Form 10-Q
period 2007-03-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2007-05-15
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-33220

BROADRIDGE FINANCIAL SOLUTIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-1151291
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Journal Square Plaza Jersey City, NJ	07306
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (201) 714-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐            Accelerated filer  ☐            Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 30, 2007 was 139,213,481.

PA RT I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Broadridge Financial Solutions, Inc.

Condensed Consolidated and Combined Statements of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Revenues:
Services revenues	$477.6	$437.1	$1,320.5	$1,173.0
Other	21.8	17.6	61.9	53.7

Total revenues	499.4	454.7	1,382.4	1,226.7
Interest expense from securities operations	6.6	4.2	18.2	11.5

Net revenues	492.8	450.5	1,364.2	1,215.2

Cost of net revenues	375.1	348.4	1,050.9	935.3
Selling, general and administrative expenses	47.6	45.0	149.2	144.1
Other expenses, net	0.2	1.3	1.8	1.9

	422.9	394.7	1,201.9	1,081.3
Earnings from continuing operations before income taxes	69.9	55.8	162.3	133.9
Provision for income taxes	28.0	22.5	63.9	54.0

Net earnings from continuing operations	41.9	33.3	98.4	79.9
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $0.2 million and $(8.9) million for the three and nine months ended March 31, 2006, respectively	—	0.3	—	(13.9)

Net earnings	$41.9	$33.6	$98.4	$66.0

Basic and diluted earnings per share:
Basic and diluted earnings per share from continuing operations	$0.30	$0.24	$0.71	$0.58
Basic and diluted loss per share from discontinued operations	—	—	—	(0.10)

Basic and diluted earnings per share	$0.30	$0.24	$0.71	$0.48

Weighted-average shares outstanding:
Basic and diluted	138.8	138.8	138.8	138.8

See Notes to Condensed Consolidated and Combined Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated and Combined Balance Sheets

(In millions, except per share amounts)

	March 31, 2007	June 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43.2	$50.1
Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	143.2	40.3
Accounts receivable, net	371.4	404.2
Securities clearing receivables	940.3	836.8
Other current assets	115.5	74.5

Total current assets	1,613.6	1,405.9
Property, plant and equipment, net	73.5	80.7
Other non-current assets	126.1	111.3
Goodwill	479.8	480.4
Intangible assets, net	33.3	56.4

Total assets	$2,326.3	$2,134.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$83.1	$78.4
Accrued expenses and other current liabilities	183.7	172.9
Securities clearing payables	732.8	613.6
Deferred revenues	37.0	9.5
Notes payable to affiliated parties	—	115.9
Short-term borrowings	331.0	—

Total current liabilities	1,367.6	990.3
Long-term debt	440.0	—
Other non-current liabilities	50.3	59.4
Deferred revenues	42.9	41.8

Total liabilities	1,900.8	1,091.5

Commitments and contingencies (Note 14)
Stockholders’ equity:
Parent company’s net investment	—	998.0
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $.01 par value: Authorized, 650.0 shares; issued and outstanding, 138.8 shares at March 31, 2007	1.4	—
Additional paid-in capital	402.4	—
Accumulated other comprehensive income	21.7	45.2

Total stockholders’ equity	425.5	1,043.2

Total liabilities and stockholders’ equity	$2,326.3	$2,134.7

See Notes to Condensed Consolidated and Combined Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated and Combined Statements of Cash Flows

(In millions)

(Unaudited)

	Nine months ended March 31,
	2007	2006
Cash Flows From Operating Activities
Net earnings	$98.4	$66.0
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	29.3	35.3
Amortization of other assets	14.8	18.2
Stock-based compensation expense	18.3	17.5
Impairment of assets of discontinued operations business	—	18.6
Other	4.8	1.0
Operating activities of discontinued operations	—	3.2
Changes in operating assets and liabilities, net of effects from the divestiture of a business:
Current assets and liabilities:
Decrease in accounts receivable	30.9	7.4
Increase in other current assets	(41.8)	(47.8)
Increase in accounts payable	4.7	20.2
Increase in accrued expenses and other current liabilities	10.8	25.2
Increase in deferred revenue	28.9	32.3
(Increase) decrease in cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	(102.9)	164.6
Increase in securities clearing receivables	(103.5)	(14.6)
Increase in securities clearing payables	119.2	32.4
Non-current assets and liabilities:
Increase in other non-current assets	(33.7)	(40.7)
Decrease in other non-current liabilities	(2.6)	(6.8)

Net cash flows provided by operating activities	75.6	332.0

Cash Flows From Investing Activities
Capital expenditures	(19.5)	(23.6)
Purchases of intangibles	(4.5)	(3.3)
Purchase price adjustments, net of cash acquired	—	12.4
Proceeds from the sale of a business	—	7.5

Net cash flows used in investing activities	(24.0)	(7.0)

Cash Flows From Financing Activities
Payment to ADP at separation	(690.0)	—
Proceeds from revolving credit facility	250.0	—
Proceeds from securities clearing credit facility	81.0	—
Proceeds from issuance of long-term debt	440.0	—
Proceeds from notes payable to ADP and affiliates	—	37.4
Payments on notes payable to ADP and affiliates	(115.9)	(18.7)
Net returns of investment to ADP and affiliates	(23.3)	(289.1)

Net cash flows used in financing activities	(58.2)	(270.4)

Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.2)

Net change in cash and cash equivalents	(6.9)	54.4
Cash and cash equivalents, at beginning of period	50.1	31.6

Cash and cash equivalents, end of period	$43.2	$86.0

Supplemental disclosure of cash flow information:
Cash payments made for interest	$20.3	$12.9
Cash payments made for income taxes	$4.9	$4.7

See Notes to Condensed Consolidated and Combined Financial Statements.

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated and Combined Financial Statements

(Tabular dollars in millions, except per share amounts)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

A. Spin-off. The spin-off of Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation, by Automatic Data Processing, Inc. (“ADP” or the “Former Parent”) became effective on March 30, 2007 through a distribution of 100% of the common stock of the Company to the holders of record of ADP’s common stock (the “Distribution”). The Distribution was pursuant to a separation and distribution agreement by which ADP contributed to the Company the subsidiaries that operated its brokerage services business.

B. Description of Business. The Company is a leading global provider of investor communication, securities processing, and clearing and outsourcing solutions to the financial services industry. The Company classifies its operations into the following reportable segments:

•

Investor Communication Solutions — provides solutions for the processing and distribution of proxy materials to investors, as well as vote processing, regulatory reporting, tax reporting and corporate actions/reorganization processing solutions. Investor Communication Solutions also provides financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, and imaging, archival and workflow solutions.

•

Securities Processing Solutions — provides advanced, computerized real-time transaction processing services that automate the securities transaction cycle. Securities Processing Solutions’ products and services include productivity tools and portfolio management, order capture and execution, trade confirmation, settlement and accounting services.

•

Clearing and Outsourcing Solutions — provides securities clearing and settlement services which is the process of matching, recording, and processing transaction instructions and then exchanging payments between counterparties. Our securities clearing services enable clients to utilize the Company’s broker-dealer business to finance inventory and margin balances. Our operations outsourcing services allow brokers of all sizes to outsource the administrative functions of trade processing, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their business.

C. Basis of Presentation. The Condensed Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These financial statements present the consolidated position of the Company as a separate, stand-alone entity subsequent to the Distribution, presented along with the historical operations of the brokerage services business on a combined basis which were operated as part of ADP prior to the Distribution. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under the cost and equity methods of accounting. The Company’s combined results of operations, financial position and cash flows for periods prior to the Distribution, may not be indicative of its future performance and do not necessarily reflect what its results of operations, financial position and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented, including changes in its operations and capitalization as a result of the separation and distribution from ADP.

In presenting the Condensed Consolidated and Combined Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Consolidated and Combined Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Combined Financial Statements of the ADP brokerage services business as of and for the year ended June 30, 2006 included in the Company’s registration statement on Form 10 filed with the United States Securities and Exchange Commission (the “SEC”) on December 19, 2006, as amended (the “Form 10”).

The Condensed Consolidated and Combined Financial Statements for periods prior to the Distribution include costs for facilities, functions and services used by the Company at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on usage. Following the separation and distribution from ADP, the Company performs these functions using internal resources or purchased services, certain of which may be provided by ADP during a transitional period pursuant to the transition services agreement. Refer to Note 15, Transactions with Former Parent, for a detailed description of the Company’s transactions with ADP subsequent to the Distribution. The expenses allocated to the Company for these services are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions. The Company’s Condensed Consolidated and Combined Financial Statements include the following transactions with ADP or its affiliates prior to the Distribution:

Overhead Expenses: The Condensed Consolidated and Combined Statements of Earnings of the Company include an allocation of certain general expenses of ADP and its affiliates, which were in support of the Company, including departmental costs for information technologies, travel, treasury, tax, internal audit, risk management, real estate, benefits and other corporate and infrastructure costs. The Company was allocated $2.8 million and $2.5 million of these overhead costs related to ADP’s shared functions for the three months ended March 31, 2007 and 2006, respectively. The Company was allocated $8.1 million and $7.6 million of these overhead costs related to ADP’s shared functions for the nine months ended March 31, 2007 and 2006, respectively. These allocated costs are reported in selling, general and administrative expenses. These allocations were based on a variety of factors. The cost for information technology support is allocated based on the number of Company end-users in relation to ADP’s total number of users. The allocation of the travel department costs is based on the estimated percentage of travel directly related to the Company. The allocation of the treasury department costs is a combination of an estimated percentage of support staff time and bank service charges that are directly related to the Company’s activities. The allocation of the internal audit department costs is based on the internal audit hours incurred for the Company in relation to ADP’s total internal audit hours. The allocation of the risk management department costs is based on the estimated percentage of insurance coverage for the Company in relation to ADP’s total insurance coverage. The allocation of the real estate department costs is based on the number of leased facilities for the Company managed by ADP’s Corporate real estate department in relation to ADP’s total leased facilities. All other allocations are based on an estimated percentage of support staff time related to the Company in comparison to ADP as a whole. Management believes that these allocations were made on a reasonable basis.

Royalty Fees: The Condensed Consolidated and Combined Statements of Earnings include a trademark royalty fee charged by ADP to the Company based on revenues for licensing fees associated with the use of the ADP trademark. The Company was charged $6.9 million and $8.1 million for the three months ended March 31, 2007 and 2006, respectively, for such trademark royalty fees. The Company was charged $27.3 million and $27.7 million for the nine months ended March 31, 2007 and 2006, respectively, for such trademark royalty fees. The portion of the allocated costs that are reported as selling, general and administrative expenses are $6.9 million and $8.0 million for the three months ended March 31, 2007 and 2006, respectively. The portion of the allocated costs that are reported as selling, general and administrative expenses are $27.3 million and $26.6 million for the nine months ended March 31, 2007 and 2006, respectively. The portion of allocated costs that are reported within the loss from discontinued operations are $0 and $0.1 million for the three months ended March 31, 2007 and 2006, respectively. The portion of allocated costs that are reported within the loss from discontinued operations are $0 and $1.1 million for the nine months ended March 31, 2007 and 2006, respectively.

Services Received from Affiliated Companies: Certain systems development functions have been outsourced to an ADP shared services facility located in India. This facility provides services to the Company as well as to ADP affiliates. The Company purchased $2.2 million and $1.7 million of services from this facility for the three months ended March 31, 2007 and 2006, respectively. The Company purchased $7.0 million and $6.0 million of services from this facility for the nine months ended March 31, 2007 and 2006, respectively. The Company recorded expense of $28.2 million and $83.5 million for the use of ADP’s shared services data center for the three and nine months ended March 31, 2007, respectively. The cost of these services is included within cost of net revenues.

Services Provided to Affiliated Companies: The Company has charged ADP and its affiliates for providing certain investor communication services. The Company recorded revenue of $6.2 million and $4.9 million for these services for the three months ended March 31, 2007 and 2006, respectively. The Company recorded revenue of $15.3 million and $14.0 million for these services for the nine months ended March 31, 2007 and 2006, respectively. The portion of this revenue that is reported within the loss from discontinued operations is $0.1 million and $0.3 million for the three and nine months ended March 31, 2006, respectively. These charges approximate what the Company would have charged a third-party customer for similar services. Management believes that these charges were made on a reasonable basis.

Notes Payable to Affiliated Parties: The amounts recorded in the Condensed Consolidated and Combined Financial Statements as notes payable to affiliated parties represent amounts that are payable to affiliated parties under contractual arrangements. Interest expense on these transactions with affiliated companies is disclosed in Note 9.

Other Services: The Company received other services from ADP and its affiliates including payroll processing services and the use of information technology software for recruiting employees. The Company is primarily charged at a fixed rate per employee per month for such payroll processing services. The charge for the use of information technology software for recruiting employees was based on the Company’s headcount in relation to ADP’s total headcount. Expenses incurred for such services was $0.1 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively. Expenses incurred for such services was $0.4 million and $0.4 million for the nine months ended March 31, 2007 and 2006, respectively. These costs are included in the Condensed Consolidated and Combined Statements of Earnings in selling, general and administrative expenses.

Financing Arrangements with ADP: ADP managed and controlled the treasury functions of the Company prior to the Distribution. Collections were swept by central treasury on a daily basis and ADP paid vendors, payroll, taxes and other disbursements on the Company’s behalf. The parent company’s net investment in the Condensed Consolidated and Combined Balance Sheets includes the excess of distributions to ADP over disbursements by ADP. Balances that have been recorded as notes payable to affiliated parties explained in Note 9 represent balances due where debt agreements existed and management intended to repay the balance. Amounts included in the Parent company’s net investment include: (i) taxes paid by ADP on the Company’s behalf for the three months ended March 31, 2007 and 2006 of $20.7 million and $0.0 million, respectively, and $54.8 million and $32.1 million for the nine months ended March 31, 2007 and 2006, respectively, (ii) equipment and software at net book value of $24.0 and $24.0 million for the three and nine months ended March 31, 2007, respectively, and (iii) as described above, overhead expenses, royalty fees, services received from and provided to affiliated companies and other services totaling $34.0 million and $7.5 million for the three months ended March 31, 2007 and 2006, respectively, and $111.0 million and $27.7 million for the nine months ended March 31, 2007 and 2006, respectively.

D. Financial Instruments. The fair value of financial instruments is generally determined by reference to quoted market values. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The amounts borrowed under the revolving credit facility and term loan facility are subject to variable interest rates and the carrying amounts are considered by management to be a reasonable estimate of their fair value.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006.

The Company will adopt SAB 108 during fiscal 2007. The adoption of SAB 108 is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt SFAS No. 159 on July 1, 2008 and is currently evaluating the effect that the adoption of SFAS No. 159 will have, if any, on its consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). This statement would require a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The Company plans to include the effect of adopting SFAS No. 158 in its Form 10-K for the year ending June 30, 2007. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, which the Company does not believe will have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company expects to adopt SFAS No. 157 on July 1, 2007 and is currently evaluating the effect that the adoption of SFAS No. 157 will have, if any, on its consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. FIN 48 requires additional annual disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company expects to adopt FIN 48 on July 1, 2007 and is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

NOTE 3. STOCKHOLDERS’ EQUITY

For all periods prior to March 31, 2007, ADP’s investment in the brokerage services business is shown as parent company’s net investment in the Condensed Consolidated and Combined Balance Sheets. On March 30, 2007, ADP completed a distribution of one share of the Company’s common stock for every four shares of ADP common stock. After the separation, the Company had 138.8 million shares of common stock outstanding. On March 31, 2007, the remaining parent company’s net investment balance, after the separation adjustments were recorded, was transferred to additional paid-in capital. On March 30, 2007, the Company paid a cash dividend of $690.0 million to ADP pursuant to a separation and distribution agreement.

The following table sets forth the changes in the components of stockholders’ equity:

			Parent Company’s Net Investment	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity/ Parent Company’s Net Investment
	Common Stock
	Shares	Amount
Balances, July 1, 2006	—	$—	$998.0	$—	$45.2	$1,043.2
Net income	—	—	98.4	—	—	98.4
Dividends to ADP	—	—	(690.0)	—	—	(690.0)
Assumption of liabilities and forgiveness of ADP intercompany balance	—	—	(3.6)	—	—	(3.6)
Transfer of net investment to additional paid-in capital	—	—	(402.8)	402.8	—	—
Issuance of common stock	138.8	1.4	—	(1.4)	—	—
Charge related to ADP equity award conversion	—	—	—	1.0	—	1.0
Minimum pension liability adjustment, net of tax	—	—	—	—	(2.0)	(2.0)
Foreign currency translation adjustments	—	—	—	—	(21.5)	(21.5)

Balances, March 31, 2007	138.8	$1.4	$—	$402.4	$21.7	$425.5

NOTE 4. EARNINGS PER SHARE

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the basic weighted average number of common shares. On March 30, 2007, the separation from ADP was completed in a tax-free distribution to the Company’s stockholders of one share of the Company’s common stock for every four shares of ADP common stock held on March 23, 2007. As a result, on March 30, 2007, the Company had 138.8 million shares of common stock outstanding, and this share amount is being utilized for the calculation of basic earnings per share for all periods presented prior to the Distribution. For all periods prior to the date of the separation, the same number of shares is being used for diluted earnings per share as for basic EPS as no common stock of the Company existed prior to March 31, 2007 and no equity awards of the Company were outstanding for the prior periods.

NOTE 5. OTHER EXPENSES, NET

Other expenses, net consists of the following:

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Interest expense on notes payable to affiliated parties	$0.7	$0.4	$1.9	$1.2
Interest expense on borrowings	0.2	—	0.2	—
Foreign exchange (gain) loss	(0.7)	0.9	(0.4)	0.6
Other	—	—	0.1	0.1

Other expenses, net	$0.2	$1.3	$1.8	$1.9

NOTE 6. DISCONTINUED OPERATIONS

On January 20, 2006, the Company completed the sale of its Investor Communication Solutions’ financial print business for $7.5 million. The Company has classified the results of operations of this business as discontinued operations. In connection with the plan to dispose of the financial print business, the Company recorded an impairment charge of $18.6 million in the nine months ended March 31, 2006 in order to reflect the assets of this business at fair value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This impairment charge is included in the loss from discontinued operations on the Condensed Consolidated and Combined Statements of Earnings.

Operating results of this discontinued operation for the three and nine months ended March 31, 2006 were as follows:

	Three months ended March 31, 2006	Nine months ended March 31, 2006
Revenues	$4.2	$46.6

Income (loss) before income taxes from discontinued operations	0.5	(22.8)
Provision (benefit) for income taxes	0.2	(8.9)

Net income (loss) from discontinued operations	$0.3	$(13.9)

NOTE 7. ACCOUNTS RECEIVABLE, NET

Accounts receivable is net of an allowance for doubtful accounts of $3.5 million and $3.1 million at March 31, 2007 and June 30, 2006, respectively.

NOTE 8. SECURITIES CLEARING RECEIVABLES AND PAYABLES

Securities clearing receivables and payables consist of the following:

	March 31, 2007	June 30, 2006
Receivables:
Clearing customers	$571.0	$552.0
Securities borrowed	132.5	100.7
Broker-dealers and other	115.8	63.3
Clearing organizations	29.2	27.7
Securities failed to deliver	91.8	93.1

Total	$940.3	$836.8

Payables:
Clearing customers	$609.9	$449.7
Securities loaned	12.8	5.8
Broker-dealers and other	71.4	90.8
Securities failed to receive	38.7	67.3

Total	$732.8	$613.6

As of March 31, 2007, the Company had received collateral, primarily in connection with customer margin loans, securities borrowed transactions and correspondent accounts with a market value of approximately $3,569.6 million, which it can sell or repledge. Of this amount, approximately $445.7 million had been pledged or sold as of March 31, 2007 in connection with securities loaned, street-side settlement and deposits with clearing organizations.

The Clearing and Outsourcing Solutions segment is comprised of one subsidiary, which is subject to the Uniform Net Capital Rule of the SEC. At March 31, 2007, the net capital of such subsidiary was $228.4 million, exceeding the net capital requirement by $211.7 million. This subsidiary has secured Excess Securities Investor Protection Corporation (“SIPC”) insurance coverage for its customers. Under the terms of the Excess SIPC insurance coverage, this subsidiary is required to maintain net capital of $200.0 million.

NOTE 9. NOTES PAYABLE TO AFFILIATED PARTIES

At June 30, 2006, the Company’s ADP Clearing & Outsourcing Services, Inc. subsidiary (“ADPCOS”) had a subordinated loan payable of $65.0 million under a $250.0 million revolving cash subordination agreement with ADP, the components of which are as follows:

			Expense
			Three months ended March 31,		Nine months ended March 31,		Fair Value at June 30, 2006
Principal	Interest Rate	Maturity	2007	2006	2007	2006
$30.0	0%	June 6, 2016	$—	$—	$—	$—	$16.6
$35.0	Fed Funds + 85 bps	June 6, 2016	$0.5	$0.5	$1.6	$0.8	$35.0

Fair value of the non-interest bearing loan was estimated using a discount rate of 6.01%.

This loan was subordinated to the claims of general creditors of ADPCOS and had been approved as regulatory capital and, accordingly, was included as regulatory capital in computing ADPCOS’ net capital under Rule 15c3-1.

The interest expense on this loan is included in interest expense from securities operations in the Condensed Consolidated and Combined Statements of Earnings.

The following is a listing of all notes payable to affiliates as of June 30, 2006 including those discussed above:

Type of Issue	Interest Rate	Original Date of Maturity	June 30, 2006
Notes payable denominated in a foreign currency:
Note payable to affiliate	0.75%	3/13/08	$2.6
Note payable to affiliate	5.70%	3/20/08	2.3
Note payable to affiliate	0.00%		31.8

			36.7

Notes payable denominated in US dollars:
Note payable to affiliate	3.45%	1/20/07	14.2
Note payable to affiliate	0.00%	6/6/16	30.0
Note payable to affiliate	Fed Funds + 85 bps	6/6/16	35.0

			79.2

Total notes payable to affiliated parties			$115.9

Notes payable to affiliates were repaid prior to the spin-off date. Accordingly, they were classified as current liabilities on the Condensed Consolidated and Combined Balance Sheets. Interest expense on notes payable to affiliates was $0.7 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively. Interest expense on notes payable to affiliates was $1.9 million and $1.2 million for the nine months ended March 31, 2007 and 2006, respectively. Interest expense on notes payable to affiliates is reported in other expenses, net in the Condensed Consolidated and Combined Statements of Earnings.

NOTE 10. BORROWINGS

Revolving Credit and Loan Facilities: On March 29, 2007, the Company entered into a $1,190.0 million senior unsecured credit facility, consisting of a $440.0 million five-year term loan facility, a $500.0 million five-year revolving credit facility and a $250.0 million one-year revolving credit facility. Borrowings under the five-year term loan facility bear interest at LIBOR plus 40 to 90 basis points based on debt ratings at the time of the borrowing. The five-year term loan facility was subject to interest at LIBOR plus 50 basis points as of March 31, 2007. Borrowings under the five-year revolving credit facility bear interest at LIBOR plus 27 to 75 basis points based on debt ratings and the utilization percentage of the facility at the time of the borrowing. The five-year revolving credit facility also has an annual facility fee equal to 8 to 20 basis points on the $500.0 million facility, based on the Company’s debt rating, whether used or unused. The annual facility fee for the five-year revolving credit facility was equal to 10 basis points as of March 31, 2007. Borrowings under the one-year revolving credit facility bear interest at LIBOR plus 47 basis points. The one-year revolving credit facility also has an annual facility fee equal to 8 basis points on the $250.0 million facility, whether used or unused. The Company incurred $1.5 million in debt issuance costs to establish these credit facilities. These costs have been capitalized and will be amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the terms of these facilities.

On March 29, 2007, the Company borrowed $440.0 million under the five-year term loan facility and $250.0 million under the one-year revolving credit facility. The proceeds received in connection with the $690.0 million of borrowings were transferred to ADP on March 30, 2007 as a tax-free dividend.

These credit facilities are subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At March 31, 2007, the Company was in compliance with the financial covenants of this credit facility.

Short-Term Borrowing Facilities: At March 31, 2007, ADPCOS had a loan payable of $81.0 million under an unsecured, uncommitted overnight bank credit facility. Borrowings on this credit facility bear interest at the effective federal funds rate plus 37.5 basis points.

In addition, immediately prior to the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest LIBOR plus 250 basis points.

Available Capacity: As of March 31, 2007, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Short-term
Revolving credit facility	March 2008	$250.0	$250.0	$—
Securities clearing credit facility	Demand	Uncommitted	81.0	—
Foreign lines of credit	Demand	Uncommitted	—	—

		250.0	331.0	—

Long-term
Term loan facility	March 2012	440.0	440.0	—
Revolving credit facility	March 2012	500.0	—	500.0

		940.0	440.0	500.0

		$1,190.0	$771.0	$500.0

NOTE 11. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans. Certain employees of the Company are covered by ADP’s domestic defined benefit plans. In addition, certain employees of the Company are part of ADP’s Supplemental Officer Retirement Plan (“ADP SORP”). The ADP SORP is a defined benefit plan pursuant to which ADP will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. Liabilities and assets related to these plans have not been transferred to the Company. Domestic pension expense allocated to the Company for the three months ended March 31, 2007 and 2006 was $1.2 million and $0.8 million, respectively. Domestic pension expense allocated to the Company for the nine months ended March 31, 2007 and 2006 was $3.5 million and $2.3 million, respectively. ADP SORP expense allocated to the Company for the three months ended March 31, 2007 and 2006 was $0.1 million and $0.1 million, respectively. ADP SORP expense allocated to the Company for the nine months ended March 31, 2007 and 2006 was $0.2 million and $0.3 million, respectively.

A supplemental officer retirement plan (“Broadridge SORP”) was created for the Company. The Broadridge SORP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. Years of service with ADP are credited as service under the Broadridge SORP. The Broadridge SORP is an unfunded plan. The accumulated postretirement benefit obligation of this plan at March 31, 2007 was $2.0 million.

Defined Contribution Savings Plans. ADP has defined contribution plans that cover most of its domestic employees. This 401(k) plan provides company matching under various formulas. The costs allocated to the Company for the domestic associates plans for the three months ended March 31, 2007 and 2006 were $1.3 million and $1.3 million, respectively. The costs allocated to the Company for the domestic associates plans for the nine months ended March 31, 2007 and 2006 were $3.8 million and $3.7 million, respectively.

NOTE 12. STOCK-BASED COMPENSATION

Incentive Equity Awards Converted from ADP Awards. Prior to March 31, 2007, all employee equity awards (stock options and restricted stock) were granted by ADP. At the time of the separation, ADP’s outstanding equity awards for employees of the Company were converted into equity awards of Broadridge at a ratio of 2.4569 Broadridge stock options for every ADP stock option held prior to the spin-off and 2.2386 Broadridge time-based restricted shares for every share of ADP time-based restricted shares held prior to the spin-off. As a result, the Company issued 17.4 million stock options (weighted average exercise price of $18.62) and 0.3 million time-based restricted shares upon completion of the conversion of existing ADP equity awards into the Company’s equity awards. As the conversion was considered a modification of an award in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), the Company compared the fair value of the award immediately prior to the separation to the fair value immediately after the separation to measure the incremental compensation cost. The conversion resulted in an increase in the fair value of the awards by $2.3 million of which $1.0 million was recognized in March 2007 and $1.3 million will be recognized over the remaining vesting period of the associated modified unvested options.

Incentive Equity Awards Granted by the Company. Prior to the separation, the Company adopted The Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (“2007 Plan”). The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock awards, stock bonuses and performance compensation awards to employees, non-employee directors, and other key individuals who perform services for the Company. No equity awards have been granted by the Company as of March 31, 2007 other than equity awards that converted from ADP awards.

The Company accounts for stock-based compensation in accordance with SFAS No. 123R which requires the measurement of stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of grant. Stock-based compensation primarily consists of the following:

Stock Options: Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant. Stock options are issued under a grade vesting schedule and, generally vest ratably over five years and have a term of 10 years. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award.

Restricted Stock: The Company has a restricted stock program under which shares of common stock have been issued to certain key employees. These shares are restricted as to transfer and in certain circumstances must be returned to the Company at the original purchase price. The Company records stock compensation expense relating to the issuance of restricted stock over the period during which the transfer restrictions exist, which is up to five years from the date of grant. The value of the Company’s restricted stock, based on market prices, is recognized as compensation expense over the restriction period on a straight-line basis.

Stock-based compensation expense of $6.2 million and $5.8 million was recognized in earnings for the three months ended March 31, 2007 and 2006, respectively, as well as related tax benefits of $2.4 million and $2.2 million, respectively. Stock-based compensation expense of $18.3 million and $18.2 million was recognized in earnings for the nine months ended March 31, 2007 and 2006, respectively, as well as related tax benefits of $7.0 million and $7.0 million, respectively.

As of March 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards amounted to $19.0 million and $14.3 million, respectively, which will be amortized over the weighted average remaining requisite service periods of four years and two years, respectively.

For stock options issued, the fair value of each stock option was estimated on the date of grant using a binomial option pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.

The following table presents the assumptions used to determine the fair values of the stock option grants immediately after separation to measure the incremental compensation cost:

Risk-free interest rate	4.6%
Dividend yield	1.4%
Weighted average volatility factor	23.0%
Weighted average expected life (in years)	4
Weighted average fair value (in dollars)	$4.62

NOTE 13. INCOME TAXES

The Company, headquartered in the United States of America, is routinely examined by the U.S. Internal Revenue Service (the “IRS”) as part of the IRS U.S. federal income tax audit of ADP and is also routinely examined by the tax authorities in the U.S. states and foreign countries in which it conducts business. The tax years under audit examination vary by tax jurisdiction. With respect to U.S. federal income taxes, the Company has been a member of the ADP U.S. federal income tax consolidated group through March 30, 2007. As a member of the ADP U.S. federal income tax consolidation, the Company is included in any IRS examination of ADP for periods up to and including March 30, 2007. ADP and the Company are currently under IRS audit for the years ended June 30, 1998 through the year ended June 30, 2002 which is expected to be substantially completed in fiscal year 2008. In addition, the IRS is conducting an examination of fiscal year 2003 through 2007. As a member of the ADP U.S. federal income tax consolidated group and pursuant to a tax allocation agreement between the Company and ADP, the U.S. federal income tax payable of the Company for the period ending March 30, 2007, will be assumed by ADP. In addition, any items of income or expense successfully challenged by the IRS attributable to the business operations of the Company for tax periods ending March 30, 2007 or earlier, will be tax liabilities assumed by ADP. Correspondingly, any items of income or expense attributable to the business operations of the Company for tax periods ending March 30, 2007 or earlier, which are settled favorably with the IRS by ADP, will remain with ADP. Accordingly, the Company has not established any tax reserves or tax assets with respect to U.S. federal income taxes for the tax period ending March 30, 2007.

The tax allocation agreement between the Company and ADP also extends to the Company’s U.S. state income tax and foreign income tax liabilities and tax assets. Thus, for any foreign or U.S. state income tax liabilities or tax assets relating to tax periods March 30, 2007 or earlier attributable to the Company’s business operations, depending on the tax jurisdiction, ADP will either make payments directly to the appropriate tax authorities or reimburse the Company for tax payments the Company made to the tax authorities that related to tax liabilities subject to the tax allocation agreement to the extent that such tax liabilities are in excess of amounts provided for in respect of such income taxes on the Condensed Combined Balance Sheet of the Company including the notes thereto, as of March 30, 2007. Similarly, to the extent that there are any tax refunds attributable to the Company’s business operations in a particular tax jurisdiction for the period March 30, 2007 or earlier, ADP will either receive such refund directly from the appropriate tax authorities or receive reimbursement from the Company for the refund received by the Company that is subject to the tax allocation agreement.

The Company regularly considers the likelihood of assessments in each of the jurisdictions resulting from examinations. To the extent the Company determines it has potential tax assessment in particular tax jurisdictions and that such assessments are not covered by the tax allocation agreement, the Company has established tax reserves which it believes are adequate in relation to the potential assessments. Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or the statute of limitations for the relevant taxing authority to examine the tax position has expired. The resolution of tax matters should not have a material effect on the combined financial condition of the Company, on the Company’s Condensed Consolidated and Combined Statements of Earnings for a particular future period or on the Company’s effective tax rate.

NOTE 14. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company is subject to various claims and litigation in the normal course of business. The Company does not believe that the resolution of these matters will have a material impact on the consolidated financial statements.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at March 31, 2007 or June 30, 2006. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

In the normal course of business, the securities activities of the Clearing and Outsourcing Solutions business primarily involve executions, settlement and financing of various securities transactions for a nationwide retail and institutional, customer and non-customer client base, introduced by its correspondent broker-dealers. These activities may expose the Company to risk in the event customers, other brokers and dealers, banks, clearing organizations or depositories are unable to fulfill contractual obligations.

The Company’s Clearing and Outsourcing Solutions segment conducts business with brokers and dealers, clearing organizations and depositories that are primarily located in the New York area. Banking activities are conducted mainly with commercial banks located in the New York area and throughout the country to support customer securities activities of correspondent broker-dealers.

For transactions in which the Company’s Clearing and Outsourcing Solutions segment extends credit to customers and non-customers, the Company seeks to control the risk associated with these activities by requiring customers and non-customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requests the deposit of additional collateral or reduces securities positions, when necessary. In addition, the Company’s correspondent broker-dealers may be required to maintain deposits relating to its security clearance activities.

The Company’s Clearing and Outsourcing Solutions segment records customers’ securities transactions on a settlement date basis, which is generally three business days after trade date. The Company is therefore exposed to off-balance sheet risk of loss on unsettled transactions in the event customers and other counterparties are unable to fulfill contractual obligations.

The Company may be exposed to a risk of loss not reflected in the Condensed Consolidated and Combined Balance Sheets for securities sold, not yet purchased, should the value of such securities rise. The securities lending activities of the Company’s Clearing and Outsourcing Solutions segment require the Company to pledge securities as collateral. In the event the counterparty is unable to meet its contractual obligation, the Company may be exposed to off-balance sheet risk of acquiring securities at prevailing market prices. The Company monitors the credit standing of counterparties with whom it conducts business. Risk is further controlled by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral level in the event of excess market exposure or instituting securities buy-in procedures when required.

The Company also provides guarantees to securities clearinghouses and exchanges. Under the standard membership agreement, members are required to guarantee the performance of the other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearinghouse, the other members would be required to meet any shortfalls. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried on the Condensed Consolidated and Combined Balance Sheets for these transactions.

In March 2007, the Company entered into a facility lease with a minimum base rent commitment of $18.1 million over eight years.

Refer to Note 15 for information regarding commitments contained in the data center outsourcing services agreement with ADP.

NOTE 15. TRANSACTIONS WITH FORMER PARENT

Prior to our separation from ADP, the Company entered into a transition services agreement with ADP to provide for an orderly transition to being an independent company. Among the principal services to be provided are operational and administrative infrastructure-related services such as use of the e-mail domain “adp.com,” accounts payable processing, procurement support and human resources administrative services. The agreement will expire and services under it will cease no later than one year following the distribution date or sooner in the event the Company no longer requires such services.

ADP and the Company entered into a number of commercial service agreements in connection with the spin-off pursuant to which ADP and the Company are providing services to each other. Services provided by ADP to the Company include human resources, payroll and benefits administration services provided by ADP in the ordinary course of its business to third party entities on terms and conditions management believes will be similar to those the Company could obtain from other providers of these services. Services provided by the Company to ADP include providing fulfillment and proxy processing services that the Company provides in the ordinary course of its business to third parties on terms and conditions it believes will be similar to those available to other third parties.

The Company entered into a data center outsourcing services agreement with ADP prior to the distribution under which ADP will provide the Company with data center services consistent with the services provided to the Company immediately prior to the distribution, provided that the governance and control of the data center shall remain the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP will provide for increasing volumes and the addition of new services over the term. Under the agreement, ADP will be responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services will be managed by ADP. The term of the agreement will expire on June 30, 2012. Minimum base fee commitments under this agreement are $26.8 million in fiscal 2007, $100.5 million in fiscal 2008, $93.1 million in fiscal 2009, $93.2 million in fiscal 2010, $94.6 million in fiscal 2011 and $95.6 million in fiscal 2012, the final year of the contract.

As of March 31, 2007, minimal costs had been incurred under these agreements, as the agreements became effective in connection with the spin-off on March 30, 2007.

NOTE 16. COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Net earnings	$41.9	$33.6	$98.4	$66.0
Foreign currency translation adjustments	(13.0)	3.8	(21.5)	18.8
Minimum pension liability adjustment, net of tax	(2.0)	—	(2.0)	—

Comprehensive income	$26.9	$37.4	$74.9	$84.8

NOTE 17. INTERIM FINANCIAL DATA BY SEGMENT

Investor Communication Solutions, Securities Processing Solutions and Clearing and Outsourcing Solutions are the Company’s reportable segments. The primary components of “Other” are the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign exchange differences is a reconciling item between the actual foreign exchange rates and fiscal 2007 budgeted foreign exchange rates. The prior year’s reportable segment net revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2007 budgeted foreign exchange rates. This adjustment is eliminated in consolidation and as such represents a reconciling difference to net revenues and earnings from continuing operations before income taxes.

Certain corporate expenses, as well as certain centrally managed expenses, are allocated based upon budgeted amounts. Because the Company compensates the management of its various businesses on, among other factors, segment profit, the Company may elect to record certain segment related expense items of an unusual or non-recurring nature in consolidation rather than reflect such items in segment profit.

Beginning in January 2007, the Company changed its methodology for charging the Clearing and Outsourcing Solutions segment for services provided by the Company’s other segments. The Clearing and Outsourcing Solutions segment is charged for services based on the other segments’ cost of providing such services. Prior to January 2007, the Clearing and Outsourcing Solutions segment was billed for these services on a mark-up basis with the other segments recording revenue for the amount of these billings. For the three months ended March 31, 2007, the Clearing and Outsourcing Solutions segment was charged $0.6 million from the Investor Communication Solutions segment and $0.9 million from the Securities Processing Solutions segment. For the three months ended March 31, 2006, the Clearing and Outsourcing Solutions segment was billed $1.3 million for services provided by the Investor Communication Solutions segment and $3.0 million for services provided by the Securities Processing Solutions segment. For the nine months ended March 31, 2007 and 2006, the Clearing and Outsourcing Solutions segment was billed $2.0 million and $3.4 million, respectively, for services provided by the Investor Communication Solutions segment and $5.9 million and $9.2 million, respectively, for services provided by the Securities Processing Solutions segment. The amounts billed by the other segments were recorded as operating expenses by the Clearing and Outsourcing Solutions segment.

Segment Results:

	Net revenues
	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Investor Communication Solutions	$337.5	$308.0	$929.5	$820.1
Securities Processing Solutions	131.2	125.4	369.6	349.9
Clearing and Outsourcing Solutions	23.2	20.6	68.2	58.1
Other	0.1	(4.3)	(7.9)	(12.6)
Foreign exchange	0.8	0.8	4.8	(0.3)

Total	$492.8	$450.5	$1,364.2	$1,215.2

	Earnings from Continuing Operations before Income Taxes
	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Investor Communication Solutions	$31.1	$22.4	$73.3	$65.1
Securities Processing Solutions	42.4	40.9	106.6	96.3
Clearing and Outsourcing Solutions	(1.1)	(5.0)	(11.3)	(20.8)
Other	(2.6)	(2.9)	(7.9)	(6.7)
Foreign exchange	0.1	0.4	1.6	(0.0)

Total	$69.9	$55.8	$162.3	$133.9

*  *  *  *  *  *  *

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Consolidated and Combined Financial Statements and accompanying Notes thereto included elsewhere herein.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q and statements made from time to time by us and our representatives may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook” and other similar terms and phrases. Statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance that involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those anticipated at the time the forward-looking statements are made. These risks and uncertainties include those risk factors discussed under the heading “Risk Factors” in our registration statement on Form 10.

Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this Quarterly Report on Form 10-Q and our registration statement on Form 10. These risks include:

•

future consolidation in the financial services industry could adversely affect our revenues by eliminating some of our existing and potential clients and could make us more dependent on a more limited number of clients;

•

the financial services industry has experienced increasing scrutiny by regulatory authorities in recent years, and further changes in legislation or regulations may affect our ability to conduct our business or may reduce our profitability; in addition, regulatory changes that specifically relate to the services we provide, such as investor communication services, could adversely affect us;

•

we have only recently begun to operate as a stand-alone public company since our spin-off from ADP on March 30, 2007, and as a result we need to (i) continue to develop our name recognition and reputation with our clients and employees, (ii) incur the additional costs of being a separate public company, (iii) continue to obtain data center services from ADP, and (iv) continue to obtain certain services from ADP on a transitional basis for up to one year from the spin-off date;

•

our Condensed Consolidated and Combined Financial Statements for periods prior to the spin-off are not necessarily representative of the results that we would have achieved as a stand-alone company or that we may achieve in the future because a number of aspects of our operations, including the cost allocations, working capital and financing costs and bargaining power that we experienced as part of ADP, have changed after the spin-off was completed; and

•

our debt load, and related financing expenses, have significantly increased as a result of the $690.0 million of indebtedness we incurred in connection with the spin-off to fund a cash dividend to ADP.

You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we do not undertake to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

Broadridge Financial Solutions, Inc. (“Broadridge,” “we,” “us,” “our,” and the “Company”) is a leading global provider of investor communication, securities processing, and clearing and outsourcing solutions to the financial services industry. We offer advanced, integrated systems and services that are dependable, scalable and cost-efficient. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities. Our reportable segments are: Investor Communication Solutions, Securities Processing Solutions, and Clearing and Outsourcing Solutions. A brief description of each segment’s operations is provided below.

•

Investor Communication Solutions — A large portion of our Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge, our innovative electronic proxy delivery and voting solution for institutional investors, helps ensure the participation of many companies’ largest stockholders. We provide regulatory reporting, tax reporting and corporate actions/reorganization processing solutions that help our clients meet their regulatory compliance needs. We also provide financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, and imaging, archival and workflow solutions that enable and enhance our clients’ communications with investors. All of these services are delivered through physical and electronic means.

•

Securities Processing Solutions — We offer a suite of advanced, computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools and portfolio management to order capture and execution, trade confirmation, settlement and accounting. Our services help financial institutions efficiently and cost-effectively consolidate their books and records, focus on their core businesses and manage risk. With multi-currency capabilities, our Global Processing Solution supports real-time global trading of equity, option, mutual fund and fixed income securities in established and emerging markets.

•

Clearing and Outsourcing Solutions — Securities clearing and settlement describes the process of matching, recording and processing transaction instructions and then exchanging payment between counterparties. Our securities clearing services enable clients to utilize our broker-dealer business to finance inventory and margin balances. Our operations outsourcing solutions allow brokers of all sizes to outsource the administrative functions of trade processing to us, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their business.

The Separation of Broadridge from ADP

The spin-off of Broadridge by ADP became effective on March 30, 2007 through a distribution of 100% of the common stock of the Company to the holders of record of ADP common stock (the “Distribution”). The Distribution was pursuant to a separation and distribution agreement by which ADP contributed to the Company the subsidiaries that operated its brokerage services business. ADP distributed all of the shares of Broadridge Financial Services, Inc. as a dividend on ADP common stock on March 30, 2007 to all shareholders of record as of March 23, 2007.

In connection with the spin-off, we made a cash payment to ADP on March 30, 2007 of $690.0 million which was financed through borrowings under $1,190.0 million of credit facilities that were entered into on March 29, 2007. The payment is reflected as a dividend to ADP in Stockholders’ Equity.

A significant portion of the expenses to effect the separation were incurred by ADP, such as investment banker fees, outside legal and accounting fees relating to the spin-off, office move costs, costs to separate information systems and temporary consulting costs. Broadridge incurred separation costs that have a future benefit to the Company, including stock compensation expense relating to the Distribution and other items such as relocation expenses associated with hiring senior management positions new to the Company, and the temporary labor costs incurred to develop ongoing processes.

Basis of Presentation

The Condensed Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These financial statements present the consolidated position of the Company as a separate, stand-alone entity subsequent to the Distribution, presented along with the historical operations of the brokerage services business on a combined basis which were operated as part of ADP prior to the Distribution. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under the cost and equity methods of accounting. The Company’s combined results of operations, financial position and cash flows for periods prior to the Distribution may not be indicative of its future performance and do not necessarily reflect what its results of operations, financial position and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented, including changes in its operations and capitalization as a result of the separation and distribution from ADP. In particular, interest expense and corporate overhead costs will be higher than they were in the past. In addition, the Company’s Condensed Consolidated Combined Statements of Earnings include a trademark royalty fee charged by ADP to the Company based on revenues for licensing fees associated with the use of the ADP trademark. As of March 30, 2007, such royalties are no longer required to be paid.

In presenting the Condensed Consolidated and Combined Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Consolidated and Combined Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These financial statements should be read in conjunction with the Combined Financial Statements of the ADP brokerage services business as of and for the year ended June 30, 2006 included in the Company’s registration statement on Form 10.

The Condensed Consolidated and Combined Financial Statements for periods prior to the Distribution include costs for facilities, functions and services used by the Company at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on usage. Following the separation and distribution from ADP, the Company performs these functions using internal resources or purchased services, certain of which may be provided by ADP during a transitional period pursuant to a transition services agreement. Refer to Note 15 to our unaudited financial statements included in Item 1 of this report for a detailed description of the Company’s transactions with ADP subsequent to the Distribution. The expenses allocated to the Company for these services are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions.

Risks Relating to Our Business

There has been and continues to be merger, acquisition and consolidation activity in the financial services industry. Mergers or consolidations of financial institutions in the future could reduce the number of our clients and potential clients. If our clients merge with or are acquired by other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce the use of our services. In addition, it is possible that the larger financial institutions resulting from mergers or consolidations could decide to perform in-house some or all of the services that we currently provide or could provide. Any of these developments could have a material adverse effect on our business, financial condition and results of operations. One of our large clients has recently been acquired and, as a result, it has notified us that it intends to terminate the Securities Processing Solutions and Clearing and Outsourcing Solutions services that we provide to it, as of the end of the current fiscal year. However, we will continue to provide this client, and its acquiror (which was an existing client), with proxy distribution and related services. The client generated $39.7 million of revenues in fiscal 2006 and $27.4 million of revenues for the nine months ended March 31, 2007 with respect to the services being terminated. The proxy distribution and related services that we will continue to provide to this client and the acquiror generated $32.6 million and $14.4 million of revenues in fiscal 2006 and the nine months ended March 31, 2007, respectively. The client has given us notice that it intends to terminate our Securities Processing Solutions and Clearing and Outsourcing Solutions services in order to utilize the proprietary services of the acquiring firm.

Our revenues are also concentrated. In fiscal 2006, we derived approximately 24% of our revenues from five clients. Our largest single client accounted for over 5% of our revenues. While these clients generally work with multiple business segments, the loss of business from any of these clients due to client consolidation or non-renewal of contracts may have an adverse affect on our revenues and results of operations. Moreover, we cannot assure you that we will be able to renew any of our contracts on terms we consider favorable. However, our business strategy includes selling additional services and products to our existing clients. We have been successful in increasing the volume of business from our existing client base. A client of our Investor Communication Solutions business segment, that was one of our five largest clients in fiscal 2006, has notified us that it will not renew its contract for account statement processing and distribution services with us, which has already expired. However, we will continue to provide this client with proxy distribution and related services. This client generated $44.8 million of revenues in fiscal 2006 and $27.9 million of revenues for the nine months ended March 31, 2007 with respect to the services being terminated. The proxy distribution and related services that we will continue to provide to this client generated $45.2 million and $28.8 million of revenue in fiscal 2006 and the nine months ended March 31, 2007, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We continually evaluate the accounting policies and estimates used to prepare our financial statements. The estimates are based on historical experience and on various other assumptions and are believed to be reasonable under the circumstances.

We have discussed those policies that we believe are critical and require judgment in their application in our registration statement on Form 10 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.” Since the date of the Form 10, there have been no material changes to our critical accounting policies or the methodologies or assumptions we use in applying them.

Results of Operations

The following discussions of Analysis of Consolidated Operations and Analysis of Reportable Segments refers to the three and nine months ended March 31, 2007 compared to the same periods in 2006. The Analysis of Consolidated Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the consolidated results of operations.

Analysis of Consolidated Operations

	Three months ended March 31,
	2007	2006	Change ($)	Change (%)
	($ in millions)
Total net revenues	$492.8	$450.5	$42.3	9.4%

Cost of net revenues	375.1	348.4	26.7	7.7
Selling, general and administrative expenses	47.6	45.0	2.6	5.8
Other expenses, net	0.2	1.3	(1.1)	(84.6)

Total expenses	422.9	394.7	28.2	7.1

Earnings from continuing operations before income taxes	69.9	55.8	14.1	25.3
Margin	14.2%	12.4%		1.8	% pts

Provision for income taxes	28.0	22.5	5.5	24.4
Effective tax rate	40.1%	40.3%		(0.2	)% pts

Net earnings from continuing operations	$41.9	$33.3	$8.6	25.8%

Basic and diluted earnings per share from continuing operations	$0.30	$0.24	$0.06	25.0%

Total Net Revenues. Our combined net revenues for the three months ended March 31, 2007 were $492.8 million, an increase of $42.3 million or 9.4%, compared to $450.5 million for the three months ended March 31, 2006. The increase was due to higher Investor Communication Solutions net revenues of $29.5 million, or 9.6%, an increase in Securities Processing Solutions net revenues of $5.8 million, or 4.6%, and an increase in Clearing and Outsourcing Solutions net revenues of $2.6 million, or 12.6%.

Total Expenses. Our combined total expenses for the three months ended March 31, 2007 were $422.9 million, an increase of $28.2 million, or 7.1%, compared to $394.7 million for the three months ended March 31, 2006. The increase in our combined total expenses was due to the increase in our revenue generating service activity. Cost of net revenues increased by $26.7 million, or 7.7%, for the three months ended March 31, 2007, due to the increase in net revenues in our three business segments. The increase was mostly attributable to the increase in Investor Communication Solutions cost of net revenues of $16.3 million, or 6.3%, of which $12.0 million represents an increase in distribution costs. The increases in cost of revenue in the Securities Processing Solutions and the Clearing and Outsourcing Solutions segments were $0.6 million and $0.7 million, respectively. Additional increase in cost of revenue reflects non-recurring costs to record the partial write-off of lease expense as we exit space at a New York facility and change the treatment of intercompany transactions with our Clearing and Outsourcing Solutions business. Selling, general and administrative expenses increased by $2.6 million, or 5.8%.

Earnings from Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes for the three months ended March 31, 2007 were $69.9 million, an increase of $14.1 million, or 25.3%, compared to $55.8 million for the three months ended March 31, 2006. The increase was due to the increase in net revenues and expenses discussed above. Overall margin increased from 12.4% to 14.2% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, reflecting gains within our Investor Communication Solutions segment, driven by higher volumes.

Provision for Income Taxes. Our effective tax rate for the three months ended March 31, 2007 was 40.1%, compared to 40.3% for the three months ended March 31, 2006. The decrease in the effective tax rate is attributable to a favorable mix of income among tax jurisdictions and the impact of a decrease in the amount of operating losses for which there is no tax benefit for the three months ended March 31, 2007 compared to March 31, 2006.

Net Earnings from Continuing Operations and Basic and Diluted Earnings per Share from Continuing Operations. Net earnings for the three months ended March 31, 2007 were $41.9 million, an increase of $8.6 million, or 25.8%, compared to $33.3 million for the three months ended March 31, 2006. Basic and diluted earnings per share from continuing operations increased 25.0%, to $0.30 for the three months ended March 31, 2007. The increase in net earnings from continuing operations reflects increased net revenues, partially offset by increased expenses, and a lower effective tax rate as described above.

	Nine months ended March 31,
	2007	2006	Change ($)	Change (%)
	($ in millions)
Total net revenues	$1,364.2	$1,215.2	$149.0	12.3%

Cost of net revenues	1,050.9	935.3	115.6	12.4
Selling, general and administrative expenses	149.2	144.1	5.1	3.5
Other expenses, net	1.8	1.9	(0.1)	(5.3)

Total expenses	1,201.9	1,081.3	120.6	11.2

Earnings from continuing operations before income taxes	162.3	133.9	28.4	21.2
Margin	11.9%	11.0%		0.9	pts.

Provision for income taxes	63.9	54.0	9.9	18.3
Effective tax rate	39.4%	40.3%		(0.9	) pts.

Net earnings from continuing operations	$98.4	$79.9	$18.5	23.2%

Basic and diluted earnings per share from continuing operations	$0.71	$0.58	$0.13	22.4%

Total Net Revenues. Our combined net revenues for the nine months ended March 31, 2007 were $1,364.2 million, an increase of $149.0 million or 12.3%, compared to $1,215.2 million for the nine months ended March 31, 2006. The increase reflects an increase in Investor Communication Solutions net revenues of $109.4 million, or 13.3%, an increase in Securities Processing Solutions net revenues of $19.7 million, or 5.6%, and an increase in Clearing and Outsourcing Solutions net revenues of $10.1 million, or 17.4%. The growth in our net revenues was also favorably impacted by $5.1 million due to fluctuations in foreign currency exchange rates.

Total Expenses. Our combined total expenses for the nine months ended March 31, 2007 were $1,201.9 million, an increase of $120.6 million, or 11.2%, compared to $1,081.3 million for the nine months ended March 31, 2006. The increase in our combined total expenses was due to the increase in our revenue generating service activity. Cost of net revenues increased by $115.6 million, or 12.4%, for the nine months ended March 31, 2007, due to the increase in net revenues in our three business segments. The increase was mostly attributable to the increase in Investor Communication Solutions cost of net revenues of $91.8 million, or 13.6%, of which $59.1 million represents an increase in distribution costs. To a lesser extent, the increase in cost of net revenues was also attributable to the increase in Securities Processing Solutions cost of net revenues of $6.5 million and in Clearing and Outsourcing Solutions cost of net revenues of $5.4 million. Selling, general and administrative expenses increased by 5.1 million, or 3.5%.

Earnings from Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes for the nine months ended March 31, 2007 were $162.3 million, an increase of $28.4 million, or 21.2%, compared to $133.9 million for the nine months ended March 31, 2006. The increase was due to the increase in net revenues and expenses discussed above. Overall margin increased from 11.0% to 11.9% for the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006, driven by higher margins in our Securities Processing Solutions segment due to an increase in trade processing revenues.

Provision for Income Taxes. Our effective tax rate for the nine months ended March 31, 2007 was 39.4%, compared to 40.3% for the nine months ended March 31, 2006. The decrease in the effective tax rate is attributable to a favorable mix of income among tax jurisdictions and the impact of a decrease in the amount of operating losses for which there is no tax benefit for the nine months ended March 31, 2007 compared to March 31, 2006.

Net Earnings from Continuing Operations and Basic and Diluted Earnings per Share from Continuing Operations. Net earnings for the nine months ended March 31, 2007 were $98.4 million, an increase of $18.5 million, or 23.2%, compared to $79.9 million for the nine months ended March 31, 2006. Basic and diluted earnings per share from continuing operations increased 22.4% to $0.71 for the nine months ended March 31, 2007. The increase in net earnings from continuing operations reflects the increase in net revenues, partially offset by increased expenses, and a lower effective tax rate as described above.

Analysis of Reportable Segments

Investor Communication Solutions, Securities Processing Solutions and Clearing and Outsourcing Solutions are the Company’s reportable segments. The primary components of “Other” are the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign exchange differences are a reconciling item between the actual foreign exchange rates and fiscal 2007 budgeted foreign exchange rates. The prior year’s reportable segment net revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2007 budgeted foreign exchange rates. This adjustment is eliminated in consolidation and as such represents a reconciling difference to net revenues and earnings from continuing operations before income taxes.

Certain corporate expenses, as well as certain centrally managed expenses, are allocated based upon budgeted amounts. Because the Company compensates the management of its various businesses on, among other factors, segment profit, the Company may elect to record certain segment related expense items of an unusual or non-recurring nature in consolidation rather than reflect such items in segment profit.

Beginning in January 2007, the Company changed its methodology for charging the Clearing and Outsourcing Solutions segment for services provided by the Company’s other segments. The Clearing and Outsourcing Solutions segment is charged for services based on the other segments’ cost of providing such services. Prior to January 2007, the Clearing and Outsourcing Solutions segment was billed for these services on a mark-up basis with the other segments recording revenue for the amount of these billings.

Net Revenues

	Three months ended March 31,				Nine months ended March 31,
	2007	2006	Change ($)	Change (%)	2007	2006	Change ($)	Change (%)
	($ in millions)
Investor Communication Solutions	$337.5	$308.0	$29.5	9.6%	$929.5	$820.1	$109.4	13.3%
Securities Processing Solutions	131.2	125.4	5.8	4.6	369.6	349.9	19.7	5.6
Clearing and Outsourcing Solutions	23.2	20.6	2.6	12.6	68.2	58.1	10.1	17.4
Other	0.1	(4.3)	4.4	102.3	(7.9)	(12.6)	4.7	37.3
Reconciling item:
Foreign Exchange	0.8	0.8	—	—	4.8	(0.3)	5.1	*

Total company	$492.8	$450.5	$42.3	9.4%	$1,364.2	$1,215.2	$149.0	12.3%

Earnings from Continuing Operations Before Income Taxes

	Three months ended March 31,				Nine months ended March 31,
	2007	2006	Change ($)	Change (%)	2007	2006	Change ($)	Change (%)
	($ in millions)
Investor Communication Solutions	$31.1	$22.4	$8.7	38.8%	$73.3	$65.1	$8.2	12.6%
Securities Processing Solutions	42.4	40.9	1.5	3.7	106.6	96.3	10.3	10.7
Clearing and Outsourcing Solutions	(1.1)	(5.0)	3.9	78.0	(11.3)	(20.8)	9.5	45.7
Other	(2.6)	(2.9)	0.3	10.3	(7.9)	(6.7)	(1.2)	(17.9)
Reconciling item:
Foreign Exchange	0.1	0.4	(0.3)	(75.0)	1.6	—	1.6	*

Total company	$69.9	$55.8	$14.1	25.3%	$162.3	$133.9	$28.4	21.2%

Investor Communication Solutions Segment

Net Revenues. Investor Communication Solutions’ net revenues for the three months ended March 31, 2007 were $337.5 million, an increase of $29.5 million, or 9.6% compared to $308.0 million for the three month period ended March 31, 2006. Distribution revenue was $183.0 million for the three months ended March 31, 2007, an increase of 10.9%, compared to $165.0 million for the three months ended March 31, 2006. The increase in distribution revenue was driven by higher volumes. Revenues from our proxy, interim and other communication services grew due to higher non-recurring corporate actions-related activity and higher equity proxy activity, and higher mutual fund activity driven by internal growth. Our number of pieces processed declined 3.1% from 254.9 million for the three months ended March 31, 2006 to 247.1 million for the three months ended March 31, 2007. Offsetting the effects to revenue of a volume decline was a more favorable product mix. Our fulfillment services revenues increased by $6.7 million due to higher volumes. Net revenues for the nine months ended March 31, 2007 were $929.5 million, an increase of $109.4 million, or 13.3%, compared to $820.1 million for the nine months ended March 31, 2006. Distribution revenue was $495.8 million for the nine months ended March 31, 2007, an increase of 15.0%, compared to $431.1 million for the nine months ended March 31, 2006. The increase was due to increases in the volume of our proxy, interim and other communication services, as well as increases in our fulfillment services activity. Revenues from our proxy, interim and other communication services grew due to higher non-recurring corporate actions-related activity and higher equity proxy activity, and higher mutual fund activity. Our number of pieces processed increased 9.9% from 652.8 million for the nine months ended March 31, 2006 to 717.7 million for the nine months ended March 31, 2007. Our fulfillment services revenues increased by $17.3 million due to an increase in volumes processed. Contributing to the 13.3% revenue growth were internal growth of 12.1%, growth from acquisitions of 1.0%, and net new business growth of 0.2%.

Earnings from Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes for the three months ended March 31, 2007 were $31.1 million, an increase of $8.7 million, or 38.8%, compared to $22.4 million for the three months ended March 31, 2006. Margin increased by 1.9 percentage points reflecting a change in the mix of processing and distribution services. Earnings from continuing operations before income taxes for the nine months ended March 31, 2007 were $73.3 million, an increase of $8.2 million, or 12.6%, compared to $65.1 million for the nine months ended March 31, 2006. Margin declined by 0.1 percentage points due to the mix of processing and distribution services.

Securities Processing Solutions Segment

Net Revenues. Securities Processing Solutions’ net revenues for the three months ended March 31, 2007 were $131.2 million, an increase of $5.8 million, or 4.6%, compared to $125.4 million for the three months ended March 31, 2006. The increase was due to $3.5 million in internal growth from our existing client base in both our domestic equity and fixed income trade processing and $2.3 million in net new business. Net revenues for the nine months ended March 31, 2007 were $369.6 million, an increase of $19.7 million, or 5.6%, compared to $349.9 million for the nine months ended March 31, 2006. The increase was due to $11.2 million of internal growth from our existing client base in both our domestic equity and fixed income trade processing and $8.5 million in net new business.

Earnings from Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes for three months ended March 31, 2007 were $42.4 million, an increase of $1.5 million, or 3.7%, compared to $40.9 million for the three months ended March 31, 2006. Margin decreased by 0.3 percentage points reflecting the change in methodology, beginning in January 2007, for charging the Clearing and Outsourcing Solutions segment for services provided by the Securities Processing Solutions segment. Earnings from continuing operations before income taxes for nine months ended March 31, 2007 were $106.6 million, an increase of $10.3 million, or 10.7%, compared to $96.3 million for the nine months ended March 31, 2006. Margin increased by 1.3 percentage points due to product mix and one-time revenues.

Clearing and Outsourcing Solutions Segment

Net Revenues. Clearing and Outsourcing Solutions’ net revenues were $23.2 million for the three months ended March 31, 2007, an increase of $2.6 million, or 12.6%, compared to $20.6 million for the three months ended March 31, 2006. The increase in net revenues was due to new outsourcing business of $1.2 million and higher net interest income of $1.4 million, as average margin balances for the three months ended March 31, 2007 were $689.7 million compared with $602.5 million for the three months ended March 31, 2006. Net revenues were $68.2 million for the nine months ended March 31, 2007, an increase of $10.1 million, or 17.4%, compared to $58.1 million for the nine months ended March 31, 2006. The increase in net revenues was due to new outsourcing business of $6.0 million and higher net interest income of $4.5 million, as average margin balances for the nine months ended March 31, 2007 were $670.5 million compared with $611.2 million for the nine months ended March 31, 2006.

Loss from Continuing Operations before Income Taxes. Loss from continuing operations before income taxes was $1.1 million for the three months ended March 31, 2007, a decrease of $3.9 million, or 78.0%, compared to a loss of $5.0 million for the three months ended March 31, 2006. The improvement was primarily due to higher net revenues, as well as lower expenses resulting from the change in methodology, beginning in January 2007, for charging the Clearing and Outsourcing Solutions segment for services provided by the Company’s other segments. Loss from continuing operations before income taxes was $11.3 million for the nine months ended March 31, 2007, a decrease of $9.5 million, or 45.7%, compared to a loss of $20.8 million for the nine months ended March 31, 2006. The improvement was primarily due to higher net revenues as well as lower expenses due to the absence of integration and transition costs incurred in the prior year.

Beginning in January 2007, the Company changed its methodology for charging the Clearing and Outsourcing Solutions segment for services provided by the Company’s other segments. The Clearing and Outsourcing Solutions segment is charged for services based on the other segments’ cost of providing such services. Prior to January 2007, the Clearing and Outsourcing Solutions segment was billed for these services on a mark-up basis with the other segments recording revenue for the amount of these billings. The following table summarizes the amounts charged to the Clearing and Outsourcing Solutions segment by the Company’s other segments for the three and nine month periods ended March 31, 2007 and 2006. The amounts billed by the other segments were recorded as cost of net revenues by the Clearing and Outsourcing Solutions segment.

Summary of Amounts Charged to the Clearing and Outsourcing Solutions Segment by the Company’s Other Segments and recorded as cost of net revenues by the Clearing and Outsourcing Solutions Segment:

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
	($ in millions)
Investor Communication Solutions segment	$0.6	$1.3	$2.6	$3.4
Securities Processing Solutions segment	0.9	3.0	6.8	9.2

Total	$1.5	$4.3	$9.4	$12.6

Other

The primary components of “Other” revenues are the elimination of revenues from intercompany activity. The primary components of “Other” earnings from continuing operations before income taxes are corporate allocations and Other expenses, net consisting primarily of interest expense.

Financial Condition, Liquidity and Capital Resources

At March 31, 2007, cash and cash equivalents were $43.2 million and Stockholders’ Equity was $425.5 million. At March 31, 2007, working capital was $246.0 million compared to $415.6 million at June 30, 2006.

On March 29, 2007, the Company entered into a $1,190.0 million credit facility, consisting of a $440.0 million five-year term loan, a $500.0 million five-year revolving credit facility and a $250.0 million one-year revolving credit facility. On March 29, 2007, the Company drew down fully on the $440.0 million five-year term loan facility and the $250.0 million one-year revolving credit facility. The proceeds received in connection with the $690.0 million of borrowings were transferred to ADP on March 30, 2007 as a dividend. Refer to Note 10 to our unaudited financial statements included in Item 1 of this report and to the discussion of cash flows used in financing activities in the following section for further discussion of our financing activities.

Based upon current and anticipated levels of operations, we believe that our cash on hand and cash flow from operations, combined with borrowings available under the credit facility, will be sufficient to enable us to meet our current and anticipated cash operating requirements, capital expenditures and working capital needs.

Cash Flows

The cash flows from operating and financing activities for our Clearing and Outsourcing Solutions segment differ from that of our other businesses because the broker-dealer third-party clearing activities utilize payables to finance their business activities, and the regulations associated with the broker-dealer industry require cash or securities to be segregated for the exclusive benefit of customers in certain circumstances based on regulatory calculations driven by customers’ balances. As a result, management analyzes cash flows provided from operating and financing activities of the Clearing and Outsourcing Solutions segment separately from all other businesses. Net cash flows provided by operating activities were as follows:

	Nine months ended March 31,		Change ($)	Change (%)
	2007	2006
Net cash flows provided by operating activities for all businesses, excluding the Clearing and Outsourcing Solutions segment	$170.8	$169.8	$1.0	0.6%
Net cash flows provided by (used in) operating activities for the Clearing and Outsourcing Solutions segment	(95.2)	162.2	(257.4)	-158.7%

Net cash flows provided by operating activities, as reported	$75.6	$332.0	($256.4)	-77.2%

Net cash flows provided by operating activities for all businesses, excluding the Clearing and Outsourcing Solutions segment, were $170.8 million for the nine months ended March 31, 2007, an increase of $1.0 million, compared to $169.8 million for the comparable period in the prior fiscal year. Net cash flows used in operating activities for the Clearing and Outsourcing Solutions segment were $95.2 million for the nine months ended

March 31, 2007 compared to cash flows provided by operating activities of $162.2 million for the nine months ended March 31, 2006. At June 30, 2005, the Clearing and Outsourcing Solutions segment had a regulatory deposit reserve requirement of $176.8 million. That deposit reserve was released the following week, resulting in a cash inflow of $176.8 million. There was no similar reserve requirement at June 30, 2006. At March 31, 2007, the Clearing and Outsourcing Solutions segment had a regulatory deposit reserve requirement of $102.7 million. The funding of such reserve resulted in a cash outflow of $102.7 million. Subsequent to March 31, 2007, that reserve was released.

Net cash flows used in investing activities were as follows:

	Nine months ended March 31,		Change ($)	Change (%)
	2007	2006
Net cash flows used in investing activities for all businesses, excluding the Clearing and Outsourcing Solutions segment	($23.1)	($4.8)	($18.3)	381.3%
Net cash flows used in investing activities for the Clearing and Outsourcing Solutions segment	(0.9)	(2.2)	1.3	-59.1%

Net cash flows used in investing activities, as reported	($24.0)	($7.0)	($17.0)	242.9%

Net cash flows used in investing activities for all businesses for the nine months ended March 31, 2007 totaled $24.0 million compared to $7.0 million for the comparable period in the prior year. The fluctuation between periods was primarily due to amounts received for purchase price adjustments related to the acquisition of the U.S. Clearing and Broker-Dealer Services divisions of Bank of America Corporation and the proceeds from the sale of the Company’s financial print business included in the nine months ended March 31, 2006.

Net cash flows used in financing activities were as follows:

	Nine months ended March 31,		Change ($)	Change (%)
	2007	2006
Net cash flows used in financing activities for all businesses, excluding the Clearing and Outsourcing Solutions segment	($139.9)	($184.5)	$44.6	-24.2%
Net cash flows provided by (used in) financing activities for the Clearing and Outsourcing Solutions segment	81.7	(85.9)	167.6	-195.1%

Net cash flows used in financing activities, as reported	($58.2)	($270.4)	$212.2	-78.5%

Net cash flows used in financing activities for all businesses, excluding the Clearing and Outsourcing Solutions segment, were $139.9 million for the nine months ended March 31, 2007, a decrease of $44.6 million, compared to $184.5 million for the comparable period in the prior fiscal year. Net cash flows provided by financing activities for the Clearing and Outsourcing Solutions segment were $81.7 million for the nine months ended March 31, 2007 compared to cash flows used in financing activities of $85.9 million for the nine months ended March 31, 2006. The $81.7 million provided in March 2007 was utilized to fund the regulatory deposit described above. The $85.9 million usage for the nine months ended March 31, 2006 includes a return of $119.0 million previously borrowed from ADP, which was used to fund the $176.8 million reserve described above.

Liquidity Risk

Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain ratios.

Seasonality

Our business has experienced and is expected to continue to experience seasonality due to seasonal patterns in our Investor Communication Solutions segment. Typically, our revenues increase during our fourth fiscal quarter (the second quarter of the calendar year) as most of our proxy processing and distribution of proxy materials and annual reports are completed during the fourth fiscal quarter. The effect of such seasonality makes it difficult to estimate future operating results based on the results of any specific quarter.

Income Taxes

The Company, headquartered in the United States of America, is routinely examined by the U.S. Internal Revenue Service (the “IRS”) as part of the IRS U.S. federal income tax audit of ADP and is also routinely examined by the tax authorities in the U.S. states and foreign countries in which it conducts business. The tax years under audit examination vary by tax jurisdiction. With respect to U.S. federal income taxes, the Company has been a member of the ADP U.S. federal income tax consolidated group through March 30, 2007. As a member of the ADP U.S. federal income tax consolidation, the Company is included in any IRS examination of ADP for periods up to and including March 30, 2007. ADP and the Company are currently under IRS audit for the years ended June 30, 1998 through the year ended June 30, 2002 which is expected to be substantially completed in fiscal year 2008. In addition, the IRS is conducting an examination of fiscal year 2003 through 2007. As a member of the ADP U.S. federal income tax consolidated group and pursuant to a tax allocation agreement between the Company and ADP, the U.S. federal income tax payable of the Company for the period ending March 30, 2007, will be assumed by ADP. In addition, any items of income or expense successfully challenged by the IRS attributable to the business operations of the Company for tax periods ending March 30, 2007 or earlier, will be tax liabilities assumed by ADP. Correspondingly, any items of income or expense attributable to the business operations of the Company for tax periods ending March 30, 2007 or earlier, which are settled favorably with the IRS by ADP, will remain with ADP. Accordingly, the Company has not established any tax reserves or tax assets with respect to U.S. federal income taxes for the tax period ending March 30, 2007.

The tax allocation agreement between the Company and ADP also extends to the Company’s U.S. state income tax and foreign income tax liabilities and tax assets. Thus, for any foreign or U.S. state income tax liabilities or tax assets relating to tax periods March 30, 2007 or earlier attributable to the Company’s business operations, depending on the tax jurisdiction, ADP will either make payments directly to the appropriate tax authorities or reimburse the Company for tax payments the Company made to the tax authorities that related to tax liabilities subject to the tax allocation agreement to the extent that such tax liabilities are in excess of amounts provided for in respect of such income taxes on the condensed combined balance sheet of the Company including the notes thereto, as of March 30, 2007. Similarly, to the extent that there are any tax refunds attributable to the Company’s business operations in a particular tax jurisdiction for the period March 30, 2007 or earlier, ADP will either receive such refund directly from the appropriate tax authorities or receive reimbursement from the Company for the refund received by the Company that is subject to the tax allocation agreement.

The Company regularly considers the likelihood of assessments in each of the jurisdictions resulting from examinations. To the extent the Company determines it has potential tax assessment in particular tax jurisdictions and that such assessments are not covered by the tax allocation agreement, the Company has established tax reserves which it believes are adequate in relation to the potential assessments. Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or the statute of limitations for the relevant taxing authority to examine the tax position has expired. The resolution of tax matters should not have a material effect on the combined financial condition of the Company, on the Company’s Condensed Consolidated and Combined Statements of Earnings for a particular future period or on the Company’s effective tax rate.

Contractual Obligations

Prior to our separation from ADP, the Company entered into a transition services agreement with ADP to provide for an orderly transition to being an independent company. Among the principal services to be provided are operational and administrative infrastructure-related services such as use of the e-mail domain “adp.com,” accounts payable processing, procurement support and human resources administrative services. The agreement will expire and services under it will cease no later than one year following the distribution date or sooner in the event the Company no longer requires such services.

ADP and the Company entered into a number of commercial service agreements in connection with the spin-off pursuant to which ADP and the Company are providing services to each other. Services provided by ADP to the Company include human resources, payroll and benefits administration services provided by ADP in the ordinary course of its business to third party entities on terms and conditions management believes will be similar to those the Company could obtain from other providers of these services. Services provided by the Company to ADP include providing fulfillment and proxy processing services that the Company provides in the ordinary course of its business to third parties on terms and conditions it believes will be similar to those available to other third parties.

The Company entered into a data center outsourcing services agreement with ADP prior to the distribution under which ADP will provide the Company with data center services consistent with the services provided to the Company immediately prior to the distribution, provided that the governance and control of the data center shall remain the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP will provide for increasing volumes and the addition of new services over the term. Under the agreement, ADP will be responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services will be managed by ADP. The term of the agreement will expire on June 30, 2012. Minimum base fee commitments under this agreement are $26.8 million in fiscal 2007, $100.5 million in fiscal 2008, $93.1 million in fiscal 2009, $93.2 million in fiscal 2010, $94.6 million in fiscal 2011 and $95.6 million in fiscal 2012, the final year of the contract.

As of March 31, 2007, minimal costs had been incurred under these agreements, as the agreements became effective in connection with the spin-off on March 30, 2007.

On March 31, 2007, the Company entered into a $1,190.0 million credit facility. See “—Financial Condition, Liquidity and Capital Resources” and Note 10 to our unaudited financial statements included in Item 1 of this report.

Off Balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at March 31, 2007 or at June 30, 2006. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

Recently-issued Accounting Pronouncements

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company will adopt SAB 108 during fiscal 2007. The adoption of SAB 108 is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt SFAS No. 159 on July 1, 2008 and is currently evaluating the effect that the adoption of SFAS No. 159 will have, if any, on its consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). This statement would require a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The Company plans to include the effect of adopting SFAS No. 158 in its Form 10-K for the year ending June 30, 2007. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, which the Company does not believe will have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company expects to adopt SFAS No. 157 on July 1, 2007 and is currently evaluating the effect that the adoption of SFAS No. 157 will have, if any, on its consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. FIN 48 requires additional annual disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company expects to adopt FIN 48 on July 1, 2007 and is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company provides guarantees to securities clearinghouses and exchanges. Under the standard membership agreement, members are required to guarantee the performance of the other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearinghouse, the other members would be required to meet any shortfalls. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried on the Condensed Consolidated and Combined Balance Sheets for these transactions.

In the normal course of business, the securities activities of the Clearing and Outsourcing Solutions business primarily involve executions, settlement and financing of various securities transactions for a nationwide retail and institutional, customer and non-customer client base, introduced by its correspondent broker-dealers. These activities may expose the Company to risk in the event customers, other brokers and dealers, banks, clearing organizations or depositories are unable to fulfill contractual obligations.

The Company’s Clearing and Outsourcing Solutions segment conducts business with brokers and dealers, clearing organizations and depositories that are primarily located in the New York area. Banking activities are conducted mainly with commercial banks located in the New York area and throughout the country to support customer securities activities of correspondent broker-dealers.

The Company may be exposed to a risk of loss not reflected in the Condensed Consolidated and Combined Balance Sheets for securities sold, not yet purchased, should the value of such securities rise. The securities lending activities of the Company’s Clearing and Outsourcing Solutions segment require the Company to pledge securities as collateral. In the event the counterparty is unable to meet its contractual obligation, the Company may be exposed to off-balance sheet risk of acquiring securities at prevailing market prices. The Company monitors the credit standing of counterparties with whom it conducts business. Risk is further controlled by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral level in the event of excess market exposure or instituting securities buy-in procedures when required.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2007 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

We have disclosed under the heading “Risk Factors” in our registration statement on Form 10, the risk factors which materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in the Form 10 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

3.1	Certificate of Incorporation of Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 2, 2007).

3.2	By-laws of Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on April 2, 2007).

10.1	Separation and Distribution Agreement, dated as of March 20, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 21, 2007).

10.2	Tax Allocation Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 2, 2007).

10.3	Transition Services Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 2, 2007).

10.4	Data Center Outsourcing Services Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 2, 2007).

10.5	Intellectual Property Transfer Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.4 to Form 8-K filed on April 2, 2007).

10.6	Employee Matters Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.5 to Form 8-K filed on April 2, 2007).

10.7	Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.6 to Form 8-K filed on April 2, 2007).

10.8	Supplemental Officers Retirement Plan (incorporated by reference to Exhibit 10.7 to Form 8-K filed on April 2, 2007).

10.9	Change in Control Enhancement Agreement for Richard J. Daly (incorporated by reference to Exhibit 10.8 to Form 8-K filed on April 2, 2007).

10.10	Change in Control Enhancement Agreement for John Hogan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on April 2, 2007).

10.11	2007 Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to Form 8-K filed on April 2, 2007).

10.12	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (incorporated by reference to Exhibit 10.11 to Form 8-K filed on April 2, 2007).

10.13	Five-Year Credit Agreement dated as of March 29, 2007 by and among Broadridge Financial Solutions, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, Citibank, N.A., as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.12 to Form 8-K filed on April 2, 2007).

10.14	Interim Credit Agreement dated as of March 29, 2007 by and among Broadridge Financial Solutions, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.13 to Form 8-K filed on April 2, 2007).

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: May 15, 2007	By:	/s/ Richard J. Daly
Richard J. Daly
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2007	By:	/s/ Dan Sheldon
Dan Sheldon
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 2, 2007).

3.2	By-laws of Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on April 2, 2007).

10.1	Separation and Distribution Agreement, dated as of March 20, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 21, 2007).

10.2	Tax Allocation Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 2, 2007).

10.3	Transition Services Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 2, 2007).

10.4	Data Center Outsourcing Services Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 2, 2007).

10.5	Intellectual Property Transfer Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.4 to Form 8-K filed on April 2, 2007).

10.6	Employee Matters Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.5 to Form 8-K filed on April 2, 2007).

10.7	Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.6 to Form 8-K filed on April 2, 2007).

10.8	Supplemental Officers Retirement Plan (incorporated by reference to Exhibit 10.7 to Form 8-K filed on April 2, 2007).

10.9	Change in Control Enhancement Agreement for Richard J. Daly (incorporated by reference to Exhibit 10.8 to Form 8-K filed on April 2, 2007).

10.10	Change in Control Enhancement Agreement for John Hogan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on April 2, 2007).

10.11	2007 Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to Form 8-K filed on April 2, 2007).

10.12	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (incorporated by reference to Exhibit 10.11 to Form 8-K filed on April 2, 2007).

10.13	Five-Year Credit Agreement dated as of March 29, 2007 by and among Broadridge Financial Solutions, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, Citibank, N.A., as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.12 to Form 8-K filed on April 2, 2007).

10.14	Interim Credit Agreement dated as of March 29, 2007 by and among Broadridge Financial Solutions, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.13 to Form 8-K filed on April 2, 2007).

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).