Form 10-K
period 2007-06-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2007-08-23
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001- 33220

BROADRIDGE FINANCIAL SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-1151291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 JOURNAL SQUARE PLAZA JERSEY CITY, NJ	07306
(Address of principal executive offices)	(Zip code)

(201) 714-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value, as of August 15, 2007, of common stock held by non-affiliates of the registrant was approximately $2,453,849,037. (The registrant’s common stock was not publicly traded on December 29, 2006, the last business day of the registrant’s most recently completed second fiscal quarter).

As of August 15, 2007, there were 139,344,068 shares of the registrant’s common stock outstanding (excluding 28,181 shares held in treasury), par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of June 30, 2007.

-i-

PART I.

Forward-Looking Statements

This Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:

•	the ability of Broadridge to develop brand recognition and its reputation with its clients and employees following its separation from Automatic Data Processing, Inc. (“ADP”) in March 2007;

•	Broadridge’s success in obtaining, retaining and selling additional services to clients;

•	the pricing of Broadridge’s products and services;

•	the incurrence of additional costs attributable to Broadridge’s operations as a stand-alone public company;

•

Broadridge’s ability to continue to obtain data center services from its former parent company, ADP, as well as to obtain transitional services from ADP for up to one year from the date of Broadridge’s spin-off from ADP;

•	changes in laws affecting the investor communication services provided by Broadridge;

•	changes in laws regulating registered clearing agencies and broker-dealers;

•	Broadridge’s debt levels and financing costs, including the impact of its credit ratings on such costs;

•	financial market activity;

•	changes in technology;

•	availability of skilled technical employees;

•	the impact of new acquisitions and divestitures;

•	competitive conditions; and

•	overall market and economic conditions.

Broadridge disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. Business

Overview

We are a leading global provider of technology-based outsourcing solutions to the financial services industry. Our systems and services include investor communication solutions, securities processing solutions, and securities clearing and operations outsourcing solutions. In short, we provide the infrastructure that helps make the financial services industry work. With more than 40 years of experience, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities.

We serve a large and diverse client base in the financial services industry, including retail and institutional brokerage firms, global banks, mutual funds, annuity companies, institutional investors, specialty trading firms, and clearing firms. We also provide services to corporate issuers.

We deliver a broad range of solutions that help our clients better serve their retail and institutional customers across the entire investment lifecycle, including pre-trade, trade, and post-trade processing. Our securities processing systems enable our clients to process transactions in more than 50 markets. In fiscal 2007, we: (i) distributed over one billion investor communications in either paper or electronic form as requested by the investor, including proxy materials, investor account statements, trade confirmations, tax statements, pre-sale and post-sale prospectuses; (ii) provided components of our securities processing solutions to seven of the top 10 U.S. broker-dealers, as ranked by Securities Industry and Financial Markets Association (“SIFMA”); and (iii) served over 90 correspondents through our securities clearing services. Our operations are classified into three business segments:

Investor Communication Solutions

A large portion of our Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge®, our innovative electronic proxy delivery and voting solution for institutional investors, helps ensure the participation of many companies’ largest stockholders. We also provide the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help our clients meet their regulatory compliance needs. Our solutions also include financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, and imaging, archival and workflow solutions that enable and enhance our clients’ communications with investors. All of these services are delivered through physical and electronic means.

Securities Processing Solutions

We offer a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools and portfolio management to order capture and execution, trade confirmation, settlement, and accounting. Our services help financial institutions efficiently and cost-effectively consolidate their books and records, focus on their core businesses, and manage risk. With multi-currency capabilities, our Global Processing Solution supports real-time global trading of equity, option, mutual fund and fixed income securities in established and emerging markets.

Clearing and Outsourcing Solutions

Securities clearing and settlement is the process of matching, recording, and processing transaction instructions and then exchanging payment between counterparties. Our securities clearing services enable clients to utilize our broker-dealer business to finance inventory and margin balances. Our operations outsourcing solutions allow brokers of all sizes to outsource certain administrative functions relating to clearing and settlement to us, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their business.

History and Development of Our Company

We are the former brokerage services business of Automatic Data Processing, Inc. (“ADP”). On March 30, 2007, we spun off from ADP and began operating as an independent public company. Our company has more than 40 years of history of providing innovative solutions to the financial services industry and publicly-held companies. In 1962, the Brokerage Services division of ADP opened for business with one client, processing an average of 300 trades per night. In 1979, we expanded our U.S.-based securities processing solutions to process Canadian securities.

We made significant additions to our Securities Processing Solutions business through two key acquisitions in the mid-1990s. In 1995, we acquired a London-based provider of multi-currency clearance and settlement services, to become a global supplier of transaction processing services. In 1996, we acquired a provider of institutional fixed income transaction processing systems. In fiscal 2007, we processed on average approximately $2 trillion per day in fixed income trades.

We began offering our proxy services in 1989. The proxy services business, which started what has become our Investor Communication Solutions business, leveraged the information processing systems and infrastructure of our Securities Processing Solutions business. Our proxy services offering attracted 31 major clients in its first year of operations. In 1992, we acquired The Independent Election Corporation of America which further increased our proxy services capabilities. By 1999, we were handling over 90% of the investor communication distributions for all securities held of record by banks and brokers in the United States — from proxy statements to annual reports. During the 1990s, we expanded our proxy services business to serve security owners of Canadian and United Kingdom issuers and we began offering a complete outsourced solution for international proxies.

In 1998, having previously provided print and distribution services as an accommodation to our securities processing and proxy clients, we decided to focus on account statement and reporting services. In 2001, we developed and released PostEdge® to meet the need for electronic distribution and archiving of all investor communications.

In 2005, we entered the securities clearing business by purchasing Bank of America Corporation’s U.S. Clearing and BrokerDealer Services businesses. The following year we commenced offering our unique business process outsourcing service to self-clearing U.S. broker-dealers.

Broadridge Financial Solutions, Inc. was incorporated in Delaware as a wholly-owned subsidiary of ADP on March 29, 2007 in anticipation of our spin-off from ADP.

The Separation of Broadridge from ADP

The spin-off by ADP of its brokerage services business became effective on March 30, 2007 through a distribution of 100% of the common stock of Broadridge to the holders of record of ADP’s common stock on March 23, 2007 (the “Distribution”). The Distribution was effected pursuant to a separation and distribution agreement by which ADP contributed to Broadridge the subsidiaries that operated its brokerage services business. ADP distributed all of the shares of Broadridge as a dividend on ADP common stock, in the amount of one share of our common stock for every four shares outstanding of ADP common stock to each stockholder on the record date. ADP has received a private letter ruling from the Internal Revenue Services and an opinion from tax counsel indicating that the spin-off was tax free to the stockholders, ADP and Broadridge. Please refer to Item 1A of Part I “Risk Factors” of this Annual Report on Form 10-K for information on the tax risks associated with the spin-off from ADP.

In connection with the spin-off, we made a cash payment to ADP on March 30, 2007 of $690.0 million which was financed through borrowings under $1,190.0 million of credit facilities that were entered into on March 29, 2007. The payment was made to ADP as a dividend. These borrowings consisted of $440.0 million under a five-year term loan facility and $250.0 million under a one-year revolving credit facility. The credit facilities are subject to covenants including financial covenants consisting of a leverage ratio and an interest coverage ratio. In May 2007, we repaid the $250.0 million one-year revolving credit facility with the proceeds of our offering of $250.0 million in aggregate principal amount of senior notes (the “Senior Notes”) and cash. The Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2007. The indenture governing the Senior Notes contains certain restrictive covenants, which, among other things, limit our ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. The indenture also contains a covenant requiring the repurchase of the Senior Notes upon a change of control triggering event. The Senior Notes are senior unsecured obligations and rank equally with our other senior indebtedness. Broadridge may redeem the Senior Notes in whole or in part at any time prior to their maturity. The one-year revolving credit facility was cancelled upon repayment. On June 29, 2007, we repaid $70.0 million of the five-year term loan facility.

A significant portion of the expenses to effect the separation were incurred by ADP, such as investment banking fees, related outside legal and accounting fees, office move costs, costs to separate information systems and temporary consulting costs. Broadridge incurred separation costs that have a future benefit to Broadridge, including stock compensation expense relating to the Distribution and other items such as relocation expenses associated with filling senior management positions new to Broadridge, and the temporary labor costs incurred to maintain and develop ongoing processes for operating on a stand-alone basis.

The financial statements in this Annual Report on Form 10-K for the periods ended on or after the Distribution are presented on a consolidated basis and include the accounts of Broadridge and its majority-owned subsidiaries. The financial statements for the periods presented prior to the Distribution are presented on a combined basis and represent those entities that were ultimately transferred to Broadridge as part of the spin-off. The assets and liabilities presented have been reflected on a historical basis, as prior to the Distribution such assets and liabilities were owned by ADP. However, the financial statements for the periods presented prior to the Distribution do not include all of the actual expenses that would have been incurred had Broadridge been a stand-alone entity during the periods presented and do not reflect Broadridge’s combined results of operations, financial position and cash flows had Broadridge been a stand-alone company during the periods presented. The results of operations, financial position and cash flows for periods prior to the Distribution are not necessarily indicative of the results that may be expected for any other future period as a result of the presentation described above.

Our Relationship with ADP

General

We entered into agreements with ADP prior to the spin-off to govern the terms of the spin-off and to define our ongoing relationship following the spin-off, allocating responsibility for obligations arising before and after the spin-off, including obligations with respect to liabilities relating to ADP’s business and to Broadridge’s business and obligations with respect to our employees, certain transition services, taxes and the provision of data center services. We entered into these agreements with ADP while we were a wholly-owned subsidiary of ADP. Accordingly, during this time our officers and directors were employees and officers of ADP, and as such had an obligation to serve the interests of ADP. We believe our officers and officers of ADP negotiated these arrangements in good faith taking into account the interests of their respective companies in the separation. With respect to the data center outsourcing services agreement, each of ADP and Broadridge retained separate consultants to advise them on the terms of the agreement. The key terms of the principal agreements that continue to be operative are summarized below.

Separation and Distribution Agreement

The separation and distribution agreement contained the key provisions relating to the separation of our business from that of ADP and the Distribution. The separation and distribution agreement identified the assets to be transferred, liabilities to be assumed and contracts to be assigned to us by ADP and by us to ADP in the separation and described when and how these transfers, assumptions and assignments occurred. In addition, it included procedures by which ADP and we became separate and independent companies.

In general, under the separation and distribution agreement, we will indemnify ADP and its representatives and affiliates against certain liabilities, to the extent relating to, arising out of or resulting from:

•	our failure to pay, perform or otherwise promptly discharge any of our liabilities or any of our contracts or agreements;

•	the operation of our business, whether prior to or after the Distribution;

•	any breach by us of the separation and distribution agreement; and

•

any untrue statement or alleged untrue statement of a material fact or material omission or alleged material omission in the registration statement on Form 10 filed in connection with the spin-off, in each case, other than certain information relating to ADP and the Distribution.

In general, under the separation and distribution agreement, ADP will indemnify us and our representatives and affiliates against certain liabilities to the extent relating to, arising out of or resulting from:

•	the failure of ADP to pay, perform or otherwise promptly discharge any liability of ADP or any ADP contract or agreement;

•	the operation of its business, whether prior to or after the Distribution;

•	any breach by ADP of the separation and distribution agreement; and

•

any untrue statement or alleged untrue statement of a material fact or material omission or alleged material omission in the registration statement on Form 10 filed in connection with the spin-off, only for certain information relating to ADP and the Distribution.

Tax Allocation Agreement

The tax allocation agreement governs both our and ADP’s rights and obligations after the Distribution with respect to taxes for both pre- and post-Distribution periods. Under the tax allocation agreement, ADP generally is required to indemnify us for any income taxes attributable to its operations or our operations and for any non-income taxes attributable to its operations, in each case for all pre-Distribution periods as well as any taxes arising from transactions effected to consummate the spin-off, and we generally are required to indemnify ADP for any non-income taxes attributable to our operations for all pre-Distribution periods and for any taxes attributable to our operations for post-Distribution periods.

We are generally required to indemnify ADP against any tax resulting from the Distribution (and against any claims made against ADP in respect of any tax imposed on its stockholders), in each case if that tax results from (i) an issuance of a significant amount of our equity securities, a redemption of a significant amount of our equity securities or our involvement in other significant acquisitions of our equity securities (excluding the Distribution of our stock in the spin-off), (ii) other actions or failures to act by us (such as those described in the following paragraph) or (iii) any of our representations or undertakings referred to in the tax allocation agreement being incorrect or violated. ADP is generally required to indemnify us for any tax resulting from the Distribution if that tax results from (iv) ADP’s issuance of its equity securities, redemption of its equity securities or involvement in other acquisitions of its equity securities, (v) other actions or failures to act by ADP or (vi) any of ADP’s representations or undertakings referred to in the tax allocation agreement being incorrect or violated.

In addition, to preserve the tax-free treatment to ADP of the Distribution, for specified periods of up to 30 months following the Distribution, we are generally prohibited, except in specified circumstances, from:

•	issuing, redeeming or being involved in other significant acquisitions of our equity securities (excluding the Distribution of our stock in the spin-off);

•	transferring significant amounts of our assets;

•	amending our certificate of incorporation or by-laws;

•	failing to comply with the Internal Revenue Service requirement for a spin-off that we engage in the active conduct of a trade or business after the spin-off; or

•	engaging in other actions or transactions that could jeopardize the tax-free status of the Distribution.

Transition Services Agreement

We entered into a transition services agreement with ADP prior to the Distribution under which ADP, its affiliates or third party service providers will provide us with certain specified services on an interim basis. The agreement will expire and services under it will cease on March 30, 2008 or sooner in the event we no longer require such services. We pay fees to ADP for any services provided, which fees are generally intended to be equal to the applicable allocable cost of ADP’s services to the brokerage services business prior to the Distribution.

Data Center Outsourcing Services Agreement

We entered into an arm’s length data center outsourcing services agreement with ADP prior to the Distribution under which ADP provides us with data center services consistent with the services provided to us immediately prior to the Distribution, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting our mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012.

Intellectual Property Transfer Agreement

We entered into an intellectual property transfer agreement with ADP and certain of its subsidiaries prior to the Distribution. Under this agreement, the parties assigned to one another a limited number of patents, trademarks, copyrights and other intellectual property: (i) developed by the other party and (ii) of which such other party is the primary or exclusive user as of the date of the agreement or the anticipated primary or exclusive user in the future. Where the development costs have been shared, (i) we entered into royalty-free cross licenses of certain intellectual property rights to ADP and certain of its subsidiaries and (ii) ADP and certain of its subsidiaries entered into royalty-free cross licenses of certain intellectual property rights to us. In addition, the parties granted to each other the option to acquire additional license rights to certain intellectual property at fair market value.

Employee Matters Agreement

We entered into an agreement with ADP prior to the Distribution pursuant to which certain employee benefits matters were addressed, such as the treatment of ADP stock options held by our employees after the separation, and the treatment of the ADP Supplemental Officer Retirement Plan (“ADP SORP”) benefits for our management employees who participated in and have accrued benefits under the ADP SORP who transferred to Broadridge at the time of the spin-off. The agreement also delineated the benefit plans and programs in which our employees will participate following the separation.

Other Transactions with ADP

We have contracted with ADP for the provision of human resources, payroll and benefits administration services of the type provided by ADP in the ordinary course of its business to third parties, on terms and conditions we believe are similar to those we could obtain from other providers of these services. ADP is a client of fulfillment and other services that we provide in the ordinary course of our business to third parties, on terms and conditions we believe are similar to those ADP could obtain from other providers of these services.

Our Products and Services

Our operations are classified into three business segments: Investor Communication Solutions, Securities Processing Solutions and Clearing and Outsourcing Solutions.

Investor Communication Solutions

A majority of publicly traded shares are not registered in companies’ records in the names of their ultimate beneficial owners. Instead, a substantial majority of all public companies’ shares are held in “street name,” meaning that they are held of record by brokers or banks through their depositories. Most street name shares are registered in the name “Cede & Co.,” the name used by The Depository Trust and Clearing Corporation (“DTCC”), which holds shares on behalf of its participant brokers and banks. These participant brokers and banks (which are known as nominees because they hold securities in name only) in turn hold the shares on behalf of their clients, the individual beneficial owners. Nominees, upon request, are required to provide companies with lists of beneficial owners who do not object to having their names, addresses and share holdings supplied to companies, so called “non-objecting beneficial owners” (or “NOBOs”). Objecting beneficial owners (or “OBOs”) may be contacted directly only by the broker or bank, or its agent.

Because DTCC’s role is only that of custodian, a number of mechanisms have been developed in order to pass the legal rights it holds as the record owner (such as the right to vote) to the beneficial owners. The first step in passing voting rights down the chain is the “omnibus proxy,” which DTCC executes to transfer its voting rights to its participant nominees.

Under applicable rules, nominees must deliver proxy materials to beneficial owners and request voting instructions. Nominees are often prohibited by applicable New York Stock Exchange (“NYSE”) or other self-regulatory organization (“SRO”) rules or by express agreements with their customers from voting the securities held in their customers’ accounts in the absence of receiving such customers’ voting instructions.

A large number of nominees have contracted out the administrative processes of distributing proxy materials and tabulating voting instructions to us. Nominees accomplish this by transferring to us via powers of attorney the authority to execute a proxy, which authority they receive from DTCC (via omnibus proxy). We then distribute the proxy materials and voting instruction forms (known as “VIFs”) to beneficial owners.

SEC rules require public companies to reimburse nominees for the expense of distributing stockholder communications to beneficial owners of securities held in street name. The reimbursement rates are set forth in the rules of SROs, including the NYSE. We act as a billing and collection agent for many nominees with respect to this reimbursement. We bill public companies on behalf of the nominees, collect the fee and remit to the nominee any difference between the fee that the nominee is entitled to collect and the amount that the nominee has agreed to pay us for our services.

We also compile NOBO lists on behalf of nominees in response to requests from issuers. The preparation of NOBO lists is subject to reimbursement by the securities issuers requesting such lists to the brokers. The reimbursement rates are based on the number of NOBOs on the list produced pursuant to NYSE or other SRO rules. Such rules also provide for certain fees to be paid to third party intermediaries who compile such NOBO lists. We function as such an intermediary in the NOBO process.

We also provide proxy distribution, vote tabulation and various additional investor communication tools and services to institutional investors, corporate issuers, and investment companies.

The products we provide include:

Bank and Brokerage Offerings. We handle the entire proxy materials distribution and voting process for our bank and broker-dealer clients on-line and in real-time, from coordination with third-party entities to ordering, inventory maintenance, mailing, tracking and vote tabulation. We offer electronic proxy delivery services for the electronic delivery of proxy materials to investors and collection of consents; maintenance of a database that contains the delivery method preferences of our clients’ customers; posting of documents on the Internet; e-mail notification to investors notifying them that proxy materials are available; and proxy voting over the Internet. We also have the ability to combine stockholder communications for multiple stockholders residing at the same address which we accomplish by having ascertained the delivery preferences of holders of approximately 95 million beneficial stockholder accounts. In addition, we provide a complete outsourced solution for the processing of international proxies. We also provide a complete reorganization communications solution to notify investors of reorganizations or corporate action events such as tender offers, mergers and acquisitions, bankruptcies and class action lawsuits.

We also offer our bank and brokerage clients financial information distribution and transaction reporting services to help them meet their regulatory compliance requirements and business needs including: Pre-Sale and Post-Sale Prospectus Fulfillment services; Electronic Prospectus services; Investor Mailbox, our service providing the electronic delivery of investor communications to our clients’ websites; PostEdge®, our electronic document archival and electronic delivery solution for documents including trade confirmations, tax documents and account statements; Imaging and Workflow solutions; and On-Demand Digital print services.

Institutional Investor Offerings. We provide a suite of services to manage the entire proxy voting process of institutional investors, including fulfilling their fiduciary obligations and meeting their reporting needs such as ProxyEdge®, our workflow solution that integrates ballots for positions held across multiple custodians and presents them under a single proxy. Voting can be instructed for the entire position, by account vote group or on an individual account basis either manually or automatically based on the recommendations of participating governance research providers. ProxyEdge® also provides for client reporting and regulatory reporting. ProxyEdge® can be utilized for meetings of U.S. and Canadian companies and for meetings in many non-North American countries based on the holdings of our global custodian clients.

Corporate Issuer Offerings. We are the largest processor and provider of investor communication solutions to public companies. We offer our corporate issuer clients many tools to facilitate their communications with investors such as Internet and telephone proxy voting, electronic delivery of corporate filings, and householding of communications to stockholders at the same address. One of our opportunities for growth in the Investor Communication Solutions segment involves serving corporate issuer clients in providing communications services to registered stockholders — that is, stockholders who do not hold their shares through a broker in street name. We also offer proxy services to non-North American corporate issuers in connection with their general and special meetings of stockholders. Our corporate issuer services include ShareLink®, our service for corporate issuers that enables the creation and printing of personalized proxy forms in a variety of formats. ShareLink® provides complete project management for the beneficial and registered proxy process.

Mutual Fund Offerings. We provide a full range of tools that enable mutual funds to communicate with large audiences of investors efficiently, reliably and often with substantial cost savings. Our solutions allow mutual funds to centralize all investor communications through one resource. We also provide printing and mailing of regulatory reports, prospectuses and proxy materials. In addition, we distribute pre-sale marketing literature and informational materials and create on-demand enrollment materials for mutual fund investors. Our unique position in the industry enables us to manage the entire communication process with both registered and beneficial stockholders.

Securities Processing Solutions

Transactions involving securities and other financial market instruments originate with an investor, who places an order with a broker who in turn routes that order to an appropriate market for execution. At that point, the parties to the transaction coordinate payment and settlement of the transaction through a clearinghouse. The records of the parties involved must then be updated to reflect completion of the transaction. Tax, accounting and record-keeping requirements must be complied with in connection with the transaction and the customer’s account information must correctly reflect the transaction. The accurate processing of trading activity requires effective automation and information flow across multiple systems and functions within the brokerage firm and across the systems of the various parties that participate in the execution of a transaction.

Our securities processing solutions automate the transaction lifecycle of equity, mutual fund, fixed income, and option securities trading operations, from order capture and execution through trade confirmation, settlement, and accounting. Our services facilitate the automation of straight-through-processing operations and enable financial institutions efficiently and cost-effectively to consolidate their books and records, focus on their core businesses, and manage risk. With our multi-currency capabilities, we support trading activities on a global basis. Our securities processing solutions include the following:

North American Processing Services. We provide a set of sophisticated, multi-currency systems that support real-time processing of securities transactions in North American equities, options, fixed income securities and mutual funds. Brokerage Processing Services (“BPS”) is our core multi-currency back-office processing system that supports real-time processing of transactions in the U.S. markets. BPS handles everything from order management to clearance and settlement, and assists our clients in meeting their regulatory reporting and other back-office requirements. BPS is provided on a hosted application service provider (“ASP”) basis. We also offer a version of BPS for processing Canadian securities. In addition to our BPS offering, we provide specialized transaction processing tools and services for small to mid-market financial firms in the United States and Canada that are operated on separate Broadridge technology platforms. We also provide state-of-the-art fixed-income transaction processing capabilities and support for front, middle and back office functions, processing on average approximately $2 trillion daily in fixed income trades. Our securities processing services can be integrated with our web-based desktop applications, enterprise workflow, automated inquiry reporting and record-keeping services.

International Processing Services. We provide advanced multi-currency transaction processing solutions for institutional and retail securities operations, corporate actions, and business process outsourcing services such as data cleansing. Our Global Processing Solution is our integrated delivery of multiple securities processing products and services to create a comprehensive system that is capable of processing transactions in equity, option, mutual fund and fixed income securities in established and emerging markets, at any time. Its advanced real-time processes automate the securities transaction lifecycle from order capture and execution through confirmation, settlement, and accounting.

Clearing and Outsourcing Solutions

We provide execution, clearing, and client financing (such as margin lending services), securities borrowing to facilitate client short sales, and operations outsourcing services for a variety of clearing and custody-related functions through our subsidiary Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”).

Securities clearing is the verification of information between two brokers in a securities transaction and the subsequent settlement of that transaction, either as a book-entry transfer or through physical delivery of certificates, in exchange for payment. Custody services are the safe-keeping and managing of another party’s assets, such as physical securities, as well as customer account maintenance and customized data processing services. Clients for whom we provide securities clearing and custody services are generally referred to as our “correspondents.” In the United States, clearing relationships typically are “fully-disclosed.” This means that the end customer is known to the clearing firm, the clearing firm is known to the end customer and the clearing firm has certain direct responsibilities to the end customer.

Our clients engage in either the retail or institutional brokerage business in the United States. Our clients generally engage us either to act as a full-service clearing firm, whereby our securities clearing and processing personnel execute transactions and we are the broker-dealer of record, or as an outsourcing solution, whereby our clients clear transactions and we perform a number of related administrative back-office functions, such as record-keeping, and we are not the broker-dealer of record.

We effect securities transactions for our clients on either a cash or margin basis. In a margin transaction, we extend credit to a client for a portion of the purchase price of the security. Such credit is collateralized by securities in the client’s accounts in accordance with regulatory and internal requirements. We receive income from interest charged on such loans. We also borrow securities from banks and other broker-dealers to facilitate customer and proprietary short selling activity, and lend securities to broker-dealers and other trading entities to cover their short sales and to complete transactions that require delivery of securities by the settlement date.

Our services include an extensive mutual fund roster (including no transaction fee “NTF” funds), a variety of retirement plans (for which we are the custodian), comprehensive cash management services, brand name institutional quality research, and fee-based advisory products.

As a member of Euroclear, Cedel and the Citibank Global Custodian Clearance Network, we also offer international clearing capabilities including multi-currency confirmation and statement reporting.

Our Integrated Solutions

Our U.S. clients can choose from three levels of securities processing services, all of which utilize the same technology platform. We provide our clients an ability to integrate our securities processing services with our securities clearing services and/or operations outsourcing services. This allows our clients to migrate across these services as they grow or as their business needs change without having to undergo the cost and risk of changing their underlying back-office systems. Our three-tier service offering is as follows:

•	financial institutions that choose to run their own clearing operations can utilize our securities transaction processing systems on a hosted ASP basis;

•

financial institutions that choose to take advantage of the scale and resources of a large securities clearing firm can receive our securities processing and securities clearing, settlement and financing services on an integrated outsourced basis as our correspondents; and

•

financial institutions that believe the best way to optimize their business is to outsource their staff, systems and securities processing functions while retaining customer credit and financing activities can utilize our operations outsourcing services.

In addition, our clients can integrate our securities processing and clearing services with our other services including: (i) the processing of trade confirmations and account statements, delivered traditionally or electronically; (ii) pre-sale and post-sale equity and mutual fund prospectus processing; and (iii) automated workflow tools help our clients streamline their securities processing and operations activities. Our core systems for processing equity, option and mutual fund transactions in the U.S. markets can also be combined with our specialized systems for trading in fixed income and international securities. These specialized securities processing services are fully integrated with our correspondent clearing and operations outsourcing services.

Clients

We serve a large and diverse client base in the financial services industry including retail and institutional brokerage firms, global banks, mutual funds, annuity companies, institutional investors, specialty trading firms, and clearing firms. We also provide services to corporate issuers.

In fiscal 2007, we:

•	processed approximately 70% of the shares votes in the United States;

•	provided investor communication services for more than 800 bank and brokerage clients;

•	distributed over one billion investor communications in either paper or electronic form, as requested by the investor;

•	provided components of our securities processing solutions to seven of the top 10 U.S. broker-dealers;

•	provided six of the top 10 Fortune Global 500 banks with fixed income trade processing services, processing on average approximately $2 trillion daily in fixed income trades; and

•	served over 90 correspondents through our securities clearing services.

In fiscal 2007, we derived approximately 24% of our revenues from five clients. Our largest single client accounted for between 5-6% of our revenues.

Competition

We operate in a highly competitive industry. In our Investor Communication Solutions business, we compete with companies that provide investor communication and corporate governance solutions including transfer agents who handle communication services to registered (non-beneficial) securities holders, proxy advisory firms, proxy solicitation firms and other proxy services providers. We also face competition from numerous firms in the compiling and printing of transaction confirmations and account statements. In our Securities Processing Solutions business, we principally compete with brokerage firms that do not outsource their trade processing systems and numerous other outsourcing vendors. In our Clearing and Outsourcing Solutions business, we compete with financial institutions that either clear their own transactions or use another financial institution to clear their transactions. Our back-office support services offered through this segment also compete with very large financial institutions that both clear transactions and manage their own back-office record-keeping operations. In many cases, clients engage us only to perform certain functions, such as back-office processing, and do not outsource certain functions that we would also perform for them, such as clearing transactions.

Technology

We have several information processing systems which serve as the core foundation of our technology platform. We leverage these systems in order to provide our investor communication, securities processing, and securities clearing and operations outsourcing services. We are committed to maintaining extremely high levels of quality service through the use of our technology and people within an environment that seeks continual improvement.

Our mission critical applications are designed to provide high levels of availability, scalability, reliability and flexibility. They operate on industry standard enterprise architecture platforms that provide high degrees of horizontal and vertical scaling. This scalability and redundancy allows us to provide high degrees of system availability. In July 2006, we combined our primary data center with ADP’s data center. Those data center systems and applications are operated and managed by ADP under the data center outsourcing services agreement we entered into with ADP in connection with the spin-off from ADP in March 2007. The data center services are provided to us consistent with the services provided to us immediately prior to the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Under this agreement, ADP is responsible for hosting our mainframe, midrange, open systems and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. All critical platforms are fully supported under ADP’s disaster recovery program which provides geographic diversity and precise system, application, data and network recovery. The agreement with ADP provides for increasing volumes and the addition of new services over the term. We continue to manage the application development, information technology strategy and system architecture direction and management functions. The data center outsourcing services agreement with ADP will expire on June 30, 2012.

Most of our systems and applications process in Tier IV data centers. Tier IV data centers employ multiple active power and cooling distribution paths, redundant components, and are capable of providing 99.995% availability. Tier IV data centers provide infrastructure capacity and capability to permit any planned activity without disruption to the critical load, and can sustain at least one worst-case, unplanned failure or event with no critical load impact. The geographically dispersed processing centers of ADP and Broadridge also provide disaster recovery and business continuity processing.

To further demonstrate our commitment to maintaining the highest levels of quality service and client satisfaction within an environment that fosters continual improvement, Broadridge’s and ADP’s data centers are ISO 9001:2000 certified.

Product Development. Our products and services are designed with reliability, availability, scalability, and flexibility so that we can fully meet our clients’ processing needs. These applications are built in a manner which allows us to meet the breadth and depth of requirements of our financial services industry clients in a highly efficient manner. We continually upgrade, enhance and expand our existing products and services taking into account input from clients, industry-wide initiatives and regulatory changes affecting our clients.

Intellectual Property. We own registered marks for our trade name and own or have applied for trademark registrations for many of our services and products. We regard our products and services as proprietary and utilize internal security practices and confidentiality restrictions in contracts with employees, clients and others for protection. We believe that we hold all proprietary rights necessary to conduct our business.

Employees

At June 30, 2007, we had approximately 4,241 employees. None of our employees are subject to collective bargaining agreements governing their employment with our company. We believe that our employee relations are good.

Regulation

The securities and financial services industries generally are subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of creditors or the stockholders of regulated entities.

In the United States, the securities and financial services industry is subject to regulation under both federal and state laws. At the federal level, the SEC regulates the securities industry, along with the Financial Industry Regulatory Authority, or FINRA (the entity formed from the July 2007 consolidation of the NASD and NYSE regulation, enforcement and arbitration functions), the various stock exchanges, and other self-regulatory organizations (“SROs”). Companies that operate in these industries are subject to regulation concerning many aspects of their business, including trade practices, capital structure, record retention, money laundering prevention, and the supervision of the conduct of directors, officers and employees. Failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders or the suspension or revocation of SEC authorization granted to allow the operation of our Clearing and Outsourcing Solutions business or disqualification of the directors, officers or employees of such business.

A large portion of our Investor Communication Solutions business involves proxy distribution, processing, and voting services. On December 13, 2006, the SEC adopted amendments to its proxy rules that allow public companies an option to follow a “notice and access” model of proxy material delivery (the “Voluntary Rule”). The Voluntary Rule went into effect on July 1, 2007.

Under the Voluntary Rule, public companies may furnish proxy materials to stockholders by posting them on an Internet website and providing stockholders with notice of the Internet availability of the proxy materials. The notice will be mailed to stockholders unless they have previously elected to receive proxy materials via electronic delivery. Stockholders will have two choices, neither of which will result in a charge to the stockholder. They may either request that paper copies of the proxy materials be mailed to them for a specific meeting, or they may make a permanent election to receive proxy materials by mail or by e-mail with respect to future proxy solicitations for all securities held in their account. When a public company chooses to rely on the notice and access model, brokers, banks and similar financial intermediaries (“Intermediaries”) must prepare and send their own notices to their customers who are beneficial stockholders. A beneficial stockholder desiring a paper or e-mail copy of the proxy materials must request one from the Intermediary.

On July 26, 2007, the SEC adopted further rule amendments that require public companies and soliciting persons to furnish proxy materials to stockholders by posting them on an Internet website other than the SEC’s EDGAR website (the “Universal Rule”). Otherwise, the process as set forth in the Voluntary Rule, including providing stockholders with notice of the Internet availability of the proxy materials, remains unchanged. The largest public companies will be required to comply with the Universal Rule for solicitations beginning on or after January 1, 2008. All other issuers and soliciting persons will have to comply for solicitations beginning on or after January 1, 2009.

The adopted changes will result in our having to perform additional processing in connection with the provision of the proxy services. We believe that the volume of items to be mailed will remain unchanged. However, the weight of the packages will be less, resulting in lower distribution revenues. While we anticipate deriving additional revenue from a variety of services we will provide on behalf of Intermediaries in order for them to comply with the new rules, as well as optional services we will provide to public companies such as website hosting, document conversion, and warehousing of paper proxy materials, we do not expect that our revenues from these services will completely offset the anticipated decrease in distribution revenues. However, we do not expect that the rule changes will result in a material change to our net earnings derived from the proxy services.

In addition, in 2005 the NYSE convened a Proxy Working Group to review the NYSE’s rules regarding the participation of its brokerage firm members in the proxy voting process. A report issued by the Proxy Working Group in June 2006 recommended that the NYSE amend existing rules that allow brokers, in certain circumstances, to vote in uncontested director elections. The Proxy Working Group has made other recommendations including that the NYSE review our role in the proxy process.

The Proxy Working Group recommendations and any additional proposals by the SEC to change the proxy rules could result in further changes to the regulations and practices regarding the distribution of proxy materials, proxy voting and stockholder communications. Any such changes may result in a negative effect on our Investor Communication Solutions business. Moreover, if additional modifications to the current regulatory regime are enacted that allow for Internet delivery of additional types of investor communications without requiring that a notice be sent to stockholders, our revenues and results of operations in the Investor Communication Solutions business could be adversely affected.

Our Investor Communication Solutions and Securities Processing Solutions businesses are not directly subject to regulations specifically applicable to financial institutions. However, our clients, the regulated financial institutions, require that we abide by U.S. and international privacy and information security standards imposed on them in processing their customers’ personal information.

Also, certain of the securities processing services we provide may be deemed to be mission-critical functions of financial institutions that are regulated by one or more member agencies of the Federal Financial Institutions Examination Council (“FFIEC”). We are therefore subject to examination by the member agencies of the FFIEC which are the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Office of Thrift Supervision, and the National Credit Union Association. The FFIEC conducts periodic reviews of certain of our operations in order to identify existing or potential risks associated with our operations that could adversely affect the financial institutions to which we provide services, evaluates our risk management systems and controls, and determines our compliance with applicable laws that affect the services we provide to financial institutions. In addition to examining areas such as our management of technology, data integrity, information confidentiality and service availability, the reviews also assess our financial stability. A sufficiently unfavorable review from the FFIEC could result in our clients not being allowed to use our services.

Our businesses, both directly and indirectly, rely on the Internet and other electronic communications gateways. We intend to expand our use of these gateways. To date, the use of the Internet has been relatively free from regulatory restraints. However, governmental agencies within the United States and elsewhere are beginning to address regulatory issues that may arise in connection with the use of the Internet. Accordingly, new regulations or interpretations may be adopted that constrain our own and our clients’ abilities to transact business through the Internet or other electronic communications gateways.

Our Clearing and Outsourcing Solutions business is conducted through our subsidiary, Ridge, a broker-dealer registered with the SEC and a member of FINRA and various other SROs. Our Clearing and Outsourcing Solutions business operates in the regulatory environment discussed in the remaining paragraphs of this section.

As a registered broker-dealer, our Clearing and Outsourcing Solutions business is required to participate in the Securities Investor Protection Corporation (“SIPC”). In the event of a broker-dealer member’s insolvency, SIPC provides protection of up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. Additional protection (“Excess SIPC”) is provided through Customer Asset Protection Company, a Vermont-licensed insurer. Excess SIPC increases account protection up to net equity of the customer account, but does not protect against losses from the rise and fall in the market value of investments, and does not cover all assets. Such coverages are provided in connection with our securities clearing services and are for the benefit of all customers of our introducing broker-dealer clients.

Regulation of Clearing Activities

Our Clearing and Outsourcing Solutions business provides clearing services to correspondents in the United States with whom we are not affiliated. Errors in performing clearing functions, including clerical, technological and other errors related to the handling of funds and securities held by us on behalf of clients and broker-dealers, could lead to censures, fines or other sanctions imposed by applicable regulatory authorities as well as losses and liability in related lawsuits and proceedings brought by our clients (including our correspondents), the customers of our correspondents and others.

Regulatory Capital Requirements

As a registered broker-dealer and member of FINRA, our Clearing and Outsourcing Solutions business is subject to the SEC’s net capital rule. The net capital rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Among deductions from net capital are adjustments, which are commonly called “haircuts,” which reflect the possibility of a decline in the market value of firm inventory prior to disposition. The effects of securities lending and securities borrowing activities on net capital calculations are described below.

Failure to maintain the required net capital may subject Ridge to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies and, if not cured, could ultimately require the liquidation of Ridge. The net capital rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a stockholder, employee or affiliate, if such payment would reduce Ridge’s net capital below required levels.

The net capital rule also provides that the SEC may restrict any capital withdrawal, including the withdrawal of equity capital, or unsecured loans or advances to stockholders, employees or affiliates, if such capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker-dealer. In addition, the net capital rule provides that the total outstanding principal amount of a broker-dealer’s indebtedness under specified subordination agreements, the proceeds of which are included in its net capital, may not exceed 70% of the sum of the outstanding principal amount of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.

A change in the net capital rule, the imposition of new rules or any unusually large charges against net capital could limit some of our securities clearing and operations outsourcing activities that require the intensive use of capital and also could restrict our ability to withdraw capital from our Clearing and Outsourcing Solutions business, which in turn could limit our ability to pay dividends, repay debt or repurchase shares of outstanding stock. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of our Clearing and Outsourcing Solutions business.

Regulation of Securities Lending and Borrowing

As part of our Clearing and Outsourcing Solutions business, we engage in securities lending and borrowing services with other broker-dealers either by lending the securities that we hold for our correspondents and their customers to other broker-dealers or by borrowing securities from one broker-dealer and lending the same securities to another broker-dealer. Within the United States, these types of securities lending and borrowing arrangements are governed by the following SEC rules.

The securities lending and borrowing activities transacted through our Clearing and Outsourcing Solutions business, are subject to the SEC’s net capital rule described above. Because engaging in securities lending and borrowing presents counterparty credit risk to the broker-dealer, the provisions in the net capital rule requiring unsecured receivables to be deducted from the broker-dealer’s net worth in order to compute its “net capital” reduce the impact of such counterparty credit risk to the broker-dealer’s financial integrity. In addition, because broker-dealers normally receive cash collateral in excess of the market value of the securities loaned, the net capital rule requires a 100% deduction to the extent that the market value of the securities loaned exceeds cash collateral received. On the other hand, no deduction is required where a broker-dealer provides excess collateral to a lender, provided the amount of the excess collateral does not exceed certain parameters. The securities lending and borrowing activities are also subject to the SEC’s customer protection rule the projective of which is to ensure that investment property of the firm’s customers will be available to be distributed in the event of a liquidation of a registered broker-dealer. The customer protection rule operates to protect both customer funds and customer securities. To protect customer securities, the customer protection rule requires that the broker-dealers promptly obtain possession or control of customers’ fully paid securities free of any lien. However, broker-dealers may lend or borrow customers’ securities purchased on margin or customers’ fully paid securities, if the broker-dealer provides collateral exceeding the market value of the securities it borrowed and makes certain other disclosures to the customer. With respect to customer funds, the customer protection rule requires broker-dealers to make deposits into an account held only for the benefit of customers (“reserve account”) based on its computation of the reserve formula. The reserve formula requires that broker-dealers compare the amount of funds it has received from customers or through the use of their securities (“credits”) to the amount of funds the firm has used to finance customer activities (“debits”). In this manner, the customer protection rule ensures that the broker-dealer’s securities lending and borrowing activities do not impact the amount of funds available to customers in the event of liquidation.

SEC Rules 8c-1 and 15c2-1 under the Exchange Act (the “hypothecation rules”) set forth requirements relating to the borrowing or lending of our correspondents’ customers’ securities. The hypothecation rules prohibit us from borrowing or lending correspondents’ customers securities in situations where (1) the securities of one customer will be held together with securities of another customer, without first obtaining the written consent of each customer; (2) the securities of a customer will be held together with securities owned by a person or entity that is not a customer; or (3) the securities of a customer will be subject to a lien for an amount in excess of the aggregate indebtedness of all customers’ securities.

Regulation T was issued by the Board of Governors of the U.S. Federal Reserve (“Federal Reserve”) pursuant to the Securities Exchange Act of 1934 in part to regulate the borrowing and lending of securities by brokers-dealers. Although Regulation T allows broker-dealers to deposit cash in order to secure the borrowing of securities for the purpose of making deliveries of such securities in the case of short sales, failure to receive securities they are required to deliver, or other similar cases and lend securities for such purpose against such a deposit, it also includes provisions regarding the provision of collateral. For example, under the provisions of Regulation T, broker-dealers are generally required to collect cash equal to 50% of the value of equity securities purchased in a margin account. However, we may require the deposit of a higher percentage of the value of equity securities purchased on margin. Securities borrowed transactions are extensions of credit in that the securities lender generally receives cash collateral, effectively cash borrowed, that exceeds the market value of the securities that were lent. As that amount exceeds the 50% limitation imposed by Regulation T on margin lending, Regulation T limits the circumstances under which broker-dealers can borrow securities.

With respect to such securities borrowing and lending, Regulation SHO issued under the Exchange Act generally prohibits, among other things, a broker-dealer from accepting a short sale order unless either the broker-dealer has borrowed the security, or entered into a bona-fide arrangement to borrow the security or has “reasonable grounds” to believe that the security can be borrowed so that it can be delivered on the date delivery is due and has documented compliance with this requirement.

Failure to maintain the required net capital, accurately compute the reserve formula or comply with Regulation T or Regulation SHO may subject Ridge to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies and, if not cured, could ultimately require the liquidation of our Clearing and Outsourcing Solutions business. A change in the net capital rule, the hypothecation rules, the customer protection rule, or Regulation T or the imposition of new rules could adversely impact our ability to engage in securities lending and borrowing, which in turn could limit our ability to pay dividends, repay debt or repurchase shares of outstanding stock.

Margin Risk Management

Our margin lending activities expose the capital of our Clearing and Outsourcing Solutions business to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility or changes in liquidity, over which we have virtually no control.

We attempt to minimize the risks inherent in our margin lending activities by retaining in our margin lending agreements the ability to adjust margin requirements as needed and by exercising a high degree of selectivity when accepting new correspondents. When determining whether to accept a new correspondent, we evaluate, among other factors, the brokerage firm’s experience in the industry, its financial condition and the background of the principals of the firm. In addition, we have multiple layers of protection, including the balances in customers’ accounts, correspondents’ commissions on deposit, clearing deposits and equity in correspondent firms, in the event that a correspondent or one of its customers does not deliver payment for our services. We also maintain a bad debt reserve. Our customer agreements and fully-disclosed clearing agreements require industry arbitration in the event of a dispute. Arbitration is generally less expensive and more time efficient than dispute resolution through the court system. Although we attempt to minimize the risk associated with our margin lending activities, there is no assurance that the assumptions on which we base our decisions will be correct or that we are in a position to predict factors or events which will have an adverse impact on any individual client or issuer, or the securities markets in general.

State Regulation

Our Clearing and Outsourcing Solutions business is a broker-dealer authorized to conduct business in all 50 states under applicable state securities regulations.

Changes in Our Business and the Regulatory Environment

In addition, we may expand our Clearing and Outsourcing Solutions business into other countries in the future. We will be required to comply with the regulatory controls of each country in which we conduct business. The securities and financial services industry is heavily regulated in many foreign countries. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to expand internationally.

Seasonality

Processing and distributing proxy materials and annual reports to investors in equity securities and mutual funds comprises a large portion of our Investor Communication Solutions business. We process and distribute the greatest number of proxy materials and annual reports during our fourth fiscal quarter (the second quarter of the calendar year). The recurring periodic activity of this business is linked to significant filing deadlines imposed by law on public reporting companies and mutual funds. Historically this has caused our revenue, operating income, net income and cash flows from operating activities to be higher in our fourth fiscal quarter than in any other quarter. The seasonality of our revenue makes it difficult to estimate future operating results based on the results of any specific quarter and could affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis.

Segment and Geographic Area Financial Information

You can find financial information regarding our operating segments and our geographic areas in Note 20 to our Consolidated and Combined Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K.

Available Information

Our headquarters are located at 2 Journal Square Plaza, Jersey City, New Jersey 07306, and our telephone number is (201) 714-3000. We anticipate that, commencing in September 2007, our headquarters will be located at 1981 Marcus Avenue, Lake Success, New York 11042. We maintain an Investor Relations website on the Internet at www.broadridge-ir.com. We make available free of charge, on or through this website, our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these, just click on the “SEC Filings” link found on our Investor Relations homepage.

You can also access our Investor Relations website through our main website at www.broadridge.com by clicking on the “Investor Relations” link, which is located at the top of our homepage. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC. On August 2, 2007, our Board of Directors adopted a Code of Ethics for the Company’s Principal Executive Officer and Senior Financial Officers.

ITEM 1A. Risk Factors

You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K or incorporated by reference herein. Based on the information currently known to us, we believe that the following information identifies the material risk factors affecting our company in each of the noted risk categories: (i) Risks Relating to Our Business; (ii) Risks Relating to Our Clearing and Outsourcing Solutions Business; and (iii) Risks Relating to Our Recent Separation from ADP. However, additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also adversely affect our business.

If any of the following risks and uncertainties develops into actual events, they could have a material adverse effect on our business, financial condition or results of operations.

Risks Relating to Our Business

Future consolidation in the financial services industry could adversely affect our revenues by eliminating some of our existing and potential clients and could make us more dependent on a more limited number of clients.

There has been and continues to be merger, acquisition and consolidation activity in the financial services industry. Mergers or consolidations of financial institutions in the future could reduce the number of our clients and potential clients. If our clients merge with or are acquired by other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce the use of our services. In addition, it is possible that the larger financial institutions resulting from mergers or consolidations could decide to perform in-house some or all of the services that we currently provide or could provide. Any of these developments could have a material adverse effect on our business and results of operations. For example, one of our large clients has recently been acquired and has elected to utilize the proprietary services of the acquiring firm. As anticipated, during our fourth quarter this client terminated services provided through our Securities Processing Solutions and Clearing and Outsourcing Solutions businesses. However, we will continue to provide this client, and its acquiror (which was an existing client), with proxy distribution and related services. The client generated $37.6 million and $39.7 million of revenue in fiscal year 2007 and fiscal year 2006, respectively, with respect to the services being terminated. The proxy distribution and related services that we will continue to provide to this client and the acquiror generated $34.5 million and $32.6 million of revenue in fiscal year 2007 and fiscal year 2006, respectively.

A large percentage of our revenues is derived from a small number of clients in the financial services industry.

In fiscal 2007, we derived approximately 24% of our revenues from five clients. Our largest single client accounted for between 5-6% of our revenues. While these clients generally work with multiple business segments, the loss of business from any of these clients due to client consolidation or non-renewal of contracts would have an adverse effect on our revenues and results of operations. Moreover, we cannot assure you that we will be able to renew any of our contracts on terms we consider favorable. A client of our Investor Communication Solutions business segment, that was one of our four largest clients in fiscal year 2007, terminated its contract for account statement processing and distribution services in February, 2007. However, we will continue to provide this client with proxy distribution and related services. This client generated $28.3 million and $44.8 million of revenue in fiscal year 2007 and fiscal year 2006, respectively with respect to the services being terminated. The proxy distribution and related services that we will continue to provide to this client generated $62.7 million and $45.2 million of revenue in fiscal 2007 and fiscal 2006, respectively.

The financial services industry has experienced increasing scrutiny by regulatory authorities in recent years and further changes in legislation or regulations may affect our ability to conduct our business or may reduce our profitability.

The legislative and regulatory environment of the financial services industry has undergone significant change in the past and may undergo further change in the future. The SEC, FINRA, various securities exchanges and other U.S. and foreign governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations. These legislative and regulatory initiatives may affect the way in which we conduct our business and may make our business less profitable. Changes in the interpretation or enforcement of existing laws and regulations by those entities may also adversely affect our business.

A large portion of our Investor Communication Solutions involves proxy distribution, processing, and voting services. On December 13, 2006, the SEC adopted amendments to its proxy rules that allow public companies an option to follow a “notice and access” model of proxy material delivery (the “Voluntary Rule”). The Voluntary Rule went into effect on July 1, 2007. On July 26, 2007, the SEC adopted further rule amendments that require public companies and soliciting persons to furnish proxy materials to stockholders by posting them on an Internet website other than the SEC’s EDGAR website (the “Universal Rule”). Please refer to Item 1 of Part I “Business — Regulation” of this Annual Report on Form 10-K for further information on these developments.

The adopted changes will result in our having to perform additional processing in connection with the provision of the proxy services. We believe that the volume of items to be mailed will remain unchanged. However, the weight of the packages will be less, resulting in lower distribution revenues. While we anticipate deriving additional revenue from a variety of services we will provide on behalf of Intermediaries in order for them to comply with the new rules, as well as optional services we will provide to public companies such as website hosting, document conversion, and warehousing of paper proxy materials, we do not expect that our revenues from these services will completely offset the anticipated decrease in distribution revenues. However, we do not expect that the rule changes will result in a material change to our net earnings derived from the proxy services.

In addition, in 2005 the NYSE convened a Proxy Working Group to review the NYSE’s rules regarding the participation of its brokerage firm members in the proxy voting process. A report issued by the Proxy Working Group in June 2006 recommended that the NYSE amend existing rules that allow brokers, in certain circumstances, to vote in uncontested director elections. The Proxy Working Group has made other recommendations including that the NYSE review our role in the proxy process.

The Proxy Working Group recommendations and any additional proposals by the SEC to change the proxy rules could result in further changes to the regulations and practices regarding the distribution of proxy materials, proxy voting and stockholder communications. Any such changes may result in a negative effect on our Investor Communication Solutions business. Moreover, if additional modifications to the current regulatory regime are enacted that allow for Internet delivery of additional types of investor communications without requiring that a notice be sent to stockholders, our revenues and results of operations in the Investor Communication Solutions business could be adversely affected.

Also, certain of the securities processing services we provide may be deemed to be mission-critical functions of financial institutions that are regulated by one or more member agencies of the Federal Financial Institutions Examination Council (“FFIEC”). We are therefore subject to examination by the member agencies of the FFIEC. The FFIEC conducts periodic reviews of certain of our operations in order to identify existing or potential risks associated with our operations that could adversely affect the financial institutions to which we provide services, evaluates our risk management systems and controls, and determines our compliance with applicable laws that affect the services we provide to financial institutions. In addition to examining areas such as our management of technology, data integrity, information confidentiality and service availability, the reviews also assess our financial stability. A sufficiently unfavorable review from the FFIEC could result in our clients not being allowed to use our services, which could have a material adverse effect on our business, financial condition and results of operations.

Our revenues may decrease due to declines in trading volume, market prices, liquidity of securities markets or proprietary trading activity.

We generate significant revenues from the transaction processing fees we earn from our investor communication, securities processing, and clearing and outsourcing services (including the interest income from our margin lending activities and interest earned by investing clients’ cash). These revenue sources are substantially dependent on customer trading volumes, market prices and liquidity of securities markets. Over the past several years the U.S. and foreign securities markets have experienced significant volatility. Sudden sharp or gradual but sustained declines in market values of securities can result in:

•	reduced investor communication activity, including reduced mutual funds communication volumes, reduced mergers and acquisitions and reduced proxy activity;

•	reduced trading activity;

•	illiquid markets;

•	declines in the market values of securities carried by our clients and clearing correspondents;

•	the failure of buyers and sellers of securities to fulfill their settlement obligations;

•	reduced margin loan balances of investors; and

•	increases in claims and litigation.

The occurrence of any of these events would likely result in reduced revenues and decreased profitability from our investor communication solutions, securities processing solutions, and clearing and outsourcing solutions activities.

Breaches of our information security policies or safeguards, or those of our outsourced data center services provider, could adversely affect our ability to operate, could result in the personal or account information of our clients’ customers being misappropriated, and may cause us to be held liable or suffer harm to our reputation.

We process and transfer the personal and account information of customers of financial institutions. Our clients are subject to laws and regulations in the United States and other jurisdictions designed to protect the privacy of personal information and to prevent that information from being inappropriately disclosed and they require that we abide by such laws and regulations in performing our services for them. We have developed and maintain technical and operational safeguards including encryption, authentication technology and transmission of data over private networks in order to effect secure transmissions of confidential information over computer systems and the Internet. In addition, ADP, as our data center services provider, has information security safeguards in place. However, despite those safeguards, it is possible that hackers, employees acting contrary to security policies or others could improperly access our systems or improperly obtain or disclose the personal or account information of our clients’ customers. Any breach of our security policies or safeguards, or those of our outsourced data center services provider, resulting in the unauthorized use or disclosure of the personal or account information of our clients’ customers could limit our ability to provide services, hinder the growth of our business and subject us to litigation or damage our reputation. In addition, we may incur significant costs to protect against the threat of network or Internet security breaches or to alleviate problems caused by such breaches.

We have combined our primary data center with ADP’s data center from whom we purchase a significant portion of our data center services, including disaster recovery capabilities, and if ADP fails to adequately perform the data center services in the manner necessary to meet our clients’ needs, our business, financial condition and results of operations may be harmed.

In July 2006, we combined our primary data center with ADP’s data center. In connection with our separation from ADP, we entered into a multi-year data center outsourcing services agreement with ADP pursuant to which ADP provides us with data center services consistent with the services provided to us immediately prior to the spin-off, provided that the operation of the data center is the sole responsibility of ADP. The services include hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. As a result, we currently purchase a significant portion of our data center services, including disaster recovery capabilities, from ADP. ADP has not ordinarily provided outsourced data center services. If ADP fails to adequately perform the data center services in the manner necessary to meet our clients’ needs, our business, financial condition and results of operations may be harmed. If our agreement with ADP is terminated for any reason, we may not be able to find an alternative data center services provider in a timely manner or on acceptable financial terms. If we need to build our own information technology infrastructure, we may incur substantial costs and could experience temporary business interruptions. As a result, we may not be able to meet the demands of our clients and, in turn, our business, financial condition and results of operations may be harmed. In addition, technology service failures could have adverse regulatory consequences for our Clearing and Outsourcing Solutions business. Some of these risks are anticipated and covered through service level credits, termination rights, and indemnification clauses in our data center outsourcing services agreement with ADP. Nevertheless, we may not be adequately protected against all possible losses through the terms of the agreement.

Any slowdown or failure of our computer or communications systems or those of our outsourced data center services provider could subject us to liability for losses suffered by our clients or their customers.

Our services depend on our ability to store, retrieve, process and manage significant databases, and to receive and process transactions and investor communications through a variety of electronic systems and media. Our systems, those of our outsourced data center services provider, or any other systems with which ours interact could slow down significantly or fail for a variety of reasons, including:

•	computer viruses or undetected errors in internal software programs or computer systems;

•	inability to rapidly monitor all system activity;

•	inability to effectively resolve any errors in internal software programs or computer systems once they are detected;

•	heavy stress placed on systems during peak times; or

•	power or telecommunications failure, fire, flood or any other natural disaster.

While we monitor system loads and performance and implement system upgrades to handle predicted increases in trading volume and volatility, we cannot assure you that we will be able to predict future volume increases or volatility accurately or that our systems and those of ADP, as our data center services provider, will be able to accommodate these volume increases or volatility without failure or degradation. Moreover, because we have outsourced our data center operations, the operation and performance of the data center involve factors beyond our control. Any significant degradation or failure of our computer systems, communications systems or any other systems in the clearing or trading processes could cause the customers of our clients to suffer delays in the execution of their trades. These delays could cause substantial losses for our clients or their customers and could subject us to claims and losses, including litigation claiming fraud or negligence that could damage our reputation, increase our service costs, cause us to lose revenues and/or divert our technical resources.

If the operational systems and infrastructure that we depend on fail to keep pace with our growth, we may experience operating inefficiencies, client dissatisfaction and lost revenue opportunities.

The growth of our business and expansion of our client base may place a strain on our management and operations. We believe that our current and anticipated future growth will require the implementation of new and enhanced communications and information systems, the training of personnel to operate these systems and the expansion and upgrade of core technologies. While many of our systems are designed to accommodate additional growth without redesign or replacement, we may nevertheless need to make significant investments in additional hardware and software to accommodate growth. In addition, we cannot assure you that we will be able to predict the timing or rate of this growth accurately or expand and upgrade our systems and infrastructure on a timely basis. Because we utilize the systems of our outsourced data center, we will depend on ADP to keep the processing capacity and speed of the data center in line with the growth of our business.

In addition, with respect to our Clearing and Outsourcing Solutions business, the scope of procedures for assuring compliance with applicable rules and regulations has changed as the size and complexity of our business has increased. We have implemented and continue to implement formal compliance procedures to respond to these changes. The future operating results of our Clearing and Outsourcing Solutions business will depend on our ability:

•	to improve our systems for operations, financial controls, and communication and information management;

•	to refine our compliance procedures and enhance our compliance oversight; and

•	to recruit, train, manage and retain our employees.

Our growth has required and will continue to require increased investments in management personnel and systems, financial systems and controls and office facilities. In the absence of continued revenue growth, the costs associated with these investments would cause our operating margins to decline from current levels. We cannot assure you that we will be able to manage or continue to manage our recent or future growth successfully. If we fail to manage our growth, we may experience operating inefficiencies, dissatisfaction among our client base and lost revenue opportunities.

If we are unable to respond to the demands of our existing and new clients, our ability to reach our revenue goals or maintain our profitability could be diminished.

The global securities industry is characterized by increasingly complex infrastructures and products, new and changing business models and rapid technological changes. Our clients’ needs and demands for our products and services evolve with these changes. For example, an increasing number of our clients are from market segments focusing on hedge funds, algorithmic trades and direct access customers who demand increasingly sophisticated products. Our future success will depend, in part, on our ability to respond to our clients’ demands for new services, capabilities and technologies on a timely and cost-effective basis, to adapt to technological advancements and changing standards and to address our clients’ increasingly sophisticated requirements.

Intense competition could negatively affect our ability to maintain or increase our market share and profitability.

The market for our products and services is rapidly evolving and highly competitive. We compete with a number of firms that provide similar products and services to our market. In addition, we compete with our clients’ in-house capabilities to perform competitive functions. Some of our competitors may possess significantly greater financial, technical, marketing and other resources than we do. Some of our competitors may also offer a wider range of services than we do and may enjoy greater name recognition and more extensive client bases than ours. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to clients and adopt more aggressive pricing policies than we will be able to offer or adopt. There can be no assurances that we will be able to compete effectively with current or future competitors. If we fail to compete effectively, our market share could decrease and our business, financial condition and results of operations could be materially harmed.

We may be unable to attract and retain key personnel.

Our continued success depends on our ability to attract and retain senior management and other qualified personnel to conduct our Investor Communication Solutions, Securities Processing Solutions, and Clearing and Outsourcing Solutions businesses. The market for such specialists is extremely competitive and has grown more so recently due to industry growth. There can be no assurance that we will be successful in our efforts to recruit and retain the required personnel. If we are unable to attract and retain qualified individuals or our recruiting and retention costs increase significantly, our operations and financial results could be materially adversely affected.

Our products and services, and the products and services provided to us by third parties, may infringe upon intellectual property rights of third parties, and any infringement claims could require us to incur substantial costs, distract our management or prevent us from conducting our business.

Although we attempt to avoid infringing upon known proprietary rights of third parties, we are subject to the risk of claims alleging infringement of third-party proprietary rights. If we infringe upon the rights of third parties, we may be unable to obtain licenses to use those rights on commercially reasonable terms. Additionally, third parties that provide us with products and services that are integral to the conduct of our business may be subject to similar allegations, which could prevent them from continuing to provide these products and services to us. In either of these events, we would need to undertake substantial reengineering in order to continue offering our services and we may not succeed in doing so. In addition, any claim of infringement could cause us to incur substantial costs defending the claim, even if the claim is invalid, and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from conducting our business.

Acquisitions and integrating such acquisitions create certain risks and may affect operating results.

From time to time, we have been, and expect to continue to be, a business acquiror. The acquisition and integration of businesses involve a number of risks. The core risks are in the areas of:

•	valuation: negotiating a fair price for the business based on inherently limited due diligence reviews;

•

integration: managing the complex process of integrating the acquired company’s people, products, technology and other assets so as to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition; and

•	legacy issues: protecting against actions, claims, regulatory investigations, losses and other liabilities related to predecessor business.

Also, the process of integrating these businesses may disrupt our business and divert our resources. These risks may arise for a number of reasons including, for example:

•	finding suitable businesses to acquire at affordable valuations or on other acceptable terms;

•	competition for acquisitions from other potential acquirors;

•	borrowing money from lenders or selling equity or debt securities to the public to finance future acquisitions on terms that may be adverse to us;

•	incurring unforeseen obligations or liabilities in connection with such acquisitions;

•	devoting unanticipated financial and management resources to an acquired business;

•	entering markets where we have minimal prior experience; and

•	experiencing decreases in earnings as a result of non-cash impairment charges.

In addition, international acquisitions often involve additional or increased risks including, for example:

•	geographically separated organizations, systems and facilities;

•	integrating personnel with diverse business backgrounds and organizational cultures;

•	complying with foreign regulatory requirements;

•	enforcing intellectual property rights in some foreign countries; and

•	general economic and political conditions.

General economic and political conditions and broad trends in business and finance that are beyond our control may contribute to reduced levels of activity in the securities markets, which could result in lower revenues from our business operations.

Trading volume, market prices and liquidity are affected by general national and international economic and political conditions and broad trends in business and finance that result in changes in volume and price levels of securities transactions. These factors include:

•	economic, political and market conditions;

•	the availability of short-term and long-term funding and capital;

•	the level and volatility of interest rates;

•	legislative and regulatory changes;

•	currency values and inflation; and

•	national, state and local taxation levels affecting securities transactions.

These factors are beyond our control and may contribute to reduced levels of activity in the securities markets. Our revenue has historically been largely driven by the volume of trading activities of our clients. Our margin lending revenues are also impacted by changes in the trading activities of our correspondents. Accordingly, any significant reduction in activity in the securities markets would likely result in lower revenues from our business operations.

The financial services business is highly dependent on certain market centers that may be targets of terrorism.

Our business is dependent on exchanges and market centers being able to process trades. Terrorist activities in September 2001 caused the U.S. securities markets to close for four days. This impacted our revenue and profitability for that period of time. If future terrorist incidents cause interruption of market activity, our revenues and profits may be impacted negatively again.

Our revenue is subject to seasonal variations because we process and distribute the greatest number of proxy materials and annual reports in our fourth fiscal quarter.

Processing and distributing proxy materials and annual reports to investors in equity securities and mutual funds comprises a large portion of our Investor Communication Solutions business. We process and distribute the greatest number of proxy materials and annual reports during our fourth fiscal quarter. The recurring periodic activity of this business is linked to significant filing deadlines imposed by law on public reporting companies and mutual funds. Historically this has caused our revenue, operating income, net income and cash flows from operating activities to be higher in our fourth fiscal quarter than in any other quarter. The seasonality of our revenue makes it difficult to estimate future operating results based on the results of any specific quarter and could affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis.

Risks Relating to Our Clearing and Outsourcing Solutions Business

Our existing clearing correspondents may choose to perform their own securities clearing services as their operations grow.

We market our securities clearing services to our existing correspondent clients on the strength of our ability to process transactions and perform related back-office functions more effectively than these clients could perform these functions themselves. As our correspondent clients’ operations grow, they often consider the option of performing securities clearing functions themselves, in a process referred to in the securities industry as “self-clearing.” As the transaction volume of a broker-dealer grows, the cost of implementing the necessary infrastructure for self-clearing may be eventually offset by the elimination of per-transaction processing fees that would otherwise be paid to a clearing firm. Additionally, performing their own securities clearing services allows self-clearing broker-dealers to retain their customers’ margin balances, free credit balances and securities for use in margin lending activities. If a significant number of clearing correspondents or correspondents representing a significant portion of our business terminate their clearing relationship with us to become self-clearing, this could result in a material adverse effect on our business, financial condition and results of operations.

We have tried to address this potential client loss by offering our operations outsourcing service, which affords firms an ability to remain or become self-clearing without the necessity of maintaining this infrastructure. However, some firms may nevertheless choose to change to self-clearing operations and not outsource their operations to us, which could have a material adverse effect on our business, financial condition and results of operations.

Our securities clearing business may be exposed to risk from our counterparties and third parties.

In the normal course of business, our securities clearing activities involve execution, settlement and financing of various security clearing transactions for a nationwide client base. With these activities, we may be exposed to risk in the event our clients, other broker-dealers, banks, clearing organizations or depositories are unable to fulfill contractual obligations.

Our practice of recording security clearing transactions may expose us to off-balance sheet risk of loss.

We record clients’ security clearing transactions on a settlement date basis, which is generally three business days after trade date. We are therefore exposed to off-balance sheet risk of loss on unsettled transactions in the event clients and other counterparties are unable to fulfill contractual obligations.

Our securities clearing business may be subject to liability under our membership agreements with exchanges and clearinghouses.

We are a member of numerous exchanges and clearinghouses. Under the membership agreements, members are generally required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. We may be subject to liability under these arrangements in case of default of a member of those exchanges or clearinghouses.

Our securities clearing business’ involvement in options markets subjects us to risks inherent in conducting business in those markets.

We clear options contracts on behalf of our correspondents and their customers. Trading in options contracts is generally more highly leveraged than trading in other types of securities. This additional leverage increases the risk associated with trading in options contracts, which in turn raises the risk that a correspondent or customer may not be able to fully repay its creditors, including us, if it experiences losses in its options contract trading business.

Our securities clearing and operations outsourcing services could expose us to legal liability for errors in performing clearing or operations outsourcing services and, in connection with our clearing services, for improper activities of our correspondents.

Any intentional failure or negligence in properly performing our securities clearing or operations outsourcing services, or any mishandling of funds and securities held by us on behalf of our correspondents and their customers could lead to censures, fines or other sanctions by applicable authorities as well as actions in contract or tort brought by parties who are financially harmed by those failures or mishandlings. Any litigation that arises as a result of our securities clearing or operations outsourcing services could harm our reputation and cause us to incur substantial expenses associated with litigation and damage awards that could exceed our liability insurance by unknown but significant amounts.

In the past, clearing firms in the United States have been held liable for failing to take action upon the receipt of customer complaints, failing to know about the suspicious activities of correspondents or their customers under circumstances where they should have known, and even aiding and abetting, or causing, the improper activities of their correspondents. We cannot assure you that our procedures will be sufficient to properly monitor our correspondents under current laws and regulations or that securities industry regulators will not enact more restrictive laws or regulations or change their interpretations of current laws and regulations. If we fail to implement proper procedures or fail to adapt our existing procedures to new or more restrictive regulations, we may be subject to liability that could result in substantial costs to us and distract our management from our business.

Our Clearing and Outsourcing Solutions business is subject to complex regulations, the violation of which could expose us to interruptions in our business and monetary liability from regulations, clients, competitors and others.

Compliance with applicable laws and regulations is time consuming and personnel-intensive. Changes in these laws and regulations may increase materially our direct and indirect compliance and other expenses of doing business. The costs of the compliance requirements we face, and the constraints they impose on our operations, could have a material adverse effect on our financial condition and results of operations. Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm our businesses. For a further discussion of the regulatory framework in which we operate, see Item 1 of Part I “Business — Regulation” in this Annual Report on Form 10-K.

All aspects of our Clearing and Outsourcing Solutions business are subject to extensive government regulation which may subject us to disciplinary or other action by regulatory organizations.

The securities industry in the United States is subject to extensive regulation under both federal and state laws. In addition to these laws, our clearing and outsourcing services must comply with rules and regulations of the SEC, FINRA, various stock exchanges, state securities commissions and other regulatory bodies charged with safeguarding the integrity of the securities markets and other financial markets and protecting the interests of investors participating in these markets. Broker-dealers are subject to regulations covering all aspects of the securities business, including:

•	trade practices among broker-dealers;

•	use and safekeeping of investors’ funds and securities;

•	capital structure;

•	margin lending;

•	record-keeping; and

•	conduct of directors, officers and employees.

Our ability to comply with these regulations depends largely on the establishment and maintenance of an effective compliance system as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions due to claimed non-compliance with these regulations in the future and even for the claimed non-compliance of our correspondents with such regulations. If a claim of non-compliance is made by a regulatory authority, the efforts of our management could be diverted to responding to such claim and we could be subject to a range of possible consequences, including the payment of fines and the suspension of one or more portions of our business. Additionally, some of our securities clearing services contracts include automatic termination provisions which are triggered in the event we are suspended from any of the national exchanges of which we are a member for failure to comply with the rules or regulations thereof.

In addition, because our Clearing and Outsourcing Solutions business is heavily regulated, regulatory approval may be required prior to expansion of our business activities. We may not be able to obtain the necessary regulatory approvals for any desired expansion. Even if approvals are obtained, they may impose restrictions on our business and could require us to incur significant compliance costs or adversely affect the development of business activities in affected markets.

If our securities clearing business does not maintain the capital levels required by regulations, we may be subject to fines, suspension, revocation of registration or expulsion by regulatory authorities.

Our securities clearing business is subject to stringent rules imposed by the SEC, FINRA and various other regulatory agencies which require broker-dealers to maintain specific levels of net capital. Net capital is the net worth of a broker-dealer, less deductions for other types of assets including assets not readily convertible into cash and specified percentages of a broker-dealer’s securities positions. If we fail to maintain the required net capital, we may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA, which, if not cured, could ultimately lead to the liquidation of our Clearing and Outsourcing Solutions business. If the net capital rules are changed or expanded, or if there is an unusually large charge against the net capital of our Clearing and Outsourcing Solutions business, we might be required to limit or discontinue our securities clearing and margin lending operations that require the intensive use of capital. In addition, our ability to withdraw capital from our Clearing and Outsourcing Solutions business could be restricted, which in turn could limit our ability to pay dividends, repay debt at the parent company level and redeem or purchase shares of our outstanding stock, if necessary. A large operating loss or charge against the net capital of our securities clearing business could impede our ability to expand or even maintain our present volume of business.

Procedures and requirements of the USA PATRIOT Act may expose our securities clearing business to significant costs or penalties.

As participants in the financial services industry, our securities clearing business is subject to laws and regulations, including the USA PATRIOT Act of 2001, which require that we know certain information about our securities clearing services clients and monitor transactions for suspicious financial activities. The cost of complying with the USA PATRIOT Act and related laws and regulations is significant. We may face particular difficulties in identifying our international clients, gathering the required information about them and monitoring their activities. We face risks that our policies, procedures, technology and personnel directed toward complying with the USA PATRIOT Act are insufficient and that we could be subject to significant criminal and civil penalties due to noncompliance. Such penalties could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Recent Separation from ADP

Our historical financial information prior to our recent separation from ADP is not necessarily representative of the results we would have achieved as a stand-alone company and may not be a reliable indicator of our future results.

Our historical financial information included in this Annual Report on Form 10-K does not reflect the financial condition, results of operations or cash flows we would have achieved as a stand-alone company during the periods prior to our recent separation from ADP or that we may achieve in the future. This is primarily a result of the following factors:

•

our consolidated and combined historical financial results reflect allocations of corporate expenses from ADP, which allocations may be different than the comparable expenses we would have actually incurred as a stand-alone company;

•	our working capital requirements historically have been satisfied as part of ADP’s corporate-wide cash management policies;

•	our cost of debt and our capitalization is different as a stand-alone company because our credit rating is lower than ADP’s credit rating;

•

significant changes have occurred and will continue to occur in our cost structure, management, financing and business operations as a result of our separation from ADP, including the potentially significant costs required for us to establish our new brand and operating infrastructure; and

•	our separation from ADP and the creation of our new brand may have an adverse effect on our client and other business relationships.

For a description of the components of our historical consolidated and combined financial information, see Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Comparability of Financial Results—Historical ADP Cost Allocations Compared to Broadridge as a Stand-alone Entity.”

We have experienced and will continue to experience increased costs as a result of the separation.

We have had to replicate certain facilities, systems, infrastructure and personnel to which we no longer have access after our separation from ADP. We also have had to make investments to operate without access to ADP’s operational and administrative infrastructure. These initiatives are costly to implement. Due to the scope and complexity of the underlying projects, the amount of total costs cannot be estimated at this time.

ADP performed many important corporate functions for our operations, including information technology support, treasury, accounting, financial reporting, tax administration, human resource administration, procurement and other services. Following the separation, ADP has continued to provide some of these services to us on a short-term, transitional basis, for which we pay ADP fees generally based on the applicable allocable cost of ADP’s services to the brokerage services business prior to the Distribution. For more information regarding the transition arrangements, see Item 1 of Part I “Business—Our Relationship with ADP—Transition Services Agreement.” As we begin to operate these functions independently, if we do not have our own adequate systems and business functions in place, or are unable to obtain them from other providers, we may not be able to operate our business effectively or at comparable costs, and our profitability may decline.

Prior to the separation, our business benefited from ADP’s purchasing power when procuring goods and services, including office supplies and equipment, travel services, telecommunications, computer software licenses, insurance and benefits. As a stand-alone company, we may be unable to obtain goods and services at comparable prices or on terms as favorable as those obtained prior to the separation, which could decrease our overall profitability.

As part of the separation from ADP, we have incurred debt with external lenders, which subject us to various restrictions and could decrease our profitability.

Shortly prior to the separation, we incurred $690.0 million in debt to fund a dividend to ADP pursuant to new senior, unsecured credit facilities consisting of a term loan facility and a revolving credit facility which provide for aggregate maximum borrowings of $940.0 million and an interim revolving credit facility which provides for aggregate maximum borrowings of $250.0 million. Prior to the separation, we borrowed $440.0 million under the term loan facility and $250.0 million under the interim revolving credit facility and used the proceeds to pay the dividend to ADP. In May 2007, we repaid the $250.0 million one-year revolving credit facility with the proceeds of an offering of $250.0 million in aggregate principal amount of senior unsecured notes bearing interest at the rate of 6.125% per annum (the “Senior Notes”) and cash. The one-year revolving credit facility was cancelled upon repayment. As of June 30, 2007, there is $370.0 million of indebtedness outstanding under the term loan facility. We anticipate making additional borrowings under these credit facilities and using the proceeds for working capital and other general corporate purposes.

The credit facilities and Senior Notes described above contain customary restrictions, covenants and events of default. The terms of these financing arrangements and any future indebtedness impose various restrictions and covenants on us that could limit our ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities. In addition, our financing costs are higher than they were when we were a part of ADP. For more detailed discussions of these borrowings and our liquidity, see Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” and Note 12 “Borrowings” to our Consolidated and Combined Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K.

We may not have sufficient capital generation ability to meet our operating and regulatory capital requirements.

As a stand-alone company, we may be required to maintain higher capital ratios than those maintained by ADP to retain our credit ratings. In addition, we will need to cover volatility associated with variations in our operating, risk-based and regulatory capital requirements, including separation costs and contingent exposures such as our indemnification obligation to ADP in connection with the tax allocation agreement we entered into with ADP. See Item 1 of Part I “Business—Regulation” of this Annual Report on Form 10-K for more information regarding the capital requirements of our Clearing and Outsourcing Solutions business.

Our business, financial position and results of operations could be harmed by adverse rating actions by credit rating agencies.

In connection with our separation from ADP, we incurred long-term debt with an initial investment grade rating and have also issued the Senior Notes with an investment grade rating. If our initial rating is downgraded, or if ratings agencies indicate that a downgrade may occur, our business, financial position and results of operations could be adversely affected and perceptions of our financial strength could be damaged. This could adversely affect our relationships with our clients. Also, a downgrade could increase our costs of borrowing money, adversely affecting our business, financial position and results of operations.

We have agreed to certain restrictions to preserve the treatment of the Distribution as tax-free to ADP and its stockholders, which will reduce our strategic and operating flexibility.

The Internal Revenue Service ruling and opinion from tax counsel confirming the tax-free status of the Distribution relied on certain representations and undertakings from us, and the tax-free status of the Distribution could be affected if these representations and undertakings are not correct or are violated. If the Distribution fails to qualify for tax-free treatment, it will be treated as a taxable dividend to ADP stockholders in an amount equal to the fair market value of our stock issued to ADP stockholders. In that event, ADP would be required to recognize a gain equal to the excess of the sum of the fair market value of our stock on the Distribution date and the amount of cash received in the cash distribution over ADP’s tax basis in our stock.

In addition, current tax law generally creates a presumption that the Distribution would be taxable to ADP, but not to its stockholders, if we or our stockholders were to engage in a transaction that would result in a 50% or greater change by vote or by value in our stock ownership during the two-year period beginning on the Distribution date, unless it is established that the Distribution and the transaction are not part of a plan or series of related transactions to effect such a change in ownership. In the case of such a 50% or greater change in our stock ownership, tax imposed on ADP in respect of the Distribution would be based on the fair market value of our stock on the Distribution date over ADP’s tax basis in our stock.

Under the tax allocation agreement that we entered into with ADP, we are generally prohibited, except in specified circumstances, for specified periods of up to 30 months following the Distribution, from

•	issuing, redeeming or being involved in other significant acquisitions of our equity securities;

•	transferring significant amounts of our assets;

•	amending our certificate of incorporation or by-laws;

•	failing to engage in the active conduct of a trade or business; or

•	engaging in certain other actions or transactions that could jeopardize the tax-free status of the Distribution.

We have agreed to indemnify ADP for taxes and related losses resulting from certain actions that may cause the Distribution to fail to qualify as a tax-free transaction.

Under the tax allocation agreement that we entered into with ADP, we agreed generally to indemnify ADP for taxes and related losses it suffers as a result of the Distribution failing to qualify as a tax-free transaction, if the taxes and related losses are attributable to:

•	direct or indirect acquisitions of our stock or assets (regardless of whether we consent to such acquisitions);

•	negotiations, understandings, agreements or arrangements in respect of such acquisitions; or

•	our failure to comply with certain representations and undertakings from us, including the restrictions described in the preceding risk factor.

See Item 1 of Part I “Our Relationship with ADP—Tax Allocation Agreement” of this Annual Report on Form 10-K. Our indemnity covers both corporate level taxes and related losses imposed on ADP in the event of a 50% or greater change in our stock ownership described in the preceding risk factor, as well as taxes and related losses imposed on both ADP and its stockholders if, due to our representations or undertakings being incorrect or violated, the Distribution is determined to be taxable for other reasons.

The indemnification obligation to ADP for taxes due in the event of a 50% or greater change in our stock ownership could be substantial, and it is unlikely that we would have the resources to satisfy it.

The cost of compliance or failure to comply with the Sarbanes-Oxley Act of 2002 may adversely affect our business.

As a new reporting company under the Securities Exchange Act of 1934, or the Exchange Act, we are subject to the provisions of the Sarbanes-Oxley Act of 2002, which may result in higher compliance costs and may adversely affect our financial results and our ability to attract and retain qualified members of our Board of Directors or qualified executive officers. The Sarbanes-Oxley Act affects corporate governance, securities disclosure, compliance practices, internal audits, disclosure controls and procedures, and financial reporting and accounting systems. Section 404 of the Sarbanes-Oxley Act, for example, requires a company subject to the reporting requirements of the U.S. securities laws to conduct a comprehensive evaluation of its and its consolidated subsidiaries’ internal controls over financial reporting. The failure to comply with Section 404 may result in investors losing confidence in the reliability of our financial statements (which may result in a decrease in the trading price of our common stock), prevent us from providing the required financial information in a timely manner (which could materially and adversely impact our business, our financial condition and the trading price of our common stock), prevent us from otherwise complying with the standards applicable to us as a public company and subject us to adverse regulatory consequences.

Our separation from ADP could adversely affect our ability to attract and retain clients and recruit and retain employees.

As a division of ADP, we previously marketed our products and services using the “ADP” brand name and logo. We believe the association with ADP provided us with preferred status among our clients and employees due to ADP’s:

•	globally-recognized brand, which is associated with quality, customer service, trust, integrity and security;

•	perceived high-quality products and services; and

•	strong capital base and financial strength.

In connection with the separation and Distribution, we changed our corporate name and now operate under a new brand name. Without the ADP brand name, we may not be able to maintain or enjoy comparable name recognition or status under our new brand. Our separation from ADP may adversely affect our ability to attract and retain clients, which could result in the termination of our investor communication, securities processing, and clearing and outsourcing client relationships.

The ADP brand and our affiliation with ADP have also been key aspects of our recruitment and retention of our employees. Our separation from ADP could also adversely affect our ability to attract and retain senior management and other key employees.

If we are unable to successfully manage the transition of our business to our new brand our revenue and profitability could be adversely affected. We cannot predict the effect that our separation from ADP will have on our clients and our employees.

The continued ownership of ADP common stock by our executive officers and some of our directors may create, or may create the appearance of, conflicts of interest.

Because of their current or former positions with ADP, substantially all of our executive officers, including our Executive Chairman, Chief Executive Officer and our President and Chief Operating Officer, and some of our non-employee directors, own ADP common stock. These holdings in ADP common stock may be significant for some of these persons compared to that person’s total assets. Even though our Board of Directors consists of a majority of directors who are independent from both ADP and our company, and our executive officers who were employees of ADP ceased to be employees of ADP upon consummation of the Distribution, ownership of ADP common stock by our directors and officers after the separation may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for ADP than they do for us.

ITEM 1B. Unresolved Staff Comments.

None

ITEM 2. Properties.

We operate our business from 39 facilities. We own a 20,000 square foot facility in Mount Laurel, New Jersey, where we perform certain administrative functions. We also own a 36,000 square foot facility in Wheatridge, Colorado, where we perform securities processing services. We lease three facilities in Edgewood, New York with a combined space of 790,000 square feet which are used in connection with our Investor Communication Solutions business. We lease space at 34 additional locations, subject to customary lease arrangements, including a 67,000 square foot facility in Lake Success, New York that will serve as our corporate headquarters as well as the location of our Clearing and Outsourcing Solutions business commencing in September 2007. Our leases expire on a staggered basis. We believe our facilities are currently adequate for their intended purposes and are adequately maintained.

ITEM 3. Legal Proceedings

From time to time, we and our subsidiaries are involved in legal, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our business activities. An adverse outcome in one or more of these proceedings is not expected to have a material adverse effect on our combined financial condition, results of operations or liquidity.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading “regular way” on the NYSE under the symbol “BR” on April 2, 2007. There were 18,686 stockholders of record as of August 15, 2007. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low closing prices of the common stock on the NYSE as well as dividends declared per share during the calendar quarter indicated.

Common Stock Market Price	High	Low	Dividends Declared
2007
Fourth Quarter (commencing April 2, 2007)	$21.43	$18.91	$0.06

Dividend Policy

On June 2, 2007, our Board of Directors declared a quarterly cash dividend of $0.06 per share payable on July 2, 2007 to shareholders of record on June 15, 2007. We expect to pay cash dividends on our common stock. However, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

As a holding company with no material liquid assets other than the capital stock of our subsidiaries, our ability to pay dividends will be dependent on our receiving dividends from our operating subsidiaries. Ridge, our subsidiary through which we provide our securities clearing and operations outsourcing services, is highly regulated and may be subject to restrictions on its ability to pay dividends to us.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our fourth quarter ended June 30, 2007.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(2)	Approximate Dollar Value that May Yet Be Purchased Under the Plan(2)
April 1, 2007- April 30, 2007	—	—	—	—
May 1, 2007- May 31, 2007	—	—	—	—
June 1, 2007- June 30, 2007	3,104	$19.49	—	—
Total	3,104	$19.49	—	—

(1)	Represents shares purchased from employees to pay taxes related to the vesting of restricted shares at an average price of $19.49.
(2)	The Broadridge Board of Directors has not authorized a stock repurchase plan.

Use of Proceeds

In connection with our offering of the Senior Notes, our registration statement on Form S-3 (Registration No. 333-143141) was deemed effective as of May 22, 2007. The net proceeds from our Senior Note offering were $247.7 million. On May 29, 2007, the total net proceeds of this offering were used to pay our $250.0 million one-year revolving credit facility.

ITEM 6. Selected Financial Data

Broadridge was spun-off from ADP on March 30, 2007. Financial data is presented on a combined basis for periods preceding the spin-off and on a consolidated basis subsequently. The following tables set forth selected consolidated and combined financial information from our audited Consolidated and Combined Financial Statements as of and for the years ended June 30, 2007, 2006, 2005 and 2004 and our unaudited Combined Financial Statements as of and for the year ended June 30, 2003. Our Consolidated and Combined Financial Statements include various adjustments to amounts in our Consolidated and Combined Financial Statements when we were a subsidiary of ADP. The selected consolidated and combined financial data presented below should be read in conjunction with our Consolidated and Combined Financial Statements and the accompanying Notes included elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our Consolidated and Combined Financial Statements may not be indicative of our future performance and do not necessarily reflect what our financial condition and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented, including many changes that will occur in the operations and capitalization of our company as a result of our separation from ADP.

	Years Ended June 30,
	2007	2006	2005	2004	2003
	(in millions, except for per share amounts)
Statements of Earnings Data
Net revenues	$2,137.9	$1,933.3	$1,717.1	$1,525.8	$1,424.2
Earnings from continuing operations before provision for income taxes	$320.8	$302.7	$273.9	$250.4	$221.1
Net earnings from continuing operations after provision for income taxes (a)	$197.1	$180.5	$166.4	$146.2	$110.3
Basic and diluted earnings per share from continuing operations (b)	$1.42	$1.30	$1.20	$1.05	$0.79
Basic weighted average shares outstanding	138.8	138.8	138.8	138.8	138.8
Diluted weighted average shares outstanding	139.0	138.8	138.8	138.8	138.8

	At June 30,
	2007	2006	2005	2004	2003
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$88.6	$50.1	$31.6	$23.6	$44.6
Securities clearing receivables	1,241.2	836.8	947.6	—	—
Total current assets	1,960.0	1,405.9	1,682.1	429.6	458.7
Property, plant and equipment, net	77.4	80.7	75.4	66.5	57.3
Total assets	2,678.2	2,134.7	2,422.7	1,034.5	1,018.3
Securities clearing payables	915.4	613.6	729.1	—	—
Total current liabilities	1,428.6	990.3	1,065.3	211.9	254.6
Long-term debt	617.7	—	—	—	—
Total liabilities	2,147.1	1,091.5	1,136.2	286.7	292.8
Total stockholders’ equity	531.1	1,043.2	1,286.5	747.8	725.5

(a)	The comparison between the results of operations for fiscal 2006 and 2005 is affected by the impact of our adoption of Statement of Financial Accounting (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) effective July 1, 2005, using the modified prospective method. Total stock-based compensation expense included in continuing operations increased $22.4 million to $24.6 million in fiscal 2006 from $2.2 million in fiscal 2005 due to the recording of expenses for our stock option and employee stock purchase plans.
(b)	The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the basic weighted average number of common shares. On March 30, 2007, the separation from ADP was completed in a tax-free distribution to the Company’s stockholders of one share of the Company’s common stock for every four shares of ADP common stock held on March 23, 2007. As a result, on March 30, 2007, the Company had 138.8 million shares of common stock outstanding, and this share amount is being utilized for the calculation of basic EPS for all periods presented prior to the Distribution. For all periods prior to the date of Distribution, the same number of shares is being used for the calculation of diluted EPS as for basic EPS as no common stock of the Company existed prior to March 31, 2007 and no equity awards of the Company were outstanding for the prior periods. Diluted EPS subsequent to the Distribution reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and shares of restricted stock have vested.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the results of operations and financial condition of Broadridge during the years ended June 30, 2007, 2006 and 2005 and should be read in conjunction with our Consolidated and Combined Financial Statements and accompanying Notes thereto included elsewhere herein. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in this Item 7 because of various factors, including those set forth elsewhere herein. See “Forward Looking Statements” and “Risk Factors” included in Item 1 of this Annual Report on Form 10-K.

DESCRIPTION OF THE COMPANY AND BUSINESS SEGMENTS

We are a leading global provider of investor communication solutions, securities processing solutions, and clearing and outsourcing solutions to the financial services industry. We offer advanced integrated systems and services that are dependable, scalable and cost-efficient. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities. Our operations are classified into three business segments: Investor Communication Solutions, Securities Processing Solutions and Clearing and Outsourcing Solutions.

Investor Communication Solutions

A large portion of our Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge®, our innovative electronic proxy delivery and voting solution for institutional investors, helps ensure the participation of many companies’ largest stockholders. We also provide the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help our clients meet their regulatory compliance needs. Our solutions also include financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, and imaging, archival and workflow solutions that enable and enhance our clients’ communications with investors. All of these services are delivered through physical and electronic means.

Securities Processing Solutions

We offer a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools and portfolio management to order capture and execution, trade confirmation, settlement, and accounting. Our services help financial institutions efficiently and cost-effectively consolidate their books and records, focus on their core businesses, and manage risk. With multi-currency capabilities, our Global Processing Solution supports real-time global trading of equity, option, mutual fund and fixed income securities in established and emerging markets.

Clearing and Outsourcing Solutions

Securities clearing and settlement is the process of matching, recording, and processing transaction instructions and then exchanging payment between counterparties. Our securities clearing services enable clients to utilize our broker-dealer business to finance inventory and margin balances. Our operations outsourcing solutions allow brokers of all sizes to outsource certain administrative functions relating to clearing and settlement to us, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their business.

SEPARATION OF BROADRIDGE FROM ADP

The spin-off of Broadridge by ADP became effective on March 30, 2007 through a distribution of 100% of the common stock of the Company to the holders of record of ADP common stock (the “Distribution”). The Distribution was effected pursuant to a separation and distribution agreement by which ADP contributed to the Company the subsidiaries that operated its brokerage services business. ADP distributed all of the shares of Broadridge Financial Solutions, Inc. as a dividend on ADP common stock on March 30, 2007 to all shareholders of record as of March 23, 2007.

In connection with the spin-off, we made a cash payment to ADP on March 30, 2007 of $690.0 million which was financed through borrowings under $1,190.0 million of credit facilities that were entered into on March 29, 2007. The payment is reflected as a dividend to ADP in Stockholders’ Equity.

A significant portion of the expenses to effect the separation were incurred by ADP, such as investment banking fees, related outside legal and accounting fees, office move costs, costs to separate information systems and temporary consulting costs. Broadridge incurred separation costs that have a future benefit to the Company, including stock compensation expense relating to the Distribution and other items such as relocation expenses associated with hiring senior management positions new to the Company, and the temporary labor costs incurred to develop ongoing processes for operating on a stand-alone basis.

FACTORS AFFECTING COMPARABILITY OF FINANCIAL RESULTS

Historical ADP Cost Allocations Compared to Broadridge as a Stand-alone Entity

Our historical Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These financial statements present the consolidated and combined financial position and results of operations of the former brokerage services business of ADP. The Combined Financial Statements for periods prior to the Distribution include allocated costs for facilities, functions and services used by the brokerage services business at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the brokerage services business based on usage. Our management believes these allocation methods are reasonable. However, it is likely that as a stand-alone entity, our costs for the same services will be higher, for the following reasons:

Size and influence of ADP. We generally benefited from the size of ADP in negotiating many of our overhead costs and were able to leverage the ADP business as a whole, including the Employer Services business from which ADP derives a majority of its total revenues, in obtaining favorable pricing. ADP is a larger company than we are with extensive resources. As a stand-alone company, we no longer have this advantage.

Shared corporate overhead. As the brokerage services business of ADP, our ultimate management was the management of ADP. Moreover, ADP performed all of the public company obligations, including:

•	compensation of management and directors;

•	corporate investor relations staff, office space and personnel;

•	annual meetings of stockholders;

•	board of directors and committee meetings;

•	Exchange Act annual, quarterly and current report preparation and filing, including reports to stockholders;

•	SEC and stock exchange corporate governance compliance, including Sarbanes-Oxley Act of 2002 Section 404 internal control over financial reporting compliance;

•	stock exchange listing fees and transfer agent fees; and

•	directors and officers insurance.

As an independent public company, we will be responsible for these services and bear all of these expenses directly. The historical allocation of ADP’s expenses to us may be significantly less than the actual costs we will incur as an independent company. For the period from the date of Distribution to June 30, 2007, the Company incurred approximately $8.0 million in public company related expenses.

ACQUISITIONS AND DIVESTITURES

From time to time, we make acquisitions and divestitures for strategic reasons. In fiscal year 2005, we acquired the U.S. Clearing and BrokerDealer Services businesses of Bank of America Corporation for approximately $344.2 million, net of cash acquired. This acquisition resulted in the creation of our Clearing and Outsourcing Solutions segment which enables us to provide trade execution, clearing and settlement services, asset management, customer financing services, including margin lending, securities borrowing to facilitate customer short selling activity and operations outsourcing services for a variety of clearing and custody-related functions.

BORROWINGS

On March 29, 2007, the Company entered into a $1,190.0 million senior unsecured credit facility, consisting of a $440.0 million five-year term loan facility, a $500.0 million five-year revolving credit facility and a $250.0 million one-year revolving credit facility. On March 29, 2007, the Company borrowed $440.0 million under the five-year term loan facility and $250.0 million under the one-year revolving credit facility. The proceeds received in connection with the $690.0 million of borrowings were paid to ADP on March 30, 2007 as a dividend. These credit facilities are subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At June 30, 2007, the Company was in compliance with the financial covenants of this credit facility. On June 29, 2007, the Company repaid $70.0 million of the five-year term loan facility. The one-year revolving credit facility was cancelled upon repayment on May 29, 2007 with the net proceeds from the issuance of unsecured Senior Notes due June 2017 and cash. The Senior Notes are unsecured obligations of Broadridge and rank equally in right of payment with other unsecured and unsubordinated obligations of Broadridge. Please refer to Note 12 “Borrowings” to our Consolidated and Combined Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a more detailed discussion.

BASIS OF PRESENTATION

The Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These financial statements present the consolidated and combined financial position and results of operation of the Company as a separate, stand-alone entity subsequent to the Distribution, presented along with the historical operations of the brokerage services business on a combined basis which were operated as part of ADP prior to the Distribution. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under the cost and equity methods of accounting. The Company’s combined results of operations, financial position and cash flows for periods prior to the Distribution, may not be indicative of its future performance and do not necessarily reflect what its results of operations, financial position and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented, including changes in its operations and capitalization as a result of the separation from ADP. In particular, interest expense and corporate overhead costs will be higher than they were in the past. In addition, the Consolidated and Combined Statements of Earnings include a trademark royalty fee charged by ADP to the Company based on revenues for licensing fees associated with the use of the ADP trademark. As of March 30, 2007, such royalties are no longer charged to the Company.

In presenting the Consolidated and Combined Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated and Combined Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. The results of operations reported for the periods presented are not necessarily indicative of the results of operations for subsequent periods.

The Consolidated and Combined Financial Statements for periods prior to the Distribution include costs for facilities, functions and services used by the Company at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on usage. Following the separation from ADP, the Company performs these functions using internal resources or purchased services, certain of which are provided by ADP during a transitional period pursuant to the Transition Services Agreement. See Note 18 to the Consolidated and Combined Financial Statements for a detailed description of the Company’s transactions with ADP subsequent to the Distribution. The expenses allocated to the Company for these services are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and are believed to be reasonable. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed below.

Goodwill. We review the carrying value of all our goodwill in accordance with Financial Accounting Standards Board, (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, we utilize a discounted future cash flow approach using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the particular business’ weighted average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows, the weighted average cost of capital and the terminal value growth rate assumptions. The weighted average cost of capital takes into account the relative weights of each component of our consolidated capital structure (equity and debt). Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-range planning process. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. We had $480.2 million of goodwill as of June 30, 2007. Given the significance of our goodwill, an adverse change to the fair value could result in an impairment charge, which could be material to our earnings. A 10% change in our estimates of projected future operating cash flows, discount rates or terminal value growth rates used in our calculations of the fair values of the reporting units would have no impact on the reported value of our goodwill.

Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our financial statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our combined financial statements. As of June 30, 2007, we had estimated foreign net operating loss carryforwards of approximately $25.4 million of which $4.6 million expires in years 2009 through 2014, and $20.8 million which has an indefinite utilization period. In addition, we have estimated U.S. federal net operating loss carryforwards of a U.S. subsidiary which is not included in our consolidated tax return of approximately $0.5 million as of June 30, 2007 and U.S. federal net operating loss carryforwards of approximately $22.9 million which expire in 2023 through 2027. We have recorded valuation allowances of $21.9 million and $19.8 million at June 30, 2007 and 2006, respectively, because we do not believe that it is more likely than not that we will be able to utilize the deferred tax assets attributable to the net operating loss and capital loss carryforwards of certain subsidiaries to offset future taxable earnings.

Share-based Payments. SFAS No. 123R, “Share-Based Payment,” requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock options issued by using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Determining these assumptions are subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock options. Prior to July 1, 2005, ADP, our former parent company, followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Under APB No. 25, stock-based compensation expense was not recognized related to our stock option program and employee stock purchase plan, as all options granted under the stock option program had an exercise price equal to the market value of the underlying common stock on the date of grant and with respect to the employee stock purchase plan, the discount did not exceed fifteen percent. A hypothetical change of five percentage points applied to the volatility assumption used to determine the fair value of the fiscal year 2007 stock option grants would result in approximately a $0.4 million change in total pretax stock-based compensation expense for the fiscal year 2007 grants, which would be amortized over the five year graded vesting period. A hypothetical change of one year in the expected life assumption used to determine the fair value of the fiscal year 2007 stock option grants would result in approximately a $0.3 million change in the total pretax stock-based compensation expense for the fiscal year 2007 grants, which would be amortized over the five year graded vesting period. A hypothetical change of one percentage point in the forfeiture rate assumption used for the fiscal year 2007 stock option grants would result in approximately a $0.1 million change in the total pretax stock-based compensation expense for the fiscal year 2007 grants, which would be amortized over the five year graded vesting period. A hypothetical one-half percentage point change in the dividend yield assumption used to determine the fair value of the fiscal year 2007 stock option grants would result in approximately a $0.2 million change in the total pretax stock-based compensation expense for the fiscal year 2007 grants, which would be amortized over the five year graded vesting period.

RESULTS OF OPERATIONS

The following discussions of Analysis of Consolidated and Combined Operations and Analysis of Reportable Segments refers to the fiscal year ended June 30, 2007 compared to fiscal year ended 2006 and the fiscal year ended June 30, 2006 compared to fiscal year ended 2005. The Analysis of Consolidated and Combined Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Consolidated and Combined Results of Operations.

ANALYSIS OF CONSOLIDATED AND COMBINED OPERATIONS

Fiscal 2007 Compared to Fiscal 2006

The table below presents consolidated and combined statement of operations data for the fiscal years ended June 30 and the dollar and percentage changes between periods:

	Years Ended June 30,
	2007	2006	Change
			($)	(%)
	(in millions, except for per share amounts)
Net revenues	$2,137.9	$1,933.3	$204.6	10.6%

Cost of net revenues	1,588.1	1,433.0	155.1	10.8%
Selling, general and administrative expenses	216.7	195.9	20.8	10.6%
Other expenses, net	12.3	1.7	10.6	NM	*

Total expenses	1,817.1	1,630.6	186.5	11.4%

Earnings from continuing operations before provision for income taxes	320.8	302.7	18.1	6.0%
Margin	15.0%	15.7%		-0.7	pts
Provision for income taxes	123.7	122.2	1.5	1.2%
Effective tax rate	38.6%	40.4%		-1.8	pts

Net earnings from continuing operations	$197.1	$180.5	$16.6	9.2%

Basic and diluted earnings per share from continuing operations	$1.42	$1.30	$0.12	9.2%

*	Not Meaningful

Total Net Revenues. Our consolidated and combined net revenues for fiscal year 2007 were $2,137.9 million, an increase of $204.6 million or 10.6%, compared to $1,933.3 million for fiscal year 2006. The increase reflects net revenue growth in our three business segments, primarily driven by internal growth and to a lesser degree by net new business. Investor Communication Solutions net revenues increased $154.2 million, or 11.1%, Securities Processing Solutions net revenues increased $20.9 million, or 4.4% and Clearing and Outsourcing Solutions net revenues increased $13.2 million, or 16.4%. The growth in our net revenues was also favorably impacted by $6.5 million due to fluctuations in foreign currency exchange rates.

Total Expenses. Our consolidated and combined total expenses for fiscal year 2007 were $1,817.1 million, an increase of $186.5 million, or 11.4%, compared to $1,630.6 million for fiscal year 2006. The increase in our consolidated and combined total expenses reflects higher revenue generating service activity, as well as incremental public company expenses of $ 8.0 million and one-time transition costs of $14.0 million. Cost of net revenues increased by $155.1 million, or 10.8%, for fiscal year 2007, due to higher net revenues in our three business segments and one-time transition costs of $4.0 million. The increase was primarily attributable to higher cost of net revenues in our Investor Communications Solutions of $125.6 million, or 11.7%, of which $80.6 million represents an increase in distribution costs, Securities Processing Solutions of $8.9 million and in Clearing and Outsourcing Solutions of $0.6 million. Selling, general and administrative expenses increased by $20.8 million, or 10.6%. The increase reflects expenses incurred for the period from the date of Distribution to June 30, 2007 for $ 8.0 million in incremental public company expenses and one-time transition costs of $10.0 million. Other expenses, net increased $10.6 million due to interest expense associated with our borrowings.

Earnings from Continuing Operations before Provision for Income Taxes. Earnings from continuing operations before provision for income taxes for fiscal year 2007 were $320.8 million, an increase of $18.1 million, or 6.0%, compared to $302.7 million for fiscal year 2006 and are attributable to higher net revenues and expenses, as discussed above. Overall margin decreased from 15.7% to 15.0% for fiscal year 2007 as compared to fiscal year 2006. Excluding one-time transition costs of $14.0 million, fiscal year margin were flat when compared to fiscal year 2006.

Provision for Income Taxes. Our effective tax rate for fiscal year 2007 was 38.6%, compared to 40.4% for fiscal year 2006. The decrease in the effective tax rate is attributable to a favorable mix of income among tax jurisdictions, a lower effective U.S. state income tax rate and the impact of a decrease in the amount of operating losses for which there is no tax benefit for fiscal year 2007 compared to fiscal year 2006.

Net Earnings from Continuing Operations and Basic and Diluted Earnings per Share from Continuing Operations. Net earnings for fiscal year 2007 were $197.1 million, an increase of $16.6 million, or 9.2%, compared to $180.5 million for fiscal year 2006. The higher net earnings from continuing operations reflects increased net revenues, partially offset by increased expenses, and a lower effective tax rate, as described above. Basic and diluted EPS from continuing operations increased 9.2%, to $1.42 for fiscal year 2007.

Fiscal Year 2006 Compared to Fiscal Year 2005

The table below presents combined statement of operations data for the fiscal years ended June 30, the dollar and percentage changes between periods:

	Years Ended June 30,
	2006	2005	Change
			($)	(%)
	(in millions, except for per share amounts)
Net revenues	$1,933.3	$1,717.1	$216.2	12.6%

Cost of net revenues	1,433.0	1,273.2	159.8	12.6%
Selling, general and administrative expenses	195.9	168.5	27.4	16.3%
Other expenses, net	1.7	1.5	0.2	13.3%

Total expenses	1,630.6	1,443.2	187.4	13.0%

Earnings from continuing operations before provision for income taxes	302.7	273.9	28.8	10.5%
Margin	15.7%	16.0%		-0.3	pts
Provision for income taxes	122.2	107.5	14.7	13.7%

Effective tax rate	40.4%	39.3%		1.1	pts
Net earnings from continuing operations	$180.5	$166.4	$14.1	8.5%

Basic and diluted earnings per share from continuing operations	$1.30	$1.20	$0.10	8.3%

Total Net Revenues. Our combined net revenues for fiscal year 2006 were $1,933.3 million, an increase of $216.2 million, or 12.6%, compared to $1,717.1 million in fiscal year 2005. The increase was due to higher net revenues in Investor Communication Solutions of $175.9 million, or 14.5%, an increase in Securities Processing Solutions of $14.8 million, or 3.2%, and an increase in Clearing and Outsourcing Solutions of $19.1 million, or 31.1%. Our net revenue growth was also favorably impacted by $9.1 million due to fluctuations in foreign currency exchange rates.

Total Expenses. Our combined total expenses for fiscal year 2006 were $1,630.6 million, an increase of $187.4 million, or 13.0%, compared to $1,443.2 million for fiscal year 2005. The increase in our combined total expenses was due to the inclusion of stock-based compensation expenses in our results of operations in fiscal year 2005 associated with the adoption of SFAS No. 123(R) and increased cost of net revenues related to higher revenue-generating service activity. Total stock-based compensation expense included in continuing operations increased $22.4 million, to $24.6 million, in fiscal year 2006 from $2.2 million in fiscal year 2005 due to the recording of expenses for our stock option program and employee stock purchase plan. Cost of net revenues for fiscal year 2006 increased by $159.8 million, or 12.6% due to increases in net revenues in our three business segments and higher stock-based compensation of $14.8 million. The increase in cost of net revenues was mostly attributable to higher Investor Communication Solutions cost of net revenues of $132.6 million, or 14.1%, of which $78.8 million represented distribution costs, an increase in the Securities Processing Solutions cost of net revenues of $9.2 million, or 3.3%, and the increase in the Clearing and Outsourcing Solutions cost of net revenues of $16.3 million, or 25.1%. Selling, general and administrative expenses increased by $27.4 million, or 16.3%, due to the increase in stock-based compensation expense of $7.6 million in fiscal year 2006, and higher compensation costs associated with our continued investment in our sales personnel to drive revenue growth.

Earnings from Continuing Operations before Provision for Income Taxes. Earnings from continuing operations before provision for income taxes for fiscal year 2006 were $302.7 million, an increase of $28.8 million, or 10.5%, compared to $273.9 million during fiscal year 2005 due to the higher net revenues, as discussed above. Overall margin decreased by 0.3 percentage points to 15.7%. Although we were able to leverage our expense levels with the increasing revenues and thereby improve margins on our services, these improved margins were offset by the increase in our stock compensation expenses of $22.4 million due to the recording of stock-based compensation expense associated with our stock option program and employee stock purchase plan during fiscal year 2006.

Provision for Income Taxes. Our effective tax rate for fiscal year 2006 was 40.4%, as compared to 39.3% for fiscal year 2005. The increase in the effective tax rate was attributable to the expensing of non-deductible components of stock-based compensation programs and a favorable tax settlement for fiscal year 2005, partially offset by the impact of a decrease in the amount of operating losses for which no tax benefit is provided for fiscal year 2006 compared to fiscal year 2005.

Net Earnings from Continuing Operation and Basic and Diluted Earnings per Share. Net earnings from continuing operations during fiscal year 2006 were $180.5 million, an increase of $14.1 million, or 8.5%, compared to $166.4 million during fiscal year 2005. The increase in net earnings from continuing operations was due to higher net revenues, partially offset by the additional expense associated with stock-based compensation and a higher effective tax rate, as described above. Basic and diluted EPS from continuing operations increased 8.3%, to $1.30 for fiscal year 2006.

ANALYSIS OF REPORTABLE SEGMENTS

Investor Communication Solutions, Securities Processing Solutions and Clearing and Outsourcing Solutions are the Company’s reportable segments. The primary components of “Other” are the elimination of inter-segment revenues and profits, certain unallocated expenses and interest expense. Foreign exchange differences are a reconciling item between the actual foreign exchange rates and fiscal year 2007 budgeted foreign exchange rates. Reportable segment net revenues and earnings from continuing operations before provision for income taxes for prior years have been adjusted to reflect updated fiscal year 2007 budgeted foreign exchange rates for fiscal years 2006 and 2005. This adjustment is eliminated in consolidation and as such represents a reconciling difference to net revenues and earnings from continuing operations before provision for income taxes.

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

Processing and distributing proxy materials and annual reports to investors in equity securities and mutual funds comprises a large portion of our Investor Communication Solutions business. We process and distribute the greatest number of proxy materials and annual reports during our fourth fiscal quarter (the second quarter of the calendar year). The recurring periodic activity of this business is linked to significant filing deadlines imposed by law on public reporting companies and mutual funds. Historically this has caused our revenue, operating income, net income and cash flows from operating activities to be higher in our fourth fiscal quarter than in any other quarter. The seasonality of our revenue makes it difficult to estimate future operating results based on the results of any specific quarter and could affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis.

Net Revenues

	Years Ended June 30,			Change
				2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%
				(in millions)
Investor Communication Solutions	$1,545.4	$1,391.2	$1,215.3	$154.2	11.1%	$175.9	14.5%
Securities Processing Solutions	497.1	476.2	461.4	20.9	4.4%	14.8	3.2%
Clearing and Outsourcing Solutions	93.8	80.6	61.5	13.2	16.4%	19.1	31.1%
Other	(7.0)	(16.8)	(14.1)	9.8	58.3%	(2.7)	-19.1%
Reconciling item:
Foreign exchange	8.6	2.1	(7.0)	6.5	NM *	9.1	ND **

Total net revenues	$2,137.9	$1,933.3	$1,717.1	$204.6	10.6%	$216.2	12.6%

*	Not Meaningful
**	Not Determinable

Earnings from Continuing Operations before Provision for Income Taxes

	Years Ended June 30,			Change
				2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%
				(in millions)
Investor Communication Solutions	$226.7	$204.9	$176.3	$21.8	10.6%	$28.6	16.2%
Securities Processing Solutions	139.7	129.7	128.8	10.0	7.7%	0.9	0.7%
Clearing and Outsourcing Solutions	(11.9)	(25.0)	(20.7)	13.1	52.4%	(4.3)	-20.8%
Other	(36.4)	(8.0)	(7.2)	(28.4)	NM *	(0.8)	-11.1%
Reconciling item:
Foreign exchange	2.7	1.1	(3.3)	1.6	145.5%	4.4	ND **

Earnings from continuing operations before provision for income taxes	$320.8	$302.7	$273.9	$18.1	6.0%	$28.8	10.5%

*	Not Meaningful
**	Not Determinable

Investor Communication Solutions

Fiscal Year 2007 Compared to Fiscal Year 2006

Net Revenues. Investor Communication Solutions’ net revenues for fiscal year 2007 were $1,545.4 million, an increase of $154.2 million, or 11.1%, compared to $1,391.2 million for fiscal year 2006. Contributing to the 11.1% revenue increase were internal growth of 10.9% and acquisitions of 0.7%, partially offset by net new business losses of 0.5%. Fiscal year 2007 net revenues from our proxy and interim communications services grew primarily due to higher event-driven activity related to equity mergers/contest and mutual fund proxies and interim communications. Our fulfillment services and transaction reporting services revenues increased due to higher volumes processed from our existing client base and acquisitions. Other communication services growth is attributable to nonrecurring activity related to corporate actions distributions driven by internal growth. Distribution revenue was $817.1 million for fiscal year 2007, an increase of 12.5%, compared to $726.4 million for fiscal year 2006. The increase in distribution revenue was driven by higher volumes and to lesser extent, higher rates due to an increase in the United States Postal Services postage rates. Our number of pieces processed increased 11.4% from 1,047.0 million pieces in fiscal year 2006 to 1,166.8 million pieces for fiscal year 2007. Stock record growth, which is a measure of how many stockholders own a security compared to the prior year and a key factor in the number of pieces processed, was 0% in fiscal year 2007.

Earnings from Continuing Operations before Provision for Income Taxes. Earnings from continuing operations before provision for income taxes for fiscal year 2007 were $226.7 million, an increase of $21.8 million, or 10.6%, compared to $204.9 million for fiscal year 2006. Margin was 14.7%, the same as fiscal year 2006.

Fiscal Year 2006 Compared to Fiscal Year 2005

Net Revenues. Investor Communication Solutions’ net revenues for fiscal year 2006 were $1,391.2 million, an increase of $175.9 million, or 14.5%, compared to $1,215.3 million for fiscal year 2005. Contributing to the 14.5% revenue growth were internal growth of 10.9% and new business growth of 3.6%. The increase in fiscal year 2006 proxy and interim communications activity resulted from higher mutual fund meeting activity and other required mutual fund communications. Our fulfillment services revenues increased due to higher volume from our existing client base. Our transaction reporting services revenues increased due to new business growth in our monthly statement and trade confirmation services. Other communication services growth reflects increased print pass-through services. Distribution revenue was $726.4 million for fiscal year 2006, an increase of $80.6 million or 12.5%, compared to $645.8 million for fiscal year 2005. The increase was due to higher volumes of our proxy and interim communications services revenues. The number of pieces processed increased 5.3%, from 994.6 million pieces for fiscal year 2005 to 1,047.0 million pieces for fiscal year 2006. Stock record growth increased 4% in fiscal year 2006.

Earnings from Continuing Operations before Provision for Income Taxes. Earnings from continuing operations before provision for income taxes for fiscal year 2006 were $204.9 million, an increase of $28.6 million, or 16.2%, compared to $176.3 million for fiscal year 2005. The increase was primarily due to the revenue growth in our investor communication activities. Additionally, earnings from continuing operations before provision for income taxes were favorably affected by our overall cost containment measures.

Securities Processing Solutions

Fiscal Year 2007 Compared to Fiscal Year 2006

Net Revenues. Securities Processing Solutions’ net revenues for fiscal year 2007 were $497.1 million, an increase of $20.9 million, or 4.4%, compared to $476.2 million for fiscal year 2006. The increase was due to $6.4 million in internal growth from our existing client base in both our domestic equity and fixed income trade processing and $14.5 million in net new business.

Earnings from Continuing Operations before Provision for Income Taxes. Earnings from continuing operations before provision for income taxes for fiscal year 2007 were $139.7 million, an increase of $10.0 million, or 7.7%, compared to $129.7 million for fiscal year 2006. The margin increase of 0.9 percentage points was attributable to favorable product mix, partially offset by the change in methodology, beginning in January 2007, for charging the Clearing and Outsourcing Solutions segment for services provided by the Securities Processing Solutions at cost.

Fiscal Year 2006 Compared to Fiscal Year 2005

Net Revenues. Securities Processing Solutions’ net revenues for fiscal year 2006 were $476.2 million, an increase of $14.8 million, or 3.2%, compared to $461.4 million for fiscal year 2005. The increase was primarily due to internal growth from our existing client base in Canada of $9.5 million and new business growth of $18.9 million, partially offset by losses of $15.8 million due to industry consolidation and compression of trading activity.

Earnings from Continuing Operations before Provision for Income Taxes. Earnings from continuing operations before provision for income taxes for fiscal year 2006 were $129.7 million, an increase of $0.9 million, or 0.7%, compared to $128.8 million for fiscal year 2005. This increase was due to higher revenues as discussed above, partially offset by higher expenses as a result of the timing of new client implementation activities.

Clearing and Outsourcing Solutions

Fiscal Year 2007 Compared to Fiscal Year 2006

Net Revenues. Clearing and Outsourcing Solutions’ net revenues were $93.8 million for fiscal year 2007, an increase of $13.2 million, or 16.4%, compared to $80.6 million for fiscal year 2006. The increase in net revenues was primarily due to new outsourcing business of $6.7 million and higher net interest income of $5.4 million, as average margin balances for fiscal year 2007 were $687.7 million as compared with $617.0 million for fiscal year 2006. The average number of trades cleared per day for fiscal year 2007 was 33,600 as compared with 20,000 for fiscal year 2006.

Loss from Continuing Operations before Provision for Income Taxes. Loss from continuing operations before provision for income taxes was $11.9 million for fiscal year 2007, a decrease of $13.1 million, or 52.4%, compared to a loss of $25.0 million for fiscal year 2006. The improvement was primarily due to higher net revenues, as expenses of $105.7 million were comparable to fiscal year 2006 due to scalability.

Beginning in January 2007, the Company changed its methodology for charging the Clearing and Outsourcing Solutions segment for services provided by the Company’s other segments. The Clearing and Outsourcing Solutions segment is charged for services based on the other segments’ cost of providing such services. Prior to January 2007, the Clearing and Outsourcing Solutions segment was billed for these services on a mark-up basis with the other segments recording revenue for the amount of these billings. The following table summarizes the amounts charged to the Clearing and Outsourcing Solutions segment by the Company’s other segments for the fiscal years 2007 and 2006. The amounts billed by the other segments and recorded as cost of net revenues by the Clearing and Outsourcing Solutions segment were as follows:

	Years Ended June 30,
	2007	2006	Change
			($)	(%)
	(in millions)
Investor Communication Solutions	$3.4	$4.5	$(1.1)	-24.4%
Securities Processing Solutions	8.1	12.4	(4.3)	-34.7%

Total expenses	$11.5	$16.9	$(5.4)	-32.0%

Fiscal Year 2006 Compared to Fiscal Year 2005

Net Revenues. Clearing and Outsourcing Solutions’ net revenues were $80.6 million for fiscal year 2006, an increase of $19.1 million, or 31.1%, compared to $61.5 million for the period from its acquisition date of November 1, 2004 through June 30, 2005. Fiscal year 2006 net revenues decreased as compared with annualized fiscal year 2005 net revenues due to the de-conversion of two correspondent clearing clients during fiscal year 2005, partially offset by the increase from new business growth of $16.0 million in outsourcing activity in fiscal year 2006. Average margin balances were $617.0 million during fiscal year 2006 and $955.0 million during the period from its acquisition date of November 1, 2004 through June 30, 2005. The average number of trades cleared per day during fiscal year 2006 was 20,000 trades as compared with 23,000 trades for the period from its acquisition date of November 1, 2004 through June 30, 2005.

Loss from Continuing Operations before Provision for Income Taxes. Loss from continuing operations before provision for income taxes was $25.0 million for fiscal year 2006 as compared with $20.7 million for the period from its acquisition date of November 1, 2004 through June 30, 2005. The loss for fiscal year 2006 was lower than the annualized loss from the eight months of fiscal year 2005 due to the efforts to reduce operational costs in order to align the cost structure of the business to current revenue levels. The decrease was primarily due to continued integration and transition expenses, which decreased in the second half of fiscal year 2006, compared to the second half of fiscal year 2005, and higher compensation costs to support the start up of new Clearing and Outsourcing Solutions’ clients.

Other

The primary components of “Other” net revenues are the elimination of inter-segment revenues. The primary components of “Other” earnings from continuing operations before provision for income taxes are certain unallocated expenses and other expenses, net. Total other expenses, net were $36.4 million for fiscal year 2007, an increase of $28.4 million compared to fiscal year 2006. The increase reflects $10.6 million in interest expense associated with our borrowings and one-time transition costs of $14.0 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, cash and cash equivalents were $88.6 million and Stockholders’ Equity was $531.1 million. At June 30, 2007, working capital was $531.4 million compared to $415.6 million at June 30, 2006.

On March 29, 2007, the Company entered into a $1,190.0 million credit facility, consisting of a $440.0 million five-year term loan, a $500.0 million five-year revolving credit facility and a $250.0 million one-year revolving credit facility. On March 29, 2007, the Company drew down fully on the $440.0 million five-year term loan facility and the $250.0 million one-year revolving credit facility. The proceeds received in connection with the $690.0 million of borrowings were paid to ADP on March 30, 2007 as a dividend. On June 29, 2007, the Company repaid $70.0 million of the five-year term loan facility. The one-year revolving credit facility was cancelled upon repayment on May 29, 2007 with the net proceeds from the issuance of unsecured Senior Notes due June 2017 and cash. The terms of the Notes are governed by an indenture, dated as of May 29, 2007, by and between Broadridge and U.S. Bank National Association. The Senior Notes are unsecured obligations of Broadridge and rank equally in right of payment with other unsecured and unsubordinated obligations of Broadridge. Interest is payable semiannually on June 1 and December 1 each year based on a fixed per annum rate equal to 6.125%.

Based upon current and anticipated levels of operation, we believe that our cash on hand and cash flow from operations, combined with borrowings available under the credit facility, will be sufficient to enable us to meet our current and anticipated cash operating requirements, capital expenditures and working capital needs. Please refer to Note 13 “Regulatory Requirements” to our Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K and the discussion of cash flows used in financing activities in the following section for further discussion of our financing activities.

Cash Flows

The cash flows from operating and financing activities for our Clearing and Outsourcing Solutions segment differ from that of our other businesses. Broker-dealer and customer margin activities and transactions require the Company to obtain financing from both internal and external sources. Additionally, regulations associated with the broker-dealer industry require cash or securities to be segregated for the exclusive benefit of customers in certain circumstances based on regulatory calculations driven by customers’ balances. As a result, management analyzes cash flows provided from operating and financing activities of the Clearing and Outsourcing Solutions segment separately from all other businesses.

Net cash flows (used in) provided by operating activities were as follows:

	Years Ended June 30,
	2007	2006	Change
			($)	(%)
	(in millions)
Net cash flows provided by operating activities for all business excluding the Clearing and Outsourcing Solutions Segment	$298.2	$305.4	$(7.2)	-2.4%
Net cash flows (used in) provided by operating activities for the Clearing and Outsourcing Solutions Segment	(137.7)	120.7	(258.4)	NM *

Net cash flows provided by operating activities, as reported	$160.5	$426.1	$(265.6)	-62.3%

*	Not Meaningful

Net cash flows provided by operating activities for all businesses, excluding the Clearing and Outsourcing Solutions segment, were $298.2 million for fiscal year 2007, a decrease of $7.2 million, compared to $305.4 million for fiscal year 2006. The decrease in operating cash flows was primarily attributable to higher trade accounts receivable, partially offset by an increase in accrued expenses. Net cash flows used in operating activities for the Clearing and Outsourcing Solutions segment were $137.7 million for fiscal year 2007 compared to cash flows provided by operating activities of $120.7 million for fiscal year 2006. At June 30, 2005, the Clearing and Outsourcing Solutions segment had a regulatory deposit reserve requirement of $176.8 million, which was released the following week, resulting in a cash inflow of $176.8 million. There was no similar reserve at June 30, 2006. During fiscal year 2007, receivables from customers and broker-dealers, primarily in the form of margin loans, increased $291.6 million. Such loans were partially funded with additional cash from customer and broker-dealer accounts which increased $218.8 million. Net cash outflows for fiscal year 2007 from these transactions were $72.8 million. The remaining increase in margin loans was funded with external financing, as described below. Additionally, at June 30, 2007, the Clearing and Outsourcing Solutions segment had a regulatory deposit reserve of $25.9 million, which resulted in a cash outflow of $25.9 million. Subsequent to June 30, 2007, that reserve was released.

Net cash flows used in investing activities were as follows:

	Years Ended June 30,
	2007	2006	Change
			($)	(%)
	(in millions)
Net cash flows used in investing activities for all business excluding the Clearing and Outsourcing Solutions Segment	$(37.2)	$(18.2)	$(19.0)	-104.4%
Net cash flows used in investing activities for the Clearing and Outsourcing Solutions Segment	(0.7)	(2.6)	1.9	73.1%

Net cash flows used in investing activities, as reported	$(37.9)	$(20.8)	$(17.1)	-82.2%

Net cash flows used in investing activities for all businesses for fiscal year 2007 totaled $37.9 million compared to $20.8 million for the comparable period in the prior year. This decrease was primarily due to net proceeds of $12.4 million received from Bank of America related to the acquisition of its U.S. Clearing and Broker-Dealer Services division and proceeds from the sale of the Company’s Investor Communication Solutions financial print business of $7.5 million in fiscal year 2006, partially offset by lower capital expenditures in fiscal year 2007 of $2.8 million.

Net cash flows used in financing activities were as follows:

	Years Ended June 30,
	2007	2006	Change
			($)	(%)
		(in millions)
Net cash flows used in financing activities for all business excluding the Clearing and Outsourcing Solutions Segment	$(212.9)	$(276.4)	$63.5	23.0%
Net cash flows provided by (used in) financing activities for the Clearing and Outsourcing Solutions Segment	128.9	(111.5)	240.4	ND *

Net cash flows used in financing activities, as reported	$(84.0)	$(387.9)	$303.9	78.3%

*	Not Determinable

Net cash flows used in financing activities for all businesses, excluding the Clearing and Outsourcing Solutions segment, were $212.9 million for fiscal year 2007, an increase of $63.5 million, compared to $276.4 million for fiscal year 2006. This improvement was attributable to net proceeds the Company received in connection with its offering of the Senior Notes and net proceeds from its credit facilities, partially offset by payments to our former ADP affiliated companies. Net cash flows provided by financing activities for the Clearing and Outsourcing Solutions segment were $128.9 million for the fiscal year 2007 compared to cash flows used in financing activities of $111.5 million for fiscal year 2006. The $128.9 million provided in fiscal year 2007 was utilized to fund customer and non-customer margin activity, as well as regulatory deposit reserves, as described above. The $111.5 million usage for fiscal year 2006 includes a net return of $116.0 million previously borrowed from ADP, which was used to fund the $176.8 million reserve described above.

Income Taxes

Prior to the Distribution, the Company’s taxable income was included in separate income tax returns filed with the appropriate taxing jurisdictions, except for U.S. federal and certain state and foreign jurisdictions in which the Company’s taxable income is included in the income tax returns of ADP or an ADP affiliate. Subsequent to the Distribution, the Company files its own U.S. federal, state and foreign returns.

The provision for income taxes is computed as if the Company filed on a combined stand-alone or separate tax return basis, as applicable. The provision for income taxes does not reflect the Company’s inclusion in the tax returns of ADP or an ADP affiliate. Certain income taxes of the Company were paid by ADP or an ADP affiliate on behalf of the Company. The payment of income taxes by ADP or an ADP affiliate on behalf of the Company is recorded within ADP’s Net Investment on the Consolidated and Combined Balance Sheets.

The Company, headquartered in the United States of America, is routinely examined by the U.S. Internal Revenue Service (the “IRS”) as part of the IRS U.S. federal income tax audit of ADP and is also routinely examined by the tax authorities in the U.S. states and foreign countries in which it conducts business. The tax years under audit examination vary by tax jurisdiction. With respect to U.S. federal income taxes, the Company was a member of the ADP U.S. federal income tax consolidated group through March 30, 2007. As a member of the ADP U.S. federal income tax consolidation, the Company is included in any IRS examination of ADP for periods up to and including March 30, 2007. ADP and the Company are currently under IRS audit for the years ended June 30, 1998 through the year ended June 30, 2002 which is expected to be substantially completed in fiscal year 2008. In addition, the IRS is conducting an examination of fiscal year 2003 through 2007. As a member of the ADP U.S. federal income tax consolidated group and pursuant to a tax allocation agreement between the Company and ADP, the U.S. federal income tax payable of the Company for the period ended March 30, 2007, will be assumed by ADP. In addition, any items of income or expense successfully challenged by the IRS attributable to the business operations of the Company for tax periods ended March 30, 2007 or earlier, will be tax liabilities assumed by ADP. Correspondingly, any items of income or expense attributable to the business operations of the Company for tax periods ended March 30, 2007 or earlier, which are settled favorably with the IRS by ADP will remain with ADP. Accordingly, the Company has not established any tax reserves or tax assets with respect to U.S. federal income taxes for the tax period ended March 30, 2007.

The tax allocation agreement between the Company and ADP also extends to the Company’s U.S. state income tax and most foreign income tax liabilities and tax assets. Thus, for any foreign or U.S. state income tax liabilities or tax assets relating to tax periods ended March 30, 2007 or earlier attributable to the Company’s business operations, depending on the tax jurisdiction, ADP will either make payments directly to the appropriate tax authorities or reimburse the Company for tax payments the Company made to the tax authorities that related to tax liabilities subject to the tax allocation agreement to the extent that such tax liabilities are in excess of amounts provided for in respect of such income taxes on the Consolidated and Combined Balance Sheet of the Company including the Notes thereto, as of June 30, 2007. Similarly, to the extent that there are any tax refunds attributable to the Company’s business operations in a particular tax jurisdiction for the period ended March 30, 2007 or earlier, ADP will either receive such refund directly from the appropriate tax authorities or receive reimbursement from the Company for the refund received by the Company that is subject to the tax allocation agreement.

The Company regularly considers the likelihood of assessments in each of the jurisdictions resulting from examinations. To the extent the Company determines it has potential tax assessment in particular tax jurisdictions and that such assessments are not covered by the tax allocation agreement, the Company has established tax reserves which it believes are adequate in relation to the potential assessments. Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or the statute of limitations for the relevant taxing authority to examine the tax position has expired. The resolution of tax matters should not have a material effect on the combined financial condition of the Company, on the Company’s Consolidated Statements of Earnings for a particular future period or on the Company’s effective tax rate.

Defined Benefit Pension Plans

Prior to the spin-off, certain employees of the Company were covered by ADP’s domestic defined benefit plans. In addition, certain employees of the Company were part of ADP’s Supplemental Officer Retirement Plan (“ADP SORP”). The ADP SORP is a defined benefit plan pursuant to which ADP will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. Liabilities and assets related to these plans remain with ADP. Domestic pension expense allocated to the Company for the years ended June 30, 2007, 2006 and 2005 was $3.5 million, $3.0 million and $2.3 million, respectively. ADP SORP expense allocated to the Company for the years ended June 30, 2007, 2006 and 2005 was $0.2 million, $0.5 million and $0.3 million, respectively.

The Company’s Board of Directors approved a Broadridge sponsored Supplemental Officer Retirement Plan (“Broadridge SORP”). The Broadridge SORP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. The amount charged to expense for the Broadridge SORP was $0.2 million in the year ended June 30, 2007. Broadridge does not sponsor any other defined benefit plans. Broadridge management believes the ADP SORP and the Broadridge SORP are not material to the Company’s Consolidated and Combined Financial Statements.

Contractual Obligations

The following table summarizes our contractual obligations to third parties as of June 30, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in millions)
Long-term debt (1)	$617.7	$—	$—	$370.0	$247.7
Short-term borrowings(2)	109.2	109.2	—	—	—
Operating lease and software licenses(3)	162.9	41.2	104.5	17.2	—
Purchase obligations(4)	477.8	101.3	376.5	—	—

Total	$1,367.6	$251.7	$481.0	$387.2	$247.7

(1)	These amounts represent the principal repayments of long-term debt and are included on our Consolidated and Combined Balance Sheets. As of June 30, 2007, we had $617.7 million of outstanding debt consisting of $370.0 million of a term loan facility and $247.7 million in Senior Notes. See Notes 12 and 13 to our Consolidated and Combined Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for additional information about our debt and related matters. Excludes future cash payments related to interest expense as the term loan facility is variable rate and the interest payments will ultimately be determined by the rates in effect during each period.

(2)	Short-term borrowings include a loan payable under an unsecured, uncommitted overnight bank credit facility. Excludes payments related to interest. See Note 12 to our Consolidated and Combined Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for additional information.
(3)	Included in these amounts are various facilities and equipment leases and software license agreements. We enter into operating leases in the normal course of business relating to facilities and equipment, as well as the licensing of software. The majority of our lease agreements have fixed payment terms based on the passage of time. Certain facility and equipment leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices. Our future operating lease obligations could change if we exit certain contracts and if we enter into additional operating lease agreements.
(4)	Purchase obligations primarily relate to payments to ADP related to a data center outsourcing services agreement entered into prior to Distribution and purchase and maintenance agreements on our software, equipment and other assets. See Note 18 to our Consolidated and Combined Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for additional information.

Related Party Transactions

Prior to our separation from ADP, the Company entered into a transition services agreement with ADP to provide for an orderly transition to being an independent company. Among the principal services to be provided to us by ADP are operational and administrative infrastructure-related services such as accounts payable processing, procurement support and human resources administrative services. The agreement will expire and services under it will cease on March 30, 2008 or sooner in the event the Company no longer requires such services. For the period from the date of Distribution to June 30, 2007, the Company recorded $0.4 million of expenses in the Consolidated and Combined Statements of Income related to these services.

ADP and the Company entered into a number of commercial service agreements pursuant to which ADP and the Company are providing services to each other. Services provided by ADP to the Company include human resources, payroll and benefits administration services provided by ADP in the ordinary course of its business to third party entities on terms and conditions management believes will be similar to those the Company could obtain from other providers of these services. For the period from the date of Distribution to June 30, 2007, the Company recorded $0.5 million of expenses in the Consolidated and Combined Statements of Income related to these agreements. Services provided by the Company to ADP include providing fulfillment and other services that the Company provides in the ordinary course of its business to third parties on terms and conditions it believes will be similar to those available to other third parties. For the period from the date of Distribution to June 30, 2007, the Company recorded $4.4 million of revenue in the Consolidated and Combined Statements of Income related to these agreements.

The Company entered into a data center outsourcing services agreement with ADP prior to the Distribution under which ADP provides the Company with data center services consistent with the services provided to the Company immediately prior to the Distribution, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the period from the date of Distribution to June 30, 2007, the Company recorded $27.5 million of expenses in the Consolidated and Combined Statements of Earnings related to this agreement.

Other Commercial Commitments

At June 30, 2007, Ridge had a loan payable of $109.2 million under an unsecured, uncommitted overnight bank credit facility. Borrowings on this credit facility bear interest at the effective federal funds rate plus 37.5 basis points.

In addition, immediately prior to the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest LIBOR plus 250 basis points. As of June 30, 2007, there were no outstanding borrowings under these lines of credit.

Significant Non-Cash Transactions

On July 1, 2006 the Company transferred at net book value $3.0 million of equipment and $21.0 million of software and software licenses to ADP. This transfer was related to the consolidation of our data center with ADP’s data center.

Off Balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at June 30, 2007. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2 “Summary of Significant Accounting Policies – Q. Recently Issued Accounting Pronouncements” to our Consolidated and Combined Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a discussion on the impact of the adoption of new accounting pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company provides guarantees to securities clearinghouses and exchanges. Under the standard membership agreement, members are required to guarantee the performance of the other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearinghouse, the other members would be required to meet any shortfalls. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried on the Consolidated and Combined Balance Sheets for these transactions.

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

The Company may be exposed to a risk of loss not reflected in the Consolidated and Combined Balance Sheets for securities sold, not yet purchased, should the value of such securities rise. The securities lending activities of the Company’s Clearing and Outsourcing Solutions segment require the Company to pledge securities as collateral. In the event the counterparty is unable to meet its contractual obligation, the Company may be exposed to off-balance sheet risk of acquiring securities at prevailing market prices. The Company monitors the credit standing of counterparties with whom it conducts business. Risk is further controlled by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral level in the event of excess market exposure or instituting securities buy-in procedures when required.

As of June 30, 2007, $370.0 million of our total $726.9 million in debt outstanding is based on floating interest rates. Our term loan facility had a balance outstanding of $370.0 million as of June 30, 2007. The interest rate is based on LIBOR plus 40 to 90 basis points based on our debt rating at the time of borrowing. The average interest rate was 5.84% in fiscal year 2007.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Broadridge Financial Solutions, Inc.

Two Journal Square Plaza

Jersey City, New Jersey 07306

We have audited the accompanying consolidated and combined balance sheets of Broadridge Financial Solutions, Inc. (the “Company”) as of June 30, 2007 and 2006, and the related consolidated and combined statements of earnings stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Broadridge Financial Solutions, Inc. as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the Consolidated and Combined Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” as revised, effective July 1, 2005.

/S/ DELOITTE & TOUCHE LLP

New York, New York August 22, 2007

Broadridge Financial Solutions, Inc.

Consolidated and Combined Statements of Earnings

(In millions, except per share amounts)

	Years ended June 30,
	2007	2006	2005
Revenues:
Services revenues	$2,078.7	$1,876.8	$1,672.5
Other	84.0	72.7	54.2

Total revenues	2,162.7	1,949.5	1,726.7
Interest expense from securities operations	24.8	16.2	9.6

Net revenues	2,137.9	1,933.3	1,717.1

Cost of net revenues	1,588.1	1,433.0	1,273.2
Selling, general and administrative expenses	216.7	195.9	168.5
Other expenses, net	12.3	1.7	1.5

	1,817.1	1,630.6	1,443.2

Earnings from continuing operations before income taxes	320.8	302.7	273.9
Provision for income taxes	123.7	122.2	107.5

Net earnings from continuing operations	197.1	180.5	166.4
Loss from discontinued operations, net of benefit for income taxes of $8.8 and $0.4 for the two years ended June 30, 2006 and 2005, respectively	—	(13.8)	(1.0)

Net earnings	$197.1	$166.7	$165.4

Basic earnings per share:
Basic earnings per share from continuing operations	$1.42	$1.30	$1.20
Basic earnings per share from discontinued operations	—	(0.10)	(0.01)

Basic earnings per share	$1.42	$1.20	$1.19

Diluted earnings per share:
Diluted earnings per share from continuing operations	$1.42	$1.30	$1.20
Diluted earnings per share from discontinued operations	—	(0.10)	(0.01)

Diluted earnings per share	$1.42	$1.20	$1.19

Weighted-average shares outstanding:
Basic	138.8	138.8	138.8
Diluted	139.0	138.8	138.8

See notes to consolidated and combined financial statements.

Broadridge Financial Solutions, Inc.

Consolidated and Combined Balance Sheets

(In millions, except per share amounts)

	June 30, 2007	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$88.6	$50.1
Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	66.4	40.3
Accounts receivable, net of allowance for doubtful accounts of $2.6 and $3.1, respectively	502.7	404.2
Securities clearing receivables, net of allowance for doubtful accounts of $2.1 and $2.7, respectively	1,241.2	836.8
Other current assets	61.1	74.5

Total current assets	1,960.0	1,405.9
Property, plant and equipment, net	77.4	80.7
Other non-current assets	129.2	111.3
Goodwill	480.2	480.4
Intangible assets, net	31.4	56.4

Total assets	$2,678.2	$2,134.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$91.5	$78.4
Accrued expenses and other current liabilities	287.9	172.9
Securities clearing payables	915.4	613.6
Deferred revenues	24.6	9.5
Notes payable to former ADP affiliated parties	—	115.9
Short-term borrowings	109.2	—

Total current liabilities	1,428.6	990.3
Long-term debt	617.7	—
Other non-current liabilities	61.0	59.4
Deferred revenues	39.8	41.8

Total liabilities	2,147.1	1,091.5

Commitments and contingencies (Note 17)

Stockholders’ equity:
Parent company’s net investment	—	998.0
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $.01 par value: Authorized, 650.0 shares; issued, 139.3 shares at June 30, 2007	1.4	—
Additional paid-in capital	412.9	—
Retained earnings	90.3	—
Treasury stock – at cost	(0.1)	—
Accumulated other comprehensive income	26.6	45.2

Total stockholders’ equity	531.1	1,043.2

Total liabilities and stockholders’ equity	$2,678.2	$2,134.7

See notes to consolidated and combined financial statements.

Broadridge Financial Solutions, Inc.

Consolidated and Combined Statements of Cash Flows

(In millions)

	Years ended June 30,
	2007	2006	2005
Cash Flows From Operating Activities
Net earnings	$197.1	$166.7	$165.4
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	39.6	48.2	45.6
Amortization of other assets	22.9	26.1	23.5
Deferred income taxes	6.1	36.3	3.5
Stock-based compensation expense	24.3	24.6	2.2
Impairment of assets from discontinued operations business	—	18.6	—
Gain on sale of discontinued operations, net of tax	—	—	1.3
Other	3.5	4.2	4.2
Operating activities of discontinued operations	—	1.7	(4.1)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Current assets and liabilities:
Increase in accounts receivable	(99.2)	(24.5)	(70.9)
Decrease in other current assets	6.6	1.9	52.0
Increase in accounts payable	13.2	8.7	18.2
Increase in accrued expenses and other current liabilities	94.0	2.4	23.9
Increase (decrease) in deferred revenues	15.1	(13.9)	9.6
Decrease (increase) in cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	(26.1)	164.4	(179.8)
Decrease (increase) in securities clearing receivables	(404.4)	110.8	1.3
Increase (decrease) in securities clearing payables	301.8	(115.5)	(70.8)
Non-current assets and liabilities:
Increase in other non-current assets	(42.5)	(35.3)	(7.8)
Increase (decrease) in other non-current liabilities	8.5	0.7	(8.1)

Net cash flows provided by operating activities	160.5	426.1	9.2

Cash Flows From Investing Activities
Capital expenditures	(31.8)	(34.6)	(33.3)
Purchases of intangibles	(6.1)	(6.1)	(5.5)
Purchase price adjustments and (acquisitions), net of cash acquired	—	12.4	(360.9)
Proceeds from the sale of businesses	—	7.5	0.1
Investing activities of discontinued operations	—	—	(1.1)

Net cash flows used in investing activities	(37.9)	(20.8)	(400.7)

Cash Flows From Financing Activities
Payment to ADP at separation	(690.0)	—	—
Proceeds from one-year revolving credit facility	250.0	—	—
Repayment of one-year revolving credit facility	(250.0)	—	—
Proceeds from short-term debt	211.1	—	—
Repayment of short-term debt	(81.0)	—	—
Proceeds from issuance of bonds, net of discounts	247.7	—	—
Costs related to bonds and issuance of debt	(3.4)	—	—
Proceeds from issuance of long-term debt	440.0	—	—
Payments on long-term debt	(70.0)	—	—
Proceeds from exercise of stock options	4.3	—	—
Proceeds from notes payable to ADP and former ADP affiliates	—	69.4	63.0
Payments on notes payable to ADP and former ADP affiliates	(115.9)	(18.7)	(23.2)
Net (returns) advances of investments to ADP and former ADP affiliates	(26.8)	(438.6)	357.8

Net cash flows (used in) provided by financing activities	(84.0)	(387.9)	397.6

Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.2	0.3

Net change in cash and cash equivalents	38.5	17.6	6.4
Cash and cash equivalents, at beginning of year	50.1	32.5	26.1

Cash and cash equivalents, at end of year	88.6	50.1	32.5
Less cash and cash equivalents from discontinued operations, end of year	—	—	(0.9)

Cash and cash equivalents from continuing operations, end of year	$88.6	$50.1	$31.6

Supplemental disclosure of cash flow information:
Cash payments made for interest	$27.0	$17.3	$11.0
Cash payments made for income taxes	$8.0	$2.8	$2.1
Non-cash investing activities:
Increase in liabilities for property, plant and equipment	$5.1	$2.5	$8.2
Transfer of equipment, software and software licenses to ADP	$24.0	—	—

See notes to consolidated and combined financial statements.

Broadridge Financial Solutions, Inc.

Consolidated and Combined Statements of Stockholders’ Equity

(In millions, except per share amounts)

	Common Stock		Parent Company’s Net Investment	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, July 1, 2004	—	$—	$743.9	$—	$—	$—	$3.9	$747.8
Comprehensive income:
Net earnings	—	—	165.4	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	13.3
Total comprehensive income			—					178.7
Capital contributed by ADP	—	—	360.0	—	—	—	—	360.0

Balances, June 30, 2005	—	—	1,269.3	—	—	—	17.2	1,286.5
Comprehensive income:
Net earnings	—	—	166.7	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	28.0
Total comprehensive income								194.7
Distribution of capital to ADP	—	—	(438.0)	—	—	—	—	(438.0)

Balances, June 30, 2006	—	—	998.0	—	—	—	45.2	1,043.2
Comprehensive income:
Net earnings	—	—	98.4	—	98.7	—	—
Minimum pension liability adjustment, net of taxes of $1.3	—	—	—	—	—	—	(2.0)
Foreign currency translation adjustments	—	—	—	—	—	—	(17.5)
Total comprehensive income								177.6
Dividends to ADP	—	—	(690.0)	—	—	—	—	(690.0)
Assumption of liabilities and forgiveness of ADP intercompany balance	—	—	(3.6)	—	—	—	—	(3.6)
Transfer of net investment to additional paid-in capital	—	—	(402.8)	402.8	—	—	—	—
Issuance of common stock	138.8	1.4	—	(1.4)	—	—	—	—
Charge related to ADP equity award conversion	—	—	—	1.3	—	—	—	1.3
Stock plans and related tax benefits	0.2	—	—	4.3	—	—	—	4.3
Stock-based compensation	0.3	—	—	5.9	—	—	—	5.9
Adoption of SFAS No. 158, net of tax of $0.5	—	—	—	—	—	—	0.9	0.9
Treasury stock acquired	—	—	—	—	—	(0.1)	—	(0.1)
Common stock dividends ($0.06 per share)	—	—	—	—	(8.4)	—	—	(8.4)

Balances, June 30, 2007	139.3	$1.4	$—	$412.9	$90.3	$(0.1)	$26.6	$531.1

See notes to consolidated and combined financial statements.

Broadridge Financial Solutions, Inc.

Notes to Consolidated and Combined Financial Statements

(Tabular dollars in millions, except per share amounts)

NOTE 1. BASIS OF PRESENTATION

A. Spin-off. The spin-off of Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation, by Automatic Data Processing, Inc. (“ADP” or the “Former Parent”) became effective on March 30, 2007 through a distribution of 100% of the common stock of the Company to the holders of record of ADP’s common stock (the “Distribution”). The Distribution was effected pursuant to a separation and distribution agreement by which ADP contributed to the Company the subsidiaries that operated its brokerage services business which includes the businesses described below.

B. Description of Business. The Company is a leading global provider of investor communication, securities processing, and clearing and outsourcing solutions to the financial services industry. The Company classifies its operations into the following three reportable segments:

•

Investor Communication Solutions — provides solutions for the processing and distribution of proxy materials to investors, as well as vote processing, distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions. Investor Communication Solutions also provides financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, and imaging, archival and workflow solutions.

•

Securities Processing Solutions — provides advanced, computerized real-time transaction processing services that automate the securities transaction cycle. Securities Processing Solutions’ products and services include productivity tools and portfolio management, order capture and execution, trade confirmation, settlement and accounting services.

•

Clearing and Outsourcing Solutions — provides securities clearing services, which include the processes of matching, recording, and processing transaction instructions and then exchanging payments between counterparties. Our securities clearing solutions also enable clients to finance inventory. Our operations outsourcing solutions allow brokers and dealers of all sizes to outsource the administrative functions of trade processing, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their business.

C. Basis of Presentation. The Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These financial statements present the consolidated position of the Company as a separate, stand-alone entity subsequent to the Distribution, presented along with the historical operations of the brokerage services business on a combined basis which were operated as part of ADP prior to the Distribution. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. Amounts included in retained earnings reflects the Company’s earnings subsequent to the Distribution. The Company’s combined results of operations, financial position and cash flows for periods prior to the Distribution, may not be indicative of its future performance and do not necessarily reflect what its results of operations, financial position and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented, including changes in its operations and capitalization as a result of the separation from ADP.

For all periods prior to the Distribution, ADP’s investment in the brokerage services business is shown as parent company’s net investment in the Consolidated and Combined Balance Sheets. On March 30, 2007, ADP completed a distribution of one share of the Company’s common stock for every four shares of ADP common stock. After the separation, the Company had 138.8 million shares of common stock outstanding. On March 31, 2007, the remaining Parent company’s net investment balance, after the separation adjustments were recorded, was transferred to additional paid-in capital. On March 30, 2007, the Company paid a cash dividend of $690.0 million to ADP pursuant to a separation and distribution agreement.

The Consolidated and Combined Financial Statements for periods prior to the Distribution include costs for facilities, functions and services used by the Company at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on usage. Following the separation from ADP, the Company performs these functions using internal resources or purchased services, certain of which may be provided by ADP during a transitional period pursuant to the transition services agreement. Refer to Note 18, Transactions with Former Parent, for a detailed description of the Company’s transactions with ADP subsequent to the Distribution. The expenses allocated to the Company for these services are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions. The Company’s Consolidated and Combined Financial Statements include the following transactions with ADP or its former ADP affiliates prior to the Distribution:

Overhead Expenses: The Consolidated and Combined Statements of Earnings of the Company include an allocation of certain general expenses of ADP and its former ADP affiliates, which were in support of the Company, including departmental costs for information technologies, travel, treasury, tax, internal audit, risk management, real estate, benefits and other corporate and infrastructure costs. The Company was allocated $8.1 million, $10.2 million and $8.2 million of these overhead costs related to ADP’s shared functions for the years ended June 30, 2007, 2006 and 2005, respectively. These allocated costs are reported in selling, general and administrative expenses. These allocations were based on a variety of factors. The cost for information technology support is allocated based on the number of Company end-users in relation to ADP’s total number of users. The allocation of the travel department costs is based on the estimated percentage of travel directly related to the Company. The allocation of the treasury department costs is a combination of an estimated percentage of support staff time and bank service charges that are directly related to the Company’s activities. The allocation of the internal audit department costs is based on the internal audit hours incurred for the Company in relation to ADP’s total internal audit hours. The allocation of the risk management department costs is based on the estimated percentage of insurance coverage for the Company in relation to ADP’s total insurance coverage. The allocation of the real estate department costs is based on the number of leased facilities for the Company managed by ADP’s Corporate real estate department in relation to ADP’s total leased facilities. All other allocations are based on an estimated percentage of support staff time related to the Company in comparison to ADP as a whole. Management believes that these allocations were made on a reasonable basis.

Royalty Fees: The Consolidated and Combined Statements of Earnings include a trademark royalty fee charged by ADP to the Company based on revenues for licensing fees associated with the use of the ADP trademark. The Company was charged $27.3 million, $36.1 million and $34.3 million for the years ended June 30, 2007, 2006 and 2005, respectively, for such trademark royalty fees. The portion of the allocated costs that are reported as selling, general and administrative expenses are $27.3 million, $35.0 million and $32.3 million for the years ended June 30, 2007, 2006 and 2005, respectively. The portion of allocated costs that are reported within the loss from discontinued operations are $1.1 and $2.0 million for the years ended June 30, 2006 and 2005, respectively.

Services Received from Former ADP Affiliated Companies: Certain systems development functions were outsourced to an ADP shared services facility located in India. This facility provided services to the Company as well as to ADP affiliates. The Company purchased $7.0 million and $8.0 million of services from this facility for the years ended June 30, 2007 and 2006, respectively. The cost of these services is included within cost of net revenues. Prior to fiscal 2006, the Company allocated costs to ADP affiliates for services provided by this shared services facility. The Company allocated costs of $4.9 million for these services for the year ended June 30, 2005. The cost allocations reduce cost of net revenues. Management believes that these charges were made on a reasonable basis.

Services Provided to Former ADP Affiliated Companies: The Company has charged ADP and its former ADP affiliates for providing certain investor communication services. The Company recorded revenue of $15.3 million, $19.3 million and $11.0 million for these services for the years ended June 30, 2007, 2006 and 2005, respectively. The portion of this revenue that is reported within the loss from discontinued operations is $0.3 million and $3.1 million for the years ended June 30, 2006 and 2005, respectively. These charges approximate what the Company would have charged a third-party customer for similar services. Management believes that these charges were made on a reasonable basis.

Notes Payable to Former ADP Affiliated Parties: The amounts recorded in the Consolidated and Combined Financial Statements as notes payable to former ADP affiliated parties represent amounts that were payable to former ADP affiliated parties under contractual arrangements. Interest expense on these transactions with former ADP affiliated companies is disclosed in Note 4.

Other Services: The Company received other services from ADP and its former ADP affiliates including payroll processing services and the use of information technology software for recruiting employees. The Company was primarily charged at a fixed rate per employee per month for such payroll processing services. The charge for the use of information technology software for recruiting employees was based on the Company’s headcount in relation to ADP’s total headcount. Expenses incurred for such services was $0.4 million, $0.5 million and $0.5 million for the years ended June 30, 2007, 2006 and 2005, respectively. These costs are included in the Consolidated and Combined Statements of Earnings in selling, general and administrative expenses.

Financing Arrangements with ADP: ADP managed and controlled the treasury functions of the Company prior to the Distribution. Collections were swept by central treasury on a daily basis and ADP paid vendors, payroll, taxes and other disbursements on the Company’s behalf. The parent company’s net investment in the Consolidated and Combined Balance Sheets includes the excess of distributions to ADP over disbursements by ADP. Balances that were recorded as notes payable to former ADP affiliated parties as explained in Note 11 represented balances due where debt agreements existed and management intended to repay the balance. Amounts included in the Parent company’s net investment include: (i) taxes paid by ADP on the Company’s behalf of $53.2 million, $81.7 million and $107.6 million for the years ended June 30, 2007, 2006 and 2005, respectively, (ii) equipment and software at net book value of $24.0 for the year ended June 30, 2007, and (iii) as described above, overhead expenses, royalty fees, services received from and provided to former ADP affiliated companies and other services totaling $111.0 million, $35.5 million and $27.1 million for the years ended June 30, 2007, 2006 and 2005, respectively.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Use of Estimates. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Consolidated and Combined Financial Statements and accompanying notes. Actual results could differ from these estimates.

B. Revenue Recognition. The Company’s revenues are primarily generated from fees for providing services. Revenues are recognized for the three reportable segments as follows:

•

Investor Communication Solutions — Revenues are generated from processing and distributing investor communications as well as vote processing and tabulation. The Company typically enters into agreements with clients to provide services on a fee for service basis. Fees received from the rendering of services are recognized as revenue in the period in which the services have been provided and when collectibility is reasonably assured.

•

Securities Processing Solutions — Revenues are generated from fees for transaction processing. Client service agreements often include up-front consideration as well as a recurring fee for transaction processing. In accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” and EITF 00-21 “Revenue Arrangements with Multiple Deliverables,” up-front implementation fees are deferred and recognized on a straight-line basis over the longer of the respective service term of the contract or the expected customer relationship period which commences after client acceptance when the processing term begins. Fees received from processing services are recognized as revenue in the period in which the services have been rendered and when collectibility is reasonably assured.

•

Clearing and Outsourcing Solutions — Revenues generated from clearing activities are typically charged per transaction and are recognized on a trade date basis. Revenues generated from outsourcing services are recognized based on fixed monthly fees in accordance with the respective contractual agreement. Interest income on margin lending activities and related expenses are recognized over the life of loans. The Company shares a portion of the margin interest revenue with its correspondent broker-dealers. Accordingly, the Company recognizes such revenue on a net basis in net revenues in the Consolidated and Combined Statements of Earnings.

C. Other Revenues and Interest Expense from Securities Operations. Other revenues includes $28.1 million, $31.0 million and $30.9 million for the three years ended June 30, 2007, 2006 and 2005, respectively, for software maintenance and license fees related to the Securities Processing Solutions segment.

Other revenues also includes interest income related to the Clearing and Outsourcing Solutions segment resulting from customer margin financing and securities-borrowed transactions that is recognized on a settlement date basis. Interest income included in other revenues totaled $55.9 million, $41.7 million and $23.3 million for the years ended June 30, 2007, 2006 and 2005, respectively.

Interest expense from securities operations includes interest incurred on securities loaned transactions and customer credit balances.

D. Cash and Cash Equivalents. Investment securities with a maturity of 90 days or less at the time of purchase are considered cash equivalents. U.S. Treasury bills which were deposited with clearing organizations are classified as cash equivalents.

E. Cash and Securities Segregated for Regulatory Purposes and Securities Deposited with Clearing Organizations. The Company’s securities that are segregated for regulatory purposes or deposited with clearing organizations are recorded at market value with unrealized gains and loss included in net revenues. These securities have been either pledged as collateral to exchanges and clearinghouses or segregated for the exclusive benefit of our Clearing and Outsourcing Solutions’ clients to meet regulatory requirements.

F. Property, Plant and Equipment. Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. The estimated useful lives of assets are primarily as follows:

Equipment	3 to 5 years
Buildings	10 years
Furniture and fixtures	3 to 7 years

G. Securities Clearing Receivables and Payables. Securities Clearing Receivables and Payables include the following key components:

Securities borrowed and loaned — Securities borrowed and loaned are recorded based on the amount of cash collateral advanced or received. Securities borrowed transactions facilitate the settlement process and require the Company to deposit cash with the lender. The Company takes possession of securities borrowed, monitors the market value of both securities borrowed and securities loaned and obtains additional collateral as appropriate. Securities borrowed and loaned are short-term in nature, and accordingly, their carrying amounts are a reasonable estimate of fair value.

Receivables from and payables to brokers, dealers and clearing organizations — Receivables from brokers and dealers primarily consist of securities failed to deliver, receivables from correspondents and deposits held at clearing organizations. Payables to brokers and dealers primarily consist of securities failed to receive and payables to correspondents. Receivables from and payables to brokers and dealers are short-term in nature, and accordingly, their carrying amounts are a reasonable estimate of fair value.

H. Clearing Customer Securities Transactions. Clearing customer securities transactions are recorded on a settlement date basis, which is generally three business days after trade date. Receivables from and payables to customers include amounts related to securities transactions. The value of securities owned by customers collateralizing their balances due to the Company is not reflected in the accompanying Consolidated and Combined Balance Sheets. Costs related to customers securities transactions, including brokerage and exchange fees are recognized as incurred.

I. Deferred Client Conversion Costs. Direct costs that are incurred to setup or convert a client’s systems to function with the Company’s technology are generally deferred and recognized on a straight-line basis which commences after client acceptance when the processing term begins. To the extent deferred costs exceed related implementation fees, such excess costs are amortized over the service term of the contract. Deferred costs up to the amount of the related implementation fees are recognized over the longer of the respective service term of the contract or expected customer relationship period. These capitalized costs are reflected in other non-current assets in the Consolidated and Combined Balance Sheets.

J. Goodwill and Other Intangible Assets. The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level. If an impairment exists, a write-down to fair value (primarily measured by discounting estimated future cash flows) is recorded. Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”).

K. Impairment of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

L. Foreign Currency Translation. The net assets of the Company’s foreign subsidiaries are translated into U.S. dollars based on exchange rates in effect at the end of each period. Revenues and expenses are translated at average exchange rates during the periods. Currency transaction gains or losses, which are included in other expenses, are immaterial for all periods presented. Gains or losses from balance sheet translation are included in stockholders’ equity within accumulated other comprehensive income on the Consolidated and Combined Balance Sheets.

M. Stock-Based Compensation. Prior to the Distribution, employees of the Company participated in ADP’s stock-based compensation plans. The Company currently has a stock-based compensation plan that grants Broadridge stock options, restricted stock awards and restricted stock units to employees. In addition, the Company has a stock-based compensation plan that provides for grants of Broadridge stock options to non-employee directors of the Company.

As further discussed in Note 14, ADP adopted SFAS No. 123R “Share-Based Payment” (“SFAS No. 123R”), effective July 1, 2005, using the modified prospective method. Accordingly, prior period amounts have not been restated. The adoption of this standard required the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. Prior to July 1, 2005, ADP followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Under APB No. 25, no stock-based compensation expense was recognized related to ADP’s stock option program and employee stock purchase plan, as all options granted under the stock option program had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the employee stock purchase plan, the discount did not exceed fifteen percent.

N. Internal Use Software. Expenditures for major software purchases and software developed or obtained for internal use are capitalized and amortized over a three- to five-year period on a straight-line basis. For software developed or obtained for internal use, the Company capitalizes costs in accordance with the provisions of Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.

O. Computer Software to be Sold, Leased or Otherwise Marketed. The Company capitalizes certain costs of computer software to be sold, leased or otherwise marketed in accordance with the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The Company’s policy provides for the capitalization of all software production costs upon reaching technological feasibility for a specific product. Technological feasibility is attained when software products have a completed working model whose consistency with the overall product design has been confirmed by testing. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The establishment of technological feasibility requires considerable judgment by management and in many instances is only attained a short time prior to the general release of the software.

P. Income Taxes. Prior to the Distribution, the Company’s taxable income was included in separate income tax returns filed with the appropriate taxing jurisdictions, except for U.S. federal and certain state and foreign jurisdictions in which the Company’s operations were included in the income tax returns of ADP or a former ADP affiliate. Subsequent to the Distribution, the Company files its own U.S. federal, state and foreign income tax returns.

The provision for income taxes is computed as if the Company filed on a combined stand-alone or separate tax return basis, as applicable, for periods prior to the Distribution. The provision for income taxes does not reflect the Company’s inclusion in the tax returns of the Former Parent or a former ADP affiliate. Certain income taxes of the Company were paid by ADP or a former ADP affiliate on behalf of the Company. The payment of income taxes by ADP or a former ADP affiliate on behalf of the Company is recorded within the parent company’s net investment on the Consolidated and Combined Balance Sheets.

The Company accounts for income taxes under the liability method, which requires that deferred tax assets and liabilities be determined based on the expected future income tax consequences of events that have been recognized in the Consolidated and Combined Financial Statements.

Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

Q. Recently Issued Accounting Pronouncements. In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company applied this guidance for the year ended June 30, 2007 and such adoption had no impact on the Company’s Consolidated and Combined Financial Statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt SFAS No. 159 on July 1, 2008 and is currently evaluating the effect that the adoption of SFAS No. 159 will have, if any, on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). This statement requires a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The Company adopted the provisions of SFAS No. 158 for the year ended June 30, 2007 and the effect on the Company’s consolidated results of operations and financial condition was not significant.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company expects to adopt SFAS No. 157 on July 1, 2008. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. FIN 48 requires additional annual disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company expects to adopt FIN 48 on July 1, 2007. The adoption of FIN 48 will not have a material effect on the Company’s consolidated results of operations or financial condition.

R. Fair Value of Financial Instruments. Substantially all of the financial instruments of the Company other than long-term debt are carried at market or fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. The carrying value of the Company’s long-term variable-rate debt approximates fair value because these instruments reflect market changes to interest rates. The fair value of the Company’s long-term fixed-rate debt is based on quoted market prices.

S. Advertising Costs. Advertising costs are expensed at the time the advertising takes place. Selling, general and administrative expenses include advertising costs of $2.3 million, $1.8 million and $1.8 million for the years ended June 30, 2007, 2006 and 2005, respectively.

T. Reclassifications. Certain prior year information has been reclassified to conform to the current year presentation. The Company has provided further detail to the changes in operating assets and liabilities as well as proceeds from and payments on notes payable to ADP and former ADP affiliates in the Consolidated and Combined Statements of Cash Flows.

NOTE 3. EARNINGS PER SHARE

The computation of basic earnings per share (“EPS”) is based on the Company’s net income divided by the basic weighted average number of common shares. On March 30, 2007, the separation from ADP was completed in a tax-free distribution to the Company’s stockholders of one share of the Company’s common stock for every four shares of ADP common stock held on March 23, 2007. As a result, on March 30, 2007, the Company had 138.8 million shares of common stock outstanding, and this share amount is being utilized for the calculation of basic earnings per share for all periods presented prior to the Distribution. For all periods prior to the Distribution, the same number of shares is being used for diluted earnings per share as for basic EPS as no common stock of the Company existed prior to March 30, 2007 and no equity awards of the Company were outstanding for the prior periods. Diluted earnings per share subsequent to the Distribution reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and shares of restricted stock have vested.

As of June 30, 2007, the computation of diluted earnings per share does not include 7.5 million of stock options as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Years ended June 30,
	2007	2006	2005
Weighted-average shares outstanding:
Basic	138.8	138.8	138.8
Common stock equivalents existing after the Distribution	0.2	—	—

Diluted	139.0	138.8	138.8

The following table sets forth the computation of basic EPS from continuing operations utilizing net earnings from continuing operations for the year and the Company’s basic shares outstanding:

	Years ended June 30,
	2007	2006	2005
Net earnings from continuing operations	$197.1	$180.5	$166.4
Basic weighted-average shares outstanding	138.8	138.8	138.8

Basic	$1.42	$1.30	$1.20

The following table sets forth the computation of diluted EPS from continuing operations utilizing net earnings from continuing operations for the year and the Company’s diluted shares outstanding:

	Years ended June 30,
	2007	2006	2005
Net earnings from continuing operations	$197.1	$180.5	$166.4
Diluted weighted-average shares outstanding	139.0	138.8	138.8

Diluted	$1.42	$1.30	$1.20

NOTE 4. OTHER EXPENSES, NET

Other expenses, net consists of the following:

	Years ended June 30,
	2007	2006	2005
Interest expense on notes payable to former ADP affiliated parties	$1.9	$1.7	$1.5
Interest expense on borrowings	10.6	—	—
Interest income	(0.8)	(0.7)	(0.1)
Foreign exchange (gain) loss	0.4	0.5	(0.2)
Other	0.2	0.2	0.3

Other expenses, net	$12.3	$1.7	$1.5

NOTE 5. ACQUISITIONS

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated and Combined Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s Consolidated and Combined Statements of Earnings since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill.

The Company acquired one business in the Investor Communication Solutions segment in fiscal 2006 for $3.0 million. This acquisition resulted in approximately $0.9 million of goodwill. Intangible assets acquired, which totaled approximately $1.5 million, consist of customer contracts that are being amortized over a life of 10 years. This acquisition was not material to the Company’s operations, financial position or cash flows.

The Company acquired the U.S. Clearing and Broker-Dealer Services divisions of Bank of America Corporation (“U.S. Clearing and Broker-Dealer Business”), in fiscal 2005 for approximately $359.6 million, net of cash acquired. A $15.4 million payment from the seller representing a purchase price adjustment was received in fiscal 2006 reducing the purchase price to $344.2 million, net of cash acquired. This acquisition resulted in approximately $110.4 million of goodwill after the purchase price adjustment (see Note 10). Intangible assets acquired, which totaled approximately $28.1 million, consist of software and customer contracts that are being amortized over a life of 3 years and 10 years, respectively. The U.S. Clearing and Broker-Dealer Business provides third-party clearing operations. The Company formed the Clearing and Outsourcing Solutions segment to report the results of the acquired business. The acquisition of the U.S. Clearing and Broker-Dealer Business enables the Company to provide execution, clearing, and customer financing (such as margin lending); securities borrowing to facilitate customer short sales to clearing clients; and outsourcing services for a variety of clearing and custody-related functions. The business is now incorporated as Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”).

NOTE 6. DISCONTINUED OPERATIONS

On January 20, 2006, the Company completed a series of transactions to divest its financial print businesses. The financial print businesses were part of the Company’s Investor Communication Solutions segment. The Company has classified the results of operations of the financial print businesses as discontinued operations. The Company divested these businesses for $7.5 million and $0.1 million in fiscal 2006 and 2005. The Company recorded an impairment charge of $18.6 million in fiscal 2006 in order to reflect the assets of this business at fair value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company recorded losses on disposal of these businesses of $1.3 million in fiscal 2005. The impairment charge and the losses on disposal are included in the losses from discontinued operations on the Consolidated and Combined Statements of Earnings.

Operating results of these discontinued operations were as follows:

	Years ended June 30,
	2006	2005
Revenues	$46.6	$104.1

Losses before income taxes from discontinued operations	(22.6)	(0.1)
Income tax benefit	8.8	—

Net losses from operations of discontinued businesses	(13.8)	(0.1)
Net loss on disposal of discontinued operations, net of benefit for income taxes of $0.4 at June 30, 2005	—	(0.9)

Net loss from discontinued operations	$(13.8)	$(1.0)

NOTE 7. CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES AND SECURITIES DEPOSITED WITH CLEARING ORGANIZATIONS

The Company’s trading securities of $66.4 million and $40.3 million at June 30, 2007 and 2006, respectively, have been pledged as collateral to exchanges and clearinghouses or have been segregated for the exclusive benefit of our Clearing and Outsourcing Solutions’ clients to meet regulatory requirements. All securities consisted of U.S. Treasury bills.

NOTE 8. SECURITIES CLEARING RECEIVABLES AND PAYABLES

Securities clearing receivables and payables consist of the following:

	June 30,
	2007	2006
Receivables:
Clearing customers	$725.5	$552.0
Securities borrowed	130.6	100.7
Broker-dealers and other	186.9	63.3
Clearing organizations	47.5	27.7
Securities failed to deliver	150.7	93.1

Total	$1,241.2	$836.8

Payables:
Clearing customers	$665.2	$449.7
Securities loaned	7.0	5.8
Broker-dealers and other	107.8	90.8
Securities failed to receive	135.4	67.3

Total	$915.4	$613.6

Securities failed to deliver and failed to receive represent the contract value of securities that have not been delivered or received as of the settlement date. Securities failed to receive transactions are recorded at the amount for which the securities were purchased, and are paid upon receipt of the securities from other brokers or dealers. In the case of aged securities failed to receive, the Company may purchase the underlying security in the market and seek reimbursement for losses from the counterparty.

Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company is required to disclose the market value of collateral received under stock borrowed transactions, customer and non-customer agreements which it has the ability to sell or repledge and the amount of collateral that has been pledged or resold. As of June 30, 2007, the Company received collateral primarily in connection with customer margin loans, securities borrowed transactions and correspondent accounts with a market value of approximately $2,993.4 million which it can sell or repledge. Of this amount, approximately $473.0 million had been pledged or sold as of June 30, 2007 in connection with securities loaned, street-side settlement and deposits with clearing organizations. As of June 30, 2006, the Company had received collateral primarily in connection with customer margin loans, securities borrowed transactions and correspondent accounts with a market value of approximately $5,178.9 million which it can sell or repledge. Of this amount, approximately $283.7 million had been pledged or sold as of June 30, 2006 in connection with securities loaned, street-side settlement and deposits with clearing organizations.

Concurrent with the acquisition of the U.S. Clearing and Broker-Dealer Business by ADP, the Company’s management formulated a plan to restructure the business. In accordance with Emerging Issues Task Force issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, certain costs related to the plan were recognized as assumed liabilities, consisting primarily of facilities leases, relocation costs and severance costs. Additionally, unrelated to the acquisition, the Company took a charge related to involuntary employee termination benefits and a charge for the fair value of the remaining lease obligation for a facility that was exited. A roll forward of these restructuring reserves from June 30, 2005 to June 30, 2007 is as follows:

	Severance Costs	Facilities Costs	Other Costs	Total
Balances as of June 30, 2005	$6.1	$10.2	$0.9	$17.2
Change in estimates	1.6	0.8	0.4	2.8
Utilization	(6.6)	(1.9)	(0.4)	(8.9)

Balances as of June 30, 2006	1.1	9.1	0.9	11.1
Change in estimates	(0.3)	—	(0.8)	(1.1)
Additional charges	0.4	6.1	—	6.5
Utilization	(0.8)	(2.3)	(0.1)	(3.2)

Balances as of June 30, 2007	$0.4	$12.9	$0.0	$13.3

NOTE 9. PROPERTY, PLANT AND EQUIPMENT, NET

Depreciation and amortization expense for property, plant and equipment was $32.4 million, $29.3 million and $24.5 million for the three years ended June 30, 2007, 2006 and 2005, respectively. Property, plant and equipment at cost and accumulated depreciation at June 30, 2007 and 2006 are as follows:

	June 30,
	2007	2006
Property, plant and equipment:
Land and buildings	$3.2	$2.8
Equipment	159.1	158.6
Furniture, leaseholds and other	152.5	144.3

	314.8	305.7
Less: Accumulated depreciation	(237.4)	(225.0)

Property, plant and equipment, net	$77.4	$80.7

NOTE 10. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in goodwill for the fiscal year ended June 30, 2007 and 2006 are as follows:

	Investor Communication Solutions	Securities Processing Solutions	Clearing and Outsourcing Solutions	Total
Balance as of June 30, 2005	$261.9	$197.4	$32.8	$492.1
Additions	0.9	—	—	0.9
Purchase price adjustments	—	(11.8)	(4.2)	(16.0)
Fair value adjustments	—	—	1.8	1.8
Cumulative translation adjustments	—	1.6	—	1.6

Balance as of June 30, 2006	262.8	187.2	30.4	480.4
Fair value adjustments	(3.5)	2.5	(1.1)	(2.1)
Cumulative translation adjustments	—	1.9	—	1.9

Balance as of June 30, 2007	$259.3	$191.6	$29.3	$480.2

The acquisition of the U.S. Clearing and Broker-Dealer Services divisions of Bank of America Corporation resulted in approximately $110.4 million of goodwill. $80.0 million of the goodwill recognized as a result of this acquisition was allocated to the Securities Processing Solutions segment as this segment is expected to benefit from a significant portion of the synergies from this transaction.

The purchase price adjustments in 2006 for the Securities Processing Solutions and the Clearing and Outsourcing Solutions segment primarily represent a payment from the seller, based on resolution of certain provisions of the purchase agreement. Fair value adjustments primarily represent updated estimates of assumed liabilities.

During fiscal 2007, 2006 and 2005, the Company performed the required impairment tests of goodwill and determined that there was no impairment.

Components of intangible assets are as follows:

	June 30,
	2007			2006
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Software and software licenses	$49.4	$(38.7)	$10.7	$182.2	$(150.0)	$32.2
Customer contracts and lists	36.7	(16.0)	20.7	42.1	(18.8)	23.3
Other intangibles	1.0	(1.0)	—	1.5	(0.6)	0.9

	$87.1	$(55.7)	$31.4	$225.8	$(169.4)	$56.4

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 4 years (2 years for software and software licenses and 8 years for customer contracts and lists). Amortization of intangibles totaled $7.3 million, $18.9 million and $21.2 million for fiscal 2007, 2006 and 2005, respectively. Estimated amortization expenses of the Company’s existing intangible assets for the next five fiscal years are as follows:

2008	$7.1
2009	5.4
2010	4.5
2011	3.8
2012	3.3

NOTE 11. NOTES PAYABLE TO FORMER ADP AFFILIATED PARTIES

At June 30, 2006, the Company’s Ridge subsidiary had a subordinated loan payable of $65.0 million under a $250.0 million revolving cash subordination agreement with ADP, the components of which are as follows:

Principal	Interest Rate	Maturity	Interest Expense Year Ended June 30, 2006	Fair Value
$30.0	0%	June 6, 2016	—	$16.6
$35.0	Fed Funds + 85 bps	June 6, 2016	$1.3	$35.0

Fair value of the non-interest bearing loan was estimated using a discount rate of 6.01%.

This loan was subordinated to the claims of general creditors of Ridge and had been approved as regulatory capital and, accordingly, was included as regulatory capital in computing Ridge’s net capital under the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934 (“Rule 15c3-1”).

The interest expense on this loan is included in interest expense from securities operations in the Consolidated and Combined Statements of Earnings.

The following is a listing of all notes payable to former ADP affiliated parties as of June 30, 2006 including those discussed above:

Type of Issue	Interest Rate	Original Date of Maturity	June 30, 2006
Notes payable denominated in a foreign currency:
Note payable to a former ADP affiliate	0.75%	3/13/08	$2.6
Note payable to a former ADP affiliate	5.70%	3/20/08	2.3
Note payable to a former ADP affiliate	0.00%	Demand	31.8

			36.7

Notes payable denominated in US dollars:
Note payable to a former ADP affiliate	3.45%	1/20/07	14.2
Note payable to a former ADP affiliate	0.00%	6/6/16	30.0
Note payable to a former ADP affiliate	Fed Funds + 85 bps	6/6/16	35.0

			79.2

Total notes payable to former ADP affiliated parties			$115.9

Notes payable to former ADP affiliates were repaid prior to the Distribution. Accordingly, they were classified as current liabilities on the Consolidated and Combined Balance Sheets. Interest expense on notes payable to former ADP affiliates was $1.9 million, $1.7 million and $1.5 million for the years ended June 30, 2007, 2006 and 2005, respectively, and is reported in other expenses, net in the Consolidated and Combined Statements of Earnings.

NOTE 12. BORROWINGS

Revolving Credit and Loan Facilities: On March 29, 2007, the Company entered into a $1,190.0 million senior unsecured credit facility, consisting of a $440.0 million, five-year term loan facility, a $500.0 million, five-year revolving credit facility and a $250.0 million, one-year revolving credit facility. Borrowings under the five-year term loan facility bear interest at LIBOR plus 40 to 90 basis points based on debt ratings at the time of the borrowing. The five-year term loan facility was subject to interest at LIBOR plus 50 basis points as of June 30, 2007. The weighted average interest rate on the five-year term loan facility was 5.842%. Borrowings under the five-year revolving credit facility bear interest at LIBOR plus 27 to 65 basis points based on debt ratings and the utilization percentage of the facility at the time of the borrowing. The five-year revolving credit facility also has an annual facility fee equal to 8 to 20 basis points on the $500.0 million facility, based on the Company’s debt rating, whether used or unused. The annual facility fee for the five-year revolving credit facility was equal to 10 basis points as of June 30, 2007. The Company incurred $1.5 million in debt issuance costs to establish these credit facilities. These costs have been capitalized in Other non-current assets in the Consolidated and Combined Balance Sheets and will be amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the terms of these facilities.

On March 29, 2007, the Company borrowed $440.0 million under the five-year term loan facility and $250.0 million under the one-year revolving credit facility. The proceeds received in connection with the $690.0 million of borrowings were transferred to ADP on March 30, 2007 as a tax-free dividend. In May 2007, the Company refinanced the $250.0 million one-year revolving credit facility through an offering of $250.0 million of 6.125% Senior Notes discussed below. The one-year revolving credit facility was cancelled upon repayment. On June 29, 2007, the Company repaid $70.0 million of the five-year term loan facility.

These credit facilities are subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At June 30, 2007, the Company was in compliance with the financial covenants of this credit facility.

Senior Notes: In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Senior Notes”). The Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Senior Notes will be payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2007. The Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At June 30, 2007, the Company was in compliance with the financial covenants of this credit facility. The indenture also contains covenants regarding the purchase of the notes upon a change of control triggering event. The Senior Notes are senior unsecured obligations of the Company and rank equally with its other senior indebtedness. The Company may redeem the Senior Notes in whole or in part at any time prior to their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Senior Notes. These costs have been capitalized and will be amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the ten-year term.

Short-Term Borrowing Facilities: At June 30, 2007, Ridge had a loan payable of $109.2 million under an unsecured, uncommitted overnight bank credit facility. Borrowings on this credit facility bear interest at 5.635%.

In addition, immediately prior to the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest at LIBOR plus 250 basis points.

Available Capacity: As of June 30, 2007, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Short-term
Securities clearing credit facility	Demand	Uncommitted	$109.2	Uncommitted
Foreign lines of credit	Demand	Uncommitted	—	Uncommitted

		—	$109.2	—

Long-term
Term loan facility	March 2012	$440.0	$370.0	—
Senior notes	June 2017	250.0	247.7	—
Revolving credit facility	March 2012	500.0	—	500.0

		1,190.0	617.7	500.0

		$1,190.0	$726.9	$500.0

The carrying value of the variable-rate borrowings listed above approximate fair value. The fair value of the fixed-rate Senior Notes at June 30, 2007 was $245.5 million based on quoted market prices. Amounts are due on the expiration dates listed above.

NOTE 13. REGULATORY REQUIREMENTS

As a registered broker-dealer and member of the NYSE, Ridge is subject to the Rule 15c3-1. Ridge computes its net capital under the alternative method permitted by Rule 15c3-1, which requires Ridge to maintain minimum net capital equal to the greater of $1.5 million or 2% of aggregate debit items arising from customer transactions. The NYSE may require a member firm to reduce its business if its net capital is less than 4% of aggregate debit items, or may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit items. At June 30, 2007, Ridge had net capital of $207.4 million, which was approximately 22.2% of aggregate debit items and exceeded the minimum requirements by $188.7 million.

Ridge is also subject to Rule 15c3-3 of the Securities Exchange Act of 1934 (“Rule 15c3-3”). At June 30, 2007, there were no requirements for funds or securities to be segregated in a special reserve account for either the benefit of customers or proprietary accounts of introducing broker-dealers, in accordance with Rule 15c3-3.

Ridge owns 142.8571 series A common shares of CAPCO Holdings, Inc. (“CAPCO”) for purposes of access to the Securities Investor Protection Corporation (“SIPC”) excess bond for customer asset protection that is furnished by CAPCO. The excess SIPC bond provides for unlimited insurance coverage up to the net equity of each customer’s account. Under the terms of the excess SIPC bond, Ridge is required to maintain net capital of $200.0 million as defined under Rule 15c3-1.

NOTE 14. STOCK-BASED COMPENSATION

Incentive Equity Awards Converted from ADP Awards. Prior to March 31, 2007, all employee equity awards (stock options and restricted stock) were granted by ADP. At the time of the Distribution, ADP’s outstanding equity awards for employees of the Company were converted into equity awards of Broadridge at a ratio of 2.4569 Broadridge stock options for every ADP stock option held prior to the Distribution, 2.2386 Broadridge time-based restricted shares for every share of ADP time-based restricted shares held prior to the Distribution, and 2.4569 Broadridge performance-based restricted shares for every share of ADP performance-based restricted shares held prior to the spin-off. As a result, the Company issued 17.4 million stock options (weighted average exercise price of $18.62), 0.3 million time-based restricted shares and granted 0.8 million performance-based restricted shares upon completion of the conversion of existing ADP equity awards into the Company’s equity awards. As the conversion was considered a modification of an award in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), the Company compared the fair value of the award immediately prior to the Distribution to the fair value immediately after the Distribution to measure the incremental compensation cost. The conversion resulted in an increase in the fair value of the awards by $2.3 million of which $1.3 million was recognized in the year ended June 30, 2007 and $1.0 million will be recognized over the remaining vesting period of the associated modified unvested options.

Incentive Equity Awards Granted by the Company. Prior to the separation, the Company adopted The Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (“2007 Plan”). The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock awards, stock bonuses and performance compensation awards to employees, non-employee directors, and other key individuals who perform services for the Company. From the date of Distribution through June 30, 2007, the Company granted options on 271,700 shares of stock and awarded 32,290 shares of restricted stock. The Company accounts for stock-based compensation in accordance with SFAS No. 123R which requires the measurement of stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of grant. Stock-based compensation primarily consists of the following:

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

Time-based Restricted Stock: The Company has a time-based restricted stock program under which shares of common stock have been issued to certain key employees. These shares are restricted as to transfer and in certain circumstances must be returned to the Company at the original purchase price. The Company records stock compensation expense relating to the issuance of time-based restricted stock over the period during which the transfer restrictions exist, which is up to five years from the date of grant. The value of the Company’s time-based restricted stock, based on market prices, is recognized as compensation expense over the restriction period on a straight-line basis.

Performance-based Restricted Stock: The Company has a performance-based restricted stock program under which shares of common stock will be issued to certain key employees upon the achievement, by the Company, of specific performance metrics. The Company records stock compensation expense for performance-based restricted stock on a straight-line basis over the performance period, plus a subsequent vesting period, which typically totals approximately two and one-half years from the date of grant. Certain performance-based equity awards granted to non-U.S. employees, are to be settled in cash. The Company records a liability for these performance-based equity awards. The liability, and the corresponding stock compensation expense are adjusted to reflect the Company’s closing stock price as of the end of each reporting period.

The activity related to the Company’s incentive equity awards from the date of Distribution to June 30, 2007 consisted of the following:

	Stock Options		Time-based Restricted Stock		Performance-based Restricted Stock
	Number of Options (c)	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Balances at March 31, 2007	—		—		—
Granted - Conversion of ADP Equity Awards	17,414,990	$18.62	316,061	$19.70	784,657	$19.70
Granted	271,700	$19.93	32,290	$19.93	—
Exercised (a)	(253,781)	$16.83	—		—
Vesting of Restricted Shares	—		(7,886)	$19.70	—
Cancelled / forfeited	(221,836)	$18.11	(1,994)	$19.70	(14,843)	$19.70

Balances at June 30, 2007 (b)	17,211,073		338,471		769,814

(a)	Stock options exercised during the period of March 31, 2007 through June 30, 2007 had an intrinsic value of $0.9 million.
(b)	As of June 30, 2007, the Company’s outstanding “in the money” stock options using the year-end share price of $19.12 (approximately 10.9 million shares) had an aggregate intrinsic value of $21.3 million.
(c)	Options outstanding as of June 30, 2007 have a weighted average remaining contractual life of 4.63 years and 9.3 million options are exercisable.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of June 30, 2007:

	Outstanding Options
	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01 to $14.00	1,059,239	5.20	$13.57
$14.01 to $16.00	2,057,756	5.97	$15.91
$16.01 to $18.00	3,971,806	6.28	$17.55
$18.01 to $20.00	4,725,195	8.34	$18.64
$20.01 to $22.00	4,033,043	4.12	$20.62
$22.01 to $24.00	—	—	—
$24.01 to $26.00	1,364,034	3.30	$24.39

	17,211,073	6.00	$18.67

	Exercisable Options
	Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01 to $14.00	660,980	4.97	$13.50
$14.01 to $16.00	666,306	5.15	$15.85
$16.01 to $18.00	1,720,082	4.95	$17.60
$18.01 to $20.00	970,965	7.40	$18.67
$20.01 to $22.00	3,947,054	4.12	$20.63
$22.01 to $24.00	—	—	—
$24.01 to $26.00	1,364,034	3.30	$24.39

	9,329,421	4.63	$19.57

Stock-based compensation expense of $24.3 million, $24.6 million and $2.2 million was recognized in the Consolidated and Combined Statements of Earnings for the years ended June 30, 2007, 2006 and 2005, respectively, as well as related tax benefits of $9.4 million, $7.5 million and $0.9 million, respectively.

The following table illustrates the effect on net earnings from continuing operations if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for periods prior to adoption of SFAS No. 123R.

Year ended June 30, 2005
Net earnings from continuing operations, as reported	$166.4
Add: Stock-based employee compensation expense included in reported net earnings from continuing operations, net of related tax effects	1.3
Deduct: Total stock-based employee compensation expense determined using the fair value-based method for all awards, net of related tax effects	(19.9)

Pro forma net earnings from continuing operations	$147.8

Earnings per share from continuing operations:
Basic – as reported	$1.20
Basic – pro forma	$1.06

Diluted – as reported	$1.20
Diluted – pro forma	$1.06

As of June 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards amounted to $16.6 million and $14.1 million, respectively, which will be amortized over the weighted average remaining requisite service periods of 3.5 years and 1.6 years, respectively.

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

The following table presents the assumptions used to determine the fair values of the stock option grants immediately after the date of Distribution, to measure the incremental compensation cost:

Weighted average risk-free interest rate	4.6%
Weighted average dividend yield	1.4%
Weighted average volatility factor	23.0%
Weighted average expected life (in years)	3.5
Weighted average fair value (in dollars)	$4.62

The following table presents the assumptions used to determine the fair value of the stock option grants made from the date of Distribution through June 30, 2007:

Weighted average risk-free interest rate	4.9%
Weighted average dividend yield	1.5%
Weighted average volatility factor	33.1%
Weighted average expected life (in years)	6.0
Weighted average fair value (in dollars)	$6.85

NOTE 15. EMPLOYEE BENEFIT PLANS

A. Defined Contribution Savings Plans. Prior to the spin-off from ADP, eligible full-time domestic employees of the Company were covered under an ADP sponsored 401(k) savings plan. This plan provided company matching contributions on a portion of employee contributions. The costs allocated to the Company for the years ended June 30, 2007, 2006 and 2005 was $3.8 million, $4.9 million and $4.1 million, respectively.

The Company’s Board of Directors approved a Broadridge sponsored 401(k) savings plan covering eligible full-time domestic employees of the Company after the spin-off date. This plan provides a base contribution plus company matching contributions on a portion of employee contributions. The Broadridge sponsored 401(k) savings plan was established to provide a similar level of benefits to those provided by ADP’s domestic defined benefit plans as well as the ADP sponsored 401(k) savings plan. The costs recorded by the Company for this plan were $3.5 million for the year ended June 30, 2007.

B. Defined Benefit Pension Plans. Prior to the spin-off, certain employees of the Company were covered by ADP’s domestic defined benefit plans. In addition, certain employees of the Company were part of ADP’s Supplemental Officer Retirement Plan (“ADP SORP”). The ADP SORP is a defined benefit plan pursuant to which ADP will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. Liabilities and assets related to these plans remain with ADP. Domestic pension expense allocated to the Company for the years ended June 30, 2007, 2006 and 2005 was $3.5 million, $3.0 million and $2.3 million, respectively. ADP SORP expense allocated to the Company for the years ended June 30, 2007, 2006 and 2005 was $0.2 million, $0.5 million and $0.3 million, respectively.

The Company’s Board of Directors approved a Broadridge sponsored Supplemental Officer Retirement Plan (“Broadridge SORP”). The Broadridge SORP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. The amount charged to expense for the Broadridge SORP was $0.2 million during the year ended June 30, 2007. Broadridge management believes the ADP SORP and The Broadridge SORP are not material to the Company’s Consolidated and Combined Financial Statements.

NOTE 16. INCOME TAXES

Prior to the Distribution, the Company’s taxable income was included in separate income tax returns filed with the appropriate taxing jurisdictions, except for U.S. federal and certain state and foreign jurisdictions in which the Company’s operations were included in the income tax returns of ADP or a former ADP affiliate. Subsequent to the Distribution, the Company files its own U.S. federal, state and foreign income tax returns.

The provision for income taxes on earnings from continuing operations is computed as if the Company filed on a combined stand-alone or separate tax return basis, as applicable. The payment of income taxes by ADP or a former ADP affiliate on behalf of the Company was recorded within parent company’s net investment on the Consolidated and Combined Balance Sheets.

The Company, headquartered in the United States of America, is routinely examined by the U.S. Internal Revenue Service (the “IRS”) as part of the IRS U.S. federal income tax audit of ADP and is also routinely examined by the tax authorities in the U.S. states and foreign countries in which it conducts business. The tax years under audit examination vary by tax jurisdiction. With respect to U.S. federal income taxes, the Company has been a member of the ADP U.S. federal income tax consolidated group through March 30, 2007. As a member of the ADP U.S. federal income tax consolidation, the Company is subject to any IRS examination of ADP for periods up to and including March 30, 2007. ADP and the Company are currently under IRS audit for the years ended June 30, 1998 through the year ended June 30, 2002 which is expected to be substantially completed in fiscal year 2008. In addition, the IRS is conducting an examination of fiscal year 2003 through 2007. As a member of the ADP U.S. federal income tax consolidated group and pursuant to a tax allocation agreement between the Company and ADP, the U.S. federal income tax payable of the Company for the period ended March 30, 2007, will be assumed by ADP. In addition, any items of income or expense successfully challenged by the IRS attributable to the business operations of the Company for tax periods ended March 30, 2007 or earlier, will be tax liabilities assumed by ADP. Correspondingly, any items of income or expense attributable to the business operations of the Company for tax periods ended March 30, 2007 or earlier, which are settled favorably with the IRS by ADP, will remain with ADP. Accordingly, the Company has not established any tax reserves or tax assets with respect to U.S. federal income taxes for the tax period ended March 30, 2007.

The tax allocation agreement between the Company and ADP also extends to the Company’s U.S. state income tax and most foreign income tax liabilities and tax assets. Thus, for any foreign or U.S. state income tax liabilities or tax assets relating to tax periods ending March 30, 2007 or earlier attributable to the Company’s business operations, depending on the tax jurisdiction, ADP will either make payments directly to the appropriate tax authorities or reimburse the Company for tax payments the Company made to the tax authorities that related to tax liabilities subject to the tax allocation agreement to the extent that such tax liabilities are in excess of amounts provided for in respect of such income taxes on the Consolidated and Combined Balance Sheet of the Company including the notes thereto, as of June 30, 2007. Similarly, to the extent that there are any tax refunds attributable to the Company’s business operations in a particular tax jurisdiction for the period March 30, 2007 or earlier, ADP will either receive such refund directly from the appropriate tax authorities or receive reimbursement from the Company for the refund received by the Company that is subject to the tax allocation agreement.

The Company regularly considers the likelihood of assessments in each of the jurisdictions resulting from examinations. To the extent the Company determines it has potential tax assessment in particular tax jurisdictions and that such assessments are not covered by the tax allocation agreement, the Company has established tax reserves which it believes are adequate in relation to the potential assessments. Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or the statute of limitations for the relevant taxing authority to examine the tax position has expired. The resolution of tax matters should not have a material effect on the combined financial condition of the Company, on the Company’s Consolidated Statements of Earnings for a particular future period or on the Company’s effective tax rate.

The provision for income taxes on loss from discontinued operations includes an income tax benefit from a loss on the sale of a discontinued operation in 2006 that was utilized by ADP. The income tax benefit was recorded within parent company’s net investment on the Consolidated and Combined Balance Sheets.

Earnings from continuing operations before income taxes shown below are based on the geographic location to which such earnings are attributable.

	Years Ended June 30,
	2007	2006	2005
Earnings from continuing operations before income taxes:
United States	$263.6	$256.2	$233.9
Foreign	57.2	46.5	40.0

	$320.8	$302.7	$273.9

The provision for income taxes consists of the following components:

	Years Ended June 30,
	2007	2006	2005
Current:
Federal	$80.8	$56.3	$80.4
Foreign	24.4	18.7	7.4
State	12.4	10.9	16.2

Total current	$117.6	$85.9	$104.0
Deferred:
Federal	$6.6	$31.2	$1.4
Foreign	(0.1)	(0.7)	1.8
State	(0.4)	5.8	0.3

Total deferred	$6.1	$36.3	$3.5

Total provision for income taxes	$123.7	$122.2	$107.5

A reconciliation between the Company’s effective tax rate on earnings from continuing operations and the U.S. federal statutory rate is as follows:

	Years Ended June 30,
	2007	%	2006	%	2005	%
Provision for taxes at U.S. statutory rate	$112.3	35.0	$106.0	35.0	$95.9	35.0
Increase (decrease) in provision from:
State taxes, net of federal tax	6.6	2.1	10.8	3.6	10.7	3.9
Valuation allowance for losses	5.6	1.8	4.5	1.5	6.0	2.2
Other	(0.8)	(0.3)	0.9	0.3	(5.1)	(1.8)

	$123.7	38.6%	$122.2	40.4%	$107.5	39.3%

The balance sheet classification and significant components of deferred income tax assets and liabilities are as follows:

	June 30,
	2007	2006
Classification:
Current deferred tax assets (included in other current assets)	$10.9	$26.1
Long-term deferred tax liabilities (included in other non-current liabilities)	(36.0)	(36.7)

Net deferred tax liabilities	$(25.1)	$(10.6)

Components:
Deferred tax assets:
Accrued expenses not currently deductible	$10.4	$13.1
Depreciation	20.1	14.4
Compensation and benefits not currently deductible	19.5	12.9
Net operating and capital losses	18.6	18.1
Other	6.6	1.4

	75.2	59.9
Less: Valuation allowances	(21.9)	(19.8)

Deferred tax assets — net	53.3	40.1

Deferred tax liabilities:
Goodwill and identifiable intangibles	62.0	49.4
Net deferred expenses	12.8	—
Other	3.6	1.3

Deferred tax liabilities	78.4	50.7

Net deferred tax liabilities	$(25.1)	$(10.6)

As of June 30, 2007, the Company had approximately $64 million of earnings attributable to foreign subsidiaries for which no provisions have been recorded for income tax that could occur upon repatriation. Except to the extent such earnings can be repatriated tax efficiently, they are permanently invested abroad. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

The Company has estimated foreign net operating loss carryforwards of approximately $25.4 million as of June 30, 2007 of which $4.6 million expires in 2009 through 2014 and $20.8 million which has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating losses of a U.S. subsidiary which is not included in the Company’s consolidated return of approximately $0.5 million as of June 30, 2007 and U.S. federal net operating loss carryforwards of approximately $22.9 million which expire in 2023 through 2027.

The Company has recorded valuation allowances of $21.9 million and $19.8 million at June 30, 2007 and 2006, respectively, because the Company does not believe that it is more likely than not that we will be able to utilize the deferred tax assets attributable to net operating loss and capital loss carryforwards of certain subsidiaries to offset future taxable earnings.

Income tax payments were approximately $7.9 million, $2.8 million and $2.1 million for the years ended June 30, 2007, 2006 and 2005, respectively, for payments made directly by the Company. The income tax payments exclude payments made by ADP or a former ADP affiliate on behalf of the Company as these amounts are recorded within parent company’s net investment on the Consolidated and Combined Balance Sheets. For the years ended June 30, 2007, 2006 and 2005, income tax payments that were paid on behalf of the Company by ADP or a former ADP affiliate were $53.2 million, $81.7 million and $107.6 million, respectively, and are included within parent company’s net investment on the Consolidated and Combined Balance Sheets.

NOTE 17. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has obligations under various facilities and equipment leases and software license agreements. In addition, the Company is subject to fee commitments contained in a data center outsourcing services agreement with ADP. Refer to Note 18, Transactions with Former Parent, for a detailed description of the data center outsourcing services agreement with ADP. Total expense for continuing operations under these agreements was approximately $162.3 million, $92.2 million and $86.1 million in fiscal 2007, 2006 and 2005, respectively, with minimum commitments at June 30, 2007 as follows:

Years Ending June 30,
2008	$141.7
2009	127.3
2010	119.8
2011	117.4
2012	116.5
Thereafter	17.2

$639.9

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.

As of June 30, 2007, the Company has purchase commitments of approximately $0.6 million comprised primarily of maintenance contracts, the majority of which relates to fiscal 2008.

As of June 30, 2007, the Company has an outstanding letter of credit for $1.8 million. This letter of credit was issued in May 2007 to guarantee certain claim payments to a third-party insurance company in the event the Company does not pay its portion of the claims. No amounts were drawn on this letter of credit.

From time to time the Company will extend a temporary subordinated loan (“TSL”) to its correspondent broker-dealers in the Clearing and Outsourcing Solutions segment. As of both June 30, 2007 and 2006, there were no TSLs outstanding.

The Company is subject to various claims and litigation in the normal course of business. The Company does not believe that the resolution of these matters will have a material impact on the Consolidated and Combined Financial Statements.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of June 30, 2007 and 2006. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties.

In the normal course of business, the securities activities of the Company’s Clearing and Outsourcing Solutions segment primarily involve executions, settlement and financing of various securities transactions for a nationwide retail and institutional, customer and non-customer client base, introduced by its correspondent broker-dealers. These activities may expose the Company to risk in the event customers, other brokers and dealers, banks, clearing organizations or depositories are unable to fulfill contractual obligations.

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

The Company may be exposed to a risk of loss not reflected in the Combined Balance Sheets for securities sold, not yet purchased, should the value of such securities rise. The securities lending activities of the Company’s Clearing and Outsourcing Solutions segment requires the Company to pledge securities as collateral. In the event the counterparty is unable to meet its contractual obligation, the Company may be exposed to off-balance sheet risk of acquiring securities at prevailing market prices. The Company monitors the credit standing of counterparties with whom it conducts business. Risk is further controlled by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral level in the event of excess market exposure or instituting securities buy-in procedures when required.

The Company also provides guarantees to securities clearinghouses and exchanges. Under the standard membership agreement, members are required to guarantee the performance of the other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearinghouse, the other members would be required to meet any shortfalls. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried on the Consolidated and Combined Balance Sheets for these transactions.

NOTE 18. TRANSACTIONS WITH FORMER PARENT

Prior to the Distribution, the Company entered into a transition services agreement with ADP to provide for an orderly transition to being an independent company. Among the principal services to be provided to us by ADP are operational and administrative infrastructure-related services such accounts payable processing, procurement support and human resources administrative services. The agreement will expire and services under it will cease no later than one year following the distribution date or sooner in the event the Company no longer requires such services. For the period from the date of Distribution to June 30, 2007, the Company recorded $0.4 million of expenses in the Consolidated and Combined Statements of Earnings related to these services.

ADP and the Company entered into a number of commercial service agreements pursuant to which ADP and the Company are providing services to each other. Services provided by ADP to the Company include human resources, payroll and benefits administration services provided by ADP in the ordinary course of its business to third party entities on terms and conditions management believes would be similar to those the Company could obtain from other providers of these services. For the period from the date of Distribution to June 30, 2007, the Company recorded $0.5 million of expenses in the Consolidated and Combined Statements of Earnings related to these agreements. Services provided by the Company to ADP include providing fulfillment and other services that the Company provides in the ordinary course of its business to third parties on terms and conditions it believes are similar to those available to other third parties. For the period from the date of Distribution to June 30, 2007, the Company recorded $4.4 million of revenue in the Consolidated and Combined Statements of Earnings related to these agreements.

The Company entered into a data center outsourcing services agreement with ADP prior to the Distribution under which ADP will provide the Company with data center services consistent with the services provided to the Company immediately prior to the

Distribution, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP will provide for increasing volumes and the addition of new services over the term. Under the agreement, ADP will be responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the period from the date of Distribution to June 30, 2007, the Company recorded $27.5 million of expenses in the Consolidated and Combined Statements of Earnings related to these agreements. Commitments under this agreement are $477.0 million through fiscal 2012, the final year of the contract.

NOTE 19. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is a measure of income that includes both net earnings and other comprehensive income. Other comprehensive income results from items deferred on the Consolidated and Combined Balance Sheets in stockholders’ equity. Other comprehensive income (loss) was $(19.5) million, $28.0 million and $13.3 million in fiscal 2007, 2006 and 2005, respectively. The accumulated balances for each component of other comprehensive income are as follows:

	June 30,
	2007	2006	2005
Currency translation adjustments	$27.7	$45.2	$17.2
Minimum pension liability adjustment, net of tax of $1.3	(2.0)	—	—
Adoption of SFAS No. 158, net of tax of $0.5	0.9	—	—

Accumulated other comprehensive income	$26.6	$45.2	$17.2

NOTE 20. FINANCIAL DATA BY SEGMENT

Investor Communication Solutions, Securities Processing Solutions and Clearing and Outsourcing Solutions are the Company’s reportable segments. The primary components of “Other” are the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign exchange differences is a reconciling item between the actual foreign exchange rates and fiscal 2007 budgeted foreign exchange rates. The prior year’s reportable segment net revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2007 budgeted foreign exchange rates, this adjustment represents a reconciling difference to net revenues and earnings from continuing operations before income taxes.

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

The Clearing and Outsourcing Solutions segment is charged for services provided by other segments and records these costs as operating expenses. Prior to January 2007, the Clearing and Outsourcing Solutions segment was billed for these services on a mark-up basis with the other segments recording revenue for the amount of these billings. For the year ended June 30, 2007, 2006 and 2005, the Clearing and Outsourcing Solutions segment was billed $2.0 million, $4.5 million and $3.7 million, respectively, for services provided by the Investor Communication Solutions segment and $6.0 million, $12.4 million and $10.4 million, respectively, for services provided by the Securities Processing Solutions segment. Beginning in January 2007, the Company changed its methodology for charging the Clearing and Outsourcing Solutions segment for services provided by other segments. From January 1, 2007 through June 30, 2007, the Clearing and Outsourcing Solutions segment was charged $1.4 million from the Investor Communication Solutions segment and $2.1 million from the Securities Processing Solutions segment based on the cost of providing such services, the other segments record these services as cost transfers in cost of net revenues.

	Investor Communication Solutions	Securities Processing Solutions	Clearing and Outsourcing Solutions	Other	Foreign Exchange	Total
Year ended June 30, 2007
Net revenues	$1,545.4	$497.1	$93.8	$(7.0)	$8.6	$2,137.9
Earnings from continuing operations before income taxes	226.7	139.7	(11.9)	(36.4)	2.7	320.8
Assets	768.8	434.7	1,446.7	28.0	—	2,678.2
Capital expenditures for continuing operations	22.2	3.8	—	5.8	—	31.8
Depreciation and amortization	25.7	7.1	5.1	1.7	—	39.6
Year ended June 30, 2006
Net revenues	$1,391.2	$476.2	$80.6	$(16.8)	$2.1	$1,933.3
Earnings from continuing operations before income taxes	204.9	129.7	(25.0)	(8.0)	1.1	302.7
Assets	704.6	412.0	986.6	31.5	—	2,134.7
Capital expenditures for continuing operations	28.2	4.7	1.6	0.1	—	34.6
Depreciation and amortization	21.6	19.8	4.7	2.1	—	48.2
Year ended June 30, 2005
Revenues	$1,215.3	$461.4	$61.5	$(14.1)	$(7.0)	$1,717.1
Earnings from continuing operations before income taxes	176.3	128.8	(20.7)	(7.2)	(3.3)	273.9
Assets	685.9	396.4	1,264.6	39.6	—	2,386.5
Capital expenditures for continuing operations	24.4	8.9	—	—	—	33.3
Depreciation and amortization	21.2	19.9	2.5	2.0	—	45.6

Revenues and assets by geographic area are as follows:

	United States	Canada	United Kingdom	Other	Total
Year ended June 30, 2007
Net revenues	$1,911.5	$192.7	$16.9	$16.8	$2,137.9
Assets	$2,543.0	$75.7	$42.0	$17.5	$2,678.2
Year ended June 30, 2006
Net revenues	$1,722.6	$180.1	$16.2	$14.4	$1,933.3
Assets	$2,026.4	$59.6	$35.1	$13.6	$2,134.7
Year ended June 30, 2005
Revenues	$1,545.7	$138.1	$18.9	$14.4	$1,717.1
Assets	$2,310.0	$37.2	$25.6	$13.7	$2,386.5

NOTE 21. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly results of operations for the two fiscal years ended June 30, 2007 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended June 30, 2007
Net revenues	$440.1	$431.3	$492.8	$773.7
Gross margin	$97.5	$98.1	$117.7	$236.5
Net earnings from continuing operations	$28.5	$28.0	$41.9	$98.7
Net earnings	$28.5	$28.0	$41.9	$98.7
Basic earnings per share from continuing operations	$0.21	$0.20	$0.30	$0.71
Diluted earnings per share from continuing operations	$0.21	$0.20	$0.30	$0.71
Year ended June 30, 2006
Net revenues	$375.3	$389.4	$450.5	$718.1
Gross margin	$85.9	$91.9	$102.1	$220.4
Net earnings from continuing operations	$20.2	$26.4	$33.3	$100.6
Net earnings	$18.8	$13.6	$33.6	$100.7
Basic earnings per share from continuing operations	$0.15	$0.19	$0.24	$0.72
Diluted earnings per share from continuing operations	$0.15	$0.19	$0.24	$0.72

*    *    *    *    *    *    *

Broadridge Financial Solutions, Inc.

Schedule II—Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at beginning of period	Additions		Deductions	Balance at end of period
		Charged to costs and expenses	Other (1)
Year ended June 30, 2007:
Allowance for doubtful accounts:
Accounts receivable, net	$3,065	$658	—	$(1,164)	$2,559
Securities clearing receivables	$2,663	$26	—	$(593)	$2,096
Deferred tax valuation allowance	$19,800	$2,100	—	—	$21,900

Year ended June 30, 2006:
Allowance for doubtful accounts:
Accounts receivable, net	$4,816	$18	—	$(1,769)	$3,065
Securities clearing receivables	$3,678	$34	—	$(1,049)	$2,663
Deferred tax valuation allowance	$15,400	$4,400	—	—	$19,800

Year ended June 30, 2005:
Allowance for doubtful accounts:
Accounts receivable, net	$4,390	$2,863	—	$(2,437)	$4,816
Securities clearing receivables	—	—	$3,735	$(57)	$3,678
Deferred tax valuation allowance	$9,400	$6,000	—	—	$15,400

(1)	Represents the allowance for doubtful accounts recorded in purchase accounting.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Management Report

Attached as Exhibits 31.1 and 31.2 to this Form 10-K are certifications of Broadridge’s Chief Executive Officer and Principal Financial Officer, which are required by Rule 13a-14(a) of the Securities Exchange Act of 1934. This “Controls and Procedures” section should be read in conjunction with the Deloitte & Touche LLP attestation report on management’s assessment of Broadridge’s internal control over financial reporting that appears on page 54 of this Annual Report on Form 10-K and is hereby incorporated herein by reference.

Management’s Evaluation of Disclosure Controls and Procedures

Broadridge carried out an evaluation, under the supervision and with the participation of Broadridge’s management, including its Chief Executive Officer and Principal Financial Officer, of the effectiveness of Broadridge’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that Broadridge’s disclosure controls and procedures as of June 30, 2007 were effective to ensure that information required to be disclosed by Broadridge in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

It is the responsibility of Broadridge Financial Solutions, Inc.’s (“Broadridge”) management to establish and maintain effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Internal control over financial reporting is designed to provide reasonable assurance to Broadridge’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles.

Broadridge’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Broadridge; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Broadridge are being made only in accordance with authorizations of management and directors of Broadridge; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of Broadridge’s assets that could have a material effect on the financial statements of Broadridge.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has performed an assessment of the effectiveness of Broadridge’s internal control over financial reporting as of June 30, 2007 based upon criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that Broadridge’s internal control over financial reporting was effective as of June 30, 2007.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which attestation report appears on page 54 of this Annual Report on Form 10-K.

/s/ Richard J. Daly
Richard J. Daly Chief Executive Officer

/s/ Dan Sheldon Dan Sheldon Chief Financial Officer

Jersey City, New Jersey

August 23, 2007

Changes in Internal Control over Financial Reporting

There were no changes in Broadridge’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, Broadridge’s internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III.

ITEM 10. Directors. Executive Officers and Corporate Governance.

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement.

ITEM 11. Executive Compensation.

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement.

ITEM 14. Principal Accountant Fees and Services.

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement.

PART IV.

ITEM 15. Exhibits and Financial Statement Schedules.

(a)

The  following documents are filed as part of this Annual Report on Form 10-K:

1.      Financial Statements.

The Consolidated and Combined Financial Statements are listed under Item 8 of this Annual Report on Form 10-K. See Index to Financial Statements and Financial Statement Schedule on page 53.

2. Financial Statement Schedule.

Schedule II—Valuation and Qualifying Accounts is listed under Item 8 of this Annual Report on Form 10-K. See Index to Financial Statements and Financial Statement Schedule on page 53.

3. Exhibits.

The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index, which Exhibit Index is incorporated in this Annual Report on Form 10-K by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 23, 2007

BROADRIDGE FINANCIAL SOLUTIONS, INC.

By:	/s/ Richard J. Daly
Name: Richard J. Daly
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. Daly Richard J. Daly	Chief Executive Officer and Director (Principal Executive Officer)	August 23, 2007

/s/ Dan Sheldon Dan Sheldon	Chief Financial Officer (Principal Financial and Accounting Officer)	August 23, 2007

/s/ Arthur F. Weinbach Arthur F. Weinbach	Executive Chairman and Chairman of the Board	August 23, 2007

/s/ Leslie A. Brun Leslie A. Brun	Director	August 23, 2007

/s/ Richard J. Haviland Richard J. Haviland	Director	August 23, 2007

/s/ Alexandra Lebenthal Alexandra Lebenthal	Director	August 23, 2007

/s/ Stuart R. Levine Stuart R. Levine	Director	August 23, 2007

/s/ Thomas E. McInerney Thomas E. McInerney	Director	August 23, 2007

/s/ Alan J. Weber Alan J. Weber	Director	August 23, 2007

EXHIBIT INDEX

Exhibit Number	Description of Exhibit[1]
3.1	Certificate of Incorporation of Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 2, 2007).

3.2	Amended and Restated By-laws of Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 7, 2007).

4.1	Indenture dated as of May 29, 2007 by and between Broadridge Financial Solutions, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 30, 2007).

4.2	First Supplemental Indenture dated as of May 29, 2007 by and between Broadridge Financial Solutions, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed on May 30, 2007).

4.3	Form of 6.125% Senior Note due 2017 dated May 29, 2007 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on May 30, 2007).

10.1	Separation and Distribution Agreement, dated as of March 20, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 21, 2007).

10.2	Tax Allocation Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 2, 2007).

10.3	Transition Services Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 2, 2007).

10.4	Data Center Outsourcing Services Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 2, 2007).

10.5	Intellectual Property Transfer Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.4 to Form 8-K filed on April 2, 2007).

10.6	Employee Matters Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.5 to Form 8-K filed on April 2, 2007).

10.7	Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.6 to Form 8-K filed on April 2, 2007).

[1]	The SEC File No. for the Company’s Form 8-K Reports referenced is 001-33220.

10.8	Supplemental Officers Retirement Plan (incorporated by reference to Exhibit 10.7 to Form 8-K filed on April 2, 2007).

10.9	Change in Control Enhancement Agreement for Richard J. Daly (incorporated by reference to Exhibit 10.8 to Form 8-K filed on April 2, 2007).

10.10	Change in Control Enhancement Agreement for John Hogan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on April 2, 2007).

10.11	2007 Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to Form 8-K filed on April 2, 2007).

10.12	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (incorporated by reference to Exhibit 10.11 to Form 8-K filed on April 2, 2007).

10.13	Five-Year Credit Agreement dated as of March 29, 2007 by and among Broadridge Financial Solutions, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, Citibank, N.A., as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.12 to Form 8-K filed on April 2, 2007).

10.14	Interim Credit Agreement dated as of March 29, 2007 by and among Broadridge Financial Solutions, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.13 to Form 8-K filed on April 2, 2007).

10.15	Underwriting Agreement dated as of May 23, 2007 by and among Broadridge Financial Solutions, Inc. and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives of the underwriters party thereto (incorporated by reference to Exhibit 1.1 to Form 8-K filed on May 30, 2007).

14	Code of Ethics for the Company’s Principal Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 99.1 to Form 8-K filed on August 2, 2007).

21.1	Subsidiaries of the Company (incorporated by reference to Form S-3 filed on May 22, 2007).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.