Form 10-Q
period 2007-09-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2007-11-07
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-33220

BROADRIDGE FINANCIAL SOLUTIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-1151291
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1981 Marcus Avenue Lake Success, NY	11042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (516) 472-5400

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 31, 2007 was 139,420,362.

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

Broadridge Financial Solutions, Inc.

Condensed Consolidated and Combined Statements of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three months ended September 30,
	2007	2006
Revenues:
Services revenues	$435.5	$426.1
Other	24.5	19.4

Total revenues	460.0	445.5
Interest expense from securities operations	8.8	5.4

Net revenues	451.2	440.1

Cost of net revenues	334.2	342.6
Selling, general and administrative expenses	49.1	50.5
Other expenses, net	8.8	0.6

	392.1	393.7

Earnings before income taxes	59.1	46.4
Provision for income taxes	23.1	17.9

Net earnings	$36.0	$28.5

Earnings per share:
Basic	$0.26	$0.21
Diluted	$0.26	$0.21

Weighted-average shares outstanding:
Basic	139.1	138.8
Diluted	139.8	138.8

Dividends declared per common share	$0.06	na

na – not applicable

See Notes to Condensed Consolidated and Combined Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	September 30, 2007	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$86.4	$88.6
Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	27.0	66.4
Accounts receivable, net of allowance for doubtful accounts of $3.1 and $2.6, respectively	374.2	502.7
Securities clearing receivables, net of allowance for doubtful accounts of $2.1 and $2.1, respectively	1,290.6	1,241.2
Other current assets	66.7	61.1

Total current assets	1,844.9	1,960.0
Property, plant and equipment, net	74.5	77.4
Other non-current assets	138.1	129.2
Goodwill	484.4	480.2
Intangible assets, net	33.0	31.4

Total assets	$2,574.9	$2,678.2

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$91.3	$91.5
Accrued expenses and other current liabilities	193.0	287.9
Securities clearing payables	963.2	915.4
Deferred revenues	18.9	24.6
Short-term borrowings	108.7	109.2

Total current liabilities	1,375.1	1,428.6
Long-term debt	532.7	617.7
Other non-current liabilities	59.6	61.0
Deferred revenues	42.3	39.8

Total liabilities	2,009.7	2,147.1

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $.01 par value: Authorized, 650.0 shares; issued, 139.4 shares and 139.3 shares, respectively	1.4	1.4
Additional paid-in capital	418.9	412.9
Retained earnings	117.2	90.3
Treasury stock – at cost	(0.5)	(0.1)
Accumulated other comprehensive income	28.2	26.6

Total stockholders’ equity	565.2	531.1

Total liabilities and stockholders’ equity	$2,574.9	$2,678.2

See Notes to Condensed Consolidated and Combined Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated and Combined Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months ended September 30,
	2007	2006
Cash Flows From Operating Activities
Net earnings	$36.0	$28.5
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	9.9	9.8
Amortization of other assets	2.5	5.7
Deferred income taxes	(8.0)	(1.8)
Stock-based compensation expense	5.6	5.7
Other	(0.3)	2.2
Changes in operating assets and liabilities:
Current assets and liabilities:
Decrease in accounts receivable	129.0	43.6
Decrease (increase) in other current assets	(3.2)	11.5
Decrease in accounts payable	(0.4)	(14.7)
Decrease in accrued expenses and other current liabilities	(78.6)	(28.7)
Decrease in deferred revenues	(5.6)	(4.8)
Decrease in cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	39.4	0.1
Increase in securities clearing receivables	(49.4)	(193.9)
Increase in securities clearing payables	47.7	181.4
Non-current assets and liabilities:
Increase in other non-current assets	(13.1)	(7.1)
Increase in other non-current liabilities	8.3	0.2

Net cash flows provided by operating activities	119.8	37.7

Cash Flows From Investing Activities
Capital expenditures	(4.9)	(3.5)
Purchases of intangibles	(1.1)	(0.1)
Acquisition of a business	(6.1)	—

Net cash flows used in investing activities	(12.1)	(3.6)

Cash Flows From Financing Activities
Net payments on short-term debt	(17.0)	—
Payments on long-term debt	(85.0)	—
Dividends paid	(8.4)	—
Proceeds from exercise of stock options	0.5	—
Purchases of common stock	(0.5)	—
Payments on notes payable to ADP and ADP affiliates	—	(31.7)
Net returns of investments to ADP and ADP affiliates	—	(36.5)

Net cash flows used in financing activities	(110.4)	(68.2)

Effect of exchange rate changes on cash and cash equivalents	0.5	(0.1)

Net change in cash and cash equivalents	(2.2)	(34.2)
Cash and cash equivalents, beginning of period	88.6	50.1

Cash and cash equivalents, end of period	$86.4	$15.9

Supplemental disclosure of cash flow information:
Cash payments made for interest	$13.8	$5.6
Cash payments made for income taxes	$61.5	$0.7
Non-cash investing activities:
Increase in liabilities for property, plant and equipment	$2.4	$1.1
Transfer of equipment, software and software licenses to ADP	—	$24.0

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

B. Description of Business. The Company is a leading global provider of investor communication, securities processing, and clearing and outsourcing solutions to the financial services industry. The Company classifies its operations into the following three reportable segments:

•

Investor Communication Solutions — provides solutions for the processing and distribution of proxy materials to investors, as well as vote processing, and for the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions. Investor Communication Solutions also provides financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, and imaging, archival and workflow solutions.

•

Securities Processing Solutions — provides advanced, computerized real-time transaction processing services that automate the securities transaction lifecycle. Securities Processing Solutions’ products and services include desktop productivity tools and portfolio management, order capture and execution, trade confirmation, settlement and accounting services.

•

Clearing and Outsourcing Solutions — provides securities clearing services, which include the process of matching, recording, and processing transaction instructions and then exchanging payment between counterparties. The Company’s securities clearing solutions enable clients to finance inventory and margin balances. The Company’s operations outsourcing solutions allow broker-dealers to outsource certain administrative functions relating to clearing and settlement to the Company, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their business.

C. Basis of Presentation. The Condensed Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These financial statements present the consolidated position of the Company as a separate, stand-alone entity subsequent to the Distribution, presented along with the historical operations of the brokerage services business on a combined basis which were operated as part of ADP prior to the Distribution. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. Amounts included in retained earnings reflect the Company’s earnings subsequent to the Distribution. The Company’s combined results of operations and cash flows for periods prior to the Distribution may not be indicative of its future performance and do not necessarily reflect what its results of operations and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented, including changes in its operations and capitalization as a result of the separation from ADP. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s financial statements for the fiscal year ended June 30, 2007 in the Company’s Annual Report on

Form 10-K for the fiscal year ended June 30, 2007 (the “2007 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2007.

The Condensed Consolidated and Combined Financial Statements for periods prior to the Distribution include costs for facilities, functions and services used by the Company at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on usage. Following the separation from ADP, the Company performs these functions using internal resources or purchased services, certain of which may be provided by ADP during a transitional period pursuant to the transition services agreement. Refer to Note 10, “Transactions with Former Parent,” for a detailed description of the Company’s transactions with ADP subsequent to the Distribution. The expenses allocated to the Company for these services are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions. The Company’s Condensed Consolidated and Combined Financial Statements include the following transactions with ADP or ADP affiliates prior to the Distribution:

Overhead Expenses: The Condensed Consolidated and Combined Statements of Earnings of the Company include an allocation of certain general expenses of ADP and ADP affiliates, which were in support of the Company, including departmental costs for information technologies, travel, treasury, tax, internal audit, risk management, real estate, benefits and other corporate and infrastructure costs. The Company was allocated $2.8 million of these overhead costs related to ADP’s shared functions for the three months ended September 30, 2006. These allocated costs are reported in selling, general and administrative expenses. These allocations were based on a variety of factors. The cost for information technology support was allocated based on the number of Company end-users in relation to ADP’s total number of users. The allocation of the travel department costs was based on the estimated percentage of travel directly related to the Company. The allocation of the treasury department costs was a combination of an estimated percentage of support staff time and bank service charges that are directly related to the Company’s activities. The allocation of the internal audit department costs was based on the internal audit hours incurred for the Company in relation to ADP’s total internal audit hours. The allocation of the risk management department costs was based on the estimated percentage of insurance coverage for the Company in relation to ADP’s total insurance coverage. The allocation of the real estate department costs was based on the number of leased facilities for the Company managed by ADP’s Corporate real estate department in relation to ADP’s total leased facilities. All other allocations were based on an estimated percentage of support staff time related to the Company in comparison to ADP as a whole. Management believes that these allocations were made on a reasonable basis.

Royalty Fees: The Condensed Consolidated and Combined Statements of Earnings include a trademark royalty fee charged by ADP to the Company based on revenues for licensing fees associated with the use of the ADP trademark. The Company was charged $11.3 million for the three months ended September 30, 2006 for such trademark royalty fees. This charge is recorded in Selling, general and administrative expenses.

Services Received from ADP Affiliated Companies: Certain systems development functions were outsourced to an ADP shared services facility located in India. This facility provided services to the Company as well as to ADP affiliates. The Company purchased $2.3 million of services from this facility for the three months ended September 30, 2006. The cost of these services is included within Cost of net revenues. The Company recorded a charge of $27.5 million for the use of ADP’s shared services data center for the three months ended September 30, 2006. The charge for these services is included within Cost of net revenues.

Services Provided to ADP Affiliated Companies: The Company has charged ADP and ADP affiliates for providing certain investor communication services. The Company recorded revenue of $4.2 million for these services for the three months ended September 30, 2006. These charges approximate what the Company would have charged a third-party customer for similar services. Management believes that these charges were made on a reasonable basis.

Notes Payable to ADP Affiliated Parties: The Condensed Consolidated and Combined Statements of Earnings for the three months ended September 30, 2006 includes a charge of $0.5 million for interest expense on notes payable to ADP affiliated parties.

Other Services: The Company received other services from ADP and ADP affiliates including payroll processing services and the use of information technology software for recruiting employees. The Company was primarily charged at a fixed rate per employee per month for such payroll processing services. The charge for the use of information technology software for recruiting employees was based on the Company’s headcount in relation to ADP’s total headcount. Expenses incurred for such services were $0.2 million for the three months ended September 30, 2006. These costs are included in the Condensed Consolidated and Combined Statements of Earnings in Selling, general and administrative expenses.

D. Financial Instruments. Substantially all of the financial instruments of the Company other than long-term debt are carried at market or fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. The carrying value of the Company’s long-term variable-rate debt approximates fair value because these instruments reflect market changes to interest rates. The carrying value of the Company’s long-term fixed-rate debt represents the face value of the debt net of the unamortized discount. The fair value of the Company’s long-term fixed-rate debt is based on quoted market prices.

E. Reclassifications. Certain prior year information has been reclassified to conform to the current year presentation. The Company has provided further detail to the changes in operating assets and liabilities as well as payments on notes payable to ADP and ADP affiliates in the Condensed Consolidated and Combined Statements of Cash Flows.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions by prescribing a minimum recognition threshold for recognition of tax benefits in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of applying FIN 48, the amount of benefit recognized in the financial statements may differ from the amount taken or expected to be taken in a tax return. These differences are referred to as unrecognized tax benefits and represent financial statement liabilities. In the event unrecognized tax positions are ultimately allowed (for example, when the matter is settled with taxing authorities or statutes of limitations expire), the benefit is recognized, generally resulting in a reduction of tax expense in the period of recognition. The Company’s adoption of FIN 48 on July 1, 2007 resulted in a decrease to Retained earnings of $0.7 million and an increase to Other non-current liabilities of $0.7 million. See Note 8 for further discussion regarding the adoption of FIN 48.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt SFAS No. 159 on July 1, 2008. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

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

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing the Company’s net income by the weighted average number of common shares outstanding for periods presented. On March 30, 2007, the separation from ADP was completed in a tax-free distribution to the Company’s stockholders of one share of the Company’s common stock for every four shares of ADP common stock held on March 23, 2007. As a result, on March 30, 2007, the Company had 138.8 million shares of common stock outstanding, and this share amount is being utilized for the calculation of basic earnings per share for all periods presented prior to the Distribution. For all periods prior to the Distribution, the same number of shares is being used for diluted earnings per share as for basic EPS as no common stock of the Company existed prior to March 30, 2007 and no equity awards of the Company were outstanding for the prior periods.

As of September 30, 2007, the computation of diluted earnings per share does not include 11.2 million options to purchase Broadridge common stock, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months ended September 30,
	2007	2006
Weighted-average shares outstanding:
Basic	139.1	138.8
Common stock equivalents	0.7	—

Diluted	139.8	138.8

NOTE 4. OTHER EXPENSES, NET

Other expenses, net consist of the following:

	Three months ended September 30,
	2007	2006
Interest expense on notes payable to affiliated parties	$—	$0.5
Interest expense on borrowings	9.1	—
Interest income	(0.3)	—
Foreign exchange (gain) loss	(0.1)	0.1
Other	0.1	—

Other expenses, net	$8.8	$0.6

NOTE 5. SECURITIES CLEARING RECEIVABLES AND PAYABLES

Securities clearing receivables and payables consist of the following:

	September 30, 2007	June 30, 2007
Receivables:
Clearing customers	$713.9	$725.5
Securities borrowed	148.9	130.6
Broker-dealers and other	145.9	186.9
Clearing organizations	160.7	47.5
Securities failed to deliver	121.2	150.7

Total	$1,290.6	$1,241.2

Payables:
Clearing customers	$720.6	$665.2
Securities loaned	13.4	7.0
Broker-dealers and other	114.0	107.8
Securities failed to receive	115.2	135.4

Total	$963.2	$915.4

As of September 30, 2007, the Company has received collateral, primarily in connection with customer margin loans, securities borrowed transactions and correspondent accounts with a market value of approximately $6,460.2 million, which it can sell or repledge. Of this amount, approximately $562.6 million had been pledged or sold as of September 30, 2007 in connection with securities loaned, street-side settlement and cash deposits with clearing organizations.

As a registered broker-dealer and member of the New York Stock Exchange (“NYSE”) and the Financial Industry Regulatory Authority (“FINRA”), the Company’s Ridge Clearing & Outsourcing Solutions, Inc. subsidiary (“Ridge Clearing”) is subject to the Uniform Net Capital Rule 15c3-1 of the SEC (“Rule 15c3-1”). Ridge Clearing computes its net capital under the alternative method permitted by Rule 15c3-1, which requires Ridge Clearing to maintain minimum net capital equal to the greater of $1.5 million or 2% of aggregate debit items arising from customer transactions. The NYSE and FINRA may require a member firm to reduce its business if its net capital is less than 4% of aggregate debit items, or may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit items. At September 30, 2007, Ridge Clearing had net capital of $213.3 million, which was approximately 23.4% of aggregate debit items and exceeded the minimum requirements by $195.1 million.

Ridge Clearing owns 142.8571 series A common shares of CAPCO Holdings, Inc. (“CAPCO”) to gain access to the Securities Investor Protection Corporation (“SIPC”) excess bond for customer protection that is furnished by CAPCO. The excess SIPC bond provides for insurance coverage up to the net equity of each customer’s account. Under the terms of the Excess SIPC bond, Ridge Clearing is required to maintain net capital of $200.0 million as defined under Rule 15c3-1, for two consecutive quarters within the twelve-month period ending September 30th of each year.

NOTE 6. BORROWINGS

The Company’s outstanding borrowings consisted of the following

	Expiration Date	September 30, 2007	June 30, 2007
Short-term
Securities clearing credit facility	Demand	$108.7	$109.2

Long-term
Term loan facility	March 2012	285.0	370.0
Senior notes	June 2017	247.7	247.7

		532.7	617.7

		$641.4	$726.9

In addition, the Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million. No amounts were outstanding under this credit facility at September 30, 2007.

At September 30, 2007 and June 30, 2007, the Company was in compliance with the covenants of its debt obligations.

The fair value of the fixed-rate senior notes at September 30, 2007 was $241.5 million based on quoted market prices. The carrying value of the other variable-rate borrowings listed above approximate fair value. Amounts are due on the expiration dates listed above.

NOTE 7. STOCK-BASED COMPENSATION

Incentive Equity Awards Converted from ADP Awards. Prior to March 31, 2007, all employee equity awards (stock options and restricted stock) were granted by ADP. At the time of the Distribution, ADP’s outstanding equity awards for employees of the Company were converted into equity awards of Broadridge at a ratio of 2.4569 Broadridge stock options for every ADP stock option held prior to the Distribution and 2.2386 Broadridge time-based restricted shares for every share of ADP time-based restricted stock held prior to the Distribution, and 2.4569 Broadridge performance-based restricted shares for every share of ADP performance-based restricted stock held prior to the Distribution. As a result, the Company issued 17.4 million stock options (weighted average exercise price of $18.62), 0.3 million time-based restricted shares and 0.8 million performance-based restricted shares upon completion of the conversion of existing ADP equity awards into the Company’s equity awards. As the conversion was considered a modification of an award in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), the Company compared the fair value of the award immediately prior to the Distribution to the fair value immediately after the Distribution to measure the incremental compensation cost. The conversion resulted in an increase in the fair value of the awards by $2.3 million, of which $1.3 million was recognized in the year ended June 30, 2007, $0.2 million was recognized in the three months ended September 30, 2007 and $0.8 million will be recognized over the remaining vesting period of the associated modified unvested options.

Incentive Equity Awards Granted by the Company. Prior to the Distribution, the Company adopted The Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (the “2007 Plan”). The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock awards, stock bonuses and performance compensation awards, or a combination of the foregoing to employees, directors, and consultants or advisors to the Company.

The activity related to the Company’s incentive equity awards for the three months ended September 30, 2007 consisted of the following:

	Stock Options		Time-based Restricted Stock		Performance-based Restricted Stock
	Number of Options (c)	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Balances at June 30, 2007	17,211,073	$18.67	338,471	$19.72	769,814	$19.70
Granted	—	—	—	—	1,105	19.70
Exercised (a)	(31,865)	15.74	—	—	—	—
Vesting of Restricted Shares	—	—	(71,883)	19.70	—	—
Cancelled/forfeited	(95,999)	19.00	(748)	19.70	(8,227)	19.70

Balances at September 30, 2007 (b)	17,083,209	$18.67	265,840	$19.73	762,692	$19.70

(a)	Stock options exercised during the period of July 1, 2007 through September 30, 2007 had an intrinsic value of $0.1 million.

(b)	As of September 30, 2007, the Company’s outstanding “in the money” stock options using the quarter-end share price of $18.95 (approximately 10.7 million shares) had an aggregate intrinsic value of $19.3 million.

(c)	Options outstanding as of September 30, 2007 have a weighted average remaining contractual life of 4.46 years and 9.6 million options are exercisable.

The Company accounts for stock-based compensation in accordance with SFAS No. 123R which requires the measurement of stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $5.6 million and $5.7 million was recognized in earnings for the three months ended September 30, 2007 and 2006, respectively, as well as related tax benefits of $2.2 million and $2.2 million, respectively.

As of September 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards amounted to $12.8 million and $11.4 million, respectively, which will be amortized over the weighted average remaining requisite service periods of 3.3 years and 1.4 years, respectively.

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

NOTE 8. INCOME TAXES

On July 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 prescribes a recognition threshold and measurement calculus for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained under audit, the Company recognizes a benefit amount that reflects the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. Conversely, for tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit.

As a result of the implementation of FIN 48, the Company recognized an increase of $0.7 million in the liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings on the Condensed Consolidated Balance Sheet at July 1, 2007. The total gross amount of unrecognized tax benefits was $1.0 million as of July 1, 2007. The amount of the unrecognized tax benefits at July 1, 2007 that, if recognized, would affect the Company’s effective tax rate is $0.7 million. The Company’s liability for unrecognized tax benefits increased by a gross amount of $0.4 million during the three months ended September 30, 2007. The increase relates to tax positions taken during prior periods.

The Company’s policy with respect to interest and penalties associated with uncertain tax positions is not to include them in income tax expense but include penalties as a component of other accrued expenses and interest in interest expense. During the three months ended September 30, 2007, the Company recognized $0.1 million in interest and penalties. Included within the unrecognized tax benefits recorded on July 1, 2007 was accrued interest and penalties of $0.4 million.

The Company, headquartered in the United States of America, is expected to be routinely examined by the U.S. Internal Revenue Service (the “IRS”) and by the tax authorities in the U.S. states and foreign countries in which it conducts business. The Company is currently not under tax audit for any tax period subsequent to the Distribution in any tax jurisdiction. For tax periods prior to the Distribution, the Company was included within the IRS U.S. federal income tax audit of ADP and in the ADP tax audits at the state and foreign country level where the Company was included within an ADP tax group or legal entity.

With respect to U.S. federal income taxes, as a former member of the ADP U.S. federal income tax consolidation, the Company is included in any IRS examination of ADP for periods up to and including March 30, 2007. As a member of the ADP U.S. federal income tax consolidated group, and pursuant to a tax allocation agreement between the Company and ADP, the U.S. federal income tax payable of the Company for the period ended March 30, 2007, will be assumed by ADP. In addition, any items of income or expense successfully challenged by the IRS attributable to the business operations of the Company for tax periods ended March 30, 2007 or earlier, will be tax liabilities assumed by ADP. Correspondingly, any items of income or expense attributable to the business operations of the Company for tax periods ended March 30, 2007 or earlier, which are settled favorably with the IRS by ADP, will remain with ADP. Accordingly, the Company has not established any tax reserves or tax assets with respect to U.S. federal income taxes for the tax period ended March 30, 2007.

The tax allocation agreement between the Company and ADP also extends to the Company’s U.S. state income tax and certain foreign income tax liabilities and tax assets attributable to the Company’s business operations for tax periods ended March 30, 2007 or earlier, ADP will either make payments directly to the appropriate tax authorities or reimburse the Company for tax payments the Company made to the tax authorities that related to tax liabilities subject to the tax allocation agreement to the extent that such tax liabilities are in excess of amounts provided for in respect of such income taxes on the Condensed Combined Balance Sheet of the Company including the notes thereto, as of March 30, 2007.

NOTE 9. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company is subject to various claims and litigation in the normal course of business. The Company does not believe that the resolution of these matters will have a material impact on its Condensed Consolidated and Combined Financial Statements.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at September 30, 2007 or at June 30, 2007. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

In the normal course of business, the securities activities of the Clearing and Outsourcing Solutions business primarily involve executions, settlement and financing of various securities transactions for a nationwide retail and institutional, customer and non-customer client base, introduced by its correspondent broker-dealers. These activities may expose the Company to risk in the event customers, other broker-dealers, banks, clearing organizations or depositories are unable to fulfill contractual obligations.

The Company’s Clearing and Outsourcing Solutions segment conducts business with broker-dealers, clearing organizations and depositories that are primarily located in the New York area. Banking activities are conducted mainly with commercial banks located in the New York area and throughout the country to support customer securities activities of correspondent broker-dealers.

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

The Company may be exposed to a risk of loss not reflected in the Condensed Consolidated Balance Sheets for securities sold, not yet purchased, should the value of such securities rise. The securities lending activities of the Company’s Clearing and Outsourcing Solutions segment require the Company to pledge securities as collateral. In the event the counterparty is unable to meet its contractual obligation, the Company may be exposed to off-balance sheet risk of acquiring securities at prevailing market prices. The Company monitors the credit standing of counterparties with whom it conducts business. Risk is further controlled by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral level in the event of excess market exposure or instituting securities buy-in procedures when required.

The Company also provides guarantees to securities clearinghouses and exchanges. Under the standard membership agreement, members are required to guarantee the performance of the other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearinghouse, the other members would be required to meet any shortfalls. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried on the Condensed Consolidated Balance Sheets for these transactions.

NOTE 10. TRANSACTIONS WITH FORMER PARENT

Prior to the Distribution, the Company entered into a transition services agreement with ADP to provide for an orderly transition to being an independent company. Among the principal services provided to us by ADP are operational and administrative infrastructure-related services such as accounts payable processing, procurement support and human resources administrative services. The agreement will expire and services under it will cease no later than March 2008 or sooner in the event the Company no longer requires such services. For the three months ended September 30, 2007, the Company recorded $1.0 million of expenses in the Condensed Consolidated and Combined Statements of Earnings related to these services.

ADP and the Company entered into a number of commercial service agreements pursuant to which ADP and the Company are providing services to each other. Services provided by ADP to the Company include human resources, payroll and benefits administration services provided by ADP in the ordinary course of its business to third party entities on terms and conditions management believes are similar to those the Company could obtain from other providers of these services. For the three months ended September 30, 2007, the Company recorded $0.3 million of expenses in the Condensed Consolidated and Combined Statements of Earnings related to these agreements. Services provided by the Company to ADP include providing fulfillment and other services that the Company provides in the ordinary course of its business to third parties on terms and conditions it believes are similar to those available to other third parties. For the three months ended September 30, 2007, the Company recorded $4.3 million of revenue in the Condensed Consolidated and Combined Statements of Earnings related to these agreements.

The Company entered into a data center outsourcing services agreement with ADP prior to the Distribution under which ADP provides the Company with data center services consistent with the services provided to the Company immediately prior to the Distribution, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the three months ended September 30, 2007, the Company recorded $26.1 million of expenses in the Condensed Consolidated and Combined Statements of Earnings related to this agreement.

NOTE 11. COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three months ended September 30,
	2007	2006
Net earnings	$36.0	$28.5
Foreign currency translation adjustments	1.6	(1.1)

Comprehensive income	$37.6	$27.4

NOTE 12. INTERIM FINANCIAL DATA BY SEGMENT

Investor Communication Solutions, Securities Processing Solutions and Clearing and Outsourcing Solutions are the Company’s reportable segments. The primary components of “Other” are the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign exchange is a reconciling item between the actual foreign exchange rates and fiscal 2008 budgeted foreign exchange rates. The prior year’s reportable segment Net revenues and Earnings before income taxes have been adjusted to reflect updated fiscal 2008 budgeted foreign exchange rates, this adjustment represents a reconciling difference to Net revenues and Earnings before income taxes.

Certain corporate expenses, as well as certain centrally managed expenses, are allocated based upon budgeted amounts. Because the Company compensates the management of its various businesses on, among other factors, segment profit, the Company may elect to record certain segment-related expense items of an unusual or non-recurring nature in other rather than reflect such items in segment profit.

The Clearing and Outsourcing Solutions segment is charged for services provided by other segments and records these costs as operating expenses. Prior to January 2007, the Clearing and Outsourcing Solutions segment was billed for these services on a mark-up basis with the other segments recording revenue for the amount of these billings. For the three months ended September 30, 2006, the Clearing and Outsourcing Solutions segment was billed $1.0 million for services provided by the Investor Communication Solutions segment and $2.9 million for services provided by the Securities Processing Solutions segment. Beginning in January 2007, the Company changed its methodology for charging the Clearing and Outsourcing Solutions segment for services provided by other segments. For the three months ended September 30, 2007, the Clearing and Outsourcing Solutions segment was charged $0.7 million from the Investor Communication Solutions segment and $1.2 million from the Securities Processing Solutions segment based on the cost of providing such services. The other segments record these services as cost transfers in Cost of net revenues.

Segment results:

	Net revenues
	Three months ended September 30,
	2007	2006
Investor Communication Solutions	$299.1	$308.0
Securities Processing Solutions	124.4	116.5
Clearing and Outsourcing Solutions	24.7	21.8
Other	2.4	(3.9)
Foreign exchange	0.6	(2.3)

Total	$451.2	$440.1

	Earnings before Income Taxes
	Three months ended September 30,
	2007	2006
Investor Communication Solutions	$29.8	$24.6
Securities Processing Solutions	38.8	30.5
Clearing and Outsourcing Solutions	(2.0)	(5.6)
Other	(7.8)	(2.3)
Foreign exchange	0.3	(0.8)

Total	$59.1	$46.4

* * * * * * *

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Consolidated and Combined Financial Statements (the “Financial Statements”) and accompanying Notes thereto included elsewhere herein.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. These risks and uncertainties include those risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (the “2007 Annual Report”). Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this Quarterly Report on Form 10-Q and our 2007 Annual Report. These risks include:

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

•

Broadridge’s ability to continue to obtain data center services from its former parent company, ADP, as well as to obtain transitional services from ADP for up to one year from the date of Broadridge’s March 2007 spin-off from ADP;

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

Clearing and Outsourcing Solutions

Securities clearing and settlement is the process of matching, recording, and processing transaction instructions and then exchanging payment between counterparties. Our securities clearing services enable clients to utilize our broker-dealer business to finance inventory and margin balances. Our operations outsourcing solutions allow brokers to outsource certain administrative functions relating to clearing and settlement to us, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their business. These services are provided through our subsidiary Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge Clearing”).

The Separation of Broadridge from ADP

The spin-off of Broadridge by ADP became effective on March 30, 2007 through a distribution of 100% of the common stock of the Company to the holders of record of ADP’s common stock. The Distribution was effected pursuant to a separation and distribution agreement by which ADP contributed to the Company the subsidiaries that operated its brokerage services business which includes the businesses described above. ADP distributed all of the shares of Broadridge as a dividend on ADP common stock, in the amount of one share of our common stock for every four shares outstanding of ADP common stock to each stockholder on the record date.

In connection with the spin-off, we made a cash payment to ADP on March 30, 2007 of $690.0 million which was financed through borrowings under $1,190.0 million of credit facilities that were entered into on March 29, 2007. The payment was made to ADP as a dividend. These borrowings consisted of $440.0 million under a five-year term loan facility and $250.0 million under a one-year revolving credit facility. The credit facilities are subject to covenants including financial covenants consisting of a leverage ratio and an interest coverage ratio. In May 2007, we repaid the $250.0 million one-year revolving credit facility with the proceeds of our offering of $250.0 million in aggregate principal amount of senior notes (the “Senior Notes”) and cash. The Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Senior Notes is payable semi-annually in arrears on June 1st and December 1st of each year, beginning on December 1, 2007. The indenture governing the Senior Notes contains certain restrictive covenants, which, among other things, limit our ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. The indenture also contains a covenant requiring the repurchase of the Senior Notes upon a change of control triggering event. The Senior Notes are senior unsecured obligations and rank equally with our other senior indebtedness. Broadridge may redeem the Senior Notes in whole or in part at any time prior to their maturity. The one-year revolving credit facility was cancelled upon repayment. Through September 30, 2007, we repaid $155.0 million of the five-year term loan facility.

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

The Financial Statements in this Quarterly Report on Form 10-Q for the periods ended on or after the Distribution are presented on a consolidated basis and include the accounts of Broadridge and its majority-owned subsidiaries. The Financial Statements for the periods presented prior to the Distribution are presented on a combined basis and represent those entities that were ultimately transferred to Broadridge as part of the spin-off. The assets and liabilities presented have been reflected on a historical basis, as prior to the Distribution such assets and liabilities were owned by ADP. However, the Financial Statements for the periods presented prior to the Distribution do not include all of the actual expenses that would have been incurred had Broadridge been a stand-alone entity during the periods presented and do not reflect Broadridge’s combined results of operations, financial position and cash flows had Broadridge been a stand-alone company during the periods presented. The results of operations, financial position and cash flows for periods prior to the Distribution are not necessarily indicative of the results that may be expected for any other future period as a result of the presentation described above.

Basis of Presentation

The Condensed Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These Financial Statements present the consolidated position of the Company as a separate, stand-alone entity subsequent to the Distribution, presented along with the historical operations of the brokerage services business on a combined basis which were operated as part of ADP prior to the Distribution. These Financial Statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. Amounts included in retained earnings reflect the Company’s earnings subsequent to the Distribution. The Company’s combined results of operations and cash flows for periods prior to the Distribution may not be indicative of its future performance and do not necessarily reflect what its results of operations and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented, including changes in its operations and capitalization as a result of the separation from ADP. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Financial Statements should be read in conjunction with our 2007 Annual Report.

In presenting the Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported.

The Condensed Consolidated and Combined Financial Statements for periods prior to the Distribution include costs for facilities, functions and services used by the Company at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on usage. Following the separation from ADP, the Company performs these functions using internal resources or purchased services, certain of which may be provided by ADP during a transitional period pursuant to the transition services agreement. Refer to Note 10, “Transactions with Former Parent,” for a detailed description of the Company’s transactions with ADP subsequent to the Distribution. The expenses allocated to the Company for these services are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions.

Critical Accounting Policies

The preparation of our Financial Statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the Financial Statements. The estimates are based on historical experience and are believed to be reasonable. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in Item 7 of Part II of our 2007 Annual Report in the Critical Accounting Policies section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations

The following discussions of Analysis of Condensed Consolidated and Combined Operations and Analysis of Reportable Segments refer to the three months ended September 30, 2007 compared to the same period in 2006. The Analysis of Condensed Consolidated and Combined Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Condensed Consolidated and Combined Statements of Earnings.

Analysis of Condensed Consolidated and Combined Operations

	Three months ended September 30,
	2007	2006	Change ($)	Change (%)
		($ in millions)
Net revenues	$451.2	$440.1	$11.1	2.5

Cost of net revenues	334.2	342.6	(8.4)	(2.5)
Selling, general and administrative expenses	49.1	50.5	(1.4)	(2.8)
Other expenses, net	8.8	0.6	8.2	NM	*

Total expenses	392.1	393.7	(1.6)	(0.4)

Earnings before income taxes	59.1	46.4	12.7	27.4
Margin	13.1%	10.5%		2.6	pts.

Provision for income taxes	23.1	17.9	5.2	29.1
Effective tax rate	39.0%	38.5%		0.5	pts.

Net earnings	$36.0	$28.5	$7.5	26.3

Basic and diluted earnings per share	$0.26	$0.21	$0.05	23.8

*	Not Meaningful

Total Net Revenues. Total Net revenues for the three months ended September 30, 2007 were $451.2 million, an increase of $11.1 million or 2.5%, compared to $440.1 million for the three months ended September 30, 2006. The increase reflects net revenue growth in our business segments driven by internal growth due to higher trade volume from our existing clients, new business growth and $3.9 million in one-time items. Partially offsetting the revenue gain was lower distribution revenue and two previously announced client losses that impacted gains in all three of our business segments. Investor Communication Solutions Net revenues decreased by $8.9 million, or 2.9%. The decrease is driven by lower distribution fees and the previously announced loss of a large client, partially offset by higher internal growth and event-driven business. Excluding the $9.0 million decrease in Revenues associated with the previously announced loss of a large client, Revenues would be unchanged from the prior fiscal year quarter. Securities Processing Solutions Net revenues increased $7.9 million, or 6.8%, driven by higher trade volume from existing clients. Excluding the $4.7 million decrease in Revenues associated with the loss of a large client, Revenues would have increased $12.6 million or 10.8%. Clearing and Outsourcing Solutions Net revenues increased $2.9 million, or 13.3% driven by net new business and internal growth from existing clients. Excluding the $1.8 million decrease in Net revenues associated with the previously announced loss of a large client, Net revenues would have increased $4.7 million or 21.6%. Net revenues were also favorably impacted by $2.9 million due to fluctuations in foreign currency exchange rates and $6.3 million increase in Other segment revenues. The increase in Other segment revenues of $6.3 million reflects $3.9 million related to the change in methodology for charging the Clearing and Outsourcing Solutions segment for services provided by the Company’s other segments, and $1.8 million in one-time non-recurring termination fees, and the elimination of intercompany interest expense from our securities operations.

Total Expenses. Total expenses for the three months ended September 30, 2007 were $392.1 million, a decrease of $1.6 million, or 0.4%, compared to $393.7 million for the three months ended September 30, 2006. The decrease in total expenses reflects $11.3 million in royalty fees which are no longer paid to ADP and $13.2 million in lower distribution expenses. Partially offsetting these decreases were higher incremental public company expenses of $5.1 million, $2.1 million in one-time non-recurring transition costs and $9.1 million in interest expense related to our borrowings. Cost of net revenues decreased by $8.4 million, or 2.5%, for the three months ended September 30, 2007. The decrease was attributable to lower Cost of net revenues in our Investor Communications Solutions segment of $10.7 million, or 4.2%, driven by a $13.2 million decrease in distribution costs attributable to a change in the mix of mailings and the previously announced client loss. Clearing and Outsourcing Solutions Cost of net revenues decreased $1.4 million, resulting from the change in methodology for charging of services provided by the Company’s other segments. Other Segment Cost of net revenues increased $2.3 million, $3.9 million of which was due to the change in methodology for charging the Clearing and Outsourcing Solutions segment for services provided by the Company’s other segments. Fluctuations in foreign currency exchange rates also increased Cost of net revenues by $1.6 million. Selling, general and administrative expenses decreased by $1.4 million, or 2.8%. The decrease is attributable to the elimination of royalty fees previously paid to ADP of $11.3 million, partially offset by $ 5.1 million in incremental public company expenses and one-time transition costs of $2.1 million. Other expenses, net increased $8.2 million due to $9.1 million related to interest expense on borrowings, partially offset by $0.5 million in lower interest expense on notes payable to affiliated parties.

Earnings before Income Taxes. Earnings before income taxes for the three months ended September 30, 2007 were $59.1 million, an increase of $12.7 million, or 27.4%, compared to $46.4 million for the three months ended September 30, 2006. The increase was due to the increase in Net revenues and lower expenses discussed above. Overall margin increased from 10.5% to 13.1% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Excluding one-time transition costs of $2.1 million, overall margin increased from 10.5% to 13.6%.

Provision for Income Taxes. Our effective tax rate for the three months ended September 30, 2007 was 39.0%, compared to 38.5% for the three months ended September 30, 2006. The increase in the effective tax rate is attributable to the increase in tax expense for the three months ended September 30, 2007 to reflect the decrease in unrecognized tax benefits as determined under the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

Net Earnings and Basic and Diluted Earnings per Share. Net earnings for the three months ended September 30, 2007 were $36.0 million, an increase of $7.5 million, or 26.3%, compared to $28.5 million for the three months ended September 30, 2006. The increase in net earnings reflects increased Net revenues, lower total expenses, partially offset by a higher provision for income taxes. Basic and diluted earnings per share increased 23.8%, to $0.26 for the three months ended September 30, 2007.

Analysis of Reportable Segments

Investor Communication Solutions, Securities Processing Solutions and Clearing and Outsourcing Solutions are the Company’s reportable segments. The primary components of “Other” are the elimination of intersegment revenues and profits and certain unallocated expenses. Foreign exchange is a reconciling item between the actual foreign exchange rates and fiscal year 2008 budgeted foreign exchange rates. The prior fiscal year’s reportable segment Net revenues and Earnings before income taxes have been adjusted to reflect updated fiscal year 2008 budgeted foreign exchange rates. This adjustment represents a reconciling difference to Net revenues and Earnings before income taxes.

Certain corporate expenses, as well as certain centrally managed expenses, are allocated based upon budgeted amounts. Because the Company compensates the management of its various businesses on, among other factors, segment profit, the Company may elect to record certain segment-related expense items of an unusual or non-recurring nature in consolidation rather than reflect such items in segment profit.

The Clearing and Outsourcing Solutions segment is charged for services provided by other segments and records these costs as operating expenses. Prior to January 2007, the Clearing and Outsourcing Solutions segment was billed for these services on a mark-up basis with the other segments recording revenue for the amount of these billings. For the three months ended September 30, 2006, the Clearing and Outsourcing Solutions segment was billed $1.0 million for services provided by the Investor Communication Solutions segment and $2.9 million for services provided by the Securities Processing Solutions segment. Beginning in January 2007, the Company changed its methodology for charging the Clearing and Outsourcing Solutions segment for services provided by other segments. For the three months ended September 30, 2007, the Clearing and Outsourcing Solutions segment was charged $0.7 million from the Investor Communication Solutions segment and $1.2 million from the Securities Processing Solutions segment based on the cost of providing such services. The other segments record these services as cost transfers in Cost of net revenues.

Net Revenues

	Three months ended September 30,
	2007	2006	Change ($)	Change (%)
	($ in millions)
Investor Communication Solutions	$299.1	$308.0	$(8.9)	(2.9)
Securities Processing Solutions	124.4	116.5	7.9	6.8
Clearing and Outsourcing Solutions	24.7	21.8	2.9	13.3
Other	2.4	(3.9)	6.3	NM	*
Reconciling item:
Foreign Exchange	0.6	(2.3)	2.9	NM	*

Total net revenues	$451.2	$440.1	$11.1	2.5

*	Not Meaningful

    Earnings Before Income Taxes

	Three months ended September 30,
	2007	2006	Change ($)	Change (%)
	($ in millions)
Investor Communication Solutions	$29.8	$24.6	$5.2	21.1
Securities Processing Solutions	38.8	30.5	8.3	27.2
Clearing and Outsourcing Solutions	(2.0)	(5.6)	3.6	64.3
Other	(7.8)	(2.3)	(5.5)	NM	*
Reconciling item:
Foreign Exchange	0.3	(0.8)	1.1	NM	*

Total earnings before income taxes	$59.1	$46.4	$12.7	27.4

*	Not Meaningful

    Investor Communication Solutions

Net Revenues. Investor Communication Solutions’ Net revenues for the three months ended September 30, 2007 were $299.1 million, a decrease of $8.9 million, or 2.9% compared to $308.0 million for the three months ended September 30, 2006. Contributing to the 2.9% revenue decrease were lower distribution fees of $8.4 million (net of a $2.1 million one-time resolution of dispute), of which, $4.7 million was the result of lower rates and $3.7 million was due to the previously announced client loss. These decreases were partially offset by higher internal growth and event-driven business. Net revenues from our Proxy and Interim Communications services decreased due to the decline in distribution fees, driven by higher rates on jobs mailed in the prior year coupled with higher suppression rates on current year mailings, partially offset by event-driven business. Excluding the previously announced client loss, Net revenues from our Fulfillment and Transaction Reporting services increased due to internal growth and net new business. Distribution revenue was $156.1 million for the three months ended September 30, 2007, a decrease of 5.1%, compared to $164.5 million for the three months ended September 30, 2006. Our number of pieces processed decreased 2.2% from 232.3 million pieces during the three months ended September 30, 2006 to 227.1 million pieces for the same period in fiscal year 2007. Position growth, which is a measure of how many holders own a security compared to the prior year and a key factor in the number of pieces processed, was negative 1.0% for equities and positive 11.0% for mutual fund interims for the three months ended September 30, 2007.

On December 13, 2006, the SEC adopted amendments to its proxy rules that allow public companies an option to follow a “notice and access” model of proxy material delivery. The new rules went into effect on July 1, 2007. There was no material impact on the business related to this amendment during the three months ended September 30, 2007.

Earnings before Income Taxes. Earnings before income taxes for the three months ended September 30, 2007 were $29.8 million, an increase of $5.2 million, or 21.1%, compared to $24.6 million for the three months ended September 30, 2006. Distribution earnings increased by $4.8 million (net of a $2.1 million one-time resolution of dispute) as expenses declined by more than revenues due to a more favorable mix of mailings. Margin increased by 2.0 percentage points to 10.0 percentage points.

    Securities Processing Solutions

Net Revenues. Securities Processing Solutions’ Net revenues for the three months ended September 30, 2007 were $124.4 million, an increase of $7.9 million, or 6.8%, compared to $116.5 million for the three months ended September 30, 2006. The increase was due to higher trade volume from existing clients in both our Equity and Fixed Income trade processing businesses, combined with non-recurring Professional Services revenue. This increase was partially offset by a $2.9 million reduction in revenue related to the change in methodology of charging for services provided to the Clearing and Outsourcing Solutions segment and $4.7 million due to the previously announced client loss.

Earnings before Income Taxes. Earnings before income taxes for three months ended September 30, 2007 were $38.8 million, an increase of $8.3 million, or 27.2%. The increase reflects higher Revenues from internal growth and a decline in expenses due to the change in methodology of charging for services provided to our Clearing and Outsourcing segment of $1.7 million. Margin increased by 5.0 percentage points reflecting the favorable relationship of Revenues growth to expense gains.

    Clearing and Outsourcing Solutions

Net Revenues. Clearing and Outsourcing Solutions’ Net revenues were $24.7 million for the three months ended September 30, 2007, an increase of $2.9 million, or 13.3%, compared to $21.8 million for the three months ended September 30, 2006. The increase in Net revenues was due to internal growth of 8.6% and net new business growth of 4.5%. Excluding the $1.8 million decrease in Net revenues associated with the previously announced client loss, Net revenues would have increased $4.7 million or 21.6%. Interest income increased $0.6 million or 8.7% as average margin balances for the three months ended September 30, 2007 were $870.1 million compared with $634.2 million for the three months ended September 30, 2006. The average number of trades cleared per day for the three months ended September 30, 2007 were 45,300 as compared with 22,000 for the three months ended September 30, 2006.

Loss before Income Taxes. Loss before income taxes was $2.0 million for the three months ended September 30, 2007, a decrease of $3.6 million, or 64.3%, compared to a loss of $5.6 million for the three months ended September 30, 2006. The improvement was due to higher Net revenues, as well as lower expenses resulting from the change in methodology beginning in January 2007 that resulted in $2.0 million in lower charges for services provided by the Company’s other segments.

Beginning in January 2007, the Company changed its methodology for charging the Clearing and Outsourcing Solutions segment for services provided by the Company’s other segments. The Clearing and Outsourcing Solutions segment is charged for services based on the other segments’ cost of providing such services. Prior to January 2007, the Clearing and Outsourcing Solutions segment was billed for these services on a mark-up basis with the other segments recording revenue for the amount of these billings. The following table summarizes the amounts charged to the Clearing and Outsourcing Solutions segment by the Company’s other segments during the three months ended September 30th in fiscal years 2007 and 2006. The Clearing and Outsourcing Solutions segment recorded the cost for these services as Cost of net revenues, as follows:

	Three Months Ended September 30,
	2007	2006	Change ($)	Change (%)
		($ in millions)
Investor Communication Solutions	$0.7	$1.0	$(0.3)	(30.0)
Securities Processing Solutions	1.2	2.9	(1.7)	(58.6)

Total expenses	$1.9	$3.9	$(2.0)	(51.3)

Other

Other net revenues for the three months ended September 30, 2007 were $2.4 million, an increase of $6.3 million compared to the three months ended September 30, 2006. Other net revenues for the three months ended September 30, 2006 included the elimination of $3.9 million of intersegment revenues. Other net revenues for the three months ended September 30, 2007 included $1.8 million in one-time non-recurring termination fees, and the elimination of intercompany interest expense from our securities operations. The primary components of Other expenses are certain unallocated expenses and other expenses. Total Other loss before income taxes was $7.8 million for the three months ended September 30, 2007, an increase of $5.5 million, compared to a $2.3 million loss for the three months ended September 30, 2006. The increase reflects $9.1 million in interest expense related to borrowings and one-time transition costs of $2.1 million, partially offset by $1.8 million in one-time non-recurring termination fees, the elimination of intercompany interest expense from our securities operations and lower corporate expenses.

    Financial Condition, Liquidity and Capital Resources

At September 30, 2007, cash and cash equivalents were $86.4 million and Stockholders’ Equity was $565.2 million. At September 30, 2007, working capital was $469.8 million compared to $531.4 million at June 30, 2007.

As of September 30, 2007, the Company had a balance of $532.7 million outstanding in long-term borrowings, consisting of a $285.0 million five-year term loan facility and unsecured Senior Notes of $247.7 million. During the three months ended September 30, 2007, the Company repaid $85.0 million of the term loan facility. Borrowings under the term loan facility bear interest at LIBOR plus 40 to 90 basis points based on debt ratings at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 50 basis points as of September 30, 2007. The weighted average interest rate on the five-year term loan facility was 5.85% during the three months ended September 30, 2007. The Senior Notes are unsecured obligations of Broadridge and rank equally in right of payment with other unsecured and unsubordinated obligations of Broadridge. Interest is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%.

Based upon current and anticipated levels of operation, management believes that the Company’s cash on hand and cash flows from operations, combined with borrowings available under credit facilities, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, capital expenditures and working capital needs. Please refer to the discussion of cash flows used in financing activities in the following section for further discussion of the Company’s financing activities.

    Cash Flows

The cash flows from operating and financing activities for our Clearing and Outsourcing Solutions segment differ from that of our other businesses. Within operating activities, increases in securities clearing receivables and cash and securities segregated for regulatory purposes and securities deposited with clearing organizations are a use of cash, this can be funded by an increase in securities clearing payables (reflected within operating activities) or debt (reflected within financing activities). As a result, management analyzes cash flows provided from securities clearing activities separately from all other businesses.

Net cash flows provided by (used in) operating activities were as follows:

	Three months ended September 30,
	2007	2006
	($ in millions)
Net cash flows provided by operating activities, excluding securities clearing activities	$82.1	$50.1

Decrease in cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	39.4	0.1
Increase in securities clearing receivables	(49.4)	(193.9)
Increase in securities clearing payables	47.7	181.4

Net cash flows provided by (used in) securities clearing activities	37.7	(12.4)

Net cash flows provided by operating activities, as reported	$119.8	$37.7

Net cash flows provided by operating activities, excluding securities clearing activities, were $82.1 million for the three months ended September 30, 2007, an increase of $32.0 million, compared to $50.1 million provided in the comparable period in the prior fiscal year. The increase reflects higher collections of trade accounts receivable net of higher payments for income taxes. Net cash flows provided by securities clearing activities at our Clearing and Outsourcing Solutions segment were $37.7 million for the three months ended September 30, 2007 compared to cash used of $12.4 million for the three months ended September 30, 2006. The increase in securities clearing activities cash flows was primarily due to the sale of $39.5 million of Treasury bills, which are used to meet regulatory reserve requirements on a periodic basis.

Net cash flows used in investing activities for the three months ended September 30, 2007 were $12.1 million compared to $3.6 million used in the comparable period in the prior fiscal year. The increase is primarily due to $6.1 million in cash paid to acquire a new business during the three months ended September 30, 2007.

Net cash flows used in financing activities were $110.4 million for the three months ended September 30, 2007, an increase of $42.2 million, compared to $68.2 million cash flows used in the comparable period in the prior fiscal year. The increased usage reflects $8.4 million in dividends paid and higher debt payments in the current fiscal quarter including $18.9 million in net payments on short-term debt at our Clearing and Outsourcing Solutions segment, which represents a portion of the proceeds from the aforementioned sale of Treasury bills.

Liquidity Risk

Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain ratios.

Seasonality

Processing and distributing proxy materials and annual reports to investors in equity securities and mutual funds comprises a large portion of our Investor Communication Solutions segment. We process and distribute the greatest number of proxy materials and annual reports during our fourth fiscal quarter (the second quarter of the calendar year). The recurring periodic activity of this business is linked to significant filing deadlines imposed by law on public reporting companies and mutual funds. Historically this has caused our revenue, operating income, net income, and cash flows from operating activities to be higher in our fourth fiscal quarter than in any other fiscal quarter. The seasonality of our revenue makes it difficult to estimate future operating results based on the results of any specific fiscal quarter and could affect an investor’s ability to compare our financial condition and results of operations on a fiscal quarter-by-quarter basis.

Income Taxes

On July 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 prescribes a recognition threshold and measurement calculus for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained under audit, the Company recognizes a benefit amount that reflects the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. Conversely, for tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit.

As a result of the implementation of FIN 48, the Company recognized an increase of $0.7 million in the liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings on the Condensed Consolidated Balance Sheet at July 1, 2007. The total gross amount of unrecognized tax benefits was $1.0 million as of July 1, 2007. The amount of the unrecognized tax benefits at July 1, 2007 that, if recognized, would affect the Company’s effective tax rate is $0.7 million. The Company’s liability for unrecognized tax benefits increased by a gross amount of $0.4 million during the three months ended September 30, 2007. The increase relates to tax positions taken during prior periods.

The Company’s policy with respect to interest and penalties associated with uncertain tax positions is not to include them in income tax expense but include penalties as a component of other accrued expenses and interest in interest expense. During the three months ended September 30, 2007, the Company recognized $0.1 million in interest and penalties. Included within the unrecognized tax benefits recorded on July 1, 2007 was accrued interest and penalties of $0.4 million.

The Company, headquartered in the United States of America, is expected to be routinely examined by the U.S. Internal Revenue Service (the “IRS”) and by the tax authorities in the U.S. states and foreign countries in which it conducts business. The Company is currently not under tax audit for any tax period subsequent to the Distribution in any tax jurisdiction. For the tax periods prior to the Distribution, the Company was included within the IRS U.S. federal income tax audit of ADP and in the ADP tax audits at the state and foreign country level where the Company was included within an ADP tax group or legal entity.

With respect to U.S. federal income taxes, as a former member of the ADP U.S. federal income tax consolidation, the Company is included in any IRS examination of ADP for periods up to and including March 30, 2007. As a member of the ADP U.S. federal income tax consolidated group, and pursuant to a tax allocation agreement between the Company and ADP, the U.S. federal income tax payable of the Company for the period ended March 30, 2007, will be assumed by ADP. In addition, any items of income or expense successfully challenged by the IRS attributable to the business operations of the Company for tax periods ended March 30, 2007 or earlier, will be tax liabilities assumed by ADP. Correspondingly, any items of income or expense attributable to the business operations of the Company for tax periods ended March 30, 2007 or earlier, which are settled favorably with the IRS by ADP, will remain with ADP. Accordingly, the Company has not established any tax reserves or tax assets with respect to U.S. federal income taxes for the tax period ended March 30, 2007.

The tax allocation agreement between the Company and ADP also extends to the Company’s U.S. state income tax and certain foreign income tax liabilities and tax assets attributable to the Company’s business operations for tax periods ended March 30, 2007 or earlier, ADP will either make payments directly to the appropriate tax authorities or reimburse the Company for tax payments the Company made to the tax authorities that related to tax liabilities subject to the tax allocation agreement to the extent that such tax liabilities are in excess of amounts provided for in respect of such income taxes on the Condensed Combined Balance Sheet of the Company including the notes thereto, as of March 30, 2007.

Contractual Obligations

Prior to the Distribution, the Company entered into a transition services agreement with ADP to provide for an orderly transition to being an independent company. Among the principal services provided to us by ADP are operational and administrative infrastructure-related services such as accounts payable processing, procurement support and human resources administrative services. The agreement will expire and services under it will cease no later than March 2008 or sooner in the event the Company no longer requires such services. For the three months ended September 30, 2007, the Company recorded $1.0 million of expenses in the Condensed Consolidated and Combined Statements of Earnings related to these services.

ADP and the Company entered into a number of commercial service agreements pursuant to which ADP and the Company are providing services to each other. Services provided by ADP to the Company include human resources, payroll and benefits administration services provided by ADP in the ordinary course of its business to third party entities on terms and conditions management believes are similar to those the Company could obtain from other providers of these services. For the three months ended September 30, 2007, the Company recorded $0.3 million of expenses in the Condensed Consolidated and Combined Statements of Earnings related to these agreements. Services provided by the Company to ADP include providing fulfillment and other services that the Company provides in the ordinary course of its business to third parties on terms and conditions it believes are similar to those available to other third parties. For the three months ended September 30, 2007, the Company recorded $4.3 million of revenue in the Condensed Consolidated and Combined Statements of Earnings related to these agreements.

The Company entered into a data center outsourcing services agreement with ADP prior to the Distribution under which ADP provides the Company with data center services consistent with the services provided to the Company immediately prior to the Distribution, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the three months ended September 30, 2007, the Company recorded $26.1 million of expenses in the Condensed Consolidated and Combined Statements of Earnings related to this agreement.

Other Commercial Agreements

The Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million. No amounts were outstanding under this credit facility at September 30, 2007.

At September 30, 2007, Ridge Clearing had a loan payable of $108.7 million under an unsecured, uncommitted overnight bank credit facility. Borrowings on this credit facility bear interest at the effective federal funds rate plus 37.5 basis points.

In addition, immediately prior to the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest at LIBOR plus 250 basis points. As of September 30, 2007, there were no outstanding borrowings under these lines of credit.

Significant Non-Cash Transactions

On July 1, 2006 the Company transferred at net book value $3.0 million of equipment and $21.0 million of software and software licenses to ADP. This transfer was related to the consolidation of our data center with ADP’s data center prior to the Distribution.

Off-balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at September 30, 2007 or at June 30, 2007. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

Recently-issued Accounting Pronouncements

Please refer to Note 2 “New Accounting Pronouncements” to our Financial Statements under Item 1 of Part I of this Quarterly Report on Form 10-Q for a discussion on the impact of new accounting pronouncements.

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

In the normal course of business, the securities activities of the Clearing and Outsourcing Solutions business primarily involve executions, settlement and financing of various securities transactions for a nationwide retail and institutional, customer and non-customer client base, introduced by its correspondent broker-dealers. These activities may expose the Company to risk in the event customers, other broker-dealers, banks, clearing organizations or depositories are unable to fulfill contractual obligations.

The Company’s Clearing and Outsourcing Solutions segment conducts business with broker-dealers, clearing organizations and depositories that are primarily located in the New York area. Banking activities are conducted mainly with commercial banks located in the New York area and throughout the country to support customer securities activities of correspondent broker-dealers.

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

As of September 30, 2007, $285.0 million of our total $532.7 million in debt outstanding is based on floating interest rates. Our term loan facility had a balance outstanding of $285.0 million as of September 30, 2007. The interest rate is based on LIBOR plus 40 to 90 basis points based on our debt rating at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 50 basis points as of September 30, 2007. The average interest rate was 5.85% during the three months ended September 30, 2007.

Item 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2007 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material adverse impact on its financial condition, results of operations or cash flows.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors we have disclosed under Item 1A to Part I under the heading “Risk Factors” in our 2007 Annual Report. You should carefully consider the “Risk Factors” set forth in our 2007 Annual Report and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our first quarter ended September 30, 2007.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(2)	Approximate Dollar Value that May Yet Be Purchased Under the Plan(2)
July 1, 2007 – July 31, 2007	25,077	$19.37	—	—

August 1, 2007 – August 31, 2007	212	$16.83	—	—

September 1, 2007 – September 30, 2007	—	—	—	—

Total	25,289	$19.35	—	—

(1)	Represents shares purchased from employees to pay taxes related to the vesting of restricted shares at an average price of $19.35 per share.

(2)	The Broadridge Board of Directors has not authorized a stock repurchase plan.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: November 7, 2007	By:	/s/ Dan Sheldon
Dan Sheldon
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.