Form 10-Q
period 2007-12-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2008-02-07
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of January 31, 2008 was 140,000,199.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Broadridge Financial Solutions, Inc.

Condensed Consolidated and Combined Statements of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Revenues:
Services revenues	$450.5	$416.8	$886.0	$842.9
Other	23.9	20.7	48.4	40.1

Total revenues	474.4	437.5	934.4	883.0
Interest expense from securities operations	9.3	6.2	18.1	11.6

Net revenues	465.1	431.3	916.3	871.4

Cost of net revenues	345.7	333.2	679.9	675.8
Selling, general and administrative expenses	62.5	51.1	111.6	101.6
Other expenses, net	9.6	1.0	18.4	1.6

Total expenses	417.8	385.3	809.9	779.0
Earnings before income taxes	47.3	46.0	106.4	92.4
Provision for income taxes	18.4	18.0	41.5	35.9

Net earnings	$28.9	$28.0	$64.9	$56.5

Earnings per share:
Basic	$0.21	$0.20	$0.47	$0.41
Diluted	$0.21	$0.20	$0.46	$0.41
Weighted-average shares outstanding:
Basic	139.3	138.8	139.2	138.8
Diluted	140.9	138.8	140.3	138.8
Dividends declared per common share	$0.06	na	$0.12	na

na – not applicable

See Notes to Condensed Consolidated and Combined Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	December 31, 2007	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$104.2	$88.6
Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	3.1	66.4
Accounts receivable, net of allowance for doubtful accounts of $4.3 and $2.6, respectively	333.0	502.7
Securities clearing receivables, net of allowance for doubtful accounts of $2.1 and $2.1, respectively	1,665.3	1,241.2
Other current assets	63.2	61.1

Total current assets	2,168.8	1,960.0
Property, plant and equipment, net	77.7	77.4
Other non-current assets	145.8	129.2
Goodwill	487.2	480.2
Intangible assets, net	31.8	31.4

Total assets	$2,911.3	$2,678.2

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$82.9	$91.5
Accrued expenses and other current liabilities	184.3	287.9
Securities clearing payables	961.7	915.4
Deferred revenues	9.8	24.6
Short-term borrowings	426.0	109.2

Total current liabilities	1,664.7	1,428.6
Long-term debt	522.8	617.7
Other non-current liabilities	59.3	61.0
Deferred revenues	54.7	39.8

Total liabilities	2,301.5	2,147.1

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 139.9 shares and 139.3 shares, respectively	1.4	1.4
Additional paid-in capital	437.0	412.9
Retained earnings	137.7	90.3
Treasury stock – at cost	(0.5)	(0.1)
Accumulated other comprehensive income	34.2	26.6

Total stockholders’ equity	609.8	531.1

Total liabilities and stockholders’ equity	$2,911.3	$2,678.2

See Notes to Condensed Consolidated and Combined Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated and Combined Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months ended December 31,
	2007	2006
Cash Flows From Operating Activities
Net earnings	$64.9	$56.5
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	20.2	19.8
Amortization of other assets	4.6	10.3
Deferred income taxes	(15.7)	(2.3)
Stock-based compensation expense	15.0	12.1
Other	2.9	2.7
Changes in operating assets and liabilities:
Current assets and liabilities:
Decrease in accounts receivable	170.8	59.5
Decrease in Other current assets	9.1	16.5
Decrease in Accounts payable	(9.1)	(12.6)
Decrease in Accrued expenses and other current liabilities	(83.1)	(18.0)
Decrease in Deferred revenues	(14.9)	(6.7)
Decrease (increase) in Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	63.3	(0.1)
Increase in Securities clearing receivables	(424.1)	(87.2)
Increase in Securities clearing payables	46.4	176.9
Non-current assets and liabilities:
Increase in Other non-current assets	(24.6)	(17.8)
Increase in Other non-current liabilities	21.6	7.3

Net cash flows provided by (used in) operating activities	(152.7)	216.9

Cash Flows From Investing Activities
Capital expenditures	(16.6)	(9.0)
Purchases of intangibles	(1.8)	(3.3)
Acquisition of a business	(6.1)	—

Net cash flows used in investing activities	(24.5)	(12.3)

Cash Flows From Financing Activities
Net proceeds from short-term debt	295.0	—
Payments on Long-term debt	(95.0)	—
Dividends paid	(16.8)	—
Proceeds from exercise of stock options	9.3	—
Purchases of common stock	(0.4)	—
Payments on notes payable to ADP and ADP affiliates	—	(31.5)
Net returns of investments to ADP and ADP affiliates	—	(138.3)

Net cash flows provided by (used in) financing activities	192.1	(169.8)

Effect of exchange rate changes on Cash and cash equivalents	0.7	(0.1)

Net change in Cash and cash equivalents	15.6	34.7
Cash and cash equivalents, beginning of period	88.6	50.1

Cash and cash equivalents, end of period	$104.2	$84.8

Supplemental disclosure of cash flow information:
Cash payments made for interest	$36.3	$13.2
Cash payments made for income taxes	$114.8	$4.1
Non-cash investing activities:
Increase in liabilities for property, plant and equipment	$0.8	$—
Transfer of equipment, software and software licenses to ADP	—	$24.0

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

B. Description of Business. The Company is a leading global provider of investor communication, securities processing, and clearing and outsourcing solutions to the financial services industry. The Company classifies its operations into the following three reportable segments:

•

Investor Communication Solutions — provides solutions for the processing and distribution of proxy materials to investors, including vote processing, and for the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions. Investor Communication Solutions also provides financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, and imaging, archival and workflow solutions.

•

Securities Processing Solutions — provides advanced, computerized real-time transaction processing services that automate the securities transaction lifecycle. Securities Processing Solutions’ products and services include desktop productivity tools and portfolio management, order capture and execution, trade confirmation, settlement and accounting services.

•

Clearing and Outsourcing Solutions — provides securities clearing services, which include the process of matching, recording, and processing transaction instructions and then exchanging payment between counterparties. The Company’s securities clearing solutions also enable clients to finance inventory and margin balances. The Company’s operations outsourcing solutions allow broker-dealers to outsource certain administrative functions relating to clearing and settlement to the Company, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their business.

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

Overhead Expenses: The Condensed Consolidated and Combined Statements of Earnings of the Company include an allocation of certain general expenses of ADP and ADP affiliates, which were in support of the Company, including departmental costs for information technology, travel, treasury, tax, internal audit, risk management, real estate, benefits and other corporate and infrastructure costs. The Company was allocated $2.5 million and $5.3 million of these overhead costs related to ADP’s shared functions for the three and six months ended December 31, 2006, respectively. These allocated costs are reported in selling, general and administrative expenses. These allocations were based on a variety of factors. The cost for information technology support was allocated based on the number of Company end-users in relation to ADP’s total number of users. The allocation of the travel department costs was based on the estimated percentage of travel directly related to the Company. The allocation of the treasury department costs was a combination of an estimated percentage of support staff time and bank service charges that are directly related to the Company’s activities. The allocation of the internal audit department costs was based on the internal audit hours incurred for the Company in relation to ADP’s total internal audit hours. The allocation of the risk management department costs was based on the estimated percentage of insurance coverage for the Company in relation to ADP’s total insurance coverage. The allocation of the real estate department costs was based on the number of leased facilities for the Company managed by ADP’s Corporate real estate department in relation to ADP’s total leased facilities. All other allocations were based on an estimated percentage of support staff time related to the Company in comparison to ADP as a whole. Management believes that these allocations were made on a reasonable basis.

Royalty Fees: The Condensed Consolidated and Combined Statements of Earnings include a trademark royalty fee charged by ADP to the Company based on revenues for licensing fees associated with the use of the ADP trademark. The Company was charged $9.1 million and $20.4 million for the three and six months ended December 31, 2006, respectively, for such trademark royalty fees. This charge is recorded in Selling, general and administrative expenses.

Services Received from ADP Affiliated Companies: Certain systems development functions were outsourced to an ADP shared services facility located in India. This facility provided services to the Company as well as to ADP affiliates. The Company purchased $2.5 million and $4.8 million of services from this facility for the three and six months ended December 31, 2006, respectively. The cost of these services is included within Cost of net revenues. The Company recorded a charge of $27.8 million and $55.3 million for the use of ADP’s shared services data center for the three and six months ended December 31, 2006 respectively. The charge for these services is included within Cost of net revenues.

Services Provided to ADP Affiliated Companies: The Company has charged ADP and ADP affiliates for providing certain investor communication services. The Company recorded revenue of $4.9 million and $9.1 million for these services for the three and six months ended December 31, 2006, respectively. These charges approximate what the Company would have charged a third-party customer for similar services. Management believes that these charges were made on a reasonable basis.

Notes Payable to ADP Affiliated Parties: The Condensed Consolidated and Combined Statements of Earnings for the three and six months ended December 31, 2006 includes a charge of $0.7 million and $1.2 million, respectively, for interest expense on notes payable to ADP affiliated parties.

Other Services: The Company received other services from ADP and ADP affiliates including payroll processing services and the use of information technology software for recruiting employees. The Company was primarily charged at a fixed rate per employee per month for such payroll processing services. The charge for the use of information technology software for recruiting employees was based on the Company’s headcount in relation to ADP’s total headcount. Expenses incurred for such services were $0.1 million and $0.3 million for the three and six months ended December 31, 2006, respectively. These costs are included in the Condensed Consolidated and Combined Statements of Earnings in Selling, general and administrative expenses.

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

E. Reclassifications. Certain prior year’s information has been reclassified to conform to the current year’s presentation. The Company has provided further detail to the changes in operating assets and liabilities in the Condensed Consolidated and Combined Statements of Cash Flows.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions by prescribing a minimum recognition threshold for recognition of tax benefits in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of applying FIN 48, the amount of benefit recognized in the financial statements may differ from the amount taken or expected to be taken in a tax return. These differences are referred to as unrecognized tax benefits and represent financial statement liabilities. In the event unrecognized tax positions are ultimately allowed (for example, when the matter is settled with taxing authorities or statutes of limitations expire), the benefit is recognized, generally resulting in a reduction of tax expense in the period of recognition. The Company’s adoption of FIN 48 on July 1, 2007 resulted in a decrease to Retained earnings of $0.7 million and an increase to Other non-current liabilities of $0.7 million. For the three months ended December 31, 2007, the Company recognized a net increase to tax expense of $0.3 million and an increase to Other non-current liabilities of $0.3 million. See Note 8 for further discussion regarding the adoption of FIN 48.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 141R.

In December 2007, FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 160.

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

For the three and six months ended December 31, 2007, the computation of diluted earnings per share does not include 3.1 million and 7.4 million options, respectively, to purchase Broadridge common stock, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months ended December 31 ,		Six Months ended December 31 ,
	2007	2006	2007	2006
Weighted-average shares outstanding:
Basic	139.3	138.8	139.2	138.8
Common stock equivalents	1.6	—	1.1	—

Diluted	140.9	138.8	140.3	138.8

NOTE 4. OTHER EXPENSES, NET

Other expenses, net consisted of the following:

	Three months ended December 31,		Six months ended December 31 ,
	2007	2006	2007	2006
Interest expense on notes payable to affiliated parties	$—	$0.7	$—	$1.2
Interest expense on borrowings	8.5	—	17.6	—
Interest income	(0.7)	—	(1.0)	—
Foreign exchange loss	1.6	0.2	1.5	0.3
Other	0.2	0.1	0.3	0.1

Other expenses, net	$9.6	$1.0	$18.4	$1.6

NOTE 5. SECURITIES CLEARING RECEIVABLES AND PAYABLES

Securities clearing receivables and payables consisted of the following:

	December 31, 2007	June 30, 2007
Receivables:
Clearing customers	$757.9	$725.5
Securities borrowed	145.4	130.6
Broker-dealers and other	595.5	186.9
Clearing organizations	100.9	47.5
Securities failed to deliver	65.6	150.7

Total	$1,665.3	$1,241.2

Payables:
Clearing customers	$702.1	$665.2
Securities loaned	61.4	7.0
Broker-dealers and other	147.7	107.8
Securities failed to receive	50.5	135.4

Total	$961.7	$915.4

As of December 31, 2007, the Company has received securities collateral, primarily in connection with customer margin loans, securities borrowed transactions and correspondent accounts with a market value of approximately $2,890.2 million, which it can sell or repledge. Of this amount, approximately $415.2 million had been pledged or sold as of December 31, 2007 in connection with securities loaned, street-side settlement, deposits with clearing organizations, and segregated securities for the exclusive benefit of the Company’s subsidiary Ridge Clearing & Outsourcing Solutions, Inc.’s (“Ridge Clearing”) customers to meet regulatory requirements.

As a registered broker-dealer and member of the New York Stock Exchange (“NYSE”) and the Financial Industry Regulatory Authority (“FINRA”), Ridge Clearing is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934 (“Rule 15c3-1”). Ridge Clearing computes its net capital under the alternative method permitted by Rule 15c3-1, which requires Ridge Clearing to maintain minimum net capital equal to the greater of $1.5 million or 2% of aggregate debit items arising from customer transactions. The NYSE and FINRA may require a member firm to reduce its business if its net capital is less than 4% of aggregate debit items, or may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit items. At December 31, 2007, Ridge Clearing had net capital of $246.7 million, which was approximately 26.9% of aggregate debit items and exceeded the minimum requirements by $228.4 million.

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

NOTE 6. BORROWINGS

The Company’s outstanding borrowings consisted of the following:

	Expiration Date	December 31, 2007	June 30, 2007
Short-term
Securities clearing credit facilities	Demand	$426.0	$109.2

Long-term
Term loan facility	March 2012	275.0	370.0
Senior notes	June 2017	247.8	247.7

Total Long-term debt		522.8	617.7

Total outstanding borrowings		$948.8	$726.9

In addition, the Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million. No amounts were outstanding under this credit facility at December 31, 2007.

At December 31, 2007 and June 30, 2007, the Company was in compliance with the covenants of its debt obligations.

The fair value of the fixed-rate senior notes at December 31, 2007 was $249.1 million based on quoted market prices. The carrying value of the other variable-rate borrowings listed above approximate fair value. Amounts are due on the expiration dates listed above.

NOTE 7. STOCK-BASED COMPENSATION

Incentive Equity Awards Converted from ADP Awards. Prior to March 31, 2007, all employee equity awards (stock options and restricted stock) were granted by ADP. At the time of the Distribution, ADP’s outstanding equity awards for employees of the Company were converted into equity awards of Broadridge at a ratio of 2.4569 Broadridge stock options for every ADP stock option held prior to the Distribution and 2.2386 Broadridge time-based restricted shares for every share of ADP time-based restricted stock held prior to the Distribution, and 2.4569 Broadridge performance-based restricted shares for every share of ADP performance-based restricted stock held prior to the Distribution. As a result, the Company issued 17.4 million stock options (weighted average exercise price of $18.62), 0.3 million time-based restricted shares and 0.8 million performance-based restricted shares upon completion of the conversion of existing ADP equity awards into the Company’s equity awards. As the conversion was considered a modification of an award in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), the Company compared the fair value of the award immediately prior to the Distribution to the fair value immediately after the Distribution to measure the incremental compensation cost. The conversion resulted in an increase in the fair value of the awards by $2.3 million, of which $1.3 million was recognized in the year ended June 30, 2007, $0.1 million and $0.3 million were recognized in the three and six months ended December 31, 2007, respectively, and $0.7 million will be recognized over the remaining vesting period of the associated modified unvested options.

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

The activity related to the Company’s incentive equity awards for the three months ended December 31, 2007 consisted of the following:

	Stock Options		Time-based Restricted Stock		Performance-based Restricted Stock
	Number of Options (c)	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Balances at September 30, 2007	17,083,209	$18.67	265,840	$19.73	762,692	$19.70
Granted	7,183	18.06	961,931	18.83	237,660	18.95
Exercised (a)	(502,444)	17.58	—	—	—	—
Vesting of Restricted Shares	—	—	(4,494)	19.52	—	—
Expired/forfeited	(174,131)	21.42	(6,131)	18.91	(11,502)	19.70

Balances at December 31, 2007 (b)	16,413,817	$18.71	1,217,146	$19.02	988,850	$19.52

(a)	Stock options exercised during the period of October 1, 2007 through December 31, 2007 had an intrinsic value of $2.3 million.

(b)	As of December 31, 2007, the Company’s outstanding “in the money” stock options using the quarter-end share price of $22.43 (approximately 15.1 million shares) had an aggregate intrinsic value of $63.8 million.

(c)	Options outstanding as of December 31, 2007 have a weighted average remaining contractual life of 4.34 years and 10.1 million options are exercisable.

The Company accounts for stock-based compensation in accordance with SFAS No. 123R which requires the measurement of stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $9.4 million and $6.4 million was recognized in earnings for the three months ended December 31, 2007 and 2006, respectively, as well as related tax benefits of $3.7 million and $2.5 million, respectively. Stock-based compensation expense of $15.0 million and $12.1 million was recognized in earnings for the six months ended December 31, 2007 and 2006, respectively, as well as related tax benefits of $5.9 million and $4.7 million, respectively.

As of December 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards amounted to $10.1 million and $30.5 million, respectively, which will be amortized over the weighted average remaining requisite service periods of 3.2 years and 1.9 years, respectively.

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

As a result of the implementation of FIN 48, the Company recognized an increase of $0.7 million in the liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings on the Condensed Consolidated Balance Sheet at July 1, 2007. The total gross amount of unrecognized tax benefits was $1.0 million as of July 1, 2007. The amount of the unrecognized tax benefits at December 31, 2007 that, if recognized, would affect the Company’s effective tax rate is $1.1 million. The Company’s liability for unrecognized tax benefits increased by a gross amount of $0.3 million and $0.7 million during the three and six months ended December 31, 2007, respectively. The increase relates to tax positions taken for the current tax year.

The Company’s policy with respect to interest and penalties associated with uncertain tax positions is not to include them in income tax expense but include penalties as a component of other accrued expenses and interest in interest expense. During the three and six months ended December 31, 2007, the Company recognized $0.1 million in interest and penalties. Included within the unrecognized tax benefits recorded on July 1, 2007 was accrued interest and penalties of $0.1 million.

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

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at December 31, 2007 or at June 30, 2007. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements. In the normal course of business, the securities activities of the Clearing and Outsourcing Solutions business primarily involve executions, settlement and financing of various securities transactions for a nationwide retail and institutional, customer and non-customer client base, introduced by its correspondent broker-dealers. These activities may expose the Company to risk in the event customers, other broker-dealers, banks, clearing organizations or depositories are unable to fulfill contractual obligations.

The Company’s Clearing and Outsourcing Solutions segment conducts business with broker-dealers, clearing organizations and depositories that are primarily located in the New York area. Banking activities are conducted mainly with commercial banks located in the New York area and throughout the country to support customer securities activities of correspondent broker-dealers.

For transactions in which the Company’s Clearing and Outsourcing Solutions segment extends credit to customers and non-customers, the Company seeks to control the risk associated with these activities by requiring customers and non-customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requests the deposit of additional collateral or reduces securities positions, when necessary. In addition, the Company’s correspondent broker-dealers may be required to maintain deposits relating to its securities clearance activities.

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

NOTE 10. TRANSACTIONS WITH FORMER PARENT

Prior to the Distribution, the Company entered into a transition services agreement with ADP to provide for an orderly transition to being an independent company. Among the principal services provided to us by ADP are operational and administrative infrastructure-related services such as accounts payable processing, procurement support and human resources administrative services. The agreement will expire and services under it will cease no later than March 2008 or sooner in the event the Company no longer requires such services. For the three and six months ended December 31, 2007, the Company recorded $0.6 million and $1.6 million, respectively, of expenses in the Condensed Consolidated and Combined Statements of Earnings related to these services.

ADP and the Company entered into a number of commercial service agreements pursuant to which ADP and the Company are providing services to each other. Services provided by ADP to the Company include human resources, payroll and benefits administration services provided by ADP in the ordinary course of its business to third party entities on terms and conditions management believes are similar to those the Company could obtain from other providers of these services. For the three and six months ended December 31, 2007, the Company recorded $0.7 million and $1.0 million, respectively, of expenses in the Condensed Consolidated and Combined Statements of Earnings related to these agreements. Services provided by the Company to ADP include providing fulfillment and other services that the Company provides in the ordinary course of its business to third parties on terms and conditions it believes are similar to those available to other third parties. For the three and six months ended December 31, 2007, the Company recorded $5.2 million and $9.5 million, respectively, of revenue in the Condensed Consolidated and Combined Statements of Earnings related to these agreements.

The Company entered into a data center outsourcing services agreement with ADP prior to the Distribution under which ADP provides the Company with data center services consistent with the services provided to the Company immediately prior to the Distribution, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the three and six months ended December 31, 2007, the Company recorded $26.4 million and $52.5 million, respectively, of expenses in the Condensed Consolidated and Combined Statements of Earnings related to this agreement.

NOTE 11. COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three months ended December 31,		Six months ended December 31 ,
	2007	2006	2007	2006
Net earnings	$28.9	$28.0	$64.9	$56.5
Foreign currency translation adjustments	6.0	(7.4)	7.6	(8.5)

Comprehensive income	$34.9	$20.6	$72.5	$48.0

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

Certain corporate expenses, as well as certain centrally managed expenses, are allocated based upon budgeted amounts. Because the Company compensates the management of its various businesses on, among other factors, segment profit, the Company may elect to record certain segment-related expense items of an unusual or non-recurring nature in “Other” rather than reflect such items in segment profit.

The Clearing and Outsourcing Solutions segment is charged for services provided by other segments and records these costs as operating expenses. Prior to January 2007, the Clearing and Outsourcing Solutions segment was billed for these services on a mark-up basis with the other segments recording revenue for the amount of these billings. For the three and six months ended December 31, 2006, the Clearing and Outsourcing Solutions segment was billed $1.0 million and $2.0 million, respectively, for services provided by the Investor Communication Solutions segment and $3.1 million and $6.0 million, respectively, for services provided by the Securities Processing Solutions segment. Beginning in January 2007, the Company changed its methodology for charging the Clearing and Outsourcing Solutions segment for services provided by other segments. For the three and six months ended December 31, 2007, the Clearing and Outsourcing Solutions segment was charged $0.8 million and $1.5 million, respectively, from the Investor Communication Solutions segment and $1.1 million and $2.3 million, respectively, from the Securities Processing Solutions segment based on the cost of providing such services. The other segments record these services as cost transfers in Cost of net revenues.

Segment results:

	Net revenues
	Three months ended December 31 ,		Six months ended December 31 ,
	2007	2006	2007	2006
	($ in millions)
Investor Communication Solutions	$303.2	$287.1	$602.3	$595.1
Securities Processing Solutions	127.6	127.7	252.0	244.2
Clearing and Outsourcing Solutions	24.7	23.2	49.4	45.0
Other	5.2	(4.0)	7.6	(7.9)
Foreign exchange	4.4	(2.7)	5.0	(5.0)

Total	$465.1	$431.3	$916.3	$871.4

	Earnings before Income Taxes
	Three months ended December 31 ,		Six months ended December 31 ,
	2007	2006	2007	2006
	($ in millions)
Investor Communication Solutions	$27.2	$16.7	$57.0	$41.3
Securities Processing Solutions	35.0	38.1	73.8	68.6
Clearing and Outsourcing Solutions	(1.6)	(4.6)	(3.6)	(10.2)
Other	(15.2)	(3.0)	(23.0)	(5.3)
Foreign exchange	1.9	(1.2)	2.2	(2.0)

Total	$47.3	$46.0	$106.4	$92.4

* * * * * * *

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. These risks and uncertainties include those risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (the “2007 Annual Report”). Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this Quarterly Report on Form 10-Q and our 2007 Annual Report. These risks include:

•	Broadridge’s success in obtaining and selling additional services to its existing clients and obtaining new clients;

•	the pricing of Broadridge’s products and services;

•	changes in laws affecting the investor communication services provided by Broadridge;

•	changes in laws regulating registered clearing agencies and broker-dealers;

•	declines in trading volume, market prices, liquidity of securities markets or proprietary trading activity;

•	Broadridge’s ability to continue to obtain data center services from its former parent company, Automatic Data Processing, Inc. (“ADP”);

•	Broadridge’s debt levels and financing costs, including the impact of its credit ratings on such costs;

•	the ability of Broadridge to develop brand recognition and its reputation with its clients and employees following its separation from ADP in March 2007;

•	the incurrence of additional costs attributable to Broadridge’s operations as a stand-alone public company;

•	Broadridge’s ability to obtain transitional services from ADP for up to one year from the date of Broadridge’s March 2007 spin-off from ADP;

•	changes in technology;

•	availability of skilled technical employees;

•	the impact of new acquisitions and divestitures;

•	competitive conditions; and

•	overall market and economic conditions.

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

Investor Communication Solutions

A large portion of our Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, including the facilitation of related vote processing. ProxyEdge®, our innovative electronic proxy delivery and voting solution for institutional investors, helps ensure the participation of many companies’ largest stockholders. We also provide the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help our clients meet their regulatory compliance needs. In addition, we provide financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, and imaging, archival and workflow solutions that enable and enhance our clients’ communications with investors. All of these services are delivered through physical and electronic means.

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

Clearing and Outsourcing Solutions

Securities clearing and settlement is the process of matching, recording, and processing transaction instructions and then exchanging payment between counterparties. Our securities clearing services also enable clients to utilize our broker-dealer business to finance inventory and margin balances. Our operations outsourcing solutions allow brokers to outsource certain administrative functions relating to clearing and settlement to us, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their business. These services are provided through our subsidiary Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge Clearing”).

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

In connection with the spin-off, we made a cash payment to ADP on March 30, 2007 of $690.0 million which was financed through borrowings under $1,190.0 million of credit facilities that were entered into on March 29, 2007. The payment was made to ADP as a dividend. These borrowings consisted of $440.0 million under a five-year term loan facility and $250.0 million under a one-year revolving credit facility. The credit facilities are subject to covenants including financial covenants consisting of a leverage ratio and an interest coverage ratio. In May 2007, we repaid the $250.0 million one-year revolving credit facility with the proceeds of our offering of $250.0 million in aggregate principal amount of senior notes (the “Senior Notes”) and cash. The Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Senior Notes is payable semi-annually in arrears on June 1st and December 1st of each year, beginning on December 1, 2007. The indenture governing the Senior Notes contains certain restrictive covenants, which, among other things, limit our ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. The indenture also contains a covenant requiring the repurchase of the Senior Notes upon a change of control triggering event. The Senior Notes are senior unsecured obligations and rank equally with our other senior indebtedness. Broadridge may redeem the Senior Notes in whole or in part at any time prior to their maturity. The one-year revolving credit facility was cancelled upon repayment. Through December 31, 2007, we repaid $165.0 million of the five-year term loan facility.

A significant portion of the expenses to effect the separation were incurred by ADP, such as investment banking fees, related outside legal and accounting fees, office move costs, costs to separate information systems, and temporary consulting costs. Broadridge incurred separation costs that have a future benefit to Broadridge, including stock compensation expense relating to the Distribution and other items such as relocation expenses associated with filling senior management positions new to Broadridge, and the temporary labor costs incurred to maintain and develop ongoing processes for operating on a stand-alone basis.

The Financial Statements in this Quarterly Report on Form 10-Q for the periods ended on or after the Distribution are presented on a consolidated basis and include the accounts of Broadridge and its majority-owned subsidiaries. The Financial Statements for the periods presented prior to the Distribution are presented on a combined basis and represent those entities that were ultimately transferred to Broadridge as part of the spin-off. The assets and liabilities presented have been reflected on a historical basis, as prior to the Distribution such assets and liabilities were owned by ADP. However, the Financial Statements for the periods presented prior to the Distribution do not include all of the actual expenses that would have been incurred had Broadridge been a stand-alone entity during the periods presented and do not reflect Broadridge’s combined results of operations, financial position, and cash flows had Broadridge been a stand-alone company during the periods presented. The results of operations, financial position, and cash flows for periods prior to the Distribution are not necessarily indicative of the results that may be expected for any other future period as a result of the presentation described above.

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

Critical Accounting Policies

The preparation of our Financial Statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare the Financial Statements. The estimates are based on historical experience and are believed to be reasonable. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in Item 7 of Part II of our 2007 Annual Report in the Critical Accounting Policies section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations

The following discussions of Analysis of Condensed Consolidated and Combined Operations and Analysis of Reportable Segments refer to the three and six months ended December 31, 2007 compared to the same periods in 2006. The Analysis of Condensed Consolidated and Combined Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Condensed Consolidated and Combined Statements of Earnings.

Analysis of Condensed Consolidated and Combined Operations

	Three Months Ended December 31,		Change
	2007	2006	$	%
	($ in millions)
Total net revenues	$465.1	$431.3	$33.8	7.8

Cost of net revenues	345.7	333.2	12.5	3.8
Selling, general and administrative expenses	62.5	51.1	11.4	22.3
Other expenses, net	9.6	1.0	8.6	NM	*

Total expenses	417.8	385.3	32.5	8.4

Earnings before income taxes	47.3	46.0	1.3	2.8
Margin	10.2%	10.7%		(0.5	) pts

Provision for income taxes	18.4	18.0	0.4	2.2
Effective tax rate	38.9%	39.1%		(0.2	) pts

Net earnings	$28.9	$28.0	$0.9	3.2

*	Not Meaningful

	Six Months Ended December 31,		Change
	2007	2006	$	%
	($ in millions)
Total net revenues	$916.3	$871.4	$44.9	5.2

Cost of net revenues	679.9	675.8	4.1	0.6
Selling, general and administrative expenses	111.6	101.6	10.0	9.8
Other expenses, net	18.4	1.6	16.8	NM	*

Total expenses	809.9	779.0	30.9	4.0

Earnings before income taxes	106.4	92.4	14.0	15.2
Margin	11.6%	10.6%		1.0	pts

Provision for income taxes	41.5	35.9	5.6	15.6
Effective tax rate	39.0%	38.9%		0.1	pts

Net earnings	$64.9	$56.5	$8.4	14.9

*	Not Meaningful

Three Months Ended December 31, 2007 versus Three Months Ended December 31, 2006

Total Net Revenues. Total Net revenues for the three months ended December 31, 2007 were $465.1 million, an increase of $33.8 million or 7.8%, compared to $431.3 million for the three months ended December 31, 2006. The increase reflects Net revenues growth in our business segments driven by both internal and new business growth including higher event-driven revenues. Net revenues also benefited from $5.0 million in one-time non-recurring termination fees and favorable foreign currency exchange rates. The total increase in Net revenues was partially offset by the two previously announced client losses that impacted gains in all three of our business segments.

Investor Communication Solutions’ segment Net revenues increased by $16.1 million, or 5.6%. The increase was driven by higher internal growth and event-driven business revenues partially offset by the previously announced loss of a large client. The amendments to the proxy rules adopted by the Securities and Exchange Commission (the “SEC”) that went into effect in July 2007 had no material impact on the current fiscal quarter’s results. Distribution revenues for the three months ended December 31, 2007 were $157.2 million, an increase of $7.6 million, or 5.1%, compared to $149.6 million for the three months ended December 31, 2006.

Securities Processing Solutions’ segment Net revenues were essentially unchanged, with a decline of $0.1 million, as higher internal growth reflecting strong trade processing volume offset the effect of a previously announced loss of a large client.

Clearing and Outsourcing Solutions’ segment Net revenues increased by $1.5 million, or 6.5% driven by net new business and internal growth from existing clients, partially offset by the previously announced loss of a large client.

Total Net revenues were also favorably impacted by $7.1 million due to fluctuations in foreign currency exchange rates and $9.2 million increase in Other segment Net revenues. The increase in Other segment Net revenues reflects $4.1 million related to the change in methodology for charging the Clearing and Outsourcing Solutions segment for services provided by the Company’s other segments, and $5.0 million in one-time non-recurring termination fees, and the elimination of intercompany interest expense from our securities operations.

Six Months Ended December 31, 2007 versus Six Months Ended December 31, 2006

Total Net revenues for the six months ended December 31, 2007 were $916.3 million, an increase of $44.9 million, or 5.2%, compared to $871.4 million for the six months ended December 31, 2006. The increase reflects growth in our business segments driven by internal growth due to higher trade volume from our existing clients, new business growth, and $7.0 million in one-time non-recurring termination fees. The increase in total Net revenues was partially offset by the two previously announced client losses that impacted gains in all three of our business segments.

Investor Communication Solutions’ segment Net revenues increased by $7.2 million, or 1.2%. The increase is driven by higher internal growth and event-driven business fees, partially offset by the previously announced loss of a large client. Distribution revenues for the six months ended December 31, 2007 were $313.3 million, a decrease of $0.7 million, or 0.2%, compared to $314.0 million for the six months ended December 31, 2006.

Securities Processing Solutions’ segment Net revenues increased by $7.8 million, or 3.2%, driven by higher trade volume from existing clients and, to a lesser extent, new business. The increase in Net revenues was partially offset by the previously announced loss of a large client.

Clearing and Outsourcing Solutions’ segment Net revenues increased by $4.4 million, or 9.8%, driven by net new business and internal growth from existing clients. The increase in Net revenues was partially offset by the previously announced loss of a large client.

Total Net revenues were also favorably impacted by $10.0 million due to fluctuations in foreign currency exchange rates and a $15.5 million increase in Other segment Net revenues. The increase in Other segment Net revenues reflects $8.0 million related to the change in methodology for charging the Clearing and Outsourcing Solutions segment for services provided by the Company’s other segments, $7.0 million in one-time non-recurring termination fees, and the elimination of intercompany interest expense from our securities operations.

Three Months Ended December 31, 2007 versus Three Months Ended December 31, 2006

Total Expenses. Total expenses for the three months ended December 31, 2007 were $417.8 million, an increase of $32.5 million, or 8.4%, compared to $385.3 million for the three months ended December 31, 2006. The increase in total expenses reflects $8.5 million in interest expense related to our borrowings, higher incremental public company expenses of $8.4 million, $3.5 million in one-time non-recurring transition costs, and higher revenue generating service activity. The increase in total expenses is partially offset by $9.1 million in royalty fees which are no longer paid to ADP.

Cost of net revenues for the three months ended December 31, 2007 were $345.7 million, an increase of $12.5 million, or 3.8%, compared to $333.2 million for the three months ended December 31, 2006. The increase reflects higher Cost of net revenues in our Investor Communication Solutions segment of $5.4 million, or 2.2%, driven by an increase in distribution costs reflecting increased distribution revenues. Distribution Cost of net revenues for the three months ended December 31, 2007 were $139.8 million, an increase of $4.5 million, or 3.3%, compared to $135.3 million for the three months ended December 31, 2006. Securities Processing Solutions’ segment Cost of net revenues increased $0.3 million reflecting the change in methodology for charging of services to the Clearing and Outsourcing Solutions segment. Clearing and Outsourcing Solutions’ segment Cost of net revenues decreased $1.6 million, or 7.3%, reflecting the change in methodology for charging of services provided by the Company’s other segments. Other segment Cost of net revenues increased $5.2 million, reflecting $4.1 million related to the change in methodology for charging the Clearing and Outsourcing Solutions segment for services provided by the Company’s other segments. Fluctuations in foreign currency exchange rates also increased Cost of net revenues by $3.2 million.

Selling, general and administrative expenses for the three months ended December 31, 2007 were $62.5 million, an increase of $11.4 million, or 22.3%, compared to $51.1 million for the three months ended December 31, 2006. The increase reflects $8.4 million in incremental public company expenses and one-time transition costs of $3.5 million, partially offset by the elimination of royalty fees of $9.1 million which are no longer paid to ADP. Other expenses, net increased $8.6 million reflecting $8.5 million related to interest expense on borrowings, partially offset by $0.7 million in lower interest expense on notes payable to affiliated parties.

Six Months Ended December 31, 2007 versus Six Months Ended December 31, 2006

Total expenses for the six months ended December 31, 2007 were $809.9 million, an increase of $30.9 million, or 4.0%, compared to $779.0 million for the six months ended December 31, 2006. The increase in total expenses reflects $17.6 million in interest expense related to our borrowings, higher incremental public company expenses of $13.5 million, $5.6 million in one-time non-recurring transition costs, and higher revenue generating service activity. The increase in total expenses was partially offset by $20.4 million in royalty fees which are no longer paid to ADP and $8.7 million in lower distribution expenses.

Cost of net revenues for the six months ended December 31, 2007 were $679.9 million, an increase of $4.1 million, or 0.6%, compared to $675.8 million for the six months ended December 31, 2006. Cost of net revenues in our Investor Communication Solutions segment was lower by $5.3 million, or 1.1%, driven by a decrease in distribution costs attributable to a change in the mix of mailings and the previously announced loss of a client. Distribution Cost of net revenues for the six months ended December 31, 2007 were $278.7 million, a decrease of $8.7 million, or 3.0%, compared to $287.4 million for the six months ended December 31, 2006. Securities Processing Solutions’ segment Cost of net revenues increased $0.3 million reflecting the change in methodology for charging of services to the Clearing and Outsourcing Solutions segment. Clearing and Outsourcing Solutions’ segment Cost of net revenues decreased $3.0 million, or 6.9%, reflecting the change in methodology for charging of services provided by the Company’s other segments. Other segment Cost of net revenues increased $7.4 million, reflecting $8.0 million related to the change in methodology for charging the Clearing and Outsourcing Solutions segment for services provided by the Company’s other segments. Fluctuations in foreign currency exchange rates also increased total Cost of net revenues by $4.7 million.

Selling, general and administrative expenses for the six months ended December 31, 2007 were $111.6 million, an increase of $10.0 million, or 9.8%, compared to $101.6 million for the six months ended December 31, 2006. The increase reflects $13.5 million in incremental public company expenses and one-time transition costs of $5.6 million, partially offset by the elimination of royalty fees of $20.4 million which are no longer paid to ADP. Other expenses, net increased $16.8 million, reflecting $17.6 million related to interest expense on borrowings, partially offset by $1.2 million in lower interest expense on notes payable to affiliated parties.

Earnings before Income Taxes. Earnings before income taxes for the three months ended December 31, 2007 were $47.3 million, an increase of $1.3 million, or 2.8%, compared to $46.0 million for the three months ended December 31, 2006. The increase reflects higher Net revenues and expenses discussed above. Overall margin decreased from 10.7% to 10.2% for the three months ended December 31, 2007, compared to the three months ended December 31, 2006, reflecting an increase of $8.6 million in Other expenses, net as discussed above. Excluding one-time transition costs of $3.5 million, consolidated margin would have increased to

10.9%. Earnings before income taxes for the six months ended December 31, 2007 were $106.4 million, an increase of $14.0 million, or 15.2%. The increase reflects higher Net revenues and expenses as discussed above. Overall margin increased from 10.6% to 11.6%, reflecting a decrease of $16.8 million in Other expenses, net as discussed above. Excluding one-time transition costs of $5.6 million, consolidated margin would have increased to 12.2%.

Provision for Income Taxes. Our effective tax rate for the three and six months ended December 31, 2007 was 38.9% and 39.0%, respectively, compared to 39.1% and 38.9% for the three and six months ended December 31, 2006, respectively.

Net Earnings and Basic and Diluted Earnings per Share. Net earnings for the three months ended December 31, 2007 were $28.9 million, an increase of $0.9 million, or 3.2%, compared to $28.0 million for the three months ended December 31, 2006. Net earnings for the six months ended December 31, 2007 were $64.9 million, an increase of $8.4 million, or 14.9%, compared to $56.5 million for the six months ended December 31, 2006. The increases in Net earnings reflect increased Net revenues and total expenses as discussed above. Basic and diluted earnings per share increased 5.0%, to $0.21 for the three months ended December 31, 2007. Basic and diluted earnings per share increased 14.6% and 12.2%, to $0.47 and $0.46 for the six months ended December 31, 2007, respectively.

Analysis of Reportable Segments

Investor Communication Solutions, Securities Processing Solutions and Clearing, and Outsourcing Solutions are the Company’s reportable segments. The primary components of “Other” are the elimination of intersegment revenues and profits and certain unallocated expenses. Foreign exchange is a reconciling item between the actual foreign exchange rates and fiscal year 2008 budgeted foreign exchange rates. The prior fiscal year’s reportable segment Net revenues and Earnings before income taxes have been adjusted to reflect updated fiscal year 2008 budgeted foreign exchange rates. This adjustment represents a reconciling difference to Net revenues and Earnings before income taxes.

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

The Clearing and Outsourcing Solutions segment is charged for services provided by other segments and it records these costs as operating expenses. Prior to January 2007, the Clearing and Outsourcing Solutions segment was billed for these services on a mark-up basis with the other segments recording revenue for the amount of these billings. For the three and six months ended December 31, 2006, the Clearing and Outsourcing Solutions segment was billed $1.0 million and $2.0 million, respectively, for services provided by the Investor Communication Solutions segment and $3.1 million and $6.0 million, respectively, for services provided by the Securities Processing Solutions segment. Beginning in January 2007, the Company changed its methodology for charging the Clearing and Outsourcing Solutions segment for services provided by other segments. For the three and six months ended December 31, 2007, the Clearing and Outsourcing Solutions segment was charged $0.8 million and $1.5 million, respectively, from the Investor Communication Solutions segment and $1.1 million and $2.3 million, respectively, from the Securities Processing Solutions segment based on the cost of providing such services. The other segments record these services as cost transfers in Cost of net revenues.

Net Revenues

	Three Months Ended December 31,					Six Months Ended December 31,
			Change					Change
	2007	2006	$	%		2007	2006	$	%
	($ in millions)					($ in millions)
Investor Communication Solutions	$303.2	$287.1	$16.1	5.6		$602.3	$595.1	$7.2	1.2
Securities Processing Solutions	127.6	127.7	(0.1)	(0.1)		252.0	244.2	7.8	3.2
Clearing and Outsourcing Solutions	24.7	23.2	1.5	6.5		49.4	45.0	4.4	9.8
Other	5.2	(4.0)	9.2	NM	*	7.6	(7.9)	15.5	NM	*
Foreign exchange	4.4	(2.7)	7.1	NM	*	5.0	(5.0)	10.0	NM	*

Total	$465.1	$431.3	$33.8	7.8		$916.3	$871.4	$44.9	5.2

*	Not Meaningful

Earnings (Loss) Before Income Taxes

	Three Months Ended December 31,					Six Months Ended December 31,
			Change					Change
	2007	2006	$	%		2007	2006	$	%
	($ in millions)					($ in millions)
Investor Communication Solutions	$27.2	$16.7	$10.5	62.9		$57.0	$41.3	$15.7	38.0
Securities Processing Solutions	35.0	38.1	(3.1)	(8.1)		73.8	68.6	5.2	7.6
Clearing and Outsourcing Solutions	(1.6)	(4.6)	3.0	65.2		(3.6)	(10.2)	6.6	64.7
Other	(15.2)	(3.0)	(12.2)	NM	*	(23.0)	(5.3)	(17.7)	NM	*
Foreign exchange	1.9	(1.2)	3.1	NM	*	2.2	(2.0)	4.2	NM	*

Total	$47.3	$46.0	$1.3	2.8		$106.4	$92.4	$14.0	15.2

*	Not Meaningful

Investor Communication Solutions

Net Revenues. Investor Communication Solutions’ segment Net revenues for the three months ended December 31, 2007 were $303.2 million, an increase of $16.1 million, or 5.6%, compared to $287.1 million for the three months ended December 31, 2006. The increase in Net revenues was driven by internal growth of 5.0% reflecting gains in Interim Communication services and Transaction Reporting and Fulfillment services. Event-driven Net revenues contributed 3.1% primarily due to event-driven Mutual Fund Proxy. Net new business (new sales less losses) reduced Net revenues growth by 2.5%, driven by the previously announced loss of a large client. Distribution Net revenues were $157.2 million, an increase of $7.6 million, or 5.1%, compared to $149.6 million for the three months ended December 31, 2006. Position growth, which is a measure of how many holders own a security compared to the prior year and a key factor in the number of pieces processed, was a negative 3.6% for annual equity proxies and a positive 9.1% for mutual fund interims. The number of pieces processed increased 2.1% from 238.2 million pieces to 243.3 million pieces. For the six months ended December 31, 2007, Net revenues were $602.3 million, an increase of $7.2 million or 1.2%, compared to $595.1 million for the six months ended December 31, 2006. The increase in Net revenues for the six months was driven by internal growth of 2.8%, event-driven revenue of 1.3%, and an overall stronger second quarter which partially offset the decline in Net revenues experienced during the first quarter of fiscal year 2007. Distribution revenues were $313.3 million, a decrease of $0.7 million, or 0.2%, compared to $314.0 million for the six months ended December 31, 2006. Position growth, a key factor in the number of pieces processed, was a negative 2.6% for annual equity proxies and a positive 10.0% for mutual fund interims. The number of pieces processed was 470.4 million for the six months ended December 31, 2007 and 2006.

On December 13, 2006, the SEC adopted amendments to its proxy rules that allow public companies an option to follow a “notice and access” model of proxy material delivery. The new rules went into effect on July 1, 2007. On July 26, 2007, the SEC adopted further rule amendments that require public companies and soliciting persons to furnish proxy materials to stockholders by posting them on an Internet website other than the SEC’s EDGAR website. There was no material impact on the business related to the SEC’s amendments to the proxy rules during the three and six months ended December 31, 2007.

Earnings before Income Taxes. Earnings before income taxes for the three months ended December 31, 2007 were $27.2 million, an increase of $10.5 million, or 62.9%, compared to $16.7 million for the three months ended December 31, 2006. Distribution earnings increased by $3.1 million reflecting a favorable distribution mix. Margin improved by 3.2 percentage points to 9.0%, reflecting growth in event-driven revenue and a favorable distribution margin. Earnings before income taxes for six months ended December 31, 2007 were $57.0 million, an increase of $15.7 million, or 38.0%, compared to $41.3 million for the six months ended December 31, 2006. Margin increased 2.5 percentage points to 9.5%. Distribution earnings increased by $8.0 million (net of a $5.6 million one-time resolution of dispute), as expenses declined due to a more favorable mix of mailings.

Securities Processing Solutions

Net Revenues. Securities Processing Solutions’ segment Net revenues for the three months ended December 31, 2007 were $127.6 million, a decrease of $0.1 million, or 0.1%, compared to $127.7 million for the three months ended December 31, 2006. Net revenues were essentially unchanged from the prior year and included the impact of the previously announced loss of a large client and the change in methodology of charging for services provided to the Clearing and Outsourcing Solutions segment. The previously announced loss of a large client was mitigated by higher internal growth of 6.1%, reflecting strong trade volume from existing clients.

Securities Processing Solutions’ segment Net revenues for the six months ended December 31, 2007 were $252.0 million, an increase of $7.8 million, or 3.2%, compared to $244.2 million for the six months ended December 31, 2006. The increase in Net revenues for the six months was due to higher internal growth of 9.1% reflecting strong trade volume from existing clients in both our Equity and Fixed Income trade processing businesses, combined with non-recurring Professional Services revenue, partially offset by the reduction in revenue related to the change in methodology of charging for services provided to the Clearing and Outsourcing Solutions segment and the previously announced loss of a client.

Earnings before Income Taxes. Earnings before income taxes for three months ended December 31, 2007 were $35.0 million, a decrease of $3.1 million, or 8.1%, compared to $38.1 million for the three months ended December 31, 2006. The decrease reflects both the previously announced loss of a large client and higher investment spend, partially offset by lower expenses due to the change in methodology of charging for services provided to our Clearing and Outsourcing Solutions segment. Margin decreased by 2.4 percentage points for the three months ended December 31, 2007. Earnings before income taxes for six months ended December 31, 2007 were $73.8 million, an increase of $5.2 million, or 7.6%, compared to $68.6 million for the six months ended December 31, 2006. The increase in Earnings before income taxes for the six months reflects higher Net revenues from internal growth and a decline in expense due to the change in methodology of charging for services provided to our Clearing and Outsourcing Solutions segment, partially offset by the previously announced loss of a client and higher investment spend. For the six months ended December 31, 2007, margin increased by 1.2 percentage points reflecting the favorable relationship of Net revenues growth to expense gains.

Clearing and Outsourcing Solutions

Net Revenues. Clearing and Outsourcing Solutions’ segment Net revenues were $24.7 million, an increase of $1.5 million, or 6.5% for the three ended December 31, 2007, compared to $23.2 million for the three months ended December 31, 2006. The increase in Net revenues was due to internal growth of 5.3% and net new business growth of 1.4%. Average margin balances for the three months ended December 31, 2007 were $923.0 million compared to $687.6 million for the three months ended December 31, 2006. The average number of trades cleared per day for the three months ended December 31, 2007 were 49,000 compared to 24,000 for the three months ended December 31, 2006. Net revenues were $49.4 million, an increase of $4.4 million, or 9.8% for the six months ended December 31, 2007, compared to $45.0 million for the six months ended December 31, 2006. The increase in Net revenues was due to internal growth of 6.9% and net new business growth of 2.9%. Average margin balances for the six months ended December 31, 2007 were $896.6 million compared to $661.0 million for the six months ended December 31, 2006. The average number of trades cleared per day for the six months ended December 31, 2007 were 47,000 compared to 23,000 for the six months ended December 31, 2006.

Loss before Income Taxes. Loss before income taxes was $1.6 million for the three months ended December 31, 2007, compared to a loss of $4.6 million for the three months ended December 31, 2006. The improvement was due to higher Net revenues, as well as lower expenses resulting from the change in methodology beginning in January 2007, that resulted in $2.2 million in lower charges for services provided by the Company’s other segments. Loss before income taxes was $3.6 million, a decrease of $6.6 million, for the six months ended December 31, 2007, compared to a loss of $10.2 million for the six months ended December 31, 2006. The improvement was due to higher Net revenues, as well as lower expenses resulting from the change in methodology beginning in January 2007 that resulted in $4.1 million in lower charges for services provided by the Company’s other segments.

Beginning in January 2007, the Company changed its methodology for charging the Clearing and Outsourcing Solutions segment for services provided by the Company’s other segments. The Clearing and Outsourcing Solutions segment is charged for services based on the other segments’ cost of providing such services. Prior to January 2007, the Clearing and Outsourcing Solutions segment was billed for these services on a mark-up basis with the other segments recording revenue for the amount of these billings. The following table summarizes the amounts charged to the Clearing and Outsourcing Solutions segment by the Company’s other segments during the three and six months ended December 31, 2007 and 2006. The Clearing and Outsourcing Solutions segment recorded the cost for these services as Cost of net revenues, as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2007	2006	($)	(%)	2007	2006	($)	(%)
	($ in millions)				($ in millions)
Investor Communication Solutions	$0.8	$1.0	$(0.2)	(20.0)	$1.5	$2.0	$(0.5)	(25.0)
Securities Processing Solutions	1.1	3.1	(2.0)	(64.5)	2.3	6.0	(3.7)	(61.7)

Total expenses	$1.9	$4.1	$(2.2)	(53.7)	$3.8	$8.0	$(4.2)	(52.5)

Other

Other Net revenues for the three months ended December 31, 2007 were $5.2 million, an increase of $9.2 million, compared to the three months ended December 31, 2006. Other Net revenues for the three months ended December 31, 2006 include the elimination of $4.1 million of intersegment revenues. Other Net revenues for the three months ended December 31, 2007 include $5.0 million in one-time non-recurring termination fees and the elimination of intercompany interest expense from our securities operations. The primary component of Other expense are certain unallocated expenses and other expenses. Total other loss before income taxes was $15.2 million for the three months ended December 31, 2007, an increase of $12.2 million, compared to a $3.0 million loss for the three months ended December 31, 2006. The increase reflects $8.5 million in interest expense related to our borrowings, one-time transition costs of $3.5 million, and $5.2 million in non-allocated corporate costs, partially offset by $5.0 million in one-time non-recurring termination fees and the elimination of intercompany interest expense from our securities operations.

Other Net revenues for the six months ended December 31, 2007 were $7.6 million, an increase of $15.5 million, compared to the six months ended December 31, 2006. Other Net revenues for the six months ended December 31, 2006 include the elimination of $8.0 million of intersegment revenues. Other Net revenues for the six months ended December 31, 2007 include $7.0 million in one-time non-recurring termination fees and the elimination of intercompany interest expense from our securities operations. The primary component of Other expense are certain unallocated expenses and other expenses. Total other loss before income taxes was $23.0 million for the six months ended December 31, 2007 an increase of $17.7 million, compared to a $5.3 million loss for the six months ended December 31, 2006. The increase reflects $17.6 million in interest expense related to our borrowings and one-time transition costs of $5.6 million, partially offset by $1.5 million in non-allocated corporate costs, $7.0 million in one-time non-recurring termination fees, and the elimination of intercompany interest expense from our securities operations.

Financial Condition, Liquidity and Capital Resources

At December 31, 2007, cash and cash equivalents were $104.2 million and Stockholders’ Equity was $609.8 million. At December 31, 2007, working capital was $504.1 million compared to $531.4 million at June 30, 2007.

As of December 31, 2007, the Company had a balance of $522.8 million outstanding in long-term borrowings, consisting of a $275.0 million five-year term loan facility and unsecured Senior Notes of $247.8 million. During the three and six months ended December 31, 2007, the Company repaid $10.0 million and $95.0 of the term loan facility, respectively. Borrowings under the term loan facility bear interest at LIBOR plus 40 to 90 basis points based on debt ratings at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 50 basis points for the three and six months ended December 31, 2007. The weighted average interest rate on the five-year term loan facility was 5.75% and 5.81% during the three and six months ended December 31, 2007, respectively. The Senior Notes are unsecured obligations of Broadridge and rank equally in right of payment with other unsecured and unsubordinated obligations of Broadridge. Interest is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%.

Based upon current and anticipated levels of operation, management believes that the Company’s cash on hand and cash flows from operations, combined with borrowings available under credit facilities, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, capital expenditures, and working capital needs. Please refer to the discussion of cash flows used in financing activities in the following section for further discussion of the Company’s financing activities.

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

Net cash flows provided by (used in) operating activities were as follows:

	Six months ended December 31 ,
	2007	2006
	($ in millions)
Net cash flows provided by operating activities, excluding securities clearing activities	$161.7	$127.3

Decrease (increase) in cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	63.3	(0.1)
Increase in securities clearing receivables	(424.1)	(87.2)
Increase in securities clearing payables	46.4	176.9

Net cash flows (used in) provided by securities clearing activities	(314.4)	89.6

Net cash flows (used in) provided by operating activities, as reported	$(152.7)	$216.9

Net cash flows provided by operating activities, excluding net cash flows used in securities clearing activities, were $161.7 million for the six months ended December 31, 2007, an increase of $34.4 million, compared to $127.3 million provided in the comparable period in the prior fiscal year. The increase reflects higher collections of trade accounts receivable net of higher payments for income taxes. Net cash flows used in our securities clearing activities at our Clearing and Outsourcing Solutions segment were $314.4 million for the six months ended December 31, 2007 compared to net cash flows provided of $89.6 million for the six months ended December 31, 2006. The increase in net cash used in securities clearing activities was primarily due to a $380.0 million outstanding loan at December 31, 2007 and a $30.0 million increase in other customer margin loans. The $380.0 million loan was repaid on January 17, 2008. Net cash flows used in investing activities for the six months ended December 31, 2007 were $24.5 million compared to $12.3 million net cash flows used in the comparable period in the prior fiscal year. The increase is primarily due to increased capital expenditures of $7.6 million and $6.1 million in cash paid to acquire a new business during the six months ended December 31, 2007.

Net cash flows provided by financing activities were $192.1 million for the six months ended December 31, 2007, an increase of $361.9 million, compared to $169.8 million net cash flows used in the comparable period in the prior fiscal year. The increase in net cash flows includes $317.0 million from bank loans used to finance the aforementioned Clearing and Outsourcing Solutions segment loans, offset by increased usages of $95.0 million in payments on Long-term debt and $16.8 million in dividends paid.

Liquidity Risk

Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain ratios.

Seasonality

Processing and distributing proxy materials and annual reports to investors in equity securities and mutual funds comprises a large portion of our Investor Communication Solutions segment. We process and distribute the greatest number of proxy materials and annual reports during our fourth fiscal quarter (the second quarter of the calendar year). The recurring periodic activity of this business is linked to significant filing deadlines imposed by law on public reporting companies and mutual funds. Historically, this has caused our revenue, operating income, net income, and cash flows from operating activities to be higher in our fourth fiscal quarter than in any other fiscal quarter. The seasonality of our revenue makes it difficult to estimate future operating results based on the results of any specific fiscal quarter and could affect an investor’s ability to compare our financial condition and results of operations on a fiscal quarter-by-quarter basis.

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

As a result of the implementation of FIN 48, the Company recognized an increase of $0.7 million in the liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings on the Condensed Consolidated Balance Sheet at July 1, 2007. The total gross amount of unrecognized tax benefits was $1.0 million as of July 1, 2007. The amount of the unrecognized tax benefits at December 31, 2007 that, if recognized, would affect the Company’s effective tax rate is $1.1 million. The Company’s liability for unrecognized tax benefits increased by a gross amount of $0.3 million and $0.7 million during the three and six months ended December 31, 2007, respectively. The increase relates to tax positions taken for the current tax year.

The Company’s policy with respect to interest and penalties associated with uncertain tax positions is not to include them in income tax expense but include penalties as a component of other accrued expenses and interest in interest expense. During the three and six months ended December 31, 2007, the Company recognized $0.1 million in interest and penalties. Included within the unrecognized tax benefits recorded on July 1, 2007 was accrued interest and penalties of $0.1 million.

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

Contractual Obligations

Prior to the Distribution, the Company entered into a transition services agreement with ADP to provide for an orderly transition to being an independent company. Among the principal services provided to us by ADP are operational and administrative infrastructure-related services such as accounts payable processing, procurement support and human resources administrative services. The agreement will expire and services under it will cease no later than March 2008 or sooner in the event the Company no longer requires such services. For the three and six months ended December 31, 2007, the Company recorded $0.6 million and $1.6 million, respectively, of expenses in the Condensed Consolidated and Combined Statements of Earnings related to these services.

ADP and the Company entered into a number of commercial service agreements pursuant to which ADP and the Company are providing services to each other. Services provided by ADP to the Company include human resources, payroll and benefits administration services provided by ADP in the ordinary course of its business to third party entities on terms and conditions management believes are similar to those the Company could obtain from other providers of these services. For the three and six months ended December 31, 2007, the Company recorded $0.7 million and $1.0 million, respectively, of expenses in the Condensed Consolidated and Combined Statements of Earnings related to these agreements. Services provided by the Company to ADP include providing fulfillment and other services that the Company provides in the ordinary course of its business to third parties on terms and conditions it believes are similar to those available to other third parties. For the three and six months ended December 31, 2007, the Company recorded $5.2 million and $9.5 million, respectively, of revenue in the Condensed Consolidated and Combined Statements of Earnings related to these agreements.

The Company entered into a data center outsourcing services agreement with ADP prior to the Distribution under which ADP provides the Company with data center services consistent with the services provided to the Company immediately prior to the Distribution, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the three and six months ended December 31, 2007, the Company recorded $26.4 million and $52.5 million, respectively, of expenses in the Condensed Consolidated and Combined Statements of Earnings related to this agreement.

Other Commercial Agreements

The Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million. As of December 31, 2007, no amounts were outstanding under this credit facility.

At December 31, 2007, Ridge Clearing had loans payable of $426.0 million under various secured and unsecured, uncommitted overnight bank credit facilities. Borrowings under these credit facilities bear interest at an approximate aggregate weighted average of 4.37 percent.

In addition, immediately prior to the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest at LIBOR plus 250 basis points. As of December 31, 2007, no amounts were outstanding under these lines of credit.

Significant Non-Cash Transactions

On July 1, 2006, the Company transferred at net book value $3.0 million of equipment and $21.0 million of software and software licenses to ADP. This transfer was related to the consolidation of our data center with ADP’s data center prior to the Distribution.

Off-balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at December 31, 2007 or at June 30, 2007. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

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

As of December 31, 2007, $275.0 million of our total $522.8 million in Long-term debt outstanding is based on floating interest rates. Our term loan facility had a balance outstanding of $275.0 million as of December 31, 2007. The interest rate is based on LIBOR plus 40 to 90 basis points based on our debt rating at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 50 basis points for the three and six months ended December 31, 2007. The average interest rates were 5.75% and 5.81% during the three and six months ended December 31, 2007.

Item 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2007 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our second fiscal quarter ended December 31, 2007.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(2)	Approximate Dollar Value that May Yet Be Purchased Under the Plan(2)
October 1, 2007 – October 31, 2007	—	$—	—	—
November 1, 2007 – November 30, 2007	1,267	21.52	—	—
December 1, 2007 – December 31, 2007	239	17.87	—	—

Total	1,506	$20.94	—	—

(1)	Represents shares purchased from employees to pay taxes related to the vesting of restricted shares at an average price of $20.94 per share.

(2)	The Broadridge Board of Directors has not authorized a stock repurchase plan.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2007 Annual Meeting of Stockholders held on November 27, 2007, the following actions were taken:

Proposal 1: Election of Directors. The stockholders elected eight (8) Directors, all of whom were then serving as Directors of Broadridge, for terms of one (1) year and until their successors are elected and qualified. The following table reflects the tabulation of the votes with respect to each Director who was elected at the 2007 Annual Meeting:

	Votes For	Votes Withheld
Leslie A. Brun	112,303,076	1,545,140
Richard J. Daly	112,481,750	1,366,466
Richard J. Haviland	111,456,864	2,391,352
Alexandra Lebenthal	112,482,765	1,365,451
Stuart R. Levine	112,478,845	1,369,371
Thomas E. McInerney	111,293,922	2,544,294
Alan J. Weber	112,487,826	1,360,390
Arthur F. Weinbach	112,293,871	1,554,345

Proposal 2: Ratification of Appointment of Auditors. A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm to conduct the annual audit of the financial statements of the Company and its subsidiaries for the fiscal year ending June 30, 2008, was approved by the stockholders. The stockholders cast 112,516,636 votes in favor of this proposal and 1,161,370 votes against. There were 170,210 abstentions.

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

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date:	February 7, 2008	By:	/s/ Dan Sheldon
Dan Sheldon
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.