Form 10-Q
period 2008-03-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2008-05-08
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☒    Accelerated filer  ☐    Non-Accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 30, 2008 was 140,066,549.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Broadridge Financial Solutions, Inc.

Condensed Consolidated and Combined Statements of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Revenues:
Services revenues	$485.6	$477.6	$1,371.6	$1,320.5
Other	19.4	21.8	67.8	61.9

Total revenues	505.0	499.4	1,439.4	1,382.4
Interest expense from securities operations	6.2	6.6	24.3	18.2

Net revenues	498.8	492.8	1,415.1	1,364.2

Cost of net revenues	383.1	375.1	1,063.0	1,050.9
Selling, general and administrative expenses	60.0	47.6	171.6	149.2
Other expenses, net	7.3	0.2	25.7	1.8

Total expenses	450.4	422.9	1,260.3	1,201.9
Earnings before income taxes	48.4	69.9	154.8	162.3
Provision for income taxes	18.9	28.0	60.4	63.9

Net earnings	$29.5	$41.9	$94.4	$98.4

Earnings per share:
Basic	$0.21	$0.30	$0.68	$0.71
Diluted	$0.21	$0.30	$0.67	$0.71
Weighted-average shares outstanding:
Basic	139.9	138.8	139.7	138.8
Diluted	141.3	138.8	140.9	138.8
Dividends declared per common share	$0.06	na	$0.18	na

na – not applicable

See Notes to Condensed Consolidated and Combined Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	March 31, 2008	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$269.8	$88.6
Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	2.5	66.4
Accounts receivable, net of allowance for doubtful accounts of $3.2 and $2.6, respectively	381.2	502.7
Securities clearing receivables, net of allowance for doubtful accounts of $2.1 and $2.1, respectively	1,695.9	1,241.2
Other current assets	138.0	61.1

Total current assets	2,487.4	1,960.0
Property, plant and equipment, net	78.3	77.4
Other non-current assets	154.7	129.2
Goodwill	484.9	480.2
Intangible assets, net	31.7	31.4

Total assets	$3,237.0	$2,678.2

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$111.5	$91.5
Accrued expenses and other current liabilities	172.2	287.9
Securities clearing payables	1,557.0	915.4
Deferred revenues	109.2	24.6
Short-term borrowings	38.0	109.2

Total current liabilities	1,987.9	1,428.6
Long-term debt	482.8	617.7
Other non-current liabilities	60.3	61.0
Deferred revenues	65.2	39.8

Total liabilities	2,596.2	2,147.1

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 140.1 shares and 139.3 shares, respectively	1.4	1.4
Additional paid-in capital	450.8	412.9
Retained earnings	158.8	90.3
Treasury stock—at cost, 0.1 and 0.0 shares, respectively	(2.0)	(0.1)
Accumulated other comprehensive income	31.8	26.6

Total stockholders’ equity	640.8	531.1

Total liabilities and stockholders’ equity	$3,237.0	$2,678.2

See Notes to Condensed Consolidated and Combined Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated and Combined Statements of Cash Flows

(In millions)

(Unaudited)

	Nine months ended March 31,
	2008	2007
Cash Flows From Operating Activities
Net earnings	$94.4	$98.4
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	30.5	29.3
Amortization of other assets	7.1	14.8
Deferred income taxes	(15.4)	1.4
Stock-based compensation expense	24.1	18.3
Other	4.9	4.8
Changes in operating assets and liabilities:
Current assets and liabilities:
Decrease in Accounts receivable	122.3	30.9
Increase in Other current assets	(65.7)	(56.5)
Increase in Accounts payable	19.3	4.7
(Decrease) increase in Accrued expenses and other current liabilities	(94.4)	10.8
Increase in Deferred revenues	84.3	28.9
Decrease (increase) in Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	63.9	(102.9)
Increase in Securities clearing receivables	(454.7)	(103.5)
Increase in Securities clearing payables	641.6	119.2
Non-current assets and liabilities:
Increase in Other non-current assets	(37.3)	(33.7)
Increase in Other non-current liabilities	34.6	10.7

Net cash flows provided by operating activities	459.5	75.6

Cash Flows From Investing Activities
Capital expenditures	(28.2)	(19.5)
Purchases of intangibles	(3.6)	(4.5)
Acquisition of a business	(6.1)	—

Net cash flows used in investing activities	(37.9)	(24.0)

Cash Flows From Financing Activities
Payment to ADP at separation	—	(690.0)
Net (payments) proceeds from Short-term borrowings	(94.2)	331.0
(Payments) proceeds from Long-term debt	(135.0)	440.0
Dividends paid	(25.2)	—
Proceeds from exercise of stock options	13.8	—
Purchases of Common stock	(1.9)	—
Excess tax benefit from the issuance of stock-based compensation awards	0.3	—
Payments on notes payable to ADP and ADP affiliates	—	(115.9)
Net returns of investments to ADP and ADP affiliates	—	(23.3)

Net cash flows used in financing activities	(242.2)	(58.2)

Effect of exchange rate changes on Cash and cash equivalents	1.8	(0.3)

Net change in Cash and cash equivalents	181.2	(6.9)
Cash and cash equivalents, beginning of period	88.6	50.1

Cash and cash equivalents, end of period	$269.8	$43.2

Supplemental disclosure of cash flow information:
Cash payments made for interest	$30.5	$20.3
Cash payments made for income taxes	$141.3	$4.9
Non-cash investing activities:
Transfer of equipment, software and software licenses to ADP	$—	$24.0

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

B. Description of Business. The Company is a leading global provider of investor communication, securities processing, and clearing and outsourcing solutions to the financial services industry. The Company classifies its operations into the following three reportable segments:

•

Investor Communication Solutions—provides solutions for the processing and distribution of proxy materials to investors, including vote processing, and for the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions. Investor Communication Solutions also provides financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, and imaging, archival and workflow solutions.

•

Securities Processing Solutions—provides advanced, computerized real-time transaction processing services that automate the securities transaction lifecycle. Securities Processing Solutions’ products and services include desktop productivity tools and portfolio management, order capture and execution, trade confirmation, settlement and accounting services.

•

Clearing and Outsourcing Solutions—provides securities clearing services, which include the process of matching, recording, and processing transaction instructions and then exchanging payment between counterparties. The Company’s securities clearing solutions also enable clients to finance inventory. The Company’s operations outsourcing solutions allow broker-dealers to outsource certain administrative functions relating to clearing and settlement to the Company, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their business.

C. Basis of Presentation. The Condensed Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”). These financial statements present the consolidated position of the Company as a separate, stand-alone entity subsequent to the Distribution, presented along with the historical operations of the brokerage services business on a combined basis which were operated as part of ADP prior to the Distribution. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. Amounts included in Retained earnings reflect the Company’s Net earnings subsequent to the Distribution. The Company’s combined results of operations and cash flows for periods prior to the Distribution may not be indicative of its future performance and do not necessarily reflect what its results of operations and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented, including changes in its operations and capitalization as a result of the separation from ADP. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s financial statements for the fiscal year ended June 30, 2007 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (the “2007 Annual Report”) filed with the Securities and Exchange Commission on August 23, 2007.

The Condensed Consolidated and Combined Financial Statements for periods prior to the Distribution include costs for facilities, functions and services used by the Company at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on usage. The expenses allocated to the Company for these services are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions. Following the separation from ADP, the Company performs these functions using internal resources or purchased services, certain of which may be provided by ADP during a transitional period pursuant to the transition services agreement. See Note 10 for a detailed description of the Company’s transactions with ADP subsequent to the Distribution. The Company’s Condensed Consolidated and Combined Financial Statements include the following transactions with ADP or ADP affiliates prior to the Distribution:

Overhead Expenses: The Condensed Consolidated and Combined Statements of Earnings include an allocation of certain general expenses of ADP and ADP affiliates, which were in support of the Company, including departmental costs for information technology, travel, treasury, tax, internal audit, risk management, real estate, benefits and other corporate and infrastructure costs. The Company was allocated $2.8 million and $8.1 million of these overhead costs related to ADP’s shared functions for the three and nine months ended March 31, 2007, respectively. These allocated costs are reported in Selling, general and administrative expenses. These allocations were based on a variety of factors. The cost for information technology support was allocated based on the number of Company end-users in relation to ADP’s total number of users. The allocation of the travel department costs was based on the estimated percentage of travel directly related to the Company. The allocation of the treasury department costs was a combination of an estimated percentage of support staff time and bank service charges that are directly related to the Company’s activities. The allocation of the internal audit department costs was based on the internal audit hours incurred for the Company in relation to ADP’s total internal audit hours. The allocation of the risk management department costs was based on the estimated percentage of insurance coverage for the Company in relation to ADP’s total insurance coverage. The allocation of the real estate department costs was based on the number of leased facilities for the Company managed by ADP’s Corporate real estate department in relation to ADP’s total leased facilities. All other allocations were based on an estimated percentage of support staff time related to the Company in comparison to ADP as a whole. Management believes that these allocations were made on a reasonable basis.

Royalty Fees: The Condensed Consolidated and Combined Statements of Earnings include a trademark royalty fee charged by ADP to the Company based on revenues for licensing fees associated with the use of the ADP trademark. The Company was charged $6.9 million and $27.3 million for the three and nine months ended March 31, 2007, respectively, for such trademark royalty fees. This charge is recorded in Selling, general and administrative expenses.

Services Received from ADP Affiliated Companies: Certain systems development functions were outsourced to an ADP shared services facility located in India. This facility provided services to the Company as well as to ADP affiliates. The Company purchased $2.2 million and $7.0 million of services from this facility for the three and nine months ended March 31, 2007, respectively. The cost of these services is included within Cost of net revenues. The Company recorded a charge of $28.2 million and $83.5 million for the use of ADP’s shared services data center for the three and nine months ended March 31, 2007, respectively. The charge for these services is included within Cost of net revenues.

Services Provided to ADP Affiliated Companies: The Company has charged ADP and ADP affiliates for providing certain investor communication services. The Company recorded revenue of $6.2 million and $15.3 million for these services for the three and nine months ended March 31, 2007, respectively. These charges approximate what the Company would have charged a third-party customer for similar services. Management believes that these charges were made on a reasonable basis.

Notes Payable to ADP Affiliated Parties: The Condensed Consolidated and Combined Statements of Earnings for the three and nine months ended March 31, 2007 includes a charge of $0.7 million and $1.9 million, respectively, for interest expense on notes payable to ADP affiliated parties.

Other Services: The Company received other services from ADP and ADP affiliates including payroll processing services and the use of information technology software for recruiting employees. The Company was primarily charged at a fixed rate per employee per month for such payroll processing services. The charge for the use of information technology software for recruiting employees was based on the Company’s headcount in relation to ADP’s total headcount. Expenses incurred for such services were $0.1 million and $0.4 million for the three and nine months ended March 31, 2007, respectively. These costs are included in Selling, general and administrative expenses.

D. Financial Instruments. Substantially all of the financial instruments of the Company other than Long-term debt are carried at market or fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. The carrying value of the Company’s long-term variable-rate Term loan facility approximates fair value because these instruments reflect market changes to interest rates. The carrying value of the Company’s long-term fixed-rate Senior notes represents the face value of the long-term fixed-rate Senior notes net of the unamortized discount. The fair value of the Company’s long-term fixed-rate Senior notes is based on quoted market prices.

E. Reclassifications. Certain prior year’s information has been reclassified to conform to the current year’s presentation. The Company has provided further detail to the changes in operating assets and liabilities in the Condensed Consolidated and Combined Statements of Cash Flows.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions by prescribing a minimum recognition threshold for recognition of tax benefits in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of applying FIN 48, the amount of benefit recognized in the financial statements may differ from the amount taken or expected to be taken in a tax return. These differences are referred to as unrecognized tax benefits and represent financial statement liabilities. In the event unrecognized tax positions are ultimately allowed (for example, when the matter is settled with taxing authorities or statutes of limitations expire), the benefit is recognized, generally resulting in a reduction of tax expense in the period of recognition. The Company’s adoption of FIN 48 on July 1, 2007 resulted in a decrease to Retained earnings of $0.7 million and an increase to Other non-current liabilities of $0.7 million. For the three months ended March 31, 2008, the Company recognized a net increase to tax expense of $0.3 million and an increase to Other non-current liabilities of $0.3 million. See Note 8 for a further discussion regarding the adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company expects to adopt SFAS No. 157 on July 1, 2008. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt SFAS No. 159 on July 1, 2008. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

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

In December 2007, FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment to ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 160.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the Weighted-average shares outstanding for periods presented. On March 30, 2007, the separation from ADP was completed in a tax-free distribution to the Company’s stockholders of one share of the Company’s common stock for every four shares of ADP common stock held on March 23, 2007. As a result, on March 30, 2007, the Company had 138.8 million Weighted-average shares outstanding, and these share amounts are used for the calculation of basic EPS for all periods presented prior to the Distribution. For all periods prior to the Distribution, the same Weighted-average shares outstanding is used for the calculation of diluted EPS and for basic EPS as no common stock of the Company existed prior to March 30, 2007 and no equity awards of the Company were outstanding for the prior periods.

For the three and nine months ended March 31, 2008, the computation of diluted EPS does not include 4.4 million and 6.4 million options, respectively, to purchase Broadridge common stock, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Three months ended March 31 ,		Nine months ended March 31 ,
	(in millions)
	2008	2007	2008	2007
Weighted-average shares outstanding:
Basic	139.9	138.8	139.7	138.8
Common stock equivalents	1.4	—	1.2	—

Diluted	141.3	138.8	140.9	138.8

NOTE 4. OTHER EXPENSES, NET

Other expenses, net consisted of the following:

	Three months ended March 31,		Nine months ended March 31 ,
	($ in millions)
	2008	2007	2008	2007
Interest expense on notes payable to ADP affiliated parties	$—	$0.7	$—	$1.9
Interest expense on borrowings	7.6	0.2	25.2	0.2
Interest income	(0.6)	—	(1.6)	—
Foreign exchange loss (gain)	0.1	(0.7)	1.6	(0.4)
Other, net	0.2	—	0.5	0.1

Other expenses, net	$7.3	$0.2	$25.7	$1.8

NOTE 5. SECURITIES CLEARING RECEIVABLES AND PAYABLES

Securities clearing receivables and payables consisted of the following:

	March 31, 2008	June 30, 2007
	($ in millions)
Receivables:
Clearing customers	$666.4	$725.5
Securities borrowed	121.0	130.6
Broker-dealers and other	184.1	186.9
Clearing organizations	64.6	47.5
Securities failed to deliver	659.8	150.7

Total	$1,695.9	$1,241.2

Payables:
Clearing customers	$764.0	$665.2
Securities loaned	9.8	7.0
Broker-dealers and other	109.0	107.8
Securities failed to receive	674.2	135.4

Total	$1,557.0	$915.4

As of March 31, 2008, the Company has received securities collateral, primarily in connection with customer margin loans, securities borrowed transactions and correspondent accounts with a market value of approximately $2,602.4 million, which it can sell or repledge. Of this amount, approximately $389.0 million had been pledged or sold as of March 31, 2008 in connection with securities loaned, street-side settlement, and deposits with clearing organizations.

As a registered broker-dealer and member of the New York Stock Exchange (“NYSE”) and the Financial Industry Regulatory Authority (“FINRA”), Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge Clearing”) is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934 (“Rule 15c3-1”). Ridge Clearing computes its net capital under the alternative method permitted by Rule 15c3-1, which requires Ridge Clearing to maintain minimum net capital equal to the greater of $1.5 million or 2% of aggregate debit items arising from customer transactions. The NYSE and FINRA may require a member firm to reduce its business if its net capital is less than 4% of aggregate debit items, or may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit items. At March 31, 2008, Ridge Clearing had net capital of $234.5 million, which was approximately 24.9% of aggregate debit items and exceeded the minimum requirements by $215.7 million.

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

NOTE 6. BORROWINGS

The Company’s outstanding borrowings consisted of the following:

	Expiration Date	March 31, 2008	June 30, 2007
		($ in millions)
Short-term
Short-term borrowing facilities	Demand	$38.0	$109.2

Long-term
Term loan facility	March 2012	235.0	370.0
Senior notes	June 2017	247.8	247.7

Total Long-term debt		482.8	617.7

Total outstanding borrowings		$520.8	$726.9

In addition, the Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million. No amounts were outstanding under this credit facility at March 31, 2008.

At March 31, 2008 and June 30, 2007, the Company was in compliance with the covenants of its debt obligations.

The carrying value of the variable-rate Term loan facility approximates fair value. The fair value of the fixed-rate Senior notes at March 31, 2008 was $224.1 million based on quoted market prices. Amounts are due on the expiration dates listed above.

NOTE 7. STOCK-BASED COMPENSATION

Incentive Equity Awards Converted from ADP Awards. Prior to March 31, 2007, all employee equity awards (stock options and restricted stock) were granted by ADP. At the time of the Distribution, ADP’s outstanding equity awards for employees of the Company were converted into equity awards of Broadridge at a ratio of 2.4569 Broadridge stock options for every ADP stock option held prior to the Distribution and 2.2386 Broadridge time-based restricted shares for every share of ADP time-based restricted stock held prior to the Distribution, and 2.4569 Broadridge performance-based restricted shares for every share of ADP performance-based restricted stock held prior to the Distribution. As a result, the Company issued 17.4 million stock options (weighted-average exercise price of $18.62), 0.3 million time-based restricted shares and 0.8 million performance-based restricted shares upon completion of the conversion of existing ADP equity awards into the Company’s equity awards. As the conversion was considered a modification of an award in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), the Company compared the fair value of the award immediately prior to the Distribution to the fair value immediately after the Distribution to measure the incremental compensation cost. The conversion resulted in an increase in the fair value of the awards by $2.3 million, of which $1.3 million was recognized in the fiscal year ended June 30, 2007, $0.1 million and $0.4 million were recognized in the three and nine months ended March 31, 2008, respectively, and $0.6 million will be recognized over the remaining vesting period of the associated modified unvested options.

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

The activity related to the Company’s incentive equity awards for the three months ended March 31, 2008 consisted of the following:

	Stock Options		Time-based Restricted Stock		Performance-based Restricted Stock
	Number of Options (c)	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Balances at December 31, 2007	16,413,817	$18.71	1,217,146	$19.02	988,850	$19.52
Granted	1,635,000	21.10	30,165	21.71	—	—
Exercised (a)	(250,088)	22.20	—	—	—	—
Vesting of Restricted Shares	—	—	(130,449)	19.70	—	—
Expired/forfeited	(60,769)	18.75	(6,050)	18.34	(4,113)	19.70

Balances at March 31, 2008 (b)	17,737,960	$19.02	1,110,812	$18.60	984,737	$19.41

(a)	Stock options exercised during the period of January 1, 2008 through March 31, 2008 had an intrinsic value of $1.1 million.

(b)	As of March 31, 2008, the Company’s outstanding “in the money” stock options using the quarter-end share price of $17.60 (approximately 3.8 million shares) had an aggregate intrinsic value of $7.1 million.

(c)	Options outstanding as of March 31, 2008 have a weighted-average remaining contractual life of 4.42 years and 10.9 million options are exercisable.

The Company accounts for stock-based compensation in accordance with SFAS No. 123R which requires the measurement of stock-based compensation expense to be recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $9.1 million and $6.2 million was recognized in earnings for the three months ended March 31, 2008 and 2007, respectively, as well as related tax benefits of $3.5 million and $2.4 million, respectively. Stock-based compensation expense of $24.1 million and $18.3 million was recognized in earnings for the nine months ended March 31, 2008 and 2007, respectively, as well as related tax benefits of $9.4 million and $7.0 million, respectively.

As of March 31, 2008, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards amounted to $19.5 million and $26.5 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.1 years and 1.7 years, respectively.

For stock options issued, the fair value of each stock option was estimated on the date of grant using a binomial option pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price, and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.

The following table presents the assumptions used to determine the fair values of stock options granted during the three months ended March 31, 2008:

Risk-free interest rate	3.0% - 3.2%
Dividend yield	1.4%
Weighted-average volatility factor	36.6% - 37.4%
Weighted-average expected life (in years)	5.8 - 6.2
Weighted-average fair value (in dollars)	$6.31

NOTE 8. INCOME TAXES

As a result of the implementation of FIN 48, the Company recognized an increase of $0.7 million in the liability for unrecognized tax benefits, which was accounted for as a reduction of Retained earnings on the Condensed Consolidated Balance Sheet at July 1, 2007. The total gross amount of unrecognized tax benefits was $1.0 million as of July 1, 2007. The amount of the unrecognized tax benefits at March 31, 2008 that, if recognized, would affect the Company’s effective tax rate was $1.4 million. The Company’s liability for unrecognized tax benefits increased by a gross amount of $0.4 million and $1.1 million during the three and nine months ended March 31, 2008, respectively. The increase relates to tax positions taken for the current tax year.

The Company’s policy with respect to interest and penalties associated with uncertain tax positions is not to include them in income tax expense but include penalties as a component of other accrued expenses and interest in interest expense. During the three and nine months ended March 31, 2008, the Company recognized $0.0 million and $0.1 million, respectively, in interest and penalties. Included within the unrecognized tax benefits recorded on July 1, 2007 was accrued interest and penalties of $0.1 million.

The Company is headquartered in the U.S. and is expected to be routinely examined by the U.S. Internal Revenue Service (the “IRS”) and by the tax authorities in the U.S. states and foreign countries in which it conducts business. The Company is not currently under tax audit for any tax period subsequent to the Distribution in any tax jurisdiction. For tax periods prior to the Distribution, the Company was included within the U.S. IRS federal income tax audit of ADP and in the ADP tax audits at the state and foreign country level where the Company was included within an ADP tax group or legal entity.

With respect to U.S. federal income taxes, as a former member of the ADP U.S. federal income tax consolidation, the Company is included in any IRS examination of ADP for periods up to and including March 30, 2007. As a member of the ADP U.S. federal income tax consolidated group, and pursuant to a tax allocation agreement between the Company and ADP, the Company’s U.S. federal income tax payable for the period ended March 30, 2007, was assumed by ADP. In addition, any items of income or expense successfully challenged by the IRS attributable to the business operations of the Company for tax periods ended March 30, 2007 or earlier, will be tax liabilities assumed by ADP. Correspondingly, any items of income or expense attributable to the business operations of the Company for tax periods ended March 30, 2007 or earlier, which are settled favorably with the IRS by ADP, will remain with ADP. Accordingly, the Company has not established any tax reserves or tax assets with respect to U.S. federal income taxes for the tax period ended March 30, 2007.

The tax allocation agreement between the Company and ADP also extends to the Company’s U.S. state income tax and certain foreign income tax liabilities and tax assets attributable to the Company’s business operations for the tax periods ended March 30, 2007 or earlier, ADP will either make payments directly to the appropriate tax authorities or reimburse the Company for tax payments the Company made to the tax authorities that related to tax liabilities subject to the tax allocation agreement to the extent that such tax liabilities are in excess of amounts provided for in respect of such income taxes on the Condensed Combined Balance Sheet of the Company including the Notes thereto, as of March 30, 2007.

NOTE 9. CONTRACTUAL COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company is subject to claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material adverse impact on its financial condition, results of operations or cash flows.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at March 31, 2008 or at June 30, 2007. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements. In the normal course of business, the securities activities of the Clearing and Outsourcing Solutions business primarily involve executions, settlement and financing of various securities transactions for a nationwide retail and institutional, customer and non-customer client base, introduced by its correspondent broker-dealers. These activities may expose the Company to risk in the event customers, other broker-dealers, banks, clearing organizations or depositories are unable to fulfill contractual obligations.

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

NOTE 10. TRANSACTIONS WITH FORMER PARENT

Prior to the Distribution, the Company entered into a transition services agreement with ADP to provide for an orderly transition to being an independent company. Among the principal services provided to the Company by ADP are operational and administrative infrastructure-related services such as accounts payable processing, procurement support and human resources administrative services. ADP ceased providing most of the services under the transition services agreement on March 31, 2008, but the Company and ADP have agreed that ADP shall continue to provide certain administrative and infrastructure-related services through December 31, 2009. For the three and nine months ended March 31, 2008, the Company recorded $0.7 million and $2.3 million, respectively, of expenses in the Condensed Consolidated and Combined Statements of Earnings related to these services.

ADP and the Company entered into a number of commercial service agreements pursuant to which ADP and the Company are providing services to each other. Services provided by ADP to the Company include human resources, payroll and benefits administration services provided by ADP in the ordinary course of its business to third party entities on terms and conditions management believes are similar to those the Company could obtain from other providers of these services. For the three and nine months ended March 31, 2008, the Company recorded $0.4 million and $1.4 million, respectively, of expenses in the Condensed Consolidated and Combined Statements of Earnings related to these agreements. Services provided by the Company to ADP include providing fulfillment and other services that the Company provides in the ordinary course of its business to third parties on terms and conditions it believes are similar to those available to other third parties. For the three and nine months ended March 31, 2008, the Company recorded revenue of $6.6 million and $16.1 million, respectively, in the Condensed Consolidated and Combined Statements of Earnings related to these agreements.

The Company entered into a data center outsourcing services agreement with ADP prior to the Distribution under which ADP provides the Company with data center services consistent with the services provided to the Company immediately prior to the Distribution, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the three and nine months ended March 31, 2008, the Company recorded $27.3 million and $79.8 million, respectively, of expenses in the Condensed Consolidated and Combined Statements of Earnings related to this agreement.

NOTE 11. COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
	($ in millions)
Net earnings	$29.5	$41.9	$94.4	$98.4
Foreign currency translation adjustments	(2.4)	(13.0)	5.2	(21.5)
Minimum pension liability adjustment, net of tax	—	(2.0)	—	(2.0)

Comprehensive income	$27.1	$26.9	$99.6	$74.9

NOTE 12. INTERIM FINANCIAL DATA BY SEGMENT

The Company classifies its operations into the following three reportable segments: Investor Communication Solutions, Securities Processing Solutions, and Clearing and Outsourcing Solutions. See Note 1 for a further discussion of the Company’s reportable segments. The primary components of “Other” are the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign exchange is a reconciling item between the actual foreign exchange rates and fiscal 2008 budgeted foreign exchange rates. The prior year’s reportable segment Net revenues and Earnings before income taxes have been adjusted to reflect updated fiscal 2008 budgeted foreign exchange rates, this adjustment represents a reconciling difference to Net revenues and Earnings before income taxes.

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

The Clearing and Outsourcing Solutions segment is charged for services provided by other segments and records these costs as operating expenses. Prior to January 2007, the Clearing and Outsourcing Solutions segment was billed for these services on a mark-up basis with the other segments recording revenue for the amount of these billings. For the nine months ended March 31, 2007, the Clearing and Outsourcing Solutions segment was billed $2.0 million for services provided by the Investor Communication Solutions segment and $6.0 million for services provided by the Securities Processing Solutions segment. Beginning in January 2007, the Company changed its methodology for charging the Clearing and Outsourcing Solutions segment for services provided by other segments and, as a result, no amounts were billed to the Clearing and Outsourcing Solutions segment for services provided by the Investor Communication Solutions segment and the Securities Processing Solutions segment for the three months ended March 31, 2007. For the three months ended March 31, 2007, the Clearing and Outsourcing Solutions segment was charged $0.6 million from the Investor Communication Solutions segment and $0.8 million from the Securities Processing Solutions segment. For the three and nine months ended March 31, 2008, the Clearing and Outsourcing Solutions segment was charged $1.1 million and $2.6 million, respectively, from the Investor Communication Solutions segment and $1.1 million and $3.4 million, respectively, from the Securities Processing Solutions segment based on the cost of providing such services. The other segments record these services as cost transfers in Cost of net revenues.

Segment results:

	Net Revenues
	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
	($ in millions)
Investor Communication Solutions	$342.9	$339.7	$945.2	$934.8
Securities Processing Solutions	129.0	134.8	381.0	379.0
Clearing and Outsourcing Solutions	22.9	23.2	72.3	68.2
Other	0.2	—	7.8	(7.9)
Foreign exchange	3.8	(4.9)	8.8	(9.9)

Total	$498.8	$492.8	$1,415.1	$1,364.2

	Earnings before Income Taxes
	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
	($ in millions)
Investor Communication Solutions	$32.4	$31.3	$89.4	$72.6
Securities Processing Solutions	36.0	44.6	109.8	113.2
Clearing and Outsourcing Solutions	(0.5)	(1.1)	(4.1)	(11.3)
Other	(20.9)	(2.6)	(43.9)	(7.9)
Foreign exchange	1.4	(2.3)	3.6	(4.3)

Total	$48.4	$69.9	$154.8	$162.3

* * * * * * *

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. These risks and uncertainties include those risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (the “2007 Annual Report”). Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this Quarterly Report on Form 10-Q and our 2007 Annual Report. These risks include:

•	Broadridge Financial Solutions, Inc.’s (“Broadridge” or the “Company”) success in obtaining and selling additional services to its existing clients and obtaining new clients;

•	the pricing of Broadridge’s products and services;

•	changes in laws affecting the investor communication services provided by Broadridge;

•	changes in laws regulating registered clearing agencies and broker-dealers;

•	declines in trading volume, market prices, liquidity of securities markets or proprietary trading activity;

•	Broadridge’s ability to continue to obtain data center services from its former parent company, Automatic Data Processing, Inc. (“ADP”);

•	Broadridge’s debt levels and financing costs, including the impact of its credit ratings on such costs;

•	the ability of Broadridge to develop brand recognition and its reputation with its clients and employees following its separation from ADP in March 2007;

•	the incurrence of additional costs attributable to Broadridge’s operations as a stand-alone public company;

•	changes in technology;

•	availability of skilled technical employees;

•	the impact of new acquisitions and divestitures;

•	competitive conditions; and

•	overall market and economic conditions.

Broadridge disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading global provider of technology-based outsourcing solutions to the financial services industry. Our systems and services include investor communication solutions, securities processing solutions, and securities clearing and operations outsourcing solutions. In short, we provide the infrastructure that helps make the financial services industry work. With more than 40 years of experience, we provide financial services firms with advanced, dependable, scalable, and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities.

We serve a large and diverse client base in the financial services industry, including retail and institutional brokerage firms, global banks, mutual funds, annuity companies, institutional investors, specialty trading firms, and clearing firms. We also provide services to corporate issuers.

We deliver a broad range of solutions that help our clients better serve their retail and institutional customers across the entire investment lifecycle, including pre-trade, trade, and post-trade processing. Our securities processing systems enable our clients to process transactions in more than 50 markets. In fiscal 2007, we: (i) distributed over one billion investor communications in either paper or electronic form as requested by the investor, including proxy materials, investor account statements, trade confirmations, tax statements, pre-sale and post-sale prospectuses; (ii) provided components of our securities processing solutions to seven of the top 10 United States of America (“U.S.”) broker-dealers, as ranked by Securities Industry and Financial Markets Association (“SIFMA”); and (iii) served over 90 correspondents through our securities clearing services. Our operations are classified into three business segments:

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

Securities Processing Solutions

We offer a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools and portfolio management to order capture and execution, trade confirmation, settlement, and accounting. Our services help financial institutions efficiently and cost-effectively consolidate their books and records, focus on their core businesses, and manage risk. With multi-currency capabilities, our Global Processing Solution supports real-time global trading of equity, option, mutual fund, and fixed income securities in established and emerging markets.

Clearing and Outsourcing Solutions

Securities clearing and settlement is the process of matching, recording, and processing transaction instructions and then exchanging payment between counterparties. Our securities clearing services also enable clients to utilize our broker-dealer business to finance inventory. Our operations outsourcing solutions allow brokers to outsource certain administrative functions relating to clearing and settlement to us, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their business. These services are provided through our subsidiary Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge Clearing”).

The Separation of Broadridge from ADP

The spin-off of Broadridge by ADP became effective on March 30, 2007 through a distribution of 100% of the common stock of the Company to the holders of record of ADP’s common stock on March 23, 2007 (the “Distribution”). The Distribution was effected pursuant to a separation and distribution agreement by which ADP contributed to the Company the subsidiaries that operated its brokerage services business which includes the businesses described above. ADP distributed all of the shares of Broadridge as a dividend on ADP common stock, in the amount of one share of our common stock for every four shares outstanding of ADP common stock to each stockholder on the record date.

In connection with the spin-off, we made a cash payment to ADP on March 30, 2007 of $690.0 million which was financed through borrowings under $1,190.0 million of credit facilities that were entered into on March 29, 2007. The payment was made to ADP as a dividend. These borrowings consisted of $440.0 million under a five-year term loan facility and $250.0 million under a one-year revolving credit facility. The credit facilities are subject to covenants including financial covenants consisting of a leverage ratio and an interest coverage ratio. In May 2007, we repaid the $250.0 million one-year revolving credit facility with the proceeds of our offering of $250.0 million in aggregate principal amount of senior notes (the “Senior Notes”) and cash. The Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Senior Notes is payable semi-annually in arrears on June 1st and December 1st of each year, beginning on December 1, 2007. The indenture governing the Senior Notes contains certain restrictive covenants, which, among other things, limit our ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. The indenture also contains a covenant requiring the repurchase of the Senior Notes upon a change of control triggering event. The Senior Notes are senior unsecured obligations and rank equally with our other senior indebtedness. Broadridge may redeem the Senior Notes in whole or in part at any time prior to their maturity. The one-year revolving credit facility was cancelled upon repayment. Through March 31, 2008, we repaid $205.0 million of the five-year term loan facility.

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

Basis of Presentation

The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. These Financial Statements present the consolidated position of the Company as a separate, stand-alone entity subsequent to the Distribution, presented along with the historical operations of the brokerage services business on a combined basis which were operated as part of ADP prior to the Distribution. These Financial Statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. Amounts included in Retained earnings reflect the Company’s Net earnings subsequent to the Distribution. The Company’s combined results of operations and cash flows for periods prior to the Distribution may not be indicative of its future performance and do not necessarily reflect what its results of operations and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented, including changes in its operations and capitalization as a result of the separation from ADP. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Financial Statements should be read in conjunction with our 2007 Annual Report.

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

The Financial Statements for periods prior to the Distribution include costs for facilities, functions and services used by the Company at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on usage. The expenses allocated to the Company for these services are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions. Following the separation from ADP, the Company performs these functions using internal resources or purchased services, certain of which may be provided by ADP during a transitional period pursuant to the transition services agreement. Refer to Note 10, “Transactions with Former Parent,” for a detailed description of the Company’s transactions with ADP subsequent to the Distribution.

Critical Accounting Policies

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

Results of Operations

The following discussions of Analysis of Condensed Consolidated and Combined Operations and Analysis of Reportable Segments refer to the three and nine months ended March 31, 2008 compared to the same periods in fiscal year 2007. The Analysis of Condensed Consolidated and Combined Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Condensed Consolidated and Combined Statements of Earnings.

Analysis of Condensed Consolidated and Combined Operations

	Three Months Ended March 31,		Change
	2008	2007	$	%
	($ in millions)
Total Net revenues	$498.8	$492.8	$6.0	1.2

Cost of net revenues	383.1	375.1	8.0	2.1
Selling, general and administrative expenses	60.0	47.6	12.4	26.1
Other expenses, net	7.3	0.2	7.1	NM	*

Total expenses	450.4	422.9	27.5	6.5

Earnings before income taxes	48.4	69.9	(21.5)	(30.8)
Margin	9.7%	14.2%		(4.5	) pts

Provision for income taxes	18.9	28.0	(9.1)	(32.5)
Effective tax rate	39.0%	40.1%		(1.1	) pts

Net earnings	$29.5	$41.9	$(12.4)	(29.6)

* Not Meaningful

	Nine Months Ended March 31,		Change
	2008	2007	$	%
	($ in millions)
Total Net revenues	$1,415.1	$1,364.2	$50.9	3.7

Cost of net revenues	1,063.0	1,050.9	12.1	1.2
Selling, general and administrative expenses	171.6	149.2	22.4	15.0
Other expenses, net	25.7	1.8	23.9	NM	*

Total expenses	1,260.3	1,201.9	58.4	4.9

Earnings before income taxes	154.8	162.3	(7.5)	(4.6)
Margin	10.9%	11.9%		(1.0	) pts

Provision for income taxes	60.4	63.9	(3.5)	(5.5)
Effective tax rate	39.0%	39.4%		(0.4	) pts

Net earnings	$94.4	$98.4	$(4.0)	(4.1)

* Not Meaningful

Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2007

Total Net Revenues. Total Net revenues for the three months ended March 31, 2008 were $498.8 million, an increase of $6.0 million or 1.2%, compared to $492.8 million for the three months ended March 31, 2007. The increase in Net revenues reflects favorable foreign currency exchange rates and growth in our business segments driven by both internal and new business growth including higher event-driven revenues. The total increase in Net revenues was partially offset by the two previously announced client losses that impacted gains in all three of our business segments.

Investor Communication Solutions’ segment Net revenues increased by $3.2 million, or 0.9%. The increase was driven by higher internal growth and event-driven business revenues partially offset by the previously announced loss of a large client. The amendments to the proxy rules adopted by the Securities and Exchange Commission (the “SEC”) that went into effect in July 2007 had no material impact on the current fiscal quarter’s results. Distribution revenues for the three months ended March 31, 2008 were $186.1 million, an increase of $2.1 million, or 1.1%, compared to $184.0 million for the three months ended March 31, 2007.

Securities Processing Solutions’ segment Net revenues decreased by $5.8 million, or 4.3%. The decrease was driven by the effect of a previously announced loss of a large client, partially offset by new business growth.

Clearing and Outsourcing Solutions’ segment Net revenues were essentially unchanged, with a decline of $0.3 million, or 1.3%. Net revenue contributions from new sales were offset by the previously announced loss of a large client.

Total Net revenues were also favorably impacted by $8.7 million due to fluctuations in foreign currency exchange rates. Other segment Net revenues were essentially unchanged, with an increase of $0.2 million.

Nine Months Ended March 31, 2008 versus Nine Months Ended March 31, 2007

Total Net revenues for the nine months ended March 31, 2008 were $1,415.1 million, an increase of $50.9 million, or 3.7%, compared to $1,364.2 million for the nine months ended March 31, 2007. The increase in Net revenues reflects favorable foreign currency exchange rates, growth in our business segments driven by internal growth, higher event-driven revenues, new business growth, and $7.0 million in one-time non-recurring termination fees. The increase in total Net revenues was partially offset by the two previously announced client losses that impacted Net revenue gains in all three of our business segments.

Investor Communication Solutions’ segment Net revenues increased by $10.4 million, or 1.1%. The increase is driven by higher internal growth and event-driven business revenues, partially offset by the previously announced loss of a large client. Distribution revenues for the nine months ended March 31, 2008 were $499.4 million, an increase of $1.4 million, or 0.3%, compared to $498.0 million for the nine months ended March 31, 2007.

Securities Processing Solutions’ segment Net revenues increased by $2.0 million, or 0.5%. The increase reflects higher internal growth driven by higher trade volume from existing clients during the first six months ended December 31, 2007 and, to a lesser extent, new business. The increase in Net revenues was partially offset by the previously announced loss of a large client.

Clearing and Outsourcing Solutions’ segment Net revenues increased by $4.1 million, or 6.0%, driven by new business and internal growth from existing clients, partially offset by the previously announced loss of a large client.

Total Net revenues were also favorably impacted by $18.7 million due to fluctuations in foreign currency exchange rates and a $15.7 million increase in Other segment Net revenues. The increase in Other segment Net revenues reflects $8.0 million related to the change in methodology for charging the Clearing and Outsourcing Solutions segment for services provided by the Company’s other segments, $7.0 million in one-time non-recurring termination fees, and the elimination of intercompany Interest expense from securities operations.

Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2007

Total Expenses. Total expenses for the three months ended March 31, 2008 were $450.4 million, an increase of $27.5 million, or 6.5%, compared to $422.9 million for the three months ended March 31, 2007. The increase in total expenses reflects higher incremental public company expenses of $8.4 million, $7.6 million in interest expense related to our borrowings, $6.8 million in non-allocated corporate costs, of which $3.4 million represents the expense related to the special stock option grants to corporate officers, fluctuations in foreign exchange rates of $5.0 million, $3.9 million in one-time non-recurring transition costs, and higher revenue generating service activity. The increase in total expenses is partially offset by $6.9 million in royalty fees which are no longer paid to ADP.

Cost of net revenues for the three months ended March 31, 2008 were $383.1 million, an increase of $8.0 million, or 2.1%, compared to $375.1 million for the three months ended March 31, 2007. The increase reflects higher Cost of net revenues in our Investor Communication Solutions segment of $3.9 million, or 1.4%, driven by an increase in distribution costs reflecting increased distribution revenues. Distribution Cost of net revenues for the three months ended March 31, 2008 were $167.8 million, an increase of $2.0 million, or 1.2%, compared to $165.8 million for the three months ended March 31, 2007. Securities Processing Solutions’ segment Cost of net revenues increased $1.6 million, or 2.1% reflecting higher investment spend related to new products. Clearing and Outsourcing Solutions’ segment Cost of net revenues increased $0.4 million, or 2.1%. Other segment Cost of net revenues decreased $2.1 million, reflecting non-recurring charges in the three months ended March 31, 2007. Fluctuations in foreign currency exchange rates also increased Cost of net revenues by $4.2 million.

Selling, general and administrative expenses for the three months ended March 31, 2008 were $60.0 million, an increase of $12.4 million, or 26.1%, compared to $47.6 million for the three months ended March 31, 2007. The increase reflects $8.4 million in incremental public company expenses, $6.8 million in non-allocated corporate costs, of which $3.4 million represents the expense related to the special stock option grants to corporate officers, and one-time transition costs of $3.9 million, partially offset by the elimination of royalty fees of $6.9 million which are no longer paid to ADP.

Other expenses, net increased $7.1 million reflecting $ 7.6 million related to interest expense on borrowings, partially offset by $0.7 million in lower interest expense on notes payable to ADP affiliated parties.

Nine Months Ended March 31, 2008 versus Nine Months Ended March 31, 2007

Total expenses for the nine months ended March 31, 2008 were $1,260.3 million, an increase of $58.4 million, or 4.9%, compared to $1,201.9 million for the nine months ended March 31, 2007. The increase in total expenses reflects $25.2 million in interest expense related to our borrowings, higher incremental public company expenses of $21.9 million, $9.5 million in one-time non-recurring transition costs, $10.2 million in non-allocated corporate costs, of which $3.4 million represents the expense related to the special stock option grants to corporate officers, fluctuations in foreign currency exchange rates of $10.8 million, and higher revenue generating service activity. The increase in total expenses was partially offset by $27.3 million in royalty fees which are no longer paid to ADP, $6.7 million in lower distribution expenses, and the elimination of intercompany Interest expense from securities operations.

Cost of net revenues for the nine months ended March 31, 2008 were $1,063.0 million, an increase of $12.1 million, or 1.2%, compared to $1,050.9 million for the nine months ended March 31, 2007. Cost of net revenues in our Investor Communication Solutions segment decreased by $1.4 million, or 0.2%, driven by a decrease in distribution costs attributable to a change in the mix of mailings and the previously announced loss of a client. Distribution Cost of net revenues for the nine months ended March 31, 2008 were $446.5 million, a decrease of $6.7 million, or 1.5%, compared to $453.2 million for the nine months ended March 31, 2007. Securities Processing Solutions’ segment Cost of net revenues increased $1.9 million reflecting higher investment spend related to new products net of the change in methodology for charging of services to the Clearing and Outsourcing Solutions segment. Clearing and Outsourcing Solutions’ segment Cost of net revenues decreased $2.6 million, or 4.2%, reflecting the change in methodology for charging of services provided by the Company’s other segments. Other segment Cost of net revenues increased $5.3 million, reflecting $8.0 million related to the change in methodology for charging the Clearing and Outsourcing Solutions segment for services provided by the Company’s other segments, partially offset by non-recurring charges in the nine months ended March 31, 2007. Fluctuations in foreign currency exchange rates also increased total Cost of net revenues by $8.9 million.

Selling, general and administrative expenses for the nine months ended March 31, 2008 were $171.6 million, an increase of $22.4 million, or 15.0%, compared to $149.2 million for the nine months ended March 31, 2007. The increase reflects $21.9 million in incremental public company expenses, one-time transition costs of $9.5 million, and $10.2 million in non-allocated corporate costs, of which $3.4 million represents the expense related to the special stock option grants to corporate officers, partially offset by the elimination of royalty fees of $27.3 million which are no longer paid to ADP.

Other expenses, net increased $23.9 million, reflecting $25.2 million related to interest expense on borrowings, partially offset by $1.9 million in lower interest expense on notes payable to ADP affiliated parties.

Earnings before Income Taxes. Earnings before income taxes for the three months ended March 31, 2008 were $48.4 million, a decrease of $21.5 million, or 30.8%, compared to $69.9 million for the three months ended March 31, 2007. The decrease reflects higher Total expenses partially offset by higher Net revenues as discussed above. Overall margin decreased from 14.2% to 9.7% for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, reflecting an increase of $27.5 million in Total expenses as discussed above. Excluding one-time transition costs of $3.9 million, consolidated margin would have increased to 10.5%. Earnings before income taxes for the nine months ended March 31, 2008 were $154.8 million, a decrease of $7.5 million, or 4.6%. The decrease reflects higher Total expenses partially offset by higher Net revenues as discussed above. Overall margin decreased from 11.9% to 10.9%, reflecting an increase in Total expenses of $58.4 million as discussed above. Excluding one-time transition costs of $9.5 million, consolidated margin would have increased to 11.6%.

Provision for Income Taxes. Our effective tax rate for the three and nine months ended March 31, 2008 was 39.0% and 39.0%, respectively, compared to 40.1% and 39.4% for the three and nine months ended March 31, 2007, respectively. The change in the effective tax rate is due in part to a reduction of the federal corporate income tax rate in Canada partially offset in part by an increase in tax expense for the three and nine months ended March 31, 2008 attributable to the Company’s liability for unrecognized tax benefits as determined under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”).

Net Earnings and Basic and Diluted Earnings per Share. Net earnings for the three months ended March 31, 2008 were $29.5 million, a decrease of $12.4 million, or 29.6%, compared to $41.9 million for the three months ended March 31, 2007. Net earnings for the nine months ended March 31, 2008 were $94.4 million, a decrease of $4.0 million, or 4.1%, compared to $98.4 million for the nine months ended March 31, 2007. The decreases in Net earnings reflect increased Total expenses partially offset by increased Net revenues as discussed above. Basic and diluted earnings per share decreased 30.0%, to $0.21 for the three months ended March 31, 2008. Basic and diluted earnings per share decreased 4.2% and 5.6%, to $0.68 and $0.67 for the nine months ended March 31, 2008, respectively.

Analysis of Reportable Segments

Investor Communication Solutions, Securities Processing Solutions, and Clearing and Outsourcing Solutions are the Company’s reportable segments. The primary components of “Other” are the elimination of intersegment revenues and profits and certain unallocated expenses. Foreign exchange is a reconciling item between the actual foreign exchange rates and fiscal year 2008 budgeted foreign exchange rates. The prior fiscal year’s reportable segment Net revenues and Earnings before income taxes have been adjusted to reflect updated fiscal year 2008 budgeted foreign exchange rates. This adjustment represents a reconciling difference to Net revenues and Earnings before income taxes.

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

The Clearing and Outsourcing Solutions segment is charged for services provided by other segments and it records these costs as operating expenses. Prior to January 2007, the Clearing and Outsourcing Solutions segment was billed for these services on a mark-up basis with the other segments recording revenue for the amount of these billings. For the nine months ended March 31, 2007, the Clearing and Outsourcing Solutions segment was billed $2.0 million for services provided by the Investor Communication Solutions segment and $6.0 million for services provided by the Securities Processing Solutions segment. Beginning in January 2007, the Company changed its methodology for charging the Clearing and Outsourcing Solutions segment for services provided by other segments and, as a result, no amounts were billed to the Clearing and Outsourcing Solutions segment for services provided by the Investor Communication Solutions segment and the Securities Processing Solutions segment for the three months ended March 31, 2007. For the three months ended March 31, 2007, the Clearing and Outsourcing Solutions segment was charged $0.6 million from the Investor Communication Solutions segment and $0.8 million from the Securities Processing Solutions segment. For the three and nine months ended March 31, 2008, the Clearing and Outsourcing Solutions segment was charged $1.1 million and $2.6 million, respectively, from the Investor Communication Solutions segment and $1.1 million and $3.4 million, respectively, from the Securities Processing Solutions segment based on the cost of providing such services. The other segments record these services as cost transfers in Cost of net revenues.

Net Revenues

	Three Months Ended March 31,					Nine Months Ended March 31,
			Change					Change
	2008	2007	$	%		2008	2007	$	%
		($ in millions)					($ in millions)
Investor Communication Solutions	$342.9	$339.7	$3.2	0.9		$945.2	$934.8	$10.4	1.1
Securities Processing Solutions	129.0	134.8	(5.8)	(4.3)		381.0	379.0	2.0	0.5
Clearing and Outsourcing Solutions	22.9	23.2	(0.3)	(1.3)		72.3	68.2	4.1	6.0
Other	0.2	—	0.2	NM	*	7.8	(7.9)	15.7	NM	*
Foreign exchange	3.8	(4.9)	8.7	NM	*	8.8	(9.9)	18.7	NM	*

Total	$498.8	$492.8	$6.0	1.2		$1,415.1	$1,364.2	$50.9	3.7

*	Not Meaningful

Earnings (Loss) Before Income Taxes

	Three Months Ended March 31,					Nine Months Ended March 31,
			Change					Change
	2008	2007	$	%		2008	2007	$	%
		($ in millions)					($ in millions)
Investor Communication Solutions	$32.4	$31.3	$1.1	3.5		$89.4	$72.6	$16.8	23.1
Securities Processing Solutions	36.0	44.6	(8.6)	(19.3)		109.8	113.2	(3.4)	(3.0)
Clearing and Outsourcing Solutions	(0.5)	(1.1)	0.6	54.5		(4.1)	(11.3)	7.2	63.7
Other	(20.9)	(2.6)	(18.3)	NM	*	(43.9)	(7.9)	(36.0)	NM	*
Foreign exchange	1.4	(2.3)	3.7	NM	*	3.6	(4.3)	7.9	NM	*

Total	$48.4	$69.9	$(21.5)	(30.8)		$154.8	$162.3	$(7.5)	(4.6)

*	Not Meaningful

Investor Communication Solutions

Net Revenues. Investor Communication Solutions’ segment Net revenues for the three months ended March 31, 2008 were $342.9 million, an increase of $3.2 million, or 0.9%, compared to $339.7 million for the three months ended March 31, 2007. The increase in Net revenues was driven by internal growth of 2.6% reflecting gains in interim communication services and transaction reporting and fulfillment services of which event-driven Net revenues contributed 1.0% primarily due to event-driven mutual fund interims. Net new business (new sales less losses) reduced Net revenues growth by 1.6%, driven by the previously announced loss of a large client. Distribution Net revenues were $186.1 million, an increase of $2.1 million, or 1.1%, compared to $184.0 million for the three months ended March 31, 2007. Position growth, which is a measure of how many holders own a security compared to the prior year and a key factor in the number of pieces processed, was essentially unchanged for annual equity proxies and a positive 8.8% for mutual fund interims. The number of pieces processed increased 14.4% from 247.1 million pieces to 282.7 million pieces. For the nine months ended March 31, 2008, Net revenues were $945.2 million, an increase of $10.4 million or 1.1%, compared to $934.8 million for the nine months ended March 31, 2007. The increase in Net revenues for the nine months was driven by internal growth of 3.6%, of which event-driven revenue contributed 1.2%, and Net new business (new sales less losses) reduced Net revenues by 2.2%, driven by the previously announced loss of a large client. Distribution revenues were $499.4 million, an increase of $1.4 million, or 0.3%, compared to $498.0 million for the nine months ended March 31, 2007. Position growth, a key factor in the number of pieces processed, was essentially unchanged for annual equity proxies and a positive 9.4% for mutual fund interims. The number of pieces processed increased 4.9% from 717.7 million pieces to 753.1 million pieces.

On December 13, 2006, the SEC adopted amendments to its proxy rules that allow public companies an option to follow a “notice and access” model of proxy material delivery. The new rules went into effect on July 1, 2007. On July 26, 2007, the SEC adopted further rule amendments that require public companies and soliciting persons to furnish proxy materials to stockholders by posting them on an Internet website other than the SEC’s EDGAR website. There was no material impact on the business related to the SEC’s amendments to the proxy rules during the three and nine months ended March 31, 2008.

Earnings before Income Taxes. Earnings before income taxes for the three months ended March 31, 2008 were $32.4 million, an increase of $1.1 million, or 3.5%, compared to $31.3 million for the three months ended March 31, 2007. Distribution earnings were essentially unchanged. Margin improved by 0.2 percentage points to 9.4%, reflecting higher internal growth. Earnings before income taxes for nine months ended March 31, 2008 were $89.4 million, an increase of $16.8 million, or 23.1%, compared to $72.6 million for the nine months ended March 31, 2007. Distribution earnings increased by $8.1 million (including a $2.1 million one-time resolution of dispute), as expenses declined due to a more favorable mix of mailings. Margin increased 1.7 percentage points to 9.5%.

Securities Processing Solutions

Net Revenues. Securities Processing Solutions’ segment Net revenues for the three months ended March 31, 2008 were $129.0 million, a decrease of $5.8 million, or 4.3%, compared to $134.8 million for the three months ended March 31, 2007. The decrease in Net revenues was driven by the effect of a previously announced loss of a large client, partially offset by new business growth of 2.6%. Securities Processing Solutions’ segment Net revenues for the nine months ended March 31, 2008 were $381.0 million, an increase of $2.0 million, or 0.5%, compared to $379.0 million for the nine months ended March 31, 2007. The increase in Net revenues for the nine months was due to higher internal growth of 6.0% reflecting strong trade volume from existing clients during the six months ended December 31, 2007 and new business growth of 2.8%, partially offset by the reduction in revenue related to the change in methodology of charging for services provided to the Clearing and Outsourcing Solutions segment, and the previously announced loss of a large client.

Earnings before Income Taxes. Earnings before income taxes for three months ended March 31, 2008 were $36.0 million, a decrease of $8.6 million, or 19.3%, compared to $44.6 million for the three months ended March 31, 2007. The decrease reflects both lower revenues as discussed above and higher investment spend related to new products. Margin decreased by 5.2 percentage points for the three months ended March 31, 2008. Earnings before income taxes for nine months ended March 31, 2008 were $109.8 million, a decrease of $3.4 million, or 3.0%, compared to $113.2 million for the nine months ended March 31, 2007. The decrease in Earnings before income taxes for the nine months reflects higher Net revenues as discussed above, and the change in methodology of charging for services provided to our Clearing and Outsourcing Solutions segment, offset by higher investment spend related to new products. For the nine months ended March 31, 2008, margin decreased by 1.1 percentage points.

Clearing and Outsourcing Solutions

Net Revenues. Clearing and Outsourcing Solutions’ segment Net revenues were $22.9 million, a decrease of $0.3 million, or 1.3% for the three months ended March 31, 2008, compared to $23.2 million for the three months ended March 31, 2007. The decrease reflects a positive contribution from new sales of 12%, more than offset by a previously announced loss of a client and negative client internal growth of 1.0% driven by lower interest rates due to the lower Federal funds rate. Average margin balances for the three months ended March 31, 2008 were $969.8 million compared to $689.7 million for the three months ended March 31, 2007. The average number of trades cleared per day for the three months ended March 31, 2008 were 47,000 compared to 28,000 for the three months ended March 31, 2007. Net revenues were $72.3 million, an increase of $4.1 million, or 6.0% for the nine months ended March 31, 2008, compared to $68.2 million for the nine months ended March 31, 2007. The increase in Net revenues was due to new sales of 13.7% and internal growth of 4.2%, offset by a previously announced loss of a client. Average margin balances for the nine months ended March 31, 2008 were $920.8 million compared to $670.5 million for the nine months ended March 31, 2007. The average number of trades cleared per day for the nine months ended March 31, 2008 were 47,000 compared to 25,000 for the nine months ended March 31, 2007.

Loss before Income Taxes. Loss before income taxes was $0.5 million for the three months ended March 31, 2008, compared to a loss of $1.1 million for the three months ended March 31, 2007. The improvement was due to lower expenses resulting from the change in methodology beginning in January 2008. Loss before income taxes was $4.1 million, a decrease of $7.2 million, for the nine months ended March 31, 2008, compared to a loss of $11.3 million for the nine months ended March 31, 2007. The improvement was due to higher Net revenues, as well as lower expenses resulting from the change in methodology beginning in January 2007 that resulted in $3.4 million in lower charges for services provided by the Company’s other segments.

Beginning in January 2007, the Company changed its methodology for charging the Clearing and Outsourcing Solutions segment for services provided by the Company’s other segments. The Clearing and Outsourcing Solutions segment is charged for services based on the other segments’ cost of providing such services. Prior to January 2007, the Clearing and Outsourcing Solutions segment was billed for these services on a mark-up basis with the other segments recording revenue for the amount of these billings. The following table summarizes the amounts charged to the Clearing and Outsourcing Solutions segment by the Company’s other segments during the three and nine months ended March 31, 2008 and 2007. The Clearing and Outsourcing Solutions segment recorded the cost for these services as Cost of net revenues, as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2008	2007	($)%		2008	2007	($)	(%)
		($ in millions)				($ in millions)
Investor Communication Solutions	$1.1	$0.6	$0.5	83.3	$2.6	$2.6	$—	—
Securities Processing Solutions	1.1	0.8	0.3	37.5	3.4	6.8	(3.4)	(50.0)

Total expenses	$2.2	$1.4	$0.8	57.1	$6.0	$9.4	$(3.4)	(36.2)

Other

Other Net revenues for the three months ended March 31, 2008 were $0.2 million. Other Net revenues for the three months ended March 31, 2008 include the elimination of intercompany Interest expense from securities operations.

The primary component of Other expense are certain unallocated expenses. Total other loss before income taxes was $20.9 million for the three months ended March 31, 2008, an increase of $18.3 million, compared to a $2.6 million loss for the three months ended March 31, 2007. The increase reflects $7.6 million in interest expense related to our borrowings, $6.8 million in non-allocated corporate costs, of which $3.4 million represents the expense related to the special stock option grants to corporate officers, and one-time transition costs of $3.9 million. Other Net revenues for the nine months ended March 31, 2008 were $7.8 million, an increase of $15.7 million, compared to the nine months ended March 31, 2007. Other Net revenues for the nine months ended March 31, 2007 include the elimination of $8.0 million of intersegment revenues. Other Net revenues for the nine months ended March 31, 2008 includes $7.0 million in one-time non-recurring termination fees and the elimination of intercompany Interest expense from securities operations.

The primary component of Other expense are certain unallocated expenses. Total other loss before income taxes was $43.9 million for the nine months ended March 31, 2008 compared to a $7.9 million loss for the nine months ended March 31, 2007. The $36.0 million increase reflects $25.2 million in interest expense related to our borrowings and one-time transition costs of $9.5 million, $8.3 million in non-allocated corporate costs, of which $3.4 million represents the expense related to the special stock option grants to corporate officers, partially offset by $7.0 million in one-time non-recurring termination fees, and the elimination of intercompany Interest expense from securities operations.

Financial Condition, Liquidity and Capital Resources

At March 31, 2008, cash and cash equivalents were $269.8 million compared to $88.6 million at June 30, 2007. Stockholders’ Equity was $640.8 million compared to $531.1 million at June 30, 2007. At March 31, 2008, working capital was $499.5 million compared to $531.4 million at June 30, 2007.

As of March 31, 2008, the Company had a balance of $482.8 million outstanding in long-term borrowings, consisting of a $235.0 million five-year term loan facility and unsecured Senior Notes of $247.8 million. During the three and nine months ended March 31, 2008, the Company repaid $40.0 million and $135.0 of the term loan facility, respectively. Borrowings under the term loan facility bear interest at LIBOR plus 40 to 90 basis points based on debt ratings at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 50 basis points for the three and nine months ended March 31, 2008. The weighted-average interest rate on the five-year term loan facility was 5.19% and 5.62% during the three and nine months ended March 31, 2008, respectively. The Senior Notes are unsecured obligations of Broadridge and rank equally in right of payment with other unsecured and unsubordinated obligations of Broadridge. Interest is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%.

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

Cash Flows

The cash flows from operating and financing activities for our Clearing and Outsourcing Solutions segment differ from that of our other businesses. Within operating activities, increases in Securities clearing receivables and Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations are a use of cash, this can be funded by an increase in Securities clearing payables (reflected within operating activities) or Short-term borrowings (reflected within financing activities). As a result, management analyzes cash flows provided from securities clearing activities separately from all other businesses.

Net cash flows provided by (used in) operating activities were as follows:

	Nine Months Ended March 31,
	2008	2007
	($ in millions)
Net cash flows provided by operating activities, excluding securities clearing activities	$208.7	$162.8

Decrease (increase) in Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	63.9	(102.9)
Increase in Securities clearing receivables	(454.7)	(103.5)
Increase in Securities clearing payables	641.6	119.2

Net cash flows provided by (used in) securities clearing activities	250.8	(87.2)

Net cash flows provided by operating activities, as reported	$459.5	$75.6

Net cash flows provided by operating activities, excluding net cash flows provided by securities clearing activities, were $208.7 million for the nine months ended March 31, 2008, an increase of $45.9 million, compared to $162.8 million net cash flows provided in the comparable period in the prior fiscal year. The increase reflects higher collections of trade accounts receivable net of higher payments for income taxes. Net cash flows provided by our securities clearing activities at our Clearing and Outsourcing Solutions segment were $250.8 million for the nine months ended March 31, 2008 compared to net cash flows used in our securities clearing activities of $87.2 million for the nine months ended March 31, 2007. The increase in net cash flows provided by securities clearing activities was primarily due to $166.8 million net cash flows related to the purchase of treasury bills in fiscal year 2007 and the sale of treasury bills in fiscal year 2008 related to regulatory and clearing organizations requirements and a fiscal year over fiscal year net increase in cash flows from Securities clearing receivables and Securities clearing payables activities of $171.2 million. Securities clearing receivables and Securities clearing payables increased to $454.7 million and $641.6 million, respectively, from June 30, 2007 to March 31, 2008. The increases were primarily the result of $526.0 million of “matched” failed to deliver/failed to receive securities at March 31, 2008, which subsequently cleared.

Net cash flows used in investing activities for the nine months ended March 31, 2008 were $37.9 million, an increase of $13.9 million, compared to $24.0 million net cash flows used in the comparable period in the prior fiscal year. The increase reflects higher cash usage for capital expenditures of $8.7 million and $6.1 million in cash paid to acquire a new business during the nine months ended March 31, 2008.

Net cash flows used in financing activities were $242.2 million for the nine months ended March 31, 2008, an increase of $184.0 million, compared to $58.2 million net cash flows used in the comparable period in the prior fiscal year. The increase in net cash flows used in financing activities reflects $135.0 million in payments on Long-term debt and $25.2 million in dividends paid.

Liquidity Risk

Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain ratios.

Seasonality

Processing and distributing proxy materials and annual reports to investors in equity securities and mutual funds comprises a large portion of our Investor Communication Solutions segment. We process and distribute the greatest number of proxy materials and annual reports beginning late in our third fiscal quarter (the first quarter of the calendar year) with the majority of the processing and distribution of proxy materials and annual reports occurring in our fourth fiscal quarter. The recurring periodic activity of this business is linked to significant filing deadlines imposed by law on public reporting companies and mutual funds. Historically, this has caused our revenue, operating income, net income, and cash flows from operating activities to be higher in our fourth fiscal quarter than in any other fiscal quarter. The seasonality of our revenue makes it difficult to estimate future operating results based on the results of any specific fiscal quarter and could affect an investor’s ability to compare our financial condition and results of operations on a fiscal quarter-by-quarter basis.

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

As a result of the implementation of FIN 48, the Company recognized an increase of $0.7 million in the liability for unrecognized tax benefits, which was accounted for as a reduction of Retained earnings on the Condensed Consolidated Balance Sheet at July 1, 2007. The total gross amount of unrecognized tax benefits was $1.0 million as of July 1, 2007. The amount of the unrecognized tax benefits at March 31, 2008 that, if recognized, would affect the Company’s effective tax rate was $1.4 million. The Company’s liability for unrecognized tax benefits increased by a gross amount of $0.4 million and $1.1 million during the three and nine months ended March 31, 2008, respectively. The increase relates to tax positions taken for the current tax year.

The Company’s policy with respect to interest and penalties associated with uncertain tax positions is not to include them in income tax expense but include penalties as a component of other accrued expenses and interest in interest expense. During the three and nine months ended March 31, 2008, the Company recognized $0.0 million and $0.1 million, respectively, in interest and penalties. Included within the unrecognized tax benefits recorded on July 1, 2007 was accrued interest and penalties of $0.1 million.

The Company is headquartered in the U.S. and is expected to be routinely examined by the U.S. Internal Revenue Service (the “IRS”) and by the tax authorities in the U.S. states and foreign countries in which it conducts business. The Company is not currently under tax audit for any tax period subsequent to the Distribution in any tax jurisdiction. For the tax periods prior to the Distribution, the Company was included within the U.S. IRS federal income tax audit of ADP and in the ADP tax audits at the state and foreign country level where the Company was included within an ADP tax group or legal entity.

With respect to U.S. federal income taxes, as a former member of the ADP U.S. federal income tax consolidation, the Company is included in any IRS examination of ADP for periods up to and including March 30, 2007. As a member of the ADP U.S. federal income tax consolidated group, and pursuant to a tax allocation agreement between the Company and ADP, the Company’s U.S. federal income tax payable for the period ended March 30, 2007, was assumed by ADP. In addition, any items of income or expense successfully challenged by the IRS attributable to the business operations of the Company for tax periods ended March 30, 2007 or earlier, will be tax liabilities assumed by ADP. Correspondingly, any items of income or expense attributable to the business operations of the Company for tax periods ended March 30, 2007 or earlier, which are settled favorably with the IRS by ADP, will remain with ADP. Accordingly, the Company has not established any tax reserves or tax assets with respect to U.S. federal income taxes for the tax period ended March 30, 2007.

The tax allocation agreement between the Company and ADP also extends to the Company’s U.S. state income tax and certain foreign income tax liabilities and tax assets attributable to the Company’s business operations for the tax periods ended March 30, 2007 or earlier, ADP will either make payments directly to the appropriate tax authorities or reimburse the Company for tax payments the Company made to the tax authorities that related to tax liabilities subject to the tax allocation agreement to the extent that such tax liabilities are in excess of amounts provided for in respect of such income taxes on the Condensed Combined Balance Sheet of the Company including the Notes thereto, as of March 30, 2007.

Contractual Obligations

Prior to the Distribution, the Company entered into a transition services agreement with ADP to provide for an orderly transition to being an independent company. Among the principal services provided to the Company by ADP are operational and administrative infrastructure-related services such as accounts payable processing, procurement support and human resources administrative services. ADP ceased providing most of the services under the transition services agreement on March 31, 2008, but the Company and ADP have agreed that ADP shall continue to provide certain administrative and infrastructure-related services through December 31, 2009. For the three and nine months ended March 31, 2008, the Company recorded $0.7 million and $2.3 million, respectively, of expenses in the Condensed Consolidated and Combined Statements of Earnings related to these services.

ADP and the Company entered into a number of commercial service agreements pursuant to which ADP and the Company are providing services to each other. Services provided by ADP to the Company include human resources, payroll and benefits administration services provided by ADP in the ordinary course of its business to third party entities on terms and conditions management believes are similar to those the Company could obtain from other providers of these services. For the three and nine months ended March 31, 2008, the Company recorded $0.4 million and $1.4 million, respectively, of expenses in the Condensed Consolidated and Combined Statements of Earnings related to these agreements. Services provided by the Company to ADP include providing fulfillment and other services that the Company provides in the ordinary course of its business to third parties on terms and conditions it believes are similar to those available to other third parties. For the three and nine months ended March 31, 2008, the Company recorded revenue of $6.6 million and $16.1 million, respectively, in the Condensed Consolidated and Combined Statements of Earnings related to these agreements.

The Company entered into a data center outsourcing services agreement with ADP prior to the Distribution under which ADP provides the Company with data center services consistent with the services provided to the Company immediately prior to the Distribution, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the three and nine months ended March 31, 2008, the Company recorded $27.3 million and $79.8 million, respectively, of expenses in the Condensed Consolidated and Combined Statements of Earnings related to this agreement.

Other Commercial Agreements

The Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million. As of March 31, 2008, no amounts were outstanding under this credit facility.

At March 31, 2008, Ridge Clearing had no loans payable under various secured and unsecured, uncommitted overnight bank credit facilities. In addition, immediately prior to the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest at LIBOR plus 250 basis points. As of March 31, 2008, no amounts were outstanding under these lines of credit.

Significant Non-Cash Transactions

On July 1, 2006, the Company transferred at net book value $3.0 million of equipment and $21.0 million of software and software licenses to ADP. This transfer was related to the consolidation of our data center with ADP’s data center prior to the Distribution.

Off-balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at March 31, 2008 or at June 30, 2007. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

New Accounting Pronouncements

Please refer to Note 2, “New Accounting Pronouncements,” to our Financial Statements under Item 1 of Part I of this Quarterly Report on Form 10-Q, for a discussion on the impact of new accounting pronouncements.

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

In the normal course of business, the securities activities of the Clearing and Outsourcing Solutions business primarily involve executions, settlement, and financing of various securities transactions for a nationwide retail and institutional, customer and non-customer client base, introduced by its correspondent broker-dealers. These activities may expose the Company to risk in the event customers, other broker-dealers, banks, clearing organizations or depositories are unable to fulfill contractual obligations.

The Company’s Clearing and Outsourcing Solutions segment conducts business with broker-dealers, clearing organizations, and depositories that are primarily located in the New York area. Banking activities are conducted mainly with commercial banks located in the New York area and throughout the country to support customer securities activities of correspondent broker-dealers.

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

As of March 31, 2008, $235.0 million of our total $482.8 million in Long-term debt outstanding is based on floating interest rates. Our term loan facility had a balance outstanding of $235.0 million as of March 31, 2008. The interest rate is based on LIBOR plus 40 to 90 basis points based on our debt rating at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 50 basis points for the three and nine months ended March 31, 2008. The average interest rates were 5.19% and 5.62% during the three and nine months ended March 31, 2008.

Item 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2008 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our third fiscal quarter ended March 31, 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(2)	Approximate Dollar Value that May Yet Be Purchased Under the Plan(2)
January 1, 2008 – January 31, 2008	61,563	$22.43	—	—
February 1, 2008 – February 29, 2008	—	—	—	—
March 1, 2008 – March 31, 2008	—	—	—	—

Total	61,563	$22.43	—	—

(1)	Represents shares purchased from employees to pay taxes related to the vesting of restricted shares at an average price of $22.43 per share.

(2)	The Broadridge Board of Directors has not authorized a stock repurchase plan.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: May 8, 2008	By:	/s/ Dan Sheldon
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