Form 10-K
period 2008-06-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2008-08-14
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED JUNE 30, 2008

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

(516) 472-5400

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value, as of December 31, 2007, of common stock held by non-affiliates of the registrant was approximately $3,137,286,635.

As of July 31, 2008, there were 140,475,469 shares of the registrant’s common stock outstanding (excluding 118,082 shares held in treasury), par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within

120 days after the fiscal year end of June 30, 2008 are incorporated by reference into Part III.

i

PART I.

Forward-Looking Statements

This Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:

•	the success of Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”) in retaining and selling additional services to its existing clients and in obtaining new clients;

•	the pricing of Broadridge’s products and services;

•	changes in laws affecting the investor communication services provided by Broadridge;

•	changes in laws regulating registered securities clearing firms and broker-dealers;

•	declines in trading volume, market prices, or the liquidity of the securities markets;

•	any material breach of Broadridge security affecting its clients’ customer information;

•	Broadridge’s ability to continue to obtain data center services from its former parent company, Automatic Data Processing, Inc. (“ADP”);

•	any significant slowdown or failure of Broadridge’s systems;

•	changes in technology;

•	availability of skilled technical employees;

•	the impact of new acquisitions and divestitures;

•	competitive conditions;

•	overall market and economic conditions; and

•	any adverse consequences from Broadridge’s spin-off from ADP.

Broadridge disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.	Business

Overview

Broadridge is a leading global provider of technology-based outsourcing solutions to the financial services industry. Our systems and services include investor communication solutions, securities processing solutions, and securities clearing and operations outsourcing solutions. In short, we provide the infrastructure that helps make the financial services industry work. With more than 40 years of experience, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities.

We serve a large and diverse client base in the financial services industry, including retail and institutional brokerage firms, global banks, mutual funds, annuity companies, institutional investors, specialty trading firms, and clearing firms. We also provide services to corporate issuers.

We deliver a broad range of solutions that help our clients better serve their retail and institutional customers across the entire investment lifecycle, including pre-trade, trade, and post-trade processing. Our securities processing systems enable our clients to process securities transactions in more than 50 countries. In fiscal year 2008, we: (i) distributed over one billion investor communications, including proxy materials, investor account statements, trade confirmations, tax statements and prospectuses; (ii) provided components of our securities processing solutions to eight of the top 10 United States (“U.S.”) broker-dealers, as ranked by Securities Industry and Financial Markets Association (“SIFMA”); and (iii) served over 100 correspondents through our securities clearing services. Our operations are classified into three business segments:

Investor Communication Solutions

A large portion of our Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge®, our innovative electronic proxy delivery and voting solution for institutional investors, helps ensure the participation of the largest stockholders of many companies. We also provide the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help our clients meet their regulatory compliance needs. In addition, we provide financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance our clients’ communications with investors. All of these communications are delivered in paper or electronic form.

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

Clearing and Outsourcing Solutions

We provide securities clearing and operations outsourcing services through our subsidiary Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge Clearing”). Securities clearing and settlement is the process of matching, recording, and processing transaction instructions and then exchanging payment between counterparties. Ridge Clearing also provides financing for client inventory through margin lending. Our operations outsourcing solutions allow broker-dealers to outsource to Ridge Clearing certain administrative functions relating to clearing and settlement, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their business.

History and Development of Our Company

We are the former Brokerage Services division of ADP. Broadridge Financial Solutions, Inc. was incorporated in Delaware as a wholly-owned subsidiary of ADP on March 29, 2007 in anticipation of our spin-off from ADP. On March 30, 2007, we spun off from ADP and began operating as an independent public company. Our company has more than 40 years of history of providing innovative solutions to the financial services industry and publicly-held companies. In 1962, the Brokerage Services division of ADP opened for business with one client, processing an average of 300 trades per night. In 1979, we expanded our U.S.-based securities processing solutions to process Canadian securities.

We made significant additions to our Securities Processing Solutions business through two key acquisitions in the mid-1990s. In 1995, we acquired a London-based provider of multi-currency clearance and settlement services, to become a global supplier of transaction processing services. In 1996, we acquired a provider of institutional fixed income transaction processing systems. In fiscal year 2008, we processed on average approximately $3 trillion daily in fixed income trades.

We began offering our proxy services in 1989. The proxy services business, which started what has become our Investor Communication Solutions business, leveraged the information processing systems and infrastructure of our Securities Processing Solutions business. Our proxy services offering attracted 31 major clients in its first year of operations. In 1992, we acquired The Independent Election Corporation of America which further increased our proxy services capabilities. By 1999, we were handling over 90% of the investor communication distributions for all securities held of record by banks and broker-dealers in the U.S.—from proxy statements to annual reports. During the 1990s, we expanded our proxy services business to serve security owners of Canadian and United Kingdom issuers and we began offering a complete outsourced solution for international proxies.

In 1998, having previously provided print and distribution services as an accommodation to our securities processing and proxy clients, we decided to focus on account statement and reporting services. In 2001, we developed and released PostEdge® to meet the need for electronic distribution and archiving of all investor communications.

In 2004, we entered the securities clearing business by purchasing Bank of America Corporation’s U.S. Clearing and BrokerDealer Services businesses. The following year we commenced offering our unique business process outsourcing service to self-clearing U.S. broker-dealers.

The Broadridge Business

Our operations are classified into three business segments: Investor Communication Solutions, Securities Processing Solutions, and Clearing and Outsourcing Solutions.

Investor Communication Solutions

A majority of publicly-traded shares are not registered in companies’ records in the names of their ultimate beneficial owners. Instead, a substantial majority of all public companies’ shares are held in “street name,” meaning that they are held of record by broker-dealers or banks through their depositories. Most street name shares are registered in the name “Cede & Co.,” the name used by The Depository Trust and Clearing Corporation (“DTCC”), which holds shares on behalf of its participant broker-dealers and banks. These participant broker-dealers and banks (which are known as nominees because they hold securities in name only) in turn hold the shares on behalf of their clients, the individual beneficial owners. Nominees, upon request, are required to provide companies with lists of beneficial owners who do not object to having their names, addresses, and share holdings supplied to companies, so called “non-objecting beneficial owners” (or “NOBOs”). Objecting beneficial owners (or “OBOs”) may be contacted directly only by the broker-dealer or bank.

Because DTCC’s role is only that of custodian, a number of mechanisms have been developed in order to pass the legal rights it holds as the record owner (such as the right to vote) to the beneficial owners. The first step in passing voting rights down the chain is the “omnibus proxy,” which DTCC executes to transfer its voting rights to its participant nominees.

Under applicable rules, nominees must deliver proxy materials to beneficial owners and request voting instructions. Nominees are often prohibited by applicable New York Stock Exchange (“NYSE”), or other self-regulatory organization (“SRO”) rules, or by express agreements with their customers from voting the securities held in their customers’ accounts in the absence of receiving such customers’ voting instructions.

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

The Securities and Exchange Commission’s (the “SEC”) rules require public companies to reimburse nominees for the expense of distributing stockholder communications to beneficial owners of securities held in street name. The reimbursement rates are set forth in the rules of SROs, including the NYSE. We act as a billing and collection agent for many nominees with respect to this reimbursement. We bill public companies on behalf of the nominees, collect the fee and remit to the nominee any difference between the fee that the nominee is entitled to collect and the amount that the nominee has agreed to pay us for our services.

We also compile NOBO lists on behalf of nominees in response to requests from issuers. The preparation of NOBO lists is subject to reimbursement by the securities issuers requesting such lists to the broker-dealers. The reimbursement rates are based on the number of NOBOs on the list produced pursuant to NYSE or other SRO rules. Such rules also provide for certain fees to be paid to third party intermediaries who compile such NOBO lists. We function as such an intermediary in the NOBO process.

We also provide proxy distribution, vote tabulation, and various additional investor communication tools and services to institutional investors, corporate issuers, and investment companies.

The services we provide in this segment represented approximately 71%, 73%, and 72% of our total net revenues in fiscal years 2008, 2007, and 2006, respectively. They include:

Bank and Brokerage Offerings. We handle the entire proxy materials distribution and voting process for our bank and broker-dealer clients on-line and in real-time, from coordination with third-party entities to ordering, inventory maintenance, mailing, tracking and vote tabulation. We offer electronic proxy delivery services for the electronic delivery of proxy materials to investors and collection of consents; maintenance of a database that contains the delivery method preferences of our clients’ customers; posting of documents on the Internet; e-mail notification to investors notifying them that proxy materials are available; and proxy voting over the Internet. We also have the ability to combine stockholder communications for multiple stockholders residing at the same address which we accomplish by having ascertained the delivery preferences of investors. In addition, we provide a complete outsourced solution for the processing of international proxies. We also provide a complete reorganization communications solution to notify investors of reorganizations or corporate action events such as tender offers, mergers and acquisitions, bankruptcies, and class action lawsuits.

We also offer our bank and brokerage clients financial information distribution and transaction reporting services to help them meet their regulatory compliance requirements and business needs including: prospectus fulfillment services; electronic prospectus services; Investor Mailbox, our service providing the electronic delivery of investor communications to our clients’ websites; PostEdge®, our electronic document archival and electronic delivery solution for documents including trade confirmations, tax documents and account statements; marketing communications; imaging, archival and workflow solutions; and on-demand digital print services.

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

Corporate Issuer Offerings. We are the largest processor and provider of investor communication solutions to public companies. We offer our corporate issuer clients many tools to facilitate their communications with investors such as Internet and telephone proxy voting, electronic delivery of corporate filings, and householding of communications to stockholders at the same address. One of our opportunities for growth in the Investor Communication Solutions segment involves serving corporate issuer clients in providing communications services to registered stockholders—that is, stockholders who do not hold their shares through a broker-dealer in street name. We also offer proxy services to non-North American corporate issuers in connection with their general and special meetings of stockholders. Our corporate issuer services include ShareLink®, our service that enables the creation and printing of personalized proxy forms in a variety of formats. ShareLink® provides complete project management for the beneficial and registered proxy process.

Mutual Fund Offerings. We provide a full range of tools that enable mutual funds to communicate with large audiences of investors efficiently, reliably, and often with substantial cost savings. Our solutions allow mutual funds to centralize all investor communications through one resource. We also provide printing and mailing of regulatory reports, prospectuses and proxy materials, as well as proxy solicitation services. In addition, we distribute marketing communications and informational materials and create on-demand enrollment materials for mutual fund investors. Our unique position in the industry enables us to manage the entire communication process with both registered and beneficial stockholders.

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

Our securities processing services represented approximately 23%, 24%, and 25% of our total net revenues in fiscal years 2008, 2007, and 2006, respectively. These services include the following:

North American Processing Services. We provide a set of sophisticated, multi-currency systems that support real-time processing of securities transactions in North American equities, options, fixed income securities, and mutual funds. Brokerage Processing Services (“BPS”) is our core multi-currency back-office processing system that supports real-time processing of transactions in the U.S. markets. BPS handles everything from order management to clearance and settlement, and assists our clients in meeting their regulatory reporting and other back-office requirements. BPS is provided on a hosted application service provider (“ASP”) basis. We also offer a version of BPS for processing Canadian securities. In addition to our BPS offering, we provide specialized transaction processing tools and services for small to mid-market financial firms in the U.S. and Canada that are operated on separate Broadridge technology platforms. We also provide state-of-the-art fixed-income transaction processing capabilities and support for front, middle, and back-office functions. Our securities processing services can be integrated with our web-based desktop applications, enterprise workflow, automated inquiry reporting and record-keeping services.

International Processing Services. We provide advanced multi-currency transaction processing solutions for institutional and retail securities operations, corporate actions, and business process outsourcing services such as data cleansing. Our Global Processing Solution is our integrated delivery of multiple securities processing products and services to create a comprehensive system that is capable of processing transactions in equity, option, mutual fund, and fixed income securities in established and emerging markets, at any time. Its advanced real-time processes automate the securities transaction lifecycle from order capture and execution through confirmation, settlement, and accounting.

Clearing and Outsourcing Solutions

Ridge Clearing provides clearing and execution services, and financing of client inventory through margin lending. Ridge Clearing also provides operations outsourcing services for a variety of clearing, record-keeping, and custody-related functions.

Securities clearing is the verification of information between two broker-dealers in a securities transaction and the subsequent settlement of that transaction, either as a book-entry transfer or through physical delivery of certificates, in exchange for payment. Record-keeping includes customer account maintenance and customized data processing services. Custody services are the safe-keeping of another party’s assets, such as physical securities. Clients for whom we provide securities clearing, record-keeping, and custody-related services are generally referred to as our “correspondents.” In the U.S., clearing relationships typically are “fully-disclosed.” This means that the correspondent’s customer is known to the clearing firm and the clearing firm is known to the customer.

Our clients engage in either the retail or institutional brokerage business in the U.S. Our clients generally engage us either to act as a full-service clearing firm, whereby our securities clearing and processing personnel execute and clear transactions and we are the broker-dealer of record, or as a provider of operations outsourcing solutions, whereby our clients execute and clear transactions and we perform a number of related administrative back-office functions, such as record-keeping and reconciliations. In this capacity, we are not the broker-dealer of record.

We effect securities transactions for our clients on either a cash or margin basis. In a cash basis transaction, our clients fully pay for the purchase price of the security, and we provide execution and clearing services. In a margin transaction, we extend credit to a client for a portion of the purchase price of the security. Such credit is collateralized by securities in the client’s accounts in accordance with regulatory and internal requirements. We receive income from interest charged on such loans. In the normal course of business, we borrow securities from banks and other broker-dealers to facilitate customer short selling activity and to effect delivery of securities at settlement. Conversely, we lend securities to broker-dealers and other trading entities who need to cover their short sales and to complete transactions that require delivery of securities at settlement.

Our services also include an extensive mutual fund roster, a variety of retirement plans (for which we are the custodian), comprehensive cash management services, brand name institutional quality research, and fee-based advisory products.

As a member of Euroclear, Cedel, and the Citibank Global Custodian Clearance Network, we offer international clearing capabilities including multi-currency confirmation and statement reporting.

Broadridge’s Integrated Solutions

Our U.S. clients can choose from three levels of securities processing services, all of which utilize the same technology platform. We provide our clients the ability to integrate our securities processing services with our securities clearing services and/or operations outsourcing services. This allows our clients to migrate across these services as they grow or as their business needs change without having to undergo the cost and risk of changing their underlying back-office systems. Our three-tier service offering is as follows:

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

In addition, our clients can integrate our securities processing and clearing services with our other services including: (i) the processing of trade confirmations and account statements, delivered traditionally or electronically; (ii) equity and mutual fund prospectus processing; and (iii) automated workflow tools that help our clients streamline their securities processing and operations activities. Our core systems for processing equity, option, and mutual fund transactions in the U.S. markets can also be combined with our specialized systems for trading in fixed income and international securities. These specialized securities processing services are fully integrated with our correspondent clearing and operations outsourcing services.

Clients

We serve a large and diverse client base in the financial services industry including retail and institutional brokerage firms, global banks, mutual funds, annuity companies, institutional investors, specialty trading firms, and clearing firms. We also provide services to corporate issuers.

In fiscal year 2008, we:

•	processed approximately 74% of the outstanding shares in the U.S. in the performance of our proxy services;

•	distributed over one billion investor communications in either paper or electronic form, as requested by the investor;

•	provided components of our securities processing solutions to eight of the top 10 U.S. broker-dealers;

•	provided six of the top 10 Fortune Global 500 banks with fixed income trade processing services, processing on average approximately $3 trillion daily in fixed income trades; and

•	served over 100 correspondents through our securities clearing services.

In fiscal year 2008, we derived approximately 22% of our revenues from five clients. Our largest single client accounted for between 5-6% of our revenues.

Competition

We operate in a highly competitive industry. Our Investor Communication Solutions business competes with companies that provide investor communication and corporate governance solutions including transfer agents who handle communication services to registered (non-beneficial) securities holders, proxy advisory firms, proxy solicitation firms and other proxy services providers. We also face competition from numerous firms in the compiling and printing of transaction confirmations and account statements. Our Securities Processing Solutions business principally competes with brokerage firms that perform their trade processing in-house, and with numerous other outsourcing vendors. Our Clearing and Outsourcing Solutions business competes with other financial institutions that offer correspondent clearing and execution services. Our back-office support services offered through this segment also compete with very large financial institutions that both clear transactions and manage their own back-office record-keeping operations. In many cases, clients engage us only to perform certain functions, such as back-office processing, and do not outsource certain functions that we would also perform for them, such as clearing transactions.

Technology

We have several information processing systems which serve as the core foundation of our technology platform. We leverage these systems in order to provide our investor communication, securities processing, and securities clearing and operations outsourcing services. We are committed to maintaining extremely high levels of quality service through our skilled technical employees and the use of our technology within an environment that seeks continual improvement.

Our mission-critical applications are designed to provide high levels of availability, scalability, reliability, and flexibility. They operate on industry standard enterprise architecture platforms that provide high degrees of horizontal and vertical scaling. This scalability and redundancy allows us to provide high degrees of system availability. In July 2006, we combined our primary data center with ADP’s data center. Those data center systems and applications are operated and managed by ADP under the data center outsourcing services agreement we entered into with ADP in connection with the spin-off from ADP in March 2007. The data center services are provided to us consistent with the services provided to us immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Under this agreement, ADP is responsible for hosting our mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. All critical platforms are fully supported under ADP’s disaster recovery program which provides geographic diversity and precise system, application, data and network recovery. The agreement with ADP provides for increasing volumes and the addition of new services over the term. We continue to manage the application development, information technology strategy and system architecture direction and management functions. The data center outsourcing services agreement with ADP will expire on June 30, 2012.

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

To further demonstrate our commitment to maintaining the highest levels of quality service and client satisfaction within an environment that fosters continual improvement, Broadridge’s and ADP’s data centers are International Organization for Standardization (“ISO”) 9001:2000 certified. In addition, Broadridge’s core applications and facilities for the provision of our proxy, U.S. equity and fixed income securities processing services, and ADP’s data centers will be ISO 27001 certified in August 2008.

Product Development. Our products and services are designed with reliability, availability, scalability, and flexibility so that we can fully meet our clients’ processing needs. These applications are built in a manner which allows us to meet the breadth and depth of requirements of our financial services industry clients in a highly efficient manner. We continually upgrade, enhance, and expand our existing products and services taking into account input from clients, industry-wide initiatives and regulatory changes affecting our clients.

Intellectual Property. We own registered marks for our trade name and own or have applied for trademark registrations for many of our services and products. We regard our products and services as proprietary and utilize internal security practices and confidentiality restrictions in contracts with employees, clients, and others for protection. We believe that we hold all proprietary rights necessary to conduct our business.

Employees

At June 30, 2008, we had approximately 4,850 employees. None of our employees are subject to collective bargaining agreements governing their employment with our company. We believe that our employee relations are good.

Regulation

The securities and financial services industries are subject to extensive regulation in the U.S. and in other jurisdictions. As a matter of public policy, regulatory bodies in the U.S. and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors participating in those markets.

In the U.S., the securities and financial services industries are subject to regulation under both federal and state laws. At the federal level, the SEC regulates the securities industry, along with the Financial Industry Regulatory Authority, Inc. or FINRA (the entity formed from the July 2007 consolidation of the National Association of Securities Dealers and the member regulation, enforcement and arbitration functions of the NYSE), the various stock exchanges, and other self-regulatory organizations (“SROs”). Companies that operate in these industries, such as our subsidiary Ridge Clearing, are subject to regulations concerning many aspects of their businesses, including trade practices, capital structure, record retention, money laundering prevention, and the supervision of the conduct of directors, officers and employees. A failure by Ridge Clearing to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC authorization granted to allow the operation of our Clearing and Outsourcing Solutions business or disqualification of the directors, officers or employees of such business.

Our Investor Communication Solutions and Securities Processing Solutions businesses are generally not directly subject to federal, state, or foreign laws and regulations that are specifically applicable to financial institutions. However, as a provider of services to financial institutions, our services are provided in a manner to assist our clients in complying with the laws and regulations to which they are subject, such as our proxy distribution, processing, and voting services. As a result, the services we provide may change as applicable SEC and NYSE regulations are revised. For example, the SEC has in recent years amended the proxy rules to allow public companies to follow a “notice and access” model of proxy material delivery. The SEC’s notice and access rules have caused us to develop and offer a number of new and additional services.

In addition, in 2005 the NYSE convened a Proxy Working Group to review certain NYSE rules regarding the roles and responsibilities of broker-dealers in the proxy process. The Proxy Working Group made recommendations in 2007 and certain of its recommendations are pending approval by the SEC. The Proxy Working Group recommendations and any additional proposals by the SEC to change the proxy rules could result in further changes to the regulations and practices regarding the distribution of proxy materials, proxy voting, and stockholder communications. We continue to adapt our business practices and service offerings to assist our clients in fulfilling their obligations under evolving legal requirements and industry practices. However, any such changes may result in a negative effect on our Investor Communication Solutions business.

For example, if additional modifications to the current regulations are enacted that allow for Internet delivery of additional types of investor communications without requiring that a notice be sent to stockholders, our revenues and results of operations in the Investor Communication Solutions business could be adversely affected.

Certain of the securities processing services we provide may be deemed to be mission-critical functions of financial institutions that are regulated by one or more member agencies of the Federal Financial Institutions Examination Council (“FFIEC”). We are therefore subject to examination by the member agencies of the FFIEC which are the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Office of Thrift Supervision, and the National Credit Union Association. The FFIEC conducts periodic reviews of certain of our operations in order to identify existing or potential risks associated with our operations that could adversely affect the financial institutions to which we provide services, evaluates our risk management systems and controls, and determines our compliance with applicable laws that affect the services we provide to financial institutions. In addition to examining areas such as our management of technology, data integrity, information confidentiality and service availability, the reviews also assess our financial stability. A sufficiently unfavorable review from the FFIEC could result in our clients not being allowed to use our services. In addition, we engage independent auditors to review many of our operations to provide internal control evaluations for our clients and their regulators.

Regulation of our Clearing and Outsourcing Solutions business

Our Clearing and Outsourcing Solutions business is conducted through our subsidiary, Ridge Clearing, a broker-dealer registered with the SEC and a member of FINRA and various other SROs. Our Clearing and Outsourcing Solutions business operates in the regulatory environment discussed in the following paragraphs.

As a registered broker-dealer, Ridge Clearing is required to participate in the Securities Investor Protection Corporation (“SIPC”). In the event of a broker-dealer member’s insolvency, SIPC provides protection of up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. Additional protection (“Excess SIPC”) is provided through Customer Asset Protection Company, a Vermont-licensed insurer. Excess SIPC increases account protection up to the net equity of the customer account, but does not protect against losses from the rise and fall in the market value of investments, and does not cover all assets. Such coverages are provided in connection with our securities clearing services and are for the benefit of all customers of our introducing broker-dealer clients.

Regulation of Clearing Activities

Ridge Clearing provides clearing services to introducing broker-dealers, commonly referred to as “correspondents,” with whom we are not affiliated. Errors in performing clearing functions, including clerical, technological, and other errors related to the processing of securities transactions and the handling of funds and securities held by us on behalf of broker-dealers, could lead to censures, fines, or other sanctions imposed by applicable regulatory authorities. Errors could also lead to losses and liability in related lawsuits and proceedings brought by our clients (including our correspondents), the customers of our correspondents, and others.

Regulatory Capital and Customer Protection Requirements

As a registered broker-dealer and member of FINRA, Ridge Clearing is subject to the SEC’s net capital rule. The net capital rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. The net capital rule provides specific criteria to measure regulatory net capital, which requires the firm to apply deductions and other operational charges to its net worth to reflect illiquid assets. These deductions also include adjustments, which are commonly called “haircuts,” which reflect the possibility of a decline in the market value of firm inventory before disposition. The effects of securities lending and securities borrowing activities on net capital calculations are described in the “Regulation of Securities Lending and Borrowing” section below.

Failure to maintain the required net capital may subject Ridge Clearing to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies and, if not cured, could ultimately require the liquidation of Ridge Clearing. The net capital rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness, and the making of any unsecured advance or loan to a stockholder, employee or affiliate, if such payment would reduce Ridge Clearing’s net capital below required levels.

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

A change in the net capital rule, the imposition of new rules or any unusually large charges against net capital could limit some of our securities clearing and operations outsourcing activities that require the intensive use of capital and also could restrict our ability to withdraw capital from our Clearing and Outsourcing Solutions business, which in turn could limit our ability to pay dividends, repay debt, or repurchase shares of outstanding stock. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of our Clearing and Outsourcing Solutions business.

In addition, as a regulated broker-dealer, Ridge Clearing is also subject to the SEC’s customer protection rule. The customer protection rule operates to protect both customer funds and customer securities. To protect customer securities, the customer protection rule requires that the broker-dealers promptly obtain possession or control of customers’ fully paid securities free of any lien. However, broker-dealers may lend or borrow customers’ securities purchased on margin or customers’ fully paid securities, if the broker-dealer provides collateral exceeding the market value of the securities it borrowed and makes certain other disclosures to the customer. With respect to customer funds, the customer protection rule requires broker-dealers to make deposits into an account held only for the benefit of customers (“reserve account”) based on its computation of the reserve formula. The reserve formula requires that broker-dealers compare the amount of funds it has received from customers or through the use of their securities (“credits”) to the amount of funds the firm has used to finance customer activities (“debits”). In this manner, the customer protection rule ensures that the broker-dealer’s securities lending and borrowing activities do not impact the amount of funds available to customers in the event of liquidation.

Regulation of Securities Lending and Borrowing

As part of our Clearing and Outsourcing Solutions business, Ridge Clearing engages in securities lending and borrowing transactions with other broker-dealers either by lending the securities that we hold for our correspondents and their customers to other broker-dealers or by borrowing securities from banks or other broker-dealers to facilitate transactions by our correspondents.

Securities lending and borrowing activities are subject to the SEC’s net capital rule described above. Because engaging in securities lending and borrowing presents counterparty credit risk to the broker-dealer, the provisions in the net capital rule require unsecured receivables to be deducted from the broker-dealer’s net worth when it computes its “net capital.” In addition, the net capital rule requires a 100% deduction of the amount by which the market value of securities loaned exceeds cash collateral received. Securities lending and borrowing activities are also subject to the SEC’s customer protection rule, the objective of which is to ensure that assets of the firm’s customers will be available to be distributed to them in the event of a liquidation of a registered broker-dealer.

SEC Rules 8c-1 and 15c2-1 (the “hypothecation rules”) under the Securities Exchange Act of 1934 (the “Exchange Act”) set forth requirements relating to the borrowing or lending of our correspondents’ customers’ securities. The hypothecation rules prohibit us from borrowing or lending correspondents’ customers securities in situations where (1) the securities of one customer will be held together with securities of another customer, without first obtaining the written consent of each customer; (2) the securities of a customer will be held together with securities owned by a person or entity that is not a customer; or (3) the securities of a customer will be subject to a lien for an amount in excess of the aggregate indebtedness of all customers’ securities.

Regulation T was issued by the Board of Governors of the U.S. Federal Reserve (“Federal Reserve”) pursuant to the Exchange Act in part to regulate the borrowing and lending of securities by broker-dealers. Although Regulation T allows broker-dealers to deposit cash in order to secure the borrowing of securities for the purpose of making deliveries of such securities in the cases of short sales, failures to receive securities they are required to deliver, or other similar cases and to lend securities for such purposes against such a deposit, it also includes provisions regarding the provision of collateral. For example, under the provisions of Regulation T, broker-dealers are generally required to collect cash equal to 50% of the value of equity securities purchased in a margin account. However, we may require the deposit of a higher percentage of the value of equity securities purchased on margin. Securities borrowed transactions are extensions of credit to the securities lender in that the lender generally receives cash collateral that exceeds the market value of the securities that were lent.

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

Failure to maintain the required net capital, accurately compute the reserve formula or comply with Regulation T or Regulation SHO may subject Ridge Clearing to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies and, if not cured, could ultimately require the liquidation of our Clearing and Outsourcing Solutions business. A change in the net capital rule, the hypothecation rules, the customer protection rule, Regulation T, Regulation SHO, or the imposition of new rules could adversely impact our ability to engage in securities lending and borrowing, which in turn could limit our ability to pay dividends, repay debt or repurchase shares of outstanding stock.

Margin Risk Management

Our margin lending activities expose the capital of Ridge Clearing to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility, and changes in liquidity of the underlying margin collateral, over which we have virtually no control.

We attempt to minimize the risks inherent in our margin lending activities by retaining in our margin lending agreements the ability to adjust margin requirements as needed and by exercising a high degree of selectivity when accepting new correspondents. When determining whether to accept a new correspondent, we evaluate, among other factors, the brokerage firm’s experience in the industry, its financial condition and the background of the principals of the firm. In addition, we have multiple layers of protection, including the balances in customers’ accounts, correspondents’ commissions on deposit, and clearing deposits provided by correspondent firms, in the event that a correspondent or one of its customers does not deliver payment for our services. We also maintain a bad debt reserve. Our customer agreements and fully-disclosed clearing agreements require industry arbitration in the event of a dispute. Arbitration is generally less expensive and more time efficient than dispute resolution through the court system. Although we attempt to minimize the risk associated with our margin lending activities, there is no assurance that the assumptions on which we base our decisions will be correct or that we are in a position to predict factors or events which will have an adverse impact on any individual client or issuer, or the securities markets in general.

State Regulation

Ridge Clearing is a broker-dealer authorized to conduct business in all 50 states under applicable state securities regulations.

Changes in Our Business and the Regulatory Environment

In addition, we may expand our Clearing and Outsourcing Solutions business into other countries in the future. We will be required to comply with the regulatory controls of each country in which we conduct business. The securities and financial services industries are heavily regulated in many foreign countries. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to expand internationally.

Privacy and Information Security Regulations

The processing of personal information is required to provide our services. Data privacy laws and regulations in the U.S. and foreign countries apply to the collection, transfer, use, and storage of personal information. In the U.S., the federal Gramm-Leach-Bliley Act, which applies to financial institutions, and various state privacy laws, which apply to businesses that collect personal information, apply directly to our subsidiary Ridge Clearing. The Gramm-Leach-Bliley Act and state privacy laws apply indirectly, through contractual commitments with our clients and through industry standards, to the entities that perform our investor communication and securities processing services. The state privacy laws require notification to affected individuals, state officers, and consumer reporting agencies in the event of a security breach of computer databases or physical documents that results in unauthorized access to or disclosure of certain non-public personal information. These regulations and laws also impose requirements for safeguarding personal information through internal policies and procedures.

Similar data privacy laws related to the collection, transfer, use, and storage of personal information exist outside of the U.S., such as the European Union’s 95/46 EC Directive of the European Parliament, Canada’s Personal Information Protection and Electronic Documents Act, individual European national laws, and data privacy laws of other countries. In some cases, these laws may be more restrictive and may require different compliance requirements than the Gramm-Leach-Bliley Act or the U.S. state privacy laws, and may impose additional duties on companies.

There has been increased public attention regarding the corporate use of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. The law in these areas is not consistent or settled. While we believe that Broadridge is compliant with its regulatory responsibilities, the legal, political, and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings, or other events could expose Broadridge to increased program costs, liability, and possible damage to our reputation.

Other

Our businesses, both directly and indirectly, rely on the Internet and other electronic communications gateways. We intend to expand our use of these gateways. To date, the use of the Internet has been relatively free from regulatory restraints. However, governmental agencies within the U.S. and other jurisdictions are beginning to address regulatory issues that may arise in connection with the use of the Internet. Accordingly, new regulations or interpretations may be adopted that constrain our own and our clients’ abilities to transact business through the Internet or other electronic communications gateways.

Seasonality

Processing and distributing proxy materials and annual reports to investors in equity securities and mutual funds comprises a large portion of our Investor Communication Solutions business. We process and distribute the greatest number of proxy materials and annual reports during our fourth fiscal quarter (the second quarter of the calendar year). The recurring periodic activity of this business is linked to significant filing deadlines imposed by law on public reporting companies and mutual funds. Historically, this has caused our revenues, operating income, net earnings, and cash flows from operating activities to be higher in our fourth fiscal quarter than in any other quarter. The seasonality of our revenues makes it difficult to estimate future operating results based on the results of any specific fiscal quarter and could affect an investor’s ability to compare our financial condition, results of operations, and cash flows on a fiscal quarter-by-quarter basis.

Segment and Geographic Area Financial Information

You can find financial information regarding our operating segments and our geographic areas in Note 19, “Financial Data By Segment” to our Consolidated and Combined Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K.

The Separation of Broadridge from ADP

Until March 30, 2007, Broadridge was a wholly-owned subsidiary of ADP. The spin-off by ADP of its brokerage services business became effective on March 30, 2007 through a distribution of 100% of the common stock of the Company to the holders of record of ADP’s common stock on March 23, 2007 (the “Distribution”). In connection with the spin-off, ADP received a private letter ruling from the Internal Revenue Service and an opinion from tax counsel indicating that the spin-off was tax free to the stockholders, ADP, and Broadridge. Please refer to Item 1A of Part I “Risk Factors” of this Annual Report on Form 10-K for information on the tax risks associated with the spin-off from ADP.

The financial statements in this Annual Report on Form 10-K for the periods ended on or after the Distribution are presented on a consolidated and combined basis and include the accounts of Broadridge and its majority-owned subsidiaries. The financial statements for the periods presented before the Distribution are presented on a combined basis and represent those entities that were ultimately transferred to Broadridge as part of the spin-off. The assets and liabilities presented have been reflected on a historical basis, as before the Distribution such assets and liabilities were owned by ADP. However, the financial statements for the periods presented before the Distribution do not include all of the actual expenses that would have been incurred had Broadridge been a stand-alone entity during the periods presented and do not reflect Broadridge’s combined results of operations, financial position, and cash flows had Broadridge been a stand-alone company during the periods presented. The results of operations, financial position, and cash flows for periods before the Distribution are not necessarily indicative of the results that may be expected for any other future period as a result of the presentation described above.

We entered into agreements with ADP before the spin-off to govern the terms of the spin-off, certain of which will have potential impacts on our business in future periods, including:

Separation and Distribution Agreement

The separation and distribution agreement defines our ongoing relationship with ADP following the spin-off, and provides for cross-indemnities between ADP and us, principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of ADP’s retained businesses with ADP.

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

We are generally required to indemnify ADP against any tax resulting from the Distribution (and against any claims made against ADP in respect of any tax imposed on its stockholders), in each case if that tax results from (i) an issuance of a significant amount of our equity securities, a redemption of a significant amount of our equity securities or our involvement in other significant acquisitions of our equity securities (excluding the Distribution of our stock in the spin-off), (ii) other actions or failures to act by us (such as those described in the following paragraph), or (iii) any of our representations or undertakings referred to in the tax allocation agreement being incorrect or violated. ADP is generally required to indemnify us for any tax resulting from the Distribution if that tax results from (i) ADP’s issuance of its equity securities, redemption of its equity securities or involvement in other acquisitions of its equity securities, (ii) other actions or failures to act by ADP, or (iii) any of ADP’s representations or undertakings referred to in the tax allocation agreement being incorrect or violated.

In addition, to preserve the tax-free treatment to ADP of the Distribution, for specified periods of up to 30 months following the Distribution, we are generally prohibited, with a number of specified exceptions, from:

•	issuing, redeeming, or being involved in other significant acquisitions of our equity securities (excluding the Distribution of our stock in the spin-off);

•	transferring significant amounts of our assets;

•	amending our certificate of incorporation or by-laws;

•	failing to comply with the Internal Revenue Service requirement for a spin-off that we engage in the active conduct of a trade or business after the spin-off; or

•	engaging in other actions or transactions that could jeopardize the tax-free status of the Distribution.

Data Center Outsourcing Services Agreement

Under the data center outsourcing services agreement entered into with ADP before the Distribution, ADP provides us with data center services consistent with the services they provided to us immediately before the Distribution, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting our mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012.

Available Information

Our headquarters are located at 1981 Marcus Avenue, Lake Success, New York 11042, and our telephone number is (516) 472-5400.

We maintain an Investor Relations website on the Internet at www.broadridge-ir.com. We make available free of charge, on or through this website, our annual, quarterly and current reports, and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these, just click on the “SEC Filings” link found on our Investor Relations homepage. You can also access our Investor Relations website through our main website at www.broadridge.com by clicking on the “Investor Relations” link, which is located at the top of our homepage. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report filed with the SEC.

ITEM 1A.	Risk Factors

You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K or incorporated by reference herein. Based on the information currently known to us, we believe that the following information identifies the material risk factors affecting our company in each of the noted risk categories: (i) Risks Relating to Our Business; (ii) Risks Relating to Our Clearing and Outsourcing Solutions Business; and (iii) Risks Relating to Our Separation from ADP. However, additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also adversely affect our business.

If any of the following risks and uncertainties develops into actual events, they could have a material adverse effect on our business, financial condition, or results of operations.

Risks Relating to Our Business

Future consolidation in the financial services industry could adversely affect our revenues by eliminating some of our existing and potential clients and could make us more dependent on a more limited number of clients.

There has been and continues to be merger, acquisition, and consolidation activity in the financial services industry. Mergers or consolidations of financial institutions in the future could reduce the number of our clients and potential clients. If our clients merge with or are acquired by other entities that are not our clients, or firms that use fewer of our services, they may discontinue or reduce the use of our services. In addition, it is possible that the larger financial institutions resulting from mergers or consolidations could decide to perform in-house some or all of the services that we currently provide or could provide. Any of these developments could have a material adverse effect on our business and results of operations.

A large percentage of our revenues is derived from a small number of clients in the financial services industry.

In fiscal year 2008, we derived approximately 22% of our revenues from five clients. Our largest single client accounted for between 5-6% of our revenues. While these clients generally work with multiple business segments, the loss of business from any of these clients due to client consolidation or non-renewal of contracts would have an adverse effect on our revenues and results of operations. At the end of a contract term, clients have the opportunity to renegotiate their contracts with us and to consider whether to engage one of our competitors to provide services. If we are not successful in achieving high renewal rates with favorable terms, particularly with these clients, our revenues from such renewals and the associated earnings could be negatively impacted.

The financial services industry has experienced increasing scrutiny by regulatory authorities in recent years and further changes in legislation or regulations may affect our ability to conduct our business or may reduce our profitability.

The legislative and regulatory environment of the financial services industry has undergone significant change in the past and may undergo further change in the future. The SEC, FINRA, various securities exchanges, and other U.S. and foreign governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations. These legislative and regulatory initiatives may affect the way in which we conduct our business and may make our business less profitable. Changes in the interpretation or enforcement of existing laws and regulations by those entities may also adversely affect our business.

Our Investor Communication Solutions and Securities Processing Solutions businesses are generally not directly subject to federal, state, or foreign laws and regulations that are specifically applicable to financial institutions. However, as a provider of services to financial institutions, our services are provided in a manner to assist our clients in complying with the laws and regulations to which they are subject such as our proxy distribution, processing, and voting services. As a result, the services we provide may change as applicable SEC and NYSE regulations are revised. For example, the SEC has in recent years amended the proxy rules to allow public companies to follow a “notice and access” model of proxy material delivery. The SEC’s notice and access rules have caused us to develop and offer a number of new and additional services.

In addition, in 2005 the NYSE convened a Proxy Working Group to review certain NYSE rules regarding the roles and responsibilities of broker-dealers in the proxy process. The Proxy Working Group made recommendations in 2007 and certain of its recommendations are pending approval by the SEC. The Proxy Working Group recommendations and any additional proposals by the SEC to change the proxy rules could result in further changes to the regulations and practices regarding the distribution of proxy materials, proxy voting and stockholder communications. We continue to adapt our business practices and service offerings to assist our clients in fulfilling their obligations under evolving legal requirements and industry practices. However, any such changes may result in a negative effect on our Investor Communication Solutions business. For example, if additional modifications to the current regulations are enacted that allow for Internet delivery of additional types of investor communications without requiring that a notice be sent to stockholders, our revenues and results of operations in the Investor Communication Solutions business could be adversely affected.

Certain of the securities processing services we provide may be deemed to be mission-critical functions of financial institutions that are regulated by one or more member agencies of the FFIEC. We are therefore subject to examination by the member agencies of the FFIEC. The FFIEC conducts periodic reviews of certain of our operations in order to identify existing or potential risks associated with our operations that could adversely affect the financial institutions to which we provide services, evaluates our risk management systems and controls, and determines our compliance with applicable laws that affect the services we provide to financial institutions. In addition to examining areas such as our management of technology, data integrity, information confidentiality and service availability, the reviews also assess our financial stability. A sufficiently unfavorable review from the FFIEC could result in our clients not being allowed to use our services, which could have a material adverse effect on our business, financial condition and results of operations.

There has been increased public attention regarding the corporate use of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. The law in these areas is not consistent or settled. While we believe that Broadridge is compliant with its regulatory responsibilities, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose Broadridge to increased program costs, liability, and possible damage to our reputation.

Our revenues may decrease due to declines in trading volume, market prices, or the liquidity of the securities markets.

We generate significant revenues from the transaction processing fees we earn from our investor communication, securities processing, and clearing and outsourcing services (including the interest income from our margin lending activities and interest earned by investing clients’ cash). These revenue sources are substantially dependent on customer trading volumes, market prices, and the liquidity of the securities markets. Over the past several years, the U.S. and foreign securities markets have experienced significant volatility. Sudden sharp or gradual but sustained declines in market values of securities can result in:

•	reduced investor communications activity, including reduced mutual fund communications volumes, reduced mergers and acquisitions and reduced proxy activity;

•	reduced trading activity;

•	illiquid markets;

•	declines in the market values of securities carried by our clients and clearing correspondents;

•	the failure of buyers and sellers of securities to fulfill their settlement obligations;

•	reduced margin loan balances of investors; and

•	increases in claims and litigation.

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

We process and transfer the personal and account information of customers of financial institutions. Our clients are subject to laws and regulations in the U.S. and other jurisdictions designed to protect the privacy of personal information and to prevent that information from being inappropriately disclosed and they require that we abide by such laws and regulations in performing our services for them. In addition, our broker-dealer subsidiary Ridge Clearing is subject to these laws and regulations. We have developed and maintain technical and operational safeguards including encryption, authentication technology, and transmission of data over private networks in order to effect secure transmissions of confidential information over computer systems and the Internet. In addition, ADP, as our data center services provider, has information security safeguards in place. However, despite those safeguards, it is possible that hackers, employees acting contrary to security policies, or others could improperly access our systems or improperly obtain or disclose the personal or account information of our clients’ customers. Any breach of our security policies or safeguards, or those of our outsourced data center services provider, resulting in the unauthorized use or disclosure of the personal or account information of our clients’ customers could limit our ability to provide services, hinder the growth of our business, and subject us to litigation or damage our reputation. In addition, we may incur significant costs to protect against the threat of network or Internet security breaches or to alleviate problems caused by such breaches.

We purchase a significant portion of our data center services, including disaster recovery capabilities, from ADP, and if ADP fails to adequately perform the data center services in the manner necessary to meet our clients’ needs, our business, financial condition, and results of operations may be harmed.

Prior to our spin-off from ADP, we combined our primary data center with ADP’s data center. In connection with our separation from ADP, we entered into a multi-year data center outsourcing services agreement with ADP pursuant to which ADP provides us with data center services consistent with the services provided to us immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. The services include hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. As a result, we currently purchase a significant portion of our data center services, including disaster recovery capabilities, from ADP. ADP has not ordinarily provided outsourced data center services. If ADP fails to adequately perform the data center services in the manner necessary to meet our clients’ needs, our business, financial condition and results of operations may be harmed. If our agreement with ADP is terminated for any reason, we may not be able to find an alternative data center services provider in a timely manner or on acceptable financial terms. If we need to build our own information technology infrastructure, we may incur substantial costs and could experience temporary business interruptions. As a result, we may not be able to meet the demands of our clients and, in turn, our business, financial condition, and results of operations may be harmed. In addition, technology service failures could have adverse regulatory consequences for our Clearing and Outsourcing Solutions business. Some of these risks are anticipated and covered through service level credits, termination rights, and indemnification clauses in our data center outsourcing services agreement with ADP. Nevertheless, we may not be adequately protected against all possible losses through the terms of the agreement.

Any slowdown or failure of our computer or communications systems or those of our outsourced data center services provider could subject us to liability for losses suffered by our clients or their customers.

Our services depend on our ability to store, retrieve, process, and manage significant databases, and to receive and process transactions and investor communications through a variety of electronic systems and media. Our systems, those of our outsourced data center services provider, or any other systems with which ours interact could slow down significantly or fail for a variety of reasons, including:

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

While we monitor system loads and performance and implement system upgrades to handle predicted increases in trading volume and volatility, we cannot assure you that we will be able to predict future volume increases or volatility accurately or that our systems and those of ADP, as our data center services provider, will be able to accommodate these volume increases or volatility without failure or degradation. Moreover, because we have outsourced our data center operations, the operation and performance of the data center involve factors beyond our control. Any significant degradation or failure of our computer systems, communications systems or any other systems in the performance of our services could cause the customers of our clients to suffer delays in their receipt of investor communications or in the execution of their trades. These delays could cause substantial losses for our clients or their customers and could subject us to claims and losses, including litigation claiming fraud or negligence that could damage our reputation, increase our service costs, cause us to lose revenues, and/or divert our technical resources.

Our business, financial position, and results of operations could be harmed by adverse rating actions by credit rating agencies.

If the credit ratings of our outstanding indebtedness are downgraded, or if rating agencies indicate that a downgrade may occur, our business, financial position, and results of operations could be adversely affected and perceptions of our financial strength could be damaged. In connection with our separation from ADP, we incurred long-term debt with an initial investment grade rating. In fiscal year 2007, we issued $250 million in aggregate principal amount of unsecured senior notes due June 2017 (the “Senior Notes”) with an investment grade rating. During fiscal year 2008, one of the two credit rating agencies that had rated our indebtedness downgraded our credit rating to non-investment grade. We also received an investment grade rating from a third credit rating agency in fiscal year 2008. The downgrade had the effect of increasing our borrowing costs, and a further downgrade could decrease the availability of funds we are able to borrow and further increase our borrowing costs, adversely affecting our business, financial position, and results of operations. In addition, a further downgrade could adversely affect our relationships with our clients. For further information with respect to our borrowing costs, see Note 11, “Borrowings” to our Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K.

If the operational systems and infrastructure that we depend on fail to keep pace with our growth, we may experience operating inefficiencies, client dissatisfaction and lost revenue opportunities.

The growth of our business and expansion of our client base may place a strain on our management and operations. We believe that our current and anticipated future growth will require the implementation of new and enhanced communications and information systems, the training of personnel to operate these systems, and the expansion and upgrade of core technologies. While many of our systems are designed to accommodate additional growth without redesign or replacement, we may nevertheless need to make significant investments in additional hardware and software to accommodate growth. In addition, we cannot assure you that we will be able to predict the timing or rate of this growth accurately or expand and upgrade our systems and infrastructure on a timely basis. Because we utilize the systems of our outsourced data center, we will depend on ADP to keep the processing capacity and speed of the data center in line with the growth of our business.

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

Our growth has required and will continue to require increased investments in management personnel and systems, financial systems and controls, and office facilities. In the absence of continued revenue growth, the costs associated with these investments would cause our operating margins to decline from current levels. We cannot assure you that we will be able to manage or continue to manage our recent or future growth successfully. If we fail to manage our growth, we may experience operating inefficiencies, dissatisfaction among our client base, and lost revenue opportunities.

If we are unable to respond to the demands of our existing and new clients, our ability to reach our revenue goals or maintain our profitability could be diminished.

The global securities industry is characterized by increasingly complex infrastructures and products, new and changing business models and rapid technological changes. Our clients’ needs and demands for our products and services evolve with these changes. For example, an increasing number of our clients are from market segments focusing on hedge funds, algorithmic trades and direct access customers who demand increasingly sophisticated products. Our future success will depend, in part, on our ability to respond to our clients’ demands for new services, capabilities and technologies on a timely and cost-effective basis, to adapt to technological advancements and changing standards, and to address our clients’ increasingly sophisticated requirements.

Intense competition could negatively affect our ability to maintain or increase our market share and profitability.

The market for our products and services is rapidly evolving and highly competitive. We compete with a number of firms that provide similar products and services to our market. In addition, we compete with our clients’ in-house capabilities to perform competitive functions. Some of our competitors may possess significantly greater financial, technical, marketing, and other resources than we do. Some of our competitors may also offer a wider range of services than we do and may enjoy greater name recognition and more extensive client bases than ours. These competitors may be able to respond more quickly to new or changing opportunities, technologies, and client requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to clients and adopt more aggressive pricing policies than we will be able to offer or adopt. There can be no assurances that we will be able to compete effectively with current or future competitors. If we fail to compete effectively, our market share could decrease and our business, financial condition, and results of operations could be materially harmed.

We may be unable to attract and retain key personnel.

Our continued success depends on our ability to attract and retain senior management and other qualified personnel to conduct our Investor Communication Solutions, Securities Processing Solutions, and Clearing and Outsourcing Solutions businesses. The market for such specialists is extremely competitive. There can be no assurance that we will be successful in our efforts to recruit and retain the required personnel. If we are unable to attract and retain qualified individuals or our recruiting and retention costs increase significantly, our operations and financial results could be materially adversely affected.

Our products and services, and the products and services provided to us by third parties, may infringe upon intellectual property rights of third parties, and any infringement claims could require us to incur substantial costs, distract our management, or prevent us from conducting our business.

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

From time to time, we have been, and expect to continue to engage in business acquisitions. The acquisition and integration of businesses involve a number of risks. The core risks are in the areas of:

•	valuation: negotiating a fair price for the business based on inherently limited due diligence reviews;

•

integration: managing the complex process of integrating the acquired company’s people, products, technology, and other assets so as to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition; and

•	legacy issues: protecting against actions, claims, regulatory investigations, losses, and other liabilities related to predecessor business.

Also, the process of integrating these businesses may disrupt our business and divert our resources. These risks may arise for a number of reasons including, for example:

•	finding suitable businesses to acquire at affordable valuations or on other acceptable terms;

•	competition for acquisitions from other potential acquirors;

•	borrowing money from lenders or selling equity or debt securities to the public to finance future acquisitions on terms that may be adverse to us;

•	incurring unforeseen obligations or liabilities in connection with such acquisitions;

•	devoting unanticipated financial and management resources to an acquired business;

•	entering markets where we have minimal prior experience; and

•	experiencing decreases in earnings as a result of non-cash impairment charges.

In addition, international acquisitions often involve additional or increased risks including, for example:

•	geographically separated organizations, systems, and facilities;

•	integrating personnel with diverse business backgrounds and organizational cultures;

•	complying with foreign regulatory requirements;

•	enforcing intellectual property rights in some foreign countries; and

•	general economic and political conditions.

General economic and political conditions and broad trends in business and finance that are beyond our control may contribute to reduced levels of activity in the securities markets, which could result in lower revenues from our business operations.

Trading volume, market prices, and liquidity are affected by general national and international economic and political conditions, and broad trends in business and finance that result in changes in volume and price levels of securities transactions. These factors include:

•	economic, political and market conditions;

•	the availability of short-term and long-term funding and capital;

•	the level and volatility of interest rates;

•	legislative and regulatory changes;

•	currency values and inflation; and

•	national, state, and local taxation levels affecting securities transactions.

These factors are beyond our control and may contribute to reduced levels of activity in the securities markets. Our revenues have historically been largely driven by the volume of trading activities of our clients. Our margin lending revenues are also impacted by changes in the trading activities of our correspondents. Accordingly, any significant reduction in activity in the securities markets would likely result in lower revenues from our business operations.

The financial services business is highly dependent on certain market centers that may be targets of terrorism.

Our business is dependent on exchanges and market centers being able to process trades. Terrorist activities in September 2001 caused the U.S. securities markets to close for four days. This impacted our revenues and profitability for that period of time. If future terrorist incidents cause interruption of market activity, our revenues and profits may be impacted negatively again.

Our revenues are subject to seasonal variations because we process and distribute the greatest number of proxy materials and annual reports in our fourth fiscal quarter.

Processing and distributing proxy materials and annual reports to investors in equity securities and mutual funds comprises a large portion of our Investor Communication Solutions business. We process and distribute the greatest number of proxy materials and annual reports during our fourth fiscal quarter. The recurring periodic activity of this business is linked to significant filing deadlines imposed by law on public reporting companies and mutual funds. Historically, this has caused our revenues, operating income, net earnings, and cash flows from operating activities to be higher in our fourth fiscal quarter than in any other fiscal quarter. The seasonality of our revenues makes it difficult to estimate future operating results based on the results of any specific fiscal quarter and could affect an investor’s ability to compare our financial condition, results of operations, and cash flows on a fiscal quarter-by-quarter basis.

Risks Relating to Our Clearing and Outsourcing Solutions Business

Our existing clearing correspondents may choose to perform their own securities clearing services as their operations grow.

We market our securities clearing services to our existing correspondent clients on the strength of our ability to process transactions and perform related back-office functions more effectively than these clients could perform these functions themselves. As our correspondent clients’ operations grow, they often consider the option of performing securities clearing functions themselves, in a process referred to in the securities industry as “self-clearing.” As the transaction volume of a broker-dealer grows, the cost of implementing the necessary infrastructure for self-clearing may be eventually offset by the elimination of per-transaction processing fees that would otherwise be paid to a clearing firm. Additionally, performing their own securities clearing services allows self-clearing broker-dealers to retain their customers’ margin balances, free credit balances and securities for use in margin lending activities. If a significant number of clearing correspondents or correspondents representing a significant portion of our business terminate their clearing relationship with us to become self-clearing, this could result in a material adverse effect on our business, financial condition, and results of operations.

We have tried to address this potential client loss by offering our operations outsourcing service, which affords firms an ability to remain or become self-clearing without the necessity of maintaining this infrastructure. However, some firms may nevertheless choose to change to self-clearing operations and not outsource their operations to us, which could have a material adverse effect on our business, financial condition, and results of operations.

Our securities clearing business may be exposed to risk from our counterparties and third parties.

In the normal course of business, our securities clearing activities involve execution, settlement, and financing of various securities clearing transactions for a nationwide client base. With these activities, we may be exposed to risk in the event our clients, other broker-dealers, banks, clearing organizations, or depositories are unable to fulfill contractual obligations.

Our practice of recording securities clearing transactions may expose us to off-balance sheet risk of loss.

We record clients’ securities clearing transactions on a settlement date basis, which is generally three business days after the trade date. We are therefore exposed to off-balance sheet risk of loss on unsettled transactions in the event clients and other counterparties are unable to fulfill contractual obligations.

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

The involvement of our securities clearing business in options markets subjects us to risks inherent in conducting business in those markets.

We clear options contracts on behalf of our correspondents and their customers. Trading in options contracts is generally more highly leveraged than trading in other types of securities. This additional leverage increases the risk associated with trading in options contracts, which in turn raises the risk that a correspondent or customer may not be able to fully repay its creditors, including us, if it experiences losses in its options trading.

Our securities clearing and operations outsourcing services could expose us to legal liability for errors in performing clearing or operations outsourcing services and, in connection with our clearing services, for improper activities of our correspondents.

Any intentional failure or negligence in properly performing our securities clearing or operations outsourcing services, or any mishandling of funds and securities held by us on behalf of our correspondents and their customers could lead to censures, fines, or other sanctions by applicable authorities as well as actions in contract or tort brought by parties who are financially harmed by those failures or mishandlings. Any litigation that arises as a result of our securities clearing or operations outsourcing services could harm our reputation and cause us to incur substantial expenses associated with litigation and damage awards that could exceed our liability insurance by unknown but significant amounts.

In the past, clearing firms in the U.S. have been held liable for failing to take action upon the receipt of customer complaints, failing to know about the suspicious activities of correspondents or their customers under circumstances where they should have known, and even aiding and abetting, or causing, the improper activities of their correspondents. We cannot assure you that our procedures regarding our correspondents will be deemed adequate under current laws and regulations or that securities industry regulators will not enact more restrictive laws or regulations or change their interpretations of current laws and regulations. If we fail to implement proper procedures or fail to adapt our existing procedures to new or more restrictive regulations, we may be subject to liability that could result in substantial costs to us and distract our management from our business.

Our Clearing and Outsourcing Solutions business is subject to complex regulations, the violation of which could expose us to interruptions in our business and monetary liability from regulators, clients, competitors and others.

Compliance with applicable laws and regulations is time consuming and costly. Changes in laws and regulations may materially increase our direct and indirect compliance costs and other expenses of doing business. The costs of the compliance requirements we face, and the constraints they impose on our operations, could have a material adverse effect on our business, financial condition, and results of operations. Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm our businesses. For a further discussion of the regulatory framework in which we operate, see Item 1 of Part I “Business—Regulation” in this Annual Report on Form 10-K.

All aspects of our Clearing and Outsourcing Solutions business are subject to extensive regulation which may subject us to disciplinary or other action by regulatory organizations.

The securities industry in the U.S. is subject to extensive regulation under both federal and state laws. In addition to these laws, our clearing and outsourcing services must comply with rules and regulations of the SEC, FINRA, various stock exchanges, state securities commissions, and other regulatory bodies charged with safeguarding the integrity of the securities markets and other financial markets and protecting the interests of investors participating in these markets. Broker-dealers are subject to regulations covering all aspects of the securities business, including:

•	trade practices among broker-dealers;

•	use and safekeeping of investors’ funds and securities;

•	capital structure;

•	margin lending;

•	record-keeping; and

•	conduct of directors, officers, and employees.

Our ability to comply with these regulations depends largely upon the establishment and maintenance of an effective compliance system as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions due to claimed non-compliance with these regulations in the future. If a claim of non-compliance is made by a regulatory authority, the efforts of our management could be diverted to responding to such claim and we could be subject to a range of possible consequences, including the payment of fines and the suspension of one or more portions of our business. Additionally, some of our securities clearing services contracts include automatic termination provisions which are triggered in the event we are suspended from any of the national exchanges of which we are a member for failure to comply with the rules or regulations thereof.

In addition, because our Clearing and Outsourcing Solutions business is heavily regulated, regulatory approval may be required before expansion of our business activities. We may not be able to obtain the necessary regulatory approvals for any desired expansion. Even if approvals are obtained, they may impose restrictions on our business and could require us to incur significant compliance costs or adversely affect the development of business activities in affected markets.

If our securities clearing business does not maintain the capital levels required by regulations or does not follow the requirements of the customer protection rule, we may be subject to fines, suspension, revocation of registration, or expulsion by regulatory authorities.

Our securities clearing business is subject to stringent rules imposed by the SEC, FINRA, and various other regulatory agencies which require broker-dealers to maintain specific levels of net capital and to protect customer funds and customer securities. Net capital is the net worth of a broker-dealer, less deductions for certain assets, including assets not readily convertible into cash, and specified percentages of certain securities positions. If we fail to maintain the required net capital, or fail to protect customer funds or customer securities, we may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA, which, if not cured, could ultimately lead to the liquidation of Ridge Clearing. If the net capital rules are changed or expanded, or if there is an unusually large charge against the net capital of Ridge Clearing, we might be required to limit or discontinue our securities clearing and margin lending operations that require the intensive use of capital. In addition, our ability to withdraw capital from Ridge Clearing could be restricted, which in turn could limit our ability to pay dividends, repay debt, and redeem or purchase shares of our outstanding stock, if necessary. A large operating loss or charge against the net capital of our securities clearing business could impede our ability to expand or even maintain our present volume of business.

Procedures and requirements of the USA PATRIOT Act may expose our securities clearing business to significant costs or penalties.

As a participant in the financial services industry, our securities clearing business is subject to laws and regulations, including the USA PATRIOT Act of 2001, which require that we know certain information about our securities clearing services clients and monitor transactions for suspicious financial activities. The cost of complying with the USA PATRIOT Act and related laws and regulations is significant. We may face particular difficulties in identifying our international clients and gathering the required information about them. We face risks that our policies, procedures, technology, and personnel directed toward complying with the USA PATRIOT Act are insufficient and that we could be subject to significant criminal and civil penalties due to noncompliance. Such penalties could have a material adverse effect on our business, financial condition, and results of operations.

Risks Relating to Our Separation from ADP

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

Under the tax allocation agreement that we entered into with ADP, we are generally prohibited, with a number of specified exceptions, for specified periods of up to 30 months following the Distribution, from:

•	issuing, redeeming, or being involved in other significant acquisitions of our equity securities;

•	transferring significant amounts of our assets;

•	amending our certificate of incorporation or by-laws;

•	failing to engage in the active conduct of a trade or business; or

•	engaging in certain other actions or transactions that could jeopardize the tax-free status of the Distribution.

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

See Item 1 of Part I “The Separation of Broadridge from ADP—Tax Allocation Agreement” of this Annual Report on Form 10-K. Our indemnity covers both corporate level taxes and related losses imposed on ADP in the event of a 50% or greater change in our stock ownership described in the preceding risk factor, as well as taxes and related losses imposed on both ADP and its stockholders if, due to our representations or undertakings being incorrect or violated, the Distribution is determined to be taxable for other reasons.

The indemnification obligation to ADP for taxes due in the event of a 50% or greater change in our stock ownership could be substantial, and it is unlikely that we would have the resources to satisfy it.

Our historical financial information for the periods before our separation from ADP is not necessarily representative of the results we would have achieved as a stand-alone company and may not be a reliable indicator of our future results.

Our historical financial information included in this Annual Report on Form 10-K for the periods before our spin-off from ADP does not reflect the financial condition, results of operations, or cash flows we would have achieved as a stand-alone company during the periods before our separation from ADP or that we may achieve in the future. See Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Comparability of Financial Results—Historical ADP Cost Allocations Compared to Broadridge as a Stand-alone Entity.”

ITEM 1B.	Unresolved Staff Comments.

None

ITEM 2.	Properties.

We operate our business from 41 facilities. We own a 20,000 square foot facility in Mount Laurel, New Jersey, where we perform certain administrative functions. We also own a 36,000 square foot facility in Wheatridge, Colorado, where we perform securities processing services. We lease three facilities in Edgewood, New York with a combined space of 790,000 square feet which are used in connection with our Investor Communication Solutions business. We lease space at 36 additional locations, subject to customary lease arrangements, including a 67,000 square foot facility in Lake Success, New York that serves as our corporate headquarters as well as the location of our Clearing and Outsourcing Solutions business. Our leases expire on a staggered basis. We believe our facilities are currently adequate for their intended purposes and are adequately maintained.

ITEM 3.	Legal Proceedings

From time to time, we and our subsidiaries are involved in legal, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our business activities. An adverse outcome in one or more of these proceedings is not expected to have a material adverse effect on our combined financial condition, results of operations, or liquidity.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading “regular way” on the NYSE under the symbol “BR” on April 2, 2007. There were 18,080 stockholders of record as of July 31, 2008. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low closing prices of the common stock on the NYSE as well as dividends declared per share during the fiscal quarters indicated:

Common Stock Market Price	High	Low	Dividends Declared
Fiscal year 2008
First Quarter	$20.34	$16.29	$0.06
Second Quarter	23.96	18.23	0.06
Third Quarter	23.52	17.08	0.06
Fourth Quarter	22.90	16.76	0.06

Common Stock Market Price	High	Low	Dividends Declared
Fiscal year 2007
Fourth Quarter (commencing April 2, 2007)	$21.43	$18.91	$0.06

Dividend Policy

We expect to pay cash dividends on our common stock. On August 4, 2008, our Board of Directors increased our quarterly cash dividend by $0.01 per share to $0.07 per share, an increase in our annual dividend amount of $0.04 per share. However, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.

As a holding company with no material liquid assets other than the capital stock of our subsidiaries, our ability to pay dividends will be dependent on our receiving dividends from our operating subsidiaries. Ridge Clearing, our subsidiary through which we provide our securities clearing and operations outsourcing services, is highly regulated and may be subject to restrictions on its ability to pay dividends to us.

Performance Graph

The following graph compares the cumulative total stockholder return on Broadridge common stock from March 22, 2007, the date our common stock commenced trading on a “when issued” basis, to June 30, 2008 with the comparable cumulative return of (i) the S&P 400 MidCap Index, and (ii) the S&P 400 Information Technology Index. The graph assumes $100 was invested on March 22, 2007 in our common stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock.

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that Broadridge specifically incorporates it by reference into such filing.

Comparison of Cumulative Total Return Among Broadridge Financial Solutions, Inc., S&P 400 MidCap Index and S&P 400 Information Technology Index (in dollars)

	March 22, 2007	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
Broadridge Common Stock Value	$100.00	$98.01	$95.42	$94.89	$112.59	$88.64	$106.29
S&P 400 MidCap Index Value	$100.00	$99.44	$105.25	$104.34	$101.49	$92.51	$97.53
S&P 400 Information Technology Index Value	$100.00	$98.74	$107.14	$108.07	$103.42	$84.99	$91.33

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of equity securities made by Broadridge during the fourth fiscal quarter of 2008. On August 4, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. The purpose of the share repurchase plan is to offset any share dilution resulting from the Company’s equity compensation plans. The share repurchases will be made in open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

ITEM 6.	Selected Financial Data

Broadridge spun-off from ADP on March 30, 2007. Financial data is presented on a combined basis for periods preceding the spin-off and on a consolidated basis subsequently. The following tables set forth selected consolidated and combined financial information from our audited Consolidated and Combined Financial Statements (the “Financial Statements”) as of and for the fiscal years ended June 30, 2008, 2007, 2006. Our Financial Statements include various adjustments to amounts in our Financial Statements when we were a subsidiary of ADP. The selected consolidated and combined financial data presented below should be read in conjunction with our Financial Statements and the accompanying Notes included in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our Financial Statements may not be indicative of our future performance and do not necessarily reflect what our financial condition and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented before we spun from ADP, including many changes that will occur in the operations and capitalization of our company as a result of our separation from ADP.

	Years Ended June 30,
	2008	2007	2006	2005	2004
	(in millions, except for per share amounts)
Statements of Earnings Data
Net revenues	$2,207.5	$2,137.9	$1,933.3	$1,717.1	$1,525.8
Earnings from continuing operations before provision for income taxes	$325.9	$320.8	$302.7	$273.9	$250.4
Net earnings from continuing operations after provision for income taxes(a)	$192.2	$197.1	$180.5	$166.4	$146.2
Basic earnings per share from continuing operations(b)	$1.38	$1.42	$1.30	$1.20	$1.05
Diluted earnings per share from continuing operations(b)	$1.36	$1.42	$1.30	$1.20	$1.05
Basic Weighted-average shares outstanding	139.6	138.8	138.8	138.8	138.8
Diluted Weighted-average shares outstanding	141.0	139.0	138.8	138.8	138.8
Cash dividends declared per common share	$0.24	$0.06	$—	$—	$—

	At June 30,
	2008	2007	2006	2005	2004
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$198.3	$88.6	$50.1	$31.6	$23.6
Securities clearing receivables	1,369.9	1,241.2	836.8	947.6	—
Total current assets	2,079.2	1,960.0	1,405.9	1,682.1	429.6
Property, plant and equipment, net	82.6	77.4	80.7	75.4	66.5
Total assets	2,833.6	2,678.2	2,134.7	2,422.7	1,034.5
Securities clearing payables	1,157.4	915.4	613.6	729.1	—
Total current liabilities	1,525.4	1,428.6	990.3	1,065.3	211.9
Long-term debt	447.9	617.7	—	—	—
Total liabilities	2,087.8	2,147.1	1,091.5	1,136.2	286.7
Total stockholders’ equity	745.8	531.1	1,043.2	1,286.5	747.8

(a)	The comparison between the results of operations for the fiscal years 2006 and 2005 is affected by the impact of our adoption of Statement of Financial Accounting (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) effective July 1, 2005, using the modified prospective method. Total stock-based compensation expense included in continuing operations increased $22.4 million to $24.6 million in fiscal year 2006 from $2.2 million in fiscal year 2005 due to the recording of expenses for our stock option and employee stock purchase plans.

(b)	The computation of basic earnings per share (“EPS”) is based on the Company’s Net Earnings divided by the basic Weighted-average shares outstanding. On March 30, 2007, the separation from ADP was completed in a tax-free distribution to the Company’s stockholders of one share of the Company’s common stock for every four shares of ADP common stock held on March 23, 2007. As a result, on March 30, 2007, the Company had 138.8 million Weighted-average shares outstanding, and this Weighted-average share amount is utilized for the calculation of basic EPS for all periods presented before the Distribution. For all periods before the date of Distribution, the same Weighted-average number of shares outstanding is used for the calculation of diluted EPS as for basic EPS as no common stock of the Company existed before March 31, 2007 and no equity awards of the Company were outstanding for the prior periods. Diluted EPS subsequent to the Distribution reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and shares of restricted stock have vested.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal years ended June 30, 2008, 2007, and 2006 and should be read in conjunction with our Financial Statements and accompanying Notes thereto included elsewhere herein. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results may differ materially from the results discussed in this Item 7 because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” and “Risk Factors” included in Item 1 of this Annual Report on Form 10-K.

DESCRIPTION OF THE COMPANY AND BUSINESS SEGMENTS

Broadridge is a leading global provider of investor communication solutions, securities processing solutions, and clearing and outsourcing solutions to the financial services industry. We offer advanced integrated systems and services that are dependable, scalable and cost-efficient. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities. Our operations are classified into three business segments: Investor Communication Solutions, Securities Processing Solutions, and Clearing and Outsourcing Solutions.

Investor Communication Solutions

A large portion of our Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge®, our innovative electronic proxy delivery and voting solution for institutional investors, helps ensure the participation of the largest stockholders of many companies. We also provide the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help our clients meet their regulatory compliance needs. In addition, we provide financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance our clients’ communications with investors. All of these communications are delivered in paper or electronic form.

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

Clearing and Outsourcing Solutions

We provide securities clearing and operations outsourcing services through our subsidiary Ridge Clearing. Securities clearing and settlement is the process of matching, recording, and processing transaction instructions and then exchanging payment between counterparties. Ridge Clearing also provides financing for client inventory through margin lending. Our operations outsourcing solutions allow broker-dealers to outsource to Ridge Clearing certain administrative functions relating to clearing and settlement, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their business.

SEPARATION OF BROADRIDGE FROM ADP

The spin-off of Broadridge by ADP became effective on March 30, 2007 through a distribution of 100% of the common stock of the Company to the holders of record of ADP common stock (the “Distribution”). The Distribution was effected pursuant to a separation and distribution agreement by which ADP contributed to the Company the subsidiaries that operated its brokerage services business. ADP distributed all of the shares of Broadridge Financial Solutions, Inc. as a dividend on ADP common stock on March 30, 2007 to all stockholders of record as of March 23, 2007.

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

FACTORS AFFECTING COMPARABILITY OF FINANCIAL RESULTS

Historical ADP Cost Allocations Compared to Broadridge as a Stand-alone Entity

Our historical Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. These Financial Statements present the consolidated and combined financial position and results of operations of the former brokerage services business of ADP. The Combined Financial Statements for periods before the Distribution include allocated costs for facilities, functions and services used by the brokerage services business at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the brokerage services business based on usage. Our management believes these allocation methods are reasonable.

As an independent public company, we are responsible for these services and bear all of these expenses directly. The historical allocation of ADP’s expenses to us may be significantly less than the actual costs we will incur as an independent company. For the fiscal year ended June 30, 2008 and for the period from the date of the Distribution to June 30, 2007, the Company incurred approximately $26.6 million and $8.0 million, respectively, in public company related expenses.

ACQUISITIONS AND DIVESTITURES

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company were included in the Company’s Consolidated and Combined Statements of Earnings since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill.

The Company acquired one business in the Securities Processing Solutions segment in fiscal year 2008 for $6.1 million. This acquisition resulted in approximately $3.6 million of goodwill. Intangible assets acquired, which totaled approximately $2.5 million, consist of acquired technology that is being amortized over a five-year life. This acquisition was not material to the Company’s operations, financial position, or cash flows.

The Company acquired one business in the Investor Communication Solutions segment in fiscal year 2006 for $3.0 million. This acquisition resulted in approximately $0.9 million of goodwill. This acquisition was not material to the Company’s operations, financial position, or cash flows. In fiscal year 2006, a purchase price adjustment of $15.4 million was received from the seller based on the resolution of certain provisions of the purchase agreement for the fiscal year 2005 acquisition of the U.S. Clearing and Dealer Services divisions of Bank of America Corporation, the business that became our subsidiary Ridge Clearing.

BORROWINGS

On March 29, 2007, the Company entered into a $1,190.0 million senior unsecured credit facility, consisting of a $440.0 million five-year term loan facility, a $500.0 million five-year revolving credit facility and a $250.0 million one-year revolving credit facility. On March 29, 2007, the Company borrowed $440.0 million under the five-year term loan facility and $250.0 million under the one-year revolving credit facility. The proceeds received in connection with the $690.0 million of borrowings were paid to ADP on March 30, 2007 as a dividend. These credit facilities are subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At June 30, 2008 and 2007, the Company was not aware of any instances of non-compliance with the financial covenants of this credit facility. During the fiscal years ended June 30, 2008 and 2007, the Company repaid $170.0 million and $70.0 million, respectively, of the five-year term loan facility. The one-year revolving credit facility was cancelled upon repayment on May 29, 2007 with the net proceeds from the issuance of $250.0 million in aggregate principal amount of the Senior Notes and cash. The Senior Notes are unsecured obligations of Broadridge and rank equally in right of payment with other unsecured and unsubordinated obligations of Broadridge. Please refer to Note 11 “Borrowings” to our Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a more detailed discussion.

BASIS OF PRESENTATION

The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. These Financial Statements present the consolidated position of the Company as a separate, stand- alone entity subsequent to the Distribution, presented along with the historical operations of the brokerage services business on a combined basis which were operated as part of ADP before the Distribution. These Financial Statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. Amounts included in Retained earnings reflect the Company’s Net earnings subsequent to the Distribution. The Company’s combined results of operations, and cash flows for periods before the Distribution, may not be indicative of its future performance and do not necessarily reflect what its results of operations and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented, including changes in its operations and capitalization as a result of the separation from ADP. In particular, interest expense and corporate overhead costs are higher in the periods after the Distribution than they were before the Distribution. In addition, the Consolidated and Combined Statements of Earnings for the period before the Distribution include a trademark royalty fee charged by ADP to the Company based on revenues for licensing fees associated with the use of the ADP trademark. After the Distribution, such royalties are no longer charged to the Company.

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

The Financial Statements for periods before the Distribution include costs for facilities, functions and services used by the Company at shared ADP sites, and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on usage. The expenses allocated to the Company for these services are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions. Following the separation from ADP, the Company performs these functions using internal resources or purchased services, certain of which were provided by ADP during a transitional period pursuant to the Transition Services Agreement. See Note 17, “Transactions With Former Parent” to the Financial Statements for a detailed description of the Company’s transactions with ADP subsequent to the Distribution.

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

Goodwill. We review the carrying value of all our goodwill in accordance with Financial Accounting Standards Board, (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, we utilize a discounted future cash flow approach using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the particular business’ weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows, the weighted-average cost of capital and the terminal value growth rate assumptions. The weighted-average cost of capital takes into account the relative weights of each component of our consolidated capital structure (equity and long-term debt). Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-range planning process. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. We had $484.3 million of goodwill as of June 30, 2008. Given the significance of our goodwill, an adverse change to the fair value could result in an impairment charge, which could be material to our earnings. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in our calculations of the fair values of the reporting units would have no impact on the reported value of our goodwill.

Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our Financial Statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our Financial Statements. As of June 30, 2008, we had estimated foreign net operating loss carryforwards of approximately $27.9 million of which $4.7 million expires in years 2009 through 2014, and $23.2 million which has an indefinite utilization period. In addition, we have estimated U.S. federal net operating loss carryforwards of a U.S. subsidiary which is not included in our consolidated tax return of approximately $27.6 million as of June 30, 2008 and will expire in 2023 through 2028. We have recorded valuation allowances of $29.8 million and $21.9 million at June 30, 2008 and 2007, respectively, because we do not believe that it is more likely than not that we will be able to utilize the deferred tax assets attributable to the net operating and capital loss carryforwards, and foreign tax credits of certain subsidiaries to offset future taxable earnings.

Share-based Payments. SFAS No. 123R, “Share-Based Payment,” requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock options issued by using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Determining these assumptions are subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock options. Before July 1, 2005, ADP, our former parent company, followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Under APB No. 25, stock-based compensation expense was not recognized related to our stock option program and employee stock purchase plan, as all options granted under the stock option program had an exercise price equal to the market value of the underlying common stock on the date of grant and with respect to the employee stock purchase plan, the discount did not exceed fifteen percent. A hypothetical change of five percentage points applied to the volatility assumption used to determine the fair value of the fiscal year 2008 stock option grants would result in approximately a $1.7 million change in total pretax stock-based compensation expense for the fiscal year 2008 grants, which would be amortized over the vesting period. A hypothetical change of one year in the expected life assumption used to determine the fair value of the fiscal year 2008 stock option grants would result in approximately a $1.0 million change in the total pretax stock-based compensation expense for the fiscal year 2008 grants, which would be amortized over the vesting period. A hypothetical change of one percentage point in the forfeiture rate assumption used for the fiscal year 2008 stock option grants would result in approximately a $0.1 million change in the total pretax stock-based compensation expense for the fiscal year 2008 grants, which would be amortized over the vesting period. A hypothetical one-half percentage point change in the dividend yield assumption used to determine the fair value of the fiscal year 2008 stock option grants would result in approximately a $(0.8) million change in the total pretax stock-based compensation expense for the fiscal year 2008 grants, which would be amortized over the vesting period.

RESULTS OF OPERATIONS

The following discussions of Analysis of Consolidated and Combined Operations and Analysis of Reportable Segments refers to the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007, and the fiscal year ended June 30, 2007 compared to the fiscal year ended June 30, 2006. The Analysis of Consolidated and Combined Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Consolidated and Combined Results of Operations.

ANALYSIS OF CONSOLIDATED AND COMBINED OPERATIONS

Fiscal 2008 Compared to Fiscal 2007

The table below presents Consolidated and Combined Statement of Earnings data for the fiscal years ended June 30, 2008 and 2007, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2008	2007	Change
			($)	(%)
	($ in millions, except for per share amounts)
Net revenues	$2,207.5	$2,137.9	$69.6	3.3

Cost of net revenues	1,606.4	1,588.1	18.3	1.2
Selling, general and administrative expenses	244.3	216.7	27.6	12.7
Other expenses, net	30.9	12.3	18.6	151.2

Total expenses	1,881.6	1,817.1	64.5	3.5

Earnings from continuing operations before provision for income taxes	325.9	320.8	5.1	1.6
Margin	14.8%	15.0%		(0.2	) pts
Provision for income taxes	133.7	123.7	10.0	8.1
Effective tax rate	41.0%	38.6%		2.4	pts

Net earnings from continuing operations	$192.2	$197.1	$(4.9)	(2.5)

Basic EPS from continuing operations	$1.38	$1.42	$(0.04)	(2.8)
Diluted EPS from continuing operations	$1.36	$1.42	$(0.06)	(4.2)

Total Net Revenues. Total Net revenues for the fiscal year ended June 30, 2008 were $2,207.5 million, an increase of $69.6 million or 3.3%, compared to $2,137.9 million for the fiscal year ended June 30, 2007. The increase reflects favorable foreign currency exchange rates and growth in our business segments driven by both internal and new business growth. The total increase in Net revenues was partially offset by the two previously announced client losses that impacted gains in all three of our business segments.

Investor Communication Solutions’ segment Net revenues increased $21.0 million, or 1.4%. The increase was driven by higher internal growth resulting from gains in processing fees and higher sales, partially offset by lower distribution fees and the loss of the previously announced large client. Distribution revenues for the fiscal year ended June 30, 2008 were $807.8 million, a decrease of $13.1 million, or (1.6%), compared to $820.9 million for the fiscal year ended June 30, 2007, driven primarily by the impact of our new notice and access proxy solution, higher suppressions and the previously announced loss of a large client; partially offset by higher rates generated by the U.S. Postal Services postage rate change.

Securities Processing Solutions’ segment Net revenues increased by $4.5 million, or 0.9%. The increase reflects higher internal growth driven by higher trade volume from existing clients during the first six months ended December 31, 2007 and new business. The increase in Net revenues was partially offset by the previously announced loss of a large client.

Clearing and Outsourcing Solutions’ segment Net revenues increased by $2.0 million, or 2.1%, driven by new business and internal growth from existing clients, partially offset by the previously announced loss of a large client.

Total Net revenues were also favorably impacted by $26.6 million due to fluctuations in foreign currency exchange rates and a $15.5 million increase in Other segment Net revenues. The increase in Other segment Net revenues reflects $8.0 million related to the change in methodology for charging the Clearing and Outsourcing Solutions segment for services provided by the Company’s other segments, $6.7 million in one-time non-recurring termination fees, and the elimination of intercompany Interest expense from securities operations.

Total Expenses. Total expenses for the fiscal year ended June 30, 2008 were $1,881.6 million, an increase of $64.5 million, or 3.5%, compared to $1,817.1 million for the fiscal year ended June 30, 2007. The increase in Total expenses reflects an increase of $18.3 million, or 1.2% in Cost of net revenues, an increase of $27.6 million, or 12.7% in Selling, general and administrative expenses, and an increase of $18.6 million in Other expenses, net.

Cost of net revenues for the fiscal year ended June 30, 2008 were $1,606.4 million, an increase of $18.3 million, or 1.2%, compared to $1,588.1 million for the fiscal year ended June 30, 2007. Cost of net revenues in our Investor Communication Solutions segment decreased by $7.6 million, or 0.6%, driven by a decrease in distribution costs attributable to the impact of our new notice and access proxy solution, higher suppressions, and the loss of the previously announced large client; partially offset by higher rates generated by the U.S. Postal Services postage rate change. Distribution Cost of net revenues for the fiscal year ended June 30, 2008 were $711.7 million, a decrease of $20.1 million, or (2.7)%, compared to $731.8 million for the fiscal year ended June 30, 2007. Cost of net revenues in our Securities Processing Solutions segment increased $9.3 million, or 3.1%, reflecting higher investment expenses related to new products, net of the change in methodology for charging of services to the Clearing and Outsourcing Solutions segment. Cost of net revenues in our Clearing and Outsourcing Solutions segment decreased $3.0 million, or 3.7%, reflecting the change in methodology for charging of services provided by the Company’s other segments. Other segment Cost of net revenues increased $7.0 million, reflecting $8.0 million related to the change in methodology for charging the Clearing and Outsourcing Solutions segment for services provided by the Company’s other segments, partially offset by non-recurring charges in the fiscal year ended June 30, 2007. Fluctuations in foreign currency exchange rates also increased total Cost of net revenues by $12.6 million.

Selling, general and administrative expenses for the fiscal year ended June 30, 2008 were $244.3 million, an increase of $27.6 million, or 12.7%, compared to $216.7 million for the fiscal year ended June 30, 2007. The increase primarily reflects $26.6 million in incremental public company expenses, $7.5 million of selling expenses driven by higher closed sales, and $13.4 million in stock compensation expense, of which $7.2 million represents the expense related to the special stock option grants to corporate officers. The increase in Selling, general and administrative expenses was partially offset by the elimination of royalty fees of $27.3 million which are no longer paid to ADP.

Other expenses, net increased $18.6 million, reflecting $20.7 million related to interest expense on borrowings, partially offset by $1.9 million in lower interest expense on notes payable to ADP affiliated parties.

Earnings from Continuing Operations before Provision for Income Taxes. Earnings from continuing operations before provision for income taxes for the fiscal year ended June 30, 2008 were $325.9 million, an increase of $5.1 million, or 1.6%, compared to $320.8 million for the fiscal year ended June 30, 2007 and are attributable to higher Net revenues and expenses, as discussed above. Overall margin decreased from 15.0% to 14.8% for the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007.

Provision for Income Taxes. Our effective tax rate for fiscal year 2008 was 41.0%, compared to 38.6% for fiscal year 2007. The increase in the effective tax rate is primarily attributable to a one-time adjustment related to our spin-off from ADP.

Net Earnings from Continuing Operations and Basic and Diluted Earnings per Share from Continuing Operations. Net earnings for the fiscal year ended June 30, 2008 were $192.2 million, a decrease of $4.9 million, or 2.5%, compared to $197.1 million for the fiscal year ended June 30, 2007. The lower Net earnings from continuing operations reflects increased Net revenues, offset by increased expenses, and a higher effective tax rate, as described above. Basic and diluted earnings per share decreased 2.8% and 4.2%, to $1.38 and $1.36, respectively for the fiscal year ended June 30, 2008.

Fiscal 2007 Compared to Fiscal 2006

The table below presents consolidated and combined statement of operations data for the fiscal years ended June 30, 2007 and 2006 and the dollar and percentage changes between periods:

	Years Ended June 30,
	2007	2006	Change
			($)	(%)
	($ in millions, except for per share amounts)
Net revenues	$2,137.9	$1,933.3	$204.6	10.6

Cost of net revenues	1,588.1	1,433.0	155.1	10.8
Selling, general and administrative expenses	216.7	195.9	20.8	10.6
Other expenses, net	12.3	1.7	10.6	NM	*

Total expenses	1,817.1	1,630.6	186.5	11.4

Earnings from continuing operations before provision for income taxes	320.8	302.7	18.1	6.0
Margin	15.0%	15.7%		(0.7	)pts
Provision for income taxes	123.7	122.2	1.5	1.2
Effective tax rate	38.6%	40.4%		(1.8	)pts

Net earnings from continuing operations	$197.1	$180.5	$16.6	9.2

Basic and diluted earnings per share from continuing operations	$1.42	$1.30	$0.12	9.2

*	Not Meaningful

Total Net Revenues. Total Net revenues for the fiscal year ended June 30, 2007 were $2,137.9 million, an increase of $204.6 million or 10.6%, compared to $1,933.3 million for the fiscal year ended June 30, 2006. The increase reflects Net revenue growth in our three business segments, primarily driven by internal growth and to a lesser degree by net new business as well as favorable foreign currency exchange.

Investor Communication Solutions’ segment Net revenues increased $154.1 million, or 11.0%. The increase reflects higher internal growth and acquisitions, partially offset by net new business. Distribution revenues for the fiscal year ended June 30, 2007 were $820.9 million, an increase of $90.6 million, or 12.4%, compared to $730.3 million for the fiscal year ended June 30, 2006.

Securities Processing Solutions’ segment Net revenues increased $21.9 million, or 4.5%. The increase reflects higher internal growth from existing clients and net new business growth.

Clearing and Outsourcing Solutions’ segment Net revenues increased $13.2 million, or 16.4%, primarily driven by new outsourcing business and higher net interest income.

Total Net revenues were also favorably impacted by $5.6 million due to fluctuations in foreign currency exchange rates and a $9.8 million increase in Other segment Net revenues.

Total Expenses. Total expenses for the fiscal year ended June 30, 2007 were $1,817.1 million, an increase of $186.5 million, or 11.4%, compared to $1,630.6 million for the fiscal year ended June 30, 2006. The increase in total expenses reflects an increase of $155.1 million, or 10.8% in Cost of net revenues, an increase of $20.8 million or 10.6% in Selling, general and administrative expenses, and an increase of $10.6 million in Other expenses, net.

Cost of net revenues for the fiscal year ended June 30, 2007 were $1,588.1 million an increase of $155.1 million, or 10.8%, compared to $1,433.0 million for the fiscal year ended June 30, 2006, due to higher Net revenues in our three business segments and one-time transition costs of $4.0 million. The increase was primarily attributable to higher Cost of net revenues in our Investor Communication Solutions segment of $126.6 million, or 11.7%, of which $80.6 million represents an increase in distribution costs, Securities Processing Solutions segment of $7.4 million and Clearing and Outsourcing Solutions segment of $0.6 million.

Selling, general and administrative expenses increased for the fiscal year ended June 30, 2007 was $216.7 million, an increase of $20.8 million, or 10.6%, compared to $195.9 million for the fiscal year ended June 30, 2006. The increase reflects expenses incurred for the period from the date of Distribution to June 30, 2007 for $8.0 million in incremental public company expenses and one-time transition costs of $10.0 million.

Other expenses, net increased $10.6 million due to interest expense associated with our borrowings.

Earnings from Continuing Operations before Provision for Income Taxes. Earnings from continuing operations before provision for income taxes for fiscal year ended June 30, 2007 were $320.8 million, an increase of $18.1 million, or 6.0%, compared to $302.7 million for fiscal year ended June 30, 2006. The increase represents higher Net revenues and Total expenses, as discussed above. Overall margin decreased from 15.7% to 15.0% for the fiscal year ended June 30, 2007 as compared to the fiscal year June 30, 2006. Excluding one-time transition costs of $14.0 million, fiscal year 2007 margin was equal to fiscal year 2006.

Provision for Income Taxes. Our effective tax rate for the fiscal year ended June 30, 2007 was 38.6%, compared to 40.4% for the fiscal year ended June 30, 2006. The decrease in the effective tax rate is attributable to a favorable mix of income among tax jurisdictions, a lower effective U.S. state income tax rate, and the impact of a decrease in the amount of operating losses for which there was no tax benefit for fiscal year 2007 compared to fiscal year 2006.

Net Earnings from Continuing Operations and Basic and Diluted Earnings per Share from Continuing Operations. Net earnings for the fiscal year ended June 30, 2007 were $197.1 million, an increase of $16.6 million, or 9.2%, compared to $180.5 million for the fiscal year ended June 30, 2006. The higher Net earnings from continuing operations reflects increased Net revenues, partially offset by increased Total expenses, and a lower effective tax rate, as described above. Basic and diluted EPS from continuing operations increased 9.2%, to $1.42 for fiscal year 2007.

ANALYSIS OF REPORTABLE SEGMENTS

Investor Communication Solutions, Securities Processing Solutions, and Clearing and Outsourcing Solutions are the Company’s reportable segments. The primary components of “Other” are the elimination of inter-segment revenues and profits and certain unallocated expenses. Foreign exchange is a reconciling item between the actual foreign exchange rates and fiscal year 2008 budgeted foreign exchange rates. The prior fiscal years’ reportable segment Net revenues have been adjusted to reflect updated fiscal year 2008 budgeted foreign exchange rates. This adjustment represents a reconciling difference to Net revenues and Earnings from continuing operations before provision for income taxes.

Certain corporate expenses, as well as certain centrally managed expenses, are allocated based upon budgeted amounts in a reasonable manner. Because the Company compensates the management of its various businesses on, among other factors, segment profit, the Company may elect to record certain segment-related expense items of an unusual or non-recurring nature in consolidation rather than reflect such items in segment profit.

The Clearing and Outsourcing Solutions segment is charged for services provided by other segments and it records these costs as operating expenses. Before January 2007, the Clearing and Outsourcing Solutions segment was billed for these services on a mark-up basis with the other segments recording revenue for the amount of these billings. For the fiscal years ended June 30, 2007, and 2006, the Clearing and Outsourcing Solutions segment was billed $2.0 million, and $4.5 million, respectively, for services provided by the Investor Communication Solutions segment and $6.0 million and $12.4 million, respectively, for services provided by the Securities Processing Solutions segment. Beginning in January 2007, the Company changed its methodology for charging the Clearing and Outsourcing Solutions segment for services provided by the Company’s other segments. For the fiscal year ended June 30, 2008 and from January 1, 2007 through June 30, 2007, the Clearing and Outsourcing Solutions segment was charged $3.4 million and $1.4 million, respectively, from the Investor Communication Solutions segment and $4.6 million and $2.1 million, respectively, from the Securities Processing Solutions segment based on the cost of providing such services. The other segments record these services as cost transfers in Cost of net revenues.

Net Revenues

	Years Ended June 30,			Change
				2008 vs. 2007			2007 vs. 2006
	2008	2007	2006	$	%		$	%
				($ in millions)
Investor Communication Solutions	$1,575.2	$1,554.2	$1,400.1	$21.0	1.4		$154.1	11.0
Securities Processing Solutions	514.4	509.9	488.0	4.5	0.9		21.9	4.5
Clearing and Outsourcing Solutions	95.8	93.8	80.6	2.0	2.1		13.2	16.4
Other	8.5	(7.0)	(16.8)	15.5	NM	*	9.8	58.3
Foreign exchange	13.6	(13.0)	(18.6)	26.6	NM	*	5.6	30.1

Total Net revenues	$2,207.5	$2,137.9	$1,933.3	$69.6	3.3		$204.6	10.6

*	Not Meaningful

Earnings from Continuing Operations before Provision for Income Taxes

	Years Ended June 30,			Change
				2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$	%	$	%
				($ in millions)
Investor Communication Solutions	$255.3	$226.8	$206.3	$28.5	12.6	$20.5	9.9
Securities Processing Solutions	137.5	148.4	135.9	(10.9)	(7.3)	12.5	9.2
Clearing and Outsourcing Solutions	(5.0)	(11.9)	(25.0)	6.9	58.0	13.1	52.4
Other	(68.0)	(36.4)	(8.0)	(31.6)	(86.8)	(28.4)	NM	*
Foreign exchange	6.1	(6.1)	(6.5)	12.2	NM *	0.4	6.2

Earnings from continuing operations before provision for income taxes	$325.9	$320.8	$302.7	$5.1	1.6	$18.1	6.0

*	Not Meaningful

Investor Communication Solutions

Fiscal Year 2008 Compared to Fiscal Year 2007

Net Revenues. Investor Communication Solutions’ segment Net revenues for the fiscal year ended June 30, 2008 were $1,575.2 million, an increase of $21.0 million, or 1.4%, compared to $1,554.2 million for the fiscal year ended June 30, 2007. Of the 1.4%, increase in net fee revenues contributed 2.2 percentage points and was partially offset by a decrease in net distribution revenues of (0.8) percentage points. The increase in net fee revenues was driven by internal growth of 2.7% resulting from gains in processing fees due to the impact of our new notice and access proxy solution, higher suppressions, and higher activity in interim communication services, and transaction reporting and fulfillment. Net revenues from new sales increased by 0.9%, driven by transaction reporting and fulfillment; offset by the previously announced loss of a large client (anniversary date of loss was the third quarter of fiscal year 2008), resulting in (0.5)% reduction in net new business. Net distribution revenues were $807.8 million, a decrease of $13.1 million, or (1.6)%, driven primarily by the impact of our new notice and access proxy solution, higher suppressions, and the previously announced loss of a large client; partially offset by higher rates generated by the U.S. Postal Services postage rate change. Position growth, which is a measure of how many holders own a security compared to the prior fiscal year and a key factor in the number of pieces processed, was a positive 1.8% for annual equity proxies and a positive 9.3% for mutual fund interims. The number of pieces processed increased 3.7% from 1,166.8 million pieces to 1,210.5 million pieces.

Earnings from Continuing Operations before Provision for Income Taxes. Earnings from continuing operations before income taxes for the fiscal year ended June 30, 2008 were $255.3 million, an increase of $28.5 million, or 12.6%, compared to $226.8 million for the fiscal year ended June 30, 2007. Margin increased 1.6 percentage points to 16.2% of which higher net fee revenues and operating leverage, including the impact of our new notice and access proxy solution, contributed 1.0 percentage point and net distribution revenues contributed 0.6 percentage point.

Fiscal Year 2007 Compared to Fiscal Year 2006

Net Revenues. Investor Communication Solutions’ segment Net revenues for the fiscal year ended June 30, 2007 were $1,554.2 million, an increase of $154.1 million, or 11.0%, compared to $1,400.1 million for the fiscal year ended June 30, 2006. The 11.0% Net revenue increase was primarily driven by internal growth including event-driven activity. Fiscal year 2007 Net revenues from our proxy and interim communications services grew primarily due to higher event-driven activity related to equity mergers/contest and mutual fund proxies and interim communications. Our fulfillment services and transaction reporting services revenues increased due to higher volumes processed from our existing client base and acquisitions. Other communication services growth is attributable to event-driven activity related to corporate actions distributions driven by internal growth. Net distribution revenues were $820.9 million for the fiscal year ended June 30, 2007, an increase of 12.4%, compared to $730.3 million for the fiscal year ended June 30, 2006. The increase in distribution Net revenues was driven by higher volumes and to a lesser extent, higher rates due to an increase in the U.S. Postal Services postage rates. Our number of pieces processed increased 11.4% from 1,047.0 million pieces for the fiscal year ended June 30, 2006 to 1,166.8 million pieces for the fiscal year ended June 30, 2007. Stock record growth was essentially unchanged in fiscal year 2007.

Earnings from Continuing Operations before Provision for Income Taxes. Earnings from continuing operations before provision for income taxes for the fiscal year ended June 30, 2007 were $226.8 million, an increase of $20.5 million, or 9.9%, compared to $206.3 million for the fiscal year ended June 30, 2006. Margin was 14.6%, essentially unchanged from fiscal year 2006.

Securities Processing Solutions

Fiscal Year 2008 Compared to Fiscal Year 2007

Net Revenues. Securities Processing Solutions’ segment Net revenues for the fiscal year ended June 30, 2008 were $514.4 million, an increase of $4.5 million, or 0.9%, compared to $509.9 million for the fiscal year ended June 30, 2007. The increase in Net revenues was due to higher internal growth of 5.4% reflecting strong trade volume compared to the prior fiscal year from existing clients during the six months ended December 31, 2007, partially offset by the reduction in revenue related to the change in methodology of charging for services provided to the Clearing and Outsourcing Solutions segment. Net new business (new sales less losses) reduced Net revenues growth by 3.4%, driven by the previously announced loss of a large client.

Earnings from Continuing Operations before Provision for Income Taxes. Earnings before income taxes for the fiscal year ended June 30, 2008 were $137.5 million, a decrease of $10.9 million, or 7.3%, compared to $148.4 million for the fiscal year ended June 30, 2007. Margin decreased 2.4% to 26.7%. The decrease in Earnings from continuing operations before income taxes reflects new business coming on board with lower margins due to amortization of implementation costs compared to lost business where implementation costs were fully amortized. The decrease is also attributable to the change in methodology of charging for services provided to our Clearing and Outsourcing Solutions segment and higher investment spend related to new products.

Fiscal Year 2007 Compared to Fiscal Year 2006

Net Revenues. Securities Processing Solutions’ segment Net revenues for the fiscal year ended June 30, 2007 were $509.9 million, an increase of $21.9 million, or 4.5%, compared to $488.0 million for the fiscal year ended June 30, 2006. The increase was primarily due to internal growth from our existing client base in both our domestic equity and fixed income trade processing and net new business.

Earnings from Continuing Operations before Provision for Income Taxes. Earnings from continuing operations before provision for income taxes for the fiscal year ended June 30, 2007 were $148.4 million, an increase of $12.5 million, or 9.2%, compared to $135.9 million for the fiscal year ended June 30, 2006. The margin increase of 1.3 percentage points was attributable to favorable product mix, partially offset by the change in methodology, beginning in January 2007, for charging the Clearing and Outsourcing Solutions segment for services provided by the Securities Processing Solutions at cost.

Clearing and Outsourcing Solutions

Fiscal Year 2008 Compared to Fiscal Year 2007

Net Revenues. Clearing and Outsourcing Solutions’ segment Net revenues were $95.8 million, an increase of $2.0 million, or 2.1% for the fiscal year ended June 30, 2008, compared to $93.8 million for the fiscal year ended June 30, 2007. The increase in Net revenues was due to a positive contribution from new sales of 12.8%, essentially offset by a previously announced loss of a client, and positive internal growth of 1.5% net of lower interest income due to the lower Federal funds rate. Average margin balances for the fiscal year ended June 30, 2008 were $898.3 million compared to $687.7 million for the fiscal year ended June 30, 2007. For the fiscal year ended June 30, 2008, the average number of trades cleared per day were 48,000 compared to 34,000 for the fiscal year ended June 30, 2007.

Loss from Continuing Operations before Provision for Income Taxes. Loss from continuing operations before provision for income taxes was $5.0 million, an improvement of $6.9 million, for the fiscal year ended June 30, 2008, compared to a loss from continuing operations before provision for income taxes of $11.9 million for the fiscal year ended June 30, 2007. The improvement was due to higher Net revenues, as well as lower expenses resulting from the change in methodology beginning in January 2007 that resulted in $3.5 million in lower charges for services provided by the Company’s other segments.

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

	Years Ended June 30,
	2008	2007	Change
			($)	(%)
	($ in millions)
Investor Communication Solutions	$3.4	$3.4	$—	—
Securities Processing Solutions	4.6	8.1	(3.5)	(43.2)

Total expenses	$8.0	$11.5	$(3.5)	(30.4)

Fiscal Year 2007 Compared to Fiscal Year 2006

Net Revenues. Clearing and Outsourcing Solutions’ segment Net revenues were $93.8 million for the fiscal year ended June 30, 2007, an increase of $13.2 million, or 16.4%, compared to $80.6 million for the fiscal year ended June 30, 2006. The increase in Net revenues was primarily due to new outsourcing business of $6.7 million and higher net interest income of $5.4 million, as average margin balances for the fiscal year ended June 30, 2007 were $687.7 million as compared with $617.0 million for the fiscal year ended June 30, 2006. The average number of trades cleared per day for fiscal year 2007 was 33,600 as compared with 20,000 for fiscal year 2006.

Loss from Continuing Operations before Provision for Income Taxes. Loss from continuing operations before provision for income taxes was $11.9 million for the fiscal year ended June 30, 2007, a decrease of $13.1 million, or 52.4%, compared to a loss from continuing operations before provision for income taxes of $25.0 million for the fiscal year ended June 30, 2006. The improvement was primarily due to higher Net revenues, as expenses of $105.7 million were comparable to fiscal year 2006 due to scalability.

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

The amounts billed by the other segments and recorded as Cost of net revenues by the Clearing and Outsourcing Solutions segment were as follows:

	Years Ended June 30,
	2007	2006	Change
			($)	(%)
	($ in millions)
Investor Communication Solutions	$3.4	$4.5	$(1.1)	(24.4)
Securities Processing Solutions	8.1	12.4	(4.3)	(34.7)

Total expenses	$11.5	$16.9	$(5.4)	(32.0)

Other

Fiscal Year 2008 Compared to Fiscal Year 2007

Other Net revenues were $8.5 million, an increase of $15.5 million for the fiscal year ended June 30, 2008, compared to $(7.0) million for the fiscal year ended June 30, 2007. The increase is due to $8.0 million related to the change in methodology for charging the Clearing and Outsourcing Solutions segment for services provided by the Company’s other segments, $6.7 million in one-time non-recurring termination fees, and the elimination of intercompany Interest expense from securities operations.

The primary components of Other expenses are certain unallocated expenses and Other expenses, net. Total other loss from continuing operations before income taxes was $68.0 million for the fiscal year ended June 30, 2008 compared to a $36.4 million loss from continuing operations before income taxes for the fiscal year ended June 30, 2007. The $31.6 million increase reflects $20.2 million in non-allocated corporate costs, of which $6.1 million reflects investment expenses related to new products, and $8.9 million in stock compensation expense, of which $7.2 million represents the expense related to the special stock option grants to corporate officers, $20.7 million in interest expense related to the Company’s borrowings, and the elimination of intercompany Interest expense from securities operations. The loss is partially offset by termination revenues of $7.6 million.

Fiscal Year 2007 Compared to Fiscal Year 2006

The primary components of Other Net revenues are the elimination of intersegment revenues. Other Net revenues for the fiscal year ended June 30, 2007 were negative $7.0 million compared to negative Other Net revenues for the fiscal year ended June 30, 2006 of $16.8 million.

Total other loss from continuing operations before income taxes was $36.4 million for the fiscal year ended June 30, 2007 compared to an $8.0 million loss from continuing operations before income taxes for the fiscal year ended June 30, 2006. The $28.4 million increase reflects $10.6 million in interest expense related to the Company’s borrowings and the elimination of intercompany Interest expense from securities operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008 and 2007, Cash and cash equivalents were $198.3 million and $88.6 million, respectively. Stockholders’ Equity was $745.8 million and $531.1 million at June 30, 2008 and 2007, respectively. At June 30, 2008, working capital was $553.8 million compared to $531.4 million at June 30, 2007.

On March 29, 2007, the Company entered into a $1,190.0 million credit facility, consisting of a $440.0 million five-year term loan, a $500.0 million five-year revolving credit facility and a $250.0 million one-year revolving credit facility. On March 29, 2007, the Company drew down fully on the $440.0 million five-year term loan facility and the $250.0 million one-year revolving credit facility. The proceeds received in connection with the $690.0 million of borrowings were paid to ADP on March 30, 2007 as a dividend. During the fiscal years 2008 and 2007, the Company repaid $170.0 million and $70.0 million, respectively, of the five-year term loan facility. The one-year revolving credit facility was cancelled upon repayment on May 29, 2007 with the net proceeds from the issuance of $250.0 million in aggregate principal amount of the Senior Notes and cash. The terms of the Senior Notes are governed by an indenture, dated as of May 29, 2007, by and between Broadridge and U.S. Bank National Association. The Senior Notes are unsecured obligations of Broadridge and rank equally in right of payment with other unsecured and unsubordinated obligations of Broadridge. Interest is payable semiannually on June 1 and December 1 each year based on a fixed per annum rate equal to 6.125%.

Based upon current and anticipated levels of operation, we believe that our cash on hand and cash flow from operations, combined with borrowings available under the credit facility, will be sufficient to enable us to meet our current and anticipated cash operating requirements, capital expenditures, and working capital needs. Please refer to Note 12, “Regulatory Requirements” to our Financial Statements included in this Annual Report on Form 10-K and the discussion of cash flows used in financing activities in the following section for further discussion of our financing activities.

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

Net cash flows provided by (used in) operating activities were as follows:

	Years Ended June 30,
	2008	2007	Change
			($)	(%)
	(in millions)
Net cash flows provided by operating activities, excluding the securities clearing activities	$336.0	$289.2	$46.8	16.2
Decrease (increase) in Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	32.7	(26.1)	58.8	NM	*
(Increase) in Securities clearing receivables	(128.7)	(404.4)	275.7	68.2
Increase in Securities clearing payables	242.0	301.8	(59.8)	(19.8)

Net cash flows provided by (used in) operating activities for the Clearing and Outsourcing Solutions Segment	146.0	(128.7)	274.7	NM	*

Net cash flows provided by operating activities, as reported	$482.0	$160.5	$321.5	NM	*

*	Not Meaningful

Net cash flows provided by operating activities, excluding net cash flows provided by securities clearing activities, were $336.0 million for the fiscal year ended June 30, 2008, an increase of $46.8 million, compared to $289.2 million for the fiscal year ended June 30, 2007. The increase in operating cash flows was primarily attributable to higher collections of trade accounts receivable net of higher payments for income taxes. Net cash flows provided by operating activities for our securities clearing activities at our Clearing and Outsourcing Solutions segment were $146.0 million for the fiscal year ended June 30, 2008 compared to cash flows used in our securities clearing activities of $128.7 million for the fiscal year ended June 30, 2007. The increase in net cash flows provided by securities clearing activities was primarily due to increased margin balances of $111.2 million compared to the increase in margin balances of $296.5 million in fiscal year 2007, which required $185.3 million less cash outflow in fiscal year 2008 compared to fiscal year 2007. The remaining increase in net cash flows provided by securities clearing activities was due to the sale of $32.7 million of marketable securities in fiscal year 2008 compared to a purchase of $26.1 million of marketable securities in fiscal year 2007, which resulted in a fiscal year-over-year change of $58.8 million.

Net cash flows used in investing activities for the fiscal year ended June 30, 2008 were $52.6 million, an increase of $14.7 million, compared to $37.9 million for the fiscal year ended June 30, 2007. The increase reflects higher cash usage for capital expenditures of $9.6 million and $6.1 million in cash paid to acquire a new business by our Securities Processing Solutions segment during the fiscal year ended June 30, 2008.

Net cash flows used in financing activities were $320.4 million for the fiscal year ended June 30, 2008, an increase of $236.4 million, compared to $84.0 million for the fiscal year ended June 30, 2007. The increase in net cash flows used in financing activities reflects $170.0 million in Payments on Long-term debt and $33.6 million in Dividends paid, partially offset by Proceeds from exercise of stock options of $20.0 million.

Income Taxes

Before the Distribution, the Company’s taxable income was included in separate income tax returns filed with the appropriate taxing jurisdictions, except for U.S. federal and certain state and foreign jurisdictions in which the Company’s taxable income is included in the income tax returns of ADP or an ADP affiliate. Subsequent to the Distribution, the Company files its own U.S. federal, state and foreign returns.

The provision for income taxes is computed as if the Company filed on a combined stand-alone or separate tax return basis, as applicable. The provision for income taxes does not reflect the Company’s inclusion in the tax returns of ADP or an ADP affiliate. Certain income taxes of the Company were paid by ADP or an ADP affiliate on behalf of the Company. The payment of income taxes by ADP or an ADP affiliate on behalf of the Company is recorded within ADP’s Net Investment on the Consolidated Statements of Stockholders’ Equity.

The Company, headquartered in the U.S., is routinely examined by the U.S. Internal Revenue Service (the “IRS”) as part of the IRS U.S. federal income tax audit of ADP and is also routinely examined by the tax authorities in the U.S. states and foreign countries in which it conducts business. The tax years under audit examination vary by tax jurisdiction. With respect to U.S. federal income taxes, the Company was a member of the ADP U.S. federal income tax consolidated group through March 30, 2007. As a member of the ADP U.S. federal income tax consolidation, the Company is included in any IRS examination of ADP for periods up to and including March 30, 2007. ADP and the Company are currently under IRS audit for the fiscal year ended June 30, 1998 through the fiscal year ended June 30, 2002 which is expected to be substantially completed in fiscal year 2009. In addition, the IRS is conducting an examination of fiscal years 2003 through 2007. As a member of the ADP U.S. federal income tax consolidated group and pursuant to a tax allocation agreement between the Company and ADP, the U.S. federal income tax payable of the Company for the period ended March 30, 2007, will be assumed by ADP. In addition, any items of income or expense successfully challenged by the IRS attributable to the business operations of the Company for tax periods ended March 30, 2007 or earlier, will be tax liabilities assumed by ADP. Correspondingly, any items of income or expense attributable to the business operations of the Company for tax periods ended March 30, 2007 or earlier, which are settled favorably with the IRS by ADP will remain with ADP. Accordingly, the Company has not established any tax reserves or tax assets with respect to U.S. federal income taxes for the tax period ended March 30, 2007.

The tax allocation agreement between the Company and ADP also extends to the Company’s U.S. state income tax and most foreign income tax liabilities and tax assets. Thus, for any foreign or U.S. state income tax liabilities or tax assets relating to tax periods ended March 30, 2007 or earlier attributable to the Company’s business operations, depending on the tax jurisdiction, ADP will either make payments directly to the appropriate tax authorities or reimburse the Company for tax payments the Company made to the tax authorities that related to tax liabilities subject to the tax allocation agreement to the extent that such tax liabilities are in excess of amounts provided for in respect of such income taxes on the Consolidated Balance Sheet of the Company including the Notes thereto, as of June 30, 2008. Similarly, to the extent that there are any tax refunds attributable to the Company’s business operations in a particular tax jurisdiction for the period ended March 30, 2007 or earlier, ADP will either receive such refund directly from the appropriate tax authorities or receive reimbursement from the Company for the refund received by the Company that is subject to the tax allocation agreement.

The Company regularly considers the likelihood of assessments in each of the jurisdictions resulting from examinations. To the extent the Company determines it has potential tax assessment in particular tax jurisdictions and that such assessments are not covered by the tax allocation agreement, the Company has established tax reserves which it believes are adequate in relation to the potential assessments. Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or the statute of limitations for the relevant taxing authority to examine the tax position has expired. The resolution of tax matters should not have a material effect on the combined financial condition of the Company or on the Company’s Consolidated Statements of Earnings for a particular future period.

Defined Benefit Pension Plans

Before the spin-off from ADP on March 30, 2007, certain employees of the Company were covered by ADP’s domestic defined benefit plans. In addition, certain employees of the Company were part of ADP’s Supplemental Officer Retirement Plan (“ADP SORP”). The ADP SORP is a defined benefit plan pursuant to which ADP will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. Liabilities and assets related to these plans remain with ADP. Domestic pension expense allocated to the Company for the fiscal years ended June 30, 2007 and 2006 was $3.5 million and $3.0 million, respectively. ADP SORP expense allocated to the Company for the fiscal years ended June 30, 2007 and 2006 was $0.2 million and $0.5 million, respectively.

The Company’s Board of Directors approved a Broadridge sponsored Supplemental Officer Retirement Plan (“Broadridge SORP”). The Broadridge SORP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. The amount charged to expense for the Broadridge SORP was $0.5 million and $0.2 million for the fiscal years ended June 30, 2008 and June 30, 2007, respectively. Broadridge’s management believes the ADP SORP expense allocation and the Broadridge SORP are not material to the Financial Statements.

Contractual Obligations

The following table summarizes our contractual obligations to third parties as of June 30, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in millions)
Long-term debt(1)	$447.9	$—	$—	$200.0	$247.9
Operating lease and software licenses(2)	148.8	40.3	83.8	24.7	—
Purchase obligations(3)	376.5	93.1	283.4	—	—

Total	$973.2	$133.4	$367.2	$224.7	$247.9

(1)	These amounts represent the principal repayments of Long-term debt and are included on our Consolidated Balance Sheets. As of June 30, 2008, we had $447.9 million of outstanding debt consisting of $200.0 million of a term loan facility and $247.9 million in Senior Notes. See Notes 11, “Borrowings” and 12, “Regulatory Requirements” to our Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for additional information about our Borrowings and related matters. Excludes future cash payments related to interest expense as the term loan facility is variable rate and the interest payments will ultimately be determined by the rates in effect during each period.

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

(3)	Purchase obligations primarily relate to payments to ADP related to a data center outsourcing services agreement entered into before Distribution and purchase and maintenance agreements on our software, equipment and other assets.

The Company entered into a data center outsourcing services agreement with ADP before the Distribution under which ADP provides the Company with data center services consistent with the services provided to the Company immediately before the Distribution, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the fiscal year 2008 and the period from the date of Distribution to June 30, 2007, the Company recorded $107.0 million and $27.5 million, respectively, of expenses in the Consolidated and Combined Statements of Earnings related to this agreement.

Before the Distribution, the Company entered into a transition services agreement with ADP to provide for an orderly transition to being an independent company. Among the principal services to be provided to the Company by ADP were operational and administrative infrastructure-related services such as accounts payable processing, procurement support, and human resources administrative services. ADP ceased providing most of the services under the transition services agreement on March 31, 2008, but the Company and ADP have agreed that ADP shall continue to provide certain administrative and infrastructure-related services through December 31, 2009. For the fiscal year ended June 30, 2008 and the period from the date of Distribution to June 30, 2007, the Company recorded expenses of $2.3 million and $0.4 million, respectively, in the Consolidated and Combined Statements of Earnings related to these services.

ADP and the Company entered into a number of commercial service agreements pursuant to which ADP and the Company are providing services to each other. Services provided by ADP to the Company include human resources, payroll and benefits administration services provided by ADP in the ordinary course of its business to third party entities on terms and conditions management believes are similar to those the Company could obtain from other providers of these services. For the fiscal year ended June 30, 2008 and the period from the date of Distribution to June 30, 2007, the Company recorded $2.0 million and $0.5 million, respectively, of expenses in the Consolidated and Combined Statements of Earnings related to these agreements. Services provided by the Company to ADP include providing fulfillment and other services that the Company provides in the ordinary course of its business to third parties on terms and conditions it believes will be similar to those available to other third parties. For the fiscal year ended June 30, 2008 and the period from the date of Distribution to June 30, 2007, the Company recorded $21.1 million and $4.4 million, respectively, of revenue in the Consolidated and Combined Statements of Earnings related to these agreements.

Other Commercial Commitments

The Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million. As of June 30, 2008, no amounts were outstanding under this credit facility.

At June 30, 2008, Ridge Clearing had no loan payables under various secured and unsecured, uncommitted overnight bank credit facilities.

In addition, immediately before the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest LIBOR plus 250 basis points. As of June 30, 2008, there were no outstanding borrowings under these lines of credit.

Significant Non-Cash Transactions

On July 1, 2006 the Company transferred at net book value $3.0 million of equipment and $21.0 million of software and software licenses to ADP. This transfer was related to the consolidation of our data center with ADP’s data center before the Distribution.

Off-Balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at June 30, 2008 and 2007. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2, “Summary of Significant Accounting Policies—P. New Accounting Pronouncements” to our Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a discussion on the impact of the adoption of new accounting pronouncements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company provides guarantees to securities clearinghouses and exchanges. Under the standard membership agreement, members are required to guarantee the performance of the other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearinghouse, the other members would be required to meet any shortfalls. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried on the Consolidated Balance Sheets for these transactions.

In the normal course of business, the securities activities of the Clearing and Outsourcing Solutions business primarily involve executions, settlement, and financing of various securities transactions for a nationwide retail and institutional, customer and non-customer client base, introduced by its correspondent broker-dealers. These activities may expose the Company to risk in the event customers, other broker-dealers, banks, clearing organizations, or depositories are unable to fulfill contractual obligations.

The Company’s Clearing and Outsourcing Solutions segment conducts business with broker-dealers, clearing organizations and depositories that are primarily located in the New York area. Banking activities are conducted mainly with commercial banks located in the New York area and throughout the country to support customer securities activities of correspondent broker-dealers.

The Company may be exposed to a risk of loss not reflected in the Consolidated Balance Sheets for securities sold, not yet purchased, should the value of such securities rise. In addition, the securities lending activities of the Company’s Clearing and Outsourcing Solutions segment require the Company to pledge securities as collateral.

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

As of June 30, 2008, $200.0 million of our total $447.9 million in debt outstanding is based on floating interest rates. Our term loan facility had a balance outstanding of $200.0 million as of June 30, 2008. The interest rate is based on LIBOR plus 40 to 90 basis points based on our debt rating at the time of borrowing. The weighted-average interest rate was 5.17% as of June 30, 2008.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Broadridge Financial Solutions, Inc.

1981 Marcus Avenue

Lake Success, NY 11042

We have audited the accompanying consolidated balance sheets of Broadridge Financial Solutions, Inc. and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated and combined statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Broadridge Financial Solutions, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated and combined financial statements, the Company adopted (1) Statement of Financial Accounting Standards No.123(R), “Share-Based Payment,” as revised, effective July 1, 2005.

/s/ DELOITTE & TOUCHE LLP

New York, New York

August 14, 2008

Broadridge Financial Solutions, Inc.

Consolidated and Combined Statements of Earnings

(In millions, except per share amounts)

	Years ended June 30,
	2008	2007	2006
Revenues:
Services revenues	$2,151.6	$2,078.7	$1,876.8
Other	82.5	84.0	72.7

Total revenues	2,234.1	2,162.7	1,949.5
Interest expense from securities operations	26.6	24.8	16.2

Net revenues	2,207.5	2,137.9	1,933.3

Cost of net revenues	1,606.4	1,588.1	1,433.0
Selling, general and administrative expenses	244.3	216.7	195.9
Other expenses, net	30.9	12.3	1.7

Total expenses	1,881.6	1,817.1	1,630.6

Earnings from continuing operations before income taxes	325.9	320.8	302.7
Provision for income taxes	133.7	123.7	122.2

Net earnings from continuing operations	192.2	197.1	180.5
Loss from discontinued operations, net of benefit for income taxes of $8.8 for the fiscal year ended June 30, 2006	—	—	(13.8)

Net earnings	$192.2	$197.1	$166.7

Basic earnings per share:
Basic earnings per share from continuing operations	$1.38	$1.42	$1.30
Basic loss per share from discontinued operations	—	—	(0.10)

Basic earnings per share	$1.38	$1.42	$1.20

Diluted earnings per share:
Diluted earnings per share from continuing operations	$1.36	$1.42	$1.30
Diluted loss per share from discontinued operations	—	—	(0.10)

Diluted earnings per share	$1.36	$1.42	$1.20

Weighted-average shares outstanding:
Basic	139.6	138.8	138.8
Diluted	141.0	139.0	138.8

See notes to consolidated and combined financial statements.

Broadridge Financial Solutions, Inc.

Consolidated Balance Sheets

(In millions, except per share amounts)

	June 30, 2008	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$198.3	$88.6
Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	33.7	66.4
Accounts receivable, net of allowance for doubtful accounts of $3.8 and $2.6, respectively	415.4	502.7
Securities clearing receivables, net of allowance for doubtful accounts of $2.0 and $2.1, respectively	1,369.9	1,241.2
Other current assets	61.9	61.1

Total current assets	2,079.2	1,960.0
Property, plant and equipment, net	82.6	77.4
Other non-current assets	157.4	129.2
Goodwill	484.3	480.2
Intangible assets, net	30.1	31.4

Total assets	$2,833.6	$2,678.2

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$89.9	$91.5
Accrued expenses and other current liabilities	252.6	287.9
Securities clearing payables	1,157.4	915.4
Deferred revenues	25.5	24.6
Short-term borrowings	—	109.2

Total current liabilities	1,525.4	1,428.6
Long-term debt	447.9	617.7
Other non-current liabilities	53.6	61.0
Deferred revenues	60.9	39.8

Total liabilities	2,087.8	2,147.1

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $.01 par value: Authorized, 650.0 shares; issued, 140.5 and 139.3 shares at June 30, 2008 and 2007, respectively; outstanding, 140.4 and 139.3 shares at June 30, 2008 and 2007, respectively	1.4	1.4
Additional paid-in capital	469.5	412.9
Retained earnings	248.2	90.3
Treasury stock—at cost, 0.1 and 0.0 shares, respectively	(2.0)	(0.1)
Accumulated other comprehensive income	28.7	26.6

Total stockholders’ equity	745.8	531.1

Total liabilities and stockholders’ equity	$2,833.6	$2,678.2

See notes to consolidated and combined financial statements.

Broadridge Financial Solutions, Inc.

Consolidated and Combined Statements of Cash Flows

(In millions)

	Years ended June 30,
	2008	2007	2006
Cash Flows From Operating Activities
Net earnings	$192.2	$197.1	$166.7
Adjustments to reconcile Net earnings to net cash flows provided by operating activities:
Depreciation and amortization	41.0	39.6	48.2
Amortization of other assets	10.5	22.9	26.1
Deferred income taxes	(15.0)	6.1	36.3
Stock-based compensation expense	34.7	24.3	24.6
Excess tax benefits from the issuance of stock-based compensation awards	(1.7)	—	—
Impairment of assets from discontinued operations business	—	—	18.6
Other	7.0	3.5	4.2
Operating activities of discontinued operations	—	—	1.7
Changes in operating assets and liabilities:
Current assets and liabilities:
Decrease (increase) in Accounts receivable	87.0	(99.2)	(24.5)
Decrease in Other current assets	3.6	6.6	1.9
(Decrease) increase in Accounts payable	(2.2)	13.2	8.7
(Decrease) increase in Accrued expenses and other current liabilities	(8.2)	94.0	2.4
Increase (decrease) in Deferred revenues	0.6	15.1	(13.9)
Decrease (increase) in Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	32.7	(26.1)	164.4
(Increase) decrease in Securities clearing receivables	(128.7)	(404.4)	110.8
Increase (decrease) in Securities clearing payables	242.0	301.8	(115.5)
Non-current assets and liabilities:
Increase in Other non-current assets	(45.8)	(42.5)	(35.3)
Increase in Other non-current liabilities	32.3	8.5	0.7

Net cash flows provided by operating activities	482.0	160.5	426.1

Cash Flows From Investing Activities
Capital expenditures	(41.4)	(31.8)	(34.6)
Purchases of intangibles	(5.1)	(6.1)	(6.1)
(Acquisitions) and purchase price adjustment	(6.1)	—	12.4
Proceeds from the sale of businesses	—	—	7.5

Net cash flows used in investing activities	(52.6)	(37.9)	(20.8)

Cash Flows From Financing Activities
Payment to ADP at separation	—	(690.0)	—
Net (payments) proceeds from Short-term borrowings	(136.6)	130.1	—
Proceeds from issuance of bonds, net of discounts	—	247.7	—
Costs related to bonds and issuance of Long-term debt	—	(3.4)	—
Proceeds from issuance of Long-term debt	—	440.0	—
Payments on Long-term debt	(170.0)	(70.0)	—
Dividends paid	(33.6)	—	—
Proceeds from exercise of stock options	20.0	4.3	—
Purchases of Common stock	(1.9)	—	—
Excess tax benefit from the issuance of stock-based compensation awards	1.7	—	—
Proceeds from notes payable to ADP and ADP affiliates	—	—	69.4
Payments on notes payable to ADP and ADP affiliates	—	(115.9)	(18.7)
Net (returns) advances of investments to ADP and former ADP affiliates	—	(26.8)	(438.6)

Net cash flows used in financing activities	(320.4)	(84.0)	(387.9)

Effect of exchange rate changes on Cash and cash equivalents	0.7	(0.1)	0.2

Net change in cash and cash equivalents	109.7	38.5	17.6
Cash and cash equivalents, at beginning of fiscal year	88.6	50.1	32.5

Cash and cash equivalents, end of fiscal year	$198.3	$88.6	$50.1

Supplemental disclosure of cash flow information:
Cash payments made for interest	$59.2	$27.0	$17.3
Cash payments made for income taxes	$159.1	$8.0	$2.8
Non-cash investing activities:
Increase in liabilities for property, plant and equipment	$3.1	$5.1	$2.5
Transfer of equipment, software and software licenses to ADP	$—	$24.0	$—

See notes to consolidated and combined financial statements.

Broadridge Financial Solutions, Inc.

Consolidated and Combined Statements of Stockholders’ Equity

(In millions, except per share amounts)

	Common Stock		Parent Company’s Net Investment	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, July 1, 2005	—	$—	$1,269.3	$—	$—	$—	$17.2	$1,286.5
Comprehensive income:
Net earnings	—	—	166.7	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	28.0
Total comprehensive income								194.7
Distribution of capital to ADP	—	—	(438.0)	—	—	—	—	(438.0)

Balances, June 30, 2006	—	—	998.0	—	—	—	45.2	1,043.2
Comprehensive income:
Net earnings	—	—	98.4	—	98.7	—	—
Change in funded status in pension and retirement plan, net of taxes of $1.3	—	—	—	—	—	—	(2.0)
Foreign currency translation adjustments	—	—	—	—	—	—	(17.5)
Total comprehensive income								177.6
Dividends to ADP	—	—	(690.0)	—	—	—	—	(690.0)
Assumption of liabilities and forgiveness of ADP intercompany balance	—	—	(3.6)	—	—	—	—	(3.6)
Transfer of net investment to additional paid-in capital	—	—	(402.8)	402.8	—	—	—	—
Issuance of common stock	138.8	1.4	—	(1.4)	—	—	—	—
Charge related to ADP equity award conversion	—	—	—	1.3	—	—	—	1.3
Stock plans and related tax benefits	0.2	—	—	4.3	—	—	—	4.3
Stock-based compensation	0.3	—	—	5.9	—	—	—	5.9
Adoption of SFAS No. 158, net of tax of $0.5	—	—	—	—	—	—	0.9	0.9
Treasury stock acquired	—	—	—	—	—	(0.1)	—	(0.1)
Common stock dividends ($0.06 per share)	—	—	—	—	(8.4)	—	—	(8.4)

Balances, June 30, 2007	139.3	1.4	—	412.9	90.3	(0.1)	26.6	531.1
Comprehensive income:
Net earnings	—	—	—	—	192.2	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	2.8
Total comprehensive income								195.0
Adoption of FIN 48	—	—	—	—	(0.7)	—	—	(0.7)
Change in funded status in pension and retirement plan, net of taxes of $0.5	—	—	—	0.7	—	—	(0.7)	—
Stock plans and related tax benefits	1.2	—	—	22.1	—	—	—	22.1
Stock-based compensation	—	—	—	33.8	—	—	—	33.8
Treasury stock acquired (0.1 shares)	—	—	—	—	—	(1.9)	—	(1.9)
Common stock dividends ($0.24 per share)	—	—	—	—	(33.6)	—	—	(33.6)

Balances, June 30, 2008	140.5	$1.4	$—	$469.5	$248.2	$(2.0)	$28.7	$745.8

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

•

Securities Processing Solutions—provides advanced, computerized real-time transaction processing services that automate the securities transaction cycle. Securities Processing Solutions’ products and services include desktop productivity tools and portfolio management, order capture and execution, trade confirmation, settlement and accounting services.

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

C. Basis of Presentation. The Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”). These financial statements present the consolidated position of the Company as a separate, stand-alone entity subsequent to the Distribution, presented along with the historical operations of the brokerage services business on a combined basis which were operated as part of ADP before the Distribution. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. Amounts included in Retained earnings reflect the Company’s Net earnings subsequent to the Distribution. The Company’s combined results of operations and cash flows for periods before the Distribution, may not be indicative of its future performance and do not necessarily reflect what its results of operations and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented, including changes in its operations and capitalization as a result of the separation from ADP.

For all periods before the Distribution, ADP’s investment in the brokerage services business is shown as Parent company’s net investment in the Consolidated and Combined Statements of Stockholders’ Equity. On March 30, 2007, ADP completed a distribution of one share of the Company’s common stock for every four shares of ADP common stock. After the separation, the Company had 138.8 million shares of common stock outstanding. On March 31, 2007, the remaining Parent company’s net investment balance, after the separation adjustments were recorded, was transferred to additional paid-in capital. On March 30, 2007, the Company paid a cash dividend of $690.0 million to ADP pursuant to a separation and distribution agreement.

The Consolidated and Combined Financial Statements for periods before the Distribution include costs for facilities, functions and services used by the Company at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on usage. The expenses allocated to the Company for these services are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions. Following the separation from ADP, the Company performs these functions using internal resources or purchased services, certain of which were provided by ADP during a transitional period pursuant to the transition services agreement. Refer to Note 17 for a detailed description of the Company’s transactions with ADP subsequent to the Distribution. The Company’s Consolidated and Combined Financial Statements include the following transactions with ADP or ADP affiliates before the Distribution:

Overhead Expenses: The Consolidated and Combined Statements of Earnings of the Company include an allocation of certain general expenses of ADP and ADP affiliates, which were in support of the Company, including departmental costs for information, technology, travel, treasury, tax, internal audit, risk management, real estate, benefits and other corporate and infrastructure costs. The Company was allocated $8.1 million and $10.2 million of these overhead costs related to ADP’s shared functions for the fiscal years ended June 30, 2007 and 2006, respectively. These allocated costs are reported in Selling, general and administrative expenses. These allocations were based on a variety of factors. The cost for information technology support was allocated based on the number of Company end-users in relation to ADP’s total number of users. The allocation of the travel department costs was based on the estimated percentage of travel directly related to the Company. The allocation of the treasury department costs was a combination of an estimated percentage of support staff time and bank service charges that are directly related to the Company’s activities. The allocation of the internal audit department costs was based on the internal audit hours incurred for the Company in relation to ADP’s total internal audit hours. The allocation of the risk management department costs was based on the estimated percentage of insurance coverage for the Company in relation to ADP’s total insurance coverage. The allocation of the real estate department costs was based on the number of leased facilities for the Company managed by ADP’s corporate real estate department in relation to ADP’s total leased facilities. All other allocations were based on an estimated percentage of support staff time related to the Company in comparison to ADP as a whole. Management believes that these allocations were made on a reasonable basis.

Royalty Fees: The Consolidated and Combined Statements of Earnings include a trademark royalty fee charged by ADP to the Company based on revenues for licensing fees associated with the use of the ADP trademark. The Company was charged $27.3 million and $36.1 million for the fiscal years ended June 30, 2007 and 2006, respectively, for such trademark royalty fees. The portion of the allocated costs that are reported as Selling, general and administrative expenses are $27.3 million and $35.0 million for the fiscal years ended June 30, 2007 and 2006, respectively. The portion of allocated costs that are reported within the loss from discontinued operations are $1.1 million for the fiscal year ended June 30, 2006.

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

Services Provided to ADP Affiliated Companies: The Company has charged ADP and ADP affiliates for providing certain investor communication services. The Company recorded revenue of $15.3 million and $19.3 million for these services for the fiscal years ended June 30, 2007 and 2006, respectively. The portion of this revenue that is reported within the loss from discontinued operations is $0.3 million for the year ended June 30, 2006. These charges approximate what the Company would have charged a third-party customer for similar services. Management believes that these charges were made on a reasonable basis.

Other Services: The Company received other services from ADP and ADP affiliates including payroll processing services and the use of information technology software for recruiting employees. The Company was primarily charged at a fixed rate per employee per month for such payroll processing services. The charge for the use of information technology software for recruiting employees was based on the Company’s headcount in relation to ADP’s total headcount. Expenses incurred for such services were $0.4 million and $0.5 million for the fiscal years ended June 30, 2007 and 2006, respectively. These costs are included in Selling, general and administrative expenses.

Financing Arrangements with ADP: ADP managed and controlled the treasury functions of the Company before the Distribution. Collections were swept by central treasury on a daily basis and ADP paid vendors, payroll, taxes, and other disbursements on the Company’s behalf. The Parent company’s net investment in the Consolidated and Combined Statements of Stockholders’ Equity includes the excess of distributions to ADP over disbursements by ADP. Amounts included in the Parent company’s net investment include: (i) taxes paid by ADP on the Company’s behalf of $53.2 million and $81.7 million for the fiscal years ended June 30, 2007 and 2006, respectively, (ii) equipment and software at net book value of $24.0 for the fiscal year ended June 30, 2007, and (iii) as described above, overhead expenses, royalty fees, services received from and provided to ADP affiliated companies, and other services totaling $111.0 million and $35.5 million for the fiscal years ended June 30, 2007 and 2006, respectively.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Use of Estimates. The preparation of these financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the Consolidated and Combined Financial Statements and accompanying notes. Actual results could differ from these estimates.

B. Revenue Recognition. The Company’s revenues are primarily generated from fees for providing services. Revenues are recognized for the three reportable segments as follows:

•

Investor Communication Solutions—Revenues are generated from processing and distributing investor communications as well as vote processing and tabulation. The Company typically enters into agreements with clients to provide services on a fee for service basis. Fees received from the rendering of services are recognized as revenue in the period in which the services have been provided and when collectibility is reasonably assured.

•

Securities Processing Solutions—Revenues are generated from fees for transaction processing. Client service agreements often include up-front consideration as well as a recurring fee for transaction processing. In accordance with Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition” and Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables,” up-front implementation fees are deferred and recognized on a straight-line basis over the longer of the respective service term of the contract or the expected customer relationship period which commences after client acceptance when the processing term begins. Fees received from processing services are recognized as revenue in the period in which the services have been rendered and when collectibility is reasonably assured.

•

Clearing and Outsourcing Solutions—Revenues generated from clearing activities are typically charged per transaction and are recognized on a trade date basis. Revenues generated from outsourcing services are recognized based on fixed monthly fees in accordance with the respective contractual agreement. Interest income on margin lending activities and related expenses are recognized over the life of loans. The Company shares a portion of the margin interest revenue with its correspondent broker-dealers. Accordingly, the Company recognizes such revenue on a net basis in Net revenues in the Consolidated and Combined Statements of Earnings.

C. Other Revenues and Interest Expense from Securities Operations. Other revenues includes $27.9 million, $28.1 million, and $31.0 million for the three fiscal years ended June 30, 2008, 2007, and 2006, respectively, for software maintenance and license fees related to the Securities Processing Solutions segment.

Other revenues also includes net interest income related to the Clearing and Outsourcing Solutions segment resulting from customer margin financing and securities-borrowed transactions that is recognized on a settlement date basis. Interest income included in Other revenues totaled $54.6 million, $55.9 million and $41.7 million for the fiscal years ended June 30, 2008, 2007, and 2006, respectively.

Interest expense from securities operations includes interest incurred on securities loaned transactions and customer credit balances.

D. Cash and Cash Equivalents. Investment securities with a maturity of 90 days or less at the time of purchase are considered cash equivalents. U.S. Treasury bills and notes which were deposited with clearing organizations are classified as Cash and securities segregated for the regulatory purposes and securities deposited with clearing organizations.

E. Cash and Securities Segregated for Regulatory Purposes and Securities Deposited with Clearing Organizations. The Company’s securities that are segregated for regulatory purposes or deposited with clearing organizations are recorded at market value with unrealized gains and loss included in Net revenues. These securities have been either pledged as collateral to exchanges and clearinghouses or segregated for the exclusive benefit of our Clearing and Outsourcing Solutions’ segment clients to meet regulatory requirements.

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

G. Securities Clearing Receivables and Payables. Securities clearing receivables and Securities clearing payables include the following key components:

Securities borrowed and loaned—Securities borrowed and loaned are recorded based on the amount of cash collateral advanced or received. Securities borrowed transactions facilitate the settlement process and require the Company to deposit cash with the lender. The Company takes possession of securities borrowed, monitors the market value of both securities borrowed and securities loaned and obtains additional collateral as appropriate. Securities borrowed and loaned are short-term in nature, and accordingly, their carrying amounts are a reasonable estimate of fair value.

Receivables from and payables to broker-dealers and clearing organizations—Receivables from broker-dealers primarily consist of securities failed to deliver, receivables from correspondents and deposits held at clearing organizations. Payables to broker-dealers primarily consist of securities failed to receive and payables to correspondents. Receivables from and payables to broker-dealers are short-term in nature, and accordingly, their carrying amounts are a reasonable estimate of fair value.

H. Clearing Customer Securities Transactions. Clearing customer securities transactions are recorded on a settlement date basis, which is generally three business days after trade date. Receivables from and payables to customers include amounts related to securities transactions. The value of securities owned by customers collateralizing their balances due to the Company is not reflected in the accompanying Consolidated Balance Sheets. Costs related to customers securities transactions, including brokerage and exchange fees are recognized as incurred, generally on a trade date basis.

I. Deferred Client Conversion Costs. Direct costs that are incurred to setup or convert a client’s systems to function with the Company’s technology are generally deferred and recognized on a straight-line basis which commences after client acceptance when the processing term begins. To the extent deferred costs exceed related implementation fees, such excess costs are amortized over the service term of the contract. Deferred costs up to the amount of the related implementation fees are recognized over the longer of the respective service term of the contract or expected customer relationship period. These capitalized costs are reflected in Other non-current assets in the Consolidated Balance Sheets.

J. Goodwill and Other Intangible Assets. The Company accounts for its Goodwill and other Intangible assets in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at the reporting unit level at least annually or more frequently if circumstances indicate possible impairment. If an impairment exists, a write-down to fair value (primarily measured by discounting estimated future cash flows) is recorded. Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment in accordance with FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”).

K. Impairment of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its expected estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

L. Foreign Currency Translation. The net assets of the Company’s foreign subsidiaries are translated into U.S. dollars based on exchange rates in effect at the end of each period. Revenues and expenses are translated at average exchange rates during the periods. Currency transaction gains or losses, which are included in Other expenses, net, are immaterial for all periods presented. Gains or losses from balance sheet translation are included in Stockholders’ equity within Accumulated other comprehensive income on the Consolidated Balance Sheets.

M. Stock-Based Compensation. Before the Distribution, employees of the Company participated in ADP’s stock-based compensation plans. Before the separation, the Company adopted The Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (the “2007 Plan”). The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock awards, stock bonuses, and performance compensation awards, or a combination of the foregoing to employees, directors, and consultants or advisors to the Company. As further discussed in Note 13, ADP adopted FASB SFAS No. 123R “Share-Based Payment” (“SFAS No. 123R”), effective July 1, 2005, using the modified prospective method. Accordingly, prior period amounts have not been restated. The adoption of this standard required the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. Prior to July 1, 2005, ADP followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Under APB No. 25, no stock-based compensation expense was recognized related to ADP’s stock option program and employee stock purchase plan, as all options granted under the stock option program had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the employee stock purchase plan, the discount did not exceed 15 percent.

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, by recognizing the measurement of stock-based compensation expense in Net earnings based on the fair value of the award on the date of grant. For stock options issued, the fair value of each stock option was estimated on the date of grant using a binomial option pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price, and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.

N. Internal Use Software. Expenditures for major software purchases and software developed or obtained for internal use are capitalized and amortized over a three- to five-year period on a straight-line basis. For software developed or obtained for internal use, the Company capitalizes these costs in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to direct time spent on such projects. Costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.

O. Income Taxes. Before the Distribution, the Company’s taxable income was included in separate income tax returns filed with the appropriate taxing jurisdictions, except for U.S. federal and certain state and foreign jurisdictions in which the Company’s operations were included in the income tax returns of ADP or ADP affiliates. Subsequent to the Distribution, the Company files its own U.S. federal, state, and foreign income tax returns.

The provision for income taxes is computed as if the Company filed on a combined stand-alone or separate tax return basis, as applicable, for periods before the Distribution. The provision for income taxes does not reflect the Company’s inclusion in the tax returns of ADP or ADP affiliates. Certain income taxes of the Company were paid by ADP or ADP affiliates on behalf of the Company. The payment of income taxes by ADP or ADP affiliates on behalf of the Company is recorded within Parent company’s net investment on the Consolidated and Combined Statements of Stockholders’ Equity.

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

P. New Accounting Pronouncements. In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company applied this guidance for the fiscal years ended June 30, 2008 and 2007 and such adoption had no impact on the Company’s Consolidated and Combined Financial Statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its results of operations, or financial condition.

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

In December 2007, FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 160.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 is effective for the Company beginning on July 1, 2008. The Company has no plans to apply the elective provisions of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This statement requires a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The Company adopted the provisions of SFAS No. 158 for the fiscal year ended June 30, 2007 and the effect on the Company’s consolidated results of operations and financial condition was not significant. A reclassification was made on the Consolidated and Combined Statements of Stockholders’ Equity for $0.7 million, net of $0.5 million tax, to reflect the adoption of SFAS No. 158 as of June 30, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP No. 157-1”) and FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-1 amends FASB Statement No. 157 to exclude FASB SFAS No. 13, “Accounting for Leases,” (“SFAS No. 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification and measurement under SFAS No. 13. This FSP is effective upon the initial adoption of SFAS 157. FSP No. 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted SFAS No. 157 and FSP No. 157-1 effective July 1, 2008 and the adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The Company expects to adopt FSP No. 157-2 on July 1, 2009 and the adoption is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions by prescribing a minimum recognition threshold for recognition of tax benefits in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of applying FIN 48, the amount of benefit recognized in the financial statements may differ from the amount taken or expected to be taken in a tax return. These differences are referred to as unrecognized tax benefits and represent financial statement liabilities. In the event unrecognized tax positions are ultimately allowed (for example, when the matter is settled with taxing authorities or statutes of limitations expire), the benefit is recognized, generally resulting in a reduction of tax expense in the period of recognition. The Company’s adoption of FIN 48 on July 1, 2007 did not have a material effect on the Company’s consolidated results of operations or financial condition for the fiscal year ended June 30, 2008. See Note 15, “Income Taxes” for a further discussion regarding the adoption of FIN 48.

Q. Fair Value of Financial Instruments. Substantially all of the financial instruments of the Company other than Long-term debt are carried at market or fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. The carrying value of the Company’s long-term variable-rate term loan facility approximates fair value because these instruments reflect market changes to interest rates. The carrying value of the Company’s long-term fixed-rate senior notes represents the face value of the long-term fixed-rate senior notes net of the unamortized discount. The fair value of the Company’s long-term fixed-rate senior notes is based on quoted market prices. See Note 11, “Borrowings” for a further discussion regarding the Company’s borrowings.

R. Advertising Costs. Advertising costs are expensed at the time the advertising takes place. Selling, general and administrative expenses include advertising costs of $2.9 million, $2.3 million and $1.8 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding. On March 30, 2007, the separation from ADP was completed in a tax-free distribution to the Company’s stockholders of one share of the Company’s common stock for every four shares of ADP common stock held on March 23, 2007. As a result, on March 30, 2007, the Company had 138.8 million Weighted-average shares outstanding, and this share amount is utilized for the calculation of basic EPS for all periods presented before the Distribution. For all periods before the Distribution, the same Weighted-average shares outstanding is used for the calculation of basic and diluted EPS as no common stock of the Company existed before March 30, 2007 and no equity awards of the Company were outstanding for the prior periods. Diluted EPS subsequent to the Distribution reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and shares of restricted stock have vested.

As of June 30, 2008 and 2007, the computation of diluted EPS excludes 5.4 million and 7.5 million, respectively, of stock options as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Years ended June 30,
	2008	2007	2006
	(in millions)
Weighted-average shares outstanding:
Basic	139.6	138.8	138.8
Common stock equivalents	1.4	0.2	—

Diluted	141.0	139.0	138.8

The following table sets forth the computation of basic EPS from continuing operations utilizing Net earnings from continuing operations for the fiscal year and the Company’s basic Weighted-average shares outstanding:

	Years ended June 30,
	2008	2007	2006
	(in millions, except per share amounts)
Net earnings from continuing operations	$192.2	$197.1	$180.5
Basic Weighted-average shares outstanding	139.6	138.8	138.8
Basic EPS	$1.38	$1.42	$1.30

The following table sets forth the computation of diluted EPS from continuing operations utilizing Net earnings from continuing operations for the fiscal year and the Company’s diluted Weighted-average shares outstanding:

	Years ended June 30,
	2008	2007	2006
	(in millions, except per share amounts)
Net earnings from continuing operations	$192.2	$197.1	$180.5
Diluted Weighted-average shares outstanding	141.0	139.0	138.8
Diluted EPS	$1.36	$1.42	$1.30

NOTE 4. OTHER EXPENSES, NET

Other expenses, net consisted of the following:

	Years ended June 30,
	2008	2007	2006
	($ in millions)
Interest expense on notes payable to ADP affiliated parties	$—	$1.9	$1.7
Interest expense on borrowings	31.3	10.6	—
Interest income	(2.0)	(0.8)	(0.7)
Foreign exchange loss	0.9	0.4	0.5
Other	0.7	0.2	0.2

Other expenses, net	$30.9	$12.3	$1.7

NOTE 5. ACQUISITIONS

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company were included in the Company’s Consolidated and Combined Statements of Earnings since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill.

The Company acquired one business in the Securities Processing Solutions segment in fiscal year 2008 for $6.1 million. This acquisition resulted in approximately $3.6 million of goodwill. Intangible assets acquired, which totaled approximately $2.5 million, consist of acquired technology that is being amortized over a five-year life. This acquisition was not material to the Company’s operations, financial position, or cash flows.

The Company acquired one business in the Investor Communication Solutions segment in fiscal year 2006 for $3.0 million. This acquisition resulted in approximately $0.9 million of goodwill. This acquisition was not material to the Company’s operations, financial position, or cash flows. In fiscal year 2006, a purchase price adjustment of $15.4 million was received from the seller based on the resolution of certain provisions of the purchase agreement for the fiscal year 2005 acquisition of the U.S. Clearing and Broker-Dealer Services divisions of Bank of America Corporation, the business that became our subsidiary Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge Clearing”).

NOTE 6. DISCONTINUED OPERATIONS

On January 20, 2006, the Company completed a series of transactions to divest its financial print businesses. The financial print businesses were part of the Company’s Investor Communication Solutions segment. The Company has classified the results of operations of the financial print businesses as discontinued operations. The Company divested these businesses for $7.5 million in fiscal year 2006. The Company recorded an impairment charge of $18.6 million in fiscal year 2006 in order to reflect the assets of this business at fair value in accordance with SFAS No. 144. The impairment charge and the losses on disposal are included in the losses from discontinued operations on the Consolidated and Combined Statements of Earnings.

Operating results of these discontinued operations were as follows:

Year ended June 30, 2006
($ in millions)
Revenues	$46.6

Loss before income taxes from discontinued operations	(22.6)
Income tax benefit	8.8

Net losses from operations of discontinued businesses	(13.8)

Net loss from discontinued operations	$(13.8)

NOTE 7. CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES AND SECURITIES DEPOSITED WITH CLEARING ORGANIZATIONS

Borrowed securities of $31.4 million and owned securities of $2.3 million at June 30, 2008, and $66.4 million of owned securities at June 30, 2007, have been pledged as collateral to exchanges and clearinghouses or have been segregated for the exclusive benefit of our Clearing and Outsourcing Solutions’ segment clients to meet regulatory requirements. Borrowed securities consisted of U.S. Treasury notes and owned securities consisted of U.S. Treasury bills. Additionally, at June 30, 2007, cash of $0.2 million was segregated for the exclusive benefit of our Clearing and Outsourcing Solutions’ segment clients to meet regulatory requirements.

NOTE 8. SECURITIES CLEARING RECEIVABLES AND PAYABLES

Securities clearing receivables and payables consist of the following:

	June 30,
	2008	2007
	($ in millions)
Receivables:
Clearing customers	$802.3	$725.5
Securities borrowed	113.9	130.6
Broker-dealers and other	221.3	186.9
Clearing organizations	75.4	47.5
Securities failed to deliver	157.0	150.7

Total	$1,369.9	$1,241.2

Payables:
Clearing customers	$759.8	$665.2
Securities loaned	133.1	7.0
Broker-dealers and other	127.6	107.8
Securities failed to receive	136.9	135.4

Total	$1,157.4	$915.4

Securities failed to deliver and failed to receive represent the contract value of securities that have not been delivered or received as of the settlement date. Securities failed to deliver transactions are recorded at the amount for which the securities were sold with receipt of payment occurring upon delivery of the securities to other broker-dealers. Securities failed to receive transactions are recorded at the amount for which the securities were purchased and are paid upon receipt of the securities from other broker-dealers. In the case of aged-securities failed to receive, the Company may purchase the underlying security in the market and seek reimbursement for losses from the counterparty broker-dealer.

Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125”, the Company is required to disclose the market value of collateral received under stock borrowed transactions, customer and non-customer agreements which it has the ability to sell or repledge and the amount of collateral that has been pledged or resold. As of June 30, 2008 and 2007, the Company has received securities collateral primarily in connection with customer margin loans, securities borrowed transactions, and correspondent accounts with a market value of approximately $2,323.8 million and $2,993.4 million, respectively, which it can sell or repledge. Of this amount, approximately $638.9 million and $473.0 million had been pledged or sold as of June 30, 2008 and 2007, respectively, in connection with securities loaned, street-side settlement, and deposits with clearing organizations.

Concurrent with the November 2004 acquisition of Ridge Clearing by ADP, the Company’s management formulated a plan to restructure the business. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” certain costs related to the plan were recognized as assumed liabilities, consisting primarily of facilities leases, relocation costs, and severance costs. Additionally, unrelated to the acquisition, the Company took a charge related to involuntary employee termination benefits and a charge for the fair value of the remaining lease obligation for a facility that was exited, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. A roll forward of these restructuring liabilities from June 30, 2006 to June 30, 2008 is as follows:

	Severance Costs	Facilities Costs	Other Costs	Total
	($ in millions)
Balances as of June 30, 2006	$1.1	$9.1	$0.9	$11.1
Change in estimates	(0.3)	—	(0.8)	(1.1)
Additional charges	0.4	6.1	—	6.5
Utilization	(0.8)	(2.3)	(0.1)	(3.2)

Balances as of June 30, 2007	0.4	12.9	—	13.3
Change in estimates	—	(1.5)	—	(1.5)
Utilization	(0.4)	(3.2)	—	(3.6)

Balances as of June 30, 2008	$—	$8.2	$—	$8.2

NOTE 9. PROPERTY, PLANT AND EQUIPMENT, NET

Depreciation and amortization expense for Property, plant and equipment was $33.1 million, $32.4 million, and $29.3 million for the three fiscal years ended June 30, 2008, 2007 and 2006, respectively. Property, plant and equipment at cost and accumulated depreciation at June 30, 2008 and 2007 are as follows:

	June 30,
	2008	2007
	($ in millions)
Property, plant and equipment:
Land and buildings	$3.5	$3.2
Equipment	186.9	159.1
Furniture, leaseholds and other	162.3	152.5

	352.7	314.8
Less: Accumulated depreciation	(270.1)	(237.4)

Property, plant and equipment, net	$82.6	$77.4

NOTE 10. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in Goodwill for the fiscal years ended June 30, 2008 and 2007 are as follows:

	Investor Communication Solutions	Securities Processing Solutions	Clearing and Outsourcing Solutions	Total
	($ in millions)
Balance as of June 30, 2006	$262.8	$187.2	$30.4	$480.4
Fair value adjustments	(3.5)	2.5	(1.1)	(2.1)
Cumulative translation adjustments	—	1.9	—	1.9

Balance as of June 30, 2007	259.3	191.6	29.3	480.2
Additions	—	3.6	—	3.6
Cumulative translation adjustments	—	0.5	—	0.5

Balance as of June 30, 2008	$259.3	$195.7	$29.3	$484.3

During fiscal years 2008, 2007 and 2006, the Company performed the required impairment tests of goodwill and determined that there was no impairment.

Intangible assets at cost and accumulated amortization at June 30, 2008 and 2007 are as follows:

	June 30,
	2008			2007
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
	($ in millions)
Software and software licenses	$56.7	$(43.8)	$12.9	$49.4	$(38.7)	$10.7
Customer contracts and lists	35.5	(18.3)	17.2	36.7	(16.0)	20.7
Other intangibles	1.0	(1.0)	—	1.0	(1.0)	—

	$93.2	$(63.1)	$30.1	$87.1	$(55.7)	$31.4

Other intangibles consist primarily of purchased rights, covenants, patents, and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of the intangible assets is 4 years (2 years for software and software licenses and 7 years for customer contracts and lists). Amortization of intangibles totaled $7.9 million, $7.3 million, and $18.9 million for fiscal years 2008, 2007, and 2006, respectively. Estimated amortization expenses of the Company’s existing intangible assets for the next five fiscal years are as follows:

Years Ending June 30,	($ in millions)
2009	$6.8
2010	5.8
2011	4.8
2012	4.0
2013	2.7

NOTE 11. BORROWINGS

Revolving Credit and Loan Facilities: On March 29, 2007, the Company entered into a $1,190.0 million senior unsecured credit facility, consisting of a $440.0 million, five-year term loan facility, a $500.0 million, five-year revolving credit facility and a $250.0 million, one-year revolving credit facility. Borrowings under the five-year term loan facility bear interest at LIBOR plus 40 to 90 basis points based on debt ratings at the time of the borrowing. The five-year term loan facility was subject to interest at LIBOR plus 60 basis points and 50 basis points as of June 30, 2008 and 2007, respectively. The weighted-average interest rate on the five-year term loan facility was 5.17% and 5.8% as of June 30, 2008 and 2007, respectively. Borrowings under the five-year revolving credit facility bear interest at LIBOR plus 27 to 75 basis points based on debt ratings and the utilization percentage of the facility at the time of the borrowing. The five-year revolving credit facility also has an annual facility fee equal to 8 to 20 basis points on the $500.0 million facility, based on the Company’s debt rating, whether used or unused. The annual facility fee for the five-year revolving credit facility was equal to 10 basis points as of June 30, 2008 and 2007. The Company incurred $1.5 million in debt issuance costs to establish these credit facilities. These costs have been capitalized in Other non-current assets in the Consolidated Balance Sheets and is amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the terms of these facilities.

On March 29, 2007, the Company borrowed $440.0 million under the five-year term loan facility and $250.0 million under the one-year revolving credit facility. The proceeds received in connection with the $690.0 million of borrowings were transferred to ADP on March 30, 2007 as a tax-free dividend. In May 2007, the Company refinanced the $250.0 million one-year revolving credit facility through an offering of $250.0 million of 6.125% Senior Notes discussed below. The one-year revolving credit facility was cancelled upon repayment. During the fiscal years ended June 30, 2008 and 2007, the Company repaid $170.0 million and $70.0 million, respectively, of the five-year term loan facility.

These credit facilities are subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At June 30, 2008 and 2007, the Company is not aware of any instances of any non-compliance with the financial covenants of these credit facilities.

Senior Notes: In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Senior Notes”). The Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Senior Notes will be payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2007. The Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At June 30, 2008 and 2007, we are not aware of any instances of non-compliance with the financial covenants of the indenture governing the Senior Notes. The indenture also contains covenants regarding the purchase of the notes upon a change of control triggering event. The Senior Notes are senior unsecured obligations of the Company and rank equally with our other senior indebtedness. The Company may redeem the Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Senior Notes. These costs have been capitalized and will be amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the ten-year term.

Short-Term Borrowing Facilities: At June 30, 2008, Ridge Clearing had no loans payable under various secured and unsecured, uncommitted overnight bank credit facilities.

In addition, immediately before the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest at LIBOR plus 250 basis points. As of June 30, 2008, no amounts were outstanding under these lines of credit.

Available Capacity: As of June 30, 2008, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Unused Available Capacity
		($ in millions)
Long-term debt
Term loan facility	March 2012	$440.0	$200.0	$—
Senior notes	June 2017	250.0	247.9	—
Revolving credit facility	March 2012	500.0	—	500.0

		$1,190.0	$447.9	$500.0

The carrying value of the variable-rate term loan facility approximates fair value. The fair value of the fixed-rate Senior Notes at June 30, 2008 was $212.5 million based on quoted market prices. Amounts are due on the expiration dates listed above.

NOTE 12. REGULATORY REQUIREMENTS

As a registered broker-dealer and member of the New York Stock Exchange (“NYSE”) and the Financial Industry Regulatory Authority (“FINRA”), Ridge Clearing is subject to the Uniform Net Capital Rule 15c3-1 (“Rule 15c3-1”) of the Securities Exchange Act of 1934 (the “Exchange Act”). Ridge Clearing computes its net capital under the alternative method permitted by Rule 15c3-1, which requires Ridge Clearing to maintain minimum net capital equal to the greater of $1.5 million or 2% of aggregate debit items arising from customer transactions. The NYSE and FINRA may require a member firm to reduce its business if its net capital is less than 4% of aggregate debit items, or may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit items. At June 30, 2008, Ridge Clearing had net capital of $252.3 million, which was approximately 21.8% of aggregate debit items and exceeded the minimum requirements by $229.1 million.

Ridge Clearing owns 142.8571 Series A common shares of CAPCO Holdings, Inc. (“CAPCO”) to gain access to the Securities Investor Protection Corporation (“SIPC”) excess bond for customer asset protection that is furnished by CAPCO. The excess SIPC bond provides for unlimited insurance coverage up to the net equity of each customer’s account. Under the terms of the excess SIPC bond, Ridge Clearing is required to maintain net capital of $200.0 million as defined under Rule 15c3-1, for two consecutive quarters within the twelve-month period ending September 30 th of each year.

NOTE 13. STOCK-BASED COMPENSATION

Incentive Equity Awards Converted from ADP Awards. Before March 31, 2007, all employee equity awards (stock options and restricted stock) were granted by ADP. At the time of the Distribution, ADP’s outstanding equity awards for employees of the Company were converted into equity awards of Broadridge at a ratio of 2.4569 Broadridge stock options for every ADP stock option held before the Distribution and 2.2386 Broadridge time-based restricted shares for every share of ADP time-based restricted stock held before the Distribution, and 2.4569 Broadridge performance-based restricted shares for every share of ADP performance-based restricted stock held before the spin-off. As a result, the Company issued 17.4 million stock options (weighted-average exercise price of $18.62), 0.3 million time-based restricted shares and granted 0.8 million performance-based restricted shares upon completion of the conversion of existing ADP equity awards into the Company’s equity awards. As the conversion was considered a modification of an award in accordance with SFAS No. 123R, the Company compared the fair value of the award immediately before the Distribution to the fair value immediately after the Distribution to measure the incremental compensation cost. The conversion resulted in an increase in the fair value of the awards by $2.3 million of which $0.5 million and $1.3 million was recognized in the fiscal years ended June 30, 2008, and 2007, respectively, and $0.5 million will be recognized over the remaining vesting period of the associated modified unvested options.

Incentive Equity Awards Granted by the Company. Prior to the separation, the Company adopted The Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (“2007 Plan”). The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock awards, stock bonuses and performance compensation awards to employees, non-employee directors, and other key individuals who perform services for the Company. From the date of Distribution through June 30, 2007, the Company granted options on 271,700 shares of stock and awarded 32,290 shares of restricted stock. The Company accounts for stock-based compensation in accordance with SFAS No. 123R which requires the measurement of stock-based compensation expense to be recognized in Net earnings based on the fair value of the award on the date of grant. In accordance with the 2007 Plan, the Company’s stock-based compensation consists of the following:

Stock Options: Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant. Stock options are generally issued under a graded vesting schedule and, generally vest ratably over five years and have a term of 10 years. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award.

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

Performance-based Restricted Stock: The Company has a performance-based restricted stock program under which shares of common stock will be issued to certain key employees upon the achievement, by the Company, of specific performance metrics. The Company records stock compensation expense for performance-based restricted stock on a straight-line basis over the performance period, plus a subsequent vesting period, which typically totals approximately two and one-half years from the date of grant. Certain performance-based equity awards granted to non-U.S. employees are to be settled in cash. The Company records a liability for these performance-based equity awards. The liability and the corresponding stock compensation expense are adjusted to reflect the Company’s closing stock price as of the end of each reporting period.

The activity related to the Company’s incentive equity awards for the fiscal years ended June 30, 2008 and 2007 consisted of the following:

	Stock Options		Time-based Restricted Stock		Performance-based Restricted Stock
	Number of Options	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Balances at March 31, 2007	—		—		—
Granted—Conversion of ADP Equity Awards	17,414,990	$18.62	316,061	$19.70	784,657	$19.70
Granted	271,700	19.93	32,290	19.93	—
Exercised(a)	(253,781)	16.83	—		—
Vesting of Restricted Shares	—		(7,886)	19.70	—
Expired/forfeited	(221,836)	18.11	(1,994)	19.70	(14,843)	19.70

Balances at June 30, 2007(b)	17,211,073	$18.67	338,471	$19.70	769,814	$19.70

Granted	1,792,083	20.91	1,009,101	18.44	238,765	18.52
Exercised(a)	(1,179,924)	17.26	—		—
Vesting of Restricted Shares	—		(206,826)	19.69	—
Expired/forfeited	(399,343)	16.86	(22,041)	18.45	(32,250)	19.70

Balances at June 30, 2008(b)	17,423,889	$19.00	1,118,705	$18.59	976,329	$19.41

(a)	Stock options exercised during the fiscal years ended June 30, 2008 and June 30, 2007 had intrinsic values of $5.5 million and $0.9 million, respectively.

(b)	As of June 30, 2008, the Company’s outstanding “in the money” stock options using the fiscal year-end share price of $21.05 (approximately 14.4 million shares) had an aggregate intrinsic value of $41.7 million.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of June 30, 2008:

	Outstanding Options
	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Range of Exercise Prices
$0.01 to $14.00	815,616	4.60	$13.69
$14.01 to $16.00	1,790,737	5.04	$15.91
$16.01 to $18.00	3,591,989	5.30	$17.56
$18.01 to $20.00	5,013,006	7.62	$18.68
$20.01 to $22.00	4,458,447	4.29	$20.75
$22.01 to $24.00	415,605	9.66	$22.76
$24.01 to $26.00	1,338,489	2.30	$24.39

	17,423,889	5.52	$19.00

	Exercisable Options
Range of Exercise Prices	Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01 to $14.00	815,616	4.60	$13.69
$14.01 to $16.00	1,092,725	4.84	$15.90
$16.01 to $18.00	2,315,114	4.59	$17.56
$18.01 to $20.00	2,338,862	7.47	$18.75
$20.01 to $22.00	4,070,247	3.79	$20.65
$22.01 to $24.00	415,605	9.66	$22.76
$24.01 to $26.00	1,338,489	2.30	$24.39

	12,386,658	4.82	$19.31

Stock-based compensation expense of $34.7 million, $24.3 million, and $24.6 million was recognized in the Consolidated and Combined Statements of Earnings for the fiscal years ended June 30, 2008, 2007 and 2006, respectively, as well as related tax benefits of $13.5 million, $9.4 million, and $7.5 million, respectively.

As of June 30, 2008, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards amounted to $10.2 million and $23.3 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 3.5 years and 1.5 years, respectively.

For stock options issued, the fair value of each stock option was estimated on the date of grant using a binomial option pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price, and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.

The following table presents the assumptions used to determine the fair values of the stock option grants during the fiscal years ended June 30, 2008 and 2007:

	Fiscal Year Ended June 30, 2008	March 30, 2007 through June 30, 2007	Immediately after March 30, 2007
Risk-free interest rate	3.0% -3.2%	4.9%	4.6%
Dividend yield	1.4%	1.5%	1.4%
Weighted-average volatility factor	36.6% -37.4%	33.1%	23.0%
Weighted-average expected life (in years)	5.8 - 6.2	6.0	3.5
Weighted-average fair value (in dollars)	$ 6.36	$6.85	$4.62

NOTE 14. EMPLOYEE BENEFIT PLANS

A. Defined Contribution Savings Plans. Before the spin-off from ADP on March 30, 2007, eligible full-time domestic employees of the Company were covered under an ADP sponsored 401(k) savings plan. This plan provided company matching contributions on a portion of employee contributions. The costs allocated to the Company for the fiscal years ended June 30, 2007 and 2006 were $3.8 million and $4.9 million, respectively.

The Company’s Board of Directors approved a Broadridge sponsored 401(k) savings plan covering eligible full-time domestic employees of the Company after the spin-off. This plan provides a base contribution plus company matching contributions on a portion of employee contributions. The Broadridge sponsored 401(k) savings plan was established to provide a similar level of benefits to those provided by ADP’s domestic defined benefit plans as well as the ADP sponsored 401(k) savings plan. The costs recorded by the Company for this plan were $10.8 million and $3.5 million for the fiscal years ended June 30, 2008 and 2007, respectively.

B. Defined Benefit Pension Plans. Before the spin-off from ADP on March 30, 2007, certain employees of the Company were covered by ADP’s domestic defined benefit plans. In addition, certain employees of the Company were part of ADP’s Supplemental Officer Retirement Plan (“ADP SORP”). The ADP SORP is a defined benefit plan pursuant to which ADP will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. Liabilities and assets related to these plans remain with ADP. Domestic pension expense allocated to the Company for the fiscal years ended June 30, 2007 and 2006 was $3.5 million and $3.0 million, respectively. ADP SORP expense allocated to the Company for the fiscal years ended June 30, 2007 and 2006 was $0.2 million and $0.5 million, respectively.

The Company’s Board of Directors approved a Broadridge sponsored Supplemental Officer Retirement Plan (“Broadridge SORP”). The Broadridge SORP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. The amount charged to expense for the Broadridge SORP was $0.5 million and $0.2 million during the fiscal years ended June 30, 2008 and 2007, respectively. Broadridge management believes the ADP SORP expense allocation and the Broadridge SORP are not material to the Company’s Consolidated and Combined Financial Statements.

NOTE 15. INCOME TAXES

Earnings from continuing operations before income taxes shown below are based on the geographic location to which such earnings are attributable.

	Years Ended June 30,
	2008	2007	2006
	($ in millions)
Earnings from continuing operations before income taxes:
U.S.	$241.5	$263.6	$256.2
Foreign	84.4	57.2	46.5

	$325.9	$320.8	$302.7

The Provision for income taxes consists of the following components:

	Years Ended June 30,
	2008	2007	2006
	($ in millions)
Current:
U.S. Domestic	$95.3	$80.8	$56.3
Foreign	32.2	24.4	18.7
State	21.6	12.4	10.9

Total current	149.1	117.6	85.9
Deferred:
U.S. Domestic	(9.7)	6.6	31.2
Foreign	(0.9)	(0.1)	(0.7)
State	(4.8)	(0.4)	5.8

Total deferred	(15.4)	6.1	36.3

Total Provision for income taxes	$133.7	$123.7	$122.2

A reconciliation of the Company’s effective tax rate on Earnings from continuing operations before income taxes and the U.S. federal statutory rate is as follows:

	Years Ended June 30,
	2008	%	2007	%	2006	%
	($ in millions)
Provision for income taxes at U.S. statutory rate	$114.1	35.0	$112.3	35.0	$106.0	35.0
Increase in Provision for income taxes from:
State taxes, net of federal tax	11.7	3.6	6.6	2.1	10.8	3.6
Foreign taxes	(2.3)	(0.7)	—	—	—	—
Valuation allowances on tax attributes	7.4	2.2	5.6	1.8	4.5	1.5
Other	2.8	0.9	(0.8)	(0.3)	0.9	0.3

	$133.7	41.0	$123.7	38.6	$122.2	40.4

The balance sheet classification and significant components of deferred income tax assets and liabilities are as follows:

	June 30,
	2008	2007
	($ in millions)
Classification:
Current deferred tax assets (included in Other current assets)	$15.0	$10.9
Long-term deferred tax liabilities (included in Other non-current liabilities)	(25.1)	(36.0)

Net deferred tax liabilities	$(10.1)	$(25.1)

Components:
Deferred tax assets:
Accrued expenses not currently deductible	$8.4	$10.4
Depreciation	25.3	20.1
Compensation and benefits not currently deductible	35.1	19.5
Net operating and capital losses	25.5	18.6
Foreign tax credits	3.5	—
Other	11.0	6.6

	108.8	75.2
Less: Valuation allowances	(29.8)	(21.9)

Deferred tax assets, net	79.0	53.3

Deferred tax liabilities:
Goodwill and identifiable intangibles	66.7	62.0
Net deferred expenses	18.3	12.8
Other	4.1	3.6

Deferred tax liabilities	89.1	78.4

Net deferred tax liabilities	$(10.1)	$(25.1)

As required by the Distribution and ADP Canadian tax ruling received in connection with the Distribution, the Company repatriated approximately $50 million in a taxable dividend transaction. After application of foreign tax credits against the U.S. tax cost on the dividend, the Company recorded a deferred tax asset of approximately $3.5 million for the excess tax foreign credits not utilized and applied a full valuation allowance on this deferred tax asset. As of June 30, 2008, the Company had approximately $73.0 million of earnings attributable to foreign subsidiaries independent of the Canadian dividend amount. The Company considers such earnings as permanently reinvested outside the U.S. and, therefore, provides no additional taxes that could occur upon repatriation. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

The Company has estimated foreign net operating loss carryforwards of approximately $27.9 million as of June 30, 2008 of which $4.7 million expires in 2009 through 2014 and $23.2 million which has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of a U.S. subsidiary which is not included in the Company’s consolidated return of approximately $27.6 million which expire in 2023 through 2028.

The Company has recorded valuation allowances of $29.8 million and $21.9 million at June 30, 2008 and 2007, respectively, because the Company does not believe that it is more likely than not that it will be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards, and foreign tax credits of certain subsidiaries to offset future taxable earnings.

Upon the adoption of FIN 48, the Company recognized an increase of $0.7 million in the liability for unrecognized tax benefits and was accounted for as a reduction of Retained earnings on the Consolidated Balance Sheet at July 1, 2007. During 2008, the Company increased its reserve for unrecognized tax benefits by $3.7 million. The change relates to tax positions taken for the current and prior tax year. The amount of the unrecognized tax benefits at June 30, 2008 that, if recognized, would affect the Company’s effective tax rate was $4.4 million.

In the next twelve months, the Company does not expect to materially decrease its reserve for unrecognized tax benefits.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

($ in millions)
Balance at July 1, 2007	$0.7
Gross increase related to prior period tax positions	2.8
Gross decrease related to prior period tax positions	—
Gross increase related to current period tax positions	1.6
Expiration for statute of limitations for the assessment of taxes	—
Decrease in related settlements with tax authorities	—

Balance at June 30, 2008	$5.1

The Company’s policy with respect to interest and penalties associated with uncertain tax positions is not to include them in income tax expense but include penalties as a component of other accrued expenses and interest in interest expense. During the fiscal years ended June 30, 2008 and 2007, the Company recognized approximately $0.6 million and $0.0 million, respectively, in interest and penalties. Included within the reserve for unrecognized tax benefits recorded on July 1, 2007 was accrued interest and penalties of $0.1 million.

The company is currently not under any U.S. or foreign income tax exam for the period March 31, 2007 through June 30, 2008.

For U.S. federal income taxes, as a former member of the ADP U.S. federal income tax consolidation, the Company is included in any IRS examination of ADP for periods up to and including March 30, 2007. As a member of the ADP U.S. federal income tax consolidated group, and pursuant to the Tax Allocation Agreement between the Company and ADP, the Company’s U.S. federal income tax payable for the period ended March 30, 2007, was assumed by ADP. In addition, any items of income or expense successfully challenged by the IRS attributable to the business operations of the Company for tax periods ended March 30, 2007 or earlier, will be tax liabilities assumed by ADP. Correspondingly, any items of income or expense attributable to the business operations of the Company for tax periods ended March 30, 2007 or earlier, which are settled favorably with the IRS by ADP, will remain with ADP. Accordingly, the Company has not established any tax reserves or tax assets with respect to U.S. federal income taxes for the tax period ended March 30, 2007.

The Tax Allocation Agreement between the Company and ADP also extends to the Company’s U.S. state income tax and certain foreign income tax liabilities and tax assets attributable to the Company’s business operations for the tax periods ended March 30, 2007 or earlier, ADP will either make payments directly to the appropriate tax authorities or reimburse the Company for tax payments the Company made to the tax authorities that related to tax liabilities subject to the Tax Allocation Agreement to the extent that such tax liabilities are in excess of amounts provided for in respect of such income taxes on the Combined Balance Sheet of the Company including the Notes thereto, as of March 30, 2007.

NOTE 16. CONTRACTUAL COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has obligations under various facilities and equipment leases and software license agreements. In addition, the Company is subject to fee commitments contained in a data center outsourcing services agreement with ADP. Refer to Note 17 for a detailed description of the data center outsourcing services agreement with ADP. Total expense under these agreements was approximately $157.7 million, $162.3 million, and $92.2 million in fiscal years 2008, 2007, and 2006, respectively, with minimum commitments at June 30, 2008 as follows:

Years Ending June 30,	($ in millions)
2009	$133.4
2010	126.7
2011	121.9
2012	118.6
2013	13.0
Thereafter	11.7

$525.3

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.

As of June 30, 2008, the Company had purchase commitments of approximately $0.6 million comprised primarily of maintenance contracts, the majority of which relates to fiscal 2009.

As of June 30, 2008, the Company has an outstanding letter of credit for $1.8 million. This letter of credit was issued in May 2007 to guarantee certain claim payments to a third-party insurance company in the event the Company does not pay its portion of the claims. No amounts were drawn on this letter of credit.

From time to time the Company will extend a temporary subordinated loan (“TSL”) to its correspondent broker-dealers in the Clearing and Outsourcing Solutions segment. As of both June 30, 2008 and 2007, there were no TSLs outstanding.

In the normal course of business, the Company is subject to claims. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material adverse impact on the Consolidated and Combined Financial Statements.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of June 30, 2008 and 2007. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

In the normal course of business, the securities activities of the Company’s Clearing and Outsourcing Solutions business primarily involve executions, settlement, and financing of various securities transactions for a nationwide retail and institutional, customer and non-customer client base, introduced by its correspondent broker-dealers. These activities may expose the Company to risk in the event customers, other broker-dealers, banks, clearing organizations, or depositories are unable to fulfill contractual obligations.

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

The Company may be exposed to a risk of loss not reflected in the Consolidated Balance Sheets for securities sold, not yet purchased, should the value of such securities rise. In addition, the securities lending activities of the Company’s Clearing and Outsourcing Solutions segment requires the Company to pledge securities as collateral. In the event the counterparty is unable to meet its contractual obligation, the Company may be exposed to off-balance sheet risk of acquiring securities at prevailing market prices. The Company monitors the credit standing of counterparties with whom it conducts business. Risk is further controlled by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral level in the event of excess market exposure or instituting securities buy-in procedures when required.

The Company also provides guarantees to securities clearinghouses and exchanges. Under the standard membership agreement, members are required to guarantee the performance of the other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearinghouse, the other members would be required to meet any shortfalls. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried on the Consolidated Balance Sheets for these transactions.

NOTE 17. TRANSACTIONS WITH FORMER PARENT

Before the Distribution, the Company entered into a transition services agreement with ADP to provide for an orderly transition to being an independent company. Among the principal services provided to the Company by ADP were operational and administrative infrastructure-related services such as accounts payable processing, procurement support, and human resources administrative services. ADP ceased providing most of the services under the transition services agreement on March 31, 2008, but the Company and ADP have agreed that ADP shall continue to provide certain administrative and infrastructure-related services through December 31, 2009. For the fiscal year ended June 30, 2008 and the period from the date of Distribution to June 30, 2007, the Company recorded expenses of $2.3 million and $0.4 million, respectively, in the Consolidated and Combined Statements of Earnings related to these services.

ADP and the Company entered into a number of commercial service agreements pursuant to which ADP and the Company are providing services to each other. Services provided by ADP to the Company include human resources, payroll and benefits administration services provided by ADP in the ordinary course of its business to third party entities on terms and conditions management believes would be similar to those the Company could obtain from other providers of these services. For the fiscal year ended June 30, 2008 and the period from the date of Distribution to June 30, 2007, the Company recorded $2.0 million and $0.5 million, respectively, of expenses in the Consolidated and Combined Statements of Earnings related to these agreements. Services provided by the Company to ADP include providing fulfillment and other services that the Company provides in the ordinary course of its business to third parties on terms and conditions it believes are similar to those available to other third parties. For the fiscal year ended June 30, 2008 and the period from the date of Distribution to June 30, 2007, the Company recorded revenue of $21.1 million and $4.4 million, respectively, of revenue in the Consolidated and Combined Statements of Earnings related to these agreements.

The Company entered into a data center outsourcing services agreement with ADP before the Distribution under which ADP provides the Company with data center services consistent with the services provided to the Company immediately before the Distribution, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the fiscal year ended June 30, 2008 and for the period from the date of Distribution to June 30, 2007, the Company recorded expenses of $107.0 million and $27.5 million, respectively, in the Consolidated and Combined Statements of Earnings related to this agreement. Commitments under this agreement are $376.5 million through fiscal year 2012, the final year of the contract.

NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is a measure of income that includes both Net earnings and other comprehensive income. Other comprehensive income (loss) results from items deferred on the Consolidated Balance Sheets in Stockholders’ equity. Other comprehensive income (loss) was $2.8 million, $(19.5) million and $28.0 million in fiscal years 2008, 2007 and 2006, respectively. The accumulated balances for each component of other comprehensive income are as follows:

	June 30,
	2008	2007	2006
	($ in millions)
Currency translation adjustments	$30.5	$27.7	$45.2
Minimum pension liability adjustment, net of tax of $1.3 at June 30, 2007	(2.0)	(2.0)	—
Change in funded status in pension and retirement plan, net of tax of $0.5 at June 30, 2008	0.2	—	—
Adoption of SFAS No. 158, net of tax of $0.5 at June 30, 2007	—	0.9	—

Accumulated other comprehensive income	$28.7	$26.6	$45.2

NOTE 19. FINANCIAL DATA BY SEGMENT

The Company classifies its operations into the following three reportable segments: Investor Communication Solutions, Securities Processing Solutions and Clearing and Outsourcing Solution. See Note 1 for a further discussion of the Company’s reportable segments. The primary components of “Other” are the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign exchange is a reconciling item between the actual foreign exchange rates and fiscal year 2008 budgeted foreign exchange rates. The prior fiscal year’s reportable segment Net revenues and Earnings before income taxes have been adjusted to reflect updated fiscal year 2008 budgeted foreign exchange rates, this adjustment represents a reconciling difference to Net revenues and Earnings before income taxes.

Certain corporate expenses, as well as certain centrally managed expenses, are allocated based upon budgeted amounts in a reasonable manner. Because the Company compensates the management of its various businesses on, among other factors, segment profit, the Company may elect to record certain segment related expense items of an unusual or non-recurring nature in “Other” rather than reflect such items in segment profit.

The Clearing and Outsourcing Solutions segment is charged for services provided by other segments and records these costs as operating expenses. Before January 2007, the Clearing and Outsourcing Solutions segment was billed for these services on a mark-up basis with the other segments recording revenue for the amount of these billings. For the fiscal years ended June 30, 2007, and 2006, the Clearing and Outsourcing Solutions segment was billed $2.0 million, and $4.5 million, respectively, for services provided by the Investor Communication Solutions segment and $6.0 million and $12.4 million, respectively, for services provided by the Securities Processing Solutions segment. Beginning in January 2007, the Company changed its methodology for charging the Clearing and Outsourcing Solutions segment for services provided by other segments. For the fiscal year ended June 30, 2008 and from January 1, 2007 through June 30, 2007, the Clearing and Outsourcing Solutions segment was charged $4.6 million and $1.4 million, respectively, from the Investor Communication Solutions segment and $3.4 million and $2.1 million, respectively, from the Securities Processing Solutions segment based on the cost of providing such services. The other segments record these services as cost transfers in Cost of net revenues.

	Investor Communication Solutions	Securities Processing Solutions	Clearing and Outsourcing Solutions	Other	Foreign Exchange	Total
	($ in millions)
Year ended June 30, 2008
Net revenues	$1,575.2	$514.4	$95.8	$8.5	$13.6	$2,207.5
Earnings from continuing operations before income taxes	255.3	137.5	(5.0)	(68.0)	6.1	325.9
Assets	708.0	477.6	1,606.4	41.6	—	2,833.6
Capital expenditures for continuing operations	22.0	9.1	0.6	9.7	—	41.4
Depreciation and amortization	25.2	8.4	3.2	4.2	—	41.0
Year ended June 30, 2007
Net revenues	$1,554.2	$509.9	$93.8	$(7.0)	$(13.0)	$2,137.9
Earnings from continuing operations before income taxes	226.8	148.4	(11.9)	(36.4)	(6.1)	320.8
Assets	768.8	434.7	1,446.7	28.0	—	2,678.2
Capital expenditures for continuing operations	22.2	3.8	—	5.8	—	31.8
Depreciation and amortization	25.7	7.1	5.1	1.7	—	39.6
Year ended June 30, 2006
Revenues	$1,400.1	$488.0	$80.6	$(16.8)	$(18.6)	$1,933.3
Earnings from continuing operations before income taxes	206.3	135.9	(25.0)	(8.0)	(6.5)	302.7
Assets	704.6	412.0	986.6	31.5	—	2,134.7
Capital expenditures for continuing operations	28.2	4.7	1.6	0.1	—	34.6
Depreciation and amortization	21.6	19.8	4.7	2.1	—	48.2

Revenues and assets by geographic area are as follows:

	United States	Canada	United Kingdom	Other	Total
	($ in millions)
Year ended June 30, 2008
Net revenues	$1,942.7	$226.6	$15.6	$22.6	$2,207.5
Assets	$2,628.3	$83.7	$88.5	$33.1	$2,833.6
Year ended June 30, 2007
Net revenues	$1,911.5	$192.7	$16.9	$16.8	$2,137.9
Assets	$2,543.0	$75.7	$42.0	$17.5	$2,678.2
Year ended June 30, 2006
Revenues	$1,722.6	$180.1	$16.2	$14.4	$1,933.3
Assets	$2,026.4	$59.6	$35.1	$13.6	$2,134.7

NOTE 20. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly results of operations for the fiscal years ended June 30, 2008 and 2007 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	($ in millions, except per share amounts)
Year ended June 30, 2008
Net revenues	$451.2	$465.1	$498.8	$792.4
Earnings from continuing operations before income taxes	59.1	47.3	48.4	171.1
Net earnings	36.0	28.9	29.5	97.8
Basic EPS from continuing operations	0.26	0.21	0.21	0.70
Diluted EPS from continuing operations	0.26	0.21	0.21	0.69
Year ended June 30, 2007
Net revenues	$440.1	$431.3	$492.8	$773.7
Earnings from continuing operations before income taxes	46.4	46.0	69.9	158.5
Net earnings	28.5	28.0	41.9	98.7
Basic EPS from continuing operations	0.21	0.20	0.30	0.71
Diluted EPS from continuing operations	0.21	0.20	0.30	0.71

NOTE 21. SUBSEQUENT EVENTS

The Company entered into a purchase agreement to acquire a business to expand its product offerings in its Securities Processing Solutions segment. The Company completed the acquisition on July 18, 2008 for $13.7 million. In addition, the Company agreed to pay contingent consideration of up to an additional $13.0 million, which is payable over the next two years, subject to the acquired business’ achievement of specified revenue targets. As of the date of the acquisition, the acquired net assets will be recorded at fair value in accordance with the purchase method of accounting and the results of operations of the acquired business will be included in the results of operations of the Securities Processing Solutions segment. This acquisition was not material to the Company’s operations, financial position, or cash flows.

*    *    *    *    *    *    *

Broadridge Financial Solutions, Inc.

Schedule II—Valuation and Qualifying Accounts

($ in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended June 30, 2008:
Allowance for doubtful accounts:
Accounts receivable, net	$2,559	$1,956	$(719)	$3,796
Securities clearing receivables	$2,096	$52	$(148)	$2,000
Deferred tax valuation allowance	$21,900	$7,900	$—	$29,800

Year ended June 30, 2007:
Allowance for doubtful accounts:
Accounts receivable, net	$3,065	$658	$(1,164)	$2,559
Securities clearing receivables	$2,663	$26	$(593)	$2,096
Deferred tax valuation allowance	$19,800	$2,100	$—	$21,900

Year ended June 30, 2006:
Allowance for doubtful accounts:
Accounts receivable, net	$4,816	$18	$(1,769)	$3,065
Securities clearing receivables	$3,678	$34	$(1,049)	$2,663
Deferred tax valuation allowance	$15,400	$4,400	$—	$19,800

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Management Report

Attached as Exhibits 31.1 and 31.2 to this Form 10-K are certifications of Broadridge’s Chief Executive Officer and Chief Financial Officer, which are required by Rule 13a-14(a) of the Exchange Act , as amended. This “Controls and Procedures” section should be read in conjunction with the Deloitte & Touche LLP audit and attestation of the Company’s internal control over financial reporting that appears in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K and is hereby incorporated herein by reference.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer as of June 30, 2008, evaluated the effectiveness of our disclosure controls as defined in Rule 13a-15(e) under the Exchange Act. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2008 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

It is the responsibility of Broadridge’s management to establish and maintain effective internal control over financial reporting (as defined in Rule 13a-15(f) under Exchange as defined in Rule 13a-15(f) under Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance to Broadridge’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management has performed an assessment of the effectiveness of Broadridge’s internal control over financial reporting as of June 30, 2008 based upon criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that Broadridge’s internal control over financial reporting was effective as of June 30, 2008.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal over financial reporting and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which attestation report appears in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

/s/ RICHARD J. DALY
Richard J. Daly
Chief Executive Officer

/s/ DAN SHELDON
Dan Sheldon
Vice President, Chief Financial Officer

Lake Success, New York

August 14, 2008

Changes in Internal Control over Financial Reporting

No change over our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Consolidated and Combined Financial Statements are listed under Item 8 of this Annual Report on Form 10-K. See Index to Financial Statements and Financial Statement Schedule.

2.	Financial Statement Schedule.

Schedule II—Valuation and Qualifying Accounts is listed under Item 8 of this Annual Report on Form 10-K. See Index to Financial Statements and Financial Statement Schedule.

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

Date: August 14, 2008

BROADRIDGE FINANCIAL SOLUTIONS, INC.

By:	/s/ RICHARD J. DALY
Name:	Richard J. Daly
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD J. DALY Richard J. Daly	Chief Executive Officer and Director (Principal Executive Officer)	August 14, 2008

/s/ DAN SHELDON Dan Sheldon	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	August 14, 2008

/s/ ARTHUR F. WEINBACH Arthur F. Weinbach	Executive Chairman and Chairman of the Board	August 14, 2008

/s/ LESLIE A. BRUN Leslie A. Brun	Director	August 14, 2008

/s/ RICHARD J. HAVILAND Richard J. Haviland	Director	August 14, 2008

/s/ ALEXANDRA LEBENTHAL Alexandra Lebenthal	Director	August 14, 2008

/s/ STUART R. LEVINE Stuart R. Levine	Director	August 14, 2008

/s/ THOMAS E. MCINERNEY Thomas E. McInerney	Director	August 14, 2008

/s/ ALAN J. WEBER Alan J. Weber	Director	August 14, 2008

EXHIBIT INDEX

Exhibit Number	Description of Exhibit[1]
3.1	Certificate of Incorporation of Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 2, 2007).

3.2	Amended and Restated By-laws of Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 7, 2007).

4.1	Indenture dated as of May 29, 2007 by and between Broadridge Financial Solutions, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 30, 2007).

4.2	First Supplemental Indenture dated as of May 29, 2007 by and between Broadridge Financial Solutions, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed on May 30, 2007).

4.3	Form of 6.125% Senior Note due 2017 dated May 29, 2007 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on May 30, 2007).

10.1	Separation and Distribution Agreement, dated as of March 20, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 21, 2007).

10.2	Tax Allocation Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 2, 2007).

10.3	Transition Services Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 2, 2007).

10.4	Data Center Outsourcing Services Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 2, 2007).

10.5	Intellectual Property Transfer Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.4 to Form 8-K filed on April 2, 2007).

10.6	Employee Matters Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.5 to Form 8-K filed on April 2, 2007).

10.7	Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.6 to Form 8-K filed on April 2, 2007).

10.8	Supplemental Officers Retirement Plan (incorporated by reference to Exhibit 10.7 to Form 8-K filed on April 2, 2007).

10.9	Change in Control Enhancement Agreement for Richard J. Daly (incorporated by reference to Exhibit 10.8 to Form 8-K filed on April 2, 2007).

10.10	Change in Control Enhancement Agreement for John Hogan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on April 2, 2007).

10.11	2007 Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to Form 8-K filed on April 2, 2007).

Exhibit Number	Description of Exhibit[1]
10.12	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (incorporated by reference to Exhibit 10.11 to Form 8-K filed on April 2, 2007).

10.13	Five-Year Credit Agreement dated as of March 29, 2007 by and among Broadridge Financial Solutions, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, Citibank, N.A., as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.12 to Form 8-K filed on April 2, 2007).

10.14	Interim Credit Agreement dated as of March 29, 2007 by and among Broadridge Financial Solutions, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.13 to Form 8-K filed on April 2, 2007).

10.15	Underwriting Agreement dated as of May 23, 2007 by and among Broadridge Financial Solutions, Inc. and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives of the underwriters party thereto (incorporated by reference to Exhibit 1.1 to Form 8-K filed on May 30, 2007).

12.1	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Ethics for the Company’s Principal Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 99.1 to Form 8-K filed on August 2, 2007).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to Form S-3 filed on May 22, 2007 (File No. 333-143141)).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
[1] The SEC File No. for the Company’s Form 8-K Reports referenced is 001-33220.