Form 10-Q
period 2008-09-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2008-11-06
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 31, 2008 was 141,398,175.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three months ended September 30,
	2008	2007
Revenues:
Services revenues	$460.5	$435.5
Other	14.0	24.5

Total revenues	474.5	460.0
Interest expense from securities operations	2.1	8.8

Net revenues	472.4	451.2

Cost of net revenues	363.0	334.2
Selling, general and administrative expenses	56.7	49.1
Other (income) expenses, net	(5.5)	8.8

Total expenses	414.2	392.1

Earnings before income taxes	58.2	59.1
Provision for income taxes	22.6	23.1

Net earnings	$35.6	$36.0

Earnings per share:
Basic	$0.25	$0.26
Diluted	$0.25	$0.26
Weighted-average shares outstanding:
Basic	140.4	139.1
Diluted	142.2	139.8
Dividends declared per common share	$0.07	$0.06

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	September 30, 2008	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$ 68.0	$198.3
Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	425.0	33.7
Accounts receivable, net of allowance for doubtful accounts of $3.8 and $3.8, respectively	321.5	415.4
Securities clearing receivables, net of allowance for doubtful accounts of $2.0 and $2.0, respectively	2,066.8	1,369.9
Other current assets	60.3	61.9

Total current assets	2,941.6	2,079.2
Property, plant and equipment, net	75.9	82.6
Other non-current assets	153.1	157.4
Goodwill	488.2	484.3
Intangible assets, net	31.7	30.1

Total assets	$3,690.5	$2,833.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 75.1	$89.9
Accrued expenses and other current liabilities	175.4	252.6
Securities clearing payables	1,974.3	1,157.4
Deferred revenues	16.0	25.5
Short-term borrowings	238.0	—

Total current liabilities	2,478.8	1,525.4
Long-term debt	324.0	447.9
Other non-current liabilities	61.0	53.6
Deferred revenues	57.5	60.9

Total liabilities	2,921.3	2,087.8

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 141.5 shares and 140.5 shares, respectively; outstanding, 141.4 and 140.4 shares, respectively	1.4	1.4
Additional paid-in capital	477.6	469.5
Retained earnings	274.0	248.2
Treasury stock—at cost, 0.1 and 0.1 shares, respectively	(2.5)	(2.0)
Accumulated other comprehensive income	18.7	28.7

Total stockholders’ equity	769.2	745.8

Total liabilities and stockholders’ equity	$3,690.5	$2,833.6

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three months ended September 30,
	2008	2007
Cash Flows From Operating Activities
Net earnings	$35.6	$36.0
Adjustments to reconcile Net earnings to net cash flows provided by operating activities:
Depreciation and amortization	10.6	9.9
Amortization of other assets	3.6	2.5
Deferred income taxes	0.8	(8.0)
Stock-based compensation expense	5.7	5.6
Excess tax benefits from the issuance of stock-based compensation awards	(0.1)	—
Gain on purchase of senior notes	(8.4)	—
Other	(1.9)	(0.3)
Changes in operating assets and liabilities:
Current assets and liabilities:
Decrease in Accounts receivable	91.1	129.0
Decrease (increase) in Other current assets	3.5	(3.2)
Decrease in Accounts payable	(14.4)	(0.4)
Decrease in Accrued expenses and other current liabilities	(93.1)	(78.6)
Decrease in Deferred revenues	(9.2)	(5.6)
(Increase) decrease in Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	(391.3)	39.4
Increase in Securities clearing receivables	(696.9)	(49.4)
Increase in Securities clearing payables	816.9	47.7
Non-current assets and liabilities:
Increase in Other non-current assets	(2.9)	(13.1)
Increase in Other non-current liabilities	4.1	8.3

Net cash flows (used in) provided by operating activities	(246.3)	119.8

Cash Flows From Investing Activities
Capital expenditures	(2.6)	(4.9)
Purchases of intangibles	(0.1)	(1.1)
Acquisitions	(14.7)	(6.1)

Net cash flows used in investing activities	(17.4)	(12.1)

Cash Flows From Financing Activities
Net proceeds (payments) from Short-term borrowings	253.3	(17.0)
Payments on Long-term debt	(114.4)	(85.0)
Dividends paid	(8.4)	(8.4)
Proceeds from exercise of stock options	2.3	0.5
Purchases of Common stock	(0.5)	(0.5)
Excess tax benefits from the issuance of stock-based compensation awards	0.1	—

Net cash flows provided by (used in) financing activities	132.4	(110.4)

Effect of exchange rate changes on Cash and cash equivalents	1.0	0.5

Net change in Cash and cash equivalents	(130.3)	(2.2)
Cash and cash equivalents, beginning of period	198.3	88.6

Cash and cash equivalents, end of period	$68.0	$86.4

Supplemental disclosure of cash flow information:
Cash payments made for interest	$5.8	$13.8
Cash payments made for income taxes	$45.7	$61.5
Non-cash investing activities:
Increase in liabilities for property, plant and equipment	$1.5	$2.4

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Tabular dollars in millions, except per share amounts)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”) is a leading global provider of investor communication, securities processing, and clearing and outsourcing solutions to the financial services industry. The Company classifies its operations into the following three reportable segments:

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

B. Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”). These financial statements present the consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the “2008 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”).

C. Financial Instruments. Substantially all of the financial instruments of the Company other than Long-term debt are carried at fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. The carrying value of the Company’s long-term variable-rate term loan facility approximates fair value because these instruments reflect market changes to interest rates. The carrying value of the Company’s long-term fixed-rate senior notes represents the face value of the long-term fixed-rate senior notes net of the unamortized discount. The fair value of the Company’s long-term fixed-rate senior notes is based on quoted market prices.

D. Other Revenues and Interest Expense from Securities Operations. Other revenues includes $6.6 million and $7.2 million for the three months ended September 30, 2008 and 2007, respectively, for software maintenance and license fees related to the Securities Processing Solutions segment.

Other revenues also includes interest income from securities operations related to the Clearing and Outsourcing Solutions segment resulting from customer margin financing and securities-borrowed transactions that is recognized on a settlement date basis. Interest income included in Other revenues totaled $7.4 million and $17.3 million for the three months ended September 30, 2008 and 2007, respectively.

Interest expense from securities operations includes interest incurred on securities loaned transactions and customer credit balances.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This pronouncement amends FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP FAS 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 will be effective for qualifying intangible assets acquired by the Company on or after July 1, 2009. The application of FSP FAS 142-3 is not expected to have a material impact on the Company’s results of operations, cash flows or financial positions; however, it could impact future transactions entered into by the Company.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 became effective for the Company beginning on July 1, 2008. The Company has not applied the elective provisions of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.

In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP No. 157-1”) and FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-1 amends FASB Statement No. 157 to exclude FASB SFAS No. 13, “Accounting for Leases,” (“SFAS No. 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification and measurement under SFAS No. 13. This FSP is effective upon the initial adoption of SFAS 157. FSP No. 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted SFAS No. 157 and FSP No. 157-1 effective July 1, 2008 and the adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The Company expects to adopt FSP No. 157-2 on July 1, 2009 and the adoption is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented.

For the three months ended September 30, 2008 and 2007, the computation of diluted EPS did not include 7.2 million and 11.2 million options to purchase Broadridge common stock, respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Three months ended September 30,
	2008	2007
Weighted-average shares outstanding:
Basic	140.4	139.1
Common stock equivalents	1.8	0.7

Diluted	142.2	139.8

NOTE 4. OTHER (INCOME) EXPENSES, NET

Other (income) expenses, net consisted of the following:

	Three months ended September 30,
	2008	2007
Interest expense on borrowings	$5.4	$9.1
Interest income	(0.5)	(0.3)
Foreign exchange gain	(2.0)	(0.1)
Gain from purchase of senior notes	(8.4)	—
Other, net	—	0.1

Other (income) expenses, net	$(5.5)	$8.8

NOTE 5. ACQUISITIONS

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Condensed Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company were included in the Company’s Condensed Consolidated Statements of Earnings since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill.

During the three months ended September 30, 2008, the Company acquired one business in the Securities Processing Solutions segment for $13.7 million. In addition, the Company agreed to pay contingent consideration of up to an additional $13.0 million, which is payable over the next two years, subject to the acquired business’ achievement of specified revenue targets. This acquisition resulted in approximately $10.6 million of goodwill. Intangible assets acquired, which totaled approximately $3.8 million, consist primarily of acquired technology and customer relationships that are being amortized over a five-year life and seven-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

During the three months ended September 30, 2007, the Company acquired one business in the Securities Processing Solutions segment for $6.1 million. This acquisition resulted in approximately $3.6 million of goodwill. Intangible assets acquired, which totaled approximately $2.5 million, consist of acquired technology that is being amortized over a five-year life. This acquisition was not material to the Company’s operations, financial position, or cash flows.

NOTE 6. SECURITIES CLEARING RECEIVABLES AND PAYABLES

Securities clearing receivables and payables consisted of the following:

	September 30, 2008	June 30, 2008
Receivables:
Clearing customers	$1,040.7	$802.3
Securities borrowed	115.8	113.9
Broker-dealers and other	321.3	221.3
Clearing organizations	175.8	75.4
Securities failed to deliver	413.2	157.0

Total	$2,066.8	$1,369.9

Payables:
Clearing customers	$1,422.3	$759.8
Securities loaned	15.1	133.1
Broker-dealers and other	160.3	127.6
Securities failed to receive	376.6	136.9

Total	$1,974.3	$1,157.4

As of September 30, 2008, the Company has received securities collateral, primarily in connection with customer margin loans, securities borrowed transactions, and correspondent accounts with a market value of approximately $2,729.4 million, which it can sell or repledge. Of this amount, approximately $688.5 million had been pledged or sold as of September 30, 2008 in connection with securities loaned, street-side settlement, deposits with clearing organizations and Federal and other regulations. Included in the securities collateral and pledged or sold amounts stated above were approximately $267.7 million of borrowed securities segregated in a special reserve account pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934 (“Rule 15c3-3”).

As a registered broker-dealer and member of the New York Stock Exchange (“NYSE”) and the Financial Industry Regulatory Authority (“FINRA”), Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge Clearing”) is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934 (“Rule 15c3-1”). Ridge Clearing computes its net capital under the alternative method permitted by Rule 15c3-1, which requires Ridge Clearing to maintain minimum net capital equal to the greater of $1.5 million or 2% of aggregate debit items arising from customer transactions. The NYSE and FINRA may require a member firm to reduce its business if its net capital is less than 4% of aggregate debit items, or may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit items. At September 30, 2008, Ridge Clearing had net capital of $213.8 million, which was approximately 15% of aggregate debit items and exceeded the minimum requirements by $185.9 million.

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

NOTE 7. BORROWINGS

The Company’s outstanding borrowings consisted of the following:

	Expiration Date	September 30, 2008	June 30, 2008
Short-term
Securities clearing credit facilities	Demand	$238.0	$—

Long-term
Term loan facility	March 2012	200.0	200.0
Senior notes	June 2017	124.0	247.9

		324.0	447.9

		$562.0	$447.9

In addition, the Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million. No amounts were outstanding under this credit facility at September 30, 2008.

At September 30, 2008 and June 30, 2008, the Company was not aware of any instances of non-compliance with the financial covenants of its borrowings’ obligations.

The fair value of the fixed-rate senior notes at September 30, 2008 was $106.3 million based on quoted market prices. The carrying value of the variable-rate term loan facility approximates fair value. Amounts are due on the expiration dates listed above.

During the three months ended September 30, 2008, the Company completed the purchase of $125.0 million principal amount of its 6.125% senior notes due 2017 (including $1.0 million unamortized bond discount) pursuant to the cash tender offer for such notes. The consideration paid for the senior notes accepted for payment was $116.3 million. The completed purchase resulted in a one-time non-cash gain from early extinguishment of debt of $8.4 million.

NOTE 8. STOCK-BASED COMPENSATION

The activity related to the Company’s incentive equity awards for the three months ended September 30, 2008 consisted of the following:

	Stock Options		Time-based Restricted Stock		Performance-based Restricted Stock
	Number of Options (d)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Price	Number of Shares		Weighted- Average Grant Price
Balances at June 30, 2008	17,423,889	$19.00	1,118,705	$18.59	976,329		$19.41
Granted	—	—	14,425	20.36	191,202	(a)	19.70
Exercised (b)	(116,559)	16.97	—	—	—		—
Vesting of restricted shares	—	—	(69,514)	19.70	—		—
Expired/forfeited	(56,090)	19.95	(5,401)	18.88	(2,517)		19.70

Balances at September 30, 2008 (c)	17,251,240	$19.00	1,058,215	$18.54	1,165,014		$19.46

(a)	Represents performance-based restricted stock units granted upon the approval of the achievement of pre-set financial performance goals as of June 30, 2008. The achievement of the pre-set performance goals allowed associates to earn from 0% to 125% of their stated restricted stock grant. These restricted stock units will vest on March 22, 2009.

(b)	Stock options exercised during the period of July 1, 2008 through September 30, 2008 had an intrinsic value of $0.4 million.

(c)	As of September 30, 2008, the Company’s outstanding “in the money” stock options using the September 30, 2008 closing share price of $15.39 (approximately 0.8 million shares) had an aggregate intrinsic value of $1.4 million.

(d)	Options outstanding as of September 30, 2008 have a weighted-average remaining contractual life of 4.6 years and 12.3 million options are exercisable.

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” which requires the measurement of stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $5.7 million and $5.6 million was recognized in earnings for the three months ended September 30, 2008 and 2007, respectively, as well as related tax benefits of $1.9 million and $2.2 million, respectively.

As of September 30, 2008, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards amounted to $8.8 million and $18.9 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 3.3 years and 1.3 years, respectively.

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

NOTE 9. INCOME TAXES

The Company’s effective tax rate for the fiscal quarter ended September 30, 2008 and 2007 was 38.8% and 39.0%, respectively. The decrease in the effective tax rate was attributable to lower enacted tax rates in certain U.S. state and international tax jurisdictions for the three months ended September 30, 2008.

NOTE 10. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company is subject to various claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material adverse impact on its financial condition, results of operations or cash flows.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at September 30, 2008 or at June 30, 2008. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

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

NOTE 11. COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three months ended September 30,
	2008	2007
Net earnings	$35.6	$36.0
Foreign currency translation adjustments	(10.0)	1.6

Comprehensive income	$25.6	$37.6

NOTE 12. INTERIM FINANCIAL DATA BY SEGMENT

Investor Communication Solutions, Securities Processing Solutions and Clearing and Outsourcing Solutions are the Company’s reportable segments. The primary components of “Other” are the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign exchange is a reconciling item between the actual foreign exchange rates and fiscal 2009 budgeted foreign exchange rates.

Certain corporate expenses, as well as certain centrally managed expenses, are allocated based upon budgeted amounts. Because the Company compensates the management of its various businesses on, among other factors, segment earnings, the Company may elect to record certain segment-related expense items of an unusual or non-recurring nature in Other rather than reflect such items in segment profit.

Segment results:

	Net revenues
	Three months ended September 30,
	2008	2007
Investor Communication Solutions	$313.8	$299.1
Securities Processing Solutions	133.2	124.4
Clearing and Outsourcing Solutions	23.2	24.7
Other	0.2	2.4
Foreign exchange	2.0	0.6

Total	$472.4	$451.2

	Earnings before Income Taxes
	Three months ended September 30,
	2008	2007
Investor Communication Solutions	$23.3	$29.8
Securities Processing Solutions	37.4	38.8
Clearing and Outsourcing Solutions	(3.1)	(2.0)
Other	(0.7)	(7.8)
Foreign exchange	1.3	0.3

Total	$58.2	$59.1

* * * * * * *

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements (the “Financial Statements”) and accompanying Notes thereto included elsewhere herein.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. These risks and uncertainties include those risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the “2008 Annual Report”). Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this Quarterly Report on Form 10-Q and our 2008 Annual Report. These risks include:

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

We deliver a broad range of solutions that help our clients better serve their retail and institutional customers across the entire investment lifecycle, including pre-trade, trade, and post-trade processing. Our securities processing systems enable our clients to process transactions in more than 50 countries. In fiscal year 2008, we: (i) distributed over one billion investor communications, including proxy materials, investor account statements, trade confirmations, tax statements and prospectuses; (ii) provided components of our securities processing solutions to eight of the top 10 United States (“U.S.”) broker-dealers, as ranked by Securities Industry and Financial Markets Association (“SIFMA”); and (iii) served over 100 correspondents through our securities clearing services. Our operations are classified into three business segments:

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

Basis of Presentation

The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. These Financial Statements present the consolidated position of the Company. These Financial Statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Financial Statements should be read in conjunction with the Company’s financial statements for the fiscal year ended June 30, 2008 in the Company’s 2008 Annual Report filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2008.

Critical Accounting Policies

In presenting the Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Management continually evaluates the accounting policies and estimates used to prepare the Financial Statements. The estimates, by their nature, are based on judgment, available information, and historical experience and are believed to be reasonable. However, actual amounts and results could differ from these estimates made by management. In management’s opinion, the Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in Item 7 of Part II of our 2008 Annual Report in the Critical Accounting Policies section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations

The following discussions of Analysis of Condensed Consolidated Operations and Analysis of Reportable Segments refer to the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The Analysis of Condensed Consolidated Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Condensed Consolidated Statements of Earnings.

Analysis of Condensed Consolidated Operations

	Three months ended September 30,		Change
	2008	2007	$	%
	($ in millions)
Total Net revenues	$472.4	$451.2	$21.2	5

Cost of net revenues	363.0	334.2	28.8	9
Selling, general and administrative expenses	56.7	49.1	7.6	16
Other (income) expenses, net	(5.5)	8.8	(14.3)	NM	*

Total expenses	414.2	392.1	22.1	6

Earnings before income taxes	58.2	59.1	(0.9)	(2)
Margin	12.3%	13.1%		(0.8	) pts

Provision for income taxes	22.6	23.1	(0.5)	(2)
Effective tax rate	38.8%	39.0%		(0.2	) pts

Net earnings	$35.6	$36.0	$(0.4)	(1)

Basic EPS	$0.25	$0.26	$(0.01)	(4)
Diluted EPS	$0.25	$0.26	$(0.01)	(4)

*	Not Meaningful

Total Net Revenues. Total Net revenues for the three months ended September 30, 2008 were $472.4 million, an increase of $21.2 million or 5%, compared to $451.2 million for the three months ended September 30, 2007. The increase reflects growth in our Investor Communication Solutions and Securities Processing Solutions business segments.

Investor Communication Solutions’ segment Net revenues increased by $14.7 million, or 5%. The increase was driven by higher internal growth, resulting from gains in fee revenue, and higher distribution fees. Distribution revenues for the three months ended September 30, 2008 were $165.6 million, an increase of $9.5 million, or 6%, compared to $156.1 million for the three months ended September 30, 2007.

Securities Processing Solutions’ segment Net revenues increased by $8.8 million, or 7%. The increase reflects primarily higher internal growth driven by strong trade volume from existing clients and net new business growth.

Clearing and Outsourcing Solutions’ segment Net revenues decreased by $1.5 million, or 6%. Revenues from new sales contributed $2.5 million, consisting of both clearing and outsourcing services. These contributions were more than offset by $3.0 million in lower interest income primarily due to the lower Federal funds rate, and the previously disclosed loss of an outsourcing services client.

Total Net revenues were also favorably impacted by $1.4 million due to fluctuations in actual versus budgeted foreign currency exchange rates.

Other segment Net revenues decreased by $2.2 million reflecting primarily $1.8 million in one-time non-recurring termination fees during the three months ended September 30, 2007.

Total Expenses. Total expenses for the three months ended September 30, 2008 were $414.2 million, an increase of $22.1 million, or 6%, compared to $392.1 million for the three months ended September 30, 2007. The increase in Total expenses reflects an increase of $28.8 million, or 9% in Cost of net revenues, an increase of $7.6 million, or 16% in Selling, general and administrative expenses, partially offset by a decrease in Other (income) expenses, net of $14.3 million which includes an $8.4 million gain from the purchase of our 6.125% senior notes due 2017 (the “Senior Notes”) and a decrease in interest expense on our Long-term debt of $3.7 million related to a lower outstanding balance on our Senior Notes because of the purchase of $125.0 million principal amount of the Senior Notes and the decline in the weighted-average interest rate on our five-year term loan facility.

Cost of net revenues for the three months ended September 30, 2008 were $363.0 million, an increase of $28.8 million, or 9%, compared to $334.2 million for the three months ended September 30, 2007. The increase reflects higher Cost of net revenues in our Investor Communication Solutions segment of $15.4 million, or 6%, driven by an increase in distribution costs reflecting increased distribution revenues. Distribution cost of net revenues for the three months ended September 30, 2008 were $147.8 million, an increase of $8.9 million, or 6%, compared to $138.9 million for the three months ended September 30, 2007. Securities Processing Solutions’ segment Cost of net revenues increased $7.9 million, or 11% reflecting higher investment spend related to new products and lower capitalization of conversion related resources. Clearing and Outsourcing Solutions’ segment Cost of net revenues was essentially unchanged with an increase of $0.2 million. Other segment Cost of net revenues increased $4.7 million, reflecting increased investment spend of $2.9 million. Fluctuations in foreign currency exchange rates also increased Cost of net revenues by $0.6 million.

Selling, general and administrative expenses for the three months ended September 30, 2008 were $56.7 million, an increase of $7.6 million, or 16%, compared to $49.1 million for the three months ended September 30, 2007. The increase reflects $5.2 million in incremental public company expenses and $2.2 million of selling expenses.

Other (income) expenses, net decreased $14.3 million reflecting an $8.4 million gain from the purchase of our Senior Notes during the three months ended September 30, 2008. The decrease also reflects lower interest expense on our Long-term debt of $3.7 million related to a lower outstanding balance on our Senior Notes because of the purchase of $125.0 million principal amount of the Senior Notes and the decline in the weighted-average interest rate on the five-year term loan facility.

Earnings before Income Taxes. Earnings before income taxes for the three months ended September 30, 2008 were $58.2 million, a decrease of $0.9 million, or 2%, compared to $59.1 million for the three months ended September 30, 2007. The decrease reflects higher Total expenses during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 as discussed above. Overall margin decreased from 13.1% to 12.3% for the three months ended September 30, 2007 compared to the three months ended September 30, 2008, respectively. Excluding one-time non-recurring transition costs of $2.1 million for the three months ended September 30, 2007, overall margin decreased from 13.6% to 12.3%.

Provision for Income Taxes. Our effective tax rate for the three months ended September 30, 2008 was 38.8%, compared to 39.0% for the three months ended September 30, 2007. The decrease in the effective tax rate is attributable to lower enacted tax rates in certain U.S. state and international tax jurisdictions for the three months ended September 30, 2008.

Net Earnings and Basic and Diluted Earnings per Share. Net earnings for the three months ended September 30, 2008 were $35.6 million, a decrease of $0.4 million, or 1%, compared to $36.0 million for the three months ended September 30, 2007. The decrease in Net earnings reflects increased Net revenues and higher Total expenses as discussed above. Basic and diluted earnings per share decreased 4%, to $0.25 for the three months ended September 30, 2008.

Analysis of Reportable Segments

Investor Communication Solutions, Securities Processing Solutions and Clearing and Outsourcing Solutions are the Company’s reportable segments. The primary components of “Other” are the elimination of intersegment revenues and profits and certain unallocated expenses. Foreign exchange is a reconciling item between the actual foreign exchange rates and fiscal year 2009 budgeted foreign exchange rates.

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

Net Revenues

	Three months ended September 30,		Change
	2008	2007	$	%
	($ in millions)
Investor Communication Solutions	$313.8	$299.1	$14.7	5
Securities Processing Solutions	133.2	124.4	8.8	7
Clearing and Outsourcing Solutions	23.2	24.7	(1.5)	(6)
Other	0.2	2.4	(2.2)	(92)
Reconciling item:
Foreign exchange	2.0	0.6	1.4	NM *

Total net revenues	$472.4	$451.2	$21.2	5

* Not Meaningful

Earnings (Loss) Before Income Taxes

	Three months ended September 30,		Change
	2008	2007	$	%
	($ in millions)
Investor Communication Solutions	$23.3	$29.8	$(6.5)	(22)
Securities Processing Solutions	37.4	38.8	(1.4)	(4)
Clearing and Outsourcing Solutions	(3.1)	(2.0)	(1.1)	(55)
Other	(0.7)	(7.8)	7.1	91
Reconciling item:
Foreign exchange	1.3	0.3	1.0	NM *

Total earnings before income taxes	$58.2	$59.1	$(0.9)	(2)

* Not Meaningful

Investor Communication Solutions

Net Revenues. Investor Communication Solutions’ segment Net revenues for the three months ended September 30, 2008 were $313.8 million, an increase of $14.7 million, or 5%, compared to $299.1 million for the three months ended September 30, 2007. Of the 5% increase, net fee revenues contributed 2 percentage points and net distribution revenues contributed 3 percentage points. The increase in net fee revenues was driven by internal growth of 2% resulting from the impact of our new notice and access proxy solution, higher transaction reporting, and higher activity in mutual fund interim communication services. Net revenues from net new business increased by 1%, driven by transaction reporting; which was offset by lower event-driven activity of 1%. Net distribution revenues were $165.6 million, an increase of $9.5 million, or 6%. Position growth, a key measure in the number of pieces processed, was a positive 5% for annual equity proxies and a positive 6% for mutual fund interims. The number of pieces processed increased 10% from 227.1 million pieces to 248.7 million pieces.

Earnings before Income Taxes. Earnings before income taxes for the three months ended September 30, 2008 were $23.3 million, a decrease of $6.5 million, or 22%, compared to $29.8 million for the three months ended September 30, 2007. Margin decreased by 2.6 percentage points to 7.4% due to an unfavorable product mix, along with higher investment spending, net of a $2.1 million one-time resolution of dispute during the three months ended September 30, 2007.

Securities Processing Solutions

Net Revenues. Securities Processing Solutions’ segment Net revenues for the three months ended September 30, 2008 were $133.2 million, an increase of $8.8 million, or 7%, compared to $124.4 million for the three months ended September 30, 2007. The increase in Net revenues was driven by internal growth of 4% reflecting strong trade volume compared to the comparable fiscal quarter from existing clients, net new business (new sales less losses) growth of 2%, and an acquisition of 1%.

Earnings before Income Taxes. Earnings before income taxes for three months ended September 30, 2008 were $37.4 million, a decrease of $1.4 million, or 4%, compared to $38.8 million for the three months ended September 30, 2007. Margin decreased by 3.1 percentage points for the three months ended September 30, 2008. The decrease reflects higher investment spending related to new products and lower capitalization of conversion related resources.

Clearing and Outsourcing Solutions

Net Revenues. Clearing and Outsourcing Solutions’ segment Net revenues were $23.2 million, a decrease of $1.5 million, or 6% for the three months ended September 30, 2008, compared to $24.7 million for the three months ended September 30, 2007. The decrease reflects a positive contribution from new sales of 10% consisting of both clearing and outsourcing services, more than offset by a combination of client losses (primarily related to the previously disclosed loss of an outsourcing services client) of 6% and negative client internal growth of 10% primarily driven by lower interest income due to the lower Federal funds rate. Average margin balances for the three months ended September 30, 2008 were $880.1 million compared to $870.1 million for the three months ended September 30, 2007. The average number of trades cleared per day for the three months ended September 30, 2008 was 47,300, compared to 45,300 for the three months ended September 30, 2007. The positive contributions of average margin balances and average number of trades cleared per day were more than offset by the negative effect of the lower Federal funds rate.

Loss before Income Taxes. Loss before income taxes was $3.1 million, an increase of $1.1 million for the three months ended September 30, 2008, compared to a loss of $2.0 million for the three months ended September 30, 2007. The increased loss was due to lower interest income resulting from the lower Federal funds rate.

Other

Other Net revenues were $0.2 million, a decrease of $2.2 million for the three months ended September 30, 2008, compared to $2.4 million for the three months ended September 30, 2007. The decrease represents $1.8 million in one-time non-recurring termination fees during the three months ended September 30, 2007 and $0.2 million elimination of intercompany Interest expense from securities operations during the three months ended September 30, 2008.

The primary component of Other expenses are certain unallocated expenses. Total other loss before income taxes was $0.7 million for the three months ended September 30, 2008, a decrease of $7.1 million, compared to a $7.8 million loss for the three months ended September 30, 2007. The decrease reflects an $8.4 million gain from the purchase of our Senior Notes and a decrease in interest expense on our Long-term debt of $3.7 million related to a lower outstanding balance on our Senior Notes because of the purchase of $125.0 million principal amount of Senior Notes and the decline in the weighted-average interest rate on our five-year term loan facility, partially offset by increased investment expenses of $2.9 million and $1.8 million in one-time non-recurring termination fees during the three months ended September 30, 2007.

Financial Condition, Liquidity and Capital Resources

At September 30, 2008, Cash and cash equivalents were $68.0 million and Total stockholders’ equity was $769.2 million. At September 30, 2008, working capital was $462.8 million, compared to $553.8 million at June 30, 2008.

At September 30, 2008, the Company had $324.0 million outstanding Long-term debt, consisting of a $200.0 million five-year term loan facility and unsecured Senior Notes of $124.0 million principal amount. During the three months ended September 30, 2008, the Company purchased $125.0 million principal amount of its Senior Notes. The aggregate consideration paid for the Senior Notes accepted for payment, including accrued interest, was, $116.3 million. The completed purchase resulted in a one-time non-cash gain from early extinguishment of debt of $8.4 million. The Senior Notes are unsecured obligations of Broadridge and rank equally in right of payment with other unsecured and unsubordinated obligations of Broadridge. Interest is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%.

Borrowings under the term loan facility bear interest at LIBOR plus 40 to 90 basis points based on debt ratings at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 60 basis points as of September 30, 2008. The weighted-average interest rate on the five-year term loan facility was 3.24% during the three months ended September 30, 2008.

Based upon current and anticipated levels of operation, management believes that the Company’s cash on hand and cash flows from operations, combined with borrowings available under credit facilities, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, capital expenditures and working capital needs. Please refer to the discussion of net cash flows (used in) provided by financing activities in the following section for further discussion of the Company’s financing activities.

Cash Flows

The cash flows from operating and financing activities for our Clearing and Outsourcing Solutions segment differ from that of our other businesses. Broker-dealer and customer margin activities and transactions require the Company to obtain financing from both internal and external sources. Additionally, regulations associated with the broker-dealer industry require cash or securities to be segregated for the exclusive benefit of customers in certain circumstances based on regulatory calculations driven by customers’ balances. As a result, management analyzes cash flows (used in) provided by operating and financing activities of the Clearing and Outsourcing Solutions segment separately from all other businesses.

Within operating activities, increases in Securities clearing receivables and Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations are a use of cash. This can be funded by an increase in Securities clearing payables (reflected within operating activities) or Short-term borrowings (reflected within financing activities). As a result, management analyzes cash flows (used in) provided by securities clearing activities separately from all other businesses.

Net cash flows (used in) provided by operating activities were as follows:

	Three months ended September 30,
	2008	2007
	($ in millions)
Net cash flows provided by operating activities, excluding securities clearing activities	$25.0	$82.1

(Increase) decrease in Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	(391.3)	39.4
Increase in Securities clearing receivables	(696.9)	(49.4)
Increase in Securities clearing payables	816.9	47.7

Net cash flows (used in) provided by securities clearing activities	(271.3)	37.7

Net cash flows (used in) provided by operating activities, as reported	$(246.3)	$119.8

Net cash flows provided by operating activities, excluding securities clearing activities, were $25.0 million for the three months ended September 30, 2008, a decrease of $57.1 million, compared from $82.1 million net cash flows provided during the three months ended September 30, 2007. The decrease reflects lower collections of trade Accounts receivable and higher payments on Accounts payable and Accrued expenses and other current liabilities.

Net cash flows used in securities clearing activities at our Clearing and Outsourcing Solutions segment were $271.3 million for the three months ended September 30, 2008, compared to net cash flows provided by securities clearing activities at our Clearing and Outsourcing Solutions segment of $37.7 million for the three months ended September 30, 2007. The increase in cash used in securities clearing activities was primarily due to $391.3 million of borrowed Treasury bills, which are periodically used to meet regulatory reserve requirements. In addition, Securities clearing receivables and Securities clearing payables increased by $696.9 million and $816.9 million, respectively, which resulted in a net cash inflow of $120.0 million. The increases in the regulatory reserve requirements, Securities clearing receivables and Securities clearing payables were primarily driven by the growth in Ridge Clearing due to the recent addition of Neuberger Berman, LLC as a new client. The additional cash usage was funded by $238.0 million of Short-term borrowings discussed below in the cash flows from financing activities section.

Net cash flows used in investing activities for the three months ended September 30, 2008 were $17.4 million, an increase of $5.3 million, compared to $12.1 million net cash flows used in the three months ended September 30, 2007. The increase reflects higher spending of $8.6 million on acquisitions during the three months ended September 30, 2008, compared to the three months ended September 30, 2007, partially offset by lower capital expenditures of $2.3 million.

Net cash flows provided by financing activities for the three months ended September 30, 2008 were $132.4 million, an increase of $242.8 million, compared to $110.4 million net cash flows used in financing activities for the three months ended September 30, 2007. The increase reflects higher Short-term borrowings of $270.3 million including $238.0 million of Short-term borrowings under Ridge Clearing’s securities clearing credit facilities at September 30, 2008, partially offset by higher Payments on Long-term debt of $29.4 million.

Liquidity Risk

Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain ratios.

Based upon current and anticipated levels of operation, management believes that the Company’s cash on hand and cash flows from operations, combined with borrowings available under credit facilities, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, capital expenditures and working capital needs. Please refer to the discussion of net cash flows provided by (used in) financing activities in the preceding section for further discussion of the Company’s financing activities.

Seasonality

Processing and distributing proxy materials and annual reports to investors in equity securities and mutual funds comprises a large portion of our Investor Communication Solutions business. We process and distribute the greatest number of proxy materials and annual reports during our fourth fiscal quarter (the second quarter of the calendar year). The recurring periodic activity of this business is linked to significant filing deadlines imposed by law on public reporting companies and mutual funds. Historically this has caused our revenues, operating income, net earnings, and cash flows from operating activities to be higher in our fourth fiscal quarter than in any other fiscal quarter. The seasonality of our revenues makes it difficult to estimate future operating results based on the results of any specific fiscal quarter and could affect an investor’s ability to compare our financial condition, results of operations, and cash flows on a fiscal quarter-by-quarter basis.

Income Taxes

Our effective tax rate for the three months ended September 30, 2008 was 38.8%, compared to 39.0% for the three months ended September 30, 2007. The decrease in the effective tax rate was attributable to lower enacted tax rates in certain U.S. state and international tax jurisdictions for the three months ended September 30, 2008.

Contractual Obligations

The Company entered into a data center outsourcing services agreement with ADP before our spin-off from ADP in March 2007 under which ADP provides the Company with data center services consistent with the services provided to the Company immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the three months ended September 30, 2008 and 2007, the Company recorded $25.4 million and $26.1 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services.

Other Commercial Agreements

The Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million. No amounts were outstanding under this credit facility at September 30, 2008.

At September 30, 2008, Ridge Clearing had Short-term borrowings outstanding of $238.0 million under various unsecured, uncommitted overnight bank credit facilities. During the three months ended September 30, 2008, borrowings on these credit facilities bore interest at the average effective federal funds rate plus 44 basis points.

In addition, immediately prior to the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest at LIBOR plus 250 basis points. There were no outstanding borrowings under these lines of credit at September 30, 2008.

Off-balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at September 30, 2008 or at June 30, 2008. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

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

At September 30, 2008, $200.0 million of our total $324.0 million outstanding Long-term debt is based on floating interest rates. Our term loan facility had $200.0 million outstanding at September 30, 2008. The interest rate is based on LIBOR plus 40 to 90 basis points based on our debt rating at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 60 basis points as of September 30, 2008. The weighted-average interest rate was 3.24% during the three months ended September 30, 2008.

Item 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2008 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A to Part I in our 2008 Annual Report on Form 10-K filed on August 14, 2008. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2008 Annual Report on Form 10-K.

A large percentage of our revenues is derived from a small number of clients in the financial services industry.

In fiscal year 2008, we derived approximately 22% of our revenues from our five largest clients and approximately 65% of the revenues of our Securities Processing Solutions segment from the 15 largest clients in that segment. Our largest single client accounted for between 5-6% of our consolidated revenues. While these clients generally work with multiple business segments, the loss of business from any of these clients due to merger or consolidation or non-renewal of contracts would have an adverse effect on our revenues and results of operations, and the loss of any of these securities processing solutions clients could result in a material adverse effect on the revenues and results of operations of our Securities Processing Solutions segment. At the end of a contract term, clients have the opportunity to renegotiate their contracts with us and to consider whether to engage one of our competitors to provide services. If we are not successful in achieving high renewal rates with favorable terms, particularly with these clients, our revenues from such renewals and the associated earnings could be negatively impacted.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our first quarter ended September 30, 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(2)	Approximate Dollar Value that May Yet Be Purchased Under the Plan(2)
July 1, 2008 – July 31, 2008	26,620	$21.07	—	—
August 1, 2008 – August 31, 2008	—	—	—	—
September 1, 2008 – September 30, 2008	—	—	—	—

Total	26,620	$21.07	—	—

(1)	Represents shares purchased from employees to pay taxes related to the vesting of restricted shares.

(2)	On August 4, 2008, the Board of Directors authorized a stock repurchase plan for the repurchase of up to two million shares of the Company’s common stock to offset share dilution created by the Company’s equity compensation plans. During the fiscal quarter ended September 30, 2008, the Company did not purchase any shares of common stock under this plan.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: November 6, 2008	By:	/s/ Dan Sheldon
Dan Sheldon
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.