Form 10-Q
period 2008-12-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2009-02-03
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of January 30, 2009 was 140,381,052.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Revenues:
Services revenues	$449.4	$450.5	$909.9	$886.0
Other	12.7	23.9	26.7	48.4

Total revenues	462.1	474.4	936.6	934.4
Interest expense from securities operations	2.9	9.3	5.0	18.1

Net revenues	459.2	465.1	931.6	916.3

Cost of net revenues	345.8	345.7	708.8	679.9
Selling, general and administrative expenses	66.2	62.5	122.9	111.6
Other (income) expenses, net	(1.4)	9.6	(6.9)	18.4

Total expenses	410.6	417.8	824.8	809.9

Earnings before income taxes	48.6	47.3	106.8	106.4
Provision for income taxes	18.7	18.4	41.3	41.5

Net earnings	$29.9	$28.9	$65.5	$64.9

Earnings per share:
Basic	$0.21	$0.21	$0.47	$0.47
Diluted	$0.21	$0.21	$0.46	$0.46
Weighted-average shares outstanding:
Basic	140.2	139.3	140.3	139.2
Diluted	141.3	140.9	141.7	140.3
Dividends declared per common share	$0.07	$0.06	$0.14	$0.12

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	December 31, 2008	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$299.1	$198.3
Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	83.6	33.7
Accounts receivable, net of allowance for doubtful accounts of $3.1 and $3.8, respectively	280.6	415.4
Securities clearing receivables, net of allowance for doubtful accounts of $2.0 and $2.0, respectively	932.5	1,369.9
Other current assets	85.7	61.9

Total current assets	1,681.5	2,079.2
Property, plant and equipment, net	70.9	82.6
Other non-current assets	147.0	157.4
Goodwill	473.6	484.3
Intangible assets, net	29.6	30.1

Total assets	$2,402.6	$2,833.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$81.5	$89.9
Accrued expenses and other current liabilities	157.5	252.6
Securities clearing payables	950.9	1,157.4
Deferred revenues	15.7	25.5

Total current liabilities	1,205.6	1,525.4
Long-term debt	324.0	447.9
Other non-current liabilities	56.0	53.6
Deferred revenues	52.6	60.9

Total liabilities	1,638.2	2,087.8

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 141.5 shares and 140.5 shares, respectively; outstanding, 140.4 shares and 140.4 shares, respectively	1.4	1.4
Additional paid-in capital	487.8	469.5
Retained earnings	294.0	248.2
Treasury stock—at cost, 1.1 shares and 0.1 shares, respectively	(13.7)	(2.0)
Accumulated other comprehensive (loss) income	(5.1)	28.7

Total stockholders’ equity	764.4	745.8

Total liabilities and stockholders’ equity	$2,402.6	$2,833.6

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six months ended December 31,
	2008	2007
Cash Flows From Operating Activities
Net earnings	$65.5	$64.9
Adjustments to reconcile Net earnings to net cash flows provided by (used in) operating activities:
Depreciation and amortization	20.8	20.2
Amortization of other assets	7.3	4.6
Deferred income taxes	(2.7)	(15.7)
Stock-based compensation expense	15.8	15.0
Excess tax benefits from the issuance of stock-based compensation awards	(0.1)	—
Gain on purchase of senior notes	(8.4)	—
Other	1.7	2.9
Changes in operating assets and liabilities:
Current assets and liabilities:
Decrease in Accounts receivable	125.4	170.8
(Increase) decrease in Other current assets	(22.0)	9.1
Decrease in Accounts payable	(7.2)	(9.1)
Decrease in Accrued expenses and other current liabilities	(86.1)	(83.1)
Decrease in Deferred revenues	(8.9)	(14.9)
(Increase) decrease in Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	(49.9)	63.3
Decrease (increase) in Securities clearing receivables	437.4	(424.1)
(Decrease) increase in Securities clearing payables	(206.5)	46.4
Non-current assets and liabilities:
Increase in Other non-current assets	(5.3)	(24.6)
Increase in Other non-current liabilities	0.1	21.6

Net cash flows provided by (used in) operating activities	276.9	(152.7)

Cash Flows From Investing Activities
Capital expenditures	(7.2)	(16.6)
Purchases of intangibles	(0.7)	(1.8)
Acquisitions	(14.7)	(6.1)

Net cash flows used in investing activities	(22.6)	(24.5)

Cash Flows From Financing Activities
Net (payments) proceeds from Short-term borrowings	(8.7)	295.0
Payments on Long-term debt	(114.4)	(95.0)
Dividends paid	(18.3)	(16.8)
Proceeds from exercise of stock options	2.3	9.3
Purchases of Treasury stock	(11.7)	(0.4)
Excess tax benefits from the issuance of stock-based compensation awards	0.1	—

Net cash flows (used in) provided by financing activities	(150.7)	192.1

Effect of exchange rate changes on Cash and cash equivalents	(2.8)	0.7

Net change in Cash and cash equivalents	100.8	15.6
Cash and cash equivalents, beginning of period	198.3	88.6

Cash and cash equivalents, end of period	$299.1	$104.2

Supplemental disclosure of cash flow information:
Cash payments made for interest	$12.6	$36.3
Cash payments made for income taxes	$95.3	$114.8
Non-cash investing activities:
Increase in liabilities for property, plant and equipment	$1.2	$0.8

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

B. Basis of Presentation. The Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”). The Financial Statements present the consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. The Financial Statements should be read in conjunction with the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the “2008 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2008.

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

D. Other Revenues and Interest Expense from Securities Operations. Other revenues includes $6.1 million and $7.0 million for the three months ended December 31, 2008 and 2007, respectively, and $12.7 million and $14.2 million for the six months ended December 31, 2008 and 2007, respectively, for software maintenance and license fees related to the Securities Processing Solutions segment.

Other revenues also includes interest income from securities operations related to the Clearing and Outsourcing Solutions segment resulting from customer margin financing and securities-borrowed transactions that is recognized on a settlement date basis. Interest income included in Other revenues totaled $6.6 million and $16.9 million for the three months ended December 31, 2008 and 2007, respectively, and $14.0 million and $34.2 million for the six months ended December 31, 2008 and 2007, respectively.

Interest expense from securities operations includes interest incurred on securities loaned transactions and customer credit balances.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This pronouncement amends FASB Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP FAS 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 will be effective for qualifying intangible assets acquired by the Company on or after July 1, 2009. The application of FSP FAS 142-3 is not expected to have a material impact on the Company’s results of operations, cash flows or financial positions; however, it could impact future transactions entered into by the Company.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its results of operations or financial condition.

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

The computation of diluted EPS did not include 17.5 million and 3.1 million options to purchase Broadridge common stock for the three months ended December 31, 2008 and 2007, respectively, and 16.5 million and 7.4 million options to purchase Broadridge common stock for the six months ended December 31, 2008 and 2007, respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Weighted-average shares outstanding:
Basic	140.2	139.3	140.3	139.2
Common stock equivalents	1.1	1.6	1.4	1.1

Diluted	141.3	140.9	141.7	140.3

NOTE 4. OTHER (INCOME) EXPENSES, NET

Other (income) expenses, net consisted of the following:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Interest expense on borrowings	$3.2	$8.5	$8.6	$17.6
Interest income	—	(0.7)	(0.5)	(1.0)
Foreign currency exchange (gain) loss	(4.7)	1.6	(6.7)	1.5
Gain from purchase of senior notes	—	—	(8.4)	—
Other, net	0.1	0.2	0.1	0.3

Other (income) expenses, net	$(1.4)	$9.6	$(6.9)	$18.4

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

During fiscal year 2009, the Company acquired one business in the Securities Processing Solutions segment for $13.7 million. In addition, the Company agreed to pay contingent consideration of up to an additional $13.0 million, which is payable over the next two years, subject to the acquired business’ achievement of specified revenue targets. This acquisition resulted in approximately $10.7 million of goodwill. Intangible assets acquired, which totaled approximately $3.8 million, consist primarily of acquired technology and customer relationships that are being amortized over a five-year life and seven-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

During fiscal year 2008, the Company acquired one business in the Securities Processing Solutions segment for $6.1 million. This acquisition resulted in approximately $3.6 million of goodwill. Intangible assets acquired, which totaled approximately $2.5 million, consist of acquired technology that is being amortized over a five-year life. This acquisition was not material to the Company’s operations, financial position, or cash flows.

NOTE 6. SECURITIES CLEARING RECEIVABLES AND PAYABLES

Securities clearing receivables and payables consisted of the following:

	December 31, 2008	June 30, 2008
Receivables:
Clearing customers	$453.4	$802.3
Securities borrowed	44.4	113.9
Broker-dealers and other	117.7	221.3
Clearing organizations	199.4	75.4
Securities failed to deliver	117.6	157.0

Total	$932.5	$1,369.9

Payables:
Clearing customers	$743.6	$759.8
Securities loaned	1.0	133.1
Broker-dealers and other	137.1	127.6
Securities failed to receive	69.2	136.9

Total	$950.9	$1,157.4

As of December 31, 2008, the Company has received securities collateral, primarily in connection with customer margin loans, securities borrowed transactions, and correspondent accounts with a market value of approximately $844.2 million, which it can sell or repledge. Of this amount, approximately $211.1 million had been pledged or sold as of December 31, 2008 in connection with securities loaned, street-side settlement, deposits with clearing organizations and Federal and other regulations. Included in the securities collateral and pledged or sold amounts stated above were approximately $76.2 million of borrowed securities segregated in a special reserve account pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934 (“Rule 15c3-3”).

As a registered broker-dealer and member of the New York Stock Exchange (“NYSE”) and the Financial Industry Regulatory Authority (“FINRA”), Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge Clearing”) is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934 (“Rule 15c3-1”). Ridge Clearing computes its net capital under the alternative method permitted by Rule 15c3-1, which requires Ridge Clearing to maintain minimum net capital equal to the greater of $1.5 million or 2% of aggregate debit items arising from customer transactions. The NYSE and FINRA may require a member firm to reduce its business if its net capital is less than 4% of aggregate debit items, or may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit items. At December 31, 2008, Ridge Clearing had net capital of $234.3 million, which was approximately 40% of aggregate debit items and exceeded the minimum requirements by $222.7 million.

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

NOTE 7. BORROWINGS

The Company’s outstanding borrowings consisted of the following:

	Expiration Date	December 31, 2008	June 30, 2008
Long-term
Term loan facility	March 2012	$200.0	$200.0
Senior notes	June 2017	124.0	247.9

		$324.0	$447.9

In addition, the Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million. No amounts were outstanding under this credit facility at December 31, 2008.

At December 31, 2008 and June 30, 2008, the Company was not aware of any instances of non-compliance with the financial covenants of its borrowings’ obligations.

The fair value of the fixed-rate senior notes at December 31, 2008 was $90.0 million based on quoted market prices. The carrying value of the variable-rate term loan facility approximates fair value. Amounts are due on the expiration dates listed above.

During the six months ended December 31, 2008, the Company completed the purchase of $125.0 million principal amount of its 6.125% senior notes due 2017 (including $1.0 million unamortized bond discount) pursuant to the cash tender offer for such notes. The consideration paid for the senior notes accepted for payment was $116.3 million. The completed purchase resulted in a one-time non-cash gain from early extinguishment of debt of $8.4 million.

NOTE 8. STOCK-BASED COMPENSATION

The activity related to the Company’s incentive equity awards for the three months ended December 31, 2008 consisted of the following:

	Stock Options		Time-based Restricted Stock		Performance-based Restricted Stock
	Number of Options (a) (b)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at September 30, 2008	17,251,240	$19.00	1,058,215	$18.54	1,165,014	$19.46
Granted	753,200	20.87	923,357	14.03	328,300	14.03
Exercised	—	—	—	—	—	—
Vesting of restricted shares	—	—	(4,476)	19.70	—	—
Expired/forfeited	(169,710)	17.42	(12,002)	17.90	(10,240)	19.70

Balances at December 31, 2008	17,834,730	$19.10	1,965,094	$16.42	1,483,074	$18.25

(a)	As of December 31, 2008, the Company had no outstanding “in the money” stock options using the December 31, 2008 closing share price of $12.54.

(b)	Options outstanding as of December 31, 2008 have a weighted-average remaining contractual life of 4.7 years and 13.6 million options are exercisable.

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” which requires the measurement of stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $10.1 million and $9.4 million was recognized in earnings for the three months ended December 31, 2008 and 2007, respectively, as well as related tax benefits of $3.8 million and $3.7 million, respectively. Stock-based compensation expense of $15.8 million and $15.0 million was recognized in earnings for the six months ended December 31, 2008 and 2007, respectively, as well as related tax benefits of $5.9 million and $5.9 million, respectively.

As of December 31, 2008, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards amounted to $6.4 million and $29.5 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 3.1 years and 1.7 years, respectively.

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

The following table presents the assumptions used to determine the fair value of the stock option grant during the three months ended December 31, 2008:

Risk-free rate	2.6%
Dividend yield	2.6%
Weighted-average volatility factor	52.8%
Weighted-average expected life (in years)	4.9
Weighted-average fair value (in dollars)	$2.89

NOTE 9. INCOME TAXES

The Company’s effective tax rates for the three and six months ended December 31, 2008 were 38.5% and 38.7%, respectively, compared to 38.9% and 39.0% for the three and six months ended December 31, 2007, respectively. The decreases in the effective tax rates were attributable to lower enacted tax rates in certain U.S. state and international tax jurisdictions for the six months ended December 31, 2008.

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

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at December 31, 2008 or at June 30, 2008. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

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

The Company may be exposed to a risk of loss not reflected in the Condensed Consolidated Balance Sheets for securities sold, not yet purchased, should the value of such securities rise. In addition, the securities lending activities of the Company’s Clearing and Outsourcing Solutions segment requires the Company to pledge securities as collateral. In the event a counterparty is unable to meet its contractual obligation, the Company may be exposed to off-balance sheet risk of acquiring securities at prevailing market prices. The Company monitors the credit standing of counterparties with whom it conducts business. Risk is further controlled by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral level in the event of excess market exposure or instituting securities buy-in procedures when required.

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

NOTE 11. COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Net earnings	$29.9	$28.9	$65.5	$64.9
Foreign currency translation adjustments	(23.8)	6.0	(33.8)	7.6

Comprehensive income	$6.1	$34.9	$31.7	$72.5

NOTE 12. INTERIM FINANCIAL DATA BY SEGMENT

Investor Communication Solutions, Securities Processing Solutions and Clearing and Outsourcing Solutions are the Company’s reportable segments. The primary components of “Other” are the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign currency exchange is a reconciling item between the actual foreign currency exchange rates and fiscal year 2009 budgeted foreign currency exchange rates.

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

Segment results:

	Net Revenues
	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Investor Communication Solutions	$295.5	$303.2	$609.3	$602.3
Securities Processing Solutions	139.4	127.6	272.6	252.0
Clearing and Outsourcing Solutions	28.7	24.7	51.9	49.4
Other	0.2	5.2	0.4	7.6
Foreign currency exchange	(4.6)	4.4	(2.6)	5.0

Total	$459.2	$465.1	$931.6	$916.3

	Earnings before Income Taxes
	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Investor Communication Solutions	$19.8	$27.2	$43.1	$57.0
Securities Processing Solutions	40.1	35.0	77.5	73.8
Clearing and Outsourcing Solutions	(1.7)	(1.6)	(4.8)	(3.6)
Other	(8.5)	(15.2)	(9.2)	(23.0)
Foreign currency exchange	(1.1)	1.9	0.2	2.2

Total	$48.6	$47.3	$106.8	$106.4

* * * * * * *

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements (the “Financial Statements”) and accompanying Notes thereto included elsewhere herein.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. These risks and uncertainties include those risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the “2008 Annual Report”), as they may be updated in any future reports filed with the Securities and Exchange Commission (the “SEC”). Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this Quarterly Report on Form 10-Q and our 2008 Annual Report. These risks include:

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

We deliver a broad range of solutions that help our clients better serve their retail and institutional customers across the entire investment lifecycle, including pre-trade, trade, and post-trade processing. Our securities processing systems enable our clients to process transactions in more than 50 countries. In fiscal year 2008, we: (i) distributed over one billion investor communications, including proxy materials, investor account statements, trade confirmations, tax statements and prospectuses; (ii) provided components of our securities processing solutions to eight of the top 10 United States of America (“U.S.”) broker-dealers, as ranked by Securities Industry and Financial Markets Association (“SIFMA”); and (iii) served over 100 correspondents through our securities clearing services. Our operations are classified into three business segments:

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

Basis of Presentation

The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. The Financial Statements present the consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. The Financial Statements should be read in conjunction with the Company’s financial statements for the fiscal year ended June 30, 2008 in the Company’s 2008 Annual Report filed with the SEC on August 14, 2008.

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

Results of Operations

The following discussions of Analysis of Condensed Consolidated Operations and Analysis of Reportable Segments refer to the three and six months ended December 31, 2008 compared to the three and six months ended December 31, 2007. The Analysis of Condensed Consolidated Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Condensed Consolidated Statements of Earnings.

Analysis of Condensed Consolidated Operations

	Three months ended December 31,		Change
	2008	2007	$	%
		($ in millions)
Total Net revenues	$459.2	$465.1	$(5.9)	(1)

Cost of net revenues	345.8	345.7	0.1	—
Selling, general and administrative expenses	66.2	62.5	3.7	6
Other (income) expenses, net	(1.4)	9.6	(11.0)	(115)

Total expenses	410.6	417.8	(7.2)	(2)

Earnings before income taxes	48.6	47.3	1.3	3
Margin	10.6%	10.2%		0.4	pts

Provision for income taxes	18.7	18.4	0.3	2
Effective tax rate	38.5%	38.9%		(0.4	) pts

Net earnings	$29.9	$ 28.9	$1.0	3

Basic Earnings per share	$0.21	$ 0.21	$—	—
Diluted Earnings per share	$0.21	$ 0.21	$—	—

	Six months ended December 31,		Change
	2008	2007	$	%
		($ in millions)
Total Net revenues	$931.6	$916.3	$15.3	2

Cost of net revenues	708.8	679.9	28.9	4
Selling, general and administrative expenses	122.9	111.6	11.3	10
Other (income) expenses, net	(6.9)	18.4	(25.3)	(138)

Total expenses	824.8	809.9	14.9	2

Earnings before income taxes	106.8	106.4	0.4	—
Margin	11.5%	11.6%		(0.1	) pt

Provision for income taxes	41.3	41.5	(0.2)	—
Effective tax rate	38.7%	39.0%		(0.3	) pt

Net earnings	$65.5	$ 64.9	$0.6	1

Basic Earnings per share	$0.47	$ 0.47	$—	—
Diluted Earnings per share	$0.46	$ 0.46	$—	—

Three Months Ended December 31, 2008 versus Three Months Ended December 31, 2007

Total Net Revenues. Total Net revenues for the three months ended December 31, 2008 were $459.2 million, a decrease of $5.9 million or 1%, compared to $465.1 million for the three months ended December 31, 2007. The decrease reflects 2% growth in our business segments, more than offset by the unfavorable impact of actual versus budgeted foreign currency exchange rates.

Investor Communication Solutions’ segment Net revenues decreased by $7.7 million, or 3%. The decrease was driven by lower distribution revenues and lower event-driven activity, partially offset by net new business and internal growth on recurring revenues. Distribution revenues for the three months ended December 31, 2008 were $151.8 million, a decrease of $5.4 million, or 3%, compared to $157.2 million for the three months ended December 31, 2007.

Securities Processing Solutions’ segment Net revenues increased by $11.8 million, or 9%. The increase reflects primarily higher internal growth driven by trade volume from existing clients and net new business growth.

Clearing and Outsourcing Solutions’ segment Net revenues increased by $4.0 million, or 16%. Revenues from new sales contributed $8.4 million, consisting of both securities clearing and outsourcing services. These contributions were partially offset by $3.8 million in lower interest income including $2.4 million related to the lower Federal Funds rate and lower average margin balances. Excluding the unfavorable impact of lower net interest income, Net revenues increased by $7.8 million.

Total Net revenues were also unfavorably impacted by $9.0 million due to fluctuations in actual versus budgeted foreign currency exchange rates.

Other segment Net revenues decreased by $5.0 million reflecting one-time non-recurring termination fees during the three months ended December 31, 2007.

Six Months Ended December 31, 2008 versus Six Months Ended December 31, 2007

Total Net Revenues. Total Net revenues for the six months ended December 31, 2008 were $931.6 million, an increase of $15.3 million or 2%, compared to $916.3 million for the six months ended December 31, 2007. The increase reflects growth in our Investor Communication Solutions, Securities Processing Solutions, and Clearing and Outsourcing Solutions business segments.

Investor Communication Solutions’ segment Net revenues increased by $7.0 million, or 1%. The increase was driven primarily by higher distribution revenues, net new business and internal growth on recurring revenues, partially offset by event-driven activity. Distribution revenues for the six months ended December 31, 2008 were $317.4 million, an increase of $4.1 million, or 1%, compared to $313.3 million for the six months ended December 31, 2007.

Securities Processing Solutions’ segment Net revenues increased by $20.6 million, or 8%. The increase reflects primarily higher internal growth driven by trade volume from existing clients and net new business growth.

Clearing and Outsourcing Solutions’ segment Net revenues increased by $2.5 million, or 5%. Revenues from new sales contributed $10.9 million, consisting of both securities clearing and outsourcing services. These contributions were partially offset by $6.8 million in lower interest income including $4.7 million primarily related to the lower Federal Funds rate and lower average margin balances, and the previously disclosed loss of an outsourcing services client. Excluding the unfavorable impact of lower net interest income, Net revenues increased by $9.3 million.

Total Net revenues were also unfavorably impacted by $7.6 million due to fluctuations in actual versus budgeted foreign currency exchange rates.

Other segment Net revenues decreased by $7.2 million reflecting primarily $7.0 million in one-time non-recurring termination fees during the six months ended December 31, 2007.

Three Months Ended December 31, 2008 versus Three Months Ended December 31, 2007

Total Expenses. Total expenses for the three months ended December 31, 2008 were $410.6 million, a decrease of $7.2 million, or 2%, compared to $417.8 million for the three months ended December 31, 2007. The 2% decrease in Total expenses reflects essentially unchanged Cost of net revenues, a 6% or $3.7 million increase in Selling, general and administrative expenses, and lower Other (income) expenses, net of $11.0 million reflecting a $6.3 million foreign currency exchange gain and a decrease in interest expense of $5.3 million related to a lower outstanding balance on our 6.125% senior notes due 2017 (the “Senior Notes”) because of the purchase of $125.0 million principal amount of our Senior Notes, and the decline in the weighted-average interest rate on the five-year term loan facility.

Cost of net revenues for the three months ended December 31, 2008 were $345.8 million, essentially unchanged with an increase of $0.1 million, compared to $345.7 million for the three months ended December 31, 2007. The increase reflects lower Cost of net revenues in our Investor Communication Solutions segment of $5.3 million, or 2%, driven by a decrease in distribution costs reflecting lower distribution revenues. Distribution cost of net revenues for the three months ended December 31, 2008 were $136.3 million, a decrease of $3.5 million, or 3%, compared to $139.8 million for the three months ended December 31, 2007. Securities Processing Solutions’ segment Cost of net revenues increased $5.8 million, or 8% reflecting higher investment spending related to new products, increased amortization of conversion costs and lower capitalization of conversion related resources. Clearing and Outsourcing Solutions’ segment Cost of net revenues increased by $3.2 million, or 16% related to new business. Other segment Cost of net revenues increased $0.7 million. Fluctuations in foreign currency exchange rates decreased Cost of net revenues by $4.3 million.

Selling, general and administrative expenses for the three months ended December 31, 2008 were $66.2 million, an increase of $3.7 million, or 6%, compared to $62.5 million for the three months ended December 31, 2007. The increase primarily reflects $2.8 million increase in stock-based compensation expense, including $2.2 million in related special stock option grants to corporate officers, $1.3 million in incremental public company expenses, and $1.2 million of selling expenses, partially offset by one-time transition costs of $3.5 million for the three months ended December 31, 2007.

Other (income) expenses, net decreased $11.0 million reflecting a $6.3 million foreign currency exchange gain, lower interest expense on our Long-term debt of $5.3 million related to a lower outstanding balance on our Senior Notes because of the purchase of $125.0 million principal amount of the Senior Notes, and the decline in the weighted-average interest rate on the five-year term loan facility.

Six Months Ended December 31, 2008 versus Six Months Ended December 31, 2007

Total Expenses. Total expenses for the six months ended December 31, 2008 were $824.8 million, an increase of $14.9 million, or 2%, compared to $809.9 million for the six months ended December 31, 2007. The 2% increase in Total expenses reflects an increase of $28.9 million or 4% in Cost of net revenues, an increase of $11.3 million or 10% in Selling, general and administrative expenses, partially offset by lower Other (income) expenses, net of $25.3 million reflecting an $8.2 million foreign currency exchange gain, $8.4 million gain from the purchase of our Senior Notes, and a decrease in interest expense of $9.0 million related to a lower outstanding balance on our Senior Notes, and the decline in the weighted-average interest rate on the five-year term loan facility.

Cost of net revenues for the six months ended December 31, 2008 were $708.8 million, an increase of $28.9 million, or 4%, compared to $679.9 million for the six months ended December 31, 2007. The increase reflects higher Cost of net revenues in our Investor Communication Solutions segment of $10.1 million, or 2%, driven by an increase in distribution costs reflecting increased distribution revenues. Distribution cost of net revenues for the six months ended December 31, 2008 were $284.1 million, an increase of $5.4 million, or 2%, compared to $278.7 million for the six months ended December 31, 2007. Securities Processing Solutions’ segment Cost of net revenues increased $13.7 million, or 9% reflecting higher investment spending related to new products, increased amortization of conversion costs and lower capitalization of conversion related resources. Clearing and Outsourcing Solutions’ segment Cost of net revenues increased $3.4 million, or 8% related to new business. Other segment Cost of net revenues increased $5.4 million, reflecting increased investment spending of $5.0 million. Fluctuations in foreign currency exchange rates decreased Cost of net revenues by $3.7 million.

Selling, general and administrative expenses for the six months ended December 31, 2008 were $122.9 million, an increase of $11.3 million, or 10%, compared to $111.6 million for the six months ended December 31, 2007. The increase primarily reflects $6.5 million in incremental public company expenses, $4.1 million increase in stock-based compensation expense, including $2.2 million related special stock option grants to corporate officers, and $3.4 million of selling expenses, partially offset by one-time transition costs of $5.6 million for the six months ended December 31, 2007.

Other (income) expenses, net decreased $25.3 million reflecting an $8.2 million foreign currency exchange gain, $8.4 million gain from the purchase of our Senior Notes during the six months ended December 31, 2008, lower interest expense on our Long-term debt of $9.0 million related to a lower outstanding balance on our Senior Notes because of the purchase of $125.0 million principal amount of the Senior Notes, and the decline in the weighted-average interest rate on the five-year term loan facility.

Earnings before Income Taxes. Earnings before income taxes for the three months ended December 31, 2008 were $48.6 million, an increase of $1.3 million, or 3%, compared to $47.3 million for the three months ended December 31, 2007. The increase reflects a net decline in Total expenses and total Net revenues during the three months ended December 31, 2008 compared to the three months ended December 31, 2007, as discussed above. Overall margin increased from 10.2% to 10.6% for the three months ended December 31, 2007 compared to the three months ended December 31, 2008, respectively. Excluding one-time non-recurring transition costs of $3.5 million for the three months ended December 31, 2007, overall margin decreased from 10.9% to 10.6%.

Earnings before income taxes for the six months ended December 31, 2008 were $106.8 million, an increase of $0.4 million, compared to $106.4 million for the six months ended December 31, 2007. The increase reflects higher Total expenses during the six months ended December 31, 2008 compared to the six months ended December 31, 2007, more than offset by the increase in Total Net revenues during the comparable periods, as discussed above. Overall margin was essentially unchanged with a decrease from 11.6% to 11.5% for the six months ended December 31, 2007 compared to the six months ended December 31, 2008, respectively. Excluding one-time non-recurring transition costs of $5.6 million for the six months ended December 31, 2007, overall margin decreased from 12.2% to 11.5%.

Provision for Income Taxes. Our effective tax rates for the three and six months ended December 31, 2008 were 38.5% and 38.7%, respectively, compared to 38.9% and 39.0% for the three and six months ended December 31, 2007, respectively. The decrease in the effective tax rate is attributable to lower enacted tax rates in certain U.S. state and international tax jurisdictions for the six months ended December 31, 2008.

Net Earnings and Basic and Diluted Earnings per Share. Net earnings for the three months ended December 31, 2008 were $29.9 million, an increase of $1.0 million, or 3%, compared to $28.9 million for the three months ended December 31, 2007. The increase reflects declines in Total expenses and Total Net revenues, partially offset by a lower effective tax rate during the three months ended December 31, 2008 compared to the three months ended December 31, 2007 as discussed above.

Net earnings for the six months ended December 31, 2008 were $65.5 million, an increase of $0.6 million, or 1%, compared to $64.9 million for the six months ended December 31, 2007. The increase in Net earnings reflects higher Total expenses, more than offset by the increase in Total Net revenues, and a lower effective tax rate during the comparable periods, as discussed above.

Basic and Diluted Earnings per share of $0.21 for the three months ended December 31, 2008 were unchanged from the three months ended December 31, 2007. For the six months ended December 31, 2008 Basic and Diluted Earnings per share of $0.47 and $0.46, respectively, were unchanged from the six months ended December 31, 2007.

Analysis of Reportable Segments

Investor Communication Solutions, Securities Processing Solutions and Clearing and Outsourcing Solutions are the Company’s reportable segments. The primary components of “Other” are the elimination of intersegment revenues and profits and certain unallocated expenses. Foreign currency exchange is a reconciling item between the actual foreign currency exchange rates and fiscal year 2009 budgeted foreign currency exchange rates.

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

Net Revenues

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2008	2007	$	%	2008	2007	$	%
		($ in millions)				($ in millions)
Investor Communication Solutions	$295.5	$303.2	$(7.7)	(3)	$609.3	$602.3	$ 7.0	1
Securities Processing Solutions	139.4	127.6	11.8	9	272.6	252.0	20.6	8
Clearing and Outsourcing Solutions	28.7	24.7	4.0	16	51.9	49.4	2.5	5
Other	0.2	5.2	(5.0)	(96)	0.4	7.6	(7.2)	(95)
Reconciling item:
Foreign currency exchange	(4.6)	4.4	(9.0)	NM *	(2.6)	5. 0	(7.6)	(152)

Total	$459.2	$465.1	$(5.9)	(1)	$931.6	$916.3	$15.3	2

*	Not Meaningful

Earnings (Loss) Before Income Taxes

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2008	2007	$	%	2008	2007	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$19.8	$27.2	$(7.4)	(27)	$ 43.1	$ 57.0	$(13.9)	(24)
Securities Processing Solutions	40.1	35.0	5.1	15	77.5	73.8	3.7	5
Clearing and Outsourcing Solutions	(1.7)	(1.6)	(0.1)	(6)	(4.8)	(3.6)	(1.2)	(33)
Other	(8.5)	(15.2)	6.7	44	(9.2)	(23.0)	13.8	60
Reconciling item:
Foreign currency exchange	(1.1)	1.9	(3.0)	(158)	0.2	2.2	(2.0)	(91)

Total	$48.6	$47.3	$1.3	3	$106.8	$106.4	$ 0.4	—

Investor Communication Solutions

Net Revenues. Investor Communication Solutions’ segment Net revenues for the three months ended December 31, 2008 were $295.5 million, a decrease of $7.7 million, or 3%, compared to $303.2 million for the three months ended December 31, 2007. Of the 3% decrease, net fee revenues contributed 1 percentage point and net distribution revenues contributed 2 percentage points. The decrease in net fee revenues was driven by lower event-driven activity of 3 percentage points, primarily mutual fund proxy, and reduced distribution revenues related to notice and access. This decrease was partially offset by an increase in internal growth of 1 percentage point from transaction reporting, interim communications, and fulfillment services. In addition, Net revenues from net new business increased by 1 percentage point driven by higher transaction reporting and fulfillment services. Net distribution revenues were $151.8 million, a decrease of $5.4 million, or 3%. The decrease in Net distribution revenues was driven by lower event-driven activity and reduced distribution revenues resulting from higher adoption rates related to notice and access. Position growth, a key measure in the number of pieces processed, was a negative 3% for annual equity proxies and a positive 6% for mutual fund interim communications. The number of pieces processed decreased 7% from 243.3 million pieces to 225.4 million pieces.

For the six months ended December 31, 2008, Net revenues were $609.3 million, an increase of $7.0 million or 1% compared to $602.3 million for the six months ended December 31, 2007, equally distributed between net fee and net distribution revenues. Net fee revenues were primarily driven by net new business from higher transaction reporting and fulfillment services and internal growth. This was partially offset by event-driven mutual fund proxy activity. Net distribution revenues were $317.4 million, an increase of $4.1 million, or 1%. Position growth, a key measure in the number of pieces processed, was unchanged for annual equity proxies and a positive 6% for mutual fund interim communications. The number of pieces processed increased 1% from 470.4 million pieces to 474.1 million pieces.

Earnings before Income Taxes. Earnings before income taxes for the three months ended December 31, 2008 were $19.8 million, a decrease of $7.4 million, or 27%, compared to $27.2 million for the three months ended December 31, 2007. Margin decreased by 2.3 percentage points to 6.7% primarily due to lower revenues, product mix and higher investment spending. Earnings before income taxes for the six months ended December 31, 2008 were $43.1 million, a decrease of $13.9 million, or 24%, compared to $57.0 million for the six months ended December 31, 2007. Margin decreased by 2.4 percentage points to 7.1% due to an unfavorable product mix, higher investment spending and a $2.1 million one-time resolution of dispute during the six months ended December 31, 2007.

Securities Processing Solutions

Net Revenues. Securities Processing Solutions’ segment Net revenues for the three months ended December 31, 2008 were $139.4 million, an increase of $11.8 million, or 9%, compared to $127.6 million for the three months ended December 31, 2007. The increase in Net revenues was driven by internal growth of 6 percentage points reflecting higher trade volume compared to the comparable fiscal quarter from existing clients, net new business (new sales less losses) growth of 2 percentage points, and an acquisition of 1 percentage point.

Securities Processing Solutions’ segment Net revenues for the six months ended December 31, 2008 were $272.6 million, an increase of $20.6 million, or 8%, compared to $252.0 million for the six months ended December 31, 2007. The increase in Net revenues was driven by internal growth of 5 percentage points reflecting higher trade volume compared to the comparable fiscal period from existing clients, net new business (new sales less losses) growth of 2 percentage points, and an acquisition of 1 percentage point.

Earnings before Income Taxes. Earnings before income taxes for the three months ended December 31, 2008 were $40.1 million, an increase of $5.1 million, or 15%, compared to $35.0 million for the three months ended December 31, 2007. Margin increased by 1.4 percentage points for the three months ended December 31, 2008. The increase reflects revenue growth offset by higher investment spending related to new products, increased amortization of conversion costs, and lower capitalization of conversion related resources.

Earnings before income taxes for the six months ended December 31, 2008 were $77.5 million, an increase of $3.7 million, or 5%, compared to $73.8 million for the six months ended December 31, 2007. Margin decreased by 0.9 percentage points for the six months ended December 31, 2008. The decrease reflects revenue growth offset by higher investment spending related to new products, increased amortization of conversion costs, and lower capitalization of conversion related resources.

Clearing and Outsourcing Solutions

Net Revenues. Clearing and Outsourcing Solutions’ segment Net revenues were $28.7 million, an increase of $4.0 million, or 16% for the three months ended December 31, 2008, compared to $24.7 million for the three months ended December 31, 2007. The increase reflects a positive contribution from net new business of 31 percentage points consisting of both securities clearing and outsourcing services, partially offset by negative client internal growth of 15 percentage points primarily driven by lower interest income due to the lower Federal Funds rate and lower average margin balances. Average margin balances for the three months ended December 31, 2008 were $715.8 million compared to $923.0 million for the three months ended December 31, 2007. The average number of trades cleared per day for the three months ended December 31, 2008 was 59,000, compared to 49,000 for the three months ended December 31, 2007. Excluding the unfavorable impact of net interest income, Net revenues increased $7.8 million, or 45% for the three months ended December 31, 2008, compared to the three months ended December 31, 2007.

Clearing and Outsourcing Solutions’ segment Net revenues were $51.9 million, an increase of $2.5 million, or 5% for the six months ended December 31, 2008, compared to $49.4 million for the six months ended December 31, 2007. The increase reflects a positive contribution from new sales of 18 percentage points consisting of both securities clearing and outsourcing services, partially offset by negative client internal growth of 13 percentage points primarily driven by lower interest income due to the lower Federal Funds rate and lower average margin balances, and the previously disclosed loss of an outsourcing services client. Average margin balances for the six months ended December 31, 2008 were $798.0 million compared to $896.6 million for the six months ended December 31, 2007. The average number of trades cleared per day for the six months ended December 31, 2008 was 53,000, compared to 47,000 for the six months ended December 31, 2007. Excluding the unfavorable impact of a decline in net interest income, Net revenues increased $9.3 million, or 27% for the three months ended December 31, 2008, compared to the three months ended December 31, 2007.

Loss before Income Taxes. Loss before income taxes of $1.7 million, was essentially unchanged with an increase of $0.1 million for the three months ended December 31, 2008, compared to a loss of $1.6 million for the three months ended December 31, 2007. Excluding the unfavorable impact of a decline in net interest income, earnings before income taxes increased $3.7 million for the three months ended December 31, 2008, compared to the three months ended December 31, 2007.

Loss before income taxes was $4.8 million, an increase of $1.2 million for the six months ended December 31, 2008, compared to a loss of $3.6 million for the six months ended December 31, 2007. The increased loss was due to lower interest income resulting from the lower Federal Funds rate. Excluding the unfavorable impact of lower net interest income, earnings before income taxes increased $5.5 million for the three months ended December 31, 2008, compared to the three months ended December 31, 2007.

Other

Other Net revenues were $0.2 million, a decrease of $5.0 million for the three months ended December 31, 2008, compared to $5.2 million for the three months ended December 31, 2007 reflecting one-time non-recurring termination fees during the three months ended December 31, 2007.

Other Net revenues were $0.4 million, a decrease of $7.2 million for the six months ended December 31, 2008, compared to $7.6 million for the six months ended December 31, 2007 reflecting $7.0 million in one-time non-recurring termination fees during the six months ended December 31, 2007.

The primary component of Other expenses are certain unallocated expenses. Total other loss before income taxes was $8.5 million for the three months ended December 31, 2008, a decrease of $6.7 million, compared to a $15.2 million loss for the three months ended December 31, 2007. The decrease reflects lower interest expense on our Long-term debt of $5.3 million related to a lower outstanding balance on our Senior Notes because of the purchase of $125.0 million principal amount of Senior Notes and the decline in the weighted-average interest rate on our five-year term loan facility, partially offset by increased investment expenses of $2.1 million and $3.5 million in one-time non-recurring transition costs during the three months ended December 31, 2007.

Total other loss before income taxes was $9.2 million for the six months ended December 31, 2008, a decrease of $13.8 million, compared to a $23.0 million loss for the six months ended December 31, 2007. The decrease reflects an $8.4 million gain from the purchase of our Senior Notes and lower interest expense on our Long-term debt of $9.0 million related to a lower outstanding balance on our Senior Notes because of the purchase of $125.0 million principal amount of Senior Notes and the decline in the weighted-average interest rate on our five-year term loan facility, partially offset by increased investment expenses of $5.0 million and $5.6 million in one-time non-recurring transition costs during the six months ended December 31, 2007.

Financial Condition, Liquidity and Capital Resources

At December 31, 2008, Cash and cash equivalents were $299.1 million and Total stockholders’ equity was $764.4 million. At December 31, 2008, working capital was $475.9 million, compared to $553.8 million at June 30, 2008.

At December 31, 2008, the Company had $324.0 million outstanding Long-term debt, consisting of a $200.0 million five-year term loan facility and unsecured Senior Notes of $124.0 million principal amount. During the six months ended December 31, 2008, the Company purchased $125.0 million principal amount of its Senior Notes. The aggregate consideration paid for the Senior Notes accepted for payment, including accrued interest, was $116.3 million. The completed purchase resulted in a one-time non-cash gain from early extinguishment of debt of $8.4 million. The Senior Notes are unsecured obligations of Broadridge and rank equal in right of payment with other unsecured and unsubordinated obligations of Broadridge. Interest is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%.

Borrowings under the term loan facility bear interest at LIBOR plus 40 to 90 basis points based on debt ratings at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 60 basis points during the three and six months ended December 31, 2008. The weighted-average interest rate on the five-year term loan facility was 3.68% and 3.49% during the three and six months ended December 31, 2008, respectively.

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

Cash Flows

The cash flows from operating and financing activities for our Clearing and Outsourcing Solutions segment differ from that of our other businesses. Broker-dealer and customer margin activities and transactions require the Company to obtain financing from both internal and external sources. Additionally, regulations associated with the broker-dealer industry require cash or securities to be segregated for the exclusive benefit of customers in certain circumstances based on regulatory calculations driven by customers’ balances. As a result, management analyzes cash flows provided by (used in) operating and (used in) provided by financing activities of the Clearing and Outsourcing Solutions segment separately from all other businesses.

Within operating activities, increases in Securities clearing receivables and Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations are a use of cash. This can be funded by an increase in Securities clearing payables (reflected within operating activities) or Short-term borrowings (reflected within financing activities). As a result, management analyzes cash flows provided (used in) by securities clearing activities separately from all other businesses.

Net cash flows provided by (used in) operating activities were as follows:

	Six months ended December 31,
	2008	2007
	($ in millions)
Net cash flows provided by operating activities, excluding securities clearing activities	$ 95.9	$161.7

(Increase) decrease in Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	(49.9)	63.3
Decrease (increase) in Securities clearing receivables	437.4	(424.1)
(Decrease) increase in Securities clearing payables	(206.5)	46.4

Net cash flows provided by (used in) securities clearing activities	181.0	(314.4)

Net cash flows provided by (used in) operating activities, as reported	$276.9	$(152.7)

Net cash flows provided by operating activities, excluding securities clearing activities, were $95.9 million for the six months ended December 31, 2008, a decrease of $65.8 million, compared to $161.7 million net cash flows provided during the six months ended December 31, 2007. The decrease reflects improved collections of trade Accounts receivable during the prior year.

Net cash flows provided by securities clearing activities at our Clearing and Outsourcing Solutions segment were $181.0 million for the six months ended December 31, 2008, an increase of $495.4 million, compared to net cash flows used in securities clearing activities at our Clearing and Outsourcing Solutions of $314.4 million for the six months ended December 31, 2007. During the six months ended December 31, 2007 an increase in Institutional Margin lending activity required use of cash of $407.6 million, which was offset by higher stock loan and customer credit balances which provided cash of $79.7 million. During the six months ended December 31, 2008, a decrease of customer margin debits of $347.6 million provided cash to the business. This was offset by cash used due to the decrease in stock loan balances of $132.1 million.

Net cash flows used in investing activities for the six months ended December 31, 2008 were $22.6 million, a decrease of $1.9 million, compared to $24.5 million net cash flows used in the six months ended December 31, 2007. The decrease reflects higher spending of $8.6 million on acquisitions during the six months ended December 31, 2008, compared to the six months ended December 31, 2007, more than offset by lower capital expenditures of $9.4 million.

Net cash flows used in financing activities for the six months ended December 31, 2008 were $150.7 million, an increase of $342.8 million, compared to $192.1 million net cash flows provided by financing activities for the six months ended December 31, 2007. The increase reflects Ridge Clearing’s $295.0 million of outstanding Short-term borrowings at December 31, 2007 that was not outstanding at December 31, 2008, $19.4 million increased payments on Long-term debt, including the Company’s purchase of the $125.0 million principal amount of its Senior Notes during the six months ended December 31, 2008, and $11.2 million related to the repurchase of 1.0 million of the Company’s outstanding shares to offset share dilution created by the Company’s equity compensation plans.

Liquidity

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

Income Taxes

Our effective tax rates for the three and six months ended December 31, 2008 were 38.5% and 38.7%, respectively, compared to 38.9% and 39.0% for the three and six months ended December 31, 2007, respectively. The decreases in the effective tax rates were attributable to lower enacted tax rates in certain U.S. state and international tax jurisdictions for the six months ended December 31, 2008.

Contractual Obligations

The Company entered into a data center outsourcing services agreement with ADP before our spin-off from ADP in March 2007 under which ADP provides the Company with data center services consistent with the services provided to the Company immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the three months ended December 31, 2008 and 2007, the Company recorded $25.9 million and $26.4 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services. For the six months ended December 31, 2008 and 2007, the Company recorded $51.3 million and $52.5 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services.

Other Commercial Agreements

The Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million. No amounts were outstanding under this credit facility at December 31, 2008.

At December 31, 2008, Ridge Clearing had no Short-term borrowings outstanding under various unsecured, uncommitted overnight bank credit facilities.

In addition, immediately prior to the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at December 31, 2008.

Off-balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at December 31, 2008 or at June 30, 2008. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

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

The Company may be exposed to a risk of loss not reflected in the Condensed Consolidated Balance Sheets for securities sold and not yet purchased, should the value of such securities rise. The securities lending activities of the Company’s Clearing and Outsourcing Solutions segment require the Company to pledge securities as collateral. In the event a counterparty is unable to meet its contractual obligation, the Company may be exposed to off-balance sheet risk of acquiring securities at prevailing market prices. The Company monitors the credit standing of counterparties with whom it conducts business. Risk is further controlled by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral level in the event of excess market exposure or instituting securities buy-in procedures when required.

At December 31, 2008, $200.0 million of our total $324.0 million outstanding Long-term debt is based on floating interest rates. Our term loan facility had $200.0 million outstanding at December 31, 2008. The interest rate is based on LIBOR plus 40 to 90 basis points based on our debt rating at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 60 basis points at December 31, 2008. The weighted-average interest rates were 3.68% and 3.49% during the three and six months ended December 31, 2008, respectively.

Item 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2008 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our second fiscal quarter ended December 31, 2008:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans(2)
October 1, 2008 – October 31, 2008	1,512	(1)	$14.83	—	—
November 1, 2008 – November 30, 2008	—		—	—	—
December 1, 2008 – December 31, 2008	1,000,000		11.16	1,000,000	—

Total	1,001,512		$13.00	1,000,000	1,000,000

(1)	Represents shares purchased from employees to pay taxes related to the vesting of restricted shares.
(2)	On August 4, 2008, the Board of Directors authorized a stock repurchase plan for the repurchase of up to two million shares of the Company’s common stock to offset share dilution created by the Company’s equity compensation plans.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2008 Annual Meeting of Stockholders held on November 13, 2008, the following actions were taken:

Proposal 1: Election of Directors. The stockholders elected eight (8) Directors, all of whom were then serving as Directors of Broadridge, for terms of one (1) year and until their successors are elected and qualified. The following table reflects the tabulation of the votes with respect to each Director who was elected at the 2008 Annual Meeting:

	Votes For	Votes Withheld
Leslie A. Brun	115,457,983	1,664,815
Richard J. Daly	116,666,797	456,001
Richard J. Haviland	116,678,236	444,562
Alexandra Lebenthal	115,891,081	1,231,717
Stuart R. Levine	114,624,819	2,497,979
Thomas E. McInerney	113,729,583	3,393,215
Alan J. Weber	116,672,928	449,870
Arthur F. Weinbach	112,445,925	4,676,873

Proposal 2: Ratification of Appointment of Auditors. A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm to conduct the annual audit of the financial statements of the Company and its subsidiaries for the fiscal year ending June 30, 2009, was approved by the stockholders. The stockholders cast 116,789,419 votes in favor of this proposal and 196,733 votes against. There were 136,646 abstentions.

Proposal 3: Approval of the Amendment and Restatement of our 2007 Omnibus Award Plan. A proposal by the Board of Directors to amend and restate the Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan was approved by the stockholders. The stockholders cast 69,984,521 votes in favor of this proposal and 18,676,289 votes against. There were 260,195 abstentions.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 on Form 8-K filed on November 14, 2008 (File No. 001-33220)).

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: February 3, 2009	By:	/s/ Dan Sheldon
Dan Sheldon
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 on Form 8-K filed on November 14, 2008 (File No. 001-33220)).

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.