Form 10-Q
period 2009-03-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2009-05-11
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 30, 2009 was 140,278,411.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Revenues:
Services revenues	$473.2	$485.6	$1,383.1	$1,371.6
Other	8.4	19.4	35.1	67.8

Total revenues	481.6	505.0	1,418.2	1,439.4
Interest expense from securities operations	0.4	6.2	5.4	24.3

Net revenues	481.2	498.8	1,412.8	1,415.1

Cost of net revenues	372.7	383.1	1,081.5	1,063.0
Selling, general and administrative expenses	51.3	60.0	174.2	171.6
Other (income) expenses, net	3.2	7.3	(3.7)	25.7

Total expenses	427.2	450.4	1,252.0	1,260.3

Earnings before income taxes	54.0	48.4	160.8	154.8
Provision for income taxes	13.1	18.9	54.4	60.4

Net earnings	$40.9	$29.5	$106.4	$94.4

Earnings per share:
Basic	$0.29	$0.21	$0.76	$0.68
Diluted	$0.29	$0.21	$0.75	$0.67
Weighted-average shares outstanding:
Basic	139.5	139.9	140.0	139.7
Diluted	141.2	141.3	141.6	140.9
Dividends declared per common share	$0.07	$0.06	$0.21	$0.18

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	March 31, 2009	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$310.3	$198.3
Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	149.7	33.7
Accounts receivable, net of allowance for doubtful accounts of $2.6 and $3.8, respectively	342.5	415.4
Securities clearing receivables, net of allowance for doubtful accounts of $2.0 and $2.0, respectively	802.4	1,369.9
Other current assets	125.2	61.9

Total current assets	1,730.1	2,079.2
Property, plant and equipment, net	68.9	82.6
Other non-current assets	145.7	157.4
Goodwill	470.6	484.3
Intangible assets, net	28.9	30.1

Total assets	$2,444.2	$2,833.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$73.8	$89.9
Accrued expenses and other current liabilities	178.1	252.6
Securities clearing payables	882.1	1,157.4
Deferred revenues	83.0	25.5
Short-term borrowings	0.8	—

Total current liabilities	1,217.8	1,525.4
Long-term debt	324.0	447.9
Other non-current liabilities	56.5	53.6
Deferred revenues	53.6	60.9

Total liabilities	1,651.9	2,087.8

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 141.6 shares and 140.5 shares, respectively; outstanding, 140.1 shares and 140.4 shares, respectively	1.4	1.4
Additional paid-in capital	494.8	469.5
Retained earnings	325.1	248.2
Treasury stock—at cost, 1.5 shares and 0.1 shares, respectively	(19.9)	(2.0)
Accumulated other comprehensive (loss) income	(9.1)	28.7

Total stockholders’ equity	792.3	745.8

Total liabilities and stockholders’ equity	$2,444.2	$2,833.6

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine months ended March 31,
	2009	2008
Cash Flows From Operating Activities
Net earnings	$106.4	$94.4
Adjustments to reconcile Net earnings to net cash flows provided by (used in) operating activities:
Depreciation and amortization	30.8	30.5
Amortization of other assets	11.2	7.1
Deferred income taxes	(0.3)	(15.4)
Stock-based compensation expense	22.4	24.1
Excess tax benefits from the issuance of stock-based compensation awards	(0.1)	—
Gain on purchase of senior notes	(8.4)	—
Other	(5.2)	4.9
Changes in operating assets and liabilities:
Current assets and liabilities:
Decrease in Accounts receivable	67.5	122.3
Increase in Other current assets	(63.8)	(65.7)
(Decrease) increase in Accounts payable	(13.6)	19.3
Decrease in Accrued expenses and other current liabilities	(65.3)	(94.4)
Increase in Deferred revenues	58.0	84.3
(Increase) decrease in Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	(116.0)	63.9
Decrease (increase) in Securities clearing receivables	567.5	(454.7)
(Decrease) increase in Securities clearing payables	(275.3)	641.6
Non-current assets and liabilities:
Increase in Other non-current assets	(9.0)	(37.3)
Increase in Other non-current liabilities	4.3	34.6

Net cash flows provided by operating activities	311.1	459.5

Cash Flows From Investing Activities
Capital expenditures	(13.4)	(28.2)
Purchases of intangibles	(2.0)	(3.6)
Acquisitions	(14.9)	(6.1)

Net cash flows used in investing activities	(30.3)	(37.9)

Cash Flows From Financing Activities
Net payments from Short-term borrowings	(8.2)	(94.2)
Payments on Long-term debt	(114.4)	(135.0)
Dividends paid	(28.1)	(25.2)
Proceeds from exercise of stock options	3.5	13.8
Purchases of Treasury stock	(17.9)	(1.9)
Excess tax benefits from the issuance of stock-based compensation awards	0.1	0.3

Net cash flows used in financing activities	(165.0)	(242.2)

Effect of exchange rate changes on Cash and cash equivalents	(3.8)	1.8

Net change in Cash and cash equivalents	112.0	181.2
Cash and cash equivalents, beginning of period	198.3	88.6

Cash and cash equivalents, end of period	$310.3	$269.8

Supplemental disclosure of cash flow information:
Cash payments made for interest	$14.2	$30.5
Cash payments made for income taxes	$107.6	$141.3
Non-cash investing activities:
Increase in liabilities for property, plant and equipment	$—	$—

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

B. Basis of Presentation. The Condensed Consolidated Financial Statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”). The Financial Statements present the consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. The Financial Statements should be read in conjunction with the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the “2008 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2008.

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

D. Other Revenues and Interest Expense from Securities Operations. Other revenues includes $5.8 million and $6.8 million for the three months ended March 31, 2009 and 2008, respectively, and $18.5 million and $21.0 million for the nine months ended March 31, 2009 and 2008, respectively, for software maintenance and license fees related to the Securities Processing Solutions segment.

Other revenues also includes interest income from securities operations related to the Clearing and Outsourcing Solutions segment resulting from customer margin financing and securities-borrowed transactions that is recognized on a settlement date basis. Interest income included in Other revenues totaled $2.6 million and $12.6 million for the three months ended March 31, 2009 and 2008, respectively, and $16.6 million and $46.8 million for the nine months ended March 31, 2009 and 2008, respectively.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on the Company’s results of operations, cash flows or financial condition.

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

In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP No. 157-1”) and FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-1 amends FASB Statement No. 157 to exclude FASB SFAS No. 13, “Accounting for Leases,” (“SFAS No. 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification and measurement under SFAS No. 13. This FSP is effective upon the initial adoption of SFAS 157. FSP No. 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted SFAS No. 157 and FSP No. 157-1 effective July 1, 2008 and the adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The Company expects to adopt FSP No. 157-2 on July 1, 2009 and the adoption is not expected to have a material effect on the Company’s consolidated results of operations, cash flows or financial condition.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented.

The computation of diluted EPS did not include 2.2 million and 4.4 million options to purchase Broadridge common stock for the three months ended March 31, 2009 and 2008, respectively, and 8.6 million and 6.4 million options to purchase Broadridge common stock for the nine months ended March 31, 2009 and 2008, respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Weighted-average shares outstanding:
Basic	139.5	139.9	140.0	139.7
Common stock equivalents	1.7	1.4	1.6	1.2

Diluted	141.2	141.3	141.6	140.9

NOTE 4. OTHER (INCOME) EXPENSES, NET

Other (income) expenses, net consisted of the following:

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Interest expense on borrowings	$3.5	$7.6	$12.1	$25.2
Interest income	(0.2)	(0.6)	(0.7)	(1.6)
Foreign currency exchange (gain) loss	(0.2)	0.1	(6.9)	1.6
Gain from purchase of senior notes	—	—	(8.4)	—
Other, net	0.1	0.2	0.2	0.5

Other (income) expenses, net	$3.2	$7.3	$(3.7)	$25.7

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

NOTE 6. SECURITIES CLEARING RECEIVABLES AND PAYABLES

Securities clearing receivables and payables consisted of the following:

	March 31, 2009	June 30, 2008
Receivables:
Clearing customers	$372.5	$802.3
Securities borrowed	68.2	113.9
Broker-dealers and other	70.1	221.3
Clearing organizations	197.8	75.4
Securities failed to deliver	93.8	157.0

Total	$802.4	$1,369.9

Payables:
Clearing customers	$699.1	$759.8
Securities loaned	2.9	133.1
Broker-dealers and other	128.6	127.6
Securities failed to receive	51.5	136.9

Total	$882.1	$1,157.4

As of March 31, 2009, the Company has received securities collateral, primarily in connection with customer margin loans, securities borrowed transactions, and correspondent accounts with a market value of approximately $672.0 million, which it can sell or repledge. Of this amount, approximately $170.2 million had been pledged or sold as of March 31, 2009 in connection with securities loaned, street-side settlement, deposits with clearing organizations and Federal and other regulations.

As a registered broker-dealer and member of the New York Stock Exchange (“NYSE”) and the Financial Industry Regulatory Authority (“FINRA”), Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge Clearing”) is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934 (“Rule 15c3-1”). Ridge Clearing computes its net capital under the alternative method permitted by Rule 15c3-1, which requires Ridge Clearing to maintain minimum net capital equal to the greater of $1.5 million or 2% of aggregate debit items arising from customer transactions. The NYSE and FINRA may require a member firm to reduce its business if its net capital is less than 4% of aggregate debit items, or may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit items. At March 31, 2009, Ridge Clearing had net capital of $213.5 million, which was approximately 42% of aggregate debit items and exceeded the minimum requirements by $203.3 million.

NOTE 7. BORROWINGS

The Company’s outstanding borrowings consisted of the following:

	Expiration Date	March 31, 2009	June 30, 2008
Short-term
Short-term borrowing facility	Demand	$0.8	$—

Long-term
Term loan facility	March 2012	200.0	200.0
6.125% Senior notes	June 2017	124.0	247.9

		$324.0	$447.9

In addition, the Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million. No amounts were outstanding under this credit facility at March 31, 2009 or June 30, 2008.

At March 31, 2009 and June 30, 2008, the Company was not aware of any instances of non-compliance with the financial covenants of its borrowings’ obligations. Amounts are due on the monthly expiration dates listed above.

The fair value of the 6.125% senior notes at March 31, 2009 was $100.0 million based on quoted market prices. The carrying value of the variable-rate term loan facility approximates fair value. During the three months ended September 30, 2008, the Company completed the purchase of $125.0 million principal amount of its 6.125% senior notes due 2017 (including $1.0 million unamortized bond discount) pursuant to the cash tender offer for such notes. The consideration paid for the senior notes accepted for payment was $116.3 million. The completed purchase resulted in a one-time non-cash gain from early extinguishment of debt of $8.4 million.

NOTE 8. STOCK-BASED COMPENSATION

The activity related to the Company’s incentive equity awards for the three months ended March 31, 2009 consisted of the following:

	Stock Options		Time-based Restricted Stock		Performance-based Restricted Stock
	Number of Options (a) (b)	Weighted- Average Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at December 31, 2008	17,834,730	$19.10	1,965,094	$16.42	1,483,074	$18.25
Granted	1,218,500	15.09	22,375	11.65	—	—
Exercised	(62,199)	16.57	—	—	—	—
Vesting of restricted shares	—	—	(16,750)	19.70	(943,410)	19.70
Expired/forfeited	(68,438)	19.13	(9,639)	15.92	(3,864)	17.82

Balances at March 31, 2009	18,922,593	$18.85	1,961,080	$16.34	535,800	$15.70

(a)	As of March 31, 2009, the Company had 9,375,886 “in the money” stock options using the March 31, 2009 closing share price of $18.61.

(b)	Options outstanding as of March 31, 2009 have a weighted-average remaining contractual life of 4.6 years and 14.7 million options are exercisable.

The activity related to the Company’s incentive equity awards for the nine months ended March 31, 2009 consisted of the following:

	Stock Options		Time-based Restricted Stock		Performance-based Restricted Stock
	Number of Options (a) (b)	Weighted- Average Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2008	17,423,889	$19.00	1,118,705	$18.59	976,329	$19.41
Granted	1,971,700	17.30	960,157	14.07	519,502	16.12
Exercised	(178,758)	16.83	—	—	—	—
Vesting of restricted shares	—	—	(90,740)	19.70	(943,410)	19.70
Expired/forfeited	(294,238)	18.57	(27,042)	17.54	(16,621)	19.70

Balances at March 31, 2009	18,922,593	$18.85	1,961,080	$16.34	535,800	$15.70

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” which requires the measurement of stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $6.6 million and $9.1 million was recognized in earnings for the three months ended March 31, 2009 and 2008, respectively, as well as related tax benefits of $2.5 million and $3.5 million, respectively. Stock-based compensation expense of $22.4 million and $24.1 million was recognized in earnings for the nine months ended March 31, 2009 and 2008, respectively, as well as related tax benefits of $8.4 million and $9.4 million, respectively.

As of March 31, 2009, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards amounted to $10.9 million and $23.8 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 3.0 years and 1.6 years, respectively.

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

The following table presents the assumptions used to determine the fair values of the stock option grants during the three and nine months ended March 31, 2009:

	Three months ended March 31, 2009	Nine months ended March 31, 2009
Risk-free interest rate	1.9% - 2.1%	1.9% - 2.6%
Dividend yield	2.3%	2.3% - 2.6%
Weighted average volatility factor	51.3%	51.3% - 52.8%
Weighted average expected life (in years)	6.2 - 6.9	4.9 - 6.9
Weighted average fair value (in dollars)	$5.19	$4.31

NOTE 9. INCOME TAXES

Our effective tax rates and provision for income taxes for the three and nine months ended March 31, 2009 were 24.3% and $13.1 million, and 33.8% and $54.4 million, respectively, compared to 39.0% and $18.9 million, and 39.0% and $60.4 million, for the three and nine months ended March 31, 2008, respectively. The decrease in our effective tax rate is primarily attributable to approved certification for a state tax credit program scheduled to expire in 2018 and lower enacted tax rates in certain U.S. state and international tax jurisdictions for the nine months ended March 31, 2009. The state tax credit program is retroactive to fiscal year 2008. The year-to-date benefit of $7.3 million is comprised of $4.0 million for fiscal year 2008, $2.2 million for the six months ended December 31, 2008 and $1.1 million for the three months ended March 31, 2009. The effect of the retroactive adjustment attributable to the reporting period for the state tax credit program applicable to prior periods is a reduction in our effective tax rate and provision for income taxes of 11.4 percentage points and $6.2 million for the three months ended March 31, 2009, and 2.5 percentage points and $4.0 million, for the nine months ended March 31, 2009.

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

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at March 31, 2009 or at June 30, 2008. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

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

NOTE 11. COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Net earnings	$40.9	$29.5	$106.4	$94.4
Foreign currency translation adjustments	(4.0)	(2.4)	(37.8)	5.2

Comprehensive income	$36.9	$27.1	$68.6	$99.6

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

Segment results:

	Net Revenues
	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Investor Communication Solutions	$334.7	$342.9	$944.0	$945.2
Securities Processing Solutions	130.2	129.0	402.8	381.0
Clearing and Outsourcing Solutions	23.6	22.9	75.5	72.3
Other	0.9	0.2	1.3	7.8
Foreign currency exchange	(8.2)	3.8	(10.8)	8.8

Total	$481.2	$498.8	$1,412.8	$1,415.1

	Earnings before Income Taxes
	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Investor Communication Solutions	$33.3	$32.4	$76.4	$89.4
Securities Processing Solutions	34.1	36.0	111.6	109.8
Clearing and Outsourcing Solutions	(2.5)	(0.5)	(7.3)	(4.1)
Other	(8.7)	(20.9)	(17.9)	(43.9)
Foreign currency exchange	(2.2)	1.4	(2.0)	3.6

Total	$54.0	$48.4	$160.8	$154.8

* * * * * * *

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. These risks and uncertainties include those risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the “2008 Annual Report”), as they may be updated in any future reports filed with the Securities and Exchange Commission (the “SEC”). Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this Quarterly Report on Form 10-Q and our 2008 Annual Report. These risks include:

•	the success of Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”) in retaining and selling additional services to its existing clients and in obtaining new clients;

•	the pricing of Broadridge’s products and services;

•	changes in laws affecting the investor communication services provided by Broadridge;

•	changes in laws regulating registered securities clearing firms and broker-dealers;

•	declines in trading volume, market prices, or the liquidity of securities markets;

•	any material breach of Broadridge security affecting its clients’ customer information;

•	Broadridge’s ability to continue to obtain data center services from its former parent company, Automatic Data Processing, Inc. (“ADP”);

•	any significant slowdown or failure of Broadridge’s systems;

•	changes in technology;

•	availability of skilled technical employees;

•	the impact of new acquisitions and divestitures;

•	competitive conditions;

•	overall market and economic conditions; and

•	any adverse consequences from Broadridge’s spin-off from ADP.

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

Investor Communication Solutions

A large portion of our Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge ®, our innovative electronic proxy delivery and voting solution for institutional investors, helps ensure the participation of the largest stockholders of many companies. We also provide the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help our clients meet their regulatory compliance needs. In addition, we provide financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance our clients’ communications with investors. All of these communications are delivered in paper or electronic form.

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

Recent Developments

The current economic slowdown and in particular, its impact on the financial services industry, has resulted in increased mergers or consolidations of our clients, and could reduce the number of our clients and potential clients. If our clients merge with or are acquired by other firms that are not our clients, or firms that use fewer of our services, they may discontinue or reduce the use of our services. In addition, it is possible that the larger financial institutions resulting from mergers or consolidations could decide to perform in-house some or all of the services that we currently provide or could provide. One of the

15 largest clients of our Securities Processing Solutions business has recently acquired a financial institution that performs in-house some of the securities processing services that we provide and, as a result, it has notified us that it intends to terminate these services. This client generated $13.2 million and $19.7 million of revenues during the nine months ended March 31, 2009 and in fiscal year 2008, respectively, from the services that are being terminated. We will, however, continue to provide this client with certain investor communications and securities processing services.

Also, the current economic conditions have caused increased pricing pressure, particularly with respect to our Securities Processing Solutions services. In connection with the recent renewal and extension of some contracts with our Securities Processing Solutions clients, the increased pricing pressure has resulted in a higher than historical average rate of price concessions. These contract renewal price concessions are estimated to be approximately 5% of our annual Securities Processing Solutions segment’s revenues, compared with the historical average rate of 3% of the annual Securities Processing Solutions segment’s revenues.

Results of Operations

The following discussions of Analysis of Condensed Consolidated Operations and Analysis of Reportable Segments refer to the three and nine months ended March 31, 2009 compared to the three and nine months ended March 31, 2008. The Analysis of Condensed Consolidated Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Condensed Consolidated Statements of Earnings.

Analysis of Condensed Consolidated Operations

	Three months ended March 31,
			Change
	2009	2008	$	%
		($ in millions)
Total Net revenues	$481.2	$498.8	$(17.6)	(4)

Cost of net revenues	372.7	383.1	(10.4)	(3)
Selling, general and administrative expenses	51.3	60.0	(8.7)	(15)
Other (income) expenses, net	3.2	7.3	(4.1)	(56)

Total expenses	427.2	450.4	(23.2)	(5)

Earnings before income taxes	54.0	48.4	5.6	12
Margin	11.2%	9.7%		1.5	pts

Provision for income taxes	13.1	18.9	(5.8)	(31)
Effective tax rate	24.3%	39.0%		(14.7	) pts

Net earnings	$40.9	$29.5	$11.4	39

Basic Earnings per share	$0.29	$0.21	$0.08	38
Diluted Earnings per share	$0.29	$0.21	$0.08	38

	Nine months ended March 31,
			Change
	2009	2008	$	%
		($ in millions)
Total Net revenues	$1,412.8	$1,415.1	$(2.3)	—

Cost of net revenues	1,081.5	1,063.0	18.5	2
Selling, general and administrative expenses	174.2	171.6	2.6	2
Other (income) expenses, net	(3.7)	25.7	(29.4)	(114)

Total expenses	1,252.0	1,260.3	(8.3)	(1)

Earnings before income taxes	160.8	154.8	6.0	4
Margin	11.4%	10.9%		0.5	pts

Provision for income taxes	54.4	60.4	(6.0)	(10)
Effective tax rate	33.8%	39.0%		(5.2	) pts

Net earnings	$106.4	$94.4	$12.0	13

Basic Earnings per share	$0.76	$0.68	$0.08	12
Diluted Earnings per share	$0.75	$0.67	$0.08	12

Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008

Total Net Revenues. Total Net revenues for the three months ended March 31, 2009 were $481.2 million, a decrease of $17.6 million or 4%, compared to $498.8 million for the three months ended March 31, 2008. The decrease reflects lower Net revenues in our Investor Communication Solutions segment, partially offset by growth in our Securities Processing Solutions and Clearing and Outsourcing Solutions business segments. The decline in Net revenues also reflects the unfavorable impact of actual versus budgeted foreign currency exchange rates.

Investor Communication Solutions’ segment Net revenues decreased by $8.2 million, or 2%. The decrease was a result of lower distribution revenues driven by less event-driven activity and higher adoption rates for notice and access, partially offset by increased fee revenues driven primarily by new sales less losses (“Net New Business”). Distribution revenues for the three months ended March 31, 2009 were $173.4 million, a decrease of $12.7 million, or 7%, compared to $186.1 million for the three months ended March 31, 2008.

Securities Processing Solutions’ segment Net revenues increased by $1.2 million, or 1%. Internal revenue growth was flat as the positive impact from higher non-transaction services revenues and higher trade volumes was offset by the impact of client contract renewal and extension price concessions. Net New Business was flat while an acquisition contributed 1% growth.

Clearing and Outsourcing Solutions’ segment Net revenues increased by $0.7 million, or 3%. Revenues from new sales contributed $6.9 million, consisting of both securities clearing and outsourcing services. These contributions were partially offset by $4.1 million in lower interest income primarily related to the lower Federal Funds rate and lower average margin balances. The lower Federal Funds rate contributed $2.0 million of the $4.1 million lower interest income. Excluding the unfavorable impact of lower net interest income, Net revenues increased by $4.8 million.

Total Net revenues were also unfavorably impacted by $12.0 million due to fluctuations in actual versus budgeted foreign currency exchange rates.

Other segment Net revenues increased by $0.7 million reflecting primarily one-time non-recurring termination fees during the three months ended March 31, 2009.

Nine Months Ended March 31, 2009 versus Nine Months Ended March 31, 2008

Total Net Revenues. Total Net revenues for the nine months ended March 31, 2009 were $1,412.8 million, a decrease of $2.3 million, compared to $1,415.1 million for the nine months ended March 31, 2008. The decrease reflects lower Net revenues in our Investor Communication Solutions segment, partially offset by growth in our Securities Processing Solutions and Clearing and Outsourcing Solutions business segments. The decline in Net revenues also reflects the unfavorable impact of actual versus budgeted foreign currency exchange rates.

Investor Communication Solutions’ segment Net revenues decreased by $1.2 million. The decrease was a result of lower distribution revenues driven by less event-driven activity and higher adoption rates of notice and access, partially offset by increased fee revenues driven by Net New Business and internal growth. Distribution revenues for the nine months ended March 31, 2009 were $490.8 million, a decrease of $8.6 million, or 2%, compared to $499.4 million for the nine months ended March 31, 2008.

Securities Processing Solutions’ segment Net revenues increased by $21.8 million, or 6%. The increase reflects primarily higher internal growth reflecting higher non-transaction services revenues and higher trade volume from existing clients and Net New Business growth.

Clearing and Outsourcing Solutions’ segment Net revenues increased by $3.2 million, or 4%. Revenues from new sales contributed $17.8 million, consisting of both securities clearing and outsourcing services. These contributions were partially offset by

$10.9 million in lower interest income primarily related to the lower Federal Funds rate and lower average margin balances. The lower Federal Funds rate contributed $6.7 million of the $10.9 million lower interest income. Excluding the unfavorable impact of lower net interest income, Net revenues increased by $14.1 million.

Total Net revenues were also unfavorably impacted by $19.6 million due to fluctuations in actual versus budgeted foreign currency exchange rates.

Other segment Net revenues decreased by $6.5 million reflecting primarily one-time non-recurring termination fees during the nine months ended March 31, 2008 that did not recur during the nine months ended March 31, 2009.

Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008

Total Expenses. Total expenses for the three months ended March 31, 2009 were $427.2 million, a decrease of $23.2 million, or 5%, compared to $450.4 million for the three months ended March 31, 2008. The 5% decrease in Total expenses reflects $10.4 million, or 3% decrease in Cost of net revenues, $8.7 million, or 15% decrease in Selling, general and administrative expenses, and lower Other (income) expenses, net of $4.1 million reflecting lower interest expense on our Long-term debt related to a lower outstanding balance because of the purchase of $125.0 million principal amount of our 6.125% senior notes due 2017 (the “Senior Notes”) during the nine months ended March 31, 2009, and the decline in the weighted-average interest rate on the five-year term loan facility.

Cost of net revenues for the three months ended March 31, 2009 were $372.7 million, a decrease of $10.4 million, or 3%, compared to $383.1 million for the three months ended March 31, 2008. The decrease reflects lower Cost of net revenues in our Investor Communication Solutions segment of $11.4 million, or 4%, driven by a decrease in distribution costs reflecting lower distribution revenues. Distribution cost of Net revenues for the three months ended March 31, 2009 were $156.6 million, a decrease of $11.2 million, or 7%, compared to $167.8 million for the three months ended March 31, 2008. Securities Processing Solutions’ segment Cost of net revenues increased $2.1 million, or 3%, reflecting higher investment spend related to new products, increased amortization of conversion costs and lower capitalization of conversion related resources. Clearing and Outsourcing Solutions’ segment Cost of net revenues increased $1.7 million, or 9%, related to new business. Other segment Cost of net revenues increased $3.3 million, reflecting increased investment spend of $2.3 million. Fluctuations in foreign currency exchange rates decreased Cost of net revenues by $6.1 million.

Selling, general and administrative expenses for the three months ended March 31, 2009 were $51.3 million, a decrease of $8.7 million, or 15%, compared to $60.0 million for the three months ended March 31, 2008. The decrease reflects a $1.6 million decline to stock-based compensation expense, of which $2.8 million was related to special stock option grants to corporate officers, mainly due to a higher Company stock price and accelerated stock-based compensation expense recognition during the three months ended March 31, 2008, which was primarily offset by a $1.2 million increase in stock-based compensation expense related to restricted stock due to additional restricted stock granted in fiscal year 2009. The $8.7 million decrease in Selling, general and administrative expenses also reflects one-time transition costs of $3.9 million for the three months ended March 31, 2008 that did not recur during the three months ended March 31, 2009.

Other (income) expenses, net decreased $4.1 million reflecting lower interest expense on our Long-term debt related to a lower outstanding balance because of the purchase of $125.0 million principal amount of the Senior Notes during the nine months ended March 31, 2009, and the decline in the weighted-average interest rate on the five-year term loan facility.

Nine Months Ended March 31, 2009 versus Nine Months Ended March 31, 2008

Total Expenses. Total expenses for the nine months ended March 31, 2009 were $1,252.0 million, a decrease of $8.3 million, or 1%, compared to $1,260.3 million for the nine months ended March 31, 2008. The 1% increase in Total expenses reflects an increase of $18.5 million or 2% in Cost of net revenues, an increase of $2.6 million or 2% in Selling, general and administrative expenses, more than offset by lower Other (income) expenses, net of $29.4 million reflecting an $8.5 million foreign currency exchange gain, $8.4 million gain from the purchase of our Senior Notes, and a decrease in interest expense of $13.1 million reflecting lower interest expense on our Long-term debt related to a lower outstanding balance because of the purchase of $125.0 million principal amount of the Senior Notes during the nine months ended March 31, 2009, and the decline in the weighted-average interest rate on the five-year term loan facility.

Cost of net revenues for the nine months ended March 31, 2009 were $1,081.5 million, an increase of $18.5 million, or 2%, compared to $1,063.0 million for the nine months ended March 31, 2008. The increase reflects lower Cost of net revenues in our Investor Communication Solutions segment of $1.3 million, driven by a decline in distribution costs reflecting decreased distribution revenues. Distribution cost of net revenues for the nine months ended March 31, 2009 were $440.7 million, a decrease of $5.8 million, or 1%, compared to $446.5 million for the nine months ended March 31, 2008. Securities Processing Solutions’ segment Cost of net revenues increased $15.8 million, or 7%, reflecting higher investment spend related to new products, increased amortization of conversion costs and lower capitalization of conversion related resources. Clearing and Outsourcing Solutions’ segment Cost of net revenues increased $5.1 million, or 9%, related to new business. Other segment Cost of net revenues increased $8.7 million, reflecting increased investment spend of $7.3 million. Fluctuations in foreign currency exchange rates decreased Cost of net revenues by $9.8 million.

Selling, general and administrative expenses for the nine months ended March 31, 2009 were $174.2 million, an increase of $2.6 million, or 2%, compared to $171.6 million for the nine months ended March 31, 2008. The increase reflects $8.2 million in incremental public company expenses and $2.6 million stock-based compensation expense. The $2.6 million increase to stock-based compensation expense reflects a $3.3 million increase to restricted stock-based compensation expense, due to additional restricted stock granted during the nine months ended March 31, 2009, partially offset by $0.7 million lower stock-based compensation expense related to special stock option grants to corporate officers. The $2.6 million increase in Selling, general and administrative expenses reflects an overall increase to selling expense and was partially offset by one-time transition costs of $9.5 million for the nine months ended March 31, 2008 that did not recur during the nine months ended March 31, 2009.

Other (income) expenses, net decreased $29.4 million reflecting an $8.5 million foreign currency exchange gain, $8.4 million gain from the purchase of our Senior Notes, and a decrease in interest expense of $13.1 million reflecting lower interest expense on our Long-term debt related to a lower outstanding balance because of the purchase of $125.0 million principal amount of the Senior Notes during the nine months ended March 31, 2009, and the decline in the weighted-average interest rate on the five-year term loan facility.

Earnings before Income Taxes. Earnings before income taxes for the three months ended March 31, 2009 were $54.0 million, an increase of $5.6 million, or 12%, compared to $48.4 million for the three months ended March 31, 2008. The increase reflects a decline in Total Net revenues more than offset by the decline in Total expenses during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 as discussed above. Overall margin increased from 9.7% to 11.2% for the three months ended March 31, 2008 compared to the three months ended March 31, 2009, respectively. Excluding one-time non-recurring transition costs of $3.9 million for the three months ended March 31, 2008, overall margin increased from 10.5% to 11.2%.

Earnings before income taxes for the nine months ended March 31, 2009 were $160.8 million, an increase of $6.0 million, or 4%, compared to $154.8 million for the nine months ended March 31, 2008. The increase reflects a decline in Total Net revenues more than offset by the decline in Total expenses during the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008 as discussed above. Overall margin increased from 10.9% to 11.4% for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2009, respectively. Excluding one-time non-recurring transition costs of $9.5 million for the nine months ended March 31, 2008, overall margin decreased from 11.6% to 11.4%.

Provision for Income Taxes. Our effective tax rates and provision for income taxes for the three and nine months ended March 31, 2009 were 24.3% and $13.1 million, and 33.8% and $54.4 million, respectively, compared to 39.0% and $18.9 million, and 39.0% and $60.4 million, for the three and nine months ended March 31, 2008, respectively. The decrease in our effective tax rate is primarily attributable to approved certification for a state tax credit program scheduled to expire in 2018 and lower enacted tax rates in certain U.S. state and international tax jurisdictions for the nine months ended March 31, 2009. The state tax credit program is retroactive to fiscal year 2008. The year-to-date benefit of $7.3 million is comprised of $4.0 million for fiscal year 2008, $2.2 million for the six months ended December 31, 2008 and $1.1 million for the three months ended March 31, 2009. The effect of the retroactive adjustment attributable to the reporting period for the state tax credit program applicable to prior periods is a reduction in our effective tax rate and provision for income taxes of 11.4 percentage points and $6.2 million for the three months ended March 31, 2009, and 2.5 percentage points and $4.0 million, for the nine months ended March 31, 2009.

Net Earnings and Basic and Diluted Earnings per Share. Net earnings for the three months ended March 31, 2009 were $40.9 million, an increase of $11.4 million, or 39%, compared to $29.5 million for the three months ended March 31, 2008. The increase in Net earnings reflects a decline in Total Net revenues, more than offset by a reduction in Total expenses and a lower effective tax rate during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 as discussed above.

Net earnings for the nine months ended March 31, 2009 were $106.4 million, an increase of $12.0 million, or 13%, compared to $94.4 million for the nine months ended March 31, 2008. The increase in Net earnings reflects a decline in Total Net revenues, more than offset by a reduction in Total expenses and a lower effective tax rate during the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008 as discussed above.

Basic and diluted earnings per share for the three months ended March 31, 2009 were $0.29, an increase of $0.08, or 38%, compared to $0.21 for the three months ended March 31, 2008. For the nine months ended March 31, 2009 basic and diluted earnings per share of $0.76 and $0.75, respectively, an increase of $0.08, or 12%, compared to $0.68 and $0.67 for the nine months ended March 31, 2008.

Analysis of Reportable Segments

Investor Communication Solutions, Securities Processing Solutions and Clearing and Outsourcing Solutions are the Company’s reportable segments. The primary components of “Other” are the elimination of intersegment revenues and profits and certain unallocated expenses. Foreign currency exchange is a reconciling item between the actual foreign currency exchange rates and the fiscal year 2009 budgeted foreign currency exchange rates.

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

Net Revenues

	Three Months Ended March 31,					Nine Months Ended March 31,
			Change					Change
	2009	2008	$	%		2009	2008	$	%
		($ in millions)					($ in millions)
Investor Communication Solutions	$334.7	$342.9	$(8.2)	(2)		$944.0	$945.2	$(1.2)	—
Securities Processing Solutions	130.2	129.0	1.2	1		402.8	381.0	21.8	6
Clearing and Outsourcing Solutions	23.6	22.9	0.7	3		75.5	72.3	3.2	4
Other	0.9	0.2	0.7	NM	*	1.3	7.8	(6.5)	(83)
Reconciling item:
Foreign currency exchange	(8.2)	3.8	(12.0)	NM	*	(10.8)	8.8	(19.6)	NM	*

Total	$481.2	$498.8	$(17.6)	(4)		$1,412.8	$1,415.1	$(2.3)	—

*	Not Meaningful

Earnings (Loss) Before Income Taxes

	Three Months Ended March 31,					Nine Months Ended March 31,
			Change					Change
	2009	2008	$	%		2009	2008	$	%
		($ in millions)					($ in millions)
Investor Communication Solutions	$33.3	$32.4	$0.9	3		$76.4	$89.4	$(13.0)	(15)
Securities Processing Solutions	34.1	36.0	(1.9)	(5)		111.6	109.8	1.8	2
Clearing and Outsourcing Solutions	(2.5)	(0.5)	(2.0)	NM	*	(7.3)	(4.1)	(3.2)	(78)
Other	(8.7)	(20.9)	12.2	58		(17.9)	(43.9)	26.0	59
Reconciling item:
Foreign currency exchange	(2.2)	1.4	(3.6)	NM	*	(2.0)	3.6	(5.6)	(156)

Total	$54.0	$48.4	$5.6	12		$160.8	$154.8	$6.0	4

*	Not Meaningful

Investor Communication Solutions

Net Revenues. Investor Communication Solutions’ segment Net revenues for the three months ended March 31, 2009 were $334.7 million, a decrease of $8.2 million, or 2%, compared to $342.9 million for the three months ended March 31, 2008. Of the 2% decrease, distribution revenues contributed 3 percentage points, as a result of less event-driven activity and the impact of notice and access, partially offset by 1 percentage point contribution by net fee revenues. The increase in net fee revenues was driven by Net New Business led by transaction reporting and fulfillment services. Net distribution revenues were $173.4 million, a decrease of $12.7 million, or 7%. Position growth, a key measure in the number of pieces processed, was a positive 2% for annual equity proxies and a positive 1% for mutual fund interim communications. The number of pieces processed increased 6% from 282.7 million pieces to 300.0 million pieces.

For the nine months ended March 31, 2009, Net revenues were $944.0 million, a decrease of $1.2 million, compared to $945.2 million for the nine months ended March 31, 2008. The decrease reflects lower net distribution revenues driven by less event-driven activity and the higher adoption rates for notice and access, partially offset by new business in transaction reporting and fulfillment services. Net distribution revenues were $490.8 million, a decrease of $8.6 million, or 2%. Position growth, a key measure in the number of pieces processed, was unchanged for annual equity proxies and a positive 4% for mutual fund interim communications. The number of pieces processed increased 3% from 753.1 million pieces to 774.1 million pieces.

Earnings before Income Taxes. Earnings before income taxes for the three months ended March 31, 2009 were $33.3 million, an increase of $0.9 million, or 3%, compared to $32.4 million for the three months ended March 31, 2008. Margin increased by 0.5 percentage points to 9.9% primarily due to higher net fee revenues.

Earnings before income taxes for the nine months ended March 31, 2009 were $76.4 million, a decrease of $13.0 million, or 15%, compared to $89.4 million for the nine months ended March 31, 2008. Margin decreased by 1.4 percentage points to 8.1% due to an unfavorable revenue mix and a $2.1 million one-time resolution of dispute during the nine months ended March 31, 2008.

Securities Processing Solutions

Net Revenues. Securities Processing Solutions’ segment Net revenues for the three months ended March 31, 2009 were $130.2 million, an increase of $1.2 million, or 1%, compared to $129.0 million for the three months ended March 31, 2008. Internal revenue growth was flat as the positive impact from higher non-transaction services revenues and higher trade volumes was offset by the impact of client contract renewal and extension price concessions. Net New Business was flat while an acquisition contributed 1% growth.

Securities Processing Solutions’ segment Net revenues for the nine months ended March 31, 2009 were $402.8 million, an increase of $21.8 million, or 6%, compared to $381.0 million for the nine months ended March 31, 2008. The increase in Net revenues was driven by internal growth of 4% reflecting higher non-transaction services revenues (approximately 65% of internal growth) and higher trade volume from existing clients, Net New Business growth of 1%, and growth related to an acquisition of 1%.

Earnings before Income Taxes. Earnings before income taxes for the three months ended March 31, 2009 were $34.1 million, a decrease of $1.9 million, or 5%, compared to $36.0 million for the three months ended March 31, 2008. Margin decreased by 1.7 percentage points to 26.2% for the three months ended March 31, 2009. The decrease reflects revenue growth, more than offset by higher investment spending related to new products, increased amortization of conversion costs, and lower capitalization of conversion related resources.

Earnings before income taxes for the nine months ended March 31, 2009 were $111.6 million, an increase of $1.8 million, or 2%, compared to $109.8 million for the nine months ended March 31, 2008. Margin decreased by 1.1 percentage points to 27.7% for the nine months ended March 31, 2009. The decrease reflects revenue growth, more than offset by higher investment spending related to new products, increased amortization of conversion costs, and lower capitalization of conversion related resources.

Clearing and Outsourcing Solutions

Net Revenues. Clearing and Outsourcing Solutions’ segment Net revenues were $23.6 million, an increase of $0.7 million, or 3% for the three months ended March 31, 2009, compared to $22.9 million for the three months ended March 31, 2008. Net New Business contributed 26% to the increase and consisted of both securities clearing and outsourcing services. The Net New Business contribution was partially offset by negative client internal growth of 23%, primarily driven by lower interest income due to the lower Federal Funds rate and lower average margin balances. Average margin balances for the three months ended March 31, 2009 were $472.3 million compared to $969.8 million for the three months ended March 31, 2008. The average number of trades cleared per day for the three months ended March 31, 2009 was 69,000, compared to 47,000 for the three months ended March 31, 2008. The increase in trades per day was offset by a higher ratio of lower-priced firm trades. Excluding the $4.1 million unfavorable impact of net interest income including the $2.0 million impact of the lower Federal Funds rate, Net revenues increased $4.8 million, or 29% for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.

Clearing and Outsourcing Solutions’ segment Net revenues were $75.5 million, an increase of $3.2 million, or 4% for the nine months ended March 31, 2009, compared to $72.3 million for the nine months ended March 31, 2008. Net New Business contributed 20% and consisted of both securities clearing and outsourcing services. The Net New Business contribution was partially offset by negative client internal growth of 16% primarily driven by lower interest income due to the lower Federal Funds rate and lower average margin balances. Average margin balances for the nine months ended March 31, 2009 were $691.0 million compared to $920.8 million for the nine months ended March 31, 2008. The average number of trades cleared per day for the nine months ended March 31, 2009 was 59,000, compared to 47,000 for the nine months ended March 31, 2008. The increase in trades per day was offset by a higher ratio of lower-priced firm trades. Excluding the $10.9 million unfavorable impact of net interest income including the

$6.7 million impact of the Federal Funds rate, Net revenues increased $14.1 million, or 28% for the nine months ended March 31, 2009, compared to the nine months ended March 31, 2008.

Loss before Income Taxes. Loss before income taxes for the three months ended March 31, 2009 of $2.5 million was $2.0 million lower as compared to a loss of $0.5 million for the three months ended March 31, 2008. The higher loss was due to lower interest income resulting from the lower Federal Funds rate and lower average margin balances. Excluding the unfavorable impact of lower net interest income resulting from the lower Federal Funds rate and lower average margin balances, earnings before income taxes increased $2.1 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.

Loss before income taxes for the nine months ended March 31, 2009 of $7.3 million was $3.2 million lower as compared to a loss of $4.1 million for the nine months ended March 31, 2008. The higher loss was due to lower interest income resulting from the lower Federal Funds rate and lower average margin balances. Excluding the unfavorable impact of net interest income resulting from the lower Federal Funds rate and lower average margin balances, earnings before income taxes increased $7.7 million for the nine months ended March 31, 2009, compared to the nine months ended March 31, 2008.

Other

Net Revenues. Other segment Net revenues were $0.9 million, an increase of $0.7 million for the three months ended March 31, 2009, compared to $0.2 million for the three months ended March 31, 2008 reflecting primarily one-time non-recurring termination fees during the three months ended March 31, 2009.

Other segment Net revenues were $1.3 million, a decrease of $6.5 million for the nine months ended March 31, 2009, compared to $7.8 million for the nine months ended March 31, 2008, reflecting primarily one-time non-recurring termination fees during the nine months ended March 31, 2008 that did not recur during the nine months ended March 31, 2009.

Loss before Income Taxes. The primary component of Other expenses are certain unallocated expenses. Loss before income taxes was $8.7 million for the three months ended March 31, 2009, a decrease of $12.2 million, compared to a $20.9 million loss for the three months ended March 31, 2008. Interest expense on our Long-term debt declined by $4.1 million due to a lower outstanding balance and the decline in the weighted-average interest rate on our five-year term loan facility. Unallocated stock-based compensation expense for the three months ended March 31, 2009 declined by $3.8 million, including $2.8 million related to special stock option grants to corporate officers, mainly due to higher Company stock price and accelerated expense recognition of stock-based compensation expense for the three months ending March 31, 2008. The $12.2 million decrease in Other expenses also reflects one-time transition costs of $3.9 million for the three months ended March 31, 2008 that did not recur during the three months ended March 31, 2009.

Loss before income taxes was $17.9 million for the nine months ended March 31, 2009, a decrease of $26.0 million, compared to a $43.9 million loss for the nine months ended March 31, 2008. The decrease reflects an $8.4 million gain from the purchase of $125.0 million principal amount of the Senior Notes during the nine months ended March 31, 2009 and an increase in foreign currency exchange gain of $8.5 million. Interest expense on our Long-term debt declined by $13.1 million due to a lower outstanding balance and the decline in the weighted-average interest rate on our five-year term loan facility. One time transition costs of $9.5 million during the nine months ended March 31, 2008 did not recur. The gains and expense reductions were partially offset by increased investment expenses of $7.3 million during the nine months ended March 31, 2009 and $7.0 million one-time non-recurring termination fees during the nine months ended March 31, 2008 that did not recur during the nine months ended March 31, 2009.

Financial Condition, Liquidity and Capital Resources

At March 31, 2009, Cash and cash equivalents were $310.3 million and Total stockholders’ equity was $792.3 million. At March 31, 2009, working capital was $512.3 million, compared to $553.8 million at June 30, 2008.

At March 31, 2009, the Company had $324.0 million outstanding Long-term debt, consisting of a $200.0 million five-year term loan facility and $124.0 million principal amount of the Senior Notes. During the nine months ended March 31, 2009, the Company purchased $125.0 million principal amount of the Senior Notes. The aggregate consideration paid for the Senior Notes accepted for payment, including accrued interest, was $116.3 million. The completed purchase resulted in a one-time non-cash gain from early extinguishment of debt of $8.4 million. The Senior Notes are unsecured obligations of Broadridge and rank equal in right of payment with other unsecured and unsubordinated obligations of Broadridge. Interest is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%.

Borrowings under the term loan facility bear interest at LIBOR plus 40 to 90 basis points based on debt ratings at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 60 basis points during the three and nine months ended March 31, 2009. The weighted-average interest rate on the five-year term loan facility was 1.60% and 2.87% during the three and nine months ended March 31, 2009, respectively.

Based upon current and anticipated levels of operation, management believes that the Company’s cash on hand and cash flows from operations, combined with borrowings available under credit facilities, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, capital expenditures, and working capital needs. Please refer to the discussion of net cash flows used in financing activities in the following section for further discussion of the Company’s financing activities.

Cash Flows

The cash flows from operating and financing activities for our Clearing and Outsourcing Solutions segment differ from that of our other businesses. Broker-dealer and customer margin activities and transactions require the Company to obtain financing from both internal and external sources. Additionally, regulations associated with the broker-dealer industry require cash or securities to be segregated for the exclusive benefit of customers in certain circumstances based on regulatory calculations driven by customers’ balances. As a result, management analyzes the securities clearing activities cash flows of the Clearing and Outsourcing Solutions segment separately from all other businesses.

Within operating activities, increases and decreases in Securities clearing receivables and Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations are respectively a use or a source of cash. This can be funded by an increase or applied as a decrease to Securities clearing payables (reflected within operating activities) or Short-term borrowings (reflected within financing activities).

Net cash flows provided by operating activities were as follows:

	Nine months ended March 31,
	2009	2008
	($ in millions)
Net cash flows provided by operating activities, excluding securities clearing activities	$134.9	$208.7

(Increase) decrease in Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	(116.0)	63.9
Decrease (increase) in Securities clearing receivables	567.5	(454.7)
(Decrease) increase in Securities clearing payables	(275.3)	641.6

Net cash flows provided by securities clearing activities	176.2	250.8

Net cash flows provided by operating activities, as reported	$311.1	$459.5

Net cash flows provided by operating activities, excluding securities clearing activities, were $134.9 million for the nine months ended March 31, 2009, a decrease of $73.8 million, compared to $208.7 million net cash flows provided during the nine months ended March 31, 2008. The decrease reflects improved collections of trade Accounts receivable during the prior year, which has been maintained; and a decrease in the Current liabilities for Deferred Revenues.

Net cash flows provided by securities clearing activities at our Clearing and Outsourcing Solutions segment were $176.2 million for the nine months ended March 31, 2009, a decrease of $74.6 million, compared to net cash flows provided by securities clearing activities at our Clearing and Outsourcing Solutions of $250.8 million for the nine months ended March 31, 2008. The decrease is due to an increase in Cash and Securities segregated for regulatory purposes and securities deposited with clearing organizations, partially offset by a decline in net margin debit balances due to market conditions.

Net cash flows used in investing activities for the nine months ended March 31, 2009 were $30.3 million, a decrease of $7.6 million, compared to $37.9 million net cash flows used during the nine months ended March 31, 2008. The decrease reflects higher spending of $8.8 million on acquisitions during the nine months ended March 31, 2009, compared to the nine months ended March 31, 2008, more than offset by a decrease in capital expenditures of $14.8 million.

Net cash flows used in financing activities for the nine months ended March 31, 2009 were $165.0 million and includes the Company’s purchase of $125.0 million principal amount of the Senior Notes during the nine months ended March 31, 2009. This represents a decrease of $77.2 million, compared to $242.2 million in net cash flows used in financing activities during the nine months ended March 31, 2008. The decrease reflects $20.6 million in lower payments on Long-term debt and $86.0 million in lower payments on Short-term borrowings, offset by $16.0 million in higher repurchases of the Company’s common stock intended to offset dilution from the Company’s equity compensation plans, $10.3 million lower proceeds from exercise of stock options, and an increase of $2.9 million in Dividends paid.

The $86.0 million in lower payments on Short-term borrowings within the change in Net cash flows used in financing activities is principally due to the aforementioned decrease of $74.6 million in net cash flows provided by operating activities attributable to securities clearing activities.

Liquidity Risk

Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain ratios.

Based upon current and anticipated levels of operation, management believes that the Company’s cash on hand and cash flows from operations, combined with borrowings available under credit facilities, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, capital expenditures, and working capital needs. Please refer to the discussion of net cash flows used in financing activities in the preceding section for further discussion of the Company’s financing activities.

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

Income Taxes

Our effective tax rates and provision for income taxes for the three and nine months ended March 31, 2009 were 24.3% and $13.1 million, and 33.8% and $54.4 million, respectively, compared to 39.0% and $18.9 million, and 39.0% and $60.4 million, for the three and nine months ended March 31, 2008, respectively. The decrease in our effective tax rate is primarily attributable to approved certification for a state tax credit program scheduled to expire in 2018 and lower enacted tax rates in certain U.S. state and international tax jurisdictions for the nine months ended March 31, 2009. The state tax credit program is retroactive to fiscal year 2008. The year-to-date benefit of $7.3 million is comprised of $4.0 million for fiscal year 2008, $2.2 million for the six months ended December 31, 2008 and $1.1 million for the three months ended March 31, 2009. The effect of the retroactive adjustment attributable to the reporting period for the state tax credit program applicable to prior periods is a reduction in our effective tax rate and provision for income taxes of 11.4 percentage points and $6.2 million for the three months ended March 31, 2009, and 2.5 percentage points and $4.0 million, for the nine months ended March 31, 2009.

Contractual Obligations

The Company entered into a data center outsourcing services agreement with ADP before our spin-off from ADP in March 2007 under which ADP provides the Company with data center services consistent with the services provided to the Company immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the three months ended March 31, 2009 and 2008, the Company recorded $25.8 million and $27.3 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services. For the nine months ended March 31, 2009 and 2008, the Company recorded $77.1 million and $79.8 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services.

Other Commercial Agreements

The Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million. No amounts were outstanding under this credit facility at March 31, 2009.

At March 31, 2009, Ridge Clearing had $0.8 million outstanding Short-term borrowings.

In addition, immediately prior to the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at March 31, 2009.

Off-balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at March 31, 2009 or at June 30, 2008. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

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

In the normal course of business, the securities activities of the Clearing and Outsourcing Solutions business primarily involve executions, settlement and financing of various securities transactions for a nationwide retail and institutional, customer and non-customer client base, introduced by its correspondent broker-dealers. These activities may expose the Company to financial risk in the event customers, other broker-dealers, banks, clearing organizations or depositories are unable to fulfill contractual obligations.

The Company may be exposed to a risk of loss not reflected in the Condensed Consolidated Balance Sheets for securities sold and not yet purchased, should the value of such securities rise. The securities lending activities of the Company’s Clearing and Outsourcing Solutions segment require the Company to pledge securities as collateral. In the event a counterparty is unable to meet its contractual obligation, the Company may be exposed to off-balance sheet risk of acquiring securities at prevailing market prices. The Company monitors the credit standing of counterparties with whom it conducts business. Financial risk is further controlled by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral level in the event of excess market exposure or instituting securities buy-in procedures when required.

At March 31, 2009, $200.0 million of our total $324.0 million outstanding Long-term debt is based on floating interest rates. Our term loan facility had $200.0 million outstanding at March 31, 2009. The interest rate is based on LIBOR plus 40 to 90 basis points based on our debt rating at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 60 basis points at March 31, 2009. The weighted-average interest rates were 1.60% and 2.87% during the three and nine months ended March 31, 2009, respectively.

Item 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2009 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material adverse impact on its financial condition, results of operations, or cash flows.

Item 1A.	RISK FACTORS

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A to Part I in our 2008 Annual Report on Form 10-K filed on August 14, 2008. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. Other than as set forth below, there have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2008 Annual Report on Form 10-K.

Consolidation in the financial services industry could adversely affect our revenues by eliminating some of our existing and potential clients and could make us increasingly dependent on a more limited number of clients.

There has been and continues to be merger, acquisition, and consolidation activity in the financial services industry. Mergers or consolidations of financial institutions could reduce the number of our clients and potential clients. If our clients merge with or are acquired by other firms that are not our clients, or firms that use fewer of our services, they may discontinue or reduce the use of our services. In addition, it is possible that the larger financial institutions resulting from mergers or consolidations could decide to perform in-house some or all of the services that we currently provide or could provide. Any of these developments could have a material adverse effect on our business and results of operations. The current economic slowdown and in particular, its impact on the financial services industry, has resulted in increased mergers or consolidations of our clients. Due to this recent consolidation activity, one of the 15 largest clients of our Securities Processing Solutions business has recently acquired a financial institution that performs in-house some of the securities processing services that we provide and, as a result, it has notified us that it intends to terminate these services. This client generated $13.2 million and $19.7 million of revenues during the nine months ended March 31, 2009 and in fiscal year 2008, respectively, from the services that are being terminated.

A large percentage of our revenues are derived from a small number of clients in the financial services industry.

In fiscal year 2008, we derived approximately 22% of our revenues from our five largest clients and approximately 65% of the revenues of our Securities Processing Solutions segment from the 15 largest clients in that segment. Our largest single client accounted for between 5-6% of our consolidated revenues. While these clients generally work with multiple business segments, the loss of business from any of these clients due to merger or consolidation or non-renewal of contracts would have an adverse effect on our revenues and results of operations, and the loss of any of these securities processing solutions clients could result in a material adverse effect on the revenues and results of operations of our Securities Processing Solutions segment. The current economic slowdown and in particular, its impact on the financial services industry, has resulted in increased mergers or consolidations of our clients. Due to this recent consolidation activity, one of the 15 largest clients of our Securities Processing Solutions business has recently acquired a financial institution that performs in-house some of the securities processing services that we provide and, as a result, it has notified us that it intends to terminate these services.

In addition, at the end of a contract term, clients have the opportunity to renegotiate their contracts with us and to consider whether to engage one of our competitors to provide services. If we are not successful in achieving high renewal rates with favorable terms, particularly with these clients, our revenues from such renewals and the associated earnings could be negatively impacted. The current economic slowdown and in particular, its impact on the financial services industry, has resulted in increased pricing pressure, particularly with respect to our Securities Processing Solutions services. In connection with the recent renewal and extension of some contracts with our Securities Processing Solutions clients, the increased pricing pressure has resulted in a higher than historical average rate of price concessions. These contract renewal price concessions are estimated to be approximately 5% of our annual Securities Processing Solutions segment’s revenues, compared with the historical average rate of 3% of the annual Securities Processing Solutions segment’s revenues.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our third fiscal quarter ended March 31, 2009:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans(2)
January 1, 2009 – January 31, 2009	7,790	$12.54	—	—
February 1, 2009 – February 28, 2009	—	—	—	—
March 1, 2009 – March 31, 2009	338,224	17.78	—	—

Total	346,014		—	1,000,000

(1)	Represents shares purchased from employees to pay taxes related to the vesting of restricted shares.
(2)	On August 4, 2008, the Board of Directors authorized a stock repurchase plan for the repurchase of up to two million shares of the Company’s common stock to offset share dilution created by the Company’s equity compensation plans.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 on Form 8-K filed on November 14, 2008 (File No. 001-33220)).

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: May 11, 2009	By:	/s/ Dan Sheldon
Dan Sheldon
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 on Form 8-K filed on November 14, 2008 (File No. 001-33220)).

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.