Form 10-K
period 2009-06-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2009-08-11
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED JUNE 30, 2009

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value, as of December 31, 2008, of common stock held by non-affiliates of the registrant was approximately $1,749,850,912.

As of July 31, 2009, there were 139,297,974 shares of the registrant’s common stock outstanding (excluding 2,478,829 shares held in treasury), par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within

120 days after the fiscal year end of June 30, 2009 are incorporated by reference into Part III.

i

PART I.

Forward-Looking Statements

This Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:

•	the success of Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”) in retaining and selling additional services to its existing clients and in obtaining new clients;

•	the pricing of Broadridge’s products and services;

•	changes in laws affecting the investor communication services provided by Broadridge;

•	changes in laws regulating registered securities clearing firms and broker-dealers;

•	declines in trading volume, market prices, or the liquidity of the securities markets;

•	any material breach of Broadridge security affecting its clients’ customer information;

•	Broadridge’s ability to continue to obtain data center services from its former parent company, Automatic Data Processing, Inc. (“ADP”);

•	any significant slowdown or failure of Broadridge’s systems;

•	Broadridge’s failure to keep pace with changes in technology and demands of its clients;

•	availability of skilled technical employees;

•	the impact of new acquisitions and divestitures;

•	competitive conditions;

•	overall market and economic conditions; and

•	any adverse consequences from Broadridge’s spin-off from ADP.

Broadridge disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.	Business

Overview

Broadridge is a leading global provider of technology-based solutions to the financial services industry. Our systems and services include investor communication solutions, securities processing solutions, and securities clearing and operations outsourcing solutions. In short, we provide the infrastructure that helps make the financial services industry work. With more than 40 years of experience, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities.

We serve a large and diverse client base in the financial services industry, including retail and institutional brokerage firms, global banks, mutual funds, annuity companies, institutional investors, specialty trading firms, and clearing firms. We also provide services to corporate issuers.

We deliver a broad range of solutions that help our clients better serve their retail and institutional customers across the entire investment lifecycle, including pre-trade, trade, and post-trade processing. Our securities processing systems enable our clients to process securities transactions in more than 50 countries. In fiscal year 2009, we: (i) distributed over one billion investor communications, including proxy materials, investor account statements, trade confirmations, tax statements and prospectuses; (ii) processed on average over 1.6 million equity trades and over $3 trillion in trades of United States (U.S.) fixed income securities per day; and (iii) served over 100 correspondents through our securities clearing services. Our operations are classified into three business segments:

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

Broadridge introduced several investor communication solutions in fiscal year 2009. They are The Investor Network, our Shareholder Forum and Virtual Shareholder Meeting solutions, and our new data aggregation and data management solutions. These new service offerings are described in “The Broadridge Business” section below.

Securities Processing Solutions

We offer a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, and accounting. Our services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With multi-currency capabilities, our Global Processing Solution supports real-time global trading of equity, option, mutual fund, and fixed income securities in established and emerging markets.

Clearing and Outsourcing Solutions

We provide securities transaction execution, clearing and settlement services, and operations outsourcing services through our subsidiary Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge Clearing”). Securities clearing and settlement is the process of matching, recording, and processing transaction instructions and then exchanging payment between counterparties. Ridge Clearing also provides financing for client inventory through margin lending. Our operations outsourcing solutions allow broker-dealers to outsource to Ridge Clearing certain administrative functions relating to clearing and settlement, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their business.

History and Development of Our Company

We are the former Brokerage Services division of ADP. Broadridge Financial Solutions, Inc. was incorporated in Delaware as a wholly-owned subsidiary of ADP on March 29, 2007 in anticipation of our spin-off from ADP. On March 30, 2007, we spun off from ADP and began operating as an independent public company. Our company has more than 40 years of history of providing innovative solutions to the financial services industry and publicly-held companies. In 1962, the Brokerage Services division of ADP opened for business with one client, processing an average of 300 trades per day. In 1979, we expanded our U.S.-based securities processing solutions to process Canadian securities.

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

The U.S. Securities and Exchange Commission (the “SEC”) rules require public companies to reimburse nominees for the expense of distributing stockholder communications to beneficial owners of securities held in street name. The reimbursement rates are set forth in the rules of SROs, including the NYSE. We act as a billing and collection agent for many nominees with respect to this reimbursement. We bill public companies on behalf of the nominees, collect the fee and remit to the nominee any difference between the fee that the nominee is entitled to collect and the amount that the nominee has agreed to pay us for our services.

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

The services we provide in this segment represented approximately 71%, 71%, and 73% of our total net revenues in fiscal years 2009, 2008, and 2007, respectively. They include:

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

Broadridge introduced The Investor Network to its bank and brokerage clients in fiscal year 2009. It is a comprehensive social network for validated investors. The Investor Network provides a secure environment for investors to discuss their investments, the economy and other market-related activity. It can integrate directly with a brokerage firm’s customer-facing website. This allows brokerage customers to participate as validated members without having to divulge personal and confidential information that other online social media sites typically require.

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

Broadridge introduced two investor communication solutions for corporate issuers in fiscal year 2009. They are the Shareholder Forum and Virtual Shareholder Meeting solutions. The Shareholder Forum is an online venue that offers public companies the ability to host structured, controlled communication with their shareholders on a timely and regular basis. Validated shareholders can submit questions, answer surveys in preparation of the annual meeting and year-round, and communicate in various ways with a corporation. Broadridge’s Virtual Shareholder Meeting service provides corporate issuers with the ability to host their annual meeting electronically on the Internet, either on a stand-alone basis, or in conjunction with their physical annual meeting. As the entity that provides beneficial shareholder proxy processing on behalf of many banks and brokerage firms, Broadridge can provide shareholder validation and voting to companies that want to hold virtual meetings.

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

We acquired Access Data Corp. and its Sales Vision® platform in our fourth quarter of 2009. As a result, we have expanded our product offerings to include data aggregation and data management solutions. Sales Vision is software delivered as a service (“SaaS”) and assists mutual funds in processing commission and distribution payments, monitoring their compliance with regulatory requirements, and assembling shareholder and intermediary data in a form to better drive their sales strategy and marketing programs.

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

Our securities processing services represented approximately 25%, 23%, and 24% of our total net revenues in fiscal years 2009, 2008, and 2007, respectively. These services include the following:

North American Processing Services. We provide a set of sophisticated, multi-currency systems that support real-time processing of securities transactions in North American equities, options, fixed income securities, and mutual funds. Brokerage Processing Services (“BPS”) is our core multi-currency back-office processing system that supports real-time processing of transactions in the U.S. markets. BPS handles everything from order management to clearance and settlement, and assists our clients in meeting their regulatory reporting and other back-office requirements. BPS is provided on a hosted application service provider (“ASP”) basis. We also offer a version of BPS for processing Canadian securities. In addition to our BPS offering, we provide specialized transaction processing tools and services for small to mid-market financial firms in the U.S. and Canada that are operated on separate Broadridge technology platforms. We also provide state-of-the-art fixed income transaction processing capabilities and support for front, middle, and back-office functions. Our securities processing services can be integrated with our web-based desktop applications, wealth management tools, enterprise workflow, automated inquiry reporting and record-keeping services.

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

Clearing and Outsourcing Solutions

Ridge Clearing provides securities transaction execution, clearing and settlement services, and financing of client inventory through margin lending. Ridge Clearing also provides operations outsourcing services relating to a variety of clearing, record-keeping, and custody-related functions.

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

We effect securities transactions for our clients on either a cash or margin basis. In a cash basis transaction, our clients fully pay for the purchase price of the security, and we provide execution and clearing services. In a margin transaction, we extend credit to a client for a portion of the purchase price of the security. Such credit is collateralized by securities in the client’s accounts in accordance with regulatory and internal requirements. We receive income from interest charged on such loans. In the normal course of business, we borrow securities from banks and other broker-dealers to facilitate customer short selling activity and to effect delivery of securities at settlement. Conversely, we lend securities to broker-dealers and other trading entities that need to cover their short sales and to complete transactions that require delivery of securities at settlement.

Our services to our correspondents also include an extensive mutual fund roster, a variety of retirement plans for which we are the custodian, comprehensive cash management products, brand name institutional quality research, and access to fee-based advisory products.

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

In addition, our clients can integrate our securities processing and clearing services with our other services including: (i) the processing of trade confirmations and account statements, delivered traditionally or electronically; (ii) equity and mutual fund prospectus processing; (iii) automated workflow tools that help our clients streamline their securities processing and operations activities; and (iv) a full suite of wealth management products including data aggregation tools, end-customer websites, broker desktop, financial planning and modeling tools, performance reporting and portfolio accounting. Our core systems for processing equity, option, and mutual fund transactions in the U.S. markets can also be combined with our specialized systems for processing fixed income and international securities transactions. These specialized securities processing services are fully integrated with our correspondent clearing and operations outsourcing services.

Clients

We serve a large and diverse client base in the financial services industry including retail and institutional brokerage firms, global banks, mutual funds, annuity companies, institutional investors, specialty trading firms, independent broker-dealers, and clearing firms. We also provide services to corporate issuers.

In fiscal year 2009, we:

•	processed approximately 70% of the outstanding shares in the U.S. in the performance of our proxy services;

•	distributed over one billion investor communications in either paper or electronic form, as requested by investors;

•	processed on average over 1.6 million equity trades and over $3 trillion in trades of U.S. fixed income securities per day;

•	provided fixed income trade processing services to 10 of the 18 primary dealers of fixed income securities in the U.S; and

•	served over 100 correspondents through our securities clearing services.

In fiscal year 2009, we derived approximately 27% of our revenues from five clients. Our largest single client accounted for between 6%-7% of our revenues.

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

Our mission-critical applications are designed to provide high levels of availability, scalability, reliability, and flexibility. They operate on industry standard enterprise architecture platforms that provide high degrees of horizontal and vertical scaling. This scalability and redundancy allows us to provide high degrees of system availability. In July 2006, we combined our primary data center with ADP’s data center. Those data center systems and applications are operated and managed by ADP under the data center outsourcing services agreement we entered into with ADP in connection with the spin-off from ADP in March 2007. The data center services are provided to us consistent with the services provided to us immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Under this agreement, ADP is responsible for hosting a significant portion of our mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. All critical platforms are fully supported under ADP’s disaster recovery program which provides geographic diversity and precise system, application, data and network recovery. The agreement with ADP provides for increasing volumes and the addition of new services over the term. We continue to manage the application development, information technology strategy and system architecture direction and management functions. The data center outsourcing services agreement with ADP will expire on June 30, 2012.

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

To further demonstrate our commitment to maintaining the highest levels of quality service and client satisfaction within an environment that fosters continual improvement, Broadridge’s and ADP’s data centers are International Organization for Standardization (“ISO”) 9001:2000 certified. In addition, Broadridge’s core applications and facilities for the provision of our proxy, U.S. equity and fixed income securities processing services, and ADP’s data centers are ISO 27001 certified. This security standard specifies the requirements for establishing, implementing, operating, monitoring, reviewing, maintaining and improving a documented Information Security Management System within the context of the organization’s overall business risks. It specifies the requirements for the implementation of security controls customized to the needs of individual organizations. This standard addresses confidentiality, access control, vulnerability, business continuity, and risk assessment.

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

Employees

At June 30, 2009, we had approximately 5,060 employees. None of our employees are subject to collective bargaining agreements governing their employment with our company. We believe that our employee relations are good.

Regulation

The securities and financial services industries are subject to extensive regulation in the U.S. and in other jurisdictions. As a matter of public policy, regulatory bodies in the U.S. and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors participating in those markets.

In the U.S., the securities and financial services industries are subject to regulation under both federal and state laws. At the federal level, the SEC regulates the securities industry, along with the Financial Industry Regulatory Authority, Inc. or FINRA, the various stock exchanges, and other SROs. Companies that operate in these industries, such as our subsidiary Ridge Clearing, are subject to regulations concerning many aspects of their businesses, including trade practices, capital structure, record retention, money laundering prevention, and the supervision of the conduct of directors, officers and employees. A failure by Ridge Clearing to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC authorization granted to allow the operation of our Clearing and Outsourcing Solutions business or disqualification of the directors, officers or employees of such business.

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

In addition, in 2005 the NYSE convened a Proxy Working Group to review certain NYSE rules regarding the roles and responsibilities of broker-dealers in the proxy process. The Proxy Working Group made recommendations in 2007 and certain of its recommendations have been approved or are pending approval by the SEC. The Proxy Working Group recommendations and any additional proposals by the SEC to change the proxy rules could result in further changes to the regulations and practices regarding the distribution of proxy materials, proxy voting, and stockholder communications. We continue to adapt our business practices and service offerings to assist our clients in fulfilling their obligations under evolving legal requirements and industry practices. However, any such changes may result in a negative effect on our Investor Communication Solutions business. For example, if additional modifications to the current regulations are enacted that allow for Internet delivery of additional types of investor communications without requiring that a notice be sent to stockholders, our revenues and results of operations in the Investor Communication Solutions business could be adversely affected.

Certain of the securities processing services we provide may be deemed to be mission-critical functions of financial institutions that are regulated by one or more member agencies of the Federal Financial Institutions Examination Council (“FFIEC”). We are therefore subject to examination by the member agencies of the FFIEC which are the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Office of Thrift Supervision, and the National Credit Union Association. The FFIEC conducts periodic reviews of certain of our operations in order to identify existing or potential risks associated with our operations that could adversely affect the financial institutions to which we provide services, evaluates our risk management systems and controls, and determines our compliance with applicable laws that affect the services we provide to financial institutions. In addition to examining areas such as our management of technology, data integrity, information confidentiality and service availability, the reviews also assess our financial stability. A sufficiently unfavorable review from the FFIEC could result in our clients not being allowed to use our services. In addition, we engage independent auditors to review many of our operations to provide internal control evaluations for our clients and their regulators.

Regulation of our Clearing and Outsourcing Solutions business

Our Clearing and Outsourcing Solutions business is conducted through our subsidiary, Ridge Clearing, a broker-dealer registered with the SEC and a member of FINRA and various other SROs. Our Clearing and Outsourcing Solutions business operates in the regulatory environment discussed in the following paragraphs.

As a registered broker-dealer, Ridge Clearing is required to participate in the Securities Investor Protection Corporation (“SIPC”). In the event of a broker-dealer member’s insolvency, SIPC provides protection of up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. Additional protection or excess SIPC, is provided through a group of London underwriters, with Lloyd’s of London Syndicates as the lead underwriter. This additional insurance policy becomes available to customers in the event that SIPC limits are exhausted and provides protection for securities and cash up to an aggregate of $600 million. This is provided to pay amounts in addition to those returned in a SIPC liquidation. This additional insurance policy is limited to a combined return to any customer from a trustee, SIPC and the London underwriters of $150 million, including cash of up to $2 million. It does not protect against losses from the rise and fall in the market value of investments, and does not cover all assets. Such coverages are provided in connection with our securities clearing services and are for the benefit of all customers of our introducing broker-dealer clients.

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

Regulation T was issued by the Federal Reserve Board pursuant to the Exchange Act in part to regulate the borrowing and lending of securities by broker-dealers. Although Regulation T allows broker-dealers to deposit cash in order to secure the borrowing of securities for the purpose of making deliveries of such securities in the cases of short sales, failures to receive securities they are required to deliver, or other similar cases and to lend securities for such purposes against such a deposit, it also includes provisions regarding the provision of collateral. For example, under the provisions of Regulation T, broker-dealers are generally required to collect cash equal to 50% of the value of equity securities purchased in a margin account. However, we may require the deposit of a higher percentage of the value of equity securities purchased on margin. Securities borrowed transactions are extensions of credit to the securities lender in that the lender generally receives cash collateral that exceeds the market value of the securities that were lent.

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

The Separation of Broadridge from ADP

Until March 30, 2007, Broadridge was a wholly-owned subsidiary of ADP. The spin-off by ADP of its brokerage services business became effective on March 30, 2007 through a distribution of 100% of the common stock of the Company to the holders of record of ADP’s common stock on March 23, 2007 (the “Distribution”). In connection with the spin-off, ADP received a private letter ruling from the U.S. Internal Revenue Service (“IRS”) and an opinion from tax counsel indicating that the spin-off was tax free to the stockholders, ADP, and Broadridge. Please refer to Item 1A of Part I “Risk Factors” of this Annual Report on Form 10-K for information on the tax risks associated with the spin-off from ADP.

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

In addition, to preserve the tax-free treatment to ADP of the Distribution, for specified periods of up to 30 months following the Distribution, we are generally prohibited, with a number of specified exceptions, from:

•	issuing, redeeming, or being involved in other significant acquisitions of our equity securities (excluding the Distribution of our stock in the spin-off);

•	transferring significant amounts of our assets;

•	amending our certificate of incorporation or by-laws;

•	failing to comply with the IRS requirement for a spin-off that we engage in the active conduct of a trade or business after the spin-off; or

•	engaging in other actions or transactions that could jeopardize the tax-free status of the Distribution.

Data Center Outsourcing Services Agreement

Under the data center outsourcing services agreement entered into with ADP before the Distribution, ADP provides us with data center services consistent with the services they provided to us immediately before the Distribution, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting a significant portion of our mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012.

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

There has been and continues to be merger, acquisition, and consolidation activity in the financial services industry. Mergers or consolidations of financial institutions could reduce the number of our clients and potential clients. If our clients merge with or are acquired by other firms that are not our clients, or firms that use fewer of our services, they may discontinue or reduce the use of our services. In addition, it is possible that the larger financial institutions resulting from mergers or consolidations could decide to perform in-house some or all of the services that we currently provide or could provide. Any of these developments could have a material adverse effect on our business and results of operations. The current economic slowdown and in particular, its impact on the financial services industry, has resulted in increased mergers or consolidations of our clients. Due to this recent consolidation activity, one of the 15 largest clients of our Securities Processing Solutions business has recently acquired a financial institution that performs in-house some of the securities processing services that we provide and, as a result, it has notified us that it intends to terminate these services. This client generated $23.0 million, $19.7 million, and $16.1 million of revenues during the fiscal years ended June 30, 2009, 2008, and 2007, respectively, from the services that are being terminated.

A large percentage of our revenues are derived from a small number of clients in the financial services industry.

In fiscal year 2009, we derived approximately 27% of our revenues from our five largest clients and approximately 70% of the revenues of our Securities Processing Solutions segment from the 15 largest clients in that segment. Our largest single client accounted for between 6%-7% of our consolidated revenues. While these clients generally work with multiple business segments, the loss of business from any of these clients due to merger or consolidation or non-renewal of contracts would have an adverse effect on our revenues and results of operations, and the loss of any of these securities processing solutions clients could result in a material adverse effect on the revenues and results of operations of our Securities Processing Solutions segment. The current economic slowdown and in particular, its impact on the financial services industry, has resulted in increased mergers or consolidations of our clients. Due to this recent consolidation activity, one of the 15 largest clients of our Securities Processing Solutions business has recently acquired a financial institution that performs in-house some of the securities processing services that we provide and, as a result, it has notified us that it intends to terminate these services.

At the end of a contract term, clients have the opportunity to consider whether to renew their contracts or engage one of our competitors to provide services. If we are not successful in achieving high renewal rates with favorable terms, particularly with these clients, our revenues from such renewals and the associated earnings could be negatively impacted. The current economic slowdown and in particular, its impact on the financial services industry, has resulted in increased pricing pressure, particularly with respect to our Securities Processing Solutions business. In connection with the recent renewal and extension of some contracts with our Securities Processing Solutions clients, the increased pricing pressure has resulted in a higher than historical average rate of price concessions. These contract renewal price concessions are estimated to be approximately 5% of our annual Securities Processing Solutions segment’s revenues, compared with the historical average rate of 3% of the annual Securities Processing Solutions segment’s revenues.

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

In addition, in 2005 the NYSE convened a Proxy Working Group to review certain NYSE rules regarding the roles and responsibilities of broker-dealers in the proxy process. The Proxy Working Group made recommendations in 2007 and certain of its recommendations have been approved or are pending approval by the SEC. The Proxy Working Group recommendations and any additional proposals by the SEC to change the proxy rules could result in further changes to the regulations and practices regarding the distribution of proxy materials, proxy voting and stockholder communications. We continue to adapt our business practices and service offerings to assist our clients in fulfilling their obligations under evolving legal requirements and industry practices. However, any such changes may result in a negative effect on our Investor Communication Solutions business. For example, if additional modifications to the current regulations are enacted that allow for Internet delivery of additional types of investor communications without requiring that a notice be sent to stockholders, our revenues and results of operations in the Investor Communication Solutions business could be adversely affected.

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

Any slowdown or failure of our computer or communications systems or those of our outsourced data center services provider could impact our ability to provide services to our clients and support our internal operations and could subject us to liability for losses suffered by our clients or their customers.

Our services depend on our ability to store, retrieve, process, and manage significant databases, and to receive and process transactions and investor communications through a variety of electronic systems and media. Our systems, those of our outsourced data center services provider, or any other systems with which ours interact could slow down significantly or fail for a variety of reasons, including:

•	computer viruses or undetected errors in internal software programs or computer systems;

•	inability to rapidly monitor all system activity;

•	inability to effectively resolve any errors in internal software programs or computer systems once they are detected;

•	heavy stress placed on systems during peak times; or

•	power or telecommunications failure, fire, flood or any other disaster.

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

If the credit ratings of our outstanding indebtedness are downgraded, or if rating agencies indicate that a downgrade may occur, our business, financial position, and results of operations could be adversely affected and perceptions of our financial strength could be damaged. A downgrade would have the effect of increasing our borrowing costs, and could decrease the availability of funds we are able to borrow, adversely affecting our business, financial position, and results of operations. In addition, a downgrade could adversely affect our relationships with our clients. For further information with respect to our borrowing costs, see Note 11, “Borrowings” to our Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K.

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

The global securities industry is characterized by increasingly complex infrastructures and products, new and changing business models and rapid technological changes. Our clients’ needs and demands for our products and services evolve with these changes. For example, given recent industry and market events, clients of our Securities Processing Solutions business are increasingly focused on more sophisticated and comprehensive operational risk management models and practices to increase transparency, exercise controls, and minimize potential exposure. Our future success will depend, in part, on our ability to respond to our clients’ demands for new services, capabilities and technologies on a timely and cost-effective basis, to adapt to technological advancements and changing standards, and to address our clients’ increasingly sophisticated requirements.

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

Our continued success depends on our ability to attract and retain key personnel such as our senior management and other qualified personnel to conduct our Investor Communication Solutions, Securities Processing Solutions, and Clearing and Outsourcing Solutions businesses. We do not have employment agreements with any of our key personnel. The market for such experienced senior managers and other qualified personnel is extremely competitive. There can be no assurance that we will be successful in our efforts to recruit and retain the required key personnel. If we are unable to attract and retain qualified individuals or our recruiting and retention costs increase significantly, our operations and financial results could be materially adversely affected.

The inability to identify, obtain and retain important intellectual property rights to technology could harm our business.

Our success depends in part upon the development and acquisition of systems and applications to conduct our business. These systems and applications are primarily developed by employees or obtained through acquisitions. Our success will increasingly depend in part on our ability to identify, obtain and retain intellectual property rights to technology, both for internal use as well as for use in providing services to our clients, either through internal development, acquisition or licensing from others, or alliances with others. Our inability to identify, obtain and retain rights to certain technology on favorable terms and conditions would make it difficult to conduct business, or to timely introduce new and innovative technology-based products and services, which could harm our business, financial condition, and results of operations.

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

•	legacy issues: protecting against actions, claims, regulatory investigations, losses, and other liabilities related to the predecessor business.

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

Trading volume, market prices, and liquidity of the securities markets are affected by general national and international economic and political conditions, and broad trends in business and finance that result in changes in volume and price levels of securities transactions. These factors include:

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

We address this potential client loss by offering our operations outsourcing service, which affords firms an ability to remain or become self-clearing without the necessity of maintaining this infrastructure. However, some firms may nevertheless choose to change to self-clearing operations and not outsource their operations to us, which could have a material adverse effect on our business, financial condition, and results of operations.

Our securities clearing business may be exposed to risk from our counterparties and third parties.

In the normal course of business, our securities clearing activities involve transaction execution, clearing and settlement services, and financing of client inventory through margin lending. With these activities, we may be exposed to risk in the event our clients, other broker-dealers, banks, clearing organizations, or depositories are unable to fulfill contractual obligations. Furthermore, the margin loans we provide to investors subject us to risks inherent in extending credit. Our credit risk includes the risk that the market value of the collateral we hold could fall below the amount of an investor’s indebtedness. This risk is especially great when the market value of the collateral becomes highly volatile. Our agreements with margin account investors permit us to liquidate their securities with or without prior notice in the event that the amount of margin collateral becomes insufficient. Despite those agreements and our internal policy with respect to margin, which may be more restrictive than is required under applicable laws and regulations, we may be unable to liquidate the customers’ securities for various reasons, including the fact that:

•	the pledged securities may not be actively traded;

•	there may be an undue concentration of securities pledged; or

•	the securities pledged have been deemed worthless or have been canceled by their issuer.

Our margin lending is subject to the margin rules of the Federal Reserve Board and FINRA, whose rules generally permit margin loans of up to 50% of the value of the securities collateralizing the margin account loan at the time the loan is made, subject to requirements that the customer deposit additional securities or cash in its accounts so that the customers’ equity in the account is at least 25% of the value of the securities in the account. In certain circumstances, we may provide a higher degree of margin leverage to our correspondents with respect to their proprietary trading businesses. As a result, we may increase the risks otherwise associated with margin lending with respect to these correspondents and customer accounts.

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

In addition, because our Clearing and Outsourcing Solutions business is heavily regulated, regulatory approval may be required before expansion of our business activities. We may not be able to obtain the necessary regulatory approvals for any desired expansion. Even if approvals are obtained, they may impose restrictions on our business and could require us to incur significant compliance costs or adversely affect the development of business activities in affected markets. For further discussion of the regulatory framework in which we operate, see Item 1 of Part I “Business—Regulation” in this Annual Report on Form 10-K.

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

The IRS ruling and opinion from tax counsel confirming the tax-free status of the Distribution relied on certain representations and undertakings from us, and the tax-free status of the Distribution could be affected if these representations and undertakings are not correct or are violated. If the Distribution fails to qualify for tax-free treatment, it will be treated as a taxable dividend to ADP stockholders in an amount equal to the fair market value of our stock issued to ADP stockholders. In that event, ADP would be required to recognize a gain equal to the excess of the sum of the fair market value of our stock on the Distribution date and the amount of cash received in the cash distribution over ADP’s tax basis in our stock.

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

We operate our business from 42 facilities. We own a 20,000 square foot facility in Mount Laurel, New Jersey, where we perform certain product development functions. We also own a 36,000 square foot facility in Wheat Ridge, Colorado, where we perform securities processing services. We lease three facilities in Edgewood, New York with a combined space of 709,000 square feet which are used in connection with our Investor Communication Solutions business. We lease space at 37 additional locations, subject to customary lease arrangements, including a 67,000 square foot facility in Lake Success, New York that serves as our corporate headquarters as well as the location of our Clearing and Outsourcing Solutions business. Our leases expire on a staggered basis. We believe our facilities are currently adequate for their intended purposes and are adequately maintained.

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

Our common stock began trading “regular way” on the NYSE under the symbol “BR” on April 2, 2007. There were 17,600 stockholders of record as of July 31, 2009. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low closing prices of the common stock on the NYSE as well as dividends declared per share during the fiscal quarters indicated:

Common Stock Market Price	High	Low	Dividends Declared
Fiscal Year 2009
First Quarter	$21.44	$15.10	$0.07
Second Quarter	14.83	9.72	0.07
Third Quarter	19.27	12.84	0.07
Fourth Quarter	19.82	16.00	0.07

Fiscal Year 2008
First Quarter	$20.34	$16.29	$0.06
Second Quarter	23.96	18.23	0.06
Third Quarter	23.52	17.08	0.06
Fourth Quarter	22.90	16.76	0.06

Dividend Policy

We expect to pay cash dividends on our common stock. On August 11, 2009, our Board of Directors increased our quarterly cash dividend by $0.07 per share to $0.14 per share, an increase in our annual dividend amount of $0.28 per share. However, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.

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

Performance Graph

The following graph compares the cumulative total stockholder return on Broadridge common stock from March 22, 2007, the date our common stock commenced trading on a “when issued” basis, to June 30, 2009 with the comparable cumulative return of (i) the S&P 400 MidCap Index, and (ii) the S&P 400 Information Technology Index. The graph assumes $100 was invested on March 22, 2007 in our common stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock.

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

	March 22, 2007	June 30, 2007	December 31, 2007	June 30, 2008	December 31, 2008	June 30, 2009
Broadridge Common Stock Value	$100.00	$95.42	$112.59	$106.29	$63.93	$85.20
S&P 400 MidCap Index Value	$100.00	$105.25	$101.49	$97.53	$64.72	$70.20
S&P 400 Information Technology Index Value	$100.00	$107.14	$103.42	$91.33	$60.81	$74.91

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 11, 2009, the Board of Directors authorized a stock repurchase plan for the repurchase of up to 10 million shares of the Company’s common stock to offset share dilution created by the Company’s equity compensation plans and to opportunistically repurchase shares. The following table contains information about our purchases of our equity securities for each of the three months during our fourth quarter ended June 30, 2009.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Approximate Dollar Value that May Yet Be Purchased Under the Plan(1)
April 1, 2009 – April 30, 2009	—	—	—	—
May 1, 2009 – May 31, 2009	—	—	—	—
June 1, 2009 – June 30, 2009	1,000,000	$17.66	1,000,000	—

Total	1,000,000	$17.66	1,000,000	—

(1)	On August 4, 2008, the Board of Directors authorized a stock repurchase plan for the repurchase of up to two million shares of the Company’s common stock to offset share dilution created by the Company’s equity compensation plans. There are no shares remaining for repurchase under this share repurchase plan.

ITEM 6.	Selected Financial Data

Broadridge spun-off from ADP on March 30, 2007. Financial data is presented on a combined basis for periods preceding the spin-off and on a consolidated basis subsequently. The following tables set forth selected consolidated and combined financial information from our audited Consolidated and Combined Financial Statements (the “Financial Statements”) as of and for the fiscal years ended June 30, 2009, 2008 and 2007. Our Financial Statements include various adjustments to amounts in our Financial Statements when we were a subsidiary of ADP. The selected consolidated and combined financial data presented below should be read in conjunction with our Financial Statements and the accompanying Notes included in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our Financial Statements may not be indicative of our future performance and do not necessarily reflect what our financial condition and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented before we spun from ADP, including many changes that will occur in the operations and capitalization of our company as a result of our separation from ADP.

	Years Ended June 30,
	2009	2008	2007	2006	2005
	(in millions, except for per share amounts)
Statements of Earnings Data
Net revenues	$2,149.3	$2,207.5	$2,137.9	$1,933.3	$1,717.1
Earnings from continuing operations before income taxes	$346.3	$325.9	$320.8	$302.7	$273.9
Net earnings(a)	$223.3	$192.2	$197.1	$180.5	$166.4
Basic earnings per share from continuing operations(b)	$1.60	$1.38	$1.42	$1.30	$1.20
Diluted earnings per share from continuing operations(b)	$1.58	$1.36	$1.42	$1.30	$1.20
Basic Weighted-average shares outstanding	140.0	139.6	138.8	138.8	138.8
Diluted Weighted-average shares outstanding	141.6	141.0	139.0	138.8	138.8
Cash dividends declared per common share	$0.28	$0.24	$0.06	$—	$—

	June 30,
	2009	2008	2007	2006	2005
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$280.9	$198.3	$88.6	$50.1	$31.6
Securities clearing receivables	1,011.3	1,369.9	1,241.2	836.8	947.6
Total current assets	2,003.6	2,079.2	1,960.0	1,405.9	1,682.1
Property, plant and equipment, net	75.4	82.6	77.4	80.7	75.4
Total assets	2,774.7	2,833.6	2,678.2	2,134.7	2,422.7
Securities clearing payables	1,088.1	1,157.4	915.4	613.6	729.1
Total current liabilities	1,420.7	1,525.4	1,428.6	990.3	1,065.3
Long-term debt	324.1	447.9	617.7	—	—
Total liabilities	1,865.7	2,087.8	2,147.1	1,091.5	1,136.2
Total stockholders’ equity	909.0	745.8	531.1	1,043.2	1,286.5

(a)	The comparison between the results of operations for the fiscal years 2006 and 2005 is affected by the impact of our adoption of Statement of Financial Accounting (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) effective July 1, 2005, using the modified prospective method. Total stock-based compensation expense included in continuing operations increased $22.4 million to $24.6 million in fiscal year 2006 from $2.2 million in fiscal year 2005 due to the recording of expenses for our stock option and employee stock purchase plans.

(b)	The computation of basic earnings per share (“EPS”) is based on the Company’s Net earnings divided by the basic Weighted-average shares outstanding. On March 30, 2007, the separation from ADP was completed in a tax-free distribution to the Company’s stockholders of one share of the Company’s common stock for every four shares of ADP common stock held on March 23, 2007. As a result, on March 30, 2007, the Company had 138.8 million Weighted-average shares outstanding, and this Weighted-average share amount is utilized for the calculation of basic EPS for all periods presented before the Distribution. For all periods before the date of Distribution, the same number of Weighted-average shares outstanding is used for the calculation of diluted EPS as for basic EPS as no common stock of the Company existed before March 31, 2007 and no equity awards of the Company were outstanding for the prior periods. Diluted EPS subsequent to the Distribution reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and shares of restricted stock have vested.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal years ended June 30, 2009, 2008, and 2007 and should be read in conjunction with our Financial Statements and accompanying Notes thereto included elsewhere herein. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results may differ materially from the results discussed in this Item 7 because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” and “Risk Factors” included in Item 1 of this Annual Report on Form 10-K.

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

As an independent public company, we are responsible for these services and bear all of these expenses directly. The historical allocation of ADP’s expenses to us may be significantly less than the actual costs we will incur as an independent company. For the fiscal years ended June 30, 2009 and 2008, and for the period from the date of the Distribution to June 30, 2007, the Company incurred approximately $36.4 million, $26.6 million and $8.0 million, respectively, in public company related expenses.

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

The Company acquired one business in the Investor Communication Solutions segment in fiscal year 2009 for $45.2 million. This acquisition resulted in approximately $31.4 million of goodwill. Intangible assets acquired, which totaled approximately $13.0 million, consist primarily of acquired technology and customer relationships that are being amortized over a five-year life and seven-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

The Company acquired one business in the Securities Processing Solutions segment in fiscal year 2009 for $13.7 million. In addition, the Company agreed to pay contingent consideration, subject to the acquired business’ achievement of specified revenue targets. The maximum remaining payout based on the achievement of fiscal year 2010 revenue target is $10.9 million. This acquisition resulted in approximately $11.2 million of goodwill. Intangible assets acquired, which totaled approximately $3.8 million, consist primarily of acquired technology and customer relationships that are being amortized over a five-year life and seven-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

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

BORROWINGS

On March 29, 2007, the Company entered into a $1,190.0 million senior unsecured credit facility, consisting of a $440.0 million five-year term loan facility, a $500.0 million five-year revolving credit facility and a $250.0 million one-year revolving credit facility. On March 29, 2007, the Company borrowed $440.0 million under the five-year term loan facility and $250.0 million under the one-year revolving credit facility. The proceeds received in connection with the $690.0 million of borrowings were paid to ADP on March 30, 2007 as a dividend. These credit facilities are subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At June 30, 2009 and 2008, the Company was not aware of any instances of non-compliance with the financial covenants of these credit facilities. During the fiscal years ended June 30, 2009, 2008 and 2007, the Company repaid zero, $170.0 million and $70.0 million, respectively, of the five-year term loan facility. The one-year revolving credit facility was cancelled upon repayment on May 29, 2007 with the net proceeds from the issuance of $250.0 million in aggregate principal amount of the 6.125% Senior Notes due 2017 (the “Senior Notes”) and cash. The terms of the Senior Notes are governed by an indenture, dated as of May 29, 2007, by and between Broadridge and U.S. Bank National Association, as trustee thereunder. The Senior Notes are unsecured obligations of Broadridge and rank equally in right of payment with other unsecured and unsubordinated obligations of Broadridge. Interest is payable semiannually on June 1 and December 1 each year based on a fixed per annum rate equal to 6.125%. During fiscal year 2009, the Company completed the purchase of $125.0 million principal amount of the Senior Notes (including $1.0 million unamortized bond discount) pursuant to the cash tender offer for such notes. The consideration paid for the Senior Notes accepted for payment was $116.3 million. The completed purchase resulted in a one-time non-cash gain from early extinguishment of debt of $8.4 million. Please refer to Note 11, “Borrowings” to our Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a more detailed discussion.

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

Goodwill. We review the carrying value of all our goodwill in accordance with Financial Accounting Standards Board, (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, we utilize a discounted future cash flow approach using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the particular business’ weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows, the weighted-average cost of capital and the terminal value growth rate assumptions. The weighted-average cost of capital takes into account the relative weights of each component of our consolidated capital structure (equity and long-term debt). Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-range planning process. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. We had $511.1 million of goodwill as of June 30, 2009. Given the significance of our goodwill, an adverse change to the fair value could result in an impairment charge, which could be material to our earnings. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in our calculations of the fair values of the reporting units would have no impact on the reported value of our goodwill.

Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our Financial Statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). In addition, although currently not under any U.S. or foreign income tax exam for the period March 31, 2007 through June 30, 2009, in the future we expect to be subject to the continuous examination of our income tax returns by the IRS and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our Financial Statements. As of June 30, 2009, we had estimated foreign net operating loss carryforwards of approximately $23.4 million as of June 30, 2009 of which $7.3 million expires in 2010 through 2016 and $16.1 million which has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $45.8 million, which expire in 2020 through 2029, $28.4 million of which relates to a U.S. subsidiary not included the Company’s U.S. federal consolidated tax return. We have recorded valuation allowances of $25.7 million and $29.8 million at June 30, 2009 and 2008, respectively, because the Company does not believe that it is more likely than not that it will be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings.

Share-based Payments. SFAS No. 123R, “Share-Based Payment,” requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock options issued by using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Determining these assumptions are subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock options. A hypothetical change of five percentage points applied to the volatility assumption used to determine the fair value of the fiscal year 2009 stock option grants would result in approximately a $0.8 million change in total pre-tax stock-based compensation expense for the fiscal year 2009 grants, which would be amortized over the vesting period. A hypothetical change of one year in the expected life assumption used to determine the fair value of the fiscal year 2009 stock option grants would result in approximately a $0.4 million change in the total pre-tax stock-based compensation expense for the fiscal year 2009 grants, which would be amortized over the vesting period. A hypothetical change of one percentage point in the forfeiture rate assumption used for the fiscal year 2009 stock option grants would result in approximately a $0.1 million change in the total pre-tax stock-based compensation expense for the fiscal year 2009 grants, which would be amortized over the vesting period. A hypothetical one-half percentage point change in the dividend yield assumption used to determine the fair value of the fiscal year 2009 stock option grants would result in approximately a $0.5 million change in the total pre-tax stock-based compensation expense for the fiscal year 2009 grants, which would be amortized over the vesting period.

RECENT DEVELOPMENTS

The current economic slowdown and in particular, its impact on the financial services industry, has resulted in increased mergers or consolidations of our clients, and could reduce the number of our clients and potential clients. If our clients merge with or are acquired by other firms that are not our clients, or firms that use fewer of our services, they may discontinue or reduce the use of our services. In addition, it is possible that the larger financial institutions resulting from mergers or consolidations could decide to perform in-house some or all of the services that we currently provide or could provide. One of the 15 largest clients of our Securities Processing Solutions business has recently acquired a financial institution that performs in-house some of the securities processing services that we provide and, as a result, it has notified us that it intends to terminate these services. This client generated $23.0 million, $19.7 million, and $16.1 million of revenues during the fiscal years ended

June 30, 2009, 2008, and 2007, respectively, from the services that are being terminated. We will, however, continue to provide this client with certain investor communications and securities processing services.

Also, the current economic conditions have caused increased pricing pressure, particularly with respect to our Securities Processing Solutions business. In connection with the recent renewal and extension of some contracts with our Securities Processing Solutions clients, the increased pricing pressure has resulted in a higher than historical average rate of price concessions. These contract renewal price concessions are estimated to be approximately 5% of our annual Securities Processing Solutions segment’s revenues, compared with the historical average rate of 3% of the annual Securities Processing Solutions segment’s revenues.

RESULTS OF OPERATIONS

The following discussions of Analysis of Consolidated and Combined Operations and Analysis of Reportable Segments refers to the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008, and the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007. The Analysis of Consolidated and Combined Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Consolidated and Combined Results of Operations.

ANALYSIS OF CONSOLIDATED AND COMBINED OPERATIONS

Fiscal 2009 Compared to Fiscal 2008

The table below presents Consolidated Statement of Earnings data for the fiscal years ended June 30, 2009 and 2008, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2009	2008	Change
			($)	(%)
	($ in millions, except for per share amounts)
Services revenues	$2,111.6	$2,151.6	$(40.0)	(2)
Other	43.3	82.5	(39.2)	(48)

Total revenues	2,154.9	2,234.1	(79.2)	(4)
Interest expense from securities operations	5.6	26.6	(21.0)	(79)

Net revenues	2,149.3	2,207.5	(58.2)	(3)

Cost of net revenues	1,574.1	1,606.4	(32.3)	(2)
Selling, general and administrative expenses	224.9	244.3	(19.4)	(8)
Other expenses, net	4.0	30.9	(26.9)	(87)

Total expenses	1,803.0	1,881.6	(78.6)	(4)

Earnings before income taxes	346.3	325.9	20.4	6
Margin	16.1%	14.8%		1.3	pts
Provision for income taxes	123.0	133.7	(10.7)	(8)
Effective tax rate	35.5%	41.0%		(5.5	) pts

Net earnings	$223.3	$192.2	$31.1	16

Basic Earnings Per Share	$1.60	$1.38	$0.22	16
Diluted Earnings Per Share	$1.58	$1.36	$0.22	16

Total Net revenues. Total Net revenues for the fiscal year ended June 30, 2009 were $2,149.3 million, a decrease of $58.2 million or 3%, compared to $2,207.5 million for the fiscal year ended June 30, 2008. The 3% decrease in Total Net revenues reflects a $40.0 million, or 2% decrease in Services revenues, a $39.2 million, or 48% decrease in Other revenues, and lower interest expense from securities operations of $21.0 million.

Services revenues for the fiscal year ended June 30, 2009 were $2,111.6 million, a decrease of $40.0 million, or 2% compared to $2,151.6 million for the fiscal year ended June 30, 2008. The decrease reflects lower distribution revenues of $51.0 million, lower event-driven revenues of $19.8 million, unfavorable impact of foreign exchange rates of $29.6 million and lower non-recurring termination fees of $6.7 million. Partially offsetting the decline in revenue were increases in sales less losses (“Net New Business”) of $38.0 million, internal growth net of concessions of $24.6 million, and revenue gains from acquisitions of $4.5 million.

Other revenues for the fiscal year ended June 30, 2009 were $43.3 million, a decrease of $39.2 million, or 48% compared to $82.5 million for the fiscal year ended June 30, 2008. The decrease reflects lower interest income of $35.7 million driven by lower Federal Funds rate and lower margin balances, lower software maintenance revenues of $1.1 million and unfavorable impact of foreign exchange rates of $2.4 million.

Other interest expense from securities operations for the fiscal year ended June 30, 2009 were $5.6 million, a decrease of $21.0 million, or 79% compared to $26.6 million for the fiscal year ended June 30, 2008. The decrease reflects lower interest expense driven by lower Federal Funds rate and lower margin balances.

Total Expenses. Total expenses for the fiscal year ended June 30, 2009 were $1,803.0 million, a decrease of $78.6 million, or 4%, compared to $1,881.6 million for the fiscal year ended June 30, 2008. The 4% decrease in Total expenses reflects $32.3 million, or 2% decrease in Cost of net revenues, $19.4 million, or 8% decrease in Selling, general and administrative expenses, and lower Other expenses, net of $26.9 million reflecting lower interest expense on our Long-term debt related to a lower outstanding balance because of the purchase of $125.0 million principal amount of our Senior Notes during fiscal year 2009, and the decline in the weighted-average interest rate on the five-year term loan facility.

Cost of net revenues for the fiscal year ended June 30, 2009 were $1,574.1 million, a decrease of $32.3 million, or 2%, compared to $1,606.4 million for the fiscal year ended June 30, 2008. The decrease reflects lower Cost of net revenues in our Investor Communication Solutions segment of $45.9 million, or 4%, driven by a decline in distribution costs reflecting decreased distribution revenues. Distribution Cost of net revenues for the fiscal year ended June 30, 2009 were $664.5 million, a decrease of $47.2 million, or 7%, compared to $711.7 million for the fiscal year ended June 30, 2008. Securities Processing Solutions segment’s Cost of net revenues increased $15.5 million, or 5%, reflecting higher investment spend related to new products, increased amortization of conversion costs and lower capitalization of conversion related resources. Clearing and Outsourcing Solutions segment’s Cost of net revenues increased $9.0 million, or 11%, related to new business. Other segment Cost of net revenues increased $4.8 million, reflecting increased investment spend of $8.5 million. Fluctuations in foreign currency exchange rates decreased total Cost of net revenues by $15.7 million.

Selling, general and administrative expenses for the fiscal year ended June 30, 2009 were $224.9 million, a decrease of $19.4 million, or 8%, compared to $244.3 million for the fiscal year ended June 30, 2008. The decrease reflects a $9.8 million increase in incremental public company expenses, an increase of $3.9 million of selling expenses driven by higher closed sales, and a $10.2 million decrease in stock-based compensation expense. The $10.2 million decrease to stock-based compensation expense primarily reflects a $5.4 million decrease in stock-based compensation expense related to special stock option grants to corporate officers. The $19.4 million decrease in Selling, general and administrative expenses reflects an overall decrease to selling expense including one-time transition costs of $13.7 million for the fiscal year ended June 30, 2008 that did not recur during the fiscal year ended June 30, 2009. Fluctuations in foreign currency exchange rates decreased total Selling, general and administrative expenses by $6.0 million.

Other expenses, net decreased $26.9 million, reflecting a $2.8 million foreign currency exchange gain, $8.4 million gain from the purchase of $125.0 million principal amount of the Senior Notes, and a decrease in interest expense of $17.0 million reflecting lower interest expense on our Long-term debt related to a lower outstanding balance because of the purchase of the Senior Notes during the fiscal year ended June 30, 2009, and the decline in the weighted-average interest rate on the five-year term loan facility.

Earnings before Income Taxes. Earnings before income taxes for the fiscal year ended June 30, 2009 were $346.3 million, an increase of $20.4 million, or 6%, compared to $325.9 million for the fiscal year ended June 30, 2008. The increase reflects a decline in Total Net revenues more than offset by the decline in Total expenses during the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008, as discussed above. Overall margin increased from 14.8% to 16.1% for the fiscal year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008. Excluding one-time non-recurring transition costs of $13.7 million for the fiscal year ended June 30, 2008, overall margin increased from 15.4% to 16.1%.

Provision for Income Taxes. Our effective tax rate and provision for income taxes for the fiscal year ended June 30, 2009 were 35.5% and $123.0 million, respectively, compared to 41.0% and $133.7 million, respectively, for the fiscal year ended June 30, 2008. The decrease in our effective tax rate is primarily attributable to approved certification for a state tax credit program scheduled to expire in 2018 and lower enacted tax rates in certain U.S. state and international tax jurisdictions for fiscal year ended June 30, 2009. The state tax credit program is retroactive to fiscal year 2008. The year-to-date benefit of $8.0 million is comprised of $4.0 million for fiscal year 2008 and $4.0 million for fiscal year 2009, The effect of the retroactive adjustment attributable to the reporting period for the state tax credit program applicable to prior periods is a reduction in our effective tax rate and provision for income taxes of 1.2 percentage points and $4.0 million, for the fiscal year ended June 30, 2009.

Net Earnings and Basic and Diluted Earnings per Share. Net earnings for the fiscal year ended June 30, 2009 were $223.3 million, an increase of $31.1 million, or 16%, compared to $192.2 million for the fiscal year ended June 30, 2008. The increase in Net earnings reflects a decline in Total Net revenues, more than offset by a reduction in Total expenses and a lower effective tax rate during the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 as discussed above.

Basic and Diluted Earnings per share for the fiscal year ended June 30, 2009 were $1.60 and $1.58, respectively, an increase of $0.22, or 16% for both basic and diluted, compared to $1.38 and $1.36, respectively, for the fiscal year ended June 30, 2008.

Fiscal 2008 Compared to Fiscal 2007

The table below presents Consolidated and Combined Statement of Earnings data for the fiscal years ended June 30, 2008 and 2007, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2008	2007	Change
			($)	(%)
	($ in millions, except for per share amounts)
Services revenues	$2,151.6	$2,078.7	$72.9	4
Other	82.5	84.0	(1.5)	(2)

Total revenues	2,234.1	2,162.7	71.4	3
Interest expense from securities operations	26.6	24.8	1.8	7

Net revenues	2,207.5	2,137.9	69.6	3

Cost of net revenues	1,606.4	1,588.1	18.3	1
Selling, general and administrative expenses	244.3	216.7	27.6	13
Other expenses, net	30.9	12.3	18.6	151

Total expenses	1,881.6	1,817.1	64.5	4

Earnings before income taxes	325.9	320.8	5.1	2
Margin	14.8%	15.0%		(0.2	) pts
Provision for income taxes	133.7	123.7	10.0	8
Effective tax rate	41.0%	38.6%		2.4	pts

Net earnings	$192.2	$197.1	$(4.9)	(3)

Basic Earnings Per Share	$1.38	$1.42	$(0.04)	(3)
Diluted Earnings Per Share	$1.36	$1.42	$(0.06)	(4)

Total Net revenues. Total Net revenues for the fiscal year ended June 30, 2008 were $2,207.5 million, an increase of $69.6 million or 3%, compared to $2,137.9 million for the fiscal year ended June 30, 2007. The 3% increase in total net revenues reflects a $72.9 million or 4% increase in Services revenues, a $1.5 million or 2% decrease in Other revenues, and higher interest expense from securities operations of $1.8 million.

Services revenues for the fiscal year ended June 30, 2008 were $2,151.6 million, an increase of $72.9 million, or 4% compared to $2,078.7 million for the fiscal year ended June 30, 2007. The increase reflects both higher internal growth net of concessions of $74.9 million, a favorable impact from foreign exchange rates of $25.6 million and non-recurring termination fees of $7.6 million. Partially reducing the gain in services revenue were lower distribution revenues of $13.1 million, lower event driven revenues of $4.3 million and lower Net New Business of $17.8 million.

Other revenues for the fiscal year ended June 30, 2008 were $82.5 million, a decrease of $1.5 million, or 2% compared to $84.0 million for the fiscal year ended June 30, 2007. The decrease reflects lower interest income of $1.3 million, lower software maintenance revenues of $1.1 million and a $0.9 million favorable impact from foreign exchange rates.

Other interest expense from securities operations for the fiscal year ended June 30, 2008 were $26.6 million, an increase of $1.8 million, or 7% compared to $24.8 million for the fiscal year ended June 30, 2007.

Total Expenses. Total expenses for the fiscal year ended June 30, 2008 were $1,881.6 million, an increase of $64.5 million, or 4%, compared to $1,817.1 million for the fiscal year ended June 30, 2007. The increase in Total expenses reflects an increase of $18.3 million, or 1% in Cost of net revenues, an increase of $27.6 million, or 13% in Selling, general and administrative expenses, and an increase of $18.6 million in Other expenses, net.

Cost of net revenues for the fiscal year ended June 30, 2008 were $1,606.4 million, an increase of $18.3 million, or 1%, compared to $1,588.1 million for the fiscal year ended June 30, 2007. Cost of net revenues in our Investor Communication Solutions segment decreased by $7.6 million, or 1%, driven by a decrease in distribution costs attributable to the impact of our new notice and access proxy solution, higher suppressions, and the previously announced loss of a large client; partially offset by higher rates generated by the U.S. Postal Service’s postage rate change. Distribution Cost of net revenues for the fiscal year ended June 30, 2008 were $711.7 million, a decrease of $20.1 million, or 3%, compared to $731.8 million for the fiscal year ended June 30, 2007. Cost of net revenues in our Securities Processing Solutions segment increased $9.3 million, or 3%, reflecting higher investment expenses related to new products, net of the change in methodology for charging of services to the Clearing and Outsourcing Solutions segment. Cost of net revenues in our Clearing and Outsourcing Solutions segment decreased $3.0 million, or 4%, reflecting the change in methodology for charging of services provided by the Company’s other segments. Other segment Cost of net revenues increased $7.0 million, reflecting $8.0 million related to the change in methodology for charging the Clearing and Outsourcing Solutions segment for services provided by the Company’s other segments, partially offset by non-recurring charges in the fiscal year ended June 30, 2007. Fluctuations in foreign currency exchange rates also increased total Cost of net revenues by $12.6 million.

Selling, general and administrative expenses for the fiscal year ended June 30, 2008 were $244.3 million, an increase of $27.6 million, or 13%, compared to $216.7 million for the fiscal year ended June 30, 2007. The increase primarily reflects $26.6 million in incremental public company expenses, $7.5 million of selling expenses driven by higher closed sales, and $13.4 million in stock compensation expense, of which $7.2 million represents the expense related to the special stock option grants to corporate officers. The increase in Selling, general and administrative expenses was partially offset by the elimination of royalty fees of $27.3 million which are no longer paid to ADP.

Other expenses, net increased $18.6 million, reflecting $20.7 million related to interest expense on borrowings, partially offset by $1.9 million in lower interest expense on notes payable to ADP affiliated parties.

Earnings before Income Taxes. Earnings before income taxes for the fiscal year ended June 30, 2008 were $325.9 million, an increase of $5.1 million, or 2%, compared to $320.8 million for the fiscal year ended June 30,

2007 and are attributable to higher Net revenues and expenses, as discussed above. Overall margin decreased from 15.0% to 14.8% for the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007.

Provision for Income Taxes. Our effective tax rate for fiscal year 2008 was 41.0%, compared to 38.6% for fiscal year 2007. The increase in the effective tax rate is primarily attributable to a one-time adjustment related to our spin-off from ADP.

Net Earnings and Basic and Diluted Earnings per Share. Net earnings for the fiscal year ended June 30, 2008 were $192.2 million, a decrease of $4.9 million, or 3%, compared to $197.1 million for the fiscal year ended June 30, 2007. The lower Net earnings reflects increased Net revenues, offset by increased expenses, and a higher effective tax rate, as described above. Basic and Diluted Earnings per share decreased 3% and 4%, to $1.38 and $1.36, respectively for the fiscal year ended June 30, 2008.

ANALYSIS OF REPORTABLE SEGMENTS

Investor Communication Solutions, Securities Processing Solutions, and Clearing and Outsourcing Solutions are the Company’s reportable segments. The primary components of “Other” are the elimination of inter-segment revenues and profits and certain unallocated expenses. Foreign exchange is a reconciling item between the actual foreign exchange rates and fiscal year 2009 budgeted foreign exchange rates. The prior fiscal years’ reportable segment Net revenues have been adjusted to reflect updated fiscal year 2009 budgeted foreign exchange rates. This adjustment represents a reconciling difference to Net revenues and Earnings from continuing operations before provision for income taxes.

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

The Clearing and Outsourcing Solutions segment is charged for services provided by other segments and it records these costs as operating expenses. Before January 2007, the Clearing and Outsourcing Solutions segment was billed for these services on a mark-up basis with the other segments recording revenue for the amount of these billings. For the fiscal year ended June 30, 2007, the Clearing and Outsourcing Solutions segment was billed $2.0 million for services provided by the Investor Communication Solutions segment and $6.0 million for services provided by the Securities Processing Solutions segment. Beginning in January 2007, the Company changed its methodology for charging the Clearing and Outsourcing Solutions segment for services provided by the Company’s other segments. For the fiscal year ended June 30, 2008 and from January 1, 2007 through June 30, 2007, the Clearing and Outsourcing Solutions segment was charged $4.6 million and $1.4 million, respectively, from the Investor Communication Solutions segment and $3.4 million and $2.1 million, respectively, from the Securities Processing Solutions segment based on the cost of providing such services. The other segments record these services as cost transfers in Cost of net revenues.

Net Revenues

				Change
	Years Ended June 30,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%
				($ in millions)
Investor Communication Solutions	$1,531.0	$1,575.2	$1,554.2	$(44.2)	(3)	$21.0	1
Securities Processing Solutions	533.8	514.4	509.9	19.4	4	4.5	1
Clearing and Outsourcing Solutions	101.4	95.8	93.8	5.6	6	2.0	2
Other	1.5	8.5	(7.0)	(7.0)	(82)	15.5	NM	*
Foreign currency exchange	(18.4)	13.6	(13.0)	(32.0)	NM *	26.6	NM	*

Total Net revenues	$2,149.3	$2,207.5	$2,137.9	$(58.2)	(3)	$69.6	3

*	Not Meaningful

Earnings before Income Taxes

				Change
	Years Ended June 30,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%
				($ in millions)
Investor Communication Solutions	$248.9	$255.3	$226.8	$(6.4)	(3)	$28.5	13
Securities Processing Solutions	142.6	137.5	148.4	5.1	4	(10.9)	(7)
Clearing and Outsourcing Solutions	(9.1)	(5.0)	(11.9)	(4.1)	(82)	6.9	58
Other	(31.9)	(68.0)	(36.4)	36.1	53	(31.6)	(87)
Foreign currency exchange	(4.2)	6.1	(6.1)	(10.3)	NM *	12.2	NM *

Earnings before income taxes	$346.3	$325.9	$320.8	$20.4	7	$5.1	2

*	Not Meaningful

Investor Communication Solutions

Fiscal Year 2009 Compared to Fiscal Year 2008

Net Revenues. Investor Communication Solutions segment’s Net revenues for the fiscal year ended June 30, 2009 were $1,531.0 million, a decrease of $44.2 million, or 3%, compared to $1,575.2 million for the fiscal year ended June 30, 2008. The decrease reflects lower net distribution revenues driven by less event-driven activity and higher adoption rates for notice and access, partially offset by increased recurring revenues driven by Net New Business and internal growth. Net distribution revenues were $756.8 million, a decrease of $51.0 million, or 6%. Position growth, a key measure in the number of pieces processed, was negative 2% for annual equity proxies and a positive 4% for mutual fund interim communications. The total number of pieces processed decreased 1% from 1,210.5 million pieces to 1,196.8 million pieces.

Earnings before Income Taxes. Earnings before income taxes for the fiscal year ended June 30, 2009 were $248.9 million, a decrease of $6.4 million, or 3%, compared to $255.3 million for the fiscal year ended June 30, 2008. Margin increased 0.1 percentage point compared to the prior year to 16.3%.

Fiscal Year 2008 Compared to Fiscal Year 2007

Net Revenues. Investor Communication Solutions segment’s Net revenues for the fiscal year ended June 30, 2008 were $1,575.2 million, an increase of $21.0 million, or 1%, compared to $1,554.2 million for the fiscal year ended June 30, 2007. Of the 1%, increase in net fee revenues contributed 2.0 percentage points and was partially offset by a decrease in net distribution revenues of 1.0 percentage point. The increase in net fee revenues was driven by internal growth of 3% resulting from gains in processing fees due to the impact of our new notice and access proxy solution, higher suppressions, and higher activity in interim communication services, and transaction reporting and fulfillment. Net revenues from new sales increased by 1%, driven by transaction reporting and fulfillment; offset by the previously announced loss of a large client (anniversary date of loss was the third quarter of fiscal year 2008), resulting in 1% reduction in net new business. Net distribution revenues were $807.8 million, a decrease of $13.1 million, or 2%, driven primarily by the impact of our new notice and access proxy solution, higher suppressions, and the previously announced loss of a large client; partially offset by higher rates generated by the U.S. Postal Service’s postage rate change. Position growth, which is a measure of how many holders own a security compared to the prior fiscal year and a key factor in the number of pieces processed, was a positive 2% for annual equity proxies and a positive 9% for mutual fund interims. The number of pieces processed increased 4% from 1,166.8 million pieces to 1,210.5 million pieces.

Earnings before Income Taxes. Earnings before income taxes for the fiscal year ended June 30, 2008 were $255.3 million, an increase of $28.5 million, or 13%, compared to $226.8 million for the fiscal year ended June 30, 2007. Margin increased 1.6 percentage points to 16.2% of which higher net fee revenues and operating leverage, including the impact of our new notice and access proxy solution, contributed 1.0 percentage point and net distribution revenues contributed 0.6 percentage point.

Securities Processing Solutions

Fiscal Year 2009 Compared to Fiscal Year 2008

Net Revenues. Securities Processing Solutions segment’s Net revenues for the fiscal year ended June 30, 2009 were $533.8 million, an increase of $19.4 million, or 4%, compared to $514.4 million for the fiscal year ended June 30, 2008. The increase in Net revenues was driven by internal growth of 2.0 percentage points reflecting higher non-transaction services revenues, higher Net New Business of 1.0 percentage point, and revenue contribution from an acquisition.

Earnings before Income Taxes. Earnings before income taxes for the fiscal year ended June 30, 2009 were $142.6 million, an increase of $5.1 million, or 4%, compared to $137.5 million for the fiscal year ended June 30, 2008. Margin was unchanged from 26.7%. Margin contribution from higher revenue was more than offset by higher investment spending related to new products, increased amortization of conversion costs, and lower capitalization of conversion related resources.

Fiscal Year 2008 Compared to Fiscal Year 2007

Net Revenues. Securities Processing Solutions segment’s Net revenues for the fiscal year ended June 30, 2008 were $514.4 million, an increase of $4.5 million, or 1%, compared to $509.9 million for the fiscal year ended June 30, 2007. The increase in Net revenues was due to higher internal growth of 5% reflecting strong trade volume compared to the prior fiscal year from existing clients during the six months ended December 31, 2007, partially offset by the reduction in revenue related to the change in methodology of charging for services provided to the Clearing and Outsourcing Solutions segment. Net New Business reduced Net revenues growth by 3%, driven by the previously announced loss of a large client.

Earnings before Income Taxes. Earnings before income taxes for the fiscal year ended June 30, 2008 were $137.5 million, a decrease of $10.9 million, or 7%, compared to $148.4 million for the fiscal year ended June 30, 2007. Margin decreased 2.4% to 26.7%. The decrease in Earnings before income taxes reflects new business coming on board with lower margins due to amortization of implementation costs compared to lost business where implementation costs were fully amortized. The decrease is also attributable to the change in methodology of charging for services provided to our Clearing and Outsourcing Solutions segment and higher investment spend related to new products.

Clearing and Outsourcing Solutions

Fiscal Year 2009 Compared to Fiscal Year 2008

Net Revenues. Clearing and Outsourcing Solutions segment’s Net revenues were $101.4 million, an increase of $5.6 million, or 6% for the fiscal year ended June 30, 2009, compared to $95.8 million for the fiscal year ended June 30, 2008. Net New Business contributed 22 percentage points and consisted of both securities clearing and outsourcing services. Client internal growth contributed negative 16 percentage points primarily driven by lower interest income due to the lower Federal Funds rate and lower average margin balances. Average margin balances for the fiscal year ended June 30, 2009 were $638.0 million, compared to $898.3 million for the fiscal year ended June 30, 2008. The average number of trades cleared per day for the fiscal year ended June 30, 2009 was 64,000, compared to 48,000 for the fiscal year ended June 30, 2008. The increase in trades per day was offset by a higher ratio of lower-priced firm trades. Excluding the $15.3 million unfavorable impact to internal growth of net interest income from the $8.0 million impact of the Federal Funds rate and lower margin balances, Net revenues increased $20.9 million, or 22% for the fiscal year ended June 30, 2009, compared to the fiscal year ended June 30, 2008.

Loss before Income Taxes. Loss before income taxes for the fiscal year ended June 30, 2009 of $9.1 million was $4.1 million higher as compared to a Loss before income taxes of $5.0 million for the fiscal year ended June 30, 2008. The higher loss was due to lower interest income resulting from the lower Federal Funds rate and lower average margin balances. Excluding the unfavorable impact of net interest income resulting from the lower Federal Funds rate and lower average margin balances, Earnings before income taxes increased $11.2 million for the fiscal year ended June 30, 2009, compared to the fiscal year ended June 30, 2008.

Fiscal Year 2008 Compared to Fiscal Year 2007

Net Revenues. Clearing and Outsourcing Solutions segment’s Net revenues were $95.8 million, an increase of $2.0 million, or 2% for the fiscal year ended June 30, 2008, compared to $93.8 million for the fiscal year ended June 30, 2007. The increase in Net revenues was due to a positive contribution from new sales of 13%, essentially offset by a previously announced loss of a client, and positive internal growth of 2% net of lower interest income due to the lower Federal funds rate. Average margin balances for the fiscal year ended June 30, 2008 were $898.3 million compared to $687.7 million for the fiscal year ended June 30, 2007. For the fiscal year ended June 30, 2008, the average number of trades cleared per day were 48,000 compared to 34,000 for the fiscal year ended June 30, 2007.

Loss before Income Taxes. Loss before income taxes was $5.0 million, an improvement of $6.9 million, for the fiscal year ended June 30, 2008, compared to a loss before income taxes of $11.9 million for the fiscal year ended June 30, 2007. The improvement was due to higher Net revenues, as well as lower expenses resulting from the change in methodology beginning in January 2007 that resulted in $3.5 million in lower charges for services provided by the Company’s other segments.

Beginning in January 2007, the Company changed its methodology for charging the Clearing and Outsourcing Solutions segment for services provided by the Company’s other segments. The Clearing and Outsourcing Solutions segment is charged for services based on the other segments’ cost of providing such services. Prior to January 2007, the Clearing and Outsourcing Solutions segment was billed for these services on a mark-up basis with the other segments recording revenue for the amount of these billings. The following table summarizes the amounts charged to the Clearing and Outsourcing Solutions segment by the Company’s other segments for the fiscal years 2008 and 2007. The amounts billed by the other segments and recorded as Cost of net revenues by the Clearing and Outsourcing Solutions segment were as follows:

	Years Ended June 30,
	2008	2007	Change
			($)	(%)
	($ in millions)
Investor Communication Solutions	$3.4	$3.4	$—	—
Securities Processing Solutions	4.6	8.1	(3.5)	(43)

Total expenses	$8.0	$11.5	$(3.5)	(30)

Other

Fiscal Year 2009 Compared to Fiscal Year 2008

Net Revenues. Other Net revenues were $1.5 million, a decrease of $7.0 million for the fiscal year ended June 30, 2009, compared to $8.5 million for the fiscal year ended June 30, 2008, reflecting primarily one-time non-recurring termination fees during the fiscal year ended June 30, 2008 that did not recur during the fiscal year ended June 30, 2009.

Loss before Income Taxes. The primary components of Other expenses are certain unallocated expenses and Other expenses, net. Loss before income taxes was $31.9 million for the fiscal year ended June 30, 2009, a decrease of $36.1 million, compared to a $68.0 million loss for the fiscal year ended June 30, 2008. The decrease reflects an $8.4 million gain from the purchase of $125.0 million principal amount of the Senior Notes during the fiscal year ended June 30, 2009 and an increase in foreign currency exchange gain of $2.8 million. Interest expense on our Long-term debt declined by $17.0 million due to a lower outstanding balance and the decline in the weighted-average interest rate on our five-year term loan facility. One-time transition costs of $13.7 million during the fiscal year ended June 30, 2008 did not recur. Stock compensation expense decreased by $8.2 million primarily due to higher expense for the fiscal year ended June 30, 2008 related to the special stock option grants to corporate officers granted in that fiscal year. The gains and expense reductions were partially offset by increased investment expenses of $8.5 million during the fiscal year ended June 30, 2009 and $7.0 million in one-time non-recurring termination fees earned during the fiscal year ended June 30, 2008 that did not recur during the fiscal year ended June 30, 2009.

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

The primary components of Other expenses are certain unallocated expenses and Other expenses, net. Total other loss before income taxes was $68.0 million for the fiscal year ended June 30, 2008 compared to a $36.4 million loss before income taxes for the fiscal year ended June 30, 2007. The $31.6 million increase reflects $20.2 million in non-allocated corporate costs, of which $6.1 million reflects investment expenses related to new products, and $8.9 million in stock compensation expense, of which $7.2 million represents the expense related to the special stock option grants to corporate officers, $20.7 million in interest expense related to the Company’s borrowings, and the elimination of intercompany Interest expense from securities operations. The loss is partially offset by termination revenues of $7.6 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009 and 2008, Cash and cash equivalents were $280.9 million and $198.3 million, respectively. Total stockholders’ equity was $909.0 million and $745.8 million at June 30, 2009 and 2008, respectively. At June 30, 2009, working capital was $582.9 million, compared to $553.8 million at June 30, 2008.

On March 29, 2007, the Company entered into a $1,190.0 million senior unsecured credit facility, consisting of a $440.0 million five-year term loan, a $500.0 million five-year revolving credit facility and a $250.0 million one-year revolving credit facility. On March 29, 2007, the Company borrowed $440.0 million under the five-year term loan facility and $250.0 million under the one-year revolving credit facility. The proceeds received in connection with the $690.0 million of borrowings were paid to ADP on March 30, 2007 as a dividend. These credit facilities are subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At June 30, 2009 and 2008, the Company was not aware of any instances of non-compliance with the financial covenants of these credit facilities.

During the fiscal years 2009, 2008, and 2007, the Company repaid zero, $170.0 million and $70.0 million, respectively, of the five-year term loan facility. The one-year revolving credit facility was cancelled upon repayment on May 29, 2007 with the net proceeds from the issuance of $250.0 million in aggregate principal amount of the Senior Notes and cash. The terms of the Senior Notes are governed by an indenture, dated as of May 29, 2007, by and between Broadridge and U.S. Bank National Association, as trustee thereunder. The Senior Notes are unsecured obligations of Broadridge and rank equally in right of payment with other unsecured and unsubordinated obligations of Broadridge. Interest is payable semiannually on June 1 and December 1 each year based on a fixed per annum rate equal to 6.125%. During fiscal year 2009, the Company completed the purchase of $125.0 million principal amount of the Senior Notes (including $1.0 million unamortized bond discount)

pursuant to the cash tender offer for such notes. The consideration paid for the Senior Notes accepted for payment was $116.3 million. The completed purchase resulted in a one-time non-cash gain from early extinguishment of debt of $8.4 million. Please refer to Note 11 “Borrowings” to our Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a more detailed discussion.

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

Net cash flows provided by operating activities were as follows:

	Years Ended June 30,
	2009	2008	Change
	($ in millions)
Net cash flows provided by operating activities, excluding securities clearing activities	$282.3	$336.0	$(53.7)

(Increase) decrease in Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	(212.8)	32.7	(245.5)
Decrease (increase) in Securities clearing receivables	358.6	(128.7)	487.3
(Decrease) increase in Securities clearing payables	(69.3)	242.0	(311.3)

Net cash flows provided by securities clearing activities	76.5	146.0	(69.5)

Net cash flows provided by operating activities, as reported	$358.8	$482.0	$(123.2)

Net cash flows provided by operating activities, excluding securities clearing activities, were $282.3 million for the fiscal year ended June 30, 2009, a decrease of $53.7 million, compared to $336.0 million net cash flows provided during the fiscal year ended June 30, 2008. Trade Accounts receivable decreased during the prior year by $87.0 million and further decreased in the current year by $31.7 million, this change of $55.3 million is the primary reason that net cash flows provided by operating activities, excluding securities clearing activities decreased by $53.7 million, despite an improvement in collections of trade Accounts receivable.

Net cash flows provided by securities clearing activities at our Clearing and Outsourcing Solutions segment were $76.5 million for the fiscal year ended June 30, 2009, a decrease of $69.5 million, compared to net cash flows provided by securities clearing activities at our Clearing and Outsourcing Solutions segment of $146.0 million for the fiscal year ended June 30, 2008. The decrease in cash flows provided is due to an increase in cash and securities segregated for regulatory purposes and a decline in securities clearing payables, primarily driven by decreased securities lending activities. This was partially offset by a decline in net securities clearing receivables due to lower margin balances.

Net cash flows used in investing activities for the fiscal year ended June 30, 2009 were $90.7 million, an increase of $38.1 million, compared to $52.6 million for the fiscal year ended June 30, 2008. The increase reflects higher spending of $54.7 million on acquisitions during the fiscal year ended June 30, 2009, compared to the fiscal year ended June 30, 2008, partially offset by a decrease in capital expenditures of $14.6 million.

Net cash flows used in financing activities for the fiscal year ended June 30, 2009 were $188.6 million and includes the Company’s purchase of $125.0 million principal amount of the Senior Notes during the fiscal year ended June 30, 2009. This represents a decrease of $131.8 million, compared to $320.4 million for the fiscal year ended June 30, 2008. The decrease in Net cash flows used in financing activities reflects $55.6 million in lower payments on Long-term debt and $128.4 million in lower payments on Short-term borrowings, offset by $33.6 million in higher repurchases of the Company’s common stock intended to offset dilution from the Company’s equity compensation plans, $13.0 million in lower proceeds from exercise of stock options, and an increase of $4.3 million in Dividends paid.

The aforementioned $128.4 million in lower payments on Short-term borrowings within the change in Net cash flows used in financing activities reflects $136.6 million of payments for the fiscal year ended June 30, 2008 funded by net cash flows provided by securities clearing activities of $146.0 million for the fiscal year ended June 30, 2008. Net cash flows provided by securities clearing activities of $76.5 million for the fiscal year ended June 30, 2009 were used to increase cash held at the Clearing and Outsourcing Solutions segment by $68.0 million.

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

The Company, headquartered in the U.S., is routinely examined by the IRS as part of the IRS U.S. federal income tax audit of ADP and is also routinely examined by the tax authorities in the U.S. states and foreign countries in which it conducts business. The tax years under audit examination vary by tax jurisdiction. With respect to U.S. federal income taxes, the Company was a member of the ADP U.S. federal income tax consolidated group through March 30, 2007. As a member of the ADP U.S. federal income tax consolidation, the Company is included in any IRS examination of ADP for periods up to and including March 30, 2007. ADP and the Company are currently under IRS audit for the fiscal year ended June 30, 1998 through the fiscal year ended June 30, 2002 which was substantially completed in fiscal year 2009. In addition, the IRS is conducting an examination of fiscal years 2003 through 2007. As a member of the ADP U.S. federal income tax consolidated group and pursuant to a tax allocation agreement between the Company and ADP, the U.S. federal income tax payable of the Company for the period ended March 30, 2007, will be assumed by ADP. In addition, any items of income or expense successfully challenged by the IRS attributable to the business operations of the Company for tax periods ended March 30, 2007 or earlier, will be tax liabilities assumed by ADP. Correspondingly, any items of income or expense attributable to the business operations of the Company for tax periods ended March 30, 2007 or earlier, which are settled favorably with the IRS by ADP will remain with ADP. Accordingly, the Company has not established any tax reserves or tax assets with respect to U.S. federal income taxes for the tax period ended March 30, 2007.

The tax allocation agreement between the Company and ADP also extends to the Company’s U.S. state income tax and most foreign income tax liabilities and tax assets. Thus, for any foreign or U.S. state income tax liabilities or tax assets relating to tax periods ended March 30, 2007 or earlier attributable to the Company’s business operations, depending on the tax jurisdiction, ADP will either make payments directly to the appropriate tax authorities or reimburse the Company for tax payments the Company made to the tax authorities that related to tax liabilities subject to the tax allocation agreement to the extent that such tax liabilities are in excess of amounts provided for in respect of such income taxes on the Consolidated Balance Sheet of the Company including the Notes thereto, as of June 30, 2009. Similarly, to the extent that there are any tax refunds attributable to the Company’s business operations in a particular tax jurisdiction for the period ended March 30, 2007 or earlier, ADP will either receive such refund directly from the appropriate tax authorities or receive reimbursement from the Company for the refund received by the Company that is subject to the tax allocation agreement.

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

Defined Benefit Pension Plans

Before the spin-off from ADP on March 30, 2007, certain employees of the Company were covered by ADP’s domestic defined benefit plans. In addition, certain employees of the Company were part of ADP’s Supplemental Officer Retirement Plan (“ADP SORP”). The ADP SORP is a defined benefit plan pursuant to which ADP will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. Liabilities and assets related to these plans remain with ADP. Domestic pension expense allocated to the Company for the fiscal year ended June 30, 2007 was $3.5 million. ADP SORP expense allocated to the Company for the fiscal year ended June 30, 2007 was $0.2 million.

The Company’s Board of Directors approved a Broadridge sponsored Supplemental Officer Retirement Plan (“Broadridge SORP”). The Broadridge SORP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. The amount charged to expense for the Broadridge SORP was $0.6 million, $0.5 million, and $0.2 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. Broadridge’s management believes the ADP SORP expense allocation and the Broadridge SORP are not material to the Financial Statements.

Contractual Obligations

The following table summarizes our contractual obligations to third parties as of June 30, 2009 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	($ in millions)
Long-term debt(1)	$324.1	$—	$200.0	$—	$124.1
Operating lease and software licenses(2)	133.0	41.4	62.7	22.5	6.4
Purchase obligations(3)	294.9	100.4	194.5	—	—

Total	$752.0	$141.8	$457.2	$22.5	$130.5

(1)	These amounts represent the principal repayments of Long-term debt and are included on our Consolidated Balance Sheets. As of June 30, 2009, we had $324.1 million of outstanding debt consisting of $200.0 million of a term loan facility and $124.1 million in Senior Notes. See Note 11, “Borrowings” and Note 12, “Regulatory Requirements” to our Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for additional information about our Borrowings and related matters. Excludes future cash payments related to interest expense as the term loan facility is variable rate and the interest payments will ultimately be determined by the rates in effect during each period.

(2)	Included in these amounts are various facilities and equipment leases and software license agreements. We enter into operating leases in the normal course of business relating to facilities and equipment, as well as the licensing of software. The majority of our lease agreements have fixed payment terms based on the passage of time. Certain facility and equipment leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices. Our future operating lease obligations could change if we exit certain contracts and if we enter into additional operating lease agreements.

(3)	Purchase obligations primarily relate to payments to ADP related to a data center outsourcing services agreement entered into before Distribution and purchase and maintenance agreements on our software, equipment and other assets.

The Company entered into a data center outsourcing services agreement with ADP before the Distribution under which ADP provides the Company with data center services consistent with the services provided to the Company immediately before the Distribution, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the fiscal years 2009 and 2008 and the period from the date of Distribution to June 30, 2007, the Company recorded $102.8 million, $107.0 million, and $27.5 million, respectively, of expenses in the Consolidated and Combined Statements of Earnings related to this agreement.

Before the Distribution, the Company entered into a transition services agreement with ADP to provide for an orderly transition to being an independent company. Among the principal services to be provided to the Company by ADP were operational and administrative infrastructure-related services such as accounts payable processing, procurement support, and human resources administrative services. ADP ceased providing most of the services under the transition services agreement on March 31, 2008, but the Company and ADP have agreed that ADP shall continue to provide certain administrative and infrastructure-related services through

December 31, 2009. For the fiscal years ended June 30, 2009 and 2008 and the period from the date of Distribution to June 30, 2007, the Company recorded expenses of $0.4 million, $2.3 million, and $0.4 million, respectively, in the Consolidated and Combined Statements of Earnings related to these services.

ADP and the Company entered into a number of commercial service agreements pursuant to which ADP and the Company are providing services to each other. Services provided by ADP to the Company include human resources, payroll and benefits administration services provided by ADP in the ordinary course of its business to third party entities on terms and conditions management believes are similar to those the Company could obtain from other providers of these services. For the fiscal years ended June 30, 2009 and 2008 and the period from the date of Distribution to June 30, 2007, the Company recorded $2.5 million, $2.0 million, and $0.5 million, respectively, of expenses in the Consolidated and Combined Statements of Earnings related to these agreements. Services provided by the Company to ADP include providing fulfillment and other services that the Company provides in the ordinary course of its business to third parties on terms and conditions it believes will be similar to those available to other third parties. For the fiscal years ended June 30, 2009 and 2008 and the period from the date of Distribution to June 30, 2007, the Company recorded $23.4 million, $21.1 million and $4.4 million, respectively, of revenue in the Consolidated and Combined Statements of Earnings related to these agreements.

Other Commercial Commitments

The Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million. As of June 30, 2009, no amounts were outstanding under this credit facility.

At June 30, 2009, Ridge Clearing had no loan payables under various secured and unsecured, uncommitted overnight bank credit facilities.

In addition, immediately before the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest LIBOR plus 250 basis points. There were no outstanding borrowings under these lines of credit at June 30, 2009.

Significant Non-Cash Transactions

On July 1, 2006 the Company transferred at net book value $3.0 million of equipment and $21.0 million of software and software licenses to ADP. This transfer was related to the consolidation of our data center with ADP’s data center before the Distribution.

Off-Balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at June 30, 2009, 2008, and 2007. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2, “Summary of Significant Accounting Policies—Q. New Accounting Pronouncements” to our Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a discussion on the impact of the adoption of new accounting pronouncements.

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

As of June 30, 2009, $200.0 million of our total $324.1 million in debt outstanding is based on floating interest rates. Our term loan facility had a balance outstanding of $200.0 million as of June 30, 2009. The interest rate is based on LIBOR plus 40 to 90 basis points based on our debt rating at the time of borrowing. The weighted-average interest rate was 2.36% as of June 30, 2009.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Broadridge Financial Solutions, Inc.

1981 Marcus Avenue

Lake Success, NY 11042

We have audited the accompanying consolidated balance sheets of Broadridge Financial Solutions, Inc. and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated and combined statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of the Broadridge Financial Solutions, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York

August 11, 2009

Broadridge Financial Solutions, Inc.

Consolidated and Combined Statements of Earnings

(In millions, except per share amounts)

	Years Ended June 30,
	2009	2008	2007
Revenues:
Services revenues	$2,111.6	$2,151.6	$2,078.7
Other	43.3	82.5	84.0

Total revenues	2,154.9	2,234.1	2,162.7
Interest expense from securities operations	5.6	26.6	24.8

Net revenues	2,149.3	2,207.5	2,137.9

Cost of net revenues	1,574.1	1,606.4	1,588.1
Selling, general and administrative expenses	224.9	244.3	216.7
Other expenses, net	4.0	30.9	12.3

Total expenses	1,803.0	1,881.6	1,817.1

Earnings before income taxes	346.3	325.9	320.8
Provision for income taxes	123.0	133.7	123.7

Net earnings	$223.3	$192.2	$197.1

Basic earnings per share	$1.60	$1.38	$1.42

Diluted earnings per share	$1.58	$1.36	$1.42

Weighted-average shares outstanding:
Basic	140.0	139.6	138.8
Diluted	141.6	141.0	139.0
Dividends declared per common share	$0.28	$0.24	$0.06

See notes to consolidated and combined financial statements.

Broadridge Financial Solutions, Inc.

Consolidated Balance Sheets

(In millions, except per share amounts)

	June 30, 2009	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$280.9	$198.3
Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	246.5	33.7
Accounts receivable, net of allowance for doubtful accounts of $2.3 and $3.8, respectively	381.0	415.4
Securities clearing receivables, net of allowance for doubtful accounts of $2.0 and $2.0, respectively	1,011.3	1,369.9
Other current assets	83.9	61.9

Total current assets	2,003.6	2,079.2
Property, plant and equipment, net	75.4	82.6
Other non-current assets	143.3	157.4
Goodwill	511.1	484.3
Intangible assets, net	41.3	30.1

Total assets	$2,774.7	$2,833.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$75.3	$89.9
Accrued expenses and other current liabilities	222.7	252.6
Securities clearing payables	1,088.1	1,157.4
Deferred revenues	34.6	25.5

Total current liabilities	1,420.7	1,525.4
Long-term debt	324.1	447.9
Other non-current liabilities	70.0	53.6
Deferred revenues	50.9	60.9

Total liabilities	1,865.7	2,087.8

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $.01 par value: Authorized, 650.0 shares; issued, 141.8 and 140.5 shares at June 30, 2009 and 2008, respectively; outstanding, 139.3 and 140.4 shares at June 30, 2009 and 2008, respectively	1.4	1.4
Additional paid-in capital	505.9	469.5
Retained earnings	432.3	248.2
Treasury stock—at cost, 2.5 and 0.1 shares, respectively	(37.5)	(2.0)
Accumulated other comprehensive income	6.9	28.7

Total stockholders’ equity	909.0	745.8

Total liabilities and stockholders’ equity	$2,774.7	$2,833.6

See notes to consolidated and combined financial statements.

Broadridge Financial Solutions, Inc.

Consolidated and Combined Statements of Cash Flows

(In millions)

	Years Ended June 30,
	2009	2008	2007
Cash Flows From Operating Activities
Net earnings	$223.3	$192.2	$197.1
Adjustments to reconcile Net earnings to net cash flows provided by operating activities:
Depreciation and amortization	40.9	41.0	39.6
Amortization of other assets	15.4	10.5	22.9
Deferred income taxes	7.7	(15.0)	6.1
Stock-based compensation expense	29.7	34.7	24.3
Excess tax benefits from the issuance of stock-based compensation awards	(0.4)	(1.7)	—
Gain on purchase of senior notes	(8.4)	—	—
Other	(1.4)	7.0	3.5
Changes in operating assets and liabilities:
Current assets and liabilities:
Decrease (increase) in Accounts receivable, net	31.7	87.0	(99.2)
(Increase) decrease in Other current assets	(22.9)	3.6	6.6
(Decrease) increase in Accounts payable	(14.0)	(2.2)	13.2
(Decrease) increase in Accrued expenses and other current liabilities	(23.0)	(8.2)	94.0
Increase in Deferred revenues	9.1	0.6	15.1
(Increase) decrease in Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	(212.8)	32.7	(26.1)
Decrease (increase) in Securities clearing receivables	358.6	(128.7)	(404.4)
(Decrease) increase in Securities clearing payables	(69.3)	242.0	301.8
Non-current assets and liabilities:
Increase in Other non-current assets	(12.7)	(45.8)	(42.5)
Increase in Other non-current liabilities	7.3	32.3	8.5

Net cash flows provided by operating activities	358.8	482.0	160.5

Cash Flows From Investing Activities
Capital expenditures	(26.8)	(41.4)	(31.8)
Purchases of intangibles	(3.1)	(5.1)	(6.1)
Acquisitions, net of cash acquired	(60.8)	(6.1)	—

Net cash flows used in investing activities	(90.7)	(52.6)	(37.9)

Cash Flows From Financing Activities
Payment to ADP at separation	—	—	(690.0)
Net (payments) proceeds from Short-term borrowings	(8.2)	(136.6)	130.1
Proceeds from issuance of bonds, net of discounts	—	—	247.7
Costs related to bonds and issuance of Long-term debt	—	—	(3.4)
Proceeds from issuance of Long-term debt	—	—	440.0
Payments on Long-term debt	(114.4)	(170.0)	(70.0)
Dividends paid	(37.9)	(33.6)	—
Proceeds from exercise of stock options	7.0	20.0	4.3
Purchases of Common stock	(35.5)	(1.9)	—
Excess tax benefit from the issuance of stock-based compensation awards	0.4	1.7	—
Payments on notes payable to ADP and ADP affiliates	—	—	(115.9)
Net returns of investments to ADP and former ADP affiliates	—	—	(26.8)

Net cash flows used in financing activities	(188.6)	(320.4)	(84.0)

Effect of exchange rate changes on Cash and cash equivalents	3.1	0.7	(0.1)

Net change in cash and cash equivalents	82.6	109.7	38.5
Cash and cash equivalents, at beginning of fiscal year	198.3	88.6	50.1

Cash and cash equivalents, end of fiscal year	$280.9	$198.3	$88.6

Supplemental disclosure of cash flow information:
Cash payments made for interest	$18.9	$59.2	$27.0
Cash payments made for income taxes	$129.2	$159.1	$8.0
Non-cash investing activities:
Increase in liabilities for property, plant and equipment	$2.8	$3.1	$5.1
Transfer of equipment, software and software licenses to ADP	$—	$—	$24.0

See notes to consolidated and combined financial statements.

Broadridge Financial Solutions, Inc.

Consolidated and Combined Statements of Stockholders’ Equity

(In millions, except per share amounts)

	Common Stock		Parent Company’s Net Investment	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, July 1, 2006	—	$—	$998.0	$—	$—	$—	$45.2	$1,043.2
Comprehensive income:
Net earnings	—	—	98.4	—	98.7	—	—
Change in funded status in pension and retirement plan, net of taxes of $1.3	—	—	—	—	—	—	(2.0)
Foreign currency translation adjustments	—	—	—	—	—	—	(17.5)
Total comprehensive income								177.6
Dividends to ADP	—	—	(690.0)	—	—	—	—	(690.0)
Assumption of liabilities and forgiveness of ADP intercompany balance	—	—	(3.6)	—	—	—	—	(3.6)
Transfer of net investment to additional paid-in capital	—	—	(402.8)	402.8	—	—	—	—
Issuance of common stock	138.8	1.4	—	(1.4)	—	—	—	—
Charge related to ADP equity award conversion	—	—	—	1.3	—	—	—	1.3
Stock plans and related tax benefits	0.2	—	—	4.3	—	—	—	4.3
Stock-based compensation	0.3	—	—	5.9	—	—	—	5.9
Adoption of SFAS No. 158, net of tax of $0.5	—	—	—	—	—	—	0.9	0.9
Treasury stock acquired	—	—	—	—	—	(0.1)	—	(0.1)
Common stock dividends ($0.06 per share)	—	—	—	—	(8.4)	—	—	(8.4)

Balances, June 30, 2007	139.3	1.4	—	412.9	90.3	(0.1)	26.6	531.1
Comprehensive income:
Net earnings	—	—	—	—	192.2	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	2.8
Total comprehensive income								195.0
Adoption of FIN 48	—	—	—	—	(0.7)	—	—	(0.7)
Pension and postretirement liability adjustment, net of taxes of $0.5	—	—	—	0.7	—	—	(0.7)	—
Stock plans and related tax benefits	1.2	—	—	22.1	—	—	—	22.1
Stock-based compensation	—	—	—	33.8	—	—	—	33.8
Treasury stock acquired (0.1 shares)	—	—	—	—	—	(1.9)	—	(1.9)
Common stock dividends ($0.24 per share)	—	—	—	—	(33.6)	—	—	(33.6)

Balances, June 30, 2008	140.5	1.4	—	469.5	248.2	(2.0)	28.7	745.8
Comprehensive income:
Net earnings	—	—	—	—	223.3	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(20.8)
Pension and postretirement liability adjustment, net of taxes of $0.7	—	—	—	—	—	—	(1.0)
Total comprehensive income								201.5
Stock plans and related tax benefits	1.3	—	—	6.9	—	—	—	6.9
Stock-based compensation	—	—	—	29.5	—	—	—	29.5
Treasury stock acquired (2.4 shares)	—	—	—	—	—	(35.5)	—	(35.5)
Common stock dividends ($0.28 per share)	—	—	—	—	(39.2)	—	—	(39.2)

Balances, June 30, 2009	141.8	$1.4	$—	$505.9	$432.3	$(37.5)	$6.9	$909.0

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

The Consolidated and Combined Financial Statements for periods before the Distribution include costs for facilities, functions and services used by the Company at shared ADP sites and costs for certain functions and services performed by centralized ADP organizations and directly charged to the Company based on usage. The expenses allocated to the Company for these services are not necessarily indicative of the expenses that would have been incurred if the Company had been a separate, independent entity and had otherwise managed these functions. Following the separation from ADP, the Company performs these functions using internal resources or purchased services, certain of which were provided by ADP during a transitional period pursuant to the transition services agreement. Refer to Note 17, “Transactions with Former Parent” for a detailed description of the Company’s transactions with ADP subsequent to the Distribution. The Company’s Consolidated and Combined Financial Statements include the following transactions with ADP or ADP affiliates before the Distribution:

Overhead Expenses: The Consolidated and Combined Statements of Earnings of the Company include an allocation of certain general expenses of ADP and ADP affiliates, which were in support of the Company, including departmental costs for information, technology, travel, treasury, tax, internal audit, risk management, real estate, benefits and other corporate and infrastructure costs. The Company was allocated $8.1 million of these overhead costs related to ADP’s shared functions for the fiscal year ended June 30, 2007. These allocated costs are reported in Selling, general and administrative expenses. These allocations were based on a variety of factors. The cost for information technology support was allocated based on the number of Company end-users in relation to ADP’s total number of users. The allocation of the travel department costs was based on the estimated percentage of travel directly related to the Company. The allocation of the treasury department costs was a combination of an estimated percentage of support staff time and bank service charges that are directly related to the Company’s activities. The allocation of the internal audit department costs was based on the internal audit hours incurred for the Company in relation to ADP’s total internal audit hours. The allocation of the risk management department costs was based on the estimated percentage of insurance coverage for the Company in relation to ADP’s total insurance coverage. The allocation of the real estate department costs was based on the number of leased facilities for the Company managed by ADP’s corporate real estate department in relation to ADP’s total leased facilities. All other allocations were based on an estimated percentage of support staff time related to the Company in comparison to ADP as a whole. Management believes that these allocations were made on a reasonable basis.

Royalty Fees: The Consolidated and Combined Statements of Earnings include a trademark royalty fee charged by ADP to the Company based on revenues for licensing fees associated with the use of the ADP trademark. The Company was charged $27.3 million for the fiscal year ended June 30, 2007 for such trademark royalty fees; these allocated costs are reported as Selling, general and administrative expenses.

Services Received from ADP Affiliated Companies: Certain systems development functions were outsourced to an ADP shared services facility located in India. This facility provided services to the Company as well as to ADP affiliates. The Company purchased $7.0 million of services from this facility for the fiscal year ended June 30, 2007. The cost of these services is included within Cost of net revenues. Management believes that these charges were made on a reasonable basis.

Services Provided to ADP Affiliated Companies: The Company has charged ADP and ADP affiliates for providing certain investor communication services. The Company recorded revenue of $15.3 million for these services for the fiscal year ended June 30, 2007. These charges approximate what the Company would have charged a third-party customer for similar services. Management believes that these charges were made on a reasonable basis.

Other Services: The Company received other services from ADP and ADP affiliates including payroll processing services and the use of information technology software for recruiting employees. The Company was primarily charged at a fixed rate per employee per month for such payroll processing services. The charge for the use of information technology software for recruiting employees was based on the Company’s headcount in relation to ADP’s total headcount. Expenses incurred for such services were $0.4 million for the fiscal year ended June 30, 2007. These costs are included in Selling, general and administrative expenses.

Financing Arrangements with ADP: ADP managed and controlled the treasury functions of the Company before the Distribution. Collections were swept by central treasury on a daily basis and ADP paid vendors, payroll, taxes, and other disbursements on the Company’s behalf. The Parent company’s net investment in the Consolidated and Combined Statements of Stockholders’ Equity includes the excess of distributions to ADP over disbursements by ADP. Amounts included in the Parent company’s net investment include: (i) taxes paid by ADP on the Company’s behalf of $53.2 million for the fiscal year ended June 30, 2007, (ii) equipment and software at net book value of $24.0 for the fiscal year ended June 30, 2007, and (iii) as described above, overhead expenses, royalty fees, services received from and provided to ADP affiliated companies, and other services totaling $111.0 million for the fiscal year ended June 30, 2007.

Subsequent Events: In preparing the accompanying consolidated and combined financial statements, in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events”, the Company has reviewed events that have occurred after June 30, 2009, through the date of issuance of the financial statements on August 11, 2009. During this period, the Company did not have any material subsequent events other than the event disclosed in Note 21, “Subsequent Events”.

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

•

Securities Processing Solutions—Revenues are generated from fees for transaction processing. Client service agreements often include up-front consideration as well as a recurring fee for transaction processing. In accordance with Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” and Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables,” up-front implementation fees are deferred and recognized on a straight-line basis over the longer of the respective service term of the contract or the expected customer relationship period which commences after client acceptance when the processing term begins. Fees received from processing services are recognized as revenue in the period in which the services have been rendered and when collectibility is reasonably assured.

•

Clearing and Outsourcing Solutions—Revenues generated from clearing activities are typically charged per transaction and are recognized on a trade date basis. Revenues generated from outsourcing services are recognized based on fixed monthly fees in accordance with the respective contractual agreement. Interest income on margin lending activities and related expenses are recognized over the life of loans. The Company shares a portion of the margin interest revenue with its correspondent broker-dealers and the Company recognizes such revenue on a net basis in Net revenues in the Consolidated and Combined Statements of Earnings.

C. Other Revenues and Interest Expense from Securities Operations. Other revenues includes $24.4 million, $27.9 million, and $28.1 million for the three fiscal years ended June 30, 2009, 2008, and 2007, respectively, for software maintenance and license fees related to the Securities Processing Solutions segment.

Other revenues also includes net interest income related to the Clearing and Outsourcing Solutions segment resulting from customer margin financing and securities-borrowed transactions that is recognized on a settlement date basis. Interest income included in Other revenues totaled $18.9 million, $54.6 million and $55.9 million for the fiscal years ended June 30, 2009, 2008, and 2007, respectively.

Interest expense from securities operations includes interest incurred on securities loaned transactions and customer credit balances.

D. Cash and Cash Equivalents. Investment securities with a maturity of 90 days or less at the time of purchase are considered cash equivalents. U.S. Treasury bills and notes which were deposited with clearing organizations are classified as Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations.

E. Cash and Securities Segregated for Regulatory Purposes and Securities Deposited with Clearing Organizations. The Company’s securities that are segregated for regulatory purposes or deposited with clearing organizations are recorded at market value with unrealized gains and loss included in Other revenues. These securities have been either pledged as collateral to exchanges and clearinghouses or segregated for the exclusive benefit of our Clearing and Outsourcing Solutions’ segment clients to meet regulatory requirements.

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

H. Securities Clearing Receivables and Payables. Securities clearing receivables and Securities clearing payables include the following key components:

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

I. Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

J. Deferred Client Conversion Costs. Direct costs that are incurred to setup or convert a client’s systems to function with the Company’s technology are generally deferred and recognized on a straight-line basis which commences after client acceptance when the processing term begins. To the extent deferred costs exceed related implementation fees, such excess costs are amortized over the service term of the contract. Deferred costs up to the amount of the related implementation fees are recognized over the longer of the respective service term of the contract or expected customer relationship period. These capitalized costs are reflected in Other non-current assets in the Consolidated Balance Sheets.

K. Goodwill and Intangible Assets, Net. The Company accounts for its goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at the reporting unit level at least annually or more frequently if circumstances indicate possible impairment. The Company performs the annual goodwill impairment test in the fourth quarter of the fiscal year. If an impairment exists, a write-down to fair value (primarily measured by discounting estimated future cash flows) is recorded. Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment in accordance with FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”).

L. Impairment of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its expected estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

M. Foreign Currency Translation and Transactions. The net assets of the Company’s foreign subsidiaries are translated into U.S. dollars based on exchange rates in effect at the end of each period. Revenues and expenses are translated at average exchange rates during the periods. Currency transaction gains or losses are included in Other expenses, net. Gains or losses from balance sheet translation are included in Stockholders’ equity within Accumulated other comprehensive income on the Consolidated Balance Sheets.

N. Stock-Based Compensation. Before the Distribution, employees of the Company participated in ADP’s stock-based compensation plans. Before the separation, the Company adopted The Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (the “2007 Plan”). The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock awards, stock bonuses, and performance compensation awards, or a combination of the foregoing to employees, directors, and consultants or advisors to the Company.

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

O. Internal Use Software. Expenditures for major software purchases and software developed or obtained for internal use are capitalized and amortized over a three- to five-year period on a straight-line basis. For software developed or obtained for internal use, the Company capitalizes these costs in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to direct time spent on such projects. Costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.

P. Income Taxes. Before the Distribution, the Company’s taxable income was included in separate income tax returns filed with the appropriate taxing jurisdictions, except for U.S. federal and certain state and foreign jurisdictions in which the Company’s operations were included in the income tax returns of ADP or ADP affiliates. Subsequent to the Distribution, the Company files its own U.S. federal, state, and foreign income tax returns.

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

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) on July 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated results of operations or financial condition for the fiscal year ended June 30, 2008. See Note 15, “Income Taxes” for a further discussion regarding the adoption of FIN 48.

Q. New Accounting Pronouncements. In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective in the first fiscal quarter of fiscal year 2010 and is not expected to have a material impact on the Company’s results of operations, cash flows or financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 for the fiscal year ended June 30, 2009 and the adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial condition.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) to address application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective on or after the beginning of the first annual reporting on or after December 15, 2008. The Company will apply FSP FAS 141(R)-1 to future acquisitions that close after July 1, 2009.

In April 2009, the FASB issued FSP Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2 and FAS No. 124-2”). The objective of FSP FAS 115-2 and FAS 124-2 is to amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 115-2 and FAS 124-2 in the fourth quarter of fiscal year 2009 and the adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial condition.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This pronouncement amends SFAS No. 142, regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP FAS 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 will be effective for qualifying intangible assets acquired by the Company on or after July 1, 2009. The application of FSP FAS 142-3 is not expected to have a material impact on the Company’s results of operations, cash flows or financial positions; however, it could impact future transactions entered into by the Company.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 during the third quarter of fiscal year 2009 did not have a material impact on the Company’s results of operations, cash flows or financial condition.

In December 2007, FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 160 will be effective for the Company on or after July 1, 2009. The Company is currently evaluating the requirements of SFAS No. 160.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This statement requires a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The Company adopted the provisions of SFAS No. 158 for the fiscal year ended June 30, 2007 and the effect on the Company’s consolidated results of operations and financial condition was not material. A reclassification was made on the Consolidated and Combined Statements of Stockholders’ Equity for $0.7 million, net of $0.5 million tax, to reflect the adoption of SFAS No. 158 as of June 30, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.

In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP No. 157-1”) and FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-1 amends SFAS No. 157 to exclude FASB SFAS No. 13, “Accounting for Leases,” (“SFAS No. 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification and measurement under SFAS No. 13. This FSP is effective upon the initial adoption of SFAS 157. FSP No. 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted SFAS No. 157 and FSP No. 157-1 effective July 1, 2008 and the adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The Company expects to adopt FSP No. 157-2 on July 1, 2009 and the adoption is not expected to have a material effect on the Company’s results of operations, cash flows or financial condition.

R. Advertising Costs. Advertising costs are expensed at the time the advertising takes place. Selling, general and administrative expenses include advertising costs of $2.8 million, $2.9 million and $2.3 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

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

As of June 30, 2009, 2008 and 2007, the computation of diluted EPS excludes 6.9 million, 5.4 million and 7.5 million, respectively, of stock options as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Years Ended June 30,
	2009	2008	2007
	(in millions)
Weighted-average shares outstanding:
Basic	140.0	139.6	138.8
Common stock equivalents	1.6	1.4	0.2

Diluted	141.6	141.0	139.0

The following table sets forth the computation of basic EPS utilizing Net earnings for the fiscal year and the Company’s basic Weighted-average shares outstanding:

	Years Ended June 30,
	2009	2008	2007
	($ in millions, except per share amounts)
Net earnings	$223.3	$192.2	$197.1
Basic Weighted-average shares outstanding	140.0	139.6	138.8
Basic EPS	$1.60	$1.38	$1.42

The following table sets forth the computation of diluted EPS utilizing Net earnings for the fiscal year and the Company’s diluted Weighted-average shares outstanding:

	Years Ended June 30,
	2009	2008	2007
	($ in millions, except per share amounts)
Net earnings	$223.3	$192.2	$197.1
Diluted Weighted-average shares outstanding	141.6	141.0	139.0
Diluted EPS	$1.58	$1.36	$1.42

NOTE 4. OTHER EXPENSES, NET

Other expenses, net consisted of the following:

	Years Ended June 30,
	2009	2008	2007
	($ in millions)
Interest expense on notes payable to ADP affiliated parties	$—	$—	$1.9
Interest expense on borrowings	14.3	31.3	10.6
Interest income	(0.8)	(2.0)	(0.8)
Foreign currency exchange (gain) loss	(1.9)	0.9	0.4
Gain from purchase of senior notes	(8.4)	—	—
Other	0.8	0.7	0.2

Other expenses, net	$4.0	$30.9	$12.3

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

The Company acquired one business in the Investor Communication Solutions segment in fiscal year 2009 for $45.2 million. This acquisition resulted in approximately $31.4 million of goodwill. Intangible assets acquired, which totaled approximately $13.0 million, consist primarily of acquired technology and customer relationships that are being amortized over a five-year life and seven-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

The Company acquired one business in the Securities Processing Solutions segment in fiscal year 2009 for $13.7 million. In addition, the Company agreed to pay contingent consideration, subject to the acquired business’ achievement of specified revenue targets. The maximum remaining payout based on the achievement of fiscal year 2010 revenue target is $10.9 million. This acquisition resulted in approximately $11.2 million of goodwill. Intangible assets acquired, which totaled approximately $3.8 million, consist primarily of acquired technology and customer relationships that are being amortized over a five-year life and seven-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

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

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 157, “Fair Value Measurements” defines the fair value of a financial instrument as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements do not include transaction costs.

SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels, which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are described below:

Level 1	Inputs that are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following table summarizes the Company’s financial assets measured at fair value as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets
Cash and cash equivalents:
Money market funds	$159.6	$—	$—	$159.6
Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations:
U.S. government obligations	2.0	—	—	2.0

Total	$161.6	$—	$—	$161.6

The Company did not have any financial assets that met the classification of Level 3 assets during the fiscal year ended June 30, 2009.

NOTE 7. CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES AND SECURITIES DEPOSITED WITH CLEARING ORGANIZATIONS

At June 30, 2009 and 2008, the Company owned securities of $2.0 million and $2.3 million, respectively, that had been pledged as collateral to a clearinghouse. Additionally, at June 30, 2009 and 2008, cash of $244.5 million and borrowed securities of $31.4 million, respectively, were segregated for the exclusive benefit of our Clearing and Outsourcing Solutions segment clients to meet regulatory requirements. All securities consisted of U.S. Treasury bills except for the $31.4 million of borrowed securities which were U.S. Treasury notes. The cash of $244.5 million and $2.0 million of owned securities at June 30, 2009, and the $31.4 million of securities borrowed and $2.3 million of owned securities at June 30, 2008, are included in cash and securities segregated for regulatory purposes and securities deposited with clearing organizations in the consolidated balance sheet.

NOTE 8. SECURITIES CLEARING RECEIVABLES AND PAYABLES

Securities clearing receivables and payables consist of the following:

	June 30,
	2009	2008
	($ in millions)
Receivables:
Clearing customers	$534.1	$802.3
Securities borrowed	94.6	113.9
Broker-dealers and other	105.2	221.3
Clearing organizations	145.0	75.4
Securities failed to deliver	132.4	157.0

Total	$1,011.3	$1,369.9

Payables:
Clearing customers	$869.8	$759.8
Securities loaned	9.6	133.1
Broker-dealers and other	119.0	127.6
Securities failed to receive	89.7	136.9

Total	$1,088.1	$1,157.4

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

Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company is required to disclose the market value of collateral received under securities borrowed transactions, customer and correspondent agreements which it has the ability to sell or repledge and the amount of collateral that has been pledged or resold. As of June 30, 2009 and 2008, the Company has received securities collateral primarily in connection with customer margin loans, securities borrowed transactions, and correspondent accounts with a market value of approximately $887.3 million and $2,323.8 million, respectively, which it can sell or repledge. Of this amount, approximately $184.5 million and $638.9 million had been pledged or sold as of June 30, 2009 and 2008, respectively, in connection with securities loaned, street-side settlement, deposits with clearing organizations and Federal and other regulations.

Concurrent with the November 2004 acquisition of Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge Clearing”) by ADP, the Company’s management formulated a plan to restructure the business. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” certain costs related to the plan were recognized as assumed liabilities, consisting primarily of facilities leases, relocation costs, and severance costs. Additionally, unrelated to the acquisition, the Company took a charge for the fair value of the remaining lease obligation for a facility that was exited, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. A roll forward of the facilities related restructuring liabilities from July 1, 2007 to June 30, 2009 is as follows:

Facilities Costs
($ in millions)
Balances as of July 1, 2007	$12.9
Change in estimates	(1.5)
Utilization	(3.2)

Balances as of June 30, 2008	8.2
Change in estimates	(2.5)
Utilization	(1.7)

Balances as of June 30, 2009	$4.0

NOTE 9. PROPERTY, PLANT AND EQUIPMENT, NET

Depreciation and amortization expense for Property, plant and equipment was $33.0 million, $33.1 million, and $32.4 million for the three fiscal years ended June 30, 2009, 2008 and 2007, respectively. Property, plant and equipment at cost and accumulated depreciation at June 30, 2009 and 2008 are as follows:

	June 30,
	2009	2008
	($ in millions)
Property, plant and equipment:
Land and buildings	$4.2	$3.5
Equipment	203.2	186.9
Furniture, leaseholds and other	158.7	162.3

	366.1	352.7
Less: Accumulated depreciation	(290.7)	(270.1)

Property, plant and equipment, net	$75.4	$82.6

NOTE 10. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in Goodwill for the fiscal years ended June 30, 2009 and 2008 are as follows:

	Investor Communication Solutions	Securities Processing Solutions	Clearing and Outsourcing Solutions	Total
	($ in millions)
Balance as of July 1, 2007	$259.3	$191.6	$29.3	$480.2
Additions	—	3.6	—	3.6
Cumulative translation adjustments	—	0.5	—	0.5

Balance as of June 30, 2008	259.3	195.7	29.3	484.3
Additions	31.4	11.2	—	42.6
Cumulative translation adjustments	—	(15.8)	—	(15.8)

Balance as of June 30, 2009	$290.7	$191.1	$29.3	$511.1

During fiscal years 2009, 2008 and 2007, the Company performed the required impairment tests of Goodwill under SFAS No. 142 and determined that there was no impairment.

Intangible assets at cost and accumulated amortization at June 30, 2009 and 2008 are as follows:

	June 30,
	2009			2008
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
	($ in millions)
Software and software licenses	$66.6	$(48.4)	$18.2	$56.7	$(43.8)	$12.9
Customer contracts and lists	42.9	(20.9)	22.0	35.5	(18.3)	17.2
Other intangibles	2.2	(1.1)	1.1	1.0	(1.0)	—

	$111.7	$(70.4)	$41.3	$93.2	$(63.1)	$30.1

Other intangibles consist primarily of purchased rights, covenants, patents, and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of the intangible assets is 4 years (2 years for software and software licenses and 7 years for customer contracts and lists). Amortization of intangibles totaled $7.9 million, $7.9 million, and $7.3 million for fiscal years 2009, 2008, and 2007, respectively. Estimated amortization expenses of the Company’s existing intangible assets for the next five fiscal years are as follows:

Years Ending June 30,	($ in millions)
2010	$10.5
2011	9.2
2012	7.4
2013	5.8
2014	4.9

NOTE 11. BORROWINGS

Revolving Credit and Loan Facilities: On March 29, 2007, the Company entered into a $1,190.0 million senior unsecured credit facility, consisting of a $440.0 million, five-year term loan facility, a $500.0 million, five-year revolving credit facility and a $250.0 million, one-year revolving credit facility. Borrowings under the five-year term loan facility bear interest at the London Inter-Bank Offer Rate (“LIBOR”) plus 40 to 90 basis points based on our debt ratings at the time of the borrowing. The five-year term loan facility was subject to interest at LIBOR plus 50 basis points and 60 basis points as of June 30, 2009 and 2008, respectively. The weighted-average interest rate on the five-year term loan facility was 2.36% and 5.17% for the fiscal years ended June 30, 2009 and 2008, respectively. Borrowings under the five-year revolving credit facility bear interest at LIBOR plus 27 to 75 basis points based on debt ratings and the utilization percentage of the facility at the time of the borrowing. The five-year revolving credit facility also has an annual facility fee equal to 8 to 20 basis points on the $500.0 million facility, based on the Company’s debt rating, whether used or unused. The annual facility fee for the five-year revolving credit facility was equal to 10 basis points and 12.5 basis points as of June 30, 2009 and 2008, respectively. The Company incurred $1.5 million in debt issuance costs to establish these credit facilities. These costs have been capitalized in Other non-current assets in the Consolidated Balance Sheets and are amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the terms of these facilities.

On March 29, 2007, the Company borrowed $440.0 million under the five-year term loan facility and $250.0 million under the one-year revolving credit facility. The proceeds received in connection with the $690.0 million of borrowings were transferred to ADP on March 30, 2007 as a tax-free dividend. In May 2007, the Company refinanced the $250.0 million one-year revolving credit facility through an offering of $250.0 million of 6.125% senior notes discussed below. The one-year revolving credit facility was cancelled upon repayment. During the fiscal years ended June 30, 2009, 2008 and 2007, the Company repaid zero, $170.0 million and $70.0 million, respectively, of the five-year term loan facility. During the fiscal years ended June 30, 2009 and 2008, the Company purchased $125.0 million principal amount and zero, respectively, of the 6.125% senior notes due 2017.

These credit facilities are subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At June 30, 2009 and 2008, the Company is not aware of any instances of any non-compliance with the financial covenants of these credit facilities.

Senior Notes: In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Senior Notes”). The Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At June 30, 2009 and 2008, we are not aware of any instances of non-compliance with the financial covenants of the indenture governing the Senior Notes. The indenture also contains covenants regarding the purchase of the notes upon a change of control triggering event. The Senior Notes are senior unsecured obligations of the Company and rank equally with our other senior indebtedness. The Company may redeem the Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Senior Notes. These costs have been capitalized and will be amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the ten-year term. During the fiscal year ended June 30, 2009, the Company purchased $125.0 million principal amount of the Senior Notes (including $1.0 million unamortized bond discount) pursuant to a cash tender offer for such notes. The consideration paid for the Senior Notes accepted for payment was $116.3 million. The completed purchase resulted in a one-time non-cash gain from early extinguishment of debt of $8.4 million.

Short-Term Borrowing Facilities: At June 30, 2009, Ridge Clearing had no loans payable under various secured and unsecured, uncommitted overnight bank credit facilities.

In addition, immediately before the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest at LIBOR plus 250 basis points. As of June 30, 2009 and 2008, respectively, no amounts were outstanding under these lines of credit.

Available Capacity: As of June 30, 2009, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Unused Available Capacity
		($ in millions)
Long-term debt
Term loan facility	March 2012	$200.0	$200.0	$—
Senior notes	June 2017	124.1	124.1	—
Revolving credit facility	March 2012	500.0	—	500.0

		$824.1	$324.1	$500.0

The carrying value of the variable-rate term loan facility approximates fair value. The fair value of the fixed-rate Senior Notes at June 30, 2009 was $104.4 million based on quoted market prices. Amounts are due on the expiration dates listed above.

NOTE 12. REGULATORY REQUIREMENTS

As a registered broker-dealer and member of the New York Stock Exchange (“NYSE”) and the Financial Industry Regulatory Authority (“FINRA”), Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge Clearing”) is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934 (“Rule 15c3-1”). Ridge Clearing computes its net capital under the alternative method permitted by Rule 15c3-1, which requires Ridge Clearing to maintain minimum net capital equal to the greater of $1.5 million or 2% of aggregate debit items arising from customer transactions. The NYSE and FINRA may require a member firm to reduce its business if its net capital is less than 4% of aggregate debit items, or may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit items. At June 30, 2009, Ridge Clearing had net capital of $217.4 million, which was approximately 30.9% of aggregate debit items and exceeded the minimum requirements by $203.3 million.

Ridge Clearing is also subject to Rule 15c3-3 of the Securities Exchange Act of 1934 (“Rule 15c3-3”). In addition, in order to allow correspondent broker-dealers to classify their assets held by Ridge Clearing as allowable assets in their computation of net capital, Ridge Clearing has agreed to compute a separate reserve requirement for the proprietary accounts of introducing brokers (“PAIB”).

Pursuant to Rule 15c3-3, Ridge Clearing computes its customer and PAIB segregation requirements on the business day following the required computation date on an 'as of' basis. Accordingly, when Ridge Clearing computed its customer and PAIB requirements as of June 30, 2009, it determined that approximately $235.4 million and $51.1 million, respectively, of funds or securities were required to be segregated in accordance with Rule 15c3-3. The following business day, pursuant to Rule 15c3-3, Ridge Clearing arranged for approximately $258.2 million and $80.5 million of cash to be segregated in its special reserve accounts for the exclusive benefit of customers and PAIB, exceeding actual requirements by approximately $22.8 million and $29.4 million, respectively. At June 30, 2009, cash of approximately $164.2 million and $80.3 million had been segregated in special reserve accounts for the exclusive benefit of customers and PAIB, respectively, in accordance with Rule 15c3-3, based on the regulatory requirements computed as of June 26, 2009.

NOTE 13. STOCK-BASED COMPENSATION

Incentive Equity Awards Converted from ADP Awards. Before March 31, 2007, all employee equity awards (stock options and restricted stock) were granted by ADP. At the time of the Distribution, ADP’s outstanding equity awards for employees of the Company were converted into equity awards of Broadridge at a ratio of 2.4569 Broadridge stock options for every ADP stock option held before the Distribution and 2.2386 Broadridge time-based restricted shares for every share of ADP time-based restricted stock held before the Distribution, and 2.4569 Broadridge performance-based restricted shares for every share of ADP performance-based restricted stock held before the spin-off. As a result, the Company issued 17.4 million stock options (weighted-average exercise price of $18.62), 0.3 million time-based restricted shares and granted 0.8 million performance-based restricted shares upon completion of the conversion of existing ADP equity awards into the Company’s equity awards. As the conversion was considered a modification of an award in accordance with SFAS No. 123R, the Company compared the fair value of the award immediately before the Distribution to the fair value immediately after the Distribution to measure the incremental compensation cost. The conversion resulted in an increase in the fair value of the awards by $2.3 million of which $0.3 million, $0.5 million and $1.3 million was recognized in the fiscal years ended June 30, 2009, 2008 and 2007, respectively, and $0.2 million will be recognized over the remaining vesting period of the associated modified unvested options.

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

Stock Options: Stock options are generally granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant. Stock options are generally issued under a graded vesting schedule and, generally vest ratably over five years and have a term of 10 years. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award.

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

The activity related to the Company’s incentive equity awards for the fiscal years ended June 30, 2009, 2008 and 2007 consisted of the following:

	Stock Options		Time-based Restricted Stock		Performance-based Restricted Stock
	Number of Options	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Balances at March 31, 2007	—	—	—	—	—	—
Granted—Conversion of ADP Equity Awards	17,414,990	$18.62	316,061	$19.70	784,657	$19.70
Granted	271,700	19.93	32,290	19.93	—	—
Exercised(a)	(253,781)	16.83	—	—	—	—
Vesting of Restricted Shares	—	—	(7,886)	19.70	—	—
Expired/forfeited	(221,836)	18.11	(1,994)	19.70	(14,843)	19.70

Balances at June 30, 2007	17,211,073	$18.67	338,471	$19.70	769,814	$19.70

Granted	1,792,083	20.91	1,009,101	18.44	238,765	18.52
Exercised(a)	(1,179,924)	17.26	—	—	—	—
Vesting of Restricted Shares	—	—	(206,826)	19.69	—	—
Expired/forfeited	(399,343)	16.86	(22,041)	18.45	(32,250)	19.70

Balances at June 30, 2008	17,423,889	$19.00	1,118,705	$18.59	976,329	$19.41

Granted	2,100,900	17.32	970,393	14.11	519,502	16.12
Exercised(a)	(381,567)	16.95	—	—	—	—
Vesting of Restricted Shares	—	—	(90,740)	19.70	(943,410)	19.70
Expired/forfeited	(484,070)	18.72	(40,246)	17.16	(19,021)	18.65

Balances at June 30, 2009(b)	18,659,152	$18.86	1,958,112	$16.35	533,400	$15.72

(a)	Stock options exercised during the fiscal years ended June 30, 2009, 2008 and 2007 had intrinsic values of $1.0 million, $5.5 million and $0.9 million, respectively.

(b)	As of June 30, 2009, the Company’s outstanding “in the money” stock options using the fiscal year-end share price of $16.58 (approximately 3.6 million shares) had an aggregate intrinsic value of $5.0 million.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of June 30, 2009:

	Outstanding Options
	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Range of Exercise Prices
$0.01 to $14.00	1,222,991	5.81	$13.73
$14.01 to $16.00	1,977,641	5.37	$15.79
$16.01 to $18.00	3,812,285	5.18	$17.45
$18.01 to $20.00	5,085,791	6.73	$18.69
$20.01 to $22.00	4,584,762	3.61	$20.76
$22.01 to $24.00	666,672	8.66	$22.76
$24.01 to $26.00	1,309,010	1.30	$24.39

	18,659,152	5.13	$18.86

	Exercisable Options
Range of Exercise Prices	Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01 to $14.00	771,162	3.59	$13.69
$14.01 to $16.00	1,537,796	4.35	$15.94
$16.01 to $18.00	2,730,769	4.34	$17.54
$18.01 to $20.00	3,479,454	6.59	$18.73
$20.01 to $22.00	4,282,222	3.25	$20.68
$22.01 to $24.00	666,672	8.66	$22.76
$24.01 to $26.00	1,309,010	1.30	$24.39

	14,777,085	4.44	$19.21

Stock-based compensation expense of $29.7 million, $34.7 million, and $24.3 million was recognized in the Consolidated and Combined Statements of Earnings for the fiscal years ended June 30, 2009, 2008 and 2007, respectively, as well as related tax benefits of $11.8 million, $13.5 million, and $9.4 million, respectively.

As of June 30, 2009, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards amounted to $9.5 million and $19.8 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.8 years and 1.4 years, respectively.

The following table presents the assumptions used to determine the fair values of the stock option grants during the fiscal years ended June 30, 2009, 2008 and 2007:

	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008	March 30, 2007 through June 30, 2007
Risk-free interest rate	1.9% -2.6%	3.0% -3.2%	4.9%
Dividend yield	2.3% -2.6%	1.4%	1.5%
Weighted-average volatility factor	51.3% -52.8%	36.6% -37.4%	33.1%
Weighted-average expected life (in years)	4.9 - 6.9	5.8 -6.2	6.0
Weighted-average fair value (in dollars)	$ 4.50	$ 6.36	$6.85

NOTE 14. EMPLOYEE BENEFIT PLANS

A. Defined Contribution Savings Plans. Before the spin-off from ADP on March 30, 2007, eligible full-time domestic employees of the Company were covered under an ADP sponsored 401(k) savings plan. This plan provided company matching contributions on a portion of employee contributions. The costs allocated to the Company for the fiscal year ended June 30, 2007 was $3.8 million.

The Company’s Board of Directors approved a Broadridge sponsored 401(k) savings plan covering eligible full-time domestic employees of the Company after the spin-off. This plan provides a base contribution plus Company matching contributions on a portion of employee contributions. The Broadridge sponsored 401(k) savings plan was established to provide a similar level of benefits to those provided by ADP’s domestic defined benefit plans as well as the ADP sponsored 401(k) savings plan. The costs recorded by the Company for this plan were $15.9 million and $10.8 million for the fiscal years ended June 30, 2009 and 2008, respectively.

B. Defined Benefit Pension Plans. Before the spin-off from ADP on March 30, 2007, certain employees of the Company were covered by ADP’s domestic defined benefit plans. In addition, certain employees of the Company were part of ADP’s Supplemental Officer Retirement Plan (“ADP SORP”). The ADP SORP is a defined benefit plan pursuant to which ADP will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. Liabilities and assets related to these plans remain with ADP. Domestic pension expense allocated to the Company for the fiscal year ended June 30, 2007 was $3.5 million. ADP SORP expense allocated to the Company for the fiscal year ended June 30, 2007 was $0.2 million.

The Company’s Board of Directors approved a Broadridge sponsored Supplemental Officer Retirement Plan (“Broadridge SORP”). The Broadridge SORP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. The amount charged to expense for the Broadridge SORP was $0.6 million and $0.5 million during the fiscal years ended June 30, 2009 and 2008, respectively. Broadridge management believes the ADP SORP expense allocation and the Broadridge SORP are not material to the Company’s Consolidated and Combined Financial Statements.

NOTE 15. INCOME TAXES

Earnings from continuing operations before income taxes shown below are based on the geographic location to which such earnings are attributable.

	Years Ended June 30,
	2009	2008	2007
	($ in millions)
Earnings before income taxes:
U.S.	$279.0	$241.5	$263.6
Foreign	67.3	84.4	57.2

	$346.3	$325.9	$320.8

The Provision for income taxes consists of the following components:

	Years Ended June 30,
	2009	2008	2007
	($ in millions)
Current:
U.S.	$95.7	$95.3	$80.8
Foreign	21.3	32.2	24.4
State	2.8	21.6	12.4

Total current	119.8	149.1	117.6
Deferred:
U.S.	4.0	(9.7)	6.6
Foreign	(0.3)	(0.9)	(0.1)
State	(0.5)	(4.8)	(0.4)

Total deferred	3.2	(15.4)	6.1

Total Provision for income taxes	$123.0	$133.7	$123.7

A reconciliation of the Company’s effective tax rate on Earnings from continuing operations before income taxes and the U.S. federal statutory rate is as follows:

	Years Ended June 30,
	2009	%	2008	%	2007	%
	($ in millions)
Provision for income taxes at U.S. statutory rate	$121.2	35.0	$114.1	35.0	$112.3	35.0
Increase in Provision for income taxes from:
State taxes, net of federal tax	5.8	1.7	11.7	3.6	6.6	2.1
Foreign taxes	(1.7)	(0.5)	(2.3)	(0.7)	—	—
Valuation allowances on tax attributes	(4.1)	(1.2)	7.4	2.2	5.6	1.8
Other	1.8	0.5	2.8	0.9	(0.8)	(0.3)

	$123.0	35.5	$133.7	41.0	$123.7	38.6

The Company’s effective tax rate for the period ended June 30, 2009 was 35.5% compared to 41.0% for the period ended June 30, 2008. The decrease in the effective tax rate was primarily attributable to approved certification for a U.S. state tax credit program scheduled to expire in 2018. The state tax credit certification was retroactive to fiscal year 2008. Included in the current year income tax provision is the 2008 and 2009 net tax benefit from the state tax credit program of approximately $8.0 million. In addition, the 2008 effective tax rate was negatively impacted by non recognition of certain excess U.S. foreign tax credits.

As of June 30, 2009, the Company had approximately $116.1 million of earnings attributable to foreign subsidiaries. The Company considers such earnings as permanently reinvested outside the U.S. and, therefore, provides no additional taxes that could occur upon repatriation. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2009 and 2008 were as follows:

	June 30,
	2009	2008
	($ in millions)
Classification:
Current deferred tax assets (included in Other current assets)	$14.6	$15.0
Long-term deferred tax liabilities (included in Other non-current liabilities)	(32.3)	(25.1)

Net deferred tax liabilities	$(17.7)	$(10.1)

Components:
Deferred tax assets:
Accrued expenses not currently deductible	$6.7	$8.4
Depreciation	22.5	25.3
Compensation and benefits not currently deductible	40.6	35.1
Net operating and capital losses	32.2	25.5
Foreign tax credits	—	3.5
Other	5.2	11.0

	107.2	108.8
Less: Valuation allowances	(25.7)	(29.8)

Deferred tax assets, net	81.5	79.0

Deferred tax liabilities:
Goodwill and identifiable intangibles	77.7	66.7
Net deferred expenses	18.2	18.3
Other	3.3	4.1

Deferred tax liabilities	99.2	89.1

Net deferred tax liabilities	$(17.7)	$(10.1)

The Company has estimated foreign net operating loss carryforwards of approximately $23.4 million as of June 30, 2009 of which $7.3 million expires in 2010 through 2016 and $16.1 million which has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $45.8 million which expire in 2020 through 2029 and of which $28.4 million relates to a U.S. subsidiary not included the Company’s U.S. federal consolidated tax return.

The Company has recorded valuation allowances of $25.7 million and $29.8 million at June 30, 2009 and 2008, respectively, because the Company does not believe that it is more likely than not that it will be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings.

Upon the adoption of FIN 48, the Company recognized an increase of $0.7 million in the liability for unrecognized tax benefits and was accounted for as a reduction of Retained earnings on the Consolidated Balance Sheet at July 1, 2007. During fiscal years 2009 and 2008, the Company increased its reserve for unrecognized tax benefits by $5.8 million and $3.7 million, respectively. The change relates to tax positions taken for the current and prior tax year. The amount of the unrecognized tax benefits at June 30, 2009 that, if recognized, would affect the Company’s effective tax rate was $9.5 million.

In the next twelve months, the Company does not expect to materially decrease its reserve for unrecognized tax benefits.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

($ in millions)
Balance at July 1, 2008	$5.1
Gross increase related to prior period tax positions	6.4
Gross decrease related to prior period tax positions	—
Gross increase related to current period tax positions	—
Expiration for statute of limitations for the assessment of taxes	—
Decrease in related settlements with tax authorities	—

Balance at June 30, 2009	$11.5

The Company’s policy with respect to interest and penalties associated with uncertain tax positions is not to include them in income tax expense but include penalties as a component of other accrued expenses and interest in interest expense. During the fiscal years ended June 30, 2009 and 2008, the Company recognized approximately $0.6 million, respectively, in interest and penalties. Included within the reserve for unrecognized tax benefits recorded on July 1, 2007 was accrued interest and penalties of $0.1 million.

The Company is currently not under any U.S. or foreign income tax exam for the period March 31, 2007 through June 30, 2009.

For U.S. federal income taxes, as a former member of the ADP U.S. federal income tax consolidation, the Company is included in any U.S. Internal Revenue Service (“IRS”) examination of ADP for periods up to and including March 30, 2007. As a member of the ADP U.S. federal income tax consolidated group, and pursuant to the Tax Allocation Agreement between the Company and ADP, the Company’s U.S. federal income tax payable for the period ended March 30, 2007, was assumed by ADP. In addition, any items of income or expense successfully challenged by the IRS attributable to the business operations of the Company for tax periods ended March 30, 2007 or earlier, will be tax liabilities assumed by ADP. Correspondingly, any items of income or expense attributable to the business operations of the Company for tax periods ended March 30, 2007 or earlier, which are settled favorably with the IRS by ADP, will remain with ADP. Accordingly, the Company has not established any tax reserves or tax assets with respect to U.S. federal income taxes for the tax period ended March 30, 2007.

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

NOTE 16. CONTRACTUAL COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has obligations under various facilities and equipment leases and software license agreements. In addition, the Company is subject to fee commitments contained in a data center outsourcing services agreement with ADP. Refer to Note 17, “Transactions with Former Parent” for a detailed description of the data center outsourcing services agreement with ADP. Total expense under these agreements was approximately $152.8 million, $157.7 million and $162.3 million in fiscal years 2009, 2008, and 2007, respectively, with minimum commitments at June 30, 2009 as follows:

Years Ending June 30,	($ in millions)
2010	$141.8
2011	133.1
2012	124.1
2013	16.6
2014	5.9
Thereafter	6.4

$427.9

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.

As of June 30, 2009, the Company had purchase commitments of approximately $3.2 million comprised primarily of maintenance contracts, the majority of which relates to fiscal 2010.

As of June 30, 2009, the Company had an outstanding letter of credit for $1.0 million. This letter of credit was issued in May 2007 to guarantee certain claim payments to a third-party insurance company in the event the Company does not pay its portion of the claims. No amounts were drawn on this letter of credit.

From time to time the Company will extend a temporary subordinated loan (“TSL”) to its correspondent broker-dealers in the Clearing and Outsourcing Solutions segment. As of both June 30, 2009 and 2008, there were no TSLs outstanding.

In the normal course of business, the Company is subject to claims. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material adverse impact on the Consolidated and Combined Financial Statements.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of June 30,

2009 and 2008. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

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

NOTE 17. TRANSACTIONS WITH FORMER PARENT

Before the Distribution, the Company entered into a transition services agreement with ADP to provide for an orderly transition to being an independent company. Among the principal services provided to the Company by ADP were operational and administrative infrastructure-related services such as accounts payable processing, procurement support, and human resources administrative services. ADP ceased providing most of the services under the transition services agreement on March 31, 2008, but the Company and ADP have agreed that ADP shall continue to provide certain administrative and infrastructure-related services through December 31, 2009. For the fiscal years ended June 30, 2009 and 2008, and the period from the date of Distribution to June 30, 2007, the Company recorded expenses of $0.4 million, $2.3 million and $0.4 million, respectively, in the Consolidated and Combined Statements of Earnings related to these services.

ADP and the Company entered into a number of commercial service agreements pursuant to which ADP and the Company are providing services to each other. Services provided by ADP to the Company include human resources, payroll and benefits administration services provided by ADP in the ordinary course of its business to third party entities on terms and conditions management believes would be similar to those the Company could obtain from other providers of these services. For the fiscal year ended June 30, 2009 and 2008, and the period from the date of Distribution to June 30, 2007, the Company recorded $2.5 million, $2.0 million and $0.5 million, respectively, of expenses in the Consolidated and Combined Statements of Earnings related to these agreements. Services provided by the Company to ADP include providing fulfillment and other services that the Company provides in the ordinary course of its business to third parties on terms and conditions it believes are similar to those available to other third parties. For the fiscal year ended June 30, 2009 and 2008, and the period from the date of Distribution to June 30, 2007, the Company recorded revenue of $23.4 million, $21.1 million and $4.4 million, respectively, of revenue in the Consolidated and Combined Statements of Earnings related to these agreements.

The Company entered into a data center outsourcing services agreement with ADP before the Distribution under which ADP provides the Company with data center services consistent with the services provided to the Company immediately before the Distribution, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the fiscal year ended June 30, 2009 and 2008, and for the period from the date of Distribution to June 30, 2007, the Company recorded expenses of $102.8 million, $107.0 million and $27.5 million, respectively, in the Consolidated and Combined Statements of Earnings related to this agreement. Commitments under this agreement are $273.7 million through fiscal year 2012, the final year of the contract.

NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is a measure of income that includes both Net earnings and other comprehensive income. Other comprehensive income (loss) results from items deferred on the Consolidated Balance Sheets in Stockholders’ equity. Other comprehensive income (loss) was $(21.8) million, $2.8 million and $(19.5) million in fiscal years 2009, 2008 and 2007, respectively. The accumulated balances for each component of other comprehensive income are as follows:

	June 30,
	2009	2008	2007
	($ in millions)
Currency translation adjustments	$9.7	$30.5	$27.7
Change in funded status in pension and retirement plan, net of tax of $1.3	(2.0)	(2.0)	(2.0)
Pension and postretirement liability adjustment, net of taxes of $0.7 and $0.5 at June 30, 2009 and 2008, respectively	(0.8)	0.2	—
Adoption of SFAS No. 158, net of tax of $0.5	—	—	0.9

Accumulated other comprehensive income	$6.9	$28.7	$26.6

NOTE 19. FINANCIAL DATA BY SEGMENT

The Company classifies its operations into the following three reportable segments: Investor Communication Solutions, Securities Processing Solutions and Clearing and Outsourcing Solutions. See Note 1, “Basis of Presentation” for a further discussion of the Company’s reportable segments. The primary components of “Other” are the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign exchange is a reconciling item between the actual foreign exchange rates and fiscal year 2009 budgeted foreign exchange rates. The prior fiscal year’s reportable segment Net revenues and Earnings before income taxes have been adjusted to reflect updated fiscal year 2009 budgeted foreign exchange rates, this adjustment represents a reconciling difference to Net revenues and Earnings before income taxes.

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

The Clearing and Outsourcing Solutions segment is charged for services provided by other segments and records these costs as operating expenses. Before January 2007, the Clearing and Outsourcing Solutions segment was billed for these services on a mark-up basis with the other segments recording revenue for the amount of these billings. For the fiscal year ended June 30, 2007, the Clearing and Outsourcing Solutions segment was billed $2.0 million for services provided by the Investor Communication Solutions segment and $6.0 million for services provided by the Securities Processing Solutions segment. Beginning in January 2007, the Company changed its methodology for charging the Clearing and Outsourcing Solutions segment for services provided by other segments. For the fiscal years ended June 30, 2009 and 2008, and from January 1, 2007 through June 30, 2007, the Clearing and Outsourcing Solutions segment was charged $4.4 million, $3.4 million and $1.4 million, respectively, from the Investor Communication Solutions segment and $8.5 million, $4.6 million and $2.1 million, respectively, from the Securities Processing Solutions segment based on the cost of providing such services. The other segments record these services as cost transfers in Cost of net revenues.

	Investor Communication Solutions	Securities Processing Solutions	Clearing and Outsourcing Solutions	Other	Foreign Exchange	Total
	($ in millions)
Year Ended June 30, 2009
Net revenues	$1,531.0	$533.8	$101.4	$1.5	$(18.4)	$2,149.3
Earnings before income taxes	248.9	142.6	(9.1)	(31.9)	(4.2)	346.3
Assets	735.0	465.5	1,418.4	155.8	—	2,774.7
Capital expenditures	14.8	8.9	0.4	2.7	—	26.8
Depreciation and amortization	23.5	9.8	2.6	5.0	—	40.9
Year Ended June 30, 2008
Net revenues	$1,575.2	$514.4	$95.8	$8.5	$13.6	$2,207.5
Earnings before income taxes	255.3	137.5	(5.0)	(68.0)	6.1	325.9
Assets	708.0	477.6	1,606.4	41.6	—	2,833.6
Capital expenditures	22.0	9.1	0.6	9.7	—	41.4
Depreciation and amortization	25.2	8.4	3.2	4.2	—	41.0
Year Ended June 30, 2007
Net revenues	$1,554.2	$509.9	$93.8	$(7.0)	$(13.0)	$2,137.9
Earnings before income taxes	226.8	148.4	(11.9)	(36.4)	(6.1)	320.8
Assets	768.8	434.7	1,446.7	28.0	—	2,678.2
Capital expenditures	22.2	3.8	—	5.8	—	31.8
Depreciation and amortization	25.7	7.1	5.1	1.7	—	39.6

Revenues and assets by geographic area are as follows:

	United States	Canada	United Kingdom	Other	Total
	($ in millions)
Year Ended June 30, 2009
Net revenues	$1,914.3	$198.6	$13.5	$22.9	$2,149.3
Assets	$2,578.8	$77.2	$81.9	$36.8	$2,774.7
Year Ended June 30, 2008
Net revenues	$1,942.7	$226.6	$15.6	$22.6	$2,207.5
Assets	$2,628.3	$83.7	$88.5	$33.1	$2,833.6
Year Ended June 30, 2007
Net revenues	$1,911.5	$192.7	$16.9	$16.8	$2,137.9
Assets	$2,543.0	$75.7	$42.0	$17.5	$2,678.2

NOTE 20. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly results of operations for the fiscal years ended June 30, 2009 and 2008 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	($ in millions, except per share amounts)
Year Ended June 30, 2009
Net revenues	$472.4	$459.2	$481.2	$736.5
Earnings before income taxes	58.2	48.6	54.0	185.5
Net earnings	35.6	29.9	40.9	116.9
Basic EPS	0.25	0.21	0.29	0.84
Diluted EPS	0.25	0.21	0.29	0.83
Year Ended June 30, 2008
Net revenues	$451.2	$465.1	$498.8	$792.4
Earnings before income taxes	59.1	47.3	48.4	171.1
Net earnings	36.0	28.9	29.5	97.8
Basic EPS	0.26	0.21	0.21	0.70
Diluted EPS	0.26	0.21	0.21	0.69

NOTE 21. SUBSEQUENT EVENTS

On August 5, 2009, Ridge Clearing entered into a revolving credit facility (the “Ridge Loan Agreement”), under which Ridge Clearing is the borrower and the Company is the guarantor. Under the Ridge Loan Agreement, Ridge Clearing may request advances in an aggregate principal amount not to exceed the lesser of (x) $75.0 million and (y) the borrowing base, which is the sum of certain of the securities pledged to the lender. Advances under the Ridge Loan Agreement bear interest at a per annum rate of one-month LIBOR plus a margin. The Ridge Loan Agreement has a 364-day term, which may be extended for an additional 364 days subject to the satisfaction of certain conditions.

*    *    *    *    *    *    *

Broadridge Financial Solutions, Inc.

Schedule II—Valuation and Qualifying Accounts

($ in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year Ended June 30, 2009:
Allowance for doubtful accounts:
Accounts receivable, net	$3,796	$754	$(2,299)	$2,251
Securities clearing receivables	2,000	—	—	2,000
Deferred tax valuation allowance	29,800	—	(4,100)	25,700

Year Ended June 30, 2008:
Allowance for doubtful accounts:
Accounts receivable, net	$2,559	$1,956	$(719)	$3,796
Securities clearing receivables	2,096	52	(148)	2,000
Deferred tax valuation allowance	21,900	7,900	—	29,800

Year Ended June 30, 2007:
Allowance for doubtful accounts:
Accounts receivable, net	$3,065	$658	$(1,164)	$2,559
Securities clearing receivables	2,663	26	(593)	2,096
Deferred tax valuation allowance	19,800	2,100	—	21,900

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer as of June 30, 2009, evaluated the effectiveness of our disclosure controls as defined in Rule 13a-15(e) under the Exchange Act. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2009 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Management has performed an assessment of the effectiveness of Broadridge’s internal control over financial reporting as of June 30, 2009 based upon criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that Broadridge’s internal control over financial reporting was effective as of June 30, 2009.

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

August 11, 2009

Changes in Internal Control over Financial Reporting

No change over our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 11, 2009

BROADRIDGE FINANCIAL SOLUTIONS, INC.

By:	/S/ RICHARD J. DALY
Name:	Richard J. Daly
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD J. DALY Richard J. Daly	Chief Executive Officer and Director (Principal Executive Officer)	August 11, 2009

/S/ DAN SHELDON Dan Sheldon	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	August 11, 2009

/S/ ARTHUR F. WEINBACH Arthur F. Weinbach	Executive Chairman and Chairman of the Board	August 11, 2009

/S/ LESLIE A. BRUN Leslie A. Brun	Director	August 11, 2009

/S/ RICHARD J. HAVILAND Richard J. Haviland	Director	August 11, 2009

/S/ ALEXANDRA LEBENTHAL Alexandra Lebenthal	Director	August 11, 2009

/S/ STUART R. LEVINE Stuart R. Levine	Director	August 11, 2009

/S/ THOMAS E. MCINERNEY Thomas E. McInerney	Director	August 11, 2009

/S/ ALAN J. WEBER Alan J. Weber	Director	August 11, 2009

EXHIBIT INDEX

Exhibit Number	Description of Exhibit[1]
3.1	Certificate of Incorporation of Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 2, 2007).

3.2	Amended and Restated By-laws of Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 7, 2007).

4.1	Indenture dated as of May 29, 2007 by and between Broadridge Financial Solutions, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 30, 2007).

4.2	First Supplemental Indenture dated as of May 29, 2007 by and between Broadridge Financial Solutions, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed on May 30, 2007).

4.3	Form of 6.125% Senior Note due 2017 dated May 29, 2007 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on May 30, 2007).

10.1	Separation and Distribution Agreement, dated as of March 20, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 21, 2007).

10.2	Tax Allocation Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 2, 2007).

10.3	Transition Services Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 2, 2007).

10.4	Data Center Outsourcing Services Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 2, 2007).

10.5	Intellectual Property Transfer Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.4 to Form 8-K filed on April 2, 2007).

10.6	Employee Matters Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.5 to Form 8-K filed on April 2, 2007).

10.7	Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.6 to Form 8-K filed on April 2, 2007).

10.8	Supplemental Officers Retirement Plan (incorporated by reference to Exhibit 10.7 to Form 8-K filed on April 2, 2007).

10.9	Change in Control Enhancement Agreement for Richard J. Daly (incorporated by reference to Exhibit 10.8 to Form 8-K filed on April 2, 2007).

10.10	Change in Control Enhancement Agreement for John Hogan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on April 2, 2007).

10.11	2007 Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to Form 8-K filed on April 2, 2007).

Exhibit Number	Description of Exhibit[1]
10.12	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (incorporated by reference to Exhibit 10.11 to Form 8-K filed on April 2, 2007).

10.13	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (Amended and Restated effective August 4, 2008)(incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 14, 2008).

10.14	Five-Year Credit Agreement dated as of March 29, 2007 by and among Broadridge Financial Solutions, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, Citibank, N.A., as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.12 to Form 8-K filed on April 2, 2007).

10.15	Interim Credit Agreement dated as of March 29, 2007 by and among Broadridge Financial Solutions, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.13 to Form 8-K filed on April 2, 2007).

10.16	Underwriting Agreement dated as of May 23, 2007 by and among Broadridge Financial Solutions, Inc. and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives of the underwriters party thereto (incorporated by reference to Exhibit 1.1 to Form 8-K filed on May 30, 2007).

10.17	Revolving Credit Agreement, dated as of August 5, 2009, by and among Ridge Clearing & Outsourcing Solutions, Inc., Broadridge Financial Solutions, Inc., as guarantor, and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 6, 2009).

10.18	Collateral Pledge Agreement, dated as of August 5, 2009, by and between Ridge Clearing & Outsourcing Solutions, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 6, 2009).

12.1	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Ethics for the Company’s Principal Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 99.1 to Form 8-K filed on August 2, 2007).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to Form S-3 filed on May 22, 2007 (File No. 333-143141)).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	The SEC File No. for the Company’s Form 8-K Reports referenced is 001-33220.