Form 10-Q
period 2009-09-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2009-11-03
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 30, 2009 was 136,863,494.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
Revenues:
Services revenues	$449.5	$460.5
Other revenues	8.8	14.0

Total revenues	458.3	474.5
Interest expense from securities operations	0.4	2.1

Net revenues	457.9	472.4

Cost of net revenues	355.4	363.0
Selling, general and administrative expenses	56.4	56.7
Other (income) expenses, net	3.8	(5.5)

Total expenses	415.6	414.2

Earnings before income taxes	42.3	58.2
Provision for income taxes	15.9	22.6

Net earnings	$26.4	$35.6

Earnings per share:
Basic	$0.19	$0.25
Diluted	$0.19	$0.25
Weighted-average shares outstanding:
Basic	138.1	140.4
Diluted	140.4	142.2
Dividends declared per common share	$0.14	$0.07

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	September 30, 2009	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$ 231.5	$ 280.9
Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	191.0	246.5
Accounts receivable, net of allowance for doubtful accounts of $1.9 and $2.3, respectively	307.9	381.0
Securities clearing receivables, net of allowance for doubtful accounts of $2.0 and $2.0, respectively	1,282.9	1,011.3
Other current assets	110.3	83.9

Total current assets	2,123.6	2,003.6
Property, plant and equipment, net	71.3	75.4
Other non-current assets	138.9	143.3
Goodwill	513.3	511.1
Intangible assets, net	39.1	41.3

Total assets	$2,886.2	$2,774.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 77.0	$ 75.3
Accrued expenses and other current liabilities	177.1	222.7
Securities clearing payables	1,271.2	1,088.1
Deferred revenues	46.7	34.6

Total current liabilities	1,572.0	1,420.7
Long-term debt	324.1	324.1
Other non-current liabilities	71.3	70.0
Deferred revenues	51.1	50.9

Total liabilities	2,018.5	1,865.7

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 142.5 shares and 141.8 shares, respectively; outstanding, 136.5 and 139.3 shares, respectively	1.4	1.4
Additional paid-in capital	525.2	505.9
Retained earnings	439.7	432.3
Treasury stock—at cost, 6.0 and 2.5 shares, respectively	(109.3)	(37.5)
Accumulated other comprehensive income	10.7	6.9

Total stockholders’ equity	867.7	909.0

Total liabilities and stockholders’ equity	$2,886.2	$2,774.7

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities
Net earnings	$26.4	$35.6
Adjustments to reconcile Net earnings to net cash flows used in operating activities:
Depreciation and amortization	10.2	10.6
Amortization of other assets	4.1	3.6
Deferred income taxes	(2.2)	0.8
Stock-based compensation expense	6.0	5.7
Excess tax benefits from the issuance of stock-based compensation awards	(0.1)	(0.1)
Gain on purchase of senior notes	—	(8.4)
Other	1.0	(1.9)
Changes in operating assets and liabilities:
Current assets and liabilities:
Decrease in Accounts receivable	72.7	91.1
(Increase) decrease in Other current assets	(23.6)	3.5
Increase (decrease) in Accounts payable	1.7	(14.4)
Decrease in Accrued expenses and other current liabilities	(78.4)	(93.1)
Increase (decrease) in Deferred revenues	12.1	(9.2)
(Increase) decrease in Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	55.5	(391.3)
Increase in Securities clearing receivables	(271.6)	(696.9)
Increase in Securities clearing payables	183.1	816.9
Non-current assets and liabilities:
Increase in Other non-current assets	(1.9)	(2.9)
Increase in Other non-current liabilities	2.8	4.1

Net cash flows used in operating activities	(2.2)	(246.3)

Cash Flows From Investing Activities
Capital expenditures	(3.6)	(2.6)
Purchases of intangibles	(0.1)	(0.1)
Acquisitions	—	(14.7)

Net cash flows used in investing activities	(3.7)	(17.4)

Cash Flows From Financing Activities
Net proceeds from Short-term borrowings	22.4	253.3
Payments on Long-term debt	—	(114.4)
Dividends paid	(9.8)	(8.4)
Proceeds from exercise of stock options	14.1	2.3
Purchases of Common stock	(71.9)	(0.5)
Excess tax benefits from the issuance of stock-based compensation awards	0.1	0.1

Net cash flows (used in) provided by financing activities	(45.1)	132.4

Effect of exchange rate changes on Cash and cash equivalents	1.6	1.0

Net change in Cash and cash equivalents	(49.4)	(130.3)
Cash and cash equivalents, beginning of period	280.9	198.3

Cash and cash equivalents, end of period	$231.5	$68.0

Supplemental disclosure of cash flow information:
Cash payments made for interest	$1.0	$5.8
Cash payments made for income taxes	$32.8	$45.7

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

B. Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”). These financial statements present the consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “2009 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”).

C. Financial Instruments. Substantially all of the financial instruments of the Company other than Long-term debt are carried at fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. The carrying value of the Company’s long-term variable-rate term loan facility approximates fair value because these instruments reflect market changes to interest rates. The carrying value of the Company’s 6.125% senior notes due 2017 (the “Senior Notes”) represents the face value of the Senior Notes net of the unamortized discount. The fair value of the Company’s Senior Notes is based on quoted market prices.

D. Other Revenues and Interest Expense from Securities Operations. Other revenues includes $6.0 million and $6.6 million for the three months ended September 30, 2009 and 2008, respectively, for software maintenance and license fees related to the Securities Processing Solutions segment.

Other revenues also includes interest income from securities operations related to the Clearing and Outsourcing Solutions segment resulting from customer margin financing and securities-borrowed transactions that is recognized on a settlement date basis. Interest income included in Other revenues totaled $2.8 million and $7.4 million for the three months ended September 30, 2009 and 2008, respectively.

Interest expense from securities operations includes interest incurred on securities loaned transactions and customer credit balances.

E. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, in accordance with Financial Accounting Standards Board (“FASB”). Accounting Standards Codification (“ASC”) No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after September 30, 2009, through the date of issuance of the financial statements on November 3, 2009. During this period, the Company did not have any material subsequent events other than the event disclosed in Note 13, “Subsequent Events.”

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

On July 1, 2008, the Company adopted new accounting guidance on fair value measurements. This new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The new guidance was effective for the Company beginning July 1, 2008, for certain financial assets and liabilities. Refer to Note 5 for additional information regarding our fair value measurements for financial assets and liabilities. The new guidance became effective for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis beginning July 1, 2009.

On January 1, 2009, the Company adopted new accounting guidance on disclosures about derivative instruments and hedging activities. The new guidance impacts disclosures only and requires additional qualitative and quantitative information on the use of derivatives and their impact on an entity’s financial position, results of operations and cash flows.

In December 2007, the FASB issued new accounting guidance on business combinations and noncontrolling interests in consolidated financial statements. The new guidance revises the method of accounting for a number of aspects of business combinations and noncontrolling interests, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests), and post acquisition exit activities of acquired businesses. The new guidance became effective for the Company beginning July 1, 2009, and the application of this guidance is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

No other new accounting pronouncement issued or effective during the first quarter ended September 30, 2009 has had or is expected to have a material impact on the Condensed Consolidated Financial Statements.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented.

For the three months ended September 30, 2009 and 2008, the computation of diluted EPS did not include 8.1 million and 7.2 million options to purchase Broadridge common stock, respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months Ended September 30,
	2009	2008
Weighted-average shares outstanding:
Basic	138.1	140.4
Common stock equivalents	2.3	1.8

Diluted	140.4	142.2

NOTE 4. OTHER (INCOME) EXPENSES, NET

Other (income) expenses, net consisted of the following:

	Three Months Ended September 30,
	2009	2008
Interest expense on borrowings	$2.6	$5.4
Interest income	—	(0.5)
Foreign currency exchange (gain)/loss	1.0	(2.0)
Gain from purchase of Senior Notes	—	(8.4)
Other, net	0.2	—

Other (income) expenses, net	$3.8	$(5.5)

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

New accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1	Inputs that are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments where available or based on other observable instruments. These calculations take into consideration the credit risk of both the Company and our counterparties. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

The following table sets forth the Company’s financial assets and liabilities as of September 30, 2009 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets
Cash and cash equivalents:
Money market funds	$147.1	$—	$—	$147.1
Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations:
U.S. government obligations	2.0	—	—	2.0

Total	$149.1	$—	$—	$149.1

The Company did not have any financial assets that met the classification of Level 3 assets during the quarter ended September 30, 2009.

NOTE 6. SECURITIES CLEARING RECEIVABLES AND PAYABLES

Securities clearing receivables and payables consist of the following:

	September 30, 2009	June 30, 2009
	($ in millions)
Receivables:
Clearing customers	$ 610.5	$ 534.1
Securities borrowed	148.7	94.6
Broker-dealers and other	86.1	105.2
Clearing organizations	239.3	145.0
Securities failed to deliver	198.3	132.4

Total	$1,282.9	$1,011.3

Payables:
Clearing customers	$1,000.4	$ 869.8
Securities loaned	10.6	9.6
Broker-dealers and other	155.3	119.0
Securities failed to receive	104.9	89.7

Total	$1,271.2	$1,088.1

As of September 30, 2009, the Company has received securities collateral, primarily in connection with customer margin loans, securities borrowed transactions, and correspondent accounts with a market value of approximately $1,089.4 million, which it can sell or repledge. Of this amount, approximately $295.3 million had been pledged or sold as of September 30, 2009 in connection with securities loaned, street-side settlement, deposits with clearing organizations and Federal and other regulations.

As a registered broker-dealer and member of the New York Stock Exchange (“NYSE”) and the Financial Industry Regulatory Authority (“FINRA”), Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge Clearing”) is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934 (“Rule 15c3-1”). Ridge Clearing computes its net capital under the alternative method permitted by Rule 15c3-1, which requires Ridge Clearing to maintain minimum net capital equal to the greater of $1.5 million or 2% of aggregate debit items arising from customer transactions. The NYSE and FINRA may require a member firm to reduce its business if its net capital is less than 4% of aggregate debit items, or may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit items. At September 30, 2009, Ridge Clearing had net capital of $214.3 million, which was approximately 25.2% of aggregate debit items and exceeded the minimum requirements by $197.3 million.

NOTE 7. BORROWINGS

The Company’s outstanding borrowings consisted of the following:

	Expiration Date	September 30, 2009	June 30, 2009
Long-term debt
Term loan facility	March 2012	$200.0	$200.0
Senior Notes	June 2017	124.1	124.1

		$324.1	$324.1

In addition, the Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million, and a revolving credit facility under which Ridge Clearing is the borrower and the Company is the guarantor that expires in August 2010 (which may be extended to August 2011 subject to certain conditions) that has an available capacity of $75.0 million. No amounts were outstanding under these credit facilities at September 30, 2009.

At September 30, 2009 and June 30, 2009, the Company was not aware of any instances of non-compliance with the financial covenants of its borrowings’ obligations.

The fair value of the Senior Notes at September 30, 2009 was $110.3 million based on quoted market prices. The carrying value of the variable-rate term loan facility approximates fair value. Amounts are due on the expiration dates listed above.

NOTE 8. STOCK-BASED COMPENSATION

The activity related to the Company’s incentive equity awards for the three months ended September 30, 2009 consisted of the following:

	Stock Options		Time-based Restricted Stock		Performance-based Restricted Stock
	Number of Options (d)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares		Weighted- Average Grant Date Fair Value
Balances at June 30, 2009	18,659,152	$18.86	1,958,112	$16.35	533,400		$15.72
Granted	—	—	9,088	16.15	56,122	(a)	16.56
Exercised (b)	(755,540)	17.55	—	—	—		—
Vesting of restricted shares	—	—	(36,196)	15.09	—		—
Expired/forfeited	(10,477)	19.77	(9,348)	16.76	—		—

Balances at September 30, 2009 (c)	17,893,135	$18.91	1,921,656	$16.37	589,522		$15.80

(a)	Represents performance-based restricted stock units granted upon the approval of the achievement of pre-set financial performance goals as of June 30, 2009. The achievement of the pre-set performance goals allowed associates to earn from 0% to 150% of their stated restricted stock grant. These restricted stock units will vest on March 31, 2010.

(b)	Stock options exercised during the period of July 1, 2009 through September 30, 2009 had an intrinsic value of $2.3 million.

(c)	As of September 30, 2009, the Company’s outstanding “in the money” stock options using the September 30, 2009 closing share price of $20.10 (approximately 12.6 million shares) had an aggregate intrinsic value of $31.6 million.

(d)	Options outstanding as of September 30, 2009 have a weighted-average remaining contractual life of 5.0 years and 14.1 million options are exercisable.

The Company has stock-based compensation plans under which we annually grant stock option and restricted stock awards. Exercise prices on options granted have been and continue to be set equal to the market price of the underlying shares on the date of the grant (except special stock option grants which have a premium strike price), with the measurement of stock-based compensation expense recognized in net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $6.0 million and $5.7 million was recognized in earnings for the three months ended September 30, 2009 and 2008, respectively, as well as related tax benefits of $2.2 million and $1.9 million, respectively.

As of September 30, 2009, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards amounted to $7.2 million and $15.7 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.6 years and 1.2 years, respectively.

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

NOTE 9. INCOME TAXES

The Company’s effective tax rate for the fiscal quarter ended September 30, 2009 and 2008 was 37.5% and 38.8%, respectively. The decrease in our effective tax rate is primarily attributable to approved certification for a state tax credit program scheduled to expire in 2018 and lower enacted tax rates in certain international tax jurisdictions for the three months ended September 30, 2009.

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

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at September 30, 2009 or at June 30, 2009. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

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

NOTE 11. COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three Months Ended September 30,
	2009	2008
Net earnings	$26.4	$35.6
Foreign currency translation adjustments	(3.9)	(10.0)

Comprehensive income	$22.5	$25.6

NOTE 12. INTERIM FINANCIAL DATA BY SEGMENT

Investor Communication Solutions, Securities Processing Solutions and Clearing and Outsourcing Solutions are the Company’s reportable segments. The primary components of “Other” are the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign exchange is a reconciling item between the actual foreign exchange rates and fiscal 2010 budgeted foreign exchange rates.

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

Segment results:

	Net Revenues
	Three Months Ended September 30,
	2009	2008
Investor Communication Solutions	$309.9	$313.8
Securities Processing Solutions	124.2	133.2
Clearing and Outsourcing Solutions	25.6	23.2
Other	0.1	0.2
Foreign currency exchange	(1.9)	2.0

Total	$457.9	$472.4

	Earnings before Income Taxes
	Three Months Ended September 30,
	2009	2008
Investor Communication Solutions	$23.4	$23.3
Securities Processing Solutions	27.9	37.4
Clearing and Outsourcing Solutions	(2.4)	(3.1)
Other	(6.7)	(0.7)
Foreign currency exchange	0.1	1.3

Total	$42.3	$58.2

NOTE 13. SUBSEQUENT EVENTS

On November 2, 2009, the Company and Ridge Clearing entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Penson Worldwide, Inc. (“PWI”) and Penson Financial Services, Inc., a wholly owned subsidiary of PWI (“PFSI”), to sell the contracts with substantially all of the securities clearing clients of Ridge Clearing to PFSI.

Under the terms of the Asset Purchase Agreement, Broadridge will receive between $60 million and $70 million in total consideration from PWI. The specific amount of such consideration will be determined immediately prior to closing pursuant to an agreed formula based upon the revenues attributable to the contracts being purchased by PFSI. The purchase price will be subject to certain post-closing adjustments upon the occurrence of agreed upon events. It is anticipated that the transaction will close within six months, subject to finalization of certain service level agreements under an outsourcing agreement described below, and the satisfaction of customary closing conditions, including regulatory approvals.

Concurrent with entering into the Asset Purchase Agreement, Broadridge and PWI entered into a ten-year master services agreement (the “Outsourcing Agreement”). Under the Outsourcing Agreement, Ridge Clearing will provide certain securities processing and back-office services to PFSI. This agreement will include selective processing services for PFSI’s existing securities processing operations and back-office functions, as well as selective processing services related to the clearing client contracts acquired by PFSI from Ridge Clearing. The provision of services under the Outsourcing Agreement is conditioned upon finalization of certain service level agreements, receipt of regulatory approvals and the closing of the transaction under the Asset Purchase Agreement.

In addition, the Asset Purchase Agreement requires PWI to provide $50 million as additional regulatory capital with respect to its operations pertaining to the correspondent clearing contracts to be acquired. In the event PWI does not have other resources available to provide these funds, Broadridge has agreed to lend this amount to PWI.

* * * * * * *

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements (the “Financial Statements”) and accompanying Notes thereto included elsewhere herein.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. These risks and uncertainties include those risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “2009 Annual Report”). Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this Quarterly Report on Form 10-Q and our 2009 Annual Report. These risks include:

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

Overview

We are a leading global provider of technology-based solutions to the financial services industry. Our systems and services include investor communication solutions, securities processing solutions, and securities clearing and operations outsourcing solutions. In short, we provide the infrastructure that helps make the financial services industry work. With more than 40 years of experience, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities.

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

Broadridge introduced several investor communication solutions in fiscal year 2009. They are The Investor Network, our Shareholder Forum and Virtual Shareholder Meeting solutions, and our new data aggregation and data management solutions. These new offerings are described in Part 1, Item 1. “The Broadridge Business” in our 2009 Annual Report.

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

Basis of Presentation

The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. These Financial Statements present the consolidated position of the Company. These Financial Statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Financial Statements should be read in conjunction with the Company’s financial statements for the fiscal year ended June 30, 2009 in the Company’s 2009 Annual Report filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2009.

Critical Accounting Policies

In presenting the Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Management continually evaluates the accounting policies and estimates used to prepare the Financial Statements. The estimates, by their nature, are based on judgment, available information, and historical experience and are believed to be reasonable. However, actual amounts and results could differ from these estimates made by management. In management’s opinion, the Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in the “Critical Accounting Policies” section of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in our 2009 Annual Report.

Results of Operations

The following discussions of Analysis of Condensed Consolidated Operations and Analysis of Reportable Segments refer to the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The Analysis of Condensed Consolidated Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Condensed Consolidated Statements of Earnings.

Analysis of Condensed Consolidated Operations

	Three Months Ended September 30,		Change
	2009	2008	$	%
		($ in millions)
Services revenues	$449.5	$460.5	$(11.0)	(2)
Other revenues	8.8	14.0	(5.2)	(37)

Total revenues	458.3	474.5	(16.2)	(3)
Interest expense from securities operations	0.4	2.1	(1.7)	(81)

Net revenues	457.9	472.4	(14.5)	(3)
Cost of net revenues	355.4	363.0	(7.6)	(2)
Selling, general and administrative expenses	56.4	56.7	(0.3)	(1)
Other (income) expenses, net	3.8	(5.5)	9.3	NM	*

Total expenses	415.6	414.2	1.4	—

Earnings before income taxes	42.3	58.2	(15.9)	(27)
Margin	9.2%	12.3%		(3.1	) pts

Provision for income taxes	15.9	22.6	(6.7)	(30)
Effective tax rate	37.5%	38.8%		(1.3	) pts

Net earnings	$ 26.4	$ 35.6	$ (9.2)	(26)

Basic earnings per share	$ 0.19	$ 0.25	$(0.06)	(24)
Diluted earnings per share	$ 0.19	$ 0.25	$(0.06)	(24)

*	Not Meaningful

Total Net Revenues. Total Net revenues for the three months ended September 30, 2009 were $457.9 million, a decrease of $14.5 million or 3%, compared to $472.4 million for the three months ended September 30, 2008. The 3% decrease in Total Net revenues reflects an $11.0 million, or 2% decrease in Service revenues, a $5.2 million, or 37% decrease in Other revenues, and lower Interest expense from securities operations of $1.7 million.

Services revenues for the three months ended September 30, 2009 were $449.5 million, a decrease of $11.0 million, or 2% compared to $460.5 million for the three months ended September 30, 2008. The decrease reflects the net impact of lower distribution revenues of $13.3 million driven by business mix, higher fee revenue of $16.8 million from new business, more than offset by $10.8 million of losses that occurred in the prior year, and the unfavorable impact of foreign currency rates of $3.4 million.

Other revenues for the three months ended September 30, 2009 were $8.8 million, a decrease of $5.2 million, or 37% compared to $14.0 million for the three months ended September 30, 2008. The decrease is due primarily to lower interest income of $4.6 million driven by the lower Federal Funds rate and lower average margin balances, as expected.

Other interest expense from securities operations for the three months ended September 30, 2009 were $0.4 million, a decrease of $1.7 million, or 81% compared to $2.1 million for the three months ended September 30, 2008. The decrease reflects lower interest expense driven by lower Federal Funds rate and lower average margin balances, as expected.

Total Expenses. Total expenses for the three months ended September 30, 2009 were $415.6 million, an increase of $1.4 million, or less than 1%, compared to $414.2 million for the three months ended September 30, 2008. The increase in Total expenses reflects a decrease of $7.6 million, or 2% in Cost of net revenues, an increase of $0.3 million, or 1% in Selling, general and administrative expenses, and an increase in Other (income) expenses, net of $9.3 million which includes the effect of the one-time gain from the purchase of $125.0 million principal amount of our 6.125% senior notes due 2017 (the “Senior Notes”) of $8.4 million during the three months ended September 30, 2008.

Cost of net revenues for the three months ended September 30, 2009 were $355.4 million, a decrease of $7.6 million, or 2%, compared to $363.0 million for the three months ended September 30, 2008. The decrease reflects the net impact lower distribution costs reflecting lower distribution revenues, and higher expense reflecting higher fee revenue. Distribution cost for the three months ended September 30, 2009 were $136.0 million, a decrease of $11.8 million, or 8%, compared to $147.8 million for the three months ended September 30, 2008. Partially offsetting this reduction was an increase of $6.3 million of expense reflecting higher new business fee revenue. Fluctuations in foreign currency exchange rates also decreased Cost of net revenues by $2.1 million.

Selling, general and administrative expenses for the three months ended September 30, 2009 were $56.4 million, a decrease of $0.3 million, or 1%, compared to $56.7 million for the three months ended September 30, 2008.

Other (income) expenses, net increased $9.3 million which reflects the effect of the one-time gain from the purchase of the Senior Notes of $8.4 million during the three months ended September 30, 2008, a decrease in interest expense on our Long-term debt of $2.8 million related to a lower outstanding balance on the Senior Notes because of the purchase of $125.0 million principal amount of the Senior Notes, the decline in the weighted-average interest rate on our five-year term loan facility, and a foreign currency exchange loss of $3.0 million.

Earnings before Income Taxes. Earnings before income taxes for the three months ended September 30, 2009 were $42.3 million, a decrease of $15.9 million, or 27%, compared to $58.2 million for the three months ended September 30, 2008. The decrease reflects a decline in Total Net revenues during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 as discussed above. Overall margin decreased from 12.3% to 9.2% for the three months ended September 30, 2008 compared to the three months ended September 30, 2009, respectively.

Provision for Income Taxes. Our effective tax rate and Provision for income taxes for the three months ended September 30, 2009 was 37.5% and $15.9 million, respectively, compared to 38.8% and $22.6 million, respectively, for the three months ended September 30, 2008. The decrease in our effective tax rate and provision for income taxes is primarily attributable to the approved certification for a state tax credit program scheduled to expire in 2018 and lower enacted tax rates in certain international tax jurisdictions for the three months ended September 30, 2009.

Net Earnings and Basic and Diluted Earnings per Share. Net earnings for the three months ended September 30, 2009 were $26.4 million, a decrease of $9.2 million, or 26%, compared to $35.6 million for the three months ended September 30, 2008. The decrease in Net earnings reflects lower Net revenues as discussed above.

Basic earnings per share for the three months ended September 30, 2009 were $0.19, a decrease of $0.06, or 24%, compared to $0.25 the three months ended September 30, 2008. Diluted earnings per share for the three months ended September 30, 2009 were $0.19, a decrease of $0.06, or 24%, compared to $0.25 for the three months ended September 30, 2008.

Analysis of Reportable Segments

Investor Communication Solutions, Securities Processing Solutions and Clearing and Outsourcing Solutions are the Company’s reportable segments. The primary components of “Other” are the elimination of intersegment revenues and profits and certain unallocated expenses. Foreign currency exchange is a reconciling item between the actual foreign currency exchange rates and fiscal year 2010 budgeted foreign currency exchange rates.

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

Net Revenues

	Three Months Ended September 30,		Change
	2009	2008	$	%
		($ in millions)
Investor Communication Solutions	$309.9	$313.8	$ (3.9)	(1)
Securities Processing Solutions	124.2	133.2	(9.0)	(7)
Clearing and Outsourcing Solutions	25.6	23.2	2.4	10
Other	0.1	0.2	(0.1)	(50)
Reconciling item:
Foreign currency exchange	(1.9)	2.0	(3.9)	NM *

Total net revenues	$457.9	$472.4	$(14.5)	(3)

*	Not Meaningful

Earnings (Loss) Before Income Taxes

	Three Months Ended September 30,		Change
	2009	2008	$	%
		($ in millions)
Investor Communication Solutions	$23.4	$23.3	$ 0.1	—
Securities Processing Solutions	27.9	37.4	(9.5)	(25)
Clearing and Outsourcing Solutions	(2.4)	(3.1)	0.7	23
Other	(6.7)	(0.7)	(6.0)	NM *
Reconciling item:
Foreign currency exchange	0.1	1.3	(1.2)	(92)

Total earnings before income taxes	$42.3	$58.2	$(15.9)	(27)

*	Not Meaningful

Investor Communication Solutions

Net Revenues. Investor Communication Solutions’ segment Net revenues for the three months ended September 30, 2009 were $309.9 million, a decrease of $3.9 million, or 1%, compared to $313.8 million for the three months ended September 30, 2008. The 1% decrease reflects lower distribution revenues driven by product mix partially offset by higher recurring fee revenue contributions from Internal growth, revenue gains from an acquisition and higher event-driven activity. Net distribution revenues for the three months ended September 30, 2009 were $152.3 million, a decrease of $13.3 million, or 8%, compared to $165.6 million for the three months ended September 30, 2008. Position growth, a key measure in the number of pieces processed was a negative 7% for annual equity proxies and a positive 1% for mutual fund interims. Equity proxy position growth in the first quarter historically has not been an accurate measure of the full year trend due to the seasonality of the business. The number of pieces processed decreased 3% from 248.7 million pieces to 240.8 million pieces.

Earnings before Income Taxes. Earnings before income taxes for the three months ended September 30, 2009 were $23.4 million, essentially unchanged with an increase of $0.1 million, compared to $23.3 million for the three months ended September 30, 2008. Margin increased by 0.2 percentage points to 7.6% due to higher fee revenue.

Securities Processing Solutions

Net Revenues. Securities Processing Solutions’ segment Net revenues for the three months ended September 30, 2009 were $124.2 million, a decrease of $9.0 million, or 7%, compared to $133.2 million for the three months ended September 30, 2008. The 7% decline in revenue was driven by the carryover impact of price concessions granted in the second half of the fiscal year ended June 30, 2009 and lower trade volumes in our fixed income business. Net new business (sales less losses “Net New Business”) was flat as revenue from new sales offset previously-disclosed client losses.

Earnings before Income Taxes. Earnings before income taxes for three months ended September 30, 2009 were $27.9 million, a decrease of $9.5 million, or 25%, compared to $37.4 million for the three months ended September 30, 2008. Margin decreased by 5.6 percentage points to 22.5% for the three months ended September 30, 2009. The decrease is primarily due to the impact of lower revenues.

Clearing and Outsourcing Solutions

Net Revenues. Clearing and Outsourcing Solutions’ segment Net revenues were $25.6 million, an increase of $2.4 million, or 10% for the three months ended September 30, 2009, compared to $23.2 million for the three months ended September 30, 2008. Net New Business contributed $5.4 million, partially offset by lower internal growth of $3.0 million. Internal growth was negatively impacted by lower interest income of $2.9 million due to lower Federal Funds rate and lower margin balances. Average margin balances for the three months ended September 30, 2009 were $559.7 million compared to $880.1 million for the three months ended September 30, 2008. Excluding the $2.9 million unfavorable impact to internal growth of net interest income including the $1.2 million Federal Funds rate impact and lower average margin balances, Net revenues increased $5.3 million, or 23% for the three months ended September 30, 2009, compared to the three months ended September 30, 2008.

Loss before Income Taxes. Loss before income taxes of $2.4 million, improved $0.7 million for the three months ended September 30, 2009, compared to a loss before income taxes of $3.1 million for the three months ended September 30, 2008. The improvement was due to new business, partially offset by lower interest income resulting from the lower Federal Funds rate and lower average margin balances. Excluding the unfavorable impact of net interest income resulting from the lower Federal Funds rate and lower average margin balances, loss before income taxes improved $3.4 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008.

Other

Net Revenues. Other Net revenues were $0.1 million, a decrease of $0.1 million for the three months ended September 30, 2009, compared to $0.2 million for the three months ended September 30, 2008 reflecting lower elimination of intercompany Interest expense from securities operations.

Loss before Income Taxes. The primary component of Other expenses are certain unallocated expenses and Other expenses, net. Total other loss before income taxes was $6.7 million for the three months ended September 30, 2009, an increase of $6.0 million, compared to a $0.7 million loss before income taxes for the three months ended September 30, 2008. The increased loss reflects a one-time gain during the three months ended September 30, 2008 of $8.4 million from the purchase of our 6.125% Senior Notes, foreign currency exchange losses of $3.0 million and lower Interest income of $0.5 million. The increased loss was mostly offset by lower interest expense of $2.8 million on our five-year term loan facility due to a decline in the weighted-average interest and a reduction in corporate investment spending of $2.2 million.

Financial Condition, Liquidity and Capital Resources

At September 30, 2009, Cash and cash equivalents were $231.5 million and Total stockholders’ equity was $867.7 million. At September 30, 2009, working capital was $551.6 million, compared to $582.9 million at June 30, 2009.

At September 30, 2009, the Company had $324.1 million outstanding Long-term debt, consisting of a $200.0 million five-year term loan facility and unsecured Senior Notes of $124.1 million principal amount. The Senior Notes are unsecured obligations of Broadridge and rank equally in right of payment with other unsecured and unsubordinated obligations of Broadridge. Interest is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%.

Borrowings under the term loan facility bear interest at LIBOR plus 40 to 90 basis points based on debt ratings at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 50 basis points as of September 30, 2009. The weighted-average interest rate on the five-year term loan facility was 1.10% during the three months ended September 30, 2009.

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

Net cash flows (used in) provided by operating activities were as follows:

	Three Months Ended September 30,
	2009	2008
	($ in millions)
Net cash flows provided by operating activities, excluding securities clearing activities	$30.8	$25.0

(Increase) decrease in Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	55.5	(391.3)
Increase in Securities clearing receivables	(271.6)	(696.9)
Increase in Securities clearing payables	183.1	816.9

Net cash flows used in securities clearing activities	(33.0)	(271.3)

Net cash flows used in operating activities, as reported	$(2.2)	$(246.3)

Net cash flows provided by operating activities, excluding securities clearing activities, were $30.8 million for the three months ended September 30, 2009, an increase of $5.8 million, compared to $25.0 million net cash flows provided during the three months ended September 30, 2008. The increase is due to less cash used in working capital partially offset by lower net income.

Net cash flows used in securities clearing activities at our Clearing and Outsourcing Solutions segment were $33.0 million for the quarter ended September 30, 2009, a decrease of $238.3 million, compared to net cash flows used in securities clearing activities at our Clearing and Outsourcing Solutions segment of $271.3 million for the quarter ended September 30, 2008. The decrease in cash flows used in securities clearing activities is due to a decline in cash and securities segregated for regulatory purposes of $446.8 million and a decline in securities clearing receivables of $425.3 million primarily driven by decreased margin receivable balances. This was partially offset by a decline in net securities clearing payables of $633.8 million due to lower customer credit balances.

Net cash flows used in investing activities for the three months ended September 30, 2009 were $3.7 million, a decrease of $13.7 million compared to $17.4 million net cash flows used in the three months ended September 30, 2008. The decrease reflects lower spending of $14.7 million on acquisitions during the three months ended September 30, 2009, compared to the three months ended September 30, 2008, partially offset by higher capital expenditures of $1.0 million.

Net cash flows used in financing activities for the three months ended September 30, 2009 were $45.1 million, an increase of $177.5 million, compared to $132.4 million net cash flows provided by financing activities for the three months ended September 30, 2008. The increased use of cash in the three months ended September 30, 2009 reflects a decrease in Net proceeds from Short-term borrowings of $230.9 million and purchases of common stock of $71.4 million partially offset by an increase in proceeds from the exercise of stock options of $11.8 million in the current period and the retirement of $114.4 million of Senior Notes during the period ended September 30, 2008.

The aforementioned $230.9 million lower Net proceeds from Short-term borrowings within the net change in Net cash flows used in financing activities is principally due to the $238.3 million decrease in net cash flows used in securities clearing activities for the period ended September 30, 2008.

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

Income Taxes

The Company’s effective tax rate for the fiscal quarter ended September 30, 2009 and 2008 was 37.5% and 38.8%, respectively. The decrease in our effective tax rate is primarily attributable to the approved certification for a state tax credit program scheduled to expire in 2018 and lower enacted tax rates in certain international tax jurisdictions for the three months ended September 30, 2009.

Contractual Obligations

The Company entered into a data center outsourcing services agreement with ADP before our spin-off from ADP in March 2007 under which ADP provides the Company with data center services consistent with the services provided to the Company immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the three months ended September 30, 2009 and 2008, the Company recorded $25.9 million and $25.4 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services.

Other Commercial Agreements

The Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million and a revolving credit facility under which Ridge Clearing is the borrower and the Company is the guarantor that expires in August 2010 (which may be extended to August 2011 subject to certain conditions) that has an available capacity of $75.0 million. No amounts were outstanding under these credit facilities at September 30, 2009.

In addition, immediately prior to the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest at LIBOR plus 250 basis points. There were approximately $0.2 million of outstanding borrowings under these lines of credit at September 30, 2009.

Off-balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at September 30, 2009 or at June 30, 2009. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

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

At September 30, 2009, $200.0 million of our total $324.0 million outstanding Long-term debt is based on floating interest rates. Our term loan facility had $200.0 million outstanding at September 30, 2009. The interest rate is based on LIBOR plus 40 to 90 basis points based on our debt rating at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 50 basis points as of September 30, 2009. The weighted-average interest rate was 1.10% during the three months ended September 30, 2009.

Item 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2009 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A to Part I in our 2009 Annual Report on Form 10-K filed on August 11, 2009. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2009 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our first fiscal quarter ended September 30, 2009:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans(2)
July 1, 2009 – July 31, 2009	13,609	(1)	$16.90	—	—
August 1, 2009 – August 31, 2009	2,812,503		20.39	2,812,503	7,187,497
September 1, 2009 – September 30, 2009	675,729		21.12	675,729	6,511,768

Total	3,501,841		$20.52	3,488,232	6,511,768

(1)	Represents shares purchased from employees to pay taxes related to the vesting of restricted shares.
(2)	On August 11, 2009, the Board of Directors authorized a stock repurchase plan for the repurchase of up to 10 million shares of the Company’s common stock to offset share dilution created by the Company’s equity compensation plans. During the fiscal quarter ended September 30, 2009, the Company purchased approximately 3.5 million shares of common stock under this plan at an average price per share of $20.53.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: November 3, 2009	By:	/s/ Dan Sheldon
Dan Sheldon
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.