Form 10-Q
period 2009-12-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2010-02-04
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of January 29, 2010 was 134,772,327.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenues	$529.7	$437.5	$967.9	$893.0

Cost of revenues	399.7	328.2	738.2	676.4
Selling, general and administrative expenses	58.4	62.0	111.8	115.7
Other (income) expenses, net	3.1	(1.4)	6.9	(6.9)

Total expenses	461.2	388.8	856.9	785.2

Earnings from continuing operations before income taxes	68.5	48.7	111.0	107.8
Provision for income taxes	17.0	18.7	32.9	41.7

Net earnings from continuing operations	51.5	30.0	78.1	66.1
Loss from discontinued operations, net of tax benefit	(17.9)	(0.1)	(18.1)	(0.6)

Net earnings	$33.6	$29.9	$60.0	$65.5

Earnings per share:
Basic earnings per share from continuing operations	$0.38	$0.21	$0.57	$0.47
Basic loss per share from discontinued operations	(0.13)	—	(0.13)	—

Basic earnings per share	$0.25	$0.21	$0.44	$0.47

Diluted earnings per share from continuing operations	$0.37	$0.21	$0.56	$0.47
Diluted loss per share from discontinued operations	(0.13)	—	(0.13)	(0.01)

Diluted earnings per share	$0.24	$0.21	$0.43	$0.46

Weighted-average shares outstanding:
Basic	135.7	140.2	136.9	140.3
Diluted	139.5	141.3	140.0	141.7

Dividends declared per common share	$0.14	$0.07	$0.28	$0.14

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	December 31, 2009	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$147.1	$173.4
Accounts receivable, net of allowance for doubtful accounts of $1.3 and $2.3, respectively	314.6	381.0
Other current assets	87.8	83.2
Assets of discontinued operations	1,430.5	1,414.2

Total current assets	1,980.0	2,051.8
Property, plant and equipment, net	75.6	75.4
Other non-current assets	126.0	136.3
Goodwill	486.4	481.8
Intangible assets, net	27.7	29.4

Total assets	$2,695.7	$2,774.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70.2	$72.0
Accrued expenses and other current liabilities	181.8	216.7
Deferred revenues	24.0	34.6
Liabilities of discontinued operations	1,144.4	1,106.6

Total current liabilities	1,420.4	1,429.9
Long-term debt	324.1	324.1
Other non-current liabilities	54.0	60.8
Deferred revenues	50.5	50.9

Total liabilities	1,849.0	1,865.7

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 143.2 shares and 141.8 shares, respectively; outstanding, 134.6 shares and 139.3 shares, respectively	1.4	1.4
Additional paid-in capital	546.6	505.9
Retained earnings	454.4	432.3
Treasury stock—at cost, 8.6 shares and 2.5 shares, respectively	(169.4)	(37.5)
Accumulated other comprehensive income	13.7	6.9

Total stockholders’ equity	846.7	909.0

Total liabilities and stockholders’ equity	$2,695.7	$2,774.7

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended December 31,
	2009	2008
Cash Flows From Operating Activities
Net earnings	$60.0	$65.5
Adjustments to reconcile Net earnings to net cash flows provided by (used in) operating activities:
Loss from discontinued operations	18.1	0.6
Depreciation and amortization	20.0	19.6
Amortization of other assets	8.2	7.3
Deferred income taxes	(20.8)	(3.8)
Stock-based compensation expense	13.3	15.3
Excess tax benefits from the issuance of stock-based compensation awards	(0.7)	(0.1)
Gain on purchase of senior notes	—	(8.4)
Other	2.8	(4.7)
Changes in operating assets and liabilities:
Current assets and liabilities:
Decrease in Accounts receivable	65.9	129.1
Decrease (Increase) in Other current assets	9.6	(22.2)
Decrease in Accounts payable	(5.7)	(7.6)
Decrease in Accrued expenses and other current liabilities	(46.3)	(84.5)
Decrease in Deferred revenues	(10.7)	(9.4)
Non-current assets and liabilities:
Increase in Other non-current assets	(2.1)	(5.1)
Increase in Other non-current liabilities	7.2	1.1

Net cash flows provided by operating activities of continuing operations	118.8	92.7

Cash Flows From Investing Activities
Capital expenditures	(13.0)	(7.2)
Purchases of intangibles	(1.2)	(0.7)
Acquisitions	(5.8)	(14.7)

Net cash flows used in investing activities of continuing operations	(20.0)	(22.6)

Cash Flows From Financing Activities
Net proceeds from Short-term borrowings	0.6	—
Payments on Long-term debt	—	(114.4)
Dividends paid	(28.8)	(18.3)
Proceeds from exercise of stock options	27.9	2.3
Purchases of Treasury stock	(131.9)	(11.7)
Excess tax benefits from the issuance of stock-based compensation awards	0.7	0.1

Net cash flows used in financing activities of continuing operations	(131.5)	(142.0)

Cash flows from discontinued operations:
Cash flows provided by operating activities	272.3	184.2
Cash flows used in financing activities	(0.9)	(8.7)

Net cash provided by discontinued operations	271.4	175.5

Effect of exchange rate changes on Cash and cash equivalents	3.0	(2.8)

Net change in Cash and cash equivalents	241.7	100.8
Cash and cash equivalents, beginning of period	173.4	54.7
Cash and cash equivalents of discontinued operations, beginning of period	107.5	143.6

Cash and cash equivalents, end of period	522.6	299.1
Less Cash and cash equivalents from discontinued operations, end of period	375.5	239.1

Cash and cash equivalents of continuing operations, end of period	$147.1	$60.0

Supplemental disclosure of cash flow information:
Cash payments made for interest	$4.9	$8.8
Cash payments made for income taxes	$71.6	$95.3

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Tabular dollars in millions, except per share amounts)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”) is a leading global provider of investor communication solutions, and securities processing and outsourcing solutions to the financial services industry. The Company previously classified its operations into three reportable segments, Investor Communications Solutions, Securities Processing Solutions and Clearing and Outsourcing Solutions. On November 2, 2009, Broadridge announced that it had entered into a definitive agreement to sell substantially all contracts of the securities clearing clients of the Clearing and Outsourcing Solutions business. Securities clearing services refers to the process of matching, recording and processing securities transaction instructions and exchanging payments between counterparties and providing financing for client inventory through margin lending. Operations outsourcing services allow broker-dealers to outsource certain administrative functions relating to the securities clearing and settlement process to Broadridge. Beginning in the second quarter of fiscal year 2010, the securities clearing activities are presented as a discontinued operation and the operations outsourcing solutions business retained by Broadridge is included within the Securities Processing Solutions business segment. Broadridge only delivers operations outsourcing solutions on our Securities Processing Solutions technology platforms. See Note 7, “Discontinued Operations” for detailed information on discontinued operations and Note 13, “Interim Financial Data by Segment” for restated segment information. The Company now classifies its operations into the following two reportable segments:

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

•

Securities Processing Solutions—provides advanced, computerized real-time transaction processing services that automate the securities transaction lifecycle. Securities Processing Solutions’ products and services include desktop productivity tools and portfolio management, order capture and execution, trade confirmation, settlement and accounting services. Additionally, the Company’s operations outsourcing solutions allow broker-dealers to outsource certain administrative functions relating to securities clearing and settlement, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their own business.

B. Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”). These financial statements present the consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “2009 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at December 31, 2009 and June 30, 2009, the results of its operations for the three and six months ended December 31, 2009 and 2008 and its cash flows for the six months ended December 31, 2009 and 2008.

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

D. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after December 31, 2009, through the date of issuance of the financial statements on February 4, 2010. During this period, the Company did not have any material subsequent events.

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Tabular dollars in millions, except per share amounts)

(Unaudited)

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

On July 1, 2008, the Company adopted new accounting guidance on fair value measurements. This new guidance defines fair value, establishes a framework for measuring fair value based on generally accepted accounting principles and expands disclosures about fair value measurements. The new guidance was effective for the Company beginning July 1, 2008, for certain financial assets and liabilities. Refer to Note 5 for additional information regarding our fair value measurements for financial assets and liabilities. The new guidance became effective for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis beginning July 1, 2009, and the application of this guidance did not have a material impact on the Company’s results of operations, cash flows or financial position.

In December 2007, the FASB issued new accounting guidance on business combinations and non-controlling interests in consolidated financial statements. The new guidance revises the method of accounting for a number of aspects of business combinations and non-controlling interests, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests), and post acquisition exit activities of acquired businesses. The new guidance became effective for the Company beginning July 1, 2009, and the application of this guidance did not have a material impact on the Company’s results of operations, cash flows or financial position.

No other new accounting pronouncement issued or effective during the six months ended December 31, 2009 has had or is expected to have a material impact on the Condensed Consolidated Financial Statements.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented.

The computation of diluted EPS did not include 2.0 million and 17.5 million options to purchase Broadridge common stock for the three months ended December 31, 2009 and 2008, respectively, and 5.1 million and 16.5 million options to purchase Broadridge common stock for the six months ended December 31, 2009 and 2008, respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Weighted-average shares outstanding:
Basic	135.7	140.2	136.9	140.3
Common stock equivalents	3.8	1.1	3.1	1.4

Diluted	139.5	141.3	140.0	141.7

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Tabular dollars in millions, except per share amounts)

(Unaudited)

NOTE 4. OTHER (INCOME) EXPENSES, NET

Other (income) expenses, net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Interest expense on borrowings	$2.4	$3.2	$5.0	$8.6
Interest income	(0.1)	—	(0.1)	(0.5)
Foreign currency exchange (gain) loss	0.5	(4.7)	1.5	(6.7)
Gain from purchase of senior notes	—	—	—	(8.4)
Other, net	0.3	0.1	0.5	0.1

Other (income) expenses, net	$3.1	$(1.4)	$6.9	$(6.9)

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table sets forth the Company’s financial assets and liabilities as of December 31, 2009 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets of continuing operations:
Cash and cash equivalents:
Money market funds	$96.6	$—	$—	$96.6
Assets of discontinued operations:
Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations:
U.S. government obligations	2.3	—	—	2.3

Total	$98.9	$—	$—	$98.9

The Company did not have any financial assets that met the classification of Level 3 assets during the quarter ended December 31, 2009.

See Note 7, “Discontinued Operations,” for the fair value of non-financial assets related to the impairment of assets of discontinued operations.

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Tabular dollars in millions, except per share amounts)

(Unaudited)

NOTE 6. ACQUISITIONS

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

In November 2009, the Company acquired certain assets in the Investor Communication Solutions segment for $9.4 million. This acquisition of assets resulted in approximately $1.5 million of goodwill. Intangible assets acquired, which totaled approximately $5.0 million, consist of prepaid assets and customer relationships that are being amortized over a two-year and a seven-year life, respectively. Fixed assets acquired, which primarily included machinery and equipment, totaled approximately $2.9 million. In connection with this asset acquisition, the Company entered into an agreement with Morgan Stanley Smith Barney LLC to provide customer communications services, which includes the production and distribution of account statements, performance reports, tax reporting documents, and certain trade confirms, as well as the provision of prospectus fulfillment services. The length of the agreement is seven years.

NOTE 7. DISCONTINUED OPERATIONS

In November 2009, the Company and Ridge Clearing and Outsourcing Solutions, Inc. (“Ridge Clearing”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Penson Worldwide, Inc. (“PWI”) and Penson Financial Services, Inc., a wholly owned subsidiary of PWI (“PFSI”), to sell substantially all contracts of the securities clearing clients of Ridge Clearing to PFSI.

Under the terms of the Asset Purchase Agreement, Broadridge will receive between $60 million and $70 million in total consideration from PWI consisting of a five-year subordinated note from PWI and shares of PWI’s common stock in an amount calculated as the lesser of one-third of the total consideration and an amount not exceeding 9.9% of PWI’s outstanding common stock. The specific amount of such consideration will be determined immediately prior to closing pursuant to an agreed upon formula based on the revenues attributable to the contracts being purchased by PFSI. The purchase price will be subject to certain post-closing adjustments upon the occurrence of certain agreed upon events. It is anticipated that the transaction will close in the second half of fiscal year 2010, subject to the satisfaction of customary closing conditions, including regulatory approvals. As part of this transaction, the Company will discontinue its securities clearing services business but will continue to provide operations outsourcing solutions.

The results of the securities clearing business, which previously were included in the Clearing and Outsourcing Solutions segment, are included in Loss from discontinued operations, net of tax benefit, for all periods presented. The net assets associated with the securities clearing business, totaling approximately $286.1 million and $307.6 million, have been reclassified to Assets of discontinued operations as of December 31, 2009 and June 30, 2009, respectively.

For a period of time, the Company will continue to generate cash flows and to report income statement activity in loss from discontinued operations, net of tax benefit, associated with the securities clearing business. The activities that give rise to these cash flows and income statement activities are transitional in nature.

The following summarized financial information related to the securities clearing business has been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenues	$19.3	$21.7	$39.0	$38.6

Loss from discontinued operations, before tax benefit	$—	$(0.2)	$(0.2)	$(1.0)
Income tax benefit	—	0.1	—	0.4

Net loss from discontinued operations, before impairment of assets	—	(0.1)	(0.2)	(0.6)
Net loss on impairment of assets of discontinued operations, net of tax benefit of $11.2	(17.9)	—	(17.9)	—

Loss from discontinued operations, net of tax benefit	$(17.9)	$(0.1)	$(18.1)	$(0.6)

The net loss on impairment of assets represents the write-down of the value of the Assets of discontinued operations to the net realizable value of the assets that the Company believes is appropriate using valuations that require inputs that are both significant to the fair value measurement and unobservable as detailed under Level 3 fair value measurement guidelines for disclosure.

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Tabular dollars in millions, except per share amounts)

(Unaudited)

The following assets and liabilities have been segregated and classified as Assets of discontinued operations and Liabilities of discontinued operations, as appropriate, in the consolidated balance sheet as of December 31, 2009. These assets and liabilities relate to the securities clearing business described above, totaling $286.1 million. The amounts presented below were adjusted to exclude intercompany receivables and payables between the business held for sale and the Company, which are to be excluded from the divestiture.

	December 31, 2009	June 30, 2009
Assets
Cash and cash equivalents	$375.5	$107.5
Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	77.5	246.5
Securities clearing receivables, net of allowance for doubtful accounts of $2.0 and $2.0, respectively	956.0	1,011.3
Other assets	21.5	48.9

Total assets of discontinued operations	1,430.5	1,414.2

Liabilities
Accrued expenses and other current liabilities	8.3	18.5
Securities clearing payables	1,136.1	1,088.1

Total liabilities of discontinued operations	1,144.4	1,106.6

Net assets of discontinued operations	$286.1	$307.6

Securities clearing receivables/payables and segregated cash will be converted to cash shortly after the close of the transaction, with any excess cash remaining with the Company.

In addition, the Asset Purchase Agreement requires PWI to provide $50.0 million as additional regulatory capital with respect to its operations pertaining to the correspondent clearing contracts to be acquired. In the event PWI does not have other resources available to provide these funds, Broadridge has agreed to lend this amount to PWI pursuant to an eighteen-month subordinated note (the “Backstop Note”) payable by PWI and bearing interest at an annual rate equal to 90-day LIBOR plus 14%.

As a registered broker-dealer and member of the New York Stock Exchange (“NYSE”) and the Financial Industry Regulatory Authority (“FINRA”), Ridge Clearing is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”). Ridge Clearing computes its net capital under the alternative method permitted by Rule 15c3-1, which requires Ridge Clearing to maintain minimum net capital equal to the greater of $1.5 million or 2% of aggregate debit items arising from customer transactions. The NYSE and FINRA may require a member firm to reduce its business if its net capital is less than 4% of aggregate debit items, or may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit items. At December 31, 2009, Ridge Clearing had net capital of $206.1 million, which was approximately 27.9% of aggregate debit items and exceeded the minimum requirements by $191.3 million.

NOTE 8. BORROWINGS

The Company’s outstanding borrowings consisted of the following:

	Expiration Date	December 31, 2009	June 30, 2009
Long-term
Term loan facility	March 2012	200.0	200.0
Senior notes	June 2017	124.1	124.1

		$324.1	$324.1

In addition, the Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million, and a revolving credit facility under which Ridge Clearing is the borrower and the Company is the guarantor that expires in August 2010 (which may be extended to August 2011 subject to certain conditions) that has an available capacity of $75.0 million. No amounts were outstanding under these credit facilities at December 31, 2009.

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Tabular dollars in millions, except per share amounts)

(Unaudited)

At December 31, 2009 and June 30, 2009, the Company was not aware of any instances of non-compliance with the financial covenants of its borrowings’ obligations.

The fair value of the fixed-rate senior notes at December 31, 2009 was $128.0 million based on quoted market prices. The carrying value of the variable-rate term loan facility approximates fair value. Amounts are due on the expiration dates listed above.

NOTE 9. STOCK-BASED COMPENSATION

The activity related to the Company’s incentive equity awards for the three months ended December 31, 2009 consisted of the following:

	Stock Options		Time-based Restricted Stock		Performance-based Restricted Stock
	Number of Options (c)	Weighted- Average Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at September 30, 2009	17,893,135	$18.91	1,921,656	$16.37	589,522	$15.80
Granted	—	—	962,779	18.59	339,971	18.89
Exercised (a)	(705,911)	18.30	—	—	—	—
Vesting of restricted shares	—	—	—	—	—	—
Expired/forfeited	(30,955)	18.96	(23,757)	19.33	—	—

Balances at December 31, 2009 (b)	17,156,269	$18.94	2,860,678	$17.03	929,493	$16.93

(a)	Stock options exercised during the period of October 1, 2009 through December 31, 2009 had an intrinsic value of $2.5 million.
(b)	As of December 31, 2009, the Company’s outstanding “in the money” stock options using the December 31, 2009 closing share price of $22.56 (approximately 15.2 million shares) had an aggregate intrinsic value of $64.7 million.
(c)	Options outstanding as of December 31, 2009 have a weighted-average remaining contractual life of 4.8 years and 13.4 million options are exercisable.

The activity related to the Company’s incentive equity awards for the six months ended December 31, 2009 consisted of the following:

	Stock Options		Time-based Restricted Stock		Performance-based Restricted Stock
	Number of Options (d)	Weighted- Average Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares		Weighted- Average Grant Date Fair Value
Balances at June 30, 2009	18,659,152	$18.86	1,958,112	$16.35	533,400		$15.72
Granted	—	—	971,867	18.38	396,093	(a)	18.56
Exercised (b)	(1,461,451)	17.91	—	—	—		—
Vesting of restricted shares	—	—	(36,196)	15.09	—		—
Expired/forfeited	(41,432)	19.24	(33,105)	18.61	—		—

Balances at December 31, 2009	17,156,269	$18.94	2,860,678	$17.03	929,493		$16.93

(a)	Includes 56,122 performance-based restricted stock units granted upon the approval of the achievement of pre-set financial performance goals as of June 30, 2009. The achievement of the pre-set performance goals allowed associates to earn from 0% to 150% of their stated restricted stock grant. These restricted stock units will vest on April 1, 2010.
(b)	Stock options exercised during the period of July 1, 2009 through December 31, 2009 had an intrinsic value of $4.8 million.

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Tabular dollars in millions, except per share amounts)

(Unaudited)

The Company has stock-based compensation plans under which we annually grant stock option and restricted stock awards. Exercise prices on options granted have been and continue to be set equal to the market price of the underlying shares on the date of the grant (except special stock option grants which have a premium strike price), with the measurement of stock-based compensation expense recognized in net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $7.4 million and $9.8 million, respectively, as well as related tax benefits of $2.7 million and $3.7 million, respectively, were recognized in earnings from continuing operations for the three months ended December 31, 2009 and 2008. Stock-based compensation expense of $13.3 million and $15.3 million, respectively, as well as related tax benefits of $4.9 million and $5.7 million, respectively, were recognized in earnings from continuing operations for the six months ended December 31, 2009 and 2008.

Stock-based compensation expense of $0.4 million and $0.3 million, respectively, as well as related tax benefits of $0.2 million and $0.1 million, respectively, were recognized in earnings from discontinued operations for the three months ended December 31, 2009 and 2008. Stock-based compensation expense of $0.5 million and $0.5 million, respectively, as well as related tax benefits of $0.2 million and $0.2 million, respectively, were recognized in earnings from discontinued operations for the six months ended December 31, 2009 and 2008.

As of December 31, 2009, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards amounted to $5.6 million and $32.6 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.4 years and 1.8 years, respectively.

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

NOTE 10. INCOME TAXES

The Company’s effective tax rate from continuing operations for the three and six months ended December 31, 2009 and 2008 was 24.8% and 38.4%, and 29.6% and 38.7%, respectively. The decrease in the effective tax rates is primarily attributable to the release of a valuation allowance on a deferred tax asset relating to tax loss carryforwards, approved certification for a state tax credit program, and lower enacted tax rates in certain non-U.S. tax jurisdictions for the six months ended December 31, 2009.

NOTE 11. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company is subject to various claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material adverse impact on its financial condition, results of operations or cash flows.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at December 31, 2009 or at June 30, 2009. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

In the normal course of business, the securities activities of the Company’s securities clearing business primarily involve executions, settlement, and financing of various securities transactions for a nationwide retail and institutional, customer and non-customer client base, introduced by its correspondent broker-dealers. These activities may expose the Company to risk in the event customers, other broker-dealers, banks, clearing organizations, or depositories are unable to fulfill contractual obligations.

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Tabular dollars in millions, except per share amounts)

(Unaudited)

For transactions in which the Company’s securities clearing business extends credit to customers and non-customers, the Company seeks to control the risk associated with these activities by requiring customers and non-customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requests the deposit of additional collateral or reduces securities positions, when necessary. In addition, the Company’s correspondent broker-dealers may be required to maintain deposits relating to its securities clearance activities.

The Company may be exposed to a risk of loss not reflected in the Condensed Consolidated Balance Sheets for securities sold, not yet purchased, should the value of such securities rise. In addition, the securities lending activities of the Company’s securities clearing business requires the Company to pledge securities as collateral. In the event the counterparty is unable to meet its contractual obligation, the Company may be exposed to off-balance sheet risk of acquiring securities at prevailing market prices. The Company monitors the credit standing of counterparties with whom it conducts business. Risk is further controlled by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral level in the event of excess market exposure or instituting securities buy-in procedures when required.

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

NOTE 12. COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net earnings	$33.6	$29.9	$60.0	$65.5
Foreign currency translation adjustments	2.9	(23.8)	6.8	(33.8)

Comprehensive income	$36.5	$6.1	$66.8	$31.7

NOTE 13. INTERIM FINANCIAL DATA BY SEGMENT

As a result of Broadridge entering into the Asset Purchase Agreement to sell the securities clearing contracts of Ridge Clearing, Broadridge now has two reportable operating business segments: Investor Communication Solutions and Securities Processing Solutions. The securities clearing business is reflected in discontinued operations (see Note 1, “Basis of Presentation” and Note 7, “Discontinued Operations” for detailed information on discontinued operations), and the operations outsourcing solutions business retained by Broadridge is now reported as part of the Securities Processing Solutions business segment. This change is reflected in all prior periods presented in this report on Form 10-Q.

The primary components of “Other” are the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign exchange is a reconciling item between the actual foreign exchange rates and fiscal year 2010 budgeted foreign exchange rates.

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

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Tabular dollars in millions, except per share amounts)

(Unaudited)

Segment results:

	Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Investor Communication Solutions	$393.3	$295.5	$703.2	$609.3
Securities Processing Solutions	133.8	146.5	263.9	285.9
Other	2.2	0.1	2.2	0.4
Foreign currency exchange	0.4	(4.6)	(1.4)	(2.6)

Total	$529.7	$437.5	$967.9	$893.0

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Investor Communication Solutions	$50.9	$19.8	$74.3	$43.1
Securities Processing Solutions	23.4	38.1	49.0	73.4
Other	(6.8)	(8.1)	(13.4)	(8.9)
Foreign currency exchange	1.0	(1.1)	1.1	0.2

Total	$68.5	$48.7	$111.0	$107.8

* * * * * * *

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. These risks and uncertainties include those risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “2009 Annual Report”). Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this Quarterly Report on Form 10-Q and our 2009 Annual Report. These risks include:

•	the success of Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”) in retaining and selling additional services to its existing clients and in obtaining new clients;

•	the pricing of Broadridge’s products and services;

•	changes in laws affecting the investor communication services provided by Broadridge;

•	changes in laws regulating registered securities clearing firms and broker-dealers;

•	declines in trading volume, market prices, or the liquidity of the securities markets;

•	any material breach of Broadridge security affecting its clients’ customer information;

•	Broadridge’s ability to continue to obtain data center services from its former parent company, Automatic Data Processing, Inc. (“ADP”);

•	any significant slowdown or failure of Broadridge’s systems;

•	Broadridge’s failure to keep pace with changes in technology and demands of its clients;

•	availability of skilled technical employees;

•	the impact of new acquisitions and divestitures;

•	competitive conditions; and

•	overall market and economic conditions

Broadridge disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading global provider of technology-based solutions to the financial services industry. Our systems and services include investor communication solutions, and securities processing and operations outsourcing solutions.

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

In November 2009, the Company and Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge Clearing”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Penson Worldwide, Inc. (“PWI”) and Penson Financial Services, Inc., a wholly owned subsidiary of PWI (“PFSI”), to sell substantially all of the client contracts of the securities clearing business of Ridge Clearing to PFSI. As a result of Broadridge entering into the Asset Purchase Agreement, Broadridge now has two reportable operating business segments: Investor Communication Solutions and Securities Processing Solutions. The securities clearing business is reflected in discontinued operations and the operations outsourcing solutions business retained by Broadridge is now reported as part of the Securities Processing Solutions business segment. This change is reflected in all prior periods presented in this report on Form 10-Q.

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

Securities Processing Solutions

We offer a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, and accounting. In addition, our operations outsourcing solutions offer broker-dealers the ability to outsource their staff, systems and back-office securities processing functions while retaining their customer credit and financing activities. Our services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With multi-currency capabilities, our Global Processing Solution supports real-time global trading of equity, option, mutual fund, and fixed income securities in established and emerging markets.

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

As a result of Broadridge entering into the Asset Purchase Agreement to sell the securities clearing contracts of Ridge Clearing, the Company now has two reportable operating business segments: Investor Communication Solutions and Securities Processing Solutions. The securities clearing business is reflected in discontinued operations and the operations outsourcing solutions business retained by Broadridge is now reported as part of the Securities Processing Solutions business segment. This change is reflected in all prior periods presented in this report on Form 10-Q.

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

Results of Continuing Operations

The following discussions of Analysis of Condensed Consolidated Continuing Operations and Analysis of Reportable Segments refer to the three and six months ended December 31, 2009 compared to the three and six months ended December 31, 2008. The following discussions of the Company’s results of continuing operations exclude the results related to the securities clearing business. This business is segregated from continuing operations and included in discontinued operations for all periods presented. The Analysis of Condensed Consolidated Continuing Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Condensed Consolidated Statements of Earnings from continuing operations.

Analysis of Condensed Consolidated Continuing Operations

	Three Months Ended December 31,
			Change
	2009	2008	$	%
		($ in millions)
Revenues	$529.7	$437.5	$92.2	21

Cost of revenues	399.7	328.2	71.5	22
Selling, general and administrative expenses	58.4	62.0	(3.6)	(6)
Other (income) expenses, net	3.1	(1.4)	4.5	NM	*

Total expenses	461.2	388.8	72.4	19

Earnings from continuing operations before income taxes	68.5	48.7	19.8	41
Margin	12.9%	11.1%		1.8	pts

Provision for income taxes	17.0	18.7	(1.7)	(9)
Effective tax rate	24.8%	38.4%		(13.6	) pts

Net earnings from continuing operations	$51.5	$30.0	$21.5	72

Basic Earnings per share from continuing operations	$0.38	$0.21	$0.17	81
Diluted Earnings per share from continuing operations	$0.37	$0.21	$0.16	76

*	Not Meaningful

	Six Months Ended December 31,
			Change
	2009	2008	$	%
		($ in millions)
Revenues	$967.9	$893.0	$74.9	8

Cost of revenues	738.2	676.4	61.8	9
Selling, general and administrative expenses	111.8	115.7	(3.9)	(3)
Other (income) expenses, net	6.9	(6.9)	13.8	NM	*

Total expenses	856.9	785.2	71.7	9

Earnings from continuing operations before income taxes	111.0	107.8	3.2	3
Margin	11.5%	12.1%		(0.6	) pts

Provision for income taxes	32.9	41.7	(8.8)	(21)
Effective tax rate	29.6%	38.7%		(9.1	) pts

Net earnings from continuing operations	$78.1	$66.1	$12.0	18

Basic Earnings per share from continuing operations	$0.57	$0.47	$0.10	21
Diluted Earnings per share from continuing operations	$0.56	$0.47	$0.09	19

*	Not Meaningful

Three Months Ended December 31, 2009 versus Three Months Ended December 31, 2008

Revenues. Revenues for the three months ended December 31, 2009 were $529.7 million, an increase of $92.2 million or 21%, compared to $437.5 million for the three months ended December 31, 2008. The increase reflects higher contributions from fee revenues of $59.7 million and higher distribution revenues of $32.5 million. Higher fee revenues of $59.7 million was driven by $59.8 million in event-driven mutual fund proxy revenues, the favorable impact of the actual versus budgeted foreign currency exchange rates, and gains from an acquisition. These gains were partially offset by negative recurring revenues driven by negative internal growth, partially offset by a positive contribution from sales less losses (referred to as “Net New Business”).

Six Months Ended December 31, 2009 versus Six Months Ended December 31, 2008

Revenues. Revenues for the six months ended December 31, 2009 were $967.9 million, an increase of $74.9 million or 8%, compared to $893.0 million for the six months ended December 31, 2008. The increase reflects higher contributions from fee revenues of $55.7 million and higher distribution revenues of $19.2 million. Higher fee revenues of $55.7 million was driven by $62.3 million in event-driven mutual fund proxy revenues, the favorable impact of the actual versus budgeted foreign currency exchange rates, and gains from an acquisition. These gains were partially offset by negative recurring revenues driven by negative internal growth, partially offset by a positive contribution from Net New Business.

Three Months Ended December 31, 2009 versus Three Months Ended December 31, 2008

Total Expenses. Total expenses for the three months ended December 31, 2009 were $461.2 million, an increase of $72.4 million, or 19%, compared to $388.8 million for the three months ended December 31, 2008. The increase reflects $71.5 million, or 22% increase in Cost of revenues, $3.6 million, or 6% decrease in Selling, general and administrative expenses, and $4.5 million higher Other (income) expenses, net.

Cost of revenues for the three months ended December 31, 2009 were $399.7 million, an increase of $71.5 million, or 22%, compared to $328.2 million for the three months ended December 31, 2008. The increase reflects higher expense relating to higher fee revenues driven by event-driven mutual fund proxy and the net impact of higher distribution costs related to higher distribution revenues. Distribution cost of revenues for the three months ended December 31, 2009 were $166.4 million, an increase of $30.1 million, or 22%, compared to $136.3 million for the three months ended December 31, 2008. Fluctuations in foreign currency exchange rates also increased Cost of revenues by $2.4 million.

Selling, general and administrative expenses for the three months ended December 31, 2009 were $58.4 million, a decrease of $3.6 million, or 6%, compared to $62.0 million for the three months ended December 31, 2008. The decrease reflects $2.2 million lower stock-based compensation expense related to special stock option grants to corporate officers during the three months ended December 31, 2008 which vested immediately, were expensed upon vest, and did not recur during the three months ended December 31, 2009.

Other (income) expenses, net for the three months ended December 31, 2009 were $3.1 million an increase in expenses of $4.5 million, compared to $(1.4) million Other (income) for the three months ended December 31, 2008. The increase reflects a foreign currency exchange loss of $5.2 million, offset by lower interest expense on our Long-term debt of $0.8 million related to the decline in the weighted-average interest rate on our five-year term loan facility.

Six Months Ended December 31, 2009 versus Six Months Ended December 31, 2008

Total Expenses. Total expenses for the six months ended December 31, 2009 were $856.9 million, an increase of $71.7 million, or 9%, compared to $785.2 million for the six months ended December 31, 2008. The increase reflects $61.8 million, or 9% increase in Cost of revenues, $3.9 million, or 3% decrease in Selling, general and administrative expenses, and higher Other (income) expenses, net of $13.8 million.

Cost of revenues for the six months ended December 31, 2009 were $738.2 million, an increase of $61.8 million, or 9%, compared to $676.4 million for the six months ended December 31, 2008. The increase reflects higher expense relating to higher fee revenues driven by event-driven mutual fund proxy and the net impact of higher distribution costs related to higher distribution revenues. Distribution cost of revenues for the six months ended December 31, 2009 were $302.4 million, an increase of $18.3 million, or 6%, compared to $284.1 million for the six months ended December 31, 2008. The impact of foreign currency exchange rates was unchanged.

Selling, general and administrative expenses for the six months ended December 31, 2009 were $111.8 million, a decrease of $3.9 million, or 3%, compared to $115.7 million for the six months ended December 31, 2008. The decrease reflects $2.2 million lower stock-based compensation expense related to special stock option grants to corporate officers during the six months ended December 31, 2008 which vested immediately, were expensed upon vest, and did not recur during the six months ended December 31, 2009.

Other (income) expenses, net for the six months ended December 31, 2009 were $6.9 million, an increase in expenses of $13.8 million, compared to $(6.9) million Other (income) for the six months ended December 31, 2008. The increase reflects the effect of the one-time gain from the purchase of the 6.125% Senior Notes due 2017 (the “Senior Notes”) of $8.4 million during the six months ended December 31, 2008, a foreign currency exchange loss of $8.2 million, net of a decrease in interest expense on our Long-term debt of $3.6 million related to a lower outstanding balance on the Senior Notes, and the decline in the weighted-average interest rate on our five-year term loan facility.

Earnings from continuing operations before Income Taxes. Earnings from continuing operations before income taxes for the three months ended December 31, 2009 were $68.5 million, an increase of $19.8 million, or 41%, compared to $48.7 million for the three months ended December 31, 2008. The increase reflects higher Revenues which more than offset the increase in Total expenses during the three months ended December 31, 2009, compared to the three months ended December 31, 2008, as discussed above. Overall margin increased from 11.1% to 12.9% for the three months ended December 31, 2008 compared to the three months ended December 31, 2009, respectively.

Earnings from continuing operations before income taxes for the six months ended December 31, 2009 were $111.0 million, an increase of $3.2 million, or 3%, compared to $107.8 million for the six months ended December 31, 2008. The increase reflects higher Revenues which more than offset the increase in Total expenses during the six months ended December 31, 2009, compared to the six months ended December 31, 2008, as discussed above. Overall margin decreased from 12.1% to 11.5% for the six months ended December 31, 2008 compared to the six months ended December 31, 2009, respectively.

Provision for Income Taxes from Continuing Operations. Our Provision for income taxes and effective tax rates from continuing operations for the three and six months ended December 31, 2009 were $17.0 million and 24.8%, and $32.9 million and 29.6%, respectively, compared to $18.7 million and 38.4%, and $41.7 million and 38.7%, for the three and six months ended December 31, 2008, respectively. The decreases in our Provision for income taxes and the effective tax rates are primarily attributable to the release of a valuation allowance on a deferred tax asset relating to tax loss carryforwards, approved certification for a state tax credit program, and lower enacted tax rates in certain non-U.S. tax jurisdictions for the six months ended December 31, 2009.

Net Earnings from Continuing Operations and Basic and Diluted Earnings per Share from Continuing Operations. Net earnings from continuing operations for the three months ended December 31, 2009 were $51.5 million, an increase of $21.5 million, or 72%, compared to $30.0 million for the three months ended December 31, 2008. The increase in Net earnings from continuing operations reflects increased Revenues and a lower effective tax rate, more than offset by the increase in Total expenses during the three months ended December 31, 2009 compared to the three months ended December 31, 2008, as discussed above.

Net earnings from continuing operations for the six months ended December 31, 2009 were $78.1 million, an increase of $12.0 million, or 18%, compared to $66.1 million for the six months ended December 31, 2008. The increase in Net earnings from continuing operations reflects increased Revenues and a lower effective tax rate, more than offset by the increase in Total expenses during the six months ended December 31, 2009 compared to the six months ended December 31, 2008, as discussed above.

Basic and diluted earnings per share from continuing operations for the three months ended December 31, 2009 were $0.38, an increase of $0.17, or 81%, and $0.37, an increase of $0.16, or 76%, respectively, compared to $0.21 for the three months ended December 31, 2008.

Basic and diluted earnings per share from continuing operations for the six months ended December 31, 2009 were $0.57, an increase of $0.10, or 21%, and $0.56, an increase of $0.09, or 19%, respectively, compared to $0.47 for the six months ended December 31, 2008.

Analysis of Reportable Segments

As a result of Broadridge entering into the Asset Purchase Agreement to sell the securities clearing contracts of Ridge Clearing, Broadridge now has two reportable operating business segments: Investor Communication Solutions and Securities Processing Solutions. The securities clearing business is reflected in discontinued operations and the operations outsourcing solutions business retained by Broadridge is now reported as part of the Securities Processing Solutions business segment. This change is reflected in all prior periods presented in this report on Form 10-Q.

The primary components of “Other” are the elimination of intersegment revenues and profits and certain unallocated expenses. Foreign currency exchange is a reconciling item between the actual foreign currency exchange rates and the fiscal year 2010 budgeted foreign currency exchange rates.

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

Revenues

	Three Months Ended December 31,					Six Months Ended December 31,
			Change					Change
	2009	2008	$	%		2009	2008	$	%
		($ in millions)					($ in millions)
Investor Communication Solutions	$393.3	$295.5	$97.8	33		$703.2	$609.3	$93.9	15
Securities Processing Solutions	133.8	146.5	(12.7)	(9)		263.9	285.9	(22.0)	(8)
Other	2.2	0.1	2.1	NM	*	2.2	0.4	1.8	NM	*

Foreign currency exchange	0.4	(4.6)	5.0	NM	*	(1.4)	(2.6)	1.2	46

Total	$529.7	$437.5	$92.2	(21)		$967.9	$893.0	$74.9	8

*	Not Meaningful

Earnings (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended December 31,					Six Months Ended December 31,
			Change					Change
	2009	2008	$	%		2009	2008	$	%
		($ in millions)					($ in millions)
Investor Communication Solutions	$50.9	$19.8	$31.1	NM	*	$74.3	$43.1	$31.2	72
Securities Processing Solutions	23.4	38.1	(14.7)	(39)		49.0	73.4	(24.4)	(33)
Other	(6.8)	(8.1)	1.3	16		(13.4)	(8.9)	(4.5)	(51)

Foreign currency exchange	1.0	(1.1)	2.1	NM	*	1.1	0.2	0.9	NM *

Total	$68.5	$48.7	$19.8	41		$111.0	$107.8	$3.2	3

*	Not Meaningful

Investor Communication Solutions

Revenues. Investor Communication Solutions’ segment Revenues for the three months ended December 31, 2009 were $393.3 million, an increase of $97.8 million, or 33%, compared to $295.5 million for the three months ended December 31, 2008. The 33% increase was primarily driven by higher event-driven fee revenues and higher distribution revenues related to mutual fund proxy. Distribution revenues for the three months ended December 31, 2009 were $184.3 million, an increase of $32.5 million, or 21%, compared to the three months ended December 31, 2008. Also contributing to the Revenue increase were higher recurring revenues driven by a positive contribution from Net New Business in Transaction reporting primarily as a result of the recently signed seven-year contract with Morgan Stanley Smith Barney LLC (“MSSB”) and revenue gains from an acquisition, partially offset by negative internal growth. Position growth, a key measure in the number of pieces processed, was negative 5% for annual equity proxies and positive 6% for mutual fund interim communications. Equity proxy position growth in the second fiscal quarter historically has not been indicative of the full-year trend due to the seasonality of our business. The number of pieces processed increased 36% from 225.4 million pieces to 305.7 million pieces driven primarily by event-driven mutual fund proxy activity.

For the six months ended December 31, 2009, Revenues were $703.2 million, an increase of $93.9 million, or 15%, compared to $609.3 million for the six months ended December 31, 2008. The 15% increase was primarily driven by higher event-driven fee revenue related to mutual fund proxy and higher distribution revenues driven by product mix. Distribution revenues for the six months ended December 31, 2009 were $336.6 million, an increase of $19.2 million, or 6% compared to $317.4 million for the six months ended December 31, 2008. Also contributing to the Revenue increase were higher recurring revenues driven by a positive contribution from Net New Business in Transaction reporting primarily as a result of the recently signed seven-year contract with MSSB, and revenue gains from an acquisition. Internal growth was unchanged. Position growth, a key measure in the number of pieces processed, was negative 5% for annual equity proxies and positive 3% for mutual fund interim communications. Equity proxy position growth during first fiscal six months historically has not been indicative of the full-year trend due to the seasonality of our business. The number of pieces processed increased 15% from 474.1 million pieces to 546.5 million pieces driven primarily by event-driven mutual fund proxy activity.

Earnings from Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes for the three months ended December 31, 2009 were $50.9 million, an increase of $31.1 million, compared to $19.8 million for the three months ended December 31, 2008. Margin increased by 6.2 percentage points to 12.9% primarily due to higher event-driven activity.

Earnings from continuing operations before income taxes for the six months ended December 31, 2009 were $74.3 million, an increase of $31.2 million, or 72%, compared to $43.1 million for the six months ended December 31, 2008. Margin increased by 3.5 percentage points to 10.6% due to higher event-driven activity.

Securities Processing Solutions

Revenues. Securities Processing Solutions’ segment Revenues for the three months ended December 31, 2009 were $133.8 million, a decrease of $12.7 million, or 9%, compared to $146.5 million for the three months ended December 31, 2008. The 9% decline in Revenues was driven by the carryover impact of price concessions granted in the second half of the fiscal year ended June 30, 2009 and lower trade volumes in our equity and fixed income businesses, slightly offset by an increase in Net New Business. Non-trade revenues and operations outsourcing were essentially unchanged.

Securities Processing Solutions’ segment Revenues for the six months ended December 31, 2009 were $263.9 million, a decrease of $22.0 million, or 8%, compared to $285.9 million for the six months ended December 31, 2008. The 8% decline in Revenues was driven by the carryover impact of price concessions granted in the second half of the fiscal year ended June 30, 2009 and lower trade volumes in our equity and fixed income businesses, slightly offset by an increase in Net New Business. Non-trade revenues and operations outsourcing were essentially unchanged.

Earnings from Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes for the three months ended December 31, 2009 were $23.4 million, a decrease of $14.7 million, or 39%, compared to $38.1 million for the three months ended December 31, 2008. Margin decreased by 8.5 percentage points to 17.5% for the three months ended December 31, 2009. The decrease is primarily due to the impact of lower Revenues.

Earnings from continuing operations before income taxes for the six months ended December 31, 2009 were $49.0 million, a decrease of $24.4 million, or 33%, compared to $73.4 million for the six months ended December 31, 2008. Margin decreased by 7.1 percentage points to 18.6% for the six months ended December 31, 2009. The decrease is primarily due to the impact of lower Revenues.

Other

Revenues. Other segment Revenues were $2.2 million, an increase of $2.1 million for the three months ended December 31, 2009, compared to $0.1 million for the three months ended December 31, 2008 reflecting primarily one-time termination fees during the three months ended December 31, 2009.

Other segment Revenues were $2.2 million, an increase of $1.8 million for the six months ended December 31, 2009, compared to $0.4 million for the six months ended December 31, 2008, reflecting primarily one-time termination fees during the six months ended December 31, 2009.

Loss from Continuing Operations before Income Taxes. The primary component of Other expenses are certain unallocated expenses. Loss from continuing operations before income taxes was $6.8 million for the three months ended December 31, 2009, an improvement of $1.3 million, compared to an $8.1 million loss from continuing operations before income taxes for the three months ended December 31, 2008. The improvement reflects $2.0 million one-time termination fees during the three months ended December 31, 2009. Stock-based compensation expense decreased by $2.2 million due to special stock option grants to corporate officers during the three months ended December 31, 2008 which vested immediately, were expensed upon vest, and did not recur during the three months ended December 31, 2009. Corporate investment spending decreased by $1.6 million. Interest expense on our Long-term debt decreased by $0.8 million due to a decline in the weighted-average interest rate on our five-year term loan facility. These improvements were offset negatively by a change in foreign currency exchange gains and losses of $5.2 million.

Loss from continuing operations before income taxes increased to $13.4 million for the six months ended December 31, 2009, a decline of $4.5 million, compared to an $8.9 million loss from continuing operations before income taxes for the six months ended

December 31, 2008. The increased loss reflects an $8.4 million gain during the prior year from the purchase of $125.0 million principal amount of the Senior Notes and a change in foreign currency exchange gains and losses of $8.2 million. These losses were partially offset by a reduction in corporate investment spending of $3.8 million, lower interest expense on our Long-term debt of $3.6 million due to a lower outstanding balance and the decline in the weighted-average interest rate on our five-year term loan facility, a decrease of $2.2 million in stock-based compensation expense due to the aforementioned special stock option grants to corporate officers, and $2.0 million in one-time termination fees during the six months ended December 31, 2009.

Financial Condition, Liquidity and Capital Resources

At December 31, 2009, Cash and cash equivalents were $147.1 million and Total stockholders’ equity was $846.7 million. At December 31, 2009, working capital was $559.6 million, compared to $621.9 million at June 30, 2009.

At December 31, 2009, the Company had $324.1 million of outstanding Long-term debt, consisting of a $200.0 million five-year term loan facility and $124.1 million principal amount of the Senior Notes. The Senior Notes are unsecured obligations of Broadridge and rank equally in right of payment with other unsecured and unsubordinated obligations of Broadridge. Interest is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%.

Borrowings under the term loan facility bear interest at LIBOR plus 40 to 90 basis points based on debt ratings at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 50 basis points as of December 31, 2009. The weighted-average interest rate on the five-year term loan facility were 0.79% and 0.95% during the three and six months ended December 31, 2009, respectively.

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

Cash Flows

Net cash flows provided by operating activities of continuing operations were $118.8 million for the six months ended December 31, 2009, an increase of $26.1 million, compared to $92.7 million net cash flows provided during the six months ended December 31, 2008. The increase is primarily due to lower taxes paid in the current year.

Net cash flows used in investing activities of continuing operations for the six months ended December 31, 2009 were $20.0 million, a decrease of $2.6 million, compared to $22.6 million net cash flows used during the six months ended December 31, 2008. The decrease reflects lower spending of $8.9 million on acquisitions during the six months ended December 31, 2009, compared to the six months ended December 31, 2008, offset by an increase in capital expenditures and purchases of software of $6.3 million.

Net cash flows used in financing activities of continuing operations for the six months ended December 31, 2009 were $131.5 million. This represents a decrease of $10.5 million, compared to $142.0 million in net cash flows used in financing activities of continuing operations during the six months ended December 31, 2008. The decreased usage reflects $114.4 million of purchases of the Senior Notes in the prior year that did not recur and $25.6 million in higher proceeds from the exercise of stock options, offset by $120.2 million in higher repurchases of the Company’s common stock, and an increase of $10.5 million in Dividends paid.

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

Income Taxes

Our effective tax rates from continuing operations for the three and six months ended December 31, 2009 were 24.8% and 29.6%, respectively, compared to 38.4% and 38.7% for the three and six months ended December 31, 2008, respectively. The decrease in the effective tax rates is primarily attributable to the release of a valuation allowance on a deferred tax asset relating to tax loss carryforwards, approved certification for a state tax credit program, and lower enacted tax rates in certain non-U.S. tax jurisdictions for the six months ended December 31, 2009.

Contractual Obligations

The Company entered into a data center outsourcing services agreement with ADP before our spin-off from ADP in March 2007 under which ADP provides the Company with data center services consistent with the services provided to the Company immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the three months ended December 31, 2009 and 2008, the Company recorded $26.1 million and $25.9 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services. For the six months ended December 31, 2009 and 2008, the Company recorded $51.9 million and $51.3 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services.

Other Commercial Agreements

The Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million and a revolving credit facility under which Ridge Clearing is the borrower and the Company is the guarantor that expires in August 2010 (which may be extended to August 2011 subject to certain conditions) that has an available capacity of $75.0 million. No amounts were outstanding under these credit facilities at December 31, 2009.

In addition, immediately prior to the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest at the rate of LIBOR plus 250 basis points. There were approximately $0.2 million of outstanding borrowings under these lines of credit at December 31, 2009.

Off-balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at December 31, 2009 or at June 30, 2009. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

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

In the normal course of business, the securities activities of the clearing business primarily involve executions, settlement and financing of various securities transactions for a nationwide retail and institutional, customer and non-customer client base, introduced by its correspondent broker-dealers. These activities may expose the Company to financial risk in the event customers, other broker-dealers, banks, clearing organizations or depositories are unable to fulfill contractual obligations.

The Company may be exposed to a risk of loss not reflected in the Condensed Consolidated Balance Sheets for securities sold and not yet purchased, should the value of such securities rise. The securities lending activities of the Company’s clearing business require the Company to pledge securities as collateral. In the event a counterparty is unable to meet its contractual obligation, the Company may be exposed to off-balance sheet risk of acquiring securities at prevailing market prices. The Company monitors the credit standing of counterparties with whom it conducts business. Financial risk is further controlled by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral level in the event of excess market exposure or instituting securities buy-in procedures when required.

At December 31, 2009, $200.0 million of our total $324.1 million outstanding Long-term debt is based on floating interest rates. Our term loan facility had $200.0 million outstanding at December 31, 2009. The interest rate is based on LIBOR plus 40 to 90 basis points based on our debt rating at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 50 basis points at December 31, 2009. The weighted-average interest rates were 0.79% and 0.95% during the three and six months ended December 31, 2009, respectively.

Item 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2009 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factors disclosed in the “Risk Factors” section of our 2009 Annual Report on Form 10-K, are hereby deleted in their entirety:

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our second fiscal quarter ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans (1)
October 1, 2009 – October 31, 2009	—	—	—	—
November 1, 2009 – November 30, 2009	2,281,396	$22.64	2,281,396	4,230,372
December 1, 2009 – December 31, 2009	371,550	22.49	371,550	3,858,822

Total	2,652,946	$22.62	2,652,946	3,858,822

(1)	On August 11, 2009, the Board of Directors authorized a stock repurchase plan for the repurchase of up to 10 million shares of the Company’s common stock to offset share dilution created by the Company’s equity compensation plans. During the fiscal quarter ended December 31, 2009, the Company purchased 2,652,946 shares of common stock under this plan at an average price per share of $22.62.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2009 Annual Meeting of Stockholders held on November 18, 2009 (the “2009 Annual Meeting”), the following actions were taken:

Proposal 1: Election of Directors. The stockholders elected nine Directors, seven of whom were then serving as Directors of Broadridge, for terms of one year and until their successors are elected and qualified. The following table reflects the tabulation of the votes with respect to each Director who was elected at the 2009 Annual Meeting:

	Votes For	Votes Against	Abstentions
Leslie A. Brun	113,437,490	4,396,121	833,219
Richard J. Daly	117,186,031	650,689	830,110
Robert N. Duelks	117,111,764	702,207	852,859
Richard J. Haviland	116,307,155	1,523,733	835,942
Alexandra Lebenthal	117,289,033	528,560	849,237
Stuart R. Levine	116,255,838	1,457,626	953,366
Thomas J. Perna	117,110,210	707,317	849,303
Alan J. Weber	117,174,805	644,743	847,282
Arthur F. Weinbach	115,446,183	2,391,883	828,764

Proposal 2: Ratification of Appointment of Auditors. A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm to conduct the annual audit of the financial statements of the Company and its subsidiaries for the fiscal year ending June 30, 2010, was approved by the stockholders. The stockholders cast 118,228,026 votes in favor of this proposal and 311,047 votes against. There were 127,757 abstentions.

Proposal 3: Approval of the Amendment of our 2007 Omnibus Award Plan. A proposal by the Board of Directors to amend the Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan was approved by the stockholders. The stockholders cast 75,842,237 votes in favor of this proposal and 21,686,144 votes against. There were 247,107 abstentions.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

2.1	Asset Purchase Agreement dated as of November 2, 2009, by and among Penson Worldwide, Inc., Penson Financial Services, Inc., Broadridge Financial Solutions, Inc. and Ridge Clearing & Outsourcing Solutions, Inc.[1] [2]

10.1	Master Services Agreement dated as of November 2, 2009, by and between Penson Worldwide, Inc. and Broadridge Financial Solutions, Inc. [2]

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Schedules to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted schedules upon request by the Securities and Exchange Commission.
2.	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: February 4, 2010	By:	/S/ DAN SHELDON
Dan Sheldon
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)