Form 10-Q
period 2010-03-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2010-05-10
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 3, 2010 was 136,186,256.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Revenues	$490.8	$463.7	$1,458.7	$1,356.7

Cost of revenues	380.9	357.3	1,119.1	1,033.7
Selling, general and administrative expenses	60.0	48.7	171.8	164.4
Other (income) expenses, net	1.5	3.2	8.4	(3.7)

Total expenses	442.4	409.2	1,299.3	1,194.4

Earnings from continuing operations before income taxes	48.4	54.5	159.4	162.3
Provision for income taxes	17.6	13.3	50.5	55.0

Net earnings from continuing operations	30.8	41.2	108.9	107.3
Loss from discontinued operations, net of tax benefit	(5.9)	(0.3)	(24.0)	(0.9)

Net earnings	$24.9	$40.9	$84.9	$106.4

Earnings per share:
Basic earnings per share from continuing operations	$0.23	$0.30	$0.80	$0.77
Basic loss per share from discontinued operations	(0.05)	(0.01)	(0.18)	(0.01)

Basic earnings per share	$0.18	$0.29	$0.62	$0.76

Diluted earnings per share from continuing operations	$0.22	$0.29	$0.78	$0.76
Diluted loss per share from discontinued operations	(0.04)	—	(0.17)	(0.01)

Diluted earnings per share	$0.18	$0.29	$0.61	$0.75

Weighted-average shares outstanding:
Basic	134.8	139.5	136.2	140.0
Diluted	138.8	141.2	139.6	141.6

Dividends declared per common share	$0.14	$0.07	$0.42	$0.21

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	March 31, 2010	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$177.9	$173.4
Accounts receivable, net of allowance for doubtful accounts of $1.8 and $2.3, respectively	354.5	381.0
Other current assets	145.5	83.2
Assets of discontinued operations	1,460.3	1,414.2

Total current assets	2,138.2	2,051.8
Property, plant and equipment, net	75.5	75.4
Other non-current assets	124.3	136.3
Goodwill	491.6	481.8
Intangible assets, net	34.3	29.4

Total assets	$2,863.9	$2,774.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$94.4	$72.0
Accrued expenses and other current liabilities	202.4	216.7
Deferred revenues	96.8	34.6
Liabilities of discontinued operations	1,185.9	1,106.6

Total current liabilities	1,579.5	1,429.9
Long-term debt	324.1	324.1
Other non-current liabilities	54.9	60.8
Deferred revenues	48.4	50.9

Total liabilities	2,006.9	1,865.7

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 143.9 shares and 141.8 shares, respectively; outstanding, 134.8 shares and 139.3 shares, respectively	1.4	1.4
Additional paid-in capital	568.2	505.9
Retained earnings	460.4	432.3
Treasury stock—at cost, 9.1 shares and 2.5 shares, respectively	(180.0)	(37.5)
Accumulated other comprehensive income	7.0	6.9

Total stockholders’ equity	857.0	909.0

Total liabilities and stockholders’ equity	$2,863.9	$2,774.7

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities
Net earnings	$84.9	$106.4
Adjustments to reconcile Net earnings to net cash flows provided by (used in) operating activities:
Loss from discontinued operations	24.0	0.9
Depreciation and amortization	30.3	28.9
Amortization of other assets	12.2	11.2
Deferred income taxes	(17.5)	(2.0)
Stock-based compensation expense	21.0	21.6
Excess tax benefits from the issuance of stock-based compensation awards	(2.9)	(0.1)
Gain on purchase of senior notes	—	(8.4)
Other	4.8	(5.0)
Changes in operating assets and liabilities:
Current assets and liabilities:
Decrease in Accounts receivable	25.0	67.5
Increase in Other current assets	(53.8)	(63.7)
Increase (Decrease) in Accounts payable	15.1	(13.9)
Decrease in Accrued expenses and other current liabilities	(27.0)	(64.1)
Increase in Deferred revenues	62.1	58.0
Non-current assets and liabilities:
Increase in Other non-current assets	(7.2)	(10.7)
Increase in Other non-current liabilities	9.8	4.2

Net cash flows provided by operating activities of continuing operations	180.8	130.8

Cash Flows From Investing Activities
Capital expenditures	(22.5)	(13.4)
Purchases of intangibles	(6.5)	(2.0)
Acquisitions, net of cash acquired	(11.3)	(14.9)

Net cash flows used in investing activities of continuing operations	(40.3)	(30.3)

Cash Flows From Financing Activities
Payments on Long-term debt	—	(114.4)
Dividends paid	(47.6)	(28.1)
Proceeds from exercise of stock options	40.0	3.5
Purchases of Treasury stock	(142.5)	(17.9)
Excess tax benefits from the issuance of stock-based compensation awards	2.9	0.1

Net cash flows used in financing activities of continuing operations	(147.2)	(156.8)

Cash flows from discontinued operations:
Cash flows provided by operating activities	20.8	180.4
Cash flows provided by (used in) financing activities	8.9	(8.2)

Net cash provided by discontinued operations	29.7	172.2

Effect of exchange rate changes on Cash and cash equivalents	1.9	(3.9)

Net change in Cash and cash equivalents	24.9	112.0
Cash and cash equivalents, beginning of period	173.4	54.7
Cash and cash equivalents of discontinued operations, beginning of period	107.5	143.6

Cash and cash equivalents, end of period	305.8	310.3
Less Cash and cash equivalents from discontinued operations, end of period	127.9	204.5

Cash and cash equivalents of continuing operations, end of period	$177.9	$105.8

Supplemental disclosure of cash flow information:
Cash payments made for interest	$5.3	$10.1
Cash payments made for income taxes	$82.5	$107.6

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Tabular dollars in millions, except per share amounts)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”) is a leading global provider of investor communication solutions, and securities processing and outsourcing solutions to the financial services industry. The Company previously classified its operations into three reportable segments, Investor Communication Solutions, Securities Processing Solutions and Clearing and Outsourcing Solutions. On November 2, 2009, Broadridge announced that it had entered into a definitive agreement to sell substantially all contracts of the securities clearing clients of the Clearing and Outsourcing Solutions business. Securities clearing services refers to the process of matching, recording and processing securities transaction instructions and exchanging payments between counterparties and providing financing for client inventory through margin lending. Operations outsourcing services allow broker-dealers to outsource certain administrative functions relating to the securities clearing and settlement process to Broadridge. Beginning in the second quarter of fiscal year 2010, the securities clearing activities are presented as a discontinued operation and the operations outsourcing solutions business retained by Broadridge is included within the Securities Processing Solutions business segment. Broadridge only delivers operations outsourcing solutions on our Securities Processing Solutions technology platforms. See Note 6, “Discontinued Operations” for detailed information on discontinued operations and Note 12, “Interim Financial Data by Segment” for restated segment information. The Company now classifies its continuing operations into the following two reportable segments:

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

B. Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”). These financial statements present the consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “2009 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2010 and June 30, 2009, the results of its operations for the three and nine months ended March 31, 2010 and 2009 and its cash flows for the nine months ended March 31, 2010 and 2009.

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

D. Cash and Cash Equivalents. Cash and cash equivalents also include cash of $7.7 million as of March 31, 2010 held on behalf of transfer agent clients. A corresponding liability is also included as a current liability in Accrued expenses and other current liabilities on the accompanying Condensed Consolidated Balance Sheets.

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Tabular dollars in millions, except per share amounts)

(Unaudited)

E. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after March 31, 2010, through the date of issuance of the financial statements. During this period, the Company did not have any material subsequent events.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

On July 1, 2008, the Company adopted new accounting guidance on fair value measurements. This new guidance defines fair value, establishes a framework for measuring fair value based on generally accepted accounting principles and expands disclosures about fair value measurements. The new guidance was effective for the Company beginning July 1, 2008, for certain financial assets and liabilities. Refer to Note 5, “Fair Value of Financial Instruments,” for additional information regarding our fair value measurements for financial assets and liabilities. The new guidance became effective for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis beginning July 1, 2009, and the application of this guidance did not have a material impact on the Company’s results of operations, cash flows or financial position.

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

No other new accounting pronouncement issued or effective during the nine months ended March 31, 2010 has had or is expected to have a material impact on the Condensed Consolidated Financial Statements.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented.

The computation of diluted EPS did not include 2.7 million and 2.2 million options to purchase Broadridge common stock for the three months ended March 31, 2010 and 2009, respectively, and 4.3 million and 8.6 million options to purchase Broadridge common stock for the nine months ended March 31, 2010 and 2009, respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Weighted-average shares outstanding:
Basic	134.8	139.5	136.2	140.0
Common stock equivalents	4.0	1.7	3.4	1.6

Diluted	138.8	141.2	139.6	141.6

NOTE 4. OTHER (INCOME) EXPENSES, NET

Other (income) expenses, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Interest expense on borrowings	$2.5	$3.5	$7.5	$12.1
Interest income	(0.1)	(0.2)	(0.2)	(0.7)
Foreign currency exchange (gain) loss	(1.1)	(0.2)	0.4	(6.9)
Gain from purchase of senior notes	—	—	—	(8.4)
Other, net	0.2	0.1	0.7	0.2

Other (income) expenses, net	$1.5	$3.2	$8.4	$(3.7)

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

The following table sets forth the Company’s financial assets and liabilities as of March 31, 2010 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets of continuing operations:
Cash and cash equivalents:
Money market funds	$116.7	$—	$—	$116.7

Total	$116.7	$—	$—	$116.7

The Company did not have any financial assets that met the classification of Level 3 assets during the quarter ended March 31, 2010.

See Note 6, “Discontinued Operations,” for the fair value of non-financial assets related to the impairment of assets of discontinued operations.

NOTE 6. DISCONTINUED OPERATIONS

In November 2009, the Company and Ridge Clearing and Outsourcing Solutions, Inc. (“Ridge Clearing”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Penson Worldwide, Inc. (“PWI”) and Penson Financial Services, Inc., a wholly owned subsidiary of PWI (“PFSI”), to sell substantially all contracts of the securities clearing clients of Ridge Clearing to PFSI.

Under the terms of the Asset Purchase Agreement, Broadridge will receive between $40 million and $50 million in total consideration from PWI consisting of a five-year subordinated note from PWI and shares of PWI’s common stock in an amount calculated as the lesser of one-third of the total consideration and an amount not exceeding 9.9% of PWI’s outstanding common stock. The specific amount of such consideration will be determined immediately prior to closing pursuant to an agreed upon formula based on the revenues attributable to the contracts being purchased by PFSI. The purchase price will be subject to certain post-closing adjustments upon the occurrence of certain agreed upon events. It is anticipated that the transaction will close in the fourth quarter of fiscal year 2010, subject to the satisfaction of customary closing conditions, including regulatory approvals. As part of this transaction, the Company will discontinue its securities clearing services business but will continue to provide operations outsourcing solutions aligned with the Securities Processing Solutions business.

The results of the securities clearing business, which previously were included in the Clearing and Outsourcing Solutions segment, are included in Loss from discontinued operations, net of tax benefit, for all periods presented. The net assets associated with the securities clearing business, totaling $274.4 million and $307.6 million, have been reclassified to Assets of discontinued operations as of March 31, 2010 and June 30, 2009, respectively.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

(Tabular dollars in millions, except per share amounts)

(Unaudited)

The following summarized financial information related to the securities clearing business has been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Revenues	$18.2	$17.5	$57.2	$56.1

Loss from discontinued operations, before tax benefit	$—	$(0.5)	$(0.2)	$(1.5)
Income tax benefit	—	0.2	—	0.6

Net loss from discontinued operations, before impairment of assets	—	(0.3)	(0.2)	(0.9)
Net loss on impairment of assets of discontinued operations, net of tax benefit of $3.6 and $14.8, respectively	(5.9)	—	(23.8)	—

Loss from discontinued operations, net of tax benefit	$(5.9)	$(0.3)	$(24.0)	$(0.9)

The net loss on impairment of assets represents the write-down of the value of the Assets of discontinued operations to the net realizable value of the assets that the Company believes is appropriate using valuations that require inputs that are both significant to the fair value measurement and unobservable as detailed under Level 3 fair value measurement guidelines for disclosure. For the three months ended March 31, 2010, the increase in net loss on impairment of assets of discontinued operations represents the loss of a large customer that will not be converting their business to PFSI, which reduces the amount of consideration to be received from PFSI and increases the loss.

The following assets and liabilities have been segregated and classified as Assets of discontinued operations and Liabilities of discontinued operations, as appropriate, in the consolidated balance sheet as of March 31, 2010 and June 30, 2009, respectively. These assets and liabilities relate to the securities clearing business described above, totaling $274.4 million and $307.6 million. The amounts presented below were adjusted to exclude intercompany receivables and payables between the business held for sale and the Company, which are to be excluded from the disposition.

	March 31, 2010	June 30, 2009
Assets
Cash and cash equivalents	$127.9	$107.5
Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	199.6	246.5
Securities clearing receivables, net of allowance for doubtful accounts of $2.0 and $2.0, respectively	1,121.0	1,011.3
Other assets	11.8	48.9

Total assets of discontinued operations	1,460.3	1,414.2

Liabilities
Accrued expenses and other current liabilities	18.2	18.5
Securities clearing payables	1,167.7	1,088.1

Total liabilities of discontinued operations	1,185.9	1,106.6

Net assets of discontinued operations	$274.4	$307.6

Securities clearing receivables/payables and segregated cash will be converted to cash shortly after the close of the transaction, with any excess cash remaining with the Company.

In addition, the Asset Purchase Agreement requires PWI to provide $50.0 million as additional regulatory capital with respect to its operations pertaining to the correspondent clearing contracts to be acquired. In the event PWI does not have other resources available to provide these funds, Broadridge has agreed to lend this amount to PWI pursuant to an eighteen-month subordinated note (the “Backstop Note”) payable by PWI and bearing interest at an annual rate equal to 90-day LIBOR plus 11%.

As a registered broker-dealer and member of the New York Stock Exchange (“NYSE”) and the Financial Industry Regulatory Authority (“FINRA”), Ridge Clearing is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”). Ridge Clearing computes its net capital under the alternative method permitted by Rule 15c3-1, which requires Ridge Clearing to maintain minimum net capital equal to the greater of $1.5 million or 2% of aggregate debit items arising from customer transactions. The NYSE and FINRA may require a member firm to reduce its business if its net capital is less than 4% of aggregate debit items, or may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit items. At March 31, 2010, Ridge Clearing had net capital of $234.4 million, which was approximately 29.4% of aggregate debit items and exceeded the minimum requirements by $218.5 million.

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Tabular dollars in millions, except per share amounts)

(Unaudited)

NOTE 7. BORROWINGS

The Company’s outstanding borrowings consisted of the following:

	Expiration Date	March 31, 2010	June 30, 2009
Long-term
Term loan facility	March 2012	$200.0	$200.0
Senior notes	June 2017	124.1	124.1

		$324.1	$324.1

In addition, the Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million, and a revolving credit facility under which Ridge Clearing is the borrower and the Company is the guarantor that expires in August 2010 (which may be extended to August 2011 subject to certain conditions) that has an available capacity of $75.0 million. No amounts were outstanding under these credit facilities at March 31, 2010.

At March 31, 2010 and June 30, 2009, the Company was not aware of any instances of non-compliance with the financial covenants of its borrowings’ obligations.

The fair value of the fixed-rate senior notes at March 31, 2010 was $127.3 million based on quoted market prices. The carrying value of the variable-rate term loan facility approximates fair value. Amounts are due on the expiration dates listed above.

NOTE 8. STOCK-BASED COMPENSATION

The activity related to the Company’s incentive equity awards for the three months ended March 31, 2010 consisted of the following:

	Stock Options		Time-based Restricted Stock		Performance-based Restricted Stock
	Number of Options (c)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at December 31, 2009	17,156,269	$18.94	2,860,678	$17.03	929,493	$16.93
Granted	1,281,500	23.31	12,000	21.42	—	—
Exercised (a)	(609,822)	18.75	—	—	—	—
Vesting of restricted shares	—	—	(65,859)	16.94	(5,363)	18.34
Expired/forfeited	(32,648)	19.60	(13,550)	21.36	—	—

Balances at March 31, 2010 (b)	17,795,299	$19.26	2,793,269	$17.03	924,130	$16.92

(a)	Stock options exercised during the period of January 1, 2010 through March 31, 2010 had an intrinsic value of $2.1 million.
(b)	As of March 31, 2010, the Company’s outstanding “in the money” stock options using the March 31, 2010 closing share price of $21.38 (approximately 13.4 million shares) had an aggregate intrinsic value of $45.3 million.
(c)	Options outstanding as of March 31, 2010 have a weighted-average remaining contractual life of 5.0 years and 14.4 million options are exercisable.

The activity related to the Company’s incentive equity awards for the nine months ended March 31, 2010 consisted of the following:

	Stock Options		Time-based Restricted Stock		Performance-based Restricted Stock
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares		Weighted- Average Grant Date Fair Value
Balances at June 30, 2009	18,659,152	$18.86	1,958,112	$16.35	533,400		$15.72
Granted	1,281,500	23.31	983,867	18.60	396,093	(a)	18.56
Exercised (b)	(2,071,273)	18.16	—	—	—		—
Vesting of restricted shares	—	—	(102,055)	17.07	(5,363)		18.34
Expired/forfeited	(74,080)	19.32	(46,655)	21.51	—		—

Balances at March 31, 2010	17,795,299	$19.26	2,793,269	$17.03	924,130		$16.92

(a)	Includes 56,122 performance-based restricted stock units granted upon the approval of the achievement of pre-set financial performance goals as of June 30, 2009. The achievement of the pre-set performance goals allowed associates to earn from 0% to 150% of their targeted restricted stock unit grants. These restricted stock units vest and convert into shares on April 1, 2010.
(b)	Stock options exercised during the period of July 1, 2009 through March 31, 2010 had an intrinsic value of $7.0 million.

The Company has stock-based compensation plans under which we annually grant stock option and restricted stock awards. Exercise prices on options granted have been and continue to be set equal to the market price of the underlying shares on the date of the grant (except the special stock option grants which have a premium strike price), with the measurement of stock-based compensation expense recognized in net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $7.7 million and $6.3 million, respectively, as well as related tax benefits of $2.9 million and $2.4 million, respectively, were recognized in earnings from continuing operations for the three months ended March 31, 2010 and 2009. Stock-based compensation expense of $21.0 million and $21.6 million, respectively, as well as related tax benefits of $7.8 million and $8.1 million, respectively, were recognized in earnings from continuing operations for the nine months ended March 31, 2010 and 2009.

Stock-based compensation expense of $0.3 million and $0.3 million, respectively, as well as related tax benefits of $0.1 million and $0.1 million, respectively, were recognized in earnings from discontinued operations for the three months ended March 31, 2010 and 2009. Stock-based compensation expense of $0.8 million and $0.8 million, respectively, as well as related tax benefits of $0.3 million and $0.3 million, respectively, were recognized in earnings from discontinued operations for the nine months ended March 31, 2010 and 2009.

As of March 31, 2010, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards amounted to $10.8 million and $27.0 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.7 years and 1.7 years, respectively.

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

NOTE 9. INCOME TAXES

Our Provision for income taxes and effective tax rates from continuing operations for the three and nine months ended March 31, 2010 were $17.6 million and 36.3%, and $50.5 million and 31.7%, respectively, compared to $13.3 million and 24.4%, and $55.0 million and 33.9%, for the three and nine months ended March 31, 2009, respectively. The decrease in our Provision for income taxes and the effective tax rates for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 was primarily attributable to the release of a valuation allowance on a deferred tax asset relating to tax loss carryforwards, and lower enacted tax rates in certain non-U.S. tax jurisdictions for the nine months ended March 31, 2010.

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

On January 28, 2010, the Company filed a declaratory action in the U.S. District Court for the District of Delaware (the “Delaware District Court”) against Inveshare, Inc. (the “Defendant”) seeking a declaration by the court that Broadridge does not infringe two U.S. patents owned by Defendant that included claims related to the delivery and distribution of an electronic solicitation. The Company’s complaint also alleged that the Defendant’s patents are invalid and/or are unenforceable due to inequitable conduct. On March 22, 2010, the Defendant answered the Company’s complaint and filed a counterclaim against the Company alleging that Broadridge uses a process that infringes one of the patents in the action. In its counterclaim, Defendant is seeking injunctive relief and unspecified damages. This lawsuit is in an early procedural stage and the Company cannot predict with assurance what impact, if any, the outcome of this litigation may have on its financial condition, results of operations, or cash flows.

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM will provide certain aspects of the Company’s information technology infrastructure that are currently provided under a data center outsourcing services agreement by the Company’s former parent company, Automatic Data Processing, Inc. Under the IT Services Agreement, IBM will provide a broad range of technology services to the Company including supporting its mainframe, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The Company expects that the migration of its data center processing from ADP to IBM will take approximately 18 to 24 months to complete; which migration will commence in January 2011. The IT Services Agreement has an initial term of ten years, which commences when the Company has completed the migration of its data center processing to IBM from ADP and expires on October 31, 2021. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term.

In addition to the IT Services Agreement, the Company and IBM entered into a business alliance agreement. The alliance agreement provides a structure for IBM and Broadridge to jointly market and sell a complementary suite of services from each party’s portfolio. The alliance will allow Broadridge and IBM to expand their service offerings in the financial services market by providing a comprehensive outsourced solution combining IBM’s technology infrastructure and the Broadridge securities processing application and operations outsourcing solutions into a jointly-offered set of alliance service offerings.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at March 31, 2010 or at June 30, 2009. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

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

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Tabular dollars in millions, except per share amounts)

(Unaudited)

NOTE 11. COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net earnings	$24.9	$40.9	$84.9	$106.4
Foreign currency translation adjustments	(6.7)	(4.0)	0.1	(37.8)

Comprehensive income	$18.2	$36.9	$85.0	$68.6

NOTE 12. INTERIM FINANCIAL DATA BY SEGMENT

As a result of Broadridge entering into the Asset Purchase Agreement to sell substantially all of the contracts of the securities clearing clients of Ridge Clearing to PFSI, Broadridge now has two reportable operating business segments: Investor Communication Solutions and Securities Processing Solutions. The securities clearing business is reflected in discontinued operations (see Note 1, “Basis of Presentation” and Note 6, “Discontinued Operations” for detailed information on discontinued operations), and the operations outsourcing solutions business retained by Broadridge is now reported as part of the Securities Processing Solutions business segment. This change is reflected in all prior periods presented in this report on Form 10-Q.

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

Segment results:

	Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Investor Communication Solutions	$356.5	$334.7	$1,059.7	$944.0
Securities Processing Solutions	133.6	136.3	397.5	422.2
Other	0.1	0.9	2.3	1.3
Foreign currency exchange	0.6	(8.2)	(0.8)	(10.8)

Total	$490.8	$463.7	$1,458.7	$1,356.7

	Earnings (Loss) from Continuing Operations before Income Taxes
	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Investor Communication Solutions	$28.0	$33.3	$102.3	$76.4
Securities Processing Solutions	24.5	32.0	73.5	105.4
Other	(5.0)	(8.6)	(18.4)	(17.5)
Foreign currency exchange	0.9	(2.2)	2.0	(2.0)

Total	$48.4	$54.5	$159.4	$162.3

* * * * * * *

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. These risks and uncertainties include those risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “2009 Annual Report”). Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this Quarterly Report on Form 10-Q and our 2009 Annual Report. These risks include:

•	the success of Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”) in retaining and selling additional services to its existing clients and in obtaining new clients;

•	the pricing of Broadridge’s products and services;

•	changes in laws affecting the investor communication services provided by Broadridge;

•	changes in laws regulating registered securities clearing firms and broker-dealers;

•	declines in trading volume, market prices, or the liquidity of the securities markets;

•	any material breach of Broadridge security affecting its clients’ customer information;

•	the failure of our outsourced data center services provider to provide the anticipated levels of service;

•	any significant slowdown or failure of Broadridge’s systems;

•	Broadridge’s failure to keep pace with changes in technology and demands of its clients;

•	availability of skilled technical employees;

•	the impact of new acquisitions and divestitures;

•	competitive conditions; and

•	overall market and economic conditions

Broadridge disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading global provider of technology solutions to the financial services industry. Our systems and services include investor communication solutions, and securities processing and operations outsourcing solutions.

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

We deliver a broad range of solutions that help our clients better serve their retail and institutional customers across the entire investment lifecycle, including pre-trade, trade, and post-trade processing. Our securities processing systems enable our clients to process securities transactions in more than 50 countries. In fiscal year 2009, we: (i) distributed over one billion investor communications, including proxy materials, investor account statements, trade confirmations, tax statements and prospectuses; (ii) processed on average over 1.6 million equity trades and over $3 trillion in trades of United States (“U.S.”) fixed income securities per day; and (iii) served over 100 correspondents through our securities clearing services.

In November 2009, the Company and Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge Clearing”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Penson Worldwide, Inc. (“PWI”) and Penson Financial Services, Inc., a wholly owned subsidiary of PWI (“PFSI”), to sell substantially all of the contracts of the securities clearing clients of Ridge Clearing to PFSI. As a result of entering into the Asset Purchase Agreement, we now classify our operations into two business segments: Investor Communication Solutions and Securities Processing Solutions. The securities clearing business is reflected in discontinued operations and the operations outsourcing solutions business retained by Broadridge is now reported as part of the Securities Processing Solutions business segment. This change is reflected in all prior periods presented in this report on Form 10-Q.

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

As a result of Broadridge entering into the Asset Purchase Agreement to sell substantially all of the contracts of the securities clearing clients of Ridge Clearing to PFSI, the Company now has two reportable operating business segments: Investor Communication Solutions and Securities Processing Solutions. The securities clearing business is reflected in discontinued operations and the operations outsourcing solutions business retained by Broadridge is now reported as part of the Securities Processing Solutions business segment. This change is reflected in all prior periods presented in this report on Form 10-Q.

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

Results of Continuing Operations

The following discussions of Analysis of Condensed Consolidated Continuing Operations and Analysis of Reportable Segments refer to the three and nine months ended March 31, 2010 compared to the three and nine months ended March 31, 2009. The following discussions of the Company’s results of continuing operations exclude the results related to the Clearing business. This business is segregated from continuing operations and included in discontinued operations for all periods presented. The Analysis of Condensed Consolidated Continuing Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Condensed Consolidated Statements of Earnings.

Analysis of Condensed Consolidated Continuing Operations

	Three Months Ended March 31,
			Change
	2010	2009	$	%
	($ in millions)
Revenues	$490.8	$463.7	$27.1	6

Cost of revenues	380.9	357.3	23.6	7
Selling, general and administrative expenses	60.0	48.7	11.3	23
Other (income) expenses, net	1.5	3.2	(1.7)	(53)

Total expenses	442.4	409.2	33.2	8

Earnings from continuing operations before income taxes	48.4	54.5	(6.1)	(11)
Margin	9.9%	11.8%		(1.9) pts

Provision for income taxes	17.6	13.3	4.3	32
Effective tax rate	36.3%	24.4%		11.9 pts

Net earnings from continuing operations	$30.8	$41.2	$(10.4)	(25)

Basic Earnings per share from continuing operations	$0.23	$0.30	$(0.07)	(23)
Diluted Earnings per share from continuing operations	$0.22	$0.29	$(0.07)	(24)

	Nine Months Ended March 31,
			Change
	2010	2009	$	%
	($ in millions)
Revenues	$1,458.7	$1,356.7	$102.0	8

Cost of revenues	1,119.1	1,033.7	85.4	8
Selling, general and administrative expenses	171.8	164.4	7.4	5
Other (income) expenses, net	8.4	(3.7)	12.1	NM*

Total expenses	1,299.3	1,194.4	104.9	9

Earnings from continuing operations before income taxes	159.4	162.3	(2.9)	(2)
Margin	10.9%	12.0%		(1.1) pts

Provision for income taxes	50.5	55.0	(4.5)	(8)
Effective tax rate	31.7%	33.9%		(2.2) pts

Net earnings from continuing operations	$108.9	$107.3	$1.6	1

Basic Earnings per share from continuing operations	$0.80	$0.77	$0.03	4
Diluted Earnings per share from continuing operations	$0.78	$0.76	$0.02	3

*	Not Meaningful

Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009

Revenues. Revenues for the three months ended March 31, 2010 were $490.8 million, an increase of $27.1 million or 6%, compared to $463.7 million for the three months ended March 31, 2009. The increase reflects higher contributions from fee revenues of $25.5 million and higher distribution revenues of $1.6 million. Higher fee revenues of $25.5 million were driven primarily by an increase in recurring revenues of $8.2 million benefited by $11.9 million in sales less losses (referred to as “Net New Business”) including the recently signed seven-year contract with Morgan Stanley Smith Barney LLC (“MSSB”), and revenue gains from an acquisition, partially offset by negative internal growth. Also contributing to the increase, were $8.5 million in event-driven mutual fund proxy revenues and $8.8 million from the favorable impact of foreign currency exchange rates.

Nine Months Ended March 31, 2010 versus Nine Months Ended March 31, 2009

Revenues. Revenues for the nine months ended March 31, 2010 were $1,458.7 million, an increase of $102.0 million or 8%, compared to $1,356.7 million for the nine months ended March 31, 2009. The increase reflects higher contributions from fee revenues of $81.2 million and higher distribution revenues of $20.8 million. Higher fee revenues of $81.2 million were primarily driven by $70.8 million in event-driven mutual fund proxy revenues. Revenues were also favorably impacted by foreign currency exchange rates of $10.0 million. Recurring revenues were essentially unchanged driven by a positive contribution from Net New Business including the recently signed contract with MSSB, and gains from an acquisition, offset by negative internal growth.

Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009

Total Expenses. Total expenses for the three months ended March 31, 2010 were $442.4 million, an increase of $33.2 million, or 8%, compared to $409.2 million for the three months ended March 31, 2009. The increase reflects $23.6 million, or 7% increase in Cost of revenues, $11.3 million, or 23% increase in Selling, general and administrative expenses, and a $1.7 million reduction in the net expenses for Other (income) expenses, net.

Cost of revenues for the three months ended March 31, 2010 were $380.9 million, an increase of $23.6 million, or 7%, compared to $357.3 million for the three months ended March 31, 2009. The increase reflects higher expense related to the integration of the MSSB business and acquisitions. Distribution cost of revenues for the three months ended March 31, 2010 were $157.1 million, an increase of $0.5 million, compared to $156.6 million for the three months ended March 31, 2009. Fluctuations in foreign currency exchange rates also increased Cost of revenues by $4.5 million.

Selling, general and administrative expenses for the three months ended March 31, 2010 were $60.0 million, an increase of $11.3 million, or 23%, compared to $48.7 million for the three months ended March 31, 2009. The increase is primarily due to the impact of a one-time non-recurring credit of $4.4 million during the three months ended March 31, 2009 that did not recur, $2.3 million higher selling expenses on a 52% increase in sales for the quarter, and the impact of foreign currency exchange rates of $1.2 million.

Other (income) expenses, net for the three months ended March 31, 2010 were $1.5 million, a decrease of $1.7 million, or 53%, compared to $3.2 million for the three months ended March 31, 2009. The decrease reflects a foreign currency exchange gain of $0.9 million and lower interest expense on our Long-term debt of $1.0 million related to the decline in the weighted-average interest rate on our five-year term loan facility.

Nine Months Ended March 31, 2010 versus Nine Months Ended March 31, 2009

Total Expenses. Total expenses for the nine months ended March 31, 2010 were $1,299.3 million, an increase of $104.9 million, or 9%, compared to $1,194.4 million for the nine months ended March 31, 2009. The increase reflects $85.4 million, or 8% increase in Cost of revenues, $7.4 million, or 5% increase in Selling, general and administrative expenses, and higher Other (income) expenses, net of $12.1 million.

Cost of revenues for the nine months ended March 31, 2010 were $1,119.1 million, an increase of $85.4 million, or 8%, compared to $1,033.7 million for the nine months ended March 31, 2009. The increase reflects higher expense relating to higher fee revenue driven by event-driven mutual fund proxy, the net impact of higher distribution costs related to higher distribution revenues, the integration of the MSSB business, and acquisitions. Distribution cost of revenues for the nine months ended March 31, 2010 were $459.5 million, an increase of $18.8 million, or 4%, compared to $440.7 million for the nine months ended March 31, 2009. Fluctuations in foreign currency exchange rates also increased Cost of revenues by $4.8 million.

Selling, general and administrative expenses for the nine months ended March 31, 2010 were $171.8 million, an increase of $7.4 million, or 5%, compared to $164.4 million for the nine months ended March 31, 2009. The increase is primarily due to a one-time non-recurring credit of $4.4 million during the three months ended March 31, 2009 that did not recur, $3.6 million higher selling expenses on a 41% increase in sales for the nine months, and the impact of foreign currency exchange rates of $1.2 million, partially offset by $2.2 million lower stock-based compensation expense related to special stock option grants to corporate officers during the nine months ended March 31, 2009 which vested immediately, were expensed upon vest, and did not recur during the nine months ended March 31, 2010.

Other (income) expenses, net for the nine months ended March 31, 2010 were $8.4 million, an increase in expenses of $12.1 million, compared to $(3.7) million Other (income) for the nine months ended March 31, 2009. The increase reflects the effect of the one-time gain from the purchase of the 6.125% senior notes due 2017 (the “Senior Notes”) of $8.4 million during the nine months ended March 31, 2009, a foreign currency exchange loss of $7.3 million, partially offset by lower interest expense on our Long-term debt of $4.6 million due to a lower outstanding balance and the decline in the weighted-average interest rate on our five-year term loan facility.

Earnings from continuing operations before Income Taxes. Earnings from continuing operations before income taxes for the three months ended March 31, 2010 were $48.4 million, a decrease of $6.1 million, or 11%, compared to $54.5 million for the three months ended March 31, 2009. The decrease reflects higher Revenues which were more than offset by the increase in Total expenses during the three months ended March 31, 2010, compared to the three months ended March 31, 2009 as discussed above. Overall margin decreased from 11.8% to 9.9% for the three months ended March 31, 2009 compared to the three months ended March 31, 2010, respectively.

Earnings from continuing operations before income taxes for the nine months ended March 31, 2010 were $159.4 million, a decrease of $2.9 million, or 2%, compared to $162.3 million for the nine months ended March 31, 2009. The decrease reflects higher Revenues which were more than offset by the increase in Total expenses during the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009 as discussed above. Overall margin decreased from 12.0% to 10.9% for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2010, respectively.

Provision for Income Taxes from Continuing Operations. Our Provision for income taxes and Effective tax rates from continuing operations for the three and nine months ended March 31, 2010 were $17.6 million and 36.3%, and $50.5 million and 31.7%, respectively, compared to $13.3 million and 24.4%, and 55.0 million and 33.9%, for the three and nine months ended March 31, 2009, respectively. The decrease in our Provision for income taxes and the Effective tax rate for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 were primarily attributable to the release of a valuation allowance on a deferred tax asset relating to tax loss carryforwards, and lower enacted tax rates in certain non-U.S. tax jurisdictions for the nine months ended March 31, 2010.

Net Earnings from Continuing Operations and Basic and Diluted Earnings per Share from Continuing Operations. Net earnings from continuing operations for the three months ended March 31, 2010 were $30.8 million, a decrease of $10.4 million, or 25%, compared to $41.2 million for the three months ended March 31, 2009. The decrease in Net earnings from continuing operations reflects higher Revenues that were more than offset by the increase in Total expenses and a higher Effective tax rate during the three months ended March 31, 2010, compared to the three months ended March 31, 2009 as discussed above.

Net earnings from continuing operations for the nine months ended March 31, 2010 were $108.9 million, an increase of $1.6 million, or 1%, compared to $107.3 million for the nine months ended March 31, 2009. The increase in Net earnings from continuing operations reflects higher Revenues and a lower Effective tax rate, which more than offset the increase in Total expenses during the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009 as discussed above.

Basic and diluted earnings per share from continuing operations for the three months ended March 31, 2010 were $0.23, a decrease of $0.07, or 23%, and $0.22, a decrease of $0.07, or 24%, respectively, compared to $0.30 and $0.29 for the three months ended March 31, 2009, respectively.

Basic and diluted earnings per share from continuing operations for the nine months ended March 31, 2010 were $0.80, an increase of $0.03, or 4%, and $0.78, an increase of $0.02, or 3%, respectively, compared to $0.77 and $0.76 for the nine months ended March 31, 2009, respectively.

Analysis of Reportable Segments

As a result of Broadridge entering into the Asset Purchase Agreement to sell substantially all of the contracts of the securities clearing clients of Ridge Clearing to PFSI, the Company now has two reportable operating business segments: Investor Communication Solutions and Securities Processing Solutions. The securities clearing business is reflected in discontinued operations and the operations outsourcing solutions business retained by Broadridge is now reported as part of the Securities Processing Solutions business segment. This change is reflected in all prior periods presented in this report on Form 10-Q.

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

Revenues

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$356.5	$334.7	$21.8	7	$1,059.7	$944.0	$115.7	12
Securities Processing Solutions	133.6	136.3	(2.7)	(2)	397.5	422.2	(24.7)	(6)
Other	0.1	0.9	(0.8)	(89)	2.3	1.3	1.0	77
Foreign currency exchange	0.6	(8.2)	8.8	NM *	(0.8)	(10.8)	10.0	93

Total	$490.8	$463.7	$27.1	6	$1,458.7	$1,356.7	$102.0	8

*	Not Meaningful

Earnings (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$28.0	$33.3	$(5.3)	(16)	$102.3	$76.4	$25.9	34
Securities Processing Solutions	24.5	32.0	(7.5)	(23)	73.5	105.4	(31.9)	(30)
Other	(5.0)	(8.6)	3.6	42	(18.4)	(17.5)	(0.9)	(5)
Foreign currency exchange	0.9	(2.2)	3.1	NM *	2.0	(2.0)	4.0	NM *

Total	$48.4	$54.5	$(6.1)	(11)	$159.4	$162.3	$(2.9)	(2)

*	Not Meaningful

Investor Communication Solutions

Revenues. Investor Communication Solutions’ segment Revenues for the three months ended March 31, 2010 were $356.5 million, an increase of $21.8 million, or 7%, compared to $334.7 million for the three months ended March 31, 2009. The 7% increase was primarily driven by higher recurring revenues driven by a positive contribution from Net New Business in transaction reporting primarily as a result of the recently signed contract with MSSB and revenue gains from acquisitions. Also contributing to the increase in revenues, were higher event-driven fee revenues related to mutual fund proxy. Distribution revenues for the three months ended March 31, 2010 were $175.0 million, an increase of $1.6 million, or 1%, compared to the three months ended March 31, 2009. Position growth, a key measure in the number of pieces processed, was a negative 4% for annual equity proxy and a positive 9% for mutual fund interim communications. Equity proxy position growth in the third fiscal quarter historically has not been indicative of the full-year trend due to the seasonality of our business. The number of pieces processed decreased slightly from 300.0 million pieces to 297.1 million pieces.

For the nine months ended March 31, 2010, Revenues were $1,059.7 million, an increase of $115.7 million, or 12%, compared to $944.0 million for the nine months ended March 31, 2009. The 12% increase was primarily driven by higher event-driven fee revenue from mutual fund proxy and related distribution revenues. Also contributing to the Revenue increase were higher recurring revenues driven by a positive contribution from Net New Business in transaction reporting primarily as a result of the recently signed contract with MSSB and revenue gains from acquisitions. Distribution revenues for the nine months ended March 31, 2010 were $511.6 million, an increase of $20.8 million, or 4% compared to $490.8 million for the nine months ended March 31, 2009. Position growth, a key measure in the number of pieces processed, was negative 4% for annual equity proxy and a positive 5% for mutual fund interim communications. Equity proxy position growth during the fiscal nine months historically has not been indicative of the full-year trend due to the seasonality of our business. The number of pieces processed increased 9% from 774.1 million pieces to 843.6 million pieces driven primarily by event-driven mutual fund proxy activity.

Earnings from Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes for the three months ended March 31, 2010 were $28.0 million, a decrease of $5.3 million, compared to $33.3 million for the three months ended March 31, 2009. Margin decreased by 2.0 percentage points to 7.9% primarily due to revenue mix and increased investments.

Earnings from continuing operations before income taxes for the nine months ended March 31, 2010 were $102.3 million, an increase of $25.9 million, or 34%, compared to $76.4 million for the nine months ended March 31, 2009. Margin increased by 1.6 percentage points to 9.7% due to higher fee revenues, partially offset by increased investments.

Securities Processing Solutions

Revenues. Securities Processing Solutions’ segment Revenues for the three months ended March 31, 2010 were $133.6 million, a decrease of $2.7 million, or 2%, compared to $136.3 million for the three months ended March 31, 2009. The 2% decline in Revenues was driven by the fiscal year 2009 carryover impact of client losses and price concessions as well as lower trade volumes in our fixed income businesses, slightly offset by new business. Non-trade revenues and operations outsourcing were essentially unchanged.

Securities Processing Solutions’ segment Revenues for the nine months ended March 31, 2010 were $397.5 million, a decrease of $24.7 million, or 6%, compared to $422.2 million for the nine months ended March 31, 2009. The 6% decline in Revenues was driven by the fiscal year 2009 carryover impact of client losses and price concessions as well as lower trade volumes in our equity and fixed income businesses, slightly offset by new business. Non-trade revenues and operations outsourcing revenues were essentially unchanged.

Earnings from Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes for the three months ended March 31, 2010 were $24.5 million, a decrease of $7.5 million, or 23%, compared to $32.0 million for the three months ended March 31, 2009. Margin decreased by 5.2 percentage points to 18.3% for the three months ended March 31, 2010. The decrease is primarily due to the impact of Revenue mix.

Earnings from continuing operations before income taxes for the nine months ended March 31, 2010 were $73.5 million, a decrease of $31.9 million, or 30%, compared to $105.4 million for the nine months ended March 31, 2009. Margin decreased by 6.5 percentage points to 18.5% for the nine months ended March 31, 2010. The decrease is primarily due to the impact of Revenue mix.

Other

Revenues. Other segment Revenues were $0.1 million, a decrease of $0.8 million for the three months ended March 31, 2010, compared to $0.9 million for the three months ended March 31, 2009 reflecting primarily one-time non-recurring termination fees during the three months ended March 31, 2009 that did not recur during the three months ended March 31, 2010.

Other segment Revenues were $2.3 million, an increase of $1.0 million for the nine months ended March 31, 2010, compared to $1.3 million for the nine months ended March 31, 2009, reflecting primarily one-time non-recurring termination fees during the nine months ended March 31, 2010.

Loss from Continuing Operations before Income Taxes. The primary component of Other expenses is certain unallocated expenses. Loss from continuing operations before income taxes was $5.0 million for the three months ended March 31, 2010, an improvement of $3.6 million, compared to an $8.6 million loss from continuing operations before income taxes for the three months ended March 31, 2009. The improvement reflects a foreign currency exchange gain of $0.9 million, lower corporate investment spending of $2.6 million and lower interest expense on our Long-term debt of $1.0 million due to a decline in the weighted-average interest rate on our five-year term loan facility. These improvements were partially offset by higher stock-based compensation expense of $0.7 million primarily related to a higher Company stock price for restricted stock granted during the three months ended March 31, 2010.

Loss from continuing operations before income taxes increased to $18.4 million for the nine months ended March 31, 2010, an increase of $0.9 million, compared to a $17.5 million loss from continuing operations before income taxes for the nine months ended March 31, 2009. The increased loss reflects the effect of the one-time gain from the purchase of the Senior Notes of $8.4 million during the nine months ended March 31, 2009 and a foreign currency exchange loss of $7.3 million. These losses were partially offset by a reduction in corporate investment spending of $6.4 million, lower interest expense on our Long-term debt of $4.6 million due to a lower outstanding balance and the decline in the weighted-average interest rate on our five-year term loan facility, a decrease of $2.2 million in stock-based compensation expense due to the aforementioned special stock option grants to corporate officers, and $0.9 million in one-time termination fees during the nine months ended March 31, 2010.

Financial Condition, Liquidity and Capital Resources

At March 31, 2010, Cash and cash equivalents were $177.9 million and Total stockholders’ equity was $857.0 million. At March 31, 2010, working capital was $558.7 million, compared to $621.9 million at June 30, 2009.

At March 31, 2010, the Company had $324.1 million of outstanding Long-term debt, consisting of a $200.0 million five-year term loan facility and $124.1 million principal amount of the Senior Notes. The Senior Notes are unsecured obligations of Broadridge and rank equally in right of payment with other unsecured and unsubordinated obligations of Broadridge. Interest is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%.

Borrowings under the term loan facility bear interest at LIBOR plus 40 to 90 basis points based on debt ratings at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 50 basis points as of March 31, 2010. The weighted-average interest rates on the five-year term loan facility were 0.76% and 0.88% during the three and nine months ended March 31, 2010, respectively.

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

Cash Flows

Net cash flows provided by operating activities of continuing operations were $180.8 million for the nine months ended March 31, 2010, an increase of $50.0 million, compared to $130.8 million net cash flows provided during the nine months ended March 31, 2009. Working capital generated a cash inflow of $21.4 million in the current year versus a $16.2 million cash outflow in the prior period. The current period increase is driven primarily by lower taxes paid.

Net cash flows used in investing activities of continuing operations for the nine months ended March 31, 2010 were $40.3 million, an increase of $10.0 million compared to $30.3 million net cash flows used during the nine months ended March 31, 2009. The increase reflects an increase in capital expenditures during the nine months ended March 31, 2010 of $9.1 million.

Net cash flows used in financing activities of continuing operations for the nine months ended March 31, 2010 were $147.2 million. This represents a decrease of $9.6 million, compared to $156.8 million in net cash flows used in financing activities of continuing operations during the nine months ended March 31, 2009. The decreased usage reflects $114.4 million of purchases of the Senior Notes in the prior year that did not recur and $36.5 million in higher proceeds from the exercise of stock options, partially offset by $124.6 million in higher repurchases of the Company’s common stock, and an increase of $19.5 million in Dividends paid.

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

Income Taxes

Our Provision for income taxes and effective tax rates from continuing operations for the three and nine months ended March 31, 2010 were $17.6 million and 36.3%, and $50.5 million and 31.7%, respectively, compared to $13.3 million and 24.4%, and 55.0 million and 33.9%, for the three and nine months ended March 31, 2009, respectively. The decrease in our Provision for income taxes and the Effective tax rate for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 was primarily attributable to the release of a valuation allowance on a deferred tax asset relating to tax loss carryforwards, and lower enacted tax rates in certain non-U.S. tax jurisdictions for the nine months ended March 31, 2010.

Contractual Obligations

The Company entered into a data center outsourcing services agreement with ADP before our spin-off from ADP in March 2007 under which ADP provides the Company with data center services consistent with the services provided to the Company immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement expires on June 30, 2012. For the three months ended March 31, 2010 and 2009, the Company recorded $26.2 million and $25.8 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services. For the nine months ended March 31, 2010 and 2009, the Company recorded $78.1 million and $77.1 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services.

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM will provide certain aspects of the Company’s information technology infrastructure that are currently provided under the data center outsourcing services agreement by ADP. Under the IT Services Agreement, IBM will provide a broad range of technology services to the Company including supporting its mainframe, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The Company expects that the migration of its data center processing from ADP to IBM will take approximately 18 to 24 months to complete; which migration will commence in January 2011. The IT Services Agreement has an initial term of ten years, which commences when the Company has completed the migration of its data center processing to IBM from ADP and expires on October 31, 2021. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term.

In addition to the IT Services Agreement, the Company and IBM entered into a business alliance agreement. The alliance agreement provides a structure for IBM and Broadridge to jointly market and sell a complementary suite of services from each party’s portfolio. The alliance will allow Broadridge and IBM to expand their service offerings in the financial services market by providing a comprehensive outsourced solution combining IBM’s technology infrastructure and the Broadridge securities processing application and operations outsourcing solutions into a jointly-offered set of alliance service offerings.

Other Commercial Agreements

The Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million and a revolving credit facility under which Ridge Clearing is the borrower and the Company is the guarantor that expires in August 2010 that has an available capacity of $75.0 million. No amounts were outstanding under these credit facilities at March 31, 2010.

In addition, immediately prior to the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest at the rate of LIBOR plus 250 basis points. There were approximately $0.2 million of outstanding borrowings under these lines of credit at March 31, 2010.

Off-balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at March 31, 2010 or at June 30, 2009. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

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

At March 31, 2010, $200.0 million of our total $324.1 million outstanding Long-term debt is based on floating interest rates. Our term loan facility had $200.0 million outstanding at March 31, 2010. The interest rate is based on LIBOR plus 40 to 90 basis points based on our debt rating at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 50 basis points at March 31, 2010. The weighted-average interest rates were 0.76% and 0.88% during the three and nine months ended March 31, 2010, respectively.

Item 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2010 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 28, 2010, the Company filed a declaratory action in the U.S. District Court for the District of Delaware (the “Delaware District Court”) against Inveshare, Inc. (the “Defendant”) seeking a declaration by the court that Broadridge does not infringe two U.S. patents owned by Defendant that included claims related to the delivery and distribution of an electronic solicitation. The Company’s complaint also alleged that the Defendant’s patents are invalid and/or are unenforceable due to inequitable conduct. On March 22, 2010, the Defendant answered the Company’s complaint and filed a counterclaim against the Company alleging that Broadridge uses a process that infringes one of the patents in the action. In its counterclaim, Defendant is seeking injunctive relief and unspecified damages. This lawsuit is in an early procedural stage and the Company cannot predict with assurance what impact, if any, the outcome of this litigation may have on its financial condition, results of operations, or cash flows.

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

We have revised the following risk factor disclosed in the “Risk Factors” section of our 2009 Annual Report on Form 10-K:

We purchase a significant portion of our data center services, including disaster recovery capabilities, from ADP, and if ADP fails to adequately perform the data center services in the manner necessary to meet our clients’ needs, our business, financial condition, and results of operations may be harmed.

ADP provides us with data center services under a data center outsourcing services agreement that include hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. As a result, we currently purchase a significant portion of our data center services, including disaster recovery capabilities, from ADP. In March 2010, we entered into an information technology services agreement with International Business Machines Corporation (“IBM”) under which IBM will provide us with data center services. We expect the migration to IBM to take approximately 18 to 24 months so ADP will continue to provide us with data center services during the transition to IBM. During the transition to IBM, if ADP fails adequately to perform the data center services in the manner necessary to meet our clients’ needs, our business, financial condition and results of operations may be harmed. If our agreement with ADP is terminated for any reason before we have fully transitioned to IBM, we may not be able to find an alternative data center services provider in a timely manner or on acceptable financial terms. If we need to build our own information technology infrastructure, we may incur substantial costs and could experience temporary business interruptions. As a result, we may not be able to meet the demands of our clients and, in turn, our business, financial condition, and results of operations may be harmed. In addition, there is a risk that we may experience a disruption as a result of the transition from ADP to IBM impacting the services we provide to our clients. Some of these risks are anticipated and covered through service level credits, termination rights, and indemnification clauses in our data center outsourcing services agreement with ADP. Nevertheless, we may not adequately be protected against all possible losses through the terms of the agreement.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our third fiscal quarter ended March 31, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans (2)
January 1, 2010 – January 31, 2010	7,000	$22.73	—	—
February 1, 2010 – February 28, 2010	—	—	—	—
March 1, 2010 – March 31, 2010	481,604	21.76	459,100	3,399,722

Total	488,604	$21.77	459,100	3,399,722

(1)	Includes 7,000 shares purchased from employees in January 2010 and 22,504 shares purchased from employees in March 2010 to pay taxes related to the vesting of restricted shares.

(2)	On August 11, 2009, the Board of Directors authorized a stock repurchase plan for the repurchase of up to 10 million shares of the Company’s common stock to offset share dilution created by the Company’s equity compensation plans. During the fiscal quarter ended March 31, 2010, the Company purchased 459,100 shares of common stock under this plan at an average price per share of $21.78.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1	Offer Letter dated as of March 15, 2010, by and between Broadridge Financial Solutions, Inc. and Timothy Gokey.

10.2	Information Technology Services Agreement dated as of March 31, 2010, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. [1]

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 or Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: May 10, 2010	By:	/S/ DAN SHELDON
Dan Sheldon
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)