Form 10-Q/A
period 2009-12-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2010-06-10
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the second quarter of fiscal year 2010 of Broadridge Financial Solutions, Inc. (“Broadridge”), originally filed by Broadridge on February 4, 2010 (the “Original Filing”). We are filing this Amendment to replace the agreement filed as Exhibit 10.1 to our Original Filing. The replacement of Exhibit 10.1 in this Amendment includes certain portions of the Exhibit that had previously been omitted or redacted pursuant to a request for confidential treatment. This Amendment provides a revised redacted version of Exhibit 10.1. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which have occurred at a date subsequent to the filing of the Original Filing.

PART II. OTHER INFORMATION

Item 6.	EXHIBITS

10.1	Master Services Agreement dated as of November 2, 2009, by and between Penson Worldwide, Inc. and Broadridge Financial Solutions, Inc. *

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: June 9, 2010	By:	/S/ DAN SHELDON
Dan Sheldon
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

5