Form 10-K/A
period 2010-06-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2010-10-27
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Broadridge Financial Solutions, Inc. for the fiscal year ended June 30, 2010, previously filed with the United States Securities and Exchange Commission (the “SEC”) on August 12, 2010 (the “Original Filing”). We are filing this Amendment to replace the Amendment, Assignment and Assumption Agreement (the “Agreement”) that was filed as Exhibit 10.23 to the Original Filing. The replacement of Exhibit 10.23 includes an exhibit to the Agreement that had previously been omitted pursuant to Item 601(b)(2) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The exhibit to the Agreement filed with this Amendment has been redacted pursuant to a request for confidential treatment.

In addition, this Amendment amends the Original Filing to include the following compensation plan documents that were amended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder:

Exhibit 10.26	Amendment Number One to the Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers effective December 31, 2008.

Exhibit 10.27	Amended and Restated Broadridge Financial Solutions, Inc. Supplemental Officers Retirement Plan.

Exhibit 10.28	Amendment Number One to the Change in Control Enhancement Agreement for Richard J. Daly effective December 31, 2008

Exhibit 10.29	Amendment Number One to the Change in Control Enhancement Agreement for John Hogan effective December 31, 2008

Exhibit 10.30	2009 Director Deferred Compensation Plan.

Exhibit 10.31	Broadridge Financial Solutions, Inc. Supplemental Executive Retirement Plan.

In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications as Exhibits.

No modification or update is otherwise made to any other disclosures or Exhibits in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing. As such, this Form 10–K/A should be read in conjunction with the Original Filing made with the SEC on August 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned hereunto duly authorized.

Date: October 27, 2010

BROADRIDGE FINANCIAL SOLUTIONS, INC.

By:	/S/ DAN SHELDON
Name:	Dan Sheldon
Title:	Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)
10.23	Amendment, Assignment and Assumption Agreement, dated as of June 25, 2010, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Penson Worldwide, Inc., Penson Financial Services Ltd., Penson Financial Services Canada Inc., Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Broadridge Financial Solutions (Canada) Inc., and Ridge Clearing & Outsourcing Solutions Limited.(1)(2)

10.26	Amendment Number One to the Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers effective December 31, 2008.

10.27	Amended and Restated Supplemental Officers Retirement Plan.

10.28	Amendment Number One to the Change in Control Enhancement Agreement for Richard J. Daly effective December 31, 2008.

10.29	Amendment Number One to the Change in Control Enhancement Agreement for John Hogan effective December 31, 2008.

10.30	2009 Director Deferred Compensation Plan.

10.31	Broadridge Financial Solutions, Inc. Supplemental Executive Retirement Plan.

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(1)	Certain schedules to the Asset Purchase Agreement filed as Exhibit 2.1, as amended by the Amendment, Assignment and Assumption Agreement filed as Exhibit 10.23, have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted schedules upon request by the SEC.

(2)	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the SEC without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Exchange Act.