Form 10-Q
period 2010-09-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2010-11-04
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 29, 2010 was 125,024,994.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
Revenues	$421.4	$438.2

Cost of revenues	336.6	338.5
Selling, general and administrative expenses	61.5	53.4
Other expenses, net	2.4	3.8

Total expenses	400.5	395.7

Earnings from continuing operations before income taxes	20.9	42.5
Provision for income taxes	7.6	15.9

Net earnings from continuing operations	13.3	26.6
Loss from discontinued operations, net of tax benefit	—	(0.2)

Net earnings	$13.3	$26.4

Basic earnings per share:
Basic earnings per share from continuing operations	$0.11	$0.19
Basic earnings per share from discontinued operations	—	—

Basic earnings per share	$0.11	$0.19

Diluted earnings per share:
Diluted earnings per share from continuing operations	$0.10	$0.19
Diluted earnings per share from discontinued operations	—	—

Diluted earnings per share	$0.10	$0.19

Weighted-average shares outstanding:
Basic	126.5	138.1
Diluted	129.6	140.4
Dividends declared per common share	$0.15	$0.14

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	September 30, 2010	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$180.7	$412.6
Accounts receivable, net of allowance for doubtful accounts of $2.1 and $2.0, respectively	293.7	354.3
Other current assets	110.0	101.7
Assets of discontinued operations	55.9	123.8

Total current assets	640.3	992.4
Property, plant and equipment, net	86.5	87.4
Other non-current assets	162.4	159.0
Goodwill	560.8	509.5
Intangible assets, net	69.3	46.1

Total assets	$1,519.3	$1,794.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70.5	$91.3
Accrued expenses and other current liabilities	160.3	261.2
Deferred revenues	26.0	34.8
Liabilities of discontinued operations	35.5	99.1

Total current liabilities	292.3	486.4
Long-term debt	324.2	324.1
Deferred taxes	46.1	56.2
Other non-current liabilities	75.7	72.8
Deferred revenues	56.4	47.8

Total liabilities	794.7	987.3

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: authorized, 650.0 shares; issued, 146.1 and 145.9 shares, respectively; outstanding, 124.9 and 129.2 shares, respectively	1.5	1.5
Additional paid-in capital	598.2	587.8
Retained earnings	541.4	546.9
Treasury stock—at cost, 21.2 and 16.7 shares, respectively	(421.8)	(327.7)
Accumulated other comprehensive income (loss)	5.3	(1.4)

Total stockholders’ equity	724.6	807.1

Total liabilities and stockholders’ equity	$1,519.3	$1,794.4

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities
Net earnings	$13.3	$26.4
Adjustments to reconcile Net earnings to Net cash flows (used in) provided by operating activities:
Loss from discontinued operations, net of tax	—	0.2
Depreciation and amortization	12.0	9.6
Amortization of other assets	3.6	4.1
Deferred income taxes	(1.1)	(2.8)
Stock-based compensation expense	6.2	5.8
Excess tax benefits from the issuance of stock-based compensation awards	—	(0.1)
Other	1.6	0.7
Changes in operating assets and liabilities:
Current assets and liabilities:
Decrease in Accounts receivable, net	64.5	72.7
Increase in Other current assets	(9.3)	(23.6)
(Decrease) increase in Accounts payable	(21.7)	1.8
Decrease in Accrued expenses and other current liabilities	(83.8)	(77.8)
(Decrease) increase in Deferred revenues	(12.0)	12.1
Non-current assets and liabilities:
Increase in Other non-current assets	(9.2)	(2.1)
Increase in Other non-current liabilities	11.4	2.9

Net cash flows (used in) provided by operating activities of continuing operations	(24.5)	29.9

Cash Flows From Investing Activities
Capital expenditures	(6.3)	(3.6)
Purchases of intangibles	(0.8)	(0.1)
Acquisitions, net of cash acquired	(77.4)	—

Net cash flows used in investing activities of continuing operations	(84.5)	(3.7)

Cash Flows From Financing Activities
Dividends paid	(18.8)	(9.8)
Proceeds from exercise of stock options	4.0	14.1
Purchases of common stock	(115.3)	(71.9)
Other financing transactions	(0.1)	—
Excess tax benefits from the issuance of stock-based compensation awards	—	0.1

Net cash flows used in financing activities of continuing operations	(130.2)	(67.5)

Cash flows from discontinued operations:
Cash flows provided by (used in) operating activities	11.5	(31.9)
Cash flows (used in) provided by financing activities	(7.2)	22.2

Net cash provided by (used in) discontinued operations	4.3	(9.7)

Effect of exchange rate changes on Cash and cash equivalents	3.0	1.6

Net change in Cash and cash equivalents	(231.9)	(49.4)
Cash and cash equivalents, beginning of period	412.6	173.4
Cash and cash equivalents of discontinued operations, beginning of period	—	107.5

Cash and cash equivalents, end of period	180.7	231.5
Less Cash and cash equivalents from discontinued operations, end of period	—	92.6

Cash and cash equivalents of continuing operations, end of period	$180.7	$138.9

Supplemental disclosure of cash flow information:
Cash payments made for interest	$0.5	$0.6
Cash payments made for income taxes	$14.3	$32.8
Non-cash investing and financing activities:
Property, plant and equipment	$1.2	$—

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Tabular dollars in millions, except per share amounts)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge®” or the “Company”), a Delaware corporation, is a leading global provider of investor communication solutions, and securities processing and operations outsourcing solutions to the financial services industry. The Company classifies its continuing operations into the following two reportable segments:

•

Investor Communication Solutions— A large portion of Broadridge’s Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge®, its innovative electronic proxy delivery and voting solution for institutional investors, helps ensure the participation of the largest stockholders of many companies. Broadridge also provides the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help its clients meet their regulatory compliance needs. In addition, Broadridge provides financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance its clients’ communications with investors. All of these communications are delivered in paper or electronic form. In fiscal year 2009, Broadridge introduced several new investor communication solutions. They are The Investor Network, Shareholder Forum and Virtual Shareholder Meeting solutions, and our data aggregation and data management solutions. In fiscal year 2010, Broadridge entered the transfer agency business through its acquisition of StockTrans, Inc., a leading provider of registrar, stock transfer and record-keeping services. In August 2010, Broadridge acquired NewRiver, Inc., a leader in mutual fund electronic investor disclosure solutions.

•

Securities Processing Solutions— Broadridge offers a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, and accounting. Broadridge’s services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With multi-currency capabilities, its Global Processing Solution supports real-time global trading of equity, option, mutual fund and fixed income securities in established and emerging markets. In addition, its operations outsourcing solutions allow broker-dealers to outsource certain administrative functions relating to clearing and settlement, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their business.

B. Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”). These financial statements present the condensed consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “2010 Annual Report”) filed on August 12, 2010 with the Securities and Exchange Commission (the “SEC”). These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2010 and June 30, 2010, the results of its operations for the three months ended September 30, 2010 and 2009 and its cash flows for the three months ended September 30, 2010 and 2009.

C. Cash and Cash Equivalents. Investment securities with a maturity of 90 days or less at the time of purchase are considered cash equivalents. Cash and cash equivalents also include cash of $6.9 million and $7.6 million as of September 30, 2010 and June 30, 2010, respectively, held on behalf of clients of our transfer agency services. A corresponding liability is also included as a current liability in Accrued expenses and other current liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Tabular dollars in millions, except per share amounts)

(Unaudited)

E. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after September 30, 2010, through the date of issuance of the financial statements. During this period, the Company did not have any material subsequent events.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force,” an amendment of ASC No. 605-25, “Revenue Recognition” (formerly EITF Issue No. 08-01, “Revenue Arrangements with Multiple Deliverables”). This standard provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The ASU introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. It is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. ASU No. 2009-13 became effective for the Company in the first fiscal quarter of fiscal year 2011 and did not have an impact on the Company’s results of operations, cash flows or financial condition.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented.

Diluted EPS reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and shares of restricted stock units have vested.

For the three months ended September 30, 2010 and 2009, the computation of diluted EPS did not include 4.8 million and 8.1 million options to purchase Broadridge common stock, respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months Ended September 30,
	2010	2009
	(in millions)
Weighted-average shares outstanding:
Basic	126.5	138.1
Common stock equivalents	3.1	2.3

Diluted	129.6	140.4

NOTE 4. OTHER EXPENSES, NET

Other (income) expenses, net consisted of the following:

	Three Months Ended September 30,
	2010	2009
	($ in millions)
Interest expense on borrowings	$2.4	$2.6
Interest income	(0.4)	—
Foreign currency exchange loss	0.3	1.0
Other, net	0.1	0.2

Other expenses, net	$2.4	$3.8

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

In August 2010, the Company acquired one business in the Investor Communication Solutions segment, NewRiver, Inc., a leader in mutual fund electronic investor disclosure solutions. The purchase price was $77.4 million, net of cash acquired. This acquisition resulted in $43.7 million of goodwill. Intangible assets acquired, which totaled $27.3 million, consist primarily of customer relationships and acquired software technology, which are being amortized over an eight-year life and seven-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

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

The following table sets forth the Company’s financial assets and liabilities at September 30, 2010 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets
Cash and cash equivalents:
Money market funds	$107.0	$—	$—	$107.0
Other current assets:
Available-for-sale equity securities	—	1.5	—	1.5
Other non-current assets:
Available-for-sale equity securities	—	10.9	—	10.9

Total	$107.0	$12.4	$—	$119.4

A note receivable of $20.6 million from Penson Worldwide, Inc. (“PWI”) was included as a financial asset measured at fair value on a recurring basis as of June 30, 2010; however, this financial asset is not being measured at fair value on a recurring basis. Therefore, this note receivable has been removed from the table during the fiscal quarter ended September 30, 2010.

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Tabular dollars in millions, except per share amounts)

(Unaudited)

The following table sets forth the Company’s financial assets and liabilities at June 30, 2010 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

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

The results of the securities clearing business are included in Loss from discontinued operations, net of taxes, for all periods presented. The net assets associated with the securities clearing business, totaling $20.4 million and $24.7 million, have been reclassified to Assets of discontinued operations and Liabilities of discontinued operations as of September 30, 2010 and June 30, 2010, respectively.

For a period of time, the Company will continue to generate cash flows and to report income statement activity in Loss from discontinued operations, net of taxes, associated with the securities clearing business. The activities that give rise to these cash flows and income statement activities are transitional in nature.

The following summarized financial information related to the securities clearing business has been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended September 30,
	2010	2009
	($ in millions)
Revenues	$0.6	$19.7

Loss from discontinued operations, before net loss on disposal	$—	$(0.2)
Income tax benefit	—	—

Net loss from discontinued operations, before loss on disposal	—	(0.2)
Net loss on disposal of assets of discontinued operations	—	—

Loss from discontinued operations, net of tax benefit	$—	$(0.2)

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Tabular dollars in millions, except per share amounts)

(Unaudited)

The following assets and liabilities have been segregated and classified as Assets of discontinued operations and Liabilities of discontinued operations, as appropriate, in the Condensed Consolidated Balance Sheets as of September 30, 2010 and June 30, 2010, respectively. These assets and liabilities related to the securities clearing business described above, net to $20.4 million and $24.7 million at September 30, 2010 and June 30, 2010, respectively. The amounts presented below were adjusted to exclude intercompany receivables and payables between the business held for sale and the Company, which were excluded from the disposition.

	September 30, 2010	June 30, 2010
	($ in millions)
Assets
Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	$24.3	$67.0
Securities clearing receivables	30.3	52.5
Other assets	1.3	4.3

Total assets of discontinued operations	55.9	123.8

Liabilities
Accrued expenses and other current liabilities	6.7	21.7
Securities clearing payables	28.8	77.4

Total liabilities of discontinued operations	35.5	99.1

Net assets of discontinued operations	$20.4	$24.7

Securities clearing receivables/payables and segregated cash are in the process of being converted to cash since the close of the transaction. Upon final conversion, any excess cash will remain with the Company.

Regulatory Requirements

As a registered broker-dealer and member of the New York Stock Exchange (“NYSE”) and the Financial Industry Regulatory Authority (“FINRA”), Ridge is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”). Ridge computes its net capital under the alternative method permitted by Rule 15c3-1, which requires Ridge to maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The NYSE and FINRA may require a member firm to reduce its business if its net capital is less than 4% of aggregate debit items, or may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit items. At September 30, 2010, Ridge had net capital of $41.5 million, which was approximately 196.0% of aggregate debit items and exceeded the minimum requirements by $41.1 million.

NOTE 8. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	September 30, 2010	June 30, 2010
	($ in millions)

Deferred client conversion and start-up costs	$108.6	$106.6
Note receivable	20.6	20.6
Long-term investments	14.0	15.4
Long-term broker fees	9.4	9.8
Other	9.8	6.6

Total	$162.4	$159.0

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Tabular dollars in millions, except per share amounts)

(Unaudited)

NOTE 9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2010	June 30, 2010
	($ in millions)

Employee compensation and benefits	$63.5	$101.9
Accrued broker fees	25.9	56.3
Accrued dividend payable	18.7	18.6
Accrued income taxes and other	52.2	84.4

Total	$160.3	$261.2

NOTE 10. BORROWINGS

The Company’s outstanding borrowings consisted of the following:

	Expiration Date	September 30, 2010	June 30, 2010
		($ in millions)
Long-term debt
Term loan facility	March 2012	$200.0	$200.0
Senior notes	June 2017	124.2	124.1

		$324.2	$324.1

In addition, the Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million. No amount was outstanding under this credit facility at September 30, 2010.

At September 30, 2010 and June 30, 2010, the Company was not aware of any instances of non-compliance with the financial covenants of its borrowings’ obligations.

The fair value of the fixed-rate senior notes at September 30, 2010 was $132.6 million based on quoted market prices. The carrying value of the variable-rate term loan facility approximates fair value. Amounts are due on the expiration dates listed above.

NOTE 11. STOCK-BASED COMPENSATION

The activity related to the Company’s incentive equity awards for the three months ended September 30, 2010 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options (d)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2010	17,369,212	$19.33	1,884,170	$16.52	670,859	$16.45
Granted	—	—	8,548	18.59	—	—
Exercise of stock options (a)	(231,384)	17.90	—	—	—	—
Vesting of restricted stock units	—	—	(2,713)	16.93	—	—
Expired/forfeited	(14,693)	18.54	(19,390)	23.16	—	—

Balances at September 30, 2010 (b)(c)	17,123,135	$19.35	1,870,615	$16.46	670,859	$16.45

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Tabular dollars in millions, except per share amounts)

(Unaudited)

(a)	Stock options exercised during the period of July 1, 2010 through September 30, 2010 had an intrinsic value of $0.8 million.
(b)	As of September 30, 2010, the Company’s outstanding “in the money” stock options using the September 30, 2010 closing share price of $22.87 (approximately 15.1 million shares) had an aggregate intrinsic value of $63.6 million.
(c)	As of September 30, 2010, the Company’s outstanding stock options included 1,286,409 options with an exercise price of $24.39 per share that expired on October 15, 2010.
(d)	Options outstanding as of September 30, 2010 have a weighted-average remaining contractual life of 3.8 years and 13.5 million options are exercisable.

The Company has stock-based compensation plans under which we annually grant stock option and restricted stock unit awards. Exercise prices on options granted have been and continue to be set equal to the market price of the underlying shares on the date of the grant (except the special stock option grants, some of which have a premium exercise price), with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $6.2 million and $5.8 million, respectively, as well as related tax benefits of $2.4 million and $2.1 million, respectively, were recognized in Earnings from continuing operations for the three months ended September 30, 2010 and 2009, respectively.

Stock-based compensation expense of $0.2 million and related tax benefits of $0.1 million, were recognized in Earnings from discontinued operations for the three months ended September 30, 2009.

As of September 30, 2010, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $8.3 million and $18.4 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.6 years and 1.3 years, respectively.

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

NOTE 12. INCOME TAXES

The Company’s effective tax rates from continuing operations for the fiscal quarter ended September 30, 2010 and 2009 were 36.4% and 37.4%, respectively. The decrease in our effective tax rate is primarily attributable to an increase in favorable geographic mix of income in certain non-U.S. tax jurisdictions with lower enacted tax rates.

NOTE 13. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company entered into a data center outsourcing services agreement with ADP before our spin-off from ADP in March 2007 under which ADP provides the Company with data center services consistent with the services provided to the Company immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the three months ended September 30, 2010 and 2009, the Company recorded $27.2 million and $25.9 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services.

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM will provide certain aspects of the Company’s information technology infrastructure that are currently provided under a data center outsourcing services agreement with ADP. Under the IT Services Agreement, IBM will provide a broad range of technology services to the Company including supporting its mainframe, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The Company expects that the migration of its data center processing from ADP to IBM will be completed by June 2012. The IT Services Agreement has an initial term of 11 years and seven months, expiring on October 31, 2021. The Company has the right to renew the initial term of the IT Services Agreement for up to one

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Tabular dollars in millions, except per share amounts)

(Unaudited)

additional 12-month term. Commitments under this agreement are $561.5 million through fiscal year 2022, the final year of the contract. For the three months ended September 30, 2010, the Company did not record any expenses in the Condensed Consolidated Statements of Earnings related to these services.

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

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of September 30, 2010 and 2009. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

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

NOTE 14. COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three Months Ended September 30,
	2010	2009
	($ in millions)
Net earnings	$13.3	$26.4
Foreign currency translation adjustments	8.2	(3.9)
Net unrealized losses on available-for-sale securities, net of taxes of $0.9 and zero at September 30, 2010 and 2009, respectively	(1.5)	—

Comprehensive income	$20.0	$22.5

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Tabular dollars in millions, except per share amounts)

(Unaudited)

NOTE 15. INTERIM FINANCIAL DATA BY SEGMENT

The Company classifies its operations into the following two reportable segments: Investor Communication Solutions and Securities Processing Solutions.

The primary components of “Other” are the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign currency exchange is a reconciling item between the actual foreign currency exchange rates and fiscal year 2011 budgeted foreign currency exchange rates.

Certain corporate expenses, as well as certain centrally managed expenses, are allocated based upon budgeted amounts. Because the Company compensates the management of its various businesses on, among other factors, segment earnings, the Company records certain segment-related expense items of an unusual or non-recurring nature in Other rather than reflect such items in segment profit.

Segment results:

	Revenues
	Three Months Ended September 30,
	2010	2009
	($ in millions)
Investor Communication Solutions	$279.5	$309.9
Securities Processing Solutions	141.7	130.1
Other	—	0.1
Foreign currency exchange	0.2	(1.9)

Total	$421.4	$438.2

	Earnings (Loss) from Continuing Operations before Income Taxes
	Three Months Ended September 30,
	2010	2009
	($ in millions)
Investor Communication Solutions	$6.4	$23.4
Securities Processing Solutions	20.9	25.6
Other	(8.0)	(6.6)
Foreign currency exchange	1.6	0.1

Total	$20.9	$42.5

* * * * * * *

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements (the “Financial Statements”) and accompanying Notes thereto included elsewhere herein.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. These risks and uncertainties include those risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “2010 Annual Report”). Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this Quarterly Report on Form 10-Q and our 2010 Annual Report. These risks include:

•	the success of Broadridge Financial Solutions, Inc. (“Broadridge®” or the “Company”) in retaining and selling additional services to its existing clients and in obtaining new clients;

•	the pricing of Broadridge’s products and services;

•	changes in laws and regulations affecting the investor communication services provided by Broadridge;

•	declines in participation and activity in the securities markets;

•	overall market and economic conditions and their impact on the securities markets;

•	any material breach of Broadridge security affecting its clients’ customer information;

•	the failure of our outsourced data center services provider to provide the anticipated levels of service

•	any significant slowdown or failure of Broadridge’s systems or error in the performance of Broadridge’s services;

•	Broadridge’s failure to keep pace with changes in technology and demands of its clients;

•	the ability to attract and retain key personnel;

•	the impact of new acquisitions and divestitures; and

•	competitive conditions.

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

We deliver a broad range of solutions that help our clients better serve their retail and institutional customers across the entire investment lifecycle, including pre-trade, trade, and post-trade processing. Our securities processing systems enable our clients to process securities transactions in more than 50 countries. In fiscal year 2010, we: (i) distributed over one billion investor communications, including proxy materials, investor account statements, trade confirmations, tax statements and prospectuses; and (ii) on average processed over 1.5 million equity trades and over $3.5 trillion in fixed income trades per day of United States (“U.S.”) and Canadian securities. Our operations are classified into two business segments:

Investor Communication Solutions

A large portion of our Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge, our innovative electronic proxy delivery and voting solution for institutional investors, helps ensure the participation of the largest stockholders of many companies. We also provide the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help our clients meet their regulatory compliance needs. In addition, we provide financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance our clients’ communications with investors. All of these communications are delivered in paper or electronic form. In fiscal year 2009, Broadridge introduced several new investor communication solutions. They are The Investor Network, Shareholder Forum and Virtual Shareholder Meeting solutions, and our data aggregation and data management solutions. In fiscal year 2010, Broadridge entered the transfer agency business through its acquisition of StockTrans, Inc., a leading provider of registrar, stock transfer and record-keeping services. In August 2010, Broadridge acquired NewRiver, Inc., a leader in mutual fund electronic investor disclosure solutions.

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

Basis of Presentation

The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. These Financial Statements present the consolidated position of the Company. These Financial Statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Financial Statements should be read in conjunction with the Company’s financial statements for the fiscal year ended June 30, 2010 in the Company’s 2010 Annual Report filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2010.

As a result of Broadridge’s sale of substantially all of the contracts of the securities clearing clients of Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) to Penson Financial Services, Inc. (“PFSI”), a wholly owned subsidiary of Penson Worldwide,

Inc. (“PWI,” referred to herein together with PFSI as “Penson”), the Company has two reportable operating business segments: Investor Communication Solutions and Securities Processing Solutions. The securities clearing business is reflected in discontinued operations and the operations outsourcing solutions business retained by Broadridge is now reported as part of the Securities Processing Solutions business segment. This change is reflected in all prior periods presented in this report on Form 10-Q.

Critical Accounting Policies

In presenting the Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Management continually evaluates the accounting policies and estimates used to prepare the Financial Statements. The estimates, by their nature, are based on judgment, available information, and historical experience and are believed to be reasonable. However, actual amounts and results could differ from these estimates made by management. In management’s opinion, the Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in the “Critical Accounting Policies” section of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report.

Results of Continuing Operations

The following discussions of Analysis of Condensed Consolidated Continuing Operations and Analysis of Reportable Segments refer to the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The following discussions of the Company’s results of continuing operations exclude the results related to the securities clearing business. This business is segregated from continuing operations and included in discontinued operations for all periods presented. The Analysis of Condensed Consolidated Continuing Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Condensed Consolidated Statements of Earnings.

Analysis of Condensed Consolidated Continuing Operations

	Three Months Ended September 30,
			Change
	2010	2009	$	%
	($ in millions)
Revenues	$421.4	$438.2	$(16.8)	(4)

Cost of revenues	336.6	338.5	(1.9)	(1)
Selling, general and administrative expenses	61.5	53.4	8.1	15
Other expenses, net	2.4	3.8	(1.4)	(37)

Total expenses	400.5	395.7	4.8	1

Earnings from continuing operations before income taxes	20.9	42.5	(21.6)	(51)
Margin	5.0%	9.7%		(4.7	) pts

Provision for income taxes	7.6	15.9	8.3	(52)
Effective tax rate	36.4%	37.4%		(1.0	) pt

Net earnings from continuing operations	$13.3	$26.6	$(13.3)	(50)

Basic Earnings per share from continuing operations	$0.11	$0.19	$(0.08)	(42)
Diluted Earnings per share from continuing operations	$0.10	$0.19	$(0.09)	(47)

*	Not Meaningful

Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009

Revenues. Revenues for the three months ended September 30, 2010 were $421.4 million, a decrease of $16.8 million or 4%, compared to $438.2 million for the three months ended September 30, 2009. The 4% decrease was driven by higher fee revenue of $3.1 million, offset by lower distribution revenue of $19.9 million. The increase in fee revenue of $3.1 million consisted of a positive contribution from recurring revenues of $20.7 million reflecting gains from acquisitions and the Penson transaction, sales less losses (referred to as “Net New Business”), and the favorable impact of foreign currency exchange rates of $2.1 million, all of which was mostly offset by lower event-driven fee revenue of $19.7 million mainly from mutual fund proxy activity of $14.6 million. Total distribution revenues declined by $19.9 million primarily due to event-driven activity of $10.3 million, with the remaining decline driven by business mix.

Total Expenses. Total expenses for the three months ended September 30, 2010 were $400.5 million, an increase of $4.8 million, or 1%, compared to $395.7 million for the three months ended September 30, 2009. The increase reflects an $8.1 million, or 15% increase in Selling, general and administrative expenses, partially offset by a decline in Cost of revenues of $1.9 million, or 1%, and a $1.4 million decrease in Other expenses, net.

Cost of revenues for the three months ended September 30, 2010 were $336.6 million, a decrease of $1.9 million, or 1%, compared to $338.5 million for the three months ended September 30, 2009. The decrease reflects lower distribution costs related to lower distribution revenues, mostly offset by the integration of the MSSB business and acquisitions. Distribution cost of revenues for the three months ended September 30, 2010 were $116.9 million, a decrease of $19.1 million, or 14%, compared to $136.0 million for the three months ended September 30, 2009. Distribution cost of revenues consist primarily of postage related expenses. Fluctuations in foreign currency exchange rates increased Cost of revenues by $0.8 million.

Selling, general and administrative expenses for the three months ended June 30, 2010 were $61.5 million, an increase of $8.1 million, or 15%, compared to $53.4 million for the three months ended September 30, 2009. The 15% increase is primarily due to increased costs related to acquisitions of $4.4 million and strategic initiatives and investments.

Other expenses, net for the three months ended September 30, 2010 were $2.4 million, a decrease of $1.4 million, compared to $3.8 million for the three months ended September 30, 2009. The decrease reflects a lower foreign currency exchange loss of $0.7 million and lower interest expense on our Long-term debt due to the decline in the weighted-average interest rate on our five-year term loan facility.

Earnings from Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes for the three months ended September 30, 2010 were $20.9 million, a decrease of $21.6 million, or 51%, compared to $42.5 million for the three months ended September 30, 2009. The decrease is mainly due to the decline in event-driven fee revenues, coupled with the previously discussed dilutive impact of the strategic initiatives and acquisitions. Overall margin decreased from 9.7% to 5.0% for the three months ended September 30, 2009 compared to the three months ended September 30, 2010, respectively.

Provision for Income Taxes. Our Provision for income taxes and Effective tax rates for the three months ended September 30, 2010 were $7.6 million and 36.4%, respectively, compared to $15.9 million and 37.4%, for the three months ended September 30, 2009, respectively. The decreases in our Provision for income taxes and the Effective tax rates for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 were primarily attributable to an increase in favorable geographic mix of income in certain non-U.S. tax jurisdictions with lower enacted tax rates.

Net Earnings from Continuing Operations and Basic and Diluted Earnings per Share from Continuing Operations. Net earnings from continuing operations for the three months ended September 30, 2010 were $13.3 million, a decrease of $13.3 million, or 50%, compared to $26.6 million for the three months ended September 30, 2009. The decrease in Net earnings from continuing operations reflects lower Earnings from continuing operations before income taxes, partially offset by a lower Effective tax rate and lower Weighted-Average shares outstanding.

Basic and diluted earnings per share from continuing operations for the three months ended September 30, 2010 were $0.11, a decrease of $0.08, or 42%, and $0.10, a decrease of $0.09, or 47%, respectively, compared to $0.19 and $0.19 for the three months ended September 30, 2009, respectively.

Analysis of Reportable Segments

The Company classifies its operations into the following two reportable segments: Investor Communication Solutions and Securities Processing Solutions.

The primary components of “Other” are the elimination of intersegment revenues and profits and certain unallocated expenses. Foreign currency exchange is a reconciling item between the actual foreign currency exchange rates and the fiscal year 2011 budgeted foreign currency exchange rates.

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

Revenues

	Three Months Ended September 30,
			Change
	2010	2009	$	%
	($ in millions)
Investor Communication Solutions	$279.5	$309.9	$(30.4)	(10)
Securities Processing Solutions	141.7	130.1	11.6	9
Other	—	0.1	(0.1)	NM	*
Foreign currency exchange	0.2	(1.9)	2.1	NM	*

Total	$421.4	$438.2	$(16.8)	(4)

*	Not Meaningful

Earnings (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended September 30,
			Change
	2010	2009	$	%
	($ in millions)
Investor Communication Solutions	$6.4	$23.4	$(17.0)	(73)
Securities Processing Solutions	20.9	25.6	(4.7)	(18)
Other	(8.0)	(6.6)	(1.4)	(21)
Foreign currency exchange	1.6	0.1	1.5	NM *

Total	$20.9	$42.5	$(21.6)	(51)

*	Not Meaningful

Investor Communication Solutions

Revenues. Investor Communication Solutions segment’s Revenues for the three months ended September 30, 2010 were $279.5 million, a decrease of $30.4 million, or 10%, compared to $309.9 million for the three months ended September 30, 2009. The 10% decrease was primarily driven by lower event-driven mutual fund proxy revenues and related distribution revenues. These declines were partially offset by a positive contribution from recurring revenues from Net New Business in transaction reporting mainly as a result of the MSSB transaction and revenue gains from acquisitions. Distribution revenues for the three months ended September 30, 2010 were $132.4 million, a decrease of $19.9 million, or 13%, compared to $152.3 million for the three months ended September 30, 2009. Position growth, a key measure in the number of pieces processed, was unchanged for annual equity proxy and a positive 11% for mutual fund interim communications. Equity proxy position growth in the first quarter historically has not been an accurate measure of the full year trend due to the seasonality of the business. The number of pieces processed decreased 8% from 240.8 million pieces to 222.6 million pieces driven primarily by the decline in event-driven mutual fund proxy activity.

Earnings from Continuing Operations before Income Taxes. Earnings from Continuing Operations before income taxes for the three months ended September 30, 2010 were $6.4 million, a decrease of $17.0 million, compared to $23.4 million for the three months ended September 30, 2009. Margin decreased by 5.3 percentage points to 2.3% as a result of the decline in event-driven fee revenues, coupled with costs related to strategic initiatives including MSSB and increased investment spend on acquisitions.

Securities Processing Solutions

Revenues. Securities Processing Solutions segment’s Revenues for the three months ended September 30, 2010 were $141.7 million, an increase of $11.6 million, or 9%, compared to $130.1 million for the three months ended September 30, 2009. Excluding the Penson transaction and the City Networks, Ltd acquisition, Revenues were essentially unchanged for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Revenue from Net New Business and internal growth were offset by the carryover impact of prior fiscal year’s client losses and concessions. Internal growth was driven by non-trade revenues and higher fixed income trade volumes, offset by lower equity trade volumes.

Earnings from Continuing Operations before Income Taxes. Earnings from Continuing Operations before income taxes for the three months ended September 30, 2010 were $20.9 million, a decrease of $4.7 million, or 18%, compared to $25.6 million for the three months ended September 30, 2009. Margin decreased by 5.0 percentage points to 14.7% for the three months ended September 30, 2010. Excluding the Penson transaction and the City Networks, Ltd acquisition, Earnings from continuing operations and margin were essentially unchanged for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Other

Revenues. Other segment Revenues for the three months ended September 30, 2010 were essentially unchanged compared to the three months ended September 30, 2009.

Loss from Continuing Operations before Income Taxes. Loss from Continuing Operations before income taxes was $8.0 million for the three months ended September 30, 2010, an increase of $1.4 million, compared to a $6.6 million loss from continuing operations before income taxes for the three months ended September 30, 2009. The increased loss was primarily due to increased costs related to strategic initiatives and investments.

Financial Condition, Liquidity and Capital Resources

At September 30, 2010, Cash and cash equivalents were $180.7 million and Total stockholders’ equity was $724.6 million. At September 30, 2010, working capital was $348.0 million, compared to $506.0 million at June 30, 2010.

At September 30, 2010, the Company had $324.2 million outstanding Long-term debt, consisting of a $200.0 million five-year term loan facility and unsecured senior notes of $124.2 million principal amount. The senior notes are unsecured obligations of Broadridge and rank equally in right of payment with other unsecured and unsubordinated obligations of Broadridge. Interest is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%.

Borrowings under the term loan facility bear interest at LIBOR plus 40 to 90 basis points based on debt ratings at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 40 basis points as of September 30, 2010. The weighted-average interest rate on the five-year term loan facility was 0.94% during the three months ended September 30, 2010.

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

Cash Flows

Net cash flows used in operating activities from continuing operations were $24.5 million for the three months ended September 30, 2010 compared to $29.9 million net cash flows provided by operating activities during the three months ended September 30, 2009. The increase in cash used is primarily due to a reduction in working capital as the decrease in accounts receivable was more than offset by the payment of liabilities accrued for at fiscal year end.

Net cash flows used in investing activities for the three months ended September 30, 2010 were $84.5 million, an increase of $80.8 million compared to $3.7 million net cash flows used in investing activities for the three months ended September 30, 2009. The increase reflects higher spending of $77.4 million on acquisitions during the three months ended September 30, 2010, compared to the three months ended September 30, 2009, and higher capital expenditures of $2.7 million.

Net cash flows used in financing activities for the three months ended September 30, 2010 were $130.2 million, an increase of $62.7 million compared to $67.5 million net cash flows used in financing activities for the three months ended September 30, 2009. The increased use of cash in the three months ended September 30, 2010 reflects an increase in the purchases of common stock of $43.4 million, a decrease in proceeds from the exercise of stock options of $10.1 million in the current period and an increase in dividends paid of $9.0 million in the current period.

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

Income Taxes

The Company’s effective tax rates for the fiscal quarters ended September 30, 2010 and 2009 were 36.4% and 37.4%, respectively. The decrease in our effective tax rate is primarily attributable to an increase in favorable geographic mix of income in certain non-U.S. tax jurisdictions with lower enacted tax rates.

Contractual Obligations

The Company entered into a data center outsourcing services agreement with ADP before our spin-off from ADP in March 2007 under which ADP provides the Company with data center services consistent with the services provided to the Company immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the three months ended September 30, 2010 and 2009, the

Company recorded $27.2 million and $25.9 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services.

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM will provide certain aspects of the Company’s information technology infrastructure that are currently provided under a data center outsourcing services agreement with ADP. Under the IT Services Agreement, IBM will provide a broad range of technology services to the Company including supporting its mainframe, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The Company expects that the migration of its data center processing from ADP to IBM will be completed by June 2012. The IT Services Agreement has an initial term of 11 years and seven months, expiring on October 31, 2021. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments under this agreement are $561.5 million through fiscal year 2022, the final year of the contract. For the three months ended September 30, 2010, the Company did not record any expenses in the Condensed Consolidated Statements of Earnings related to these services.

Other Commercial Agreements

The Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million. No amounts were outstanding under this credit facility at September 30, 2010.

In addition, immediately prior to the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest at LIBOR plus 250 basis points. There were no outstanding borrowings under these lines of credit at September 30, 2010.

Off-balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at September 30, 2010 or at June 30, 2010. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

Recently-issued Accounting Pronouncements

Please refer to Note 2. “New Accounting Pronouncements” to our Financial Statements under Item 1. of Part I of this Quarterly Report on Form 10-Q for a discussion on the impact of new accounting pronouncements.

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

At September 30, 2010, $200.0 million of our total $324.2 million outstanding Long-term debt is based on floating interest rates. Our term loan facility had $200.0 million outstanding at September 30, 2010. The interest rate is based on LIBOR plus 40 to 90 basis points based on our debt rating at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 40 basis points as of September 30, 2010. The weighted-average interest rate was 0.94% during the three months ended September 30, 2010.

Item 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2010 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A. to Part I in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed on August 12, 2010. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2010 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our first fiscal quarter ended September 30, 2010:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans (2)
July 1, 2010 – July 31, 2010	2,536,600		$19.85		2,536,600	3,774,922
August 1, 2010 – August 31, 2010	192,027		21.31		192,027	13,582,895
September 1, 2010 – September 30, 2010	1,768,748	(1)	22.39	(1)	1,767,973	11,814,922

Total	4,497,375		$20.91		4,496,600	11,814,922

(1)	Includes 775 shares purchased from employees to pay taxes related to the vesting of restricted shares.
(2)	On June 7, 2010, the Board of Directors authorized a stock repurchase plan for the repurchase of up to 10 million shares of the Company’s common stock to offset share dilution created by the Company’s equity compensation plans. During the fiscal quarter ended September 30, 2010, the Company purchased approximately 4.5 million shares of common stock under this plan at an average price per share of $20.91.

On August 12, 2010, the Board of Directors authorized a stock repurchase plan for the repurchase of up to 10 million shares of the Company’s common stock.

There are approximately 11.8 million shares remaining for repurchase under these stock repurchase plans at September 30, 2010.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Amendment No. 1, dated as of September 13, 2010, to the Offer Letter by and between Broadridge Financial Solutions, Inc. and Timothy Gokey, dated as of March 15, 2010.

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2010 and 2009, (ii) condensed consolidated balance sheets as of September 30, 2010 and June 30, 2010, (iii) condensed consolidated statements of cash flows for the three months ended September 30, 2010 and 2009, and (iv) the notes to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: November 4, 2010	By:	/S/ DAN SHELDON
Dan Sheldon
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
Exhibit Number	Description of Exhibit

10.1	Amendment No. 1, dated as of September 13, 2010, to the Offer Letter by and between Broadridge Financial Solutions, Inc. and Timothy Gokey, dated as of March 15, 2010.

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2010 and 2009, (ii) condensed consolidated balance sheets as of September 30, 2010 and June 30, 2010, (iii) condensed consolidated statements of cash flows for the three months ended September 30, 2010 and 2009, and (iv) the notes to the condensed consolidated financial statements.