Form 10-Q
period 2010-12-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2011-02-08
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of January 31, 2011 was 125,305,862.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Revenues	$442.3	$529.7	$863.7	$967.9

Cost of revenues	356.6	399.7	693.2	738.2
Selling, general and administrative expenses	66.9	58.4	128.4	111.8
Other expenses, net	2.3	3.1	4.7	6.9

Total expenses	425.8	461.2	826.3	856.9

Earnings from continuing operations before income taxes	16.5	68.5	37.4	111.0
Provision for income taxes	5.9	17.0	13.5	32.9

Net earnings from continuing operations	10.6	51.5	23.9	78.1
Loss from discontinued operations, net of tax benefit	(0.2)	(17.9)	(0.2)	(18.1)

Net earnings	$10.4	$33.6	$23.7	$60.0

Earnings per share:
Basic earnings per share from continuing operations	$0.08	$0.38	$0.19	$0.57
Basic loss per share from discontinued operations	—	(0.13)	—	(0.13)

Basic earnings per share	$0.08	$0.25	$0.19	$0.44

Diluted earnings per share from continuing operations	$0.08	$0.37	$0.18	$0.56
Diluted loss per share from discontinued operations	—	(0.13)	—	(0.13)

Diluted earnings per share	$0.08	$0.24	$0.18	$0.43

Weighted-average shares outstanding:
Basic	125.0	135.7	125.8	136.9
Diluted	128.5	139.5	129.0	140.0
Dividends declared per common share	$0.15	$0.14	$0.30	$0.28

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	December 31, 2010	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$187.8	$412.6
Accounts receivable, net of allowance for doubtful accounts of $1.8 and $2.0, respectively	291.3	354.3
Other current assets	93.4	101.7
Assets of discontinued operations	35.5	123.8

Total current assets	608.0	992.4
Property, plant and equipment, net	84.6	87.4
Other non-current assets	169.6	159.0
Goodwill	578.8	509.5
Intangible assets, net	74.0	46.1

Total assets	$1,515.0	$1,794.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$76.5	$91.3
Accrued expenses and other current liabilities	170.4	261.2
Deferred revenues	24.4	34.8
Liabilities of discontinued operations	16.3	99.1

Total current liabilities	287.6	486.4
Long-term debt	324.2	324.1
Deferred taxes	44.6	56.2
Other non-current liabilities	75.3	72.8
Deferred revenues	54.6	47.8

Total liabilities	786.3	987.3

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 146.3 shares and 145.9 shares, respectively; outstanding, 124.9 shares and 129.2 shares, respectively	1.5	1.5
Additional paid-in capital	611.0	587.8
Retained earnings	533.2	546.9
Treasury stock—at cost, 21.4 shares and 16.7 shares, respectively	(427.2)	(327.7)
Accumulated other comprehensive income (loss)	10.2	(1.4)

Total stockholders’ equity	728.7	807.1

Total liabilities and stockholders’ equity	$1,515.0	$1,794.4

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended December 31,
	2010	2009
Cash Flows From Operating Activities
Net earnings	$23.7	$60.0
Adjustments to reconcile Net earnings to net cash flows provided by (used in) operating activities:
Loss from discontinued operations	0.2	18.1
Depreciation and amortization	24.9	20.0
Amortization of other assets	7.2	8.2
Deferred income taxes	(1.9)	(20.8)
Stock-based compensation expense	14.9	13.3
Excess tax benefits from the issuance of stock-based compensation awards	(0.2)	(0.7)
Other	1.6	2.8
Changes in operating assets and liabilities:
Current assets and liabilities:
Decrease in Accounts receivable	67.0	65.9
Decrease in Other current assets	9.5	9.6
Decrease in Accounts payable	(20.6)	(5.7)
Decrease in Accrued expenses and other current liabilities	(73.6)	(46.3)
Decrease in Deferred revenues	(16.0)	(10.7)
Non-current assets and liabilities:
Increase in Other non-current assets	(21.7)	(2.1)
Increase in Other non-current liabilities	11.9	7.2

Net cash flows provided by operating activities of continuing operations	26.9	118.8

Cash Flows From Investing Activities
Capital expenditures	(13.6)	(13.0)
Purchases of intangibles	(2.7)	(1.2)
Acquisitions	(95.7)	(5.8)

Net cash flows used in investing activities of continuing operations	(112.0)	(20.0)

Cash Flows From Financing Activities
Net proceeds from Short-term borrowings	—	0.6
Other financing transactions	0.4	—
Dividends paid	(37.7)	(28.8)
Proceeds from exercise of stock options	8.3	27.9
Purchases of Treasury stock	(120.8)	(131.9)
Excess tax benefits from the issuance of stock-based compensation awards	0.2	0.7

Net cash flows used in financing activities of continuing operations	(149.6)	(131.5)

Cash flows from discontinued operations:
Cash flows provided by operating activities	12.6	272.3
Cash flows used in financing activities	(7.2)	(0.9)

Net cash provided by discontinued operations	5.4	271.4

Effect of exchange rate changes on Cash and cash equivalents	4.5	3.0

Net change in Cash and cash equivalents	(224.8)	241.7
Cash and cash equivalents, beginning of period	412.6	173.4
Cash and cash equivalents of discontinued operations, beginning of period	—	107.5

Cash and cash equivalents, end of period	187.8	522.6
Less Cash and cash equivalents from discontinued operations, end of period	—	375.5

Cash and cash equivalents of continuing operations, end of period	$187.8	$147.1

Supplemental disclosure of cash flow information:
Cash payments made for interest	$4.7	$4.9
Cash payments made for income taxes	$18.1	$71.6

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Tabular dollars in millions, except per share amounts)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge®” or the “Company”), a Delaware corporation, is a leading global provider of investor communication solutions and securities processing and operations outsourcing solutions to the financial services industry. The Company classifies its continuing operations into the following two reportable segments:

•

Investor Communication Solutions— A large portion of Broadridge’s Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge®, its innovative electronic proxy delivery and voting solution for institutional investors, helps ensure the participation of the largest stockholders of many companies. Broadridge also provides the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help its clients meet their regulatory compliance needs. In addition, Broadridge provides financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance its clients’ communications with investors. All of these communications are delivered in paper or electronic form. In fiscal year 2009, Broadridge introduced several new investor communication solutions. They are The Investor Network, Shareholder Forum and Virtual Shareholder Meeting solutions, and our data aggregation and data management solutions. In fiscal year 2010, Broadridge entered the transfer agency business through its acquisition of StockTrans®, Inc., a leading provider of registrar, stock transfer and record-keeping services. In August 2010, Broadridge acquired NewRiver®, Inc., a leader in mutual fund electronic investor disclosure solutions. In December 2010, Broadridge acquired Forefield®, Inc., a leading provider of real-time sales, education, and client communication solutions for financial institutions and their advisors.

•

Securities Processing Solutions— Broadridge offers a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, and accounting. Broadridge’s services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With multi-currency capabilities, its Global Processing Solution supports real-time global trading of equity, option, mutual fund and fixed income securities in established and emerging markets. In addition, its operations outsourcing solutions allow broker-dealers to outsource certain administrative functions relating to clearing and settlement, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their businesses.

B. Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”). These financial statements present the condensed consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “2010 Annual Report”) filed on August 12, 2010 with the Securities and Exchange Commission (the “SEC”). These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at December 31, 2010 and June 30, 2010, the results of its operations for the three and six months ended December 31, 2010 and 2009 and its cash flows for the six months ended December 31, 2010 and 2009.

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

D. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after December 31, 2010, through the date of issuance of these financial statements. During this period, the Company completed the acquisition of Matrix Financial Solutions, Inc., a leader in mutual fund electronic investor disclosure solutions. Please see Note 16, “Subsequent Events.”

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

The computation of diluted EPS did not include 2.3 million and 2.0 million options to purchase Broadridge common stock for the three months ended December 31, 2010 and 2009, respectively, and 3.6 million and 5.1 million options to purchase Broadridge common stock for the six months ended December 31, 2010 and 2009, respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Weighted-average shares outstanding:
Basic	125.0	135.7	125.8	136.9
Common stock equivalents	3.5	3.8	3.2	3.1

Diluted	128.5	139.5	129.0	140.0

NOTE 4. OTHER EXPENSES, NET

Other expenses, net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Interest expense on borrowings	$2.4	$2.4	$4.8	$5.0
Interest income	(0.5)	(0.1)	(0.9)	(0.1)
Foreign currency exchange loss	0.2	0.5	0.5	1.5
Other, net	0.2	0.3	0.3	0.5

Other expenses, net	$2.3	$3.1	$4.7	$6.9

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

The following table sets forth the Company’s financial assets and liabilities at December 31, 2010 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets
Cash and cash equivalents:
Money market funds	$123.8	$—	$—	$123.8
Other current assets:
Available-for-sale equity securities	—	1.8	—	1.8
Other non-current assets:
Available-for-sale equity securities	—	11.1	—	11.1

Total	$123.8	$12.9	$—	$136.7

A note receivable of $20.6 million from Penson Worldwide, Inc. (“PWI”) was included as a financial asset measured at fair value on a recurring basis as of June 30, 2010; however, this financial asset was not being measured at fair value on a recurring basis. Therefore, this note receivable has been subsequently removed from the table.

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

In December 2010, the Company acquired one business in the Investor Communication Solutions segment, Forefield, Inc., a leading provider of real-time sales, education and client communication solutions for financial institutions and their advisors. The purchase price was $18.3 million, net of cash acquired. This acquisition of assets resulted in approximately $16.0 million of goodwill. Intangible assets acquired, which totaled approximately $6.8 million, primarily consist of customer relationships and software technology that are being amortized over a seven-year and a five-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

In August 2010, the Company acquired one business in the Investor Communication Solutions segment, NewRiver, Inc., a leader in mutual fund electronic investor disclosure solutions. The purchase price was $77.4 million, net of cash acquired. This acquisition of assets resulted in $43.7 million of goodwill. Intangible assets acquired, which totaled $27.3 million, consist primarily of customer relationships and software technology, which are being amortized over an eight-year life and seven-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

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

The results of the securities clearing business are included in Loss from discontinued operations, net of taxes, for all periods presented. The net assets associated with the securities clearing business, totaling $19.2 million and $24.7 million, have been reclassified to Assets of discontinued operations and Liabilities of discontinued operations as of December 31, 2010 and June 30, 2010, respectively.

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

The following summarized financial information related to the securities clearing business has been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Revenues	$0.4	$19.3	$1.0	$39.0

Loss from discontinued operations, before tax benefit	(0.3)	—	(0.3)	(0.2)
Income tax benefit	0.1	—	0.1	—

Net loss from discontinued operations, before impairment of assets	(0.2)	—	(0.2)	(0.2)
Net loss on impairment of assets of discontinued operations, net of tax benefit of $11.2	—	(17.9)	—	(17.9)

Loss from discontinued operations, net of tax benefit	$(0.2)	$(17.9)	$(0.2)	$(18.1)

The following assets and liabilities have been segregated and classified as Assets of discontinued operations and Liabilities of discontinued operations, as appropriate, in the Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2010, respectively. These assets and liabilities related to the securities clearing business described above, net to $19.2 million and $24.7 million at December 31, 2010 and June 30, 2010, respectively. The amounts presented below were adjusted to exclude intercompany receivables and payables between the business held for sale and the Company, which were excluded from the disposition.

	December 31, 2010	June 30, 2010
	($ in millions)
Assets
Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	$24.6	$67.0
Securities clearing receivables	9.7	52.5
Other assets	1.2	4.3

Total assets of discontinued operations	35.5	123.8

Liabilities
Accrued expenses and other current liabilities	5.7	21.7
Securities clearing payables	10.6	77.4

Total liabilities of discontinued operations	16.3	99.1

Net assets of discontinued operations	$19.2	$24.7

Securities clearing receivables/payables and segregated cash are in the process of being converted to cash since the close of the transaction. Upon final conversion, any excess cash will remain with the Company.

Regulatory Requirements

As a registered broker-dealer and member of the New York Stock Exchange (“NYSE”) and the Financial Industry Regulatory Authority (“FINRA”), Ridge is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”). Ridge computes its net capital under the alternative method permitted by Rule 15c3-1, which requires Ridge to maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The NYSE and FINRA may require a member firm to reduce its business if its net capital is less than 4% of aggregate debit items, or may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit items. At December 31, 2010, Ridge had net capital of $28.6 million, which was approximately 702.7% of aggregate debit items and exceeded the minimum requirements by $28.3 million.

NOTE 8. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	December 31, 2010	June 30, 2010
	($ in millions)
Deferred client conversion and start-up costs	$111.3	$106.6
Note receivable	20.6	20.6
Long-term investments	14.1	15.4
Long-term broker fees	10.5	9.8
Other	13.1	6.6

Total	$169.6	$159.0

NOTE 9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2010	June 30, 2010
	($ in millions)
Employee compensation and benefits	$84.9	$101.9
Accrued broker fees	26.5	56.3
Accrued dividend payable	18.5	18.6
Accrued income taxes and other	40.5	84.4

Total	$170.4	$261.2

NOTE 10. BORROWINGS

The Company’s outstanding borrowings consisted of the following:

	Expiration Date	December 31, 2010	June 30, 2010
Long-term
Term loan facility	March 2012	$200.0	$200.0
Senior notes	June 2017	124.2	124.1

		$324.2	$324.1

In addition, the Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million. No amount was outstanding under this credit facility at December 31, 2010.

At December 31, 2010 and June 30, 2010, the Company was not aware of any instances of non-compliance with the financial covenants of its borrowings’ obligations.

The fair value of the fixed-rate senior notes at December 31, 2010 was $130.8 million based on quoted market prices. The carrying value of the variable-rate term loan facility approximates fair value. Amounts are due on the expiration dates listed above.

NOTE 11. STOCK-BASED COMPENSATION

The activity related to the Company’s incentive equity awards for the three months ended December 31, 2010 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options (c)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at September 30, 2010	17,123,135	$19.35	1,870,615	$16.46	670,859	$16.45
Granted	—	—	941,015	21.64	359,253	21.64
Exercise of stock options (a)	(226,094)	18.24	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—
Expired/forfeited	(1,324,055)	24.24	(29,788)	17.60	—	—

Balances at December 31, 2010 (b)	15,572,986	$18.95	2,781,842	$18.20	1,030,112	$18.26

(a)	Stock options exercised during the period of October 1, 2010 through December 31, 2010 had an intrinsic value of $0.9 million.
(b)	As of December 31, 2010, the Company’s outstanding “in the money” stock options using the December 31, 2010 closing share price of $21.93 (approximately 13.7 million shares) had an aggregate intrinsic value of $49.0 million.
(c)	Options outstanding as of December 31, 2010 have a weighted-average remaining contractual life of 4.9 years and 12.0 million options are exercisable.

The activity related to the Company’s incentive equity awards for the six months ended December 31, 2010 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2010	17,369,212	$19.33	1,884,170	$16.52	670,859	$16.45
Granted	—	—	949,563	21.61	359,253	21.64
Exercise of stock options (a)	(457,478)	18.07	—	—	—	—
Vesting of restricted stock units	—	—	(2,713)	16.93	—	—
Expired/forfeited	(1,338,748)	24.18	(49,178)	19.75	—	—

Balances at December 31, 2010	15,572,986	$18.95	2,781,842	$18.20	1,030,112	$18.26

(a)	Stock options exercised during the period of July 1, 2010 through December 31, 2010 had an intrinsic value of $1.7 million.

The Company has stock-based compensation plans under which we annually grant stock option and restricted stock unit awards. Exercise prices on options granted have been and continue to be set equal to the market price of the underlying shares on the date of the grant (except special stock option grants which have a premium strike price), with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $8.7 million and $7.4 million, respectively, as well as related tax benefits of $3.3 million and $2.7 million, respectively, were recognized in Earnings from continuing operations for the three months ended December 31, 2010 and 2009. Stock-based compensation expense of $14.9 million and $13.3 million, respectively, as well as related tax benefits of $5.6 million and $4.9 million, respectively, were recognized in Earnings from continuing operations for the six months ended December 31, 2010 and 2009.

Stock-based compensation expense of $0.4 million, as well as related tax benefits of $0.2 million, was recognized in Earnings from discontinued operations for the three months ended December 31, 2009. Stock-based compensation expense of $0.5 million, as well as related tax benefits of $0.2 million, was recognized in Earnings from discontinued operations for the six months ended December 31, 2009.

As of December 31, 2010, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $6.4 million and $37.2 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.4 years and 1.8 years, respectively.

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

NOTE 12. INCOME TAXES

The Company’s Provision for income taxes and effective tax rates for the three and six months ended December 31, 2010 were $5.9 million and 35.8%, and $13.5 million and 36.1%, respectively, compared to $17.0 million and 24.8%, and $32.9 million and 29.6%, for the three and six months ended December 31, 2009, respectively. The increase in our effective tax rates for the three and six months ended December 31, 2010 compared to the three and six months ended December 31, 2009 was primarily attributable to the one-time recognition in December 2009 of tax benefits associated with the release of a valuation allowance on a deferred tax asset for certain tax loss carryforwards.

NOTE 13. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company entered into a data center outsourcing services agreement with Automatic Data Processing, Inc. (“ADP”) before our spin-off from ADP in March 2007 under which ADP provides the Company with data center services consistent with the services provided to the Company immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the three months ended December 31, 2010 and 2009, the Company recorded $27.3 million and $26.1 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services. For the six months ended December 31, 2010 and 2009, the Company recorded $54.5 million and $51.9 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services.

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM will provide certain aspects of the Company’s information technology infrastructure that are currently provided under a data center outsourcing services agreement with ADP. Under the IT Services Agreement, IBM will provide a broad range of technology services to the Company including supporting its mainframe, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The Company expects that the migration of its data center processing from ADP to IBM will be completed by June 2012. The IT Services Agreement has an initial term of 11 years and seven months, expiring on October 31, 2021. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments under this agreement are $561.5 million through fiscal year 2022, the final year of the contract. For the three and six months ended December 31, 2010, the Company did not record any expenses in the Condensed Consolidated Statements of Earnings related to these services.

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

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of December 31, 2010 and 2009. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

As a registered broker-dealer, our subsidiary Ridge is subject to regulations concerning many aspects of its business, including trade practices, capital structure, record retention, money laundering prevention, and the supervision of the conduct of directors, officers and employees. A failure by Ridge to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC authorization granted to allow the operation of its business or disqualification of the directors, officers or employees of such business. In addition, as a registered broker-dealer, Ridge is required to participate in the Securities Investor Protection Corporation (“SIPC”) for the benefit of the customers of our introducing broker-dealer clients in connection with our securities clearing services. On June 25, 2010, Broadridge completed the sale of the contracts of substantially all of Ridge’s securities clearing clients and is in the process of winding down the securities clearing business, which is expected to be completed in fiscal year 2011. As the Company winds down that business, Ridge continues to perform securities clearing services on a limited basis. Until such wind down is complete, Ridge will continue to be subject to the regulatory requirements of a broker-dealer performing those functions. These regulations include the SEC’s customer protection rule, which protects both the customer funds and customer securities; the SEC’s hypothecation Rules 8c-1 and 15c2-1 regarding the borrowing and lending of our correspondents’ customers’ securities; Regulation T, which regulates the borrowing and lending of securities by broker-dealers; and Regulation SHO, which prohibits short sales in certain instances.

NOTE 14. COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net earnings	$10.4	$33.6	$23.7	$60.0
Foreign currency translation adjustments	4.6	2.9	12.8	6.8
Net unrealized gain (loss) on available-for-sale securities, net of taxes of $(0.2) and $0.7 for the three and six months ended December 31, 2010, respectively	0.3	—	(1.2)	—

Comprehensive income	$15.3	$36.5	$35.3	$66.8

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

Segment results:

	Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Investor Communication Solutions	$294.1	$393.3	$573.6	$703.2
Securities Processing Solutions	146.1	133.8	287.8	263.9
Other	0.1	2.2	0.1	2.2
Foreign currency exchange	2.0	0.4	2.2	(1.4)

Total	$442.3	$529.7	$863.7	$967.9

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Investor Communication Solutions	$2.6	$50.9	$9.0	$74.3
Securities Processing Solutions	19.3	23.4	40.2	49.0
Other	(7.2)	(6.8)	(15.2)	(13.4)
Foreign currency exchange	1.8	1.0	3.4	1.1

Total	$16.5	$68.5	$37.4	$111.0

NOTE 16. SUBSEQUENT EVENTS

On November 23, 2010, the Company entered into a stock purchase agreement with the shareholders of Matrix Financial Solutions, Inc. (“Matrix”) to acquire all of the outstanding shares of Matrix, a leader in mutual fund electronic investor disclosure solutions. On January 7, 2011, the Company completed the acquisition of Matrix. The purchase price was $201.0 million in cash plus amounts paid for Matrix’s net working capital. To finance this acquisition, the Company borrowed $200.0 million on its $500.0 million five-year revolving credit facility.

Matrix is a leading provider of retirement products and services for third party administrators, financial advisors, banks and wealth management professionals. Matrix’s back-office, trust, custody, trading and mutual fund settlement services will be integrated into Broadridge’s solution suite as part of Broadridge’s strategy to strengthen its role as a provider of data processing and distribution channel solutions to the mutual fund industry.

The Company is currently in the process of valuing the assets acquired and liabilities assumed in the business combination.

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

Investor Communication Solutions

A large portion of our Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge®, our innovative electronic proxy delivery and voting solution for institutional investors, helps ensure the participation of the largest stockholders of many companies. We also provide the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help our clients meet their regulatory compliance needs. In addition, we provide financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance our clients’ communications with investors. All of these communications are delivered in paper or electronic form. In fiscal year 2009, Broadridge introduced several new investor communication solutions. They are The Investor Network, Shareholder Forum and Virtual Shareholder Meeting solutions, and our data aggregation and data management solutions. In fiscal year 2010, Broadridge entered the transfer agency business through its acquisition of StockTrans®, Inc., a leading provider of registrar, stock transfer and record-keeping services. In August 2010, Broadridge acquired NewRiver®, Inc., a leader in mutual fund electronic investor disclosure solutions. In December 2010, Broadridge acquired Forefield®, Inc., a leading provider of real-time sales, education, and client communication solutions for financial institutions and their advisors.

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

As a result of Broadridge’s sale of substantially all of the contracts of the securities clearing clients of Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) to Penson Financial Services, Inc. (“PFSI”), a wholly owned subsidiary of Penson Worldwide, Inc. (“PWI,” referred to herein together with PFSI as “Penson”), the Company has two reportable operating business segments: Investor Communication Solutions and Securities Processing Solutions. The securities clearing business is reflected in discontinued operations and the operations outsourcing solutions business retained by Broadridge is now reported as part of the Securities Processing Solutions business segment. This change is reflected in all prior periods presented in this Quarterly Report on Form 10-Q.

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

Results of Continuing Operations

The following discussions of Analysis of Condensed Consolidated Continuing Operations and Analysis of Reportable Segments refer to the three and six months ended December 31, 2010 compared to the three and six months ended December 31, 2009. The following discussions of the Company’s results of continuing operations exclude the results related to the securities clearing business. This business is segregated from continuing operations and included in discontinued operations for all periods presented. The Analysis of Condensed Consolidated Continuing Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Condensed Consolidated Statements of Earnings.

Analysis of Condensed Consolidated Continuing Operations

	Three Months Ended December 31,
			Change
	2010	2009	$	%
	($ in millions)
Revenues	$442.3	$529.7	$(87.4)	(16)

Cost of revenues	356.6	399.7	(43.1)	(11)
Selling, general and administrative expenses	66.9	58.4	8.5	15
Other expenses, net	2.3	3.1	(0.8)	(26)

Total expenses	425.8	461.2	(35.4)	(8)

Earnings from continuing operations before income taxes	16.5	68.5	(52)	(76)
Margin	3.7%	12.9%		(9.2	) pts

Provision for income taxes	5.9	17.0	(11.1)	(65)
Effective tax rate	35.8%	24.8%		11.0	pts

Net earnings from continuing operations	$10.6	$51.5	$(40.9)	(79)

Basic Earnings per share from continuing operations	$0.08	$0.38	$(0.30)	(79)
Diluted Earnings per share from continuing operations	$0.08	$0.37	$(0.29)	(78)

	Six Months Ended December 31,
			Change
	2010	2009	$	%
	($ in millions)
Revenues	$863.7	$967.9	$(104.2)	(11)

Cost of revenues	693.2	738.2	(45.0)	(6)
Selling, general and administrative expenses	128.4	111.8	16.6	15
Other expenses, net	4.7	6.9	(2.2)	(32)

Total expenses	826.3	856.9	(30.6)	(4)

Earnings from continuing operations before income taxes	37.4	111.0	(73.6)	(66)
Margin	4.3%	11.5%		(7.2	) pts

Provision for income taxes	13.5	32.9	(19.4)	(59)
Effective tax rate	36.1%	29.6%		6.5	pts

Net earnings from continuing operations	$23.9	$78.1	$(54.2)	(69)

Basic Earnings per share from continuing operations	$0.19	$0.57	$(0.38)	(67)
Diluted Earnings per share from continuing operations	$0.18	$0.56	$(0.38)	(68)

Three Months Ended December 31, 2010 versus Three Months Ended December 31, 2009

Revenues. Revenues for the three months ended December 31, 2010 were $442.3 million, a decrease of $87.4 million, or 16%, compared to $529.7 million for the three months ended December 31, 2009. The 16% decrease was driven by lower fee revenue of $43.1 million, and lower distribution revenue of $44.3 million. The decrease in fee revenue of $43.1 million was primarily driven by lower event-driven fee revenue of $64.7 million mainly from mutual fund proxy activity. This decrease was partially offset by a positive contribution from recurring revenues of $20.1 million reflecting gains from acquisitions and the Penson transaction, sales less losses (referred to as “Net New Business”), and the favorable impact of foreign currency exchange rates of $1.5 million. Total distribution revenues declined by $44.3 million primarily due to event-driven activity of $39.5 million, with the remaining decline driven by business mix.

Included in the preceding revenue discussion, are revenues derived from sales, a component of Net New Business. A sale is considered closed when the Company has received the signed client contract. For any services that do not require a contract, the sale is considered closed when the services are in production. For recurring revenue closed sales, the amount of the closed sale is generally a reasonable estimate of annual revenue based on client volumes or activity, excluding pass-through revenues such as distribution revenues. Event-driven revenue closed sales occur in our Investor Communication Solutions segment. The amount of the event-driven closed sale is generally a reasonable estimate of production revenue based on client volumes or activity, excluding pass-through revenues such as distribution revenues. Larger recurring revenue closed sales can take up to 12 to 24 months to convert to revenue, particularly for the services provided by our Securities Processing Solutions segment. The majority of event-driven closed sales are usually recognized during the year the contract is signed.

Recurring revenue closed sales for the three months ended December 31, 2010 were $34.7 million a decrease of $11.7 million, or 25%, compared to $46.4 million for the three months ended December 31, 2009. Excluding the two large recurring revenue sales that are described below, recurring revenue closed sales for the three months ended December 31, 2010 were $12.5 million, an increase of $0.9 million, or 8%, compared to $11.6 million for the three months ended December 31, 2009. During the three months ended December 31, 2009, our Investor Communication Solutions segment closed a Transaction Reporting recurring revenue sale with Morgan Stanley Smith Barney, LLC (“MSSB”) for $34.8 million. During the three months ended December 31, 2010, our Securities Processing Solutions segment closed a recurring revenue sale with a large global institutional bank for equity and fixed income trade processing services of $22.2 million. Event-driven closed sales for the three months ended December 31, 2010 were $13.6 million, an increase of $1.9 million, or 16%, compared to $11.7 million for the three months ended December 31, 2009, primarily due to higher fulfillment sales. Closed sales for the three months ended December 31, 2010 were $48.3 million, a decrease of $9.8 million or 17%, compared to $58.1 million for the three months ended December 31, 2009.

Six Months Ended December 31, 2010 versus Six Months Ended December 31, 2009

Revenues. Revenues for the six months ended December 31, 2010 were $863.7 million, a decrease of $104.2 million, or 11%, compared to $967.9 million for the six months ended December 31, 2009. The 11% decrease was driven by lower distribution revenues of $64.3 million and lower fee revenues of $39.9 million. The decrease in fee revenue of $39.9 million was primarily driven by lower event-driven fee revenue of $84.3 million mainly from mutual fund proxy activity. This decrease was partially offset by a positive contribution from recurring revenues of $40.8 million reflecting gains from acquisitions and the Penson transaction, Net New Business, and the favorable impact of foreign currency exchange rates of $3.6 million. Total distribution revenues declined by $64.3 million primarily due to event-driven activity of $49.8 million, with the remaining decline driven by business mix.

Recurring revenue closed sales for the six months ended December 31, 2010 were $52.0 million, a decrease of $3.3 million, or 6%, compared to $55.3 million for the six months ended December 31, 2009. Excluding the two large recurring revenue sales that are described below, recurring revenue closed sales for the six months ended December 31, 2010 were $29.8 million, an increase of $9.3 million, or 45%, compared to $20.5 million for the six months ended December 31, 2009. During the six months ended December 31, 2009, our Investor Communication Solutions segment closed a Transaction Reporting recurring revenue sale with MSSB for $34.8 million. During the six months ended December 31, 2010, our Securities Processing Solutions segment closed a recurring revenue sale with a large global institutional bank for equity and fixed income trade processing services of $22.2 million. Event-driven closed sales for the six months ended December 31, 2010 were $19.9 million, a decrease of $12.9 million, or 39%, compared to $32.8 million for the six months ended December 31, 2009, due to lower mutual fund proxy sales, partially offset by higher fulfillment sales. Closed sales for the six months ended December 31, 2010 were $71.9 million, a decrease of $16.2 million, or 18%, compared to $88.1 million for the six months ended December 31, 2009.

Three Months Ended December 31, 2010 versus Three Months Ended December 31, 2009

Total Expenses. Total expenses for the three months ended December 31, 2010 were $425.8 million, a decrease of $35.4 million, or 8%, compared to $461.2 million for the three months ended December 31, 2009. The decrease reflects a decline in Cost of revenues of $43.1 million, or 11%, a $0.8 million decrease in Other expenses, net, and an $8.5 million, or 15% increase in Selling, general and administrative expenses.

Cost of revenues for the three months ended December 31, 2010 were $356.6 million, a decrease of $43.1 million, or 11%, compared to $399.7 million for the three months ended December 31, 2009. The decrease reflects lower distribution costs related to lower distribution revenues mainly from lower event-driven activity, partially offset by the integration of acquisitions. Distribution cost of revenues for the three months ended December 31, 2010 were $125.9 million, a decrease of $40.5 million, or 24%, compared to $166.4 million for the three months ended December 31, 2009. Distribution cost of revenues consist primarily of postage related expenses. Fluctuations in foreign currency exchange rates increased Cost of revenues by $0.7 million.

Selling, general and administrative expenses for the three months ended December 31, 2010 were $66.9 million, an increase of $8.5 million, or 15%, compared to $58.4 million for the three months ended December 31, 2009. The 15% increase is primarily due to increased costs related to acquisitions of $5.3 million and strategic initiatives and investments.

Other (income) expenses, net for the three months ended December 31, 2010 were $2.3 million, a decrease of $0.8 million, compared to $3.1 million for the three months ended December 31, 2009. The decrease reflects higher interest income of $0.4 million and a lower foreign currency exchange loss of $0.3 million.

Six Months Ended December 31, 2010 versus Six Months Ended December 31, 2009

Total Expenses. Total expenses for the six months ended December 31, 2010 were $826.3 million, a decrease of $30.6 million, or 4%, compared to $856.9 million for the six months ended December 31, 2009. The decrease reflects a decline in Cost of revenues of $45.0 million, or 6%, and a $2.2 million decrease in Other expenses, net, partially offset by an increase of $16.6 million, or 15% increase in Selling, general and administrative expenses.

Cost of revenues for the six months ended December 31, 2010 were $693.2 million, a decrease of $45.0 million, or 6%, compared to $738.2 million for the six months ended December 31, 2009. The decrease reflects lower distribution costs related to lower distribution revenues, mostly offset by the integration of the MSSB business and acquisitions. Distribution cost of revenues for the six months ended December 31, 2010 were $242.8 million, a decrease of $59.6 million, or 20%, compared to $302.4 million for the three months ended December 31, 2009. Distribution cost of revenues consist primarily of postage related expenses. Fluctuations in foreign currency exchange rates increased Cost of revenues by $1.5 million.

Selling, general and administrative expenses for the six months ended December 31, 2010 were $128.4 million, an increase of $16.6 million, or 15%, compared to $111.8 million for the six months ended December 31, 2009. The 15% increase is primarily due to increased costs related to acquisitions of $9.6 million and strategic initiatives and investments.

Other (income) expenses, net for the six months ended December 31, 2010 were $4.7 million, a decrease of $2.2 million, compared to $6.9 million for the six months ended December 31, 2009. The decrease reflects higher interest income of $0.8 million and a lower foreign currency exchange loss of $1.0 million.

Earnings from Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes for the three months ended December 31, 2010 were $16.5 million, a decrease of $52.0 million, or 76%, compared to $68.5 million for the three months ended December 31, 2009. The decrease is mainly due to the decline in event-driven fee revenues, coupled with the previously discussed dilutive impact of the Company’s strategic initiatives and acquisitions. Overall margin decreased from 12.9% to 3.7% for the three months ended December 31, 2009 compared to the three months ended December 31, 2010, respectively.

Earnings from continuing operations before income taxes for the six months ended December 31, 2010 were $37.4 million, a decrease of $73.6 million, or 66%, compared to $111.0 million for the six months ended December 31, 2009. The decrease is mainly due to the decline in event-driven fee revenues, coupled with the previously discussed dilutive impact of the Company’s strategic initiatives and acquisitions. Overall margin decreased from 11.5% to 4.3% for the six months ended December 31, 2009 compared to the six months ended December 31, 2010, respectively.

Provision for Income Taxes. Our Provision for income taxes and effective tax rates for the three and six months ended December 31, 2010 were $5.9 million and 35.8%, and $13.5 million and 36.1%, respectively, compared to $17.0 million and 24.8%, and $32.9 million and 29.6%, for the three and six months ended December 31, 2009, respectively. The increase in the Company’s effective tax rates for the three and six months ended December 31, 2010, compared to the three and six months ended December 31,

2009 was primarily attributable to the one-time recognition in December 2009 of tax benefits associated with the release of a valuation allowance on a deferred tax asset for certain tax loss carryforwards.

Net Earnings from Continuing Operations and Basic and Diluted Earnings per Share from Continuing Operations. Net earnings from continuing operations for the three months ended December 31, 2010 were $10.6 million, a decrease of $40.9 million, or 79%, compared to $51.5 million for the three months ended December 31, 2009. The decrease in Net earnings from continuing operations reflects lower Earnings from continuing operations before income taxes and a higher effective tax rate.

Net earnings from continuing operations for the six months ended December 31, 2010 were $23.9 million, a decrease of $54.2 million, or 69%, compared to $78.1 million for the six months ended December 31, 2009. The decrease in Net earnings from continuing operations reflects lower Earnings from continuing operations before income taxes and a higher effective tax rate.

Basic and diluted earnings per share from continuing operations for the three months ended December 31, 2010 were $0.08, a decrease of $0.30, or 79%, and $0.08, a decrease of $0.29, or 78%, respectively, compared to $0.38 and $0.37 for the three months ended December 31, 2009, respectively.

Basic and diluted earnings per share from continuing operations for the six months ended December 31, 2010 were $0.19, a decrease of $0.38, or 67%, and $0.18, a decrease of $0.38, or 68%, respectively, compared to $0.57 and $0.56 for the six months ended December 31, 2009, respectively.

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

Revenues

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$294.1	$393.3	$(99.2)	(25)	$573.6	$703.2	$(129.6)	(18)
Securities Processing Solutions	146.1	133.8	12.3	9	287.8	263.9	23.9	9
Other	0.1	2.2	(2.1)	(95)	0.1	2.2	(2.1)	(95)
Foreign currency exchange	2.0	0.4	1.6	NM *	2.2	(1.4)	3.6	NM *

Total	$442.3	$529.7	$(87.4)	(16)	$863.7	$967.9	$(104.2)	(11)

*	Not Meaningful

Earnings (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2010	2009	$	%	2010	2009	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$2.6	$50.9	$(48.3)	(95)	$9.0	$74.3	$(65.3)	(88)
Securities Processing Solutions	19.3	23.4	(4.1)	(18)	40.2	49.0	(8.8)	(18)
Other	(7.2)	(6.8)	(0.4)	(6)	(15.2)	(13.4)	(1.8)	(13)
Foreign currency exchange	1.8	1.0	0.8	80	3.4	1.1	2.3	NM *

Total	$16.5	$68.5	$(52.0)	(76)	$37.4	$111.0	$(73.6)	(66)

*	Not Meaningful

Investor Communication Solutions

Revenues. Investor Communication Solutions segment’s Revenues for the three months ended December 31, 2010 were $294.1 million, a decrease of $99.2 million, or 25%, compared to $393.3 million for the three months ended December 31, 2009. The 25% decrease was primarily driven by lower event-driven mutual fund proxy revenues and related distribution revenues. These declines were partially offset by a positive contribution from recurring revenues from Net New Business in transaction reporting mainly as a result of the MSSB transaction and revenue gains from acquisitions. Distribution revenues for the three months ended December 31, 2010 were $139.9 million, a decrease of $44.4 million, or 24%, compared to $184.3 million for the three months ended December 31, 2009. Position growth, a key measure in the number of pieces processed, was negative 2% for annual equity proxy and a positive 10% for mutual fund interim communications. Equity proxy position growth in the second quarter historically has not been an accurate measure of the full year trend due to the seasonality of the business. The number of pieces processed decreased 31% from 305.7 million pieces to 210.1 million pieces driven primarily by the decline in event-driven mutual fund proxy activity.

Investor Communication Solutions segment’s Revenues for the six months ended December 31, 2010 were $573.6 million, a decrease of $129.6 million, or 18%, compared to $703.2 million for the six months ended December 31, 2009. The 18% decrease was primarily driven by lower event-driven mutual fund proxy revenues and related distribution revenues. These declines were partially offset by a positive contribution from recurring revenues from Net New Business in transaction reporting mainly as a result of the MSSB transaction and revenue gains from acquisitions. Distribution revenues for the six months ended December 31, 2010 were $272.3 million, a decrease of $64.3 million, or 19%, compared to $336.6 million for the six months ended December 31, 2009. Position growth, a key measure in the number of pieces processed, was negative 1% for annual equity proxy and a positive 10% for mutual fund interim communications. Equity proxy position growth in the first half historically has not been an accurate measure of the full year trend due to the seasonality of the business. The number of pieces processed decreased 21% from 546.5 million pieces to 432.7 million pieces driven primarily by the decline in event-driven mutual fund proxy activity.

Earnings from Continuing Operations before Income Taxes. Earnings from Continuing Operations before income taxes for the three months ended December 31, 2010 were $2.6 million, a decrease of $48.3 million, compared to $50.9 million for the three months ended December 31, 2009. Margin decreased by 12.0 percentage points to 0.9% as a result of the decline in event-driven fee revenues, coupled with costs related to strategic initiatives and increased investment spend on acquisitions.

Earnings from Continuing Operations before income taxes for the six months ended December 31, 2010 were $9.0 million, a decrease of $65.3 million, compared to $74.3 million for the six months ended December 31, 2009. Margin decreased by 9.0 percentage points to 1.6% as a result of the decline in event-driven fee revenues, coupled with costs related to strategic initiatives and increased investment spend on acquisitions.

Securities Processing Solutions

Revenues. Securities Processing Solutions segment’s Revenues for the three months ended December 31, 2010 were $146.1 million, an increase of $12.3 million, or 9%, compared to $133.8 million for the three months ended December 31, 2009. Excluding the Penson transaction and the City Networks, Ltd acquisition, Revenues were essentially unchanged for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. Revenues from Net New Business and internal growth were offset by the carryover impact of prior fiscal year’s client losses and concessions. Internal growth was driven by higher fixed income trade volumes, offset by lower non-trade revenues.

Securities Processing Solutions segment’s Revenues for the six months ended December 31, 2010 were $287.8 million, an increase of $23.9 million, or 9%, compared to $263.9 million for the six months ended December 31, 2009. Excluding the Penson transaction and the City Networks, Ltd acquisition, Revenues were essentially unchanged for the six months ended December 31, 2010 compared to the six months ended December 31, 2009. Revenues from Net New Business and internal growth were offset by the carryover impact of prior fiscal year’s client losses and concessions. Internal growth was driven by higher fixed income trade volumes and higher non-trade revenues, offset by lower equity trade volumes.

Earnings from Continuing Operations before Income Taxes. Earnings from Continuing Operations before income taxes for the three months ended December 31, 2010 were $19.3 million, a decrease of $4.1 million, or 18%, compared to $23.4 million for the three months ended December 31, 2009. Margin decreased by 4.3 percentage points to 13.2% for the three months ended December 31, 2010. Excluding the Penson transaction and the City Networks, Ltd acquisition, Earnings from continuing operations and margin were essentially unchanged for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.

Earnings from Continuing Operations before income taxes for the six months ended December 31, 2010 were $40.2 million, a decrease of $8.8 million, or 18%, compared to $49.0 million for the six months ended December 31, 2009. Margin decreased by 4.6 percentage points to 14.0% for the six months ended December 31, 2010. Excluding the Penson transaction and the City Networks, Ltd acquisition, Earnings from continuing operations and margin were essentially unchanged for the six months ended December 31, 2010 compared to the six months ended December 31, 2009.

Other

Revenues. Other segment Revenues for the three months ended December 31, 2010 were $0.1 million, a decrease of $2.1 million, compared to $2.2 million for the three months ended December 31, 2009 driven by one-time non-recurring revenues during the three months ended December 31, 2009.

Other segment Revenues for the six months ended December 31, 2010 were $0.1 million, a decrease of $2.1 million, compared to $2.2 million for the six months ended December 31, 2009 driven by one-time non-recurring revenues during the six months ended December 31, 2009.

Loss from Continuing Operations before Income Taxes. Loss from Continuing Operations before income taxes was $7.2 million for the three months ended December 31, 2010, an increase of $0.4 million, compared to a $6.8 million loss from continuing operations before income taxes for the three months ended December 31, 2009. The increased loss was primarily due to increased costs related to strategic initiatives and investments.

Loss from Continuing Operations before income taxes was $15.2 million for the six months ended December 31, 2010, an increase of $1.8 million, compared to a $13.4 million loss from continuing operations before income taxes for the six months ended December 31, 2009. The increased loss was primarily due to increased costs related to strategic initiatives and investments.

Financial Condition, Liquidity and Capital Resources

At December 31, 2010, Cash and cash equivalents were $187.8 million and Total stockholders’ equity was $728.7 million. At December 31, 2010, working capital was $320.4 million, compared to $506.0 million at June 30, 2010.

At December 31, 2010, the Company had $324.2 million outstanding Long-term debt, consisting of a $200.0 million five-year term loan facility and unsecured senior notes of $124.2 million principal amount. The senior notes are unsecured obligations of Broadridge and rank equally in right of payment with other unsecured and unsubordinated obligations of Broadridge. Interest is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%.

Borrowings under the term loan facility bear interest at LIBOR plus 40 to 90 basis points based on debt ratings at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 40 basis points as of December 31, 2010. The weighted-average interest rates on the five-year term loan facility were 0.69% and 0.82% during the three and six months ended December 31, 2010.

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

Cash Flows

Net cash flows provided by operating activities from continuing operations were $26.9 million for the six months ended December 31, 2010 compared to $118.8 million net cash flows provided by operating activities during the six months ended December 31, 2009. The decrease is primarily due to a decline in net earnings of $36.3 million and an increase in working capital of $46.5 million driven by the timing of vendor payments.

Net cash flows used in investing activities of continuing operations for the six months ended December 31, 2010 were $112.0 million, an increase of $92.0 million compared to $20.0 million net cash flows used in investing activities of continuing operations for the six months ended December 31, 2009. The increase primarily reflects higher spending of $89.9 million on acquisitions during the six months ended December 31, 2010, compared to the six months ended December 31, 2009, and higher purchases of intangible assets of $1.5 million.

Net cash flows used in financing activities of continuing operations for the six months ended December 31, 2010 were $149.6 million, an increase of $18.1 million compared to $131.5 million net cash flows used in financing activities of continuing operations for the six months ended December 31, 2009. The increased use of cash in the six months ended December 31, 2010 reflects a decrease in proceeds from the exercise of stock options of $19.6 million in the current period and an increase in dividends paid of $8.9 million in the current period slightly offset by a decrease in the purchases of common stock of $11.1 million.

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

Income Taxes

Our Provision for income taxes and effective tax rates for the three and six months ended December 31, 2010 were $5.9 million and 35.8%, and $13.5 million and 36.1%, respectively, compared to $17.0 million and 24.8%, and $32.9 million and 29.6%, for the three and six months ended December 31, 2009, respectively. The increase in our effective tax rates for the three and six months ended December 31, 2010 compared to the three and six months ended December 31, 2009, was primarily attributable to the one-time recognition in December 2009 of tax benefits associated with the release of a valuation allowance on a deferred tax asset for certain tax loss carryforwards.

Contractual Obligations

The Company entered into a data center outsourcing services agreement with Automatic Data Processing, Inc. (“ADP”) before our spin-off from ADP in March 2007 under which ADP provides the Company with data center services consistent with the services provided to the Company immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the three months ended

December 31, 2010 and 2009, the Company recorded $27.3 million and $26.1 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services. For the six months ended December 31, 2010 and 2009, the Company recorded $54.5 million and $51.9 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services.

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM will provide certain aspects of the Company’s information technology infrastructure that are currently provided under a data center outsourcing services agreement with ADP. Under the IT Services Agreement, IBM will provide a broad range of technology services to the Company including supporting its mainframe, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The Company expects that the migration of its data center processing from ADP to IBM will be completed by June 2012. The IT Services Agreement has an initial term of 11 years and seven months, expiring on October 31, 2021. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments under this agreement are $561.5 million through fiscal year 2022, the final year of the contract. For the three and six months ended December 31, 2010, the Company did not record any expenses in the Condensed Consolidated Statements of Earnings related to these services.

Other Commercial Agreements

The Company has a five-year revolving credit facility that expires in March 2012 that has an available capacity of $500.0 million. No amounts were outstanding under this credit facility at December 31, 2010.

In addition, immediately prior to the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest at LIBOR plus 250 basis points. There were no outstanding borrowings under these lines of credit at December 31, 2010.

Off-balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at December 31, 2010 or at June 30, 2010. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

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

In the normal course of business, the securities activities of the securities clearing business primarily involve executions, settlement and financing of various securities transactions for a nationwide retail and institutional, customer and non-customer client base, introduced by its correspondent broker-dealers. These activities may expose the Company to risk in the event customers, other broker-dealers, banks, clearing organizations or depositories are unable to fulfill contractual obligations.

The Company may be exposed to a risk of loss not reflected in the Condensed Consolidated Balance Sheets for securities sold, not yet purchased, should the value of such securities rise. The securities lending activities of the Company’s securities clearing business require the Company to pledge securities as collateral. In the event the counterparty is unable to meet its contractual obligation, the Company may be exposed to off-balance sheet risk of acquiring securities at prevailing market prices. The Company monitors the credit standing of counterparties with whom it conducts business. Risk is further controlled by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral level in the event of excess market exposure or instituting securities buy-in procedures when required.

At December 31, 2010, $200.0 million of our total $324.2 million outstanding Long-term debt is based on floating interest rates. Our term loan facility had $200.0 million outstanding at December 31, 2010. The interest rate is based on LIBOR plus 40 to 90 basis points based on our debt rating at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 40 basis points as of December 31, 2010. The weighted-average interest rate was 0.69% and 0.82% during the three and six months ended December 31, 2010.

Item 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2010 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 28, 2010, the Company filed a declaratory action in the U.S. District Court for the District of Delaware (the “Delaware District Court”) against Inveshare, Inc. (the “Defendant”) seeking a declaration by the court that Broadridge does not infringe two U.S. patents owned by the Defendant that included claims related to the delivery and distribution of an electronic solicitation. The Company’s complaint also alleged that the Defendant’s patents are invalid and / or are unenforceable due to inequitable conduct. On March 22, 2010, the Defendant answered the Company’s complaint and filed a counterclaim against the Company alleging that Broadridge uses a process that infringes one of the patents in the action. In its counterclaim, Defendant is seeking injunctive relief and unspecified damages. This lawsuit is in an early procedural stage and the Company cannot predict with assurance what impact, if any, the outcome of this litigation may have on its financial condition, results of operations, or cash flows.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our second fiscal quarter ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans (1)
October 1, 2010 – October 31, 2010	—	$—	—	—
November 1, 2010 – November 30, 2010	—	$—	—	—
December 1, 2010 – December 31, 2010	242,000	22.25	242,000	11,572,922

Total	242,000	$22.25	242,000	11,572,922

(1)	On June 7, 2010, the Board of Directors authorized a stock repurchase plan for the repurchase of up to 10 million shares of the Company’s common stock. During the fiscal quarter ended December 31, 2010, the Company purchased approximately 0.2 million shares of common stock under this plan at an average price per share of $22.25.

On August 12, 2010, the Board of Directors authorized a stock repurchase plan for the repurchase of up to 10 million shares of the Company’s common stock.

There are approximately 11.6 million shares remaining for repurchase under these stock repurchase plans at December 31, 2010. There are no expiration dates for the Company’s stock repurchase plans.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Broadridge Financial Solutions, Inc. Director Deferred Compensation Program (Amended and Restated Effective November 17, 2010).

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and six months ended December 31, 2010 and 2009, (ii) condensed consolidated balance sheets as of December 31, 2010 and June 30, 2010, (iii) condensed consolidated statements of cash flows for the six months ended December 31, 2010 and 2009, and (iv) the notes to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: February 8, 2011	By:	/S/ DAN SHELDON
Dan Sheldon
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)