Form 10-Q
period 2011-03-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2011-05-10
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 2, 2011 was 123,365,338.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Revenues	$527.1	$490.8	$1,390.8	$1,458.7

Cost of revenues	406.6	380.9	1,099.8	1,119.1
Selling, general and administrative expenses	66.9	60.0	195.3	171.8
Other expenses, net	2.5	1.5	7.2	8.4

Total expenses	476.0	442.4	1,302.3	1,299.3

Earnings from continuing operations before income taxes	51.1	48.4	88.5	159.4
Provision for income taxes	18.5	17.6	32.0	50.5

Net earnings from continuing operations	32.6	30.8	56.5	108.9
Loss from discontinued operations, net of tax benefit	(2.9)	(5.9)	(3.1)	(24.0)

Net earnings	$29.7	$24.9	$53.4	$84.9

Earnings per share:
Basic earnings per share from continuing operations	$0.26	$0.23	$0.45	$0.80
Basic loss per share from discontinued operations	(0.02)	(0.05)	(0.02)	(0.18)

Basic earnings per share	$0.24	$0.18	$0.43	$0.62

Diluted earnings per share from continuing operations	$0.25	$0.22	$0.44	$0.78
Diluted loss per share from discontinued operations	(0.02)	(0.04)	(0.02)	(0.17)

Diluted earnings per share	$0.23	$0.18	$0.42	$0.61

Weighted-average shares outstanding:
Basic	124.2	134.8	125.3	136.2
Diluted	128.2	138.8	128.8	139.6

Dividends declared per common share	$0.15	$0.14	$0.45	$0.42

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	March 31, 2011	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$151.3	$412.6
Accounts receivable, net of allowance for doubtful accounts of $2.1 and $2.0, respectively	395.3	354.3
Other current assets	128.1	101.7
Assets of discontinued operations	30.9	123.8

Total current assets	705.6	992.4
Property, plant and equipment, net	84.6	87.4
Other non-current assets	183.8	159.0
Goodwill	733.4	509.5
Intangible assets, net	146.0	46.1

Total assets	$1,853.4	$1,794.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$109.8	$91.3
Accrued expenses and other current liabilities	193.2	261.2
Deferred revenues	99.5	34.8
Short-term borrowings	440.0	—
Liabilities of discontinued operations	12.6	99.1

Total current liabilities	855.1	486.4
Long-term debt	124.2	324.1
Deferred taxes	59.0	56.2
Other non-current liabilities	71.3	72.8
Deferred revenues	51.5	47.8

Total liabilities	1,161.1	987.3

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 147.3 shares and 145.9 shares, respectively; outstanding, 122.3 shares and 129.2 shares, respectively	1.5	1.5
Additional paid-in capital	637.9	587.8
Retained earnings	544.6	546.9
Treasury stock—at cost, 25.0 shares and 16.7 shares, respectively	(510.6)	(327.7)
Accumulated other comprehensive income (loss)	18.9	(1.4)

Total stockholders’ equity	692.3	807.1

Total liabilities and stockholders’ equity	$1,853.4	$1,794.4

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net earnings	$53.4	$84.9
Adjustments to reconcile Net earnings to net cash flows provided by (used in) operating activities:
Loss from discontinued operations	3.1	24.0
Depreciation and amortization	40.5	30.3
Amortization of other assets	10.8	12.2
Deferred income taxes	(7.7)	(17.5)
Stock-based compensation expense	23.2	21.0
Excess tax benefits from the issuance of stock-based compensation awards	(0.5)	(2.9)
Other	2.4	4.8
Changes in operating assets and liabilities:
Current assets and liabilities:
(Increase) decrease in Accounts receivable	(27.8)	25.0
Increase in Other current assets	(30.5)	(53.8)
(Decrease) increase in Accounts payable	(0.6)	15.1
Decrease in Accrued expenses and other current liabilities	(61.9)	(27.0)
Increase in Deferred revenues	52.8	62.1
Non-current assets and liabilities:
Increase in Other non-current assets	(31.0)	(7.2)
Increase in Other non-current liabilities	12.7	9.8

Net cash flows provided by operating activities of continuing operations	38.9	180.8

Cash Flows From Investing Activities
Capital expenditures	(20.6)	(22.5)
Purchases of intangibles	(9.4)	(6.5)
Acquisitions, net of cash acquired	(293.3)	(11.3)

Net cash flows used in investing activities of continuing operations	(323.3)	(40.3)

Cash Flows From Financing Activities
Proceeds from Short-term borrowings	240.0	—
Other financing transactions	1.0	—
Dividends paid	(56.4)	(47.6)
Proceeds from exercise of stock options	26.5	40.0
Purchases of Treasury stock	(202.8)	(142.5)
Excess tax benefits from the issuance of stock-based compensation awards	0.5	2.9

Net cash flows provided by (used in) financing activities of continuing operations	8.8	(147.2)

Cash flows from discontinued operations:
Cash flows provided by operating activities	15.1	20.8
Cash flows (used in) provided by financing activities	(7.2)	8.9

Net cash provided by discontinued operations	7.9	29.7

Effect of exchange rate changes on Cash and cash equivalents	6.4	1.9

Net change in Cash and cash equivalents	(261.3)	24.9
Cash and cash equivalents, beginning of period	412.6	173.4
Cash and cash equivalents of discontinued operations, beginning of period	—	107.5

Cash and cash equivalents, end of period	151.3	305.8
Less Cash and cash equivalents from discontinued operations, end of period	—	127.9

Cash and cash equivalents of continuing operations, end of period	$151.3	$177.9

Supplemental disclosure of cash flow information:
Cash payments made for interest	$5.2	$5.3
Cash payments made for income taxes	$31.4	$82.5

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

(Tabular dollars in millions, except per share amounts)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge®” or the “Company”), a Delaware corporation, is a leading global provider of investor communication solutions and securities processing and operations outsourcing solutions to the financial services industry. The Company classifies its continuing operations into the following two reportable segments:

•

Investor Communication Solutions— A large portion of Broadridge’s Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge®, its innovative electronic proxy delivery and voting solution for institutional investors, helps ensure the participation of the largest stockholders of many companies. Broadridge also provides the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help its clients meet their regulatory compliance needs. In addition, Broadridge provides financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance its clients’ communications with investors. All of these communications are delivered in paper or electronic form. In fiscal year 2009, Broadridge introduced several new investor communication solutions. They are The Investor Network, Shareholder Forum and Virtual Shareholder Meeting solutions, and our data aggregation and data management solutions. In fiscal year 2010, Broadridge entered the transfer agency business through its acquisition of StockTrans, Inc., a leading provider of registrar, stock transfer and record-keeping services. In August 2010, Broadridge acquired NewRiver, Inc., a leader in mutual fund electronic investor disclosure solutions. In December 2010, Broadridge acquired Forefield, Inc., a leading provider of real-time sales, education, and client communication solutions for financial institutions and their advisors. In January 2011, Broadridge acquired Matrix Financial Solutions, Inc., an independent provider of mutual fund processing solutions for the defined contribution market.

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

B. Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”). These financial statements present the condensed consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “2010 Annual Report”) filed on August 12, 2010 with the Securities and Exchange Commission (the “SEC”). These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2011 and June 30, 2010, the results of its operations for the three and nine months ended March 31, 2011 and 2010 and its cash flows for the nine months ended March 31, 2011 and 2010.

C. Financial Instruments. Substantially all of the financial instruments of the Company other than Long-term debt are carried at fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. The carrying value of the Company’s short-term variable-rate term loan facility approximates fair value because these instruments reflect market changes to interest rates. The carrying value of the Company’s long-term fixed-rate senior notes represents the face value of the long-term fixed-rate senior notes net of the unamortized discount. The fair value of the Company’s long-term fixed-rate senior notes is based on quoted market prices.

D. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after March 31, 2011, through the date of issuance of these financial statements. During this period, the Company did not have any material subsequent events.

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

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This standard requires an entity to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. ASU No. 2010-29 is effective prospectively for business combinations that occur on or after the beginning of the first annual reporting period beginning after December 15, 2010. The Company does not expect that the adoption of ASU No. 2010-29 will have an impact on our consolidated results of operations, financial condition or cash flows.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented.

Diluted EPS reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and shares of restricted stock units have vested.

The computation of diluted EPS did not include 1.4 million and 2.7 million options to purchase Broadridge common stock for the three months ended March 31, 2011 and 2010, respectively, and 2.9 million and 4.3 million options to purchase Broadridge common stock for the nine months ended March 31, 2011 and 2010, respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Weighted-average shares outstanding:
Basic	124.2	134.8	125.3	136.2
Common stock equivalents	4.0	4.0	3.5	3.4

Diluted	128.2	138.8	128.8	139.6

NOTE 4. OTHER EXPENSES, NET

Other expenses, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Interest expense on borrowings	$2.5	$2.5	$7.3	$7.5
Interest income	(0.6)	(0.1)	(1.5)	(0.2)
Foreign currency exchange (gain) loss	0.4	(1.1)	0.9	0.4
Other, net	0.2	0.2	0.5	0.7

Other expenses, net	$2.5	$1.5	$7.2	$8.4

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

The following table sets forth the Company’s financial assets and liabilities at March 31, 2011 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$68.2	$—	$—	$68.2
Other current assets:
Available-for-sale equity securities	1.2	1.1	—	2.3
Other non-current assets:
Available-for-sale equity securities	—	15.9	—	15.9

Total	$69.4	$17.0	$—	$86.4

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

During the nine months ended March 31, 2011, the Company acquired three businesses in the Investor Communication Solutions segment. A summary of each acquisition is as follows:

NewRiver, Inc.

In August 2010, the Company acquired NewRiver, Inc. (“NewRiver”), a leader in mutual fund electronic investor disclosure solutions. The purchase price was $77.4 million, net of cash acquired. This acquisition of assets resulted in $43.9 million of goodwill. Intangible assets acquired, which totaled $27.3 million, consist primarily of customer relationships and software technology, which are being amortized over an eight-year and seven-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

Forefield, Inc.

In December 2010, the Company acquired Forefield, Inc. (“Forefield”), a leading provider of real-time sales, education and client communication solutions for financial institutions and their advisors. The purchase price was $18.3 million, net of cash acquired. This acquisition of assets resulted in $16.0 million of goodwill. Intangible assets acquired, which totaled $6.8 million, primarily consist of customer relationships and software technology that are being amortized over a seven-year and a five-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

Matrix Financial Solutions, Inc.

In January 2011, the Company acquired Matrix Financial Solutions, Inc. (“Matrix”). Matrix is a provider of mutual fund processing services for third party administrators, financial advisors, banks and wealth management professionals. Matrix’s back-office, trust, custody, trading and mutual fund settlement services will be integrated into Broadridge’s solution suite as part of Broadridge’s strategy to strengthen its role as a provider of data processing and distribution channel solutions to the mutual fund industry. The purchase price was $197.4 million, net of cash acquired.

This acquisition of assets resulted in $153.9 million of goodwill. Goodwill primarily resulted from the Company’s expectation of sales growth and cost synergies from the integration of Matrix’s technology and product offerings with the Company’s technology and operations to provide an expansion of products and market reach. Intangible assets acquired, which totaled $71.5 million, consist of customer relationships, software technology, trademarks and non-compete agreements, and are being amortized over a ten-year, seven-year, five-year and three-year life, respectively.

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

The results of the securities clearing business are included in Loss from discontinued operations, net of taxes, for all periods presented. The net assets associated with the securities clearing business, totaling $18.3 million and $24.7 million, have been reclassified to Assets of discontinued operations and Liabilities of discontinued operations as of March 31, 2011 and June 30, 2010, respectively.

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

The following summarized financial information related to the securities clearing business has been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Revenues	$0.3	$18.2	$1.3	$57.2

Loss from discontinued operations, before tax benefit	—	—	(0.3)	(0.2)
Income tax benefit	—	—	0.1	—

Net loss from discontinued operations, before impairment of assets	—	—	(0.2)	(0.2)
Net loss on disposal of assets of discontinued operations, net of tax benefit in the three and nine months ended March 31, 2011 of $1.8 and $1.8, respectively, and the three and nine months ended March 31, 2010 of $3.6 and $14.8, respectively	(2.9)	(5.9)	(2.9)	(23.8)

Loss from discontinued operations, net of tax benefit	$(2.9)	$(5.9)	$(3.1)	$(24.0)

The following assets and liabilities have been segregated and classified as Assets of discontinued operations and Liabilities of discontinued operations, as appropriate, in the Condensed Consolidated Balance Sheets as of March 31, 2011 and June 30, 2010, respectively. These assets and liabilities related to the securities clearing business described above, net to $18.3 million and $24.7 million at March 31, 2011 and June 30, 2010, respectively. The amounts presented below were adjusted to exclude intercompany receivables and payables between the business held for sale and the Company, which were excluded from the disposition.

	March 31, 2011	June 30, 2010
Assets
Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	$28.5	$67.0
Securities clearing receivables	2.4	52.5
Other assets	—	4.3

Total assets of discontinued operations	30.9	123.8

Liabilities
Accrued expenses and other current liabilities	4.0	21.7
Securities clearing payables	8.6	77.4

Total liabilities of discontinued operations	12.6	99.1

Net assets of discontinued operations	$18.3	$24.7

Securities clearing receivables/payables and segregated cash are in the process of being converted to cash since the close of the transaction. Upon final conversion, any excess cash will remain with the Company.

Regulatory Requirements

As a registered broker-dealer and member of the New York Stock Exchange (“NYSE”) and the Financial Industry Regulatory Authority (“FINRA”), Ridge is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”). Ridge computes its net capital under the alternative method permitted by Rule 15c3-1, which requires Ridge to maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The NYSE and FINRA may require a member firm to reduce its business if its net capital is less than 4% of aggregate debit items, or may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit items. At March 31, 2011, Ridge had net capital of $21.7 million, and exceeded the minimum requirements by $21.4 million.

NOTE 8. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	March 31,	June 30,
	2011	2010
Deferred client conversion and start-up costs	$120.6	$106.6
Note receivable	20.6	20.6
Long-term investments	18.3	15.4
Long-term broker fees	10.1	9.8
Other	14.2	6.6

Total	$183.8	$159.0

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

Changes in Goodwill, by segment, for the nine months ended March 31, 2011 are as follows:

	Investor Communication Solutions	Securities Processing Solutions	Total
Balance as of June 30, 2010	$303.1	$206.4	$509.5
Additions	213.8	—	213.8
Cumulative translation adjustments	0.1	10.0	10.1

Balance as of March 31, 2011	$517.0	$216.4	$733.4

During fiscal year 2011, the increase of $213.8 million in goodwill for the Investor Communication Solutions segment resulted from goodwill generated from acquisitions during the year of Matrix, $153.9 million, NewRiver, $43.9 million and Forefield, $16.0 million.

Intangible assets at original cost and accumulated amortization at March 31, 2011 and June 30, 2010 are as follows:

	March 31, 2011			June 30, 2010
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
Software and software licenses	$112.7	$(55.3)	$57.4	$71.3	$(46.2)	$25.1
Customer contracts and lists	94.6	(17.1)	77.5	31.7	(12.6)	19.1
Other intangibles	12.9	(1.8)	11.1	2.6	(0.7)	1.9

	$220.2	$(74.2)	$146.0	$105.6	$(59.5)	$46.1

NOTE 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	June 30,
	2011	2010
Employee compensation and benefits	$78.7	$101.9
Accrued broker fees	33.1	56.3
Accrued dividend payable	18.1	18.6
Accrued income taxes and other	63.3	84.4

Total	$193.2	$261.2

NOTE 11. BORROWINGS

The Company’s outstanding borrowings consisted of the following:

	Expiration Date	March 31, 2011	June 30, 2010
Short-term
Term loan facility (a)	March 2012	$200.0	$—
Revolving credit facility	March 2012	240.0	—

Total Short-term borrowings		440.0	—
Long-term
Term loan facility (a)	March 2012	—	200.0
Senior notes	June 2017	124.2	124.1

Total borrowings		$564.2	$324.1

(a)	Borrowing of $200.0 million on the Term loan facility was reclassified from Long-term debt to Short-term borrowings in the fiscal third quarter ended March 31, 2011, as the maturity is less than one year at March 31, 2011.

At March 31, 2011 and June 30, 2010, the Company was not aware of any instances of non-compliance with the financial covenants of its borrowings’ obligations.

The fair value of the fixed-rate senior notes at March 31, 2011 was $132.1 million based on quoted market prices. The carrying value of the variable-rate term loan facility approximates fair value. Amounts are due on the expiration dates listed above.

NOTE 12. STOCK-BASED COMPENSATION

The activity related to the Company’s incentive equity awards for the three months ended March 31, 2011 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options (c)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at December 31, 2010	15,572,986	$18.95	2,781,842	$18.20	1,030,112	$18.26
Granted	205,460	22.39	51,822	20.99	—	—
Exercise of stock options (a)	(904,687)	19.38	—	—	—	—
Vesting of restricted stock units	—	—	(43,877)	14.54	—	—
Expired/forfeited	(17,265)	20.38	(22,456)	17.00	—	—

Balances at March 31, 2011 (b)	14,856,494	$18.97	2,767,331	$18.32	1,030,112	$18.26

(a)	Stock options exercised during the period of January 1, 2011 through March 31, 2011 had an intrinsic value of $3.2 million.
(b)	As of March 31, 2011, the Company’s outstanding “in the money” stock options using the March 31, 2011 closing share price of $22.69 (approximately 8.7 million shares) had an aggregate intrinsic value of $25.0 million.
(c)	Options outstanding as of March 31, 2011 have a weighted-average remaining contractual life of 4.9 years and 12.5 million options are exercisable.

The activity related to the Company’s incentive equity awards for the nine months ended March 31, 2011 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2010	17,369,212	$19.33	1,884,170	$16.52	670,859	$16.45
Granted	205,460	22.39	1,001,385	21.58	359,253	21.64
Exercise of stock options (a)	(1,362,165)	19.00	—	—	—	—
Vesting of restricted stock units	—	—	(46,590)	14.18	—	—
Expired/forfeited	(1,356,013)	24.07	(71,634)	19.24	—	—

Balances at March 31, 2011	14,856,494	$18.97	2,767,331	$18.32	1,030,112	$18.26

(a)	Stock options exercised during the period of July 1, 2010 through March 31, 2011 had an intrinsic value of $4.9 million.

The Company has stock-based compensation plans under which stock option and restricted stock unit awards are granted annually. Exercise prices on options granted have been and continue to be set equal to the market price of the underlying shares on the date of the grant (except special stock option grants which have a premium strike price), with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $8.3 million and $7.7 million, respectively, as well as related tax benefits of $3.1 million and $2.9 million, respectively, were recognized in Earnings from continuing operations for the three months ended March 31, 2011 and 2010. Stock-based compensation expense of $23.2 million and $21.0 million, respectively, as well as related tax benefits of $8.7 million and $7.8 million, respectively, were recognized in Earnings from continuing operations for the nine months ended March 31, 2011 and 2010.

Stock-based compensation expense of $0.3 million, as well as related tax benefits of $0.1 million, was recognized in Earnings from discontinued operations for the three months ended March 31, 2010. Stock-based compensation expense of $0.8 million, as well as related tax benefits of $0.3 million, was recognized in Earnings from discontinued operations for the nine months ended March 31, 2010.

As of March 31, 2011, the total remaining unrecognized compensation cost related to unvested stock options and restricted stock unit awards amounted to $5.9 million and $31.6 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.7 years and 1.7 years, respectively.

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

NOTE 13. INCOME TAXES

The Company’s Provision for income taxes and effective tax rates for the three and nine months ended March 31, 2011 were $18.5 million and 36.2%, and $32.0 million and 36.2%, respectively, compared to $17.6 million and 36.3%, and $50.5 million and 31.7%, for the three and nine months ended March 31, 2010, respectively. The increase in our effective tax rates for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010 was primarily attributable to the one-time recognition in December 2009 of tax benefits associated with the release of a valuation allowance on a deferred tax asset for certain tax loss carryforwards.

NOTE 14. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company entered into a data center outsourcing services agreement with Automatic Data Processing, Inc. (“ADP”) before our spin-off from ADP in March 2007 under which ADP provides the Company with data center services consistent with the services provided to the Company immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the three months ended March 31, 2011 and 2010, the Company recorded $27.6 million and $26.2 million, respectively, of expenses in cost of revenues in the Condensed Consolidated Statements of Earnings related to these services. For the nine months ended March 31, 2011 and 2010, the Company recorded $82.1 million and $78.1 million, respectively, of expenses in cost of revenues in the Condensed Consolidated Statements of Earnings related to these services.

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM will provide certain aspects of the Company’s information technology infrastructure that are currently provided under a data center outsourcing services agreement with ADP. Under the IT Services Agreement, IBM will provide a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The Company expects that the migration of its data center processing from ADP to IBM will be completed by June 2012. The IT Services Agreement has an initial term of 11 years and ten months, expiring on January 31, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments under this agreement are $573.7 million through fiscal year 2022, the final year of the contract. For the three and nine months ended March 31, 2011, the Company did not record any expenses in the Condensed Consolidated Statements of Earnings related to these services.

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

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of March 31, 2011 and 2010. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

        As registered broker-dealers, the Company’s Ridge and Matrix subsidiaries are subject to regulations concerning many aspects of their businesses, including trade practices, capital structure, record retention, money laundering prevention, and the supervision of the conduct of directors, officers and employees. A failure by these regulated subsidiaries to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of regulatory authorization granted to allow the operation of their businesses or disqualification of their directors, officers or employees of such businesses. In addition, as a registered broker-dealer, Ridge is required to participate in the Securities Investor Protection Corporation (“SIPC”) for the benefit of the customers of our introducing broker-dealer clients in connection with our securities clearing services. On June 25, 2010, Broadridge completed the sale of the contracts of substantially all of Ridge’s securities clearing clients and is in the process of winding down the securities clearing business, which is expected to be substantially completed in fiscal year 2011. As the Company winds down that business, Ridge continues to perform securities clearing services on a limited basis. Until such wind down is complete, Ridge will continue to be subject to the regulatory requirements of a broker-dealer performing those functions. These regulations include the SEC’s customer protection rule, which protects both the customer funds and customer securities; the SEC’s hypothecation Rules 8c-1 and 15c2-1 regarding the borrowing and lending of our correspondents’ customers’ securities; Regulation T, which regulates the borrowing and lending of securities by broker-dealers; and Regulation SHO, which prohibits short sales in certain instances.

NOTE 15. COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net earnings	$29.7	$24.9	$53.4	$84.9
Foreign currency translation adjustments	5.5	(6.7)	18.3	0.1
Net unrealized gain on available-for-sale securities, net of taxes of $(2.0) and $(1.3) for the three and nine months ended March 31, 2011, respectively	3.3	—	2.1	—

Comprehensive income	$38.5	$18.2	$73.8	$85.0

NOTE 16. INTERIM FINANCIAL DATA BY SEGMENT

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

Segment results:

	Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Investor Communication Solutions	$368.9	$356.5	$942.5	$1,059.7
Securities Processing Solutions	153.9	133.6	441.7	397.5
Other	—	0.1	0.1	2.3
Foreign currency exchange	4.3	0.6	6.5	(0.8)

Total	$527.1	$490.8	$1,390.8	$1,458.7

	Earnings (Loss) from Continuing Operations before Income Taxes
	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Investor Communication Solutions	$30.1	$28.0	$39.1	$102.3
Securities Processing Solutions	27.1	24.5	67.3	73.5
Other	(9.1)	(5.0)	(24.3)	(18.4)
Foreign currency exchange	3.0	0.9	6.4	2.0

Total	$51.1	$48.4	$88.5	$159.4

********

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. These risks and uncertainties include those risk factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “2010 Annual Report”). Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this Quarterly Report on Form 10-Q and our 2010 Annual Report. These risks include:

•	the success of Broadridge Financial Solutions, Inc. (“Broadridge® “ or the “Company”) in retaining and selling additional services to its existing clients and in obtaining new clients;

•	the pricing of Broadridge’s products and services;

•	changes in laws and regulations affecting the investor communication services provided by Broadridge;

•	declines in participation and activity in the securities markets;

•	overall market and economic conditions and their impact on the securities markets;

•	any material breach of Broadridge security affecting its clients’ customer information;

•	the failure of our outsourced data center services provider to provide the anticipated levels of service;

•	any significant slowdown or failure of Broadridge’s systems or error in the performance of Broadridge’s services;

•	Broadridge’s failure to keep pace with changes in technology and demands of its clients;

•	the ability to attract and retain key personnel;

•	the impact of new acquisitions and divestitures; and

•	competitive conditions.

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

Investor Communication Solutions

A large portion of our Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge®, our innovative electronic proxy delivery and voting solution for institutional investors, helps ensure the participation of the largest stockholders of many companies. We also provide the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help our clients meet their regulatory compliance needs. In addition, we provide financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance our clients’ communications with investors. All of these communications are delivered in paper or electronic form. In fiscal year 2009, Broadridge introduced several new investor communication solutions. They are The Investor Network, Shareholder Forum and Virtual Shareholder Meeting solutions, and our data aggregation and data management solutions. In fiscal year 2010, Broadridge entered the transfer agency business through its acquisition of StockTrans, Inc., a leading provider of registrar, stock transfer and record-keeping services. In August 2010, Broadridge acquired NewRiver, Inc., a leader in mutual fund electronic investor disclosure solutions. In December 2010, Broadridge acquired Forefield, Inc., a leading provider of real-time sales, education, and client communication solutions for financial institutions and their advisors. In January 2011, Broadridge acquired Matrix Financial Solutions, Inc., an independent provider of mutual fund processing solutions for the defined contribution market.

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

Results of Continuing Operations

The following discussions of Analysis of Condensed Consolidated Continuing Operations and Analysis of Reportable Segments refer to the three and nine months ended March 31, 2011 compared to the three and nine months ended March 31, 2010. The following discussions of the Company’s results of continuing operations exclude the results related to the securities clearing business. This business is segregated from continuing operations and included in discontinued operations for all periods presented. The Analysis of Condensed Consolidated Continuing Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Condensed Consolidated Statements of Earnings.

Analysis of Condensed Consolidated Continuing Operations

	Three Months Ended March 31,
			Change
	2011	2010	$	%
	($ in millions)
Revenues	$527.1	$490.8	$36.3	7

Cost of revenues	406.6	380.9	25.7	7
Selling, general and administrative expenses	66.9	60.0	6.9	12
Other expenses, net	2.5	1.5	1.0	67

Total expenses	476.0	442.4	33.6	8

Earnings from continuing operations before income taxes	51.1	48.4	2.7	6
Margin	9.7%	9.9%		(0.2	) pts

Provision for income taxes	18.5	17.6	0.9	5
Effective tax rate	36.2%	36.3%		(0.1	) pts

Net earnings from continuing operations	$32.6	$30.8	$1.8	6

Basic Earnings per share from continuing operations	$0.26	$0.23	$0.03	13
Diluted Earnings per share from continuing operations	$0.25	$0.22	$0.03	14

	Nine Months Ended March 31,
			Change
	2011	2010	$	%
	($ in millions)
Revenues	$1,390.8	$1,458.7	$(67.9)	(5)

Cost of revenues	1,099.8	1,119.1	(19.3)	(2)
Selling, general and administrative expenses	195.3	171.8	23.5	14
Other expenses, net	7.2	8.4	(1.2)	(14)

Total expenses	1,302.3	1,299.3	3.0	—

Earnings from continuing operations before income taxes	88.5	159.4	(70.9)	(44)
Margin	6.4%	10.9%		(4.5	) pts

Provision for income taxes	32.0	50.5	(18.5)	(37)
Effective tax rate	36.2%	31.7%		4.5	pts

Net earnings from continuing operations	$56.5	$108.9	$(52.4)	(48)

Basic Earnings per share from continuing operations	$0.45	$0.80	$(0.35)	(44)
Diluted Earnings per share from continuing operations	$0.44	$0.78	$(0.34)	(44)

Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010

Revenues. Revenues for the three months ended March 31, 2011 were $527.1 million, an increase of $36.3 million, or 7%, compared to $490.8 million for the three months ended March 31, 2010. The 7% increase was driven by higher fee revenues of $51.5 million, by a positive contribution from recurring revenues of $58.8 million reflecting gains from acquisitions and the Penson transaction, internal growth, sales less losses (referred to as “Net New Business”), and the favorable impact of foreign currency exchange rates of $3.7 million. The increase in fee revenues was partially offset by lower event-driven revenues which declined by $11.0 million mainly due to a decline in mutual fund proxy revenues. Distribution revenues also reduced revenues by $15.2 million primarily due to the decrease in event-driven mutual fund proxy revenues.

Included in the preceding three-month Revenues discussion and the following nine-month Revenues discussion, are revenues derived from sales, a component of Net New Business. A sale is considered closed when the Company has received the signed client contract. For any services that do not require a contract, the sale is considered closed when the services are in production. For recurring revenue closed sales, the amount of the closed sale is generally a reasonable estimate of annual revenues based on client volumes or activity, excluding pass-through revenues such as distribution revenues. Event-driven revenue closed sales occur in our Investor Communication Solutions segment. The amount of the event-driven revenue closed sale is generally a reasonable estimate of production revenues based on client volumes or activity, excluding pass-through revenues such as distribution revenues. Larger recurring revenue closed sales can take up to 12 to 24 months to convert to revenues, particularly for the services provided by our Securities Processing Solutions segment. The majority of event-driven revenue closed sales are usually recognized during the year the contract is signed.

Closed sales for the three months ended March 31, 2011 were $19.9 million, a decrease of $21.8 million, or 52%, compared to $41.7 million for the three months ended March 31, 2010. Recurring revenue closed sales for the three months ended March 31, 2011 were $19.6 million, a decrease of $9.1 million, or 32%, compared to $28.7 million for the three months ended March 31, 2010. Event-driven revenue closed sales for the three months ended March 31, 2011 were $0.3 million, a decrease of $12.7 million, or 98%, compared to $13.0 million for the three months ended March 31, 2010, primarily due to lower mutual fund proxy and fulfillment sales.

Nine Months Ended March 31, 2011 versus Nine Months Ended March 31, 2010

Revenues. Revenues for the nine months ended March 31, 2011 were $1,390.8 million, a decrease of $67.9 million, or 5%, compared to $1,458.7 million for the nine months ended March 31, 2010. The 5% decrease was driven by lower distribution revenues which declined by $79.6 million primarily due to a decrease in related event-driven fee revenues, partially offset by an increase in fee revenues of $11.7 million. The increase in fee revenues of $11.7 million was driven by a positive contribution from recurring revenues of $99.7 million reflecting gains from acquisitions and the Penson transaction, Net New Business, internal growth, and the favorable impact of foreign currency exchange rates of $7.3 million. This increase in fee revenues was mostly offset by a $95.3 million decline in event-driven fee revenues, from $227.0 million to $131.7 million. The decline in event-driven fee revenues was mainly the result of a decrease in mutual fund proxy revenues when compared to the record level of mutual fund proxy revenues for the comparable period in the prior fiscal year as discussed in more detail below under “Analysis of Reportable Segments – Investor Communication Solutions.”

Closed sales for the nine months ended March 31, 2011 were $91.8 million, a decrease of $38.0 million, or 29%, compared to $129.8 million for the nine months ended March 31, 2010. Recurring revenue closed sales for the nine months ended March 31, 2011 were $71.6 million, a decrease of $12.4 million, or 15%, compared to $84.0 million for the nine months ended March 31, 2010. Excluding the two large recurring revenue sales that are described below, recurring revenue closed sales for the nine months ended March 31, 2011 were $49.4 million, essentially unchanged, compared to $49.2 million for the nine months ended March 31, 2010. During the nine months ended March 31, 2010, our Investor Communication Solutions segment closed a transaction reporting recurring revenue sale with Morgan Stanley Smith Barney LLC (“MSSB”) for $34.8 million. During the nine months ended March 31, 2011, our Securities Processing Solutions segment closed a recurring revenue sale with a large global institutional bank for equity and fixed income trade processing services of $22.2 million. Event-driven revenue closed sales for the nine months ended March 31, 2011 were $20.2 million, a decrease of $25.6 million, or 56%, compared to $45.8 million for the nine months ended March 31, 2010, primarily due to lower mutual fund proxy and fulfillment closed sales.

Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010

Total Expenses. Total expenses for the three months ended March 31, 2011 were $476.0 million, an increase of $33.6 million, or 8%, compared to $442.4 million for the three months ended March 31, 2010. The increase reflects higher Cost of revenues of $25.7 million, or 7%, a $6.9 million, or 12% increase in Selling, general and administrative expenses and a $1.0 million increase in Other expenses, net.

Cost of revenues for the three months ended March 31, 2011 were $406.6 million, an increase of $25.7 million, or 7%, compared to $380.9 million for the three months ended March 31, 2010. The increase reflects higher costs related to the integration of acquisitions, partially offset by lower distribution costs related to lower distribution revenues. Distribution cost of revenues for the three months ended March 31, 2011 were $143.3 million, a decrease of $13.8 million, or 9%, compared to $157.1 million for the three months ended March 31, 2010. Distribution cost of revenues consists primarily of postage related expenses. Fluctuations in foreign currency exchange rates increased Cost of revenues by $1.2 million.

Selling, general and administrative expenses for the three months ended March 31, 2011 were $66.9 million, an increase of $6.9 million, or 12%, compared to $60.0 million for the three months ended March 31, 2010. The 12% increase is primarily due to increased costs related to acquisitions of $6.5 million.

Other (income) expenses, net for the three months ended March 31, 2011 were $2.5 million, an increase of $1.0 million, compared to $1.5 million for the three months ended March 31, 2010. The increase reflects higher foreign currency exchange loss of $1.5 million, partially offset by higher interest income of $0.5 million.

Nine Months Ended March 31, 2011 versus Nine Months Ended March 31, 2010

Total Expenses. Total expenses for the nine months ended March 31, 2011 were $1,302.3 million, a increase of $3.0 million compared to $1,299.3 million for the nine months ended March 31, 2010. The increase reflects higher Selling, general and administrative expenses of $23.5 million, or 14%, mostly offset by lower Cost of revenues of $19.3 million, or 2%, and lower Other expenses, net of $1.2 million.

Cost of revenues for the nine months ended March 31, 2011 were $1,099.8 million, a decrease of $19.3 million, or 2%, compared to $1,119.1 million for the nine months ended March 31, 2010. The decrease reflects lower distribution costs related to lower distribution revenues, mostly offset by the integration of the MSSB business and acquisitions. Distribution cost of revenues for the nine months ended March 31, 2011 were $386.1 million, a decrease of $73.4 million, or 16%, compared to $459.5 million for the nine months ended March 31, 2010. Distribution cost of revenues consists primarily of postage related expenses. Fluctuations in foreign currency exchange rates increased Cost of revenues by $2.7 million.

Selling, general and administrative expenses for the nine months ended March 31, 2011 were $195.3 million, an increase of $23.5 million, or 14%, compared to $171.8 million for the nine months ended March 31, 2010. The 14% increase is primarily due to increased costs related to acquisitions of $16.1 million and strategic initiatives and investments.

Other (income) expenses, net for the nine months ended March 31, 2011 were $7.2 million, a decrease of $1.2 million, compared to $8.4 million for the nine months ended March 31, 2010. The decrease is mainly the result of higher interest income.

Three and Nine Months Ended March 31, 2011 versus Three and Nine Months Ended March 31, 2010

Earnings from Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes for the three months ended March 31, 2011 were $51.1 million, an increase of $2.7 million, or 6%, compared to $48.4 million for the three months ended March 31, 2010. The increase is mainly due to higher revenues which more than offset the increase in Total expenses. Overall margin decreased from 9.9% to 9.7% for the three months ended March 31, 2010 compared to the three months ended March 31, 2011, respectively, as a result of the decline in event-driven mutual fund proxy revenues.

Earnings from continuing operations before income taxes for the nine months ended March 31, 2011 were $88.5 million, a decrease of $70.9 million, or 44%, compared to $159.4 million for the nine months ended March 31, 2010. The decrease is mainly due to the decline in event-driven mutual fund proxy revenues which declined by $95.3 million, from $227.0 million to $131.7 million. Overall margin decreased from 10.9% to 6.4% for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2011, respectively, as a result of the decline in event-driven mutual fund proxy revenues.

Provision for Income Taxes. Our Provision for income taxes and effective tax rates for the three and nine months ended March 31, 2011 were $18.5 million and 36.2%, and $32.0 million and 36.2%, respectively, compared to $17.6 million and 36.3%, and $50.5 million and 31.7%, for the three and nine months ended March 31, 2010, respectively. The increase in our effective tax rates for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010 was primarily attributable to the one-time recognition in December 2009 of tax benefits associated with the release of a valuation allowance on a deferred tax asset for certain tax loss carryforwards.

Net Earnings from Continuing Operations and Basic and Diluted Earnings per Share from Continuing Operations. Net earnings from continuing operations for the three months ended March 31, 2011 were $32.6 million, an increase of $1.8 million, or 6%, compared to $30.8 million for the three months ended March 31, 2010. The increase in Net earnings from continuing operations reflects higher recurring revenues, partially offset by the decline in event-driven mutual fund proxy revenues.

Net earnings from continuing operations for the nine months ended March 31, 2011 were $56.5 million, a decrease of $52.4 million, or 48%, compared to $108.9 million for the nine months ended March 31, 2010. The decrease in Net earnings from continuing operations reflects a higher effective tax rate and the decline in event-driven mutual fund proxy revenues.

Basic and diluted earnings per share from continuing operations for the three months ended March 31, 2011 were $0.26, an increase of $0.03, or 13%, and $0.25, an increase of $0.03, or 14%, respectively, compared to $0.23 and $0.22 for the three months ended March 31, 2010, respectively.

Basic and diluted earnings per share from continuing operations for the nine months ended March 31, 2011 were $0.45, a decrease of $0.35, or 44%, and $0.44, a decrease of $0.34, or 44%, respectively, compared to $0.80 and $0.78 for the nine months ended March 31, 2010, respectively.

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

Revenues

	Three Months Ended March 31,					Nine Months Ended March 31,
			Change					Change
	2011	2010	$	%		2011	2010	$	%
	($ in millions)					($ in millions)
Investor Communication Solutions	$368.9	$356.5	$12.4	3		$942.5	$1,059.7	$(117.2)	(11)
Securities Processing Solutions	153.9	133.6	20.3	15		441.7	397.5	44.2	11
Other	—	0.1	(0.1)	NM	*	0.1	2.3	(2.2)	(96)
Foreign currency exchange	4.3	0.6	3.7	NM	*	6.5	(0.8)	7.3	NM *

Total	$527.1	$490.8	$36.3	7		$1,390.8	$1,458.7	$(67.9)	(5)

*	Not Meaningful

Earnings (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended March 31,					Nine Months Ended March 31,
			Change					Change
	2011	2010	$	%		2011	2010	$	%
	($ in millions)					($ in millions)
Investor Communication Solutions	$30.1	$28.0	$2.1	8		$39.1	$102.3	$(63.2)	(62)
Securities Processing Solutions	27.1	24.5	2.6	11		67.3	73.5	(6.2)	(8)
Other	(9.1)	(5.0)	(4.1)	(82)		(24.3)	(18.4)	(5.9)	(32)
Foreign currency exchange	3.0	0.9	2.1	NM	*	6.4	2.0	4.4	NM *

Total	$51.1	$48.4	$2.7	6		$88.5	$159.4	$(70.9)	(44)

*	Not Meaningful

Investor Communication Solutions

Revenues. Fee revenues in our Investor Communication Solutions segment are derived from both recurring and event-driven activity. In addition, the level of recurring and event-driven activity we process directly impacts our distribution revenues. While event-driven activity is highly repeatable, it does not recur on a regular basis. The types of services we provide that comprise event-driven activity are:

•

Mutual Fund Proxy: The proxy and related services we provide to mutual funds when certain events occur requiring a shareholder vote including changes in directors, sub-advisors, fee structures, investment restrictions, and mergers of funds.

•

Mutual Fund Communications and Pre-sale Fulfillment: Mutual fund communications services consist primarily of the distribution on behalf of mutual funds of supplemental information required to be provided to the annual mutual fund prospectus as a result of certain triggering events such as a change in portfolio managers. In addition, mutual fund communications consist of notices and marketing materials such as newsletters. Pre-sale fulfillment primarily relates to the distribution on behalf of broker-dealers, mutual funds and 401(k) administrators of marketing literature and other investor information.

•

Proxy Contests and Specials, Corporate Actions, and Other: The proxy services we provide in connection with shareholder meetings driven by special events such as proxy contests, mergers and acquisitions, and tender/exchange offers.

Our event-driven fee revenues are based on the number of special events and corporate transactions we process. These events are impacted by financial market conditions and regulatory compliance requirements, resulting in fluctuations in the timing and levels of event-driven activity. As such, the timing and level of event-driven activity and its potential impact on our revenues and earnings is difficult to forecast.

Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. During fiscal year 2010, the Company processed a record level of mutual fund proxy activity. In contrast, during the nine months ended March 31, 2011, mutual fund proxy fee revenues were 75% lower than in the comparable period in fiscal year 2010. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of our fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future. However, the level of volatility experienced between our 2010 fiscal year and the current fiscal year was greater than we have experienced in prior years.

Investor Communication Solutions segment’s Revenues for the three months ended March 31, 2011 were $368.9 million, an increase of $12.4 million, or 3%, compared to $356.5 million for the three months ended March 31, 2010. The 3% increase was driven by higher recurring revenues primarily from acquisitions. These increases were partially offset by lower event-driven mutual fund proxy revenues which declined by $11.0 million, from $62.3 million to $51.3 million, and related distribution revenues. Distribution revenues for the three months ended March 31, 2011 were $159.7 million, a decrease of $15.3 million, or 9%, compared to $175.0 million for the three months ended March 31, 2010. Position growth, a key measure in the number of pieces processed, was essentially unchanged for annual equity proxy and a positive 8% for mutual fund interim communications. Equity proxy position growth in the third quarter historically has not been an accurate measure of the full year trend due to the seasonality of the business. The number of pieces processed decreased 6%, from 297.1 million pieces to 279.9 million pieces, driven primarily by the decline in event-driven mutual fund proxy activity.

Investor Communication Solutions segment’s Revenues for the nine months ended March 31, 2011 were $942.5 million, a decrease of $117.2 million, or 11%, compared to $1,059.7 million for the nine months ended March 31, 2010. The 11% decrease was primarily driven by lower event-driven mutual fund proxy revenues which declined by $95.3 million, from $227.0 million to $131.7 million, and related distribution revenues. The decline in event-driven fee revenues was mainly the result of a decrease in mutual fund proxy activity when compared to the record level of mutual fund proxy activity for the comparable period in the prior fiscal year. These declines were partially offset by recurring revenues from acquisitions and Net New Business in transaction reporting mainly as a result of the MSSB transaction. Distribution revenues for the nine months ended March 31, 2011 were $432.0 million, a decrease of $79.6 million, or 16%, compared to $511.6 million for the nine months ended March 31, 2010. Position growth, a key measure in the number of pieces processed, was negative 1% for annual equity proxy and a positive 9% for mutual fund interim communications. Equity proxy position growth in the first three quarters historically has not been an accurate measure of the full year trend due to the seasonality of the business. The number of pieces processed decreased 16%, from 843.6 million pieces to 712.6 million pieces, driven primarily by the decline in event-driven mutual fund proxy activity.

Earnings from Continuing Operations before Income Taxes. Earnings from Continuing Operations before income taxes for the three months ended March 31, 2011 were $30.1 million, an increase of $2.1 million, compared to $28.0 million for the three months ended March 31, 2010, mainly due to higher recurring revenues, partially offset by the decline in mutual fund proxy revenues. Margin increased by 0.3 percentage points to 8.2% as a result of higher recurring revenues, partially offset by the decline in mutual fund proxy revenues.

Earnings from Continuing Operations before income taxes for the nine months ended March 31, 2011 were $39.1 million, a decrease of $63.2 million, compared to $102.3 million for the nine months ended March 31, 2010. The decrease is mainly due to the decline in event-driven mutual fund proxy revenues of $95.3 million, from $227.0 million to $131.7 million. Margin decreased by 5.6 percentage points to 4.1% as a result of the decline in event-driven mutual fund proxy revenues and related distribution revenues.

Securities Processing Solutions

Revenues. Securities Processing Solutions segment’s Revenues for the three months ended March 31, 2011 were $153.9 million, an increase of $20.3 million, or 15%, compared to $133.6 million for the three months ended March 31, 2010. Revenues from new business, internal growth, and acquisitions were partially offset by the carryover impact of the prior fiscal year’s client losses and concessions. Internal growth was driven by higher fixed income and equity trade volumes. Excluding the Penson outsourcing services agreement and the City Networks, Ltd acquisition, Revenues increased $7.6 million, or 6%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Securities Processing Solutions segment’s Revenues for the nine months ended March 31, 2011 were $441.7 million, an increase of $44.2 million, or 11%, compared to $397.5 million for the nine months ended March 31, 2010. Revenues from new business, internal growth, and acquisitions were partially offset by the carryover impact of the prior fiscal year’s client losses and concessions. Internal growth was driven by higher fixed income and equity trade volumes. Excluding the Penson outsourcing services agreement and the City Networks, Ltd acquisition, Revenues increased $8.7 million, or 2%, for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010.

Earnings from Continuing Operations before Income Taxes. Earnings from Continuing Operations before income taxes for the three months ended March 31, 2011 were $27.1 million, an increase of $2.6 million, or 11%, compared to $24.5 million for the three months ended March 31, 2010. Margin decreased by 0.7 percentage points to 17.6% for the three months ended March 31, 2011. Excluding the Penson outsourcing services agreement and the City Networks, Ltd acquisition, Earnings from continuing operations and margin increased to $29.9 million and 21.2%, respectively, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Earnings from Continuing Operations before income taxes for the nine months ended March 31, 2011 were $67.3 million, a decrease of $6.2 million, or 8%, compared to $73.5 million for the nine months ended March 31, 2010. Margin decreased by 3.3 percentage points to 15.2% for the nine months ended March 31, 2011. Excluding the Penson outsourcing services agreement and the City Networks, Ltd acquisition, Earnings from continuing operations and margin increased to $79.0 million and 19.4%, respectively, for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010.

Other

Revenues. Other segment Revenues for the three months ended March 31, 2011 was essentially unchanged, compared to $0.1 million for the three months ended March 31, 2010.

Other segment Revenues for the nine months ended March 31, 2011 were $0.1 million, a decrease of $2.2 million, compared to $2.3 million for the nine months ended March 31, 2010 driven by one-time, non-recurring revenues during the nine months ended March 31, 2010.

Loss from Continuing Operations before Income Taxes. Loss from Continuing Operations before income taxes was $9.1 million for the three months ended March 31, 2011, an increase of $4.1 million, compared to a $5.0 million loss from continuing operations before income taxes for the three months ended March 31, 2010. The increased loss was primarily due to one-time, non-recurring costs during the three months ended March 31, 2011.

Loss from Continuing Operations before income taxes was $24.3 million for the nine months ended March 31, 2011, an increase of $5.9 million, compared to a $18.4 million loss from continuing operations before income taxes for the nine months ended March 31, 2010. The increased loss was primarily due to one-time, non-recurring costs and increased costs related to strategic initiatives and investments during the nine months ended March 31, 2011.

Financial Condition, Liquidity and Capital Resources

At March 31, 2011, Cash and cash equivalents were $151.3 million and Total stockholders’ equity was $691.6 million. At March 31, 2011, net working capital was $(149.5) million, compared to $506.0 million at June 30, 2010.

At March 31, 2011, the Company had $440.0 million outstanding Short-term Borrowings, consisting of $200.0 million under our term loan facility, and $240.0 million under our revolving credit facility. During the three months ended March 31, 2011, the Company reclassified the $200.0 million term loan facility borrowing and the $240.0 million revolving credit facility borrowing from long-term debt to short-term borrowings, as the maturity date for each was less than one year at March 31, 2011, respectively. Management intends to refinance the revolving credit facility debt in the first fiscal quarter of fiscal year 2012, and the term-loan facility prior to maturity.

Borrowings under the term loan facility bear interest at LIBOR plus 40 to 90 basis points based on debt ratings at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 40 basis points as of March 31, 2011. The weighted-average interest rates on the five-year term loan facility were 0.71% and 0.77% during the three and nine months ended March 31, 2011.

Borrowings under the revolving credit facility bear interest at LIBOR plus 27 to 75 basis points based on debt ratings at the time of borrowing. The revolving credit facility was subject to interest at LIBOR plus 27 basis points as of March 31, 2011. The weighted-average interest rates on the five-year revolving credit facility were 0.54% and 0.54% during the three and nine months ended March 31, 2011.

At March 31, 2011, the Company had $124.2 million outstanding Long-term debt, consisting of unsecured senior notes of $124.2 million principal amount. The senior notes are unsecured obligations of Broadridge and rank equally in right of payment with other unsecured and unsubordinated obligations of Broadridge. Interest is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%.

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

Cash Flows

Net cash flows provided by operating activities from continuing operations were $38.9 million for the nine months ended March 31, 2011 compared to $180.8 million net cash flows provided by operating activities during the nine months ended March 31, 2010. The decrease is primarily due to a decline in net earnings of $31.5 million and an increase in working capital of $89.4 million driven by the timing of collection of receivables and vendor payments.

Net cash flows used in investing activities of continuing operations for the nine months ended March 31, 2011 were $323.3 million, an increase of $283.0 million compared to $40.3 million net cash flows used in investing activities of continuing operations for the nine months ended March 31, 2010. The increase primarily reflects higher spending of $282.0 million on acquisitions during the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010, and higher purchases of intangible assets of $2.9 million.

Net cash flows provided by financing activities of continuing operations for the nine months ended March 31, 2011 were $8.8 million, an increase of $156.0 million compared to $147.2 million net cash flows used in financing activities of continuing operations for the nine months ended March 31, 2010. The increased cash provided by financing activities in the nine months ended March 31, 2011 reflects $240.0 million in proceeds from Short-term borrowings, partially offset by an increase in the purchases of common stock of $60.3 million in the current period, a decrease in proceeds from the exercise of stock options of $13.5 million in the current period and an increase in dividends paid of $8.8 million in the current period.

Liquidity Risk

Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we fail to renew any of the credit facilities on or before their renewal dates or if we fail to meet certain ratios.

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

Income Taxes

Our Provision for income taxes and effective tax rates for the three and nine months ended March 31, 2011 were $18.5 million and 36.2%, and $32.0 million and 36.2%, respectively, compared to $17.6 million and 36.3%, and $50.5 million and 31.7%, for the three and nine months ended March 31, 2010, respectively. The increase in our effective tax rates for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010 was primarily attributable to the one-time recognition in December 2009 of tax benefits associated with the release of a valuation allowance on a deferred tax asset for certain tax loss carryforwards.

Contractual Obligations

        The Company entered into a data center outsourcing services agreement with Automatic Data Processing, Inc. (“ADP”) before our spin-off from ADP in March 2007 under which ADP provides the Company with data center services consistent with the services provided to the Company immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the three months ended March 31, 2011 and 2010, the Company recorded $27.6 million and $26.2 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services. For the nine months ended March 31, 2011 and 2010, the Company recorded $82.1 million and $78.1 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services.

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM will provide certain aspects of the Company’s information technology infrastructure that are currently provided under a data center outsourcing services agreement with ADP. Under the IT Services Agreement, IBM will provide a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The Company expects that the migration of its data center processing from ADP to IBM will be completed by June 2012. The IT Services Agreement has an initial term of 11 years and ten months, expiring on January 31, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments under this agreement are $573.7 million through fiscal year 2022, the final year of the contract. For the three and nine months ended March 31, 2011, the Company did not record any expenses in the Condensed Consolidated Statements of Earnings related to these services.

Other Commercial Agreements

In addition, immediately prior to the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest at LIBOR plus 250 basis points. There were no outstanding borrowings under these lines of credit at March 31, 2011.

Off-balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at March 31, 2011 or at June 30, 2010. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

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

At March 31, 2011, $440.0 million of our total $564.2 million outstanding debt is based on floating interest rates. Our term loan facility had $200.0 million outstanding at March 31, 2011. The interest rate is based on LIBOR plus 40 to 90 basis points based on our debt rating at the time of borrowing. The term loan facility was subject to interest at LIBOR plus 40 basis points as of March 31, 2011. The weighted-average interest rate was 0.71% and 0.77% during the three and nine months ended March 31, 2011. Our revolving credit facility had $240.0 million outstanding at March 31, 2011. The interest rate is based on LIBOR plus 27 to 75 basis points based on our debt rating at the time of borrowing. The revolving credit facility was subject to interest at LIBOR plus 27 basis points as of March 31, 2011. The weighted-average interest rate was 0.54% and 0.54% during the three and nine months ended March 31, 2011.

Item 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2011 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A. to Part I in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed on August 12, 2010. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2010 Annual Report on Form 10-K. We have revised the following risk factors disclosed in the “Risk Factors” section of our 2010 Annual Report on Form 10-K:

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

Our Investor Communication Solutions and Securities Processing Solutions businesses are generally not directly subject to federal, state, or foreign laws and regulations that are specifically applicable to financial institutions. However, as a provider of services to financial institutions and issuers of securities, our services are particularly sensitive to changes in laws and regulations governing our clients and the securities markets. On July 14, 2010, the SEC voted unanimously to issue the Concept Release for public comment. The Concept Release focuses on a wide range of topics related to the U.S. proxy system. The Concept Release is organized by the three general topics on which the SEC is seeking public input: (1) ensuring the accuracy, transparency, and efficiency of the voting process, (2) enhancing shareholder communication and participation, and (3) addressing the relationship between voting power and economic interest. The comment period on the Concept Release ended on October 20, 2010. The SEC may, but is not necessarily required to, engage in rulemaking with respect to the topics addressed by the Concept Release. It is too early in the process for the Company to make a determination as to whether there will be any modifications made to the current proxy system, and if so, what impact, if any, any such modifications to the current proxy system will have on our business. However, as with any regulatory change, we may have to incur additional costs to adapt our business to possible modifications in the proxy system that could result from the rulemaking process initiated by the Concept Release. In September 2010, the NYSE formed the Proxy Fee Advisory Committee made up of issuers, broker-dealers and investors to review the NYSE proxy distribution fees. The committee has not taken any action but their recommendations could result in the NYSE submitting a rule change proposal to the SEC.

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

In addition, our operations outsourcing, mutual fund processing and transfer agency solutions as well as the entities providing those services are subject to regulatory oversight. Our provision of these services must comply with applicable rules and regulations of the SEC, FINRA, various stock exchanges, state securities commissions, and other regulatory bodies charged with safeguarding the integrity of the securities markets and other financial markets and protecting the interests of investors participating in these markets. If we fail to comply with any applicable regulations in performing those services, we could lose our clients, be subject to suits for breach of contract or to governmental proceedings, censures and fines, our reputation could be harmed and we could be limited in our ability to obtain new clients. Our ability to comply with these regulations depends largely upon the establishment and maintenance of an effective compliance system which can be time consuming and costly, as well as our ability to attract and retain qualified compliance personnel. In addition, the future enactment of more restrictive laws or rules with respect to the services provided by our regulated subsidiaries could have an adverse impact on the financial performance of those businesses. Furthermore, regulatory approval may be required before expansion of these business activities. We may not be able to obtain the necessary regulatory approvals for any desired expansion. Even if approvals are obtained, they may impose restrictions on our business and could require us to incur significant compliance costs or adversely affect the development of business activities in affected markets.

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

The failure to properly perform our investor communications, securities processing, or operations outsourcing services could result in our clients and/or certain of our subsidiaries being subjected to censures, fines, or other sanctions by applicable regulatory authorities, and we could be liable to parties who are financially harmed by those errors. Our liability risk is anticipated in our services agreements with our clients and our insurance coverage. However, we may not be adequately protected against all possible losses through the terms of our services agreements and our insurance coverage. In addition, such errors could cause us to lose revenues, lose clients or damage our reputation.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our third fiscal quarter ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans (1)
January 1, 2011 – January 31, 2011	—	$—	—	—
February 1, 2011 – February 28, 2011	2,348,434	22.94	2,348,434	9,224,488
March 1, 2011 – March 31, 2011	1,289,249	22.61	1,289,249	7,935,239

Total	3,637,683	$22.82	3,637,683	7,935,239

(1)	On June 7, 2010, the Board of Directors authorized a stock repurchase plan for the repurchase of up to 10 million shares of the Company’s common stock. During the fiscal quarter ended March 31, 2011, the Company repurchased the remaining 1,572,922 shares of common stock authorized under this plan at an average price of $22.95.

On August 11, 2010, the Board of Directors authorized a stock repurchase plan for the repurchase of up to 10 million shares of the Company’s common stock. During the fiscal quarter ended March 31, 2011, the Company repurchased 2,064,761 shares of common stock under this plan at an average price per share of $22.73.

At March 31, 2011, there were 7,935,239 shares remaining for repurchase under the August 11, 2010 stock repurchase plan.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and nine months ended March 31, 2011 and 2010, (ii) condensed consolidated balance sheets as of March 31, 2011 and June 30, 2010, (iii) condensed consolidated statements of cash flows for the nine months ended March 31, 2011 and 2010, and (iv) the notes to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: May 10, 2011	By:	/S/ DAN SHELDON
Dan Sheldon
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)