Form 10-K
period 2011-06-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2011-08-12
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value, as of December 31, 2010, of common stock held by non-affiliates of the registrant was approximately $2,723,177,487.

As of July 29, 2011, there were 123,553,696 shares of the registrant’s common stock outstanding (excluding 26,235,899 shares held in treasury), par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within

120 days after the fiscal year end of June 30, 2011 are incorporated by reference into Part III.

PART I.

Forward-Looking Statements

This Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. In particular, information appearing under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:

•	the success of Broadridge Financial Solutions, Inc. (“Broadridge®” or the “Company”) in retaining and selling additional services to its existing clients and in obtaining new clients;

•

Broadridge’s reliance on a relatively small number of clients, the continued financial health of those clients, and the continued use by such clients of Broadridge’s services with favorable pricing terms;

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this Annual Report on Form 10-K for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.

All forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

ITEM 1.	Business

Overview

Broadridge is a leading global provider of technology solutions to the financial services industry. Our systems and services include investor communication solutions, and securities processing and operations outsourcing solutions. In short, we provide the infrastructure that helps the financial services industry operate. With more than 40 years of experience, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities.

We serve a large and diverse client base in the financial services industry, including retail and institutional brokerage firms, global banks, mutual funds, annuity companies, institutional investors, specialty trading firms, and clearing firms. We also provide services to corporate issuers.

We deliver a broad range of solutions that help our clients better serve their retail and institutional customers across the entire investment lifecycle, including pre-trade, trade, and post-trade processing. Our securities processing systems enable our clients to process securities transactions in more than 50 countries. In fiscal year 2011, we: (i) distributed over 1.0 billion investor communications, including proxy materials, investor account statements, trade confirmations, tax statements and prospectuses; and (ii) on average processed over 1.5 million equity trades per day and over $4.0 trillion in fixed income trades per day of United States (U.S.) and Canadian securities. Our operations are classified into two business segments: (1) Investor Communication Solutions and (2) Securities Processing Solutions.

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

Last year, Broadridge entered the transfer agency business through its acquisition of StockTrans, Inc. (recently renamed Broadridge Corporate Issuer Solutions, Inc.), a leading provider of registrar, stock transfer and record-keeping services. Our service offerings are described in “The Broadridge Business” section below.

In fiscal year 2011, the Company acquired three businesses in the Investor Communication Solutions segment:

NewRiver, Inc.

In August 2010, the Company acquired NewRiver, Inc. (“NewRiver”), a leader in mutual fund electronic investor disclosure solutions. The purchase price was $77.6 million, net of cash acquired.

Forefield, Inc.

In December 2010, the Company acquired Forefield, Inc. (“Forefield”), a leading provider of real-time sales, education and client communication solutions for financial institutions and their advisors. The purchase price was $18.3 million, net of cash acquired.

Matrix Financial Solutions, Inc.

In January 2011, the Company acquired Matrix Financial Solutions, Inc. (“Matrix”). Matrix is a provider of mutual fund processing services for third party administrators, financial advisors, banks and wealth management professionals. Matrix’s back-office, trust, custody, trading and mutual fund settlement services will be integrated into Broadridge’s solution suite as part of Broadridge’s strategy to strengthen its role as a provider of data processing and distribution channel solutions to the mutual fund industry. The purchase price was $197.6 million, net of cash acquired.

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

In June 2010, the Company acquired City Networks Ltd, a leading software and services provider of reconciliation, multi-asset process automation and operational risk management solutions to the global financial services industry, for $37.7 million.

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

In 2004, we purchased Bank of America Corporation’s U.S. Clearing and Broker-Dealer Services businesses, which enabled us to provide securities clearing and operations outsourcing services through our subsidiary, Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) In 2010, Ridge sold the contracts of substantially all of its securities clearing clients and no longer performs securities clearing services for correspondent broker-dealers. Our operations outsourcing services, performed by Ridge, are now part of our Securities Processing Solutions business.

The Broadridge Business

Our operations are classified into two business segments: (1) Investor Communication Solutions and (2) Securities Processing Solutions.

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

The services we provide in this segment represented approximately 72%, 76%, and 74% of our total Revenues in fiscal years 2011, 2010, and 2009, respectively. Prior year amounts have been adjusted to reflect the change in reportable segments described in Note 1, “Basis of Presentation” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K. These services include the following:

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

Our Shareholder Forum solution is an online venue that offers public companies the ability to host structured, controlled communication with their shareholders on a timely and regular basis. Validated shareholders can submit questions, answer surveys in preparation of the annual meeting and year-round, and communicate in various ways with a corporation. Our Virtual Shareholder Meeting service provides corporate issuers in a number of states with the ability to host their annual meeting electronically on the Internet, either on a stand-alone basis, or in conjunction with their physical annual meeting. As the entity that provides beneficial shareholder proxy processing on behalf of many banks and brokerage firms, we can provide shareholder validation and voting to companies that want to hold virtual meetings.

Last year, we entered the transfer agency business through our acquisition of StockTrans, Inc., a leading provider of registrar, stock transfer and record-keeping services. StockTrans, Inc. recently changed its name to Broadridge Corporate Issuer Solutions, Inc. Our transfer agency strategy is to address the needs public companies have expressed for lower-cost, more reliable stockholder record maintenance and communication services by leveraging our existing investor communications and securities processing capabilities to enable us to deliver enhanced transfer agency services to corporate issuers.

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

In January 2011, the Company acquired Matrix, a provider of mutual fund processing services for third party administrators, financial advisors, banks and wealth management professionals. Matrix’s back-office, trust, custody, trading and mutual fund settlement services will be integrated into Broadridge’s solution suite as part of Broadridge’s strategy to strengthen its role as a provider of data processing and distribution channel solutions to the mutual fund industry.

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

In March 2010, we entered into an Information Technology Services Agreement (the “IT Services Agreement”) with International Business Machines Corporation (“IBM”), under which IBM will provide certain aspects of our information technology infrastructure that are currently provided under the data center outsourcing services agreement with ADP. In addition, the Company and IBM entered into a business alliance agreement (the

“Alliance Agreement”). The Alliance Agreement provides a structure for IBM and Broadridge to jointly market and sell a complementary suite of services from each party’s portfolio. The Alliance Agreement will allow Broadridge and IBM to expand their service offerings in the financial services market by providing a comprehensive outsourced solution combining IBM’s technology infrastructure and the Broadridge securities processing application and operations outsourcing solutions into a jointly-offered set of alliance service offerings.

Our securities processing services represented approximately 28%, 24%, and 27% of our total Revenues in fiscal years 2011, 2010, and 2009, respectively. Prior year amounts have been adjusted to reflect the change in reportable segments described in Note 1, “Basis of Presentation” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K. These services include the following:

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

On June 25, 2010, we completed the sale of the contracts of substantially all of the securities clearing clients of our wholly owned subsidiary, Ridge, to Penson Financial Services, Inc. (“PFSI”), a wholly owned subsidiary of Penson Worldwide, Inc. (“PWI”), pursuant to an asset purchase agreement, dated as of November 2, 2009 (the “Asset Purchase Agreement”). Ridge no longer performs securities clearing services for correspondent broker-dealers.

Under the terms of the Asset Purchase Agreement, we received an aggregate purchase price of $35.2 million (the “Purchase Price”) from PWI consisted of (a) a five-year subordinated note (the “Seller Note”) payable by PWI in the principal amount of $20.6 million and bearing interest at an annual rate equal to the London Inter-Bank Offer Rate (“LIBOR”) plus 550 basis points, and (b) 2,455,627 shares of PWI’s common stock (the “PWI Common Stock”), representing 9.5% of the issued and outstanding shares of PWI’s common stock as of May 31, 2010, at the closing price of PWI’s common stock on June 25, 2010 of $5.95 per share. The Purchase Price was subject to certain adjustments post-closing upon the occurrence of agreed upon events including adjustments to reflect certain Ridge correspondent clearing contracts.

Concurrent with entering into the Asset Purchase Agreement, we entered into a master services agreement with PWI (the “Penson Outsourcing Agreement”). Under the Penson Outsourcing Agreement, Ridge will provide securities processing and back-office support services to PFSI. This agreement includes selective processing services for PFSI’s existing securities processing operations and back-office functions, as well as selective processing services related to the clearing client contracts acquired by PFSI from Ridge.

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

In fiscal year 2011, we:

•	processed approximately 85% of the outstanding shares in the U.S. in the performance of our proxy services;

•	distributed over 1.0 billion investor communications in either paper or electronic form;

•	processed on average over 1.5 million equity trades per day and over $4.0 trillion in fixed income trades per day of U.S. and Canadian securities; and

•	provided fixed income trade processing services to 13 of the 20 primary dealers of fixed income securities in the U.S.

In fiscal year 2011, we derived approximately 24% of our consolidated revenues from five clients. Our largest single client accounted for approximately 5% of our consolidated revenues.

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

Under the IT Services Agreement, IBM will provide a broad range of technology services including supporting our mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. We have the option of incorporating additional services into the agreement over time. The IT Services Agreement expires on June 30, 2022. We have the right to renew it for up to an additional 12-month term. We expect to complete the migration of our data center processing from ADP to IBM by June 2012. ADP will continue to perform data processing services until the migration to IBM is complete.

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

Most of our systems and applications process in Tier III+ and Tier IV data centers. Tier III+ and Tier IV data centers employ multiple active power and cooling distribution paths, redundant components, and are capable of providing 99.995% availability. Tier III+ and Tier IV data centers provide infrastructure capacity and capability to permit any planned activity without disruption to the critical load, and can sustain at least one worst-case, unplanned failure or event with no critical load impact. Our geographically dispersed processing centers also provide disaster recovery and business continuity processing.

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

Employees

At June 30, 2011, we had approximately 5,900 employees. None of our employees are subject to collective bargaining agreements governing their employment with our company. We believe that our employee relations are good.

Regulation

The securities and financial services industries are subject to extensive regulation in the U.S. and in other jurisdictions. As a matter of public policy, regulatory bodies in the U.S. and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors participating in those markets.

In the U.S., the securities and financial services industries are subject to regulation under both federal and state laws. At the federal level, the SEC regulates the securities industry, along with the Financial Industry Regulatory Authority, Inc. (“FINRA”), the various stock exchanges, and other SROs. Our Investor Communication Solutions and Securities Processing Solutions businesses are generally not directly subject to federal, state, or foreign laws and regulations that are specifically applicable to financial institutions. However, as a provider of services to financial institutions and issuers of securities, our services are provided in a manner to assist our clients in complying with the laws and regulations to which they are subject, such as our proxy distribution, processing, and voting services. As a result, the services we provide may change as applicable SEC, FINRA and SRO regulations are revised. For example, the SEC has in recent years amended the proxy rules to allow public companies to follow a “notice and access” model of proxy material delivery. The SEC’s notice and access rules have caused us to develop and offer a number of new and additional services.

On July 14, 2010, the SEC voted unanimously to issue for public comment a concept release (the “Concept Release”) focusing on a wide range of topics related to the U.S. proxy system. The Concept Release is organized by the three general topics on which the SEC is seeking public input: (1) ensuring the accuracy, transparency, and efficiency of the voting process, (2) enhancing shareholder communication and participation, and (3) addressing the relationship between voting power and economic interest. The comment period on the Concept Release ended in 2010. The SEC may, but is not necessarily required to, engage in rulemaking with respect to the topics addressed by the Concept Release. It is too early in the process for the Company to make a determination as to whether there will be any modifications made to the current proxy system, and if so, what impact, if any, any such modifications to the current proxy system will have on our business. However, as with any regulatory change, we may have to incur additional costs to adapt our business to possible modifications in the proxy system that could result from the rulemaking process initiated by the Concept Release. In September 2010, the NYSE formed the Proxy Fee Advisory Committee made up of issuers, broker-dealers and investors to review the NYSE proxy distribution fees. The committee has not taken any action but their recommendations could result in the NYSE submitting a rule change proposal to the SEC. We will monitor any future actions taken by the SEC, the SROs or other participants in the proxy process with respect to the Concept Release. If changes are made to the U.S. proxy system, we expect to continue to adapt our business practices and service offerings to assist our clients in fulfilling their obligations under any new or modified legal requirements and industry practices.

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

In June 2010, we completed the sale of the contracts of substantially all of Ridge’s securities clearing clients and Ridge no longer performs securities clearing services for correspondent broker-dealers. However, Ridge remains a registered broker-dealer to perform operations outsourcing services. In January 2011, we acquired Matrix, a provider of mutual fund processing services for third party administrators, financial advisors, banks and wealth management professionals. As registered broker-dealers and members of FINRA, Ridge and Matrix are subject to regulations concerning many aspects of their business, including trade practices, capital requirements, record retention, money laundering prevention, and the supervision of the conduct of directors, officers and employees. For Ridge, these regulations include the SEC’s customer protection rule, which protects both the customer funds and customer securities; the SEC’s hypothecation Rules 8c-1 and 15c2-1 regarding the borrowing and lending of customer securities; Regulation T, which regulates the borrowing and lending of securities by broker-dealers; and Regulation SHO, which prohibits short sales in certain instances. Matrix does not hold customer funds or securities so it is not therefore subject to the full requirements of the SEC’s customer protection rule. A failure by Ridge or Matrix to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of their business or disqualification of their directors, officers or employees. In addition, as registered broker-dealers, Ridge and Matrix are required to participate in the Securities Investor Protection Corporation (“SIPC”) for the benefit of customers. Matrix’s subsidiary, MG Trust Company, LLC (“MG Trust”), is a Colorado State non-depository trust company whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. MG Trust operates pursuant to the rules and regulations of the Colorado Division of Banking.

In addition, our operations outsourcing services are subject to regulatory oversight by the SEC and FINRA. The recent economic turmoil has resulted in increased regulatory scrutiny of the securities industry including the outsourcing of regulatory functions. This oversight could result in the future enactment of more restrictive laws or rules with respect to operations outsourcing. We will monitor any future actions taken by the SEC and FINRA, and if new requirements are enacted, we expect to adapt our business practices and service offerings to assist our clients in fulfilling their obligations under any new or modified legal requirements and industry practices. In addition, if we expand our outsourcing solutions services into other countries in the future, we will be required to comply with the regulatory controls of each country in which we conduct business.

Our transfer agency business, Broadridge Corporate Issuer Solutions, is subject to certain rules and regulations promulgated by the SEC, including without limitation, with respect to registration with the SEC, annual reporting, examination, internal controls, proper disposal of consumer report information and obligations relating to its operations. Our transfer agency business has been formally approved by the NYSE to act as a transfer agent or registrar for issuers of NYSE listed securities and is subject to certain NYSE requirements concerning operational standards. Furthermore, it is also subject to U.S. Internal Revenue Service (the “IRS”) and postal regulations, as well as certain provisions of the Gramm-Leach-Bliley Act and the Federal Trade Commission’s regulations with respect to maintenance of information security safeguards.

Privacy and Information Security Regulations

The processing of personal information is required to provide our services. Data privacy laws and regulations in the U.S. and foreign countries apply to the collection, transfer, use, storage, and destruction of personal information. In the U.S., the federal Gramm-Leach-Bliley Act, which applies to financial institutions, applies to certain aspects of our operations outsourcing, mutual fund processing and transfer agency businesses, and indirectly to our other businesses through contractual commitments with our clients and through industry standards. State privacy and information security laws, which apply to businesses that collect or process personal information, also apply directly to our businesses. Privacy laws may require notification to affected individuals, state officers, and consumer reporting agencies in the event of a security breach that results in unauthorized access to or disclosure of certain non-public personal information. These regulations and laws also impose requirements for safeguarding personal information through internal policies and procedures.

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

Segment and Geographic Area Financial Information

You can find financial information regarding our operating segments and our geographic areas in Note 18, “Financial Data By Segment” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K.

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

In fiscal year 2011, we derived approximately 24% of our consolidated revenues from our five largest clients and approximately 70% of the revenues of our Securities Processing Solutions segment from the 15 largest clients in that segment. Our largest single client accounted for approximately 5% of our consolidated revenues. While these clients generally work with multiple business segments, the loss of business from any of these clients due to merger or consolidation, financial difficulties or bankruptcy, or the termination or non-renewal of contracts would have a material adverse effect on our revenues and results of operations. Also, in the event a client experiences financial difficulties or bankruptcy resulting in a reduction in their demand for our services or loss of the client’s business, in addition to losing the revenue from that client, the Company would be required to write-off any investments made by the Company in connection with that client. Under a number of our contracts, our clients have the opportunity to renegotiate their contracts with us and to consider whether to renew their contracts or engage one of our competitors to provide services. If we are not successful in achieving high renewal rates with favorable terms, particularly with these clients, our revenues from such renewals and the associated earnings could be negatively impacted. In addition, the current economic slowdown and its specific impact on the financial services industry, has resulted in increased pricing pressure, particularly with respect to our Securities Processing Solutions business.

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

Our Investor Communication Solutions and Securities Processing Solutions businesses are generally not directly subject to federal, state, or foreign laws and regulations that are specifically applicable to financial institutions. However, as a provider of services to financial institutions and issuers of securities, our services are particularly sensitive to changes in laws and regulations governing our clients and the securities markets. On July 14, 2010, the SEC voted unanimously to issue the Concept Release for public comment. The Concept Release focuses on a wide range of topics related to the U.S. proxy system. The Concept Release is organized by the three general topics on which the SEC is seeking public input: (1) ensuring the accuracy, transparency, and efficiency of the voting process, (2) enhancing shareholder communication and participation, and (3) addressing the relationship between voting power and economic interest. The comment period on the Concept Release ended in 2010. The SEC may, but is not necessarily required to, engage in rulemaking with respect to the topics addressed by the Concept Release. It is too early in the process for the Company to make a determination as to whether there will be any modifications made to the current proxy system, and if so, what impact, if any, any such modifications to the current proxy system will have on our business. However, as with any regulatory change, we may have to incur additional costs to adapt our business to possible modifications in the proxy system that could result from the rulemaking process initiated by the Concept Release. In September 2010, the NYSE formed the Proxy Fee Advisory Committee made up of issuers, broker-dealers and investors to review the NYSE proxy distribution fees. The committee has not taken any action but their recommendations could result in the NYSE submitting a fee change proposal to the SEC for their consideration.

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

In addition, our operations outsourcing, mutual fund processing and transfer agency solutions as well as the entities providing those services are subject to regulatory oversight. Our provision of these services must comply with applicable rules and regulations of the SEC, FINRA, and various stock exchanges, state securities commissions, and other regulatory bodies charged with safeguarding the integrity of the securities markets and other financial markets and protecting the interests of investors participating in these markets. If we fail to comply with any applicable regulations in performing those services, we could lose our clients, be subject to suits for breach of contract or to governmental proceedings, censures and fines, our reputation could be harmed and we could be limited in our ability to obtain new clients. Our ability to comply with these regulations depends largely upon the maintenance of an effective compliance system which can be time consuming and costly, as well as our ability to attract and retain qualified compliance personnel. In addition, the future enactment of more restrictive laws or rules with respect to our regulated subsidiaries could have an adverse impact on the financial performance of those businesses. Furthermore, regulatory approval may be required before expansion of these business activities. We may not be able to obtain the necessary regulatory approvals for any desired expansion. Even if approvals are obtained, they may impose restrictions on our business and could require us to incur significant compliance costs or adversely affect the development of business activities in affected markets.

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

Our clients in the financial services industry are subject to increasing regulation and oversight by regulators, which could adversely affect our ability to conduct our business or may reduce our profitability.

We provide technology solutions to a large and diverse client base in the financial services industry including retail and institutional brokerage firms, global banks, mutual funds, annuity companies, institutional investors, specialty trading firms, independent broker-dealers, and clearing firms. These clients are generally subject to extensive regulation in the U.S. and in other jurisdictions. The current legislative and regulatory environment may impact the way that our clients do business in a way that could adversely impact us. For example, new regulations governing our clients could result in significant expenditures that could cause them to reduce their use of our services, seek to renegotiate existing agreements, or cease or curtail their operations, all of which could adversely impact our business. In addition, the financial services industry has experienced increased scrutiny in recent years and penalties and fines sought by regulatory authorities, including the SEC, FINRA, securities exchanges, state attorneys general and international regulators, have increased accordingly. Failure to comply with laws, regulations or policies, including regulatory capital requirements, could result in fines, limitations on business activity or suspension or expulsion from the industry, any of which could have a material adverse effect upon our clients. Adverse regulatory actions that change our clients’ businesses or adversely affect their operating results or financial condition could decrease their ability to purchase, or demand for, our products and services, thus causing loss of business from these clients. The loss of business from our largest clients could have a material adverse effect on our revenues and results of operations.

Our revenues may decrease due to declines in the number of unique securities positions, levels of event-driven communications activity, trading volume, market prices, or the liquidity of the securities markets.

We generate significant revenues from the transaction processing fees we earn from our services. These revenue sources are substantially dependent on the levels of participation and activity in the securities markets. The number of unique securities positions held by investors through our clients and our clients’ customer trading volumes reflect the levels of participation and activity in the markets, which are impacted by market prices, and the liquidity of the securities markets, among other factors. Over the past several years, the U.S. and foreign securities markets have experienced significant volatility. Sudden sharp or gradual but sustained declines in market participation and activity can result in reduced investor communications activity, including reduced proxy and event-driven communications processing such as mutual fund proxy, and mergers and acquisitions and other special corporate event communications processing, and reduced trading volumes. The occurrence of any of these events would likely result in reduced revenues and decreased profitability from our business operations.

General economic and political conditions and broad trends in business and finance that are beyond our control may contribute to reduced levels of activity in the securities markets, which could result in lower revenues from our business operations.

The number of unique securities positions held by investors through our clients, the level of event-driven communications activity we process on behalf of our clients, trading volume, market prices, and liquidity of the securities markets are affected by general national and international economic and political conditions, and broad trends in business and finance that result in changes in participation and activity in the securities markets. These factors include:

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

We process and transfer the personal and account information of customers of financial institutions and investors in public companies and mutual funds. Our clients that are financial institutions or that collect or handle personal information outside the U.S. are subject to laws and regulations in the U.S. and other jurisdictions designed to protect the privacy of personal information and to prevent that information from being inappropriately disclosed, misused, altered, destroyed or otherwise compromised, and they require that we abide by such laws and regulations in performing our services for them. Our operations outsourcing, mutual fund processing and transfer agency businesses are regulated entities and are therefore directly subject to these laws and regulations. In addition, state privacy and information security laws that apply to data processors apply to all of our processing services. We have developed and maintain technical and operational safeguards which vary based on service and information type, including encryption, authentication technology, and transmission of data over private networks in order to effect secure transmissions of confidential information over computer systems and the Internet. However, despite those safeguards, it is possible that hackers, employees acting contrary to security policies, or others could improperly access our systems or improperly obtain or disclose the personal or account information of our clients’ customers or investors in public companies and mutual funds. Any breach of our information security policies or safeguards resulting in the unauthorized use or disclosure of personal or account information could result in interruptions to our operations or delivery of services to our clients, and we could be liable to parties who are financially harmed by those breaches. Our liability risk is anticipated in our services agreements with our clients and our insurance coverage. However, we may not be adequately protected against all possible losses through the terms of our services agreements and our insurance coverage. In addition, we may incur significant costs to protect against the threat of information security breaches or to alleviate problems caused by such breaches. Furthermore, such breaches could cause us to lose revenues, lose clients or damage our reputation.

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

The failure to properly perform our services could result in our clients and/or certain of our subsidiaries being subjected to censures, fines, or other sanctions by applicable regulatory authorities, and we could be liable to parties who are financially harmed by those errors. Our liability risk is anticipated in our services agreements with our clients and our insurance coverage. However, we may not be adequately protected against all possible losses through the terms of our services agreements and our insurance coverage. In addition, such errors could cause us to lose revenues, lose clients or damage our reputation.

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

The markets for our products and services continue to evolve and are highly competitive. We compete with a number of firms that provide similar products and services. In addition, our securities processing solutions compete with our clients’ in-house capabilities to perform competitive functions. Our competitors may be able to respond more quickly to new or changing opportunities, technologies, and client requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to clients and adopt more aggressive pricing policies than we will be able to offer or adopt. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies, including international providers of similar products and services to ours. There can be no assurances that we will be able to compete effectively with current or future competitors. If we fail to compete effectively, our market share could decrease and our business, financial condition, and results of operations could be materially harmed.

Our business, financial position, and results of operations could be harmed by adverse rating actions by credit rating agencies.

If the credit ratings of our outstanding indebtedness are downgraded, or if rating agencies indicate that a downgrade may occur, our business, financial position, and results of operations could be adversely affected and perceptions of our financial strength could be damaged. A downgrade would have the effect of increasing our borrowing costs, and could decrease the availability of funds we are able to borrow, adversely affecting our business, financial position, and results of operations. In addition, a downgrade could adversely affect our relationships with our clients. For further information with respect to our borrowing costs, see Note 12, “Borrowings” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K.

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

Our success depends in part upon the development and acquisition of systems and applications to conduct our business. These systems and applications are primarily developed by employees or independent contractors, or obtained through acquisitions. Our success will increasingly depend in part on our ability to identify, obtain and retain intellectual property rights to technology, both for internal use as well as for use in providing services to our clients, either through internal development, acquisition or licensing from others, or alliances with others. Our inability to identify, obtain and retain rights to certain technology on favorable terms and conditions would make it difficult to conduct business, or to timely introduce new and innovative products and services, which could harm our business, financial condition, and results of operations.

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

Our business is highly dependent on the financial services industry and exchanges and market centers around the world that may be targets of terrorism.

Our business is highly dependent on the financial services industry and exchanges and market centers around the world that may be targets of terrorism. Terrorist activities in September 2001 caused the U.S. securities markets to close for four days. This impacted our revenues and profitability for that period of time. If terrorist incidents cause interruption of the financial services industry or securities market activity, our revenues and profits may be impacted negatively again.

Our mutual fund processing services performed by Matrix may be exposed to risk from our counterparties and third parties.

In the normal course of business, our mutual fund processing services performed by Matrix involve the settlement of transactions on behalf of our customers and third parties. With these activities, we may be exposed to risk in the event our customers, other broker-dealers, banks, clearing organizations, or depositories are unable to fulfill contractual obligations and the mutual fund counterparty is not able to cancel the transaction.

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

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

We operate our business from 45 facilities. We own a 20,000 square foot facility in Mount Laurel, New Jersey, where we perform certain product development functions. We also own a 36,000 square foot facility in Wheat Ridge, Colorado, where we perform securities processing services. We lease three facilities in Edgewood, New York with a combined space of 709,000 square feet which are used in connection with our Investor Communication Solutions business. We lease space at 42 additional locations, subject to customary lease arrangements, including a 67,000 square foot facility in Lake Success, New York that serves as our corporate headquarters as well as the location of our operations outsourcing solutions business. Our leases expire on a staggered basis. We believe our facilities are currently adequate for their intended purposes and are adequately maintained.

ITEM 3.	Legal Proceedings.

In the normal course of business, the Company is subject to claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, and with the exception of the matter described in the following paragraph, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material impact on its financial condition, results of operations, or cash flows.

On January 28, 2010, the Company filed a declaratory action in the U.S. District Court for the District of Delaware (the “Delaware District Court”) against Inveshare, Inc. (the “Defendant”) seeking a declaration by the court that Broadridge does not infringe two U.S. patents owned by the Defendant that included claims related to the delivery and distribution of an electronic solicitation. The Company’s complaint also alleged that the Defendant’s patents are invalid and / or are unenforceable due to inequitable conduct. On March 22, 2010, the Defendant answered the Company’s complaint and filed a counterclaim against the Company alleging that Broadridge uses a process that infringes one of the patents in the action. In its counterclaim, Defendant is seeking injunctive relief and unspecified damages. This lawsuit is in an early procedural stage and the Company cannot predict what impact, if any, the outcome of this litigation may have on its financial condition, results of operations, or cash flows.

ITEM 4.	(Removed and Reserved).

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading “regular way” on the NYSE under the symbol “BR” on April 2, 2007. There were 16,496 stockholders of record of the Company’s common stock as of July 29, 2011. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low closing prices of the Company’s common stock on the NYSE as well as the case dividends per share of common stock declared during the fiscal quarters indicated:

Common Stock Market Price	High	Low	Dividends Declared
Fiscal Year 2011
First Quarter	$23.13	$18.96	$0.15
Second Quarter	23.08	20.59	0.15
Third Quarter	23.40	21.00	0.15
Fourth Quarter	24.07	21.79	0.15
Fiscal Year 2010
First Quarter	$21.81	$15.47	$0.14
Second Quarter	23.02	19.83	0.14
Third Quarter	22.97	20.93	0.14
Fourth Quarter	24.00	18.63	0.14

Dividend Policy

We expect to pay cash dividends on our common stock. On August 10, 2011, our Board of Directors increased our quarterly cash dividend by $0.01 per share to $0.16 per share, an increase in our annual dividend amount from $0.60 to $0.64 per share. However, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.

As a holding company with no material liquid assets other than the capital stock of our subsidiaries, our ability to pay dividends will be dependent on our receiving dividends from our operating subsidiaries. Our subsidiaries through which we provide our operations outsourcing and mutual fund processing services, are regulated and may be subject to restrictions on their ability to pay dividends to us.

Performance Graph

The following graph compares the cumulative total stockholder return on Broadridge common stock from March 22, 2007, the date our common stock commenced trading on a “when issued” basis, to June 30, 2011 with the comparable cumulative return of (i) the S&P 400 MidCap Index, and (ii) the S&P 400 Information Technology Index. The graph assumes $100 was invested on March 22, 2007 in our common stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock.

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that Broadridge specifically incorporates it by reference into such filing.

Comparison of Cumulative Total Return Among Broadridge Financial Solutions, Inc., S&P 400 MidCap

Index and S&P 400 Information Technology Index (in dollars)

	March 22, 2007	June 30, 2007	June 30, 2008	June 30, 2009	June 30, 2010	June 30, 2011
Broadridge Common Stock Value	$100.00	$95.42	$106.29	$85.20	$100.48	$130.46
S&P 400 MidCap Index Value	$100.00	$105.25	$97.53	$70.20	$87.70	$122.24
S&P 400 Information Technology Index Value	$100.00	$107.14	$91.33	$74.91	$92.32	$134.57

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our fourth fiscal quarter ended June 30, 2011:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans(2)
April 1, 2011 – April 30, 2011	475,484	(1)	$22.95	—	—
May 1, 2011 – May 31, 2011	—		—	—	—
June 1, 2011 – June 30, 2011	368,100	(2)	22.91	368,100	7,567,139

Total	843,584		$22.93	368,100	7,567,139

(1)	Represents shares purchased from employees to pay taxes related to the vesting of restricted stock units.

(2)	On August 11, 2010, the Board of Directors authorized a stock repurchase plan for the repurchase of up to 10 million shares of the Company’s common stock. During the fiscal quarter ended June 30, 2011, the Company repurchased 368,100 shares of common stock under this plan at an average price per share of $22.91.

At June 30, 2011, there were 7,567,139 shares remaining for repurchase under the August 11, 2010 stock repurchase plan.

ITEM 6.	Selected Financial Data

Broadridge spun-off from ADP on March 30, 2007. Financial data is presented on a combined basis for periods preceding the spin-off and on a consolidated basis subsequently. The following tables set forth selected consolidated financial information from our audited Consolidated Financial Statements (the “Financial Statements”) as of and for the fiscal years ended June 30, 2011, 2010, 2009 and 2008. The selected financial data for the fiscal year ended June 30, 2007 include various adjustments to reflect our operation as a stand-alone entity during the period when we were a subsidiary of ADP. The selected financial data presented below should be read in conjunction with our Financial Statements and the accompanying Notes included in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended June 30,
	2011	2010	2009	2008	2007
	(in millions, except for per share amounts)
Statements of Earnings Data
Revenues	$2,166.9	$2,209.2	$2,073.0	$2,130.8	$2,067.4
Earnings from continuing operations before income taxes	$269.7	$342.1	$346.0	$319.7	$325.9
Net earnings from continuing operations	$171.8	$225.1	$223.1	$188.4	$200.3
Net earnings	$169.6	$190.0	$223.3	$192.2	$197.1
Basic earnings per share from continuing operations(a)	$1.38	$1.66	$1.60	$1.35	$1.44
Diluted earnings per share from continuing operations(a)	$1.34	$1.62	$1.58	$1.34	$1.44
Basic Weighted-average shares outstanding	124.8	135.9	140.0	139.6	138.8
Diluted Weighted-average shares outstanding	128.3	139.1	141.6	141.0	139.0
Cash dividends declared per common share	$0.60	$0.56	$0.28	$0.24	$0.06

	June 30,
	2011	2010	2009	2008	2007
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$241.5	$412.6	$173.4	$54.7	$72.2
Securities clearing receivables(b)	—	52.5	1,011.3	1,369.9	1,241.2
Total current assets	751.4	992.4	2,051.8	2,131.8	2,013.7
Property, plant and equipment, net	83.1	87.4	75.4	82.6	77.4
Total assets	1,904.0	1,794.4	2,774.7	2,833.6	2,678.2
Securities clearing payables(b)	—	77.4	1,088.1	1,157.4	915.4
Total current liabilities	782.7	486.4	1,429.9	1,532.2	1,433.2
Long-term debt	124.3	324.1	324.1	447.9	617.7
Total liabilities	1,106.7	987.3	1,865.7	2,087.8	2,147.1
Total stockholders’ equity	$797.3	$807.1	$909.0	$745.8	$531.1

(a)	The computation of basic earnings per share (“EPS”) from continuing operations is based on the Company’s Net Earnings divided by the basic Weighted-average shares outstanding. On March 30, 2007, the separation from ADP was completed in a tax-free distribution to the Company’s stockholders of one share of the Company’s common stock for every four shares of ADP common stock held on March 23, 2007 (the “Distribution”). As a result, on March 30, 2007, the Company had 138.8 million Weighted-average shares outstanding, and this Weighted-average share amount is utilized for the calculation of basic EPS for all periods presented before the Distribution. For fiscal year 2007, the same number of Weighted-average shares outstanding is used for the calculation of diluted EPS as for basic EPS, as no common stock of the Company existed before March 31, 2007 and no equity awards of the Company were outstanding for the prior periods. Diluted EPS subsequent to the Distribution reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised, shares of restricted stock and restricted stock units have vested.

(b)	See Note 7, “Discontinued Operations” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for additional information about our Securities clearing receivables and Securities clearing payables.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal years ended June 30, 2011, 2010, and 2009 and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results, performance or achievements may differ materially from the results discussed in this Item 7 because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” and “Risk Factors” included in Item 1 of this Annual Report on Form 10-K.

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

Acquisitions completed by the Company with an aggregate purchase price of greater than $15.0 million during the fiscal years ended June 30, 2011, 2010 and 2009, were as follows:

During the fiscal year ended June 30, 2011, the Company acquired three businesses in the Investor Communication Solutions segment. A summary of each acquisition is as follows:

NewRiver, Inc.

In August 2010, the Company acquired NewRiver, a leader in mutual fund electronic investor disclosure solutions. The purchase price was $77.6 million, net of cash acquired. This acquisition resulted in $47.8 million of goodwill, after post-closing adjustments for deferred taxes. Intangible assets acquired, which totaled $27.3 million, consist primarily of customer relationships and software technology, which are being amortized over an eight-year and seven-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

Forefield, Inc.

In December 2010, the Company acquired Forefield, a leading provider of real-time sales, education and client communication solutions for financial institutions and their advisors. The purchase price was $18.3 million, net of cash acquired. This acquisition resulted in $11.1 million of goodwill, after post-closing adjustments for deferred taxes. Intangible assets acquired, which totaled $6.8 million, primarily consist of customer relationships and software technology that are being amortized over a seven-year and a five-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

Matrix Financial Solutions, Inc.

In January 2011, the Company acquired Matrix, a provider of mutual fund processing services for third party administrators, financial advisors, banks and wealth management professionals. Matrix’s back-office, trust, custody, trading and mutual fund settlement services will be integrated into Broadridge’s solution suite as part of Broadridge’s strategy to strengthen its role as a provider of data processing and distribution channel solutions to the mutual fund industry. The purchase price was $197.6 million, net of cash acquired.

This acquisition resulted in $154.7 million of goodwill, after post-closing adjustments for deferred taxes. Goodwill primarily resulted from the Company’s expectation of sales growth and cost synergies from the integration of Matrix’s technology and product offerings with the Company’s technology and operations to provide an expansion of products and market reach. Intangible assets acquired, which totaled $71.5 million, consist of customer relationships, software technology, trademarks and non-compete agreements, and are being amortized over a ten-year, seven-year, five-year and three-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

During the fiscal year ended June 30, 2010, the Company acquired one business in the Securities Processing Solutions segment:

City Networks, Ltd

In June 2010, the Company acquired City Networks Ltd, a leading software and services provider of reconciliation, multi-asset process automation and operational risk management solutions to the global financial services industry, for $37.7 million. This acquisition resulted in $20.9 million of goodwill. Intangible assets acquired, which totaled $10.6 million, consist primarily of customer relationships and acquired software technology, which are being amortized over a ten-year life and five-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

During the fiscal year ended June 30, 2009, the Company acquired one business in the Investor Communication Solutions segment:

Access Data Corp.

In May 2009, the Company acquired Access Data Corp., a leading provider of enterprise reporting and data management services for asset management firms and financial intermediaries, for $45.2 million. This acquisition resulted in $31.4 million of goodwill. Intangible assets acquired, which totaled $13.0 million, consist primarily of acquired technology and customer relationships that are being amortized over a five-year life and seven-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

The Company also completed acquisitions with individual aggregate purchase prices of less than $15.0 million during fiscal years 2011, 2010 and 2009, respectively, which were not material to the Company’s operations, financial position or cash flows.

DIVESTITURES

In November 2009, the Company and Ridge entered into an Asset Purchase Agreement with PWI and PFSI, to sell substantially all contracts of the securities clearing clients of Ridge to PFSI. On June 25, 2010, the Company completed the sale of the contracts of substantially all of the securities clearing clients of Ridge to PFSI, for an aggregate purchase price of $35.2 million. The purchase price paid to Broadridge consisted of (i) a five-year subordinated note from PWI in the principal amount of $20.6 million bearing interest at an annual rate equal to the LIBOR plus 550 basis points, and (ii) 2,455,627 shares of PWI’s common stock (representing 9.5% of PWI’s outstanding common stock as of May 31, 2010), at the June 25, 2010 closing price of PWI’s common stock of $5.95 per share. The purchase price was subject to certain adjustments post-closing upon the occurrence of agreed upon events including adjustments to reflect certain Ridge correspondent clearing contracts. During the fiscal year ended June 30, 2011, the few Ridge securities clearing clients that were not acquired by PWI de-converted off the Ridge processing platform. Ridge is no longer providing securities clearing services for correspondent broker-dealers but continues to provide operations outsourcing solutions aligned with the Securities Processing Solutions business. See Note 7, “Discontinued Operations” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for detailed information on discontinued operations.

Concurrent with entering into the Asset Purchase Agreement, we entered into the Penson Outsourcing Agreement. Under the Penson Outsourcing Agreement, Ridge will provide securities processing and back-office support services to PFSI. This agreement includes selective processing services for PFSI’s existing securities processing operations and back-office functions, as well as selective processing services related to the clearing client contracts acquired by PFSI from Ridge. The Company is currently providing outsourcing services to PWI with respect to its Canadian correspondent customers as well as the U.S. correspondent customers who were parties to the contracts sold to PFSI by Ridge. The Company is in the process of converting the remainder of PWI’s U.S. securities processing operations and back-office functions business to our processing platforms and the Company expects to complete this conversion during the second quarter of the Company’s fiscal year ending June 30, 2012.

On August 4, 2011, the Company and PWI signed a non-binding letter of intent which contemplates broadening the scope of the outsourcing to the Company to include PWI’s data centers in combination with IBM and other additional securities processing and back-office support services functions and activities, reimbursement of certain amounts related to PWI’s conversion, and extension of the term of the Penson Outsourcing Agreement. This letter of intent is not binding nor is it enforceable on the parties and the terms are subject to change and certain conditions including the negotiation and execution of a definitive agreement.

BORROWINGS

On March 29, 2007, the Company entered into a $1,190.0 million senior unsecured credit facility, consisting of a $440.0 million five-year term loan, a $500.0 million five-year revolving credit facility and a $250.0 million one-year revolving credit facility. On March 29, 2007, the Company borrowed $440.0 million under the five-year term loan facility and $250.0 million under the one-year revolving credit facility. The proceeds received in connection with the $690.0 million of borrowings were paid to ADP on March 30, 2007 as a dividend in connection with our spin-off from ADP. These credit facilities are subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At June 30, 2011 and 2010, the Company was not aware of any instances of non-compliance with the financial covenants of these credit facilities.

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

During the fiscal year ended June 30, 2011, the Company borrowed $240.0 million and subsequently repaid $40.0 million under the five-year revolving credit facility, with $200.0 million in outstanding borrowings remaining under this facility at June 30, 2011. The proceeds from this borrowing were used to fund the acquisition of Matrix.

The Company repaid $240.0 million of the $440.0 million borrowing under the five-year term loan as follows: $70.0 million during the fiscal year ended June 30, 2007 and $170.0 million during the fiscal year ended June 30, 2008. According to the loan agreement, as a portion of the outstanding borrowing was paid down, the total borrowing capacity was reduced commensurately, leaving a borrowing capacity of $200.0 million at June 30, 2011.

The Company intends to refinance the five-year revolving credit facility and the five-year term loan facility, both of which expire on March 29, 2012, during the first quarter of our next fiscal year ended June 30, 2012. The Company anticipates that the interest rates that will be included in these refinanced facilities will be higher as compared to the interest rates for the current facilities.

Please refer to Note 12, “Borrowings” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a more detailed discussion.

BASIS OF PRESENTATION

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. These Consolidated Financial Statements present the consolidated position of the Company. These Consolidated Financial Statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated.

In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. The results of operations reported for the periods presented are not necessarily indicative of the results of operations for subsequent periods.

CRITICAL ACCOUNTING POLICIES

We continually evaluate the accounting policies and estimates used to prepare the Consolidated Financial Statements. The estimates are based on historical experience and are believed to be reasonable. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed below.

Goodwill. We review the carrying value of all our goodwill in accordance with Accounting Standards Codification (“ASC”) No. 350, “Intangibles—Goodwill and Other” (“ASC No. 350”), by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, we utilize a discounted future cash flow approach using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the particular business’ weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows, the weighted-average cost of capital and the terminal value growth rate assumptions. The weighted-average cost of capital takes into account the relative weights of each component of our consolidated capital structure (equity and long-term debt). Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-range planning process. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. We had $735.6 million of goodwill as of June 30, 2011. Given the significance of our goodwill, an adverse change to the fair value could result in an impairment charge, which could be material to our earnings.

In January 2011, the Company acquired Matrix, which was tested separately as its own reporting unit for the annual goodwill impairment test at March 31, 2011. Matrix was excluded from the sensitivity analysis discussed below as it was acquired in January 2011. Accordingly, the carrying value of the net assets acquired approximated fair value at March 31, 2011.

The Company performs a sensitivity analysis under Step 1 of the goodwill impairment test as prescribed in ASC No. 350, assuming hypothetical reductions in the fair values of our reporting units. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in our calculations of the fair values of the reporting units would have no impact on the reported value of our goodwill.

Income Taxes. We account for income taxes in accordance with ASC No. 740, “Income Taxes,” which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). In addition, although currently not under any U.S. or foreign income tax exam for the period March 31, 2007 through June 30, 2011, in the future we expect to be subject to the continuous examination of our income tax returns by the IRS and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements. As of June 30, 2011, we had estimated foreign net operating loss carryforwards of approximately $22.7 million of which $0.3 million expires in 2012 through 2018 and $22.4 million which has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $63.5 million, which expire in 2020 through 2029. We have recorded valuation allowances of

$12.1 million and $15.9 million at June 30, 2011 and 2010, respectively, because the Company does not believe that it is more likely than not that it will be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings.

Share-based Payments. ASC No. 718 “Compensation—Stock Compensation” requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock options issued by using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Determining these assumptions are subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock options. A hypothetical change of five percentage points applied to the volatility assumption used to determine the fair value of the fiscal year 2011 stock option grants would result in approximately a $0.1 million change in total pre-tax stock-based compensation expense for the fiscal year 2011 grants, which would be amortized over the vesting period. A hypothetical change of one year in the expected life assumption used to determine the fair value of the fiscal year 2011 stock option grants would result in approximately a $0.1 million change in the total pre-tax stock-based compensation expense for the fiscal year 2011 grants, which would be amortized over the vesting period. A hypothetical change of one percentage point in the forfeiture rate assumption used for the fiscal year 2011 stock option grants would result in approximately a $0.1 million change in the total pre-tax stock-based compensation expense for the fiscal year 2011 grants, which would be amortized over the vesting period. A hypothetical one-half percentage point change in the dividend yield assumption used to determine the fair value of the fiscal year 2011 stock option grants would result in approximately a $0.1 million change in the total pre-tax stock-based compensation expense for the fiscal year 2011 grants, which would be amortized over the vesting period.

IBM IT SERVICES AGREEMENT

In March 2010, the Company and IBM entered into the IT Services Agreement, under which IBM will provide certain aspects of the Company’s information technology infrastructure that are currently provided under a data center outsourcing services agreement with ADP. Under the IT Services Agreement, IBM will provide a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The Company expects that the migration of its data center processing from ADP to IBM will be completed by June 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term.

The Company expects to complete the migration of its data center processing from ADP to IBM by June 2012. ADP will continue to provide data processing services to the Company until the migration is complete. The Company is anticipating that it will realize approximately $25.0 million in average annual cost savings, net of deferred cost amortization, over the term of the IT Services Agreement beginning in the fiscal year ending June 30, 2013.

The Company is in the early stages of this migration. During the course of the migration to IBM, the Company will incur migration costs as part of establishing an operable IBM data center. For the fiscal year ended June 30, 2011, the Company recorded expenses of $6.3 million in the Consolidated Statements of Earnings related to this agreement. The Company currently estimates that it will incur total migration costs of approximately $95.0 million related to this agreement until the migration is complete. We anticipate expensing approximately $40.0 million of these costs and we plan to capitalize the remaining $55.0 million of migration costs.

RESULTS OF OPERATIONS

The following discussions of Analysis of Consolidated Statement of Earnings from Continuing Operations and Analysis of Reportable Segments refers to the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010, and the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009. The Analysis of Consolidated Statements of Earnings from Continuing Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Consolidated Statements of Earnings from Continuing Operations. Prior fiscal year pre-sale fulfillment revenues have been reclassified from event-driven revenues to recurring revenues to conform to the current fiscal year’s presentation.

ANALYSIS OF CONSOLIDATED STATEMENT OF EARNINGS FROM CONTINUING OPERATIONS

Fiscal Year 2011 Compared to Fiscal Year 2010

The table below presents Consolidated Statement of Earnings from continuing operations data for the fiscal years ended June 30, 2011 and 2010, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2011	2010	Change
			($)	(%)
	($ in millions, except for per share amounts)
Revenues	$2,166.9	$2,209.2	$(42.3)	(2)

Cost of revenues	1,617.1	1,616.4	0.7	—
Selling, general and administrative expenses	270.0	241.6	28.4	12
Other expenses, net	10.1	9.1	1.0	11

Total expenses	1,897.2	1,867.1	30.1	2

Earnings from continuing operations before income taxes	269.7	342.1	(72.4)	(21)
Margin	12.4%	15.5%		(3.1	) pts
Provision for income taxes	97.9	117.0	(19.1)	(16)
Effective tax rate	36.3%	34.2%		2.1	pts

Net earnings from continuing operations	$171.8	$225.1	$(53.3)	(24)

Basic earnings per share from continuing operations	$1.38	$1.66	$(0.28)	(17)
Diluted earnings per share from continuing operations	$1.34	$1.62	$(0.28)	(17)

Revenues. Revenues for the fiscal year ended June 30, 2011 were $2,166.9 million, a decrease of $42.3 million or 2%, compared to $2,209.2 million for the fiscal year ended June 30, 2010. The 2% decrease was driven by lower event-driven fee revenues of $121.4 million, mainly the result of a decrease in mutual fund proxy activity when compared to the record level of activity during the fiscal year ended June 30, 2010. Also contributing to the 2% decline were lower distribution revenues driven by the lower event-driven mutual fund proxy activity of $76.5 million, or 10%, down from $780.6 million to $704.1 million, for the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2011, respectively. These declines were partially offset by a positive contribution from recurring fee revenues of $143.2 million reflecting gains from acquisitions, and the Penson Outsourcing Agreement, revenue from closed sales less client losses (referred to as “Net New Business” herein), internal growth, and the favorable impact of foreign currency exchange rates of $12.4 million. Revenues from acquisitions and the Penson Outsourcing Agreement contributed $122.5 million.

Fee revenues in the Investor Communication Solutions segment are derived from both recurring and event-driven activity. In addition, the level of recurring and event-driven activity we process directly impacts distribution revenues. While event-driven activity is highly repeatable, it does not recur on a regular basis. The types of services we provide that comprise event-driven activity are:

•

Mutual Fund Proxy: The proxy and related services we provide to mutual funds when certain events occur requiring a shareholder vote including changes in directors, sub-advisors, fee structures, investment restrictions, and mergers of funds.

•

Mutual Fund Communications: Mutual fund communications services consist primarily of the distribution on behalf of mutual funds of supplemental information required to be provided to the annual mutual fund prospectus as a result of certain triggering events such as a change in portfolio managers. In addition, mutual fund communications consist of notices and marketing materials such as newsletters.

•

Proxy Contests and Specials, Corporate Actions, and Other: The proxy services we provide in connection with shareholder meetings driven by special events such as proxy contests, mergers and acquisitions, and tender/exchange offers.

Event-driven fee revenues are based on the number of special events and corporate transactions we process. These events are impacted by financial market conditions and regulatory compliance requirements, resulting in fluctuations in the timing and levels of event-driven activity. As such, the timing and level of event-driven activity and its potential impact on revenues and earnings is difficult to forecast.

Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. During fiscal year 2010, the Company processed a record level of mutual fund proxy activity. In contrast, during fiscal year 2011, mutual fund proxy fee revenues were 74% lower than in fiscal year 2010. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future. However, the level of volatility experienced between fiscal year 2010 and fiscal year 2011 was greater than we have experienced in prior years.

Included in the preceding and following Revenues discussions are Revenues derived from sales, a component of Net New Business. A sale is considered closed when the Company has received the signed client contract. For any services that do not require a contract, the sale is considered closed when the services are in production. For recurring revenue closed sales, the amount of the closed sale is generally a reasonable estimate of annual revenues to be generated by the closed sale based on client volumes or activity, excluding pass-through revenues such as distribution revenues. Event-driven revenue closed sales occur in the Investor Communication Solutions segment. The amount of the event-driven revenue closed sales is generally a reasonable estimate of production revenues to be generated by the closed sales based on client volumes or activity, excluding pass-through revenues such as distribution revenues. Larger recurring revenue closed sales can take up to 12 to 24 months to convert to revenues, particularly for the services provided by the Securities Processing Solutions segment. The majority of event-driven revenue closed sales are usually recognized during the year the contract is signed.

Closed sales for the fiscal year ended June 30, 2011 were $133.7 million, a decrease of $41.3 million, or 24%, compared to $175.0 million for the fiscal year ended June 30, 2010. Recurring revenue closed sales for the fiscal year ended June 30, 2011 were $113.4 million, a decrease of $5.3 million, or 4%, compared to $118.7 million for the fiscal year ended June 30, 2010. Excluding the three large recurring revenue sales that are described below, recurring revenue closed sales for the fiscal year ended June 30, 2011 were $80.0 million, an increase of $1.9 million or 2%, compared to $78.1 million for the fiscal year ended June 30, 2010. During the fiscal years ended June 30, 2011 and 2010, the Investor Communication Solutions segment closed a fulfillment services recurring revenue sale with Fidelity Investments for $11.2 million and a transaction reporting services recurring revenue sale with Morgan Stanley Smith Barney LLC (“MSSB”) for $40.6 million, respectively. During the fiscal year ended June 30, 2011, the Securities Processing Solutions segment closed a recurring revenue sale with a large global institutional bank for equity and fixed income securities processing services of $22.2 million. Event-driven revenue closed sales for the fiscal year ended June 30, 2011 were $20.3 million, a decrease of $36.0 million, or 64%, compared to $56.3 million for the fiscal year ended June 30, 2010, primarily due to lower registered mutual fund proxy and solicitation services.

Total Expenses. Total expenses for the fiscal year ended June 30, 2011 were $1,897.2 million, an increase of $30.1 million, or 2%, compared to $1,867.1 million for the fiscal year ended June 30, 2010. The increase reflects higher Cost of revenues of $0.7 million, higher Selling, general and administrative expenses of $28.4 million, or 12%, and higher Other expenses, net of $1.0 million, or 11%. The increase in Total expenses relate mainly to acquisitions and the Penson Outsourcing Agreement of $136.6 million and IBM migration costs of $6.3 million, mostly offset by $112.8 million of lower expenses mainly from lower event-driven activity including the decline in cost of distribution revenues as discussed above.

Cost of revenues for the fiscal year ended June 30, 2011 were $1,617.1 million, an increase of $0.7 million, compared to $1,616.4 million for the fiscal year ended June 30, 2010. The increase reflects costs of $105.9 million related to acquisitions and the Penson Outsourcing Agreement, IBM migration costs of $6.3 million, and fluctuations in foreign currency exchange rates of $5.5 million, virtually offset by lower distribution costs related to lower distribution revenues of $100.7 (excluding acquisitions and fluctuations in foreign currency exchange rates) and other variable costs of $17.0 million. Distribution cost of revenues for the fiscal year ended June 30, 2011 were $613.5 million, a decrease of $72.2 million, or 11%, compared to $685.7 million for the fiscal year ended June 30, 2010. Distribution cost of revenues consist primarily of postage related expenses.

Selling, general and administrative expenses for the fiscal year ended June 30, 2011 were $270.0 million, an increase of $28.4 million, or 12%, compared to $241.6 million for the fiscal year ended June 30, 2010. The 12% increase is primarily due to increased costs of $30.7 million related to acquisitions and the Penson Outsourcing Agreement.

Other expenses, net for the fiscal year ended June 30, 2011 were $10.1 million, an increase of $1.0 million, an increase of 11%, compared to $9.1 million for the fiscal year ended June 30, 2010. The increase is mainly due to the net impact of a higher foreign currency exchange loss of $2.7 million and higher interest income of $1.5 million.

Earnings from continuing operations before income taxes. Earnings from continuing operations before income taxes for the fiscal year ended June 30, 2011 were $269.7 million, a decrease of $72.4 million, or 21%, compared to $342.1 million for the fiscal year ended June 30, 2010. The decrease is mainly due to lower revenues and higher expenses as discussed above. Overall margin decreased from 15.5% to 12.4% for the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010, respectively. Overall margin for the fiscal year ended June 30, 2011 was unfavorably impacted by 180 basis points as a result of the impact of acquisitions, the Penson Outsourcing Agreement, and IBM migration costs.

Provision for income taxes. Provision for income taxes and Effective tax rates for the fiscal year ended June 30, 2011 were $97.9 million and 36.3%, respectively, compared to $117.0 million and 34.2%, for the fiscal year ended June 30, 2010, respectively. The increase in the Effective tax rate for the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010 was primarily attributable to the one-time recognition of tax benefits associated with the release of a valuation allowance on a deferred tax asset for certain tax loss carryforwards in fiscal year 2010.

Net earnings from continuing operations and Basic and Diluted earnings per share from continuing operations. Net earnings from continuing operations for the fiscal year ended June 30, 2011 were $171.8 million, a decrease of $53.3 million, or 24%, compared to $225.1 million for the fiscal year ended June 30, 2010. The decrease in Net earnings from continuing operations reflects a higher effective tax rate and lower Earnings from continuing operations before income taxes, as discussed above.

Basic and Diluted earnings per share from continuing operations for the fiscal year ended June 30, 2011 were $1.38, a decrease of $0.28, or 17%, and $1.34, a decrease of $0.28, or 17%, respectively, compared to $1.66 and $1.62 for the fiscal year ended June 30, 2010, respectively. The Company’s Basic and Diluted earnings per share from continuing operations benefited by $0.09 per share, respectively, from its repurchase of 8.7 million shares of its common stock under the Company’s stock repurchase plans during the fiscal year ended June 30, 2011.

Fiscal Year 2010 Compared to Fiscal Year 2009

The table below presents Consolidated Statement of Earnings from continuing operations data for the fiscal years ended June 30, 2010 and 2009, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2010	2009	Change
			($)	(%)
	($ in millions, except for per share amounts)
Revenues	$2,209.2	$2,073.0	$136.2	7

Cost of revenues	1,616.4	1,510.1	106.3	7
Selling, general and administrative expenses	241.6	212.9	28.7	13
Other expenses, net	9.1	4.0	5.1	NM	*

Total expenses	1,867.1	1,727.0	140.1	8

Earnings from continuing operations before income taxes	342.1	346.0	(3.9)	(1)
Margin	15.5%	16.7%		(1.2	)pts
Provision for income taxes	117.0	122.9	(5.9)	(5)
Effective tax rate	34.2%	35.5%		(1.3	)pts

Net earnings from continuing operations	$225.1	$223.1	$2.0	1

Basic earnings per share from continuing operations	$1.66	$1.60	$0.06	4
Diluted earnings per share from continuing operations	$1.62	$1.58	$0.04	3

*	Not Meaningful

Revenues. Revenues for the fiscal year ended June 30, 2010 were $2,209.2 million, an increase of $136.2 million or 7%, compared to $2,073.0 million for the fiscal year ended June 30, 2009. The increase reflects higher contributions from fee revenues of $112.4 million and higher distribution revenues of $23.8 million. Distribution revenues consist primarily of postage related fees. Higher fee revenues of $112.4 million were primarily driven by $77.0 million in event-driven mutual fund proxy revenues. Also contributing to the 7% increase, were higher recurring revenues driven by a positive contribution from Net New Business including the contract with MSSB, and gains from acquisitions, partially offset by negative internal growth. Revenues were also favorably impacted by foreign currency exchange rates of $19.7 million.

Closed sales for the fiscal year ended June 30, 2010 were $175.0 million, an increase of $36.4 million, or 26%, compared to $138.6 million for the fiscal year ended June 30, 2009. Recurring revenue closed sales for the fiscal year ended June 30, 2010 were $118.7 million, an increase of $23.6 million, or 25%, compared to $95.1 million for the fiscal year ended June 30, 2009. During the fiscal year ended June 30, 2010, the Investor Communication Solutions segment closed a transaction reporting recurring revenue sale with MSSB for $40.6 million, excluding this large recurring revenue sale, recurring revenue closed sales for the fiscal year ended June 30, 2010 were $78.1 million, a decrease of $17.0 million, or 18%, compared to $95.1 million for the fiscal year ended June 30, 2009. Event-driven revenue closed sales for the fiscal year ended June 30, 2010 were $56.3 million, an increase of $12.8 million, or 29%, compared to $43.5 million for the fiscal year ended June 30, 2009, primarily due to registered mutual fund proxy solicitation closed sales.

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

Cost of revenues for the fiscal year ended June 30, 2010 were $1,616.4 million, an increase of $106.3 million, or 7%, compared to $1,510.1 million for the fiscal year ended June 30, 2009. The increase reflects higher expense relating to higher fee revenues driven by event-driven mutual fund proxy, the net impact of higher distribution costs related to higher distribution revenues, the integration of the MSSB contract, and acquisitions. Distribution cost of revenues for the fiscal year ended June 30, 2010 were $685.7 million, an increase of $21.2 million, or 3%, compared to $664.5 million for the fiscal year ended June 30, 2009. Distribution cost of revenues consist primarily of postage related expenses. Fluctuations in foreign currency exchange rates also increased Cost of revenues by $9.3 million.

Selling, general and administrative expenses for the fiscal year ended June 30, 2010 were $241.6 million, an increase of $28.7 million, or 13%, compared to $212.9 million for the fiscal year ended June 30, 2009. The increase is primarily due to one-time non-recurring credits of $7.4 million during the fiscal year ended June 30, 2009, $7.2 million higher selling expenses on a 26% increase in sales for the fiscal year ended June 30, 2010, increased costs related to strategic initiatives and investments of $6.8 million and the impact of foreign currency exchange rates of $2.0 million, partially offset by $2.2 million lower stock-based compensation expense related to special stock option grants to corporate officers during the fiscal year ended June 30, 2009 which vested immediately, were expensed upon vest, and did not recur during the fiscal year ended June 30, 2010.

Other expenses, net for the fiscal year ended June 30, 2010 were $9.1 million, an increase of $5.1 million, compared to $4.0 million for the fiscal year ended June 30, 2009. The increase reflects the effect of the one-time gain of $8.4 million from the purchase of the Senior Notes during the fiscal year ended June 30, 2009, a lower foreign currency exchange gain of $0.9 million, partially offset by lower interest expense on Long-term debt of $4.5 million due to the decline in the weighted-average interest rate on the five-year term loan facility.

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

Provision for income taxes. Provision for income taxes and Effective tax rates for the fiscal year ended June 30, 2010 were $117.0 million and 34.2%, respectively, compared to $122.9 million and 35.5%, for the fiscal year ended June 30, 2009, respectively. The decrease in the Provision for income taxes and the Effective tax rate for the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009 was primarily attributable to the release of a valuation allowance on a deferred tax asset relating to tax loss carryforwards, and lower enacted tax rates in certain non-U.S. tax jurisdictions.

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

ANALYSIS OF REPORTABLE SEGMENTS

As a result of Broadridge’s sale of substantially all of the contracts of the securities clearing clients of Ridge to PFSI, Broadridge now has two reportable operating business segments: (1) Investor Communication Solutions and (2) Securities Processing Solutions. Ridge’s securities clearing business is reflected in discontinued operations (see Note 1, “Basis of Presentation” and Note 7, “Discontinued Operations” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for detailed information on discontinued operations), and the operations outsourcing solutions business retained by Ridge is now reported as part of the Securities Processing Solutions business segment. This change is reflected in all prior periods presented in this Annual Report on Form 10-K.

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

Revenues

	Years Ended June 30,			Change
				2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$	%	$	%
				($ in millions)
Investor Communication Solutions	$1,559.4	$1,669.6	$1,531.0	$(110.2)	(7)	$138.6	9
Securities Processing Solutions	593.6	535.9	558.9	57.7	11	(23.0)	(4)
Other	0.2	2.4	1.5	(2.2)	(92)	0.9	60
Foreign currency exchange	13.7	1.3	(18.4)	12.4	NM *	19.7	NM	*

Revenues	$2,166.9	$2,209.2	$2,073.0	$(42.3)	(2)	$136.2	7

*	Not Meaningful

Earnings (Loss) from Continuing Operations before Income Taxes

	Years Ended June 30,			Change
				2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$	%	$	%
				($ in millions)
Investor Communication Solutions	$213.4	$272.8	$248.9	$(59.4)	(22)	$23.9	10
Securities Processing Solutions	87.4	99.3	133.8	(11.9)	(12)	(34.5)	(26)
Other	(41.3)	(34.1)	(32.5)	(7.2)	(21)	(1.6)	(5)
Foreign currency exchange	10.2	4.1	(4.2)	6.1	NM *	8.3	NM *

Earnings from continuing operations before income taxes	$269.7	$342.1	$346.0	$(72.4)	(21)	$(3.9)	(1)

*	Not Meaningful

Investor Communication Solutions

Fiscal Year 2011 Compared to Fiscal Year 2010

Revenues. Investor Communication Solutions segment’s Revenues for the fiscal year ended June 30, 2011 were $1,559.4 million, a decrease of $110.2 million, or 7%, compared to $1,669.6 million for the fiscal year ended June 30, 2010. The 7% decrease was driven by a decline in event-driven fee revenues of $121.4 million, mainly the result of a decrease in mutual fund proxy activity when compared to the record level of activity during the fiscal year ended June 30, 2010. Also contributing to the 7% decline were lower distribution revenues of $76.5 million, or 10%, down from $780.6 million to $704.1 million, for the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2011, respectively. These declines were partially offset by recurring revenues from acquisitions completed during fiscal year 2011 and Net New Business mainly as a result of the contract with MSSB. Position growth, a key measure in the number of pieces processed, was unchanged for annual equity proxy and a positive 9% for mutual fund interim communications. The number of pieces processed decreased 11%, from 1,276.1 million pieces to 1,137.8 million pieces, driven primarily by the decline in event-driven mutual fund proxy activity. Revenues from acquisitions completed during fiscal year 2011 contributed $74.1 million.

Earnings from continuing operations before income taxes. Earnings from continuing operations before income taxes for the fiscal year ended June 30, 2011 were $213.4 million, a decrease of $59.4 million, or 22%, compared to $272.8 million for the fiscal year ended June 30, 2010. The decrease was mainly driven by lower event-driven activity as discussed above. Margin decreased by 2.6 percentage points from 16.3% to 13.7% as a result of the decline in event-driven mutual fund proxy revenues and related distribution revenues. Excluding acquisitions, overall Margin decreased from 16.3% to 14.7%.

Fiscal Year 2010 Compared to Fiscal Year 2009

Revenues. Investor Communication Solutions segment’s Revenues for the fiscal year ended June 30, 2010 were $1,669.6 million, an increase of $138.6 million, or 9%, compared to $1,531.0 million for the fiscal year ended June 30, 2009. The 9% increase was primarily driven by higher event-driven fee revenues from mutual fund proxy activity. Also contributing to the Revenue increase were higher recurring revenues driven by Net New Business in transaction reporting primarily as a result of the contract with MSSB and revenue gains from acquisitions. Distribution revenues for the fiscal year ended June 30, 2010 were $780.6 million, an increase of $23.8 million, or 3% compared to $756.8 million for the fiscal year ended June 30, 2009. Position growth, a key measure in the number of pieces processed, was negative 1% for annual equity proxy and a positive 6% for mutual fund interim communications. The number of pieces processed increased 7% from 1,196.8 million pieces to 1,276.1 million pieces driven primarily by event-driven mutual fund proxy activity.

Earnings from continuing operations before income taxes. Earnings from continuing operations before income taxes for the fiscal year ended June 30, 2010 were $272.8 million, an increase of $23.9 million, or 10%, compared to $248.9 million for the fiscal year ended June 30, 2009. Margin was unchanged from 16.3% as contribution from higher fee revenues were offset by strategic initiatives including the contract with MSSB and increased investment spend on acquisitions.

Securities Processing Solutions

Fiscal Year 2011 Compared to Fiscal Year 2010

Revenues. Securities Processing Solutions segment’s Revenues for the fiscal year ended June 30, 2011 were $593.6 million, an increase of $57.7 million, or 11%, compared to $535.9 million for the fiscal year ended June 30, 2010. Revenues from acquisitions and the Penson Outsourcing Agreement constituted 84% of the $57.7 million increase. The remaining $9.3 million or 16% increase in revenues, were from contributions by new business and internal growth, partially offset by the carryover impact of the prior fiscal year’s client losses and price concessions. Internal growth was driven by higher fixed income trade volumes.

Earnings from continuing operations before income taxes. Earnings from continuing operations before income taxes for the fiscal year ended June 30, 2011 were $87.4 million, a decrease of $11.9 million, or 12%, compared to $99.3 million for the fiscal year ended June 30, 2010. Margin decreased by 3.8 percentage points to 14.7% for the fiscal year ended June 30, 2011. Excluding the impact of the Penson Outsourcing Agreement and the City Networks, Ltd acquisition, Earnings from continuing operations increased by $7.3 million and Margin improved to 19.7%, for the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010.

Fiscal Year 2010 Compared to Fiscal Year 2009

Revenues. Securities Processing Solutions segment’s Revenues for the fiscal year ended June 30, 2010 were $535.9 million, a decrease of $23.0 million, or 4%, compared to $558.9 million for the fiscal year ended June 30, 2009. The 4% decrease in Revenues was driven by the fiscal year 2009 carryover impact of client losses and price concessions as well as lower trade volumes in the equity and fixed income businesses, partially offset by new business. Operations outsourcing revenues were essentially unchanged.

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

Other

Fiscal Year 2011 Compared to Fiscal Year 2010

Revenues. Other segment Revenues for the fiscal year ended June 30, 2011 were $0.2 million, a decrease of $2.2 million, compared to $2.4 million for the fiscal year ended June 30, 2010 driven by one-time, non-recurring revenues during the fiscal year ended June 30, 2010.

Loss from continuing operations before income taxes. Loss from continuing operations before income taxes was $41.3 million for the fiscal year ended June 30, 2011, an increase of $7.2 million, or 21%, compared to a $34.1 million loss from continuing operations before income taxes for the fiscal year ended June 30, 2010. The increased loss was primarily due to IBM migration costs incurred during the fiscal year ended June 30, 2011.

Fiscal Year 2010 Compared to Fiscal Year 2009

Revenues. Other segment Revenues were $2.4 million, an increase of $0.9 million for the fiscal year ended June 30, 2010, compared to $1.5 million for the fiscal year ended June 30, 2009, reflecting primarily one-time non-recurring termination fees during the fiscal year ended June 30, 2010.

Loss from continuing operations before income taxes. Loss from continuing operations before income taxes was $34.1 million for the fiscal year ended June 30, 2010, an increase of $1.6 million, compared to a $32.5 million loss from continuing operations before income taxes for the fiscal year ended June 30, 2009. The increased loss reflects the effect of the one-time gain from the purchase of the Senior Notes of $8.4 million during the fiscal year ended June 30, 2009 and a lower foreign currency exchange gain of $0.9 million. This loss was partially offset by lower interest expense on Long-term debt of $4.5 million due to the decline in the weighted-average interest rate on the five-year term loan facility, a decrease of $2.2 million in stock-based compensation expense due to special stock option grants to corporate officers, and a reduction in corporate spending. The increase also reflects $0.9 million in one-time termination fees during the fiscal year ended June 30, 2010.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011 and 2010, Cash and cash equivalents were $241.5 million and $412.6 million, respectively. Total stockholders’ equity was $797.3 million and $807.1 million at June 30, 2011 and 2010, respectively. At June 30, 2011, net working capital was $(31.3) million, compared to $506.0 million at June 30, 2010, primarily as a result of $400.0 million in borrowings reclassified from long-term debt to short-term borrowings during the fiscal year ended June 30, 2011 as their maturity date is less than one year at June 30, 2011.

As of June 30, 2011, $62.0 million of the $241.5 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

The Company repaid $240.0 million of the $440.0 million borrowing under the five-year term loan as follows: $70.0 million during the fiscal year ended June 30, 2007 and $170.0 million during the fiscal year ended June 30, 2008. Per terms of the loan agreement, as a portion of the outstanding borrowing was paid down, the total borrowing capacity was reduced commensurately, leaving a borrowing capacity of $200.0 million at June 30, 2011. The weighted-average interest rate on the five-year term loan facility was 0.77% and 0.85% for the fiscal years ended June 30, 2011 and 2010, respectively.

During the fiscal year ended June 30, 2011, the Company borrowed $240.0 million and subsequently repaid $40.0 million under the five-year revolving credit facility. The proceeds from this borrowing were used to fund the acquisition of Matrix. The weighted-average interest rate on the five-year revolving credit facility was 0.57% for the fiscal year ended June 30, 2011.

The Company intends to refinance the five-year revolving credit facility and the five-year term loan facility, both of which expire on March 29, 2012, during the first quarter of our fiscal year ended June 30, 2012. The Company anticipates that the interest rates that will be included in these refinanced facilities will be higher as compared to the interest rates for the current facilities.

These credit facilities are subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At June 30, 2011 and 2010, the Company was not aware of any instances of non-compliance with the financial covenants of these credit facilities.

Please refer to Note 12, “Borrowings” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a more detailed discussion.

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

Cash Flows

Net cash flows provided by operating activities were $190.9 million for the fiscal year ended June 30, 2011, a decrease of $169.2 million, compared to $360.1 million net cash flows provided during the fiscal year ended June 30, 2010. The decrease is primarily due to a decline in net earnings of continuing operations of $53.3 million and an increase in working capital of $100.5 million. The increase in working capital is primarily driven by an increase in accounts receivable of $67.6 million, due to the timing of revenue and timing of collections, and a decrease in accrued broker fees of $15.7 million due to the timing of revenue.

Net cash flows used in investing activities for the fiscal year ended June 30, 2011 were $340.8 million, an increase of $252.5 million, compared to $88.3 million for the fiscal year ended June 30, 2010. The increase primarily reflects higher spending of $258.3 million on acquisitions during the fiscal year ended June 30, 2011, compared to the fiscal year ended June 30, 2010, and higher purchases of intangible assets of $7.7 million slightly offset by a decline in capital expenditures of $13.5 million.

Net cash flows used in financing activities for the fiscal year ended June 30, 2011 were $45.3 million which represents a decrease of $232.8 million, compared to $278.1 million for the fiscal year ended June 30, 2010. The decrease reflects $200.0 million in proceeds from Short-term borrowings and a decrease in the purchases of common stock of $46.8 million, partially offset by a decrease in proceeds from the exercise of stock options of $9.4 million and an increase in dividends paid of $8.2 million in the current fiscal year compared to the prior fiscal year.

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

The tax allocation agreement between the Company and ADP also extends to the Company’s U.S. state income tax and most foreign income tax liabilities and tax assets. Thus, for any foreign or U.S. state income tax liabilities or tax assets relating to tax periods ended March 30, 2007 or earlier attributable to the Company’s business operations, depending on the tax jurisdiction, ADP will either make payments directly to the appropriate tax authorities or reimburse the Company for tax payments the Company made to the tax authorities that related to tax liabilities subject to the tax allocation agreement to the extent that such tax liabilities are in excess of amounts provided for in respect of such income taxes on the Consolidated Balance Sheet of the Company including the Notes thereto, as of June 30, 2011. Similarly, to the extent that there are any tax refunds attributable to the Company’s business operations in a particular tax jurisdiction for the period ended March 30, 2007 or earlier, ADP will either receive such refund directly from the appropriate tax authorities or receive reimbursement from the Company for the refund received by the Company that is subject to the tax allocation agreement.

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

Defined Benefit Pension Plan

The Company sponsors a Supplemental Officer Retirement Plan (the “Broadridge SORP”). The Broadridge SORP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. The amount charged to expense for the Broadridge SORP was $1.6 million, $1.2 million, and $0.6 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Broadridge management believes the Broadridge SORP expense is not material to the Company’s Consolidated Financial Statements.

Contractual Obligations

The following table summarizes our contractual obligations to third parties as of June 30, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
			(in millions)
Debt(1)	$524.3	$400.0	$—	$—	$124.3
Operating lease and software licenses(2)	113.6	38.7	41.9	19.6	13.4
Purchase obligations(3)	700.7	179.1	130.0	113.0	278.6

Total	$1,338.6	$617.8	$171.9	$132.6	$416.3

(1)	These amounts represent the principal repayments of Short-term and Long-term debt and are included on our Consolidated Balance Sheets. As of June 30, 2011, we had $524.3 million of outstanding debt consisting of $200.0 million of a term loan facility, $124.3 million in Senior Notes and $200.0 million of a revolving credit facility. See Note 12, “Borrowings” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for additional information about our Borrowings and related matters. Excludes future cash payments related to interest expense as the term loan facility is variable rate and the interest payments will ultimately be determined by the rates in effect during each period.

(2)	Included in these amounts are various facilities and equipment leases and software license agreements. We enter into operating leases in the normal course of business relating to facilities and equipment, as well as the licensing of software. The majority of our lease agreements have fixed payment terms based on the passage of time. Certain facility and equipment leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices. Our future operating lease obligations could change if we exit certain contracts and if we enter into additional operating lease agreements.

(3)	Purchase obligations primarily relate to payments to ADP related to a data center outsourcing services agreement that expires in fiscal year 2012, payments to IBM related to the IT Services Agreement entered into in March 2010 that expires in June 2022, and purchase and maintenance agreements on our software, equipment and other assets.

The Company entered into a data center outsourcing services agreement with ADP under which ADP provides the Company with data center services. Among the principal services provided by the data center are information technology services and service delivery network services. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the fiscal years 2011, 2010 and 2009, the Company recorded $110.4 million, $104.8 million and $102.8 million, respectively, of expenses in the Consolidated Statements of Earnings related to this agreement.

In March 2010, the Company and IBM entered into the IT Services Agreement, under which IBM will provide certain aspects of the Company’s information technology infrastructure that are currently provided under a data center outsourcing services agreement with ADP. Under the IT Services Agreement, IBM will provide a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The Company expects that the migration of its data center processing from ADP to IBM will be completed by June 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. For the fiscal year ended June 30, 2011, the Company recorded expenses of $6.3 million in the Consolidated Statements of Earnings related to this agreement.

Other Commercial Commitments

Immediately before the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest at a rate equal to LIBOR plus 250 basis points. There were no outstanding borrowings under these lines of credit at June 30, 2011.

Off-Balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at June 30, 2011, 2010 and 2009. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2, “Summary of Significant Accounting Policies—P. New Accounting Pronouncements” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a discussion on the impact of the adoption of new accounting pronouncements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2011, $400.0 million of our total $524.3 million in debt outstanding is based on floating interest rates. Our term loan facility had a balance outstanding of $200.0 million as of June 30, 2011. The interest rate is based on LIBOR plus 40 to 90 basis points based on our debt rating at the time of borrowing. The weighted-average interest rate was 0.77% as of June 30, 2011. Our revolving credit facility had a balance outstanding of $200.0 million as of June 30, 2011. The interest rate is based on LIBOR plus 27 to 75 basis points based on debt ratings and the utilization percentage of the facility at the time of the borrowing. The weighted-average interest rate was 0.57% as of June 30, 2011.

In June 2010, we completed the sale of the contracts of substantially all of Ridge’s securities clearing clients and Ridge no longer performs securities clearing services for correspondent broker-dealers. However, Ridge remains a registered broker-dealer to perform operations outsourcing services. In January 2011, we acquired Matrix, a provider of mutual fund processing services for third party administrators, financial advisors, banks and wealth management professionals. As registered broker-dealers and members of FINRA, Ridge and Matrix are subject to regulations concerning many aspects of their business, including trade practices, capital requirements, record retention, money laundering prevention, and the supervision of the conduct of directors, officers and employees. For Ridge, these regulations include the SEC’s customer protection rule, which protects both the customer funds and customer securities; the SEC’s hypothecation Rules 8c-1 and 15c2-1 regarding the borrowing and lending of customer securities; Regulation T, which regulates the borrowing and lending of securities by broker-dealers; and Regulation SHO, which prohibits short sales in certain instances. Matrix does not hold customer funds or securities so it is not therefore subject to the full requirements of the SEC’s customer protection rule. A failure by Ridge or Matrix to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of their business or disqualification of their directors, officers or employees. In addition, as registered broker-dealers, Ridge and Matrix are required to participate in the Securities Investor Protection Corporation (“SIPC”) for the benefit of customers. Matrix’s subsidiary, MG Trust Company, LLC, (“MG Trust”), is a Colorado State non-depository trust company whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. MG Trust operates pursuant to the rules and regulations of the Colorado Division of Banking.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Broadridge Financial Solutions, Inc.

1981 Marcus Avenue

Lake Success, NY 11042

We have audited the accompanying consolidated balance sheets of Broadridge Financial Solutions, Inc. and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadridge Financial Solutions, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York

August 12, 2011

Broadridge Financial Solutions, Inc.

Consolidated Statements of Earnings

(In millions, except per share amounts)

	Years ended June 30,
	2011	2010	2009
Revenues	$2,166.9	$2,209.2	$2,073.0

Cost of revenues	1,617.1	1,616.4	1,510.1
Selling, general and administrative expenses	270.0	241.6	212.9
Other expenses, net	10.1	9.1	4.0

Total expenses	1,897.2	1,867.1	1,727.0

Earnings from continuing operations before income taxes	269.7	342.1	346.0
Provision for income taxes	97.9	117.0	122.9

Net earnings from continuing operations	171.8	225.1	223.1
(Loss) earnings from discontinued operations, net of tax benefit (expense)	(2.2)	(35.1)	0.2

Net earnings	$169.6	$190.0	$223.3

Basic earnings per share:
Basic earnings per share from continuing operations	$1.38	$1.66	$1.60
Basic loss per share from discontinued operations	(0.02)	(0.26)	—

Basic earnings per share	$1.36	$1.40	$1.60

Diluted earnings per share:
Diluted earnings per share from continuing operations	$1.34	$1.62	$1.58
Diluted loss per share from discontinued operations	(0.02)	(0.25)	—

Diluted earnings per share	$1.32	$1.37	$1.58

Weighted-average shares outstanding:
Basic	124.8	135.9	140.0
Diluted	128.3	139.1	141.6
Dividends declared per common share	$0.60	$0.56	$0.28

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.

Consolidated Balance Sheets

(In millions, except per share amounts)

	June 30, 2011	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$241.5	$412.6
Accounts receivable, net of allowance for doubtful accounts of $2.0 and $2.0, respectively	406.6	354.3
Other current assets	103.3	101.7
Assets of discontinued operations	—	123.8

Total current assets	751.4	992.4
Property, plant and equipment, net	83.1	87.4
Other non-current assets	186.7	159.0
Goodwill	735.6	509.5
Intangible assets, net	147.2	46.1

Total assets	$1,904.0	$1,794.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$119.0	$91.3
Accrued expenses and other current liabilities	230.3	261.2
Deferred revenues	33.4	34.8
Short-term borrowings	400.0	—
Liabilities of discontinued operations	—	99.1

Total current liabilities	782.7	486.4
Long-term debt	124.3	324.1
Deferred taxes	71.3	56.2
Other non-current liabilities	81.1	72.8
Deferred revenues	47.3	47.8

Total liabilities	1,106.7	987.3

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $.01 par value: Authorized, 650.0 shares; issued, 149.6 and 145.9 shares at June 30, 2011 and 2010, respectively; outstanding, 123.7 and 129.2 shares at June 30, 2011 and 2010, respectively	1.5	1.5
Additional paid-in capital	667.4	587.8
Retained earnings	642.2	546.9
Treasury stock—at cost, 25.9 and 16.7 shares, respectively	(529.9)	(327.7)
Accumulated other comprehensive income (loss)	16.1	(1.4)

Total stockholders’ equity	797.3	807.1

Total liabilities and stockholders’ equity	$1,904.0	$1,794.4

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.

Consolidated Statements of Cash Flows

(In millions)

	Years ended June 30,
	2011	2010	2009
Cash Flows From Operating Activities
Net earnings	$169.6	$190.0	$223.3
Adjustments to reconcile Net earnings to net cash flows provided by operating activities:
Loss (earnings) from discontinued operations, net of tax	2.2	35.1	(0.2)
Depreciation and amortization	57.4	41.3	38.4
Amortization of other assets	14.9	15.7	15.3
Deferred income taxes	12.8	3.4	5.3
Stock-based compensation expense	30.0	27.3	28.6
Excess tax benefits from the issuance of stock-based compensation awards	(2.1)	(0.2)	(0.4)
Gain on purchase of senior notes	—	—	(8.4)
Other	(5.4)	1.1	(0.8)
Changes in operating assets and liabilities:
Current assets and liabilities:
(Increase) decrease in Accounts receivable, net	(39.8)	27.8	31.7
(Increase) decrease in Other current assets	8.0	4.2	(23.0)
(Decrease) increase in Accounts payable	8.5	9.9	(14.0)
(Decrease) increase in Accrued expenses and other current liabilities	(16.0)	7.8	(20.2)
(Decrease) increase in Deferred revenues	(11.4)	0.1	9.1
Non-current assets and liabilities:
Increase in Other non-current assets	(61.5)	(10.9)	(14.7)
Increase in Other non-current liabilities	23.7	7.5	7.2

Net cash flows provided by operating activities of continuing operations	190.9	360.1	277.2

Cash Flows From Investing Activities
Capital expenditures	(29.2)	(42.7)	(26.8)
Purchases of intangibles	(18.1)	(10.4)	(3.1)
Acquisitions, net of cash acquired	(293.5)	(35.2)	(60.8)

Net cash flows used in investing activities of continuing operations	(340.8)	(88.3)	(90.7)

Cash Flows From Financing Activities
Proceeds from Short-term borrowings	240.0	—	—
Payment on Short-term borrowings	(40.0)	—	—
Other financing transactions	1.7	—	—
Payments on Long-term debt	—	—	(114.4)
Dividends paid	(74.8)	(66.6)	(37.9)
Proceeds from exercise of stock options	47.8	57.2	7.0
Purchases of Treasury stock	(222.1)	(268.9)	(35.5)
Excess tax benefit from the issuance of stock-based compensation awards	2.1	0.2	0.4

Net cash flows used in financing activities of continuing operations	(45.3)	(278.1)	(180.4)

Cash flows from discontinued operations:
Net cash flows provided by operating activities	23.4	133.5	81.6
Net cash flows provided by (used in) financing activities	(7.2)	4.4	(8.2)

Net cash flows provided by discontinued operations	16.2	137.9	73.4

Effect of exchange rate changes on Cash and cash equivalents	7.9	0.1	3.1

Net change in Cash and cash equivalents	(171.1)	131.7	82.6
Cash and cash equivalents, beginning of fiscal year	412.6	173.4	54.7
Cash and cash equivalents of discontinued operations, beginning of fiscal year	—	107.5	143.6

Cash and cash equivalents, end of fiscal year	241.5	412.6	280.9
Cash and cash equivalents of discontinued operations, end of fiscal year	—	—	107.5

Cash and cash equivalents of continuing operations, end of fiscal year	$241.5	$412.6	$173.4

Supplemental disclosure of cash flow information:
Cash payments made for interest	$9.7	$11.1	$14.5
Cash payments made for income taxes	$58.4	$107.9	$129.2
Non-cash operating activities:
Non-cash obligation assumed from sale of discontinued operations	$—	$21.6	$—
Non-cash investing and financing activities:
Property, plant and equipment included in accrued expenses	$3.1	$4.3	$2.8
Consideration received as part of the sale of discontinued operations	$—	$33.1	$—
Purchases of treasury stock excluded from accrued expenses	$1.5	$21.3	$—
Dividends payable	$—	$8.8	$—

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.

Consolidated Statements of Stockholders’ Equity

(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, July 1, 2008	140.5	$1.4	$469.5	$248.2	$(2.0)	$28.7	$745.8
Comprehensive income:
Net earnings	—	—	—	223.3	—	—
Foreign currency translation adjustments	—	—	—	—	—	(20.8)
Pension and postretirement liability adjustment, net of taxes of $0.7	—	—	—	—	—	(1.0)
Total comprehensive income							201.5
Stock plans and related tax benefits	1.3	—	6.9	—	—	—	6.9
Stock-based compensation	—	—	29.5	—	—	—	29.5
Treasury stock acquired (2.4 shares)	—	—	—	—	(35.5)	—	(35.5)
Common stock dividends ($0.28 per share)	—	—	—	(39.2)	—	—	(39.2)

Balances, June 30, 2009	141.8	1.4	505.9	432.3	(37.5)	6.9	909.0
Comprehensive income:
Net earnings	—	—	—	190.0	—	—
Foreign currency translation adjustments	—	—	—	—	—	(7.5)
Pension and postretirement liability adjustment, net of taxes of $0.5	—	—	—	—	—	(0.8)
Total comprehensive income							181.7
Stock plans and related tax benefits	4.1	0.1	53.8	—	—	—	53.9
Stock-based compensation	—	—	28.1	—	—	—	28.1
Treasury stock acquired (14.2 shares)	—	—	—	—	(290.2)	—	(290.2)
Common stock dividends ($0.56 per share)	—	—	—	(75.4)	—	—	(75.4)

Balances, June 30, 2010	145.9	1.5	587.8	546.9	(327.7)	$(1.4)	807.1
Comprehensive income:
Net earnings	—	—	—	169.6	—	—
Foreign currency translation adjustments	—	—	—	—	—	20.7
Pension and postretirement liability adjustment, net of taxes of $0.7	—	—	—	—	—	(1.1)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(2.1)
Total comprehensive income							187.1
Stock plans and related tax benefits	3.7	—	49.8	—	—	—	49.8
Stock-based compensation	—	—	29.8	—	—	—	29.8
Treasury stock acquired (9.2 shares)	—	—	—	—	(202.2)	—	(202.2)
Common stock dividends ($0.60 per share)	—	—	—	(74.3)	—	—	(74.3)

Balances, June 30, 2011	149.6	$1.5	$667.4	$642.2	$(529.9)	$16.1	$797.3

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

•

Securities Processing Solutions—Revenues are generated from fees for transaction processing. Client service agreements often include up-front consideration as well as a recurring fee for transaction processing. In accordance with Accounting Standards Codification Topic (“ASC”) No. 605 “Revenue Recognition” up-front implementation fees are deferred and recognized on a straight-line basis over the longer of the respective service term of the contract or the expected customer relationship period which commences after client acceptance when the processing term begins. Fees received from processing services are recognized as revenue in the period in which the services have been rendered and when collectability is reasonably assured. Additionally, revenues generated from outsourcing services are recognized based on fixed monthly fees in the period in which the services are rendered in accordance with the respective contractual agreement.

C. Cash and Cash Equivalents. Investment securities with a maturity of 90 days or less at the time of purchase are considered cash equivalents.

D. Financial Instruments. Substantially all of the financial instruments of the Company other than Long-term debt are carried at fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. The carrying value of the Company’s long-term variable-rate term loan facility approximates fair value because these instruments reflect market changes to interest rates. The carrying value of the Company’s long-term fixed-rate senior notes represents the face value of the long-term fixed-rate senior notes net of the unamortized discount. The fair value of the Company’s long-term fixed-rate senior notes is based on quoted market prices. See Note 12, “Borrowings,” for a further discussion of the Company’s long-term fixed-rate senior notes.

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

F. Available-For-Sale Equity Securities. Available-for-sale equity securities are non-derivatives that are reflected in Other non-current assets in the Consolidated Balance Sheets, unless management intends to dispose of the investment within twelve months of the end of the reporting period, in which case they are reflected in Other current assets in the Consolidated Balance Sheets. These investments are in entities over which the Company does not have control, joint control, or significant influence. Investments are initially recognized at fair value plus transaction costs and are subsequently carried at fair value. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and are included in other comprehensive income. Realized gains on available-for-sale securities are included in other income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.

Declines in the fair value of available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

G. Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventory balances of $9.4 million, consisting of forms and envelopes used in the mailing of proxy materials to our customers, are reflected in Other current assets in the Consolidated Balance Sheets at June 30, 2011.

H. Deferred Client Conversion and Start-Up Costs. Direct costs that are incurred to set up or convert a client’s systems to function with the Company’s technology are generally deferred and recognized on a straight-line basis which commences after client acceptance when the processing term begins. To the extent deferred costs exceed related implementation fee revenues, such excess costs are amortized over the service term of the contract. Deferred costs up to the amount of the related implementation fees are recognized over the longer of the respective service term of the contract or expected customer relationship period. $125.8 million of these capitalized costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2011.

I. Other Non-Current Assets. Other non-current assets in the Consolidated Balance Sheets for fiscal year 2011 includes $20.6 million principal amount of the five-year subordinated note receivable with Penson Worldwide, Inc. (“PWI”) measured at face value, and an $8.8 million investment in PWI’s common stock which is marked to market in the Consolidated Balance Sheets at June 30, 2011. See Note 7, “Discontinued Operations,” for a more detailed discussion of these transactions between the Company and PWI.

J. Goodwill. The Company accounts for its goodwill and intangible assets in accordance with ASC No. 350, “Intangibles—Goodwill and Other” (“ASC No. 350”), which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at the reporting unit level at least annually or more frequently if circumstances indicate possible impairment. The Company tests for goodwill impairment annually in the fourth quarter of the fiscal year, using the March 31 balances. If impairment exists, a write-down to fair value (measured by discounting estimated future cash flows) is recorded.

In January 2011, the Company acquired Matrix, which was tested separately as its own reporting unit for the annual goodwill impairment test at March 31, 2011. Matrix was excluded from the sensitivity analysis discussed below as it was acquired in January 2011. Accordingly, the carrying value of the net assets acquired approximated fair value at March 31, 2011.

The Company performs a sensitivity analysis under Step 1 of the goodwill impairment test as prescribed in ASC No. 350, assuming hypothetical reductions in the fair values of our reporting units. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in our calculations of the fair values of the reporting units would have no impact on the reported value of our goodwill.

K. Impairment of Long-Lived Assets. In accordance with ASC No. 360, “Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets,” (“ASC No. 360”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its expected estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment in accordance with ASC No. 360.

L. Foreign Currency Translation and Transactions. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars based on exchange rates in effect at the end of each period. Revenues and expenses are translated at average exchange rates during the periods. Currency transaction gains or losses are included in Other expenses, net. Gains or losses from balance sheet translation are included in Stockholders’ equity within Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

M. Stock-Based Compensation. The Company accounts for stock-based compensation in accordance primarily with ASC No. 718, “Compensation—Stock Compensation”, by recognizing the measurement of stock-based compensation expense in Net earnings based on the fair value of the award on the date of grant. For stock options issued, the fair value of each stock option was estimated on the date of grant using a binomial option pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price, and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.

N. Internal Use Software. Expenditures for major software purchases and software developed or obtained for internal use are capitalized and amortized over a three- to five-year period on a straight-line basis. For software developed or obtained for internal use, the Company capitalizes these costs in accordance with the provisions of ASC No. 350-40, “Internal Use Software.” The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to direct time spent on such projects. Costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.

O. Income Taxes. The Company accounts for income taxes under the liability method, which requires that deferred tax assets and liabilities be determined based on the expected future income tax consequences of events that have been recognized in the Consolidated Financial Statements.

Deferred tax assets and liabilities are recognized based on temporary differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

P. New Accounting Pronouncements. In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU No. 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company does not expect that the adoption of ASU 2011-05 will have an impact on our consolidated results of operations, financial condition or cash flows as it only requires a change in the format of our current presentation.

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

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force,” an amendment of ASC No. 605-25, “Revenue Recognition”. This standard provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The ASU introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. It is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. ASU No. 2009-13 will be effective for the Company on July 1, 2011 and is not expected to have a material impact on the Company’s results of operations, cash flows or financial condition.

ASC No. 820-10, “Fair Value Measurements and Disclosures” with respect to non-financial assets and liabilities was adopted effective July 1, 2009. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard did not have a material financial impact to the Consolidated Financial Statements. Refer to Note 6, “Fair Value of Financial Instruments,” for additional information regarding our fair value measurements for financial assets and liabilities.

Q. Advertising Costs. Advertising costs are expensed at the time the advertising takes place. Selling, general and administrative expenses include advertising costs of $3.0 million, $1.9 million and $2.7 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

R. Subsequent Events. In preparing the accompanying Consolidated Financial Statements, in accordance with ASC No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after June 30, 2011, through the date of issuance of the Consolidated Financial Statements. During this period, the Company did not have any material subsequent events.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented.

Diluted EPS reflects the potential dilution that could occur if outstanding stock options at the presented date are exercisable and shares of restricted stock have vested.

As of June 30, 2011, 2010 and 2009, the computation of diluted EPS did not include 2.4 million, 4.4 million and 6.9 million options to purchase Broadridge common stock, respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Years ended June 30,
	2011	2010	2009
	(in millions)
Weighted-average shares outstanding:
Basic	124.8	135.9	140.0
Common stock equivalents	3.5	3.2	1.6

Diluted	128.3	139.1	141.6

The following table sets forth the computation of basic EPS utilizing Net earnings from continuing operations and Net Earnings for the fiscal year and the Company’s basic Weighted-average shares outstanding:

	Years ended June 30,
	2011	2010	2009
	(in millions, except per share amounts)
Net earnings from continuing operations	$171.8	$225.1	$223.1
Net earnings	$169.6	$190.0	$223.3
Basic Weighted-average shares outstanding	124.8	135.9	140.0
Basic EPS from continuing operations	$1.38	$1.66	$1.60
Basic EPS	$1.36	$1.40	$1.60

The following table sets forth the computation of diluted EPS utilizing Net earnings from continuing operations and Net earnings for the fiscal year and the Company’s diluted Weighted-average shares outstanding:

	Years ended June 30,
	2011	2010	2009
	(in millions, except per share amounts)
Net earnings from continuing operations	$171.8	$225.1	$223.1
Net earnings	$169.6	$190.0	$223.3
Diluted Weighted-average shares outstanding	128.3	139.1	141.6
Diluted EPS from continuing operations	$1.34	$1.62	$1.58
Diluted EPS	$1.32	$1.37	$1.58

NOTE 4. OTHER EXPENSES, NET

Other expenses, net consisted of the following:

	Years ended June 30,
	2011	2010	2009
	($ in millions)
Interest expense on borrowings	$9.9	$9.8	$14.3
Interest income	(2.2)	(0.7)	(0.8)
Foreign currency exchange loss (gain)	1.7	(1.0)	(1.9)
Gain from purchase of senior notes	—	—	(8.4)
Other	0.7	1.0	0.8

Other expenses, net	$10.1	$9.1	$4.0

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

Acquisitions completed by the Company with an aggregate purchase price of greater than $15.0 million during the fiscal years ended June 30, 2011, 2010 and 2009, were as follows:

During the fiscal year ended June 30, 2011, the Company acquired three businesses in the Investor Communication Solutions segment. A summary of each acquisition is as follows:

NewRiver, Inc.

In August 2010, the Company acquired NewRiver, Inc. (“NewRiver”), a leader in mutual fund electronic investor disclosure solutions. The purchase price was $77.6 million, net of cash acquired. This acquisition resulted in $47.8 million of goodwill, after post-closing adjustments for deferred taxes. Intangible assets acquired, which totaled $27.3 million, consist primarily of customer relationships and software technology, which are being amortized over an eight-year and seven-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

Forefield, Inc.

In December 2010, the Company acquired Forefield, Inc. (“Forefield”), a leading provider of real-time sales, education and client communication solutions for financial institutions and their advisors. The purchase price was $18.3 million, net of cash acquired. This acquisition resulted in $11.1 million of goodwill, after post-closing adjustments for deferred taxes. Intangible assets acquired, which totaled $6.8 million, primarily consist of customer relationships and software technology that are being amortized over a seven-year and a five-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

Matrix Financial Solutions, Inc.

In January 2011, the Company acquired Matrix Financial Solutions, Inc. (“Matrix”). Matrix is a provider of mutual fund processing services for third party administrators, financial advisors, banks and wealth management professionals. Matrix’s back-office, trust, custody, trading and mutual fund settlement services will be integrated into Broadridge’s solution suite as part of Broadridge’s strategy to strengthen its role as a provider of data processing and distribution channel solutions to the mutual fund industry. The purchase price was $197.6 million, net of cash acquired.

This acquisition resulted in $154.7 million of goodwill, after post-closing adjustments for deferred taxes. Goodwill primarily resulted from the Company’s expectation of sales growth and cost synergies from the integration of Matrix’s technology and product offerings with the Company’s technology and operations to provide an expansion of products and market reach. Intangible assets acquired, which totaled $71.5 million, consist of customer relationships, software technology, trademarks and non-compete agreements, and are being amortized over a ten-year, seven-year, five-year and three-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

During the fiscal year ended June 30, 2010, the Company acquired one business in the Securities Processing Solutions segment:

City Networks, Ltd

In June 2010, the Company acquired City Networks Ltd, a leading software and services provider of reconciliation, multi-asset process automation and operational risk management solutions to the global financial services industry, for $37.7 million. This acquisition resulted in $20.9 million of goodwill. Intangible assets acquired, which totaled $10.6 million, consist primarily of customer relationships and acquired software technology, which are being amortized over a ten-year life and five-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

During the fiscal year ended June 30, 2009, the Company acquired one business in the Investor Communication Solutions segment:

Access Data Corp.

In May 2009, the Company acquired Access Data Corp., a leading provider of enterprise reporting and data management services for asset management firms and financial intermediaries, for $45.2 million. This acquisition resulted in $31.4 million of goodwill. Intangible assets acquired, which totaled $13.0 million, consist primarily of acquired technology and customer relationships that are being amortized over a five-year life and seven-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

The Company also completed acquisitions with individual aggregate purchase prices of less than $15.0 million during fiscal years 2011, 2010 and 2009, respectively, which were not material to the Company’s Consolidated Financial Statements.

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

The following table sets forth the Company’s financial assets and liabilities at June 30, 2011 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets
Cash and cash equivalents:
Money market funds	$150.4	$—	$—	$150.4
Other current assets:
Available-for-sale equity securities	2.0	—	—	2.0
Other non-current assets:
Available-for-sale equity securities	14.0	—	—	14.0

Total	$166.4	$—	$—	$166.4

A note receivable of $20.6 million from Penson Worldwide, Inc. (“PWI”) is included as a financial asset measured at fair value on a recurring basis as of June 30, 2010; however, this financial asset was not being measured at fair value on a recurring basis. Therefore, this note receivable has been subsequently removed from the table.

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

The note receivable in Level 3 assets represents the present value of a five-year subordinated note from PWI. There was no financial impact to the Company’s Consolidated Statement of Operations as of June 30, 2010.

The following table sets forth an analysis of changes during fiscal years 2011 and 2010 in Level 3 financial assets of the Company:

	2011	2010
	($ in millions)
Beginning balance,	$20.6	$—
Net realized/unrealized gains/(losses)	—	—
Purchases/(sales)	—	20.6
Transfers in/(out) of Level 3	(20.6)	—

Balance at June 30,	$—	$20.6

The following table sets forth a summary of Level 3 fair value asset impairments that the Company incurred during fiscal years 2011 and 2010 (see Note 10, “Goodwill and Intangible Assets, Net” for a discussion of these asset impairments):

	2011	2010
	($ in millions)
Goodwill impairments	$—	$29.3
Intangible asset impairments	—	10.9

Balance at June 30,	$—	$40.2

NOTE 7. DISCONTINUED OPERATIONS

In November 2009, the Company and Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with PWI and Penson Financial Services, Inc., a wholly owned subsidiary of PWI (“PFSI”), to sell substantially all contracts of the securities clearing clients of Ridge to PFSI.

On June 25, 2010, the Company completed the sale of the contracts of substantially all of the securities clearing clients of Ridge to PFSI, for an aggregate purchase price of $35.2 million. The purchase price paid to Broadridge consisted of (i) a five-year subordinated note from PWI in the principal amount of $20.6 million bearing interest at an annual rate equal to the London Inter-Bank Offer Rate (“LIBOR”) plus 550 basis points, and (ii) 2,455,627 shares of PWI’s common stock (representing 9.5% of PWI’s outstanding common stock as of

May 31, 2010), at the June 25, 2010 closing price of PWI’s common stock of $5.95 per share. The purchase price is subject to certain adjustments post-closing including adjustments to reflect certain correspondent clearing contracts. The Company discontinued its securities clearing services business but continues to provide operations outsourcing solutions aligned with the Securities Processing Solutions business. During the fiscal year ended June 30, 2011, the few Ridge correspondent clients that were not acquired by PWI de-converted off the Ridge processing platform. Ridge no longer performs securities clearing services for correspondent broker-dealers.

The results of the securities clearing services business are included in Loss from discontinued operations, net of tax benefit, for all periods presented. The net assets associated with the securities clearing services business, totaling zero and $24.7 million, have been reclassified to Assets of discontinued operations and Liabilities of discontinued operations as of June 30, 2011 and June 30, 2010, respectively.

For a period of time, the Company will continue to generate cash flows and to report statement of earnings activity in Loss from discontinued operations, net of taxes, associated with the securities clearing services business. The activities that give rise to these cash flows and statement of earnings activities are transitional in nature.

The following summarized financial information related to the securities clearing services business has been segregated from continuing operations and reported as discontinued operations:

	Years ended June 30,
	2011	2010	2009
	($ in millions)
Revenues	$2.9	$74.3	$76.3

Earnings (loss) from discontinued operations, before net loss on disposal	$—	$—	$0.3
Income tax benefit (expense)	—	—	(0.1)

Net earnings (loss) from discontinued operations, before loss on disposal	—	—	0.2
Loss on disposal of assets of discontinued operations, net of tax benefit for the fiscal years ended June 30, 2011 and 2010 of $1.3 and $20.2, respectively	(2.2)	(35.1)	—

(Loss) earnings from discontinued operations, net of tax benefit (expense)	$(2.2)	$(35.1)	$0.2

The following assets and liabilities have been segregated and classified as Assets of discontinued operations and Liabilities of discontinued operations, as appropriate, in the Consolidated Balance Sheets as of June 30, 2011 and June 30, 2010, respectively. These assets and liabilities related to the securities clearing services business described above, net to zero and $24.7 million. The amounts presented below were adjusted to exclude intercompany receivables and payables between the business held for sale and the Company, which are to be excluded from the disposition.

	June 30, 2011	June 30, 2010
	($ in millions)
Assets
Cash and securities segregated for regulatory purposes and securities deposited with clearing organizations	$—	$67.0
Securities clearing receivables, net of allowance for doubtful accounts of zero and $2.0, respectively	—	52.5
Other assets	—	4.3

Total assets of discontinued operations	—	123.8

Liabilities
Accrued expenses and other current liabilities	—	21.7
Securities clearing payables	—	77.4

Total liabilities of discontinued operations	—	99.1

Net assets of discontinued operations	$—	$24.7

As of June 30, 2010, Securities clearing receivables/payables and segregated cash included amount which were converted to cash shortly after the close of the transaction, with any excess cash remaining with the Company.

Regulatory Requirements

As a registered broker-dealer and member of the New York Stock Exchange (“NYSE”) and the Financial Industry Regulatory Authority (“FINRA”), Ridge is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”). Ridge computes its net capital under the alternative method permitted by Rule 15c3-1, which requires Ridge to maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The NYSE and FINRA may require a member firm to reduce its business if its net capital is less than 4% of aggregate debit items, or may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit items. At June 30, 2011, Ridge had net capital of $14.6 million, and exceeded the minimum requirements by $14.3 million.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT, NET

Depreciation and amortization expense for Property, plant and equipment was $36.1 million, $32.3 million, and $32.8 million for the three fiscal years ended June 30, 2011, 2010 and 2009, respectively. Property, plant and equipment at cost and accumulated depreciation at June 30, 2011 and 2010 are as follows:

	June 30,
	2011	2010
	($ in millions)
Property, plant and equipment:
Land and buildings	$4.4	$4.3
Equipment	242.9	224.0
Furniture, leaseholds and other	157.3	155.1

	404.6	383.4
Less: Accumulated depreciation	(321.5)	(296.0)

Property, plant and equipment, net	$83.1	$87.4

NOTE 9. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	June 30,
	2011	2010
	($ in millions)
Deferred client conversion and start-up costs	$125.8	$106.6
Note receivable	20.6	20.6
Long-term investments	18.1	15.4
Long-term broker fees	13.6	9.8
Other	8.6	6.6

Total	$186.7	$159.0

NOTE 10. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in Goodwill for the fiscal years ended June 30, 2011 and 2010 are as follows:

	Investor Communication Solutions	Securities Processing Solutions	Total
	($ in millions)
Balance as of July 1, 2009	$290.7	$191.1	$481.8
Additions	12.4	20.9	33.3
Cumulative translation adjustments	—	(5.6)	(5.6)

Balance as of June 30, 2010	303.1	206.4	509.5
Additions	213.6	—	213.6
Cumulative translation adjustments	0.1	12.4	12.5

Balance as of June 30, 2011	$516.8	$218.8	$735.6

During fiscal year 2010, the Company sold the contracts of substantially all of its securities clearing clients. As a result, goodwill of $29.3 million in the former Clearing and Outsourcing Solutions segment was reclassified to Assets of discontinued operations and subsequently written off in fiscal year 2010 as a result of the sale of this business (see Note 6, “Fair Value of Financial Instruments” and Note 7, “Discontinued Operations”).

During fiscal years 2011, 2010 and 2009, the Company performed the required impairment tests of Goodwill under ASC No. 350 and determined that there was no impairment other than as noted above.

Intangible assets at cost and accumulated amortization at June 30, 2011 and 2010 are as follows:

	June 30,
	2011			2010
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
	($ in millions)
Software and software licenses	$120.8	$(59.3)	$61.5	$71.3	$(46.2)	$25.1
Customer contracts and lists	94.7	(19.5)	75.2	31.7	(12.6)	19.1
Other intangibles	13.0	(2.5)	10.5	2.6	(0.7)	1.9

	$228.5	$(81.3)	$147.2	$105.6	$(59.5)	$46.1

During fiscal year 2010, the customer relationship intangible asset at Ridge was reclassified to Assets of discontinued operations as a result of the sale of the business (see Note 7, “Discontinued Operations”), with an original cost of $22.0 million, and accumulated amortization of $11.1 million associated with this asset.

Other intangibles consist primarily of purchased rights, covenants, patents, and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of the intangible assets is 6.8 years (4.7 years for software and software licenses, 7.9 years for customer contracts and lists and 6.2 years for other intangibles). Amortization of intangibles totaled $21.8 million, $9.0 million, and $5.6 million for fiscal years 2011, 2010, and 2009, respectively. Estimated amortization expenses of the Company’s existing intangible assets for the next five fiscal years are as follows:

Years Ending June 30,	($ in millions)
2012	$28.4
2013	25.4
2014	21.8
2015	18.5
2016	16.2

NOTE 11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30,
	2011	2010
	($ in millions)
Employee compensation and benefits	$102.1	$101.9
Accrued broker fees	40.6	56.3
Accrued income tax liability	23.7	24.3
Accrued dividend payable	18.2	18.6
Other	45.7	60.1

Total	$230.3	$261.2

NOTE 12. BORROWINGS

Revolving Credit and Loan Facilities: On March 29, 2007, the Company entered into a $1,190.0 million senior unsecured credit facility, consisting of a $440.0 million, five-year term loan facility, a $500.0 million, five-year revolving credit facility and a $250.0 million, one-year revolving credit facility. Borrowings under the five-year term loan facility bear interest at LIBOR plus 40 to 90 basis points based on debt ratings at the time of the borrowing. The five-year term loan facility was subject to interest at LIBOR plus 40 basis points as of June 30, 2011 and 2010, respectively. Borrowings under the five-year revolving credit facility bear interest at LIBOR plus 27 to 75 basis points based on debt ratings and the utilization percentage of the facility at the time of the borrowing. The five-year revolving credit facility also has an annual facility fee equal to 8 to 20 basis points on the $500.0 million facility, based on the Company’s debt rating, whether used or unused. The annual facility fee for the five-year revolving credit facility was equal to 8 basis points as of June 30, 2011 and 2010, respectively. The Company incurred $1.5 million in debt issuance costs to establish these credit facilities. These costs have been capitalized in Other non-current assets in the Consolidated Balance Sheets and are amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the terms of these facilities.

On March 29, 2007, the Company borrowed $440.0 million under the five-year term loan facility and $250.0 million under the one-year revolving credit facility. The proceeds received in connection with the $690.0 million of borrowings were transferred to ADP on March 30, 2007 as a tax-free dividend as part of the spin-off from our former parent company (the “Distribution”). In May 2007, the Company refinanced the $250.0 million one-year revolving credit facility through an offering of $250.0 million of 6.125% senior notes discussed below. The one-year revolving credit facility was cancelled upon repayment. During the fiscal years ended June 30, 2011, 2010 and 2009, the Company did not make any repayments on the five-year term loan facility.

The Company repaid $240.0 million of the $440.0 million borrowing under the five-year term loan as follows: $70.0 million during the fiscal year ended June 30, 2007 and $170.0 million during the fiscal year ended June 30, 2008. Per terms of the loan agreement, as a portion of the outstanding borrowing was paid down, the total borrowing capacity was reduced commensurately, leaving a borrowing capacity of $200.0 million at June 30, 2011. The weighted-average interest rate on the five-year term loan facility was 0.77% and 0.85% for the fiscal years ended June 30, 2011 and 2010, respectively.

During the fiscal year ended June 30, 2011, the Company borrowed $240.0 million and subsequently repaid $40.0 million under the five-year revolving credit facility. The weighted-average interest rate on the five-year revolving credit facility was 0.57% for the fiscal year ended June 30, 2011.

These credit facilities are subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At June 30, 2011 and 2010, the Company is not aware of any instances of any non-compliance with the financial covenants of these credit facilities.

Senior Notes: In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Senior Notes”). The Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At June 30, 2011 and 2010, we are not aware of any instances of non-compliance with the financial covenants of the indenture governing the Senior Notes. The indenture also contains covenants regarding the purchase of the notes upon a change of control triggering event. The Senior Notes are senior unsecured obligations of the Company and rank equally with our other senior indebtedness. The Company may redeem the Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Senior Notes. These costs have been capitalized and will be amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the ten-year term. During the fiscal year ended June 30, 2009, the Company purchased $125.0 million principal amount of the Senior Notes (including $1.0 million unamortized bond discount) pursuant to a cash tender offer for such notes. The consideration paid for the Senior Notes accepted for payment was $116.3 million. The completed purchase resulted in a one-time non-cash gain from early extinguishment of debt of $8.4 million.

In addition, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest at LIBOR plus 250 basis points. As of June 30, 2011 and 2010, respectively, no amounts were outstanding under these lines of credit.

Available Capacity: As of June 30, 2011, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Unused Available Capacity
		($ in millions)
Short-term borrowings
Term loan facility	March 2012	$200.0	$200.0	$—
Revolving credit facility	March 2012	500.0	200.0	300.0

Total Short-term borrowings		700.0	400.0	300.0

Long-term debt
Senior notes	June 2017	124.3	124.3	—

Total debt		$824.3	$524.3	$300.0

The carrying value of the variable-rate term loan facility approximates fair value. The fair value of the fixed-rate Senior Notes at June 30, 2011 was $130.8 million based on quoted market prices. Amounts are due on the expiration dates listed above.

NOTE 13. STOCK-BASED COMPENSATION

Incentive Equity Awards. The Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (the “2007 Plan”) provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock awards, stock bonuses and performance compensation awards to employees, non-employee directors, and other key individuals who perform services for the Company. The Company accounts for stock-based compensation in accordance with ASC No. 718 which requires the measurement of stock-based compensation expense to be recognized in Net earnings based on the fair value of the award on the date of grant. In accordance with the 2007 Plan, the Company’s stock-based compensation consists of the following:

Stock Options: Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant. Stock options are generally issued under a graded vesting schedule, generally vest ratably over five years and have a term of 10 years. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award.

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

Time-based Restricted Stock Units: The Company has a time-based restricted stock unit (“RSU”) program under which RSUs representing the right to receive one share of the Company’s common stock for each vested RSU are granted. Time-based RSUs typically vest two and one-half years from the date of grant. The Company records stock compensation expense for time-based RSUs on a straight-line basis over the vesting period.

Performance-based Restricted Stock Units: The Company has a performance-based RSU program under which RSUs representing the right to receive one share of the Company’s common stock for each vested RSU are granted. RSUs vest upon the achievement, by the Company, of specific performance metrics. The Company records stock compensation expense for performance-based RSUs on a straight-line basis over the performance period, plus a subsequent vesting period, which typically totals approximately two and one-half years from the date of grant.

The activity related to the Company’s incentive equity awards for the fiscal years ended June 30, 2011, 2010 and 2009 consisted of the following:

	Stock Options		Time-based RSUs		Performance-based RSUs
	Number of Options	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Balances at July 1, 2008	17,423,889	$19.00	1,118,705	$18.59	976,329	$19.41
Granted	2,100,900	17.32	970,393	14.11	519,502	16.12
Exercised(a)	(381,567)	16.95	—		—
Vesting of RSUs	—	—	(90,740)	19.70	(943,410)	19.70
Expired/forfeited	(484,070)	18.72	(40,246)	17.16	(19,021)	18.65

Balances at June 30, 2009	18,659,152	$18.86	1,958,112	$16.35	533,400	$15.72
Granted	1,751,500	22.94	1,005,598	18.65	407,043	18.64
Exercised(a)	(2,905,972)	18.46	—		—
Vesting of RSUs	—	—	(982,805)	17.88	(266,634)	18.34
Expired/forfeited	(135,468)	19.93	(96,735)	21.51	(2,950)	16.27

Balances at June 30, 2010	17,369,212	$19.33	1,884,170	$16.52	670,859	$16.45
Granted	284,150	22.53	1,044,004	21.59	359,253	21.64
Exercised(a)	(2,488,648)	19.22	—		—
Vesting of RSUs	—		(901,654)	14.22	(321,388)	14.03
Expired/forfeited	(1,389,988)	24.05	(94,517)	19.40	—	—

Balances at June 30, 2011(b)	13,774,726	$18.94	1,932,003	$20.19	708,724	$20.18

(a)	Stock options exercised during the fiscal years ended June 30, 2011, 2010 and 2009 had intrinsic values of $8.7 million, $10.1 million and $1.0 million, respectively.

(b)	As of June 30, 2011, the Company’s outstanding “in the money” stock options using the fiscal year-end share price of $24.07 (approximately 13.4 million shares) had an aggregate intrinsic value of $71.3 million.

The table below summarizes information regarding the Company’s outstanding and exercisable stock options as of June 30, 2011:

	Outstanding Options
	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Range of Exercise Prices
$0.01 to $14.00	948,183	4.39	$13.72
$14.01 to $16.00	1,508,622	3.68	$15.73
$16.01 to $18.00	2,534,401	3.88	$17.36
$18.01 to $20.00	3,882,826	4.90	$18.74
$20.01 to $22.00	3,183,200	5.10	$21.02
$22.01 to $24.00	1,334,158	7.87	$22.93
$24.01 to $26.00	383,336	8.62	$25.67

	13,774,726	4.98	$18.94

	Exercisable Options
Range of Exercise Prices	Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01 to $14.00	779,298	3.70	$13.70
$14.01 to $16.00	1,380,836	3.32	$15.78
$16.01 to $18.00	2,369,415	3.62	$17.40
$18.01 to $20.00	3,624,050	4.85	$18.71
$20.01 to $22.00	2,438,698	4.12	$20.83
$22.01 to $24.00	873,134	7.24	$22.89
$24.01 to $26.00	127,772	8.62	$25.67

	11,593,203	4.41	$18.60

Stock-based compensation expense of $30.0 million, $27.3 million, and $28.6 million was recognized in earnings from continuing operations in the Consolidated Statements of Earnings for the fiscal years ended June 30, 2011, 2010 and 2009, respectively, as well as related tax benefits of $11.3 million, $10.4 million, and $11.4 million, respectively. Stock-based compensation expense of $1.1 million, $1.1 million, and $1.1 million was recognized in earnings from discontinued operations in the Consolidated Statements of Earnings for the fiscal years ended June 30, 2011, 2010 and 2009, respectively, as well as related tax benefits of $0.4 million, $0.4 million, and $0.4 million, respectively.

As of June 30, 2011, the total remaining unrecognized compensation cost related to non-vested stock options and RSU awards amounted to $4.8 million and $27.4 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.6 years and 1.5 years, respectively.

The following table presents the assumptions used to determine the fair values of the stock option grants during the fiscal years ended June 30, 2011, 2010 and 2009:

	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009
Risk-free interest rate	3.1%	2.9% - 3.2%	1.9% - 2.6%
Dividend yield	2.7%	2.5% - 2.6%	2.3% - 2.6%
Weighted-average volatility factor	31.4%	32.1% - 33.0%	51.3% - 52.8%
Weighted-average expected life (in years)	7.1	6.1 - 6.9	4.9 - 6.9
Weighted-average fair value (in dollars)	$ 6.07	$ 6.00	$ 4.50

NOTE 14. EMPLOYEE BENEFIT PLANS

A. Defined Contribution Savings Plan. The Company’s Board of Directors approved a Broadridge sponsored 401(k) savings plan covering eligible full-time domestic employees of the Company. This plan provides a base contribution plus Company matching contributions on a portion of employee contributions. The costs recorded by the Company for this plan were $18.8 million, $18.2 million and $15.9 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

B. Defined Benefit Pension Plan. The Company’s Board of Directors approved a Broadridge sponsored Supplemental Officer Retirement Plan (the “Broadridge SORP”). The Broadridge SORP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. The amount charged to expense for the Broadridge SORP was $1.6 million, $1.2 million and $0.6 million during the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Broadridge management believes the Broadridge SORP expense is not material to the Company’s Consolidated Financial Statements.

NOTE 15. INCOME TAXES

Earnings from continuing operations before income taxes shown below are based on the geographic location to which such earnings are attributable.

	Years Ended June 30,
	2011	2010	2009
	($ in millions)
Earnings before income taxes:
U.S.	$196.2	$247.9	$278.7
Foreign	73.5	94.2	67.3

	$269.7	$342.1	$346.0

The Provision for income taxes consists of the following components:

	Years Ended June 30,
	2011	2010	2009
	($ in millions)
Current:
U.S. Domestic	$56.3	$76.5	$95.6
Foreign	22.9	28.1	21.3
State	5.9	9.0	2.8

Total current	85.1	113.6	119.7
Deferred:
U.S. Domestic	20.0	0.6	4.0
Foreign	(1.5)	0.9	(0.3)
State	(5.7)	1.9	(0.5)

Total deferred	12.8	3.4	3.2

Total provision for income taxes	$97.9	$117.0	$122.9

	Years Ended June 30,
	2011	%	2010	%	2009	%
	($ in millions)
Provision for income taxes at U.S. statutory rate	$94.4	35.0	$119.7	35.0	$121.1	35.0
Increase in Provision for income taxes from:
State taxes, net of federal tax	3.6	1.3	8.6	1.6	5.8	1.7
Foreign taxes	(1.4)	(0.5)	(4.6)	(1.4)	(1.7)	(0.5)
Valuation allowances on tax attributes	(4.5)	(1.7)	(9.5)	(2.8)	(4.1)	(1.2)
Advance pricing agreement adjustment	4.9	1.9	—	—	—	—
Other	0.9	0.3	2.8	1.8	1.8	0.5

	$97.9	36.3	$117.0	34.2	$122.9	35.5

The Company’s effective tax rate for the fiscal year ended June 30, 2011 was 36.3% compared to 34.2% for the fiscal year ended June 30, 2010. The increase in the effective tax rate was primarily attributable to the release of a valuation allowance on a deferred tax asset relating to loss carryforwards in the fiscal year ended June 30, 2010.

As of June 30, 2011, the Company had approximately $230.8 million of earnings attributable to foreign subsidiaries. The Company considers such earnings as permanently reinvested outside the U.S. and, therefore, provides no additional taxes that could occur upon repatriation. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2011 and 2010 were as follows:

	June 30,
	2011	2010
	($ in millions)
Classification:
Current deferred tax assets (included in Other current assets)	$16.0	$32.4
Long-term deferred tax liabilities	(71.3)	(56.2)

Net deferred tax liabilities	$(55.3)	$(23.8)

Components:
Deferred tax assets:
Accrued expenses not currently deductible	$4.9	$6.0
Depreciation	15.8	14.8
Compensation and benefits not currently deductible	43.2	41.4
Net operating and capital losses	36.3	30.8
Foreign tax credits	1.2	0.1
Other	7.2	6.5

	108.6	99.6
Less: Valuation allowances	(12.1)	(15.9)

Deferred tax assets, net	96.5	83.7

Deferred tax liabilities:
Goodwill and identifiable intangibles	123.9	86.0
Net deferred expenses	23.9	17.7
Other	4.0	3.8

Deferred tax liabilities	151.8	107.5

Net deferred tax liabilities	$(55.3)	$(23.8)

The Company has estimated foreign net operating loss carryforwards of approximately $22.7 million as of June 30, 2011 of which $0.3 million expires in 2012 through 2018 and $22.4 million which has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $63.5 million which expire in 2020 through 2029.

The Company has recorded valuation allowances of $12.1 million and $15.9 million at June 30, 2011 and 2010, respectively, because the Company does not believe that it is more likely than not that it will be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings.

During fiscal years 2011 and 2010, the Company increased its total amounts of unrecognized tax benefits by $4.6 million and $4.4 million, respectively. The change relates to tax positions taken for the current and prior tax year. The amount of the unrecognized tax benefits at June 30, 2011 that, if recognized, would affect the Company’s effective tax rate is approximately $19.3 million.

In the next twelve months, the Company expects to decrease its reserve for unrecognized tax benefits by approximately $4.9 as a result of the settlement of an Advanced Pricing Agreement between Canada and the U.S. for the years 2007 through 2010.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Fiscal Year Ended June 30,
	2011	2010	2009
	($ in millions)
Beginning balance	$16.7	$11.5	$5.1
Gross increase related to prior period tax positions	31.4	5.2	6.4
Gross increase related to current period tax positions	2.6	—	—
Gross decrease related to prior period tax positions – Statute expiration	(3.7)	—	—

Balance at June 30,	$47.0	$16.7	$11.5

The Company’s policy with respect to interest and penalties associated with uncertain tax positions is not to include them in income tax expense but include penalties as a component of other accrued expenses and interest in interest expense. During the fiscal years ended June 30, 2011 and 2010, the Company recognized approximately $0.8 million and $0.8 million, respectively, in interest and penalties.

The Company is currently not under any material U.S. federal and state or foreign income tax exams for the periods beginning March 31, 2007 through June 30, 2011.

NOTE 16. CONTRACTUAL COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company is subject to various claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, and with the exception of the matter described in the following paragraph, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material impact on its financial condition, results of operations or cash flows.

On January 28, 2010, the Company filed a declaratory action in the U.S. District Court for the District of Delaware (the “Delaware District Court”) against Inveshare, Inc. (the “Defendant”) seeking a declaration by the court that Broadridge does not infringe two U.S. patents owned by the Defendant that included claims related to the delivery and distribution of an electronic solicitation. The Company’s complaint also alleged that the Defendant’s patents are invalid and / or are unenforceable due to inequitable conduct. On March 22, 2010, the Defendant answered the Company’s complaint and filed a counterclaim against the Company alleging that Broadridge uses a process that infringes one of the patents in the action. In its counterclaim, Defendant is seeking injunctive relief and unspecified damages. This lawsuit is in an early procedural stage and the Company cannot predict what impact, if any, the outcome of this litigation may have on its financial condition, results of operations, or cash flows.

The Company entered into a data center outsourcing services agreement with Automatic Data Processing, Inc. (“ADP”) before our spin-off from ADP in March 2007 under which ADP provides the Company with data center services consistent with the services provided to the Company immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012. For the fiscal year ended June 30, 2011, 2010 and 2009, the Company recorded expenses of $110.4 million, $104.8 million and $102.8 million, respectively, in the Consolidated Statements of Earnings related to this agreement. Commitments under this agreement are $113.4 million through fiscal year 2012, the final year of the contract.

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM will provide certain aspects of the Company’s information technology infrastructure that are currently provided under a data center outsourcing services agreement with ADP. Under the IT Services Agreement, IBM will provide a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The Company expects that the migration of its data center processing from ADP to IBM will be completed by June 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments under this agreement are $563.3 million through fiscal year 2022, the final year of the contract. For the fiscal year ended June 30, 2011, the Company recorded expenses of $6.3 million in the Consolidated Statements of Earnings related to this agreement.

Total expense under the above agreements was approximately $181.3 million, $162.1 million and $152.2 million in fiscal years 2011, 2010, and 2009, respectively, with minimum commitments at June 30, 2011 as follows:

Years Ending June 30,	($ in millions)
2012	$217.8
2013	92.9
2014	79.0
2015	66.9
2016	65.7
Thereafter	292.0

$814.3

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.

As of June 30, 2011, the Company had purchase commitments of approximately $8.9 million comprised primarily of maintenance contracts, the majority of which relate to fiscal year 2012.

As of June 30, 2011, the Company had an outstanding letter of credit for $0.7 million. This letter of credit was issued in May 2007 to guarantee certain claim payments to a third-party insurance company in the event the Company does not pay its portion of the claims. No amounts were drawn on this letter of credit.

In addition, the Company has obligations under various facilities and equipment leases and software license agreements.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of June 30, 2011 and 2010. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

In June 2010, we completed the sale of the contracts of substantially all of Ridge’s securities clearing clients and Ridge no longer performs securities clearing services for correspondent broker-dealers. However, Ridge remains a registered broker-dealer to perform operations outsourcing services. In January 2011, we acquired Matrix, a provider of mutual fund processing services for third party administrators, financial advisors, banks and wealth management professionals. As registered broker-dealers and members of FINRA, Ridge and Matrix are subject to regulations concerning many aspects of their business, including trade practices, capital requirements, record retention, money laundering prevention, and the supervision of the conduct of directors, officers and employees. For Ridge, these regulations include the SEC’s customer protection rule, which protects both the customer funds and customer securities; the SEC’s hypothecation Rules 8c-1 and 15c2-1 regarding the borrowing and lending of customer securities; Regulation T, which regulates the borrowing and lending of securities by broker-dealers; and Regulation SHO, which prohibits short sales in certain instances. Matrix does not hold customer funds or securities so it is not therefore subject to the full requirements of the SEC’s customer protection rule. A failure by Ridge or Matrix to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of their business or disqualification of their directors, officers or employees. In addition, as registered broker-dealers, Ridge and Matrix are required to participate in the Securities Investor Protection Corporation (“SIPC”) for the benefit of customers. Matrix’s subsidiary, MG Trust Company, LLC (“MG Trust”), is a Colorado State non-depository trust company whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. MG Trust operates pursuant to the rules and regulations of the Colorado Division of Banking.

NOTE 17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is a measure of income that includes both Net earnings and Other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the Consolidated Balance Sheets in Stockholders’ equity. Other comprehensive income (loss) was $17.5 million, $(8.3) million and $(21.8) million in fiscal years 2011, 2010 and 2009, respectively. The accumulated balances for each component of Other comprehensive income (loss) are as follows:

	June 30,
	2011	2010	2009
	($ in millions)
Currency translation adjustments	$22.9	$2.2	$9.7
Change in funded status in pension and retirement plan, net of tax of $1.3	(2.0)	(2.0)	(2.0)
Pension and postretirement liability adjustment, net of taxes of $1.8, $1.1 and $0.7 at June 30, 2011, 2010 and 2009, respectively	(2.7)	(1.6)	(0.8)
Unrealized loss on available-for-sale securities	(2.1)	—	—

Accumulated other comprehensive income (loss)	$16.1	$(1.4)	$6.9

NOTE 18. FINANCIAL DATA BY SEGMENT

The Company classifies its operations into the following two reportable segments: (1) Investor Communication Solutions and (2) Securities Processing Solutions. See Note 1, “Basis of Presentation” for a further discussion of the Company’s reportable segments. The primary components of “Other” are the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign exchange is a reconciling item between the actual foreign exchange rates and fiscal year 2011 budgeted foreign exchange rates. The prior fiscal year’s reportable segment Net revenues and Earnings before income taxes have been adjusted to reflect updated fiscal year 2011 budgeted foreign exchange rates, this adjustment represents a reconciling difference to Net revenues and Earnings before income taxes.

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

	Investor Communication Solutions	Securities Processing Solutions	Other	Foreign Exchange	Total
	($ in millions)
Year ended June 30, 2011
Revenues	$1,559.4	$593.6	$0.2	$13.7	$2,166.9
Earnings (loss) from continuing operations before income taxes	213.4	87.4	(41.3)	10.2	269.7
Assets	1,099.6	574.1	230.3	—	1,904.0
Capital expenditures	18.6	8.5	2.1	—	29.2
Depreciation and amortization	33.7	17.2	6.5	—	57.4
Year ended June 30, 2010
Revenues	$1,669.6	$535.9	$2.4	$1.3	$2,209.2
Earnings (loss) from continuing operations before income taxes	272.8	99.3	(34.1)	4.1	342.1
Assets	735.5	650.5	408.4	—	1,794.4
Capital expenditures	26.8	12.1	3.8	—	42.7
Depreciation and amortization	23.2	11.9	6.2	—	41.3
Year ended June 30, 2009
Revenues	$1,531.0	$558.9	$1.5	$(18.4)	$2,073.0
Earnings (loss) from continuing operations before income taxes	248.9	133.8	(32.5)	(4.2)	346.0
Assets	735.0	469.6	1,570.1	—	2,774.7
Capital expenditures	14.8	9.3	2.7	—	26.8
Depreciation and amortization	23.5	9.9	5.0	—	38.4

Revenues and assets by geographic area are as follows (assets for the U.S. for the fiscal year ended June 30, 2011 includes the securities clearing activities formerly reported in the Clearing and Outsourcing Solutions segment that are now reported as assets of discontinued operations):

	United States	Canada	United Kingdom	Other	Total
	($ in millions)
Year ended June 30, 2011
Revenues	$1,857.8	$251.5	$22.3	$35.3	$2,166.9
Assets	$1,639.7	$85.9	$115.4	$63.0	$1,904.0
Year ended June 30, 2010
Revenues	$1,929.6	$241.9	$13.9	$23.8	$2,209.2
Assets	$1,560.1	$67.0	$121.3	$46.0	$1,794.4
Year ended June 30, 2009
Revenues	$1,838.0	$198.6	$13.5	$22.9	$2,073.0
Assets	$2,578.8	$77.2	$81.9	$36.8	$2,774.7

NOTE 19. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly results of operations for the fiscal years ended June 30, 2011 and 2010 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	($ in millions, except per share amounts)
Year ended June 30, 2011
Revenues	$421.4	$442.3	$527.1	$776.1
Earnings from continuing operations before income taxes	20.9	16.5	51.1	181.2
Net earnings	13.3	10.4	29.7	116.2
Basic EPS from continuing operations	0.11	0.08	0.26	0.93
Basic EPS	0.11	0.08	0.24	0.94
Diluted EPS from continuing operations	0.10	0.08	0.25	0.91
Diluted EPS	0.10	0.08	0.23	0.92
Year ended June 30, 2010
Revenues	$438.2	$529.7	$490.8	$750.5
Earnings from continuing operations before income taxes	42.5	68.5	48.4	182.7
Net earnings	26.4	33.6	24.9	105.1
Basic EPS from continuing operations	0.19	0.38	0.23	0.86
Basic EPS	0.19	0.25	0.18	0.78
Diluted EPS from continuing operations	0.19	0.37	0.22	0.84
Diluted EPS	0.19	0.24	0.18	0.76

*    *    *    *    *    *     *

Broadridge Financial Solutions, Inc.

Schedule II—Valuation and Qualifying Accounts

($ in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Fiscal year ended June 30, 2011:
Allowance for doubtful accounts:
Accounts receivable, net	$2,008	$2,216	$(2,214)	$2,010
Securities clearing receivables	$—	$—	$—	$—
Deferred tax valuation allowance	$15,900	$—	$(3,800)	$12,100
Fiscal year ended June 30, 2010:
Allowance for doubtful accounts:
Accounts receivable, net	$2,251	$3,016	$(3,259)	$2,008
Securities clearing receivables	$2,000	$—	$(2,000)	$—
Deferred tax valuation allowance	$25,700	$—	$(9,800)	$15,900
Fiscal year ended June 30, 2009:
Allowance for doubtful accounts:
Accounts receivable, net	$3,796	$754	$(2,299)	$2,251
Securities clearing receivables	$2,000	$—	$—	$2,000
Deferred tax valuation allowance	$29,800	$—	$(4,100)	$25,700

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer as of June 30, 2011, evaluated the effectiveness of our disclosure controls as defined in Rule 13a-15(e) under the Exchange Act. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2011 were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

It is the responsibility of Broadridge’s management to establish and maintain effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance to Broadridge’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management has performed an assessment of the effectiveness of Broadridge’s internal control over financial reporting as of June 30, 2011 based upon criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that Broadridge’s internal control over financial reporting was effective as of June 30, 2011.

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

August 12, 2011

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 12, 2011

BROADRIDGE FINANCIAL SOLUTIONS, INC.

By:	/s/ RICHARD J. DALY
Name:	Richard J. Daly
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD J. DALY Richard J. Daly	Chief Executive Officer and Director (Principal Executive Officer)	August 12, 2011

/S/ DAN SHELDON Dan Sheldon	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	August 12, 2011

/S/ ARTHUR F. WEINBACH Arthur F. Weinbach	Chairman of the Board	August 12, 2011

/S/ LESLIE A. BRUN Leslie A. Brun	Director	August 12, 2011

/S/ ROBERT N. DUELKS Robert N. Duelks	Director	August 12, 2011

/S/ RICHARD J. HAVILAND Richard J. Haviland	Director	August 12, 2011

/S/ SANDRA S. JAFFEE Sandra S. Jaffee	Director	August 12, 2011

/S/ ALEXANDRA LEBENTHAL Alexandra Lebenthal	Director	August 12, 2011

/S/ STUART R. LEVINE Stuart R. Levine	Director	August 12, 2011

/S/ THOMAS J. PERNA Thomas J. Perna	Director	August 12, 2011

/S/ ALAN J. WEBER Alan J. Weber	Director	August 12, 2011

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)
2.1	Asset Purchase Agreement, dated as of November 2, 2009, by and among Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Penson Worldwide, Inc., and Penson Financial Services, Inc. (incorporated by reference to Exhibit 2.1 to Form 10-Q filed on February 4, 2010).(2)(3)

2.2	Stock Purchase Agreement, dated as of November 23, 2010, by and among the sellers named therein, Broadridge Investor Communication Solutions, Inc. and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K/A filed on May 19, 2011).(2)(3)

2.3	Escrow Agreement, dated as of January 7, 2011, by and among Capital One, N.A., Broadridge Investor Communication Solutions, Inc., the sellers named therein and Bluff Point Associates Corp. (incorporated by reference to Exhibit 2.2 to Form 8-K/A filed on May 19, 2011).(3)

3.1	Certificate of Incorporation of Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 2, 2007).

3.2	Amended and Restated By-laws of Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 7, 2007).

4.1	Indenture, dated as of May 29, 2007, by and between Broadridge Financial Solutions, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 30, 2007).

4.2	First Supplemental Indenture, dated as of May 29, 2007, by and between Broadridge Financial Solutions, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed on May 30, 2007).

4.3	Form of 6.125% Senior Note due 2017 dated May 29, 2007 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on May 30, 2007).

10.1	Separation and Distribution Agreement, dated as of March 20, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 21, 2007).

10.2	Tax Allocation Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 2, 2007).

10.3	Transition Services Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 2, 2007).

10.4	Data Center Outsourcing Services Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 2, 2007).

10.5	Intellectual Property Transfer Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.4 to Form 8-K filed on April 2, 2007).

10.6	Employee Matters Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.5 to Form 8-K filed on April 2, 2007).

10.7	Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.6 to Form 8-K filed on April 2, 2007).

Exhibit Number	Description of Exhibit(1)
10.8	Amendment No. 1 to the Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.26 to Form 10-K/A filed on October 27, 2010).

10.9	Amended and Restated Supplemental Officers Retirement Plan (incorporated by reference to Exhibit 10.27 to Form 10-K/A filed on October 27, 2010).

10.10	Change in Control Enhancement Agreement for Richard J. Daly (incorporated by reference to Exhibit 10.8 to Form 8-K filed on April 2, 2007).

10.11	Amendment No. 1 to Change in Control Enhancement Agreement for Richard J. Daly (incorporated by reference to Exhibit 10.28 to Form 10-K/A filed on October 27, 2010).

10.12	Change in Control Enhancement Agreement for John Hogan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on April 2, 2007).

10.13	Amendment No. 1 to Change in Control Enhancement Agreement for John Hogan (incorporated by reference to Exhibit 10.29 to Form 10-K/A filed on October 27, 2010).

10.14	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (Amended and Restated effective August 4, 2008) (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 14, 2008).

10.15	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (Amended and Restated effective August 4, 2008, as amended effective August 4, 2009) (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 20, 2009).

10.16	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (Amended and Restated effective August 4, 2008, as amended effective August 4, 2009 and August 3, 2010) (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 19, 2010).

10.17	Five-Year Credit Agreement, dated as of March 29, 2007, by and among Broadridge Financial Solutions, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, Citibank, N.A., as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.12 to Form 8-K filed on April 2, 2007).

10.18	Interim Credit Agreement, dated as of March 29, 2007, by and among Broadridge Financial Solutions, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.13 to Form 8-K filed on April 2, 2007).

10.19	Underwriting Agreement, dated as of May 23, 2007, by and among Broadridge Financial Solutions, Inc. and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives of the underwriters party thereto (incorporated by reference to Exhibit 1.1 to Form 8-K filed on May 30, 2007).

10.20	Revolving Credit Agreement, dated as of August 5, 2009, by and among Ridge & Outsourcing Solutions, Inc., Broadridge Financial Solutions, Inc., as guarantor, and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 6, 2009).

10.21	Collateral Pledge Agreement, dated as of August 5, 2009, by and between Ridge & Outsourcing Solutions, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 6, 2009).

10.22	Master Services Agreement, dated as of November 2, 2009, by and between Broadridge Financial Solutions, Inc. and Penson Worldwide, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q/A filed on June 10, 2010).(3)

Exhibit Number	Description of Exhibit(1)
10.23	Offer Letter by and between Broadridge Financial Solutions, Inc. and Timothy Gokey, dated as of March 15, 2010, (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 10, 2010).

10.24	Amendment No. 1, dated as of September 13, 2010, to the Offer Letter by and between Broadridge Financial Solutions, Inc. and Timothy Gokey, dated as of March 15, 2010 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 4, 2010).

10.25	Information Technology Services Agreement, dated as of March 31, 2010, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 10, 2010).(3)

10.26	Amendment Agreement, dated as of June 25, 2010, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Penson Worldwide, Inc., Penson Financial Services Ltd., Penson Financial Services Canada Inc., Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Broadridge Financial Solutions (Canada) Inc., and Ridge Clearing & Outsourcing Solutions Limited (incorporated by reference to Exhibit 10.22 to Form 10-K filed on August 12, 2010).(3)

10.27	Amendment, Assignment and Assumption Agreement, dated as of June 25, 2010, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Penson Worldwide, Inc., Penson Financial Services Ltd., Penson Financial Services Canada Inc., Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Broadridge Financial Solutions (Canada) Inc., and Ridge Clearing & Outsourcing Solutions Limited (incorporated by reference to Exhibit 10.23 to Form 10-K filed on August 12, 2010).(2)(3)

10.28	Amendment No. 1 to the Information Technology Services Agreement, dated as of June 25, 2010, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.24 to Form 10-K filed on August 12, 2010). (3)

10.29	2009 Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.30 to Form 10-K/A filed on October 27, 2010).

10.30	Broadridge Financial Solutions, Inc. Director Deferred Compensation Program (Amended and Restated Effective November 17, 2010) (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on February 8, 2011).

10.31	Broadridge Financial Solutions, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.31 to Form 10-K/A filed on October 27, 2010).

10.32	Broadridge Financial Solutions, Inc. Executive Deferred Compensation Plan (Amended and Restated effective June 15, 2011).

10.33	Amendment No. 3 to the Information Technology Services Agreement, dated as of April 15, 2011, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc.

10.34	Amendment No. 5 to the Information Technology Services Agreement, dated as of June 11, 2011, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc.(3)

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics for the Company’s Principal Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 99.1 to Form 8-K filed on August 2, 2007).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description of Exhibit(1)
31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Annual Report on Form 10-K for the fiscal years ended June 30, 2011, 2010 and 2009, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of earnings for the fiscal years ended June 30, 2011, 2010 and 2009, (ii) consolidated balance sheets as of June 30, 2011 and 2010, (iii) consolidated statements of cash flows for the fiscal years ended June 30, 2011, 2010 and 2009, (iv) consolidated statements of stockholders’ equity for the fiscal years ended June 30, 2011, 2010 and 2009 and (v) the notes to the consolidated financial statements.

(1)	The SEC File No. for the Company’s Form 8-K Reports referenced is 001-33220.

(2)	Schedules to the Asset Purchase Agreement filed as Exhibit 2.1, as amended by the Amendment, Assignment and Assumption Agreement filed as Exhibit 10.23, and the Stock Purchase Agreement filed as Exhibit 2.2 have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted schedules upon request by the Securities and Exchange Commission.

(3)	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.