Form 10-Q
period 2011-09-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2011-11-03
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 28, 2011 was 124,114,673.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Revenues	$476.4	$421.4

Cost of revenues	382.8	336.6
Selling, general and administrative expenses	64.7	61.5
Other expenses, net	2.7	2.4

Total expenses	450.2	400.5

Earnings from continuing operations before income taxes	26.2	20.9
Provision for income taxes	9.5	7.6

Net earnings from continuing operations	16.7	13.3
Loss from discontinued operations, net of tax benefit	—	—

Net earnings	$16.7	$13.3

Basic earnings per share:
Basic earnings per share from continuing operations	$0.14	$0.11
Basic earnings per share from discontinued operations	—	—

Basic earnings per share	$0.14	$0.11

Diluted earnings per share:
Diluted earnings per share from continuing operations	$0.13	$0.10
Diluted earnings per share from discontinued operations	—	—

Diluted earnings per share	$0.13	$0.10

Weighted-average shares outstanding:
Basic	123.7	126.5
Diluted	126.7	129.6
Dividends declared per common share	$0.16	$0.15

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	September 30, 2011	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$252.8	$241.5
Accounts receivable, net of allowance for doubtful accounts of $2.0 and $2.0, respectively	328.5	406.6
Other current assets	104.0	103.3

Total current assets	685.3	751.4
Property, plant and equipment, net	78.9	83.1
Other non-current assets	204.7	186.7
Goodwill	793.1	735.6
Intangible assets, net	165.2	147.2

Total assets	$1,927.2	$1,904.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$93.5	$119.0
Accrued expenses and other current liabilities	171.0	230.3
Deferred revenues	29.1	33.4
Short-term borrowings	—	400.0

Total current liabilities	293.6	782.7
Long-term debt	614.3	124.3
Deferred taxes	68.0	71.3
Other non-current liabilities	98.7	81.1
Deferred revenues	60.1	47.3

Total liabilities	1,134.7	1,106.7

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 149.9 and 149.6 shares, respectively; outstanding, 123.6 and 123.7 shares, respectively	1.5	1.5
Additional paid-in capital	678.5	667.4
Retained earnings	639.1	642.2
Treasury stock—at cost, 26.3 and 25.9 shares, respectively	(538.3)	(529.9)
Accumulated other comprehensive income	11.7	16.1

Total stockholders’ equity	792.5	797.3

Total liabilities and stockholders’ equity	$1,927.2	$1,904.0

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net earnings	$16.7	$13.3
Adjustments to reconcile Net earnings to Net cash flows provided by (used in) operating activities:
Depreciation and amortization	11.2	10.1
Amortization of acquired intangibles	5.2	1.9
Amortization of other assets	4.3	3.6
Deferred income taxes	(4.4)	(1.1)
Stock-based compensation expense	5.5	6.2
Excess tax benefits from the issuance of stock-based compensation awards	(0.1)	—
Other	(1.1)	1.6
Changes in operating assets and liabilities:
Current assets and liabilities:
Decrease in Accounts receivable, net	82.9	64.5
Decrease (Increase) in Other current assets	7.3	(9.3)
Decrease in Accounts payable	(26.1)	(21.7)
Decrease in Accrued expenses and other current liabilities	(65.2)	(83.8)
Decrease in Deferred revenues	(11.0)	(12.0)
Non-current assets and liabilities:
Increase in Other non-current assets	(12.9)	(9.2)
Increase in Other non-current liabilities	11.0	11.4

Net cash flows provided by (used in) operating activities of continuing operations	23.3	(24.5)

Cash Flows From Investing Activities
Capital expenditures	(4.1)	(6.3)
Purchases of intangibles	(2.5)	(0.8)
Acquisitions, net of cash acquired	(72.7)	(77.4)

Net cash flows used in investing activities of continuing operations	(79.3)	(84.5)

Cash Flows From Financing Activities
Proceeds from issuance of Long-term debt	490.0	—
Payment on Short-term borrowings	(400.0)	—
Dividends paid	(18.5)	(18.8)
Proceeds from exercise of stock options	7.3	4.0
Purchases of Treasury stock	(9.8)	(115.3)
Other financing transactions	0.3	(0.1)
Excess tax benefits from the issuance of stock-based compensation awards	0.1	—
Cost related to issuance of Long-term debt	(2.5)	—

Net cash flows provided by (used in) financing activities of continuing operations	66.9	(130.2)

Cash flows from discontinued operations:
Cash flows provided by operating activities	—	11.5
Cash flows used in financing activities	—	(7.2)

Net cash provided by discontinued operations	—	4.3

Effect of exchange rate changes on Cash and cash equivalents	0.4	3.0

Net change in Cash and cash equivalents	11.3	(231.9)
Cash and cash equivalents, beginning of period	241.5	412.6
Cash and cash equivalents of discontinued operations, beginning of period	—	—

Cash and cash equivalents, end of period	252.8	180.7
Less Cash and cash equivalents from discontinued operations, end of period	—	—

Cash and cash equivalents of continuing operations, end of period	$252.8	$180.7

Supplemental disclosure of cash flow information:
Cash payments made for interest	$0.7	$0.5
Cash payments made for income taxes	$33.0	$14.3
Non-cash investing and financing activities:
Dividends payable	$1.3	$—
Property, plant and equipment	$0.3	$1.2

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

(Tabular dollars in millions, except per share amounts)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge®” or the “Company”), a Delaware corporation, is a leading global provider of investor communication solutions, and securities processing and operations outsourcing solutions to the financial services industry. The Company classifies its continuing operations into the following two reportable segments:

•

Investor Communication Solutions—A large portion of Broadridge’s Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge®, its innovative electronic proxy delivery and voting solution for institutional investors, helps ensure the participation of the largest stockholders of many companies. Broadridge also provides the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help its clients meet their regulatory compliance needs. In addition, Broadridge provides financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance its clients’ communications with investors. All of these communications are delivered in paper or electronic form. In fiscal year 2009, Broadridge introduced several new investor communication solutions. They are The Investor Network, Shareholder Forum and Virtual Shareholder Meeting solutions, and our data aggregation and data management solutions. In fiscal year 2010, Broadridge entered the transfer agency business through its acquisition of StockTrans®, Inc. (recently renamed Broadridge Corporate Issuer Solutions, Inc.), a leading provider of registrar, stock transfer and record-keeping services. In August 2010, Broadridge acquired NewRiver®, Inc., a leader in mutual fund electronic investor disclosure solutions. In December 2010, Broadridge acquired Forefield®, Inc., a leading provider of real-time sales, education, and client communication solutions for financial institutions and their advisors. In January 2011, Broadridge acquired Matrix Financial Solutions, Inc., an independent provider of mutual fund processing solutions for the defined contribution market.

•

Securities Processing Solutions—Broadridge offers a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, and accounting. Broadridge’s services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With multi-currency capabilities, its Global Processing Solution supports real-time global trading of equity, option, mutual fund and fixed income securities in established and emerging markets. In addition, its operations outsourcing solutions allow broker-dealers to outsource certain administrative functions relating to clearing and settlement, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their businesses. In September 2011, Broadridge acquired Paladyne Systems, Inc., a provider of buy-side technology solutions for the global investment management industry.

B. Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). These financial statements present the condensed consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. All material intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “2011 Annual Report”) filed on August 12, 2011 with the Securities and Exchange Commission (the “SEC”). These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with U.S. GAAP of the Company’s financial position at September 30, 2011 and June 30, 2011, the results of its operations for the three months ended September 30, 2011 and 2010 and its cash flows for the three months ended September 30, 2011 and 2010.

C. Cash and Cash Equivalents. Investment securities with an original maturity of 90 days or less are considered cash equivalents.

D. Financial Instruments. Substantially all of the financial instruments of the Company other than Long-term debt are carried at fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. The carrying value of the Company’s long-term variable-rate term loan facility approximates fair value because these instruments reflect market changes to interest rates. The carrying value of the Company’s long-term fixed-rate senior notes represents the face value of the long-term fixed-rate senior notes net of the unamortized discount. The fair value of the Company’s long-term fixed-rate senior notes is based on quoted market prices. See Note 10, “Borrowings,” for a further discussion of the Company’s long-term fixed-rate senior notes.

E. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, in accordance with Accounting Standards Codification Topic (“ASC”) No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after September 30, 2011, through the date of issuance of the Consolidated Financial Statements. See Note 7. “Discontinued Operations,” for a discussion of an amendment to the outsourcing services agreement that the Company entered into with Penson Worldwide Inc. (“PWI”) in October 2011.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

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

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force,” an amendment of ASC No. 605-25, “Revenue Recognition” (formerly EITF Issue No. 08-01, “Revenue Arrangements with Multiple Deliverables”). This standard provides principles for allocation of consideration among its multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The ASU introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. It is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. ASU No. 2009-13 became effective for the Company in the first fiscal quarter of fiscal year 2011 and did not have a material impact on the Company’s results of operations, cash flows or financial condition.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented.

Diluted EPS reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and shares of restricted stock units have vested.

For the three months ended September 30, 2011 and 2010, the computation of diluted EPS did not include 2.6 million and 4.8 million options to purchase Broadridge common stock, respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months Ended September 30,
	2011	2010
	(in millions)
Weighted-average shares outstanding:
Basic	123.7	126.5
Common stock equivalents	3.0	3.1

Diluted	126.7	129.6

NOTE 4. OTHER EXPENSES, NET

Other (income) expenses, net consisted of the following:

	Three Months Ended September 30,
	2011	2010
	($ in millions)
Interest expense on borrowings	$2.6	$2.4
Interest income	(0.5)	(0.4)
Foreign currency exchange loss	0.5	0.3
Other, net	0.1	0.1

Other expenses, net	$2.7	$2.4

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

During the three months ended September 30, 2011, the Company acquired one business in the Securities Processing Solutions segment:

Paladyne Systems, Inc.

In September 2011, the Company acquired Paladyne Systems, Inc. (“Paladyne”), a provider of buy-side technology solutions for the global investment management industry. The purchase price was $72.7 million, net of cash acquired of $7.9 million. This acquisition resulted in $63.4 million of goodwill. Intangible assets acquired, which totaled $23.9 million, consist primarily of acquired software technology and customer relationships, which are being amortized over a seven-year life and ten-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

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

The following table sets forth the Company’s financial assets and liabilities at September 30, 2011 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets
Cash and cash equivalents:
Money market funds	$154.4	$—	$—	$154.4
Other current assets:
Available-for-sale equity securities	2.0	—	—	2.0
Other non-current assets:
Available-for-sale equity securities	10.3	—	—	10.3

Total	$166.7	$—	$—	$166.7

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

On June 25, 2010, the Company completed the sale of the contracts of substantially all of the securities clearing clients of Ridge to PFSI, for an aggregate purchase price of $35.2 million. The purchase price paid to Broadridge consists of (i) a five-year subordinated note from PWI (the “Seller Note”) in the principal amount of $20.6 million bearing interest at an annual rate equal to the London Inter-Bank Offer Rate (“LIBOR”) plus 550 basis points, and (ii) 2,455,627 shares of PWI’s common stock (representing 9.5% of PWI’s outstanding common stock as of May 31, 2010), at the June 25, 2010 closing price of PWI’s common stock of $5.95 per share. The Company will discontinue its securities clearing services business but will continue to provide operations outsourcing solutions aligned with the Securities Processing Solutions business.

Concurrent with entering into the Asset Purchase Agreement, we entered into a master services agreement with PWI (the “Outsourcing Services Agreement”). Under the Outsourcing Services Agreement, Ridge provides securities processing and back-office support services to PFSI, including services for the clients acquired from Ridge. On October 11, 2011, Broadridge entered into an amendment agreement with PWI (the “Amendment Agreement”) to expand the scope of outsourcing support services that Ridge provides to PWI under the Outsourcing Services Agreement. The expanded services are expected to result in additional annual revenues to Broadridge of $8.0 million over the remaining ten year term of the Outsourcing Services Agreement. We expect to commence providing the expanded services to PWI at various dates beginning on February 1, 2012, and expect these services to be completely transitioned by July 1, 2013. Under the Amendment Agreement, in October 2011, Broadridge provided PWI with $7.0 million in consideration of the additional services and other amendments contemplated by the Amendment Agreement, and to defray the costs of PWI associated with the conversion to the Broadridge platform. To the extent that the expanded services provide less than $8.0 million of annualized fees to Broadridge by July 1, 2013, PWI will be obligated to pay Broadridge an amount equal to the shortfall of such fees below $7.0 million by August 1, 2013. In addition, on October 11, 2011, PWI and Broadridge entered into an Amended and Restated Seller Note which converted the quarterly interest payment terms under the original Seller Note to the payment of interest on the maturity date of the Seller Note effective July 1, 2011. This change in interest payment terms results in a $0.4 million reduction in the present value of cash flows from the Seller Note which will be expensed in the quarter ended December 31, 2011.

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

The following summarized financial information related to the securities clearing business has been segregated from continuing operations and reported as discontinued operations:

Three Months Ended September 30,
	2011	2010
($ in millions)
Revenues	$—	$0.6

Loss from discontinued operations, before net loss on disposal	$—	$—
Income tax benefit	—	—

Net loss from discontinued operations, before loss on disposal	—	—
Net loss on disposal of assets of discontinued operations	—	—

Loss from discontinued operations, net of tax benefit	$—	$—

Regulatory Requirements

As a registered broker-dealer and member of the New York Stock Exchange (“NYSE”) and the Financial Industry Regulatory Authority (“FINRA”), Ridge is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”). Ridge computes its net capital under the alternative method permitted by Rule 15c3-1, which requires Ridge to maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The NYSE and FINRA may require a member firm to reduce its business if its net capital is less than 4% of aggregate debit items, or may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit items. At September 30, 2011, Ridge had net capital of $9.1 million, and exceeded the minimum requirements by $8.8 million.

NOTE 8. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	September 30, 2011	June 30, 2011
	($ in millions)

Deferred client conversion and start-up costs	$136.6	$125.8
Note receivable	20.6	20.6
Long-term investments	14.4	18.1
Long-term broker fees	13.1	13.6
Other	20.0	8.6

Total	$204.7	$186.7

Included in Other non-current assets is our equity interest in PWI of $3.6 million, which is carried at fair value, and the Seller Note reflected as a note receivable from PWI of $20.6 million, which were both received, in part, as consideration for the sale of substantially all of the securities clearing clients of Ridge to PFSI (see Note 7, “Discontinued Operations”). In addition, Other non-current assets includes $32.3 million of deferred client conversion and start-up costs associated with the Outsourcing Services Agreement. The recoverability of these assets has been assessed under the Company’s impairment review policies, as follows:

Equity - The equity interest in PWI has been recorded as an available-for-sale security carried at a fair value of $3.6 million as of September 30, 2011, which reflects an unrealized loss of $8.9 million that has been included in other comprehensive income. In estimating other-than-temporary impairment losses, management’s policy considers, but is not limited to, the following: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the investment in PWI being in an unrealized loss position for a period less than six months and PWI management recently announcing a comprehensive business improvement plan, along with the Company’s ability and intent to hold this investment until a market price recovery, additional time is needed to assess PWI’s progress against their plan and to allow these actions to be appropriately reflected in the market prior to concluding as to whether an other-than-temporary impairment has occurred. Accordingly, this investment is not considered other-than-temporarily impaired as of September 30, 2011. Given the significant volatility experienced in the PWI stock price and in the overall equity markets, there is a continuing risk that a recovery in fair value of the PWI equity interest may not occur and an other-than-temporary impairment may be recorded by the Company for the decline in the fair value of the PWI equity interest in future periods.

Note Receivable and Deferred Client Conversion and Start-up Costs – In reviewing these assets for impairment, management considered (1) PWI’s overall financial condition, (2) the outlook for PWI’s business, and (3) the payment status of all outstanding receivables from PWI. Because PWI is current on its obligations to the Company and there is no indication that PWI’s longer-term financial condition and outlook has changed in a way that would impact the recoverability of these assets, they are not considered to be impaired as of September 30, 2011.

NOTE 9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2011	June 30, 2011
	($ in millions)

Employee compensation and benefits	$76.0	$102.1
Accrued broker fees	19.8	40.6
Accrued income tax liability	3.9	23.7
Accrued dividend payable	19.5	18.2
Other	51.8	45.7

Total	$171.0	$230.3

NOTE 10. BORROWINGS

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	September 30, 2011	June 30, 2011	Unused Available Capacity
		($ in millions)
Short-term borrowings
Term loan facility	(a)	$—	$200.0	$—
Revolving credit facility	(a)	—	200.0	—

Total Short-term borrowings		—	400.0	—

Long-term debt
Term loan facility	September 2016	490.0	—	—
Revolving credit facility	September 2016	—	—	500.0
Senior notes	June 2017	124.3	124.3	—

Total debt		$614.3	$524.3	$500.0

(a)	The outstanding borrowings of $200.0 million on the five-year term loan facility and $200.0 million on the five-year revolving credit facility that were entered into on March 29, 2007 (collectively “the 2007 Credit Facilities”) were repaid with proceeds from the $490.0 million five-year term loan facility entered into on September 22, 2011.

Revolving Credit and Term Loan Facilities: On September 22, 2011, the Company entered into a $990.0 million senior unsecured credit facility, consisting of a $490.0 million five-year term loan facility and a $500.0 million five-year revolving credit facility (collectively “the 2011 Credit Facilities”). Borrowings under the five-year term loan facility and five-year revolving credit facility bear interest at LIBOR plus 125 basis points. The five-year revolving credit facility also has an annual facility fee equal to 15 basis points, on the unused portion of the facility. The Company incurred $2.6 million in debt issuance costs to establish these credit facilities, of which $0.1 million of these costs were expensed as incurred and $2.5 million of these costs have been capitalized in Other non-current assets in the Consolidated Balance Sheets and will be amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the terms of these facilities.

The Company used a portion of the 2011 Credit Facilities proceeds to repay $200.0 million of outstanding borrowing under the previous five-year term loan and $200.0 million of outstanding borrowing under the previous five-year revolving credit facility. The previous five-year term loan facility and the previous five-year revolving credit facility both had expiration dates of March 2012 and were cancelled upon repayment.

The 2011 Credit Facilities are subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At September 30, 2011, the Company is not aware of any instances of any non-compliance with the financial covenants of these credit facilities. The 2007 Credit Facilities were subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At June 30, 2011, the Company was not aware of any instances of any non-compliance with the financial covenants of these credit facilities.

The fair value of the fixed-rate senior notes at September 30, 2011 was $130.8 million based on quoted market prices. The carrying value of the variable-rate term loan facility approximates fair value. Amounts are due on the expiration dates listed above.

NOTE 11. STOCK-BASED COMPENSATION

The activity related to the Company’s incentive equity awards for the three months ended September 30, 2011 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options (c)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2011	13,774,726	$18.94	1,932,003	$20.19	708,724	$20.18
Granted	—	—	104,925	23.30	—	—
Exercise of stock options (a)	(299,580)	18.28	—	—	—	—
Vesting of restricted stock units	—	—	(400)	18.59	—	—
Expired/forfeited	(18,149)	22.42	(43,296)	20.20	—	—

Balances at September 30, 2011 (b)	13,456,997	$18.95	1,993,232	$20.35	708,724	$20.18

.
(a)	Stock options exercised during the period of July 1, 2011 through September 30, 2011 had an intrinsic value of $0.2 million.
(b)	As of September 30, 2011, the Company’s outstanding “in the money” stock options using the September 30, 2011 closing stock price of $20.14 (approximately 9.1 million shares) had an aggregate intrinsic value of $24.6 million.
(c)	Stock options outstanding as of September 30, 2011 have a weighted-average remaining contractual life of 4.8 years and 11.3 million stock options are exercisable.

The Company has stock-based compensation plans under which we annually grant stock option and restricted stock unit awards. Exercise prices on options granted have been and continue to be set equal to the market price of the underlying shares on the date of the grant (except the special stock option grants, some of which have a premium exercise price), with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $5.5 million and $6.2 million, respectively, as well as related tax benefits of $2.1 million and $2.4 million, respectively, were recognized for the three months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $3.8 million and $23.8 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.5 years and 1.5 years, respectively.

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

NOTE 12. INCOME TAXES

Our Provision for income taxes and effective tax rates for the three months ended September 30, 2011 were $9.5 million and 36.3%, compared to $7.6 million and 36.4% for the three months ended September 30, 2010, respectively. The decrease in our effective tax rate for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 is primarily attributable to the geographical mix of income and lower tax rates in certain non U.S. tax jurisdictions.

NOTE 13. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company entered into a data center outsourcing services agreement with Automatic Data Processing, Inc. (“ADP”) before our spin-off from ADP in March 2007 under which ADP provides the Company with data center services consistent with the services provided to the Company immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012 and the Company is currently negotiating a short-term extension of the term. The Company expects to incur less than $10 million in costs in connection with the services to be provided during this term extension. For the three months ended September 30, 2011 and 2010, the Company recorded $28.8 million and $27.2 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services.

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM will provide certain aspects of the Company’s information technology infrastructure that are currently provided under a data center outsourcing services agreement with ADP. Under the IT Services Agreement, IBM will provide a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The Company expects that the migration of its data center processing from ADP to IBM will be substantially completed by June 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments under this agreement are $563.9 million through fiscal year 2022, the final year of the contract. For the three months ended September 30, 2011, the Company recorded $3.2 million of expenses in the Condensed Consolidated Statements of Earnings related to these services. At September 30, 2011, the Company has capitalized $14.4 million of costs related to the build out of the IBM data center.

In the normal course of business, the Company is subject to various claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material adverse impact on its financial condition, results of operations or cash flows.

On January 28, 2010, the Company filed a declaratory action in the U.S. District Court for the District of Delaware (the “Delaware District Court”) against Inveshare, Inc. (the “Defendant”) seeking a declaration by the court that Broadridge does not infringe two U.S. patents owned by the Defendant that included claims related to the delivery and distribution of an electronic solicitation. The Company’s complaint also alleged that the Defendant’s patents are invalid and/or are unenforceable due to inequitable conduct. On March 22, 2010, the Defendant answered the Company’s complaint and filed a counterclaim against the Company alleging that Broadridge uses a process that infringes one of the patents in the action. In its counterclaim, Defendant is seeking injunctive relief and unspecified damages. This lawsuit is in an early procedural stage; however, due to the limited scope of this matter, the Company believes that the outcome of this litigation would not result in a material adverse impact on its financial condition, results of operations, or cash flows.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of September 30, 2011 and 2010, respectively. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

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

NOTE 14. COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three Months Ended September 30,
	2011	2010
	($ in millions)
Net earnings	$16.7	$13.3
Foreign currency translation adjustments	(1.0)	8.2
Net unrealized losses on available-for-sale securities, net of taxes of $2.1 and $0.9 at September 30, 2011 and 2010, respectively	(3.4)	(1.5)

Comprehensive income	$12.3	$20.0

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

Segment results:

	Revenues
	Three Months Ended September 30,
	2011	2010
	($ in millions)
Investor Communication Solutions	$313.0	$279.5
Securities Processing Solutions	158.4	141.7
Foreign currency exchange	5.0	0.2

Total	$476.4	$421.4

	Earnings (Loss) from Continuing Operations before Income Taxes
	Three Months Ended September 30,
	2011	2010
	($ in millions)
Investor Communication Solutions	$8.4	$6.4
Securities Processing Solutions	27.8	20.9
Other	(12.9)	(8.0)
Foreign currency exchange	2.9	1.6

Total	$26.2	$20.9

* * * * * * *

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements (the “Financial Statements”) and accompanying Notes thereto included elsewhere herein.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. In particular, information appearing under “Management’s Discussion and Financial Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “2011 Annual Report”) for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and the 2011 Annual Report. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

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

We deliver a broad range of solutions that help our clients better serve their retail and institutional customers across the entire investment lifecycle, including pre-trade, trade, and post-trade processing. Our securities processing systems enable our clients to process securities transactions in more than 50 countries. In fiscal year 2011, we: (i) distributed over 1.0 billion investor communications, including proxy materials, investor account statements, trade confirmations, tax statements and prospectuses; and (ii) on average processed over 1.5 million equity trades per day and over $4.0 trillion in fixed income trades per day of United States (“U.S.”) and Canadian securities. Our operations are classified into two business segments: (1) Investor Communication Solutions and (2) Securities Processing Solutions.

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

In fiscal year 2011, the Company acquired three businesses in the Investor Communication Solutions segment. In August 2010, the Company acquired NewRiver, Inc. (“NewRiver”), a leader in mutual fund electronic investor disclosure solutions. In December 2010, the Company acquired Forefield, Inc. (“Forefield”), a leading provider of real-time sales, education and client communication solutions for financial institutions and their advisors. In January 2011, the Company acquired Matrix Financial Solutions, Inc. (“Matrix”). Matrix is a provider of mutual fund processing services for third party administrators, financial advisors, banks and wealth management professionals. Matrix’s back-office, trust, custody, trading and mutual fund settlement services will be integrated into Broadridge’s solution suite as part of Broadridge’s strategy to strengthen its role as a provider of data processing and distribution channel solutions to the mutual fund industry.

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

During the three months ended September 30, 2011, the Company acquired Paladyne Systems, Inc. (“Paladyne”), a provider of buy-side technology solutions for the global investment management industry.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. These Condensed Consolidated Financial Statements present the consolidated position of the Company. These Financial Statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Financial Statements should be read in conjunction with the Company’s financial statements for the fiscal year ended June 30, 2011 in the 2011 Annual Report filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2011.

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

Critical Accounting Policies

In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Management continually evaluates the accounting policies and estimates used to prepare the Financial Statements. The estimates, by their nature, are based on judgment, available information, and historical experience and are believed to be reasonable. However, actual amounts and results could differ from these estimates made by management. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in the “Critical Accounting Policies” section of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2011 Annual Report.

Results of Continuing Operations

The following discussions of Analysis of Condensed Consolidated Statements of Earnings from Continuing Operations and Analysis of Reportable Segments refer to the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The following discussions of the Company’s results of continuing operations exclude the results related to the securities clearing business. This business is segregated from continuing operations and included in discontinued operations for last year. The Analysis of Condensed Consolidated Statements of Earnings from Continuing Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Condensed Consolidated Statements of Earnings from Continuing Operations.

References to “acquisitions” in the following Analysis of Condensed Consolidated Statements of Earnings from Continuing Operations and Analysis of Reportable Segments discussions refer to the Company’s acquisitions of Matrix, NewRiver, and Forefield in the Investor Communication Solutions segment, and Paladyne in our Securities Processing Solutions segment.

References to “IBM Migration costs” in the following Analysis of Condensed Consolidated Statements of Earnings from Continuing Operations and Analysis of Reportable Segments discussions refer to costs related to the Company’s Information Technology Services Agreement (the “IT Services Agreement”) with International Business Machines Corporation (“IBM”) and the associated migration of the Company’s data center to IBM.

Analysis of Condensed Consolidated Statements of Earnings

Three Months Ended September 30, 2011 versus Three Months Ended September 30, 2010

The table below presents Condensed Consolidated Statements of Earnings data for the three months ended September 30, 2011 and 2010, and the dollar and percentage changes between periods:

	Three Months Ended September 30,

			Change
	2011	2010	$	%
	($ in millions)
Revenues	$476.4	$421.4	$55.0	13

Cost of revenues	382.8	336.6	46.2	14
Selling, general and administrative expenses	64.7	61.5	3.2	5
Other expenses, net	2.7	2.4	0.3	13

Total expenses	450.2	400.5	49.7	12

Earnings from continuing operations before income taxes	26.2	20.9	5.3	25
Margin	5.5%	5.0%		0.5	pts

Provision for income taxes	9.5	7.6	1.9	25
Effective tax rate	36.3%	36.4%		(0.1	) pts

Net earnings from continuing operations	$16.7	$13.3	$3.4	26

Basic Earnings per share from continuing operations	$0.14	$0.11	$0.03	27
Diluted Earnings per share from continuing operations	$0.13	$0.10	$0.03	30

Revenues. Revenues for the three months ended September 30, 2011 were $476.4 million, an increase of $55.0 million, or 13%, compared to $421.4 million for the three months ended September 30, 2010. Higher recurring fee revenues contributed $45.7 million, or 83%, and higher distribution revenues contributed $9.8 million, or 17%, to the $55.0 million increase in revenues. The positive contribution from recurring fee revenues reflected gains from acquisitions, and the Penson outsourcing services agreement, revenues from internal growth and closed sales less client losses (referred to as “Net New Business” herein). Event-driven fee revenues were essentially unchanged, as expected. Fluctuations in foreign currency exchange rates favorably impacted revenues by $4.8 million. Revenues from acquisitions and the Penson outsourcing services agreement contributed $21.4 million.

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

Event-driven fee revenues are based on the number of special events and corporate transactions we process. These events are impacted by financial market conditions and changes in regulatory compliance requirements, resulting in fluctuations in the timing and levels of event-driven activity. As such, the timing and level of event-driven activity and its potential impact on revenues and earnings is difficult to forecast.

Prior period pre-sale fulfillment revenues have been reclassified from event-driven revenues to recurring revenues to conform to the current period’s presentation.

Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. During fiscal year 2010, the Company processed a record level of mutual fund proxy activity. In contrast, during fiscal year 2011, mutual fund proxy fee revenues were 74% lower than in fiscal year 2010. Although it is difficult to forecast the levels of event-

driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future. However, the level of volatility experienced between fiscal year 2010 and fiscal year 2011 was greater than we have experienced in prior years.

Included in the preceding Revenues discussion are revenues derived from sales, a component of Net New Business. A sale is considered closed when the Company has received the signed client contract. For any services that do not require a contract, the sale is considered closed when the services are in production. For recurring revenue closed sales, the amount of the closed sale is generally a reasonable estimate of annual revenues based on client volumes or activity, excluding pass-through revenues such as distribution revenues. Event-driven revenue closed sales occur in our Investor Communication Solutions segment. The amount of the event-driven revenue closed sale is generally a reasonable estimate of production revenues based on client volumes or activity, excluding pass-through revenues such as distribution revenues. Larger recurring revenue closed sales can take up to 12 to 24 months to convert to revenues, particularly for the services provided by our Securities Processing Solutions segment. The majority of event-driven revenue closed sales are usually recognized during the year the contract is signed.

Closed sales for the three months ended September 30, 2011 were $30.9 million, an increase of $7.3 million, or 31%, compared to $23.6 million for the three months ended September 30, 2010. Recurring revenue closed sales for the three months ended September 30, 2011 were $19.8 million, an increase of $2.5 million, or 14%, compared to $17.3 million for the three months ended September 30, 2010. Event-driven revenue closed sales for the three months ended September 30, 2011 were $11.1 million, an increase of $4.8 million, or 76%, compared to $6.3 million for the three months ended September 30, 2010, primarily due to higher fulfillment and mutual fund proxy sales.

Total Expenses. Total expenses for the three months ended September 30, 2011 were $450.2 million, an increase of $49.7 million, or 12%, compared to $400.5 million for the three months ended September 30, 2010. The increase reflects higher Cost of revenues of $46.2 million, or 14%, higher Selling, general and administrative expenses of $3.2 million, or 5%, and a $0.3 million increase in Other expenses, net. The increase in Total expenses relates mainly to acquisitions and the Penson outsourcing services agreement of $16.1 million, higher cost of distribution revenues of $13.2 million related to higher distribution revenues, IBM Migration costs of $3.2 million, strategic initiatives of $1.9 million, higher selling expenses $0.8 million on higher sales, other variable costs of $9.9 million. Fluctuations in foreign currency exchange rates increased Total expenses by $2.4 million.

Cost of revenues for the three months ended September 30, 2011 were $382.8 million, an increase of $46.2 million, or 14%, compared to $336.6 million for the three months ended September 30, 2010. The increase reflects costs of $12.2 million related to acquisitions and the Penson outsourcing services agreement, higher cost of distribution revenues related to higher distribution revenues, IBM Migration costs of $3.2 million, and strategic initiatives of $1.9 million, and other variable costs of $9.9 million. Distribution cost of revenues for the three months ended September 30, 2011 were $130.1 million, an increase of $13.2 million, or 11%, compared to $116.9 million for the three months ended September 30, 2010. Fluctuations in foreign currency exchange rates increased Cost of revenues by $2.9 million. Distribution cost of revenues consists primarily of postage related expenses.

Selling, general and administrative expenses for the three months ended September 30, 2011 were $64.7 million, an increase of $3.2 million, or 5%, compared to $61.5 million for the three months ended September 30, 2010. The 5% increase was mainly due to increased costs related to acquisitions and higher selling expenses on higher sales. Fluctuations in foreign currency exchange rates decreased Selling, general and administrative expenses by $0.5 million.

Other expenses, net for the three months ended September 30, 2011 were $2.7 million, an increase of $0.3 million, compared to $2.4 million for the three months ended September 30, 2010, reflecting mainly higher interest expense.

Earnings from Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes for the three months ended September 30, 2011 were $26.2 million, an increase of $5.3 million, or 25%, compared to $20.9 million for the three months ended September 30, 2010. The increase is mainly due to higher recurring revenues which more than offset the increase in Total expenses. Overall margin increased from 5.0% to 5.5% for the three months ended September 30, 2010 compared to the three months ended September 30, 2011. Overall margin for the three months ended September 30, 2011 was unfavorably impacted by 70 basis points as a result of the impact of IBM Migration costs.

Provision for Income Taxes. Our Provision for income taxes and effective tax rates for the three months ended September 30, 2011 were $9.5 million and 36.3%, compared to $7.6 million and 36.4% for the three months ended September 30, 2010, respectively.

Net Earnings from Continuing Operations and Basic and Diluted Earnings per Share from Continuing Operations. Net earnings from continuing operations for the three months ended September 30, 2011 were $16.7 million, an increase of $3.4 million, or 26%, compared to $13.3 million for the three months ended September 30, 2010. The increase in Net earnings from continuing operations reflects higher Earnings from continuing operations.

Basic and diluted earnings per share from continuing operations for the three months ended September 30, 2011 were $0.14, an increase of $0.03, or 27%, and $0.13, an increase of $0.03, or 30%, respectively, compared to $0.11 and $0.10 for the three months ended September 30, 2010, respectively.

Analysis of Reportable Segments

The Company classifies its operations into the following two reportable segments: Investor Communication Solutions and Securities Processing Solutions.

The primary components of “Other” are the elimination of intersegment revenues and profits and certain unallocated expenses. Foreign currency exchange is a reconciling item between the actual foreign currency exchange rates and the fiscal year 2012 budgeted foreign currency exchange rates reflected in segments.

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

Revenues

	Three Months Ended September 30,
			Change
	2011	2010	$	%
	($ in millions)

Investor Communication Solutions	$313.0	$279.5	$33.5	12
Securities Processing Solutions	158.4	141.7	16.7	12
Other	—	—	—	—
Foreign currency exchange	5.0	0.2	4.8	NM	*

Total	$476.4	$421.4	$55.0	13

*	Not Meaningful

Earnings (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended September 30,
			Change
	2011	2010	$	%
	($ in millions)

Investor Communication Solutions	$8.4	$6.4	$2.0	31
Securities Processing Solutions	27.8	20.9	6.9	33
Other	(12.9)	(8.0)	(4.9)	(61)
Foreign currency exchange	2.9	1.6	1.3	81

Total	$26.2	$20.9	$5.3	25

Investor Communication Solutions

Investor Communication Solutions segment’s Revenues for the three months ended September 30, 2011 were $313.0 million, an increase of $33.5 million, or 12%, compared to $279.5 million for the three months ended September 30, 2010. Higher recurring fee revenues contributed $24.1 million, or 72% and higher distribution revenues contributed $9.8 million, or 28%, to the $33.5 million increase in revenues. The positive contribution from recurring fee revenues were driven primarily by acquisitions, internal growth, and Net New Business. Event-driven fee revenues were essentially unchanged, as expected. Distribution revenues for the three months ended September 30, 2011 were $142.2 million, an increase of $9.8 million, or 7%, compared to $132.4 million for the three months ended September 30, 2010. On a full-year basis we believe position growth and processed pieces are key indicators of internal growth, which we evaluate each fiscal quarter. Both position growth and processed pieces for annual equity proxy and mutual fund interim communications were higher during the first fiscal quarter. Although these indicators were positive, the first and second fiscal quarters are not necessarily an appropriate gauge for the full-year due to the seasonality of our business.

Earnings from Continuing Operations before Income Taxes. Earnings from Continuing Operations before income taxes for the three months ended September 30, 2011 were $8.4 million, an increase of $2.0 million, or 31%, compared to $6.4 million for the three months ended September 30, 2010, mainly due to higher recurring revenues. Margin increased by 0.4 percentage points to 2.7% as a result of higher recurring revenues, partially offset by the impact of distribution mail mix.

Securities Processing Solutions

Revenues. Securities Processing Solutions segment’s Revenues for the three months ended September 30, 2011 were $158.4 million, an increase of $16.7 million, or 12%, compared to $141.7 million for the three months ended September 30, 2010. Net New Business, internal growth, and acquisitions (including Paladyne Systems and the Penson outsourcing services agreement) each contributed approximately one-third of the $16.7 million revenue increase.

Earnings from Continuing Operations before Income Taxes. Earnings from Continuing Operations before income taxes for the three months ended September 30, 2011 were $27.8 million, an increase of $6.9 million, or 33%, compared to $20.9 million for the three months ended September 30, 2010. Margin increased by 2.9 percentage points to 17.6% for the three months ended September 30, 2011 as a result of increased trade volumes.

Other

Revenues. There were no reportable Revenues in our Other segment for the periods presented.

Loss from Continuing Operations before Income Taxes. Loss from Continuing Operations before income taxes was $12.9 million for the three months ended September 30, 2011, an increase of $4.9 million, compared to an $8.0 million loss from continuing operations before income taxes for the three months ended September 30, 2010. The increased loss was primarily due to IBM Migration costs of $3.2 million and other costs related to strategic initiatives and acquisitions.

Adjusted Net Earnings

We define Adjusted Net Earnings as net income (loss) from continuing operations, net of taxes excluding restructuring and impairment charges and costs the Company expects to incur in connection with the migration of our data center to IBM. Adjusted Net Earnings is not a measure defined in accordance with generally accepted accounting principles (“GAAP”) and should not be construed as an alternative to net income (loss), as determined in accordance with GAAP.

We use Adjusted Net Earnings as a financial measure for a number of reasons, including:

•	in communications with our board of directors concerning our consolidated financial performance;

•	we believe that Adjusted Net Earnings is an enterprise level performance measure commonly reported and widely used by analysts and investors; and

•	for planning purposes, including the preparation of our annual operating budget.

We are reporting our Adjusted Net Earnings to exclude the impact of these extraordinary items from our GAAP results because these items are significant and we believe this information helps our investors understand the effect of these non-recurring items on our reported results and therefore, will provide a better representation of our actual performance. Our presentation of Adjusted Net Earnings should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted Net Earnings (Non-GAAP) to the comparable GAAP measure.

	Three Months Ended September 30,

	2011	2010
	($ in millions)
Net Earnings (GAAP)	$16.7	$13.3
Adjustments:
IBM Data Center Migration Costs	3.2	—
Tax impact of adjustments	(1.2)	—

Adjusted Net Earnings (Non-GAAP)	$18.7	$13.3

Financial Condition, Liquidity and Capital Resources

At September 30, 2011, Cash and cash equivalents were $252.8 million and Total stockholders’ equity was $792.5 million. At September 30, 2011, net working capital was $391.7 million, compared to $(31.3) million at June 30, 2011.

At September 30, 2011, the Company had $614.3 million outstanding Long-term debt, consisting of a $490.0 million five-year term loan facility and unsecured senior notes of $124.3 million principal amount. The senior notes are unsecured obligations of Broadridge and rank equally in right of payment with other unsecured and unsubordinated obligations of Broadridge. Interest is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%.

On September 22, 2011, the Company entered into a $990.0 million senior unsecured credit facility, consisting of a $490.0 million five-year term loan facility and a $500.0 million five-year revolving credit facility. The Company incurred $2.6 million in debt issuance costs to establish these credit facilities. $0.1 million of these costs were expensed as incurred and $2.5 million of these costs have been capitalized in Other non-current assets in the Consolidated Balance Sheets and are amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the terms of these facilities.

The Company used a portion of the proceeds of the $490.0 million term loan facility to repay $200.0 million of outstanding borrowing under the previous five-year term loan and $200.0 million of outstanding borrowing under the previous five-year revolving credit facility. The previous five-year term loan facility and the previous five-year revolving credit facility both had expiration dates of March 2012 and were cancelled upon repayment.

Borrowings under the five-year term loan facility and five-year revolving credit facility bear interest at LIBOR plus 125 basis points. The five-year revolving credit facility also has an annual facility fee equal to 15 basis points, whether used or unused. The weighted-average interest rate on the five-year term loan facility was 0.83% during the three months ended September 30, 2011. The weighted-average interest rate on the extinguished five-year revolving credit facility was 0.51% during the three months ended September 30, 2011.

Based upon current and anticipated levels of operation, management believes that the Company’s cash on hand and cash flows from operations, combined with borrowings available under credit facilities, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, capital expenditures and working capital needs. Please refer to the discussion of net cash flows provided by financing activities in the following section for further discussion of the Company’s financing activities.

Cash Flows

Net cash flows provided by operating activities were $23.3 million for the three months ended September 30, 2011 compared to $24.5 million net cash flows used in operating activities during the three months ended September 30, 2010. The decrease in cash used is primarily due to an increase in working capital as the increase in accounts receivable was partially offset by the timing of payment of liabilities accrued for at fiscal year end.

Net cash flows used in investing activities for the three months ended September 30, 2011 were $79.3 million, a decrease of $5.2 million compared to $84.5 million net cash flows used in investing activities for the three months ended September 30, 2010. The decrease reflects lower spending of $4.7 million on acquisitions during the three months ended September 30, 2011, compared to the three months ended September 30, 2010, and lower capital expenditures of $2.2 million, slightly offset by higher purchases of intangible assets of $1.7 million.

Net cash flows provided by financing activities for the three months ended September 30, 2011 were $66.9 million, an increase of $197.1 million compared to $130.2 million net cash flows used in financing activities for the three months ended September 30, 2010. The decreased use of cash in the three months ended September 30, 2011 reflects a decrease in the purchases of common stock of $105.5 million, coupled with $87.5 million of net proceeds from long-term borrowings after debt repayment and borrowing costs.

Liquidity Risk

Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain ratios.

Based upon current and anticipated levels of operation, management believes that the Company’s cash on hand and cash flows from operations, combined with borrowings available under credit facilities, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, capital expenditures and working capital needs. Please refer to the discussion of net cash flows provided by financing activities in the preceding section for further discussion of the Company’s financing activities.

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

Income Taxes

Our effective tax rate for the three months ended September 30, 2011 was 36.3%, compared to 36.4% for the three months ended September 30, 2010. The decrease in our effective tax rate for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 is primarily attributable to the geographical mix of income and lower tax rates in certain non U.S. tax jurisdictions when compared to 2010.

Contractual Obligations

The Company entered into a data center outsourcing services agreement with ADP before our spin-off from ADP in March 2007 under which ADP provides the Company with data center services consistent with the services provided to the Company immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012 and the Company is currently negotiating a short-term extension of the term. The Company expects to incur less than $10 million in costs in connection with the services to be provided during this term extension. For the three months ended September 30, 2011 and 2010, the Company recorded $28.8 million and $27.2 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services.

In March 2010, the Company and IBM entered into the IT Services Agreement, under which IBM will provide certain aspects of the Company’s information technology infrastructure that are currently provided under a data center outsourcing services agreement with ADP. Under the IT Services Agreement, IBM will provide a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The Company expects that the migration of its data center processing from ADP to IBM will be substantially completed by June 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments under this agreement are $563.9 million through fiscal year 2022, the final year of the contract. For the three months ended September 30, 2011, the Company recorded $3.2 million of expenses in the Condensed Consolidated Statements of Earnings related to these services.

Other Commercial Agreements

The Company has a five-year revolving credit facility that expires in September 2016 that has an available capacity of $500.0 million. Our revolving credit facility had zero outstanding at September 30, 2011.

In addition, immediately prior to the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest at LIBOR plus 250 basis points. There were no outstanding borrowings under these lines of credit at September 30, 2011.

Off-balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at September 30, 2011 or at June 30, 2011. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

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

At September 30, 2011, the Company had $614.3 million outstanding Long-term debt, consisting of a $490.0 million five-year term loan facility and unsecured senior notes of $124.3 million principal amount. Borrowings under the five-year term loan facility bear interest at LIBOR plus 125 basis points. The weighted-average interest rate on the five-year term loan facility was 0.83% during the three months ended September 30, 2011.

Item 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2011 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 28, 2010, the Company filed a declaratory action in the U.S. District Court for the District of Delaware (the “Delaware District Court”) against Inveshare, Inc. (the “Defendant”) seeking a declaration by the court that Broadridge does not infringe two U.S. patents owned by the Defendant that included claims related to the delivery and distribution of an electronic solicitation. The Company’s complaint also alleged that the Defendant’s patents are invalid and/or are unenforceable due to inequitable conduct. On March 22, 2010, the Defendant answered the Company’s complaint and filed a counterclaim against the Company alleging that Broadridge uses a process that infringes one of the patents in the action. In its counterclaim, Defendant is seeking injunctive relief and unspecified damages. This lawsuit is in an early procedural stage; however, due to the limited scope of this matter, the Company believes that the outcome of this litigation would not result in a material adverse impact on its financial condition, results of operations, or cash flows.

Item 1A.	RISK FACTORS

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A. to Part I in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed on August 12, 2011. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2011 Annual Report on Form 10-K.

We purchase a significant portion of our data center services, including disaster recovery capabilities, from a third party data center services provider, and if our data center services provider fails to adequately perform the data center services in the manner necessary to meet our clients’ needs, our business, financial condition, and results of operations may be harmed.

ADP provides us with data center services under a data center outsourcing services agreement that include hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. As a result, we currently purchase a significant portion of our data center services, including disaster recovery capabilities, from ADP. In March 2010, we entered into the IT Services Agreement with IBM under which IBM will provide us with data center services. We expect the migration to IBM to be substantially completed by June 2012 and ADP will continue to provide us with data center services until the migration to IBM is complete. During the transition to IBM, if ADP fails to adequately perform the data center services in the manner necessary to meet our clients’ needs, our business, financial condition and results of operations may be harmed. In addition, there is a risk that we may experience a disruption as a result of the transition from ADP to IBM impacting the services we provide to our clients. As a result, our business, financial condition, and results of operations may be harmed. Some of these risks are anticipated and covered through service level credits, termination rights, and indemnification clauses in our services agreements with ADP and IBM. However, we may not adequately be protected against all possible losses through the terms of those agreements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our first fiscal quarter ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans (1)
July 1, 2011 – July 31, 2011	347,650	$24.05	347,650	7,219,489
August 1, 2011 – August 31, 2011	—	—	—	—
September 1, 2011 – September 30, 2011	—	—	—	—

Total	347,650	$24.05	347,650	7,219,489

(1)	On August 11, 2010, the Board of Directors authorized a stock repurchase plan for the repurchase of up to 10 million shares of the Company’s common stock to offset share dilution created by the Company’s equity compensation plans. During the fiscal quarter ended September 30, 2011, the Company purchased 347,650 shares of common stock under this plan at an average price per share of $24.05.

At September 30, 2011, there were 7,219,489 shares remaining for repurchase under the August 11, 2010 stock repurchase plan.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Amendment to Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan effective August 2, 2011.

10.2	Amendment Agreement, dated as of October 11, 2011, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Penson Worldwide, Inc., Penson Financial Services Ltd., Penson Financial Services Canada Inc., Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Broadridge Financial Solutions (Canada) Inc., and Ridge Clearing & Outsourcing Solutions Limited.(1)

10.3	Amended and Restated Seller Note effective as of July 1, 2011.

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2011 and 2010, (ii) condensed consolidated balance sheets as of September 30, 2011 and June 30, 2011, (iii) condensed consolidated statements of cash flows for the three months ended September 30, 2011 and 2010, and (iv) the notes to the condensed consolidated financial statements.

(1)	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: November 3, 2011	By:	/s/ Dan Sheldon
Dan Sheldon
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Amendment to Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan effective August 2, 2011.

10.2	Amendment Agreement, dated as of October 11, 2011, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Penson Worldwide, Inc., Penson Financial Services Ltd., Penson Financial Services Canada Inc., Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Broadridge Financial Solutions (Canada) Inc., and Ridge Clearing & Outsourcing Solutions Limited.(1)

10.3	Amended and Restated Seller Note effective as of July 1, 2011.

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2010 and 2009, (ii) condensed consolidated balance sheets as of September 30, 2011 and June 30, 2011, (iii) condensed consolidated statements of cash flows for the three months ended September 30, 2011 and 2010, and (iv) the notes to the condensed consolidated financial statements.

(1)	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.