Form 10-Q
period 2011-12-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2012-02-07
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of January 31, 2012 was 124,035,298.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenues	$479.8	$442.3	$956.2	$863.7

Cost of revenues	382.6	356.6	765.4	693.2
Selling, general and administrative expenses	73.5	66.9	138.2	128.4
Other expenses, net	13.1	2.3	15.8	4.7

Total expenses	469.2	425.8	919.4	826.3

Earnings from continuing operations before income taxes	10.6	16.5	36.8	37.4
Provision for income taxes	3.8	5.9	13.3	13.5

Net earnings from continuing operations	6.8	10.6	23.5	23.9
Loss from discontinued operations, net of tax benefit	—	(0.2)	—	(0.2)

Net earnings	$6.8	$10.4	$23.5	$23.7

Earnings per share:
Basic earnings per share from continuing operations	$0.05	$0.08	$0.19	$0.19
Basic loss per share from discontinued operations	—	—	—	—

Basic earnings per share	$0.05	$0.08	$0.19	$0.19

Diluted earnings per share from continuing operations	$0.05	$0.08	$0.19	$0.18
Diluted loss per share from discontinued operations	—	—	—	—

Diluted earnings per share	$0.05	$0.08	$0.19	$0.18

Weighted-average shares outstanding:
Basic	123.7	125.0	123.7	125.8
Diluted	127.2	128.5	126.9	129.0
Dividends declared per common share	$0.16	$0.15	$0.32	$0.30

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	December 31, 2011	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$238.2	$241.5
Accounts receivable, net of allowance for doubtful accounts of $2.2 and $2.0, respectively	296.6	406.6
Other current assets	100.1	103.3

Total current assets	634.9	751.4
Property, plant and equipment, net	78.5	83.1
Goodwill	789.3	735.6
Intangible assets, net	160.9	147.2
Other non-current assets	233.3	186.7

Total assets	$1,896.9	$1,904.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$92.6	$119.0
Accrued expenses and other current liabilities	170.1	230.3
Deferred revenues	38.1	33.4
Short-term borrowings	—	400.0

Total current liabilities	300.8	782.7
Long-term debt	594.3	124.3
Deferred taxes	63.4	71.3
Deferred revenues	52.8	47.3
Other non-current liabilities	101.8	81.1

Total liabilities	1,113.1	1,106.7

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 150.6 and 149.6 shares, respectively; outstanding, 123.8 and 123.7 shares, respectively	1.5	1.5
Additional paid-in capital	699.4	667.4
Retained earnings	625.8	642.2
Treasury stock: at cost, 26.8 and 25.9 shares, respectively	(549.2)	(529.9)
Accumulated other comprehensive income	6.3	16.1

Total stockholders’ equity	783.8	797.3

Total liabilities and stockholders’ equity	$1,896.9	$1,904.0

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended December 31,
	2011	2010
Cash Flows From Operating Activities
Net earnings	$23.5	$23.7
Adjustments to reconcile Net earnings to Net cash flows provided by (used in) operating activities:
Loss from discontinued operations	—	0.2
Depreciation and amortization	23.7	24.9
Amortization of acquired intangibles	10.9	3.6
Amortization of other assets	8.8	3.6
Deferred income taxes	(14.9)	(1.9)
Stock-based compensation expense	13.8	14.9
Excess tax benefits from the issuance of stock-based compensation awards	(0.1)	(0.2)
Impairment of available for sale securities	9.7	—
Other	(1.6)	1.6
Changes in operating assets and liabilities:
Current assets and liabilities:
Decrease in Accounts receivable, net	114.1	67.0
Decrease in Other current assets	13.0	9.5
Decrease in Accounts payable	(26.3)	(20.6)
Decrease in Accrued expenses and other current liabilities	(46.3)	(73.6)
Decrease in Deferred revenues	(2.8)	(16.0)
Non-current assets and liabilities:
Increase in Other non-current assets	(49.1)	(21.7)
Increase in Other non-current liabilities	11.7	11.9

Net cash flows provided by operating activities of continuing operations	88.1	26.9

Cash Flows From Investing Activities
Capital expenditures	(13.6)	(13.6)
Purchases of intangibles	(8.0)	(2.7)
Acquisitions, net of cash acquired	(72.3)	(95.7)

Net cash flows used in investing activities of continuing operations	(93.9)	(112.0)

Cash Flows From Financing Activities
Proceeds from issuance of Long-term debt	490.0	—
Payments on Short-term borrowings	(400.0)	—
Payments on Long-term debt	(20.0)	—
Dividends paid	(58.1)	(37.7)
Proceeds from exercise of stock options	19.5	8.3
Purchases of Treasury stock	(20.7)	(120.8)
Other financing transactions	(1.4)	0.4
Excess tax benefits from the issuance of stock-based compensation awards	0.1	0.2
Cost related to issuance of Long-term debt	(2.9)	—

Net cash flows provided by (used in) financing activities of continuing operations	6.5	(149.6)

Cash flows from discontinued operations:
Cash flows provided by operating activities	—	12.6
Cash flows used in financing activities	—	(7.2)

Net cash provided by discontinued operations	—	5.4

Effect of exchange rate changes on Cash and cash equivalents	(4.0)	4.5

Net change in Cash and cash equivalents	(3.3)	(224.8)
Cash and cash equivalents, beginning of period	241.5	412.6
Cash and cash equivalents of discontinued operations, beginning of period	—	—

Cash and cash equivalents, end of period	238.2	187.8
Less Cash and cash equivalents from discontinued operations, end of period	—	—

Cash and cash equivalents of continuing operations, end of period	$238.2	$187.8

Supplemental disclosure of cash flow information:
Cash payments made for interest	$6.8	$4.7
Cash payments made for income taxes	$54.7	$18.1

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

(Tabular dollars in millions, except per share amounts)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge®” or the “Company”), a Delaware corporation, is a leading global provider of investor communication solutions and securities processing and operations outsourcing solutions to the financial services industry. The Company classifies its continuing operations into the following two reportable segments:

•

Investor Communication Solutions—A large portion of Broadridge’s Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge®, its innovative electronic proxy delivery and voting solution for institutional investors, helps ensure the participation of the largest stockholders of many companies. Broadridge also provides the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help its clients meet their regulatory compliance needs. In addition, Broadridge provides financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance its clients’ communications with investors. All of these communications are delivered in paper or electronic form. In fiscal year 2009, Broadridge introduced several new investor communication solutions. They are The Investor Network, Shareholder Forum and Virtual Shareholder Meeting solutions, and the Company’s data aggregation and data management solutions. In fiscal year 2010, Broadridge entered the transfer agency business through its acquisition of StockTrans®, Inc. (recently renamed Broadridge Corporate Issuer Solutions, Inc.), a leading provider of registrar, stock transfer and record-keeping services. In August 2010, Broadridge acquired NewRiver®, Inc., a leader in mutual fund electronic investor disclosure solutions. In December 2010, Broadridge acquired Forefield®, Inc., a leading provider of real-time sales, education, and client communication solutions for financial institutions and their advisors. In January 2011, Broadridge acquired Matrix Financial Solutions, Inc., an independent provider of mutual fund processing solutions for the defined contribution market.

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

B. Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). These financial statements present the condensed consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. All material intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “2011 Annual Report”) filed on August 12, 2011 with the Securities and Exchange Commission (the “SEC”). These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with U.S. GAAP of the Company’s financial position at December 31, 2011 and June 30, 2011, the results of its operations for the three and six months ended December 31, 2011 and 2010 and its cash flows for the six months ended December 31, 2011 and 2010.

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

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

E. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, in accordance with Accounting Standards Codification Topic (“ASC”) No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after December 31, 2011, through the date of issuance of the Condensed Consolidated Financial Statements. During this period, the Company did not have any material subsequent events.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment” (“ASU No. 2011-08”), which amends guidance for goodwill impairment testing. The amendment allows for entities to first assess qualitative factors in determining whether or not the fair value of a reporting unit exceeds its carrying value. If an entity concludes from this qualitative assessment that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then performing a two-step impairment test is unnecessary. ASU No. 2011-08 will be effective for public companies for fiscal years beginning after December 15, 2011. The Company does not expect that the adoption of ASU 2011-08 will have an impact on its consolidated results of operations, financial condition or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies for fiscal years beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued an update to ASU No. 2011-05. The update, ASU No. 2011 -12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU No. 2011-12”), defers the effective date of certain presentation requirements within ASU No. 2011-05. The Company does not expect that the adoption of ASU 2011-05 will have an impact on its consolidated results of operations, financial condition or cash flows as it only requires a change in the format of the Company’s current presentation.

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This standard requires an entity to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. ASU No. 2010-29 is effective prospectively for business combinations that occur on or after the beginning of the first annual reporting period beginning after December 15, 2010. ASU No. 2010-29 became effective for the Company in the first quarter of fiscal year 2012 and did not have a material impact on the Company’s results of operations, cash flows or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force,” an amendment of ASC No. 605-25, “Revenue Recognition” (formerly EITF Issue No. 08-01, “Revenue Arrangements with Multiple Deliverables”). This standard provides principles for allocation of consideration among its multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The ASU introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. It is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. ASU No. 2009-13 became effective for the Company in the first fiscal quarter of fiscal year 2011 and did not have a material impact on the Company’s results of operations, cash flows or financial condition.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented.

Diluted EPS reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and shares of restricted stock units have vested.

The computation of diluted EPS did not include 2.5 million and 2.3 million options to purchase Broadridge common stock for the three months ended December 31, 2011 and 2010, respectively, and 2.6 million and 3.6 million options to purchase Broadridge common stock for the six months ended December 31, 2011 and 2010, respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	0000000	0000000	0000000	0000000
	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Weighted-average shares outstanding:
Basic	123.7	125.0	123.7	125.8
Common stock equivalents	3.5	3.5	3.2	3.2

Diluted	127.2	128.5	126.9	129.0

NOTE 4. OTHER EXPENSES, NET

Other expenses, net consisted of the following:

	000000	000000	000000	000000
	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
		($ in millions)
Interest expense on borrowings	$3.9	$2.3	$6.3	$4.6
Interest income	(0.5)	(0.5)	(1.0)	(0.9)
Foreign currency exchange (gain) loss	(0.5)	0.2	0.0	0.5
Other, net	10.2	0.3	10.5	0.5

Other expenses, net	$13.1	$2.3	$15.8	$4.7

Other, net for the three and six months ended December 31, 2011, includes an impairment of marketable securities relating to the Company’s investment in the common stock of Penson Worldwide, Inc. (“PWI”). Based on an analysis of the other-than-temporary impairment factors, the Company has recorded a pre-tax impairment charge of $9.7 million (see Note 8, “Other Non-current Assets”).

NOTE 5. ACQUISITIONS

Assets acquired and liabilities assumed in business combinations were recorded as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company were included in earnings since their respective dates of acquisition. The excess of the purchase prices over the respective estimated fair values of the underlying assets acquired and liabilities assumed was allocated to Goodwill.

During the three months ended December 31, 2011, there were no significant acquisitions. During the six months ended December 31, 2011, the Company acquired one business in the Securities Processing Solutions segment:

Paladyne Systems, Inc.

In September 2011, the Company acquired Paladyne Systems, Inc. (“Paladyne”), a provider of buy-side technology solutions for the global investment management industry. The purchase price was $72.3 million, net of cash acquired of $8.3 million. Net liabilities assumed were $15.4 million. This acquisition resulted in $63.9 million of goodwill. Intangible assets acquired, which totaled $23.8 million, consist primarily of acquired software technology and customer relationships, which are being amortized over a seven-year life and ten-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

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

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments where available or based on other observable instruments. These calculations take into consideration the credit risk of both the Company and its counterparties. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

The following table sets forth the Company’s financial assets and liabilities at December 31, 2011 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets
Cash and cash equivalents:
Money market funds	$144.4	$—	$—	$144.4
Other current assets:
Available-for-sale equity securities	2.1	—	—	2.1
Other non-current assets:
Available-for-sale equity securities	9.2	—	—	9.2

Total	$155.7	$—	$—	$155.7

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

On June 25, 2010, the Company completed the sale of the contracts of substantially all of the securities clearing clients of Ridge to PFSI, for an aggregate purchase price of $35.2 million. The purchase price paid to Broadridge consisted of (i) a five-year subordinated note from PWI (the “Seller Note”) in the principal amount of $20.6 million bearing interest at an annual rate equal to the London Inter-Bank Offer Rate (“LIBOR”) plus 550 basis points, and (ii) 2,455,627 shares of PWI’s common stock (representing 9.5% of PWI’s outstanding common stock as of May 31, 2010), at the June 25, 2010 closing price of PWI’s common stock of $5.95 per share. The Company has discontinued its securities clearing services business but will continue to provide operations outsourcing solutions aligned with the Securities Processing Solutions business.

Concurrent with entering into the Asset Purchase Agreement, the Company entered into a master services agreement with PWI (the “Outsourcing Services Agreement”) for a ten-year term. Under the Outsourcing Services Agreement, Ridge provides securities processing and back-office support services to PFSI, including services for the clients acquired from Ridge. On October 11, 2011, Broadridge entered into an amendment agreement with PWI (the “Amendment Agreement”) to expand the scope of outsourcing support services that Ridge provides to PWI under the Outsourcing Services Agreement. The expanded services are expected to result in additional annual revenues to Broadridge of $8.0 million over the remaining term of the Outsourcing Services Agreement. The Company expects to commence providing the expanded services to PWI at various dates, and expect these services to be completely transitioned by July 1, 2013. Under the Amendment Agreement, in October 2011, Broadridge provided PWI with $7.0 million in consideration of the additional services and other amendments contemplated by the Amendment Agreement, and to defray the costs of PWI associated with the conversion to the Broadridge platform. To the extent that the expanded services provide less than $8.0 million of annualized fees to Broadridge by July 1, 2013, PWI will be obligated to pay Broadridge an amount equal to the shortfall of such fees below $7.0 million by August 1, 2013. In addition, on October 11, 2011, PWI and Broadridge entered into an Amended and Restated Seller Note which converted the quarterly interest payment terms under the original Seller Note to the payment of interest on the maturity date of the Seller Note effective July 1, 2011.

For a period of time in fiscal year 2011, the Company continued to generate cash flows and reported income statement activity in Loss from discontinued operations, net of taxes, associated with the securities clearing business. The activities that gave rise to these cash flows and income statement activities were transitional in nature.

The following summarized financial information related to the securities clearing business has been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
		($ in millions)
Revenues	$—	$0.4	$—	$1.0

Loss from discontinued operations, before tax benefit	—	(0.3)	—	(0.3)
Income tax benefit	—	0.1	—	0.1

Net loss from discontinued operations, before impairment of assets	—	(0.2)	—	(0.2)
Net loss on impairment of assets of discontinued operations	—	—	—	—

Loss from discontinued operations, net of tax benefit	$—	$(0.2)	$—	$(0.2)

Regulatory Requirements

As a registered broker-dealer and member of the New York Stock Exchange (“NYSE”) and the Financial Industry Regulatory Authority (“FINRA”), Ridge is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”). Ridge computes its net capital under the alternative method permitted by Rule 15c3-1, which requires Ridge to maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The NYSE and FINRA may require a member firm to reduce its business if its net capital is less than 4% of aggregate debit items, or may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit items. At December 31, 2011, Ridge had net capital of $5.2 million, and exceeded the minimum requirements by $4.9 million.

NOTE 8. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	December 31, 2011	June 30, 2011
	($ in millions)
Deferred client conversion and start-up costs	$149.1	$125.8
Capitalized data center migration costs	28.5	5.7
Note receivable	20.6	20.6
Long-term investments	13.3	18.1
Long-term broker fees	12.5	13.6
Other	9.3	2.9

Total	$233.3	$186.7

Deferred Client Conversion and Start-up Costs and Note Receivable

Included in Deferred client conversion and start-up costs at December 31, 2011 are $43.3 million of deferred client conversion and start-up costs associated with the Company’s Outsourcing Services Agreement with PWI (see Note 7, “Discontinued Operations”). Included in Note receivable is the Seller Note from PWI of $20.6 million (see Note 7, “Discontinued Operations”). In reviewing these assets for impairment, management considered: (1) PWI’s overall financial condition, (2) the outlook for PWI’s business, and (3) the payment status of all outstanding receivables from PWI. PWI is current on all of its obligations to the Company and there is no indication that PWI’s longer-term financial condition and outlook has changed in a way that would impact the recoverability of these assets; therefore, the Company does not consider them to be impaired as of December 31, 2011. The Company continues to monitor these items for impairment. Should conditions change, the Company may determine to take impairment charges on the Deferred client conversion and start-up costs and/or the Note receivable in part or in their entirety.

Long-term Investments

Included in Long-term investments at December 31, 2011 is the Company’s investment in the common stock of PWI of $2.8 million (see Note 7, “Discontinued Operations”). In estimating other-than-temporary impairment losses, management’s policy considers, but is not limited to, the following: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s review, factoring in the level of decline in the fair value, management determined that the market value of the PWI common stock may not equal or exceed the cost basis of our investment within a reasonable period of time. After consideration of the severity and duration of this decline in fair value as well as the reasons for the decline in value, the Company believes that the impairment is “other-than-temporary” at December 31, 2011. The other-than-temporary impairment (“OTTI”) charge related to the Company’s investment in the PWI common stock was $9.7 million at December 31, 2011 and was included in Other expenses, net on the Condensed Consolidated Statements of Earnings at December 31, 2011, and established a new cost basis for this investment.

NOTE 9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2011	June 30, 2011
	($ in millions)
Employee compensation and benefits	$107.1	$102.1
Accrued broker fees	20.0	40.6
Accrued income tax liability	0.3	23.7
Accrued dividend payable	—	18.2
Other	42.7	45.7

Total	$170.1	$230.3

NOTE 10. BORROWINGS

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	December 31, 2011	June 30, 2011	Unused Available Capacity at December 31, 2011
		($ in millions)
Short-term borrowings
Term loan facility	(a)	$—	$200.0	$—
Revolving credit facility	(a)	—	200.0	—

Total Short-term borrowings		—	400.0	—

Long-term debt
Term loan facility	September 2016	470.0	—	—
Revolving credit facility	September 2016	—	—	500.0
Senior notes	June 2017	124.3	124.3	—

Total debt		$594.3	$524.3	$500.0

(a)	The outstanding borrowings of $200.0 million on the five-year term loan facility and $200.0 million on the five-year revolving credit facility that were entered into on March 29, 2007 (collectively “the 2007 Credit Facilities”) were repaid with proceeds from the $490.0 million five-year term loan facility entered into on September 22, 2011.

Revolving Credit and Term Loan Facilities: On September 22, 2011, the Company entered into a $990.0 million senior unsecured credit facility, consisting of a $490.0 million five-year term loan facility and a $500.0 million five-year revolving credit facility (collectively “the 2011 Credit Facilities”). Borrowings under the five-year term loan facility and five-year revolving credit facility bear interest at LIBOR plus 125 basis points. The five-year revolving credit facility also has an annual facility fee equal to 15 basis points, on the unused portion of the facility. The Company incurred $3.0 million in debt issuance costs to establish these credit facilities, of which $0.1 million of these costs were expensed as incurred and $2.9 million of these costs have been capitalized in Other non-current assets in the Condensed Consolidated Balance Sheets and will be amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the terms of these facilities. At December 31, 2011, $0.4 million had been amortized.

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

The $490.0 million five-year term loan contains a repayment schedule that requires the Company to make minimum principal repayments on the loan of $12.3 million, on a quarterly basis, commencing with the first payment due by March 31, 2013, and the final payment due by June 30, 2016, for a total repayment of $171.5 million before the balance of the loan becomes due in September 2016. The Company repaid $20.0 million of the $490.0 million borrowing under the five-year term loan facility during the three months ended December 31, 2011. Under the terms of the $490.0 million five-year term loan agreement, any prepayment of a term borrowing shall be applied to reduce the subsequent scheduled repayment, in direct order of maturity, with no prepayment penalty.

The 2011 Credit Facilities are subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At December 31, 2011, the Company is not aware of any instances of any non-compliance with the financial covenants of these credit facilities. The 2007 Credit Facilities were subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At June 30, 2011, the Company was not aware of any instances of any non-compliance with the financial covenants of these credit facilities.

The fair value of the fixed-rate senior notes at December 31, 2011 was $133.5 million based on quoted market prices. The carrying value of the variable-rate term loan facility approximates fair value. Amounts are due on the expiration dates listed above.

NOTE 11. STOCK-BASED COMPENSATION

The activity related to the Company’s incentive equity awards for the three months ended December 31, 2011 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options (c)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at September 30, 2011	13,456,997	$18.95	1,993,232	$20.35	708,724	$20.18
Granted	—	—	970,933	17.61	342,628	17.61
Exercise of stock options (a)	(671,468)	18.72	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—
Expired/forfeited	(147,880)	19.99	(20,680)	19.56	—	—

Balances at December 31, 2011 (b)	12,637,649	$18.95	2,943,485	$19.31	1,051,352	$19.87

(a)	Stock options exercised during the period of October 1, 2011 through December 31, 2011 had an intrinsic value of $2.1 million.
(b)	As of December 31, 2011, the Company’s outstanding “in the money” stock options using the December 31, 2011 closing share price of $22.55 (approximately 11.1 million shares) had an aggregate intrinsic value of $47.2 million.
(c)	Stock options outstanding as of December 31, 2011 have a weighted-average remaining contractual life of 4.8 years and 10.5 million options are exercisable.

The activity related to the Company’s incentive equity awards for the six months ended December 31, 2011 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2011	13,774,726	$18.94	1,932,003	$20.19	708,724	$20.18
Granted	—	—	1,075,858	18.16	342,628	17.61
Exercise of stock options (a)	(971,048)	18.58	—	—	—	—
Vesting of restricted stock units	—	—	(400)	18.59	—	—
Expired/forfeited	(166,029)	20.26	(63,976)	19.99	—	—

Balances at December 31, 2011	12,637,649	$18.95	2,943,485	$19.31	1,051,352	$19.87

(a)	Stock options exercised during the period of July 1, 2011 through December 31, 2011 had an intrinsic value of $3.6 million.

The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Exercise prices on options granted have been and continue to be set equal to the market price of the underlying shares on the date of the grant (except special stock option grants which have a premium strike price), with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $8.3 million and $8.7 million, respectively, as well as related tax benefits of $3.0 million and $3.3 million, respectively, were recognized in Earnings from continuing operations for the three months ended December 31, 2011 and 2010. Stock-based compensation expense of $13.8 million and $14.9 million, respectively, as well as related tax benefits of $5.1 million and $5.6 million, respectively, were recognized in Earnings from continuing operations for the six months ended December 31, 2011 and 2010.

As of December 31, 2011, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $2.6 million and $37.5 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.4 years and 1.8 years, respectively.

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

NOTE 12. INCOME TAXES

The Company’s Provision for income taxes and effective tax rates for the three and six months ended December 31, 2011 were $3.8 million and 35.8%, and $13.3 million and 36.1%, respectively, compared to $5.9 million and 35.8%, and $13.5 million and 36.1%, for the three and six months ended December 31, 2010, respectively.

NOTE 13. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company entered into a data center outsourcing services agreement with Automatic Data Processing, Inc. (“ADP”) before its spin-off from ADP in March 2007 under which ADP provides the Company with data center services consistent with the services provided to the Company immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012 and the Company is currently negotiating a short-term extension of the term. The Company expects to incur less than $10 million in costs in connection with the services to be provided during this term extension. For the three months ended December 31, 2011 and 2010, the Company recorded $27.6 million and $27.3 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services. For the six months ended December 31, 2011 and 2010, the Company recorded $56.4 million and $54.5 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services.

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM will provide certain aspects of the Company’s information technology infrastructure that are currently provided under a data center outsourcing services agreement with ADP. Under the IT Services Agreement, IBM will provide a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The Company expects that the migration of its data center processing from ADP to IBM will be substantially completed by June 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement are $539.3 million through fiscal year 2022, the final year of the contract. For the three and six months ended December 31, 2011, the Company recorded $3.7 million and $6.9 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services. At December 31, 2011, the Company has capitalized $28.5 million of costs related to the build out of the IBM data center in Other non-current assets.

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

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of December 31, 2011 and 2010, respectively. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

In June 2010, the Company completed the sale of the contracts of substantially all of Ridge’s securities clearing clients and Ridge no longer performs securities clearing services for correspondent broker-dealers. However, Ridge remains a registered broker-dealer to perform operations outsourcing services. In January 2011, the Company acquired Matrix, a provider of mutual fund processing services for third party administrators, financial advisors, banks and wealth management professionals. As registered broker-dealers and members of FINRA, Ridge and Matrix are subject to regulations concerning many aspects of their business, including trade practices, capital requirements, record retention, money laundering prevention, and the supervision of the conduct of directors, officers and employees. For Ridge, these regulations include the SEC’s customer protection rule, which protects both the customer funds and customer securities; the SEC’s hypothecation Rules 8c-1 and 15c2-1 regarding the borrowing and lending of customer securities; Regulation T, which regulates the borrowing and lending of securities by broker-dealers; and Regulation SHO, which prohibits short sales in certain instances. Matrix does not hold customer funds or securities so it is not therefore subject to the full requirements of the SEC’s customer protection rule. A failure by Ridge or Matrix to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of their business or disqualification of their directors, officers or employees. In addition, as registered broker-dealers, Ridge and Matrix are required to participate in the Securities Investor Protection Corporation (“SIPC”) for the benefit of customers. Matrix’s subsidiary, MG Trust Company, LLC (“MG Trust”), is a Colorado State non-depository trust company whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. MG Trust operates pursuant to the rules and regulations of the Colorado Division of Banking.

NOTE 14. COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
		($ in millions)
Net earnings	$6.8	$10.4	$23.5	$23.7
Foreign currency translation adjustments	(10.8)	4.6	(11.8)	12.8
Net unrealized gain (loss) on available-for-sale securities, net of taxes of $0.3 and $2.4 for the three and six months ended December 31, 2011, respectively, and $(0.2) and $0.7 for the three and six months ended December 31, 2010, respectively	(0.8)	0.3	(4.2)	(1.2)
Reclassification adjustment for other-than-temporary impairment included in net income, net of taxes of $(3.5) for the three and six months ended December 31, 2011, respectively	6.2	—	6.2	—

Comprehensive income	$1.4	$15.3	$13.7	$35.3

Reclassification adjustment relates to the unrealized losses on the Company’s investment in the shares of PWI common stock which are available-for-sale securities that were reclassified into net income as a result of the $9.7 million OTTI charge at December 31, 2011 (see Note 8, “Other Non-current Assets”).

NOTE 15. INTERIM FINANCIAL DATA BY SEGMENT

The Company classifies its operations into the following two reportable segments: Investor Communication Solutions and Securities Processing Solutions.

The primary components of “Other” are the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign currency exchange is a reconciling item between the actual foreign currency exchange rates and fiscal year 2012 budgeted foreign currency exchange rates.

Certain corporate expenses, as well as certain centrally managed expenses, are allocated based upon budgeted amounts. Because the Company compensates the management of its various businesses on, among other factors, segment earnings, the Company records certain segment-related expense items of an unusual or non-recurring nature in Other rather than reflect such items in segment profit.

Segment results:

	Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
		($ in millions)
Investor Communication Solutions	$316.8	$294.1	$629.8	$573.6
Securities Processing Solutions	161.1	146.1	319.5	287.8
Other	0.1	0.1	0.1	0.1
Foreign currency exchange	1.8	2.0	6.8	2.2

Total	$479.8	$442.3	$956.2	$863.7

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
		($ in millions)
Investor Communication Solutions	$10.6	$2.6	$19.0	$9.0
Securities Processing Solutions	20.2	19.3	48.0	40.2
Other	(22.7)	(7.2)	(35.6)	(15.2)
Foreign currency exchange	2.5	1.8	5.4	3.4

Total	$10.6	$16.5	$36.8	$37.4

* * * * * * *

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements (the “Financial Statements”) and accompanying Notes thereto included elsewhere herein.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. In particular, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:

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

Overview

Broadridge is a leading global provider of technology solutions to the financial services industry. Our systems and services include investor communication solutions and securities processing and operations outsourcing solutions. In short, we provide the infrastructure that helps the financial services industry operate. With more than 40 years of experience, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities.

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

In June 2010, the Company acquired City Networks Ltd, a leading software and services provider of reconciliation, multi-asset process automation and operational risk management solutions to the global financial services industry.

In September 2011, the Company acquired Paladyne Systems, Inc. (“Paladyne”), a provider of buy-side technology solutions for the global investment management industry.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These Condensed Consolidated Financial Statements present the condensed consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. All material intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended June 30, 2011 in the 2011 Annual Report filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2011.

As a result of Broadridge’s sale of substantially all of the contracts of the securities clearing clients of Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) to Penson Financial Services, Inc. (“PFSI”), a wholly owned subsidiary of Penson Worldwide, Inc. (“PWI,” referred to herein together with PFSI as “Penson”), the securities clearing business is reflected in discontinued operations and the operations outsourcing solutions business retained by Broadridge is now reported as part of the Securities Processing Solutions business segment. This change is reflected in all prior periods presented in this Quarterly Report on Form 10-Q.

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

Results of Continuing Operations

The following discussions of Analysis of Condensed Consolidated Statements of Earnings from Continuing Operations and Analysis of Reportable Segments refer to the three and six months ended December 31, 2011 compared to the three and six months ended December 31, 2010. The following discussions of the Company’s results of continuing operations exclude the results related to the securities clearing business. This business is segregated from continuing operations and included in discontinued operations for last year. The Analysis of Condensed Consolidated Statements of Earnings from Continuing Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Condensed Consolidated Statements of Earnings from Continuing Operations.

References to “acquisitions” in the following Analysis of Condensed Consolidated Statements of Earnings from Continuing Operations and Analysis of Reportable Segments discussions refer to the Company’s acquisitions of Matrix, NewRiver, and Forefield in the Investor Communication Solutions segment and Paladyne in our Securities Processing Solutions segment.

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

References to the “Penson OTTI charge” in the following Analysis of Condensed Consolidated Statements of Earnings from Continuing Operations and Analysis of Reportable Segments discussions refer to the charge that resulted after the Company reviewed its investment in the PWI common stock for impairment. Based on the Company’s review, factoring in the level of decline in the fair value, management determined that the market value of the PWI common stock may not equal or exceed the cost basis of our investment within a reasonable period of time. After consideration of the severity and duration of this decline in fair value as well as the reasons for the decline in value, the Company believes that the impairment is “other-than-temporary” at December 31, 2011 and has recorded $9.7 million in Other expenses, net on the Condensed Consolidated Statements of Earnings at December 31, 2011, and established a new cost basis for this investment.

The Company also reviewed the Deferred client conversion and start-up costs and Note receivable with PWI for impairment. PWI is current on all of its obligations to the Company and there is no indication that PWI’s longer-term financial condition and outlook have changed in a way that would impact the recoverability of these assets; therefore, the Company does not consider them to be impaired as of December 31, 2011. The Company continues to monitor these items for impairment. Should conditions change, the Company may determine to take impairment charges on the Deferred client conversion and start-up costs and/or the Note receivable in part or in their entirety.

Analysis of Condensed Consolidated Statements of Earnings

Three Months Ended December 31, 2011 versus Three Months Ended December 31, 2010

The table below presents Condensed Consolidated Statements of Earnings data for the three months ended December 31, 2011 and 2010, and the dollar and percentage changes between periods:

	Three Months Ended December 31,
			Change
	2011	2010	$	%
	($ in millions)
Revenues	$479.8	$442.3	$37.5	8

Cost of revenues	382.6	356.6	26.0	7
Selling, general and administrative expenses	73.5	66.9	6.6	10
Other expenses, net	13.1	2.3	10.8	NM	*

Total expenses	469.2	425.8	43.4	10

Earnings from continuing operations before income taxes	10.6	16.5	(5.9)	(36)
Margin	2.2%	3.7%		(1.5	) pts

Provision for income taxes	3.8	5.9	(2.1)	(36)
Effective tax rate	35.8%	35.8%		—

Net earnings from continuing operations	$6.8	$10.6	$(3.8)	(36)

Basic Earnings per share from continuing operations	$0.05	$0.08	$(0.03)	(38)
Diluted Earnings per share from continuing operations	$0.05	$0.08	$(0.03)	(38)

*	Not Meaningful

Six Months Ended December 31, 2011 versus Six Months Ended December 31, 2010

The table below presents Condensed Consolidated Statements of Earnings data for the six months ended December 31, 2011 and 2010, and the dollar and percentage changes between periods:

	Six Months Ended December 31,
			Change
	2011	2010	$	%
	($ in millions)
Revenues	$956.2	$863.7	$92.5	11

Cost of revenues	765.4	693.2	72.2	10
Selling, general and administrative expenses	138.2	128.4	9.8	8
Other expenses, net	15.8	4.7	11.1	NM	*

Total expenses	919.4	826.3	93.1	11

Earnings from continuing operations before income taxes	36.8	37.4	(0.6)	(2)
Margin	3.8%	4.3%		(0.5	) pts

Provision for income taxes	13.3	13.5	(0.2)	(1)
Effective tax rate	36.1%	36.1%		—

Net earnings from continuing operations	$23.5	$23.9	$(0.4)	(2)

Basic Earnings per share from continuing operations	$0.19	$0.19	$—	—
Diluted Earnings per share from continuing operations	$0.19	$0.18	$0.01	6

*	Not Meaningful

Three Months Ended December 31, 2011 versus Three Months Ended December 31, 2010

Revenues. Revenues for the three months ended December 31, 2011 were $479.8 million, an increase of $37.5 million, or 8%, compared to $442.3 million for the three months ended December 31, 2010. The $37.5 million increase was driven by higher recurring fee revenues of $38.6 million and higher distribution revenues of $2.9 million, partially offset by lower event-driven fee revenues, which declined from $31.7 million to $27.7 million, or $4.0 million, mainly due to lower mutual fund proxy activity. The positive contribution from recurring fee revenues reflected higher closed sales less client losses (referred to as “Net New Business” herein), revenues from internal growth, and gains from acquisitions and the Penson outsourcing services agreement. Fluctuations in foreign currency exchange rates were essentially unchanged. Revenues from acquisitions and the Penson outsourcing services agreement contributed $23.5 million.

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

Closed sales for the three months ended December 31, 2011 were $46.7 million, a decrease of $1.6 million, or 3%, compared to $48.3 million for the three months ended December 31, 2010. Recurring revenue closed sales for the three months ended December 31, 2011 were $42.7 million, an increase of $8.0 million, or 23%, compared to $34.7 million for the three months ended December 31, 2010. Event-driven revenue closed sales for the three months ended December 31, 2011 were $4.0 million, a decrease of $9.6 million, or 71%, compared to $13.6 million for the three months ended December 31, 2010, mainly due to lower fulfillment sales and, to a lesser extent, the decline in mutual fund proxy sales.

Six Months Ended December 31, 2011 versus Six Months Ended December 31, 2010

Revenues. Revenues for the six months ended December 31, 2011 were $956.2 million, an increase of $92.5 million, or 11%, compared to $863.7 million for the six months ended December 31, 2010. The $92.5 million increase was driven by higher recurring fee revenues of $84.3 million and higher distribution revenues of $12.7 million, partially offset by lower event-driven fee revenues, which declined from $59.6 million to $55.1 million, or $4.5 million, mainly due to lower mutual fund proxy activity. The positive contribution from recurring fee revenues reflected higher Net New Business, revenues from internal growth, and gains from acquisitions, and the Penson outsourcing services agreement. Fluctuations in foreign currency exchange rates were favorably impacted by $4.6 million. Revenues from acquisitions and the Penson outsourcing services agreement contributed $44.9 million.

Closed sales for the six months ended December 31, 2011 were $77.6 million, an increase of $5.7 million, or 8%, compared to $71.9 million for the six months ended December 31, 2010. Recurring revenue closed sales for the six months ended December 31, 2011 were $62.5 million, an increase of $10.5 million, or 20%, compared to $52.0 million for the six months ended December 31, 2010. Event-driven revenue closed sales for the six months ended December 31, 2011 were $15.1 million, a decrease of $4.8 million, or 24%, compared to $19.9 million for the six months ended December 31, 2010, primarily due to lower fulfillment sales and, to a lesser extent, mutual fund proxy sales.

Three Months Ended December 31, 2011 versus Three Months Ended December 31, 2010

Total Expenses. Total expenses for the three months ended December 31, 2011 were $469.2 million, an increase of $43.4 million, or 10%, compared to $425.8 million for the three months ended December 31, 2010. The increase reflects higher Cost of revenues of $26.0 million, or 7%, higher Selling, general and administrative expenses of $6.6 million, or 10%, and higher Other expenses, net of $10.8 million. The increase in Total expenses relates mainly to costs related to acquisitions and the Penson outsourcing services agreement of $20.1 million, the Penson OTTI charge of $9.7 million, higher cost of distribution revenues of $3.9 million, IBM Migration costs of $3.7 million, higher selling expenses, and other variable costs of $7.1 million, partially offset by one-time costs incurred during the second fiscal quarter ended December 31, 2010. Fluctuations in foreign currency exchange rates decreased Total expenses by $0.6 million.

Cost of revenues for the three months ended December 31, 2011 were $382.6 million, an increase of $26.0 million, or 7%, compared to $356.6 million for the three months ended December 31, 2010. The increase reflects costs of $15.9 million related to acquisitions and the Penson outsourcing services agreement, higher cost of distribution revenues, IBM Migration costs of $3.7 million, other variable costs of $7.1 million, partially offset by one-time costs incurred during the second fiscal quarter ended December 31, 2010. Distribution cost of revenues for the three months ended December 31, 2011 were $129.8 million, an increase of $3.9 million, or 3%, compared to $125.9 million for the three months ended December 31, 2010. Fluctuations in foreign currency exchange rates decreased Cost of revenues by $0.6 million. Distribution cost of revenues consists primarily of postage related expenses.

Selling, general and administrative expenses for the three months ended December 31, 2011 were $73.5 million, an increase of $6.6 million, or 10%, compared to $66.9 million for the three months ended December 31, 2010. The 10% increase was mainly due to increased costs related to acquisitions and higher selling expenses. Fluctuations in foreign currency exchange rates decreased Selling, general and administrative expenses by $0.2 million.

Other expenses, net for the three months ended December 31, 2011 were $13.1 million, an increase of $10.8 million, compared to $2.3 million for the three months ended December 31, 2010. The increase is driven by the Penson OTTI charge of $9.7 million and higher interest expense on our Long-term borrowings of $1.6 million resulting from the refinancing of our credit facility. Fluctuations in foreign currency exchange rates slightly increased Other expenses, net by $0.2 million.

Six Months Ended December 31, 2011 versus Six Months Ended December 31, 2010

Total Expenses. Total expenses for the six months ended December 31, 2011 were $919.4 million, an increase of $93.1 million, or 11%, compared to $826.3 million for the six months ended December 31, 2010. The increase reflects higher Cost of revenues of $72.2 million, or 10%, higher Selling, general and administrative expenses of $9.8 million, or 8%, and higher Other expenses, net of $11.1 million. The increase in Total expenses relates mainly to costs related to acquisitions and the Penson outsourcing services agreement of $35.5 million, the Penson OTTI charge of $9.7 million, higher cost of distribution revenues of $17.1 million, IBM Migration costs of $6.9 million, higher selling expenses $3.3 million on higher closed sales, and other variable costs of $17.0 million. Fluctuations in foreign currency exchange rates increased Total expenses by $2.7 million.

Cost of revenues for the six months ended December 31, 2011 were $765.4 million, an increase of $72.2 million, or 10%, compared to $693.2 million for the six months ended December 31, 2010. The increase reflects costs of $28.1 million related to acquisitions and the Penson outsourcing services agreement, higher cost of distribution revenues related to higher distribution revenues, IBM Migration costs of $6.9 million, and other variable costs of $17.0 million. Distribution cost of revenues for the six months ended December 31, 2011 were $259.9 million, an increase of $17.1 million, or 7%, compared to $242.8 million for the six months ended December 31, 2010. Fluctuations in foreign currency exchange rates increased Cost of revenues by $2.3 million. Distribution cost of revenues consists primarily of postage related expenses.

Selling, general and administrative expenses for the six months ended December 31, 2011 were $138.2 million, an increase of $9.8 million, or 8%, compared to $128.4 million for the six months ended December 31, 2010. The 8% increase was mainly due to increased costs related to acquisitions and higher selling expenses on higher closed sales. Fluctuations in foreign currency exchange rates increased Selling, general and administrative expenses by $0.3 million.

Other expenses, net for the six months ended December 31, 2011 were $15.8 million, an increase of $11.1 million, compared to $4.7 million for the six months ended December 31, 2010. The increase is driven by the Penson OTTI charge of $9.7 million and higher interest expense on our Long-term borrowings of $1.7 million resulting from the refinancing of our credit facility. Fluctuations in foreign currency exchange rates slightly increased Other expenses, net by $0.1 million.

Earnings from Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes for the three months ended December 31, 2011 were $10.6 million, a decrease of $5.9 million, or 36%, compared to $16.5 million for the three months ended December 31, 2010. The decrease is mainly due to higher Total expenses which more than offset the increase in Revenues. Overall margin decreased from 3.7% to 2.2% for the three months ended December 31, 2010 compared to the three months ended December 31, 2011, driven mainly by the impact of the IBM Migration costs and the Penson OTTI charge.

Earnings from continuing operations before income taxes for the six months ended December 31, 2011 were $36.8 million, a decrease of $0.6 million, or 2%, compared to $37.4 million for the six months ended December 31, 2010. The decrease is mainly due to slightly higher Total expenses which more than offset the increase in Revenues. Overall margin decreased from 4.3% to 3.8% for the six months ended December 31, 2010 compared to the six months ended December 31, 2011, driven mainly by the impact of the IBM Migration costs and the Penson OTTI charge.

Provision for Income Taxes. Our Provision for income taxes and effective tax rates for the three months and six months ended December 31, 2011 were $3.8 million and 35.8%, and $13.3 million and 36.1%, compared to $5.9 million and 35.8% and $13.5 million and 36.1%, for the three months and six months ended December 31, 2010, respectively.

Net Earnings from Continuing Operations and Basic and Diluted Earnings per Share from Continuing Operations. Net earnings from continuing operations for the three months ended December 31, 2011 were $6.8 million, a decrease of $3.8 million, or 36%, compared to $10.6 million for the three months ended December 31, 2010. The decrease in Net earnings from continuing operations reflects lower Earnings from continuing operations, as discussed above including the impact of the IBM Migration costs and the Penson OTTI charge.

Net earnings from continuing operations for the six months ended December 31, 2011 were $23.5 million, a decrease of $0.4 million, or 2%, compared to $23.9 million for the six months ended December 31, 2010. The decrease in Net earnings from continuing operations reflects lower Earnings from continuing operations, as discussed above, including the impact of the IBM Migration costs and the Penson OTTI charge.

Basic and diluted earnings per share from continuing operations for the three months ended December 31, 2011 were $0.05, a decrease of $0.03, or 38%, compared to $0.08 for the three months ended December 31, 2010, respectively. The IBM Migration costs and the Penson OTTI charge decreased basic and diluted earnings per share by $0.02 and $0.05, respectively.

Basic earnings per share from continuing operations for the six months ended December 31, 2011 and December 31, 2010 were $0.19 and $0.19, respectively. Diluted earnings per share from continuing operations for the six months ended December 31, 2011 were $0.19, an increase of $0.01, or 6%, compared to $0.18 for the six months ended December 31, 2010. The IBM Migration costs and the Penson OTTI charge decreased basic and diluted earnings per share by $0.03 and $0.05, respectively.

Analysis of Reportable Segments

The Company classifies its operations into the following two reportable segments: Investor Communication Solutions and Securities Processing Solutions.

The primary components of “Other” are the elimination of intersegment revenues and profits and certain unallocated expenses. Foreign currency exchange is a reconciling item between the actual foreign currency exchange rates and the fiscal year 2012 budgeted foreign currency exchange rates reflected in the segments.

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

Revenues

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2011	2010	$	%	2011	2010	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$316.8	$294.1	$22.7	8	$629.8	$573.6	$56.2	10
Securities Processing Solutions	161.1	146.1	15.0	10	319.5	287.8	31.7	11
Other	0.1	0.1	—	—	0.1	0.1	—	—
Foreign currency exchange	1.8	2.0	(0.2)	(10)	6.8	2.2	4.6	NM	*

Total	$479.8	$442.3	$37.5	8	$956.2	$863.7	$92.5	11

*	Not Meaningful

Earnings (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended December 31,					Six Months Ended December 31,
			Change					Change
	2011	2010	$	%		2011	2010	$	%
	($ in millions)					($ in millions)
Investor Communication Solutions	$10.6	$2.6	$8.0	NM	*	$19.0	$9.0	$10.0	NM	*
Securities Processing Solutions	20.2	19.3	0.9	5		48.0	40.2	7.8	19
Other	(22.7)	(7.2)	(15.5)	NM	*	(35.6)	(15.2)	(20.4)	NM	*
Foreign currency exchange	2.5	1.8	0.7	39		5.4	3.4	2.0	59

Total	$10.6	$16.5	$(5.9)	(36)		$36.8	$37.4	$(0.6)	(2)

*	Not Meaningful

Investor Communication Solutions

Investor Communication Solutions segment’s Revenues for the three months ended December 31, 2011 were $316.8 million, an increase of $22.7 million, or 8%, compared to $294.1 million for the three months ended December 31, 2010. Higher recurring fee revenues contributed $23.8 million and higher distribution revenues contributed $2.9 million, partially offset by lower event-driven fee revenues, which declined from $31.7 million to $27.7 million, or $4.0 million. The positive contribution from recurring fee revenues were driven primarily by Net New Business, internal growth, and acquisitions. The decrease in event-driven fee revenues was primarily due to lower mutual fund proxy activity. Distribution revenues for the three months ended December 31, 2011 were $142.8 million, an increase of $2.9 million, or 2%, compared to $139.9 million for the three months ended December 31, 2010. On a full-year basis we believe position growth and processed pieces are key indicators of internal growth, which we evaluate each fiscal quarter. Position growth was negative 1% for annual equity proxy and positive 8% for mutual fund interim communications, resulting in a net increase in pieces processed for the fiscal quarter. Positive net results from position growth and processed pieces in the first and second fiscal quarters are not necessarily an appropriate gauge for the full year due to the seasonality of our business.

Investor Communication Solutions segment’s Revenues for the six months ended December 31, 2011 were $629.8 million, an increase of $56.2 million, or 10%, compared to $573.6 million for the six months ended December 31, 2010. Higher recurring fee revenues contributed $48.0 million and higher distribution revenues contributed $12.7 million, partially offset by lower event-driven fee revenues, which declined from $59.6 million to $55.1 million, or $4.5 million. The positive contribution from recurring fee revenues were driven primarily by Net New Business, internal growth, and acquisitions. The decrease in event-driven fee revenues was primarily due to lower mutual fund proxy activity. Distribution revenues for the six months ended December 31, 2011 were $285.0 million, an increase of $12.7 million, or 5%, compared to $272.3 million for the six months ended December 31, 2010. On a full-year basis we believe position growth and processed pieces are key indicators of internal growth, which we evaluate each fiscal quarter. Position growth was unchanged for annual equity proxy and positive 9% for mutual fund interim communications, resulting in a net increase in pieces processed for the first half of the fiscal year. Positive results from position growth and processed pieces in the first and second fiscal quarters are not necessarily an appropriate gauge for the full year due to the seasonality of our business.

Earnings from Continuing Operations before Income Taxes. Earnings from Continuing Operations before income taxes for the three months ended December 31, 2011 were $10.6 million, an increase of $8.0 million, compared to $2.6 million for the three months ended December 31, 2010, primarily due to higher recurring revenues. Margin increased by 2.4 percentage points to 3.3% mainly as a result of higher recurring revenues and cost containment efforts.

Earnings from Continuing Operations before income taxes for the six months ended December 31, 2011 were $19.0 million, an increase of $10.0 million, compared to $9.0 million for the six months ended December 31, 2010, primarily due to higher recurring revenues. Margin increased by 1.4 percentage points to 3.0% mainly as a result of higher recurring revenues and cost containment efforts.

Securities Processing Solutions

Revenues. Securities Processing Solutions segment’s Revenues for the three months ended December 31, 2011 were $161.1 million, an increase of $15.0 million, or 10%, compared to $146.1 million for the three months ended December 31, 2010. The increase was driven by positive contributions from Net New Business, the Paladyne acquisition, and the Penson outsourcing services agreement.

Securities Processing Solutions segment’s Revenues for the six months ended December 31, 2011 were $319.5 million, an increase of $31.7 million, or 11%, compared to $287.8 million for the six months ended December 31, 2010. The increase was driven by positive contributions from Net New Business, internal growth, the Paladyne acquisition, and the Penson outsourcing services agreement. The increase in internal growth was driven by higher trade volumes in the equity and fixed income processing businesses in the first fiscal quarter.

Earnings from Continuing Operations before Income Taxes. Earnings from Continuing Operations before income taxes for the three months ended December 31, 2011 were $20.2 million, an increase of $0.9 million, or 5%, compared to $19.3 million for the three months ended December 31, 2010. Margin decreased by 0.7 percentage point to 12.5% for the three months ended December 31, 2011 primarily due to the Paladyne acquisition.

Earnings from Continuing Operations before income taxes for the six months ended December 31, 2011 were $48.0 million, an increase of $7.8 million, or 19%, compared to $40.2 million for the six months ended December 31, 2010. Margin increased by 1.0 percentage point to 15.0% for the six months ended December 31, 2011 as a result of higher first fiscal quarter trade volumes, partially offset by the effect of the Paladyne acquisition.

Other

Revenues. There were no significant reportable Revenues in our Other segment for the periods presented.

Loss from Continuing Operations before Income Taxes. Loss from Continuing Operations before income taxes was $22.7 million for the three months ended December 31, 2011, an increase of $15.5 million, compared to a $7.2 million loss from continuing operations before income taxes for the three months ended December 31, 2010. The increased loss was mainly due to the Penson OTTI charge of $9.7 million, IBM Migration costs of $3.7 million, and higher interest expense on our Long-term borrowings of $1.6 million resulting from the refinancing of our credit facility.

Loss from Continuing Operations before income taxes was $35.6 million for the six months ended December 31, 2011, an increase of $20.4 million, compared to a $15.2 million loss from continuing operations before income taxes for the six months ended December 31, 2010. The increased loss was mainly due to the Penson OTTI charge of $9.7 million, IBM Migration costs of $6.9 million, higher interest expense on our Long-term borrowings of $1.7 million resulting from the refinancing of our credit facility, and costs related to other strategic initiatives.

Adjusted Net Earnings from Continuing Operations

We define Adjusted net earnings from continuing operations as Net earnings from continuing operations, net of taxes excluding restructuring, impairment charges and IBM Migration costs. Adjusted net earnings from continuing operations is not a measure defined in accordance with GAAP and should not be construed as an alternative to net income (loss), as determined in accordance with GAAP.

We use Adjusted net earnings from continuing operations as a financial measure for a number of reasons, including:

•	in communications with our board of directors concerning our consolidated financial performance;

•	we believe it is an enterprise level performance measure commonly reported and widely used by analysts and investors; and

•	for planning purposes, including the preparation of our annual operating budget.

We are reporting our Adjusted net earnings from continuing operations to exclude the impact of these extraordinary items from our GAAP results because these items are significant and we believe this information helps our investors understand the effect of these non-recurring items on our reported results and therefore, will provide a better representation of our actual performance. Our presentation of Adjusted net earnings from continuing operations should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted net earnings from continuing operations (Non-GAAP) to the comparable GAAP measure.

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
		($ in millions)
Adjusted net earnings from continuing operations (Non-GAAP)	$15.4	$10.6	$34.1	$23.9
Adjustments:
IBM Migration costs	(3.7)	—	(6.9)	—
Penson OTTI charge	(9.7)	—	(9.7)	—
Tax impact of adjustments	4.8	—	6.0	—

Net earnings from continuing operations (GAAP)	$6.8	$10.6	$23.5	$23.9

Financial Condition, Liquidity and Capital Resources

At December 31, 2011, Cash and cash equivalents were $238.2 million and Total stockholders’ equity was $783.8 million. At December 31, 2011, net working capital was $334.1 million, compared to $(31.3) million at June 30, 2011.

As of December 31, 2011, $63.8 million of the $238.2 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

At December 31, 2011, the Company had $594.3 million outstanding Long-term debt, consisting of $470.0 million outstanding on the five-year term loan facility and unsecured senior notes of $124.3 million principal amount. The senior notes are unsecured obligations of Broadridge and rank equally in right of payment with other unsecured and unsubordinated obligations of Broadridge. Interest is payable semi-annually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%.

On September 22, 2011, the Company entered into a $990.0 million senior unsecured credit facility, consisting of a $490.0 million five-year term loan facility and a $500.0 million five-year revolving credit facility. The Company incurred $3.0 million in debt issuance costs to establish these credit facilities. $0.1 million of these costs were expensed as incurred and $2.9 million of these costs have been capitalized in Other non-current assets in the Condensed Consolidated Balance Sheets and are amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the terms of these facilities.

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

The Company repaid $20.0 million of the $490.0 million borrowing under the five-year term loan during the three months ended December 31, 2011.

Borrowings under the five-year term loan facility and five-year revolving credit facility bear interest at LIBOR plus 125 basis points. The five-year revolving credit facility also has an annual facility fee equal to 15 basis points, whether used or unused. The weighted-average interest rate on the five-year term loan facility was 1.59% and 1.35% during the three and six months ended December 31, 2011, respectively. The weighted-average interest rate on the extinguished five-year revolving credit facility was zero and 0.51% during the three and six months ended December 31, 2011, respectively.

Based upon current and anticipated levels of operation, management believes that the Company’s cash on hand and cash flows from operations, combined with borrowings available under credit facilities, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, capital expenditures and working capital needs. Please refer to the discussion of net cash flows provided by and used in financing activities in the following section for further discussion of the Company’s financing activities.

Cash Flows

Net cash flows provided by operating activities were $88.1 million for the six months ended December 31, 2011 compared to $26.9 million during the six months ended December 31, 2010. The increase is primarily due to a decrease in working capital driven by reductions in accounts receivable due to improved collections and lower payables and accruals consistent with the seasonality of our business, which were partially offset by higher deferred costs driven by our client conversions activity and the IBM Migration costs.

Net cash flows used in investing activities for the six months ended December 31, 2011 were $93.9 million, a decrease of $18.1 million, compared to $112.0 million net cash flows used in investing activities for the six months ended December 31, 2010. The decrease reflects lower spending of $23.4 million on acquisitions during the six months ended December 31, 2011, compared to the six months ended December 31, 2010, offset by higher purchases of intangible assets of $5.3 million.

Net cash flows provided by financing activities for the six months ended December 31, 2011 were $6.5 million, an increase of $156.1 million, compared to $149.6 million net cash flows used in financing activities for the six months ended December 31, 2010. The decreased use of cash in the six months ended December 31, 2011 primarily reflects a decrease in purchases of common stock of $100.1 million, coupled with $67.1 million of net proceeds from long-term borrowings after debt repayment and borrowing costs.

Liquidity Risk

Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain ratios.

Based upon current and anticipated levels of operation, management believes that the Company’s cash on hand and cash flows from operations, combined with borrowings available under credit facilities, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, capital expenditures and working capital needs. Please refer to the discussion of net cash flows provided by and used in financing activities in the preceding section for further discussion of the Company’s financing activities.

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

Income Taxes

Our effective tax rates for the three months and six months ended December 31, 2011 were 35.8% and 36.1%, compared to 35.8% and 36.1%, for the three months and six months ended December 31, 2010, respectively.

Contractual Obligations

The Company entered into a data center outsourcing services agreement with Automatic Data Processing, Inc. (“ADP”) before our spin-off from ADP in March 2007 under which ADP provides the Company with data center services consistent with the services provided to the Company immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012 and the Company is currently negotiating a short-term extension of the term. The Company expects to incur less than $10 million in costs in connection with the services to be provided during this term extension. For the three months ended December 31, 2011 and 2010, the Company recorded $27.6 million and $27.3 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services. For the six months ended December 31, 2011 and 2010, the Company recorded $56.4 million and $54.5 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services.

In March 2010, the Company and IBM entered into the IT Services Agreement, under which IBM will provide certain aspects of the Company’s information technology infrastructure that are currently provided under a data center outsourcing services agreement with ADP. Under the IT Services Agreement, IBM will provide a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The Company expects that the migration of its data center processing from ADP to IBM will be substantially completed by June 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement are $539.3 million through fiscal year 2022, the final year of the contract. For the three and six months ended December 31, 2011, the Company recorded $3.7 million and $6.9 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services. At December 31, 2011, the Company has capitalized $28.5 million of costs related to the build out of the IBM data center.

Other Commercial Agreements

The Company has a five-year revolving credit facility that expires in September 2016 that has an available capacity of $500.0 million. Our revolving credit facility had zero outstanding at December 31, 2011.

In addition, immediately prior to the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest at LIBOR plus 250 basis points. There were no outstanding borrowings under these lines of credit at December 31, 2011.

Off-balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at December 31, 2011 or at June 30, 2011. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

Recently-issued Accounting Pronouncements

Please refer to Note 2. “New Accounting Pronouncements” to our Condensed Consolidated Financial Statements under Item 1. of Part I of this Quarterly Report on Form 10-Q for a discussion on the impact of new accounting pronouncements.

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

In June 2010, we completed the sale of the contracts of substantially all of Ridge’s securities clearing clients and Ridge no longer performs securities clearing services for correspondent broker-dealers. However, Ridge remains a registered broker-dealer to perform operations outsourcing services. In January 2011, we acquired Matrix, a provider of mutual fund processing services for third party administrators, financial advisors, banks and wealth management professionals. As registered broker-dealers and members of Financial Industry Regulatory Authority (“FINRA”), Ridge and Matrix are subject to regulations concerning many aspects of their business, including trade practices, capital requirements, record retention, money laundering prevention, and the supervision of the conduct of directors, officers and employees. For Ridge, these regulations include the SEC’s customer protection rule, which protects both the customer funds and customer securities; the SEC’s hypothecation Rules 8c-1 and 15c2-1 regarding the borrowing and lending of customer securities; Regulation T, which regulates the borrowing and lending of securities by broker-dealers; and Regulation SHO, which prohibits short sales in certain instances. Matrix does not hold customer funds or securities so it is not therefore subject to the full requirements of the SEC’s customer protection rule. A failure by Ridge or Matrix to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of their business or disqualification of their directors, officers or employees. In addition, as registered broker-dealers, Ridge and Matrix are required to participate in the Securities Investor Protection Corporation (“SIPC”) for the benefit of customers. Matrix’s subsidiary, MG Trust Company, LLC (“MG Trust”), is a Colorado State non-depository trust company whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. MG Trust operates pursuant to the rules and regulations of the Colorado Division of Banking.

At December 31, 2011, the Company had $594.3 million outstanding Long-term debt, consisting of $470.0 million outstanding on the five-year term loan facility and unsecured senior notes of $124.3 million principal amount. Borrowings under the five-year term loan facility bear interest at LIBOR plus 125 basis points. The weighted-average interest rate on the five-year term loan facility was 1.59% and 1.35% during the three and six months ended December 31, 2011, respectively.

Item 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2011 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our fiscal quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan (1)
October 1, 2011 – October 31, 2011	—	—	—	—
November 1, 2011 – November 30, 2011	500,000	$21.77	500,000	6,719,489
December 1, 2011 – December 31, 2011	—	—	—	—

Total	500,000	$21.77	500,000	6,719,489

(1)	On August 11, 2010, the Board of Directors authorized a stock repurchase plan for the repurchase of up to 10 million shares of the Company’s common stock to offset share dilution created by the Company’s equity compensation plans. During the fiscal quarter ended December 31, 2011, the Company purchased 500,000 shares of common stock under this plan at an average price per share of $21.77.

At December 31, 2011, there were 6,719,489 shares remaining for repurchase under the August 11, 2010 stock repurchase plan.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Amendment No. 7 to the Information Technology Services Agreement, dated as of October 10, 2011, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (1)

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and six months ended December 31, 2011 and 2010, (ii) condensed consolidated balance sheets as of December 31, 2011 and June 30, 2011, (iii) condensed consolidated statements of cash flows for the three and six months ended December 31, 2011 and 2010, and (iv) the notes to the condensed consolidated financial statements.

(1)	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: February 7, 2012	By:	/S/ DAN SHELDON
Dan Sheldon
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)