Form 10-Q
period 2012-03-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2012-05-08
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 30, 2012 was 124,895,180.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenues	$547.0	$527.1	$1,503.2	$1,390.8

Cost of revenues	420.8	406.6	1,186.2	1,099.8
Selling, general and administrative expenses	70.6	66.9	208.8	195.3
Other expenses, net	26.8	2.5	42.6	7.2

Total expenses	518.2	476.0	1,437.6	1,302.3

Earnings from continuing operations before income taxes	28.8	51.1	65.6	88.5
Provision for income taxes	10.7	18.5	24.0	32.0

Net earnings from continuing operations	18.1	32.6	41.6	56.5
Loss from discontinued operations, net of tax benefit	(1.4)	(2.9)	(1.4)	(3.1)

Net earnings	$16.7	$29.7	$40.2	$53.4

Earnings per share:
Basic earnings per share from continuing operations	$0.15	$0.26	$0.34	$0.45
Basic loss per share from discontinued operations	(0.01)	(0.02)	(0.01)	(0.02)

Basic earnings per share	$0.14	$0.24	$0.33	$0.43

Diluted earnings per share from continuing operations	$0.14	$0.25	$0.33	$0.44
Diluted loss per share from discontinued operations	(0.01)	(0.02)	(0.01)	(0.02)

Diluted earnings per share	$0.13	$0.23	$0.32	$0.42

Weighted-average shares outstanding:
Basic	124.0	124.2	123.8	125.3
Diluted	128.4	128.2	127.4	128.8
Dividends declared per common share	$0.16	$0.15	$0.48	$0.45

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	March 31, 2012	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$218.8	$241.5
Accounts receivable, net of allowance for doubtful accounts of $2.2 and $2.0, respectively	388.5	406.6
Other current assets	142.3	103.3

Total current assets	749.6	751.4
Property, plant and equipment, net	78.5	83.1
Goodwill	790.5	735.6
Intangible assets, net	152.8	147.2
Other non-current assets	242.9	186.7

Total assets	$2,014.3	$1,904.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$107.1	$119.0
Accrued expenses and other current liabilities	194.5	230.3
Deferred revenues	136.7	33.4
Short-term borrowings	—	400.0

Total current liabilities	438.3	782.7
Long-term debt	564.3	124.3
Deferred taxes	65.2	71.3
Deferred revenues	38.2	47.3
Other non-current liabilities	107.5	81.1

Total liabilities	1,213.5	1,106.7

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 151.5 and 149.6 shares, respectively; outstanding, 124.1 and 123.7 shares, respectively	1.5	1.5
Additional paid-in capital	729.3	667.4
Retained earnings	622.7	642.2
Treasury stock: at cost, 27.4 and 25.9 shares, respectively	(564.3)	(529.9)
Accumulated other comprehensive income	11.6	16.1

Total stockholders’ equity	800.8	797.3

Total liabilities and stockholders’ equity	$2,014.3	$1,904.0

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net earnings	$40.2	$53.4
Adjustments to reconcile Net earnings to Net cash flows provided by (used in) operating activities:
Loss from discontinued operations	1.4	3.1
Depreciation and amortization	37.3	40.5
Amortization of acquired intangibles	17.7	9.3
Amortization of other assets	13.5	1.5
Deferred income taxes	(17.0)	(7.7)
Stock-based compensation expense	21.6	23.2
Excess tax benefits from the issuance of stock-based compensation awards	(1.9)	(0.5)
Loss on sale of available for sale securities	0.2	—
Impairment of available for sale securities and other noncurrent assets	32.2	—
Other	(2.9)	2.4
Changes in operating assets and liabilities:
Current assets and liabilities:
Decrease (Increase) in Accounts receivable, net	22.0	(27.8)
Increase in Other current assets	(24.8)	(30.5)
Decrease in Accounts payable	(8.0)	(0.6)
Decrease in Accrued expenses and other current liabilities	(42.3)	(61.9)
Increase in Deferred revenues	80.5	52.8
Non-current assets and liabilities:
Increase in Other non-current assets	(81.4)	(31.0)
Increase in Other non-current liabilities	15.6	12.7

Net cash flows provided by operating activities of continuing operations	103.9	38.9

Cash Flows From Investing Activities
Capital expenditures	(22.8)	(20.6)
Purchases of intangibles	(9.6)	(9.4)
Proceeds from sale of available for sale securities	2.1	—
Acquisitions, net of cash acquired	(72.4)	(293.3)

Net cash flows used in investing activities of continuing operations	(102.7)	(323.3)

Cash Flows From Financing Activities
Proceeds from Short-term borrowings	—	240.0
Proceeds from issuance of Long-term debt	490.0	—
Payments on Short-term borrowings	(400.0)	—
Payments on Long-term debt	(50.0)	—
Dividends paid	(58.2)	(56.4)
Proceeds from exercise of stock options	37.1	26.5
Purchases of Treasury stock	(35.8)	(202.8)
Other financing transactions	(2.6)	1.0
Excess tax benefits from the issuance of stock-based compensation awards	1.9	0.5
Cost related to issuance of Long-term debt	(2.9)	—

Net cash flows (used in) provided by financing activities of continuing operations	(20.5)	8.8

Cash flows from discontinued operations:
Cash flows (used in) provided by operating activities	(1.3)	15.1
Cash flows used in financing activities	—	(7.2)

Net cash (used in) provided by discontinued operations	(1.3)	7.9

Effect of exchange rate changes on Cash and cash equivalents	(2.1)	6.4

Net change in Cash and cash equivalents	(22.7)	(261.3)
Cash and cash equivalents, beginning of period	241.5	412.6
Cash and cash equivalents of discontinued operations, beginning of period	—	—

Cash and cash equivalents, end of period	218.8	151.3
Less Cash and cash equivalents from discontinued operations, end of period	—	—

Cash and cash equivalents of continuing operations, end of period	$218.8	$151.3

Supplemental disclosure of cash flow information:
Cash payments made for interest	$8.3	$5.2
Cash payments made for income taxes	$61.8	$31.4

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

B. Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). These financial statements present the condensed consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. All material intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “2011 Annual Report”) filed on August 12, 2011 with the Securities and Exchange Commission (the “SEC”). These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with U.S. GAAP of the Company’s financial position at March 31, 2012 and June 30, 2011, the results of its operations for the three and nine months ended March 31, 2012 and 2011 and its cash flows for the nine months ended March 31, 2012 and 2011.

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

On the Condensed Consolidated Statements of Cash Flows, the Company has separately disclosed Amortization of acquired intangibles which was previously included in Amortization of other assets for the nine months ended March 31, 2011.

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

E. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, in accordance with Accounting Standards Codification Topic (“ASC”) No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after March 31, 2012, through the date of issuance of the Condensed Consolidated Financial Statements. During this period, the Company did not have any material subsequent events.

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

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This standard requires an entity to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. ASU No. 2010-29 is effective prospectively for business combinations that occur on or after the beginning of the first annual reporting period beginning after December 15, 2010. ASU No. 2010-29 became effective for the Company in the first quarter of fiscal year 2012 and did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force,” an amendment of ASC No. 605-25, “Revenue Recognition” (formerly EITF Issue No. 08-01, “Revenue Arrangements with Multiple Deliverables”). This standard provides principles for allocation of consideration among its multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The ASU introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. It is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. ASU No. 2009-13 became effective for the Company in the first fiscal quarter of fiscal year 2011 and did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented.

Diluted EPS reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and shares of restricted stock units have vested.

The computation of diluted EPS did not include 1.6 million and 1.4 million options to purchase Broadridge common stock for the three months ended March 31, 2012 and 2011, respectively, and 2.7 million and 2.9 million options to purchase Broadridge common stock for the nine months ended March 31, 2012 and 2011, respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Weighted-average shares outstanding:
Basic	124.0	124.2	123.8	125.3
Common stock equivalents	4.4	4.0	3.6	3.5

Diluted	128.4	128.2	127.4	128.8

NOTE 4. OTHER EXPENSES, NET

Other expenses, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
		($ in millions)
Interest expense on borrowings	$3.6	$2.5	$9.9	$7.3
Interest income	(0.6)	(0.6)	(1.6)	(1.5)
Foreign currency exchange loss	0.8	0.4	0.8	0.9
Other, net	23.0	0.2	33.5	0.5

Other expenses, net	$26.8	$2.5	$42.6	$7.2

Other, net for the three and nine months ended March 31, 2012, includes an impairment of marketable securities relating to the Company’s investment in the common stock of Penson Worldwide, Inc. (“PWI”) provided to the Company as part of the purchase price for the sale of substantially all of its securities clearing contracts in June 2010. Based on an analysis of the other-than-temporary impairment factors, the Company has recorded a pre-tax impairment charge during the three and nine months ended March 31, 2012 of $1.1 million and $10.8 million, respectively (see Note 8, “Other Non-current Assets”). Other, net also includes an impairment charge of $21.4 million for the three and nine months ended March 31, 2012, respectively, related to the impairment of a five-year subordinated note from PWI in the principal amount of $20.6 million provided to the Company as part of the purchase price for the sale of substantially all of its securities clearing contracts in June 2010, as the Company has agreed to cancel this note receivable in exchange for additional shares of PWI’s common stock in connection with the restructuring of PWI’s outstanding indebtedness, the value of which are immaterial to the condensed consolidated financial statements (see Note 8, “Other Non-current Assets”). These impairment charges are included in the Other segment (see Note 15, “Interim Financial Data by Segment”).

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

During the three months ended March 31, 2012, there were no significant acquisitions. During the nine months ended March 31, 2012, the Company acquired one business in the Securities Processing Solutions segment:

Paladyne Systems, Inc.

In September 2011, the Company acquired Paladyne Systems, Inc., a provider of buy-side technology solutions for the global investment management industry. The purchase price was $72.4 million, net of cash acquired of $8.3 million. Net liabilities assumed were $15.4 million. This acquisition resulted in $64.0 million of goodwill. Intangible assets acquired, which totaled $23.8 million, consist primarily of acquired software technology and customer relationships, which are being amortized over a seven-year life and ten-year life, respectively. This acquisition was not material to the Company’s consolidated operations, financial position, or cash flows.

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1	Inputs that are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly. These instruments include money market funds.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

The following table sets forth the Company’s financial assets and liabilities at March 31, 2012 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets
Cash and cash equivalents:
Money market funds	$96.5	$—	$—	$96.5
Other current assets:
Available-for-sale equity securities	—	—	—	—
Other non-current assets:
Available-for-sale equity securities	8.9	—	—	8.9

Total	$105.4	$—	$—	$105.4

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

NOTE 7. DISCONTINUED OPERATIONS

In November 2009, the Company and its wholly owned subsidiary Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with PWI and Penson Financial Services, Inc., a wholly owned subsidiary of PWI (“PFSI,” referred to together with PWI as “Penson”), to sell substantially all contracts of the securities clearing clients of Ridge to PFSI.

On June 25, 2010, the Company completed the sale of the contracts of substantially all of the securities clearing clients of Ridge to PFSI for an aggregate purchase price of $35.2 million. The purchase price paid to Broadridge consisted of (i) a five-year subordinated note from PWI (the “Seller Note”) in the principal amount of $20.6 million bearing interest at an annual rate equal to the London Inter-Bank Offer Rate (“LIBOR”) plus 550 basis points, and (ii) 2,455,627 shares of PWI’s common stock (representing 9.5% of PWI’s outstanding common stock as of May 31, 2010), at the June 25, 2010 closing price of PWI’s common stock of $5.95 per share (the “Seller Shares”). The Company has discontinued its securities clearing services business but will continue to provide operations outsourcing solutions aligned with the Securities Processing Solutions business.

Concurrent with entering into the Asset Purchase Agreement, the Company entered into a master services agreement with PWI (the “Outsourcing Services Agreement”) for an eleven-year term expiring in December 2022. Under the Outsourcing Services Agreement, Ridge provides securities processing and back-office support services to PFSI, including services for the clients acquired from Ridge and PWI’s existing clients. As of January 2012, the Company completed the conversion of PWI’s U.S. and Canadian businesses and projected annual revenues under the original terms of the Outsourcing Services Agreement are approximately $50 million. On October 11, 2011, Broadridge entered into an amendment agreement with PWI (the “Amendment Agreement”) to expand the scope of outsourcing support services that Ridge provides to PWI under the Outsourcing Services Agreement. The expanded services are expected to result in additional annual revenues to Broadridge of $8.0 million over the remaining term of the Outsourcing Services Agreement. The Company expects to commence providing the expanded services to PWI at various dates, and expects these services to be completely transitioned by July 1, 2013. Under the Amendment Agreement, in October 2011, Broadridge provided PWI with $7.0 million in consideration of the additional services and other amendments contemplated by the Amendment Agreement, and to defray the costs of PWI associated with the conversion to the Broadridge platform. To the extent that the expanded services provide less than $8.0 million of annualized fees to Broadridge by July 1, 2013, PWI will be obligated to pay Broadridge an amount equal to the shortfall of such fees below $7.0 million by August 1, 2013. In addition, on October 11, 2011, PWI and Broadridge entered into an Amended and Restated Seller Note which converted the quarterly interest payment terms under the original Seller Note to the payment of interest on the maturity date of the Seller Note effective July 1, 2011.

On March 13, 2012, Broadridge and Ridge entered into a restructuring support agreement (the “Restructuring Support Agreement”) with Penson and certain holders of Penson’s outstanding indebtedness, which provides for proposed transactions related to the restructuring of Penson’s outstanding indebtedness (the “Restructuring”), including the Seller Note held by Broadridge. The consummation of the Restructuring is subject to the approval and acceptance of Penson’s debt holders, among other parties, and other conditions.

The Restructuring Support Agreement provides that Penson will offer to exchange the Seller Note for newly issued shares of Penson common stock which will represent, together with Broadridge’s existing holdings in the Seller Shares, 9.9% of the outstanding common stock of Penson upon consummation of the Restructuring Support Agreement. See Note 8, “Other Non-current Assets,” for a discussion on the Seller Shares and the Seller Note. The value of these additional shares is immaterial to the condensed consolidated financial statements.

In addition, in connection with the Restructuring, Broadridge and Penson have agreed to enter into an amendment to the Outsourcing Services Agreement, which otherwise remains in place, to clarify or modify, as applicable, certain terms of the Outsourcing Services Agreement. The terms of this amendment are subject to the consummation of the Restructuring and the execution of a definitive amendment to the Outsourcing Services Agreement, and the reasonable acceptance of the terms of such amendment by the holders of a majority in principal amount of Penson’s outstanding indebtedness.

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

The following summarized financial information related to the securities clearing business has been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
		($ in millions)
Revenues	$—	$0.3	$—	$1.3

Loss from discontinued operations, before tax benefit	—	—	—	(0.3)
Income tax benefit	—	—	—	0.1

Net loss from discontinued operations, before impairment of assets	—	—	—	(0.2)
Net loss on impairment of assets of discontinued operations net of tax benefit in the three and nine months ended March 31, 2012 of $1.0 and $1.0, respectively, and the three and nine months ended March 31, 2011 of $1.8 and $1.8, respectively	(1.4)	(2.9)	(1.4)	(2.9)

Loss from discontinued operations, net of tax benefit	$(1.4)	$(2.9)	$(1.4)	$(3.1)

Regulatory Requirements

As a registered broker-dealer and member of the New York Stock Exchange (“NYSE”) and the Financial Industry Regulatory Authority (“FINRA”), Ridge is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”). Ridge computes its net capital under the alternative method permitted by Rule 15c3-1, which requires Ridge to maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions. The NYSE and FINRA may require a member firm to reduce its business if its net capital is less than 4% of aggregate debit items, or may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit items. At March 31, 2012, Ridge had net capital of $4.7 million, and exceeded the minimum requirements by $4.4 million.

NOTE 8. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	March 31, 2012	June 30, 2011
	($ in millions)
Deferred client conversion and start-up costs	$158.1	$125.8
Capitalized data center migration costs	43.8	5.7
Note receivable	—	20.6
Long-term investments	12.9	18.1
Long-term broker fees	11.9	13.6
Other	16.2	2.9

Total	$242.9	$186.7

Deferred Client Conversion and Start-up Costs

Included in Deferred client conversion and start-up costs at March 31, 2012 are $47.0 million of deferred client conversion and start-up costs associated with the Outsourcing Services Agreement with Penson (see Note 7, “Discontinued Operations”). In reviewing these assets for impairment, management considered: (1) the terms and conditions of the Outsourcing Services Agreement, (2) PWI’s progress toward its stated financial improvement plan and the anticipated improvement to its overall financial condition, (3) the outlook for PWI’s business, and (4) the payment status of our trade account receivables with Penson. In addition, the Company used its best efforts to calculate the probability of the Company realizing potential weighted undiscounted cash flows related to the Outsourcing Services Agreement based on the occurrence of a number of various scenarios. The Company has concluded that the weighted average of the undiscounted cash flows anticipated to be generated under the various probability combinations are expected to be more than sufficient to recover the carrying value of these assets. Therefore, the Company does not consider these assets to be impaired as of March 31, 2012. The Company continues to monitor these assets for impairment. Should conditions change, including Penson’s financial and operating condition, the Company may determine as early as the fourth quarter of fiscal year 2012 to take an impairment charge on the deferred client conversion and start-up costs in part or in their entirety.

Note Receivable

The Note receivable refers to the Seller Note in the principal amount of $20.6 million issued by PWI to Broadridge as part of the consideration in the sale of the Ridge clearing contracts to Penson (see Note 7, “Discontinued Operations”). On March 13, 2012, Broadridge and Ridge entered into a Restructuring Support Agreement with PWI and certain of its subsidiaries, which provides for proposed transactions related to the restructuring of Penson’s outstanding indebtedness, including the Seller Note. As part of PWI’s debt restructuring, Broadridge has agreed to cancel this note receivable in exchange for additional shares of PWI’s common stock, and the Company has recorded a $21.4 million charge as of March 31, 2012, which includes $0.8 million of accrued interest on the Seller Note. The value of these additional shares is immaterial to the condensed consolidated financial statements.

Long-term Investments

Included in Long-term investments at March 31, 2012 is the Company’s investment of 2,455,627 shares in the common stock of PWI of $1.6 million (see Note 7, “Discontinued Operations”). In estimating other-than-temporary impairment losses, management’s policy considers, but is not limited to, the following: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s review, factoring in the level of decline in the fair value of the PWI common stock, management determined that the market value of the PWI common stock may not equal or exceed the cost basis of our investment within a reasonable period of time. After consideration of the severity and duration of this decline in fair value, as well as the reasons for the decline in value, the Company determined that there was an “other-than-temporary” impairment (“OTTI”) related to the Company’s investment in PWI common stock, for which the Company recorded a $9.7 million charge at December 31, 2011. In addition, during the three months ended March 31, 2012, the Company recorded a further $1.1 million OTTI charge based on the continued decline in the price of PWI’s common stock. The OTTI charge related to the Company’s investment in the PWI common stock was $10.8 million for the nine months ended March 31, 2012. These OTTI charges were included in Other expenses, net on the Condensed Consolidated Statements of Earnings for the three months and nine months ended March 31, 2012, respectively, and the Company established a new cost basis for this investment.

NOTE 9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2012	June 30, 2011
	($ in millions)
Employee compensation and benefits	$101.4	$102.1
Accrued broker fees	28.3	40.6
Accrued income tax liability	1.0	23.7
Accrued dividend payable	19.8	18.2
Other	44.0	45.7

Total	$194.5	$230.3

NOTE 10. BORROWINGS

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	March 31, 2012	June 30, 2011	Unused Available Capacity at March 31, 2012
		($ in millions)
Short-term borrowings
Term loan facility	(a)	$—	$200.0	$—
Revolving credit facility	(a)	—	200.0	—

Total Short-term borrowings		—	400.0	—

Long-term debt
Term loan facility	September 2016	440.0	—	—
Revolving credit facility	September 2016	—	—	500.0
Senior notes	June 2017	124.3	124.3	—

Total debt		$564.3	$524.3	$500.0

(a)	The outstanding borrowings of $200.0 million on the five-year term loan facility and $200.0 million on the five-year revolving credit facility that were entered into on March 29, 2007 (collectively the “2007 Credit Facilities”) were repaid with proceeds from the $490.0 million five-year term loan facility entered into on September 22, 2011.

Revolving Credit and Term Loan Facilities: On September 22, 2011, the Company entered into a $990.0 million senior unsecured credit facility, consisting of a $490.0 million five-year term loan facility and a $500.0 million five-year revolving credit facility (collectively the “2011 Credit Facilities”). Borrowings under the five-year term loan facility and five-year revolving credit facility bear interest at LIBOR plus 125 basis points. The five-year revolving credit facility also has an annual facility fee equal to 15 basis points, on the unused portion of the facility. The Company incurred $3.0 million in debt issuance costs to establish these credit facilities, of which $0.1 million of these costs were expensed as incurred and $2.9 million of these costs have been capitalized in Other non-current assets in the Condensed Consolidated Balance Sheets and will be amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the terms of these facilities. At March 31, 2012, $0.3 million had been amortized related to these credit facilities.

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

The $490.0 million five-year term loan contains a repayment schedule that requires the Company to make minimum principal repayments on the loan of $12.3 million, on a quarterly basis, commencing with the first payment due by March 31, 2013, and the final payment due by June 30, 2016, for a total repayment of $171.5 million before the balance of the loan becomes due in September 2016. During the three months ended March 31, 2012, the Company repaid $30.0 million of the $490.0 million of borrowings under the five-year term loan facility, and has repaid a total of $50.0 million through March 31, 2012. Under the terms of the $490.0 million five-year term loan agreement, any prepayment of a term borrowing shall be applied to reduce the subsequent scheduled repayment, in direct order of maturity, with no prepayment penalty.

The 2011 Credit Facilities are subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At March 31, 2012, the Company is not aware of any instances of any non-compliance with the financial covenants of these credit facilities. The 2007 Credit Facilities were subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At June 30, 2011, the Company was not aware of any instances of any non-compliance with the financial covenants of these credit facilities.

The fair value of the fixed-rate senior notes at March 31, 2012 was $135.5 million based on quoted market prices. The carrying value of the variable-rate term loan facility approximates fair value. Amounts are due on the expiration dates listed above.

NOTE 11. STOCK-BASED COMPENSATION

The activity related to the Company’s incentive equity awards for the three months ended March 31, 2012 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options (c)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at December 31, 2011	12,637,649	$18.95	2,943,485	$19.31	1,051,352	$19.87
Granted	970,551	24.25	31,587	22.82	—	—
Exercise of stock options (a)	(872,169)	18.47	—	—	—	—
Vesting of restricted stock units	—	—	(51,905)	18.70	(1,640)	18.59
Expired/forfeited	(39,530)	18.67	(52,300)	19.72	(71,584)	18.73

Balances at March 31, 2012 (b)	12,696,501	$19.39	2,870,867	$19.33	978,128	$19.96

(a)	Stock options exercised during the period of January 1, 2012 through March 31, 2012 had an intrinsic value of $4.9 million.
(b)	As of March 31, 2012, the Company’s outstanding “in the money” stock options using the March 31, 2012 closing share price of $23.91 (approximately 11.3 million shares) had an aggregate intrinsic value of $58.4 million.
(c)	Stock options outstanding as of March 31, 2012 have a weighted-average remaining contractual life of 5.1 years and 10.6 million options are exercisable.

The activity related to the Company’s incentive equity awards for the nine months ended March 31, 2012 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2011	13,774,726	$18.94	1,932,003	$20.19	708,724	$20.18
Granted	970,551	24.25	1,107,445	18.30	342,628	17.61
Exercise of stock options (a)	(1,843,217)	18.53	—	—	—	—
Vesting of restricted stock units	—	—	(52,305)	18.69	(1,640)	18.59
Expired/forfeited	(205,559)	19.95	(116,276)	19.87	(71,584)	18.73

Balances at March 31, 2012	12,696,501	$19.39	2,870,867	$19.33	978,128	$19.96

(a)	Stock options exercised during the period of July 1, 2011 through March 31, 2012 had an intrinsic value of $8.5 million.

The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Exercise prices on options granted have been and continue to be set at the market price of the underlying shares on the date of the grant (except special stock option grants which have a premium strike price), with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $7.8 million and $8.3 million, respectively, as well as related tax benefits of $2.9 million and $3.1 million, respectively, were recognized in Earnings from continuing operations for the three months ended March 31, 2012 and 2011. Stock-based compensation expense of $21.6 million and $23.2 million, respectively, as well as related tax benefits of $8.0 million and $8.7 million, respectively, were recognized in Earnings from continuing operations for the nine months ended March 31, 2012 and 2011.

As of March 31, 2012, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $6.5 million and $33.0 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 3.4 years and 1.7 years, respectively.

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

NOTE 12. INCOME TAXES

The Company’s Provision for income taxes and effective tax rates for the three and nine months ended March 31, 2012 were $10.7 million and 37.2%, and $24.0 million and 36.6%, respectively, compared to $18.5 million and 36.2%, and $32.0 million and 36.2%, for the three and nine months ended March 31, 2011, respectively. The change in the Company’s effective tax rates was primarily due to changes in the geographical mix of income.

NOTE 13. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company entered into a data center outsourcing services agreement with Automatic Data Processing, Inc. (“ADP”) before its spin-off from ADP in March 2007 under which ADP provides the Company with data center services consistent with the services provided to the Company immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012 and the Company is currently negotiating a short-term extension of the term. The Company expects to incur less than $10 million in costs in connection with the services to be provided during this term extension. For the three months ended March 31, 2012 and 2011, the Company recorded $28.0 million and $27.6 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services. For the nine months ended March 31, 2012 and 2011, the Company recorded $84.4 million and $82.1 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services.

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM will provide certain aspects of the Company’s information technology infrastructure that are currently provided under a data center outsourcing services agreement with ADP. Under the IT Services Agreement, IBM will provide a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The Company expects that the migration of its data center processing from ADP to IBM will be substantially completed by June 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement are $563.1 million through fiscal year 2022, the final year of the contract. For the three and nine months ended March 31, 2012, the Company recorded $5.7 million and $12.6 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services. At March 31, 2012, the Company has capitalized $43.8 million of costs related to the build out of the IBM data center in Other non-current assets.

In the normal course of business, the Company is subject to various claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material adverse impact on its financial condition, results of operations or cash flows.

On January 28, 2010, the Company filed a declaratory action in the U.S. District Court for the District of Delaware (the “Delaware District Court”) against Inveshare, Inc. (the “Defendant”) seeking a declaration by the court that Broadridge does not infringe two U.S. patents owned by the Defendant that included claims related to the delivery and distribution of an electronic solicitation. The Company’s complaint also alleged that the Defendant’s patents are invalid and/or are unenforceable due to inequitable conduct. On March 22, 2010, the Defendant answered the Company’s complaint and filed a counterclaim against the Company alleging that Broadridge uses a process that infringes one of the patents in the action. In its counterclaim, Defendant is seeking injunctive relief and unspecified damages. This lawsuit is in an early procedural stage, with the Delaware District Court recently issuing its claim construction ruling on April 11, 2012; however, due to the limited scope of this matter, the Company believes that the outcome of this litigation would not result in a material adverse impact on its consolidated financial condition, results of operations, or cash flows.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of March 31, 2012 and June 30, 2011, respectively. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

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

NOTE 14. COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
		($ in millions)
Net earnings	$16.7	$29.7	$40.2	$53.4
Foreign currency translation adjustments	4.8	5.5	(7.0)	18.3
Net unrealized gain (loss) on available-for-sale securities, net of taxes of $0.1 and $2.5 for the three and nine months ended March 31, 2012, respectively, and $(2.0) and $(1.3) for the three and nine months ended March 31, 2011, respectively	(0.1)	3.3	(4.3)	2.1
Reclassification adjustment for other-than-temporary impairment included in net income, net of taxes of $(0.5) and $(4.0) for the three and nine months ended March 31, 2012, respectively	0.6	—	6.8	—

Comprehensive income	$22.0	$38.5	$35.7	$73.8

Reclassification adjustment relates to the unrealized losses on the Company’s investment in the shares of PWI common stock which are available-for-sale securities that were reclassified into net income as a result of the $9.7 million Penson OTTI charge for the three months ended December 31, 2011 and $1.1 million Penson OTTI charge for the three months ended March 31, 2012 (see Note 8, “Other Non-current Assets”).

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

Segment results:

	Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
		($ in millions)
Investor Communication Solutions	$374.0	$368.9	$1,003.8	$942.5
Securities Processing Solutions	169.3	153.9	488.8	441.7
Other	0.4	—	0.5	0.1
Foreign currency exchange	3.3	4.3	10.1	6.5

Total	$547.0	$527.1	$1,503.2	$1,390.8

	Earnings (Loss) from Continuing Operations before Income Taxes
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
		($ in millions)
Investor Communication Solutions	$36.9	$30.1	$55.9	$39.1
Securities Processing Solutions	24.8	27.1	72.8	67.3
Other	(36.6)	(9.1)	(72.2)	(24.3)
Foreign currency exchange	3.7	3.0	9.1	6.4

Total	$28.8	$51.1	$65.6	$88.5

* * * * * * *

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “2011 Annual Report”) for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.

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

Results of Continuing Operations

The following discussions of Analysis of Condensed Consolidated Statements of Earnings from Continuing Operations and Analysis of Reportable Segments refer to the three and nine months ended March 31, 2012 compared to the three and nine months ended March 31, 2011. The following discussions of the Company’s results of continuing operations exclude the results related to the securities clearing business. This business is segregated from continuing operations and included in discontinued operations for last year. The Analysis of Condensed Consolidated Statements of Earnings from Continuing Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Condensed Consolidated Statements of Earnings from Continuing Operations.

The following references are utilized in the discussions of Analysis of Condensed Consolidated Statements of Earnings from Continuing Operations and Analysis of Reportable Segments:

“Acquisitions” refers to the Company’s acquisitions of Matrix, NewRiver, and Forefield in the Investor Communication Solutions segment and Paladyne in our Securities Processing Solutions segment.

“IBM Migration costs” refers to costs related to the Company’s Information Technology Services Agreement (the “IT Services Agreement”) with International Business Machines Corporation (“IBM”) and the associated migration of the Company’s data center to IBM.

“Penson Impairment charges” referred to herein represents the following:

“Penson OTTI charge” refers to the charge that resulted after the Company reviewed its investment in the PWI common stock for impairment. Based on the Company’s review, factoring in the level of decline in the fair value of the PWI common stock, management determined that the market value of the PWI common stock may not equal or exceed the cost basis of our investment within a reasonable period of time. After consideration of the severity and duration of this decline in fair value as well as the reasons for the decline in value, the Company believes that the impairment is “other-than-temporary” at December 31, 2011 and March 31, 2012 and has recorded charges of $9.7 million and $1.1 million, respectively, in Other expenses, net on the Condensed Consolidated Statements of Earnings at December 31, 2011 and March 31, 2012, respectively, and the Company established a new cost basis for this investment.

“Penson Note Receivable impairment charge” refers to the charge the Company recorded as a result of the Restructuring Support Agreement Broadridge and its wholly owned subsidiary, Ridge, entered into with PWI and certain of its subsidiaries on March 13, 2012. The Restructuring Support Agreement provides for proposed transactions related to the restructuring of Penson’s outstanding indebtedness, including the note receivable in the principal amount of $20.6 million issued by PWI to Broadridge as part of the consideration in the sale of the Ridge clearing contracts to Penson. As part of PWI’s debt restructuring, Broadridge has agreed to cancel this note receivable in exchange for additional shares of PWI’s common stock, and the Company has recorded a $21.4 million charge as of March 31, 2012, which includes $0.8 million of accrued interest on the note receivable.

The following definitions describe the Company’s Revenues:

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

Revenues derived from sales are a component of “Net New Business,” which is defined herein as our closed sales less client losses. A sale is considered closed when the Company has received the signed client contract. For any services that do not require a contract, the sale is considered closed when the services are in production. For recurring revenue closed sales, the amount of the closed sale is generally a reasonable estimate of annual revenues based on client volumes or activity, excluding pass-through revenues such as distribution revenues. Event-driven revenue closed sales occur in our Investor Communication Solutions segment. The amount of the event-driven revenue closed sale is generally a reasonable estimate of production revenues based on client volumes or activity, excluding pass-through revenues such as distribution revenues. Larger recurring revenue closed sales can take up to 12 to 24 months to convert to revenues, particularly for the services provided by our Securities Processing Solutions segment. The majority of event-driven revenue closed sales are usually recognized during the year the contract is signed.

Analysis of Condensed Consolidated Statements of Earnings from Continuing Operations

Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2011

The table below presents Condensed Consolidated Statements of Earnings from Continuing Operations data for the three months ended March 31, 2012 and 2011, and the dollar and percentage changes between periods:

	Three Months Ended March 31,
			Change
	2012	2011	$	%
	($ in millions)
Revenues	$547.0	$527.1	$19.9	4

Cost of revenues	420.8	406.6	14.2	3
Selling, general and administrative expenses	70.6	66.9	3.7	6
Other expenses, net	26.8	2.5	24.3	NM	*

Total expenses	518.2	476.0	42.2	9

Earnings from continuing operations before income taxes	28.8	51.1	(22.3)	(44)
Margin	5.3%	9.7%		(4.4	) pts

Provision for income taxes	10.7	18.5	(7.8)	(42)
Effective tax rate	37.2%	36.2%		1.0	pts

Net earnings from continuing operations	$18.1	$32.6	$(14.5)	(44)

Basic Earnings per share from continuing operations	$0.15	$0.26	$(0.11)	(42)
Diluted Earnings per share from continuing operations	$0.14	$0.25	$(0.11)	(44)

*	Not Meaningful

Nine Months Ended March 31, 2012 versus Nine Months Ended March 31, 2011

The table below presents Condensed Consolidated Statements of Earnings from Continuing Operations data for the nine months ended March 31, 2012 and 2011, and the dollar and percentage changes between periods:

	Nine Months Ended March 31,
			Change
	2012	2011	$	%
	($ in millions)
Revenues	$1,503.2	$1,390.8	$112.4	8

Cost of revenues	1,186.2	1,099.8	86.4	8
Selling, general and administrative expenses	208.8	195.3	13.5	7
Other expenses, net	42.6	7.2	35.4	NM	*

Total expenses	1,437.6	1,302.3	135.3	10

Earnings from continuing operations before income taxes	65.6	88.5	(22.9)	(26)
Margin	4.4%	6.4%		(2.0	) pts

Provision for income taxes	24.0	32.0	(8.0)	(25)
Effective tax rate	36.6%	36.2%		0.4	pts

Net earnings from continuing operations	$41.6	$56.5	$(14.9)	(26)

Basic Earnings per share from continuing operations	$0.34	$0.45	$(0.11)	(24)
Diluted Earnings per share from continuing operations	$0.33	$0.44	$(0.11)	(25)

*	Not Meaningful

Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2011

Revenues. Revenues for the three months ended March 31, 2012 were $547.0 million, an increase of $19.9 million, or 4%, compared to $527.1 million for the three months ended March 31, 2011. The $19.9 million increase was driven by higher recurring fee revenues of $28.9 million, partially offset by lower distribution revenues of $4.0 million and lower event-driven fee revenues, which declined from $40.5 million to $36.5 million, or $4.0 million, mainly due to lower mutual fund proxy activity. The decline in event-driven mutual fund proxy activity also drove the decline in distribution revenues. The positive contribution from recurring fee revenues reflected higher Net New Business, revenues from internal growth, gains from the Paladyne acquisition, and the Penson outsourcing services agreement. Fluctuations in foreign currency exchange decreased Revenues by $1.0 million. Revenues from the Paladyne acquisition and the Penson outsourcing services agreement contributed $11.9 million.

Closed sales for the three months ended March 31, 2012 were $22.9 million, an increase of $3.0 million, or 15%, compared to $19.9 million for the three months ended March 31, 2011. Recurring revenue closed sales for the three months ended March 31, 2012 were $16.2 million, a decrease of $3.4 million, or 17%, compared to $19.6 million for the three months ended March 31, 2011.

Nine Months Ended March 31, 2012 versus Nine Months Ended March 31, 2011

Revenues. Revenues for the nine months ended March 31, 2012 were $1,503.2 million, an increase of $112.4 million, or 8%, compared to $1,390.8 million for the nine months ended March 31, 2011. The $112.4 million increase was driven by higher recurring fee revenues of $108.6 million and higher distribution revenues of $8.7 million, partially offset by lower event-driven fee revenues, which declined from $100.1 million to $91.6 million, or $8.5 million, mainly due to lower mutual fund proxy activity. The positive contribution from recurring fee revenues reflected higher Net New Business, revenues from internal growth, gains from acquisitions, and the Penson outsourcing services agreement. Fluctuations in foreign currency exchange rates were favorably impacted by $3.6 million. Revenues from acquisitions and the Penson outsourcing services agreement contributed $56.8 million.

Closed sales for the nine months ended March 31, 2012 were $100.5 million, an increase of $8.7 million, or 9%, compared to $91.8 million for the nine months ended March 31, 2011. Recurring revenue closed sales for the nine months ended March 31, 2012 were $78.7 million, an increase of $7.1 million, or 10%, compared to $71.6 million for the nine months ended March 31, 2011.

Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2011

Total Expenses. Total expenses for the three months ended March 31, 2012 were $518.2 million, an increase of $42.2 million, or 9%, compared to $476.0 million for the three months ended March 31, 2011. The Penson Impairment charges and the IBM Migration costs contributed 67% or $28.2 million of the $42.2 million increase in Total expenses. The remaining $14.0 million, or 33%, of the increase in Total expenses constitute costs related to the Paladyne acquisition and the Penson outsourcing services agreement coupled with costs related to our core business operations. These items are discussed in detail in the following paragraphs:

Cost of revenues for the three months ended March 31, 2012 were $420.8 million, an increase of $14.2 million, or 3%, compared to $406.6 million for the three months ended March 31, 2011. The increase reflects costs of $9.8 million related to the Paladyne acquisition and the Penson outsourcing services agreement, IBM Migration costs of $5.7 million, other variable costs of $4.8 million, partially offset by lower cost of distribution. Distribution cost of revenues for the three months ended March 31, 2012 were $149.8 million, a decrease of $4.9 million, or 3%, compared to $154.7 million for the three months ended March 31, 2011. Distribution cost of revenues consists primarily of postage related expenses. Fluctuations in foreign currency exchange rates decreased Cost of revenues by $1.2 million.

Selling, general and administrative expenses for the three months ended March 31, 2012 were $70.6 million, an increase of $3.7 million, or 6%, compared to $66.9 million for the three months ended March 31, 2011. The 6% increase was mainly due to increased costs related to the Paladyne acquisition coupled with higher selling expenses of $2.9 million on higher closed sales. Fluctuations in foreign currency exchange rates decreased Selling, general and administrative expenses by $0.6 million.

Other expenses, net for the three months ended March 31, 2012 were $26.8 million, an increase of $24.3 million, compared to $2.5 million for the three months ended March 31, 2011. The increase is driven by the Penson Impairment charges of $22.5 million and higher interest expense on our Long-term borrowings of $1.1 million. Fluctuations in foreign currency exchange rates slightly increased Other expenses, net by $0.2 million.

Nine Months Ended March 31, 2012 versus Nine Months Ended March 31, 2011

Total Expenses. Total expenses for the nine months ended March 31, 2012 were $1,437.6 million, an increase of $135.3 million, or 10%, compared to $1,302.3 million for the nine months ended March 31, 2011. The Penson Impairment charges and the IBM Migration costs contributed $44.8 million, or 33%, of the $135.3 million increase in Total expenses. Costs related to our acquisitions and the Penson outsourcing services agreement constituted $37.9 million, or 28%, of the increase in Total expenses. The remaining increases to Total expenses constitute costs related to our core business operations. These items are discussed in detail in the following paragraphs:

Cost of revenues for the nine months ended March 31, 2012 were $1,186.2 million, an increase of $86.4 million, or 8%, compared to $1,099.8 million for the nine months ended March 31, 2011. The increase reflects costs of $37.9 million related to acquisitions and the Penson outsourcing services agreement, higher cost of distribution revenues, IBM Migration costs of $12.6 million, and other variable costs of $21.2 million. Distribution cost of revenues for the nine months ended March 31, 2012 were $409.7 million, an increase of $12.2 million, or 3%, compared to $397.5 million for the nine months ended March 31, 2011. Distribution cost of revenues consists primarily of postage related expenses. Fluctuations in foreign currency exchange rates increased Cost of revenues by $1.1 million.

Selling, general and administrative expenses for the nine months ended March 31, 2012 were $208.8 million, an increase of $13.5 million, or 7%, compared to $195.3 million for the nine months ended March 31, 2011. The 7% increase was mainly due to increased costs related to acquisitions coupled with higher selling expenses of $6.2 million on higher closed sales. Fluctuations in foreign currency exchange rates decreased Selling, general and administrative expenses by $0.3 million.

Other expenses, net for the nine months ended March 31, 2012 were $42.6 million, an increase of $35.4 million, compared to $7.2 million for the nine months ended March 31, 2011. The increase is driven by the Penson Impairment charges of $32.2 million and higher interest expense on our Long-term borrowings of $2.6 million. Fluctuations in foreign currency exchange rates slightly increased Other expenses, net by $0.3 million.

Earnings from Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes for the three months ended March 31, 2012 were $28.8 million, a decrease of $22.3 million, or 44%, compared to $51.1 million for the three months ended March 31, 2011. The decrease is mainly due to higher Total expenses which more than offset the increase in Revenues. As discussed above, higher Total expenses were driven by the IBM Migration costs and the Penson Impairment charges. Overall margin decreased from 9.7% for the three months ended March 31, 2011 to 5.3% for the three months ended March 31, 2012, driven mainly by the impact of the aforementioned items.

Earnings from continuing operations before income taxes for the nine months ended March 31, 2012 were $65.6 million, a decrease of $22.9 million, or 26%, compared to $88.5 million for the nine months ended March 31, 2011. The decrease is mainly due to higher Total expenses which more than offset the increase in Revenues. As discussed above, higher Total expenses were driven by the IBM Migration costs and the Penson Impairment charges. Overall margin decreased from 6.4% for the nine months ended March 31, 2011 to 4.4% for the nine months ended March 31, 2012, driven mainly by the impact of the aforementioned items.

Provision for Income Taxes. The Provision for income taxes and effective tax rates for the three months and nine months ended March 31, 2012 were $10.7 million and 37.2%, and $24.0 million and 36.6%, compared to $18.5 million and 36.2% and $32.0 million and 36.2%, for the three months and nine months ended March 31, 2011, respectively. The change in the Company’s effective tax rates was primarily due to changes in the geographical mix of income.

Net Earnings from Continuing Operations and Basic and Diluted Earnings per Share from Continuing Operations. Net earnings from continuing operations for the three months ended March 31, 2012 were $18.1 million, a decrease of $14.5 million, or 44%, compared to $32.6 million for the three months ended March 31, 2011. The decrease in Net earnings from continuing operations reflects lower Earnings from continuing operations, as discussed above including the impact of the IBM Migration costs and the Penson Impairment charges.

Net earnings from continuing operations for the nine months ended March 31, 2012 were $41.6 million, a decrease of $14.9 million, or 26%, compared to $56.5 million for the nine months ended March 31, 2011. The decrease in Net earnings from continuing operations reflects lower Earnings from continuing operations, as discussed above including the impact of the IBM Migration costs and the Penson Impairment charges.

Basic earnings per share from continuing operations for the three months ended March 31, 2012 were $0.15, a decrease of $0.11, or 42%, compared to $0.26 at March 31, 2011, Diluted earnings per share from continuing operations for the three months ended March 31, 2012 were $0.14, a decrease of $0.11, or 44%, compared to $0.25 at March 31, 2011. The IBM Migration costs and the Penson Impairment charges decreased diluted earnings per share by $0.03 and $0.11, respectively.

Basic earnings per share from continuing operations for the nine months ended March 31, 2012 were $0.34, a decrease of $0.11, or 24%, compared to $0.45 at March 31, 2011. Diluted earnings per share from continuing operations for the nine months ended March 31, 2012 were $0.33, a decrease of $0.11, or 25%, compared to $0.44 at March 31, 2011. The IBM Migration costs and the Penson Impairment charges decreased diluted earnings per share by $0.06 and $0.16, respectively.

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

Revenues

	Three Months Ended March 31,					Nine Months Ended March 31,
			Change					Change
	2012	2011	$	%		2012	2011	$	%
	($ in millions)					($ in millions)
Investor Communication Solutions	$374.0	$368.9	$5.1	1		$1,003.8	$942.5	$61.3	7
Securities Processing Solutions	169.3	153.9	15.4	10		488.8	441.7	47.1	11
Other	0.4	—	0.4	NM	*	0.5	0.1	0.4	NM	*
Foreign currency exchange	3.3	4.3	(1.0)	(23)		10.1	6.5	3.6	55

Total	$547.0	$527.1	$19.9	4		$1,503.2	$1,390.8	$112.4	8

*	Not Meaningful

Earnings (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2012	2011	$	%	2012	2011	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$36.9	$30.1	$6.8	23	$55.9	$39.1	$16.8	43
Securities Processing Solutions	24.8	27.1	(2.3)	(8)	72.8	67.3	5.5	8
Other	(36.6)	(9.1)	(27.5)	NM *	(72.2)	(24.3)	(47.9)	NM	*
Foreign currency exchange	3.7	3.0	0.7	23	9.1	6.4	2.7	42

Total	$28.8	$51.1	$(22.3)	(44)	$65.6	$88.5	$(22.9)	(26)

*	Not Meaningful

Investor Communication Solutions

Investor Communication Solutions segment’s Revenues for the three months ended March 31, 2012 were $374.0 million, an increase of $5.1 million, or 1%, compared to $368.9 million for the three months ended March 31, 2011. Higher recurring fee revenues contributed $13.2 million, partially offset by lower event-driven fee revenues, which declined from $40.5 million to $36.5 million, or $4.0 million and lower distribution revenues of $4.0 million. The positive contribution from recurring fee revenues was driven primarily by Net New Business and internal growth. The decrease in event-driven fee revenues was primarily due to lower mutual fund proxy activity. Distribution revenues for the three months ended March 31, 2012 were $167.2 million, a decrease of $4.0 million, or 2%, compared to $171.2 million for the three months ended March 31, 2011. The decline in event-driven mutual fund proxy activity also drove the decline in distribution revenues. On a full-year basis we believe position growth and processed pieces are key indicators of internal growth, which we evaluate each fiscal quarter. Position growth was positive 4% for annual equity proxy and positive 7% for mutual fund interim communications, resulting in a net increase in pieces processed for the fiscal quarter. Positive net results from position growth and processed pieces for the first, second, and third fiscal quarters are not necessarily an appropriate gauge for the full year due to the seasonality of our business.

Investor Communication Solutions segment’s Revenues for the nine months ended March 31, 2012 were $1,003.8 million, an increase of $61.3 million, or 7%, compared to $942.5 million for the nine months ended March 31, 2011. Higher recurring fee revenues contributed $61.2 million and higher distribution revenues contributed $8.7 million, or 2%, partially offset by lower event-driven fee revenues, which declined from $100.1 million to $91.6 million, or $8.5 million. The positive contribution from recurring fee revenues were driven primarily by Net New Business, internal growth, and acquisitions. The decrease in event-driven fee revenues was primarily due to lower mutual fund proxy activity. Distribution revenues for the nine months ended March 31, 2012 were $452.2 million, an increase of $8.7 million, or 2%, compared to $443.5 million for the nine months ended March 31, 2011. On a full-year basis we believe position growth and processed pieces are key indicators of internal growth, which we evaluate each fiscal quarter. Position growth was positive 1% for annual equity proxy and positive 9% for mutual fund interim communications, resulting in a net increase in pieces processed for the nine months ended March 31, 2012. Positive results from position growth and processed pieces in the first, second, and third fiscal quarters are not necessarily an appropriate gauge for the full year due to the seasonality of our business.

Earnings from Continuing Operations before Income Taxes. Earnings from Continuing Operations before income taxes for the three months ended March 31, 2012 were $36.9 million, an increase of $6.8 million, compared to $30.1 million for the three months ended March 31, 2011, primarily due to higher recurring revenues. Margin increased by 1.7 percentage points to 9.9% mainly as a result of higher recurring revenues and cost containment efforts.

Earnings from Continuing Operations before income taxes for the nine months ended March 31, 2012 were $55.9 million, an increase of $16.8 million, compared to $39.1 million for the nine months ended March 31, 2011, primarily due to higher recurring revenues. Margin increased by 1.5 percentage points to 5.6% mainly as a result of higher recurring revenues and cost containment efforts.

Securities Processing Solutions

Revenues. Securities Processing Solutions segment’s Revenues for the three months ended March 31, 2012 were $169.3 million, an increase of $15.4 million, or 10%, compared to $153.9 million for the three months ended March 31, 2011. The increase was driven by positive contributions from Net New Business, the Paladyne acquisition, and the Penson outsourcing services agreement.

Securities Processing Solutions segment’s Revenues for the nine months ended March 31, 2012 were $488.8 million, an increase of $47.1 million, or 11%, compared to $441.7 million for the nine months ended March 31, 2011. The increase was driven mainly by positive contributions from Net New Business, the Paladyne acquisition, and the Penson outsourcing services agreement.

Earnings from Continuing Operations before Income Taxes. Earnings from Continuing Operations before income taxes for the three months ended March 31, 2012 were $24.8 million, a decrease of $2.3 million, or 8%, compared to $27.1 million for the three months ended March 31, 2011. Margin decreased by 3.0 percentage points to 14.6% for the three months ended March 31, 2012 due to the effect of the Paladyne acquisition and lower revenue from internal growth.

Earnings from Continuing Operations before income taxes for the nine months ended March 31, 2012 were $72.8 million, an increase of $5.5 million, or 8%, compared to $67.3 million for the nine months ended March 31, 2011. Margin decreased by 0.3 percentage point to 14.9% for the nine months ended March 31, 2012 mainly due to the effect of the Paladyne acquisition.

Other

Revenues. There were no significant reportable Revenues in our Other segment for the periods presented.

Loss from Continuing Operations before Income Taxes. Loss from Continuing Operations before income taxes was $36.6 million for the three months ended March 31, 2012, an increase of $27.5 million, compared to a $9.1 million loss from continuing operations before income taxes for the three months ended March 31, 2011. The increased loss was mainly due to the Penson Impairment charges of $22.5 million, IBM Migration costs of $5.7 million, and higher interest expense on our Long-term borrowings of $1.1 million.

Loss from Continuing Operations before income taxes was $72.2 million for the nine months ended March 31, 2012, an increase of $47.9 million, compared to a $24.3 million loss from continuing operations before income taxes for the nine months ended March 31, 2011. The increased loss was mainly due to the Penson Impairment charges of $32.2 million, IBM Migration costs of $12.6 million, and higher interest expense on our Long-term borrowings of $2.6 million.

Adjusted Net Earnings from Continuing Operations

We define Adjusted net earnings from continuing operations as Net earnings from continuing operations, net of taxes excluding the Penson Impairment charges and IBM Migration costs. Adjusted net earnings from continuing operations is not a measure defined in accordance with GAAP and should not be construed as an alternative to net income (loss), as determined in accordance with GAAP.

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

Set forth below is a reconciliation of Adjusted net earnings from continuing operations (Non-GAAP) to the comparable GAAP measure.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	($ in millions)
Adjusted net earnings from continuing operations (Non-GAAP)	$36.2	$32.6	$70.3	$56.5
Adjustments:
IBM Migration costs	(5.7)	—	(12.6)	—
Penson Impairment charges	(22.5)	—	(32.2)	—
Tax impact of adjustments	10.1	—	16.1	—

Net earnings from continuing operations (GAAP)	$18.1	$32.6	$41.6	$56.5

Financial Condition, Liquidity and Capital Resources

At March 31, 2012, Cash and cash equivalents were $218.8 million and Total stockholders’ equity was $800.8 million. At March 31, 2012, net working capital was $311.3 million, compared to $(31.3) million at June 30, 2011. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases. We do not rely on short-term borrowings to meet our liquidity needs.

As of March 31, 2012, $88.5 million of the $218.8 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

At March 31, 2012, the Company had $564.3 million outstanding Long-term debt, consisting of $440.0 million outstanding on the five-year term loan facility and unsecured senior notes of $124.3 million principal amount. The senior notes are unsecured obligations of Broadridge and rank equally in right of payment with other unsecured and unsubordinated obligations of Broadridge. Interest is payable semi-annually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%.

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

The Company repaid $30.0 million of the $490.0 million of borrowings under the five-year term loan facility during the three months ended March 31, 2012, and has repaid a total of $50.0 million of the $490.0 million through March 31, 2012. Under the terms of the $490.0 million five-year term loan agreement, any prepayment of a term borrowing shall be applied to reduce the subsequent scheduled repayment, in direct order of maturity, with no prepayment penalty.

Borrowings under the five-year term loan facility and five-year revolving credit facility bear interest at LIBOR plus 125 basis points. The five-year revolving credit facility also has an annual facility fee equal to 15 basis points, whether used or unused. The weighted-average interest rate on the five-year term loan facility was 1.52% and 1.42% during the three and nine months ended March 31, 2012, respectively. The weighted-average interest rate on the extinguished five-year revolving credit facility was zero and 0.51% during the three and nine months ended March 31, 2012, respectively.

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

Cash Flows

Net cash flows provided by operating activities were $103.9 million for the nine months ended March 31, 2012 compared to $38.9 million during the nine months ended March 31, 2011. The increase is primarily due to a decrease in working capital driven by reductions in accounts receivable due to improved collections and lower payables and accruals consistent with the seasonality of our business, which were partially offset by higher deferred costs driven by our client conversions activity and the IBM Migration costs.

Net cash flows used in investing activities for the nine months ended March 31, 2012 were $102.7 million, a decrease of $220.6 million, compared to $323.3 million of net cash flows used in investing activities for the nine months ended March 31, 2011. The decrease reflects lower spending of $220.9 million on acquisitions during the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011.

Net cash flows used in financing activities for the nine months ended March 31, 2012 were $20.5 million, an increase of $29.3 million, compared to $8.8 million of net cash flows provided by financing activities for the nine months ended March 31, 2011. The increased use of cash in the nine months ended March 31, 2012 primarily reflects a decrease of $202.9 million of net proceeds from borrowings, after debt repayment and borrowing costs, in the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011, offset by a decrease in purchases of common stock of $167.0 million in the nine months of the current fiscal year versus the nine months of the prior fiscal year.

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

Income Taxes

Our effective tax rates for the three months and nine months ended March 31, 2012 were 37.2% and 36.6%, compared to 36.2% and 36.2%, for the three months and nine months ended March 31, 2011, respectively. The change in the Company’s effective tax rates was primarily due to changes in the geographical mix of income.

Contractual Obligations

The Company entered into a data center outsourcing services agreement with Automatic Data Processing, Inc. (“ADP”) before its spin-off from ADP in March 2007 under which ADP provides the Company with data center services consistent with the services provided to the Company immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provides for increasing volumes and the addition of new services over the term. Under the agreement, ADP is responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services are managed by ADP. The agreement will expire on June 30, 2012 and the Company is currently negotiating a short-term extension of the term. The Company expects to incur less than $10 million in costs in connection with the services to be provided during this term extension. For the three months ended March 31, 2012 and 2011, the Company recorded $28.0 million and $27.6 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services. For the nine months ended March 31, 2012 and 2011, the Company recorded $84.4 million and $82.1 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services.

In March 2010, the Company and IBM entered into the IT Services Agreement, under which IBM will provide certain aspects of the Company’s information technology infrastructure that are currently provided under a data center outsourcing services agreement with ADP. Under the IT Services Agreement, IBM will provide a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The Company expects that the migration of its data center processing from ADP to IBM will be substantially completed by June 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement are $563.1 million through fiscal year 2022, the final year of the contract. For the three and nine months ended March 31, 2012, the Company recorded $5.7 million and $12.6 million, respectively, of expenses in the Condensed Consolidated Statements of Earnings related to these services. At March 31, 2012, the Company has capitalized $43.8 million of costs related to the build out of the IBM data center in Other non-current assets.

Other Commercial Agreements

The Company has a five-year revolving credit facility that expires in September 2016 that has an available capacity of $500.0 million. Our revolving credit facility had zero outstanding at March 31, 2012.

In addition, immediately prior to the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest at LIBOR plus 250 basis points. There were no outstanding borrowings under these lines of credit at March 31, 2012.

Off-balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at March 31, 2012 or at June 30, 2011. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

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

At March 31, 2012, the Company had $564.3 million outstanding Long-term debt, consisting of $440.0 million outstanding on the five-year term loan facility and unsecured senior notes of $124.3 million principal amount. Borrowings under the five-year term loan facility bear interest at LIBOR plus 125 basis points. The weighted-average interest rate on the five-year term loan facility was 1.52% and 1.42% during the three and nine months ended March 31, 2012, respectively.

Item 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2012 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 28, 2010, the Company filed a declaratory action in the U.S. District Court for the District of Delaware (the “Delaware District Court”) against Inveshare, Inc. (the “Defendant”) seeking a declaration by the court that Broadridge does not infringe two U.S. patents owned by the Defendant that included claims related to the delivery and distribution of an electronic solicitation. The Company’s complaint also alleged that the Defendant’s patents are invalid and/or are unenforceable due to inequitable conduct. On March 22, 2010, the Defendant answered the Company’s complaint and filed a counterclaim against the Company alleging that Broadridge uses a process that infringes one of the patents in the action. In its counterclaim, Defendant is seeking injunctive relief and unspecified damages. This lawsuit is in an early procedural stage, with the Delaware District Court recently issuing its claim construction ruling on April 11, 2012; however, due to the limited scope of this matter, the Company believes that the outcome of this litigation would not result in a material adverse impact on its financial condition, results of operations, or cash flows.

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

In fiscal year 2011, we derived approximately 24% of our consolidated revenues from our five largest clients and approximately 70% of the revenues of our Securities Processing Solutions segment from the 15 largest clients in that segment. Our largest single client accounted for approximately 5% of our consolidated revenues. While these clients generally work with multiple business segments, the loss of business from any of these clients due to merger or consolidation, financial difficulties or bankruptcy, or the termination or non-renewal of contracts would have a material adverse effect on our revenues and results of operations. Also, in the event a client experiences financial difficulties or bankruptcy resulting in a reduction in their demand for our services or loss of the client’s business, in addition to losing the revenue from that client, the Company would be required to write-off any investments made by the Company in connection with that client. For example, Penson Worldwide, Inc. (“PWI”), one of the 15 largest clients of our Securities Processing Solutions segment with annual revenues related to the Outsourcing Services Agreement projected at approximately $50 million under the original terms of the outsourcing services agreement, has experienced financial difficulties over the past year. As a result, the Company has recorded $32 million in impairment charges through March 31, 2012 to write down the value of the PWI common stock and write off in full the PWI note receivable the Company received from PWI as consideration in the sale of the Ridge securities clearing contracts. If PWI’s financial and operating condition continues to deteriorate and as a result, PWI is not able to continue to perform its obligations under our outsourcing services agreement, the Company may lose the revenues expected from PWI under the outsourcing services agreement and the Company may be required to take an additional impairment charge. Under a number of our contracts, our clients have the opportunity to renegotiate their contracts with us and to consider whether to renew their contracts or engage one of our competitors to provide services. If we are not successful in achieving high renewal rates with favorable terms, particularly with these clients, our revenues from such renewals and the associated earnings could be negatively impacted. In addition, the current economic slowdown and its specific impact on the financial services industry, has resulted in increased pricing pressure, particularly with respect to our Securities Processing Solutions business.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our third fiscal quarter ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans (1)
January 1, 2012 – January 31, 2012	—	$—	—	—
February 1, 2012 – February 29, 2012	400,000	24.58	400,000	6,319,489
March 1, 2012 – March 31, 2012	200,000	24.08	200,000	6,119,489

Total	600,000	$24.41	600,000	6,119,489

(1)	On August 11, 2010, the Board of Directors authorized a stock repurchase plan for the repurchase of up to 10 million shares of the Company’s common stock to offset share dilution created by the Company’s equity compensation plans. During the fiscal quarter ended March 31, 2012, the Company purchased 600,000 shares of common stock under this plan at an average price per share of $24.41.

At March 31, 2012, there were 6,119,489 shares remaining for repurchase under the August 11, 2010 stock repurchase plan.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and nine months ended March 31, 2012 and 2011, (ii) condensed consolidated balance sheets as of March 31, 2012 and June 30, 2011, (iii) condensed consolidated statements of cash flows for the nine months ended March 31, 2012 and 2011, and (iv) the notes to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: May 8, 2012	By:	/s/ DAN SHELDON
Dan Sheldon
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)