Form 10-K
period 2012-06-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2012-08-09
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value, as of December 31, 2011, of common stock held by non-affiliates of the registrant was approximately $2,772,014,819.

As of July 31, 2012, there were 124,903,708 shares of the registrant’s common stock outstanding (excluding 28,046,796 shares held in treasury), par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within

120 days after the fiscal year end of June 30, 2012 are incorporated by reference into Part III.

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

Overview

Broadridge is a leading global provider of investor communications and technology-driven solutions to banks/broker-dealers, mutual funds and corporate issuers. Our systems and services include investor communication solutions, and securities processing and operations outsourcing solutions. In short, we provide the infrastructure that helps the financial services industry operate. With 50 years of experience, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities.

We deliver a broad range of solutions that help our clients better serve their retail and institutional customers across the entire investment lifecycle, including pre-trade, trade, and post-trade processing. We serve a large and diverse client base across our four businesses: Bank/Broker-Dealer Communications, Mutual Fund and Retirement Solutions, Corporate Issuer Solutions, and Bank/Broker-Dealer Technology and Operations. Our businesses operate in our two business segments: Investor Communication Solutions and Securities Processing Solutions.

Investor Communication Solutions

Our Bank/Broker-Dealer Communications, Mutual Funds and Retirement Solutions and Corporate Issuer Solutions businesses operate within this segment. A large portion of our Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge®, our innovative electronic proxy delivery and voting solution for institutional investors and financial advisors, helps ensure the participation of the largest stockholders of many companies. We also provide the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help our clients meet their regulatory compliance needs. In addition, we provide financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance our clients’ communications with investors. All of these communications are delivered in paper or electronic form. In addition, Broadridge provides corporate issuers with registrar, stock transfer and record-keeping services.

•

Bank/Broker-Dealer Communications: Broadridge is the leader in corporate governance activities, processing approximately 85 percent of the outstanding shares in the U.S. in the performance of our proxy services, and over 60 percent of the votes returned on shares distributed globally. We distribute more than one billion investor communications annually through a combination of physical and electronic channels.

•

Mutual Fund and Retirement Solutions: Through our governance activities, Broadridge has a service relationship with every major mutual fund complex in the U.S. Broadridge is the leading independent provider of retirement fund processing and provides unique data-driven market intelligence, specialized marketing communications and fund governance.

•	Corporate Issuer Solutions: Broadridge serves corporate issuers with a variety of their needs including proxy and transfer agency services, both domestically and globally.

Securities Processing Solutions

Our Bank/Broker-Dealer Technology and Operations business operates within this segment. We offer a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, and accounting. Our services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With multi-currency capabilities, our Global Processing Solution supports real-time global trading of equity, option, mutual fund, and fixed income securities in established and emerging markets. In addition, our operations outsourcing solutions allow broker-dealers to outsource certain administrative functions relating to clearing and settlement, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their business.

•

Bank/Broker-Dealer Technology and Operations: Broadridge is the leading back- and middle-office securities processing platform for North American and global broker-dealers. Provided on an application service provider (“ASP”) basis, Broadridge’s platform is a global market solution, clearing and settling in over 50 countries. Broadridge processes on average over $4.5 trillion in equity and fixed income trades per day, including approximately 60 percent of U.S. fixed income trades.

In September 2011, the Company acquired Paladyne Systems, Inc. (“Paladyne”), a provider of buy-side technology solutions for the global investment management industry. The purchase price was $72.4 million, net of cash acquired.

History and Development of Our Company

We are the former Brokerage Services division of Automatic Data Processing, Inc. (“ADP”). Broadridge Financial Solutions, Inc. was incorporated in Delaware as a wholly-owned subsidiary of ADP on March 29, 2007 in anticipation of our spin-off from ADP. Five years ago, we spun off from ADP and began operating as an independent public company on March 30, 2007. Our company has 50 years of history of providing innovative solutions to financial services firms and publicly-held companies. In 1962, the Brokerage Services division of ADP opened for business with one client, processing an average of 300 trades per night. In 1979, we expanded our U.S.-based securities processing solutions to process Canadian securities.

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

In 2004, we purchased Bank of America Corporation’s U.S. Clearing and Broker-Dealer Services businesses, which enabled us to provide securities clearing and operations outsourcing services through our subsidiary, Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”). In 2010, Ridge sold the contracts of substantially all of its securities clearing clients and no longer performs securities clearing services for correspondent broker-dealers. Our operations outsourcing services are now part of our Securities Processing Solutions business.

The Broadridge Business

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

The Securities and Exchange Commission’s (the “SEC”) rules require public companies to reimburse nominees for the expense of distributing stockholder communications to beneficial owners of securities held in street name. The reimbursement rates are set forth in the rules of SROs, including the NYSE. We act as a billing and collection agent for many nominees with respect to this reimbursement. We bill public companies on behalf of the nominees, collect the fee and remit to the nominee any difference between the fee that the nominee is entitled to collect and the amount that the nominee has agreed to pay us for our services. In addition, the NYSE rules establish fees specifically for the services provided by intermediaries in the proxy process such as Broadridge.

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

The services we provide in this segment represented approximately 71%, 72%, and 76% of our total Revenues in fiscal years 2012, 2011, and 2010, respectively. These services include the following:

Bank and Brokerage Offerings. We handle the entire proxy materials distribution and voting process for our bank and broker-dealer clients on-line and in real-time, from coordination with third-party entities to ordering, inventory maintenance, mailing, tracking and vote tabulation. We offer electronic proxy delivery services for the electronic delivery of proxy materials to investors and collection of consents; maintenance of a database that contains the delivery method preferences of our clients’ customers; posting of documents on the Internet; e-mail notification to investors notifying them that proxy materials are available; and proxy voting over the Internet, mobile devices and tablets. We also have the ability to combine stockholder communications for multiple stockholders residing at the same address which we accomplish by having ascertained the delivery preferences of investors. In addition, we provide a complete outsourced solution for the processing of international proxies. We also provide a complete reorganization communications solution to notify investors of reorganizations or corporate action events such as tender offers, mergers and acquisitions, bankruptcies, and class action lawsuits.

We also offer our bank and brokerage clients financial information distribution and transaction reporting services to help them meet their regulatory compliance requirements and business needs including: prospectus fulfillment services; electronic prospectus services; PostEdge, our electronic document archival and electronic delivery solution for documents including trade confirmations, tax documents and account statements; marketing communications; imaging, archival and workflow solutions; and on-demand digital print services. In addition, we offer our Mailbox products—Advisor Mailbox and Investor Mailbox— which provide a holistic network environment that supports and complements any investor communication strategy. Advisor Mailbox is the latest complement to our Investor Mailbox solution, our service providing the electronic delivery of investor communications to our clients’ websites, creating investor access to regulatory delivery notices, day-to-day account and investment information and convenient response tools. Our Advisor Mailbox is an electronic communications platform for financial advisors that delivers immediate electronic access to the communications and documents sent to such advisors’ customers. Advisor Mailbox streamlines multiple communication paths for all investor-related documents into a single-visit portal that is integrated onto an advisor’s platform.

We also offer tax services to financial services firms that support their various information year-end reporting (e.g., Forms 1099) and withholding requirements, with a focus on securities and fund processing/clearance operations. Our tax data services provide tax content and data management, including securities tax classifications and reclassifications, calculations of original issue discount and other accrual and cost basis adjusting events. Our tax managed services provide technology and personnel outsourcing, withholding services and client reporting, including print/electronic distribution and archival.

In fiscal year 2011, the Company acquired NewRiver, Inc. (“NewRiver”), a leader in mutual fund electronic investor disclosure solutions. NewRiver has provided the Company with important capabilities for the broker-dealer and retirement and annuity markets. Specifically, the proprietary EDGAR extraction, normalization and presentment capabilities of this business have enabled us to enhance our prospectus post-sale fulfillment operations by moving to an on demand solution. This process provides efficiency for our clients as it reduces their reliance on offset print and fund delivered inventory. Broadridge has also been able to leverage the intellectual property in this business to provide portfolio-specific solutions for the retirement and annuity markets. Through our integration of this functionality into our existing output solutions capabilities, we offer a new and efficient fulfillment model for regulatory and compliance mailings.

The Company also acquired Forefield, Inc. (“Forefield”) in fiscal year 2011, a leading provider of real-time sales, education and client communication solutions for financial institutions and their advisors. Forefield has expanded its services portfolio to leverage its industry leading financial content for use by financial services firms in their social media content libraries. Forefield has also launched an advisor website product that can be populated with Forefield’s content or content created by the advisor. Forefield continues to develop new applications that further the goal of creating timely, accurate and meaningful communications for both advisors and their clients. For example, Forefield’s newly released Women’s Resource Center, which contains a broad selection of content for both the advisor and their client, focuses specifically on the requirements and challenges faced by women investors.

Institutional Investor Offerings. We provide a suite of services to manage the entire proxy voting process of institutional investors, including fulfilling their fiduciary obligations and meeting their reporting needs such as ProxyEdge, our workflow solution that integrates ballots for positions held across multiple custodians and presents them under a single proxy. Voting can be instructed for the entire position, by account vote group or on an individual account basis either manually or automatically based on the recommendations of participating governance research providers. ProxyEdge also provides for client reporting and regulatory reporting. ProxyEdge can be utilized for meetings of U.S. and Canadian companies and for meetings in many non-North American countries based on the holdings of our global custodian clients. ProxyEdge is offered in several languages and there are currently over 5,500 ProxyEdge users worldwide.

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

Two years ago, we entered the transfer agency business through our acquisition of a provider of registrar, stock transfer and record-keeping services. Our strategy in the transfer agency business is to address the needs public companies have expressed for lower cost, more reliable stockholder record maintenance and communication services. We intend to accomplish this by leveraging our existing investor communications and securities processing capabilities to enable us to deliver enhanced transfer agency services to corporate issuers. In addition, we can offer issuers and their shareholders the ability to migrate their shareholders’ holdings from registered to beneficial ownership, thereby creating efficiencies for issuers and greater convenience for their shareholders.

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

In addition, we provide mutual fund processing services for third party administrators, financial advisors, banks and wealth management professionals through our subsidiary Matrix Financial Solutions, Inc. (“Matrix”) which was acquired in fiscal year 2011. Our back-office, trust, custody, trading and mutual fund settlement services are integrated into our product suite, thereby strengthening our role as a provider of data processing and distribution channel solutions to the mutual fund industry.

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

Our securities processing solutions automate the transaction lifecycle of equity, mutual fund, fixed income, and option securities trading operations, from order capture and execution through trade confirmation, settlement, custody and accounting. Our services facilitate the automation of straight-through-processing operations and enable financial institutions to efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With our multi-currency capabilities, we support trading activities on a global basis.

In September 2011, we acquired Paladyne, a provider of buy-side technology solutions for the global investment management industry. Paladyne provides front-, middle-, and back-office solutions such as Order Management, Data Warehousing, Reporting and Portfolio Accounting to hedge funds, investment managers and the providers that service this space (prime brokers, hedge fund administrators and custodians). The scope of Paladyne’s client base includes start-up or emerging managers through some of the largest global hedge fund complexes and global administrators. We are integrating our operational expertise with the Paladyne technology solutions to offer a set of managed services to the buy-side of the industry. Paladyne has enhanced the asset classes we service and expanded our global footprint and market coverage.

In March 2010, we entered into an Information Technology Services Agreement (the “IT Services Agreement”) with International Business Machines Corporation (“IBM”), under which IBM provides certain aspects of our information technology infrastructure. The migration of our data center processing from ADP to IBM was substantially completed in June 2012. ADP will continue to perform data processing services until August 2012, when the migration to IBM is expected to be complete.

Our securities processing services represented approximately 29%, 28%, and 24% of our total Revenues in fiscal years 2012, 2011, and 2010, respectively. These services include the following:

North American Processing Services. We provide a set of sophisticated, multi-currency systems that support real-time processing of securities transactions in North American equities, options, fixed income securities, and mutual funds. Brokerage Processing Services (“BPS”) is our core multi-currency back-office processing system that supports real-time processing of transactions in the U.S. markets. BPS handles everything from order management to clearance/settlement and custody, and assists our clients in meeting their regulatory reporting and other back-office requirements. BPS is provided on a hosted ASP basis. We also offer a version of BPS for processing Canadian securities. In addition to our BPS offering, we provide specialized transaction processing tools and services for small to mid-market financial firms in the U.S. and Canada that are operated on separate Broadridge technology platforms. We also provide state-of-the-art fixed income transaction processing capabilities and support for front-, middle-, and back-office functions. Our securities processing services can be integrated with our web-based desktop applications, wealth management tools, enterprise workflow, automated inquiry reporting and record-keeping services.

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

In fiscal year 2012, we:

•	processed approximately 85% of the outstanding shares in the U.S. in the performance of our proxy services;

•	distributed over 1.0 billion investor communications in either paper or electronic form;

•	processed on average over $4.5 trillion in equity and fixed income trades per day of U.S. and Canadian securities; and

•	provided fixed income trade processing services to 15 of the 21 primary dealers of fixed income securities in the U.S.

In fiscal year 2012, we derived approximately 23% of our consolidated revenues from five clients. Our largest single client accounted for approximately 5% of our consolidated revenues.

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

Our mission-critical applications are designed to provide high levels of availability, scalability, reliability, and flexibility. They operate on industry standard enterprise architecture platforms that provide high degrees of horizontal and vertical scaling. This scalability and redundancy allows us to provide high degrees of system availability. In March 2010, we entered into the IT Services Agreement with IBM, under which IBM performs a broad range of technology services including supporting our mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. We have the option of incorporating additional services into the agreement over time. The IT Services Agreement expires on June 30, 2022. We have the right to renew it for up to an additional 12-month term. Our principal data center systems and applications had previously been operated and managed by ADP. The migration of our data center processing from ADP to IBM was substantially completed in June 2012. ADP will continue to perform data processing services until August 2012, when the migration to IBM is expected to be complete.

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

To further demonstrate our commitment to maintaining the highest levels of quality service and client satisfaction within an environment that fosters continual improvement, our data centers are International Organization for Standardization (“ISO”) 9001:2000 certified. In addition, Broadridge’s core applications and facilities for the provision of our proxy, U.S. equity and fixed income securities processing services, and IBM’s data centers are ISO 27001 certified. This security standard specifies the requirements for establishing, implementing, operating, monitoring, reviewing, maintaining and improving a documented Information Security Management System within the context of the organization’s overall business risks. It specifies the requirements for the implementation of security controls customized to the needs of individual organizations. This standard addresses confidentiality, access control, vulnerability, business continuity, and risk assessment.

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

Employees

At June 30, 2012, we had approximately 6,200 employees. None of our employees are subject to collective bargaining agreements governing their employment with our company. We believe that our employee relations are good.

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

On July 14, 2010, the SEC voted unanimously to issue for public comment a concept release (the “Concept Release”) focusing on a wide range of topics related to the U.S. proxy system. The Concept Release is organized by the three general topics on which the SEC sought public input: (1) ensuring the accuracy, transparency, and efficiency of the voting process, (2) enhancing shareholder communication and participation, and (3) addressing the relationship between voting power and economic interest. The comment period on the Concept Release ended in 2010. The SEC may, but is not necessarily required to, engage in rulemaking with respect to the topics addressed by the Concept Release. There are no indicators that would enable the Company to make a determination as to whether there will be any modifications made to the current proxy system, and if so, what impact, if any, any such modifications to the current proxy system will have on our business. However, as with any regulatory change, we may have to incur additional costs to adapt our business to possible modifications in the proxy system that could result from the rulemaking process initiated by the Concept Release. In September 2010, the NYSE formed the Proxy Fee Advisory Committee made up of issuers, broker-dealers and investors to review the NYSE proxy distribution fees. In May 2012, the Proxy Fee Advisory Committee issued its recommendations on the fees paid by issuers for the distribution of proxy materials to beneficial shareholders. The report makes recommendations for changes in fees; however, at this time it is not a formal proposal for changing the NYSE rules pertaining to fees. Any such changes would be subject to public comment and SEC approval. We will monitor any future actions taken by the SEC, the SROs or other participants in the proxy process with respect to the Concept Release and the Proxy Fee Advisory Committee recommendations. If changes are made to the U.S. proxy system, we expect to continue to adapt our business practices and service offerings to assist our clients in fulfilling their obligations under any new or modified legal requirements and industry practices.

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

Our operations outsourcing and mutual fund processing services are performed by registered broker-dealers. As registered broker-dealers and members of FINRA, they are subject to regulations concerning many aspects of their business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of their businesses or disqualification of their directors, officers or employees. In addition, as registered broker-dealers, they are required to participate in the Securities Investor Protection Corporation (“SIPC”) for the benefit of customers. In addition, MG Trust Company, LLC (“MG Trust”), a subsidiary of Matrix, is a Colorado State non-depository trust company whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. MG Trust operates pursuant to the rules and regulations of the Colorado Division of Banking.

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

Our transfer agency business, Broadridge Corporate Issuer Solutions, Inc., is subject to certain rules and regulations promulgated by the SEC, including without limitation, with respect to registration with the SEC, annual reporting, examination, internal controls, proper disposal of shareholder information and obligations relating to its operations. Our transfer agency business has been formally approved by the NYSE to act as a transfer agent or registrar for issuers of NYSE listed securities and is subject to certain NYSE requirements concerning operational standards. Furthermore, it is also subject to U.S. Internal Revenue Service (the “IRS”) and postal regulations, as well as certain provisions of the Gramm-Leach-Bliley Act and the Federal Trade Commission’s regulations with respect to maintenance of information security safeguards.

Privacy and Information Security Regulations

The processing of personal information is required to provide our services. Data privacy laws and regulations in the U.S. and foreign countries apply to the collection, transfer, use, storage, and destruction of personal information. In the U.S., the federal Gramm-Leach-Bliley Act, which applies to financial institutions, applies to certain aspects of our operations outsourcing, mutual fund processing and transfer agency businesses and to the services that involve data processing for financial institutions, and applies indirectly to our other businesses through contractual commitments with our clients and through industry standards. In addition, state privacy and information security laws, and consumer protection laws, which apply to businesses that collect or process personal information, also apply directly to our businesses. These laws may require notification to affected individuals, state officers, and consumer reporting agencies in the event of a security breach that results in unauthorized access to or disclosure of certain non-public personal information. These regulations and laws also impose requirements for safeguarding personal information through internal policies and procedures.

Similar data privacy laws related to the collection, transfer, use, and storage of personal information exist outside of the U.S., such as the European Union’s 95/46 EC Directive of the European Parliament, Canada’s Personal Information Protection and Electronic Documents Act, individual European national laws, and data privacy laws of other countries. In some cases, these laws may be more restrictive and may require different compliance requirements than the Gramm-Leach-Bliley Act, the U.S. state privacy laws or consumer protection laws, and may impose additional duties on companies.

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

Segment and Geographic Area Financial Information

You can find financial information regarding our operating segments and our geographic areas in Note 19, “Financial Data By Segment” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K.

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

In fiscal year 2012, we derived approximately 23% of our consolidated revenues from our five largest clients and approximately 63% of the revenues of our Securities Processing Solutions segment from the 15 largest clients in that segment. Our largest single client accounted for approximately 5% of our consolidated revenues. While these clients generally work with multiple business segments, the loss of business from any of these clients due to merger or consolidation, financial difficulties or bankruptcy, or the termination or non-renewal of contracts would have a material adverse effect on our revenues and results of operations. Also, in the event a client experiences financial difficulties or bankruptcy resulting in a reduction in their demand for our services or loss of the client’s business, in addition to losing the revenue from that client, the Company would be required to write-off any investments made by the Company in connection with that client. Under a number of our contracts, our clients have the opportunity to renegotiate their contracts with us and to consider whether to renew their contracts or engage one of our competitors to provide services. If we are not successful in achieving high renewal rates with favorable terms, particularly with these clients, our revenues from such renewals and the associated earnings could be negatively impacted. In addition, the current economic slowdown and its specific impact on the financial services industry, has resulted in increased pricing pressure, particularly with respect to our Securities Processing Solutions business.

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

Our Investor Communication Solutions and Securities Processing Solutions businesses are generally not directly subject to federal, state, or foreign laws and regulations that are specifically applicable to financial institutions. However, as a provider of services to financial institutions and issuers of securities, our services are particularly sensitive to changes in laws and regulations governing our clients and the securities markets. On July 14, 2010, the SEC voted unanimously to issue the Concept Release for public comment. The Concept Release focuses on a wide range of topics related to the U.S. proxy system. The Concept Release is organized by the three general topics on which the SEC sought public input: (1) ensuring the accuracy, transparency, and efficiency of the voting process, (2) enhancing shareholder communication and participation, and (3) addressing the relationship between voting power and economic interest. The comment period on the Concept Release ended in 2010. The SEC may, but is not necessarily required to, engage in rulemaking with respect to the topics addressed by the Concept Release. There are no indicators that would enable the Company to make a determination as to whether there will be any modifications made to the current proxy system, and if so, what impact, if any, any such modifications to the current proxy system will have on our business. However, as with any regulatory change, we may have to incur additional costs to adapt our business to possible modifications in the proxy system that could result from the rulemaking process initiated by the Concept Release. In September 2010, the NYSE formed the Proxy Fee Advisory Committee made up of issuers, broker-dealers and investors to review the NYSE proxy distribution fees. In May 2012, the Proxy Fee Advisory Committee issued its recommendations on the fees paid by issuers for the distribution of proxy materials to beneficial shareholders. The report makes recommendations for changes in fees; however, at this time it is not a formal proposal for changing the NYSE rules pertaining to fees. Any such changes would be subject to public comment and SEC approval. We will monitor any future actions taken by the SEC, the SROs or other participants in the proxy process with respect to the Concept Release and the Proxy Fee Advisory Committee recommendations.

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

We provide technology solutions to a large and diverse client base in the financial services industry including retail and institutional brokerage firms, global banks, mutual funds, annuity companies, institutional investors, specialty trading firms, independent broker-dealers, and clearing firms. These clients are generally subject to extensive regulation in the U.S. and in other jurisdictions. The current legislative and regulatory environment may impact the way that our clients do business in a way that could adversely impact us. For example, new regulations governing our clients could result in significant expenditures that could cause them to reduce their use of our services, seek to renegotiate existing agreements, or cease or curtail their operations, all of which could adversely impact our business. In addition, the financial services industry has experienced increased scrutiny in recent years and penalties and fines sought by regulatory authorities, including the SEC, FINRA, securities exchanges, state attorneys general and international regulators, have increased accordingly. Failure to comply with laws, regulations or policies, could result in fines, limitations on business activity or suspension or expulsion from the industry, any of which could have a material adverse effect upon our clients. Adverse regulatory actions that change our clients’ businesses or adversely affect their operating results or financial condition could decrease their ability to purchase, or demand for, our products and services, thus causing loss of business from these clients. The loss of business from our largest clients could have a material adverse effect on our revenues and results of operations.

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

We process and transfer the personal and account information of customers of financial institutions and investors in public companies and mutual funds. Our clients that are financial institutions or clients that collect or handle personal information outside the U.S. are subject to laws and regulations in the U.S. and other jurisdictions designed to protect the privacy of personal information and to prevent that information from being inappropriately disclosed, misused, altered, destroyed or otherwise compromised, and they require that we abide by such laws and regulations in performing our services for them. In the U.S., the federal Gramm-Leach-Bliley Act, which applies to financial institutions, applies to certain aspects of our operations outsourcing, mutual fund processing and transfer agency businesses and to the services that involve data processing for financial institutions, and applies indirectly to our other businesses through contractual commitments with our clients and through industry standards. In addition, state privacy and information security laws, and consumer protection laws, which apply to businesses that collect or process personal information, also apply directly to our businesses. We have developed and maintain technical and operational safeguards which vary based on service and information type, including encryption, authentication technology, and transmission of data over private networks in order to effect secure transmissions of confidential information over computer systems and the Internet. However, despite those safeguards, it is possible that unauthorized individuals could improperly access our systems or improperly obtain or disclose the personal or account information of our clients’ customers or investors in public companies and mutual funds. Any breach of our information security policies or safeguards resulting in the unauthorized use or disclosure of personal or account information could result in interruptions to our operations or delivery of services to our clients, and we could be liable to parties who are financially harmed by those breaches. Our liability risk is anticipated in our services agreements with our clients and our insurance coverage. However, we may not be adequately protected against all possible losses through the terms of our services agreements and our insurance coverage. In addition, we may incur significant costs to protect against the threat of information security breaches or to respond to or alleviate problems caused by such breaches. Furthermore, such breaches could cause us to lose revenues, lose clients or cause damage to our reputation.

We purchase a significant portion of our data center services, including disaster recovery capabilities, from a third party data center services provider, and if our data center services provider fails to adequately perform the data center services in the manner necessary to meet our clients’ needs, our business, financial condition, and results of operations may be harmed.

IBM provides us with data center services under the IT Services Agreement that include supporting our mainframe, midrange, open systems, network and data center operations, as well as disaster recovery services. As a result, we currently purchase a significant portion of our data center services, including disaster recovery capabilities, from IBM. If IBM fails to adequately perform the data center services in the manner necessary to meet our clients’ needs, our business, financial condition and results of operations may be harmed. Some of these risks are anticipated and covered through service level credits, termination rights, and indemnification clauses in the IT Services Agreement. However, we may not adequately be protected against all possible losses through the terms of the IT Services Agreement.

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

If the credit ratings of our outstanding indebtedness are downgraded, or if rating agencies indicate that a downgrade may occur, our business, financial position, and results of operations could be adversely affected and perceptions of our financial strength could be damaged. A downgrade would have the effect of increasing our borrowing costs, and could decrease the availability of funds we are able to borrow, adversely affecting our business, financial position, and results of operations. In addition, a downgrade could adversely affect our relationships with our clients. For further information with respect to our borrowing costs, see Note 13, “Borrowings” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K.

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

From time to time, we engage in, and expect to continue to engage in, business acquisitions. The acquisition and integration of businesses involve a number of risks. The core risks are in the areas of:

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

Our operations are dependent on our ability to protect our infrastructure against damage from catastrophe, natural disaster, or severe weather including events resulting from unauthorized security breach, power loss, telecommunications failure, terrorist attack, or other events that could have a significant disruptive effect on our operations. We have disaster recovery and business continuity plans in place in the event of system failure due to any of these events and we test our plans regularly. In addition, our outsourced data center services provider also has disaster recovery plans and procedures in place. However, we cannot be certain that our plans, or those of our primary outsourced data center services provider, will be successful in the event of a disaster. If our disaster recovery or business continuity plans are unsuccessful in a disaster recovery scenario, we could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients, and we could be liable to parties who are financially harmed by those failures. Our liability risk is anticipated in our services agreements with our clients and our insurance coverage. However, we may not be adequately protected against all possible losses through the terms of our services agreements and our insurance coverage. In addition, such failures could cause us to lose revenues, lose clients or damage our reputation.

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

Our mutual fund processing services may be exposed to risk from our counterparties and third parties.

In the normal course of business, our mutual fund processing services involve the settlement of transactions on behalf of our customers and third parties. With these activities, we may be exposed to risk in the event our customers, other broker-dealers, banks, clearing organizations, or depositories are unable to fulfill contractual obligations and the mutual fund counterparty is not able to cancel the transaction.

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

We operate our business from 52 facilities. We own a 20,000 square foot facility in Mount Laurel, New Jersey, where we perform certain product development functions. We also own a 36,000 square foot facility in Wheat Ridge, Colorado, where we perform securities processing services. We lease four facilities in Edgewood, New York, with a combined space of 763,320 square feet which are used in connection with our Investor Communication Solutions business. We lease space at 46 additional locations, subject to customary lease arrangements, including a 67,000 square foot facility in Lake Success, New York, that serves as our corporate headquarters as well as the location of our operations outsourcing solutions business. Our leases expire on a staggered basis. We believe our facilities are currently adequate for their intended purposes and are adequately maintained.

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

On January 28, 2010, the Company filed a declaratory action in the U.S. District Court for the District of Delaware (the “Delaware District Court”) against Inveshare, Inc. (the “Defendant”) seeking a declaration by the court that Broadridge does not infringe two U.S. patents owned by the Defendant that included claims related to the delivery and distribution of an electronic solicitation. The Company’s complaint also alleged that the Defendant’s patents are invalid and/or are unenforceable due to inequitable conduct. On March 22, 2010, the Defendant answered the Company’s complaint and filed a counterclaim against the Company alleging that Broadridge uses a process that infringes on one of the patents in the action. In its counterclaim, Defendant is seeking injunctive relief and unspecified damages. This lawsuit is in an early procedural stage, with the Delaware District Court recently issuing its claim construction ruling on April 11, 2012; however, due to the limited scope of this matter, the Company believes that the outcome of this litigation would not result in a material adverse impact on its financial condition, results of operations, or cash flows.

ITEM 4.	Mine Safety Disclosures.

None.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading “regular way” on the NYSE under the symbol “BR” on April 2, 2007. There were 15,192 stockholders of record of the Company’s common stock as of July 31, 2012. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low closing prices of the Company’s common stock on the NYSE as well as the cash dividends per share of common stock declared during the fiscal quarters indicated:

Common Stock Market Price	High	Low	Dividends Declared
Fiscal Year 2012
First Quarter	$24.75	$19.59	$0.16
Second Quarter	22.79	19.18	0.16
Third Quarter	24.85	22.57	0.16
Fourth Quarter	24.19	20.23	0.16
Fiscal Year 2011
First Quarter	$23.13	$18.96	$0.15
Second Quarter	23.08	20.59	0.15
Third Quarter	23.40	21.00	0.15
Fourth Quarter	24.07	21.79	0.15

Dividend Policy

We expect to pay cash dividends on our common stock. On August 8, 2012, our Board of Directors increased our quarterly cash dividend by $0.02 per share to $0.18 per share, an increase in our annual dividend amount from $0.64 to $0.72 per share. However, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.

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

Performance Graph

The following graph compares the cumulative total stockholder return on Broadridge common stock from March 22, 2007, the date our common stock commenced trading on a “when issued” basis, to June 30, 2012 with the comparable cumulative return of (i) the S&P 400 MidCap Index, and (ii) the S&P 400 Information Technology Index. The graph assumes $100 was invested on March 22, 2007 in our common stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock.

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that Broadridge specifically incorporates it by reference into such filing.

Comparison of Cumulative Total Return Among Broadridge Financial Solutions, Inc., S&P 400 MidCap

Index and S&P 400 Information Technology Index (in dollars)

	March 22, 2007	June 30, 2007	June 30, 2008	June 30, 2009	June 30, 2010	June 30, 2011	June 30, 2012
Broadridge Common Stock Value	$100.00	$95.42	$106.29	$85.20	$100.48	$130.46	$118.76
S&P 400 MidCap Index Value	$100.00	$105.25	$97.53	$70.20	$87.70	$122.24	$119.44
S&P 400 Information Technology Index Value	$100.00	$107.14	$91.33	$74.91	$92.32	$134.57	$123.37

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our fourth fiscal quarter ended June 30, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans(2)
April 1, 2012 – April 30, 2012	460,897	(1)	$23.91	—	—
May 1, 2012 – May 31, 2012	—		—	—	—
June 1, 2012 – June 30, 2012	250,000	(2)	20.90	250,000	5,869,489

Total	710,897		$22.85	250,000	5,869,489

(1)	Represents shares purchased from employees to pay taxes related to the vesting of restricted stock units.

(2)	On August 11, 2010, the Board of Directors authorized a stock repurchase plan for the repurchase of up to 10 million shares of the Company’s common stock. During the fiscal quarter ended June 30, 2012, the Company repurchased 250,000 shares of common stock under this plan at an average price per share of $20.90.

At June 30, 2012, there were 5,869,489 shares remaining for repurchase under the August 11, 2010 stock repurchase plan.

On August 8, 2012, the Board of Directors authorized a stock repurchase plan for the repurchase of up to 4 million shares of the Company’s common stock. With this authorization, the Company currently has approximately 10 million shares available for repurchase under its stock repurchase plans.

ITEM 6.	Selected Financial Data

The following tables set forth selected consolidated financial information from our audited Consolidated Financial Statements (the “Financial Statements”) as of and for the fiscal years ended June 30, 2012, 2011, 2010, 2009 and 2008. The selected financial data presented below should be read in conjunction with our Financial Statements and the accompanying Notes included in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended June 30,
	2012	2011	2010	2009	2008
	(in millions, except for per share amounts)
Statements of Earnings Data
Revenues	$2,303.5	$2,166.9	$2,209.2	$2,073.0	$2,130.8
Earnings from continuing operations before income taxes	$200.9	$269.7	$342.1	$346.0	$319.7
Net earnings from continuing operations	$125.0	$171.8	$225.1	$223.1	$188.4
Net earnings	$123.6	$169.6	$190.0	$223.3	$192.2
Basic earnings per share from continuing operations(a)	$1.01	$1.38	$1.66	$1.60	$1.35
Diluted earnings per share from continuing operations(a)	$0.98	$1.34	$1.62	$1.58	$1.34
Basic Weighted-average shares outstanding	124.1	124.8	135.9	140.0	139.6
Diluted Weighted-average shares outstanding	127.5	128.3	139.1	141.6	141.0
Cash dividends declared per common share	$0.64	$0.60	$0.56	$0.28	$0.24

	June 30,
	2012	2011	2010	2009	2008
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$320.5	$241.5	$412.6	$173.4	$54.7
Securities clearing receivables(b)	—	—	52.5	1,011.3	1,369.9
Total current assets	777.4	751.4	992.4	2,051.8	2,131.8
Property, plant and equipment, net	79.0	83.1	87.4	75.4	82.6
Total assets	1,987.6	1,904.0	1,794.4	2,774.7	2,833.6
Securities clearing payables(b)	—	—	77.4	1,088.1	1,157.4
Total current liabilities	410.3	782.7	486.4	1,429.9	1,532.2
Long-term debt	524.4	124.3	324.1	324.1	447.9
Total liabilities	1,137.1	1,106.7	987.3	1,865.7	2,087.8
Total stockholders’ equity	$850.5	$797.3	$807.1	$909.0	$745.8

(a)	The computation of basic earnings per share (“EPS”) from continuing operations is based on the Company’s Net Earnings divided by the basic Weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised, shares of restricted stock and restricted stock units have vested.

(b)	See Note 8, “Discontinued Operations” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for additional information about our Securities clearing receivables and Securities clearing payables.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal years ended June 30, 2012, 2011, and 2010 and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results, performance or achievements may differ materially from the results discussed in this Item 7 because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” and “Risk Factors” included in Item 1 of this Annual Report on Form 10-K.

DESCRIPTION OF THE COMPANY AND BUSINESS SEGMENTS

Broadridge is a leading global provider of investor communications and technology-driven solutions to banks/broker-dealers, mutual funds and corporate issuers. Our systems and services include investor communication solutions, and securities processing and operations outsourcing solutions. In short, we provide the infrastructure that helps the financial services industry operate. With 50 years of experience, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities. Our operations are classified into two business segments: Investor Communication Solutions and Securities Processing Solutions.

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

Two years ago, Broadridge entered the transfer agency business through its acquisition of StockTrans, Inc. (renamed Broadridge Corporate Issuer Solutions, Inc.), a provider of registrar, stock transfer and record-keeping services.

In fiscal year 2011, the Company acquired three businesses in the Investor Communication Solutions segment. In August 2010, the Company acquired NewRiver, Inc. (“NewRiver”), a leader in mutual fund electronic investor disclosure solutions. In December 2010, the Company acquired Forefield, Inc. (“Forefield”), a leading provider of real-time sales, education and client communication solutions for financial institutions and their advisors. In January 2011, the Company acquired Matrix Financial Solutions, Inc. (“Matrix”). Matrix is a provider of mutual fund processing services for third party administrators, financial advisors, banks and wealth management professionals. Matrix’s back-office, trust, custody, trading and mutual fund settlement services are integrated into our product suite thereby strengthening Broadridge’s role as a provider of data processing and distribution channel solutions to the mutual fund industry.

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

In fiscal year 2010, the Company acquired City Networks Ltd (“City Networks”), a leading software and services provider of reconciliation, multi-asset process automation and operational risk management solutions to the global financial services industry.

In fiscal year 2012, the Company acquired Paladyne Systems, Inc. (“Paladyne”), a provider of buy-side technology solutions for the global investment management industry.

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

Acquisitions completed by the Company with an aggregate purchase price of greater than $15.0 million during the fiscal years ended June 30, 2012, 2011 and 2010, were as follows:

During the fiscal year ended June 30, 2012, the Company acquired one business in the Securities Processing Solutions segment:

Paladyne Systems, Inc.

In September 2011, the Company acquired Paladyne, a provider of buy-side technology solutions for the global investment management industry. The purchase price was $72.4 million, net of cash acquired. Net liabilities assumed were $15.4 million. This acquisition resulted in $64.0 million of goodwill. Intangible assets acquired, which totaled $23.8 million, consist primarily of acquired software technology and customer relationships, which are being amortized over a seven-year life and ten-year life, respectively. This acquisition was not material to the Company’s consolidated operations, financial position, or cash flows.

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

During the fiscal year ended June 30, 2010, the Company acquired one business in the Securities Processing Solutions segment:

City Networks, Ltd

In June 2010, the Company acquired City Networks, a leading software and services provider of reconciliation, multi-asset process automation and operational risk management solutions to the global financial services industry, for $37.7 million. This acquisition resulted in $20.9 million of goodwill. Intangible assets acquired, which totaled $10.6 million, consist primarily of customer relationships and acquired software technology, which are being amortized over a ten-year life and five-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

The Company also completed acquisitions with individual aggregate purchase prices of less than $15.0 million during fiscal year 2010 which were not material to the Company’s operations, financial position or cash flows.

DIVESTITURES

In November 2009, the Company and its wholly owned subsidiary Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”), entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Penson Worldwide, Inc. (“PWI”) and Penson Financial Services, Inc., a wholly owned subsidiary of PWI (“PFSI,” referred to together with PWI as “Penson”), to sell substantially all contracts of the securities clearing clients of Ridge to PFSI.

On June 25, 2010, the Company completed the sale of the contracts of substantially all of the securities clearing clients of Ridge to PFSI for an aggregate purchase price of $35.2 million. The purchase price paid to Broadridge consisted of (i) a five-year subordinated note from PWI (the “Seller Note”) in the principal amount of $20.6 million bearing interest at an annual rate equal to the London Inter-Bank Offer Rate (“LIBOR”) plus 550 basis points, and (ii) 2,455,627 shares of PWI’s common stock (representing 9.5% of PWI’s outstanding common stock as of May 31, 2010), at the June 25, 2010 closing price of PWI’s common stock of $5.95 per share (the “Seller Shares”). As a result of this transaction, we no longer provide securities clearing services for correspondent broker-dealers but continue to provide operations outsourcing solutions aligned with the Securities Processing Solutions business. See Note 11, “Other Non-current Assets” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a discussion on the Seller Note and the Seller Shares.

Concurrent with entering into the Asset Purchase Agreement, the Company entered into a master services agreement with PWI (the “Outsourcing Services Agreement”) for an eleven-year term expiring in December 2022. Under the Outsourcing Services Agreement, Ridge provided securities processing and back-office support services to PFSI, including services for the clients acquired from Ridge and PWI’s existing clients. As of January 2012, the Company completed the conversion of PWI’s U.S. and Canadian businesses. On June 5, 2012, the Company entered into a ten-year master services agreement (the “Apex MSA”) with Apex Clearing Corporation (“Apex Clearing”) under which Broadridge will perform outsourcing services for Apex Clearing consistent with the securities processing and back-office support services it had previously performed for Penson. The Apex MSA was part of a series of related transactions involving Broadridge, Penson, PEAK6 Investments, L.P. (“PEAK6”) and Apex Clearing Holdings LLC (“Apex Holdings”), an entity created by Penson and PEAK6 to provide clearing and related services to Penson’s U.S. securities correspondents. As part of the series of related transactions, Broadridge transferred ownership of its broker-dealer subsidiary, Ridge, to Apex Holdings and Ridge was renamed Apex Clearing Corporation. Penson’s U.S. broker-dealer subsidiary, PFSI, then sold its U.S. clearing contracts to Apex Clearing.

In addition, on June 5, 2012, Broadridge, Ridge (prior to its transfer to Apex Holdings) and Broadridge Financial Solutions (Canada), Inc. entered into a termination and mutual release agreement with PWI, PFSI and Penson Financial Services Canada, Inc. (“PFSC”) (the “Termination Agreement”), thereby terminating certain schedules including the U.S. schedule (the “U.S. Schedule”) to the Outsourcing Services Agreement. See Note 11, “Other Non-current Assets” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a discussion on the impact of the Termination Agreement.

The Termination Agreement: (i) terminates the schedules under the Outsourcing Services Agreement, including the U.S. Schedule, other than to the extent necessary to provide any transition services that may be required under the Apex MSA and for Broadridge to continue to service Penson’s Canadian subsidiary, PFSC; and (ii) terminates, discharges and releases in full PWI’s obligations, including all obligations to make principal and interest payments, under the Seller Note. The Termination Agreement also provides that PWI and Broadridge mutually release all claims arising under the Outsourcing Services Agreement, provided that Broadridge will retain claims of up to $20 million under the Outsourcing Services Agreement against PFSC while PWI will retain all of its rights under the Outsourcing Services Agreement to defend any such claims against PFSC.

See Note 8, “Discontinued Operations” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for detailed information on discontinued operations.

BORROWINGS

On March 29, 2007, the Company entered into a $1,190.0 million senior unsecured credit facility, consisting of a $440.0 million five-year term loan, a $500.0 million five-year revolving credit facility and a $250.0 million one-year revolving credit facility. In May 2007, the Company refinanced the $250.0 million one-year revolving credit facility through an offering of $250.0 million of 6.125% Senior Notes discussed below. Borrowings under the five-year term loan facility bore interest at LIBOR plus 40 to 90 basis points based on debt ratings at the time of the borrowing. The five-year term loan facility was subject to interest at LIBOR plus 40 basis points as of June 30, 2011. Borrowings under the five-year revolving credit facility bore interest at LIBOR plus 27 to 75 basis points based on debt ratings and the utilization percentage of the facility at the time of the borrowing. At June 30, 2011, the Company had outstanding borrowings of $200.0 million on the five-year revolving credit facility and $200.0 million on the five-year term loan facility.

On September 22, 2011, the Company entered into a $990.0 million senior unsecured credit facility, consisting of a $490.0 million five-year term loan facility (the “Fiscal 2012 Term Loan”) and a $500.0 million five-year revolving credit facility (the “Fiscal 2012 Revolving Credit Facility”) (collectively the “Fiscal 2012 Credit Facilities”). Borrowings under the Fiscal 2012 Term Loan and Fiscal 2012 Revolving Credit Facility bear interest at LIBOR plus 125 basis points. The Fiscal 2012 Revolving Credit Facility also has an annual facility fee equal to 15 basis points, on the unused portion of the facility. The Company incurred $3.0 million in debt issuance costs to establish the Fiscal 2012 Credit Facilities, of which $0.1 million of these costs were expensed as incurred and $2.9 million of these costs have been capitalized in Other non-current assets in the Consolidated Balance Sheets and will be amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the terms of these facilities. At June 30, 2012, $0.4 million had been amortized related to the Fiscal 2012 Credit Facilities.

The Company used a portion of the Fiscal 2012 Term Loan proceeds to repay $200.0 million of outstanding borrowing under the previous five-year term loan and $200.0 million of outstanding borrowing under the previous five-year revolving credit facility. The previous five-year term loan facility and the previous five-year revolving credit facility both had expiration dates of March 2012 and were cancelled upon repayment in September 2011. The weighted-average interest rate on the previous five-year term loan facility was 0.65% and 0.77% for the fiscal years ended June 30, 2012 and 2011, respectively. The weighted-average interest rate on the previous five-year revolving credit facility was 0.51% and 0.57% for the fiscal years ended June 30, 2012 and 2011, respectively.

The Fiscal 2012 Term Loan contains a repayment schedule that requires the Company to make minimum principal repayments on the loan of $12.3 million, on a quarterly basis, commencing with the first payment due by March 31, 2013, and the final payment due by June 30, 2016, for a total repayment of $171.5 million before the balance of the loan becomes due in September 2016.

During the fiscal year ended June 30, 2012, the Company repaid $90.0 million of the $490.0 million of borrowings under the Fiscal 2012 Term Loan. Under the terms of the Fiscal 2012 Term Loan agreement, any prepayment of a term borrowing shall be applied to reduce the subsequent scheduled repayment, in direct order of maturity, with no prepayment penalty. At June 30, 2012, the Company had met the repayment requirements on the Fiscal 2012 Term Loan through September 30, 2014. Under the terms of the Fiscal 2012 Term Loan agreement, as a portion of the outstanding borrowing is paid down, the total borrowing capacity is reduced commensurately, leaving a borrowing capacity of $400.0 million at June 30, 2012. The weighted-average interest rate on the Fiscal 2012 Term Loan was 1.54% for the fiscal year ended June 30, 2012.

The Fiscal 2012 Credit Facilities are subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At June 30, 2012, the Company is not aware of any instances of any non-compliance with the financial covenants of the Fiscal 2012 Credit Facilities. The carrying value of the Fiscal 2012 Term Loan approximates fair value.

In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Senior Notes”). The Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At June 30, 2012, the Company is not aware of any instances of non-compliance with the financial covenants of the indenture governing the Senior Notes. The indenture also contains covenants regarding the purchase of the Senior Notes upon a change of control triggering event. The Senior Notes are senior unsecured obligations of the Company and rank equally with our other senior indebtedness. The Company may redeem the Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Senior Notes. These costs have been capitalized and will be amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the ten-year term. At June 30, 2012, $0.8 million had been amortized related to the Senior Notes. The fair value of the fixed-rate Senior Notes at June 30, 2012 was $137.6 million based on quoted market prices.

Please refer to Note 13, “Borrowings” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a more detailed discussion.

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

Goodwill. We review the carrying value of all our goodwill in accordance with Accounting Standards Codification (“ASC”) No. 350, “Intangibles—Goodwill and Other” (“ASC No. 350”), by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, we utilize a discounted future cash flow approach using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the particular business’ weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows, the weighted-average cost of capital and the terminal value growth rate assumptions. The weighted-average cost of capital takes into account the relative weights of each component of our consolidated capital structure (equity and long-term debt). Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-range planning process. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. We had $780.0 million of goodwill as of June 30, 2012. Given the significance of our goodwill, an adverse change to the fair value could result in an impairment charge, which could be material to our earnings.

The Company performs a sensitivity analysis under Step 1 of the goodwill impairment test as prescribed in ASC No. 350, assuming hypothetical reductions in the fair values of our reporting units. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in our calculations of the fair values of the reporting units would not result in an impairment of our goodwill.

Income Taxes. We account for income taxes in accordance with ASC No. 740, “Income Taxes,” which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). The Company is subject to the continuous examination of our income tax returns by the IRS, state and foreign tax authorities. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements. As of June 30, 2012, we had estimated foreign net operating loss carryforwards of approximately $21.7 million of which $0.6 million expires in 2017 through 2027 and $21.1 million which has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $63.6 million, which expire in 2018 through 2032. We have recorded valuation allowances of $14.7 million and $12.1 million at June 30, 2012 and 2011, respectively, because the Company does not believe that it is more likely than not that it will be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings.

Share-based Payments. ASC No. 718 “Compensation—Stock Compensation” requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock options issued by using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Determining these assumptions are subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock options. A hypothetical change of five percentage points applied to the volatility assumption used to determine the fair value of the fiscal year 2012 stock option grants would result in approximately a $1.1 million change in total pre-tax stock-based compensation expense for the fiscal year 2012 grants, which would be amortized over the vesting period. A hypothetical change of one year in the expected life assumption used to determine the fair value of the fiscal year 2012 stock option grants would result in approximately a $0.2 million change in the total pre-tax stock-based compensation expense for the fiscal year 2012 grants, which would be amortized over the vesting period. A hypothetical change of one percentage point in the forfeiture rate assumption used for the fiscal year 2012 stock option grants would result in approximately a $0.1 million change in the total pre-tax stock-based compensation expense for the fiscal year 2012 grants, which would be amortized over the vesting period. A hypothetical one-half percentage point change in the dividend yield assumption used to determine the fair value of the fiscal year 2012 stock option grants would result in approximately a $0.4 million change in the total pre-tax stock-based compensation expense for the fiscal year 2012 grants, which would be amortized over the vesting period.

IBM INFORMATION TECHNOLOGY SERVICES AGREEMENT

In March 2010, the Company and IBM entered into the IT Services Agreement, under which IBM provides certain aspects of the Company’s information technology infrastructure that were previously provided by ADP. Under the IT Services Agreement, IBM will provide a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term.

The migration of our data center processing from ADP to IBM was substantially completed in June 2012. ADP will continue to perform data processing services until August 2012, when the migration to IBM is expected to be complete. The Company is anticipating that it will realize approximately $25.0 million in average annual cost savings, net of deferred cost amortization, over the term of the IT Services Agreement beginning in the fiscal year ending June 30, 2013.

During the course of the migration to IBM, the Company incurred migration costs as part of establishing an operable IBM data center. For the fiscal year ended June 30, 2012, the Company recorded expenses of $24.6 million in the Consolidated Statements of Earnings related to this agreement. The Company currently estimates that it will incur total migration costs of approximately $85.0 million related to this agreement until the migration is complete. We expensed approximately $30.9 million of these costs and we capitalized the remaining $52.7 million of the migration costs through June 30, 2012.

RESULTS OF OPERATIONS

The following discussions of Analysis of Consolidated Statements of Earnings from Continuing Operations and Analysis of Reportable Segments refer to the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011, and the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010. The following discussions of the Company’s results of continuing operations exclude the results related to the securities clearing business. This business is segregated from continuing operations and included in discontinued operations for fiscal year ended June 30, 2012 and the fiscal year ended June 30, 2011. The Analysis of Consolidated Statements of Earnings from Continuing Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Consolidated Statements of Earnings from Continuing Operations.

The following references are utilized in the discussions of Analysis of Consolidated Statements of Earnings from Continuing Operations and Analysis of Reportable Segments:

“Acquisitions” refers to the Company’s acquisitions of Matrix, NewRiver, and Forefield in the Investor Communication Solutions segment and Paladyne in our Securities Processing Solutions segment.

“IBM Migration costs” refers to costs related to the Company’s IT Services Agreement with IBM and the associated migration of the Company’s data center to IBM.

“Penson Charges, net” referred to herein represents the following:

“Penson OTTI charge” refers to the charge that resulted after the Company reviewed its investment in the PWI common stock for impairment. Based on the Company’s review, factoring in the level of decline in the fair value of the PWI common stock, management determined that the market value of the PWI common stock may not equal or exceed the cost basis of our investment within a reasonable period of time. After consideration of the severity and duration of this decline in fair value as well as the reasons for the decline in value, the Company believes that the impairment is “other-than-temporary” and has recorded a charge of $12.5 million for the fiscal year ended June 30, 2012.

“Penson Note Receivable impairment charge” refers to the charge the Company recorded as a result of a restructuring support agreement Broadridge and Ridge entered into with PWI and certain of its subsidiaries on March 13, 2012. The restructuring support agreement provided for proposed transactions related to the restructuring of Penson’s outstanding indebtedness, including the note receivable in the principal amount of $20.6 million issued by PWI to Broadridge as part of the consideration in the sale of the Ridge clearing contracts to Penson. As part of PWI’s proposed debt restructuring, Broadridge agreed to cancel this note receivable in exchange for additional shares of PWI’s common stock, and the Company recorded a $21.4 million charge at June 30, 2012, which included $0.8 million of accrued interest on the note receivable.

“Penson Deferred Costs impairment charge” refers to the charge the Company recorded as a result of the termination of the U.S. Schedule to the Outsourcing Services Agreement on June 5, 2012. Upon termination of this agreement, Broadridge determined that a charge for impairment was appropriate on Broadridge’s deferred client conversion and start-up costs associated with the Outsourcing Services Agreement. The charge taken by the Company on the Deferred Costs was $47.2 million for the fiscal year ended June 30, 2012, representing all deferred costs related to the Outsourcing Services Agreement with Penson.

“Eliminated obligation to pay or credit Penson fees” refers to Broadridge’s obligation to pay or credit to Penson fees in the amount of $15.1 million related to a third party vendor’s services that were replaced by the Outsourcing Services Agreement that was extinguished with the termination of the U.S. Schedule to the Outsourcing Services Agreement on June 5, 2012.

“Penson Shutdown costs” refers to costs of $8.2 million including severance, legal and other costs associated with the Penson transaction consummated on June 5, 2012 including the transfer of the Ridge entity to Apex Holdings.

The following definitions describe the Company’s Revenues:

Fee revenues in the Investor Communication Solutions segment are derived from both recurring and event-driven activity. In addition, the level of recurring and event-driven activity we process directly impacts distribution revenues. While event-driven activity is highly repeatable, it may not recur on an annual basis. The types of services we provide that comprise event-driven activity are:

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

Event-driven fee revenues are based on the number of special events and corporate transactions we process. Event-driven activity is impacted by financial market conditions and changes in regulatory compliance requirements, resulting in fluctuations in the timing and levels of event-driven fee revenue. As such, the timing and level of event-driven activity and its potential impact on revenues and earnings is difficult to forecast.

Fiscal year 2010 pre-sale fulfillment revenues have been reclassified from event-driven revenues to recurring revenues to conform to the current period’s presentation.

Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. During fiscal year 2010, the Company processed a record level of mutual fund proxy activity. In contrast, during fiscal years 2011 and 2012, mutual fund proxy fee revenues were 74% and 28% lower respectively, than their prior fiscal years. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future. However, the level of volatility experienced between fiscal year 2010 and fiscal year 2011 was greater than we have experienced in prior years.

Revenues derived from sales are a component of “Net New Business,” which is defined herein as our closed sales less client losses. Closed sales represent anticipated revenues for new client contracts that were signed by Broadridge during the periods referenced. A sale is considered closed when the Company has received the signed client contract. For recurring revenue closed sales, the amount of the closed sale is generally a reasonable estimate of annual revenues based on client volumes or activity, excluding pass-through revenues such as distribution revenues. Event-driven revenue closed sales primarily occur in our Investor Communication Solutions segment. The amount of the event-driven revenue closed sale is generally a reasonable estimate of production revenues based on client volumes or activity, excluding pass-through revenues such as distribution revenues. Broadridge’s determination of the amount of a closed sale is based on the client’s estimate of transaction volumes and activity levels, as our fees are largely based on transaction volume and activity levels. The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as closed sales. Larger recurring revenue closed sales can take up to 12 to 24 months to convert to revenues, particularly for the services provided by our Securities Processing Solutions segment. The majority of event-driven revenue closed sales are usually recognized during the year the contract is signed.

The Company tracks actual revenue achieved during the first year that the client contract is fully implemented and compares this to the amount that was included in the Company’s previously reported closed sales amount. The Company adjusts the current year closed sales amount for any difference between the prior year’s reported closed sales amount and the actual revenue achieved in the first year of the applicable contract. Closed sales were adjusted by $(3.1) million, $0.9 million and $2.4 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Recurring revenue closed sales were adjusted by $(3.1) million, $0.9 million and $1.1 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

ANALYSIS OF CONSOLIDATED STATEMENTS OF EARNINGS FROM CONTINUING OPERATIONS

Fiscal Year 2012 Compared to Fiscal Year 2011

The table below presents Consolidated Statements of Earnings from continuing operations data for the fiscal years ended June 30, 2012 and 2011, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2012	2011	Change
			($)	(%)
	($ in millions, except for per share amounts)
Revenues	$2,303.5	$2,166.9	$136.6	6

Cost of revenues	1,715.1	1,617.1	98.0	6
Selling, general and administrative expenses	299.9	270.0	29.9	11
Impairment and other charges, net	74.2	—	74.2	NM	*
Other expenses, net	13.4	10.1	3.3	33

Total expenses	2,102.6	1,897.2	205.4	11

Earnings from continuing operations before income taxes	200.9	269.7	(68.8)	(26)
Margin	8.7%	12.4%		(3.7	) pts
Provision for income taxes	75.9	97.9	(22.0)	(22)
Effective tax rate	37.8%	36.3%		1.5	pts

Net earnings from continuing operations	$125.0	$171.8	$(46.8)	(27)

Basic earnings per share from continuing operations	$1.01	$1.38	$(0.37)	(27)
Diluted earnings per share from continuing operations	$0.98	$1.34	$(0.36)	(27)

*	Not Meaningful

Revenues. Revenues for the fiscal year ended June 30, 2012 were $2,303.5 million, an increase of $136.6 million, or 6%, compared to $2,166.9 million for the fiscal year ended June 30, 2011. The $136.6 million increase was driven by higher recurring fee revenues of $139.6 million and higher distribution revenues of $0.3 million, partially offset by lower event-driven fee revenues, which declined from $135.0 million to $131.9 million, or $3.1 million, mainly due to lower mutual fund proxy activity. The positive contribution from recurring fee revenues reflected higher Net New Business, revenues from internal growth, gains from Acquisitions, and the Outsourcing Services Agreement. Fluctuations in foreign currency exchange rates were unfavorably impacted by $0.2 million. Revenues from Acquisitions and the Outsourcing Services Agreement contributed $109.8 million.

Closed sales for the fiscal year ended June 30, 2012 were $148.7 million, an increase of $15.0 million, or 11%, compared to $133.7 million for the fiscal year ended June 30, 2011. Recurring revenue closed sales for the fiscal year ended June 30, 2012 were $120.2 million, an increase of $6.8 million, or 6%, compared to $113.4 million for the fiscal year ended June 30, 2011.

Total Expenses. Total expenses for the fiscal year ended June 30, 2012 were $2,102.6 million, an increase of $205.4 million, or 11%, compared to $1,897.2 million for the fiscal year ended June 30, 2011. The IBM Migration costs, Penson Charges, net, and restructuring charges contributed $105.5 million, or 51%, of the $205.4 million increase in Total expenses. Costs related to our Acquisitions and the Outsourcing Services Agreement constituted $87.0 million, or 42%, of the increase in Total expenses. The remaining increases to Total expenses constitute costs related to our core business operations. These items are discussed in detail in the following paragraphs:

Cost of revenues for the fiscal year ended June 30, 2012 were $1,715.1 million, an increase of $98.0 million, or 6%, compared to $1,617.1 million for the fiscal year ended June 30, 2011. The increase reflects costs of $40.1 million related to Acquisitions and the Outsourcing Services Agreement, distribution costs of $8.0 million, increased IBM Migration costs of $18.3 million, restructuring charges of $6.7 million, and other variable costs of $35.4 million. Distribution cost of revenues for the fiscal year ended June 30, 2012 were $621.0 million, an increase of $7.5 million, or 1%, compared to $613.5 million for the fiscal year ended June 30, 2011. Distribution cost of revenues consists primarily of postage related expenses. Fluctuations in foreign currency exchange rates decreased cost of revenues by $2.8 million.

Selling, general and administrative expenses for the fiscal year ended June 30, 2012 were $299.9 million, an increase of $29.9 million, or 11%, compared to $270.0 million for the fiscal year ended June 30, 2011. The 11% increase was mainly due to increased costs related to Acquisitions of $16.0, and higher selling expenses of $10.4 million on higher closed sales. Fluctuations in foreign currency exchange rates decreased Selling, general and administrative expenses by $1.0 million.

Impairment and other charges, net for the fiscal year ended June 30, 2012 were $74.2 million as a result of the Penson Charges, net.

Other expenses, net for the fiscal year ended June 30, 2012 were $13.4 million, an increase of $3.3 million, compared to $10.1 million for the fiscal year ended June 30, 2011. The increase is primarily driven by higher interest expense on our Long-term borrowings of $3.4 million. Fluctuations in foreign currency exchange rates slightly decreased Other expenses, net by $1.4 million.

Earnings from continuing operations before income taxes. Earnings from continuing operations before income taxes for the fiscal year ended June 30, 2012 were $200.9 million, a decrease of $68.8 million, or 26%, compared to $269.7 million for the fiscal year ended June 30, 2011. The decrease is mainly due to higher Total expenses which more than offset the increase in Revenues. As discussed above, higher Total expenses were driven by the IBM Migration costs, Penson Charges, net, and restructuring charges. Margin decreased from 12.4% for the fiscal year ended June 30, 2011 to 8.7% for the fiscal year ended June 30, 2012. The impact of the IBM Migration costs, Penson Charges, net, and restructuring charges was 460 basis points on the Margin for the fiscal year ended June 30, 2012.

Provision for income taxes. Provision for income taxes and Effective tax rates for the fiscal year ended June 30, 2012 were $75.9 million and 37.8%, respectively, compared to $97.9 million and 36.3%, for the fiscal year ended June 30, 2011, respectively. The change in the Company’s Effective tax rate was attributable to a valuation allowance on capital tax losses related to the PWI common stock, a write-off of certain state net operating loss carryforwards and changes in the geographical mix of income.

Net earnings from continuing operations and Basic and Diluted earnings per share from continuing operations. Net earnings from continuing operations for the fiscal year ended June 30, 2012 were $125.0 million, a decrease of $46.8 million, or 27%, compared to $171.8 million for the fiscal year ended June 30, 2011. The decrease in Net earnings from continuing operations reflects lower Earnings from continuing operations, as discussed above, including the impact of the IBM Migration costs, Penson Charges, net, and restructuring charges.

Basic and Diluted earnings per share from continuing operations for the fiscal year ended June 30, 2012 were $1.01, a decrease of $0.37, or 27%, and $0.98, a decrease of $0.36, or 27%, respectively, compared to $1.38 and $1.34 for the fiscal year ended June 30, 2011, respectively. The IBM Migration costs, Penson Charges, net, and restructuring charges decreased diluted earnings per share by $0.12, $0.42 and $0.03, respectively.

Fiscal Year 2011 Compared to Fiscal Year 2010

The table below presents Consolidated Statements of Earnings from continuing operations data for the fiscal years ended June 30, 2011 and 2010, and the dollar and percentage changes between periods:

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

Revenues. Revenues for the fiscal year ended June 30, 2011 were $2,166.9 million, a decrease of $42.3 million, or 2%, compared to $2,209.2 million for the fiscal year ended June 30, 2010. The 2% decrease was driven by lower event-driven fee revenues of $121.4 million, mainly the result of a decrease in mutual fund proxy activity when compared to the record level of activity during the fiscal year ended June 30, 2010. Also contributing to the 2% decline were lower distribution revenues driven by the lower event-driven mutual fund proxy activity of $76.5 million, or 10%, down from $780.6 million to $704.1 million, for the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2011, respectively. These declines were partially offset by a positive contribution from recurring fee revenues of $143.2 million reflecting gains from Acquisitions, and the Outsourcing Services Agreement, revenue from Net New Business, internal growth, and the favorable impact of foreign currency exchange rates of $12.4 million. Revenues from Acquisitions and the Outsourcing Services Agreement contributed $122.5 million.

Closed sales for the fiscal year ended June 30, 2011 were $133.7 million, a decrease of $41.3 million, or 24%, compared to $175.0 million for the fiscal year ended June 30, 2010. Recurring revenue closed sales for the fiscal year ended June 30, 2011 were $113.4 million, a decrease of $5.3 million, or 4%, compared to $118.7 million for the fiscal year ended June 30, 2010. Excluding the three large recurring revenue sales that are described below, recurring revenue closed sales for the fiscal year ended June 30, 2011 were $80.0 million, an increase of $1.9 million, or 2%, compared to $78.1 million for the fiscal year ended June 30, 2010. During the fiscal years ended June 30, 2011 and 2010, the Investor Communication Solutions segment closed a fulfillment services recurring revenue sale with Fidelity Investments for $11.2 million and a transaction reporting services recurring revenue sale with Morgan Stanley Smith Barney LLC (“MSSB”) for $40.6 million, respectively. During the fiscal year ended June 30, 2011, the Securities Processing Solutions segment closed a recurring revenue sale with a large global institutional bank for equity and fixed income securities processing services of $22.2 million. Event-driven revenue closed sales for the fiscal year ended June 30, 2011 were $20.3 million, a decrease of $36.0 million, or 64%, compared to $56.3 million for the fiscal year ended June 30, 2010, primarily due to lower registered mutual fund proxy and solicitation services.

Total Expenses. Total expenses for the fiscal year ended June 30, 2011 were $1,897.2 million, an increase of $30.1 million, or 2%, compared to $1,867.1 million for the fiscal year ended June 30, 2010. The increase reflects higher Cost of revenues of $0.7 million, higher Selling, general and administrative expenses of $28.4 million, or 12%, and higher Other expenses, net of $1.0 million, or 11%. The increase in Total expenses relate mainly to Acquisitions and the Outsourcing Services Agreement of $136.6 million and IBM Migration costs of $6.3 million, mostly offset by $112.8 million of lower expenses mainly from lower event-driven activity including the decline in cost of distribution revenues as discussed above.

Cost of revenues for the fiscal year ended June 30, 2011 were $1,617.1 million, an increase of $0.7 million, compared to $1,616.4 million for the fiscal year ended June 30, 2010. The increase reflects costs of $105.9 million related to acquisitions and the Outsourcing Services Agreement, IBM Migration costs of $6.3 million, and fluctuations in foreign currency exchange rates of $5.5 million, virtually offset by lower distribution costs related to lower distribution revenues of $100.7 million (excluding Acquisitions and fluctuations in foreign currency exchange rates) and other variable costs of $17.0 million. Distribution cost of revenues for the fiscal year ended June 30, 2011 were $613.5 million, a decrease of $72.2 million, or 11%, compared to $685.7 million for the fiscal year ended June 30, 2010. Distribution cost of revenues consist primarily of postage related expenses.

Selling, general and administrative expenses for the fiscal year ended June 30, 2011 were $270.0 million, an increase of $28.4 million, or 12%, compared to $241.6 million for the fiscal year ended June 30, 2010. The 12% increase is primarily due to increased costs of $30.7 million related to Acquisitions and the Outsourcing Services Agreement.

Other expenses, net for the fiscal year ended June 30, 2011 were $10.1 million, an increase of $1.0 million, or 11%, compared to $9.1 million for the fiscal year ended June 30, 2010. The increase is mainly due to the net impact of a higher foreign currency exchange loss of $2.7 million and higher interest income of $1.5 million.

Earnings from continuing operations before income taxes. Earnings from continuing operations before income taxes for the fiscal year ended June 30, 2011 were $269.7 million, a decrease of $72.4 million, or 21%, compared to $342.1 million for the fiscal year ended June 30, 2010. The decrease is mainly due to lower revenues and higher expenses as discussed above. Margin decreased from 15.5% to 12.4% for the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010, respectively. Margin for the fiscal year ended June 30, 2011 was unfavorably impacted by 180 basis points as a result of the impact of Acquisitions, the Outsourcing Services Agreement, and IBM Migration costs.

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

ANALYSIS OF REPORTABLE SEGMENTS

As a result of Broadridge’s sale of substantially all of the contracts of the securities clearing clients of Ridge to PFSI, Broadridge now has two reportable operating business segments: (1) Investor Communication Solutions and (2) Securities Processing Solutions. Ridge’s securities clearing business is reflected in discontinued operations (see Note 1, “Basis of Presentation” and Note 8, “Discontinued Operations” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for detailed information on discontinued operations), and the operations outsourcing solutions business is now reported as part of the Securities Processing Solutions business segment. This change is reflected in all prior periods presented in this Annual Report on Form 10-K.

The primary components of “Other” are IBM Migration costs, Penson Charges, net, restructuring charges, and the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign exchange is a reconciling item between the actual foreign exchange rates and budgeted foreign exchange rates.

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

Revenues

	Years Ended June 30,			Change
				2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%
				($ in millions)
Investor Communication Solutions	$1,634.0	$1,559.4	$1,669.6	$74.6	5	$(110.2)	(7)
Securities Processing Solutions	655.5	593.6	535.9	61.9	10	57.7	11
Other	0.5	0.2	2.4	0.3	150	(2.2)	92
Foreign currency exchange	13.5	13.7	1.3	(0.2)	(1)	12.4	NM *

Revenues	$2,303.5	$2,166.9	$2,209.2	$136.6	6	$(42.3)	(2)

*	Not Meaningful

Earnings (Loss) from Continuing Operations before Income Taxes

	Years Ended June 30,			Change
				2012 vs. 2011			2011 vs. 2010
	2012	2011	2010	$	%		$	%
				($ in millions)
Investor Communication Solutions	$242.8	$213.4	$272.8	$29.4	14		$(59.4)	(22)
Securities Processing Solutions	91.1	87.4	99.3	3.7	4		(11.9)	(12)
Other	(146.8)	(41.3)	(34.1)	(105.5)	NM	*	(7.2)	(21)
Foreign currency exchange	13.8	10.2	4.1	3.6	35		6.1	NM *

Earnings from continuing operations before income taxes	$200.9	$269.7	$342.1	$(68.8)	(26)		$(72.4)	(21)

*	Not Meaningful

Investor Communication Solutions

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenues. Investor Communication Solutions segment’s Revenues for the fiscal year ended June 30, 2012 were $1,634.0 million, an increase of $74.6 million, or 5%, compared to $1,559.4 million for the fiscal year ended June 30, 2011. Higher recurring fee revenues contributed $77.4 million and higher distribution revenues contributed $0.3 million, and were partially offset by lower event-driven fee revenues, which declined from $135.0 million to $131.9 million, or $3.1 million. The positive contribution from recurring fee revenues were driven primarily by Net New Business, internal growth, and Acquisitions. The decrease in event-driven fee revenues was primarily due to lower mutual fund proxy activity. Distribution revenues for the fiscal year ended June 30, 2012 were $704.4 million, an increase of $0.3 million, compared to $704.1 million for the fiscal year ended June 30, 2011. Position growth was positive 1% for annual equity proxy and positive 9% for mutual fund interim communications, resulting in a net increase in pieces processed for the fiscal year ended June 30, 2012.

Earnings from continuing operations before income taxes. Earnings from continuing operations before income taxes for the fiscal year ended June 30, 2012 were $242.8 million, an increase of $29.4 million, or 14%, compared to $213.4 million for the fiscal year ended June 30, 2011, primarily due to higher recurring revenues. Margin increased by 120 basis points from 13.7% to 14.9% mainly as a result of higher recurring revenues and cost containment efforts.

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

Earnings from continuing operations before income taxes. Earnings from continuing operations before income taxes for the fiscal year ended June 30, 2011 were $213.4 million, a decrease of $59.4 million, or 22%, compared to $272.8 million for the fiscal year ended June 30, 2010. The decrease was mainly driven by lower event-driven activity as discussed above. Margin decreased by 260 basis points from 16.3% to 13.7% as a result of the decline in event-driven mutual fund proxy revenues and related distribution revenues. Excluding Acquisitions, overall margin decreased by 160 basis points from 16.3% to 14.7%.

Securities Processing Solutions

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenues. Securities Processing Solutions segment’s Revenues for the fiscal year ended June 30, 2012 were $655.5 million, an increase of $61.9 million, or 10%, compared to $593.6 million for the fiscal year ended June 30, 2011. The increase was driven mainly by positive contributions from the Paladyne acquisition, the Outsourcing Services Agreement and from Net New Business.

Earnings from continuing operations before income taxes. Earnings from continuing operations before income taxes for the fiscal year ended June 30, 2012 were $91.1 million, an increase of $3.7 million, or 4%, compared to $87.4 million for the fiscal year ended June 30, 2011. Margin decreased by 80 basis points from 14.7% to 13.9% for the fiscal year ended June 30, 2012 mainly due to the effect of the Paladyne acquisition. Excluding the dilutive impact of the operating results from the Paladyne acquisition, overall margin increased by 40 basis points from 14.7% to 15.1%.

Fiscal Year 2011 Compared to Fiscal Year 2010

Revenues. Securities Processing Solutions segment’s Revenues for the fiscal year ended June 30, 2011 were $593.6 million, an increase of $57.7 million, or 11%, compared to $535.9 million for the fiscal year ended June 30, 2010. Revenues from Acquisitions and the Outsourcing Services Agreement constituted 84% of the $57.7 million increase. The remaining $9.3 million or 16% increase in revenues, were from contributions by new business and internal growth, partially offset by the carryover impact of the prior fiscal year’s client losses and price concessions. Internal growth was driven by higher fixed income trade volumes.

Earnings from continuing operations before income taxes. Earnings from continuing operations before income taxes for the fiscal year ended June 30, 2011 were $87.4 million, a decrease of $11.9 million, or 12%, compared to $99.3 million for the fiscal year ended June 30, 2010. Margin decreased by 380 basis points from 18.5% to 14.7% for the fiscal year ended June 30, 2011. Excluding the impact of the Outsourcing Services Agreement and the City Networks, Ltd acquisition, Earnings from continuing operations increased by $7.3 million and overall margin improved by 120 basis points from 18.5% to 19.7%, for the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010.

Other

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenues. There were no significant reportable Revenues in our Other segment for the periods presented.

Loss from continuing operations before income taxes. Loss from Continuing Operations before income taxes was $146.8 million for the fiscal year ended June 30, 2012, an increase of $105.5 million, compared to a $41.3 million loss from continuing operations before income taxes for the fiscal year ended June 30, 2011. The increased loss was mainly due to the Penson Charges, net of $74.2 million, IBM Migration costs of $18.3 million, restructuring charges of $6.7 million and higher interest expense on our Long-term borrowings of $3.4 million.

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

Adjusted Net Earnings from Continuing Operations

We define Adjusted net earnings from continuing operations as Net earnings from continuing operations, net of taxes excluding all items associated with Penson Charges, net, IBM Migration costs, restructuring charges and the impact of one-time tax (expense)/benefit items. Adjusted net earnings from continuing operations is not a measure defined in accordance with GAAP and should not be construed as an alternative to net income (loss), as determined in accordance with GAAP.

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

We are reporting our Adjusted net earnings from continuing operations to exclude the impact of these items from our GAAP results because these items are significant and we believe this information helps our investors understand the effect of these non-recurring items on our reported results and therefore, will provide a better representation of our actual performance. Our presentation of Adjusted net earnings from continuing operations should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted net earnings from continuing operations (Non-GAAP) to the comparable GAAP measure:

	Years ended June 30,
	2012	2011	2010
	($ in millions)
Adjusted net earnings from continuing operations (Non-GAAP)	$198.0	$175.8	$217.1
Adjustments:
Penson Charges, net	(74.2)	—	—
IBM Migration costs	(24.6)	(6.3)	—
Restructuring charges	(6.7)	—	—
Tax impact of adjustments	39.9	2.3	—
One-time tax (expense)/benefit	(7.4)	—	8.0

Net Earnings from continuing operations (GAAP)	$125.0	$171.8	$225.1

Set forth below is a reconciliation of Adjusted earnings per share from continuing operations (Non-GAAP) to the comparable GAAP measure:

	Years ended June 30,
	2012	2011	2010
Adjusted diluted earnings per share from continuing operations (Non-GAAP)	$1.55	$1.37	$1.56
Adjustments:
Penson Charges, net	(0.58)	—	—
IBM Migration costs	(0.19)	(0.05)	—
Restructuring charges	(0.05)	—	—
Tax impact of adjustments	0.31	0.02	—
One-time tax (expense)/benefit	(0.06)	—	0.06

Diluted earnings per share from continuing operations (GAAP)	$0.98	$1.34	$1.62

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012 and 2011, Cash and cash equivalents were $320.5 million and $241.5 million, respectively. Total stockholders’ equity was $850.5 million and $797.3 million at June 30, 2012 and 2011, respectively. At June 30, 2012, net working capital was $367.1 million, compared to $(31.3) million at June 30, 2011. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases. We do not rely on short-term borrowings to meet our liquidity needs.

As of June 30, 2012, $111.4 million of the $320.5 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

On March 29, 2007, the Company entered into a $1,190.0 million senior unsecured credit facility, consisting of a $440.0 million five-year term loan, a $500.0 million five-year revolving credit facility and a $250.0 million one-year revolving credit facility. In May 2007, the Company refinanced the $250.0 million one-year revolving credit facility through an offering of $250.0 million of 6.125% Senior Notes discussed below. Borrowings under the five-year term loan facility bore interest at LIBOR plus 40 to 90 basis points based on debt ratings at the time of the borrowing. The five-year term loan facility was subject to interest at LIBOR plus 40 basis points as of June 30, 2011. Borrowings under the five-year revolving credit facility bore interest at LIBOR plus 27 to 75 basis points based on debt ratings and the utilization percentage of the facility at the time of the borrowing. At June 30, 2011, the Company had outstanding borrowings of $200.0 million on the five-year revolving credit facility and $200.0 million on the five-year term loan facility.

On September 22, 2011, the Company entered into a $990.0 million senior unsecured credit facility, consisting of a $490.0 million five-year term loan facility (the “Fiscal 2012 Term Loan”) and a $500.0 million five-year revolving credit facility (the “Fiscal 2012 Revolving Credit Facility”) (collectively the “Fiscal 2012 Credit Facilities”). Borrowings under the Fiscal 2012 Term Loan and Fiscal 2012 Revolving Credit Facility bear interest at LIBOR plus 125 basis points. The Fiscal 2012 Revolving Credit Facility also has an annual facility fee equal to 15 basis points, on the unused portion of the facility. The Company incurred $3.0 million in debt issuance costs to establish the Fiscal 2012 Credit Facilities, of which $0.1 million of these costs were expensed as incurred and $2.9 million of these costs have been capitalized in Other non-current assets in the Consolidated Balance Sheets and will be amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the terms of these facilities. At June 30, 2012, $0.4 million had been amortized related to the Fiscal 2012 Credit Facilities.

The Company used a portion of the Fiscal 2012 Term Loan proceeds to repay $200.0 million of outstanding borrowing under the previous five-year term loan and $200.0 million of outstanding borrowing under the previous five-year revolving credit facility. The previous five-year term loan facility and the previous five-year revolving credit facility both had expiration dates of March 2012 and were cancelled upon repayment in September 2011. The weighted-average interest rate on the previous five-year term loan facility was 0.65% and 0.77% for the fiscal years ended June 30, 2012 and 2011, respectively. The weighted-average interest rate on the previous five-year revolving credit facility was 0.51% and 0.57% for the fiscal years ended June 30, 2012 and 2011, respectively.

The Fiscal 2012 Term Loan contains a repayment schedule that requires the Company to make minimum principal repayments on the loan of $12.3 million, on a quarterly basis, commencing with the first payment due by March 31, 2013, and the final payment due by June 30, 2016, for a total repayment of $171.5 million before the balance of the loan becomes due in September 2016.

During the fiscal year ended June 30, 2012, the Company repaid $90.0 million of the $490.0 million of borrowings under the Fiscal 2012 Term Loan. Under the terms of the Fiscal 2012 Term Loan agreement, any prepayment of a term borrowing shall be applied to reduce the subsequent scheduled repayment, in direct order of maturity, with no prepayment penalty. At June 30, 2012, the Company had met the repayment requirements on the Fiscal 2012 Term Loan through September 30, 2014. Under the terms of the Fiscal 2012 Term Loan agreement, as a portion of the outstanding borrowing is paid down, the total borrowing capacity is reduced commensurately, leaving a borrowing capacity of $400.0 million at June 30, 2012. The weighted-average interest rate on the Fiscal 2012 Term Loan was 1.54% for the fiscal year ended June 30, 2012.

The Fiscal 2012 Credit Facilities are subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At June 30, 2012, the Company is not aware of any instances of any non-compliance with the financial covenants of the Fiscal 2012 Credit Facilities.

In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Senior Notes”). The Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At June 30, 2012, the Company is not aware of any instances of non-compliance with the financial covenants of the indenture governing the Senior Notes. The indenture also contains covenants regarding the purchase of the Senior Notes upon a change of control triggering event. The Senior Notes are senior unsecured obligations of the Company and rank equally with our other senior indebtedness. The Company may redeem the Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Senior Notes. These costs have been capitalized and will be amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the ten-year term. At June 30, 2012, $0.8 million had been amortized related to the Senior Notes. The fair value of the fixed-rate Senior Notes at June 30, 2012 was $137.6 million based on quoted market prices.

Please refer to Note 13, “Borrowings” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a more detailed discussion.

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

Cash Flows

Net cash flows provided by operating activities were $290.6 million for the fiscal year ended June 30, 2012 compared to $190.9 million during the fiscal year ended June 30, 2011. The increase is primarily due to a decrease in working capital driven by reductions in accounts receivable due to improved collections and lower payables and accruals consistent with the seasonality of our business, which were partially offset by higher deferred costs driven by our client conversions activity and the IBM Migration costs.

Net cash flows used in investing activities for the fiscal year ended June 30, 2012 were $110.5 million, a decrease of $230.3 million, compared to $340.8 million of net cash flows used in investing activities for the fiscal year ended June 30, 2011. The decrease reflects lower spending of $221.1 million on acquisitions during the fiscal year ended June 30, 2012, compared to the fiscal year ended June 30, 2011.

Net cash flows used in financing activities for the fiscal year ended June 30, 2012 were $88.7 million, an increase of $43.4 million, compared to $45.3 million of net cash flows used in financing activities for the fiscal year ended June 30, 2011. The increased use of cash in the fiscal year ended June 30, 2012 primarily reflects a decrease of $202.9 million of net proceeds from borrowings, after debt repayment and borrowing costs, in the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011, offset by a decrease in purchases of common stock of $170.5 million in the fiscal year ended June 30, 2012 versus the fiscal year ended June 30, 2011.

Income Taxes

Before the spin-off from our former parent company Automatic Data Processing, Inc. (“ADP”), the Company’s taxable income was included in separate income tax returns filed with the appropriate taxing jurisdictions, except for U.S. federal and certain state and foreign jurisdictions in which the Company’s taxable income is included in the income tax returns of ADP or an ADP affiliate. Subsequent to the spin-off, the Company files its own U.S. federal, state and foreign returns.

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

The tax allocation agreement between the Company and ADP also extends to the Company’s U.S. state income tax and most foreign income tax liabilities and tax assets. Thus, for any foreign or U.S. state income tax liabilities or tax assets relating to tax periods ended March 30, 2007 or earlier attributable to the Company’s business operations, depending on the tax jurisdiction, ADP will either make payments directly to the appropriate tax authorities or reimburse the Company for tax payments the Company made to the tax authorities that related to tax liabilities subject to the tax allocation agreement to the extent that such tax liabilities are in excess of amounts provided for in respect of such income taxes on the Consolidated Balance Sheet of the Company including the Notes thereto, as of June 30, 2012. Similarly, to the extent that there are any tax refunds attributable to the Company’s business operations in a particular tax jurisdiction for the period ended March 30, 2007 or earlier, ADP will either receive such refund directly from the appropriate tax authorities or receive reimbursement from the Company for the refund received by the Company that is subject to the tax allocation agreement.

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

Defined Benefit Pension Plans

The Company sponsors a Supplemental Officer Retirement Plan (the “Broadridge SORP”). The Broadridge SORP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. The amount charged to expense for the Broadridge SORP was $2.4 million, $1.6 million and $1.2 million during the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The Broadridge SORP is currently unfunded, and the benefit obligation under this plan was $15.7 million, $11.1 million and $7.6 million at June 30, 2012, 2011 and 2010, respectively.

The Company also sponsors a Supplemental Executive Retirement Plan (the “Broadridge SERP”). The Broadridge SERP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key executives upon retirement based upon the executives’ years of service and compensation. The amount charged to expense for the Broadridge SERP was $0.3 million, $0.2 million and $0.2 million during the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The Broadridge SERP is currently unfunded, and the benefit obligation under this plan was $1.3 million, $0.6 million and $0.3 million at June 30, 2012, 2011 and 2010, respectively.

Other Post-retirement Benefit Plan

The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The amount charged to expense under this plan was $0.3 million, $0.4 million and $0.4 million during the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The plan is currently unfunded, and the benefit obligation under this plan was $2.8 million, $3.1 million and $3.0 million at June 30, 2012, 2011 and 2010, respectively.

Contractual Obligations

The following table summarizes our contractual obligations to third parties as of June 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
			(in millions)
Debt(1)	$524.4	$—	$32.5	$491.9	$—
Operating lease and software licenses(2)	139.9	40.4	47.7	33.3	18.5
Purchase obligations(3)	558.9	69.4	119.1	115.3	255.1
Uncertain tax positions(4)	4.9	—	4.9	—	—

Total	$1,228.1	$109.8	$204.2	$640.5	$273.6

(1)	These amounts represent the principal repayments of Long-term debt and are included on our Consolidated Balance Sheets. As of June 30, 2012, we had $524.4 million of outstanding debt consisting of $400.0 million of a term loan facility and $124.4 million in Senior Notes. See Note 13, “Borrowings” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for additional information about our Borrowings and related matters. Excludes future cash payments related to interest expense as the term loan facility is variable rate and the interest payments will ultimately be determined by the rates in effect during each period.

(2)	Included in these amounts are various facilities and equipment leases and software license agreements. We enter into operating leases in the normal course of business relating to facilities and equipment, as well as the licensing of software. The majority of our lease agreements have fixed payment terms based on the passage of time. Certain facility and equipment leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices. Our future operating lease obligations could change if we exit certain contracts and if we enter into additional operating lease agreements.

(3)	Purchase obligations primarily relate to payments to ADP related to a data center outsourcing services agreement that expires in August 2012, payments to IBM related to the IT Services Agreement entered into in March 2010 that expires in June 2022, and purchase and maintenance agreements on our software, equipment and other assets.

(4)	Due to the uncertainty related to the timing of the reversal of uncertain tax positions, only the uncertain tax benefit related to a transfer pricing settlement has been provided in the table above. The Company is unable to make reasonably reliable estimates related to the timing of the remaining unrecognized tax benefits expected to be paid. See Note 16, “Income Taxes” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for further detail.

The Company entered into a data center outsourcing services agreement with ADP before its spin-off from ADP in March 2007 under which ADP provided the Company with data center services consistent with the services provided to the Company immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provided for increasing volumes and the addition of new services over the term. Under the agreement, ADP was responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services were managed by ADP. The March 2007 agreement expired on June 30, 2012. The Company entered into a short-term extension of the agreement which expires on August 31, 2012. The

Company expects to incur $6.3 million in costs in connection with the services to be provided during this term extension. For the fiscal years ended June 30, 2012, 2011 and 2010, the Company recorded expenses of $111.4 million, $110.4 million and $104.8 million, respectively, in the Consolidated Statements of Earnings related to the March 2007 agreement.

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM is providing certain aspects of the Company’s information technology infrastructure that are currently provided under a data center outsourcing services agreement with ADP. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing from ADP to IBM was substantially completed in June 2012, and is expected to be complete by August 31, 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement are $552.6 million through fiscal year 2022, the final year of the contract. For the fiscal years ended June 30, 2012 and 2011, the Company recorded expenses of $24.6 million and $6.3 million, respectively, in the Consolidated Statements of Earnings related to this agreement. The Company capitalized $47.0 million and $5.7 million of costs related to the build out of the IBM data center in Other non-current assets in fiscal years 2012 and 2011, respectively.

Other Commercial Commitments

Immediately before the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest at a rate equal to LIBOR plus 250 basis points. There were no outstanding borrowings under these lines of credit at June 30, 2012.

Off-Balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at June 30, 2012, 2011 and 2010. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2, “Summary of Significant Accounting Policies—Q. New Accounting Pronouncements” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a discussion on the impact of the adoption of new accounting pronouncements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2012, $400.0 million of our total $524.4 million in debt outstanding is based on floating interest rates. Our term loan facility had a balance outstanding of $400.0 million as of June 30, 2012. The interest rate is based on LIBOR plus 125 basis points. The weighted-average interest rate was 1.54% as of June 30, 2012. Our revolving credit facility had a balance outstanding of zero as of June 30, 2012. The interest rate is based on LIBOR plus 125 basis points.

Our operations outsourcing and mutual fund processing services are performed by registered broker-dealers. As registered broker-dealers and members of FINRA, they are subject to regulations concerning many aspects of their business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of their businesses or disqualification of their directors, officers or employees. In addition, as registered broker-dealers, they are required to participate in the Securities Investor Protection Corporation (“SIPC”) for the benefit of customers. In addition, MG Trust Company, LLC (“MG Trust”), a subsidiary of Matrix, is a Colorado State non-depository trust company whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. MG Trust operates pursuant to the rules and regulations of the Colorado Division of Banking.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Broadridge Financial Solutions, Inc.

1981 Marcus Avenue

Lake Success, NY 11042

We have audited the accompanying consolidated balance sheets of Broadridge Financial Solutions, Inc. and subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadridge Financial Solutions, Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York

August 9, 2012

Broadridge Financial Solutions, Inc.

Consolidated Statements of Earnings

(In millions, except per share amounts)

	Years ended June 30,
	2012	2011	2010
Revenues	$2,303.5	$2,166.9	$2,209.2

Cost of revenues	1,715.1	1,617.1	1,616.4
Selling, general and administrative expenses	299.9	270.0	241.6
Impairment and other charges, net	74.2	—	—
Other expenses, net	13.4	10.1	9.1

Total expenses	2,102.6	1,897.2	1,867.1

Earnings from continuing operations before income taxes	200.9	269.7	342.1
Provision for income taxes	75.9	97.9	117.0

Net earnings from continuing operations	125.0	171.8	225.1
Loss from discontinued operations, net of tax benefit	(1.4)	(2.2)	(35.1)

Net earnings	$123.6	$169.6	$190.0

Basic earnings per share:
Basic earnings per share from continuing operations	$1.01	$1.38	$1.66
Basic loss per share from discontinued operations	(0.01)	(0.02)	(0.26)

Basic earnings per share	$1.00	$1.36	$1.40

Diluted earnings per share:
Diluted earnings per share from continuing operations	$0.98	$1.34	$1.62
Diluted loss per share from discontinued operations	(0.01)	(0.02)	(0.25)

Diluted earnings per share	$0.97	$1.32	$1.37

Weighted-average shares outstanding:
Basic	124.1	124.8	135.9
Diluted	127.5	128.3	139.1
Dividends declared per common share	$0.64	$0.60	$0.56

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.

Consolidated Balance Sheets

(In millions, except per share amounts)

	June 30, 2012	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$320.5	$241.5
Accounts receivable, net of allowance for doubtful accounts of $6.5 and $2.0, respectively	370.7	406.6
Other current assets	86.2	103.3

Total current assets	777.4	751.4
Property, plant and equipment, net	79.0	83.1
Goodwill	780.0	735.6
Intangible assets, net	143.3	147.2
Other non-current assets	207.9	186.7

Total assets	$1,987.6	$1,904.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$102.2	$119.0
Short-term borrowings	—	400.0
Accrued expenses and other current liabilities	260.6	230.3
Deferred revenues	47.5	33.4

Total current liabilities	410.3	782.7
Long-term debt	524.4	124.3
Deferred taxes	63.2	71.3
Deferred revenues	38.3	47.3
Other non-current liabilities	100.9	81.1

Total liabilities	1,137.1	1,106.7

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 152.9 and 149.6 shares at June 30, 2012 and 2011, respectively; outstanding, 124.8 and 123.7 shares at June 30, 2012 and 2011, respectively	1.5	1.5
Additional paid-in capital	739.4	667.4
Retained earnings	686.1	642.2
Treasury stock, at cost: 28.1 and 25.9 shares at June 30, 2012 and 2011, respectively	(580.0)	(529.9)
Accumulated other comprehensive income	3.5	16.1

Total stockholders’ equity	850.5	797.3

Total liabilities and stockholders’ equity	$1,987.6	$1,904.0

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.

Consolidated Statements of Cash Flows

(In millions)

	Years ended June 30,
	2012	2011	2010
Cash Flows From Operating Activities
Net earnings	$123.6	$169.6	$190.0
Adjustments to reconcile Net earnings to net cash flows provided by operating activities:
Loss from discontinued operations, net of tax	1.4	2.2	35.1
Depreciation and amortization	51.0	43.1	36.8
Amortization of acquired intangibles	22.2	14.3	4.5
Amortization of other assets	18.8	14.9	15.7
Deferred income taxes	(8.4)	12.8	3.4
Stock-based compensation expense	28.3	30.0	27.3
Excess tax benefits from the issuance of stock-based compensation awards	(3.9)	(2.1)	(0.2)
Impairment of available for sale securities and other non-current assets	69.1	—	—
Other	3.0	(5.4)	1.1
Changes in operating assets and liabilities:
Current assets and liabilities:
(Increase) decrease in Accounts receivable, net	34.7	(39.8)	27.8
Decrease in Other current assets	23.3	8.0	4.2
(Decrease) increase in Accounts payable	(12.4)	8.5	9.9
(Decrease) increase in Accrued expenses and other current liabilities	35.2	(16.0)	7.8
(Decrease) increase in Deferred revenues	(8.9)	(11.4)	0.1
Non-current assets and liabilities:
Increase in Other non-current assets	(106.5)	(61.5)	(10.9)
Increase in Other non-current liabilities	20.1	23.7	7.5

Net cash flows provided by operating activities of continuing operations	290.6	190.9	360.1

Cash Flows From Investing Activities
Capital expenditures	(33.8)	(29.2)	(42.7)
Purchases of intangibles	(12.9)	(18.1)	(10.4)
Sale of available for sale securities	2.1	—	—
Acquisitions, net of cash acquired	(72.4)	(293.5)	(35.2)
Other investing activities	6.5	—	—

Net cash flows used in investing activities of continuing operations	(110.5)	(340.8)	(88.3)

Cash Flows From Financing Activities
Proceeds from Short-term borrowings	—	240.0	—
Proceeds from issuance of Long-term debt	490.0	—	—
Payment on Short-term borrowings	(400.0)	(40.0)	—
Payment on Long-term debt	(90.0)	—	—
Dividends paid	(78.1)	(74.8)	(66.6)
Proceeds from exercise of stock options	43.6	47.8	57.2
Purchases of Treasury stock	(51.6)	(222.1)	(268.9)
Other financing transactions	(3.6)	1.7	—
Cost related to issuance of Long-term debt	(2.9)	—	—
Excess tax benefit from the issuance of stock-based compensation awards	3.9	2.1	0.2

Net cash flows used in financing activities of continuing operations	(88.7)	(45.3)	(278.1)

Cash flows from discontinued operations:
Net cash flows (used in) provided by operating activities	(6.4)	23.4	133.5
Net cash flows (used in) provided by financing activities	—	(7.2)	4.4

Net cash flows (used in) provided by discontinued operations	(6.4)	16.2	137.9

Effect of exchange rate changes on Cash and cash equivalents	(6.0)	7.9	0.1

Net change in Cash and cash equivalents	79.0	(171.1)	131.7
Cash and cash equivalents, beginning of fiscal year	241.5	412.6	173.4
Cash and cash equivalents of discontinued operations, beginning of fiscal year	—	—	107.5

Cash and cash equivalents, end of fiscal year	$320.5	$241.5	$412.6

Supplemental disclosure of cash flow information:
Cash payments made for interest	$13.8	$9.7	$11.1
Cash payments made for income taxes	$71.1	$58.4	$107.9
Non-cash operating activities:
Non-cash obligation assumed from sale of discontinued operations	$—	$—	$21.6
Non-cash investing and financing activities:
Property, plant and equipment included in accrued expenses	$1.9	$3.1	$4.3
Consideration received as part of the sale of discontinued operations	$—	$—	$33.1
Purchases of treasury stock excluded from accrued expenses	$—	$1.5	$21.3
Dividends payable	$1.6	$—	$8.8

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.

Consolidated Statements of Stockholders’ Equity

(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, July 1, 2009	141.8	$1.4	$505.9	$432.3	$(37.5)	$6.9	$909.0
Comprehensive income:
Net earnings	—	—	—	190.0	—	—
Foreign currency translation adjustments	—	—	—	—	—	(7.5)
Pension and postretirement liability adjustment, net of taxes of $0.5	—	—	—	—	—	(0.8)
Total comprehensive income							181.7
Stock plans and related tax benefits	4.1	0.1	53.8	—	—	—	53.9
Stock-based compensation	—	—	28.1	—	—	—	28.1
Treasury stock acquired (14.2 shares)	—	—	—	—	(290.2)	—	(290.2)
Common stock dividends ($0.56 per share)	—	—	—	(75.4)	—	—	(75.4)

Balances, June 30, 2010	145.9	1.5	587.8	546.9	(327.7)	(1.4)	807.1
Comprehensive income:
Net earnings	—	—	—	169.6	—	—
Foreign currency translation adjustments	—	—	—	—	—	20.7
Pension and postretirement liability adjustment, net of taxes of $0.7	—	—	—	—	—	(1.1)
Unrealized loss on available-for-sale securities, net of taxes of $1.3	—	—	—	—	—	(2.1)
Total comprehensive income							187.1
Stock plans and related tax benefits	3.7	—	49.8	—	—	—	49.8
Stock-based compensation	—	—	29.8	—	—	—	29.8
Treasury stock acquired (9.2 shares)	—	—	—	—	(202.2)	—	(202.2)
Common stock dividends ($0.60 per share)	—	—	—	(74.3)	—	—	(74.3)

Balances, June 30, 2011	149.6	1.5	667.4	642.2	(529.9)	16.1	797.3
Comprehensive income:
Net earnings	—	—	—	123.6	—	—
Foreign currency translation adjustments	—	—	—	—	—	(13.8)
Pension and postretirement liability adjustment, net of taxes of $0.8	—	—	—	—	—	(1.1)
Unrealized loss on available-for-sale securities, net of taxes of $2.6	—	—	—	—	—	(4.5)
Reclassification adjustment for other-than temporary impairment included in net income, net of taxes of $(4.0)	—	—	—	—	—	6.8
Total comprehensive income							111.0
Stock plans and related tax benefits	3.3	—	43.7	—	—	—	43.7
Stock-based compensation	—	—	28.3	—	—	—	28.3
Treasury stock acquired (2.2 shares)	—	—	—	—	(50.1)	—	(50.1)
Common stock dividends ($0.64 per share)	—	—	—	(79.7)	—	—	(79.7)

Balances, June 30, 2012	152.9	$1.5	$739.4	$686.1	$(580.0)	$3.5	$850.5

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge®” or the “Company”), a Delaware corporation, is a leading global provider of investor communication solutions and securities processing and operations outsourcing solutions to the financial services industry. The Company classifies its continuing operations into the following two reportable segments:

•

Investor Communication Solutions—A large portion of Broadridge’s Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge®, its innovative electronic proxy delivery and voting solution for institutional investors, helps ensure the participation of the largest stockholders of many companies. Broadridge also provides the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help its clients meet their regulatory compliance needs. In addition, Broadridge provides financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance its clients’ communications with investors. All of these communications are delivered in paper or electronic form. In fiscal year 2010, Broadridge entered the transfer agency business through its acquisition of StockTrans®, Inc. (renamed Broadridge Corporate Issuer Solutions, Inc.), a provider of registrar, stock transfer and record-keeping services. In August 2010, Broadridge acquired NewRiver®, Inc., a leader in mutual fund electronic investor disclosure solutions. In December 2010, Broadridge acquired Forefield®, Inc., a leading provider of real-time sales, education, and client communication solutions for financial institutions and their advisors. In January 2011, Broadridge acquired Matrix Financial Solutions, Inc., an independent provider of mutual fund processing solutions for the defined contribution market.

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

B. Basis of Presentation. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These financial statements present the consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Use of Estimates. The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes thereto. Actual results may differ from those estimates.

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

C. Cash and Cash Equivalents. Investment securities with an original maturity of 90 days or less are considered cash equivalents. The fair value of our cash and cash equivalents approximates carrying value.

D. Financial Instruments. Substantially all of the financial instruments of the Company other than Long-term debt are carried at fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. The carrying value of the Company’s long-term variable-rate term loan facility approximates fair value because these instruments reflect market changes to interest rates. The carrying value of the Company’s long-term fixed-rate senior notes represents the face value of the long-term fixed-rate senior notes net of the unamortized discount. The fair value of the Company’s long-term fixed-rate senior notes is based on quoted market prices. See Note 13, “Borrowings,” for a further discussion of the Company’s long-term fixed-rate senior notes.

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

F. Available-For-Sale Equity Securities. Available-for-sale equity securities are non-derivatives that are reflected in Other non-current assets in the Consolidated Balance Sheets, unless management intends to dispose of the investment within twelve months of the end of the reporting period, in which case they are reflected in Other current assets in the Consolidated Balance Sheets. These investments are in entities over which the Company does not have control, joint control, or significant influence. Investments are initially recognized and carried at fair value. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and are included in other comprehensive income. Realized gains and losses on available-for-sale securities are included in Other income/expenses, net and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.

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

G. Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventory balances of $8.6 million and $9.4 million, consisting of forms and envelopes used in the mailing of proxy materials to our customers, are reflected in Other current assets in the Consolidated Balance Sheets at June 30, 2012 and 2011, respectively.

H. Deferred Client Conversion and Start-Up Costs. Direct costs that are incurred to set up or convert a client’s systems to function with the Company’s technology are generally deferred and recognized on a straight-line basis which commences after client acceptance when the processing term begins. To the extent deferred costs exceed related implementation fee revenues, such excess costs are amortized over the service term of the contract. Deferred costs up to the amount of the related implementation fees are recognized and capitalized over the longer of the respective service term of the contract or expected customer relationship period. These deferred costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2012 and 2011, respectively. See Note 11, “Other non-current assets,” for a further discussion.

I. Deferred Data Center Costs. Data center costs relate to conversion costs associated with our principal data center systems and applications. Costs directly related to the activities necessary to make the data center usable for its intended purpose are deferred and amortized over the life of the contract on a straight-line basis commencing on the date the data center has achieved full functionality. These deferred costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2012 and 2011, respectively. See Note 11, “Other non-current assets”.

J. Goodwill. The Company accounts for its goodwill and intangible assets in accordance with ASC No. 350, “Intangibles—Goodwill and Other” (“ASC No. 350”), which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at the reporting unit level at least annually or more frequently if circumstances indicate possible impairment. The Company tests for goodwill impairment annually in the fourth quarter of the fiscal year, using the March 31 financial statement balances. If impairment exists, a write-down to fair value (measured by discounting estimated future cash flows) is recorded.

The Company performs a sensitivity analysis under Step 1 of the goodwill impairment test as prescribed in ASC No. 350, assuming hypothetical reductions in the fair values of our reporting units. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in our calculations of the fair values of the reporting units would not result in an impairment of our goodwill.

K. Impairment of Long-Lived Assets. In accordance with ASC No. 360, “Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets” (“ASC No. 360”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its expected estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment in accordance with ASC No. 360.

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

M. Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with ASC No. 718, “Compensation—Stock Compensation,” by recognizing the measurement of stock-based compensation expense in Net earnings based on the fair value of the award on the date of grant. For stock options issued, the fair value of each stock option was estimated on the date of grant using a binomial option pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price, and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.

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

P. Advertising Costs. Advertising costs are expensed at the time the advertising takes place. Selling, general and administrative expenses include advertising costs of $2.0 million, $3.0 million and $1.9 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

Q. New Accounting Pronouncements. In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment” (“ASU No. 2011-08”), which amends guidance for goodwill impairment testing. The amendment allows for entities to first assess qualitative factors in determining whether or not the fair value of a reporting unit exceeds its carrying value. If an entity concludes from this qualitative assessment that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then performing a two-step impairment test is unnecessary. ASU No. 2011-08 will be effective for public companies for fiscal years beginning after December 15, 2011. The Company does not expect that the adoption of ASU 2011-08 will have an impact on its consolidated results of operations, financial condition or cash flows.

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

R. Subsequent Events. In preparing the accompanying Consolidated Financial Statements, in accordance with ASC No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after June 30, 2012, through the date of issuance of the Consolidated Financial Statements. During this period, the Company did not have any material subsequent events.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented.

Diluted EPS reflects the potential dilution that could occur if outstanding stock options at the presented date are exercisable and shares of restricted stock have vested.

As of June 30, 2012, 2011 and 2010, the computation of diluted EPS did not include 2.6 million, 2.4 million and 4.4 million options to purchase Broadridge common stock, respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Years ended June 30,
	2012	2011	2010
	(in millions)
Weighted-average shares outstanding:
Basic	124.1	124.8	135.9
Common stock equivalents	3.4	3.5	3.2

Diluted	127.5	128.3	139.1

The following table sets forth the computation of basic EPS utilizing Net earnings from continuing operations and Net earnings for the fiscal year and the Company’s basic Weighted-average shares outstanding:

	Years ended June 30,
	2012	2011	2010
	(in millions, except per share amounts)
Net earnings from continuing operations	$125.0	$171.8	$225.1
Net earnings	$123.6	$169.6	$190.0
Basic Weighted-average shares outstanding	124.1	124.8	135.9
Basic EPS from continuing operations	$1.01	$1.38	$1.66
Basic EPS	$1.00	$1.36	$1.40

The following table sets forth the computation of diluted EPS utilizing Net earnings from continuing operations and Net earnings for the fiscal year and the Company’s diluted Weighted-average shares outstanding:

	Years ended June 30,
	2012	2011	2010
	(in millions, except per share amounts)
Net earnings from continuing operations	$125.0	$171.8	$225.1
Net earnings	$123.6	$169.6	$190.0
Diluted Weighted-average shares outstanding	127.5	128.3	139.1
Diluted EPS from continuing operations	$0.98	$1.34	$1.62
Diluted EPS	$0.97	$1.32	$1.37

NOTE 4. IMPAIRMENT AND OTHER CHARGES, NET

Impairment and other charges, net of $74.2 million for the fiscal year ended June 30, 2012, includes charges resulting from the termination of the U.S. schedule of the outsourcing services agreement (the “Outsourcing Services Agreement”) with Penson Worldwide, Inc. (“PWI”) (see Note 8, “Discontinued Operations”). The charges primarily include a $47.2 million impairment of the deferred client conversion and start-up costs associated with the U.S. schedule of the Outsourcing Services Agreement (see Note 11, “Other Non-current Assets”) representing all deferred costs associated with Penson, a $12.5 million impairment of marketable securities relating to the Company’s investment in the common stock of PWI (see Note 11, “Other Non-current Assets”), and a $21.4 million impairment of a five-year subordinated note from PWI (see Note 11, “Other Non-current Assets”) and $8.2 million of shutdown costs. These charges were slightly offset by a $15.1 million benefit associated with the extinguishment of Broadridge’s obligation to pay or credit to PWI fees related to a third party vendor’s services replaced by the Outsourcing Services Agreement (see Note 12, “Accrued Expenses and Other Current Liabilities”). These charges are included in the Other segment (see Note 19, “Financial Data by Segment”).

NOTE 5. OTHER EXPENSES, NET

Other expenses, net consisted of the following:

	Years ended June 30,
	2012	2011	2010
	($ in millions)
Interest expense on borrowings	$13.3	$9.9	$9.8
Interest income	(1.8)	(2.2)	(0.7)
Foreign currency exchange loss (gain)	0.3	1.7	(1.0)
Other, net	1.6	0.7	1.0

Other expenses, net	$13.4	$10.1	$9.1

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

Acquisitions completed by the Company with an aggregate purchase price of greater than $15.0 million during the fiscal years ended June 30, 2012, 2011 and 2010, were as follows:

During the fiscal year ended June 30, 2012, the Company acquired one business in the Securities Processing Solutions segment:

Paladyne Systems, Inc.

In September 2011, the Company acquired Paladyne Systems, Inc. (“Paladyne”), a provider of buy-side technology solutions for the global investment management industry. The purchase price was $72.4 million, net of cash acquired of $8.3 million. Net liabilities assumed were $15.4 million. This acquisition resulted in $64.0 million of goodwill. Intangible assets acquired, which totaled $23.8 million, consist primarily of acquired software technology and customer relationships, which are being amortized over a seven-year life and ten-year life, respectively. The results of Paladyne’s operations were included in the accompanying consolidated financial statements from the date of acquisition. Pro forma supplemental financial information is not provided as the impact of the acquisition was not material to operating results, financial position or cash flows of the Company.

During the fiscal year ended June 30, 2011, the Company acquired three businesses in the Investor Communication Solutions segment. A summary of each acquisition is as follows:

NewRiver, Inc.

In August 2010, the Company acquired NewRiver, Inc. (“NewRiver”), a leader in mutual fund electronic investor disclosure solutions. The purchase price was $77.6 million, net of cash acquired. This acquisition resulted in $47.8 million of goodwill, after post-closing adjustments for deferred taxes. Intangible assets acquired, which totaled $27.3 million, consist primarily of customer relationships and software technology, which are being amortized over an eight-year and seven-year life, respectively. The results of NewRiver’s operations were included in the accompanying consolidated financial statements from the date of acquisition. Pro forma supplemental financial information is not provided as the impact of the acquisition was not material to operating results, financial position or cash flows of the Company.

Forefield, Inc.

In December 2010, the Company acquired Forefield, Inc. (“Forefield”), a leading provider of real-time sales, education and client communication solutions for financial institutions and their advisors. The purchase price was $18.3 million, net of cash acquired. This acquisition resulted in $11.1 million of goodwill, after post-closing adjustments for deferred taxes. Intangible assets acquired, which totaled $6.8 million, primarily consist of customer relationships and software technology that are being amortized over a seven-year and a five-year life, respectively. The results of Forefield’s operations were included in the accompanying consolidated financial statements from the date of acquisition. Pro forma supplemental financial information is not provided as the impact of the acquisition was not material to operating results, financial position or cash flows of the Company.

Matrix Financial Solutions, Inc.

In January 2011, the Company acquired Matrix Financial Solutions, Inc. (“Matrix”). Matrix is a provider of mutual fund processing services for third party administrators, financial advisors, banks and wealth management professionals. Matrix’s back-office, trust, custody, trading and mutual fund settlement services are integrated into Broadridge’s solution suite; thereby strengthening our role as a provider of data processing and distribution channel solutions to the mutual fund industry. The purchase price was $197.6 million, net of cash acquired.

This acquisition resulted in $154.7 million of goodwill, after post-closing adjustments for deferred taxes. Goodwill primarily resulted from the Company’s expectation of sales growth and cost synergies from the integration of Matrix’s technology and product offerings with the Company’s technology and operations to provide an expansion of products and market reach. Intangible assets acquired, which totaled $71.5 million, consist of customer relationships, software technology, trademarks and non-compete agreements, and are being amortized over a ten-year, seven-year, five-year and three-year life, respectively. The results of Matrix’s operations were included in the accompanying consolidated financial statements from the date of acquisition. Pro forma supplemental financial information is not provided as the impact of the acquisition was not material to operating results, financial position or cash flows of the Company.

During the fiscal year ended June 30, 2010, the Company acquired one business in the Securities Processing Solutions segment:

City Networks, Ltd

In June 2010, the Company acquired City Networks Ltd (“City Networks”), a leading software and services provider of reconciliation, multi-asset process automation and operational risk management solutions to the global financial services industry, for $37.7 million. This acquisition resulted in $20.9 million of goodwill. Intangible assets acquired, which totaled $10.6 million, consist primarily of customer relationships and acquired software technology, which are being amortized over a ten-year life and five-year life, respectively. The results of City Networks’ operations were included in the accompanying consolidated financial statements from the date of acquisition. Pro forma supplemental financial information is not provided as the impact of the acquisition was not material to operating results, financial position or cash flows of the Company.

The Company also completed acquisitions with individual aggregate purchase prices of less than $15.0 million during fiscal year 2010 which were not material to the Company’s Consolidated Financial Statements.

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table sets forth the Company’s financial assets and liabilities at June 30, 2012 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets
Cash and cash equivalents:
Money market funds	$160.9	$—	$—	$160.9
Other current assets:
Available-for-sale equity securities	—	—	—	—
Other non-current assets:
Available-for-sale equity securities	7.0	—	—	7.0

Total	$167.9	$—	$—	$167.9

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

A note receivable of $20.6 million from PWI was included as a financial asset measured at fair value on a recurring basis as of June 30, 2010; however, this financial asset was not being measured at fair value on a recurring basis. Therefore, this note receivable was subsequently removed from the table for June 30, 2011.

The following table sets forth an analysis of changes during fiscal years 2012 and 2011 in Level 3 financial assets of the Company:

	2012	2011
	($ in millions)
Beginning balance,	$—	$20.6
Net realized/unrealized gains/(losses)	—	—
Purchases/(sales)	—	—
Transfers in/(out) of Level 3	—	(20.6)

Balance at June 30,	$—	$—

The Company did not incur any Level 3 fair value asset impairments during fiscal years 2012 and 2011. This Level 2 asset, which was being measured on a non-recurring basis, was impaired as of June 30, 2012 (see Note 11, “Other non-current assets”).

NOTE 8. DISCONTINUED OPERATIONS

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

On June 25, 2010, the Company completed the sale of the contracts of substantially all of the securities clearing clients of Ridge to PFSI for an aggregate purchase price of $35.2 million. The purchase price paid to Broadridge consisted of (i) a five-year subordinated note from PWI (the “Seller Note”) in the principal amount of $20.6 million bearing interest at an annual rate equal to the London Inter-Bank Offer Rate (“LIBOR”) plus 550 basis points, and (ii) 2,455,627 shares of PWI’s common stock (representing 9.5% of PWI’s outstanding common stock as of May 31, 2010), at the June 25, 2010 closing price of PWI’s common stock of $5.95 per share (the “Seller Shares”). The Company discontinued its securities clearing services business but continued to provide operations outsourcing solutions aligned with the Securities Processing Solutions business.

Concurrent with entering into the Asset Purchase Agreement, the Company entered into the Outsourcing Services Agreement for an eleven-year term expiring in December 2022. Under the Outsourcing Services Agreement, Ridge provided securities processing and back-office support services to PFSI, including services for the clients acquired from Ridge and PWI’s existing clients. In January 2012, the Company completed the conversion of PWI’s U.S. and Canadian businesses and at the time projected annual revenues under the original terms of the Outsourcing Services Agreement were approximately $50.0 million. On October 11, 2011, Broadridge entered into an amendment agreement with PWI (the “Amendment Agreement”) to expand the scope of outsourcing support services that Ridge provided to PWI under the Outsourcing Services Agreement. The expanded services were expected to result in additional annual revenues to Broadridge of $8.0 million over the remaining term of the Outsourcing Services Agreement. The Company expected to commence providing the expanded services to PWI at various dates, and expected these services to be completely transitioned by July 1, 2013. Under the Amendment Agreement, in October 2011, Broadridge provided PWI with $7.0 million in consideration of the additional services and other amendments contemplated by the Amendment Agreement, and to defray the costs of PWI associated with the conversion to the Broadridge platform. To the extent that the expanded services provided less than $8.0 million of annualized fees to Broadridge by July 1, 2013, PWI would have been obligated to pay Broadridge an amount equal to the shortfall of such fees below $7.0 million by August 1, 2013. In addition, on October 11, 2011, PWI and Broadridge entered into an Amended and Restated Seller Note which converted the quarterly interest payment terms under the original Seller Note to the payment of interest on the maturity date of the Seller Note effective July 1, 2011.

On March 13, 2012, Broadridge and Ridge entered into a restructuring support agreement (the “Restructuring Support Agreement”) with Penson and certain holders of Penson’s outstanding indebtedness, which provided for proposed transactions related to the restructuring of Penson’s outstanding indebtedness (the “Restructuring”), including the Seller Note held by Broadridge. The consummation of the Restructuring was subject to the approval and acceptance of Penson’s debt holders, among other parties, and other conditions.

The Restructuring Support Agreement provided that Penson would offer to exchange the Seller Note for newly issued shares of Penson common stock which would have represented, together with Broadridge’s existing holdings in the Seller Shares, 9.9% of the outstanding common stock of Penson upon consummation of the Restructuring Support Agreement. See Note 11, “Other Non-current Assets,” for a discussion on the Seller Note and the Seller Shares.

In addition, in connection with the Restructuring, Broadridge and Penson agreed to enter into an amendment to the Outsourcing Services Agreement, which otherwise remained in place, to clarify or modify, as applicable, certain terms of the Outsourcing Services Agreement. The terms of this amendment were subject to the consummation of the Restructuring and the execution of a definitive amendment to the Outsourcing Services Agreement, and the reasonable acceptance of the terms of such amendment by the holders of a majority in principal amount of Penson’s outstanding indebtedness. On May 17, 2012, the Restructuring Support Agreement terminated automatically pursuant to its terms as PWI did not launch the proposed exchange offer as contemplated under the Restructuring Support Agreement.

On June 5, 2012, the Company entered into a ten-year master services agreement (the “Apex MSA”) with Apex Clearing Corporation (“Apex Clearing”) under which Broadridge will perform outsourcing services for Apex Clearing consistent with the securities processing and back-office support services it had previously performed for Penson. The Apex MSA was part of a series of related transactions involving Broadridge, Penson, PEAK6 Investments, L.P. (“PEAK6”) and Apex Clearing Holdings LLC (“Apex Holdings”), an entity created by Penson and PEAK6 to provide clearing and related services to Penson’s U.S. securities correspondents. As part of the series of related transactions, Broadridge transferred ownership of its broker-dealer subsidiary, Ridge, to Apex Holdings and Ridge was renamed Apex Clearing Corporation. Penson’s U.S. broker-dealer subsidiary, PFSI, then sold its U.S. clearing contracts to Apex Clearing. These related transactions were all consummated on June 5, 2012.

The transfer of Ridge to Apex Holdings was made pursuant to a purchase and sale agreement entered into by Broadridge and its subsidiary, Broadridge Securities Processing Solutions, Inc., on May 31, 2012 (the “Purchase and Sale Agreement”). Under the Purchase and Sale Agreement, Broadridge transferred ownership of Ridge, excluding certain assets and liabilities relating to its ongoing outsourcing business, to Apex Holdings, for a purchase price approximately equal to the amount of regulatory net capital transferred with Ridge, an amount that was not material to Broadridge. As a result of consummation of the transfer, Ridge is a wholly owned subsidiary of Apex Holdings and has been renamed Apex Clearing Corporation.

Broadridge’s fees under the Apex MSA are based on a percentage of Apex Clearing’s revenues, and the Apex MSA provides for a termination fee to be paid to Broadridge in the event it is terminated by Apex Clearing for convenience during its term. In addition, Broadridge has agreed that in the event PFSI becomes incapable of performing transition outsourcing services for Apex Clearing under a transition services agreement between PFSI and Apex Clearing during a transition period not to exceed 24 months, Broadridge will perform those transition outsourcing services.

In addition, on June 5, 2012, Broadridge, Ridge (prior to its transfer to Apex Holdings) and Broadridge Financial Solutions (Canada), Inc. entered into a termination and mutual release agreement with Penson, PFSI and Penson Financial Services Canada, Inc. (“PFSC”) (the “Termination Agreement”), thereby terminating certain schedules including the U.S. schedule (the “U.S. Schedule”) to the Outsourcing Services Agreement.

The Termination Agreement: (i) terminates the schedules under the Outsourcing Services Agreement, including the U.S. Schedule, other than to the extent necessary to provide any transition services that may be required under the Apex MSA and for Broadridge to continue to service Penson’s Canadian subsidiary, PFSC; and (ii) terminates, discharges and releases in full Penson’s obligations, including all obligations to make principal and interest payments, under the Seller Note. The Termination Agreement also provides that Penson and Broadridge mutually release all claims arising under the Outsourcing Services Agreement, provided that Broadridge will retain claims of up to $20 million under the Outsourcing Services Agreement against PFSC while Penson will retain all of its rights under the Outsourcing Services Agreement to defend any such claims against PFSC.

On June 5, 2012, as a result of the termination of the U.S. Schedule to the Outsourcing Services Agreement, Broadridge made the determination to impair the deferred client conversion and start-up costs associated with the Outsourcing Services Agreement (the “Deferred Costs”). The charge taken by the Company on the Deferred Costs was $47.2 million for the fiscal year ended June 30, 2012 (see Note 11, “Other Non-current Assets”), representing all deferred costs associated with the Outsourcing Services Agreement with Penson. In addition, as a result of the termination of the U.S. Schedule to the Outsourcing Services Agreement on June 5, 2012, Broadridge’s obligation to pay or credit to Penson fees in the amount of $15.1 million related to a third party vendor’s services that were replaced by the Outsourcing Services Agreement was extinguished (see Note 12, “Accrued Expenses and Other Current Liabilities”).

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

The following summarized financial information related to the securities clearing services business has been segregated from continuing operations and reported as discontinued operations:

	Years ended June 30,
	2012	2011	2010
	($ in millions)
Revenues	$—	$2.9	$74.3

Earnings (loss) from discontinued operations, before net loss on disposal	$—	$—	$—
Income tax benefit (expense)	—	—	—

Net earnings (loss) from discontinued operations, before loss on disposal	—	—	—
Loss on disposal of assets of discontinued operations, net of tax benefit for the fiscal years ended June 30, 2012, 2011 and 2010 of $1.0 and $1.3 and $20.2, respectively	(1.4)	(2.2)	(35.1)

Loss from discontinued operations, net of tax benefit	$(1.4)	$(2.2)	$(35.1)

NOTE 9. PROPERTY, PLANT AND EQUIPMENT, NET

Depreciation and amortization expense for Property, plant and equipment was $36.3 million, $36.1 million, and $32.3 million for the three fiscal years ended June 30, 2012, 2011 and 2010, respectively. Property, plant and equipment at cost and accumulated depreciation at June 30, 2012 and 2011 are as follows:

	June 30,
	2012	2011
	($ in millions)
Property, plant and equipment:
Land and buildings	$4.5	$4.4
Equipment	255.1	242.9
Furniture, leaseholds and other	159.3	157.3

	418.9	404.6
Less: Accumulated depreciation	(339.9)	(321.5)

Property, plant and equipment, net	$79.0	$83.1

NOTE 10. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in Goodwill for the fiscal years ended June 30, 2012 and 2011 are as follows:

	Investor Communication Solutions	Securities Processing Solutions	Total
	($ in millions)
Balance as of July 1, 2010	$303.1	$206.4	$509.5
Additions	213.6	—	213.6
Cumulative translation adjustments	0.1	12.4	12.5

Balance as of June 30, 2011	516.8	218.8	735.6
Additions	—	64.0	64.0
Other	(14.3)	—	(14.3)
Cumulative translation adjustments	(0.1)	(5.2)	(5.3)

Balance as of June 30, 2012	$502.4	$277.6	$780.0

During fiscal year 2010, the Company sold the contracts of substantially all of its securities clearing clients. As a result, goodwill of $29.3 million in the former Clearing and Outsourcing Solutions segment was reclassified to Assets of discontinued operations and subsequently written off in fiscal year 2010 as a result of the sale of this business (see Note 8, “Discontinued Operations”).

Other includes a $9.3 million decrease to goodwill related to the disposition of the non-controlling interest of a subsidiary related to our January 2011 acquisition of Matrix.

During fiscal years 2012, 2011 and 2010, the Company performed the required impairment tests of Goodwill under ASC No. 350 and determined that there was no impairment other than as noted above.

Intangible assets at cost and accumulated amortization at June 30, 2012 and 2011 are as follows:

	June 30,
	2012			2011
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
	($ in millions)
Software and software licenses	$123.8	$(63.3)	$60.5	$120.8	$(59.3)	$61.5
Customer contracts and lists	102.3	(29.5)	72.8	94.7	(19.5)	75.2
Other intangibles	15.1	(5.1)	10.0	13.0	(2.5)	10.5

	$241.2	$(97.9)	$143.3	$228.5	$(81.3)	$147.2

In fiscal year 2012, accumulated amortization was reduced by $20.4 million of asset retirements related to fully depreciated intangibles.

Other intangibles consist primarily of purchased rights, covenants, patents, and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of the intangible assets is 5.8 years (4.2 years for software and software licenses, 7.5 years for customer contracts and lists and 4.9 years for other intangibles). Amortization of intangibles totaled $37.0 million, $21.8 million, and $9.0 million for fiscal years 2012, 2011, and 2010, respectively. Estimated remaining amortization expenses of the Company’s existing intangible assets for the next five fiscal years and thereafter are as follows:

Years Ending June 30,	($ in millions)
2013	$32.8
2014	25.6
2015	21.6
2016	18.8
2017	16.0
Thereafter	28.5

NOTE 11. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	June 30,
	2012	2011
	($ in millions)
Deferred client conversion and start-up costs	$115.9	$125.8
Deferred data center costs	52.2	5.7
Note receivable	—	20.6
Long-term investments	12.6	18.1
Long-term broker fees	11.4	13.6
Other	15.8	2.9

Total	$207.9	$186.7

Deferred Client Conversion and Start-up Costs

Included in Deferred client conversion and start-up costs during the fiscal year ended June 30, 2012 were $47.2 million of deferred client conversion and start-up costs associated with the Outsourcing Services Agreement with Penson (see Note 8, “Discontinued Operations”). In reviewing these assets for impairment, management considered: (1) the terms and conditions of the Outsourcing Services Agreement, (2) PWI’s progress toward its stated financial improvement plan and the anticipated improvement to its overall financial condition, (3) the outlook for PWI’s business, and (4) the payment status of the Company’s trade account receivables with Penson. In addition, the Company used its best efforts to calculate the probability of the Company realizing potential weighted undiscounted cash flows related to the Outsourcing Services Agreement based on the occurrence of a number of various scenarios. On June 5, 2012, as a result of the termination of the U.S. Schedule to the Outsourcing Services Agreement, Broadridge determined that a material charge for impairment would be taken on the deferred costs associated with the Outsourcing Services Agreement. The charge taken by the Company on the Deferred Costs was $47.2 million for the fiscal year ended June 30, 2012, representing all deferred costs associated with the Outsourcing Services Agreement with Penson.

Note Receivable

The Note receivable refers to the Seller Note in the principal amount of $20.6 million issued by PWI to Broadridge as part of the consideration in the sale of the Ridge clearing contracts to Penson (see Note 8, “Discontinued Operations”). On March 13, 2012, Broadridge and Ridge entered into a Restructuring Support Agreement with PWI and certain of its subsidiaries, which provided for proposed transactions related to the restructuring of Penson’s outstanding indebtedness, including the Seller Note. As part of PWI’s debt restructuring, Broadridge agreed to cancel this note receivable in exchange for additional shares of PWI’s common stock, and the Company recorded a $21.4 million charge during the fiscal year ended June 30, 2012, which included $0.8 million of accrued interest on the Seller Note. On May 17, 2012, the Restructuring Support Agreement terminated automatically pursuant to its terms as PWI did not launch the proposed exchange offer as contemplated under the Restructuring Support Agreement.

Long-term Investments

Included in Long-term investments during the fiscal year ended June 30, 2012 was the Company’s investment of 2,455,627 shares in the common stock of PWI (see Note 8, “Discontinued Operations”). In estimating other-than-temporary impairment losses, management’s policy considers, but is not limited to, the following: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s review, factoring in the level of decline in the fair value of the PWI common stock, management determined that the market value of the PWI common stock may not equal or exceed the cost basis of the Company’s investment within a reasonable period of time. After consideration of the severity and duration of this decline in fair value, as well as the reasons for the decline in value, the Company determined that there was an “other-than-temporary” impairment (“OTTI”) related to the Company’s investment in PWI common stock, for which the Company recorded a $12.5 million charge during the fiscal year ended June 30, 2012 and wrote down the cost basis of this investment to zero.

NOTE 12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30,
	2012	2011
	($ in millions)
Employee compensation and benefits	$139.6	$102.1
Accrued broker fees	38.6	40.6
Accrued income taxes	42.9	23.7
Accrued dividend payable	19.9	18.2
Other	19.6	45.7

Total	$260.6	$230.3

As a result of the termination of the U.S. Schedule to the Outsourcing Services Agreement on June 5, 2012, Broadridge’s obligation to pay or credit to Penson fees in the amount of $15.1 million related to a third party vendor’s services that were replaced by the Outsourcing Services Agreement was extinguished. $9.7 million of this obligation was previously included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

NOTE 13. BORROWINGS

Revolving Credit and Term Loan Facilities: On March 29, 2007, the Company entered into a $1,190.0 million senior unsecured credit facility, consisting of a $440.0 million five-year term loan, a $500.0 million five-year revolving credit facility and a $250.0 million one-year revolving credit facility. In May 2007, the Company refinanced the $250.0 million one-year revolving credit facility through an offering of $250.0 million of 6.125% Senior Notes discussed below. Borrowings under the five-year term loan facility bore interest at LIBOR plus 40 to 90 basis points based on debt ratings at the time of the borrowing. The five-year term loan facility was subject to interest at LIBOR plus 40 basis points as of June 30, 2011. Borrowings under the five-year revolving credit facility bore interest at LIBOR plus 27 to 75 basis points based on debt ratings and the utilization percentage of the facility at the time of the borrowing. At June 30, 2011, the Company had outstanding borrowings of $200.0 million on the five-year revolving credit facility and $200.0 million on the five-year term loan facility.

Fiscal 2012 Credit Facilities: On September 22, 2011, the Company entered into a $990.0 million senior unsecured credit facility, consisting of a $490.0 million five-year term loan facility (the “Fiscal 2012 Term Loan”) and a $500.0 million five-year revolving credit facility (the “Fiscal 2012 Revolving Credit Facility”) (collectively the “Fiscal 2012 Credit Facilities”). Borrowings under the Fiscal 2012 Term Loan and Fiscal 2012 Revolving Credit Facility bear interest at LIBOR plus 125 basis points. The Fiscal 2012 Revolving Credit facility also has an annual facility fee equal to 15 basis points, on the unused portion of the facility. The Company incurred $3.0 million in debt issuance costs to establish the Fiscal 2012 Credit Facilities, of which $0.1 million of these costs were expensed as incurred and $2.9 million of these costs have been capitalized in Other non-current assets in the Consolidated Balance Sheets and will be amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the terms of these facilities. At June 30, 2012, $0.4 million had been amortized related to the Fiscal 2012 Credit Facilities.

The Company used a portion of the Fiscal 2012 Term Loan proceeds to repay $200.0 million of outstanding borrowing under the previous five-year term loan and $200.0 million of outstanding borrowing under the previous five-year revolving credit facility. The previous five-year term loan facility and the previous five-year revolving credit facility both had expiration dates of March 2012 and were cancelled upon repayment in September 2011. The weighted-average interest rate on the previous five-year term loan facility was 0.65% and 0.77% for the fiscal years ended June 30, 2012 and 2011, respectively. The weighted-average interest rate on the previous five-year revolving credit facility was 0.51% and 0.57% for the fiscal years ended June 30, 2012 and 2011, respectively.

The Fiscal 2012 Term Loan contains a repayment schedule that requires the Company to make minimum principal repayments on the loan of $12.3 million, on a quarterly basis, commencing with the first payment due by March 31, 2013, and the final payment due by June 30, 2016, for a total repayment of $171.5 million before the balance of the loan becomes due in September 2016.

During the fiscal year ended June 30, 2012, the Company repaid $90.0 million of the $490.0 million of borrowings under the Fiscal 2012 Term Loan. Under the terms of the Fiscal 2012 Term Loan agreement, any prepayment of a term borrowing shall be applied to reduce the subsequent scheduled repayment, in direct order of maturity, with no prepayment penalty. At June 30, 2012, the Company had met the repayment requirements on the Fiscal 2012 Term Loan through September 30, 2014. Under the terms of the Fiscal 2012 Term Loan agreement, as a portion of the outstanding borrowing is paid down, the total borrowing capacity is reduced commensurately, leaving a borrowing capacity of $400.0 million at June 30, 2012. The weighted-average interest rate on the Fiscal 2012 Term Loan was 1.54% for the fiscal year ended June 30, 2012.

The Fiscal 2012 Credit Facilities are subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At June 30, 2012, the Company is not aware of any instances of any non-compliance with the financial covenants of the Fiscal 2012 Credit Facilities. The carrying value of the Fiscal 2012 Term Loan approximates fair value.

Senior Notes: In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Senior Notes”). The Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At June 30, 2012, the Company is not aware of any instances of non-compliance with the financial covenants of the indenture governing the Senior Notes. The indenture also contains covenants regarding the purchase of the Senior Notes upon a change of control triggering event. The Senior Notes are senior unsecured obligations of the Company and rank equally with our other senior indebtedness. The Company may redeem the Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Senior Notes. These costs have been capitalized and will be amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the ten-year term. At June 30, 2012, $0.8 million had been amortized related to the Senior Notes. The fair value of the fixed-rate Senior Notes at June 30, 2012 was $137.6 million based on quoted market prices.

Available Capacity: As of June 30, 2012, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Unused Available Capacity
		($ in millions)
Long-term debt
Fiscal 2012 Term Loan	September 2016	$400.0	$400.0	$—
Fiscal 2012 Revolving Credit Facility	September 2016	500.0	—	500.0
Senior Notes	June 2017	124.4	124.4	—

Total debt		$1,024.4	$524.4	$500.0

In addition, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest at LIBOR plus 250 basis points. As of June 30, 2012 and 2011, respectively, no amounts were outstanding under these lines of credit.

NOTE 14. STOCK-BASED COMPENSATION

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

Time-based Restricted Stock: The Company has a time-based restricted stock program under which shares of common stock have been issued to certain key employees. These shares are restricted as to transfer and in certain circumstances must be returned to the Company at the original purchase price. The Company records stock compensation expense relating to the issuance of time-based restricted stock over the period during which the transfer restrictions exist, which is up to five years from the date of grant. The value of the Company’s time-based restricted stock, based on market prices, is recognized as compensation expense over the restriction period on a straight-line basis. There are no shares of time-based restricted stock outstanding at June 30, 2012.

Performance-based Restricted Stock: The Company has a performance-based restricted stock program under which shares of common stock will be issued to certain key employees upon the achievement, by the Company, of specific performance metrics. When it is probable that the performance metrics will be achieved, the Company records stock compensation expense for performance-based restricted stock on a straight-line basis over the performance period, plus a subsequent vesting period, which typically totals approximately two and one-half years from the date of grant. Certain performance-based equity awards granted to non-U.S. employees are to be settled in cash. The Company records a liability for these performance-based equity awards. The liability and the corresponding stock compensation expense are adjusted to reflect the Company’s closing stock price as of the end of each reporting period. There are no shares of performance-based restricted stock outstanding at June 30, 2012.

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

The activity related to the Company’s incentive equity awards for the fiscal years ended June 30, 2012, 2011 and 2010 consisted of the following:

	Stock Options		Time-based RSUs		Performance-based RSUs
	Number of Options	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balances at July 1, 2009	18,659,152	$18.86	1,958,112	$16.35	533,400	$15.72
Granted	1,751,500	22.94	1,005,598	18.65	407,043	18.64
Exercised(a)	(2,905,972)	18.46	—	—	—	—
Vesting of RSUs(b)	—	—	(982,805)	17.88	(266,634)	18.34
Expired/forfeited	(135,468)	19.93	(96,735)	21.51	(2,950)	16.27

Balances at June 30, 2010	17,369,212	$19.33	1,884,170	$16.52	670,859	$16.45
Granted	284,150	22.53	1,044,004	21.59	359,253	21.64
Exercised(a)	(2,488,648)	19.22	—		—	—
Vesting of RSUs(b)	—	—	(901,654)	14.22	(321,388)	14.03
Expired/forfeited	(1,389,988)	24.05	(94,517)	19.40	—	—

Balances at June 30, 2011	13,774,726	$18.94	1,932,003	$20.19	708,724	$20.18
Granted	1,057,538	24.01	1,142,616	18.37	342,628	17.61
Exercised(a)	(2,151,613)	18.52	—	—	—	—
Vesting of RSUs(b)	—	—	(887,892)	18.68	(279,028)	18.68
Expired/forfeited	(299,163)	20.03	(161,158)	19.91	(69,129)	18.73

Balances at June 30, 2012(c)	12,381,488	$19.42	2,025,569	$19.61	703,195	$20.39

(a)	Stock options exercised during the fiscal years ended June 30, 2012, 2011 and 2010 had intrinsic values of $9.7 million, $8.7 million and $10.1 million, respectively.

(b)	Time-based restricted stock units that vested during the fiscal years ended June 30, 2012, 2011 and 2010 had a total fair value of $20.9 million, $20.6 million and $20.8 million, respectively. Performance-based restricted stock units that vested during the fiscal years ended June 30, 2012, 2011 and 2010 had a total fair value of $6.7 million, $7.4 million and $5.7 million, respectively.

(c)	As of June 30, 2012, the Company’s outstanding “in the money” stock options using the fiscal year-end share price of $21.27 (approximately 8.3 million shares) had an aggregate intrinsic value of $30.3 million. As of June 30, 2012, time-based restricted stock units and performance-based restricted stock units expected to vest using the fiscal year-end share price of $21.27 (approximately 2.0 million and 0.6 million shares, respectively) had an aggregate intrinsic value of $42.2 million and $12.1 million, respectively.

The tables below summarizes information regarding the Company’s outstanding and exercisable stock options as of June 30, 2012:

	Outstanding Options
	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Range of Exercise Prices
$0.01 to $14.00	760,756	4.13	$13.80
$14.01 to $16.00	1,318,713	2.87	$15.71
$16.01 to $18.00	2,090,179	3.19	$17.34
$18.01 to $20.00	3,488,451	3.94	$18.76
$20.01 to $22.00	2,051,082	6.79	$21.42
$22.01 to $24.00	1,318,420	6.84	$22.93
$24.01 to $26.00	1,353,887	9.05	$24.65

	12,381,488	5.05	$19.42

	Exercisable Options
Range of Exercise Prices	Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01 to $14.00	733,356	4.04	$13.80
$14.01 to $16.00	1,318,713	2.87	$15.71
$16.01 to $18.00	2,065,379	3.15	$17.34
$18.01 to $20.00	3,438,211	3.92	$18.76
$20.01 to $22.00	1,633,777	6.65	$21.35
$22.01 to $24.00	1,026,262	6.46	$22.95
$24.01 to $26.00	255,549	7.61	$25.67

	10,471,247	4.41	$18.73

Stock-based compensation expense of $28.3 million, $30.0 million, and $27.3 million was recognized in earnings from continuing operations in the Consolidated Statements of Earnings for the fiscal years ended June 30, 2012, 2011 and 2010, respectively, as well as related tax benefits of $10.4 million, $11.3 million, and $10.4 million, respectively.

As of June 30, 2012, the total remaining unrecognized compensation cost related to non-vested stock options and RSU awards amounted to $5.1 million and $25.9 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 3.2 years and 1.5 years, respectively.

The following table presents the assumptions used to determine the fair values of the stock option grants using the Binomial options pricing model during the fiscal years ended June 30, 2012, 2011 and 2010:

	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010
Risk-free interest rate	1.4%	3.1%	2.9% - 3.2%
Dividend yield	2.6%	2.7%	2.5% - 2.6%
Weighted-average volatility factor	28.1%	31.4%	32.1% - 33.0%
Weighted-average expected life (in years)	6.6	7.1	6.1 - 6.9
Weighted-average fair value (in dollars)	$ 5.01	$ 6.07	$ 6.00

NOTE 15. EMPLOYEE BENEFIT PLANS

A. Defined Contribution Savings Plan. The Company approved a Broadridge sponsored 401(k) savings plan covering eligible full-time domestic employees of the Company. This plan provides a base contribution plus Company matching contributions on a portion of employee contributions. The costs recorded by the Company for this plan were $20.4 million, $18.8 million and $18.2 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

B. Defined Benefit Pension Plans. The Company sponsors a Supplemental Officer Retirement Plan (the “Broadridge SORP”). The Broadridge SORP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. The amount charged to expense for the Broadridge SORP was $2.4 million, $1.6 million and $1.2 million during the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The Broadridge SORP is currently unfunded, and the benefit obligation under this plan was $15.7 million, $11.1 million and $7.6 million at June 30, 2012, 2011 and 2010, respectively.

The Company also sponsors a Supplemental Executive Retirement Plan (the “Broadridge SERP”). The Broadridge SERP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key executives upon retirement based upon the executives’ years of service and compensation. The amount charged to expense for the Broadridge SERP was $0.3 million, $0.2 million and $0.2 million during the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The Broadridge SERP is currently unfunded, and the benefit obligation under this plan was $1.3 million, $0.6 million and $0.3 million at June 30, 2012, 2011 and 2010, respectively.

C. Other Post-retirement Benefit Plan. The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The amount charged to expense under this plan was $0.3 million, $0.4 million and $0.4 million during the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The plan is currently unfunded, and the benefit obligation under this plan was $2.8 million, $3.1 million and $3.0 million at June 30, 2012, 2011 and 2010, respectively.

NOTE 16. INCOME TAXES

Earnings from continuing operations before income taxes shown below are based on the geographic location to which such earnings are attributable.

	Years Ended June 30,
	2012	2011	2010
	($ in millions)
Earnings from continuing operations before income taxes:
U.S.	$125.5	$196.2	$247.9
Foreign	75.4	73.5	94.2

	$200.9	$269.7	$342.1

The Provision for income taxes consists of the following components:

	Years Ended June 30,
	2012	2011	2010
	($ in millions)
Current:
U.S. Domestic	$53.3	$56.3	$76.5
Foreign	22.0	22.9	28.1
State	9.0	5.9	9.0

Total current	84.3	85.1	113.6
Deferred:
U.S. Domestic	(5.2)	20.0	0.6
Foreign	(1.1)	(1.5)	0.9
State	(2.1)	(5.7)	1.9

Total deferred	(8.4)	12.8	3.4

Total provision for income taxes	$75.9	$97.9	$117.0

	Years Ended June 30,
	2012	%	2011	%	2010	%
	($ in millions)
Provision for income taxes at U.S. statutory rate	$70.3	35.0	$94.4	35.0	$119.7	35.0
Increase in Provision for income taxes from:
State taxes, net of federal tax	4.8	2.4	3.6	1.3	8.6	1.6
Foreign taxes	(5.7)	(2.8)	(1.4)	(0.5)	(4.6)	(1.4)
Valuation allowances	3.2	1.6	(4.5)	(1.7)	(9.5)	(2.8)
Advance pricing agreement adjustment	—	—	4.9	1.9	—	—
Other	3.3	1.6	0.9	0.3	2.8	1.8

	$75.9	37.8	$97.9	36.3	$117.0	34.2

The Company’s effective tax rate for the fiscal year ended June 30, 2012 was 37.8% compared to 36.3% for the fiscal year ended June 30, 2011. The increase in the effective tax rate was primarily due to a $7.4 million one-time tax expense attributable to a valuation allowance on capital tax losses related to the PWI common stock and a write-off of certain state net operating loss carryforwards in fiscal year ended June 30, 2012.

As of June 30, 2012, the Company had approximately $280.3 million of earnings attributable to foreign subsidiaries. The Company considers such earnings as permanently reinvested outside the U.S. and, therefore, provides no additional taxes that could occur upon repatriation. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2012 and 2011 were as follows:

	June 30,
	2012	2011
	($ in millions)
Classification:
Current deferred tax assets (included in Other current assets)	$19.8	$16.0
Long-term deferred tax assets (included in Other non-current assets)	0.3	—
Current deferred tax liabilities (included in Accrued expenses and other current liabilities)	(0.5)	—
Long-term deferred tax liabilities	(63.2)	(71.3)

Net deferred tax liabilities	$(43.6)	$(55.3)

Components:
Deferred tax assets:
Accrued expenses not currently deductible	$3.4	$4.9
Depreciation	25.1	15.8
Compensation and benefits not currently deductible	49.6	43.2
Net operating and capital losses	33.5	36.3
Tax credits	1.9	1.2
Other	9.4	7.2

	122.9	108.6
Less: Valuation allowances	(14.7)	(12.1)

Deferred tax assets, net	108.2	96.5

Deferred tax liabilities:
Goodwill and identifiable intangibles	126.4	123.9
Net deferred expenses	21.6	23.9
Other	3.8	4.0

Deferred tax liabilities	151.8	151.8

Net deferred tax liabilities	$(43.6)	$(55.3)

The Company has estimated foreign net operating loss carryforwards of approximately $21.7 million as of June 30, 2012 of which $0.6 million expires in 2017 through 2027 and $21.1 million which has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $63.6 million which expire in 2018 through 2032.

The Company has recorded valuation allowances of $14.7 million and $12.1 million at June 30, 2012 and 2011, respectively, because the Company does not believe that it is more likely than not that it will be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings.

For fiscal years 2012 and 2011, the Company’s total amounts of unrecognized tax benefits were $62.6 million and $47.0 million, respectively. The change relates to tax positions taken for the current and prior tax year. The amount of the unrecognized tax benefits at June 30, 2012 that, if recognized, would affect the Company’s effective tax rate is approximately $22.7 million.

In the next twelve months, the Company expects to decrease its reserve for unrecognized tax benefits by approximately $7.0 million as a result of a transfer pricing settlement for the years 2007 through 2010 and certain state settlements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Fiscal Year Ended June 30,
	2012	2011	2010
	($ in millions)
Beginning balance	$47.0	$16.7	$11.5
Gross increase related to prior period tax positions	9.2	31.4	5.2
Gross increase related to current period tax positions	6.4	2.6	—
Gross decrease related to prior period tax positions – Statute expiration	—	(3.7)	—

Balance at June 30,	$62.6	$47.0	$16.7

The Company’s policy with respect to interest and penalties associated with uncertain tax positions is not to include them in income tax expense but include penalties as a component of other accrued expenses and interest in interest expense. During the fiscal years ended June 30, 2012, 2011 and 2010, the Company recognized approximately $1.0 million, $0.8 million and $0.8 million, respectively, in interest and penalties.

The Company is continuously subject to U.S. Federal, state and foreign income tax exams for the periods beginning March 31, 2007 through June 30, 2012.

NOTE 17. CONTRACTUAL COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS

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

The Company entered into a data center outsourcing services agreement with Automatic Data Processing, Inc. (“ADP”) before its spin-off from ADP in March 2007 under which ADP provided the Company with data center services consistent with the services provided to the Company immediately before the spin-off, provided that the operation of the data center is the sole responsibility of ADP. Among the principal services provided by the data center are information technology services and service delivery network services. The agreement with ADP provided for increasing volumes and the addition of new services over the term. Under the agreement, ADP was responsible for hosting the mainframe, midrange, open systems, and networks. Additionally, systems engineering, network engineering, hardware engineering, network operations, data center operations, application change management, and data center disaster recovery services were managed by ADP. The March 2007 agreement expired on June 30, 2012. The Company entered into a short-term extension of the agreement which expires on August 31, 2012. The Company expects to incur $6.3 million in costs in connection with the services to be provided during this term extension. For the fiscal years ended June 30, 2012, 2011 and 2010, the Company recorded expenses of $111.4 million, $110.4 million and $104.8 million, respectively, in the Consolidated Statements of Earnings related to the March 2007 agreement.

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM is providing certain aspects of the Company’s information technology infrastructure that are currently provided under a data center outsourcing services agreement with ADP. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing from ADP to IBM was substantially completed in June 2012, and is expected to be complete by August 31, 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement are $552.6 million through fiscal year 2022, the final year of the contract. For the fiscal years ended June 30, 2012 and 2011, the Company recorded expenses of $24.6 million and $6.3 million, respectively, in the Consolidated Statements of Earnings related to this agreement. The Company capitalized $47.0 million and $5.7 million of costs related to the build out of the IBM data center in Other non-current assets in fiscal years 2012 and 2011, respectively.

The Company has obligations under various facilities and equipment leases, software license agreements and data center outsourcing services agreements. Total expense under the above agreements was approximately $203.4 million, $181.3 million and $162.1 million in fiscal years 2012, 2011, and 2010, respectively, with minimum commitments under these obligations at June 30, 2012 as follows:

Years Ending June 30,	($ in millions)
2013	$109.8
2014	88.1
2015	78.7
2016	76.0
2017	72.6
Thereafter	273.6

$698.8

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.

As of June 30, 2012, the Company had purchase commitments of approximately $2.9 million comprised primarily of maintenance contracts, the majority of which relate to fiscal year 2013.

As of June 30, 2012, the Company had an outstanding letter of credit for $0.7 million. This letter of credit was issued in May 2007 to guarantee certain claim payments to a third-party insurance company in the event the Company does not pay its portion of the claims. No amounts were drawn on this letter of credit.

In addition, the Company has obligations under various facilities and equipment leases and software license agreements.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of

June 30, 2012 and June 30, 2011, respectively. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

Our operations outsourcing and mutual fund processing services are performed by registered broker-dealers. As registered broker-dealers and members of FINRA, they are subject to regulations concerning many aspects of their business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of their businesses or disqualification of their directors, officers or employees. In addition, as registered broker-dealers, they are required to participate in the Securities Investor Protection Corporation (“SIPC”) for the benefit of customers. In addition, MG Trust Company, LLC (“MG Trust”), a subsidiary of Matrix, is a Colorado State non-depository trust company whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. MG Trust operates pursuant to the rules and regulations of the Colorado Division of Banking.

NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is a measure of income that includes both Net earnings and Other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the Consolidated Balance Sheets in Stockholders’ equity. Other comprehensive income (loss) was $(12.6) million, $17.5 million and $(8.3) million in fiscal years 2012, 2011 and 2010, respectively. The accumulated balances for each component of Other comprehensive income (loss) are as follows:

	June 30,
	2012	2011	2010
	($ in millions)
Currency translation adjustments	$9.1	$22.9	$2.2
Unrealized (gain) loss on available-for-sale securities	0.2	(2.1)	—
Pension and post-retirement liability adjustment, net of taxes of $2.3, $3.1 and $2.4 at June 30, 2012, 2011 and 2010, respectively	(5.8)	(4.7)	(3.6)

Accumulated other comprehensive income (loss)	$3.5	$16.1	$(1.4)

NOTE 19. FINANCIAL DATA BY SEGMENT

The Company classifies its operations into the following two reportable segments: (1) Investor Communication Solutions and (2) Securities Processing Solutions. See Note 1, “Basis of Presentation” for a further discussion of the Company’s reportable segments. The primary components of “Other” are the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign exchange is a reconciling item between the actual foreign exchange rates and fiscal year 2012 budgeted foreign exchange rates. The prior fiscal years’ reportable segment Revenues and Earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal year 2012 budgeted foreign exchange rates, this adjustment represents a reconciling difference to Revenues and Earnings from continuing operations before income taxes.

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

For the year ended June 30, 2010, Assets included in Other includes the securities clearing activities formerly reported in the Clearing and Outsourcing Solutions segment that are now reported as assets of discontinued operations.

	Investor Communication Solutions	Securities Processing Solutions	Other	Foreign Exchange	Total
	($ in millions)
Year ended June 30, 2012
Revenues	$1,634.0	$655.5	$0.5	$13.5	$2,303.5
Earnings (loss) from continuing operations before income taxes	242.8	91.1	(146.8)	13.8	200.9
Assets	1,018.3	718.8	250.5	—	1,987.6
Capital expenditures	19.9	9.2	4.7	—	33.8
Depreciation and amortization	22.8	22.2	6.0	—	51.0
Amortization of acquired intangibles	16.3	5.9	—	—	22.2
Amortization of other assets	3.1	15.7	—	—	18.8
Year ended June 30, 2011
Revenues	$1,559.4	$593.6	$0.2	$13.7	$2,166.9
Earnings (loss) from continuing operations before income taxes	213.4	87.4	(41.3)	10.2	269.7
Assets	1,099.6	574.1	230.3	—	1,904.0
Capital expenditures	18.6	8.5	2.1	—	29.2
Depreciation and amortization	22.8	13.8	6.5	—	43.1
Amortization of acquired intangibles	10.9	3.4	—	—	14.3
Amortization of other assets	2.6	12.3	—	—	14.9
Year ended June 30, 2010
Revenues	$1,669.6	$535.9	$2.4	$1.3	$2,209.2
Earnings (loss) from continuing operations before income taxes	272.8	99.3	(34.1)	4.1	342.1
Assets	735.5	650.5	408.4	—	1,794.4
Capital expenditures	26.8	12.1	3.8	—	42.7
Depreciation and amortization	20.6	10.0	6.2	—	36.8
Amortization of acquired intangibles	2.6	1.9	—	—	4.5
Amortization of other assets	2.3	13.4	—	—	15.7

Revenues and assets by geographic area are as follows (assets for the U.S. for the fiscal year ended June 30, 2011 includes the securities clearing activities formerly reported in the Clearing and Outsourcing Solutions segment that were reported as assets of discontinued operations):

	United States	Canada	United Kingdom	Other	Total
	($ in millions)
Year ended June 30, 2012
Revenues	$1,997.8	$243.8	$24.3	$37.6	$2,303.5
Assets	$1,700.0	$108.8	$114.0	$64.8	$1,987.6
Year ended June 30, 2011
Revenues	$1,857.8	$251.5	$22.3	$35.3	$2,166.9
Assets	$1,639.7	$85.9	$115.4	$63.0	$1,904.0
Year ended June 30, 2010
Revenues	$1,929.6	$241.9	$13.9	$23.8	$2,209.2
Assets	$1,560.1	$67.0	$121.3	$46.0	$1,794.4

NOTE 20. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly results of operations for the fiscal years ended June 30, 2012 and 2011 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	($ in millions, except per share amounts)
Year ended June 30, 2012
Revenues	$476.4	$479.8	$547.0	$800.3
Gross profit	93.6	97.2	126.2	271.4
Earnings from continuing operations before income taxes	26.2	10.6	28.8	135.3
Net earnings	16.7	6.8	16.7	83.4
Basic EPS from continuing operations	0.14	0.05	0.15	0.67
Basic EPS	0.14	0.05	0.14	0.67
Diluted EPS from continuing operations	0.13	0.05	0.14	0.65
Diluted EPS	0.13	0.05	0.13	0.65
Year ended June 30, 2011
Revenues	$421.4	$442.3	$527.1	$776.1
Gross profit	84.8	85.7	120.5	258.8
Earnings from continuing operations before income taxes	20.9	16.5	51.1	181.2
Net earnings	13.3	10.4	29.7	116.2
Basic EPS from continuing operations	0.11	0.08	0.26	0.93
Basic EPS	0.11	0.08	0.24	0.94
Diluted EPS from continuing operations	0.10	0.08	0.25	0.91
Diluted EPS	0.10	0.08	0.23	0.92

*    *    *    *    *    *     *

Broadridge Financial Solutions, Inc.

Schedule II—Valuation and Qualifying Accounts

($ in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Fiscal year ended June 30, 2012:
Allowance for doubtful accounts:
Accounts receivable, net	$2,010	$5,076	$(547)	$6,539
Securities clearing receivables	$—	$—	$—	$—
Deferred tax valuation allowance	$12,100	$2,600	$—	$14,700
Fiscal year ended June 30, 2011:
Allowance for doubtful accounts:
Accounts receivable, net	$2,008	$2,216	$(2,214)	$2,010
Securities clearing receivables	$—	$—	$—	$—
Deferred tax valuation allowance	$15,900	$—	$(3,800)	$12,100
Fiscal year ended June 30, 2010:
Allowance for doubtful accounts:
Accounts receivable, net	$2,251	$3,016	$(3,259)	$2,008
Securities clearing receivables	$2,000	$—	$(2,000)	$—
Deferred tax valuation allowance	$25,700	$—	$(9,800)	$15,900

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer as of June 30, 2012, evaluated the effectiveness of our disclosure controls as defined in Rule 13a-15(e) under the Exchange Act. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2012 were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Management has performed an assessment of the effectiveness of Broadridge’s internal control over financial reporting as of June 30, 2012 based upon criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that Broadridge’s internal control over financial reporting was effective as of June 30, 2012.

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

August 9, 2012

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 9, 2012

BROADRIDGE FINANCIAL SOLUTIONS, INC.

By:	/s/ RICHARD J. DALY
Name:	Richard J. Daly
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD J. DALY Richard J. Daly	Chief Executive Officer and Director (Principal Executive Officer)	August 9, 2012

/S/ DAN SHELDON Dan Sheldon	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	August 9, 2012

/S/ LESLIE A. BRUN Leslie A. Brun	Chairman of the Board	August 9, 2012

/S/ ROBERT N. DUELKS Robert N. Duelks	Director	August 9, 2012

/S/ RICHARD J. HAVILAND Richard J. Haviland	Director	August 9, 2012

/S/ SANDRA S. JAFFEE Sandra S. Jaffee	Director	August 9, 2012

/S/ ALEXANDRA LEBENTHAL Alexandra Lebenthal	Director	August 9, 2012

/S/ STUART R. LEVINE Stuart R. Levine	Director	August 9, 2012

/S/ THOMAS J. PERNA Thomas J. Perna	Director	August 9, 2012

/S/ ALAN J. WEBER Alan J. Weber	Director	August 9, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)
2.1	Asset Purchase Agreement, dated as of November 2, 2009, by and among Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Penson Worldwide, Inc., and Penson Financial Services, Inc. (incorporated by reference to Exhibit 2.1 to Form 10-Q filed on February 4, 2010).(2)(3)

2.2	Stock Purchase Agreement, dated as of November 23, 2010, by and among the sellers named therein, Broadridge Investor Communication Solutions, Inc. and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K/A filed on May 19, 2011).(2)(3)

2.3	Escrow Agreement, dated as of January 7, 2011, by and among Capital One, N.A., Broadridge Investor Communication Solutions, Inc., the sellers named therein and Bluff Point Associates Corp. (incorporated by reference to Exhibit 2.2 to Form 8-K/A filed on May 19, 2011).(3)

3.1	Certificate of Incorporation of Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 2, 2007).

3.2	Amended and Restated By-laws of Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 7, 2007).

4.1	Indenture, dated as of May 29, 2007, by and between Broadridge Financial Solutions, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 30, 2007).

4.2	First Supplemental Indenture, dated as of May 29, 2007, by and between Broadridge Financial Solutions, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed on May 30, 2007).

4.3	Form of 6.125% Senior Note due 2017 dated May 29, 2007 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on May 30, 2007).

10.1	Separation and Distribution Agreement, dated as of March 20, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 21, 2007).

10.2	Tax Allocation Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 2, 2007).

10.3	Transition Services Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 2, 2007).

10.4	Data Center Outsourcing Services Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 2, 2007).

10.5	Intellectual Property Transfer Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.4 to Form 8-K filed on April 2, 2007).

10.6	Employee Matters Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.5 to Form 8-K filed on April 2, 2007).

10.7	Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.6 to Form 8-K filed on April 2, 2007).

Exhibit Number	Description of Exhibit(1)

10.8	Amendment No. 1 to the Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.26 to Form 10-K/A filed on October 27, 2010).

10.9	Amended and Restated Supplemental Officers Retirement Plan (incorporated by reference to Exhibit 10.27 to Form 10-K/A filed on October 27, 2010).

10.10	Change in Control Enhancement Agreement for Richard J. Daly (incorporated by reference to Exhibit 10.8 to Form 8-K filed on April 2, 2007).

10.11	Amendment No. 1 to Change in Control Enhancement Agreement for Richard J. Daly (incorporated by reference to Exhibit 10.28 to Form 10-K/A filed on October 27, 2010).

10.12	Change in Control Enhancement Agreement for John Hogan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on April 2, 2007).

10.13	Amendment No. 1 to Change in Control Enhancement Agreement for John Hogan (incorporated by reference to Exhibit 10.29 to Form 10-K/A filed on October 27, 2010).

10.14	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (Amended and Restated effective August 4, 2008) (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 14, 2008).

10.15	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (Amended and Restated effective August 4, 2008, as amended effective August 4, 2009) (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 20, 2009).

10.16	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (Amended and Restated effective August 4, 2008, as amended effective August 4, 2009 and August 3, 2010) (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 19, 2010).

10.17	Five-Year Credit Agreement, dated as of March 29, 2007, by and among Broadridge Financial Solutions, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, Citibank, N.A., as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.12 to Form 8-K filed on April 2, 2007).

10.18	Interim Credit Agreement, dated as of March 29, 2007, by and among Broadridge Financial Solutions, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.13 to Form 8-K filed on April 2, 2007).

10.19	Underwriting Agreement, dated as of May 23, 2007, by and among Broadridge Financial Solutions, Inc. and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives of the underwriters party thereto (incorporated by reference to Exhibit 1.1 to Form 8-K filed on May 30, 2007).

10.20	Revolving Credit Agreement, dated as of August 5, 2009, by and among Ridge & Outsourcing Solutions, Inc., Broadridge Financial Solutions, Inc., as guarantor, and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 6, 2009).

10.21	Collateral Pledge Agreement, dated as of August 5, 2009, by and between Ridge & Outsourcing Solutions, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 6, 2009).

10.22	Master Services Agreement, dated as of November 2, 2009, by and between Broadridge Financial Solutions, Inc. and Penson Worldwide, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q/A filed on June 10, 2010).(3)

Exhibit Number	Description of Exhibit(1)

10.23	Offer Letter by and between Broadridge Financial Solutions, Inc. and Timothy Gokey, dated as of March 15, 2010, (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 10, 2010).

10.24	Amendment No. 1, dated as of September 13, 2010, to the Offer Letter by and between Broadridge Financial Solutions, Inc. and Timothy Gokey, dated as of March 15, 2010 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 4, 2010).

10.25	Information Technology Services Agreement, dated as of March 31, 2010, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 10, 2010).(3)

10.26	Amendment Agreement, dated as of June 25, 2010, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Penson Worldwide, Inc., Penson Financial Services Ltd., Penson Financial Services Canada Inc., Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Broadridge Financial Solutions (Canada) Inc., and Ridge Clearing & Outsourcing Solutions Limited (incorporated by reference to Exhibit 10.22 to Form 10-K filed on August 12, 2010).(3)

10.27	Amendment, Assignment and Assumption Agreement, dated as of June 25, 2010, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Penson Worldwide, Inc., Penson Financial Services Ltd., Penson Financial Services Canada Inc., Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Broadridge Financial Solutions (Canada) Inc., and Ridge Clearing & Outsourcing Solutions Limited (incorporated by reference to Exhibit 10.23 to Form 10-K filed on August 12, 2010).(2)(3)

10.28	Amendment No. 1 to the Information Technology Services Agreement, dated as of June 25, 2010, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.24 to Form 10-K filed on August 12, 2010).(3)

10.29	2009 Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.30 to Form 10-K/A filed on October 27, 2010).

10.30	Broadridge Financial Solutions, Inc. Director Deferred Compensation Program (Amended and Restated Effective November 17, 2010) (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on February 8, 2011).

10.31	Broadridge Financial Solutions, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.31 to Form 10-K/A filed on October 27, 2010).

10.32	Broadridge Financial Solutions, Inc. Executive Deferred Compensation Plan (Amended and Restated effective June 15, 2011).

10.33	Amendment No. 3 to the Information Technology Services Agreement, dated as of April 15, 2011, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc.

10.34	Amendment No. 5 to the Information Technology Services Agreement, dated as of June 11, 2011, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc.(3)

10.35	Amendment to Broadridge Financial Solutions, Inc., 2007 Omnibus Award Plan effective August 2, 2011 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 3, 2011).

10.36	Amendment Agreement among SAI Holdings, Inc., Penson Financial Services, Inc., Penson Worldwide, Inc., Penson Financial Services Canada Inc., Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Broadridge Solutions (Canada) Inc., and Ridge Clearing & Outsourcing Solutions Limited (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 3, 2011).

Exhibit Number	Description of Exhibit(1)

10.37	Amended and Restated Seller Note, effective as of July 1, 2011, issued by Penson Worldwide, Inc. to Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 3, 2011).

10.38	Amendment No. 7 to the Information Technology Services Agreement dated October 10, 2011 by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed February 7, 2012). (3)

10.39	Purchase and Sale Agreement dated as of May 31, 2012 by and among Broadridge Financial Solutions, Inc., Broadridge Securities Processing Solutions, Inc. and Apex Clearing Holdings LLC.(2)

10.40	Termination and Mutual Release Agreement entered into on June 5, 2012 by and among Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Broadridge Financial Solutions (Canada), Inc., Penson Worldwide, Inc., Penson Financial Services, Inc., and Penson Financial Services Canada, Inc.

10.41	Master Services Agreement entered into on June 5, 2012 between Broadridge Financial Solutions, Inc. and Apex Clearing Corporation.(3)

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics for the Company’s Principal Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 99.1 to Form 8-K filed on August 2, 2007).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Annual Report on Form 10-K for the fiscal years ended June 30, 2011, 2010 and 2009, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of earnings for the fiscal years ended June 30, 2011, 2010 and 2009, (ii) consolidated balance sheets as of June 30, 2011 and 2010, (iii) consolidated statements of cash flows for the fiscal years ended June 30, 2011, 2010 and 2009, (iv) consolidated statements of stockholders’ equity for the fiscal years ended June 30, 2011, 2010 and 2009 and (v) the notes to the consolidated financial statements.

(1)	The SEC File No. for the Company’s Form 8-K Reports referenced is 001-33220.

(2)	Schedules to the Asset Purchase Agreement filed as Exhibit 2.1, as amended by the Amendment, Assignment and Assumption Agreement filed as Exhibit 10.23, and the Stock Purchase Agreement filed as Exhibit 2.2, and the Purchase and Sale Agreement filed as Exhibit 10.39 have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted schedules upon request by the Securities and Exchange Commission.

(3)	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.