Form 10-Q
period 2012-09-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2012-11-06
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 31, 2012 was 122,225,214.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Revenues	$495.8	$476.4

Cost of revenues	390.0	382.8
Selling, general and administrative expenses	72.9	64.7
Other expenses, net	4.3	2.7

Total expenses	467.2	450.2

Earnings from continuing operations before income taxes	28.6	26.2
Provision for income taxes	10.3	9.5

Net earnings from continuing operations	18.3	16.7
Loss from discontinued operations, net of tax benefit	—	—

Net earnings	$18.3	$16.7

Basic earnings per share:
Basic earnings per share from continuing operations	$0.15	$0.14
Basic earnings per share from discontinued operations	—	—

Basic earnings per share	$0.15	$0.14

Diluted earnings per share:
Diluted earnings per share from continuing operations	$0.14	$0.13
Diluted earnings per share from discontinued operations	—	—

Diluted earnings per share	$0.14	$0.13

Weighted-average shares outstanding:
Basic	124.0	123.7
Diluted	127.1	126.7
Dividends declared per common share	$0.18	$0.16

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Net earnings	$18.3	$16.7

Other comprehensive income (loss), net:
Foreign currency translation adjustments	5.1	(1.0)
Net unrealized gains (losses) on available-for-sale securities, net of taxes of ($0.2) and $2.1 at September 30, 2012 and 2011, respectively	0.3	(3.4)
Pension and post-retirement liability adjustment, net of taxes of $0.4 at September 30, 2012	(0.6)	—

Total other comprehensive income (loss)	4.8	(4.4)

Comprehensive income	$23.1	$12.3

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	September 30, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$211.8	$320.5
Accounts receivable, net of allowance for doubtful accounts of $6.5 and $6.5, respectively	321.4	370.7
Other current assets	87.7	86.2

Total current assets	620.9	777.4
Property, plant and equipment, net	76.3	79.0
Goodwill	781.8	780.0
Intangible assets, net	135.2	143.3
Other non-current assets	216.3	207.9

Total assets	$1,830.5	$1,987.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$88.9	$102.2
Accrued expenses and other current liabilities	174.1	260.6
Deferred revenues	50.6	47.5

Total current liabilities	313.6	410.3
Long-term debt	524.4	524.4
Deferred taxes	61.1	63.2
Deferred revenues	36.9	38.3
Other non-current liabilities	105.0	100.9

Total liabilities	1,041.0	1,137.1

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 153.4 and 152.9 shares, respectively; outstanding, 122.1 and 124.8 shares, respectively	1.5	1.5
Additional paid-in capital	753.3	739.4
Retained earnings	682.5	686.1
Treasury stock—at cost, 31.3 and 28.1 shares, respectively	(656.1)	(580.0)
Accumulated other comprehensive income	8.3	3.5

Total stockholders’ equity	789.5	850.5

Total liabilities and stockholders’ equity	$1,830.5	$1,987.6

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net earnings	$18.3	$16.7
Adjustments to reconcile Net earnings to Net cash flows (used in) provided by operating activities:
Depreciation and amortization	13.5	11.2
Amortization of acquired intangibles	5.5	5.2
Amortization of other assets	5.5	4.3
Deferred income taxes	(5.0)	(4.4)
Stock-based compensation expense	4.5	5.5
Excess tax benefits from the issuance of stock-based compensation awards	(0.8)	(0.1)
Other	5.1	(1.1)
Changes in operating assets and liabilities:
Current assets and liabilities:
Decrease in Accounts receivable, net	51.4	82.9
Decrease in Other current assets	0.5	7.3
Decrease in Accounts payable	(13.3)	(26.1)
Decrease in Accrued expenses and other current liabilities	(87.9)	(65.2)
Increase (decrease) in Deferred revenues	0.8	(11.0)
Non-current assets and liabilities:
Increase in Other non-current assets	(15.7)	(12.9)
Increase in Other non-current liabilities	2.0	11.0

Net cash flows (used in) provided by operating activities of continuing operations	(15.6)	23.3

Cash Flows From Investing Activities
Capital expenditures	(6.4)	(4.1)
Purchases of intangibles	(1.7)	(2.5)
Acquisitions, net of cash acquired	—	(72.7)

Net cash flows used in investing activities of continuing operations	(8.1)	(79.3)

Cash Flows From Financing Activities
Proceeds from issuance of Long-term debt	—	490.0
Payment on Short-term borrowings	—	(400.0)
Dividends paid	(20.3)	(18.5)
Proceeds from exercise of stock options	9.8	7.3
Purchases of Treasury stock	(76.1)	(9.8)
Other financing transactions	(1.1)	0.3
Excess tax benefits from the issuance of stock-based compensation awards	0.8	0.1
Cost related to issuance of Long-term debt	—	(2.5)

Net cash flows (used in) provided by financing activities of continuing operations	(86.9)	66.9

Cash flows from discontinued operations:
Cash flows provided by operating activities	—	—
Cash flows used in financing activities	—	—

Net cash provided by discontinued operations	—	—

Effect of exchange rate changes on Cash and cash equivalents	1.9	0.4

Net change in Cash and cash equivalents	(108.7)	11.3
Cash and cash equivalents, beginning of period	320.5	241.5
Cash and cash equivalents of discontinued operations, beginning of period	—	—

Cash and cash equivalents, end of period	211.8	252.8
Less Cash and cash equivalents from discontinued operations, end of period	—	—

Cash and cash equivalents of continuing operations, end of period	$211.8	$252.8

Supplemental disclosure of cash flow information:
Cash payments made for interest	$1.5	$0.7
Cash payments made for income taxes	$39.6	$33.0
Non-cash investing and financing activities:
Dividends payable	$1.6	$1.3
Property, plant and equipment	$0.5	$0.3

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

(Tabular dollars in millions, except per share amounts)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge®” or the “Company”), a Delaware corporation, is a leading global provider of investor communication solutions and securities processing and operations outsourcing solutions to the financial services industry. The Company classifies its continuing operations into the following two reportable segments:

•

Investor Communication Solutions—A large portion of Broadridge’s Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge®, its innovative electronic proxy delivery and voting solution for institutional investors, helps ensure the participation of the largest stockholders of many companies. Broadridge also provides the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help its clients meet their regulatory compliance needs. In addition, Broadridge provides financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance its clients’ communications with investors. All of these communications are delivered in paper or electronic form. In addition, Broadridge provides registered proxy services and stock transfer and record keeping services to corporate issuers. In August 2010, Broadridge acquired NewRiver®, Inc., a leader in mutual fund electronic investor disclosure solutions. In December 2010, Broadridge acquired Forefield®, Inc., a leading provider of real-time sales, education, and client communication solutions for financial institutions and their advisors. In January 2011, Broadridge acquired Matrix Financial Solutions, Inc. (“Matrix”), an independent provider of mutual fund processing solutions for the defined contribution market.

•

Securities Processing Solutions—Broadridge offers a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, and accounting. Broadridge’s services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With multi-currency capabilities, its Global Processing Solution supports real-time global trading of equity, option, mutual fund and fixed income securities in established and emerging markets. In addition, its operations outsourcing solutions allow broker-dealers to outsource certain administrative functions relating to clearing and settlement, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their businesses. In September 2011, Broadridge acquired Paladyne Systems, Inc. (“Paladyne”), a provider of buy-side technology solutions for the global investment management industry.

B. Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). These financial statements present the condensed consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “2012 Annual Report”) filed on August 9, 2012 with the Securities and Exchange Commission (the “SEC”). These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with U.S. GAAP of the Company’s financial position at September 30, 2012 and June 30, 2012, the results of its operations for the three months ended September 30, 2012 and 2011 and its cash flows for the three months ended September 30, 2012 and 2011.

C. Use of Estimates. The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes thereto. Actual results may differ from those estimates.

D. Cash and Cash Equivalents. Investment securities with an original maturity of 90 days or less are considered cash equivalents. The fair value of the Company’s cash and cash equivalents approximates carrying value.

E. Financial Instruments. Substantially all of the financial instruments of the Company other than Long-term debt are carried at fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. The carrying value of the Company’s long-term variable-rate term loan facility approximates fair value because these instruments reflect market changes to interest rates. The carrying value of the Company’s long-term fixed-rate senior notes represents the face value of the long-term fixed-rate senior notes net of the unamortized discount. The fair value of the Company’s long-term fixed-rate senior notes is based on quoted market prices. See Note 10, “Borrowings,” for a further discussion of the Company’s long-term fixed-rate senior notes.

F. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, in accordance with Accounting Standards Codification Topic (“ASC”) No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after September 30, 2012, through the date of issuance of the Condensed Consolidated Financial Statements. During this period, the Company did not have any material subsequent events.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU No. 2011-05”) which amends current comprehensive income guidance. This accounting standards update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 became effective for the Company in the first fiscal quarter of fiscal year 2013 and did not have a material impact on the Company’s results of operations, cash flows or financial condition.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented.

Diluted EPS reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and shares of restricted stock units have vested.

For the three months ended September 30, 2012 and 2011, the computation of diluted EPS did not include 2.7 million and 2.6 million options to purchase Broadridge common stock, respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months Ended September 30,
	2012	2011
	(in millions)
Weighted-average shares outstanding:
Basic	124.0	123.7
Common stock equivalents	3.1	3.0

Diluted	127.1	126.7

NOTE 4. OTHER EXPENSES, NET

Other expenses, net consisted of the following:

	Three Months Ended September 30,
	2012	2011
	($ in millions)
Interest expense on borrowings	$3.5	$2.6
Interest income	(0.5)	(0.5)
Foreign currency exchange loss	0.8	0.5
Other, net	0.5	0.1

Other expenses, net	$4.3	$2.7

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

During the three months ended September 30, 2012, there were no acquisitions. During the three months ended September 30, 2011, the Company acquired one business in the Securities Processing Solutions segment:

Paladyne Systems, Inc.

In September 2011, the Company acquired Paladyne, a provider of buy-side technology solutions for the global investment management industry. The purchase price was $72.4 million, net of cash acquired and purchase price adjustments of $8.3 million and $0.3 million, respectively. Net liabilities assumed were $15.4 million. This acquisition resulted in $64.0 million of Goodwill. Intangible assets acquired, which totaled $23.8 million, consist primarily of acquired software technology and customer relationships, which are being amortized over a seven-year life and ten-year life, respectively. The results of Paladyne’s operations were included in the accompanying consolidated financial statements from the date of acquisition. Pro forma supplemental financial information is not provided as the impact of the acquisition was not material to the Company’s operating results, financial position or cash flows.

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

The following table sets forth the Company’s financial assets and liabilities at September 30, 2012 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets
Cash and cash equivalents:
Money market funds	$34.7	$—	$—	$34.7
Other non-current assets:
Available-for-sale equity securities	14.4	—	—	14.4

Total	$49.1	$—	$—	$49.1

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

NOTE 7. DISCONTINUED OPERATIONS

For a period of time in fiscal year 2012, the Company continued to generate cash flows and reported income statement activity in Loss from discontinued operations, net of taxes, associated with the securities clearing business. The activities that gave rise to these cash flows and income statement activities were transitional in nature. For the three months ended September 30, 2012, the Company did not generate any revenues or losses from discontinued operations.

NOTE 8. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	September 30, 2012	June 30, 2012
	($ in millions)
Deferred client conversion and start-up costs	$118.8	$115.9
Deferred data center costs	52.9	52.2
Long-term investments	17.9	12.6
Long-term broker fees	10.8	11.4
Other	15.9	15.8

Total	$216.3	$207.9

NOTE 9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2012	June 30, 2012
	($ in millions)
Employee compensation and benefits	$92.6	$139.6
Accrued broker fees	19.8	38.6
Accrued income tax liability	18.9	42.9
Accrued dividend payable	21.5	19.9
Other	21.3	19.6

Total	$174.1	$260.6

NOTE 10. BORROWINGS

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	September 30, 2012	June 30, 2012	Unused Available Capacity
		($ in millions)
Long-term debt
Term loan facility	September 2016	$400.0	$400.0	$—
Revolving credit facility	September 2016	—	—	500.0
Senior notes	June 2017	124.4	124.4	—

Total debt		$524.4	$524.4	$500.0

Fiscal 2012 Credit Facilities: On September 22, 2011, the Company entered into a $990.0 million senior unsecured credit facility, consisting of a $490.0 million five-year term loan facility (the “Fiscal 2012 Term Loan”) and a $500.0 million five-year revolving credit facility (the “Fiscal 2012 Revolving Credit Facility”) (collectively the “Fiscal 2012 Credit Facilities”). Borrowings under the Fiscal 2012 Term Loan and Fiscal 2012 Revolving Credit Facility bear interest at LIBOR plus 125 basis points. The Fiscal 2012 Revolving Credit Facility also has an annual facility fee equal to 15 basis points, on the unused portion of the facility, which totaled $0.2 million in fees for the three months ended September 30, 2012. The Company incurred $3.0 million in debt issuance costs to establish the Fiscal 2012 Credit Facilities, of which $0.1 million of these costs were expensed as incurred and $2.9 million of these costs have been capitalized in Other non-current assets in the Consolidated Balance Sheets and are being amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the terms of these facilities. At September 30, 2012, $0.6 million had been amortized related to the Fiscal 2012 Credit Facilities.

The Fiscal 2012 Term Loan contains a repayment schedule that requires the Company to make minimum principal repayments on the loan of $12.3 million, on a quarterly basis, commencing with the first payment due by March 31, 2013, and the final payment due by June 30, 2016, for a total repayment of $171.5 million before the balance of the loan becomes due in September 2016. As of September 30, 2012, the Company has repaid $90.0 million of the $490.0 million of borrowings under the Fiscal 2012 Term Loan. Under the terms of the Fiscal 2012 Term Loan, any prepayment of a term borrowing shall be applied to reduce the subsequent scheduled repayment, in direct order of maturity, with no prepayment penalty. At September 30, 2012, the Company had met the repayment requirements on the Fiscal 2012 Term Loan through September 30, 2014. Under the terms of the Fiscal 2012 Term Loan agreement, as a portion of the outstanding borrowing is paid down, the total borrowing capacity is reduced commensurately, leaving a borrowing capacity of $400.0 million at September 30, 2012. The weighted-average interest rate on the Fiscal 2012 Term Loan was 1.49% and 1.60% for the three months ended September 30, 2012 and 2011, respectively.

The Fiscal 2012 Credit Facilities are subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At September 30, 2012, the Company is not aware of any instances of any non-compliance with the financial covenants of the Fiscal 2012 Credit Facilities. The carrying value of the Fiscal 2012 Term Loan approximates fair value.

Senior Notes: In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Senior Notes”). The Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At September 30, 2012, the Company is not aware of any instances of non-compliance with the financial covenants of the indenture governing the Senior Notes. The indenture also contains covenants regarding the purchase of the Senior Notes upon a change of control triggering event. The Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Senior Notes. These costs have been capitalized and are being amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the ten-year term. At September 30, 2012 and June 30, 2012, $0.8 million and $0.8 million, respectively, had been amortized related to the Senior Notes. During the fiscal year ended June 30, 2009, the Company purchased $125.0 million principal amount of the Senior Notes (including $1.0 million unamortized bond discount) pursuant to a cash tender offer for such notes. The fair value of the fixed-rate Senior Notes at September 30, 2012 and June 30, 2012 was $137.2 million and $137.6 million, respectively, based on quoted market prices.

In addition, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest at LIBOR plus 250 basis points. There were no outstanding borrowings under these lines of credit at September 30, 2012 and June 30, 2012.

NOTE 11. STOCK-BASED COMPENSATION

The activity related to the Company’s incentive equity awards for the three months ended September 30, 2012 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options (d)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at July 1, 2012	12,381,488	$19.42	2,025,569	$19.61	703,195	$20.39
Granted	—	—	19,866	20.93	—	—
Exercise of stock options (a)	(516,808)	16.77	—	—	—	—
Vesting of restricted stock units (b)	—	—	—	—	(9,680)	23.30
Expired/forfeited	(20,100)	16.69	(7,705)	19.43	(110,475)	21.51

Balances at September 30, 2012 (c)	11,844,580	$19.54	2,037,730	$19.63	583,040	$20.13

(a)	Stock options exercised during the period of July 1, 2012 through September 30, 2012 had an intrinsic value of $3.3 million.
(b)	Performance-based restricted stock units that vested during the period of July 1, 2012 through September 30, 2012 had a fair value of $0.2 million.
(c)	As of September 30, 2012, the Company’s outstanding “in the money” stock options using the September 30, 2012 closing stock price of $23.33 (approximately 9.4 million shares) had an aggregate intrinsic value of $45.3 million. As of September 30, 2012, time-based restricted stock units and performance-based restricted stock units expected to vest using the September 30, 2012 share price of $23.33 (approximately 1.9 million and 0.6 million shares, respectively) had an aggregate intrinsic value of $44.8 million and $13.1 million, respectively.
(d)	Stock options outstanding as of September 30, 2012 have a weighted-average remaining contractual life of 4.9 years and 9.9 million stock options are exercisable.

The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Exercise prices on options granted have been and continue to be set equal to the market price of the underlying shares on the date of the grant (except the special stock option grants, some of which have a premium exercise price), with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $4.5 million and $5.5 million, respectively, as well as related tax benefits of $1.7 million and $2.1 million, respectively, were recognized for the three months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $4.2 million and $20.7 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 3.1 years and 1.4 years, respectively.

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

NOTE 12. INCOME TAXES

The Company’s Provision for income taxes and effective tax rates for the three months ended September 30, 2012 were $10.3 million and 36.0%, compared to $9.5 million and 36.3% for the three months ended September 30, 2011, respectively. The decrease in the Company’s effective tax rate for the three months ended September 30, 2012 when compared to the comparable prior year period is primarily attributable to the geographical mix of income and lower tax rates in certain non-U.S. tax jurisdictions.

NOTE 13. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

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

On January 28, 2010, the Company filed a declaratory action in the U.S. District Court for the District of Delaware (the “Delaware District Court”) against Inveshare, Inc. (the “Defendant”) seeking a declaration by the court that Broadridge does not infringe two U.S. patents owned by the Defendant that included claims related to the delivery and distribution of an electronic solicitation. The Company’s complaint also alleged that the Defendant’s patents are invalid and/or are unenforceable due to inequitable conduct. On March 22, 2010, the Defendant answered the Company’s complaint and filed a counterclaim against the Company alleging that Broadridge uses a process that infringes one of the patents in the action. In its counterclaim, Defendant is seeking injunctive relief and unspecified damages. This lawsuit is in an early procedural stage, with the Delaware District Court issuing its claim construction ruling on April 11, 2012; however, due to the limited scope of this matter, the Company believes that the outcome of this litigation would not result in a material adverse impact on its condensed consolidated financial condition, results of operations, or cash flows.

The Company entered into a data center outsourcing services agreement with Automatic Data Processing, Inc. (“ADP”) before the Company’s spin-off from ADP in March 2007 (the “ADP Agreement”) under which ADP provided the Company with data center services. The ADP Agreement expired on June 30, 2012. The Company entered into a short-term extension of the ADP Agreement which expired in August 2012. At September 30, 2012, the Company has no further obligation with ADP for data center services.

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure that were previously provided under the ADP Agreement. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing from ADP to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement are $535.7 million through fiscal year 2022, the final year of the contract.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of September 30, 2012 and June 30, 2012, respectively. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

Certain of the Company’s processing services are performed by a registered broker-dealer. As a registered broker-dealer and member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), it is subject to regulations concerning many aspects of its business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of its business or disqualification of its directors, officers or employees. In addition, as a registered broker-dealer, it is required to participate in the Securities Investor Protection Corporation (“SIPC”) for the benefit of customers. In addition, MG Trust Company, LLC (“MG Trust”), a subsidiary of Matrix, is a Colorado State non-depository trust company whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. MG Trust operates pursuant to the rules and regulations of the Colorado Division of Banking.

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

Segment results:

	Revenues
	Three Months Ended September 30,
	2012	2011
	($ in millions)
Investor Communication Solutions	$339.5	$313.0
Securities Processing Solutions	153.9	158.4
Foreign currency exchange	2.4	5.0

Total	$495.8	$476.4

	Earnings (Loss) from Continuing Operations before Income Taxes
	Three Months Ended September 30,
	2012	2011
	($ in millions)
Investor Communication Solutions	$27.2	$8.4
Securities Processing Solutions	9.4	27.8
Other	(11.9)	(12.9)
Foreign currency exchange	3.9	2.9

Total	$28.6	$26.2

* * * * * * *

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “2012 Annual Report”) for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and the 2012 Annual Report. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

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

Investor Communication Solutions

A large portion of our Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge, our innovative electronic proxy delivery and voting solution for institutional investors, helps ensure the participation of the largest stockholders of many companies. We also provide the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help our clients meet their regulatory compliance needs. In addition, we provide financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance our clients’ communications with investors. All of these communications are delivered in paper or electronic form. In addition, Broadridge provides registered proxy services and stock transfer and record keeping services to corporate issuers.

In fiscal year 2011, the Company acquired three businesses in the Investor Communication Solutions segment. In August 2010, the Company acquired NewRiver, Inc., a leader in mutual fund electronic investor disclosure solutions. In December 2010, the Company acquired Forefield, Inc., a leading provider of real-time sales, education and client communication solutions for financial institutions and their advisors. In January 2011, the Company acquired Matrix Financial Solutions, Inc. (“Matrix”). Matrix is a provider of mutual fund processing services for third party administrators, financial advisors, banks and wealth management professionals. Matrix’s back-office, trust, custody, trading and mutual fund settlement services are integrated into our product suite thereby strengthening Broadridge’s role as a provider of data processing and distribution channel solutions to the mutual fund industry.

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

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). These Condensed Consolidated Financial Statements present the condensed consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. All material intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2012 in the 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2012.

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

As a result of Broadridge’s sale in June 2010 of substantially all of the contracts of the securities clearing clients of its former subsidiary, Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) to Penson Financial Services, Inc. (“PFSI”), a wholly owned subsidiary of Penson Worldwide, Inc. (“PWI,” referred to herein together with PFSI as “Penson”), the securities clearing business is reflected in discontinued operations and the operations outsourcing solutions business retained by Broadridge is now reported as part of the Securities Processing Solutions business segment. This change is reflected in all prior periods presented in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Management continually evaluates the accounting policies and estimates used to prepare the Financial Statements. The estimates, by their nature, are based on judgment, available information, and historical experience and are believed to be reasonable. However, actual amounts and results could differ from these estimates made by management. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in the “Critical Accounting Policies” section of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2012 Annual Report on Form 10-K.

Results of Continuing Operations

The following discussions of Analysis of Condensed Consolidated Statements of Earnings from Continuing Operations and Analysis of Reportable Segments refer to the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The following discussions of the Company’s results of continuing operations exclude the results related to the securities clearing business. This business is segregated from continuing operations and is included in discontinued operations for the three months ended September 30, 2012 and the three months ended September 30, 2011. The Analysis of Condensed Consolidated Statements of Earnings from Continuing Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Condensed Consolidated Statements of Earnings from Continuing Operations.

The following references are utilized in the discussions of Analysis of Condensed Consolidated Statements of Earnings from Continuing Operations and Analysis of Reportable Segments:

“Acquisitions” refers to the Company’s acquisition of Paladyne in our Securities Processing Solutions segment.

“Acquisition amortization and other costs” represents amortization charges associated with intangible asset values as well as other deal costs associated with the Company’s acquisitions.

“IBM Migration costs” refers to costs related to the Company’s Information Technology Services Agreement with IBM and the associated migration of the Company’s data center to IBM.

“Penson Charges, net” represents transition costs related to the June 2012 termination and mutual release agreement with Penson and Penson Financial Services Canada, Inc. (“PFSC”) terminating the Penson outsourcing services contract, including the transfer of the Ridge entity to Apex Clearing Holdings LLC (“Apex”).

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

Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. During fiscal year 2010, the Company processed a record level of mutual fund proxy activity. In contrast, during fiscal years 2011 and 2012, mutual fund proxy fee revenues were 74% and 28% lower respectively, than in prior fiscal years. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future. However, the level of volatility experienced between fiscal year 2010 and fiscal year 2011 was greater than we had experienced in prior years.

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

The Company tracks actual revenue achieved during the first year that the client contract is fully implemented and compares this to the amount that was included in the Company’s previously reported closed sales amount. The Company adjusts the current year closed sales amount for any difference between the prior year’s reported closed sales amount and the actual revenue achieved in the first year of the applicable contract. There were no adjustments necessary for closed sales and recurring revenue closed sales for the three months ended September 30, 2012 and 2011, respectively.

Analysis of Condensed Consolidated Statements of Earnings from Continuing Operations

Three Months Ended September 30, 2012 versus Three Months Ended September 30, 2011

The table below presents Condensed Consolidated Statements of Earnings data for the three months ended September 30, 2012 and 2011, and the dollar and percentage changes between periods:

	Three Months Ended September 30,
			Change
	2012	2011	$	%
	($ in millions)
Revenues	$495.8	$476.4	$19.4	4

Cost of revenues	390.0	382.8	7.2	2
Selling, general and administrative expenses	72.9	64.7	8.2	13
Other expenses, net	4.3	2.7	1.6	59

Total expenses	467.2	450.2	17.0	4

Earnings from continuing operations before income taxes	28.6	26.2	2.4	9
Margin	5.8%	5.5%		0.3 pts

Provision for income taxes	10.3	9.5	0.8	8
Effective tax rate	36.0%	36.3%		(0.3) pts

Net earnings from continuing operations	$18.3	$16.7	$1.6	10

Basic Earnings per share from continuing operations	$0.15	$0.14	$0.01	7
Diluted Earnings per share from continuing operations	$0.14	$0.13	$0.01	8

Revenues. Revenues for the three months ended September 30, 2012 were $495.8 million, an increase of $19.4 million, or 4%, compared to $476.4 million for the three months ended September 30, 2011. The $19.4 million increase was driven by higher recurring fee revenues of $9.1 million, or 3%, and higher distribution revenues of $8.0 million, or 6%. The positive contribution from recurring fee revenues reflected gains from Net New Business and acquisitions. Event-driven fee revenues were $32.3 million, an increase of $4.9 million, or 18%. Fluctuations in foreign currency exchange rates negatively impacted revenues by $2.6 million. Revenues from the Paladyne acquisition contributed $5.1 million.

Closed sales for the three months ended September 30, 2012 were $19.3 million, a decrease of $11.6 million, or 38%, compared to $30.9 million for the three months ended September 30, 2011. Recurring revenue closed sales for the three months ended September 30, 2012 were $13.7 million, a decrease of $6.1 million, or 31%, compared to $19.8 million for the three months ended September 30, 2011. Event-driven revenue closed sales for the three months ended September 30, 2012 were $5.6 million, a decrease of $5.5 million, or 50%, compared to $11.1 million for the three months ended September 30, 2011, primarily due to lower fulfillment closed sales.

Total Expenses. Total expenses for the three months ended September 30, 2012 were $467.2 million, an increase of $17.0 million, or 4%, compared to $450.2 million for the three months ended September 30, 2011. The increase reflects higher Cost of revenues of $7.2 million, or 2%, higher Selling, general and administrative expenses of $8.2 million, or 13%, and a $1.6 million increase in Other expenses, net. The increase in Total expenses relates mainly to acquisitions of $6.0 million, higher cost of distribution revenues of $6.4 million related to higher distribution revenues, higher selling and marketing expenses $2.9 million, and other variable costs of $7.0 million. Fluctuations in foreign currency exchange rates decreased Total expenses by $3.3 million.

Cost of revenues for the three months ended September 30, 2012 were $390.0 million, an increase of $7.2 million, or 2%, compared to $382.8 million for the three months ended September 30, 2011. The increase reflects costs of $4.5 million related to acquisitions and other variable costs of $7.0 million. These costs were partially offset by IBM Migration costs recorded in the prior year of $3.2 million coupled with lower investments and strategic initiatives of $2.7 million. Distribution cost of revenues for the three months ended September 30, 2012 were $136.5 million, an increase of $6.4 million, or 5%, compared to $130.1 million for the three months ended September 30, 2011. Fluctuations in foreign currency exchange rates decreased Cost of revenues by $3.4 million. Distribution cost of revenues consists primarily of postage related expenses.

Selling, general and administrative expenses for the three months ended September 30, 2012 were $72.9 million, an increase of $8.2 million, or 13%, compared to $64.7 million for the three months ended September 30, 2011. The 13% increase was primarily due to costs related to higher selling and marketing expenses of $2.9 million, the impact of acquisitions of $1.5 million and strategic initiatives of $1.4 million. Fluctuations in foreign currency exchange rates decreased Selling, general and administrative expenses by $0.2 million.

Other expenses, net for the three months ended September 30, 2012 were $4.3 million, an increase of $1.6 million, or 59%, compared to $2.7 million for the three months ended September 30, 2011, reflecting mainly higher interest expense on borrowings.

Earnings from Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes for the three months ended September 30, 2012 were $28.6 million, an increase of $2.4 million, or 9%, compared to $26.2 million for the three months ended September 30, 2011. The increase is mainly due to higher recurring and event-driven revenues which more than offset the increase in Total expenses. Overall margin increased to 5.8% for the three months ended September 30, 2012 compared to 5.5% for the three months ended September 30, 2011.

Provision for Income Taxes. Our Provision for income taxes and effective tax rates for the three months ended September 30, 2012 were $10.3 million and 36.0%, compared to $9.5 million and 36.3% for the three months ended September 30, 2011, respectively. The decrease in our effective tax rate for the three months ended September 30, 2012 when compared to the comparable prior year period is primarily attributable to the geographical mix of income and lower tax rates in certain non-U.S. tax jurisdictions.

Net Earnings from Continuing Operations and Basic and Diluted Earnings per Share from Continuing Operations. Net earnings from continuing operations for the three months ended September 30, 2012 were $18.3 million, an increase of $1.6 million, or 10%, compared to $16.7 million for the three months ended September 30, 2011. The increase in Net earnings from continuing operations reflects higher revenues and increased margins driven by the mix of business.

Basic and diluted earnings per share from continuing operations for the three months ended September 30, 2012 were $0.15 and $0.14, respectively, compared to $0.14 and $0.13 for the three months ended September 30, 2011, respectively.

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

Revenues

	Three Months Ended September 30,
			Change
	2012	2011	$	%
	($ in millions)
Investor Communication Solutions	$339.5	$313.0	$26.5	8
Securities Processing Solutions	153.9	158.4	(4.5)	(3)
Foreign currency exchange	2.4	5.0	(2.6)	(52)

Total	$495.8	$476.4	$19.4	4

Earnings (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended September 30,
			Change
	2012	2011	$	%
	($ in millions)
Investor Communication Solutions	$27.2	$8.4	$18.8	NM *
Securities Processing Solutions	9.4	27.8	(18.4)	(66)
Other	(11.9)	(12.9)	1.0	(8)
Foreign currency exchange	3.9	2.9	1.0	34

Total	$28.6	$26.2	$2.4	9

*	Not Meaningful

Investor Communication Solutions

Revenues. Investor Communication Solutions segment’s Revenues for the three months ended September 30, 2012 were $339.5 million, an increase of $26.5 million, or 8%, compared to $313.0 million for the three months ended September 30, 2011. Higher recurring fee revenues contributed $13.6 million, or 51%, higher event-driven fee revenues contributed $4.9 million, or 19%, and higher distribution revenues contributed $8.0 million, or 30%, to the $26.5 million increase in revenues.

Higher recurring fee revenues were driven by Net New Business and internal growth. On a full-year basis position growth and processed pieces are key indicators of internal growth. During the first fiscal quarter, position growth for mutual fund interim communications was positive 9% and it was negative 4% for annual equity proxy communications, resulting in a net increase in pieces processed. Higher event-driven fee revenues were the result of increased Mutual Fund Communications. Although these indicators were positive, the first fiscal quarter results are not necessarily indicative of our full-year results due to the seasonality of our business. Distribution revenues for the three months ended September 30, 2012 were $150.2 million, an increase of $8.0 million, or 6%, compared to $142.2 million for the three months ended September 30, 2011.

Earnings from Continuing Operations before Income Taxes. Earnings from Continuing Operations before income taxes for the three months ended September 30, 2012 were $27.2 million, an increase of $18.8 million, compared to $8.4 million for the three months ended September 30, 2011. Margin increased by 5.3 percentage points to 8.0% as a result of higher fee and distribution revenues, as well as improved productivity from strategic initiatives.

Securities Processing Solutions

Revenues. Securities Processing Solutions segment’s Revenues for the three months ended September 30, 2012 were $153.9 million, a decrease of $4.5 million, or 3%, compared to $158.4 million for the three months ended September 30, 2011. The decrease was the result of a 19% reduction in trade volumes to 821,000 trades per day, coupled with the decine in revenue resulting from the new outsourcing services contract with Apex replacing the terminated outsourcing services contract with Penson, mostly offset by growth from Net New Business and the impact of the Paladyne acquisition.

Earnings from Continuing Operations before Income Taxes. Earnings from Continuing Operations before income taxes for the three months ended September 30, 2012 were $9.4 million, a decrease of $18.4 million, or 66%, compared to $27.8 million for the three months ended September 30, 2011. Margin decreased by 11.5 percentage points to 6.1% for the three months ended September 30, 2012. The decrease was primarily as a result of revenue mix and an increase in systems investments.

Other

Revenues. There were no reportable Revenues in our Other segment for the periods presented.

Loss from Continuing Operations before Income Taxes. Loss from Continuing Operations before income taxes was $11.9 million for the three months ended September 30, 2012, a decrease of $1.0 million, compared to a $12.9 million loss from Continuing Operations before income taxes for the three months ended September 30, 2011. The decreased loss was primarily due to decreased IBM Migration costs which were slightly offset by increased interest expense on borrowings.

Adjusted Net Earnings from Continuing Operations

We define Adjusted net earnings from Continuing Operations as Net earnings from Continuing Operations, net of taxes excluding all items associated with acquisition amortization and other costs, Penson Charges, net, and IBM Migration costs. Adjusted net earnings from Continuing Operations is not a measure defined in accordance with GAAP and should not be construed as an alternative to net income (loss), as determined in accordance with GAAP.

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

Set forth below is a reconciliation of Adjusted net earnings from Continuing Operations (Non-GAAP) to the comparable GAAP measure:

	Three Months Ended September 30,
	2012	2011
	($ in millions)
Adjusted net earnings from Continuing Operations (Non-GAAP)	$22.3	$22.8
Adjustments:
Acquisition Amortization and Other Costs	(5.5)	(6.3)
Penson Charges, net	(0.7)	—
IBM Migration costs	—	(3.2)
Tax impact of adjustments	2.2	3.4

Adjusted net earnings from Continuing Operations (GAAP)	$18.3	$16.7

Set forth below is a reconciliation of Adjusted earnings per share from Continuing Operations (Non-GAAP) to the comparable GAAP measure:

	Three Months Ended September 30,
	2012	2011
	($ in millions)
Adjusted diluted earnings per share from Continuing Operations (Non-GAAP)	$0.18	$0.18
Adjustments:
Acquisition Amortization and Other Costs	(0.05)	(0.05)
Penson Charges, net	(0.01)	—
IBM Migration costs	—	(0.03)
Tax impact of adjustments	0.02	0.03

Diluted earnings per share from Continuing Operations (GAAP)	$0.14	$0.13

Financial Condition, Liquidity and Capital Resources

At September 30, 2012, Cash and cash equivalents were $211.8 million and Total stockholders’ equity was $789.5 million. At September 30, 2012, working capital was $307.3 million, compared to $367.1 million at June 30, 2012. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases. We do not rely on short-term borrowings to meet our liquidity needs.

As of September 30, 2012, $127.0 million of the $211.8 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

At September 30, 2012, the Company had $524.4 million outstanding Long-term debt, consisting of a $400.0 million five-year term loan facility and unsecured senior notes of $124.4 million principal amount. The senior notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. Interest is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%.

On September 22, 2011, the Company entered into a $990.0 million senior unsecured credit facility, consisting of a $490.0 million five-year term loan facility (the “Fiscal 2012 Term Loan”) and a $500.0 million five-year revolving credit facility (the “Fiscal 2012 Revolving Credit Facility”) (collectively the “Fiscal 2012 Credit Facilities”). Borrowings under the Fiscal 2012 Term Loan and Fiscal 2012 Revolving Credit Facility bear interest at LIBOR plus 125 basis points. The Fiscal 2012 Revolving Credit Facility also has an annual facility fee equal to 15 basis points, on the unused portion of the facility, which would total $0.8 million in annual fees if the facility is completely unused.

The Fiscal 2012 Term Loan contains a repayment schedule that requires the Company to make minimum principal repayments on the loan of $12.3 million, on a quarterly basis, commencing with the first payment due by March 31, 2013, and the final payment due by June 30, 2016, for a total repayment of $171.5 million before the balance of the loan becomes due in September 2016. As of September 30, 2012, the Company has repaid $90.0 million of the $490.0 million of borrowings under the Fiscal 2012 Term Loan. Under the terms of the Fiscal 2012 Term Loan, any prepayment of a term borrowing shall be applied to reduce the subsequent scheduled repayment, in direct order of maturity, with no prepayment penalty. At September 30, 2012, the Company had met the repayment requirements on the Fiscal 2012 Term Loan through September 30, 2014. The weighted-average interest rate on the Fiscal 2012 Term Loan was 1.49% for the three months ended September 30, 2012.

As of September 30, 2012, the Company had no outstanding borrowings on the Fiscal 2012 Revolving Credit Facility. For the three months ended September 30, 2012, the Company incurred $0.2 million in facility fees related to the unused portion of the Fiscal 2012 Revolving Credit Facility.

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

Cash Flows

Net cash flows used in operating activities were $15.6 million for the three months ended September 30, 2012 compared to $23.3 million net cash flows provided by operating activities during the three months ended September 30, 2011. The increase in cash used is primarily due to an increase in working capital resulting from the decrease in accounts receivable collected and the timing of the payment of liabilities accrued for at fiscal year end.

Net cash flows used in investing activities for the three months ended September 30, 2012 were $8.1 million, a decrease of $71.2 million compared to $79.3 million net cash flows used in investing activities for the three months ended September 30, 2011. The decrease reflects lower spending of $72.7 million on acquisitions during the three months ended September 30, 2012, compared to the three months ended September 30, 2011, and lower purchases of intangible assets of $0.8 million, slightly offset by higher capital expenditures of $2.3 million.

Net cash flows used in financing activities for the three months ended September 30, 2012 were $86.9 million, an increase of $153.8 million compared to $66.9 million net cash flows provided by financing activities for the three months ended September 30, 2011. The increased use of cash in the three months ended September 30, 2012 reflects an increase in the purchases of common stock of $66.3 million in the current year three month period versus the prior year, coupled with a decline of $87.5 million of net proceeds from long-term borrowings after debt repayment and borrowing costs.

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

Income Taxes

Our effective tax rate for the three months ended September 30, 2012 was 36.0%, compared to 36.3% for the three months ended September 30, 2011. The decrease in our effective tax rate for the three months ended September 30, 2012 when compared to the comparable prior year period is primarily attributable to the geographical mix of income and lower tax rates in certain non-U.S. tax jurisdictions.

Contractual Obligations

The Company entered into a data center outsourcing services agreement with Automatic Data Processing, Inc. (“ADP”) before the Company’s spin-off from ADP in March 2007 (the “ADP Agreement”) under which ADP provided the Company with data center services. The ADP Agreement expired on June 30, 2012. The Company entered into a short-term extension of the ADP Agreement which expired in August 2012. At September 30, 2012, the Company has no further obligation with ADP for data center services.

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure that were previously provided under the ADP Agreement. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing from ADP to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement are $535.7 million through fiscal year 2022, the final year of the contract.

Other Commercial Agreements

The Company’s Fiscal 2012 Revolving Credit Facility has an available capacity of $500.0 million. This revolving credit facility had zero outstanding at September 30, 2012.

In addition, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. These lines of credit bear interest at LIBOR plus 250 basis points. There were no outstanding borrowings under these lines of credit at September 30, 2012.

Off-balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at September 30, 2012 or at June 30, 2012. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

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

Certain of the Company’s processing services are performed by a registered broker-dealer. As a registered broker-dealer and member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), it is subject to regulations concerning many aspects of its business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of its business or disqualification of its directors, officers or employees. In addition, as a registered broker-dealer, it is required to participate in the Securities Investor Protection Corporation (“SIPC”) for the benefit of customers. In addition, MG Trust Company, LLC (“MG Trust”), a subsidiary of Matrix, is a Colorado State non-depository trust company whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. MG Trust operates pursuant to the rules and regulations of the Colorado Division of Banking.

As of September 30, 2012, $400.0 million of our total $524.4 million in debt outstanding is based on floating interest rates. Our Fiscal 2012 Term Loan had a balance outstanding of $400.0 million as of September 30, 2012. The interest rate is based on LIBOR plus 125 basis points. The weighted-average interest rate was 1.49% during the three months ended September 30, 2012. Our Fiscal 2012 Revolving Credit Facility had a balance outstanding of zero as of September 30, 2012. The interest rate is based on LIBOR plus 125 basis points.

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2012 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 28, 2010, the Company filed a declaratory action in the U.S. District Court for the District of Delaware (the “Delaware District Court”) against Inveshare, Inc. (the “Defendant”) seeking a declaration by the court that Broadridge does not infringe two U.S. patents owned by the Defendant that included claims related to the delivery and distribution of an electronic solicitation. The Company’s complaint also alleged that the Defendant’s patents are invalid and/or are unenforceable due to inequitable conduct. On March 22, 2010, the Defendant answered the Company’s complaint and filed a counterclaim against the Company alleging that Broadridge uses a process that infringes one of the patents in the action. In its counterclaim, Defendant is seeking injunctive relief and unspecified damages. This lawsuit is in an early procedural stage, with the Delaware District Court issuing its claim construction ruling on April 11, 2012; however, due to the limited scope of this matter, the Company believes that the outcome of this litigation would not result in a material adverse impact on its consolidated financial condition, results of operations, or cash flows.

Item 1A.	RISK FACTORS

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A. to Part I in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed on August 9, 2012. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2012 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our first fiscal quarter ended September 30, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans (2)
July 1, 2012 – July 31, 2012	—		$—	—	—
August 1, 2012 – August 31, 2012	1,664,804		23.32	1,664,804	8,204,685
September 1, 2012 – September 30, 2012	1,551,985	(1)	23.97	1,548,865	6,655,820

Total	3,216,789		$23.63	3,213,669	6,655,820

(1)	Total includes 3,120 shares purchased from employees to pay taxes related to the vesting of restricted stock units at an average price per share of $23.79.
(2)	On August 11, 2010, the Board of Directors authorized a stock repurchase plan for the repurchase of up to 10,000,000 shares of the Company’s common stock. At June 30, 2012, there were 5,869,489 shares remaining for repurchase under the August 11, 2010 stock repurchase plan.

On August 8, 2012, the Board of Directors authorized a stock repurchase plan for the repurchase of up to 4,000,000 shares of the Company’s common stock.

During the fiscal quarter ended September 30, 2012, the Company repurchased 3,213,669 shares of common stock under these plans at an average price per share of $23.61. At September 30, 2012, 2,655,820 shares remain available for repurchase under the August 11, 2010 stock repurchase plan, and 4,000,000 shares remain available for repurchase under the August 8, 2012 stock repurchase plan.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2012 and 2011, (ii) condensed consolidated statements of comprehensive income for the three months ended September 30, 2012 and 2011, (iii) condensed consolidated balance sheets as of September 30, 2012 and June 30, 2012, (iv) condensed consolidated statements of cash flows for the three months ended September 30, 2012 and 2011, and (v) the notes to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: November 6, 2012	By:	/s/ Dan Sheldon
Dan Sheldon
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2012 and 2011, (ii) condensed consolidated statements of comprehensive income for the three months ended September 30, 2012 and 2011, (iii) condensed consolidated balance sheets as of September 30, 2012 and June 30, 2012, (iv) condensed consolidated statements of cash flows for the three months ended September 30, 2012 and 2011, and (v) the notes to the condensed consolidated financial statements.