Form 10-Q
period 2013-03-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2013-05-07
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 30, 2013 was 121,224,636.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenues	$576.7	$547.0	$1,565.7	$1,503.2

Cost of revenues	426.2	420.8	1,203.8	1,186.2
Selling, general and administrative expenses	79.0	70.6	229.1	208.8
Impairment charge	—	22.5	—	32.2
Other expenses, net	3.8	4.3	11.8	10.4

Total expenses	509.0	518.2	1,444.7	1,437.6

Earnings from continuing operations before income taxes	67.7	28.8	121.0	65.6
Provision for income taxes	24.3	10.7	43.5	24.0

Net earnings from continuing operations	43.4	18.1	77.5	41.6
Loss from discontinued operations, net of tax benefit	—	(1.4)	—	(1.4)

Net earnings	$43.4	$16.7	$77.5	$40.2

Basic earnings per share:
Basic earnings per share from continuing operations	$0.36	$0.15	$0.63	$0.34
Basic loss per share from discontinued operations	—	(0.01)	—	(0.01)

Basic earnings per share	$0.36	$0.14	$0.63	$0.33

Diluted earnings per share:
Diluted earnings per share from continuing operations	$0.35	$0.14	$0.62	$0.33
Diluted loss per share from discontinued operations	—	(0.01)	—	(0.01)

Diluted earnings per share	$0.35	$0.13	$0.62	$0.32

Weighted-average shares outstanding:
Basic	121.2	124.0	122.4	123.8
Diluted	125.0	128.4	125.9	127.4
Dividends declared per common share	$0.18	$0.16	$0.54	$0.48

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	($ in millions)
Net earnings	$43.4	$16.7	$77.5	$40.2
Other comprehensive (loss) income, net:
Foreign currency translation adjustments	(6.6)	4.8	(0.7)	(7.0)
Net unrealized gains (losses) on available-for-sale securities, net of taxes of ($0.1) and $0.1 for the three months ended March 31, 2013 and 2012, respectively; and ($0.4) and $2.5 for the nine months ended March 31, 2013 and 2012, respectively	0.1	(0.1)	0.5	(4.3)
Reclassification adjustment for other-than-temporary impairment included in net income, net of taxes of ($0.5) and ($4.0) for the three and nine months ended March 31, 2012	—	0.6	—	6.8
Pension and post-retirement liability adjustment, net of taxes of ($0.1) and $0.3 for the three and nine month periods ended March 31, 2013, respectively	0.1	—	(0.5)	—

Total other comprehensive (loss) income, net	(6.4)	5.3	(0.7)	(4.5)

Comprehensive income	$37.0	$22.0	$76.8	$35.7

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	March 31, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$182.2	$320.5
Accounts receivable, net of allowance for doubtful accounts of $1.9 and $6.5, respectively	412.2	370.7
Other current assets	116.9	86.2

Total current assets	711.3	777.4
Property, plant and equipment, net	80.9	79.0
Goodwill	777.8	780.0
Intangible assets, net	121.9	143.3
Other non-current assets	230.0	207.9

Total assets	$1,921.9	$1,987.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$130.2	$102.2
Accrued expenses and other current liabilities	191.3	260.6
Deferred revenues	127.7	47.5

Total current liabilities	449.2	410.3
Long-term debt	524.5	524.4
Deferred taxes	53.5	63.2
Deferred revenues	42.8	38.3
Other non-current liabilities	80.9	100.9

Total liabilities	1,150.9	1,137.1

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.4 and 152.9 shares, respectively; outstanding, 120.4 and 124.8 shares, respectively	1.5	1.5
Additional paid-in capital	787.3	739.4
Retained earnings	698.1	686.1
Treasury stock: at cost, 34.0 and 28.1 shares, respectively	(718.7)	(580.0)
Accumulated other comprehensive income	2.8	3.5

Total stockholders’ equity	771.0	850.5

Total liabilities and stockholders’ equity	$1,921.9	$1,987.6

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities
Net earnings	$77.5	$40.2
Adjustments to reconcile Net earnings to Net cash flows provided by operating activities of continuing operations:
Loss from discontinued operations	—	1.4
Depreciation and amortization	36.9	37.3
Amortization of acquired intangibles	16.4	17.7
Amortization of other assets	17.6	13.5
Deferred income taxes	(1.3)	(17.0)
Stock-based compensation expense	21.1	21.6
Excess tax benefits from the issuance of stock-based compensation awards	(2.1)	(1.9)
Loss on sale of available-for-sale securities	—	0.2
Impairment of available-for-sale securities and other noncurrent assets	—	32.2
Other	6.4	(2.9)
Changes in operating assets and liabilities:
Current assets and liabilities:
(Increase) decrease in Accounts receivable, net	(40.6)	22.0
Increase in Other current assets	(37.5)	(24.8)
Increase (decrease) in Accounts payable	28.2	(8.0)
Decrease in Accrued expenses and other current liabilities	(70.8)	(42.3)
Increase in Deferred revenues	79.4	80.5
Non-current assets and liabilities:
Increase in Other non-current assets	(48.0)	(81.4)
(Decrease) increase in Other non-current liabilities	(10.9)	15.6

Net cash flows provided by operating activities of continuing operations	72.3	103.9

Cash Flows From Investing Activities
Capital expenditures	(29.7)	(22.8)
Purchases of intangibles	(5.9)	(9.6)
Proceeds from sale of available-for-sale securities	—	2.1
Acquisitions, net of cash acquired	—	(72.4)

Net cash flows used in investing activities of continuing operations	(35.6)	(102.7)

Cash Flows From Financing Activities
Proceeds from issuance of Long-term debt	—	490.0
Payments on Short-term borrowings	—	(400.0)
Payments on Long-term debt	—	(50.0)
Dividends paid	(64.2)	(58.2)
Proceeds from exercise of stock options	27.4	37.1
Purchases of Treasury stock	(138.7)	(35.8)
Other financing transactions	(2.3)	(2.6)
Excess tax benefits from the issuance of stock-based compensation awards	2.1	1.9
Cost related to issuance of Long-term debt	—	(2.9)

Net cash flows used in financing activities of continuing operations	(175.7)	(20.5)

Cash flows from discontinued operations:
Cash flows provided by operating activities	—	(1.3)
Cash flows used in financing activities	—	—

Net cash provided by discontinued operations	—	(1.3)

Effect of exchange rate changes on Cash and cash equivalents	0.7	(2.1)

Net change in Cash and cash equivalents	(138.3)	(22.7)
Cash and cash equivalents, beginning of period	320.5	241.5
Cash and cash equivalents of discontinued operations, beginning of period	—	—

Cash and cash equivalents, end of period	182.2	218.8
Less Cash and cash equivalents from discontinued operations, end of period	—	—

Cash and cash equivalents of continuing operations, end of period	$182.2	$218.8

Supplemental disclosure of cash flow information:
Cash payments made for interest	$8.3	$8.3
Cash payments made for income taxes	$97.9	$61.8
Non-cash investing and financing activities:
Dividends payable	$1.3	$—
Property, plant and equipment	$—	$—

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

B. Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). These financial statements present the condensed consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “2012 Annual Report”) filed on August 9, 2012 with the Securities and Exchange Commission (the “SEC”). These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with U.S. GAAP of the Company’s financial position at March 31, 2013 and June 30, 2012, the results of its operations for the three and nine months ended March 31, 2013 and 2012 and its cash flows for the nine months ended March 31, 2013 and 2012.

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

F. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, in accordance with Accounting Standards Codification Topic (“ASC”) No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after March 31, 2013, through the date of issuance of the Condensed Consolidated Financial Statements. During this period, the Company did not have any material subsequent events.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not required to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 became effective for the Company in the third quarter of fiscal year 2013. The adoption of ASU 2013-02 did not have a material impact on the Company’s results of operations, cash flows or financial condition.

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

The computation of diluted EPS did not include 3.1 million and 1.6 million options to purchase Broadridge common stock for the three months ended March 31, 2013 and 2012, respectively, and 2.6 million and 2.7 million options to purchase Broadridge common stock for the nine months ended March 31, 2013 and 2012, respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Weighted-average shares outstanding:
Basic	121.2	124.0	122.4	123.8
Common stock equivalents	3.8	4.4	3.5	3.6

Diluted	125.0	128.4	125.9	127.4

NOTE 4. IMPAIRMENT CHARGES

The Company recorded impairment charges of $22.5 million and $32.2 million for the three and nine months ended March 31, 2012, respectively.

On March 13, 2012, Broadridge and its former wholly owned subsidiary, Ridge Clearing and Outsourcing Solutions, Inc., entered into a Restructuring Support Agreement with Penson Worldwide Inc. (“PWI”) and certain of its subsidiaries, which provided for proposed transactions related to the restructuring of Penson’s outstanding indebtedness, including a five-year subordinated note from PWI (the “Seller Note”). As part of PWI’s debt restructuring, Broadridge agreed to cancel the Seller Note in exchange for additional shares of PWI’s common stock, and the Company recorded a $21.4 million charge for the three and nine months ended March 31, 2012, which included $0.8 million of accrued interest on the Seller Note.

The impairment charge included a $10.8 million charge related to the impairment of the Company’s investment in the common stock of PWI. Based on the Company’s review at December 31, 2011 and again at March 31, 2012, factoring in the level of decline in the fair value of the PWI common stock, management determined at December 31, 2011, and again at March 31, 2012, that the market value of the PWI common stock would not equal or exceed the cost basis of our investment within a reasonable period of time. After consideration of the severity and duration of this decline in fair value as well as the reasons for the decline in value, the Company believed that the impairment was “other-than-temporary” and recorded charges of $1.1 million and $10.8 million for the three and nine months ended March 31, 2012.

There were no impairment charges recorded during the three and nine months ended March 31, 2013.

NOTE 5. OTHER EXPENSES, NET

Other expenses, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	($ in millions)
Interest expense on borrowings	$3.5	$3.6	$10.4	$9.9
Interest income	(0.4)	(0.6)	(1.3)	(1.6)
Foreign currency exchange loss	0.3	0.8	1.1	0.8
Other, net	0.4	0.5	1.6	1.3

Other expenses, net	$3.8	$4.3	$11.8	$10.4

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

During the nine months ended March 31, 2013, there were no acquisitions. During the nine months ended March 31, 2012, the Company acquired one business in the Securities Processing Solutions segment:

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

The following table sets forth the Company’s financial assets and liabilities at March 31, 2013 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets
Cash and cash equivalents:
Money market funds	$45.7	$—	$—	$45.7
Other non-current assets:
Available-for-sale equity securities	15.4	—	—	15.4

Total	$61.1	$—	$—	$61.1

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

NOTE 8. DISCONTINUED OPERATIONS

For a period of time in fiscal year 2012, the Company continued to generate cash flows and reported income statement activity in Loss from discontinued operations, net of taxes, associated with the securities clearing business. The activities that resulted in these cash flows and income statement activities were transitional in nature.

The following summarized financial information related to the securities clearing business has been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	($ in millions)
Revenues	$—	$—	$—	$—

Loss from discontinued operations, before tax benefit	—	—	—	—
Income tax benefit	—	—	—	—

Net loss from discontinued operations, before impairment of assets	—	—	—	—
Net loss on impairment of assets of discontinued operations net of tax benefit in the three and nine months ended March 31, 2012 of $1.0 and $1.0, respectively	—	(1.4)	—	(1.4)

Loss from discontinued operations, net of tax benefit	$—	$(1.4)	$—	$(1.4)

NOTE 9. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	March 31, 2013	June 30, 2012
	($ in millions)
Deferred client conversion and start-up costs	$131.6	$115.9
Deferred data center costs	50.2	52.2
Long-term investments	18.1	12.6
Long-term broker fees	9.7	11.4
Other	20.4	15.8

Total	$230.0	$207.9

NOTE 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2013	June 30, 2012
	($ in millions)
Employee compensation and benefits	$115.7	$139.6
Accrued broker fees	27.6	38.6
Accrued income taxes	12.8	42.9
Accrued dividend payable	21.2	19.9
Other	14.0	19.6

Total	$191.3	$260.6

NOTE 11. BORROWINGS

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	March 31, 2013	June 30, 2012	Unused Available Capacity
	($ in millions)
Long-term debt
Term loan facility	September 2016	$400.0	$400.0	$—
Revolving credit facility	September 2016	—	—	500.0
Senior notes	June 2017	124.5	124.4	—

Total debt		$524.5	$524.4	$500.0

Fiscal 2012 Credit Facilities: On September 22, 2011, the Company entered into a $990.0 million senior unsecured credit facility, consisting of a $490.0 million five-year term loan facility (the “Fiscal 2012 Term Loan”) and a $500.0 million five-year revolving credit facility (the “Fiscal 2012 Revolving Credit Facility”) (collectively the “Fiscal 2012 Credit Facilities”). Borrowings under the Fiscal 2012 Credit Facilities bear interest at LIBOR plus 125 basis points. The Fiscal 2012 Revolving Credit Facility also has an annual facility fee equal to 15 basis points, on the unused portion of the facility, which totaled $0.2 million and $0.6 million in fees for the three and nine months ended March 31, 2013, respectively, and $0.2 million and $0.4 million in fees for the three and nine months ended March 31, 2012, respectively. The Company incurred $3.0 million in debt issuance costs to establish the Fiscal 2012 Credit Facilities, of which $0.1 million of these costs were expensed as incurred and $2.9 million of these costs have been capitalized in Other non-current assets in the Condensed Consolidated Balance Sheets and are being amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the terms of these facilities. As of March 31, 2013 and March 31, 2012, $0.9 million and $0.3 million, respectively, had been amortized related to the Fiscal 2012 Credit Facilities.

The Fiscal 2012 Term Loan contains a repayment schedule that requires the Company to make minimum principal repayments on the loan of $12.3 million, on a quarterly basis, commencing with the first payment due on March 31, 2013, and the final payment due on June 30, 2016, for a total repayment of $171.5 million before the balance of the loan becomes due in September 2016. During the fiscal year ended June 30, 2012, the Company repaid $90.0 million of the $490.0 million of borrowings under the Fiscal 2012 Term Loan. Under the terms of the Fiscal 2012 Term Loan, any prepayment of a term borrowing shall be applied to reduce the subsequent scheduled repayment, in direct order of maturity, with no prepayment penalty. At March 31, 2013, the Company had met the repayment requirements on the Fiscal 2012 Term Loan through September 30, 2014. Under the terms of the Fiscal 2012 Term Loan agreement, as a portion of the outstanding borrowing is paid down, the total borrowing capacity is reduced commensurately, leaving a borrowing capacity of $400.0 million at March 31, 2013. The weighted-average interest rate on the Fiscal 2012 Term Loan was 1.46% and 1.52% for the three months ended March 31, 2013 and 2012, respectively, and 1.47% and 1.42% for the nine months ended March 31, 2013 and 2012, respectively.

The Fiscal 2012 Credit Facilities are subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At March 31, 2013, the Company is not aware of any instances of any non-compliance with the financial covenants of the Fiscal 2012 Credit Facilities. The carrying value of the Fiscal 2012 Term Loan approximates fair value.

Senior Notes: In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Senior Notes”). The Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At March 31, 2013, the Company is not aware of any instances of non-compliance with the financial covenants of the indenture governing the Senior Notes. The indenture also contains covenants regarding the purchase of the Senior Notes upon a change of control triggering event. The Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Senior Notes. These costs have been capitalized and are being amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the ten-year term. At March 31, 2013 and June 30, 2012, the accumulated amortization related to the Senior Notes was $0.9 million and $0.8 million, respectively. During the fiscal year ended June 30, 2009, the Company purchased $125.0 million principal amount of the Senior Notes (including $1.0 million unamortized bond discount) pursuant to a cash tender offer for such notes. The fair value of the fixed-rate Senior Notes at March 31, 2013 and June 30, 2012 was $142.9 million and $137.6 million, respectively, based on quoted market prices.

In addition, certain of the Company’s foreign subsidiaries have unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at March 31, 2013 and June 30, 2012.

NOTE 12. STOCK-BASED COMPENSATION

The activity related to the Company’s incentive equity awards for the three months ended March 31, 2013 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options (c)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at January 1, 2013	11,493,407	$19.66	2,996,894	$20.18	823,277	$20.47
Granted	1,295,750	22.27	15,937	20.66	—	—
Exercise of stock options (a)	(572,681)	16.64	—	—	—	—
Vesting of restricted stock units	—	—	(50,775)	21.53	(1,713)	21.64
Expired/forfeited	(69,881)	19.93	(26,894)	19.96	(703)	23.25

Balances at March 31, 2013 (b)	12,146,595	$20.08	2,935,162	$20.16	820,861	$20.46

(a)	Stock options exercised during the period of January 1, 2013 through March 31, 2013 had an intrinsic value of $4.0 million.
(b)	As of March 31, 2013, the Company’s outstanding “in the money” stock options using the March 31, 2013 closing stock price of $24.84 (approximately 9.4 million shares) had an aggregate intrinsic value of $53.1 million. As of March 31, 2013, time-based restricted stock units and performance-based restricted stock units expected to vest using the March 31, 2013 share price of $24.84 (approximately 2.8 million and 0.8 million shares, respectively) had an aggregate intrinsic value of $69.4 million and $19.6 million, respectively.
(c)	Stock options outstanding as of March 31, 2013 have a weighted-average remaining contractual life of 5.3 years and 9.7 million stock options are exercisable.

The activity related to the Company’s incentive equity awards for the nine months ended March 31, 2013 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at July 1, 2012	12,381,488	$19.42	2,025,569	$19.61	703,195	$20.39
Granted	1,413,341	22.30	1,076,619	21.23	246,894	21.25
Exercise of stock options (a)	(1,487,702)	16.80	—	—	—	—
Vesting of restricted stock units (b)	—	—	(56,944)	21.37	(11,393)	23.05
Expired/forfeited	(160,532)	19.32	(110,082)	19.92	(117,835)	21.42

Balances at March 31, 2013	12,146,595	$20.08	2,935,162	$20.16	820,861	$20.46

(a)	Stock options exercised during the period of July 1, 2012 through March 31, 2013 had an intrinsic value of $9.8 million.
(b)	Time-based and performance-based restricted stock units that vested during the period of July 1, 2012 through March 31, 2013 had a fair value of $1.3 million and $0.3 million, respectively.

The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Exercise prices on options granted have been and continue to be set equal to the market price of the underlying shares on the date of the grant (except the special stock option grants, some of which have a premium exercise price), with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $8.2 million and $7.8 million, respectively, as well as related tax benefits of $3.0 million and $2.9 million, respectively, were recognized for the three months ended March 31, 2013 and 2012, respectively. Stock-based compensation expense of $21.1 million and $21.6 million, respectively, as well as related tax benefits of $7.9 million and $8.0 million, respectively, were recognized for the nine months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $7.1 million and $30.4 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 3.4 years and 1.7 years, respectively.

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

NOTE 13. INCOME TAXES

The Company’s Provision for income taxes and effective tax rates for the three and nine months ended March 31, 2013 were $24.3 million and 35.9%, and $43.5 million and 36.0%, respectively, compared to $10.7 million and 37.2%, and $24.0 million and 36.6%, for the three and nine months ended March 31, 2012, respectively.

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

On January 28, 2010, the Company filed a declaratory action in the U.S. District Court for the District of Delaware against Inveshare, Inc. (the “Defendant”) seeking a declaration by the court that Broadridge did not infringe two U.S. patents owned by the Defendant that included claims related to the delivery and distribution of an electronic solicitation. The Company’s complaint also alleged that the Defendant’s patents were invalid and/or were unenforceable due to inequitable conduct. On March 22, 2010, the Defendant answered the Company’s complaint and filed a counterclaim against the Company alleging that Broadridge used a process that infringes one of the patents in the action. In its counterclaim, Defendant was seeking injunctive relief and unspecified damages. During the fiscal quarter ended December 31, 2012, this lawsuit was settled by the parties. The outcome of this litigation did not result in a material adverse impact on the Company’s condensed consolidated financial condition, results of operations, or cash flows.

The Company entered into a data center outsourcing services agreement with Automatic Data Processing, Inc. (“ADP”) before the Company’s spin-off from ADP in March 2007 (the “ADP Agreement”) under which ADP provided the Company with data center services. The ADP Agreement expired on June 30, 2012. The Company entered into a short-term extension of the ADP Agreement which expired in August 2012. At March 31, 2013, the Company has no further obligation with ADP for data center services.

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure that were previously provided under the ADP Agreement. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing from ADP to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at March 31, 2013 are $510.7 million through fiscal year 2022, the final year of the contract.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of March 31, 2013 and June 30, 2012, respectively. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

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

Segment results:

	Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	($ in millions)
Investor Communication Solutions	$404.2	$374.0	$1,070.5	$1,003.8
Securities Processing Solutions	169.6	169.3	487.3	488.8
Other	0.1	0.4	0.1	0.5
Foreign currency exchange	2.8	3.3	7.8	10.1

Total	$576.7	$547.0	$1,565.7	$1,503.2

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	($ in millions)
Investor Communication Solutions	$50.8	$36.9	$94.5	$55.9
Securities Processing Solutions	28.7	24.8	58.1	72.8
Other	(15.9)	(36.6)	(42.9)	(72.2)
Foreign currency exchange	4.1	3.7	11.3	9.1

Total	$67.7	$28.8	$121.0	$65.6

* * * * * * *

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As a result of Broadridge’s sale in June 2010 of substantially all of the contracts of the securities clearing clients of its former wholly owned subsidiary, Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) to Penson Financial Services, Inc. (“PFSI”), a wholly owned subsidiary of Penson Worldwide, Inc. (“PWI,” referred to herein together with PFSI as “Penson”), the securities clearing business is reflected in discontinued operations and the operations outsourcing solutions business retained by Broadridge is now reported as part of the Securities Processing Solutions business segment. This change is reflected in all prior periods presented in this Quarterly Report on Form 10-Q. For the three and nine months ended March 31, 2013, the Company did not generate any revenues or losses from discontinued operations. For the three and nine months ended March 31, 2012, the Company recognized a loss from discontinued operations of $1.4 million.

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

Results of Continuing Operations

The following discussions of Analysis of Condensed Consolidated Statements of Earnings from Continuing Operations and Analysis of Reportable Segments refer to the three and nine months ended March 31, 2013 compared to the three and nine months ended March 31, 2012. The following discussions of the Company’s results of continuing operations exclude the results related to the securities clearing business. This business is segregated from continuing operations and is included in discontinued operations for the three and nine months ended March 31, 2013 and the three and nine months ended March 31, 2012. The Analysis of Condensed Consolidated Statements of Earnings from Continuing Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Condensed Consolidated Statements of Earnings from Continuing Operations.

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

“Penson OTTI charge” refers to the charge that resulted after the Company reviewed its investment in the PWI common stock for impairment. Based on the Company’s review, factoring in the level of decline in the fair value of the PWI common stock, management determined that the market value of the PWI common stock would not equal or exceed the cost basis of our investment within a reasonable period of time. After consideration of the severity and duration of this decline in fair value as well as the reasons for the decline in value, the Company believed that the impairment was “other-than-temporary” at December 31, 2011 and March 31, 2012 and recorded charges of $9.7 million and $1.1 million at December 31, 2011 and March 31, 2012, respectively.

“Penson Note Receivable impairment charge” refers to the charge the Company recorded as a result of the Restructuring Support Agreement Broadridge and its former wholly owned subsidiary, Ridge, entered into with PWI and certain of its subsidiaries on March 13, 2012. The Restructuring Support Agreement provided for proposed transactions related to the restructuring of Penson’s outstanding indebtedness, including the note receivable in the principal amount of $20.6 million issued by PWI to Broadridge as part of the consideration in the sale of the Ridge clearing contracts to Penson. As part of PWI’s debt restructuring, Broadridge agreed to cancel this note receivable in exchange for additional shares of PWI’s common stock, and the Company recorded a $21.4 million charge as of March 31, 2012, which included $0.8 million of accrued interest on the note receivable.

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

Revenues derived from sales are a component of “Net New Business,” which is defined as our closed sales less client losses. Closed sales represent anticipated revenues for new client contracts that were signed by Broadridge during the periods referenced. A sale is considered closed when the Company has received the signed client contract. For recurring revenue closed sales, the amount of the closed sale is generally a reasonable estimate of annual revenues based on client volumes or activity, excluding pass-through revenues such as distribution revenues. Event-driven revenue closed sales primarily occur in our Investor Communication Solutions segment. The amount of the event-driven revenue closed sale is generally a reasonable estimate of production revenues based on client volumes or activity, excluding pass-through revenues such as distribution revenues. Broadridge’s determination of the amount of a closed sale is based on the client’s estimate of transaction volumes and activity levels, as our fees are largely based on transaction volume and activity levels. The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as closed sales. Larger recurring revenue closed sales can take up to 12 to 24 months to convert to reported revenues, particularly for the services provided by our Securities Processing Solutions segment. The majority of event-driven revenue closed sales are usually recognized during the year the contract is signed.

The Company tracks actual revenue recognized during the first year that the client contract is fully implemented and compares this to the amount that was included in the Company’s previously reported closed sales amount. The Company adjusts the current year closed sales amount for any difference between the prior year’s reported closed sales amount and the actual revenue achieved in the first year of the applicable contract. Closed sales were adjusted by $(0.3) million and $(2.0) million for the three and nine months ended March 31, 2013, respectively. Recurring revenue closed sales were adjusted by $(0.7) million and $(2.4) million for the three and nine months ended March 31, 2013, respectively. Event-driven revenue closed sales were adjusted by $0.4 million and $0.4 million for the three and nine months ended March 31, 2013, respectively. Closed sales were adjusted by $(1.4) million and $(1.4) million for the three and nine months ended March 31, 2012, respectively. Recurring revenue closed sales were adjusted by $(1.4) million and $(1.4) million for the three and nine months ended March 31, 2012, respectively.

Analysis of Condensed Consolidated Statements of Earnings

Three Months Ended March 31, 2013 versus Three Months Ended March 31, 2012

The table below presents Condensed Consolidated Statements of Earnings data for the three months ended March 31, 2013 and 2012, and the dollar and percentage changes between periods:

	Three Months Ended March 31,
			Change
	2013	2012	$	%
	($ in millions, except per share amounts)
Revenues	$576.7	$547.0	$29.7	5

Cost of revenues	426.2	420.8	5.4	1
Selling, general and administrative expenses	79.0	70.6	8.4	12
Impairment charges	—	22.5	(22.5)	(100)
Other expenses, net	3.8	4.3	(0.5)	(12)

Total expenses	509.0	518.2	(9.2)	(2)

Earnings from continuing operations before income taxes	67.7	28.8	38.9	135
Margin	11.7%	5.3%		6.4	pts

Provision for income taxes	24.3	10.7	13.6	127
Effective tax rate	35.9%	37.2%		(1.3	) pts

Net earnings from continuing operations	$43.4	$18.1	$25.3	140

Basic Earnings per share from continuing operations	$0.36	$0.15	$0.21	140
Diluted Earnings per share from continuing operations	$0.35	$0.14	$0.21	150

Nine Months Ended March 31, 2013 versus Three Months Ended March 31, 2012

The table below presents Condensed Consolidated Statements of Earnings data for the nine months ended March 31, 2013 and 2012, and the dollar and percentage changes between periods:

	Nine Months Ended March 31,
			Change
	2013	2012	$	%
	($ in millions, except per share amounts)
Revenues	$1,565.7	$1,503.2	$62.5	4

Cost of revenues	1,203.8	1,186.2	17.6	1
Selling, general and administrative expenses	229.1	208.8	20.3	10
Impairment charges	—	32.2	(32.2)	(100)
Other expenses, net	11.8	10.4	1.4	13

Total expenses	1,444.7	1,437.6	7.1	—

Earnings from continuing operations before income taxes	121.0	65.6	55.4	84
Margin	7.7%	4.4%		3.3	pts

Provision for income taxes	43.5	24.0	19.5	81
Effective tax rate	36.0%	36.6%		(0.6	) pts

Net earnings from continuing operations	$77.5	$41.6	$35.9	86

Basic Earnings per share from continuing operations	$0.63	$0.34	$0.29	85
Diluted Earnings per share from continuing operations	$0.62	$0.33	$0.29	88

Three Months Ended March 31, 2013 versus Three Months Ended March 31, 2012

Revenues. Revenues for the three months ended March 31, 2013 were $576.7 million, an increase of $29.7 million, or 5%, compared to $547.0 million for the three months ended March 31, 2012. Recurring fee revenues increased $15.6 million, or 5%, to $355.6 million and distribution revenues increased $13.4 million, or 8%, to $180.6 million for the three months ended March 31, 2013. The positive contribution from recurring fee revenues reflected gains from Net New Business, partially offset by lower internal growth. Event-driven fee revenues were $37.7 million, an increase of $1.2 million, or 3%, compared to $36.5 million for the three months ended March 31, 2012. Fluctuations in foreign currency exchange rates negatively impacted revenues by $0.5 million.

Closed sales for the three months ended March 31, 2013 were $32.8 million, an increase of $9.9 million, or 43%, compared to $22.9 million for the three months ended March 31, 2012. Recurring revenue closed sales for the three months ended March 31, 2013 were $24.3 million, an increase of $8.1 million, or 50%, compared to $16.2 million for the three months ended March 31, 2012. Event-driven revenue closed sales for the three months ended March 31, 2013 were $8.5 million, an increase of $1.8 million, or 27%, compared to $6.7 million for the three months ended March 31, 2012.

Nine Months Ended March 31, 2013 versus Nine Months Ended March 31, 2012

Revenues. Revenues for the nine months ended March 31, 2013 were $1,565.7 million, an increase of $62.5 million, or 4%, compared to $1,503.2 million for the nine months ended March 31, 2012. Recurring fee revenues increased $34.1 million, or 4%, to $983.4 million, distribution revenues increased $24.7 million, or 5%, to $476.9 million and event-driven revenues increased $6.0 million, or 7%, to $97.6 million for the nine months ended March 31, 2013. The positive contribution from recurring fee revenues reflected higher Net New Business, partially offset by lower internal growth. Fluctuations in foreign currency exchange rates negatively impacted revenues by $2.3 million.

Closed sales for the nine months ended March 31, 2013 were $83.0 million, a decrease of $17.5 million, or 17%, compared to $100.5 million for the nine months ended March 31, 2012. Recurring revenue closed sales for the nine months ended March 31, 2013 were $58.4 million, a decrease of $20.3 million, or 26%, compared to $78.7 million for the nine months ended March 31, 2012. The decrease in recurring revenue closed sales was primarily due to a longer than anticipated sales cycle for certain of the larger pending sales (sales with revenues of greater than $5 million) currently in our pipeline. Excluding large sales, recurring revenue closed sales were essentially flat as compared to the same period in the prior year. Event-driven revenue closed sales for the nine months ended March 31, 2013 were $24.6 million, an increase of $2.8 million, or 13%, compared to $21.8 million for the nine months ended March 31, 2012.

Three Months Ended March 31, 2013 versus Three Months Ended March 31, 2012

Total Expenses. Total expenses for the three months ended March 31, 2013 were $509.0 million, a decrease of $9.2 million, or 2%, compared to $518.2 million for the three months ended March 31, 2012. Impairment charges were not incurred in the three months ended March 31, 2013 compared to $22.5 million incurred in the three months ended March 31, 2012. This decline in impairment charges was partially offset by higher Cost of revenues of $5.4 million, or 1%, and higher Selling, general and administrative expenses of $8.4 million, or 12%. Other expenses, net declined $0.5 million, or 12%.

Cost of revenues for the three months ended March 31, 2013 were $426.2 million, an increase of $5.4 million, or 1%, compared to $420.8 million for the three months ended March 31, 2012. The increase reflects higher cost of distribution revenues of $11.6 million, higher variable costs of $8.2 million on higher fee revenues and restructuring costs of $3.8 million for the three months ended March 31, 2013. These costs were partially offset by IBM Migration costs recorded in the prior year of $5.7 million and savings related to the migration of the data center to IBM of $5.5 million. Distribution cost of revenues for the three months ended March 31, 2013 were $161.4 million, an increase of $11.6 million, or 8%, compared to $149.8 million for the three months ended March 31, 2012. Distribution cost of revenues consists primarily of postage-related expenses. Fluctuations in foreign currency exchange rates decreased Cost of revenues by $0.9 million.

Selling, general and administrative expenses for the three months ended March 31, 2013 were $79.0 million, an increase of $8.4 million, or 12%, compared to $70.6 million for the three months ended March 31, 2012. The 12% increase was primarily due to higher sales and marketing expenses of $3.7 million on higher closed sales, impact of a one-time non-recurring credit in the prior year of $1.5 million and higher strategic initiatives of $0.7 million.

Impairment charges for the three months ended March 31, 2012 were $22.5 million primarily as a result of the Penson Note Receivable impairment charge of $21.4 million.

Other expenses, net for the three months ended March 31, 2013 were $3.8 million, a decrease of $0.5 million, or 12%, compared to $4.3 million for the three months ended March 31, 2012, mainly reflecting lower impact from foreign currency exchange rates.

Nine Months Ended March 31, 2013 versus Nine Months Ended March 31, 2012

Total Expenses. Total expenses for the nine months ended March 31, 2013 were $1,444.7 million, an increase of $7.1 million, compared to $1,437.6 million for the nine months ended March 31, 2012. The increase reflects higher Cost of revenues of $17.6 million, or 1%, higher Selling, general and administrative expenses of $20.3 million, or 10%, partially offset by impairment charges of $32.2 million recorded in the prior year. Other expenses, net increased $1.4 million or 13%.

Cost of revenues for the nine months ended March 31, 2013 were $1,203.8 million, an increase of $17.6 million, or 1%, compared to $1,186.2 million for the nine months ended March 31, 2012. The increase reflects higher variable costs of $25.6 million on higher fee revenues, higher cost of distribution revenues of $20.2 million, restructuring costs of $8.1 million and $4.5 million related to Acquisition Amortization and Other Costs. These costs were partially offset by IBM Migration costs incurred in the prior year of $12.6 million, savings related to the migration of the data center to IBM of $10.8 million, lower investments and strategic initiatives of $7.0 million and lower acquisition deal costs of $1.1 million. Distribution cost of revenues for the nine months ended March 31, 2013 were $429.9 million, an increase of $20.2 million, or 5%, compared to $409.7 million for the nine months ended March 31, 2012. Distribution cost of revenues consists primarily of postage-related expenses. Fluctuations in foreign currency exchange rates decreased Cost of revenues by $4.7 million.

Selling, general and administrative expenses for the nine months ended March 31, 2013 were $229.1 million, an increase of $20.3 million, or 10%, compared to $208.8 million for the nine months ended March 31, 2012. The 10% increase was primarily due to higher costs related to higher sales and marketing expenses of $6.6 million, higher strategic initiatives and acquisitions of $4.7 million and the impact of a one-time non-recurring credit in the prior year of $2.4 million.

Impairment charges for the nine months ended March 31, 2012 were $32.2 million as a result of the Penson Note Receivable impairment charge of $21.4 million and the Penson OTTI charge of $10.8 million.

Other expenses, net for the nine months ended March 31, 2013 were $11.8 million, an increase of $1.4 million, or 13%, compared to $10.4 million for the nine months ended March 31, 2012, reflecting mainly higher interest expense on borrowings and fluctuations in foreign currency exchange rates.

Earnings from Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes for the three months ended March 31, 2013 were $67.7 million, an increase of $38.9 million, or 135%, compared to $28.8 million for the three months ended March 31, 2012. The increase is mainly due to higher recurring revenues, increased margins driven by the mix of business, impairment charges recorded in the prior period and cost containment. Overall margin increased to 11.7% for the three months ended March 31, 2013 compared to 5.3% for the three months ended March 31, 2012.

Earnings from continuing operations before income taxes for the nine months ended March 31, 2013 were $121.0 million, an increase of $55.4 million, or 84%, compared to $65.6 million for the nine months ended March 31, 2012. The increase is mainly due to higher recurring revenues, increased margins driven by the mix of business, impairment charges recorded in the prior period and cost containment. Overall margin increased to 7.7% for the nine months ended March 31, 2013 compared to 4.4% for the nine months ended March 31, 2012.

Provision for Income Taxes. Provision for income taxes and effective tax rates for the three and nine months ended March 31, 2013 were $24.3 million and 35.9%, and $43.5 million and 36.0%, respectively, compared to $10.7 million and 37.2%, and $24.0 million and 36.6%, for the three and nine months ended March 31, 2012, respectively. The decrease in our effective tax rate for the nine months ended March 31, 2013 when compared to the comparable prior year period is primarily attributable to the geographical mix of income and lower tax rates in certain non-U.S. tax jurisdictions.

Net Earnings from Continuing Operations and Basic and Diluted Earnings per Share from Continuing Operations. Net earnings from continuing operations for the three months ended March 31, 2013 were $43.4 million, an increase of $25.3 million, or 140%, compared to $18.1 million for the three months ended March 31, 2012. The increase in Net earnings from continuing operations reflects higher revenues, increased margins driven by the mix of business, impairment charges recorded in the prior year and cost containment.

Net earnings from continuing operations for the nine months ended March 31, 2013 were $77.5 million, an increase of $35.9 million, or 86%, compared to $41.6 million for the nine months ended March 31, 2012. The increase in Net earnings from continuing operations reflects higher revenues, increased margins driven by the mix of business, impairment charges recorded in the prior year and cost containment.

Basic earnings per share from continuing operations for the three months ended March 31, 2013 were $0.36, an increase of $0.21, or 140%, compared to $0.15 for the three months ended March 31, 2012. Diluted earnings per share from continuing operations for the three months ended March 31, 2013 were $0.35, an increase of $0.21, or 150%, compared to $0.14 for the three months ended March 31, 2012. Penson Transition Costs decreased Basic and Diluted earnings per share by $0.02 for the three months ended March 31, 2013. The IBM Migration costs and Penson Note Receivable impairment charge and Penson OTTI charge decreased Basic and Diluted earnings per share in the prior year period by $0.03 and $0.11, respectively.

Basic earnings per share from continuing operations for the nine months ended March 31, 2013 were $0.63, an increase of $0.29, or 85%, compared to $0.34 for the nine months ended March 31, 2012. Diluted earnings per share from continuing operations for the nine months ended March 31, 2013 were $0.62, an increase of $0.29, or 88%, compared to $0.33 for the nine months ended March 31, 2012. Penson Transition Costs decreased Basic and Diluted earnings per share by $0.04 for the nine months ended March 31, 2013. The IBM Migration costs, Penson Note Receivable impairment charge and Penson OTTI charge decreased Basic and Diluted earnings per share in the prior year period by $0.06 and $0.16, respectively.

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

Revenues

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2013	2012	$	%	2013	2012	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$404.2	$374.0	$30.2	8	$1,070.5	$1,003.8	$66.7	7
Securities Processing Solutions	169.6	169.3	0.3	—	487.3	488.8	(1.5)	—
Other	0.1	0.4	(0.3)	(75)	0.1	0.5	(0.4)	(80)
Foreign currency exchange	2.8	3.3	(0.5)	(15)	7.8	10.1	(2.3)	(23)

Total	$576.7	$547.0	$29.7	5	$1,565.7	$1,503.2	$62.5	4

Earnings (Loss) from Continuing Operations Before Income Taxes

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2013	2012	$	%	2013	2012	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$50.8	$36.9	$13.9	38	$94.5	$55.9	$38.6	69
Securities Processing Solutions	28.7	24.8	3.9	16	58.1	72.8	(14.7)	(20)
Other	(15.9)	(36.6)	20.7	57	(42.9)	(72.2)	29.3	41
Foreign currency exchange	4.1	3.7	0.4	11	11.3	9.1	2.2	24

Total	$67.7	$28.8	$38.9	135	$121.0	$65.6	$55.4	84

Investor Communication Solutions

Revenues. Investor Communication Solutions segment’s Revenues for the three months ended March 31, 2013 were $404.2 million, an increase of $30.2 million, or 8%, compared to $374.0 million for the three months ended March 31, 2012. Higher recurring fee revenues contributed $15.6 million, or 52%, higher event-driven fee revenues contributed $1.2 million, or 4%, and higher distribution revenues contributed $13.4 million, or 44%, to the $30.2 million increase in revenues. Higher recurring fee revenues were driven by Net New Business. Distribution revenues for the three months ended March 31, 2013 were $180.6 million, an increase of $13.4 million, or 8%, compared to $167.2 million for the three months ended March 31, 2012.

Investor Communication Solutions segment’s Revenues for the nine months ended March 31, 2013 were $1,070.5 million, an increase of $66.7 million, or 7%, compared to $1,003.8 million for the nine months ended March 31, 2012. Higher recurring fee revenues contributed $36.0 million, or 54%, higher event-driven fee revenues contributed $6.0 million, or 9%, and higher distribution revenues contributed $24.7 million, or 37%, to the $66.7 million increase in revenues. Higher recurring fee revenues were driven by Net New Business and internal growth. Higher event-driven fee revenues were the result of increased Mutual Fund Communications activity. Distribution revenues for the nine months ended March 31, 2013 were $476.9 million, an increase of $24.7 million, or 5%, compared to $452.2 million for the nine months ended March 31, 2012.

Earnings from Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes for the three months ended March 31, 2013 were $50.8 million, an increase of $13.9 million, or 38%, compared to $36.9 million for the three months ended March 31, 2012. Margin increased by 2.7 percentage points to 12.6% mainly as a result of higher recurring fee revenues, as well as improved productivity from strategic initiatives.

Earnings from continuing operations before income taxes for the nine months ended March 31, 2013 were $94.5 million, an increase of $38.6 million, or 69%, compared to $55.9 million for the nine months ended March 31, 2012. Margin increased by 3.2 percentage points to 8.8% mainly as a result of higher recurring fee, event-driven fee and distribution revenues, as well as improved productivity from strategic initiatives.

Securities Processing Solutions

Revenues. Securities Processing Solutions segment’s Revenues for the three months ended March 31, 2013 were $169.6 million, an increase of $0.3 million, compared to $169.3 million for the three months ended March 31, 2012. Growth from Net New Business was offset by a decline in the existing client base primarily due to the decline in revenue resulting from the outsourcing services contract with Apex replacing the terminated outsourcing services contract with Penson.

Securities Processing Solutions segment’s Revenues for the nine months ended March 31, 2013 were $487.3 million, a decrease of $1.5 million, compared to $488.8 million for the nine months ended March 31, 2012. The decrease was driven by the decline in revenue resulting from the outsourcing services contract with Apex replacing the terminated outsourcing services contract with Penson and lower trade volumes offset by positive contributions from Net New Business and the Paladyne acquisition.

Earnings from Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes for the three months ended March 31, 2013 were $28.7 million, an increase of $3.9 million, or 16%, compared to $24.8 million for the three months ended March 31, 2012. Margin increased by 2.3 percentage point to 16.9% for the three months ended March 31, 2013 as a result of IBM data center cost savings partially offset by revenue mix.

Earnings from continuing operations before income taxes for the nine months ended March 31, 2013 were $58.1 million, a decrease of $14.7 million, or 20%, compared to $72.8 million for the nine months ended March 31, 2012. Margin decreased by 3.0 percentage points to 11.9% for the nine months ended March 31, 2013 as a result of revenue mix and an increase in systems investments.

Other

Revenues. There were no significant reportable Revenues in our Other segment for the periods presented.

Loss from Continuing Operations before Income Taxes. Loss from continuing operations before income taxes was $15.9 million for the three months ended March 31, 2013, an improvement of $20.7 million, compared to a $36.6 million Loss from continuing operations before income taxes for the three months ended March 31, 2012. The decreased loss was mainly due to the Penson Note Receivable impairment charge and Penson OTTI charge of $22.5 million and IBM Migration costs of $5.7 million in the three months ended March 31, 2012.

Loss from continuing operations before income taxes was $42.9 million for the nine months ended March 31, 2013, an improvement of $29.3 million, compared to a $72.2 million Loss from continuing operations before income taxes for the nine months ended March 31, 2012. The decreased loss was mainly due to the Penson Note Receivable impairment charge and Penson OTTI charge of $32.2 million and IBM Migration costs of $12.6 million in the nine months ended March 31, 2012.

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

Set forth below is a reconciliation of Adjusted net earnings from continuing operations (Non-GAAP) to the comparable GAAP measure.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
		($ in millions)
Adjusted net earnings from continuing operations (Non-GAAP)	$49.5	$40.6	$93.6	$82.8
Adjustments:
Acquisition Amortization and Other Costs	(5.7)	(6.9)	(17.0)	(19.6)
Restructuring and Impairment Charges	(3.8)	(22.5)	(8.1)	(32.2)
IBM Migration costs	—	(5.7)	—	(12.6)
Tax impact of adjustments	3.4	12.6	9.0	23.2

Net earnings from continuing operations (GAAP)	$43.4	$18.1	$77.5	$41.6

Set forth below is a reconciliation of Adjusted diluted earnings per share from continuing operations (Non-GAAP) to the comparable GAAP measure.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Adjusted diluted earnings per share from continuing operations (Non-GAAP)	$0.39	$0.32	$0.74	$0.65
Adjustments:
Acquisition Amortization and Other Costs	(0.04)	(0.05)	(0.13)	(0.15)
Restructuring and Impairment Charges	(0.03)	(0.17)	(0.06)	(0.25)
IBM Migration costs	—	(0.05)	—	(0.10)
Tax impact of adjustments	0.03	0.09	0.07	0.18

Diluted earnings per share from continuing operations (GAAP)	$0.35	$0.14	$0.62	$0.33

Financial Condition, Liquidity and Capital Resources

At March 31, 2013, Cash and cash equivalents were $182.2 million and Total stockholders’ equity was $771.0 million. At March 31, 2013, working capital was $262.1 million, compared to $367.1 million at June 30, 2012. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases. We do not rely on short-term borrowings to meet our liquidity needs.

As of March 31, 2013, $84.1 million of the $182.2 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

On December 28, 2012, Broadridge, the U.S. Internal Revenue Service (the “IRS”) and the Canadian Revenue Authority entered into an Advanced Pricing Agreement (“APA”). Under the APA, a net $50.0 million of cash transferred from two of the Company’s Canadian subsidiaries to the Broadridge U.S. parent company during the Company’s third fiscal quarter of 2013. All tax effects pertaining to this APA were accrued in the prior fiscal year.

At March 31, 2013, the Company had $524.5 million outstanding Long-term debt, consisting of a $400.0 million five-year term loan facility and unsecured senior notes of $124.5 million principal amount. The senior notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. Interest is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%.

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

The Fiscal 2012 Term Loan contains a repayment schedule that requires the Company to make minimum principal repayments on the loan of $12.3 million, on a quarterly basis, commencing with the first payment due by March 31, 2013, and the final payment due by June 30, 2016, for a total repayment of $171.5 million before the balance of the loan becomes due in September 2016. During the fiscal year ended June 30, 2012, the Company repaid $90.0 million of the $490.0 million of borrowings under the Fiscal 2012 Term Loan. Under the terms of the Fiscal 2012 Term Loan, any prepayment of a term borrowing shall be applied to reduce the subsequent scheduled repayment, in direct order of maturity, with no prepayment penalty. At March 31, 2013, the Company had met the repayment requirements on the Fiscal 2012 Term Loan through September 30, 2014. The weighted-average interest rate on the Fiscal 2012 Term Loan was 1.46% and 1.47% for the three and nine months ended March 31, 2013, respectively.

As of March 31, 2013, the Company had no outstanding borrowings on the Fiscal 2012 Revolving Credit Facility. For the three and nine months ended March 31, 2013, the Company incurred $0.2 million and $0.6 million, respectively, in facility fees related to the unused portion of the Fiscal 2012 Revolving Credit Facility.

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

Cash Flows

Net cash flows provided by operating activities were $72.3 million for the nine months ended March 31, 2013 compared to $103.9 million net cash flows provided by operating activities during the nine months ended March 31, 2012. The decrease in cash provided by operating activities is primarily due to changes in working capital resulting from the timing of accounts receivable collections and vendor payments.

Net cash flows used in investing activities for the nine months ended March 31, 2013 were $35.6 million, a decrease of $67.1 million compared to $102.7 million net cash flows used in investing activities for the nine months ended March 31, 2012. The decrease reflects lower spending of $72.4 million on acquisitions during the nine months ended March 31, 2013, compared to the nine months ended March 31, 2012.

Net cash flows used in financing activities for the nine months ended March 31, 2013 were $175.7 million, an increase of $155.2 million compared to $20.5 million for the nine months ended March 31, 2012. The increased use of cash in the nine months ended March 31, 2013 reflects an increase in the purchases of common stock of $102.9 million in the current year nine month period versus the prior year, coupled with a decline of $37.1 million of net proceeds from borrowings after debt repayment and borrowing costs and $9.7 million decline in proceeds from the exercise of stock options.

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

Income Taxes

Our effective tax rate for the three and nine months ended March 31, 2013 was 35.9% and 36.0%, compared to 37.2% and 36.6% for the three and nine months ended March 31, 2012, respectively. The decrease in our effective tax rate for the nine months ended March 31, 2013 when compared to the comparable prior year period is primarily attributable to the geographical mix of income and lower tax rates in certain non-U.S. tax jurisdictions.

Contractual Obligations

The Company entered into a data center outsourcing services agreement with Automatic Data Processing, Inc. (“ADP”) before the Company’s spin-off from ADP in March 2007 (the “ADP Agreement”) under which ADP provided the Company with data center services. The ADP Agreement expired on June 30, 2012. The Company entered into a short-term extension of the ADP Agreement which expired in August 2012. At March 31, 2013, the Company has no further obligation with ADP for data center services.

In March 2010, the Company and IBM entered into the IT Services Agreement, under which IBM provides certain aspects of the Company’s information technology infrastructure that were previously provided under the ADP Agreement. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing from ADP to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement are $510.7 million through fiscal year 2022, the final year of the contract.

Other Commercial Agreements

The Company’s Fiscal 2012 Revolving Credit Facility has an available capacity of $500.0 million. This revolving credit facility had zero outstanding at March 31, 2013.

In addition, certain of the Company’s foreign subsidiaries have unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at March 31, 2013.

Off-balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at March 31, 2013 or at June 30, 2012. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

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

As of March 31, 2013, $400.0 million of our total $524.5 million in debt outstanding is based on floating interest rates. Our Fiscal 2012 Term Loan had a balance outstanding of $400.0 million as of March 31, 2013. The interest rate is based on LIBOR plus 125 basis points. The weighted-average interest rate was 1.46% and 1.47% during the three and nine months ended March 31, 2013, respectively. Our Fiscal 2012 Revolving Credit Facility had a balance outstanding of zero as of March 31, 2013. The interest rate is based on LIBOR plus 125 basis points.

Item 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2013 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 28, 2010, the Company filed a declaratory action in the U.S. District Court for the District of Delaware against Inveshare, Inc. (the “Defendant”) seeking a declaration by the court that Broadridge did not infringe two U.S. patents owned by the Defendant that included claims related to the delivery and distribution of an electronic solicitation. The Company’s complaint also alleged that the Defendant’s patents were invalid and/or were unenforceable due to inequitable conduct. On March 22, 2010, the Defendant answered the Company’s complaint and filed a counterclaim against the Company alleging that Broadridge used a process that infringes one of the patents in the action. In its counterclaim, Defendant was seeking injunctive relief and unspecified damages. During the fiscal quarter ended December 31, 2012, this lawsuit was settled by the parties. The outcome of this litigation did not result in a material adverse impact on the Company’s condensed consolidated financial condition, results of operations, or cash flows.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our third fiscal quarter ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans(1)
January 1, 2013 – January 31, 2013	—	$—	—	—
February 1, 2013 – February 28, 2013	1,202,400	22.58	1,202,400	4,725,820
March 1, 2013 – March 31, 2013	797,600	22.96	797,600	3,928,220

Total	2,000,000	$22.73	2,000,000	3,928,220

(1)	On August 11, 2010, the Board of Directors authorized a stock repurchase plan for the repurchase of up to 10,000,000 shares of the Company’s common stock.

On August 8, 2012, the Board of Directors authorized a stock repurchase plan for the repurchase of up to 4,000,000 shares of the Company’s common stock.

At January 1, 2013, there were 5,928,220 shares remaining for repurchase under these plans. During the fiscal quarter ended March 31, 2013, the Company repurchased 1,928,220 shares of common stock under the August 11, 2010 stock repurchase plan at an average price per share of $22.71 and 71,780 shares of common stock under the August 8, 2012 stock repurchase plan at an average price per share of $23.24. At March 31, 2013, zero shares remain available for repurchase under the August 11, 2010 stock repurchase plan, and 3,928,220 shares remain available for repurchase under the August 8, 2012 stock repurchase plan.

On April 30, 2013, the Board of Directors authorized a stock repurchase plan for the repurchase of up to 6 million shares of the Company’s common stock. With this authorization, the Company currently has approximately 10 million shares available for repurchase under its stock repurchase plans.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and nine months ended March 31, 2013 and 2012, (ii) condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2013 and 2012, (iii) condensed consolidated balance sheets as of March 31, 2013 and June 30, 2012, (iv) condensed consolidated statements of cash flows for the nine months ended March 31, 2013 and 2012, and (v) the notes to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: May 7, 2013	By:	/s/ Dan Sheldon
Dan Sheldon
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and nine months ended March 31, 2013 and 2012, (ii) condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2013 and 2012, (iii) condensed consolidated balance sheets as of March 31, 2013 and June 30, 2012, (iv) condensed consolidated statements of cash flows for the nine months ended March 31, 2013 and 2012, and (v) the notes to the condensed consolidated financial statements.