Form 10-K/A
period 2012-06-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2013-07-11
CIK 1383312

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Broadridge Financial Solutions, Inc. for the fiscal year ended June 30, 2012, previously filed with the United States Securities and Exchange Commission (the “SEC”) on August 9, 2012 (the “Original Filing”). We are filing this Amendment to replace the Master Services Agreement (the “Agreement”) and the Attachments that were filed as Exhibit 10.41 to the Original Filing. The Agreement and the Attachments to the Agreement filed with this Amendment have been redacted pursuant to a request for confidential treatment.

In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications as Exhibits.

No modification or update is otherwise made to any other disclosures or Exhibits in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing. As such, this Form 10–K/A should be read in conjunction with the Original Filing made with the SEC on August 9, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned hereunto duly authorized.

Date: July 10, 2013

BROADRIDGE FINANCIAL SOLUTIONS, INC.

By:	/S/ DAN SHELDON
Name:	Dan Sheldon
Title:	Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

10.41	Master Services Agreement entered into on June 5, 2012 between Broadridge Financial Solutions, Inc. and Apex Clearing Corporation.(1)

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(1)	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the SEC without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Exchange Act.