Form 10-K
period 2013-06-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2013-08-08
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value, as of December 31, 2012, of common stock held by non-affiliates of the registrant was approximately $2,769,467,282.

As of July 31, 2013, there were 119,067,195 shares of the registrant’s common stock outstanding (excluding 35,393,932 shares held in treasury), par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within

120 days after the fiscal year end of June 30, 2013 are incorporated by reference into Part III.

PART I.

Forward-Looking Statements

This Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words such as “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. In particular, information appearing under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:

•	the success of Broadridge Financial Solutions, Inc. (“Broadridge®” or the “Company”) in retaining and selling additional services to its existing clients and in obtaining new clients;

•

Broadridge’s reliance on a relatively small number of clients, the continued financial health of those clients, and the continued use by such clients of Broadridge’s services with favorable pricing terms;

•	changes in laws and regulations affecting Broadridge’s clients or the investor communication services provided by Broadridge;

•	declines in participation and activity in the securities markets;

•	any material breach of Broadridge security affecting its clients’ customer information;

•	the failure of our outsourced data center services provider to provide the anticipated levels of service;

•	a disaster or other significant slowdown or failure of Broadridge’s systems or error in the performance of Broadridge’s services;

•	overall market and economic conditions and their impact on the securities markets;

•	Broadridge’s failure to keep pace with changes in technology and demands of its clients;

•	the ability to attract and retain key personnel;

•	the impact of new acquisitions and divestitures; and

•	competitive conditions.

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

Overview

Broadridge is a leading global provider of investor communications and technology-driven solutions to banks, broker-dealers, mutual funds and corporate issuers. Our systems and services include investor communication solutions, and securities processing and business process outsourcing services. In short, we provide the infrastructure that helps the financial services industry operate. With over 50 years of experience, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities.

We deliver a broad range of solutions that help our clients better serve their retail and institutional customers across the entire investment lifecycle, including pre-trade, trade, and post-trade processing. We serve a large and diverse client base across our four businesses: Bank/Broker-Dealer Communications, Mutual Fund and Retirement Solutions, Corporate Issuer Solutions, and Bank/Broker-Dealer Technology and Operations. Our businesses operate in two business segments: Investor Communication Solutions and Securities Processing Solutions.

Investor Communication Solutions

Our Bank/Broker-Dealer Communications, Mutual Fund and Retirement Solutions and Corporate Issuer Solutions businesses operate within this segment. A large portion of our Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge®, our innovative electronic proxy delivery and voting solution for institutional investors and financial advisors, helps ensure the participation of the largest stockholders of many companies. We also provide the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help our clients meet their regulatory compliance needs. In addition, we provide financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance our clients’ communications with investors. All of these communications are delivered through paper or electronic channels. In addition, Broadridge provides corporate issuers with registered proxy services as well as registrar, stock transfer and record-keeping services.

•

Bank/Broker-Dealer Communications: Broadridge is the leader in corporate governance activities, processing approximately 85% of the outstanding shares in the United States (“U.S.”), and approximately 72% of the shares voted outside the U.S. in the performance of our proxy services. We process approximately two billion investor communications annually through a combination of physical and electronic channels.

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

Securities Processing Solutions

Our Bank/Broker-Dealer Technology and Operations business operates within this segment. We offer a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, and accounting. Our services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With multi-currency capabilities, our Global Processing Solution supports real-time global trading of equity, option, mutual fund, and fixed income securities in established and emerging markets. In addition, our business process outsourcing services allow broker-dealers to outsource certain administrative functions relating to clearing and settlement, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their businesses.

•

Bank/Broker-Dealer Technology and Operations: Broadridge is the leading back- and middle-office securities processing platform for North American and global broker-dealers. Provided on an application service provider (“ASP”) basis, Broadridge’s platform is a global market solution, clearing and settling in over 50 countries. Broadridge processes on average over $5 trillion in equity and fixed income trades per day of U.S. and Canadian securities, including approximately 60% of U.S. fixed income trades.

History and Development of Our Company

We are the former Brokerage Services division of Automatic Data Processing, Inc. (“ADP”). Broadridge was incorporated in Delaware as a wholly-owned subsidiary of ADP on March 29, 2007 in anticipation of our spin-off from ADP. Six years ago, we spun off from ADP and began operating as an independent public company on March 30, 2007. Our company has over 50 years of history in providing innovative solutions to financial services firms and publicly-held companies. In 1962, the Brokerage Services division of ADP opened for business with one client, processing an average of 300 trades per night. In 1979, we expanded our U.S.-based securities processing solutions to process Canadian securities.

We made significant additions to our Securities Processing Solutions business through two key acquisitions in the mid-1990s. In 1995, we acquired a London-based provider of multi-currency clearance and settlement services, to become a global supplier of transaction processing services. In 1996, we acquired a provider of institutional fixed income transaction processing systems.

We began offering our proxy services in 1989. The proxy services business, which started what has become our Investor Communication Solutions business, leveraged the information processing systems and infrastructure of our Securities Processing Solutions business. Our proxy services offering attracted 31 major clients in its first year of operations. In 1992, we acquired The Independent Election Corporation of America which further increased our proxy services capabilities. By 1999, we were handling over 90% of the investor communication distributions for securities held of record by banks and broker-dealers in the U.S.—from proxy statements to annual reports. During the 1990s, we expanded our proxy services business to serve security owners of Canadian and United Kingdom issuers and we began offering a complete outsourced solution for international proxies.

In 1994, we began offering ProxyEdge, our innovative electronic proxy delivery and voting solution for institutional investors that helps ensure the participation of the largest stockholders of many companies. In 1998, having previously provided print and distribution services as an accommodation to our securities processing and proxy clients, we decided to focus on account statement and reporting services. In 2001, we developed and released PostEdge® to meet the need for electronic distribution and archiving of all investor communications.

Three years ago, Broadridge entered the transfer agency business through its acquisition of a provider of registrar, stock transfer and record-keeping services. In fiscal year 2011, the Company acquired three businesses in the Investor Communication Solutions segment. In August 2010, the Company acquired NewRiver, Inc. (“NewRiver®”), a leader in mutual fund electronic investor disclosure solutions. In December 2010, the Company acquired Forefield, Inc. (“Forefield®”), a leading provider of real-time sales, education and client communication solutions for financial institutions and their advisors. In January 2011, the Company acquired Matrix Financial Solutions, Inc. (“Matrix®”). Matrix is a provider of mutual fund processing services for third party administrators, financial advisors, banks and wealth management professionals. Matrix’s back-office, trust, custody, trading and mutual fund settlement services are integrated into our product suite thereby strengthening Broadridge’s role as a provider of data processing and distribution channel solutions to the mutual fund industry.

The Company has also acquired businesses in the Securities Processing Solutions segment. In fiscal year 2010, the Company acquired City Networks Ltd (“City Networks®”), a leading software and services provider of reconciliation, multi-asset process automation and operational risk management solutions to the global financial services industry. In fiscal year 2012, the Company acquired Paladyne Systems, Inc. (“Paladyne®”), a provider of buy-side technology solutions for the global investment management industry.

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

The services we provide in this segment represented approximately 73%, 71%, and 72% of our total Revenues in fiscal years 2013, 2012, and 2011, respectively. These services include the following:

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

We also offer our bank and brokerage clients financial information distribution and transaction reporting services to help them meet their regulatory compliance requirements and business needs including: prospectus fulfillment services; electronic prospectus services; PostEdge, our electronic document archival and electronic delivery solution for documents including trade confirmations, tax documents and account statements; marketing communications; imaging, archival and workflow solutions; and on-demand digital print services. In addition, we offer our Mailbox products—Advisor MailboxTM and Investor Mailbox®—which provide a holistic network environment that supports and complements any investor communication strategy. Advisor Mailbox is the latest complement to our Investor Mailbox solution, our service providing the electronic delivery of investor communications to our clients’ websites, creating investor access to regulatory delivery notices, day-to-day account and investment information and convenient response tools. Our Advisor Mailbox is an electronic communications platform for financial advisors that delivers immediate electronic access to the communications and documents sent to such advisors’ customers. Advisor Mailbox streamlines multiple communication paths for all investor-related documents into a single-visit portal that is integrated onto an advisor’s platform.

We also provide tax services to financial services firms that support their various information year-end reporting (e.g., Forms 1099) and withholding requirements, with a focus on securities and fund processing/clearance operations. Our tax data services provide tax content and data management, including securities tax classifications and reclassifications, calculations of original issue discount and other accrual and cost basis adjusting events. Our tax managed services provide technology and personnel outsourcing, withholding services and client reporting, including print/electronic distribution and archival.

In fiscal year 2011, the Company acquired NewRiver, a leader in mutual fund electronic investor disclosure solutions. NewRiver has provided the Company with important capabilities for the broker-dealer and retirement and annuity markets. Specifically, its proprietary extraction, normalization and presentment capabilities from the SEC’s EDGAR database have enabled us to enhance our prospectus post-sale fulfillment operations by moving to an on-demand solution. This process provides efficiency for our clients as it reduces their reliance on offset print and fund delivered inventory. Broadridge has also been able to leverage the intellectual property in this business to provide portfolio-specific solutions for the retirement and annuity markets. Through our integration of this functionality into our existing capabilities, we offer a new and efficient fulfillment model for regulatory and compliance mailings.

The Company also acquired Forefield in fiscal year 2011, a leading provider of real-time sales, education and client communication solutions for financial institutions and their advisors. Forefield has expanded its services portfolio to leverage its industry leading financial content for use by financial services firms in their social media content libraries. Forefield also provides an advisor website product that can be populated with

Forefield’s content or content created by the advisor. Forefield continues to develop new applications that further the goal of creating timely, accurate and meaningful communications for both advisors and their clients. For example, Forefield’s Women’s Resource Center, which contains a broad selection of content for both the advisor and their client, focuses specifically on the requirements and challenges faced by women investors.

Institutional Investor Offerings. We provide a suite of services to manage the entire proxy voting process of institutional investors, including fulfilling their fiduciary obligations and meeting their reporting needs such as ProxyEdge, our workflow solution that integrates ballots for positions held across multiple custodians and presents them under a single proxy. Voting can be instructed for the entire position, by account vote group or on an individual account basis either manually or automatically based on the recommendations of participating governance research providers. ProxyEdge also provides for client reporting and regulatory reporting. ProxyEdge can be utilized for meetings of U.S. and Canadian companies and for meetings in many non-North American countries based on the holdings of our global custodian clients. ProxyEdge is offered in several languages and there are currently 4,500 ProxyEdge users worldwide.

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

We also provide registrar, stock transfer and record-keeping services. Our strategy in the transfer agency business is to address the needs public companies have expressed for lower cost, more reliable stockholder record maintenance and communication services. We intend to accomplish this by leveraging our existing investor communications and securities processing capabilities to enable us to deliver enhanced transfer agency services to corporate issuers. In addition, we can offer issuers and their shareholders the ability to migrate their shareholders’ holdings from registered to beneficial ownership, thereby creating efficiencies for issuers and greater convenience for their shareholders.

Our Shareholder ForumTM solution is an online venue that offers public companies the ability to host structured, controlled communication with their shareholders on a timely and regular basis. Validated shareholders can submit questions, answer surveys in preparation of the annual meeting and year-round, and communicate in various ways with a corporation. Our Virtual Shareholder MeetingTM service provides corporate issuers in a number of states with the ability to host their annual meeting electronically on the Internet, either on a stand-alone basis, or in conjunction with their physical annual meeting. As the entity that provides beneficial shareholder proxy processing on behalf of many banks and brokerage firms, we can provide shareholder validation and voting to companies that want to hold virtual meetings.

Mutual Fund Offerings. We provide a full range of tools that enable mutual funds to communicate with large audiences of investors efficiently, reliably, and often with substantial cost savings. Our solutions allow mutual funds to centralize all investor communications through one resource. We also provide printing and mailing of regulatory reports, prospectuses and proxy materials, as well as proxy solicitation services. In addition, we distribute marketing communications and informational materials and create on-demand enrollment materials for mutual fund investors. Our position in the industry enables us to manage the entire communication process with both registered and beneficial stockholders. Our Access Data SalesVision® platform provides comprehensive data aggregation and data management solutions. SalesVision is software delivered as a service and assists mutual funds in processing commission and distribution payments, monitoring their compliance with regulatory requirements, and assembling shareholder and intermediary data in a form to better drive their sales strategy and marketing programs.

In addition, we provide mutual fund processing services for third party administrators, financial advisors, banks and wealth management professionals through our subsidiary Matrix, which was acquired in fiscal year 2011. Our back-office, trust, custody, trading and mutual fund settlement services are integrated into our product suite, thereby strengthening our role as a provider of data processing and distribution channel solutions to the mutual fund industry.

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

In September 2011, we acquired Paladyne, a provider of buy-side technology solutions for the global investment management industry. Paladyne provides front-, middle-, and back-office solutions such as Order Management, Data Warehousing, Reporting and Portfolio Accounting to hedge funds, investment managers and the providers that service this space (prime brokers, hedge fund administrators and custodians). The scope of Paladyne’s client base includes start-up or emerging managers through some of the largest global hedge fund complexes and global administrators. We have integrated our business process outsourcing expertise with the Paladyne technology solutions to offer a set of managed services to the buy-side of the industry. Paladyne has enhanced the asset classes we service and expanded our global footprint and market coverage.

In March 2010, we entered into an Information Technology Services Agreement (the “IT Services Agreement”) with International Business Machines Corporation (“IBM”), under which IBM provides certain aspects of our information technology infrastructure. The migration of our data center processing from ADP to IBM was completed in August 2012.

Our securities processing services represented approximately 27%, 29%, and 28% of our total Revenues in fiscal years 2013, 2012, and 2011, respectively. These services include the following:

North American Processing Services. We provide a set of sophisticated, multi-currency systems that support real-time processing of securities transactions in North American equities, options, fixed income securities, and mutual funds. Brokerage Processing Services (“BPS”) is our core multi-currency back-office processing system that supports real-time processing of transactions in the U.S. markets. BPS handles everything from order management to clearance/settlement and custody, and assists our clients in meeting their regulatory reporting and other back-office requirements. BPS is provided on a hosted ASP basis. We also offer a version of BPS for processing Canadian securities. In addition to our BPS offering, we provide specialized transaction processing tools and services for small to mid-market financial firms in Canada. We also provide state-of-the-art fixed income transaction processing capabilities and support for front-, middle-, and back-office functions. Our securities processing services can be integrated with our web-based desktop applications, wealth management tools, enterprise workflow, automated inquiry reporting and record-keeping services.

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

Business Process Outsourcing Services. We also provide business process outsourcing services relating to a variety of securities clearing, record-keeping, and custody-related functions. Our clients execute and clear their securities transactions and engage us to perform a number of related administrative back-office functions, such as record-keeping and reconciliations. In this capacity, we are not the broker-dealer of record.

Broadridge’s Integrated Solutions

Our core systems for processing equity, option, and mutual fund transactions in the U.S. markets can also be combined with our specialized systems for processing fixed income and international securities transactions. These specialized securities processing services can be fully integrated with business process outsourcing services. In addition, our clients can integrate our securities processing and business process outsourcing services with our other services including: (i) the processing of trade confirmations and account statements, delivered in paper or electronically; (ii) equity and mutual fund prospectus processing; (iii) automated workflow tools that help our clients streamline their securities processing and operations activities; and (iv) a full suite of wealth management products including data aggregation tools, end-customer websites, broker desktop, financial planning and modeling tools, performance reporting and portfolio accounting.

Clients

We serve a large and diverse client base in the financial services industry including retail and institutional brokerage firms, global banks, mutual funds, annuity companies, institutional investors, specialty trading firms, clearing firms, third party administrators, and hedge funds. We also provide services to corporate issuers.

In fiscal year 2013, we:

•	processed approximately 85% of the outstanding shares in the U.S. in the performance of our proxy services;

•	processed approximately two billion investor communications through either paper or electronic channels;

•	processed on average over $5 trillion in equity and fixed income trades per day of U.S. and Canadian securities, including approximately 60% of U.S. fixed income trades; and

•	provided fixed income trade processing services to 15 of the 21 primary dealers of fixed income securities in the U.S.

In fiscal year 2013, we derived approximately 25% of our consolidated revenues from five clients. Our largest single client accounted for approximately 6% of our consolidated revenues.

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

Our mission-critical applications are designed to provide high levels of availability, scalability, reliability, and flexibility. They operate on industry standard enterprise architecture platforms that provide high degrees of horizontal and vertical scaling. This scalability and redundancy allows us to provide high degrees of system availability. In March 2010, we entered into the IT Services Agreement with IBM, under which IBM performs a broad range of technology services including supporting our mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. We have the option of incorporating additional services into the agreement over time. The IT Services Agreement expires on June 30, 2022. We have the right to renew it for up to an additional 12-month term. Our principal data center systems and applications had previously been operated and managed by ADP. The migration of our data center processing from ADP to IBM was completed in August 2012.

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

Employees

At June 30, 2013, we had approximately 6,400 employees. None of our employees is subject to collective bargaining agreements governing their employment with our company. We believe that our employee relations are good.

Regulation

The securities and financial services industries are subject to extensive regulation in the U.S. and in other jurisdictions. As a matter of public policy, regulatory bodies in the U.S. and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors participating in those markets.

In the U.S., the securities and financial services industries are subject to regulation under both federal and state laws. At the federal level, the SEC regulates the securities industry, along with the Financial Industry Regulatory Authority, Inc. (“FINRA”), the various stock exchanges, and other SROs. Our Investor Communication Solutions and Securities Processing Solutions businesses are generally not directly subject to federal, state, or foreign laws and regulations that are specifically applicable to financial institutions. However, as a provider of services to financial institutions and issuers of securities, our services are provided in a manner to assist our clients in complying with the laws and regulations to which they are subject, such as our proxy distribution, processing, and voting services. As a result, the services we provide may change as applicable SEC, FINRA and SRO regulations are revised. For example, in 2007 the SEC amended the proxy rules to allow public companies to follow a “notice and access” model of proxy material delivery. The SEC’s notice and access rules caused us to develop and offer a number of new and additional services.

On July 14, 2010, the SEC voted unanimously to issue for public comment a concept release (the “Concept Release”) focusing on a wide range of topics related to the U.S. proxy system. The Concept Release was organized by the three general topics on which the SEC sought public input: (1) ensuring the accuracy, transparency, and efficiency of the voting process, (2) enhancing shareholder communication and participation, and (3) addressing the relationship between voting power and economic interest. The comment period on the Concept Release ended in 2010. The SEC may, but is not necessarily required to, engage in rulemaking with respect to the topics addressed by the Concept Release. In September 2010, the NYSE formed the Proxy Fee Advisory Committee made up of issuers, broker-dealers and investors to review the NYSE proxy distribution fees. In May 2012, the Proxy Fee Advisory Committee issued its recommendations on the fees paid by issuers for the distribution of proxy materials to beneficial shareholders. The proposed changes in fees are subject to SEC approval. We will monitor any future actions taken by the SEC, the SROs or other participants in the proxy process with respect to the Concept Release and the NYSE’s fee proposal. If changes are made to the U.S. proxy system, we expect to continue to adapt our business practices and service offerings to assist our clients in fulfilling their obligations under any new or modified legal requirements and industry practices.

Certain of our securities processing operations are periodically reviewed by the U.S. Federal Financial Institutions Examination Council (“FFIEC”) under its authority to examine financial institutions’ technology service providers. Examinations by the FFIEC cover areas such as data integrity and data security. A sufficiently unfavorable review from the FFIEC could result in our clients not being allowed to use our services.

Our business process outsourcing and mutual fund processing services are performed by a registered broker-dealer. As a registered broker-dealer and member of FINRA, it is subject to regulations concerning many aspects of its business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of its business or disqualification of its directors, officers or employees. In addition, as a registered broker-dealer, it is required to participate in the Securities Investor Protection Corporation (“SIPC”) for the benefit of customers. In addition, MG Trust Company, LLC (“MG Trust Company®”), a subsidiary of Matrix, is a Colorado State non-depository trust company whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. MG Trust Company operates pursuant to the rules and regulations of the Colorado Division of Banking.

In addition, our business process outsourcing services are subject to regulatory oversight by the SEC and FINRA. The recent economic turmoil has resulted in increased regulatory scrutiny of the securities industry including the outsourcing of regulatory functions. This oversight could result in the future enactment of more restrictive laws or rules with respect to business process outsourcing. We will monitor any future actions taken by the SEC and FINRA, and if new requirements are enacted, we expect to adapt our business practices and service offerings to assist our clients in fulfilling their obligations under any new or modified legal requirements and industry practices. In addition, if we expand our business process outsourcing services into other countries in the future, we will be required to comply with the regulatory controls of each country in which we conduct business.

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

Privacy and Information Security Regulations

The processing of personal information is required to provide our services. Data privacy laws and regulations in the U.S. and foreign countries apply to the collection, transfer, use, storage, and destruction of personal information. In the U.S., the federal Gramm-Leach-Bliley Act, which applies to financial institutions, applies to certain aspects of our business process outsourcing services, mutual fund processing and transfer agency businesses and to the services that involve data processing for financial institutions, and applies indirectly to our other businesses through contractual commitments with our clients and through industry standards. In addition, state privacy and information security laws, and consumer protection laws, which apply to businesses that collect or process personal information, also apply directly to our businesses. These laws may require notification to affected individuals, state officers, and consumer reporting agencies in the event of a security breach that results in unauthorized access to or disclosure of certain non-public personal information. These regulations and laws also impose requirements for safeguarding personal information through internal policies and procedures.

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

Available Information

Our headquarters are located at 1981 Marcus Avenue, Lake Success, New York 11042, and our telephone number is (516) 472-5400.

We maintain an Investor Relations website on the Internet at www.broadridge-ir.com. We make available free of charge, on or through this website, our annual, quarterly and current reports, and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these reports, just click on the “SEC Filings” link found at the top of our Investor Relations page. You can also access our Investor Relations page through our main website at www.broadridge.com by clicking on the “Investor Relations” link, which is located at the top of our homepage. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report filed with or furnished to the SEC.

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

In fiscal year 2013, we derived approximately 25% of our consolidated revenues from our five largest clients and approximately 60% of the revenues of our Securities Processing Solutions segment from the 15 largest clients in that segment. Our largest single client accounted for approximately 6% of our consolidated revenues. While these clients generally work with multiple business segments, the loss of business from any of these clients due to merger or consolidation, financial difficulties or bankruptcy, or the termination or non-renewal of contracts would have a material adverse effect on our revenues and results of operations. Also, in the event a client experiences financial difficulties or bankruptcy resulting in a reduction in their demand for our services or loss of the client’s business, in addition to losing the revenue from that client, the Company would be required to write-off any investments made by the Company in connection with that client. Under a number of our contracts, our clients have the opportunity to renegotiate their contracts with us and to consider whether to renew their contracts or engage one of our competitors to provide services. If we are not successful in achieving high renewal rates with favorable terms, particularly with these clients, our revenues from such renewals and the associated earnings could be negatively impacted. In addition, the current economic slowdown and its specific impact on the financial services industry, has resulted in increased pricing pressure, particularly with respect to our Securities Processing Solutions business.

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

Our Investor Communication Solutions and Securities Processing Solutions businesses are generally not directly subject to federal, state, or foreign laws and regulations that are specifically applicable to financial institutions. However, as a provider of services to financial institutions and issuers of securities, our services are particularly sensitive to changes in laws and regulations governing our clients and the securities markets. In 2010, the SEC issued the Concept Release focused on a wide range of topics related to the U.S. proxy system.

The SEC may, but is not necessarily required to, engage in rulemaking with respect to the topics addressed by the Concept Release. In September 2010, the NYSE formed the Proxy Fee Advisory Committee made up of issuers, broker-dealers and investors to review the NYSE proxy distribution fees. In May 2012, the Proxy Fee Advisory Committee issued its recommendations on the fees paid by issuers for the distribution of proxy materials to beneficial shareholders. The proposed changes in fees are subject to SEC approval. We will monitor any future actions taken by the SEC, the SROs or other participants in the proxy process with respect to the Concept Release and the NYSE’s fee proposal.

Certain of our securities processing operations are periodically reviewed by the FFIEC under its authority to examine financial institutions’ technology service providers. Examinations by the FFIEC cover areas such as data integrity and data security. A sufficiently unfavorable review from the FFIEC could result in our clients not being allowed to use our services.

In addition, our business process outsourcing, mutual fund processing and transfer agency solutions as well as the entities providing those services are subject to regulatory oversight. Our provision of these services must comply with applicable rules and regulations of the SEC, FINRA, and various stock exchanges, state securities commissions, and other regulatory bodies charged with safeguarding the integrity of the securities markets and other financial markets and protecting the interests of investors participating in these markets. If we fail to comply with any applicable regulations in performing those services, we could lose our clients, be subject to suits for breach of contract or to governmental proceedings, censures and fines, our reputation could be harmed and we could be limited in our ability to obtain new clients. Our ability to comply with these regulations depends largely upon the maintenance of an effective compliance system which can be time consuming and costly, as well as our ability to attract and retain qualified compliance personnel.

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

We provide technology solutions to a large and diverse client base in the financial services industry including retail and institutional brokerage firms, global banks, mutual funds, annuity companies, institutional investors, specialty trading firms, independent broker-dealers, and clearing firms. These clients are generally subject to extensive regulation in the U.S. and in other jurisdictions. The current legislative and regulatory environment may impact the way that our clients do business in a way that could adversely impact us. For example, new regulations governing our clients could result in significant expenditures that could cause them to reduce their use of our services, seek to renegotiate existing agreements, or cease or curtail their operations, all of which could adversely impact our business. In addition, the financial services industry has experienced increased scrutiny in recent years and penalties and fines sought by regulatory authorities, including the SEC, FINRA, securities exchanges, state attorneys general and international regulators, have increased accordingly. Failure to comply with laws, regulations or policies, could result in fines, limitations on business activity or suspension or expulsion from the industry, any of which could have a material adverse effect upon our clients. Adverse regulatory actions that change our clients’ businesses or adversely affect their operating results or financial condition could decrease their ability to purchase, or their demand for, our products and services, thus causing loss of business from these clients. The loss of business from our largest clients could have a material adverse effect on our revenues and results of operations.

Our revenues may decrease due to declines in the levels of participation and activity in the securities markets.

We generate significant revenues from the transaction processing fees we earn from our services. These revenue sources are substantially dependent on the levels of participation and activity in the securities markets. The number of unique securities positions held by investors through our clients and our clients’ customer trading volumes reflect the levels of participation and activity in the markets, which are impacted by market prices, and the liquidity of the securities markets, among other factors. Over the past several years, the U.S. and foreign securities markets have experienced significant volatility. Sudden sharp or gradual but sustained declines in market participation and activity can result in reduced investor communications activity, including reduced proxy and event-driven communications processing such as mutual fund proxy, mergers and acquisitions and other special corporate event communications processing, and reduced trading volumes. The occurrence of any of these events would likely result in reduced revenues and decreased profitability from our business operations.

Security breaches or cybersecurity attacks could adversely affect our ability to operate, could result in personal information being misappropriated, and may cause us to be held liable or suffer harm to our reputation.

We process and transfer the personal and account information of customers of financial institutions and investors in public companies and mutual funds. In certain circumstances, vendors such as our data center services provider also have access to such information. We maintain systems and procedures including encryption, authentication technology, and transmission of data over private networks to protect against unauthorized access to electronic information and cybersecurity attacks, and we require our vendors to have adequate security if they have access to personal information. However, despite those safeguards, it is possible that unauthorized individuals could improperly access our systems or improperly obtain or disclose the personal information of our clients’ customers, investors in public companies and mutual funds, or our employees. It is also possible that a vendor could intentionally or inadvertently disclose such information. Any security breach resulting in the unauthorized use or disclosure of personal information could result in interruptions to our operations or delivery of services to our clients, or the loss of critical or sensitive information, and we could be liable to parties who are financially harmed by those breaches. Our liability risk is anticipated in our services agreements with our clients and our insurance coverage. However, we may not be adequately protected against all possible losses through the terms of our services agreements and our insurance coverage. In addition, we may incur significant costs to protect against the threat of information security breaches or to respond to or alleviate problems caused by such breaches. Furthermore, a material security breach could cause us to lose revenues, lose clients or cause damage to our reputation.

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

The number of unique securities positions held by investors through our clients, the level of investor communications activity we process on behalf of our clients, trading volumes, market prices, and liquidity of the securities markets are affected by general national and international economic and political conditions, and broad trends in business and finance that result in changes in participation and activity in the securities markets. These factors include:

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

Our growth has required and will continue to require increased investments in management personnel and systems, financial systems and controls, and office facilities. We cannot assure you that we will be able to manage or continue to manage our future growth successfully. If we fail to manage our growth, we may experience operating inefficiencies, dissatisfaction among our client base, and lost revenue opportunities.

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

We operate internationally and our operations could be adversely impacted by local legal, economic, political and other conditions.

A portion of our revenue is generated outside the U.S. and in recent years, we have expanded our operations and acquired businesses outside the U.S. Also, our business is highly dependent on the global financial services industry and exchanges and market centers around the world. Changes in the laws or policies of the countries in which we operate, or inadequate enforcement of laws or policies such as those protecting intellectual property, could affect our business and the company’s overall results of operations. Our operations also could be affected by economic and political changes in those countries, particularly in those with developing economies, and by macroeconomic changes, including recessions, inflation and currency fluctuations between the U.S. dollar and non-U.S. currencies. In addition, our operations and our ability to deliver our services to our clients could be adversely impacted if there is instability, disruption or destruction in certain geographic regions including as a result of natural or man-made disasters, wars, terrorist activities, or any widespread outbreak of an illness, pandemic or other local or global health issue.

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

We operate our business from 49 facilities. We own a 20,000 square foot facility in Mount Laurel, New Jersey, where we perform certain product development functions. We also own a 36,000 square foot facility in Wheat Ridge, Colorado, where we perform securities processing services. We lease three facilities in Edgewood, New York, with a combined space of 643,065 square feet which are used in connection with our Investor Communication Solutions business. We lease space at 44 additional locations, subject to customary lease arrangements, including a 68,000 square foot facility in Lake Success, New York, that serves as our corporate headquarters as well as the location of our business process outsourcing services business. Our leases expire on a staggered basis. We believe our facilities are currently adequate for their intended purposes and are adequately maintained.

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

Not applicable.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading “regular way” on the NYSE under the symbol “BR” on April 2, 2007. There were 14,150 stockholders of record of the Company’s common stock as of July 31, 2013. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low closing prices of the Company’s common stock on the NYSE as well as the cash dividends per share of common stock declared during the fiscal quarters indicated:

Common Stock Market Price	High	Low	Dividends Declared
Fiscal Year 2013
First Quarter	$24.22	$20.41	$0.18
Second Quarter	23.80	22.10	0.18
Third Quarter	24.84	21.98	0.18
Fourth Quarter	27.97	23.42	0.18
Fiscal Year 2012
First Quarter	$24.75	$19.59	$0.16
Second Quarter	22.79	19.18	0.16
Third Quarter	24.85	22.57	0.16
Fourth Quarter	24.19	20.23	0.16

Dividend Policy

We expect to pay cash dividends on our common stock. On August 7, 2013, our Board of Directors increased our quarterly cash dividend by $0.03 per share to $0.21 per share, an increase in our annual dividend amount from $0.72 to $0.84 per share. However, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.

As a holding company with no material liquid assets other than the capital stock of our subsidiaries, our ability to pay dividends will be dependent on our receiving dividends from our operating subsidiaries. Our subsidiaries through which we provide our business process outsourcing and mutual fund processing services, are regulated and may be subject to restrictions on their ability to pay dividends to us.

Performance Graph

The following graph compares the cumulative total stockholder return on Broadridge common stock from June 30, 2007 to June 30, 2013 with the comparable cumulative return of (i) the S&P 400 MidCap Index, and (ii) the S&P 400 Information Technology Index. The graph assumes $100 was invested on June 30, 2007 in our common stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock.

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that Broadridge specifically incorporates it by reference into such filing.

Comparison of Cumulative Total Return Among Broadridge Financial Solutions, Inc., S&P 400 MidCap

Index and S&P 400 Information Technology Index (in dollars)

	June 30, 2007	June 30, 2008	June 30, 2009	June 30, 2010	June 30, 2011	June 30, 2012	June 30, 2013
Broadridge Common Stock Value	$100.00	$111.40	$89.29	$105.31	$136.73	$124.50	$160.22
S&P 400 MidCap Index Value	$100.00	$92.79	$66.81	$83.55	$116.49	$113.98	$142.95
S&P 400 Information Technology Index Value	$100.00	$84.78	$69.50	$85.66	$124.87	$114.44	$130.06

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our fourth fiscal quarter ended June 30, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans(2)
April 1, 2013 – April 30, 2013	476,346	(1)	$24.43	—	—
May 1, 2013 – May 31, 2013	1,880,400		26.85	1,880,400	8,047,820
June 1, 2013 – June 30, 2013	1,425,000		26.86	1,425,000	6,622,820

Total	3,781,746		$26.55	3,305,400

(1)	Represents shares purchased from employees to pay taxes related to the vesting of restricted stock units.

(2)	On August 8, 2012, the Board of Directors authorized a stock repurchase plan for the repurchase of up to 4,000,000 shares of the Company’s common stock.

On April 30, 2013, the Board of Directors authorized a stock repurchase plan for the repurchase of up to 6,000,000 shares of the Company’s common stock.

At June 30, 2013, there were 6,622,820 shares remaining for repurchase under these plans. During the fiscal quarter ended June 30, 2013, the Company repurchased 3,305,400 shares of common stock under the August 8, 2012 stock repurchase plan at an average price per share of $26.85 and zero shares of common stock under the April 30, 2013 stock repurchase plan. At June 30, 2013, 622,820 shares remain available for repurchase under the August 8, 2012 stock repurchase plan and 6,000,000 shares remain available for repurchase under the April 30, 2013 stock repurchase plan.

ITEM 6.	Selected Financial Data

The following tables set forth selected consolidated financial information from our audited Consolidated Financial Statements as of and for the fiscal years ended June 30, 2013, 2012, 2011, 2010 and 2009. The selected financial data presented below should be read in conjunction with our Financial Statements and the accompanying Notes included in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended June 30,
	2013	2012	2011	2010	2009
	(in millions, except for per share amounts)
Statements of Earnings Data
Revenues	$2,430.8	$2,303.5	$2,166.9	$2,209.2	$2,073.0
Earnings from continuing operations before income taxes	323.2	200.9	269.7	342.1	346.0
Net earnings from continuing operations	212.1	125.0	171.8	225.1	223.1
Net earnings	212.1	123.6	169.6	190.0	223.3
Basic earnings per share from continuing operations(a)	$1.74	$1.01	$1.38	$1.66	$1.60
Diluted earnings per share from continuing operations(a)	$1.69	$0.98	$1.34	$1.62	$1.58
Basic Weighted-average shares outstanding	121.9	124.1	124.8	135.9	140.0
Diluted Weighted-average shares outstanding	125.4	127.5	128.3	139.1	141.6
Cash dividends declared per common share	$0.72	$0.64	$0.60	$0.56	$0.28

	June 30,
	2013	2012	2011	2010	2009
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$266.0	$320.5	$241.5	$412.6	$173.4
Securities clearing receivables(b)	—	—	—	52.5	1,011.3
Total current assets	807.0	777.4	751.4	992.4	2,051.8
Property, plant and equipment, net	80.9	79.0	83.1	87.4	75.4
Total assets	2,018.2	1,987.6	1,904.0	1,794.4	2,774.7
Securities clearing payables(b)	—	—	—	77.4	1,088.1
Total current liabilities	469.5	410.3	782.7	486.4	1,429.9
Long-term debt	524.5	524.4	124.3	324.1	324.1
Total liabilities	1,202.2	1,137.1	1,106.7	987.3	1,865.7
Total stockholders’ equity	816.0	850.5	797.3	807.1	909.0

(a)	The computation of basic earnings per share from continuing operations is based on the Company’s Net earnings divided by the basic Weighted-average shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised, shares of restricted stock and restricted stock units have vested.

(b)	These assets and liabilities were classified as assets and liabilities of discontinued operations in fiscal year 2010. See Note 7, “Discontinued Operations” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for additional information.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal years ended June 30, 2013, 2012, and 2011 and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words such as “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results, performance or achievements may differ materially from the results discussed in this Item 7 because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” and “Risk Factors” included in Item 1 of this Annual Report on Form 10-K.

DESCRIPTION OF THE COMPANY AND BUSINESS SEGMENTS

Broadridge is a leading global provider of investor communications and technology-driven solutions to banks, broker-dealers, mutual funds and corporate issuers. Our systems and services include investor communication solutions, and securities processing and business process outsourcing services. In short, we provide the infrastructure that helps the financial services industry operate. With over 50 years of experience, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities. Our operations are classified into two business segments: Investor Communication Solutions and Securities Processing Solutions.

Investor Communication Solutions

A large portion of our Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge, our innovative electronic proxy delivery and voting solution for institutional investors and financial advisors, helps ensure the participation of the largest stockholders of many companies. We also provide the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help our clients meet their regulatory compliance needs. In addition, we provide financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance our clients’ communications with investors. All of these communications are delivered through paper or electronic channels.

In addition, Broadridge provides corporate issuers with registered proxy services. Three years ago, Broadridge entered the transfer agency business through its acquisition of a provider of registrar, stock transfer and record-keeping services.

Securities Processing Solutions

We offer a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, and accounting. Our services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With multi-currency capabilities, our Global Processing Solution supports real-time global trading of equity, option, mutual fund, and fixed income securities in established and emerging markets. In addition, our business process outsourcing services allow broker-dealers to outsource certain administrative functions relating to clearing and settlement, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their business.

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

There were no acquisitions in the fiscal year ended June 30, 2013.

Acquisitions completed by the Company with an aggregate purchase price of greater than $15.0 million during the fiscal years ended June 30, 2012, and 2011, were as follows:

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

During the fiscal year ended June 30, 2011, the Company acquired three businesses in the Investor Communication Solutions segment. A summary of each acquisition is as follows:

NewRiver, Inc.

In August 2010, the Company acquired NewRiver Inc. (“NewRiver”), a leader in mutual fund electronic investor disclosure solutions. The purchase price was $77.6 million, net of cash acquired. This acquisition resulted in $47.8 million of goodwill, after post-closing adjustments for deferred taxes. Intangible assets acquired, which totaled $27.3 million, consist primarily of customer relationships and software technology, which are being amortized over an eight-year and seven-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

Forefield, Inc.

In December 2010, the Company acquired Forefield Inc. (“Forefield”), a leading provider of real-time sales, education and client communication solutions for financial institutions and their advisors. The purchase price was $18.3 million, net of cash acquired. This acquisition resulted in $11.1 million of goodwill, after post-closing adjustments for deferred taxes. Intangible assets acquired, which totaled $6.8 million, primarily consist of customer relationships and software technology which are being amortized over a seven-year and a five-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

Matrix Financial Solutions, Inc.

In January 2011, the Company acquired Matrix Financial Solutions, Inc. (“Matrix”), a provider of mutual fund processing services for third party administrators, financial advisors, banks and wealth management professionals. Matrix’s back-office, trust, custody, trading and mutual fund settlement services are integrated into Broadridge’s solution suite; thereby strengthening our role as a provider of data processing and distribution channel solutions to the mutual fund industry. The purchase price was $197.6 million, net of cash acquired.

This acquisition resulted in $154.7 million of goodwill, after post-closing adjustments for deferred taxes. Goodwill primarily resulted from the Company’s expectation of sales growth and cost synergies from the integration of Matrix’s technology and product offerings with the Company’s technology and operations to provide an expansion of products and market reach. Intangible assets acquired, which totaled $71.5 million, consist of customer relationships, software technology, trademarks and non-compete agreements, which are being amortized over a ten-year, seven-year, five-year and three-year life, respectively. This acquisition was not material to the Company’s operations, financial position, or cash flows.

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

On June 25, 2010, the Company completed the sale of the contracts of substantially all of the securities clearing clients of Ridge to PFSI for an aggregate purchase price of $35.2 million. The purchase price paid to Broadridge consisted of (i) a five-year subordinated note from PWI (the “Seller Note”) in the principal amount of $20.6 million bearing interest at an annual rate equal to the London Inter-Bank Offer Rate (“LIBOR”) plus 550 basis points, and (ii) 2,455,627 shares of PWI’s common stock (representing 9.5% of PWI’s outstanding common stock as of May 31, 2010), at the June 25, 2010 closing price of PWI’s common stock of $5.95 per share (the “Seller Shares”). As a result of this transaction, we no longer provide securities clearing services for correspondent broker-dealers but continue to provide business process outsourcing services aligned with the Securities Processing Solutions business. See Note 8, “Impairment and Other Charges, Net” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a discussion on the Seller Note and the Seller Shares.

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

The Termination Agreement: (i) terminated the schedules under the Outsourcing Services Agreement, including the U.S. Schedule, other than to the extent necessary to provide any transition services that may be required under the Apex MSA and for Broadridge to continue to service Penson’s Canadian subsidiary, PFSC; and (ii) terminated, discharged and released in full Penson’s obligations, including all obligations to make principal and interest payments, under the Seller Note. The Termination Agreement also provided that Penson and Broadridge mutually release all claims arising under the Outsourcing Services Agreement, provided that Broadridge will retain claims of up to $20 million under the Outsourcing Services Agreement against PFSC while Penson retained all of its rights under the Outsourcing Services Agreement to defend any such claims against PFSC.

See Note 7, “Discontinued Operations” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for detailed information on discontinued operations.

BASIS OF PRESENTATION

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These financial statements present the consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated.

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

Goodwill . We review the carrying value of all our goodwill in accordance with Accounting Standards Codification (“ASC”) No. 350, “Intangibles—Goodwill and Other” (“ASC No. 350”), by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, we utilize a discounted future cash flow approach using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the particular business’ weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows, the weighted-average cost of capital and the terminal value growth rate assumptions. The weighted-average cost of capital takes into account the relative weights of each component of our consolidated capital structure (equity and long-term debt). Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-range planning process. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. We had $778.4 million of goodwill as of June 30, 2013. Given the significance of our goodwill, an adverse change to the fair value could result in an impairment charge, which could be material to our earnings.

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

Income Taxes. We account for income taxes in accordance with ASC No. 740, “Income Taxes,” which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). The Company is subject to the continuous examination of our income tax returns by the IRS, state and foreign tax authorities. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements. As of June 30, 2013, we had estimated foreign net operating loss carryforwards of approximately $22.8 million of which $1.9 million expires in 2017 through 2027 and $20.9 million which has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $54.6 million, which expire in 2018 through 2032. We have recorded valuation allowances of $12.5 million and $14.7 million at June 30, 2013 and 2012, respectively, because the Company does not believe that it is more likely than not that it will be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings.

Share-based Payments. ASC No. 718 “Compensation—Stock Compensation” requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock options issued by using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Determining these assumptions are subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock options. A hypothetical change of five percentage points applied to the volatility assumption used to determine the fair value of the fiscal year 2013 stock option grants would result in approximately a $1.4 million change in total pre-tax stock-based compensation expense for the fiscal year 2013 grants, which would be amortized over the vesting period. A hypothetical change of one year in the expected life assumption used to determine the fair value of the fiscal year 2013 stock option grants would result in approximately a $0.2 million change in the total pre-tax stock-based compensation expense for the fiscal year 2013 grants, which would be amortized over the vesting period. A hypothetical change of one percentage point in the forfeiture rate assumption used for the fiscal year 2013 stock option grants would result in approximately a $0.1 million change in the total pre-tax stock-based compensation expense for the fiscal year 2013 grants, which would be amortized over the vesting period. A hypothetical one-half percentage point change in the dividend yield assumption used to determine the fair value of the fiscal year 2013 stock option grants would result in approximately a $0.5 million change in the total pre-tax stock-based compensation expense for the fiscal year 2013 grants, which would be amortized over the vesting period.

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

During the course of the migration to IBM, the Company incurred total migration costs of $85.6 million as part of establishing an operable IBM data center. $30.9 million of these costs were expensed, $24.6 million in fiscal year 2012 and $6.3 million in fiscal year 2011. $54.7 million of these costs were capitalized, with $5.9 million amortized through June 30, 2013. For the fiscal years ended June 30, 2013 and 2012, the Company recorded total expenses of $96.3 million and $24.6 million, respectively, in the Consolidated Statements of Earnings related to this agreement.

The migration of our data center processing from ADP to IBM was completed in August 2012. The Company realized approximately $15.0 million in cost savings, net of deferred cost amortization, in the fiscal year ended June 30, 2013, and is anticipating that it will realize approximately $25.0 million in average annual cost savings, net of deferred cost amortization, over the term of the IT Services Agreement beginning in the fiscal year ending June 30, 2014.

RESULTS OF OPERATIONS

The following discussions of Analysis of Consolidated Statements of Earnings from Continuing Operations and Analysis of Reportable Segments refer to the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012, and the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011. The following discussions of the Company’s results of continuing operations exclude the results related to the securities clearing business. This business is segregated from continuing operations and included in discontinued operations for fiscal year ended June 30, 2012 and the fiscal year ended June 30, 2011. The Analysis of Consolidated Statements of Earnings from Continuing Operations should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Consolidated Statements of Earnings from Continuing Operations.

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

“Restructuring Charges” represent severance costs, the impact of one-time system development costs for Apex and Penson Canada, and a one-time cost to restructure and outsource certain processing related to our desktop applications.

“Restructuring and Impairment Charges, net” referred to herein represent the Restructuring Charges defined above and the following charges that were referred to as “Penson Charges, net” in the prior fiscal year:

•

“Penson Transition costs” represent transition costs incurred in fiscal year 2013 related to the June 2012 termination and mutual release agreement with Penson and PFSC terminating the Penson outsourcing services contract, including the transfer of the Ridge entity to Apex Holdings.

•

“Penson OTTI charge” refers to the charge that resulted after the Company reviewed its investment in the PWI common stock for impairment. Based on the Company’s review, factoring in the level of decline in the fair value of the PWI common stock, management determined that the market value of the PWI common stock may not equal or exceed the cost basis of our investment within a reasonable period of time. After consideration of the severity and duration of this decline in fair value as well as the reasons for the decline in value, the Company recorded an “other than temporary” impairment charge of $12.5 million for the fiscal year ended June 30, 2012.

•

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

•

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

•

“Eliminated obligation to pay or credit Penson fees” refers to Broadridge’s obligation to pay or credit to Penson fees in the amount of $15.1 million related to a third party vendor’s services that were replaced by the Outsourcing Services Agreement that was extinguished with the termination of the U.S. Schedule to the Outsourcing Services Agreement on June 5, 2012.

•

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

Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. During fiscal year 2013, mutual fund proxy fee revenues were 54% higher than the prior fiscal year while during fiscal years 2012 and 2011, mutual fund proxy revenues were 28% and 74% lower, respectively, than their prior fiscal years. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.

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

The Company tracks actual revenue achieved during the first year that the client contract is fully implemented and compares this to the amount that was included in the Company’s previously reported closed sales amount. The Company adjusts the current year closed sales amount for any difference between the prior year’s reported closed sales amount and the actual revenue achieved in the first year of the applicable contract. Closed sales were adjusted by $(5.9) million, $(3.1) million and $0.9 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Recurring revenue closed sales were adjusted by $(6.5) million, $(3.1) million and $0.9 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Event-driven revenue closed sales were adjusted by $0.6 million for the fiscal year ended June 30, 2013.

ANALYSIS OF CONSOLIDATED STATEMENTS OF EARNINGS FROM CONTINUING OPERATIONS

Fiscal Year 2013 Compared to Fiscal Year 2012

The table below presents Consolidated Statements of Earnings from continuing operations data for the fiscal years ended June 30, 2013 and 2012, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2013	2012	Change
			($)	(%)
	($ in millions, except for per share amounts)
Revenues	$2,430.8	$2,303.5	$127.3	6

Cost of revenues	1,767.8	1,715.1	52.7	3
Selling, general and administrative expenses	323.6	299.9	23.7	8
Impairment and other charges, net	—	74.2	(74.2)	(100)
Other expenses, net	16.2	13.4	2.8	21

Total expenses	2,107.6	2,102.6	5.0	—

Earnings from continuing operations before income taxes	323.2	200.9	122.3	61
Margin	13.3%	8.7%		4.6	pts
Provision for income taxes	111.1	75.9	35.2	46
Effective tax rate	34.4%	37.8%		(3.4	) pts

Net earnings from continuing operations	$212.1	$125.0	$87.1	70

Basic earnings per share from continuing operations	$1.74	$1.01	$0.73	72
Diluted earnings per share from continuing operations	$1.69	$0.98	$0.71	72

Revenues. Revenues for the fiscal year ended June 30, 2013 were $2,430.8 million, an increase of $127.3 million, or 6%, compared to $2,303.5 million for the fiscal year ended June 30, 2012. The $127.3 million increase was driven by higher recurring fee revenues of $56.9 million, higher distribution revenues of $50.3 million and higher event-driven fee revenues of $23.6 million, mainly due to higher mutual fund proxy and supplemental prospectus activity. The positive contribution from recurring fee revenues reflected higher Net New Business and to a lesser extent, gains from an Acquisition partially offset by lower internal growth. Fluctuations in foreign currency exchange rates unfavorably impacted revenues by $3.5 million.

Closed sales for the fiscal year ended June 30, 2013 were $157.5 million, an increase of $8.8 million, or 6%, compared to $148.7 million for the fiscal year ended June 30, 2012. Recurring revenue closed sales for the fiscal year ended June 30, 2013 were $120.8 million, an increase of $0.6 million compared to $120.2 million for the fiscal year ended June 30, 2012. Event-driven closed sales for the fiscal year ended June 30, 2013 were $36.7 million, an increase of $8.2 million, or 29%, compared to $28.5 million for the fiscal year ended June 30, 2012.

Total Expenses. Total expenses for the fiscal year ended June 30, 2013 were $2,107.6 million, an increase of $5.0 million compared to $2,102.6 million for the fiscal year ended June 30, 2012. The increase reflects higher Cost of revenues of $52.7 million or 3%, higher Selling, general and administrative expenses of $23.7 million, or 8%, offset by impairment charges, net of $74.2 million in the prior period. Other expenses, net increased $2.8 million or 21%.

Cost of revenues for the fiscal year ended June 30, 2013 were $1,767.8 million, an increase of $52.7 million, or 3%, compared to $1,715.1 million for the fiscal year ended June 30, 2012. The increase reflects higher variable costs of $45.2 million on higher fee revenues, higher cost of distribution revenues of $41.3 million, higher restructuring costs of $18.2 million and costs of $4.5 million related to acquisitions. These costs were partially offset by IBM Migration costs incurred in the prior year of $24.6 million, savings related to the migration of the data center to IBM of $16.2 million and lower investment spend of $8.3 million. Distribution cost of revenues for the fiscal year ended June 30, 2013 were $662.3 million, an increase of $41.3 million, or 7%, compared to $621.0 million for the fiscal year ended June 30, 2012. Distribution cost of revenues consists primarily of postage related expenses. Fluctuations in foreign currency exchange rates decreased cost of revenues by $5.5 million.

Selling, general and administrative expenses for the fiscal year ended June 30, 2013 were $323.6 million, an increase of $23.7 million, or 8%, compared to $299.9 million for the fiscal year ended June 30, 2012. The 8% increase was mainly due to higher costs related to higher sales and marketing expenses of $13.2 million, strategic initiatives of $4.0 million and the impact of a one-time non-recurring credit in the prior year of $2.4 million.

There were no impairment charges for the fiscal year ended June 30, 2013. Impairment charges, net for the fiscal year ended June 30, 2012 were $74.2 million.

Other expenses, net for the fiscal year ended June 30, 2013 were $16.2 million, an increase of $2.8 million, compared to $13.4 million for the fiscal year ended June 30, 2012. The increase is primarily driven by $1.8 million of interest expenses to settle certain income tax adjustments related to tax years 2007 through 2012 as a result of the settlement and execution of an Advance Pricing Agreement (“APA”) with the Internal Revenue Service (“IRS”) and Canadian Revenue Authority (“CRA”), along with higher interest expenses on our Long-term borrowings of $0.5 million. Fluctuations in foreign currency exchange rates increased Other expenses, net by $0.5 million.

Earnings from continuing operations before income taxes. Earnings from continuing operations before income taxes for the fiscal year ended June 30, 2013 were $323.2 million, an increase of $122.3 million, or 61%, compared to $200.9 million for the fiscal year ended June 30, 2012. The increase is mainly due to higher Revenues, increased margins driven by the mix of business, impairment charges and IBM Migration costs in the prior period and cost containment. Margin increased from 8.7% for the fiscal year ended June 30, 2012 to 13.3% for the fiscal year ended June 30, 2013.

Provision for income taxes. Provision for income taxes and effective tax rates for the fiscal year ended June 30, 2013 were $111.1 million and 34.4%, respectively, compared to $75.9 million and 37.8%, for the fiscal year ended June 30, 2012, respectively. The change in the Company’s effective tax rate was primarily attributable to the recognition this fiscal year of certain prior year foreign tax credits, changes in the geographical mix of income and last fiscal year’s valuation allowance on capital tax losses related to the PWI common stock and write-off of certain state net operating loss carryforwards.

Net earnings from continuing operations and Basic and Diluted earnings per share from continuing operations. Net earnings from continuing operations for the fiscal year ended June 30, 2013 were $212.1 million, an increase of $87.1 million, or 70%, compared to $125.0 million for the fiscal year ended June 30, 2012. The increase in Net earnings from continuing operations reflects higher revenues, increased margins driven by the mix of business, impairment charges and IBM Migration costs recorded in the prior year and cost containment.

Basic and Diluted earnings per share from continuing operations for the fiscal year ended June 30, 2013 were $1.74, an increase of $0.73, or 72%, and $1.69, an increase of $0.71, or 72%, respectively, compared to $1.01 and $0.98 for the fiscal year ended June 30, 2012, respectively. Restructuring and Impairment Charges, net decreased Basic and Diluted earnings per share by $0.10 for the fiscal year ended June 30, 2013. The IBM Migration costs and Restructuring and Impairment Charges, net decreased diluted earnings per share in the prior year by $0.12 and $0.45 respectively.

Fiscal Year 2012 Compared to Fiscal Year 2011

The table below presents Consolidated Statements of Earnings from continuing operations data for the fiscal years ended June 30, 2012 and 2011, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2012	2011	Change
			($)	(%)
	($ in millions, except for per share amounts)
Revenues	$2,303.5	$2,166.9	$136.6	6

Cost of revenues	1,715.1	1,617.1	98.0	6
Selling, general and administrative expenses	299.9	270.0	29.9	11
Impairment and other charges, net	74.2	—	74.2	100
Other expenses, net	13.4	10.1	3.3	33

Total expenses	2,102.6	1,897.2	205.4	11

Earnings from continuing operations before income taxes	200.9	269.7	(68.8)	(26)
Margin	8.7%	12.4%		(3.7	) pts
Provision for income taxes	75.9	97.9	(22.0)	(22)
Effective tax rate	37.8%	36.3%		1.5	pts

Net earnings from continuing operations	$125.0	$171.8	$(46.8)	(27)

Basic earnings per share from continuing operations	$1.01	$1.38	$(0.37)	(27)
Diluted earnings per share from continuing operations	$0.98	$1.34	$(0.36)	(27)

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

Total Expenses. Total expenses for the fiscal year ended June 30, 2012 were $2,102.6 million, an increase of $205.4 million, or 11%, compared to $1,897.2 million for the fiscal year ended June 30, 2011. The IBM Migration costs, and Restructuring and Impairment Charges contributed $105.5 million, or 51%, of the $205.4 million increase in Total expenses. Costs related to our Acquisitions and the Outsourcing Services Agreement constituted $87.0 million, or 42%, of the increase in Total expenses. The remaining increases to Total expenses constitute costs related to our core business operations. These items are discussed in detail in the following paragraphs:

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

Selling, general and administrative expenses for the fiscal year ended June 30, 2012 were $299.9 million, an increase of $29.9 million, or 11%, compared to $270.0 million for the fiscal year ended June 30, 2011. The 11% increase was mainly due to increased costs related to Acquisitions of $16.0 million, and higher selling expenses of $10.4 million on higher closed sales. Fluctuations in foreign currency exchange rates decreased Selling, general and administrative expenses by $1.0 million.

Impairment and other charges, net for the fiscal year ended June 30, 2012 were $74.2 million as a result of the Penson OTTI charge, the Penson Note Receivable impairment charge, the Penson Deferred Costs impairment charge, the Eliminated obligation to pay or credit Penson fees, and the Penson Shutdown costs.

Other expenses, net for the fiscal year ended June 30, 2012 were $13.4 million, an increase of $3.3 million, compared to $10.1 million for the fiscal year ended June 30, 2011. The increase is primarily driven by higher interest expense on our Long-term borrowings of $3.4 million. Fluctuations in foreign currency exchange rates slightly decreased Other expenses, net by $1.4 million.

Earnings from continuing operations before income taxes. Earnings from continuing operations before income taxes for the fiscal year ended June 30, 2012 were $200.9 million, a decrease of $68.8 million, or 26%, compared to $269.7 million for the fiscal year ended June 30, 2011. The decrease is mainly due to higher Total expenses which more than offset the increase in Revenues. As discussed above, higher Total expenses were driven by the IBM Migration costs and Restructuring and Impairment Charges. Margin decreased from 12.4% for the fiscal year ended June 30, 2011 to 8.7% for the fiscal year ended June 30, 2012. The impact of the IBM Migration costs, and Restructuring and Impairment Charges was 460 basis points on the Margin for the fiscal year ended June 30, 2012.

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

Net earnings from continuing operations and Basic and Diluted earnings per share from continuing operations. Net earnings from continuing operations for the fiscal year ended June 30, 2012 were $125.0 million, a decrease of $46.8 million, or 27%, compared to $171.8 million for the fiscal year ended June 30, 2011. The decrease in Net earnings from continuing operations reflects lower Earnings from continuing operations, as discussed above, including the impact of the IBM Migration costs, and Restructuring and Impairment Charges.

Basic and Diluted earnings per share from continuing operations for the fiscal year ended June 30, 2012 were $1.01, a decrease of $0.37, or 27%, and $0.98, a decrease of $0.36, or 27%, respectively, compared to $1.38 and $1.34 for the fiscal year ended June 30, 2011, respectively. The IBM Migration costs, and Restructuring and Impairment Charges decreased diluted earnings per share by $0.12 and $0.45, respectively.

ANALYSIS OF REPORTABLE SEGMENTS

Broadridge has two reportable operating business segments: (1) Investor Communication Solutions and (2) Securities Processing Solutions. Ridge’s securities clearing business is reflected in discontinued operations (see Note 1, “Basis of Presentation” and Note 7, “Discontinued Operations” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for detailed information on discontinued operations), and the business process outsourcing services business is now reported as part of the Securities Processing Solutions business segment. This change is reflected in all prior periods presented in this Annual Report on Form 10-K.

The primary components of “Other” are IBM Migration costs, Restructuring and Impairment Charges, and the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign exchange is a reconciling item between the actual foreign exchange rates and budgeted foreign exchange rates.

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

Revenues

	Years Ended June 30,			Change
				2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%
				($ in millions)
Investor Communication Solutions	$1,760.2	$1,634.0	$1,559.4	$126.2	8	$74.6	5
Securities Processing Solutions	660.5	655.5	593.6	5.0	1	61.9	10
Other	0.1	0.5	0.2	(0.4)	(80)	0.3		*
Foreign currency exchange	10.0	13.5	13.7	(3.5)	(26)	(0.2)	(1)

Revenues	$2,430.8	$2,303.5	$2,166.9	$127.3	6	$136.6	6

*	Not Meaningful

Earnings (Loss) from Continuing Operations before Income Taxes

	Years Ended June 30,			Change
				2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%
				($ in millions)
Investor Communication Solutions	$302.1	$242.8	$213.4	$59.3	24	$29.4	14
Securities Processing Solutions	85.2	91.1	87.4	(5.9)	(6)	3.7	4
Other	(80.3)	(146.8)	(41.3)	66.5	45	(105.5)		*
Foreign currency exchange	16.2	13.8	10.2	2.4	17	3.6	35

Earnings from continuing operations before income taxes	$323.2	$200.9	$269.7	$122.3	61	$(68.8)	(26)

*	Not Meaningful

Investor Communication Solutions

Revenues

	Years Ended June 30,			Change
				2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%
				($ in millions)
Recurring fee revenues	$850.0	$797.7	$720.3	$52.3	7	$77.4	11
Event-driven revenues	155.5	131.9	135.0	23.6	18	(3.1)	(2)
Distribution revenues	754.7	704.4	704.1	50.3	7	0.3	—

Revenues	$1,760.2	$1,634.0	$1,559.4	$126.2	8	$74.6	5

Fiscal Year 2013 Compared to Fiscal Year 2012

Revenues. Investor Communication Solutions segment’s Revenues for the fiscal year ended June 30, 2013 were $1,760.2 million, an increase of $126.2 million, or 8%, compared to $1,634.0 million for the fiscal year ended June 30, 2012. Recurring fee revenues for the fiscal year ended June 30, 2013 were $850.0 million, an increase of $52.3 million, or 7%, compared to $797.7 million for the fiscal year ended June 30, 2012 and event-driven fee revenues for the fiscal year ended June 30, 2013 were $155.5 million, an increase of $23.6 million, or 18%, compared to $131.9 million for the fiscal year ended June 30, 2012. Recurring fee revenues were driven by Net New Business and internal growth. Event-driven revenues were driven by higher mutual fund proxy and supplemental activity. Distribution revenues for the fiscal year ended June 30, 2013 were $754.7 million, an increase of $50.3 million, or 7%, compared to $704.4 million for the fiscal year ended June 30, 2012.

Earnings from continuing operations before income taxes. Earnings from continuing operations before income taxes for the fiscal year ended June 30, 2013 were $302.1 million, an increase of $59.3 million, or 24%, compared to $242.8 million for the fiscal year ended June 30, 2012, primarily due to higher recurring fee, event-driven fee and related distribution revenues, as well as improved productivity from strategic initiatives. Margin increased by 230 basis points from 14.9% to 17.2%.

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

Securities Processing Solutions

Fiscal Year 2013 Compared to Fiscal Year 2012

Revenues. Securities Processing Solutions segment’s Revenues for the fiscal year ended June 30, 2013 were $660.5 million, an increase of $5.0 million, or 1%, compared to $655.5 million for the fiscal year ended June 30, 2013. The increase was driven mainly by positive contributions from Net New Business and the Paladyne acquisition, partially offset by the impact of lower trade volumes and the previously disclosed agreement with Apex Clearing.

Earnings from continuing operations before income taxes. Earnings from continuing operations before income taxes for the fiscal year ended June 30, 2013 were $85.2 million, a decrease of $5.9 million, or 6%, compared to $91.1 million for the fiscal year ended June 30, 2012. Margin decreased by 100 basis points from 13.9% to 12.9% for the fiscal year ended June 30, 2013 mainly due to the impact of lower trade volumes and the previously disclosed agreement with Apex Clearing, partially offset by contributions from Net New Business.

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenues. Securities Processing Solutions segment’s Revenues for the fiscal year ended June 30, 2012 were $655.5 million, an increase of $61.9 million, or 10%, compared to $593.6 million for the fiscal year ended June 30, 2011. The increase was driven mainly by positive contributions from the Paladyne acquisition, the Outsourcing Services Agreement, and Net New Business.

Earnings from continuing operations before income taxes. Earnings from continuing operations before income taxes for the fiscal year ended June 30, 2012 were $91.1 million, an increase of $3.7 million, or 4%, compared to $87.4 million for the fiscal year ended June 30, 2011. Margin decreased by 80 basis points from 14.7% to 13.9% for the fiscal year ended June 30, 2012 mainly due to the effect of the Paladyne acquisition. Excluding the dilutive impact of the effects of Paladyne’s losses from operations, overall margin increased by 40 basis points from 14.7% to 15.1%.

Other

Fiscal Year 2013 Compared to Fiscal Year 2012

Revenues. There were no significant reportable Revenues in our Other segment for the periods presented.

Loss from continuing operations before income taxes. Loss from continuing operations before income taxes was $80.3 million for the fiscal year ended June 30, 2013, a decrease of $66.5 million, compared to a $146.8 million loss from continuing operations before income taxes for the fiscal year ended June 30, 2012. The decreased loss was mainly due to a decline in Restructuring and Impairment Charges, net of $60.7 million and IBM Migration costs of $24.6 million.

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenues. There were no significant reportable Revenues in our Other segment for the periods presented.

Loss from continuing operations before income taxes. Loss from continuing operations before income taxes was $146.8 million for the fiscal year ended June 30, 2012, an increase of $105.5 million, compared to a $41.3 million loss from continuing operations before income taxes for the fiscal year ended June 30, 2011. The increased loss was mainly due to the Restructuring and Impairment Charges, net of $80.9 million, IBM Migration costs of $18.3 million and higher interest expense on our Long-term borrowings of $3.4 million.

Adjusted Net Earnings from Continuing Operations

We define Adjusted net earnings from continuing operations as Net earnings from continuing operations, net of taxes excluding all items associated with Acquisition Amortization and Other Costs, Restructuring and Impairment Charges, net, and IBM Migration costs. Adjusted net earnings from continuing operations is not a measure defined in accordance with GAAP and should not be construed as an alternative to net income (loss), as determined in accordance with GAAP.

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

Set forth below is a reconciliation of Adjusted net earnings from continuing operations (Non-GAAP) to the comparable GAAP measure:

	Years ended June 30,
	2013	2012	2011
	($ in millions)
Adjusted net earnings from continuing operations (Non-GAAP)	$236.0	$213.4	$188.0
Adjustments:
Acquisition Amortization and Other Costs	(23.8)	(24.8)	(19.2)
Restructuring and Impairment Charges, net	(20.2)	(80.9)	—
IBM Migration costs	—	(24.6)	(6.3)
Tax impact of adjustments	15.7	49.3	9.3
One-time tax items	4.4	(7.4)	—

Net Earnings from continuing operations (GAAP)	$212.1	$125.0	$171.8

Set forth below is a reconciliation of Adjusted earnings per share from continuing operations (Non-GAAP) to the comparable GAAP measure:

	Years ended June 30,
	2013	2012	2011
Adjusted diluted earnings per share from continuing operations (Non-GAAP)	$1.88	$1.67	$1.47
Adjustments:
Acquisition Amortization and Other Costs	(0.19)	(0.20)	(0.15)
Restructuring and Impairment Charges, net	(0.16)	(0.63)	—
IBM Migration costs	—	(0.19)	(0.05)
Tax impact of adjustments	0.13	0.39	0.07
One-time tax items	0.03	(0.06)	—

Diluted earnings per share from continuing operations (GAAP)	$1.69	$0.98	$1.34

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013 and 2012, Cash and cash equivalents were $266.0 million and $320.5 million, respectively. Total stockholders’ equity was $816.0 million and $850.5 million at June 30, 2013 and 2012, respectively. At June 30, 2013, net working capital was $337.5 million, compared to $367.1 million at June 30, 2012. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases. We do not rely on short-term borrowings to meet our liquidity needs.

As of June 30, 2013, $91.8 million of the $266.0 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

On December 28, 2012, Broadridge, the IRS and the CRA entered into an APA relating to tax years 2007 through 2012. Under the APA, a net $50.0 million of cash was transferred from two of the Company’s Canadian subsidiaries to the Broadridge U.S. parent company during the Company’s third fiscal quarter of 2013. All tax effects pertaining to this APA were accrued in the prior fiscal year.

At June 30, 2013, the Company had $524.5 million of outstanding Long-term debt, consisting of a $400.0 million five-year term loan facility and unsecured senior notes of $124.5 million principal amount. The senior notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. Interest is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%.

On September 22, 2011, the Company entered into a $990.0 million senior unsecured credit facility, consisting of a $490.0 million five-year term loan facility (the “Fiscal 2012 Term Loan”) and a $500.0 million five-year revolving credit facility (the “Fiscal 2012 Revolving Credit Facility”) (collectively the “Fiscal 2012 Credit Facilities”). Borrowings under the Fiscal 2012 Credit Facilities bear interest at LIBOR plus 125 basis points. The Fiscal 2012 Revolving Credit Facility also has an annual facility fee equal to 15 basis points, on the unused portion of the facility, which totaled $0.8 million in fees for the fiscal ended June 30, 2013, and $0.6 million in fees for the fiscal year ended June 30, 2012. The Company incurred $3.0 million in debt issuance costs to establish the Fiscal 2012 Credit Facilities, of which $0.1 million of these costs were expensed as incurred and $2.9 million of these costs have been capitalized in Other non-current assets in the Consolidated Balance Sheets and are being amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the terms of these facilities. As of June 30, 2013 and 2012, $1.0 million and $0.4 million, respectively, had been amortized related to the Fiscal 2012 Credit Facilities.

The Fiscal 2012 Term Loan contains a repayment schedule that requires the Company to make minimum principal repayments on the loan of $12.3 million, on a quarterly basis, commencing with the first payment which was due on March 31, 2013, and the final payment due on June 30, 2016, for a total repayment of $171.5 million before the balance of the loan becomes due in September 2016. During the fiscal year ended June 30, 2012, the Company repaid $90.0 million of the $490.0 million of borrowings under the Fiscal 2012 Term Loan. Under the terms of the Fiscal 2012 Term Loan, any prepayment of a term borrowing shall be applied to reduce the subsequent scheduled repayment, in direct order of maturity, with no prepayment penalty. At June 30, 2013, the Company had met the repayment requirements on the Fiscal 2012 Term Loan through September 30, 2014. Under the terms of the Fiscal 2012 Term Loan agreement, as a portion of the outstanding borrowing is paid down, the total borrowing capacity is reduced commensurately, leaving a borrowing capacity of $400.0 million at June 30, 2013. The weighted-average interest rate on the Fiscal 2012 Term Loan was 1.47% and 1.54% for the fiscal year ended June 30, 2013 and 2012, respectively.

The Fiscal 2012 Credit Facilities are subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At June 30, 2013, the Company is not aware of any instances of any non-compliance with the financial covenants of the Fiscal 2012 Credit Facilities. The carrying value of the Fiscal 2012 Term Loan approximates fair value at June 30, 2013 and 2012.

In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Fiscal 2007 Senior Notes”). The Fiscal 2007 Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Fiscal 2007 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2007 Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Fiscal 2007 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At June 30, 2013, the Company is not aware of any instances of non-compliance with the financial covenants of the indenture governing the Fiscal 2007 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2007 Senior Notes upon a change of control triggering event. The Fiscal 2007 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2007 Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2007 Senior Notes. These costs have been capitalized and are being amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the ten-year term. At June 30, 2013 and June 30, 2012, the accumulated amortization related to the Senior Notes was

$1.1 million and $0.8 million, respectively. During the fiscal year ended June 30, 2009, the Company purchased $125.0 million principal amount of the Senior Notes (including $1.0 million unamortized bond discount) pursuant to a cash tender offer for such notes. The fair value of the fixed-rate Senior Notes at June 30, 2013 and June 30, 2012 was $138.2 million and $137.6 million, respectively, based on quoted market prices.

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

Cash Flows

Net cash flows provided by operating activities were $270.9 million for the fiscal year ended June 30, 2013, a decrease of $19.7 million, compared to $290.6 million during the fiscal year ended June 30, 2012. The decrease in cash provided by operating activities is primarily due to changes in working capital resulting from the timing of accounts receivable collections and vendor payments.

Net cash flows used in investing activities for the fiscal year ended June 30, 2013 were $52.0 million, a decrease of $58.5 million, compared to $110.5 million of net cash flows used in investing activities for the fiscal year ended June 30, 2011. The decrease reflects lower spending of $72.4 million on acquisitions during the fiscal year ended June 30, 2013, compared to the fiscal year ended June 30, 2012, slightly offset by higher capital expenditures in the current fiscal year as compared to the prior fiscal year.

Net cash flows used in financing activities for the fiscal year ended June 30, 2013 were $273.2 million, an increase of $184.5 million, compared to $88.7 million of net cash flows used in financing activities for the fiscal year ended June 30, 2012. The increased use of cash reflects an increase in the purchases of common stock of $186.9 million coupled with an increase of $7.7 million in dividends paid in the current fiscal year as compared to the prior fiscal year, slightly offset by an $11.7 million increase in proceeds from the exercise of stock options in the current fiscal year compared to the prior fiscal year.

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

The Company, headquartered in the U.S., is routinely examined by the IRS and is also routinely examined by the tax authorities in the U.S. states and foreign countries in which it conducts business. The tax years under audit examination vary by tax jurisdiction. With respect to U.S. federal income taxes, the Company was a member of the ADP U.S. federal income tax consolidated group through March 30, 2007. As a member of the ADP U.S. federal income tax consolidation, the Company is included in any open IRS examinations of ADP for periods up to and including March 30, 2007. As a member of the ADP U.S. federal income tax consolidated group and pursuant to a tax allocation agreement between the Company and ADP, the U.S. federal income tax payable of the Company for the period ended March 30, 2007, will be assumed by ADP. In addition, any items of income or expense successfully challenged by the IRS attributable to the business operations of the Company for tax periods ended March 30, 2007 or earlier, will be tax liabilities assumed by ADP. Correspondingly, any items of income or expense attributable to the business operations of the Company for tax periods ended March 30, 2007 or earlier, which are settled favorably with the IRS by ADP will remain with ADP. Accordingly, the Company has not established any tax reserves or tax assets with respect to U.S. federal income taxes for the tax periods through March 30, 2007.

The tax allocation agreement between the Company and ADP also extends to the Company’s U.S. state income tax and most foreign income tax liabilities and tax assets. Thus, for any foreign or U.S. state income tax liabilities or tax assets relating to tax periods ended March 30, 2007 or earlier attributable to the Company’s business operations, depending on the tax jurisdiction, ADP will either make payments directly to the appropriate tax authorities or reimburse the Company for tax payments the Company made to the tax authorities that related to tax liabilities subject to the tax allocation agreement to the extent that such tax liabilities are in excess of amounts provided for in respect of such income taxes on the Consolidated Balance Sheet of the Company including the Notes thereto, as of June 30, 2013. Similarly, to the extent that there are any tax refunds attributable to the Company’s business operations in a particular tax jurisdiction for the period ended March 30, 2007 or earlier, ADP will either receive such refund directly from the appropriate tax authorities or receive reimbursement from the Company for the refund received by the Company that is subject to the tax allocation agreement.

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

Defined Benefit Pension Plans

The Company sponsors a Supplemental Officer Retirement Plan (the “Broadridge SORP”). The Broadridge SORP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. The amount charged to expense for the Broadridge SORP was $3.4 million, $2.4 million and $1.6 million during the fiscal years ended June 30, 2013, 2012 and 2011, respectively. The Broadridge SORP is currently unfunded, and the benefit obligation under this plan was $17.0 million, $15.7 million and $11.1 million at June 30, 2013, 2012 and 2011, respectively.

The Company also sponsors a Supplemental Executive Retirement Plan (the “Broadridge SERP”). The Broadridge SERP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key executives upon retirement based upon the executives’ years of service and compensation. The amount charged to expense for the Broadridge SERP was $0.5 million, $0.3 million and $0.2 million during the fiscal years ended June 30, 2013, 2012 and 2011, respectively. The Broadridge SERP is currently unfunded, and the benefit obligation under this plan was $1.5 million, $1.3 million and $0.6 million at June 30, 2013, 2012 and 2011, respectively.

Other Post-retirement Benefit Plan

The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The amount charged to expense under this plan was $0.2 million, $0.3 million and $0.4 million during the fiscal years ended June 30, 2013, 2012 and 2011, respectively. The plan is currently unfunded, and the benefit obligation under this plan was $3.0 million, $2.8 million and $3.1 million at June 30, 2013, 2012 and 2011, respectively.

Contractual Obligations

The following table summarizes our contractual obligations to third parties as of June 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
			(in millions)
Long-term debt(1)	$524.5	$—	$81.5	$443.0	$—
Interest on long-term debt(2)	31.7	8.3	16.3	7.1	—
Facility and equipment operating leases(3)	156.8	32.4	53.3	38.0	33.1
Software licensing(4)	14.4	6.0	5.4	3.0	—
Purchase obligations(5)	530.8	76.4	136.9	114.4	203.1
Uncertain tax positions(6)	3.0	—	3.0	—	—

Total	$1,261.2	$123.1	$296.4	$605.5	$236.2

(1)	These amounts represent the principal repayments of Long-term debt and are included on our Consolidated Balance Sheets. As of June 30, 2013, we had $524.5 million of outstanding debt consisting of $400.0 million of a term loan facility and $124.5 million in Senior Notes. See Note 13, “Borrowings” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for additional information about our Borrowings and related matters. Excludes future cash payments related to interest expense as the term loan facility is variable rate and the interest payments will ultimately be determined by the rates in effect during each period.

(2)	Includes estimated future interest payments on our long-term debt assuming a 1.5% interest rate on the term loan facility and 6.125% interest rate on the Senior Notes.

(3)	Included in these amounts are various facilities and equipment leases. We enter into operating leases in the normal course of business relating to facilities and equipment. The majority of our lease agreements have fixed payment terms based on the passage of time. Certain facility and equipment leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices. Our future operating lease obligations could change if we exit certain contracts and if we enter into additional operating lease agreements.

(4)	These amounts represent various software license agreements. We enter into software licenses in the normal course of business.

(5)	Purchase obligations relate to payments to IBM related to the IT Services Agreement entered into in March 2010 that expires in June 2022, and purchase and maintenance agreements on our software, equipment and other assets.

(6)	Due to the uncertainty related to the timing of the reversal of uncertain tax positions, only the uncertain tax benefit related to certain settlements have been provided in the table above. The Company is unable to make reasonably reliable estimates related to the timing of the remaining unrecognized tax benefits expected to be paid. See Note 16, “Income Taxes” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for further detail.

The Company entered into a data center outsourcing services agreement with ADP before the Company’s spin-off from ADP in March 2007 (the “ADP Agreement”) under which ADP provided the Company with data center services. The ADP Agreement expired on June 30, 2012. The Company entered into a short-term extension of the ADP Agreement which expired in August 2012. At June 30, 2013, the Company has no further obligation to ADP for data center services. For the fiscal years ended June 30, 2013, 2012 and 2011, the Company recorded expenses of $5.8 million, $111.4 million and $110.4 million, respectively, in the Consolidated Statements of Earnings related to the ADP Agreement.

In March 2010, the Company and IBM entered into an IT Services Agreement, under which IBM provides certain aspects of the Company’s information technology infrastructure that were previously provided under the ADP Agreement. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing from ADP to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at June 30, 2013 are $496.3 million through fiscal year 2022, the final year of the contract. For the fiscal years ended June 30, 2013, 2012 and 2011, the Company recorded expenses of $96.3 million, $24.6 million and $6.3 million, respectively, in the Consolidated Statements of Earnings related to this agreement. The Company capitalized $2.0 million and $47.0 million of costs related to the build out of the IBM data center in Other non-current assets in the fiscal years ended June 30, 2013 and 2012, respectively.

Other Commercial Commitments

Immediately before the separation from ADP, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at June 30, 2013.

Off-Balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at June 30, 2013, 2012 and 2011. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2, “Summary of Significant Accounting Policies—Q. New Accounting Pronouncements” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a discussion on the impact of the adoption of new accounting pronouncements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2013, $400.0 million of our total $524.5 million in debt outstanding is based on floating interest rates. Our term loan facility had a balance outstanding of $400.0 million as of June 30, 2013. The interest rate is based on LIBOR plus 125 basis points. The weighted-average interest rate was 1.47% as of June 30, 2013. Our revolving credit facility had a balance outstanding of zero as of June 30, 2013. The interest rate is based on LIBOR plus 125 basis points.

Our business process outsourcing and mutual fund processing services are performed by a registered broker-dealer. As a registered broker-dealer and member of FINRA, it is subject to regulations concerning many aspects of its business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of its businesses or disqualification of its directors, officers or employees. In addition, as a registered broker-dealer, it is required to participate in the Securities Investor Protection Corporation (“SIPC”) for the benefit of customers. In addition, MG Trust Company, LLC (“MG Trust Company”), a subsidiary of Matrix, is a Colorado State non-depository trust company whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. MG Trust Company operates pursuant to the rules and regulations of the Colorado Division of Banking.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Broadridge Financial Solutions, Inc.

1981 Marcus Avenue

Lake Success, NY 11042

We have audited the accompanying consolidated balance sheets of Broadridge Financial Solutions, Inc. and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadridge Financial Solutions, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ DELOITTE & TOUCHE LLP

New York, New York

August 8, 2013

Broadridge Financial Solutions, Inc.

Consolidated Statements of Earnings

(In millions, except per share amounts)

	Years ended June 30,
	2013	2012	2011
Revenues	$2,430.8	$2,303.5	$2,166.9

Cost of revenues	1,767.8	1,715.1	1,617.1
Selling, general and administrative expenses	323.6	299.9	270.0
Impairment and other charges, net	—	74.2	—
Other expenses, net	16.2	13.4	10.1

Total expenses	2,107.6	2,102.6	1,897.2

Earnings from continuing operations before income taxes	323.2	200.9	269.7
Provision for income taxes	111.1	75.9	97.9

Net earnings from continuing operations	212.1	125.0	171.8
Loss from discontinued operations, net of tax benefit	—	(1.4)	(2.2)

Net earnings	$212.1	$123.6	$169.6

Basic earnings per share:
Basic earnings per share from continuing operations	$1.74	$1.01	$1.38
Basic loss per share from discontinued operations	—	(0.01)	(0.02)

Basic earnings per share	$1.74	$1.00	$1.36

Diluted earnings per share:
Diluted earnings per share from continuing operations	$1.69	$0.98	$1.34
Diluted loss per share from discontinued operations	—	(0.01)	(0.02)

Diluted earnings per share	$1.69	$0.97	$1.32

Weighted-average shares outstanding:
Basic	121.9	124.1	124.8
Diluted	125.4	127.5	128.3
Dividends declared per common share	$0.72	$0.64	$0.60

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.

Consolidated Statements of Comprehensive Income

(In millions)

	Years ended June 30,
	2013	2012	2011
Net earnings	$212.1	$123.6	$169.6
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(1.4)	(13.8)	20.7
Net unrealized gains (losses) on available-for-sale securities, net of taxes of ($0.6), $2.6 and $1.3 for the years ended June 30, 2013, 2012, and 2011, respectively	0.8	(4.5)	(2.1)
Reclassification adjustment for other-than-temporary impairment included in net income, net of taxes of ($4.0) for the year ended June 30, 2012	—	6.8	—
Pension and post-retirement liability adjustment, net of taxes of ($0.9), $0.8 and $0.7 for the years ended June 30, 2013, 2012 and 2011, respectively	1.3	(1.1)	(1.1)

Total other comprehensive income (loss), net	0.7	(12.6)	17.5

Comprehensive income	$212.8	$111.0	$187.1

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.

Consolidated Balance Sheets

(In millions, except per share amounts)

	June 30, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$266.0	$320.5
Accounts receivable, net of allowance for doubtful accounts of $3.7 and $6.5, respectively	442.4	370.7
Other current assets	98.6	86.2

Total current assets	807.0	777.4
Property, plant and equipment, net	80.9	79.0
Goodwill	778.4	780.0
Intangible assets, net	120.6	143.3
Other non-current assets	231.3	207.9

Total assets	$2,018.2	$1,987.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$143.1	$102.2
Accrued expenses and other current liabilities	277.2	260.6
Deferred revenues	49.2	47.5

Total current liabilities	469.5	410.3
Long-term debt	524.5	524.4
Deferred taxes	71.2	63.2
Deferred revenues	40.2	38.3
Other non-current liabilities	96.8	100.9

Total liabilities	1,202.2	1,137.1

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.5 and 152.9 shares at June 30, 2013 and 2012, respectively; outstanding, 119.0 and 124.8 shares at June 30, 2013 and 2012, respectively	1.6	1.5
Additional paid-in capital	783.0	739.4
Retained earnings	811.3	686.1
Treasury stock, at cost: 35.5 and 28.1 shares at June 30, 2013 and 2012, respectively	(784.1)	(580.0)
Accumulated other comprehensive income	4.2	3.5

Total stockholders’ equity	816.0	850.5

Total liabilities and stockholders’ equity	$2,018.2	$1,987.6

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.

Consolidated Statements of Cash Flows

(In millions)

	Years ended June 30,
	2013	2012	2011
Cash Flows From Operating Activities
Net earnings	$212.1	$123.6	$169.6
Adjustments to reconcile Net earnings to net cash flows provided by operating activities:
Loss from discontinued operations, net of tax	—	1.4	2.2
Depreciation and amortization	47.6	51.0	43.1
Amortization of acquired intangibles	21.8	22.2	14.3
Amortization of other assets	24.0	18.8	14.9
Deferred income taxes	14.1	(8.4)	12.8
Stock-based compensation expense	27.1	28.3	30.0
Excess tax benefits from the issuance of stock-based compensation awards	(4.6)	(3.9)	(2.1)
Impairment of available for sale securities and other non-current assets	—	69.1	—
Other	11.4	3.0	(5.4)
Changes in operating assets and liabilities:
Current assets and liabilities:
(Increase) decrease in Accounts receivable, net	(73.2)	34.7	(39.8)
(Increase) decrease in Other current assets	(15.6)	23.3	8.0
Increase (decrease) in Accounts payable	41.3	(12.4)	8.5
Increase (decrease) in Accrued expenses and other current liabilities	15.8	35.2	(16.0)
Increase (decrease) in Deferred revenues	1.4	(8.9)	(11.4)
Non-current assets and liabilities:
Increase in Other non-current assets	(61.2)	(106.5)	(61.5)
Increase in Other non-current liabilities	8.9	20.1	23.7

Net cash flows provided by operating activities of continuing operations	270.9	290.6	190.9

Cash Flows From Investing Activities
Capital expenditures	(38.2)	(33.8)	(29.2)
Purchases of intangibles	(12.7)	(12.9)	(18.1)
Sale of available for sale securities	—	2.1	—
Acquisitions, net of cash acquired	—	(72.4)	(293.5)
Other investing activities	(1.1)	6.5	—

Net cash flows used in investing activities of continuing operations	(52.0)	(110.5)	(340.8)

Cash Flows From Financing Activities
Proceeds from Short-term borrowings	—	—	240.0
Proceeds from issuance of Long-term debt	—	490.0	—
Payment on Short-term borrowings	—	(400.0)	(40.0)
Payment on Long-term debt	—	(90.0)	—
Dividends paid	(85.8)	(78.1)	(74.8)
Proceeds from exercise of stock options	46.3	43.6	47.8
Purchases of Treasury stock	(238.5)	(51.6)	(222.1)
Cost related to issuance of Long-term debt	—	(2.9)	—
Excess tax benefit from the issuance of stock-based compensation awards	4.6	3.9	2.1
Other financing transactions	0.2	(3.6)	1.7

Net cash flows used in financing activities of continuing operations	(273.2)	(88.7)	(45.3)

Cash flows from discontinued operations:
Net cash flows (used in) provided by operating activities	—	(6.4)	23.4
Net cash flows used in financing activities	—	—	(7.2)

Net cash flows (used in) provided by discontinued operations	—	(6.4)	16.2

Effect of exchange rate changes on Cash and cash equivalents	(0.2)	(6.0)	7.9

Net change in Cash and cash equivalents	(54.5)	79.0	(171.1)
Cash and cash equivalents, beginning of fiscal year	320.5	241.5	412.6

Cash and cash equivalents, end of fiscal year	$266.0	$320.5	$241.5

Supplemental disclosure of cash flow information:
Cash payments made for interest	$13.5	$13.8	$9.7
Cash payments made for income taxes	$118.6	$71.1	$58.4
Non-cash investing and financing activities:
Property, plant and equipment included in accrued expenses	$1.9	$1.9	$3.1
Purchases of treasury stock excluded from accrued expenses	$—	$—	$1.5
Dividends payable	$1.1	$1.6	$—

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.

Consolidated Statements of Stockholders’ Equity

(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, July 1, 2010	145.9	$1.5	$587.8	$546.9	$(327.7)	$(1.4)	$807.1
Comprehensive income	—	—	—	169.6	—	17.5	187.1
Stock plans and related tax benefits	3.7	—	49.8	—	—	—	49.8
Stock-based compensation	—	—	29.8	—	—	—	29.8
Treasury stock acquired (9.2 shares)	—	—	—	—	(202.2)	—	(202.2)
Common stock dividends ($0.60 per share)	—	—	—	(74.3)	—	—	(74.3)

Balances, June 30, 2011	149.6	1.5	667.4	642.2	(529.9)	16.1	797.3
Comprehensive income (loss)	—	—	—	123.6	—	(12.6)	111.0
Stock plans and related tax benefits	3.3	—	43.7	—	—	—	43.7
Stock-based compensation	—	—	28.3	—	—	—	28.3
Treasury stock acquired (2.2 shares)	—	—	—	—	(50.1)	—	(50.1)
Common stock dividends ($0.64 per share)	—	—	—	(79.7)	—	—	(79.7)

Balances, June 30, 2012	152.9	1.5	739.4	686.1	(580.0)	3.5	850.5
Comprehensive income	—	—	—	212.1	—	0.7	212.8
Stock plans and related tax benefits	1.6	0.1	50.9	—	—	—	51.0
Stock-based compensation	—	—	27.1	—	—	—	27.1
Treasury stock acquired (9.7 shares)	—	—	—	—	(238.5)	—	(238.5)
Treasury stock reissued (2.3 shares)	—	—	(34.4)	—	34.4	—	—
Common stock dividends ($0.72 per share)	—	—	—	(86.9)	—	—	(86.9)

Balances, June 30, 2013	154.5	$1.6	$783.0	$811.3	$(784.1)	$4.2	$816.0

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.

Notes to Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation, is a leading global provider of investor communication solutions and securities processing and business process outsourcing services to the financial services industry. The Company classifies its continuing operations into the following two reportable segments:

•

Investor Communication Solutions—A large portion of Broadridge’s Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge, its innovative electronic proxy delivery and voting solution for institutional investors and financial advisors, helps ensure the participation of the largest stockholders of many companies. Broadridge also provides the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help its clients meet their regulatory compliance needs. In addition, Broadridge provides financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance its clients’ communications with investors. All of these communications are delivered through paper or electronic channels. In addition, Broadridge provides registered proxy services as well as registrar, stock transfer and record-keeping services to corporate issuers.

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

•

Securities Processing Solutions—Broadridge offers a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, and accounting. Broadridge’s services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With multi-currency capabilities, its Global Processing Solution supports real-time global trading of equity, option, mutual fund and fixed income securities in established and emerging markets. In addition, its business process outsourcing services allow broker-dealers to outsource certain administrative functions relating to clearing and settlement, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their businesses.

In September 2011, Broadridge acquired Paladyne Systems, Inc., a provider of buy-side technology solutions for the global investment management industry.

B. Basis of Presentation. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”). These financial statements present the consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Use of Estimates. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes thereto. The most significant assumptions are employed in estimates used in determining the fair value and potential impairment of goodwill, useful lives and potential impairment of intangible assets, recoverability of deferred tax assets and determination of uncertain tax positions. Actual results may differ from those estimates.

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

•

Securities Processing Solutions—Revenues are generated from fees for transaction processing. Client service agreements often include up-front consideration as well as a recurring fee for transaction processing. In accordance with Accounting Standards Codification Topic (“ASC”) No. 605 “Revenue Recognition” up-front implementation fees are deferred and recognized on a straight-line basis over the longer of the respective service term of the contract or the expected customer relationship period which commences after client acceptance when the processing term begins. Fees received from processing and outsourcing services are recognized as revenue in the period in which the services have been rendered and when collectability is reasonably assured.

C. Cash and Cash Equivalents. Investment securities with an original maturity of 90 days or less are considered cash equivalents. The fair value of our cash and cash equivalents approximates carrying value due to their short term nature.

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

F. Available-For-Sale Equity Securities. Available-for-sale equity securities are non-derivatives that are reflected in Other non-current assets in the Consolidated Balance Sheets, unless management intends to dispose of the investment within twelve months of the end of the reporting period, in which case they are reflected in Other current assets in the Consolidated Balance Sheets. These investments are in entities over which the Company does not have control, joint control, or significant influence. Investments are initially recognized and carried at fair value. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and are included in Other comprehensive income (loss), net. Realized gains and losses on available-for-sale securities are included in Other expenses, net and, when applicable, are reported as a reclassification adjustment, net of tax, as a component of Other comprehensive income (loss), net.

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

G. Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventory balances of $8.4 million and $8.6 million, consisting of forms and envelopes used in the mailing of proxy materials to our customers, are reflected in Other current assets in the Consolidated Balance Sheets at June 30, 2013 and 2012, respectively.

H. Deferred Client Conversion and Start-Up Costs. Direct costs that are incurred to set up or convert a client’s systems to function with the Company’s technology are generally deferred and recognized on a straight-line basis which commences after client acceptance when the processing term begins. To the extent deferred costs exceed related implementation fee revenues, such excess costs are amortized over the service term of the contract. Deferred costs up to the amount of the related implementation fees are recognized and capitalized over the longer of the respective service term of the contract or expected customer relationship period. These deferred costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2013 and 2012, respectively. See Note 11, “Other non-current assets,” for a further discussion.

I. Deferred Data Center Costs. Data center costs relate to conversion costs associated with our principal data center systems and applications. Costs directly related to the activities necessary to make the data center usable for its intended purpose are deferred and amortized over the life of the contract on a straight-line basis commencing on the date the data center has achieved full functionality. These deferred costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2013 and 2012, respectively. See Note 11, “Other non-current assets”.

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

The Company performs a sensitivity analysis under Step 1 of the goodwill impairment test as prescribed in ASC No. 350, assuming hypothetical reductions in the fair values of the reporting units. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in our calculations of the fair values of the reporting units would not result in an impairment of our goodwill.

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

L. Foreign Currency Translation and Transactions. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars based on exchange rates in effect at the end of each period. Revenues and expenses are translated at average exchange rates during the periods. Currency transaction gains or losses are included in Other expenses, net. Gains or losses from balance sheet translation are included in Accumulated other comprehensive income.

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

P. Advertising Costs. Advertising costs are expensed at the time the advertising takes place. Selling, general and administrative expenses include advertising costs of $2.4 million, $2.0 million and $3.0 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Q. New Accounting Pronouncements. In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”). ASU No. 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not required to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures under GAAP that provide additional detail about those amounts. ASU No. 2013-02 will become effective for the Company in the first quarter of fiscal year 2014. The adoption of ASU No. 2013-02 is not expected to have a material impact on the Company’s results of operations, cash flows or financial condition.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other: Testing indefinite-lived intangible assets for impairment” (“ASU No. 2012-02”). The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The approach is similar to the guidance in ASU No. 2011-08 for goodwill impairment testing. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. ASU No. 2012-02 will become effective for the Company in the first quarter of fiscal year 2014. The adoption of ASU No. 2012-02 is not expected to have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment” (“ASU No. 2011-08”), which amends guidance for goodwill impairment testing. The amendment allows for entities to first assess qualitative factors in determining whether or not the fair value of a reporting unit exceeds its carrying value. If an entity concludes from this qualitative assessment that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then performing a two-step impairment test is unnecessary. ASU No. 2011-08 became effective for the Company in the first quarter of fiscal year 2013. The adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 is effective for public companies for fiscal years beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued an update to ASU No. 2011-05. The update, ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU No. 2011-12”), deferred the effective date of certain presentation requirements within ASU No. 2011-05. ASU No. 2011-05 became effective for the Company in the first quarter of fiscal year 2013. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition as it only required a change in the format of the Company’s presentation of Comprehensive Income.

R. Subsequent Events. In preparing the accompanying Consolidated Financial Statements, in accordance with ASC No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after June 30, 2013, through the date of issuance of the Consolidated Financial Statements. During this period, the Company completed an acquisition in the Investor Communications Solutions segment. Please see Note 20, “Subsequent Events.”

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented.

Diluted EPS reflects the potential dilution that could occur if outstanding stock options at the presented date are exercisable and shares of restricted stock have vested.

As of June 30, 2013, 2012 and 2011, the computation of diluted EPS did not include 2.8 million, 2.6 million and 2.4 million options to purchase Broadridge common stock, respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations:

	Years ended June 30,
	2013	2012	2011
	(in millions)
Weighted-average shares outstanding:
Basic	121.9	124.1	124.8
Common stock equivalents	3.5	3.4	3.5

Diluted	125.4	127.5	128.3

The following table sets forth the computation of basic EPS utilizing Net earnings from continuing operations and Net earnings for the fiscal year and the Company’s basic Weighted-average shares outstanding:

	Years ended June 30,
	2013	2012	2011
	(in millions, except per share amounts)
Net earnings from continuing operations	$212.1	$125.0	$171.8
Net earnings	$212.1	$123.6	$169.6
Basic Weighted-average shares outstanding	121.9	124.1	124.8
Basic EPS from continuing operations	$1.74	$1.01	$1.38
Basic EPS	$1.74	$1.00	$1.36

The following table sets forth the computation of diluted EPS utilizing Net earnings from continuing operations and Net earnings for the fiscal year and the Company’s diluted Weighted-average shares outstanding:

	Years ended June 30,
	2013	2012	2011
	(in millions, except per share amounts)
Net earnings from continuing operations	$212.1	$125.0	$171.8
Net earnings	$212.1	$123.6	$169.6
Diluted Weighted-average shares outstanding	125.4	127.5	128.3
Diluted EPS from continuing operations	$1.69	$0.98	$1.34
Diluted EPS	$1.69	$0.97	$1.32

NOTE 4. OTHER EXPENSES, NET

Other expenses, net consisted of the following:

	Years ended June 30,
	2013	2012	2011
	($ in millions)
Interest expense on borrowings	$13.7	$13.3	$9.9
Interest income	(1.5)	(1.8)	(2.2)
Foreign currency exchange loss	0.8	0.3	1.7
Other, net	3.2	1.6	0.7

Other expenses, net	$16.2	$13.4	$10.1

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

There were no acquisitions in the fiscal year ended June 30, 2013.

Acquisitions completed by the Company with an aggregate purchase price of greater than $15.0 million during the fiscal years ended June 30, 2012, and 2011, were as follows:

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

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1	Inputs that are based upon unadjusted quoted prices for identical instruments traded in active markets. Level 1 assets for the Company include money market deposit accounts (“MMDA accounts”).

Level 2	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

In June 2013, the Company purchased certain available-for-sale securities in a non-public entity for which the lowest level of significant inputs was unobservable. The Company used pricing models and similar techniques for which the determination of fair value required significant judgment by management. Accordingly, the Company classified the available-for-sale securities as Level 3 in the table below.

The following tables set forth the Company’s financial assets and liabilities at June 30, 2013 and 2012, respectively, that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets
Cash and cash equivalents:
Money market funds(1)	$122.1	$—	$—	$122.1
Other current assets:
Available-for-sale equity securities	—	—	—	—
Other non-current assets:
Available-for-sale equity securities	15.8	—	1.1	16.9

Total as of June 30, 2013	$137.9	$—	$1.1	$139.0

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets
Cash and cash equivalents:
Money market funds(1)	$160.9	$—	$—	$160.9
Other current assets:
Available-for-sale equity securities	—	—	—	—
Other non-current assets:
Available-for-sale equity securities	7.0	—	—	7.0

Total as of June 30, 2012	$167.9	$—	$—	$167.9

(1)	Money market funds includes MMDA account balances of $87.1 million and $120.9 million as of June 30, 2013 and 2012, respectively.

The following table sets forth an analysis of changes during fiscal years 2013 and 2012 in Level 3 financial assets of the Company:

	2013	2012
	($ in millions)
Beginning balance,	$—	$—
Net realized/unrealized gains (losses)	—	—
Purchases	1.1	—
Transfers in (out) of Level 3	—	—

Balance at June 30,	$1.1	$—

The Company did not incur any Level 3 fair value asset impairments during fiscal years 2013, 2012, and 2011. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year. For fiscal years ended June 30, 2013 and 2012 there were no transfers between levels.

NOTE 7. DISCONTINUED OPERATIONS

In November 2009, the Company and its wholly owned subsidiary Ridge Clearing & Outsourcing Solutions, Inc. (“Ridge”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Penson Worldwide, Inc. (“PWI”) and Penson Financial Services, Inc., a wholly owned subsidiary of PWI (“PFSI,” referred to together with PWI as “Penson”), to sell substantially all contracts of the securities clearing clients of Ridge to PFSI.

On June 25, 2010, the Company completed the sale of the contracts of substantially all of the securities clearing clients of Ridge to PFSI for an aggregate purchase price of $35.2 million. The purchase price paid to Broadridge consisted of (i) a five-year subordinated note from PWI (the “Seller Note”) in the principal amount of $20.6 million bearing interest at an annual rate equal to the London Inter-Bank Offer Rate (“LIBOR”) plus 550 basis points, and (ii) 2,455,627 shares of PWI’s common stock (representing 9.5% of PWI’s outstanding common stock as of May 31, 2010), at the June 25, 2010 closing price of PWI’s common stock of $5.95 per share (the “Seller Shares”). The Company discontinued its securities clearing services business but continued to provide business process outsourcing services aligned with the Securities Processing Solutions business.

Concurrent with entering into the Asset Purchase Agreement, the Company entered into an Outsourcing Services Agreement with PWI (the “Outsourcing Services Agreement”) for an eleven-year term expiring in December 2022. Under the Outsourcing Services Agreement, Ridge provided securities processing and back-office support services to PFSI, including services for the clients acquired from Ridge and PWI’s existing clients. In January 2012, the Company completed the conversion of PWI’s U.S. and Canadian businesses and at the time projected annual revenues under the original terms of the Outsourcing Services Agreement were approximately $50.0 million. On October 11, 2011, Broadridge entered into an amendment agreement with PWI (the “Amendment Agreement”) to expand the scope of outsourcing support services that Ridge provided to PWI under the Outsourcing Services Agreement. The expanded services were expected to result in additional annual revenues to Broadridge of $8.0 million over the remaining term of the Outsourcing Services Agreement. The Company expected to commence providing the expanded services to PWI at various dates, and expected these services to be completely transitioned by July 1, 2013. Under the Amendment Agreement, in October 2011, Broadridge provided PWI with $7.0 million in consideration of the additional services and other amendments contemplated by the Amendment Agreement, and to defray the costs of PWI associated with the conversion to the Broadridge platform. To the extent that the expanded services provided less than $8.0 million of annualized fees to Broadridge by July 1, 2013, PWI would have been obligated to pay Broadridge an amount equal to the shortfall of such fees below $7.0 million by August 1, 2013. In addition, on October 11, 2011, PWI and Broadridge entered into an Amended and Restated Seller Note which converted the quarterly interest payment terms under the original Seller Note to the payment of interest on the maturity date of the Seller Note effective July 1, 2011.

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

The Termination Agreement: (i) terminated the schedules under the Outsourcing Services Agreement, including the U.S. Schedule, other than to the extent necessary to provide any transition services that may be required under the Apex MSA and for Broadridge to continue to service Penson’s Canadian subsidiary, PFSC; and (ii) terminated, discharged and released in full Penson’s obligations, including all obligations to make principal and interest payments, under the Seller Note. The Termination Agreement also provided that Penson and Broadridge mutually release all claims arising under the Outsourcing Services Agreement, provided that Broadridge retained claims of up to $20 million under the Outsourcing Services Agreement against PFSC while Penson retained all of its rights under the Outsourcing Services Agreement to defend any such claims against PFSC.

On June 5, 2012, as a result of the termination of the U.S. Schedule to the Outsourcing Services Agreement, Broadridge made the determination to impair the deferred client conversion and start-up costs associated with the Outsourcing Services Agreement (the “Deferred Costs”). The charge taken by the Company on the Deferred Costs was $47.2 million for the fiscal year ended June 30, 2012 (see Note 8, “Impairment and Other Charges, Net”), representing all deferred costs associated with the Outsourcing Services Agreement with Penson. In addition, as a result of the termination of the U.S. Schedule to the Outsourcing Services Agreement on June 5, 2012, Broadridge’s obligation to pay or credit to Penson fees in the amount of $15.1 million related to a third party vendor’s services that were replaced by the Outsourcing Services Agreement was extinguished (see Note 8, “Impairment and Other Charges, Net”).

For a period of time in fiscal years 2012 and 2011, the Company continued to generate cash flows and reported income statement activity in Loss from discontinued operations, net of taxes, associated with the securities clearing business. The activities that gave rise to these cash flows and income statement activities were transitional in nature.

The following summarized financial information related to the securities clearing services business has been segregated from continuing operations and reported as discontinued operations:

	Years ended June 30,
	2013	2012	2011
	($ in millions)
Revenues	$—	$—	$2.9

Loss from discontinued operations, before net loss on disposal	$—	$—	$—
Income tax benefit	—	—	—

Net loss from discontinued operations, before loss on disposal	—	—	—
Loss on disposal of assets of discontinued operations, net of tax benefit for the fiscal years ended June 30, 2012 and 2011 of $1.0 and $1.3, respectively	—	(1.4)	(2.2)

Loss from discontinued operations, net of tax benefit	$—	$(1.4)	$(2.2)

NOTE 8. IMPAIRMENT AND OTHER CHARGES, NET

Fiscal Year 2012

Impairment and other charges, net of $74.2 million for the fiscal year ended June 30, 2012, included charges resulting from the termination of the U.S. schedule of the Outsourcing Services Agreement with PWI (see Note 7, “Discontinued Operations”). The charges primarily included:

A $47.2 million impairment charge for the deferred client conversion and start-up costs associated with the U.S. schedule of the Outsourcing Services Agreement, representing all deferred costs associated with PFSI. In reviewing these assets for impairment, management considered: (1) the terms and conditions of the Outsourcing Services Agreement, (2) PWI’s progress toward its stated financial improvement plan and the anticipated improvement to its overall financial condition, (3) the outlook for PWI’s business, and (4) the payment status of the Company’s trade account receivables with Penson. In addition, the Company used its best efforts to calculate the probability of the Company realizing potential weighted undiscounted cash flows related to the Outsourcing Services Agreement based on the occurrence of a number of various scenarios. On June 5, 2012, as a result of the termination of the U.S. Schedule to the Outsourcing Services Agreement, Broadridge determined that a material charge for impairment would be taken on the deferred costs associated with the Outsourcing Services Agreement.

A $12.5 million impairment charge for marketable securities relating to the Company’s investment in the common stock of PWI. Included in Long-term investments during the fiscal year ended June 30, 2012 was the Company’s investment of 2,455,627 shares in the common stock of PWI (see Note 7, “Discontinued Operations”). In estimating other-than-temporary impairment losses, management’s policy considered, but was not limited to, the following: (1) the length of time and the extent to which the fair value had been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on the Company’s review, factoring in the level of decline in the fair value of the PWI common stock, management determined that the market value of the PWI common stock would not equal or exceed the cost basis of the Company’s investment within a reasonable period of time. After consideration of the severity and duration of this decline in fair value, as well as the reasons for the decline in value, the Company determined that there was an “other-than-temporary” impairment (“OTTI”) related to the Company’s investment in PWI common stock, for which the Company recorded a $12.5 million charge during the fiscal year ended June 30, 2012 and wrote down the cost basis of this investment to zero.

A $21.4 million impairment of a five-year subordinated note from PWI and $8.2 million of shutdown costs. The five-year subordinated note refers to the Seller Note in the principal amount of $20.6 million issued by PWI to Broadridge as part of the consideration in the sale of the Ridge clearing contracts to Penson (see Note 7, “Discontinued Operations”). On March 13, 2012, Broadridge and Ridge entered into a Restructuring Support Agreement with PWI and certain of its subsidiaries, which provided for proposed transactions related to the restructuring of Penson’s outstanding indebtedness, including the Seller Note. As part of PWI’s debt restructuring, Broadridge agreed to cancel this note receivable in exchange for additional shares of PWI’s common stock, and the Company recorded a $21.4 million charge during the fiscal year ended June 30, 2012, which included $0.8 million of accrued interest on the Seller Note. On May 17, 2012, the Restructuring Support Agreement terminated automatically pursuant to its terms as PWI did not launch the proposed exchange offer as contemplated under the Restructuring Support Agreement.

These charges were partially offset by a $15.1 million benefit associated with the extinguishment of Broadridge’s obligation to pay or credit to PWI fees related to a third party vendor’s services replaced by the Outsourcing Services Agreement. As a result of the termination of the U.S. Schedule to the Outsourcing Services Agreement on June 5, 2012, this $15.1 million obligation was extinguished.

These charges are included in the Other segment (see Note 18, “Financial Data by Segment”).

NOTE 9. PROPERTY, PLANT AND EQUIPMENT, NET

Depreciation and amortization expense for Property, plant and equipment was $35.2 million, $36.3 million, and $36.1 million for the three fiscal years ended June 30, 2013, 2012 and 2011, respectively. Property, plant and equipment at cost and accumulated depreciation at June 30, 2013 and 2012 are as follows:

	June 30,
	2013	2012
	($ in millions)
Property, plant and equipment:
Land and buildings	$4.5	$4.5
Equipment	255.5	255.1
Furniture, leaseholds and other	164.5	159.3

	424.5	418.9
Less: Accumulated depreciation	(343.6)	(339.9)

Property, plant and equipment, net	$80.9	$79.0

In fiscal year 2013 and 2012, Property, plant and equipment and Accumulated depreciation were each reduced by $30.9 million and $14.8 million, respectively of asset retirements related to fully depreciated property, plant and equipment.

NOTE 10. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in Goodwill for the fiscal years ended June 30, 2013 and 2012 are as follows:

	Investor Communication Solutions	Securities Processing Solutions	Total
	($ in millions)
Goodwill, gross, at July 1, 2011	$516.8	$218.8	$735.6
Additions	—	64.0	64.0
Foreign currency translation and other	(14.4)	(5.2)	(19.6)
Accumulated impairment losses	—	—	—

Goodwill, net, at June 30, 2012	$502.4	$277.6	$780.0

Goodwill, gross, at June 30, 2012	$502.4	$277.6	$780.0
Additions	—	—	—
Foreign currency translation and other	—	(1.6)	(1.6)
Accumulated impairment losses	—	—	—

Goodwill, net, at June 30, 2013	$502.4	$276.0	$778.4

Foreign currency translation and other for the fiscal year ended June 30, 2012 includes a $9.3 million decrease to Goodwill related to the disposition of the non-controlling interest of a subsidiary related to the January 2011 acquisition of Matrix.

During fiscal years 2013, 2012 and 2011, the Company performed the required impairment tests of Goodwill under ASC No. 350 and determined that there was no impairment.

Intangible assets at cost and accumulated amortization at June 30, 2013 and 2012 are as follows:

	June 30,
	2013			2012
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
	($ in millions)
Software licenses	$70.9	$(49.7)	$21.2	$63.9	$(41.9)	$22.0
Acquired software technology	59.8	(30.0)	29.8	59.9	(21.4)	38.5
Customer contracts and lists	102.2	(39.8)	62.4	102.3	(29.5)	72.8
Other intangibles	15.1	(7.9)	7.2	15.1	(5.1)	10.0

	$248.0	$(127.4)	$120.6	$241.2	$(97.9)	$143.3

In fiscal year 2013 and 2012, intangible assets and accumulated amortization were each reduced by $4.6 million and $20.4 million, respectively of asset retirements related to fully depreciated intangibles.

Other intangibles consist primarily of purchased rights, covenants, patents, and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of the intangible assets is 5.4 years (3.9 years for software licenses and 4.4 years for acquired software technology, 6.6 years for customer contracts and lists and 4.4 years for other intangibles). Amortization of intangibles totaled $34.2 million, $37.0 million, and $21.8 million for fiscal years 2013, 2012, and 2011, respectively. Estimated remaining amortization expenses of the Company’s existing intangible assets for the next five fiscal years and thereafter are as follows:

Years Ending June 30,	($ in millions)
2014	$28.9
2015	23.9
2016	20.4
2017	17.1
2018	12.7
Thereafter	17.6

NOTE 11. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	June 30,
	2013	2012
	($ in millions)
Deferred client conversion and start-up costs	$133.3	$115.9
Deferred data center costs	48.8	52.2
Long-term investments	20.9	12.6
Long-term broker fees	9.2	11.4
Other	19.1	15.8

Total	$231.3	$207.9

NOTE 12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30,
	2013	2012
	($ in millions)
Employee compensation and benefits	$143.1	$139.6
Accrued broker fees	49.2	38.6
Accrued income taxes	51.8	42.9
Accrued dividend payable	21.0	19.9
Other	12.1	19.6

Total	$277.2	$260.6

NOTE 13. BORROWINGS

Fiscal 2012 Credit Facilities: On September 22, 2011, the Company entered into a $990.0 million senior unsecured credit facility, consisting of a $490.0 million five-year term loan facility (the “Fiscal 2012 Term Loan”) and a $500.0 million five-year revolving credit facility (the “Fiscal 2012 Revolving Credit Facility”) (collectively the “Fiscal 2012 Credit Facilities”). Borrowings under the Fiscal 2012 Credit Facilities bear interest at LIBOR plus 125 basis points. The Fiscal 2012 Revolving Credit Facility also has an annual facility fee equal to 15 basis points, on the unused portion of the facility, which totaled $0.8 million in fees for the fiscal ended June 30, 2013, and $0.6 million in fees for the fiscal year ended June 30, 2012. The Company incurred $3.0 million in debt issuance costs to establish the Fiscal 2012 Credit Facilities, of which $0.1 million of these costs were expensed as incurred and $2.9 million of these costs have been capitalized in Other non-current assets in the Consolidated Balance Sheets and are being amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the terms of these facilities. As of June 30, 2013 and 2012, $1.0 million and $0.4 million, respectively, had been amortized related to the Fiscal 2012 Credit Facilities.

The Fiscal 2012 Term Loan contains a repayment schedule that requires the Company to make minimum principal repayments on the loan of $12.3 million, on a quarterly basis, commencing with the first payment which was due on March 31, 2013, and the final payment due on June 30, 2016, for a total repayment of $171.5 million before the balance of the loan becomes due in September 2016. During the fiscal year ended June 30, 2012, the Company repaid $90.0 million of the $490.0 million of borrowings under the Fiscal 2012 Term Loan. Under the terms of the Fiscal 2012 Term Loan, any prepayment of a term borrowing shall be applied to reduce the subsequent scheduled repayment, in direct order of maturity, with no prepayment penalty. At June 30, 2013, the Company had met the repayment requirements on the Fiscal 2012 Term Loan through September 30, 2014. Under the terms of the Fiscal 2012 Term Loan agreement, as a portion of the outstanding borrowing is paid down, the total borrowing capacity is reduced commensurately, leaving a borrowing capacity of $400.0 million at June 30, 2013. The weighted-average interest rate on the Fiscal 2012 Term Loan was 1.47% and 1.54% for the fiscal year ended June 30, 2013 and 2012, respectively.

The Fiscal 2012 Credit Facilities are subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At June 30, 2013, the Company is not aware of any instances of any non-compliance with the financial covenants of the Fiscal 2012 Credit Facilities. The carrying value of the Fiscal 2012 Term Loan approximates fair value at June 30, 2013 and 2012 which has been classified as a Level 2 financial liability (as defined in Note 6, “Fair Value of Financial Instruments”).

Senior Notes: In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Fiscal 2007 Senior Notes”). The Fiscal 2007 Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Fiscal 2007 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2007 Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Fiscal 2007 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At June 30, 2013, the Company is not aware of any instances of non-compliance with the financial covenants of the indenture governing the Fiscal 2007 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2007 Senior Notes upon a change of control triggering event. The Fiscal 2007 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2007 Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2007 Senior Notes. These costs have been capitalized and are being amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the ten-year term. At June 30, 2013 and June 30, 2012, the accumulated amortization related to the Fiscal 2007 Senior Notes was $1.1 million and $0.8 million, respectively. During the fiscal year ended June 30, 2009, the Company purchased $125.0 million principal amount of the Fiscal 2007 Senior Notes (including $1.0 million unamortized bond discount) pursuant to a cash tender offer for such notes. The fair value of the fixed-rate Fiscal 2007 Senior Notes at June 30, 2013 and June 30, 2012 was $138.2 million and $137.6 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 6, “Fair Value of Financial Instruments”).

Available Capacity: As of June 30, 2013, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Total Capacity	Outstanding Borrowings	Unused Available Capacity
		($ in millions)
Long-term debt
Fiscal 2012 Term Loan	September 2016	$400.0	$400.0	$—
Fiscal 2012 Revolving Credit Facility	September 2016	500.0	—	500.0
Senior Notes	June 2017	124.5	124.5	—

Total debt		$1,024.5	$524.5	$500.0

In addition, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. As of June 30, 2013 and 2012, respectively, no amounts were outstanding under these lines of credit.

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

Stock Options: Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant. Stock options are generally issued under a graded vesting schedule, generally vest ratably over four years and have a term of 10 years. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award.

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

Time-based Restricted Stock: The Company has a time-based restricted stock program under which shares of common stock can be issued to certain key employees. These shares are restricted as to transfer and in certain circumstances must be returned to the Company at the original purchase price. The Company records stock compensation expense relating to the issuance of time-based restricted stock over the period during which the transfer restrictions exist, which is up to five years from the date of grant. The value of the Company’s time-based restricted stock, based on market prices, is recognized as compensation expense over the restriction period on a straight-line basis. There are no shares of time-based restricted stock outstanding at June 30, 2013.

Performance-based Restricted Stock: The Company has performance-based restricted stock programs under which shares of common stock can be issued to certain key employees upon the achievement of specific performance metrics. When it is probable that the performance metrics will be achieved, the Company records stock compensation expense for performance-based restricted stock on a straight-line basis over the performance period, plus a subsequent vesting period, which typically totals approximately two and one-half years from the date of grant. Certain performance-based equity awards granted to non-U.S. employees are to be settled in cash. The Company records a liability for these performance-based equity awards. The liability and the corresponding stock compensation expense are adjusted to reflect the Company’s closing stock price as of the end of each reporting period. There are no shares of performance-based restricted stock outstanding at June 30, 2013.

The activity related to the Company’s incentive equity awards for the fiscal years ended June 30, 2013, 2012 and 2011 consisted of the following:

	Stock Options		Time-based RSUs		Performance-based RSUs
	Number of Options	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balances at July 1, 2010	17,369,212	$19.33	1,884,170	$16.52	670,859	$16.45
Granted	284,150	22.53	1,044,004	21.59	359,253	21.64
Exercised(a)	(2,488,648)	19.22	—		—	—
Vesting of RSUs(b)	—	—	(901,654)	14.22	(321,388)	14.03
Expired/forfeited	(1,389,988)	24.05	(94,517)	19.40	—	—

Balances at June 30, 2011	13,774,726	$18.94	1,932,003	$20.19	708,724	$20.18
Granted	1,057,538	24.01	1,142,616	18.37	342,628	17.61
Exercised(a)	(2,151,613)	18.52	—	—	—	—
Vesting of RSUs(b)	—	—	(887,892)	18.68	(279,028)	18.68
Expired/forfeited	(299,163)	20.03	(161,158)	19.91	(69,129)	18.73

Balances at June 30, 2012	12,381,488	$19.42	2,025,569	$19.61	703,195	$20.39
Granted	1,497,855	22.51	1,093,856	21.32	246,894	21.25
Exercised(a)	(2,724,439)	17.23	—	—	—	—
Vesting of RSUs(b)	—	—	(907,922)	21.62	(259,431)	21.70
Expired/forfeited	(169,422)	18.82	(124,669)	19.38	(117,835)	21.42

Balances at June 30, 2013(c)	10,985,482	$20.39	2,086,834	$19.65	572,823	$19.96

(a)	Stock options exercised during the fiscal years ended June 30, 2013, 2012 and 2011 had intrinsic values of $19.8 million, $9.7 million and $8.7 million, respectively.

(b)	Time-based RSUs that vested during the fiscal years ended June 30, 2013, 2012 and 2011 had a total fair value of $22.1 million, $20.9 million and $20.6 million, respectively. Performance-based RSUs that vested during the fiscal years ended June 30, 2013, 2012 and 2011 had a total fair value of $6.3 million, $6.7 million and $7.4 million, respectively.

(c)	As of June 30, 2013, the Company’s outstanding “in the money” stock options using the fiscal year-end share price of $26.58 (approximately 8.6 million shares) had an aggregate intrinsic value of $59.2 million. As of June 30, 2013, time-based RSUs and performance-based RSUs expected to vest using the fiscal year-end share price of $26.58 (approximately 1.9 million and 0.5 million shares, respectively) had an aggregate intrinsic value of $50.9 million and $14.3 million, respectively.

The tables below summarizes information regarding the Company’s outstanding and exercisable stock options as of June 30, 2013:

	Outstanding Options
	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Range of Exercise Prices
$0.01 to $14.00	394,238	5.60	$13.79
$14.01 to $16.00	648,845	3.28	$15.52
$16.01 to $18.00	1,303,227	2.96	$17.30
$18.01 to $20.00	2,646,905	3.06	$18.79
$20.01 to $22.00	1,929,134	5.66	$21.42
$22.01 to $24.00	2,647,081	7.83	$22.60
$24.01 to $26.00	1,416,052	8.15	$24.74

	10,985,482	5.41	$20.39

	Exercisable Options
Range of Exercise Prices	Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01 to $14.00	381,998	5.60	$13.79
$14.01 to $16.00	648,845	3.28	$15.52
$16.01 to $18.00	1,290,827	2.94	$17.30
$18.01 to $20.00	2,646,905	3.06	$18.79
$20.01 to $22.00	1,787,214	5.61	$21.39
$22.01 to $24.00	1,208,616	5.89	$22.97
$24.01 to $26.00	623,414	7.41	$25.15

	8,587,819	4.42	$19.69

Stock-based compensation expense of $27.1 million, $28.3 million, and $30.0 million was recognized in earnings from continuing operations in the Consolidated Statements of Earnings for the fiscal years ended June 30, 2013, 2012 and 2011, respectively, as well as related tax benefits of $10.1 million, $10.4 million, and $11.3 million, respectively.

As of June 30, 2013, the total remaining unrecognized compensation cost related to non-vested stock options and RSU awards amounted to $6.3 million and $26.3 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 3.2 years and 1.6 years, respectively.

In April 2013, the Company began reissuing treasury stock to satisfy stock option exercises and issuances under the Company’s RSU awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs. The Company repurchased 9.7 million shares in fiscal year 2013 as compared to 2.2 million shares repurchased in fiscal year 2012. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table presents the assumptions used to determine the fair values of the stock option grants using the Binomial options pricing model during the fiscal years ended June 30, 2013, 2012 and 2011:

	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2011
Risk-free interest rate	1.3%	1.4%	3.1%
Dividend yield	3.2%	2.6%	2.7%
Weighted-average volatility factor	25.7%	28.1%	31.4%
Weighted-average expected life (in years)	6.8	6.6	7.1
Weighted-average fair value (in dollars)	$3.78	$5.01	$6.07

NOTE 15. EMPLOYEE BENEFIT PLANS

A. Defined Contribution Savings Plan. The Company approved a Broadridge sponsored 401(k) savings plan covering eligible full-time domestic employees of the Company. This plan provides a base contribution plus Company matching contributions on a portion of employee contributions. The costs recorded by the Company for this plan were $21.6 million, $20.4 million and $18.8 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

B. Defined Benefit Pension Plans. The Company sponsors a Supplemental Officer Retirement Plan (the “Broadridge SORP”). The Broadridge SORP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. The amount charged to expense for the Broadridge SORP was $3.4 million, $2.4 million and $1.6 million during the fiscal years ended June 30, 2013, 2012 and 2011, respectively. The Broadridge SORP is currently unfunded, and the benefit obligation under this plan was $17.0 million, $15.7 million and $11.1 million at June 30, 2013, 2012 and 2011, respectively.

The Company also sponsors a Supplemental Executive Retirement Plan (the “Broadridge SERP”). The Broadridge SERP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key executives upon retirement based upon the executives’ years of service and compensation. The amount charged to expense for the Broadridge SERP was $0.5 million, $0.3 million and $0.2 million during the fiscal years ended June 30, 2013, 2012 and 2011, respectively. The Broadridge SERP is currently unfunded, and the benefit obligation under this plan was $1.5 million, $1.3 million and $0.6 million at June 30, 2013, 2012 and 2011, respectively.

C. Other Post-retirement Benefit Plan. The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The amount charged to expense under this plan was $0.2 million, $0.3 million and $0.4 million during the fiscal years ended June 30, 2013, 2012 and 2011, respectively. The plan is currently unfunded, and the benefit obligation under this plan was $3.0 million, $2.8 million and $3.1 million at June 30, 2013, 2012 and 2011, respectively.

NOTE 16. INCOME TAXES

Earnings from continuing operations before income taxes shown below are based on the geographic location to which such earnings are attributable.

	Years Ended June 30,
	2013	2012	2011
	($ in millions)
Earnings from continuing operations before income taxes:
U.S.	$252.3	$125.5	$196.2
Foreign	70.9	75.4	73.5

	$323.2	$200.9	$269.7

The Provision for income taxes consists of the following components:

	Years Ended June 30,
	2013	2012	2011
	($ in millions)
Current:
U.S. Domestic	$73.1	$53.3	$56.3
Foreign	15.8	22.0	22.9
State	8.1	9.0	5.9

Total current	97.0	84.3	85.1
Deferred:
U.S. Domestic	16.0	(5.2)	20.0
Foreign	—	(1.1)	(1.5)
State	(1.9)	(2.1)	(5.7)

Total deferred	14.1	(8.4)	12.8

Total provision for income taxes	$111.1	$75.9	$97.9

	Years Ended June 30,
	2013	%	2012	%	2011	%
	($ in millions)
Provision for income taxes at U.S. statutory rate	$113.1	35.0	$70.3	35.0	$94.4	35.0
Increase (decrease) in Provision for income taxes from:
State taxes, net of federal tax	4.6	1.4	4.8	2.4	3.6	1.3
Foreign taxes	(4.3)	(1.3)	(5.7)	(2.8)	(1.4)	(0.5)
Valuation allowances	1.0	0.3	3.2	1.6	(4.5)	(1.7)
Advance pricing agreement adjustment	—	—	—	—	4.9	1.9
Other	(3.3)	(1.0)	3.3	1.6	0.9	0.3

	$111.1	34.4	$75.9	37.8	$97.9	36.3

The Company’s effective tax rate for the fiscal year ended June 30, 2013 was 34.4% compared to 37.8% for the fiscal year ended June 30, 2012. The change in the Company’s effective tax rate was primarily attributable to the recognition this fiscal year of certain prior year foreign tax credits, changes in the geographical mix of income and last fiscal year’s valuation allowance on capital tax losses related to the PWI common stock and a write-off of certain state net operating loss carryforwards. The Company’s effective tax rate for the fiscal year ended June 30, 2012 was 37.8% compared to 36.3% for the fiscal year ended June 30, 2011. The increase in the effective tax rate was primarily due to a $7.4 million one-time tax expense attributable to a valuation allowance on capital tax losses related to the PWI common stock and a write-off of certain state net operating loss carryforwards in fiscal year ended June 30, 2012.

As of June 30, 2013, the Company had approximately $245.8 million of accumulated earnings attributable to foreign subsidiaries. The Company considers such earnings as permanently reinvested outside the U.S. and, therefore, provides no additional taxes that could occur upon repatriation. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2013 and 2012 were as follows:

	June 30,
	2013	2012
	($ in millions)
Classification:
Current deferred tax assets (included in Other current assets)	$16.9	$19.8
Long-term deferred tax assets (included in Other non-current assets)	0.4	0.3
Current deferred tax liabilities (included in Accrued expenses and other current liabilities)	(0.6)	(0.5)
Long-term deferred tax liabilities	(71.2)	(63.2)

Net deferred tax liabilities	$(54.5)	$(43.6)

Components:
Deferred tax assets:
Accrued expenses not currently deductible	$4.1	$3.4
Depreciation	22.2	25.1
Compensation and benefits not currently deductible	44.9	49.6
Net operating and capital losses	32.5	33.5
Tax credits	4.3	1.9
Other	6.5	9.4

	114.5	122.9
Less: Valuation allowances	(12.5)	(14.7)

Deferred tax assets, net	102.0	108.2

Deferred tax liabilities:
Goodwill and identifiable intangibles	127.0	126.4
Net deferred expenses	25.1	21.6
Other	4.4	3.8

Deferred tax liabilities	156.5	151.8

Net deferred tax liabilities	$(54.5)	$(43.6)

The Company has estimated foreign net operating loss carryforwards of approximately $22.8 million as of June 30, 2013 of which $1.9 million expires in 2017 through 2027 and of which $20.9 million has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $54.6 million which expire in 2018 through 2032.

The Company has recorded valuation allowances of $12.5 million and $14.7 million at June 30, 2013 and 2012, respectively, because the Company does not believe that it is more likely than not that it will be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings.

As of June 30, 2013 and 2012, the Company’s total amounts of unrecognized tax benefits were $30.0 million and $62.6 million, respectively. The change relates to tax positions taken for the current and prior tax year. The amount of the unrecognized tax benefits at June 30, 2013 that, if recognized, would affect the Company’s effective tax rate is approximately $19.1 million.

In the next twelve months, the Company expects to decrease its reserve for unrecognized tax benefits by approximately $3 million as a result of statute of limitations expirations and certain potential state settlements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Fiscal Year Ended June 30,
	2013	2012	2011
	($ in millions)
Beginning balance	$62.6	$47.0	$16.7
Gross increase related to prior period tax positions	1.9	9.2	31.4
Gross increase related to current period tax positions	2.2	6.4	2.6
Gross decrease related to prior period tax positions	(36.7)	—	(3.7)

Balance at June 30,	$30.0	$62.6	$47.0

The $36.7 million gross decrease for prior period tax positions related to the settlement and execution of an Advance Pricing Agreement with the Internal Revenue Service and Canadian Revenue Authority and statute of limitation expirations.

The Company’s policy with respect to interest and penalties associated with uncertain tax positions is not to include them in income tax expense but include penalties as a component of other accrued expenses and interest in interest expense. During the fiscal years ended June 30, 2013, 2012 and 2011, the Company recognized approximately ($0.2) million, $1.0 million and $0.8 million, respectively, in interest and penalties.

The Company is continuously subject to U.S. Federal, state and foreign income tax exams for the periods beginning March 31, 2007 through June 30, 2013 with no current material examinations.

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

The Company entered into a data center outsourcing services agreement with Automatic Data Processing, Inc. (“ADP”) before the Company’s spin-off from ADP in March 2007 (the “ADP Agreement”) under which ADP provided the Company with data center services. The ADP Agreement expired on June 30, 2012. The Company entered into a short-term extension of the ADP Agreement which expired in August 2012. At June 30, 2013, the Company had no further obligation to ADP for data center services. For the fiscal years ended June 30, 2013, 2012 and 2011, the Company recorded expenses of $5.8 million, $111.4 million and $110.4 million, respectively, in the Consolidated Statements of Earnings related to the ADP Agreement.

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure that were previously provided under the ADP Agreement. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing from ADP to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at June 30, 2013 are $496.3 million through fiscal year 2022, the final year of the contract. For the fiscal years ended June 30, 2013, 2012 and 2011, the Company recorded expenses of $96.3 million, $24.6 million and $6.3 million, respectively, in the Consolidated Statements of Earnings related to this agreement. The Company capitalized $2.0 million and $47.0 million of costs related to the build out of the IBM data center in Other non-current assets in the fiscal years ended June 30, 2013 and 2012, respectively.

The Company has obligations under the IT Services Agreement and related software maintenance agreements, various facilities and equipment leases, and software license agreements. The total expenses related to the ADP Agreement, the IT Services Agreement and related software maintenance agreements were $102.1 million, $136.0 million, and $116.7 million in fiscal years 2013, 2012, and 2011, respectively. Total expenses related to facilities and equipment leases were $39.5 million, $43.1 million, $47.3 million in fiscal years 2013, 2012, and 2011, respectively. Total expenses related to software license agreements were $20.3 million, $24.3 million, and $17.3 million in fiscal years 2013, 2012, and 2011, respectively.

The minimum commitments under these obligations at June 30, 2013 as follows:

Years Ending June 30,	($ in millions)
2014	$114.8
2015	101.6
2016	94.0
2017	82.8
2018	72.5
Thereafter	236.3

$702.0

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.

As of June 30, 2013, the Company had an outstanding letter of credit for $1.0 million. This letter of credit was issued in May 2007 to guarantee certain claim payments to a third-party insurance company in the event the Company does not pay its portion of the claims. No amounts were drawn on this letter of credit.

In addition, the Company has obligations under various facilities and equipment leases and software license agreements.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of June 30, 2013 and 2012, respectively. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

Our business process outsourcing and mutual fund processing services are performed by a registered broker-dealer. As a registered broker-dealer and member of Financial Industry Regulatory Authority, Inc. (“FINRA”), it is subject to regulations concerning many aspects of its business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of Securities and Exchange Commission’s (the “SEC”) or FINRA authorization granted to allow the operation of its business or disqualification of its directors, officers or employees. In addition, as a registered broker-dealer, it is required to participate in the Securities Investor Protection Corporation (“SIPC”) for the benefit of customers. In addition, MG Trust Company, LLC (“MG Trust Company”), a subsidiary of Matrix, is a Colorado State non-depository trust company whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. MG Trust Company operates pursuant to the rules and regulations of the Colorado Division of Banking.

NOTE 18. FINANCIAL DATA BY SEGMENT

The Company classifies its operations into the following two reportable segments: (1) Investor Communication Solutions and (2) Securities Processing Solutions. See Note 1, “Basis of Presentation” for a further discussion of the Company’s reportable segments. The primary components of “Other” are the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign exchange is a reconciling item between the actual foreign exchange rates and fiscal year 2013 budgeted foreign exchange rates. The prior fiscal years’ reportable segment Revenues and Earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal year 2013 budgeted foreign exchange rates, this adjustment represents a reconciling difference to Revenues and Earnings from continuing operations before income taxes.

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

	Investor Communication Solutions	Securities Processing Solutions	Other	Foreign Exchange	Total
	($ in millions)
Year ended June 30, 2013
Revenues	$1,760.2	$660.5	$0.1	$10.0	$2,430.8
Earnings (loss) from continuing operations before income taxes	302.1	85.2	(80.3)	16.2	323.2
Assets	1,062.3	739.4	216.5	—	2,018.2
Capital expenditures	20.7	9.1	8.4	—	38.2
Depreciation and amortization	23.1	19.4	5.1	—	47.6
Amortization of acquired intangibles	15.8	6.0	—	—	21.8
Amortization of other assets	3.1	20.9	—	—	24.0
Year ended June 30, 2012
Revenues	$1,634.0	$655.5	$0.5	$13.5	$2,303.5
Earnings (loss) from continuing operations before income taxes	242.8	91.1	(146.8)	13.8	200.9
Assets	1,018.3	718.8	250.5	—	1,987.6
Capital expenditures	19.9	9.2	4.7	—	33.8
Depreciation and amortization	22.8	22.2	6.0	—	51.0
Amortization of acquired intangibles	16.3	5.9	—	—	22.2
Amortization of other assets	3.1	15.7	—	—	18.8
Year ended June 30, 2011
Revenues	$1,559.4	$593.6	$0.2	$13.7	$2,166.9
Earnings (loss) from continuing operations before income taxes	213.4	87.4	(41.3)	10.2	269.7
Assets	1,099.6	574.1	230.3	—	1,904.0
Capital expenditures	18.6	8.5	2.1	—	29.2
Depreciation and amortization	22.8	13.8	6.5	—	43.1
Amortization of acquired intangibles	10.9	3.4	—	—	14.3
Amortization of other assets	2.6	12.3	—	—	14.9

Revenues and assets by geographic area are as follows (assets for the U.S. for the fiscal year ended June 30, 2011 includes the securities clearing activities formerly reported in the Clearing and Outsourcing Solutions segment that were reported as assets of discontinued operations):

	United States	Canada	United Kingdom	Other	Total
	($ in millions)
Year ended June 30, 2013
Revenues	$2,097.9	$243.2	$53.4	$36.3	$2,430.8
Assets	$1,739.5	$86.6	$123.5	$68.6	$2,018.2
Year ended June 30, 2012
Revenues	$1,997.8	$243.8	$24.3	$37.6	$2,303.5
Assets	$1,700.0	$108.8	$114.0	$64.8	$1,987.6
Year ended June 30, 2011
Revenues	$1,857.8	$251.5	$22.3	$35.3	$2,166.9
Assets	$1,639.7	$85.9	$115.4	$63.0	$1,904.0

NOTE 19. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly results of operations for the fiscal years ended June 30, 2013 and 2012 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	($ in millions, except per share amounts)
Year ended June 30, 2013
Revenues	$495.8	$493.2	$576.7	$865.1
Gross profit	105.8	105.6	150.5	301.1
Earnings from continuing operations before income taxes	28.6	24.7	67.7	202.2
Net earnings	18.3	15.8	43.4	134.6
Basic EPS from continuing operations	0.15	0.13	0.36	1.12
Basic EPS	0.15	0.13	0.36	1.12
Diluted EPS from continuing operations	0.14	0.13	0.35	1.09
Diluted EPS	0.14	0.13	0.35	1.09
Year ended June 30, 2012
Revenues	$476.4	$479.8	$547.0	$800.3
Gross profit	93.6	97.2	126.2	271.4
Earnings from continuing operations before income taxes	26.2	10.6	28.8	135.3
Net earnings	16.7	6.8	16.7	83.4
Basic EPS from continuing operations	0.14	0.05	0.15	0.67
Basic EPS	0.14	0.05	0.14	0.67
Diluted EPS from continuing operations	0.13	0.05	0.14	0.65
Diluted EPS	0.13	0.05	0.13	0.65

NOTE 20. SUBSEQUENT EVENTS

The Company entered into a purchase agreement to acquire a business to expand its mutual fund product offerings in its Investor Communication Solutions segment. The Company completed the acquisition in July 2013 for $36.0 million. In addition, the Company agreed to pay contingent consideration of up to an additional $4.0 million, which is payable over the next three years, subject to the acquired business’ achievement of specified revenue and earnings targets. As of the date of the acquisition, the acquired net assets will be recorded at fair value in accordance with the purchase method of accounting and the results of operations of the acquired business will be included in the results of operations of the Investor Communication Solutions segment. This acquisition was not material to the Company’s operations, financial position, or cash flows. As of the date of this filing, the preliminary purchase price allocation has not been finalized.

*    *    *    *    *    *     *

Broadridge Financial Solutions, Inc.

Schedule II—Valuation and Qualifying Accounts

($ in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Fiscal year ended June 30, 2013:
Allowance for doubtful accounts:
Accounts receivable, net	$6,539	$1,811	$(4,613)	$3,737
Deferred tax valuation allowance	$14,700	$1,000	$(3,200)	$12,500
Fiscal year ended June 30, 2012:
Allowance for doubtful accounts:
Accounts receivable, net	$2,010	$5,076	$(547)	$6,539
Deferred tax valuation allowance	$12,100	$2,600	$—	$14,700
Fiscal year ended June 30, 2011:
Allowance for doubtful accounts:
Accounts receivable, net	$2,008	$2,216	$(2,214)	$2,010
Deferred tax valuation allowance	$15,900	$—	$(3,800)	$12,100

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer as of June 30, 2013, evaluated the effectiveness of our disclosure controls as defined in Rule 13a-15(e) under the Exchange Act. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2013 were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Management has performed an assessment of the effectiveness of Broadridge’s internal control over financial reporting as of June 30, 2013 based upon criteria set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that Broadridge’s internal control over financial reporting was effective as of June 30, 2013.

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

August 8, 2013

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

PART III.

ITEM 10.	Directors. Executive Officers and Corporate Governance.

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement.

ITEM 11.	Executive Compensation.

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services.

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement.

PART IV.

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements.

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

Date: August 8, 2013

BROADRIDGE FINANCIAL SOLUTIONS, INC.

By:	/s/ RICHARD J. DALY
Name:	Richard J. Daly
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD J. DALY Richard J. Daly	Chief Executive Officer and Director (Principal Executive Officer)	August 8, 2013

/S/ DAN SHELDON Dan Sheldon	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	August 8, 2013

/S/ LESLIE A. BRUN Leslie A. Brun	Chairman of the Board	August 8, 2013

/S/ ROBERT N. DUELKS Robert N. Duelks	Director	August 8, 2013

/S/ RICHARD J. HAVILAND Richard J. Haviland	Director	August 8, 2013

/S/ SANDRA S. JAFFEE Sandra S. Jaffee	Director	August 8, 2013

/S/ STUART R. LEVINE Stuart R. Levine	Director	August 8, 2013

/S/ MAURA MARKUS Maura Markus	Director	August 8, 2013

/S/ THOMAS J. PERNA Thomas J. Perna	Director	August 8, 2013

/S/ ALAN J. WEBER Alan J. Weber	Director	August 8, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)
2.1	Asset Purchase Agreement, dated as of November 2, 2009, by and among Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Penson Worldwide, Inc., and Penson Financial Services, Inc. (incorporated by reference to Exhibit 2.1 to Form 10-Q filed on February 4, 2010).(2)(3)

2.2	Stock Purchase Agreement, dated as of November 23, 2010, by and among the sellers named therein, Broadridge Investor Communication Solutions, Inc. and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K/A filed on May 19, 2011).(2)(3)

2.3	Escrow Agreement, dated as of January 7, 2011, by and among Capital One, N.A., Broadridge Investor Communication Solutions, Inc., the sellers named therein and Bluff Point Associates Corp. (incorporated by reference to Exhibit 2.2 to Form 8-K/A filed on May 19, 2011).(3)

3.1	Certificate of Incorporation of Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 2, 2007).

3.2	Amended and Restated By-laws of Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 7, 2007).

4.1	Indenture, dated as of May 29, 2007, by and between Broadridge Financial Solutions, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 30, 2007).

4.2	First Supplemental Indenture, dated as of May 29, 2007, by and between Broadridge Financial Solutions, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed on May 30, 2007).

4.3	Form of 6.125% Senior Note due 2017 dated May 29, 2007 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on May 30, 2007).

10.1	Separation and Distribution Agreement, dated as of March 20, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 21, 2007).

10.2	Tax Allocation Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 2, 2007).

10.3	Transition Services Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 2, 2007).

10.4	Data Center Outsourcing Services Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 2, 2007).

10.5	Intellectual Property Transfer Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.4 to Form 8-K filed on April 2, 2007).

10.6	Employee Matters Agreement, dated as of March 29, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.5 to Form 8-K filed on April 2, 2007).

10.7	Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.6 to Form 8-K filed on April 2, 2007).

Exhibit Number	Description of Exhibit(1)

10.8	Amendment No. 1 to the Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.26 to Form 10-K/A filed on October 27, 2010).

10.9	Amended and Restated Supplemental Officers Retirement Plan (incorporated by reference to Exhibit 10.27 to Form 10-K/A filed on October 27, 2010).

10.10	Change in Control Enhancement Agreement for Richard J. Daly (incorporated by reference to Exhibit 10.8 to Form 8-K filed on April 2, 2007).

10.11	Amendment No. 1 to Change in Control Enhancement Agreement for Richard J. Daly (incorporated by reference to Exhibit 10.28 to Form 10-K/A filed on October 27, 2010).

10.12	Change in Control Enhancement Agreement for John Hogan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on April 2, 2007).

10.13	Amendment No. 1 to Change in Control Enhancement Agreement for John Hogan (incorporated by reference to Exhibit 10.29 to Form 10-K/A filed on October 27, 2010).

10.14	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (Amended and Restated effective August 4, 2008) (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 14, 2008).

10.15	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (Amended and Restated effective August 4, 2008, as amended effective August 4, 2009) (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 20, 2009).

10.16	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (Amended and Restated effective August 4, 2008, as amended effective August 4, 2009 and August 3, 2010) (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 19, 2010).

10.17	Underwriting Agreement, dated as of May 23, 2007, by and among Broadridge Financial Solutions, Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives of the underwriters party thereto (incorporated by reference to Exhibit 1.1 to Form 8-K filed on May 30, 2007).

10.18	Master Services Agreement, dated as of November 2, 2009, by and between Broadridge Financial Solutions, Inc. and Penson Worldwide, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q/A filed on June 10, 2010).(3)

10.19	Offer Letter by and between Broadridge Financial Solutions, Inc. and Timothy Gokey, dated as of March 15, 2010, (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 10, 2010).

10.20	Amendment No. 1, dated as of September 13, 2010, to the Offer Letter by and between Broadridge Financial Solutions, Inc. and Timothy Gokey, dated as of March 15, 2010 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 4, 2010).

10.21	Information Technology Services Agreement, dated as of March 31, 2010, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 10, 2010).(3)

10.22	Amendment Agreement, dated as of June 25, 2010, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Penson Worldwide, Inc., Penson Financial Services Ltd., Penson Financial Services Canada Inc., Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Broadridge Financial Solutions (Canada) Inc., and Ridge Clearing & Outsourcing Solutions Limited (incorporated by reference to Exhibit 10.22 to Form 10-K filed on August 12, 2010).(3)

10.23	Amendment, Assignment and Assumption Agreement, dated as of June 25, 2010, by and among SAI Holdings, Inc., Penson Financial Services, Inc., Penson Worldwide, Inc., Penson Financial Services Ltd., Penson Financial Services Canada Inc., Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Broadridge Financial Solutions (Canada) Inc., and Ridge Clearing & Outsourcing Solutions Limited (incorporated by reference to Exhibit 10.23 to Form 10-K filed on August 12, 2010).(2)(3)

Exhibit Number	Description of Exhibit(1)

10.24	Amendment No. 1 to the Information Technology Services Agreement, dated as of June 25, 2010, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.24 to Form 10-K filed on August 12, 2010).(3)

10.25	2009 Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.30 to Form 10-K/A filed on October 27, 2010).

10.26	Broadridge Financial Solutions, Inc. Director Deferred Compensation Program (Amended and Restated Effective November 17, 2010) (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on February 8, 2011).

10.27	Broadridge Financial Solutions, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.31 to Form 10-K/A filed on October 27, 2010).

10.28	Broadridge Financial Solutions, Inc. Executive Deferred Compensation Plan (Amended and Restated effective June 15, 2011) (incorporated by reference to Exhibit 10.32 to Form 10-K filed on
August 12, 2011).

10.29	Amendment No. 3 to the Information Technology Services Agreement, dated as of April 15, 2011, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.33 to Form 10-K filed on August 12, 2011).

10.30	Amendment No. 5 to the Information Technology Services Agreement, dated as of June 11, 2011, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc.(3) (incorporated by reference to Exhibit 10.34 to Form 10-K filed on August 12, 2011).

10.31	Officer Severance Plan dated September 16, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2011).

10.32	Credit Agreement dated September 22, 2011, among Broadridge Financial Solutions, Inc., as Borrower, the Lenders Party thereto, JPMorgan Chase, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 23, 2011).

10.33	Amendment to Broadridge Financial Solutions, Inc., 2007 Omnibus Award Plan effective August 2, 2011 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 3, 2011).

10.34	Amendment Agreement among SAI Holdings, Inc., Penson Financial Services, Inc., Penson Worldwide, Inc., Penson Financial Services Canada Inc., Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Broadridge Solutions (Canada) Inc., and Ridge Clearing & Outsourcing Solutions Limited (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 3, 2011).

10.35	Amended and Restated Seller Note, effective as of July 1, 2011, issued by Penson Worldwide, Inc. to Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 3, 2011).

10.36	Amendment No. 7 to the Information Technology Services Agreement dated October 10, 2011 by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed February 7, 2012). (3)

10.37	Restructuring Support Agreement, dated as of March 13, 2012, among Broadridge Financial Solutions, Inc., Ridge Clearing and Outsourcing Solutions, Inc., Penson Worldwide, Inc. and certain subsidiaries of Penson Worldwide, Inc., and certain Penson Senior Secured Noteholders and Penson Convertible Noteholders (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 14, 2012).

10.38	Purchase and Sale Agreement dated as of May 31, 2012 by and among Broadridge Financial Solutions, Inc., Broadridge Securities Processing Solutions, Inc. and Apex Clearing Holdings LLC (incorporated by reference to Exhibit 10.39 to Form 10-K filed on August 9, 2012). (2)

Exhibit Number	Description of Exhibit(1)

10.39	Termination and Mutual Release Agreement entered into on June 5, 2012 by and among Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Broadridge Financial Solutions (Canada), Inc., Penson Worldwide, Inc., Penson Financial Services, Inc., and Penson Financial Services Canada, Inc. (incorporated by reference to Exhibit 10.40 to Form 10-K filed on August 9, 2012).

10.40	Master Services Agreement entered into on June 5, 2012 between Broadridge Financial Solutions, Inc. and Apex Clearing Corporation (incorporated by reference to Exhibit 10.41 to Form 10-K filed on August 9, 2012). (3)

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics for the Company’s Principal Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 99.1 to Form 8-K filed on August 2, 2007).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Annual Report on Form 10-K for the fiscal years ended June 30, 2013, 2012, and 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of earnings for the fiscal years ended June 30, 2013, 2012 and 2011, (ii) consolidated statements of comprehensive income for the fiscal years ended June 30, 2013, 2012 and 2011, (iii) consolidated balance sheets as of June 30, 2013, 2012 and 2011, (iv) consolidated statements of cash flows for the fiscal years ended June 30, 2013, 2012 and 2011, (v) consolidated statements of stockholders’ equity for the fiscal years ended June 30, 2013, 2012 and 2011, and (vi) the notes to the consolidated financial statements.

(1)	The SEC File No. for the Company’s Form 8-K Reports referenced is 001-33220.

(2)	Schedules to the Asset Purchase Agreement filed as Exhibit 2.1, as amended by the Amendment, Assignment and Assumption Agreement filed as Exhibit 10.23, and the Stock Purchase Agreement filed as Exhibit 2.2, and the Purchase and Sale Agreement filed as Exhibit 10.38 have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted schedules upon request by the Securities and Exchange Commission.

(3)	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.