Form 10-Q
period 2013-09-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2013-11-07
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 31, 2013 was 119,183,091.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Revenues	$545.2	$495.8

Cost of revenues	397.5	390.0
Selling, general and administrative expenses	73.5	72.9
Other expenses, net	4.9	4.3

Total expenses	475.9	467.2

Earnings before income taxes	69.3	28.6
Provision for income taxes	24.9	10.3

Net earnings	$44.4	$18.3

Basic earnings per share	$0.37	$0.15

Diluted earnings per share	$0.36	$0.14

Weighted-average shares outstanding:
Basic	119.1	124.0
Diluted	123.1	127.1
Dividends declared per common share	$0.21	$0.18

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Net earnings	$44.4	$18.3
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(1.7)	5.1
Net unrealized gains (losses) on available-for-sale securities, net of taxes of $0.0 and ($0.2) at September 30, 2013 and 2012, respectively	(0.1)	0.3
Pension and post-retirement liability adjustment, net of taxes of ($0.0) and $0.4 at September 30, 2013 and 2012, respectively	0.1	(0.6)

Total other comprehensive income (loss)	(1.7)	4.8

Comprehensive income	$42.7	$23.1

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	September 30, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$183.1	$266.0
Accounts receivable, net of allowance for doubtful accounts of $3.2 and $3.7, respectively	372.2	442.4
Other current assets	101.3	98.6

Total current assets	656.6	807.0
Property, plant and equipment, net	82.1	80.9
Goodwill	809.3	778.4
Intangible assets, net	125.3	120.6
Other non-current assets	233.9	231.3

Total assets	$1,907.2	$2,018.2

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$110.5	$143.1
Accrued expenses and other current liabilities	171.8	277.2
Deferred revenues	55.8	49.2

Total current liabilities	338.1	469.5
Long-term debt	524.0	524.5
Deferred taxes	69.3	71.2
Deferred revenues	43.6	40.2
Other non-current liabilities	94.2	96.8

Total liabilities	1,069.2	1,202.2

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.5 and 154.5 shares, respectively; outstanding, 119.1 and 119.0 shares, respectively	1.6	1.6
Additional paid-in capital	788.4	783.0
Retained earnings	831.1	811.3
Treasury stock, at cost: 35.4 and 35.5 shares, respectively	(785.6)	(784.1)
Accumulated other comprehensive income	2.5	4.2

Total stockholders’ equity	838.0	816.0

Total liabilities and stockholders’ equity	$1,907.2	$2,018.2

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net earnings	$44.4	$18.3
Adjustments to reconcile Net earnings to Net cash flows used in operating activities:
Depreciation and amortization	10.9	13.5
Amortization of acquired intangibles	5.5	5.5
Amortization of other assets	6.6	5.5
Deferred income taxes	0.4	(5.0)
Stock-based compensation expense	4.8	4.5
Excess tax benefits from the issuance of stock-based compensation awards	(1.0)	(0.8)
Other	(2.3)	5.1
Changes in operating assets and liabilities:
Current assets and liabilities:
Decrease in Accounts receivable, net	74.7	51.4
Decrease in Other current assets	0.9	0.5
Decrease in Accounts payable	(32.2)	(13.3)
Decrease in Accrued expenses and other current liabilities	(115.5)	(87.9)
Increase in Deferred revenues	1.2	0.8
Non-current assets and liabilities:
Increase in Other non-current assets	(9.9)	(15.7)
Increase in Other non-current liabilities	6.1	2.0

Net cash flows used in operating activities	(5.4)	(15.6)

Cash Flows From Investing Activities
Capital expenditures	(10.5)	(6.4)
Purchases of intangibles	(2.8)	(1.7)
Acquisitions, net of cash acquired	(37.7)	—

Net cash flows used in investing activities	(51.0)	(8.1)

Cash Flows From Financing Activities
Proceeds from issuance of bonds, net of discounts	399.5	—
Payment on Long-term debt	(400.0)	—
Dividends paid	(21.5)	(20.3)
Proceeds from exercise of stock options	5.9	9.8
Purchases of Treasury stock	(7.9)	(76.1)
Excess tax benefits from the issuance of stock-based compensation awards	1.0	0.8
Costs related to issuance of bonds	(4.3)	—
Other financing transactions	—	(1.1)

Net cash flows used in financing activities	(27.3)	(86.9)

Effect of exchange rate changes on Cash and cash equivalents	0.8	1.9

Net change in Cash and cash equivalents	(82.9)	(108.7)
Cash and cash equivalents, beginning of period	266.0	320.5

Cash and cash equivalents, end of period	$183.1	$211.8

Supplemental disclosure of cash flow information:
Cash payments made for interest	$1.1	$1.5
Cash payments made for income taxes	$51.2	$39.6
Non-cash investing and financing activities:
Dividends payable	$3.1	$1.6
Property, plant and equipment	$0.1	$0.5

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge®” or the “Company”), a Delaware corporation, is a leading global provider of investor communication solutions and securities processing and business process outsourcing services to the financial services industry. The Company classifies its operations into the following two reportable segments:

•	Investor Communication Solutions—Our Bank/Broker-Dealer Communications, Mutual Fund and Retirement Solutions and Corporate Issuer Solutions businesses operate within this segment. A large portion of Broadridge’s Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge®, its innovative electronic proxy delivery and voting solution for institutional investors and financial advisors, helps ensure the participation of the largest stockholders of many companies. Broadridge also provides the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help its clients meet their regulatory compliance needs. In addition, Broadridge provides financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance its clients’ communications with investors. All of these communications are delivered through paper or electronic channels. In addition, Broadridge provides corporate issuers with registered proxy services as well as registrar, stock transfer and record-keeping services to corporate issuers.

In July 2013, Broadridge acquired Bonaire Software Solutions, LLC (“Bonaire”), a leading provider of fee calculation, billing, and revenue and expense management solutions for asset managers including institutional asset managers, wealth managers, mutual funds, bank trusts, hedge funds and capital markets firms.

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

B. Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“GAAP”). These financial statements present the condensed consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “2013 Annual Report”) filed on August 8, 2013 with the Securities and Exchange Commission (the “SEC”). These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at September 30, 2013 and June 30, 2013, the results of its operations for the three months ended September 30, 2013 and 2012 and its cash flows for the three months ended September 30, 2013 and 2012.

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

E. Financial Instruments. Substantially all of the financial instruments of the Company other than Long-term debt are carried at fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. The carrying value of the Company’s long-term fixed-rate senior notes represents the face value of the long-term fixed-rate senior notes net of the unamortized discount. The fair value of the Company’s long-term fixed-rate senior notes is based on quoted market prices. See Note 9, “Borrowings,” for a further discussion of the Company’s long-term fixed-rate senior notes.

F. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, in accordance with Accounting Standards Codification Topic (“ASC”) No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after September 30, 2013, through the date of issuance of the Condensed Consolidated Financial Statements. During this period, the Company did not have any material subsequent events.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU No. 2013-11”) to provide guidance on the presentation of unrecognized tax benefits. ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for the Company in our first quarter of fiscal 2015 with earlier adoption permitted. ASU No. 2013-11 should be applied prospectively with retroactive application permitted. The adoption of ASU No. 2013-11 will not impact the Company’s consolidated results of operations, cash flows or financial condition as it only requires a change in the Company’s presentation of unrecognized tax benefits.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”). ASU No. 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not required to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures under GAAP that provide additional detail about those amounts. ASU No. 2013-02 became effective for the Company in the first quarter of fiscal year 2014. The adoption of ASU No. 2013-02 did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition. The disclosures required by this guidance are presented in Note 13, “Changes in Accumulated Other Comprehensive Income by Component.”

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other: Testing indefinite-lived intangible assets for impairment” (“ASU No. 2012-02”). The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The approach is similar to the guidance in ASU No. 2011-08 for goodwill impairment testing. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. ASU No. 2012-02 became effective for the Company this quarter. The adoption of ASU No. 2012-02 did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented.

Diluted EPS reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and shares of restricted stock units have vested.

For the three months ended September 30, 2013, there were no options to purchase Broadridge common stock that would have been anti-dilutive to exclude from the computation of diluted EPS. For the three months ended September 30, 2012, the computation of diluted EPS did not include 2.7 million options to purchase Broadridge common stock, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended September 30,
	2013	2012
Weighted-average shares outstanding:
Basic	119.1	124.0
Common stock equivalents	4.0	3.1

Diluted	123.1	127.1

NOTE 4. OTHER EXPENSES, NET

Other expenses, net consisted of the following:

	Three Months Ended September 30,
	2013	2012
	($ in millions)
Interest expense on borrowings	$4.6	$3.5
Interest income	(0.2)	(0.5)
Foreign currency exchange (gain) loss	(1.2)	0.8
Other, net	1.7	0.5

Other expenses, net	$4.9	$4.3

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

During the three months ended September 30, 2013, the fair value of contingent consideration associated with one of the Company’s acquisitions was reduced by approximately $3.3 million. In addition, during the three months ended September 30, 2013, the Company acquired one business in the Investor Communication Solutions segment:

Bonaire

In July 2013, the Company acquired Bonaire, a leading provider of fee calculation, billing, and revenue and expense management solutions for asset managers including institutional asset managers, wealth managers, mutual funds, bank trusts, hedge funds and capital markets firms. The purchase price was $37.7 million, net of cash acquired. Net liabilities assumed in the transaction were $1.6 million. In addition, the Company recorded a $0.5 million liability for the fair value of potential additional cash payments, which are payable over the next three years contingent upon the achievement by the acquired business of certain revenue and earnings targets. This acquisition resulted in $29.2 million of Goodwill. Intangible assets acquired, which totaled $10.1 million, consist primarily of acquired software technology and customer relationships, which are being amortized over a seven-year life and ten-year life, respectively. The results of Bonaire’s operations were included in the Company’s Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q from the date of acquisition. The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of Bonaire’s assets and liabilities. Pro forma supplemental financial information is not provided as the impact of the acquisition on the Company’s operating results, financial position or cash flows was not material.

During the three months ended September 30, 2012, there were no acquisitions.

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

In June 2013, the Company purchased certain available-for-sale securities in a non-public entity for which the lowest level of significant inputs was unobservable. On a recurring basis, the Company uses pricing models and similar techniques for which the determination of fair value requires significant judgment by management. Accordingly, the Company classifies the available-for-sale securities as Level 3 in the table below.

The following tables set forth the Company’s financial assets and liabilities at September 30, 2013 and June 30, 2013, respectively, that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets:
Cash and cash equivalents:
Money market funds(1)	$33.4	$—	$—	$33.4
Other current assets:
Available-for-sale equity securities	—	—	—	—
Other non-current assets:
Available-for-sale equity securities	17.5	—	1.1	18.6

Total as of September 30, 2013	$50.9	$—	$1.1	$52.0

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets:
Cash and cash equivalents:
Money market funds(1)	$122.1	$—	$—	$122.1
Other current assets:
Available-for-sale equity securities	—	—	—	—
Other non-current assets:
Available-for-sale equity securities	15.8	—	1.1	16.9

Total as of June 30, 2013	$137.9	$—	$1.1	$139.0

(1)	Money market funds includes MMDA account balances of $20.6 million and $87.1 million as of September 30, 2013 and June 30, 2013, respectively.

The following table sets forth an analysis of changes during the three months ended September 30, 2013 in Level 3 financial assets of the Company:

	September 30, 2013	June 30, 2013
($ in millions)
Beginning balance,	$ 1.1	$ —
Net realized/unrealized gains (losses)	—	—
Purchases	—	1.1
Transfers in (out) of Level 3	—	—

Ending balance,	$ 1.1	$ 1.1

The Company did not incur any Level 3 fair value asset impairments during the three months ended September 30, 2013 and 2012, respectively. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year. For the three months ended September 30, 2013 and the fiscal year ended June 30, 2013 there were no transfers between levels.

NOTE 7. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	September 30, 2013	June 30, 2013
	($ in millions)
Deferred client conversion and start-up costs	$135.1	$133.3
Deferred data center costs	47.5	48.8
Long-term investments	22.3	20.9
Long-term broker fees	8.6	9.2
Other	20.4	19.1

Total	$233.9	$231.3

NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2013	June 30, 2013
	($ in millions)
Employee compensation and benefits	$ 82.9	$143.1
Accrued broker fees	24.3	49.2
Accrued income tax liability	27.7	51.8
Accrued dividend payable	24.1	21.0
Other	12.8	12.1

Total	$171.8	$277.2

NOTE 9. BORROWINGS

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	September 30, 2013	June 30, 2013	Unused Available Capacity
		($ in millions)
Long-term debt
Fiscal 2012 Term loan facility	(a)	$—	$400.0	$—
Fiscal 2012 Revolving credit facility	September 2016	—	—	500.0
Fiscal 2007 Senior notes	June 2017	124.5	124.5	—
Fiscal 2014 Senior notes	September 2020	399.5	—	—

Total debt		$524.0	$524.5	$500.0

(a)	In September 2013, the Company repaid in full the outstanding $400.0 million remaining on the Fiscal 2012 Term loan facility.

Fiscal 2012 Credit Facilities: On September 22, 2011, the Company entered into a $990.0 million senior unsecured credit facility, consisting of a $490.0 million five-year term loan facility (the “Fiscal 2012 Term Loan”) and a $500.0 million five-year revolving credit facility (the “Fiscal 2012 Revolving Credit Facility”) (collectively the “Fiscal 2012 Credit Facilities”). Borrowings under the Fiscal 2012 Credit Facilities bear interest at LIBOR plus 125 basis points. The Fiscal 2012 Revolving Credit Facility also has an annual facility fee equal to 15 basis points, on the unused portion of the facility, which totaled $0.2 million for the three months ended September 30, 2013 and 2012, respectively. The Company incurred $3.0 million in debt issuance costs to establish the Fiscal 2012 Credit Facilities, of which $0.1 million of these costs were expensed as incurred and $2.9 million of these costs were capitalized in Other non-current assets in the Condensed Consolidated Balance Sheets and are being amortized to Other expenses, net on a straight-line basis, which approximates the effective interest method, over the terms of these facilities. During the quarter ended September 30, 2013, the Company repaid the Fiscal 2012 Term Loan and expensed the remaining issuance costs associated with this debt, which was approximately $0.9 million. As of September 30, 2013 and June 30, 2013, $2.0 million and $1.0 million, respectively, had been amortized or expensed related to the Fiscal 2012 Credit Facilities, with $0.9 million remaining to be amortized related to the Fiscal 2012 Revolving Credit Facility.

The Fiscal 2012 Term Loan contained a repayment schedule that required the Company to make minimum principal repayments on the loan. During the fiscal year ended June 30, 2012, the Company repaid $90.0 million of the $490.0 million of borrowings under the Fiscal 2012 Term Loan and had met the repayment requirements on the Fiscal 2012 Term Loan through September 30, 2014. During the quarter ended September 30, 2013, the Company repaid the remaining $400.0 million outstanding on the Fiscal 2012 Term Loan. The weighted-average interest rate on the Fiscal 2012 Term Loan was 1.44% and 1.49% for the three months ended September 30, 2013 and 2012, respectively.

The Fiscal 2012 Revolving Credit Facility is subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At September 30, 2013, the Company is not aware of any instances of any non-compliance with the financial covenants of the Fiscal 2012 Revolving Credit Facility.

Fiscal 2007 Senior Notes: In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Fiscal 2007 Senior Notes”). The Fiscal 2007 Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Fiscal 2007 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2007 Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Fiscal 2007 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At September 30, 2013, the Company is not aware of any instances of non-compliance with the financial covenants of the indenture governing the Fiscal 2007 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2007 Senior Notes upon a change of control triggering event. The Fiscal 2007 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2007 Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2007 Senior Notes. These costs have been capitalized and are being amortized to Other expenses, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. At September 30, 2013 and June 30, 2013, the accumulated amortization related to the Fiscal 2007 Senior Notes was $1.2 million and $1.1 million, respectively. During the fiscal year ended June 30, 2009, the Company purchased $125.0 million principal amount of the Fiscal 2007 Senior Notes (including $1.0 million unamortized bond discount) pursuant to a cash tender offer for such notes. The fair value of the fixed-rate Fiscal 2007 Senior Notes at September 30, 2013 and June 30, 2013 was $137.5 million and $138.2 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 6, “Fair Value of Financial Instruments”).

Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At September 30, 2013, the Company is not aware of any instances of non-compliance with the financial covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Fiscal 2014 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to Other expenses, net on a straight-line basis, which approximates the effective interest method, over the seven-year term. At September 30, 2013, the accumulated amortization related to the Fiscal 2014 Senior Notes was $0.1 million. The fair value of the fixed-rate Fiscal 2014 Senior Notes at September 30, 2013 was $407.4 million based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 6, “Fair Value of Financial Instruments”).

In addition, certain of the Company’s foreign subsidiaries have unsecured, uncommitted lines of credit with banks. As of September 30, 2013 and June 30, 2013, there were no outstanding borrowings under these lines of credit.

NOTE 10. STOCK-BASED COMPENSATION

The activity related to the Company’s incentive equity awards for the three months ended September 30, 2013 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options (d)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at July 1, 2013	10,985,482	$20.39	2,086,834	$19.65	572,823	$19.96
Granted	15,406	31.28	12,147	30.10	18,705	28.96
Exercise of stock options (a)	(330,467)	17.92	—	—	—	—
Vesting of restricted stock units (b)	—	—	—	—	(5,210)	23.30
Expired/forfeited	(29,294)	23.11	(53,974)	19.46	—	—

Balances at September 30, 2013 (c)	10,641,127	$20.47	2,045,007	$19.72	586,318	$20.22

(a)	Stock options exercised during the period of July 1, 2013 through September 30, 2013 had an intrinsic value of $4.0 million.
(b)	Performance-based restricted stock units that vested during the period of July 1, 2013 through September 30, 2013 had a fair value of $0.1 million.
(c)	As of September 30, 2013, the Company’s outstanding “in the money” stock options using the September 30, 2013 closing stock price of $31.75 (approximately 8.3 million shares) had an aggregate intrinsic value of $99.3 million. As of September 30, 2013, time-based restricted stock units and performance-based restricted stock units expected to vest using the September 30, 2013 share price of $31.75 (approximately 1.8 million and 0.6 million shares, respectively) had an aggregate intrinsic value of $58.2 million and $19.7 million, respectively.
(d)	Stock options outstanding as of September 30, 2013 have a weighted-average remaining contractual life of 5.3 years and 8.3 million stock options are exercisable.

The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Exercise prices on options granted have been and continue to be set equal to the market price of the underlying shares on the date of the grant (except the special stock option grants, some of which have a premium exercise price), with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $4.8 million and $4.5 million, respectively, as well as related tax benefits of $1.8 million and $1.7 million, respectively, was recognized for the three months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $5.2 million and $20.2 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 3.0 years and 1.3 years, respectively.

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

NOTE 11. INCOME TAXES

The Company’s Provision for income taxes and effective tax rates for the three months ended September 30, 2013 were $24.9 million and 35.9%, compared to $10.3 million and 36.0% for the three months ended September 30, 2012, respectively.

NOTE 12. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

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

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure that were previously provided under the ADP Agreement. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing from ADP to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at September 30, 2013 are $481.9 million through fiscal year 2022, the final year of the contract.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of September 30, 2013 and June 30, 2013, respectively. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

The Company’s business process outsourcing and mutual fund processing services are performed by a registered broker-dealer. As a registered broker-dealer and member of Financial Industry Regulatory Authority, Inc. (“FINRA”), it is subject to regulations concerning many aspects of its business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of its business or disqualification of its directors, officers or employees. In addition, as a registered broker-dealer, it is required to participate in the Securities Investor Protection Corporation (“SIPC”) for the benefit of customers. In addition, MG Trust Company, LLC (“MG Trust Company”), a subsidiary of Matrix, is a Colorado State non-depository trust company whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. MG Trust Company operates pursuant to the rules and regulations of the Colorado Division of Banking.

NOTE 13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income:

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at July 1, 2013	$7.6	$1.1	$(4.5)	$4.2
Other comprehensive loss before reclassifications	(1.7)	(0.1)	—	(1.8)
Amounts reclassified from accumulated other comprehensive income	—	—	0.1	0.1

Balances at September 30, 2013	$5.9	$1.0	$(4.4)	$2.5

The following table summarizes the reclassifications out of accumulated other comprehensive income:

	Three Months Ended September 30,
	2013	2012
	($ in millions)
Pension and Post-retirement liabilities:
Amortization of loss reclassified into Selling, general and administrative expenses	$0.1	$0.2
Tax income	—	(0.1)

Amortization of loss net of tax	$0.1	$0.1

NOTE 14. INTERIM FINANCIAL DATA BY SEGMENT

The Company classifies its operations into the following two reportable segments: Investor Communication Solutions and Securities Processing Solutions.

The primary components of “Other” are the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign currency exchange is a reconciling item between the actual foreign currency exchange rates and fiscal year 2014 budgeted foreign currency exchange rates.

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

Segment results:

	Revenues
	Three Months Ended September 30,
	2013	2012
	($ in millions)
Investor Communication Solutions	$376.2	$339.5
Securities Processing Solutions	168.7	153.9
Foreign currency exchange	0.3	2.4

Total	$545.2	$495.8

	Earnings (Loss) before Income Taxes
	Three Months Ended September 30,
	2013	2012
	($ in millions)
Investor Communication Solutions	$40.9	$27.2
Securities Processing Solutions	31.7	9.4
Other	(8.0)	(11.9)
Foreign currency exchange	4.7	3.9

Total	$69.3	$28.6

* * * * * * *

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “2013 Annual Report”) for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and the 2013 Annual Report. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

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

In addition, Broadridge provides corporate issuers with registered proxy services, as well as registrar, stock transfer and record-keeping services.

In fiscal year 2014, the Company acquired Bonaire Software Solutions, LLC (“Bonaire”), a leading provider of fee calculation, billing, and revenue and expense management solutions for asset managers including institutional asset managers, wealth managers, mutual funds, bank trusts, hedge funds and capital markets firms.

In fiscal year 2014, the Securities and Exchange Commission (the “SEC”) approved the proxy distribution fee changes proposed by the New York Stock Exchange in May 2012. These fee changes go into effect during our 2014 fiscal year and we are prepared to implement the approved changes. We believe the net financial impact of the fee changes on Broadridge will be neutral to slightly positive.

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

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“GAAP”). These Condensed Consolidated Financial Statements present the condensed consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. All material intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2013 in the 2013 Annual Report on Form 10-K filed with the SEC on August 8, 2013.

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

Critical Accounting Policies

In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Management continually evaluates the accounting policies and estimates used to prepare the Condensed Consolidated Financial Statements. The estimates, by their nature, are based on judgment, available information, and historical experience and are believed to be reasonable. However, actual amounts and results could differ from these estimates made by management. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in the “Critical Accounting Policies” section of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2013 Annual Report on Form 10-K.

Results of Operations

The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Condensed Consolidated Statements of Earnings.

The following references are utilized in the discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments:

“Acquisition Amortization and Other Costs” represents amortization charges associated with intangible asset values as well as other deal costs associated with the Company’s acquisitions.

“Net New Business” refers to our closed sales less client losses.

“Restructuring Charges” refers to severance costs, the impact of one-time system development costs for Apex Clearing and the Canadian subsidiary of Penson Worldwide, Inc., and a one-time cost to restructure and outsource certain processing related to our desktop applications.

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

The Company tracks actual revenue achieved during the first year that the client contract is fully implemented and compares this to the amount that was included in the Company’s previously reported closed sales amount. The Company adjusts the current year closed sales amount for any difference between the prior year’s reported closed sales amount and the actual revenue achieved in the first year of the applicable contract. Recurring revenue closed sales were adjusted by $0.4 million for the three months ended September 30, 2013. There were no adjustments necessary for closed sales for the three months ended September 30, 2012.

Analysis of Condensed Consolidated Statements of Earnings

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012

The table below presents Condensed Consolidated Statements of Earnings data for the three months ended September 30, 2013 and 2012, and the dollar and percentage changes between periods:

	Three Months Ended September 30,
			Change
	2013	2012	$	%
	($ in millions)
Revenues	$545.2	$495.8	$49.4	10

Cost of revenues	397.5	390.0	7.5	2
Selling, general and administrative expenses	73.5	72.9	0.6	1
Other expenses, net	4.9	4.3	0.6	14

Total expenses	475.9	467.2	8.7	2

Earnings before income taxes	69.3	28.6	40.7	142
Pre-tax margin	12.7%	5.8%		6.9	pts

Provision for income taxes	24.9	10.3	14.6	142
Effective tax rate	35.9%	36.0%		(0.1	) pts

Net earnings	$44.4	$18.3	$26.1	143

Basic Earnings per share	$0.37	$0.15	$0.22	147
Diluted Earnings per share	$0.36	$0.14	$0.22	157

Revenues. Revenues for the three months ended September 30, 2013 were $545.2 million, an increase of $49.4 million, or 10%, compared to $495.8 million for the three months ended September 30, 2012. The $49.4 million increase was driven by higher recurring revenues of $32.8 million, up 11%, and higher distribution revenues of $10.4 million, up 7%. The positive contribution from recurring revenues reflected gains from Net New Business and internal growth. Event-driven fee revenues were $40.6 million, an increase of $8.3 million, or 26%. Fluctuations in foreign currency exchange rates unfavorably impacted revenues by $2.1 million. Revenues from the Bonaire acquisition contributed $2.5 million.

Closed sales for the three months ended September 30, 2013 were $20.6 million, an increase of $1.3 million, or 7%, compared to $19.3 million for the three months ended September 30, 2012. Recurring revenue closed sales for the three months ended September 30, 2013 were $15.1 million, an increase of $1.4 million, or 10%, compared to $13.7 million for the three months ended September 30, 2012. Event-driven revenue closed sales for the three months ended September 30, 2013 were $5.5 million, a decrease of $0.1 million, or 2%, compared to $5.6 million for the three months ended September 30, 2012.

Total Expenses. Total expenses for the three months ended September 30, 2013 were $475.9 million, an increase of $8.7 million, or 2%, compared to $467.2 million for the three months ended September 30, 2012. The increase reflects higher Cost of revenues of $7.5 million, or 2%, higher Selling, general and administrative expenses of $0.6 million, or 1%, and a $0.6 million increase in Other expenses, net.

Cost of revenues for the three months ended September 30, 2013 were $397.5 million, an increase of $7.5 million, or 2%, compared to $390.0 million for the three months ended September 30, 2012. The increase reflects higher variable costs including higher margin revenue mix of $13.7 million on higher fee revenues, higher distribution cost of revenues of $4.5 million and higher costs of $1.6 million related to the Bonaire acquisition. These costs were partially offset by savings related to the migration of the data center to IBM of $6.0 million and lower investment spend of $3.0 million. Distribution cost of revenues for the three months ended September 30, 2013 were $141.0 million, an increase of $4.5 million, or 3%, compared to $136.5 million for the three months ended September 30, 2012. Distribution cost of revenues consists primarily of postage-related expenses. Fluctuations in foreign currency exchange rates decreased cost of revenues by $2.6 million.

Selling, general and administrative expenses for the three months ended September 30, 2013 were $73.5 million, an increase of $0.6 million, or 1%, compared to $72.9 million for the three months ended September 30, 2012. The increase was primarily due to costs related to higher selling and marketing expenses of $3.9 million and the $1.4 million impact of the Bonaire acquisition, partially offset by a $3.3 million adjustment due to a decrease in the fair value of our obligations under contingent acquisition consideration arrangements. Fluctuations in foreign currency exchange rates decreased Selling, general and administrative expenses by $0.3 million.

Other expenses, net for the three months ended September 30, 2013 were $4.9 million, an increase of $0.6 million, or 14%, compared to $4.3 million for the three months ended September 30, 2012, mainly reflecting higher interest expense on borrowings.

Earnings before Income Taxes. Earnings before income taxes for the three months ended September 30, 2013 were $69.3 million, an increase of $40.7 million, or 142%, compared to $28.6 million for the three months ended September 30, 2012. The increase is mainly due to higher recurring and event-driven revenues and continued focus on cost containment. Pre-tax margin increased to 12.7% for the three months ended September 30, 2013 compared to 5.8% for the three months ended September 30, 2012.

Provision for Income Taxes. Our provision for income taxes and effective tax rates for the three months ended September 30, 2013 were $24.9 million and 35.9%, compared to $10.3 million and 36.0% for the three months ended September 30, 2012, respectively.

Net Earnings and Basic and Diluted Earnings per Share. Net earnings for the three months ended September 30, 2013 were $44.4 million, an increase of $26.1 million, or 143%, compared to $18.3 million for the three months ended September 30, 2012. The increase in net earnings reflects higher revenues and improved Pre-tax margins from higher margin revenue mix and continued focus on cost containment.

Basic and diluted earnings per share for the three months ended September 30, 2013 were $0.37 and $0.36, respectively, compared to $0.15 and $0.14 for the three months ended September 30, 2012, respectively.

Analysis of Reportable Segments

The Company classifies its operations into the following two reportable segments: Investor Communication Solutions and Securities Processing Solutions.

The primary components of “Other” are the elimination of intersegment revenues and profits and certain unallocated expenses. Foreign currency exchange is a reconciling item between the actual foreign currency exchange rates and the fiscal year 2014 budgeted foreign currency exchange rates reflected in segments.

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

Revenues

	Three Months Ended September 30,
			Change
	2013	2012	$	%
	($ in millions)
Investor Communication Solutions	$376.2	$339.5	$36.7	11
Securities Processing Solutions	168.7	153.9	14.8	10
Foreign currency exchange	0.3	2.4	(2.1)	(88)

Total	$545.2	$495.8	$49.4	10

Earnings (Loss) Before Income Taxes

	Three Months Ended September 30,
			Change
	2013	2012	$	%
	($ in millions)
Investor Communication Solutions	$40.9	$27.2	$13.7	50
Securities Processing Solutions	31.7	9.4	22.3	*
Other	(8.0)	(11.9)	3.9	33
Foreign currency exchange	4.7	3.9	0.8	21

Total	$69.3	$28.6	$40.7	142

*	Not Meaningful

Investor Communication Solutions

Revenues

	Three Months Ended September 30,
			Change
	2013	2012	$	%
	($ in millions)
Recurring revenues	$175.0	$157.0	$18.0	11
Event-driven revenues	40.6	32.3	8.3	26
Distribution revenues	160.6	150.2	10.4	7

Revenues	$376.2	$339.5	$36.7	11

Revenues. Investor Communication Solutions segment’s Revenues for the three months ended September 30, 2013 were $376.2 million, an increase of $36.7 million, or 11%, compared to $339.5 million for the three months ended September 30, 2012. Higher recurring revenues contributed $18.0 million, higher event-driven fee revenues contributed $8.3 million, and higher distribution revenues contributed $10.4 million, to the increase in revenues.

Higher recurring revenues were driven by Net New Business and internal growth. On a full-year basis position growth and processed pieces are key indicators of internal growth. During the first fiscal quarter, position growth for mutual fund interim communications and annual equity proxy communications were positive 12% and 1%, respectively. Our internal growth reflects a 14% increase in processed pieces, favorable position growth, and an increase in fulfillment related market activity. Higher event-driven fee revenues were the result of increased mutual fund proxy activity. Distribution revenues for the three months ended September 30, 2013 were $160.6 million, an increase of $10.4 million, or 7%, compared to $150.2 million for the three months ended September 30, 2012. Although these indicators were positive, the first fiscal quarter results are not necessarily indicative of our full-year results due to the seasonality of our business.

Earnings before Income Taxes. Earnings before income taxes for the three months ended September 30, 2013 were $40.9 million, an increase of $13.7 million, compared to $27.2 million for the three months ended September 30, 2012. Margin increased by 2.9 percentage points to 10.9% as a result of higher recurring revenues and improved productivity from strategic initiatives.

Securities Processing Solutions

Revenues. Securities Processing Solutions segment’s Revenues for the three months ended September 30, 2013 were $168.7 million, an increase of $14.8 million, or 10%, compared to $153.9 million for the three months ended September 30, 2012. The increase was the result of an 8% increase in Net New Business, coupled with an increase in equity trade volumes to 908,000 trades per day.

Earnings before Income Taxes. Earnings before income taxes for the three months ended September 30, 2013 were $31.7 million, an increase of $22.3 million, compared to $9.4 million for the three months ended September 30, 2012. Pre-tax margin increased by 12.7 percentage points to 18.8% for the three months ended September 30, 2013. The increase was primarily a result of higher revenues and improved productivity and expense management.

Other

Revenues. There were no reportable Revenues in our Other segment for the periods presented.

Loss before Income Taxes. Loss before income taxes was $8.0 million for the three months ended September 30, 2013, a decrease of $3.9 million, compared to a $11.9 million Loss before income taxes for the three months ended September 30, 2012. The decreased loss was primarily due to a $3.3 million decrease in the fair value of our obligations under contingent acquisition consideration arrangements, a $2.0 million decrease due to fluctuations in foreign currency exchange rates, slightly offset by higher interest expense on our Long-term borrowings of $1.1 million.

Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures

Our results in this Quarterly Report on Form 10-Q are presented in accordance with GAAP; however, in certain circumstances the Company may present results that are not generally accepted accounting principles measures (“Non-GAAP”). We use Non-GAAP financial measures, such as Adjusted net earnings, for a number of reasons, including:

•	in communications with our board of directors concerning our consolidated financial performance;

•	in communications with analysts and investors as they are commonly reported and widely used enterprise level performance measures; and

•	for internal planning purposes, including the preparation of our annual operating budget.

We provide our Net earnings and Diluted earnings per share information on an adjusted basis to exclude the impact of certain significant non-recurring events from our GAAP results because we believe this information helps our investors understand the effect of these significant non-recurring items on our reported results and, therefore, will provide a better representation of our actual performance. These Non-GAAP financial measures should be viewed in addition to, and not as a substitute for, our reported results presented in accordance with GAAP. Our fiscal year 2014 Non-GAAP results exclude the impact of Acquisition Amortization and Other Costs, and our fiscal year 2013 Non-GAAP results exclude the impact of Acquisition Amortization and Other Costs and Restructuring Charges.

Set forth below is a reconciliation of Adjusted net earnings (Non-GAAP) to the comparable GAAP measure:

	Three Months Ended September 30,
	2013	2012
	($ in millions)
Adjusted net earnings (Non-GAAP)	$48.1	$22.3
Adjustments:
Acquisition Amortization and Other Costs	(5.8)	(5.5)
Restructuring Charges	—	(0.7)
Tax impact of adjustments	2.1	2.2

Net earnings (GAAP)	$44.4	$18.3

Set forth below is a reconciliation of Adjusted earnings per share (Non-GAAP) to the comparable GAAP measure:

	Three Months Ended September 30,
	2013	2012
	($ in millions)
Adjusted diluted earnings per share (Non-GAAP)	$0.39	$0.18
Adjustments:
Acquisition Amortization and Other Costs	(0.05)	(0.05)
Restructuring Charges	—	(0.01)
Tax impact of adjustments	0.02	0.02

Diluted earnings per share (GAAP)	$0.36	$0.14

Financial Condition, Liquidity and Capital Resources

At September 30, 2013, Cash and cash equivalents were $183.1 million and Total stockholders’ equity was $838.0 million. At September 30, 2013, working capital was $318.5 million, compared to $337.5 million at June 30, 2013. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, acquisitions, dividends and common stock repurchases. We do not rely on short-term borrowings to meet our liquidity needs.

As of September 30, 2013, $100.5 million of the $183.1 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

At September 30, 2013, the Company had $524.0 million outstanding Long-term debt, consisting of senior notes of $124.5 million principal amount due June 2017 and $399.5 million principal amount senior notes due September 2020. These senior notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. Interest on the senior notes due 2017 is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%. Interest on the senior notes due 2020 is payable semiannually on March 1st and September 1st each year based on a fixed per annum rate equal to 3.95%.

In September 2011, the Company entered into a $990.0 million senior unsecured credit facility, consisting of a $490.0 million five-year term loan facility (the “Fiscal 2012 Term Loan”) and a $500.0 million five-year revolving credit facility (the “Fiscal 2012 Revolving Credit Facility”) (collectively the “Fiscal 2012 Credit Facilities”). Borrowings under the Fiscal 2012 Term Loan and Fiscal 2012 Revolving Credit Facility bear interest at LIBOR plus 125 basis points. The Fiscal 2012 Revolving Credit Facility also has an annual facility fee equal to 15 basis points, on the unused portion of the facility, which totals $0.8 million in annual fees if the facility is completely unused.

The Fiscal 2012 Term Loan contained a repayment schedule that required the Company to make minimum principal repayments on the loan before the balance of the loan became due in September 2016, with no prepayment penalty. At June 30, 2013, the Company had repaid $90.0 million of the $490.0 million of borrowings. In September 2013, the Company repaid the remaining $400.0 million of borrowings under the Fiscal 2012 Term Loan. The weighted-average interest rate on the Fiscal 2012 Term Loan was 1.44% and 1.49% for the three months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the Company had no outstanding borrowings on the Fiscal 2012 Revolving Credit Facility. For the three months ended September 30, 2013, the Company incurred $0.2 million in facility fees related to the unused portion of the Fiscal 2012 Revolving Credit Facility.

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

Cash Flows

Net cash flows used in operating activities were $5.4 million for the three months ended September 30, 2013 compared to $15.6 million net cash flows used in operating activities during the three months ended September 30, 2012. The decrease in cash used is primarily due to an decrease in working capital resulting from an increase in accounts receivable collected and the timing of the payment of liabilities accrued for at fiscal year end.

Net cash flows used in investing activities for the three months ended September 30, 2013 were $51.0 million, an increase of $42.9 million compared to $8.1 million net cash flows used in investing activities for the three months ended September 30, 2012. The increase reflects higher spending of $37.7 million on acquisitions during the three months ended September 30, 2013, compared to the three months ended September 30, 2012, higher purchases of intangible assets of $1.1 million, coupled with higher capital expenditures of $4.1 million.

Net cash flows used in financing activities for the three months ended September 30, 2013 were $27.3 million, a decrease of $59.6 million compared to $86.9 million net cash flows used in financing activities for the three months ended September 30, 2012. The decreased use of cash in the three months ended September 30, 2013 primarily reflects a decrease in the purchases of common stock of $68.2 million.

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

Income Taxes

Our effective tax rate for the three months ended September 30, 2013 was 35.9%, compared to 36.0% for the three months ended September 30, 2012.

Contractual Obligations

The Company entered into a data center outsourcing services agreement with Automatic Data Processing, Inc. (“ADP”) before the Company’s spin-off from ADP in March 2007 (the “ADP Agreement”) under which ADP provided the Company with data center services. The ADP Agreement expired on June 30, 2012.

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure that were previously provided under the ADP Agreement. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing from ADP to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at September 30, 2013 are $481.9 million through fiscal year 2022, the final year of the contract.

Other Commercial Agreements

The Company’s Fiscal 2012 Revolving Credit Facility has an available capacity of $500.0 million. This revolving credit facility had zero outstanding at September 30, 2013.

Certain of the Company’s foreign subsidiaries have unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at September 30, 2013.

Off-balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at September 30, 2013 or at June 30, 2013. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

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

As of September 30, 2013, zero of our total $524.0 million in debt outstanding is based on floating interest rates. Our Fiscal 2012 Revolving Credit Facility had a balance outstanding of zero as of September 30, 2013, and the interest rate is based on LIBOR plus 125 basis points.

Item 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2013 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A. to Part I in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed on August 8, 2013. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2013 Annual Report on Form 10-K.

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

Our Investor Communication Solutions and Securities Processing Solutions businesses are generally not directly subject to federal, state, or foreign laws and regulations that are specifically applicable to financial institutions. However, as a provider of services to financial institutions and issuers of securities, our services are particularly sensitive to changes in laws and regulations governing our clients and the securities markets. In 2010, the SEC issued the Concept Release focused on a wide range of topics related to the U.S. proxy system. The SEC may, but is not necessarily required to, engage in rulemaking with respect to the topics addressed by the Concept Release. In September 2010, the NYSE formed the Proxy Fee Advisory Committee made up of issuers, broker-dealers and investors to review the NYSE proxy distribution fees. In May 2012, the Proxy Fee Advisory Committee issued its recommendations on the fees paid by issuers for the distribution of proxy materials to beneficial shareholders. In fiscal year 2014, the SEC approved the NYSE’s proposed changes in fees and they go into effect during the fiscal year. We will monitor any future actions taken by the SEC, self regulatory organizations, or other participants in the proxy process with respect to the Concept Release.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our first fiscal quarter ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans (1)
July 1, 2013 – July 31, 2013	—	$—	—	—
August 1, 2013 – August 31, 2013	—	—	—	—
September 1, 2013 – September 30, 2013	260,000	30.10	260,000	6,362,820

Total	260,000	$30.10	260,000

(1)	On August 8, 2012, the Board of Directors authorized the repurchase of up to 4,000,000 shares of the Company’s common stock.

On April 30, 2013, the Board of Directors authorized the repurchase of up to 6,000,000 shares of the Company’s common stock.

At September 30, 2013, there were 6,362,820 shares remaining for repurchase under these authorizations. During the fiscal quarter ended September 30, 2013, the Company repurchased 260,000 shares of common stock under the August 8, 2012 stock repurchase authorization at an average price per share of $30.10 and zero shares of common stock under the April 30, 2013 stock repurchase authorization. At September 30, 2013, 362,820 shares remain available for repurchase under the August 8, 2012 stock repurchase authorization and 6,000,000 shares remain available for repurchase under the April 30, 2013 stock repurchase authorization.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

1.1	Underwriting Agreement, dated as of August 14, 2013, among Broadridge Financial Solutions, Inc. and J.P. Morgan Securities LLC, Mitsubishi UFJ Securities (USA), Inc., Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC, as representatives of the underwriters listed therein (incorporated by reference to Exhibit 1.1 to Form 8-K filed on August 16, 2013).

4.1	Second Supplemental Indenture dated as of August 21, 2013, by and between Broadridge Financial Solutions, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed on August 21, 2013).

4.2	Form of Broadridge Financial Solutions, Inc. 3.950% Senior Note due 2020 (included in Exhibit 4.1 and incorporated herein by reference).

10.1	Amendment No. 2, dated September 19, 2013, to the Change in Control Enhancement Agreement, dated as of March 29, 2007 and amended effective December 31, 2008, between Broadridge Financial Solutions, Inc. and Richard J. Daly (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2013).

10.2	Amendment No. 2, dated September 19, 2013, to the Change in Control Enhancement Agreement, dated as of March 29, 2007 and amended effective December 31, 2008, between Broadridge Financial Solutions, Inc. and John Hogan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 20, 2013).

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2013 and 2012, (ii) condensed consolidated statements of comprehensive income for the three months ended September 30, 2013 and 2012, (iii) condensed consolidated balance sheets as of September 30, 2013 and June 30, 2013, (iv) condensed consolidated statements of cash flows for the three months ended September 30, 2013 and 2012, and (v) the notes to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: November 7, 2013	By:	/s/ Dan Sheldon
Dan Sheldon
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

1.1	Underwriting Agreement, dated as of August 14, 2013, among Broadridge Financial Solutions, Inc. and J.P. Morgan Securities LLC, Mitsubishi UFJ Securities (USA), Inc., Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC, as representatives of the underwriters listed therein (incorporated by reference to Exhibit 1.1 to Form 8-K filed on August 16, 2013).

4.1	Second Supplemental Indenture dated as of August 21, 2013, by and between Broadridge Financial Solutions, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed on August 21, 2013).

4.2	Form of Broadridge Financial Solutions, Inc. 3.950% Senior Note due 2020 (included in Exhibit 4.1 and incorporated herein by reference).

10.1	Amendment No. 2, dated September 19, 2013, to the Change in Control Enhancement Agreement, dated as of March 29, 2007 and amended effective December 31, 2008, between Broadridge Financial Solutions, Inc. and Richard J. Daly (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2013).

10.2	Amendment No. 2, dated September 19, 2013, to the Change in Control Enhancement Agreement, dated as of March 29, 2007 and amended effective December 31, 2008, between Broadridge Financial Solutions, Inc. and John Hogan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 20, 2013).

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2013 and 2012, (ii) condensed consolidated statements of comprehensive income for the three months ended September 30, 2013 and 2012, (iii) condensed consolidated balance sheets as of September 30, 2013 and June 30, 2013, (iv) condensed consolidated statements of cash flows for the three months ended September 30, 2013 and 2012, and (v) the notes to the condensed consolidated financial statements.