Form 10-Q
period 2013-12-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2014-02-06
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of January 31, 2014 was 119,444,309.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenues	$520.6	$493.2	$1,065.8	$989.0

Cost of revenues	385.1	387.6	782.6	777.6
Selling, general and administrative expenses	86.0	77.2	159.5	150.1
Other expenses, net	6.8	3.7	11.7	8.0

Total expenses	477.9	468.5	953.8	935.7

Earnings before income taxes	42.7	24.7	112.0	53.3
Provision for income taxes	15.1	8.9	40.0	19.2

Net earnings	$27.6	$15.8	$72.0	$34.1

Basic earnings per share	$0.23	$0.13	$0.60	$0.28

Diluted earnings per share	$0.22	$0.13	$0.58	$0.27

Weighted-average shares outstanding:
Basic	119.2	122.0	119.1	123.0
Diluted	124.1	125.5	123.6	126.3
Dividends declared per common share	$0.21	$0.18	$0.42	$0.36

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net earnings	$27.6	$15.8	$72.0	$34.1
Other comprehensive income, net:
Foreign currency translation adjustments	5.0	0.8	3.3	5.9
Net unrealized gains on available-for-sale securities, net of taxes of ($0.4) and ($0.1) for the three months ended December 31, 2013 and 2012, respectively; and ($0.4) and ($0.3) for the six months ended December 31, 2013 and 2012, respectively	0.6	0.1	0.5	0.4
Pension and post-retirement liability adjustment, net of taxes of ($0.1) and zero for the three months ended December 31, 2013 and 2012, respectively; and ($0.1) and $0.4 for the six months ended December 31, 2013 and 2012, respectively	—	—	0.1	(0.6)

Total other comprehensive income, net	5.6	0.9	3.9	5.7

Comprehensive income	$33.2	$16.7	$75.9	$39.8

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	December 31, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$240.3	$266.0
Accounts receivable, net of allowance for doubtful accounts of $2.2 and $3.7, respectively	336.0	442.4
Other current assets	110.9	98.6

Total current assets	687.2	807.0
Property, plant and equipment, net	87.0	80.9
Goodwill	812.9	778.4
Intangible assets, net	120.9	120.6
Other non-current assets	231.0	231.3

Total assets	$1,939.0	$2,018.2

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$96.6	$143.1
Accrued expenses and other current liabilities	192.2	277.2
Deferred revenues	55.1	49.2

Total current liabilities	343.9	469.5
Long-term debt	524.1	524.5
Deferred taxes	64.4	71.2
Deferred revenues	53.0	40.2
Other non-current liabilities	96.1	96.8

Total liabilities	1,081.5	1,202.2

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.5 and 154.5 shares, respectively; outstanding, 119.2 and 119.0 shares, respectively	1.6	1.6
Additional paid-in capital	798.8	783.0
Retained earnings	833.2	811.3
Treasury stock: at cost, 35.3 and 35.5 shares, respectively	(784.2)	(784.1)
Accumulated other comprehensive income	8.1	4.2

Total stockholders’ equity	857.5	816.0

Total liabilities and stockholders’ equity	$1,939.0	$2,018.2

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended December 31,
	2013	2012
Cash Flows From Operating Activities
Net earnings	$72.0	$34.1
Adjustments to reconcile Net earnings to Net cash flows provided by operating activities:
Depreciation and amortization	22.2	26.0
Amortization of acquired intangibles	10.9	11.0
Amortization of other assets	13.3	11.3
Deferred income taxes	(3.2)	(8.5)
Stock-based compensation expense	14.7	12.9
Excess tax benefits from the issuance of stock-based compensation awards	(2.7)	(1.3)
Other	1.5	4.4
Changes in operating assets and liabilities:
Current assets and liabilities:
Decrease in Accounts receivable, net	109.5	66.8
(Increase) decrease in Other current assets	(8.7)	0.1
Decrease in Accounts payable	(46.4)	(4.5)
Decrease in Accrued expenses and other current liabilities	(96.1)	(63.9)
Increase in Deferred revenues	1.8	0.2
Non-current assets and liabilities:
Increase in Other non-current assets	(16.4)	(24.4)
Increase in Other non-current liabilities	18.5	9.3

Net cash flows provided by operating activities	90.9	73.5

Cash Flows From Investing Activities
Capital expenditures	(23.7)	(16.5)
Purchases of intangibles	(7.1)	(2.5)
Acquisitions, net of cash acquired	(37.7)	—

Net cash flows used in investing activities	(68.5)	(19.0)

Cash Flows From Financing Activities
Proceeds from issuance of bonds, net of discounts	399.5	—
Payments on Long-term debt	(400.0)	—
Dividends paid	(46.5)	(42.3)
Proceeds from exercise of stock options	11.7	17.6
Purchases of Treasury stock	(13.4)	(92.7)
Other financing transactions	—	(2.1)
Excess tax benefits from the issuance of stock-based compensation awards	2.7	1.3
Cost related to issuance of bonds	(4.3)	—

Net cash flows used in financing activities	(50.3)	(118.2)

Effect of exchange rate changes on Cash and cash equivalents	2.2	2.3

Net change in Cash and cash equivalents	(25.7)	(61.4)
Cash and cash equivalents, beginning of period	266.0	320.5

Cash and cash equivalents, end of period	$240.3	$259.1

Supplemental disclosure of cash flow information:
Cash payments made for interest	$4.9	$6.8
Cash payments made for income taxes	$92.4	$56.3
Non-cash investing and financing activities:
Dividends payable	$3.6	$1.6
Property, plant and equipment	$0.1	$—

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

B. Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“GAAP”). These financial statements present the condensed consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “2013 Annual Report”) filed on August 8, 2013 with the Securities and Exchange Commission (the “SEC”). These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at December 31, 2013 and June 30, 2013, the results of its operations for the three and six months ended December 31, 2013 and 2012 and its cash flows for the six months ended December 31, 2013 and 2012.

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

F. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, in accordance with Accounting Standards Codification Topic (“ASC”) No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after December 31, 2013, through the date of issuance of the Condensed Consolidated Financial Statements. During this period, the Company did not have any material subsequent events.

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

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other: Testing indefinite-lived intangible assets for impairment” (“ASU No. 2012-02”). The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The approach is similar to the guidance in ASU No. 2011-08 for goodwill impairment testing. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. ASU No. 2012-02 became effective for the Company in the first quarter of fiscal 2014. The adoption of ASU No. 2012-02 did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented.

Diluted EPS reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and shares of restricted stock units have vested.

The computation of diluted EPS did not include 0.1 million and 1.9 million options to purchase Broadridge common stock for the three months ended December 31, 2013 and 2012, respectively, and 0.1 million and 2.3 million options to purchase Broadridge common stock for the six months ended December 31, 2013 and 2012, respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Weighted-average shares outstanding:
Basic	119.2	122.0	119.1	123.0
Common stock equivalents	4.9	3.5	4.5	3.3

Diluted	124.1	125.5	123.6	126.3

NOTE 4. OTHER EXPENSES, NET

Other expenses, net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
		($ in millions)
Interest expense on borrowings	$6.2	$3.4	$10.8	$6.9
Interest income	(0.5)	(0.4)	(0.7)	(0.9)
Foreign currency exchange (gain) loss	0.6	—	(0.6)	0.8
Other, net	0.5	0.7	2.2	1.2

Other expenses, net	$6.8	$3.7	$11.7	$8.0

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

During the first quarter of fiscal year 2014, the fair value of contingent consideration associated with one of the Company’s acquisitions was reduced by approximately $3.3 million. In addition, during the six months ended December 31, 2013, the Company acquired one business in the Investor Communication Solutions segment:

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

During the six months ended December 31, 2012, there were no acquisitions.

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

The following tables set forth the Company’s financial assets and liabilities at December 31, 2013 and June 30, 2013, respectively, that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$76.0	$—	$—	$76.0
Other current assets:
Available-for-sale equity securities	—	—	—	—
Other non-current assets:
Available-for-sale equity securities	18.8	—	1.1	19.9

Total as of December 31, 2013	$94.8	$—	$1.1	$95.9

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$122.1	$—	$—	$122.1
Other current assets:
Available-for-sale equity securities	—	—	—	—
Other non-current assets:
Available-for-sale equity securities	15.8	—	1.1	16.9

Total as of June 30, 2013	$137.9	$—	$1.1	$139.0

(1)	Money market funds include MMDA account balances of $53.5 million and $87.1 million as of December 31, 2013 and June 30, 2013, respectively.

The following table sets forth an analysis of changes during the six months ended December 31, 2013 in Level 3 financial assets of the Company:

	December 31, 2013	June 30, 2013
	($ in millions)
Beginning balance	$1.1	$—
Net realized/unrealized gains (losses)	—	—
Purchases	—	1.1
Transfers in (out) of Level 3	—	—

Ending balance	$1.1	$1.1

The Company did not incur any Level 3 fair value asset impairments during the six months ended December 31, 2013 and 2012, respectively. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year. For the six months ended December 31, 2013 and the fiscal year ended June 30, 2013 there were no transfers between levels.

NOTE 7. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	December 31, 2013	June 30, 2013
	($ in millions)
Deferred client conversion and start-up costs	$135.6	$133.3
Deferred data center costs	46.1	48.8
Long-term investments	23.4	20.9
Long-term broker fees	8.0	9.2
Other	17.9	19.1

Total	$231.0	$231.3

NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2013	June 30, 2013
	($ in millions)
Employee compensation and benefits	$108.9	$143.1
Accrued broker fees	25.8	49.2
Accrued income tax liability	13.0	51.8
Accrued dividend payable	24.6	21.0
Other	19.9	12.1

Total	$192.2	$277.2

NOTE 9. BORROWINGS

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	December 31, 2013	June 30, 2013	Unused Available Capacity
		($ in millions)
Long-term debt
Fiscal 2012 Term loan facility	(a)	$—	$400.0	$—
Fiscal 2012 Revolving credit facility	September 2016	—	—	500.0
Fiscal 2007 Senior notes	June 2017	124.6	124.5	—
Fiscal 2014 Senior notes	September 2020	399.5	—	—

Total debt		$524.1	$524.5	$500.0

(a)	In September 2013, the Company repaid in full the outstanding $400.0 million remaining on the Fiscal 2012 Term loan facility.

Fiscal 2012 Credit Facilities: On September 22, 2011, the Company entered into a $990.0 million senior unsecured credit facility, consisting of a $490.0 million five-year term loan facility (the “Fiscal 2012 Term Loan”) and a $500.0 million five-year revolving credit facility (the “Fiscal 2012 Revolving Credit Facility”) (collectively the “Fiscal 2012 Credit Facilities”). Borrowings under the Fiscal 2012 Credit Facilities bear interest at LIBOR plus 125 basis points. The Fiscal 2012 Revolving Credit Facility also has an annual facility fee equal to 15 basis points, on the unused portion of the facility, which totaled $0.2 million and $0.4 million for the three and six months ended December 31, 2013 and 2012, respectively. The Company incurred $3.0 million in debt issuance costs to establish the Fiscal 2012 Credit Facilities, of which $0.1 million of these costs were expensed as incurred and $2.9 million of these costs were capitalized in Other non-current assets in the Condensed Consolidated Balance Sheets and are being amortized to Other expenses, net on a straight-line basis, which approximates the effective interest method, over the terms of these facilities. During the quarter ended September 30, 2013, the Company repaid the Fiscal 2012 Term Loan and expensed the remaining issuance costs associated with this debt, which was approximately $0.9 million. As of December 31, 2013 and June 30, 2013, $2.1 million and $1.0 million, respectively, had been amortized or expensed related to the Fiscal 2012 Credit Facilities, with $0.8 million remaining to be amortized related to the Fiscal 2012 Revolving Credit Facility.

The Fiscal 2012 Term Loan contained a repayment schedule that required the Company to make minimum principal repayments on the loan. During the fiscal year ended June 30, 2012, the Company repaid $90.0 million of the $490.0 million of borrowings under the Fiscal 2012 Term Loan and had met the repayment requirements on the Fiscal 2012 Term Loan through September 30, 2014. During the quarter ended September 30, 2013, the Company repaid the remaining $400.0 million outstanding on the Fiscal 2012 Term Loan. The weighted-average interest rate on the Fiscal 2012 Term Loan was 1.44% and 1.49% for the three months ended September 30, 2013 and 2012, respectively. The weighted-average interest rate on the Fiscal 2012 Term Loan was 1.48% for the six months ended December 31, 2012.

The Fiscal 2012 Revolving Credit Facility is subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At December 31, 2013, the Company is not aware of any instances of any non-compliance with the financial covenants of the Fiscal 2012 Revolving Credit Facility.

Fiscal 2007 Senior Notes: In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Fiscal 2007 Senior Notes”). The Fiscal 2007 Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Fiscal 2007 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2007 Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Fiscal 2007 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At December 31, 2013, the Company is not aware of any instances of non-compliance with the covenants of the indenture governing the Fiscal 2007 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2007 Senior Notes upon a change of control triggering event. The Fiscal 2007 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2007 Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2007 Senior Notes. These costs have been capitalized and are being amortized to Other expenses, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. At December 31, 2013 and June 30, 2013, the accumulated amortization related to the Fiscal 2007 Senior Notes was $1.2 million and $1.1 million, respectively. During the fiscal year ended June 30, 2009, the Company purchased $125.0 million principal amount of the Fiscal 2007 Senior Notes (including $1.0 million unamortized bond discount) pursuant to a cash tender offer for such notes. The fair value of the fixed-rate Fiscal 2007 Senior Notes at December 31, 2013 and June 30, 2013 was $136.9 million and $138.2 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 6, “Fair Value of Financial Instruments”).

Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At December 31, 2013, the Company is not aware of any instances of non-compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Fiscal 2014 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to Other expenses, net on a straight-line basis, which approximates the effective interest method, over the seven-year term. At December 31, 2013, the accumulated amortization related to the Fiscal 2014 Senior Notes was $0.3 million. The fair value of the fixed-rate Fiscal 2014 Senior Notes at December 31, 2013 was $403.5 million based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 6, “Fair Value of Financial Instruments”).

In addition, certain of the Company’s foreign subsidiaries have unsecured, uncommitted lines of credit with banks. As of December 31, 2013 and June 30, 2013, there were no outstanding borrowings under these lines of credit.

NOTE 10. STOCK-BASED COMPENSATION

The activity related to the Company’s incentive equity awards for the three months ended December 31, 2013 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options (c)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at October 1, 2013	10,641,127	$20.47	2,045,007	$19.72	586,318	$20.22
Granted	92,149	36.35	859,888	30.17	231,839	29.32
Exercise of stock options (a)	(336,345)	17.56	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—
Expired/forfeited	(92,802)	20.63	(37,450)	23.92	(12,452)	26.03

Balances at December 31, 2013 (b)	10,304,129	$20.71	2,867,445	$22.80	805,705	$22.75

(a)	Stock options exercised during the period of October 1, 2013 through December 31, 2013 had an intrinsic value of $6.0 million.
(b)	As of December 31, 2013, the Company’s outstanding “in the money” stock options using the December 31, 2013 closing stock price of $39.52 (approximately 8.0 million shares) had an aggregate intrinsic value of $156.3 million. As of December 31, 2013, time-based restricted stock units and performance-based restricted stock units expected to vest using the December 31, 2013 share price of $39.52 (approximately 2.5 million and 0.8 million shares, respectively) had an aggregate intrinsic value of $100.3 million and $33.2 million, respectively.
(c)	Stock options outstanding as of December 31, 2013 have a weighted-average remaining contractual life of 5.2 years and 8.0 million stock options are exercisable.

The activity related to the Company’s incentive equity awards for the six months ended December 31, 2013 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at July 1, 2013	10,985,482	$20.39	2,086,834	$19.65	572,823	$19.96
Granted	107,555	35.62	872,035	30.17	250,544	29.30
Exercise of stock options (a)	(666,812)	17.74	—	—	—	—
Vesting of restricted stock units (b)	—	—	—	—	(5,210)	23.30
Expired/forfeited	(122,096)	21.15	(91,424)	21.07	(12,452)	26.03

Balances at December 31, 2013	10,304,129	$20.71	2,867,445	$22.80	805,705	$22.75

(a)	Stock options exercised during the period of July 1, 2013 through December 31, 2013 had an intrinsic value of $10.0 million.
(b)	Performance-based restricted stock units that vested during the period of July 1, 2013 through December 31, 2013 had a fair value of $0.1 million.

The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Exercise prices on options granted have been and continue to be set equal to the market price of the underlying shares on the date of the grant (except the special stock option grants, some of which have a premium exercise price), with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $9.9 million and $8.4 million, respectively, as well as related tax benefits of $3.7 million and $3.2 million, respectively, was recognized for the three months ended December 31, 2013 and 2012, respectively. Stock-based compensation expense of $14.7 million and $12.9 million, respectively, as well as related tax benefits of $5.5 million and $4.9 million, respectively, was recognized for the six months ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $4.1 million and $40.0 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 3.0 years and 1.8 years, respectively.

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

NOTE 11. INCOME TAXES

The Provision for income taxes and effective tax rates for the three and six months ended December 31, 2013 were $15.1 million and 35.4%, and $40.0 million and 35.7%, respectively, compared to $8.9 million and 36.0%, and $19.2 million and 36.0%, for the three and six months ended December 31, 2012, respectively. The decrease in the effective tax rate for the three and six months ended December 31, 2013 when compared to the comparable prior year period is primarily attributable to the geographical mix of income and lower tax rates in certain non-U.S. tax jurisdictions.

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

The Company entered into a data center outsourcing services agreement with Automatic Data Processing, Inc. (“ADP”) before the Company’s spin-off from ADP in March 2007 (the “ADP Agreement”) under which ADP provided the Company with data center services. The ADP Agreement expired on June 30, 2012. The Company has no further obligations with ADP for data center services.

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure that were previously provided under the ADP Agreement. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing from ADP to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at December 31, 2013 are $469.8 million through fiscal year 2022, the final year of the contract.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of December 31, 2013 and June 30, 2013, respectively. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

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

NOTE 13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income:

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at July 1, 2013	$7.6	$1.1	$(4.5)	$4.2
Other comprehensive income before reclassifications	3.3	0.5	—	3.8
Amounts reclassified from accumulated other comprehensive income	—	—	0.1	0.1

Balances at December 31, 2013	$10.9	$1.6	$(4.4)	$8.1

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at October 1, 2013	$5.9	$1.0	$(4.4)	$2.5
Other comprehensive income before reclassifications	5.0	0.6	—	5.6
Amounts reclassified from accumulated other comprehensive income	—	—	—	—

Balances at December 31, 2013	$10.9	$1.6	$(4.4)	$8.1

The following table summarizes the reclassifications out of accumulated other comprehensive income:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	($ in millions)
Pension and Post-retirement liabilities:
Amortization of loss reclassified into Selling, general and administrative expenses	$0.1	$—	$0.2	$0.2
Tax income	(0.1)	—	(0.1)	(0.1)

Amortization of loss net of tax	$—	$—	$0.1	$0.1

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

Segment results:

	Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	($ in millions)
Investor Communication Solutions	$345.9	$326.8	$722.1	$666.3
Securities Processing Solutions	174.1	163.8	342.8	317.7
Foreign currency exchange	0.6	2.6	0.9	5.0

Total	$520.6	$493.2	$1,065.8	$989.0

	Earnings (Loss) before Income Taxes
	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	($ in millions)
Investor Communication Solutions	$20.7	$16.5	$61.6	$43.7
Securities Processing Solutions	34.6	20.0	66.3	29.4
Other	(17.3)	(15.1)	(25.3)	(27.0)
Foreign currency exchange	4.7	3.3	9.4	7.2

Total	$42.7	$24.7	$112.0	$53.3

* * * * * * *

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In fiscal year 2014, the Securities and Exchange Commission (the “SEC”) approved the proxy distribution fee changes proposed by the New York Stock Exchange in May 2012. The fee changes go into effect for shareholder meetings that have record dates on or after January 1, 2014, and we are prepared to implement the approved changes. We believe the net financial impact of the fee changes on Broadridge will be neutral to slightly positive.

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

Results of Operations

The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and six months ended December 31, 2013 compared to the three and six months ended December 31, 2012. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Condensed Consolidated Statements of Earnings.

The following references are utilized in the discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments:

“Acquisition Amortization and Other Costs” represents amortization charges associated with intangible asset values as well as other deal costs associated with the Company’s acquisitions.

“Net New Business” refers to revenues from closed sales less client losses.

“Restructuring Charges” refers to severance costs, the impact of one-time system development costs for Apex Clearing Holdings LLC (“Apex Holdings”) and the Canadian subsidiary of Penson Worldwide, Inc., and a one-time cost to restructure and outsource certain processing related to our desktop applications.

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

Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the six months ended December 31, 2013, mutual fund proxy fee revenues were 70% higher than the six months ended December 31, 2012. During fiscal year 2013, mutual fund proxy fee revenues were 54% higher than the prior fiscal year while during fiscal years 2012 and 2011, mutual fund proxy revenues were 28% and 74% lower, respectively, than their prior fiscal years. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.

Revenues derived from sales are a component of “Net New Business,” which is defined herein as revenues from closed sales less client losses. Closed sales represent anticipated revenues for new client contracts that were signed by Broadridge during the periods referenced. A sale is considered closed when the Company has received the signed client contract. For recurring revenue closed sales, the amount of the closed sale is generally a reasonable estimate of annual revenues based on client volumes or activity, excluding pass-through revenues such as distribution revenues. Event-driven revenue closed sales primarily occur in our Investor Communication Solutions segment. The amount of the event-driven revenue closed sale is generally a reasonable estimate of production revenues based on client volumes or activity, excluding pass-through revenues such as distribution revenues. Broadridge’s determination of the amount of a closed sale is based on the client’s estimate of transaction volumes and activity levels, as our fees are largely based on transaction volume and activity levels. The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as closed sales. Larger recurring revenue closed sales can take up to 12 to 24 months to convert to revenues, particularly for the services provided by our Securities Processing Solutions segment. The majority of event-driven revenue closed sales are usually recognized during the year the contract is signed.

The Company tracks actual revenue achieved during the first year that the client contract is fully implemented and compares this to the amount that was included in the Company’s previously reported closed sales amount. The Company adjusts the current year closed sales amount for any difference between the prior year’s reported closed sales amount and the actual revenue achieved in the first year of the applicable contract. Recurring revenue closed sales were adjusted by $(0.3) million and $0.1 million for the three and six months ended December 31, 2013. Recurring revenue closed sales were adjusted by $(1.7) million and $(1.7) million for the three and six months ended December 31, 2012.

Analysis of Condensed Consolidated Statements of Earnings

Three Months Ended December 31, 2013 versus Three Months Ended December 31, 2012

The table below presents Condensed Consolidated Statements of Earnings data for the three months ended December 31, 2013 and 2012, and the dollar and percentage changes between periods:

	Three Months Ended December 31,
			Change
	2013	2012	$	%
	($ in millions, except per share amounts)
Revenues	$520.6	$493.2	$27.4	6

Cost of revenues	385.1	387.6	(2.5)	(1)
Selling, general and administrative expenses	86.0	77.2	8.8	11
Other expenses, net	6.8	3.7	3.1	84

Total expenses	477.9	468.5	9.4	2

Earnings before income taxes	42.7	24.7	18.0	73
Margin	8.2%	5.0%		3.2	pts

Provision for income taxes	15.1	8.9	6.2	70
Effective tax rate	35.4%	36.0%		(0.6	) pts

Net earnings	$27.6	$15.8	$11.8	75

Basic earnings per share	$0.23	$0.13	$0.10	77
Diluted earnings per share	$0.22	$0.13	$0.09	69

Six Months Ended December 31, 2013 versus Six Months Ended December 31, 2012

The table below presents Condensed Consolidated Statements of Earnings data for the six months ended December 31, 2013 and 2012, and the dollar and percentage changes between periods:

	Six Months Ended December 31,
			Change
	2013	2012	$	%
	($ in millions, except per share amounts)
Revenues	$1,065.8	$989.0	$76.8	8

Cost of revenues	782.6	777.6	5.0	1
Selling, general and administrative expenses	159.5	150.1	9.4	6
Other expenses, net	11.7	8.0	3.7	46

Total expenses	953.8	935.7	18.1	2

Earnings before income taxes	112.0	53.3	58.7	110
Margin	10.5%	5.4%		5.1	pts

Provision for income taxes	40.0	19.2	20.8	108
Effective tax rate	35.7%	36.0%		(0.3	) pts

Net earnings	$72.0	$34.1	$37.9	111

Basic earnings per share	$0.60	$0.28	$0.32	114
Diluted earnings per share	$0.58	$0.27	$0.31	115

Three Months Ended December 31, 2013 versus Three Months Ended December 31, 2012

Revenues. Revenues for the three months ended December 31, 2013 were $520.6 million, an increase of $27.4 million, or 6%, compared to $493.2 million for the three months ended December 31, 2012. The $27.4 million increase was driven by higher recurring fee revenues of $27.5 million, or 9%, and higher distribution revenues of $1.5 million, or 1%. The positive contribution from recurring fee revenues reflected gains from Net New Business and internal growth. Event-driven fee revenues were $28.0 million, essentially flat compared to $27.6 million for the three months ended December 31, 2012. Fluctuations in foreign currency exchange rates negatively impacted revenues by $2.0 million.

Closed sales for the three months ended December 31, 2013 were $33.9 million, an increase of $3.0 million, or 10%, compared to $30.9 million for the three months ended December 31, 2012. Recurring revenue closed sales for the three months ended December 31, 2013 were $23.0 million, an increase of $2.6 million, or 13%, compared to $20.4 million for the three months ended December 31, 2012. Event-driven revenue closed sales for the three months ended December 31, 2013 were $10.9 million, an increase of $0.4 million, or 4%, compared to $10.5 million for the three months ended December 31, 2012.

Six Months Ended December 31, 2013 versus Six Months Ended December 31, 2012

Revenues. Revenues for the six months ended December 31, 2013 were $1,065.8 million, an increase of $76.8 million, or 8%, compared to $989.0 million for the six months ended December 31, 2012. The $76.8 million increase was driven by higher recurring fee revenues of $60.3 million, higher distribution revenues of $11.9 million, and higher event-driven fee revenues, which increased from $59.9 million to $68.6 million, or $8.7 million. The positive contribution from recurring fee revenues reflected higher Net New Business and internal growth. Fluctuations in foreign currency exchange rates negatively impacted revenues by $4.1 million.

Closed sales for the six months ended December 31, 2013 were $54.5 million, an increase of $4.3 million, or 9%, compared to $50.2 million for the six months ended December 31, 2012. Recurring revenue closed sales for the six months ended December 31, 2013 were $38.1 million, an increase of $4.0 million, or 12%, compared to $34.1 million for the six months ended December 31, 2012. Event-driven revenue closed sales for the six months ended December 31, 2013 were $16.4 million, an increase of $0.3 million, or 2%, compared to $16.1 million for the six months ended December 31, 2012.

Three Months Ended December 31, 2013 versus Three Months Ended December 31, 2012

Total Expenses. Total expenses for the three months ended December 31, 2013 were $477.9 million, an increase of $9.4 million, or 2%, compared to $468.5 million for the three months ended December 31, 2012. Higher Selling, general and administrative expenses of $8.8 million, or 11%, and a $3.1 million increase in Other expenses, net were slightly offset by lower Cost of revenues, which were lower by $2.5 million, or 1%.

Cost of revenues for the three months ended December 31, 2013 were $385.1 million, a decrease of $2.5 million, or 1%, compared to $387.6 million for the three months ended December 31, 2012. The decrease reflects lower investment spend of $3.6 million and a reduction in restructuring charges of $3.6 million as compared to the prior year period, partially offset by higher margin revenue mix of $4.3 million on higher fee revenues, higher distribution cost of revenues of $1.1 million and higher costs of $1.6 million related to the Bonaire acquisition. Distribution cost of revenues consists primarily of postage-related expenses. Fluctuations in foreign currency exchange rates decreased fee cost of revenues by $2.6 million.

Selling, general and administrative expenses for the three months ended December 31, 2013 were $86.0 million, an increase of $8.8 million, or 11%, compared to $77.2 million for the three months ended December 31, 2012. The increase was primarily due to costs related to higher selling and marketing expenses of $5.7 million and the $1.4 million impact of the Bonaire acquisition. Fluctuations in foreign currency exchange rates decreased Selling, general and administrative expenses by $0.4 million.

Other expenses, net for the three months ended December 31, 2013 were $6.8 million, an increase of $3.1 million, or 84%, compared to $3.7 million for the three months ended December 31, 2012, mainly reflecting higher interest expense on borrowings. Fluctuations in foreign currency exchange rates increased Other expenses by $0.6 million.

Six Months Ended December 31, 2013 versus Six Months Ended December 31, 2012

Total Expenses. Total expenses for the six months ended December 31, 2013 were $953.8 million, an increase of $18.1 million, or 2%, compared to $935.7 million for the six months ended December 31, 2012. The increase reflects higher Cost of revenues of $5.0 million, or 1%, higher Selling, general and administrative expenses of $9.4 million, or 6%, and a $3.7 million increase in Other expenses, net.

Cost of revenues for the six months ended December 31, 2013 were $782.6 million, an increase of $5.0 million, or 1%, compared to $777.6 million for the six months ended December 31, 2012. The increase reflects higher margin revenue mix of $17.6 million on higher fee revenues, higher distribution cost of revenue of $5.6 million and higher costs related to the Bonaire acquisition of $3.6 million. These costs were partially offset by savings related to the migration of the data center to IBM of $6.2 million, restructuring charges of $4.3 million incurred in the prior year period, coupled with lower investment spend of $6.6 million. Distribution cost of revenues consists primarily of postage-related expenses. Fluctuations in foreign currency exchange rates decreased fee cost of revenues by $4.9 million.

Selling, general and administrative expenses for the six months ended December 31, 2013 were $159.5 million, an increase of $9.4 million, or 6%, compared to $150.1 million for the six months ended December 31, 2012. The 6% increase was primarily due to higher sales and marketing expenses of $9.6 million, the impact of the Bonaire acquisition of $2.8 million, partially offset by a $3.3 million adjustment due to a decrease in the fair value of our obligations under contingent acquisition consideration arrangements. Fluctuations in foreign currency exchange rates decreased Selling, general and administrative expenses by $0.7 million.

Other expenses, net for the six months ended December 31, 2013 were $11.7 million, an increase of $3.7 million, or 46%, compared to $8.0 million for the six months ended December 31, 2012, reflecting mainly higher interest expense on borrowings. Fluctuations in foreign currency exchange rates decreased Other expenses, net by $1.4 million.

Earnings before Income Taxes. Earnings before income taxes for the three months ended December 31, 2013 were $42.7 million, an increase of $18.0 million, or 73%, compared to $24.7 million for the three months ended December 31, 2012. The increase is mainly due to higher revenues and operating leverage coupled with the positive impact of improved productivity from strategic initiatives. Pre-tax margin increased to 8.2% for the three months ended December 31, 2013 compared to 5.0% for the three months ended December 31, 2012.

Earnings before income taxes for the six months ended December 31, 2013 were $112.0 million, an increase of $58.7 million, or 110%, compared to $53.3 million for the six months ended December 31, 2012. The increase is mainly due to higher revenues and operating leverage coupled with the positive impact of improved productivity from strategic initiatives. Pre-tax margin increased to 10.5% for the six months ended December 31, 2013 compared to 5.4% for the six months ended December 31, 2012.

Provision for Income Taxes. Provision for income taxes and effective tax rates for the three and six months ended December 31, 2013 were $15.1 million and 35.4%, and $40.0 million and 35.7%, respectively, compared to $8.9 million and 36.0%, and $19.2 million and 36.0%, for the three and six months ended December 31, 2012, respectively. The decrease in the effective tax rate for the six months ended December 31, 2013 when compared to the comparable prior year period is primarily attributable to the geographical mix of income and lower tax rates in certain non-U.S. tax jurisdictions.

Net Earnings and Basic and Diluted Earnings per Share. Net earnings for the three months ended December 31, 2013 were $27.6 million, an increase of $11.8 million, or 75%, compared to $15.8 million for the three months ended December 31, 2012. The increase in Net earnings from continuing operations reflects higher revenues, increased pre-tax margins from higher margin revenue business and the positive impact of improved productivity from strategic initiatives.

Net earnings for the six months ended December 31, 2013 were $72.0 million, an increase of $37.9 million, or 111%, compared to $34.1 million for the six months ended December 31, 2012. The increase in Net earnings from continuing operations reflects higher revenues, increased pre-tax margins from higher margin revenue business and the positive impact of improved productivity from strategic initiatives.

Basic and Diluted earnings per share for the three months ended December 31, 2013 were $0.23 and $0.22, an increase of $0.10 and $0.09, or 77% and 69% respectively, compared to $0.13 and $0.13 for the three months ended December 31, 2012, respectively.

Basic and Diluted earnings per share for the six months ended December 31, 2013 were $0.60 and $0.58, an increase of $0.32 and $0.31, or 114% and 115% respectively, compared to $0.28 and $0.27 for the six months ended December 31, 2012, respectively.

Analysis of Reportable Segments

The Company classifies its operations into the following two reportable segments: Investor Communication Solutions and Securities Processing Solutions.

The primary components of “Other” are the elimination of intersegment revenues and profits and certain unallocated expenses. Foreign currency exchange is a reconciling item between the actual foreign currency exchange rates and the fiscal year 2014 budgeted foreign currency exchange rates reflected in the segments.

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

Revenues

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2013	2012	$	%	2013	2012	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$345.9	$326.8	$19.1	6	$722.1	$666.3	$55.8	8
Securities Processing Solutions	174.1	163.8	10.3	6	342.8	317.7	25.1	8
Foreign currency exchange	0.6	2.6	(2.0)	(77)	0.9	5.0	(4.1)	(82)

Total	$520.6	$493.2	$27.4	6	$1,065.8	$989.0	$76.8	8

Earnings (Loss) Before Income Taxes

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2013	2012	$	%	2013	2012	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$20.7	$16.5	$4.2	25	$61.6	$43.7	$17.9	41
Securities Processing Solutions	34.6	20.0	14.6	73	66.3	29.4	36.9	126
Other	(17.3)	(15.1)	(2.2)	(15)	(25.3)	(27.0)	1.7	6
Foreign currency exchange	4.7	3.3	1.4	42	9.4	7.2	2.2	31

Total	$42.7	$24.7	$18.0	73	$112.0	$53.3	$58.7	110

Investor Communication Solutions

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2013	2012	$	%	2013	2012	$	%
	($ in millions)				($ in millions)
Recurring revenues	$170.3	$153.1	$17.2	11	$345.3	$310.1	$35.2	11
Event-driven revenues	28.0	27.6	0.4	1	68.6	59.9	8.7	15
Distribution revenues	147.6	146.1	1.5	1	308.2	296.3	11.9	4

Total	$345.9	$326.8	$19.1	6	$722.1	$666.3	$55.8	8

Revenues. Investor Communication Solutions segment’s Revenues for the three months ended December 31, 2013 were $345.9 million, an increase of $19.1 million, or 6%, compared to $326.8 million for the three months ended December 31, 2012. Higher recurring fee revenues contributed $17.2 million, or 11%, and higher distribution revenues contributed $1.5 million, or 1%, to the $19.1 million increase in revenues.

Higher recurring revenues were driven by Net New Business and continued higher than expected internal growth from market-based activities. During the second fiscal quarter, position growth for mutual fund interim communications and annual equity proxy communications were positive 13% and 11%, respectively. Our internal growth reflects favorable position growth and an increase in fulfillment related market activity. Distribution revenues for the three months ended December 31, 2013 were $147.6 million, an increase of $1.5 million, or 1%, compared to $146.1 million for the three months ended December 31, 2012.

Investor Communication Solutions segment’s Revenues for the six months ended December 31, 2013 were $722.1 million, an increase of $55.8 million, or 8%, compared to $666.3 million for the six months ended December 31, 2012. Higher recurring fee revenues contributed $35.2 million, or 11%, higher event-driven fee revenues contributed $8.7 million, or 15%, and higher distribution revenues contributed $11.9 million, or 4%, to the $55.8 million increase in revenues.

Higher recurring revenues were driven by Net New Business and internal growth. On a full-year basis, position growth and processed pieces are key indicators of internal growth. During the first six months of fiscal year 2014, position growth for mutual fund interim communications and annual equity proxy communications were positive 12% and 10%, respectively. Our internal growth reflects favorable position growth and an increase in fulfillment related market activity. Higher event-driven fee revenues were the result of increased mutual fund proxy activity. Distribution revenues for the six months ended December 31, 2013 were $308.2 million, an increase of $11.9 million, or 4%, compared to $296.3 million for the six months ended December 31, 2012. Although these indicators were positive, the first six months results are not necessarily indicative of our full-year results due to the seasonality of our business.

Earnings before Income Taxes. Earnings before income taxes for the three months ended December 31, 2013 were $20.7 million, an increase of $4.2 million, or 25%, compared to $16.5 million for the three months ended December 31, 2012. Pre-tax margin increased by 1.0 percentage points to 6.0% mainly as a result of higher recurring revenues.

Earnings before income taxes for the six months ended December 31, 2013 were $61.6 million, an increase of $17.9 million, or 41%, compared to $43.7 million for the six months ended December 31, 2012. Pre-tax margin increased by 1.9 percentage points to 8.5% mainly as a result of higher recurring revenues, event-driven revenues and distribution revenues.

Securities Processing Solutions

Revenues. Securities Processing Solutions segment’s Revenues for the three months ended December 31, 2013 were $174.1 million, an increase of $10.3 million, or 6%, compared to $163.8 million for the three months ended December 31, 2012. The increase was the result of a 5% increase in Net New Business, coupled with an increase in equity trade volumes to 953,000 trades per day.

Securities Processing Solutions segment’s Revenues for the six months ended December 31, 2013 were $342.8 million, an increase of $25.1 million, or 8%, compared to $317.7 million for the six months ended December 31, 2012. The increase was the result of a 7% increase in Net New Business, coupled with an increase in equity trade volumes to 930,500 trades per day.

Earnings before Income Taxes. Earnings before income taxes for the three months ended December 31, 2013 were $34.6 million, an increase of $14.6 million, or 73%, compared to $20.0 million for the three months ended December 31, 2012. Pre-tax margins increased by 7.7 percentage points to 19.9% for the three months ended December 31, 2013. The increase was primarily a result of higher revenues and on-going productivity and strategic initiatives.

Earnings before income taxes for the six months ended December 31, 2013 were $66.3 million, an increase of $36.9 million, or 126%, compared to $29.4 million for the six months ended December 31, 2012. Pre-tax margins increased by 10.0 percentage points to 19.3% for the six months ended December 31, 2013. The increase was primarily a result of higher revenues and improved productivity and strategic initiatives.

Other

Revenues. There were no reportable Revenues in our Other segment for the periods presented.

Loss before Income Taxes. Loss before income taxes was $17.3 million for the three months ended December 31, 2013, an increase of $2.2 million, compared to a $15.1 million Loss before income taxes for the three months ended December 31, 2012. The increased loss was mainly due to higher interest expense on our Long-term borrowings of $2.8 million.

Loss before income taxes was $25.3 million for the six months ended December 31, 2013, an improvement of $1.7 million, compared to a $27.0 million Loss before income taxes for the six months ended December 31, 2012. The decreased loss was primarily due to a $3.3 million decrease in the fair value of our obligations under contingent acquisition consideration arrangements, a $1.4 million decrease due to fluctuations in foreign currency exchange rates, slightly offset by higher interest expense on our Long-term borrowings of $3.9 million.

Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures

Our results in this Quarterly Report on Form 10-Q are presented in accordance with GAAP; however, in certain circumstances the Company may present results that are not generally accepted accounting principles measures (“Non-GAAP”). We use Non-GAAP financial measures, such as Adjusted net earnings and Free Cash Flows, for a number of reasons, including:

•	in communications with our board of directors concerning our consolidated financial performance;

•	in communications with analysts and investors as they are commonly reported and widely used enterprise level performance measures; and

•	for internal planning purposes, including the preparation of our annual operating budget.

We provide our Net earnings and Diluted earnings per share information on an adjusted basis to exclude the impact of certain significant non-recurring events from our GAAP results because we believe this information helps our investors understand the effect of these significant non-recurring items on our reported results and, therefore, will provide a better representation of our actual performance. These Non-GAAP financial measures should be viewed in addition to, and not as a substitute for, our reported results presented in accordance with GAAP. Our fiscal year 2014 Non-GAAP results exclude the impact of Acquisition Amortization and Other Costs, and our fiscal year 2013 Non-GAAP results exclude the impact of Acquisition Amortization and Other Costs and Restructuring Charges. The Company expects to incur certain restructuring and reorganization costs during fiscal year 2014 as part of its normal business operations and may adjust its GAAP earnings results to the extent such restructuring and reorganization costs are significant. During fiscal year 2014 to date, the Company has incurred $2.4 million in such costs and deems these costs to be part of our normal business operations.

Set forth below is a reconciliation of Adjusted net earnings (Non-GAAP) to the comparable GAAP measure:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	($ in millions)
Adjusted net earnings (Non-GAAP)	$31.2	$21.8	$79.3	$44.1
Adjustments:
Acquisition Amortization and Other Costs	(5.6)	(5.8)	(11.4)	(11.3)
Restructuring Charges	—	(3.6)	—	(4.3)
Tax impact of adjustments	2.0	3.4	4.1	5.6

Net earnings (GAAP)	$27.6	$15.8	$72.0	$34.1

Set forth below is a reconciliation of Adjusted diluted earnings per share (Non-GAAP) to the comparable GAAP measure:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Adjusted diluted earnings per share (Non-GAAP)	$0.25	$0.17	$0.64	$0.35
Adjustments:
Acquisition Amortization and Other Costs	(0.05)	(0.04)	(0.09)	(0.09)
Restructuring Charges	—	(0.02)	—	(0.03)
Tax impact of adjustments	0.02	0.02	0.03	0.04

Diluted earnings per share (GAAP)	$0.22	$0.13	$0.58	$0.27

We also provide information on our Free Cash Flows because we believe this information helps our investors understand the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investments. The Company defines Free Cash Flows to exclude capital expenditures and software purchases from our GAAP Net operating activity cash flow results.

Set forth below is a reconciliation of Free Cash Flows (Non-GAAP) to the comparable GAAP measure:

	Six Months Ended December 31,
	2013	2012
	($ in millions)
Free Cash Flows provided by operating activities (Non-GAAP)	$60.1	$54.5
Adjustment:
Capital expenditures and software purchases	30.8	19.0

Net cash flows provided by operating activities (GAAP)	$90.9	$73.5

Financial Condition, Liquidity and Capital Resources

At December 31, 2013, Cash and cash equivalents were $240.3 million and Total stockholders’ equity was $857.5 million. At December 31, 2013, working capital was $343.3 million, compared to $337.5 million at June 30, 2013. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.

As of December 31, 2013, $112.4 million of the $240.3 million of cash and cash equivalents was held by our foreign subsidiaries, and $41.1 million of cash and cash equivalents was held by regulated entities. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

At December 31, 2013, the Company had $524.1 million outstanding Long-term debt, consisting of senior notes of $124.6 million principal amount due June 2017 and $399.5 million principal amount senior notes due September 2020. These senior notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. Interest on the senior notes due 2017 is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%. Interest on the senior notes due 2020 is payable semiannually on March 1st and September 1st each year based on a fixed per annum rate equal to 3.95%.

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

As of December 31, 2013, the Company had no outstanding borrowings on the Fiscal 2012 Revolving Credit Facility. For the three and six months ended December 31, 2013, the Company incurred $0.2 million and $0.4 million, respectively, in facility fees related to the unused portion of the Fiscal 2012 Revolving Credit Facility.

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

Cash Flows

Net cash flows provided by operating activities were $90.9 million for the six months ended December 31, 2013 compared to $73.5 million net cash flows provided by operating activities during the six months ended December 31, 2012. The increase in cash provided by operating activities is primarily due to improved net earnings for the six months ended December 31, 2013 compared to the six months ended December 31, 2012, and changes in working capital resulting from the timing of accounts receivable collections and vendor payments.

Free Cash Flows were $60.1 million for the six months ended December 31, 2013 compared to $54.5 million in Free Cash Flows during the six months ended December 31, 2012. The increase was driven by an increase in net cash flows provided by operating activities of $17.4 million for the six months ended December 31, 2013 compared to the six months ended December 31, 2012, partially offset by increased capital expenditures and software purchases of $11.8 million for the six months ended December 31, 2013 compared to the six months ended December 31, 2012.

Net cash flows used in investing activities for the six months ended December 31, 2013 were $68.5 million, an increase of $49.5 million compared to $19.0 million net cash flows used in investing activities for the six months ended December 31, 2012. The increase reflects higher spending of $37.7 million on acquisitions, higher capital expenditures of $7.2 million and higher purchases of intangible assets of $4.5 million during the six months ended December 31, 2013 compared to the six months ended December 31, 2012.

Net cash flows used in financing activities for the six months ended December 31, 2013 were $50.3 million, a decrease of $67.9 million compared to $118.2 million net cash flows used in financing activities for the six months ended December 31, 2012. The decreased use of cash in the six months ended December 31, 2013 primarily reflects lower purchases of common stock of $79.3 million in the current year six month period versus the prior year, slightly offset by a decline of $5.9 million of proceeds from exercise of stock options in the current year six month period versus the prior year and a $4.2 million increase in dividend payments in the current year six month period versus the prior year.

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

Income Taxes

Our effective tax rates for the three and six months ended December 31, 2013 were 35.4% and 35.7%, respectively, compared to 36.0% and 36.0%, respectively, for the three and six months ended December 31, 2012. The decrease in our effective tax rate for the three and six months ended December 31, 2013 when compared to the comparable prior year period is primarily attributable to the geographical mix of income and lower tax rates in certain non-U.S. tax jurisdictions.

Contractual Obligations

The Company entered into a data center outsourcing services agreement with Automatic Data Processing, Inc. (“ADP”) before the Company’s spin-off from ADP in March 2007 (the “ADP Agreement”) under which ADP provided the Company with data center services. The ADP Agreement expired on June 30, 2012.

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure that were previously provided under the ADP Agreement. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing from ADP to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at December 31, 2013 are $469.8 million through fiscal year 2022, the final year of the contract.

Other Commercial Agreements

The Company’s Fiscal 2012 Revolving Credit Facility has an available capacity of $500.0 million. This revolving credit facility had zero outstanding at December 31, 2013.

Certain of the Company’s foreign subsidiaries have unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at December 31, 2013.

Off-balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at December 31, 2013 or at June 30, 2013. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

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

As of December 31, 2013, zero of our total $524.1 million in debt outstanding is based on floating interest rates. Our Fiscal 2012 Revolving Credit Facility had a balance outstanding of zero as of December 31, 2013, and the interest rate is based on LIBOR plus 125 basis points.

Item 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer, and Acting Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The President and Chief Executive Officer, and Acting Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2013 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer, and Acting Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Investor Communication Solutions and Securities Processing Solutions businesses are generally not directly subject to federal, state, or foreign laws and regulations that are specifically applicable to financial institutions. However, as a provider of services to financial institutions and issuers of securities, our services are particularly sensitive to changes in laws and regulations governing our clients and the securities markets. In 2010, the SEC issued the Concept Release focused on a wide range of topics related to the U.S. proxy system. The SEC may, but is not necessarily required to, engage in rulemaking with respect to the topics addressed by the Concept Release. In September 2010, the NYSE formed the Proxy Fee Advisory Committee made up of issuers, broker-dealers and investors to review the NYSE proxy distribution fees. In May 2012, the Proxy Fee Advisory Committee issued its recommendations on the fees paid by issuers for the distribution of proxy materials to beneficial shareholders. In fiscal year 2014, the SEC approved the NYSE’s proposed changes in fees and they go into effect for shareholder meetings that have record dates on or after January 1, 2014. We will monitor any future actions taken by the SEC, self regulatory organizations, or other participants in the proxy process with respect to the Concept Release.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our second fiscal quarter ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans (1)
October 1, 2013 – October 31, 2013	—	$—	—	—
November 1, 2013 – November 30, 2013	—	—	—	—
December 1, 2013 – December 31, 2013	145,000	38.82	145,000	6,217,820

Total	145,000	$38.82	145,000	6,217,820

(1)	On August 8, 2012, the Board of Directors authorized the repurchase of up to 4,000,000 shares of the Company’s common stock.

On April 30, 2013, the Board of Directors authorized the repurchase of up to 6,000,000 shares of the Company’s common stock.

At December 31, 2013, there were 6,217,820 shares remaining for repurchase under these authorizations. During the fiscal quarter ended December 31, 2013, the Company repurchased 145,000 shares of common stock under the August 8, 2012 stock repurchase authorization at an average price per share of $38.82. At December 31, 2013, 217,820 shares remain available for repurchase under the August 8, 2012 stock repurchase authorization and 6,000,000 shares remain available for repurchase under the April 30, 2013 stock repurchase authorization.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

4.1	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan, Amended and Restated Effective November 14, 2013 (incorporated by reference to Exhibit 4.1 to the S-8 filed on December 9, 2013).

31.1	Certification of the President and Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Principal Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and six months ended December 31, 2013 and 2012, (ii) condensed consolidated statements of comprehensive income for the three and six months ended December 31, 2013 and 2012, (iii) condensed consolidated balance sheets as of December 31, 2013 and June 30, 2013, (iv) condensed consolidated statements of cash flows for the six months ended December 31, 2013 and 2012, and (v) the notes to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: February 6, 2014	By:	/s/ Richard J. Daly
Richard J. Daly
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: February 6, 2014	By:	/s/ David J. Lisa
David J. Lisa
Corporate Controller (Acting Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

4.1	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan, Amended and Restated Effective November 14, 2013 (incorporated by reference to Exhibit 4.1 to the S-8 filed on December 9, 2013).

31.1	Certification of the President and Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Principal Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and six months ended December 31, 2013 and 2012, (ii) condensed consolidated statements of comprehensive income for the three and six months ended December 31, 2013 and 2012, (iii) condensed consolidated balance sheets as of December 31, 2013 and June 30, 2013, (iv) condensed consolidated statements of cash flows for the six months ended December 31, 2013 and 2012, and (v) the notes to the condensed consolidated financial statements.