Form 10-Q
period 2014-03-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2014-05-09
CIK 1383312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 30, 2014 was 120,670,338.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenues	$606.3	$576.7	$1,672.1	$1,565.7

Cost of revenues	427.6	426.2	1,210.2	1,203.8
Selling, general and administrative expenses	95.6	79.0	255.1	229.1
Other expenses, net	6.2	3.8	17.9	11.8

Total expenses	529.4	509.0	1,483.2	1,444.7

Earnings before income taxes	76.9	67.7	188.9	121.0
Provision for income taxes	26.1	24.3	66.1	43.5

Net earnings	$50.8	$43.4	$122.8	$77.5

Basic earnings per share	$0.42	$0.36	$1.03	$0.63

Diluted earnings per share	$0.41	$0.35	$0.99	$0.62

Weighted-average shares outstanding:
Basic	119.7	121.2	119.3	122.4
Diluted	124.8	125.0	124.0	125.9
Dividends declared per common share	$0.21	$0.18	$0.63	$0.54

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net earnings	$50.8	$43.4	$122.8	$77.5
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(0.5)	(6.6)	2.8	(0.7)
Net unrealized gains on available-for-sale securities, net of taxes of $0.0 and ($0.1) for the three months ended March 31, 2014 and 2013, respectively; and ($0.4) and ($0.4) for the nine months ended March 31, 2014 and 2013, respectively	0.1	0.1	0.6	0.5
Pension and post-retirement liability adjustment, net of taxes of ($0.1) and ($0.1) for the three months ended March 31, 2014 and 2013, respectively; and ($0.2) and $0.3 for the nine months ended March 31, 2014 and 2013, respectively	0.1	0.1	0.2	(0.5)

Total other comprehensive income (loss), net	(0.3)	(6.4)	3.6	(0.7)

Comprehensive income	$50.5	$37.0	$126.4	$76.8

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	March 31, 2014	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$244.4	$266.0
Accounts receivable, net of allowance for doubtful accounts of $3.3 and $3.7, respectively	426.3	442.4
Other current assets	143.5	98.6

Total current assets	814.2	807.0
Property, plant and equipment, net	87.2	80.9
Goodwill	854.7	778.4
Intangible assets, net	137.0	120.6
Other non-current assets	236.8	231.3

Total assets	$2,129.9	$2,018.2

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$124.8	$143.1
Accrued expenses and other current liabilities	220.6	277.2
Deferred revenues	148.3	49.2

Total current liabilities	493.7	469.5
Long-term debt	524.1	524.5
Deferred taxes	58.2	71.2
Deferred revenues	57.3	40.2
Other non-current liabilities	97.7	96.8

Total liabilities	1,231.0	1,202.2

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.5 and 154.5 shares, respectively; outstanding, 119.9 and 119.0 shares, respectively	1.6	1.6
Additional paid-in capital	812.1	783.0
Retained earnings	858.9	811.3
Treasury stock, at cost: 34.6 and 35.5 shares, respectively	(781.5)	(784.1)
Accumulated other comprehensive income	7.8	4.2

Total stockholders’ equity	898.9	816.0

Total liabilities and stockholders’ equity	$2,129.9	$2,018.2

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net earnings	$122.8	$77.5
Adjustments to reconcile Net earnings to Net cash flows provided by operating activities:
Depreciation and amortization	34.7	36.9
Amortization of acquired intangibles	16.6	16.4
Amortization of other assets	20.5	17.6
Deferred income taxes	(15.3)	(1.3)
Stock-based compensation expense	25.0	21.1
Excess tax benefits from the issuance of stock-based compensation awards	(7.7)	(2.1)
Other	6.6	6.4
Changes in operating assets and liabilities:
Current assets and liabilities:
(Increase) decrease in Accounts receivable, net	18.8	(40.6)
Increase in Other current assets	(30.0)	(37.5)
Increase (decrease) in Accounts payable	(18.3)	28.2
Decrease in Accrued expenses and other current liabilities	(67.6)	(70.8)
Increase in Deferred revenues	91.7	79.4
Non-current assets and liabilities:
Increase in Other non-current assets	(36.2)	(48.0)
Increase (decrease) in Other non-current liabilities	25.8	(10.9)

Net cash flows provided by operating activities	187.4	72.3

Cash Flows From Investing Activities
Capital expenditures	(32.8)	(29.7)
Purchases of intangibles	(10.9)	(5.9)
Acquisitions, net of cash acquired	(97.1)	—

Net cash flows used in investing activities	(140.8)	(35.6)

Cash Flows From Financing Activities
Proceeds from issuance of bonds, net of discounts	399.5	—
Payments on Long-term debt	(400.0)	—
Dividends paid	(71.5)	(64.2)
Proceeds from exercise of stock options	33.2	27.4
Purchases of Treasury stock	(34.0)	(138.7)
Other financing transactions	—	(2.3)
Excess tax benefits from the issuance of stock-based compensation awards	7.7	2.1
Cost related to issuance of bonds	(4.3)	—

Net cash flows used in financing activities	(69.4)	(175.7)

Effect of exchange rate changes on Cash and cash equivalents	1.2	0.7

Net change in Cash and cash equivalents	(21.6)	(138.3)
Cash and cash equivalents, beginning of period	266.0	320.5

Cash and cash equivalents, end of period	$244.4	$182.2

Supplemental disclosure of cash flow information:
Cash payments made for interest	$13.3	$8.3
Cash payments made for income taxes	$101.5	$97.9
Non-cash investing and financing activities:
Dividends payable	$3.7	$1.3
Property, plant and equipment	$1.6	$—

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

(Tabular dollars in millions, except per share amounts)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation, is a leading global provider of investor communication solutions and securities processing and business process outsourcing services to the financial services industry. The Company classifies its operations into the following two reportable segments:

•	Investor Communication Solutions—The Bank/Broker-Dealer Communications, Mutual Fund and Retirement Solutions and Corporate Issuer Solutions businesses operate within this segment. A large portion of Broadridge’s Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge®, its innovative electronic proxy delivery and voting solution for institutional investors and financial advisors, helps ensure the participation of the largest stockholders of many companies. Broadridge also provides the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help its clients meet their regulatory compliance needs. In addition, Broadridge provides financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance its clients’ communications with investors. All of these communications are delivered through paper or electronic channels. In addition, Broadridge provides corporate issuers with registered proxy services as well as registrar, stock transfer and record-keeping services to corporate issuers.

In July 2013, Broadridge acquired Bonaire Software Solutions, LLC (“Bonaire”), a leading provider of fee calculation, billing, and revenue and expense management solutions for asset managers including institutional asset managers, wealth managers, mutual funds, bank trusts, hedge funds and capital markets firms.

In February 2014, Broadridge acquired Emerald Connect, LLC (“Emerald”), a leading provider of websites and related communications solutions for financial advisors.

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

B. Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“GAAP”). These financial statements present the condensed consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “2013 Annual Report”) filed on August 8, 2013 with the Securities and Exchange Commission (the “SEC”). These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at March 31, 2014 and June 30, 2013, the results of its operations for the three and nine months ended March 31, 2014 and 2013 and its cash flows for the nine months ended March 31, 2014 and 2013.

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

F. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, in accordance with Accounting Standards Codification Topic (“ASC”) No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after March 31, 2014, through the date of issuance of the Condensed Consolidated Financial Statements. During this period, the Company did not have any material subsequent events.

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

The computation of diluted EPS did not include 1.6 million and 3.1 million options to purchase Broadridge common stock for the three months ended March 31, 2014 and 2013, respectively, and 0.6 million and 2.6 million options to purchase Broadridge common stock for the nine months ended March 31, 2014 and 2013, respectively, as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Weighted-average shares outstanding:
Basic	119.7	121.2	119.3	122.4
Common stock equivalents	5.1	3.8	4.7	3.5

Diluted	124.8	125.0	124.0	125.9

NOTE 4. OTHER EXPENSES, NET

Other expenses, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	($ in millions)
Interest expense on borrowings	$6.2	$3.5	$17.0	$10.4
Interest income	(0.7)	(0.4)	(1.4)	(1.3)
Foreign currency exchange (gain) loss	0.1	0.3	(0.5)	1.1
Other, net	0.6	0.4	2.8	1.6

Other expenses, net	$6.2	$3.8	$17.9	$11.8

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

During the first quarter of fiscal year 2014, the fair value of contingent consideration associated with one of the Company’s acquisitions was reduced by approximately $3.3 million. In addition, during the nine months ended March 31, 2014, the Company acquired two businesses in the Investor Communication Solutions segment:

Bonaire

In July 2013, the Company acquired Bonaire, a leading provider of fee calculation, billing, and revenue and expense management solutions for asset managers including institutional asset managers, wealth managers, mutual funds, bank trusts, hedge funds and capital markets firms. The purchase price was $37.6 million, net of cash acquired. Net liabilities assumed in the transaction were $1.6 million. In addition, the Company recorded a $0.5 million liability for the fair value of potential additional cash payments, which are payable over the next three years contingent upon the achievement by the acquired business of certain revenue and earnings targets. This acquisition resulted in $29.0 million of Goodwill. Intangible assets acquired, which totaled $10.1 million, consist primarily of acquired software technology and customer relationships, which are being amortized over a seven-year life and ten-year life, respectively.

The results of Bonaire’s operations were included in the Company’s Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q from the date of acquisition. Pro forma supplemental financial information is not provided as the impact of the acquisition on the Company’s operating results, financial position or cash flows was not material.

Emerald

In February 2014, the Company acquired Emerald, a leading provider of websites and related communications solutions for financial advisors. The purchase price was $60.0 million, net of cash acquired. Net liabilities assumed in the transaction were $1.9 million. This acquisition resulted in $40.4 million of Goodwill. Intangible assets acquired, which totaled $21.5 million, consist primarily of customer relationships, which are being amortized over a seven-year life. The results of Emerald’s operations were included in the Company’s Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q from the date of acquisition. The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of Emerald’s assets and liabilities. Pro forma supplemental financial information is not provided as the impact of the acquisition on the Company’s operating results, financial position or cash flows was not material.

During the nine months ended March 31, 2013, there were no acquisitions.

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

The following tables set forth the Company’s financial assets and liabilities at March 31, 2014 and June 30, 2013, respectively, that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$53.8	$—	$—	$53.8
Other current assets:
Available-for-sale equity securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale equity securities	19.2	—	1.1	20.3

Total as of March 31, 2014	$73.1	$—	$1.1	$74.2

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$122.1	$—	$—	$122.1
Other current assets:
Available-for-sale equity securities	—	—	—	—
Other non-current assets:
Available-for-sale equity securities	15.8	—	1.1	16.9

Total as of June 30, 2013	$137.9	$—	$1.1	$139.0

(1)	Money market funds include MMDA account balances of $33.3 million and $87.1 million as of March 31, 2014 and June 30, 2013, respectively.

The following table sets forth an analysis of changes during the nine months ended March 31, 2014 and 2013, respectively, in Level 3 financial assets of the Company:

	March 31, 2014	March 31, 2013
	($ in millions)
Beginning balance	$1.1	$—
Net realized/unrealized gains (losses)	—	—
Purchases	—	—
Transfers in (out) of Level 3	—	—

Ending balance	$1.1	$—

The Company did not incur any Level 3 fair value asset impairments during the nine months ended March 31, 2014 and 2013, respectively. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year. For the nine months ended March 31, 2014 and 2013, respectively, there were no transfers between levels.

NOTE 7. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	March 31, 2014	June 30, 2013
	($ in millions)
Deferred client conversion and start-up costs	$135.1	$133.3
Deferred data center costs	44.7	48.8
Long-term investments	23.8	20.9
Long-term broker fees	9.6	9.2
Other	23.6	19.1

Total	$236.8	$231.3

NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2014	June 30, 2013
	($ in millions)
Employee compensation and benefits	$124.9	$143.1
Accrued broker fees	33.3	49.2
Accrued income tax liability	28.6	51.8
Accrued dividend payable	24.7	21.0
Other	9.1	12.1

Total	$220.6	$277.2

NOTE 9. BORROWINGS

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	March 31, 2014	June 30, 2013	Unused Available Capacity
		($ in millions)
Long-term debt
Fiscal 2012 Term loan facility	(a)	$—	$400.0	$—
Fiscal 2012 Revolving credit facility	September 2016	—	—	500.0
Fiscal 2007 Senior notes	June 2017	124.6	124.5	—
Fiscal 2014 Senior notes	September 2020	399.5	—	—

Total debt		$524.1	$524.5	$500.0

(a)	In September 2013, the Company repaid in full the outstanding $400.0 million remaining on the Fiscal 2012 Term loan facility.

Fiscal 2012 Credit Facilities: On September 22, 2011, the Company entered into a $990.0 million senior unsecured credit facility, consisting of a $490.0 million five-year term loan facility (the “Fiscal 2012 Term Loan”) and a $500.0 million five-year revolving credit facility (the “Fiscal 2012 Revolving Credit Facility”) (collectively the “Fiscal 2012 Credit Facilities”). Borrowings under the Fiscal 2012 Credit Facilities bear interest at LIBOR plus 125 basis points. The Fiscal 2012 Revolving Credit Facility also has an annual facility fee equal to 15 basis points, on the unused portion of the facility, which totaled $0.2 million and $0.6 million for both the three and nine months ended March 31, 2014 and 2013, respectively. The Company incurred $3.0 million in debt issuance costs to establish the Fiscal 2012 Credit Facilities, of which $0.1 million of these costs were expensed as incurred and $2.9 million of these costs were capitalized in Other non-current assets in the Condensed Consolidated Balance Sheets and are being amortized to Other expenses, net on a straight-line basis, which approximates the effective interest method, over the terms of these facilities. During the quarter ended September 30, 2013, the Company repaid the Fiscal 2012 Term Loan and expensed the remaining issuance costs associated with this debt, which was approximately $0.9 million.

As of March 31, 2014 and June 30, 2013, $2.2 million and $1.0 million, respectively, had been amortized or expensed related to the Fiscal 2012 Credit Facilities, with $0.7 million remaining to be amortized related to the Fiscal 2012 Revolving Credit Facility.

The Fiscal 2012 Term Loan contained a repayment schedule that required the Company to make minimum principal repayments on the loan before the balance of the loan became due in September 2016, with no prepayment penalty. During the fiscal year ended June 30, 2012, the Company repaid $90.0 million of the $490.0 million of borrowings under the Fiscal 2012 Term Loan and had met the repayment requirements on the Fiscal 2012 Term Loan through September 30, 2014. During the quarter ended September 30, 2013, the Company repaid the remaining $400.0 million outstanding on the Fiscal 2012 Term Loan. During the first quarter of the current fiscal year, the weighted-average interest rate on the Fiscal 2012 Term Loan was 1.44% before being repaid in August 2013. The weighted-average interest rate on the Fiscal 2012 Term Loan was 1.46% and 1.47% for the three and nine months ended March 31, 2013, respectively.

The Fiscal 2012 Revolving Credit Facility is subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At March 31, 2014, the Company is not aware of any instances of any non-compliance with the financial covenants of the Fiscal 2012 Revolving Credit Facility.

Fiscal 2007 Senior Notes: In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Fiscal 2007 Senior Notes”). The Fiscal 2007 Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Fiscal 2007 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2007 Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Fiscal 2007 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At March 31, 2014, the Company is not aware of any instances of non-compliance with the covenants of the indenture governing the Fiscal 2007 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2007 Senior Notes upon a change of control triggering event. The Fiscal 2007 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2007 Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2007 Senior Notes. These costs have been capitalized and are being amortized to Other expenses, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. At March 31, 2014 and June 30, 2013, the accumulated amortization related to the Fiscal 2007 Senior Notes was $1.2 million and $1.1 million, respectively. During the fiscal year ended June 30, 2009, the Company purchased $125.0 million principal amount of the Fiscal 2007 Senior Notes (including $1.0 million unamortized bond discount) pursuant to a cash tender offer for such notes. The fair value of the fixed-rate Fiscal 2007 Senior Notes at March 31, 2014 and June 30, 2013 was $137.3 million and $138.2 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 6, “Fair Value of Financial Instruments”).

Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At March 31, 2014, the Company is not aware of any instances of non-compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Fiscal 2014 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to Other expenses, net on a straight-line basis, which approximates the effective interest method, over the seven-year term. At March 31, 2014, the accumulated amortization related to the Fiscal 2014 Senior Notes was $0.4 million. The fair value of the fixed-rate Fiscal 2014 Senior Notes at March 31, 2014 was $411.9 million based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 6, “Fair Value of Financial Instruments”).

In addition, certain of the Company’s foreign subsidiaries have unsecured, uncommitted lines of credit with banks. As of March 31, 2014 and June 30, 2013, there were no outstanding borrowings under these lines of credit.

NOTE 10. STOCK-BASED COMPENSATION

The activity related to the Company’s incentive equity awards for the three months ended March 31, 2014 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options (c)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at January 1, 2014	10,304,129	$20.71	2,867,445	$22.80	805,705	$22.75
Granted	1,576,320	36.97	14,423	35.25	26,775	35.09
Exercise of stock options (a)	(1,142,315)	19.74	—	—	—	—
Vesting of restricted stock units	—	—	(58,166)	17.82	(2,747)	17.61
Expired/forfeited	(3,930)	18.00	(52,914)	16.55	(9,897)	28.81

Balances at March 31, 2014 (b)	10,734,204	$23.20	2,770,788	$23.09	819,836	$23.10

(a)	Stock options exercised during the period of January 1, 2014 through March 31, 2014 had an intrinsic value of $20.2 million.
(b)	As of March 31, 2014, the Company’s outstanding “in the money” stock options using the March 31, 2014 closing stock price of $37.14 (approximately $7.5 million shares) had an aggregate intrinsic value of $125.9 million. As of March 31, 2014, time-based restricted stock units and performance-based restricted stock units expected to vest using the March 31, 2014 share price of $37.14 (approximately 2.6 million and 0.8 million shares, respectively) had an aggregate intrinsic value of $94.8 million and $32.1 million, respectively.
(c)	Stock options outstanding as of March 31, 2014 have a weighted-average remaining contractual life of 5.8 years and 7.5 million stock options are exercisable.

The activity related to the Company’s incentive equity awards for the nine months ended March 31, 2014 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at July 1, 2013	10,985,482	$20.39	2,086,834	$19.65	572,823	$19.96
Granted	1,683,875	36.88	886,458	30.26	277,319	29.85
Exercise of stock options (a)	(1,809,127)	19.00	—	—	—	—
Vesting of restricted stock units (b)	—	—	(58,166)	17.82	(7,957)	21.34
Expired/forfeited	(126,026)	21.04	(144,338)	19.48	(22,349)	27.10

Balances at March 31, 2014	10,734,204	$23.20	2,770,788	$23.09	819,836	$23.10

(a)	Stock options exercised during the period of July 1, 2013 through March 31, 2014 had an intrinsic value of $30.2 million.
(b)	Time-based and performance-based restricted stock units that vested during the period of July 1, 2013 through March 31, 2014 had a fair value of $2.2 million and $0.2 million, respectively.

The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Exercise prices on options granted have been and continue to be set equal to the market price of the underlying shares on the date of the grant (except the special stock option grants, some of which have a premium exercise price), with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $10.3 million and $8.2 million, respectively, as well as related tax benefits of $3.9 million and $3.0 million, respectively, was recognized for the three months ended March 31, 2014 and 2013, respectively. Stock-based compensation expense of $25.0 million and $21.1 million, respectively, as well as related tax benefits of $9.4 million and $7.9 million, respectively, was recognized for the nine months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $14.9 million and $33.1 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 3.6 years and 1.7 years, respectively.

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

NOTE 11. INCOME TAXES

The Provision for income taxes and effective tax rates for the three and nine months ended March 31, 2014 were $26.1 million and 33.9%, and $66.1 million and 35.0%, respectively, compared to $24.3 million and 35.9%, and $43.5 million and 36.0%, for the three and nine months ended March 31, 2013, respectively. The decrease in the effective tax rate for the three and nine months ended March 31, 2014 when compared to the comparable prior year period is primarily attributable to the release of various tax reserves relating to U.S. federal and state income taxes due to audit settlements and the expiration of certain audit periods in the nine month period ended March 31, 2014, coupled with a state income tax reserve accrual in the prior nine month period ended March 31, 2013, which negatively impacted the prior year nine month period tax rate. In addition, but to a lesser extent, the geographical mix of income also positively impacted the effective tax rate for the nine month period ended March 31, 2014 relative to the nine month period ended March 31, 2013. The rate benefit from the geographical mix of income was driven by both a higher increase in foreign earnings as a percentage of total earnings before income taxes and the enactment of lower corporate income tax rates in certain foreign tax jurisdictions in the nine month period ended March 31, 2014 compared to the nine month period ended March 31, 2013.

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

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure that were previously provided under the ADP Agreement. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing from ADP to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at March 31, 2014 are $457.5 million through fiscal year 2022, the final year of the contract. In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s business process outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at March 31, 2014 are $52.3 million through fiscal year 2024, the final year of the contract.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows.

The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of March 31, 2014 and June 30, 2013, respectively. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

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

NOTE 13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income for the three and nine months ended March 31, 2014, respectively:

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at January 1, 2014	$10.9	$1.6	$(4.4)	$8.1
Other comprehensive income before reclassifications	(0.5)	0.1	—	(0.4)
Amounts reclassified from accumulated other comprehensive income	—	—	0.1	0.1

Balances at March 31, 2014	$10.4	$1.7	$(4.3)	$7.8

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at July 1, 2013	$7.6	$1.1	$(4.5)	$4.2
Other comprehensive income before reclassifications	2.8	0.6	—	3.4
Amounts reclassified from accumulated other comprehensive income	—	—	0.2	0.2

Balances at March 31, 2014	$10.4	$1.7	$(4.3)	$7.8

The following table summarizes the reclassifications out of accumulated other comprehensive income:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	($ in millions)
Pension and Post-retirement liabilities:
Amortization of loss reclassified into Selling, general and administrative expenses	$0.2	$0.2	$0.4	$(0.4)
Tax income	(0.1)	(0.1)	(0.2)	0.2

Amortization of loss net of tax	$0.1	$0.1	$0.2	$(0.2)

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

Segment results:

	Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	($ in millions)
Investor Communication Solutions	$430.3	$404.2	$1,152.4	$1,070.5
Securities Processing Solutions	177.9	169.6	520.7	487.3
Other	—	0.1	—	0.1
Foreign currency exchange	(1.9)	2.8	(1.0)	7.8

Total	$606.3	$576.7	$1,672.1	$1,565.7

	Earnings (Loss) before Income Taxes
	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	($ in millions)
Investor Communication Solutions	$55.5	$50.8	$117.1	$94.5
Securities Processing Solutions	37.8	28.7	104.1	58.1
Other	(20.0)	(15.9)	(45.3)	(42.9)
Foreign currency exchange	3.6	4.1	13.0	11.3

Total	$76.9	$67.7	$188.9	$121.0

* * * * * * *

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein.

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

In addition, we provide corporate issuers with registered proxy services, as well as registrar, stock transfer and record-keeping services.

In fiscal year 2014, we acquired Bonaire Software Solutions, LLC (“Bonaire”), a leading provider of fee calculation, billing, and revenue and expense management solutions for asset managers including institutional asset managers, wealth managers, mutual funds, bank trusts, hedge funds and capital markets firms.

In fiscal year 2014, we acquired Emerald Connect, LLC (“Emerald”), a leading provider of websites and related communications solutions for financial advisors.

In fiscal year 2014, the Securities and Exchange Commission (the “SEC”) approved the proxy distribution fee changes proposed by the New York Stock Exchange in May 2012. The fee changes went into effect for shareholder meetings that have record dates on or after January 1, 2014, and we have implemented the approved changes. We believe the net financial impact of the fee changes on Broadridge will be neutral to slightly positive.

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

In fiscal year 2012, we acquired Paladyne Systems, Inc. (“Paladyne”), a provider of buy-side technology solutions for the global investment management industry.

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

Results of Operations

The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and nine months ended March 31, 2014 compared to the three and nine months ended March 31, 2013. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.

The following references are utilized in the discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments:

“Acquisition Amortization and Other Costs” represents amortization charges associated with intangible asset values as well as other deal costs associated with the Company’s acquisitions.

“Net New Business” refers to recurring revenue closed sales less client losses.

“Restructuring Charges” refers to severance costs, the impact of system development costs for Apex Clearing Holdings LLC (“Apex Holdings”) and the Canadian subsidiary of Penson Worldwide, Inc., and costs to restructure and outsource certain processing related to our desktop applications.

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

Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the nine months ended March 31, 2014, mutual fund proxy fee revenues were 59% higher than the nine months ended March 31, 2013. During fiscal year 2013, mutual fund proxy fee revenues were 54% higher than the prior fiscal year while during fiscal years 2012 and 2011, mutual fund proxy revenues were 28% and 74% lower, respectively, than their prior fiscal years. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.

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

The Company tracks actual revenue achieved during the first year that the client contract is fully implemented and compares this to the amount that was included in the Company’s previously reported closed sales amount. The Company adjusts the current year closed sales amount for any difference between the prior year’s reported closed sales amount and the actual revenue achieved in the first year of the applicable contract. Recurring revenue closed sales were adjusted by zero and $0.1 million for the three and nine months ended March 31, 2014. Recurring revenue closed sales were adjusted by $(0.7) million and $(2.4) million for the three and nine months ended March 31, 2013.

Analysis of Condensed Consolidated Statements of Earnings

Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013

The table below presents Condensed Consolidated Statements of Earnings data for the three months ended March 31, 2014 and 2013, and the dollar and percentage changes between periods:

	Three Months Ended March 31,
			Change
	2014	2013	$	%
	($ in millions, except per share amounts)
Revenues	$606.3	$576.7	$29.6	5

Cost of revenues	427.6	426.2	1.4	—
Selling, general and administrative expenses	95.6	79.0	16.6	21
Other expenses, net	6.2	3.8	2.4	63

Total expenses	529.4	509.0	20.4	4

Earnings before income taxes	76.9	67.7	9.2	14
Margin	12.7%	11.7%		1.0	pts

Provision for income taxes	26.1	24.3	1.8	7
Effective tax rate	33.9%	35.9%		(2.0	) pts

Net earnings	$50.8	$43.4	$7.4	17

Basic earnings per share	$0.42	$0.36	$0.06	17
Diluted earnings per share	$0.41	$0.35	$0.06	17

Nine Months Ended March 31, 2014 versus Nine Months Ended March 31, 2013

The table below presents Condensed Consolidated Statements of Earnings data for the nine months ended March 31, 2014 and 2013, and the dollar and percentage changes between periods:

	Nine Months Ended March 31,
			Change
	2014	2013	$	%
	($ in millions, except per share amounts)
Revenues	$1,672.1	$1,565.7	$106.4	7

Cost of revenues	1,210.2	1,203.8	6.4	1
Selling, general and administrative expenses	255.1	229.1	26.0	11
Other expenses, net	17.9	11.8	6.1	52

Total expenses	1,483.2	1,444.7	38.5	3

Earnings before income taxes	188.9	121.0	67.9	56
Margin	11.3%	7.7%		3.6	pts

Provision for income taxes	66.1	43.5	22.6	52
Effective tax rate	35.0%	36.0%		(1.0	) pts

Net earnings	$122.8	$77.5	$45.3	58

Basic earnings per share	$1.03	$0.63	$0.40	63
Diluted earnings per share	$0.99	$0.62	$0.37	60

Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013

Revenues. Revenues for the three months ended March 31, 2014 were $606.3 million, an increase of $29.6 million, or 5%, compared to $576.7 million for the three months ended March 31, 2013. The $29.6 million increase was driven by higher recurring fee revenues of $31.6 million, or 9% increase, and higher distribution revenues of $2.2 million, or 1% increase. The positive contribution from recurring fee revenues reflected gains from Net New Business and internal growth. Event-driven fee revenues were $38.2 million, a slight increase of $0.5 million, compared to $37.7 million for the three months ended March 31, 2013. Fluctuations in foreign currency exchange rates negatively impacted revenues by $4.7 million.

Closed sales for the three months ended March 31, 2014 were $41.4 million, an increase of $8.6 million, or 26%, compared to $32.8 million for the three months ended March 31, 2013. Recurring revenue closed sales for the three months ended March 31, 2014 were $23.5 million, a decrease of $0.8 million, or 3%, compared to $24.3 million for the three months ended March 31, 2013. Event-driven revenue closed sales for the three months ended March 31, 2014 were $17.9 million, an increase of $9.4 million, or 111%, compared to $8.5 million for the three months ended March 31, 2013.

Nine Months Ended March 31, 2014 versus Nine Months Ended March 31, 2013

Revenues. Revenues for the nine months ended March 31, 2014 were $1,672.1 million, an increase of $106.4 million, or 7%, compared to $1,565.7 million for the nine months ended March 31, 2013. The $106.4 million increase was driven by higher recurring fee revenues of $91.9 million, higher distribution revenues of $14.1 million, and higher event-driven fee revenues, which increased $9.2 million to $106.8 million, compared to $97.6 million in the prior year period. The positive contribution from recurring fee revenues reflected higher Net New Business and internal growth. Fluctuations in foreign currency exchange rates negatively impacted revenues by $8.8 million.

Closed sales for the nine months ended March 31, 2014 were $95.9 million, an increase of $12.9 million, or 16%, compared to $83.0 million for the nine months ended March 31, 2013. Recurring revenue closed sales for the nine months ended March 31, 2014 were $61.6 million, an increase of $3.2 million, or 5%, compared to $58.4 million for the nine months ended March 31, 2013. Event-driven revenue closed sales for the nine months ended March 31, 2014 were $34.3 million, an increase of $9.7 million, or 39%, compared to $24.6 million for the nine months ended March 31, 2013.

Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013

Total Expenses. Total expenses for the three months ended March 31, 2014 were $529.4 million, an increase of $20.4 million, or 4%, compared to $509.0 million for the three months ended March 31, 2013. Selling, general and administrative expenses were higher by $16.6 million, or 21%. Other expenses, net increased $2.4 million, or 63%, and Cost of revenues were higher by $1.4 million.

Cost of revenues for the three months ended March 31, 2014 were $427.6 million, an increase of $1.4 million, compared to $426.2 million for the three months ended March 31, 2013. The increase reflects higher variable expenses of $7.2 million on higher fee revenues and higher costs of $3.6 million related to acquisitions partially offset by a reduction in restructuring charges of $3.8 million, lower investment spend of $1.4 million and lower distribution cost of revenues of $0.8 million. Distribution cost of revenues consists primarily of postage-related expenses. Fluctuations in foreign currency exchange rates decreased cost of fee revenues by $3.3 million.

Selling, general and administrative expenses for the three months ended March 31, 2014 were $95.6 million, an increase of $16.6 million, or 21%, compared to $79.0 million for the three months ended March 31, 2013. The increase was primarily due to costs related to higher selling and marketing expenses of $7.5 million, higher performance based compensation expense of $4.3 million, and $2.0 million of additional expenses related to acquisitions.

Other expenses, net for the three months ended March 31, 2014 were $6.2 million, an increase of $2.4 million, or 63%, compared to $3.8 million for the three months ended March 31, 2013, mainly reflecting higher interest expense of $2.7 million related to our borrowings.

Nine Months Ended March 31, 2014 versus Nine Months Ended March 31, 2013

Total Expenses. Total expenses for the nine months ended March 31, 2014 were $1,483.2 million, an increase of $38.5 million, or 3%, compared to $1,444.7 million for the nine months ended March 31, 2013. The increase reflects higher Cost of revenues of $6.4 million, or 1%, higher Selling, general and administrative expenses of $26.0 million, or 11%, and a $6.1 million, or 52% increase, in Other expenses, net.

Cost of revenues for the nine months ended March 31, 2014 were $1,210.2 million, an increase of $6.4 million, or 1%, compared to $1,203.8 million for the nine months ended March 31, 2013. The increase reflects higher variable expenses of $24.8 million on higher fee revenues, higher distribution cost of revenues of $4.8 million and higher costs related to acquisitions of $7.4 million. These costs were offset by lower restructuring charges of $8.1 million, lower investment spend of $8.0 million coupled with savings related to the migration of the data center to IBM of $6.3 million. Distribution cost of revenues consists primarily of postage-related expenses. Fluctuations in foreign currency exchange rates decreased cost of fee revenues by $8.2 million.

Selling, general and administrative expenses for the nine months ended March 31, 2014 were $255.1 million, an increase of $26.0 million, or 11%, compared to $229.1 million for the nine months ended March 31, 2013. The 11% increase was primarily due to higher sales and marketing expenses of $17.1 million, higher performance based compensation expense of $7.6 million and the impact of acquisitions of $4.8 million partially offset by a $3.3 million adjustment due to a decrease in the fair value of our obligations under contingent acquisition consideration arrangements. Fluctuations in foreign currency exchange rates decreased Selling, general and administrative expenses by $0.7 million.

Other expenses, net for the nine months ended March 31, 2014 were $17.9 million, an increase of $6.1 million, or 52%, compared to $11.8 million for the nine months ended March 31, 2013. The increased loss was primarily due to higher interest expense of $6.6 million on our Long-term borrowings. Fluctuations in foreign currency exchange rates decreased Other expenses, net by $1.6 million.

Earnings before Income Taxes. Earnings before income taxes for the three months ended March 31, 2014 were $76.9 million, an increase of $9.2 million, or 14%, compared to $67.7 million for the three months ended March 31, 2013. The increase is mainly due to higher revenues and operating leverage coupled with the positive impact of improved productivity from strategic initiatives. Pre-tax margin increased to 12.7% for the three months ended March 31, 2014, compared to 11.7% for the three months ended March 31, 2013.

Earnings before income taxes for the nine months ended March 31, 2014 were $188.9 million, an increase of $67.9 million, or 56%, compared to $121.0 million for the nine months ended March 31, 2013. The increase is mainly due to higher revenues and operating leverage coupled with the positive impact of improved productivity from strategic initiatives. Pre-tax margin increased to 11.3% for the nine months ended March 31, 2014, compared to 7.7% for the nine months ended March 31, 2013.

Provision for Income Taxes. The Provision for income taxes and effective tax rates for the three and nine months ended March 31, 2014 were $26.1 million and 33.9%, and $66.1 million and 35.0%, respectively, compared to $24.3 million and 35.9%, and $43.5 million and 36.0%, for the three and nine months ended March 31, 2013, respectively. The decrease in the effective tax rate for the three and nine months ended March 31, 2014 when compared to the comparable prior year period is primarily attributable to the release of various tax reserves relating to U.S. federal and state income taxes due to audit settlements and the expiration of certain audit periods in the nine month period ended March 31, 2014, coupled with a state income tax reserve accrual in the prior nine month period ended March 31, 2013, which negatively impacted the prior year nine month period tax rate. In addition, but to a lesser extent, the geographical mix of income also positively impacted the effective tax rate for the nine month period ended March 31, 2014 relative to the nine month period ended March 31, 2013. The rate benefit from the geographical mix of income was driven by both a higher increase in foreign earnings as a percentage of total earnings before income taxes and the enactment of lower corporate income tax rates in certain foreign tax jurisdictions in the nine month period ended March 31, 2014, compared to the nine month period ended March 31, 2013.

Net Earnings and Basic and Diluted Earnings per Share. Net earnings for the three months ended March 31, 2014 were $50.8 million, an increase of $7.4 million, or 17%, compared to $43.4 million for the three months ended March 31, 2013. The increase in Net earnings reflects higher revenues, increased pre-tax margins from higher margin revenue business and the positive impact of improved productivity from strategic initiatives.

Net earnings for the nine months ended March 31, 2014 were $122.8 million, an increase of $45.3 million, or 58%, compared to $77.5 million for the nine months ended March 31, 2013. The increase in Net earnings reflects higher revenues, increased pre-tax margins from higher margin revenue business and the positive impact of improved productivity from strategic initiatives.

Basic and Diluted earnings per share for the three months ended March 31, 2014 were $0.42 and $0.41, an increase of $0.06 and $0.06, or 17% and 17% respectively, compared to $0.36 and $0.35 for the three months ended March 31, 2013, respectively.

Basic and Diluted earnings per share for the nine months ended March 31, 2014 were $1.03 and $0.99, an increase of $0.40 and $0.37, or 63% and 60% respectively, compared to $0.63 and $0.62 for the nine months ended March 31, 2013, respectively.

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

Revenues

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2014	2013	$	%	2014	2013	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$430.3	$404.2	$26.1	6	$1,152.4	$1,070.5	$81.9	8
Securities Processing Solutions	177.9	169.6	8.3	5	520.7	487.3	33.4	7
Other	—	0.1	(0.1)	(100)	—	0.1	(0.1)	(100)
Foreign currency exchange	(1.9)	2.8	(4.7)	(168)	(1.0)	7.8	(8.8)	(113)

Total	$606.3	$576.7	$29.6	5	$1,672.1	$1,565.7	$106.4	7

Earnings (Loss) Before Income Taxes

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2014	2013	$	%	2014	2013	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$55.5	$50.8	$4.7	9	$117.1	$94.5	$22.6	24
Securities Processing Solutions	37.8	28.7	9.1	32	104.1	58.1	46.0	79
Other	(20.0)	(15.9)	(4.1)	(26)	(45.3)	(42.9)	(2.4)	(6)
Foreign currency exchange	3.6	4.1	(0.5)	(12)	13.0	11.3	1.7	15

Total	$76.9	$67.7	$9.2	14	$188.9	$121.0	$67.9	56

Investor Communication Solutions

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2014	2013	$	%	2014	2013	$	%
	($ in millions)				($ in millions)
Recurring fee revenues	$209.3	$185.9	$23.4	13	$554.6	$496.0	$58.6	12
Event-driven fee revenues	38.2	37.7	0.5	1	106.8	97.6	9.2	9
Distribution revenues	182.8	180.6	2.2	1	491.0	476.9	14.1	3

Total	$430.3	$404.2	$26.1	6	$1,152.4	$1,070.5	$81.9	8

Revenues. Investor Communication Solutions segment’s Revenues for the three months ended March 31, 2014 were $430.3 million, an increase of $26.1 million, or 6%, compared to $404.2 million for the three months ended March 31, 2013. Higher recurring fee revenues contributed $23.4 million, and higher distribution revenues contributed $2.2 million, to the $26.1 million increase in revenues.

Higher recurring fee revenues were driven by Net New Business and higher internal growth from market-based activities. During the third fiscal quarter, position growth for mutual fund interim communications and annual equity proxy communications were positive 10% and 7%, respectively, as compared to the same period in the prior year. Distribution revenues for the three months ended March 31, 2014 were $182.8 million, an increase of $2.2 million, or 1%, compared to $180.6 million for the three months ended March 31, 2013.

Investor Communication Solutions segment’s Revenues for the nine months ended March 31, 2014 were $1,152.4 million, an increase of $81.9 million, or 8%, compared to $1,070.5 million for the nine months ended March 31, 2013. The increase was attributable to higher recurring fee revenues, which contributed $58.6 million, higher distribution revenues, which contributed $14.1 million, and higher event-driven fee revenues, which contributed $9.2 million to the $81.9 million increase in revenues.

Higher recurring fee revenues were driven by Net New Business and internal growth. On a full-year basis, position growth and processed pieces are key indicators of internal growth. During the first nine months of fiscal year 2014, position growth for mutual fund interim communications and annual equity proxy communications were positive 12% and 3%, respectively, when compared to the same period in the prior year. Our internal growth reflects an increase in fulfillment related market activity and favorable position growth. Although these indicators were positive, the first nine months results are not necessarily indicative of our full-year results due to the seasonality of our business. Higher event-driven fee revenues were the result of increased mutual fund proxy activity. Distribution revenues for the nine months ended March 31, 2014 were $491.0 million, an increase of $14.1 million, or 3%, compared to $476.9 million for the nine months ended March 31, 2013.

Earnings before Income Taxes.

Earnings before income taxes for the three months ended March 31, 2014 were $55.5 million, an increase of $4.7 million, or 9%, compared to $50.8 million for the three months ended March 31, 2013. Pre-tax margin increased by 0.3 percentage points to 12.9% mainly as a result of higher recurring fee revenues.

Earnings before income taxes for the nine months ended March 31, 2014 were $117.1 million, an increase of $22.6 million, or 24%, compared to $94.5 million for the nine months ended March 31, 2013. Pre-tax margin increased by 1.4 percentage points to 10.2% mainly as a result of higher recurring fee revenues, and event-driven fee revenues.

Securities Processing Solutions

Revenues. Securities Processing Solutions segment’s Revenues for the three months ended March 31, 2014 were $177.9 million, an increase of $8.3 million, or 5%, compared to $169.6 million for the three months ended March 31, 2013. The increase was the result of higher Net New Business and internal growth as a result of an increase in equity trade volumes.

Securities Processing Solutions segment’s Revenues for the nine months ended March 31, 2014 were $520.7 million, an increase of $33.4 million, or 7%, compared to $487.3 million for the nine months ended March 31, 2013. The increase was the result of higher Net New Business and internal growth as a result of an increase in equity trade volumes.

Earnings before Income Taxes. Earnings before income taxes for the three months ended March 31, 2014 were $37.8 million, an increase of $9.1 million, or 32%, compared to $28.7 million for the three months ended March 31, 2013. Pre-tax margins increased by 4.3 percentage points to 21.2% as a result of operating leverage and improved productivity from strategic initiatives.

Earnings before income taxes for the nine months ended March 31, 2014 were $104.1 million, an increase of $46.0 million, or 79%, compared to $58.1 million for the nine months ended March 31, 2013. Pre-tax margins increased by 8.1 percentage points to 20.0% as a result of operating leverage and improved productivity from strategic initiatives.

Other

Revenues. There were no significant reportable Revenues in our Other segment for the periods presented.

Loss before Income Taxes. Loss before income taxes was $20.0 million for the three months ended March 31, 2014, an increase of $4.1 million, compared to a $15.9 million for the three months ended March 31, 2013. The increased loss was mainly due to higher interest expense on our Long-term borrowings of $2.7 million and $0.8 million pertaining to an executive separation payment.

Loss before income taxes was $45.3 million for the nine months ended March 31, 2014, an increase of $2.4 million, compared to a $42.9 million for the nine months ended March 31, 2013. The increased loss was primarily due to higher interest expense on our Long-term borrowings of $6.6 million and $0.8 million pertaining to an executive separation payment slightly offset by a $3.3 million decrease in the fair value of our obligations under contingent acquisition consideration arrangements and a $1.6 million decrease due to fluctuations in foreign currency exchange rates.

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

We provide our Net earnings and Diluted earnings per share information on an adjusted basis to exclude the impact of certain costs, expenses, gains and losses and other specified items that due to their significant nature are evaluated on an individual basis. These items are excluded from our GAAP results because we believe this information helps our investors understand the effect of these significant items on our reported results and, therefore, will provide a better representation of our performance. These Non-GAAP financial measures should be viewed in addition to, and not as a substitute for, our reported results presented in accordance with GAAP. Our fiscal year 2014 Non-GAAP results exclude the impact of Acquisition Amortization and Other Costs, and our fiscal year 2013 Non-GAAP results exclude the impact of Acquisition Amortization and Other Costs and Restructuring Charges. The Company expects to incur certain restructuring and reorganization costs during fiscal year 2014 as part of its normal business operations and may adjust its GAAP earnings results to the extent such restructuring and reorganization costs are significant. During fiscal year 2014 to date, the Company has incurred $1.2 million in such costs and deems these costs to be part of our normal business operations.

Set forth below is a reconciliation of Adjusted net earnings (Non-GAAP) to the comparable GAAP measure:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	($ in millions)
Adjusted net earnings (Non-GAAP)	$55.1	$49.5	$134.4	$93.6
Adjustments:
Acquisition Amortization and Other Costs	(6.4)	(5.7)	(17.8)	(17.0)
Restructuring Charges	—	(3.8)	—	(8.1)
Tax impact of adjustments	2.1	3.4	6.2	9.0

Net earnings (GAAP)	$50.8	$43.4	$122.8	$77.5

Set forth below is a reconciliation of Adjusted diluted earnings per share (Non-GAAP) to the comparable GAAP measure:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Adjusted diluted earnings per share (Non-GAAP)	$0.44	$0.39	$1.08	$0.74
Adjustments:
Acquisition Amortization and Other Costs	(0.05)	(0.04)	(0.14)	(0.13)
Restructuring Charges	—	(0.03)	—	(0.06)
Tax impact of adjustments	0.02	0.03	0.05	0.07

Diluted earnings per share (GAAP)	$0.41	$0.35	$0.99	$0.62

We also provide information on our Free cash flows because we believe this information helps our investors understand the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investments. The Company defines Free cash flows to exclude capital expenditures and software purchases from our GAAP Net operating activity cash flow results.

Set forth below is a reconciliation of Free cash flows (Non-GAAP) to the comparable GAAP measure:

	Nine Months Ended March 31,
	2014	2013
	($ in millions)
Free cash flows provided by operating activities (Non-GAAP)	$143.7	$36.7
Adjustment:
Capital expenditures and software purchases	43.7	35.6

Net cash flows provided by operating activities (GAAP)	$187.4	$72.3

Financial Condition, Liquidity and Capital Resources

At March 31, 2014, Cash and cash equivalents were $244.4 million and Total stockholders’ equity was $898.9 million. At March 31, 2014, working capital was $320.5 million, compared to $337.5 million at June 30, 2013. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.

As of March 31, 2014, $141.9 million of the $244.4 million of Cash and cash equivalents was held by our foreign subsidiaries, and $41.8 million of cash and cash equivalents was held by regulated entities. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our current plans do not demonstrate a need to repatriate them to fund our U.S. operations, as we consider these funds to be permanently reinvested outside the U.S.

At March 31, 2014, the Company had $524.1 million outstanding Long-term debt, consisting of senior notes of $124.6 million principal amount due June 2017 and $399.5 million principal amount senior notes due September 2020. These senior notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. Interest on the senior notes due 2017 is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%. Interest on the senior notes due 2020 is payable semiannually on March 1st and September 1st each year based on a fixed per annum rate equal to 3.95%.

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

The Fiscal 2012 Term Loan contained a repayment schedule that required the Company to make minimum principal repayments on the loan before the balance of the loan became due in September 2016, with no prepayment penalty. During the fiscal year ended June 30, 2012, the Company repaid $90.0 million of the $490.0 million of borrowings under the Fiscal 2012 Term Loan and had met the repayment requirements on the Fiscal 2012 Term Loan through September 30, 2014. During the quarter ended September 30, 2013, the Company repaid the remaining $400.0 million outstanding on the Fiscal 2012 Term Loan. During the first quarter of the current fiscal year, the weighted-average interest rate on the Fiscal 2012 Term Loan was 1.44% before being repaid in August 2013. The weighted-average interest rate on the Fiscal 2012 Term Loan was 1.46% and 1.47% for the three and nine months ended March 31, 2013, respectively.

As of March 31, 2014, the Company had no outstanding borrowings on the Fiscal 2012 Revolving Credit Facility. For both the three and nine months ended March 31, 2014, and 2013, respectively, the Company incurred $0.2 million and $0.6 million, respectively, in facility fees related to the unused portion of the Fiscal 2012 Revolving Credit Facility.

Based upon current and anticipated levels of operation, management believes that the Company’s cash on hand and cash flows from operations, combined with borrowings available under credit facilities, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, capital expenditures and working capital needs. Please refer to the discussion of net cash flows provided by financing activities in the following section for more detail regarding the Company’s financing activities.

Cash Flows

Net cash flows provided by operating activities were $187.4 million for the nine months ended March 31, 2014 compared to $72.3 million net cash flows provided by operating activities during the nine months ended March 31, 2013. The increase in cash provided by operating activities is primarily due to improved net earnings for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013, and changes in working capital resulting from the timing of accounts receivable collections and vendor payments.

Free cash flows were $143.7 million for the nine months ended March 31, 2014 compared to $36.7 million in Free cash flows during the nine months ended March 31, 2013. The increase of $107.0 million was driven by an increase in net cash flows provided by operating activities of $115.1 million for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013, partially offset by increased capital expenditures and software purchases of $8.1 million for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013.

Net cash flows used in investing activities for the nine months ended March 31, 2014 were $140.8 million, an increase of $105.2 million compared to $35.6 million net cash flows used in investing activities for the nine months ended March 31, 2013. The increase reflects higher spending of $97.1 million on acquisitions, higher capital expenditures of $3.1 million and higher purchases of intangible assets of $5.0 million during the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013.

Net cash flows used in financing activities for the nine months ended March 31, 2014 were $69.4 million, a decrease of $106.3 million compared to $175.7 million net cash flows used in financing activities for the nine months ended March 31, 2013. The decreased use of cash in the nine months ended March 31, 2014 primarily reflects lower purchases of common stock of $104.7 million in the current year nine month period versus the prior year, an increase of $5.8 million of proceeds from exercise of stock options in the current year nine month period versus the prior year slightly offset by a $7.3 million increase in dividend payments in the current year nine month period versus the prior year.

Liquidity Risk

Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain ratios.

Based upon current and anticipated levels of operation, management believes that the Company’s cash on hand and cash flows from operations, combined with borrowings available under credit facilities, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, capital expenditures and working capital needs. Please refer to the discussion of net cash flows provided by financing activities in the preceding section for more detail regarding the Company’s financing activities.

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

Income Taxes

Our effective tax rates for the three and nine months ended March 31, 2014 were 33.9% and 35.0%, respectively, compared to 35.9% and 36.0%, respectively, for the three and nine months ended March 31, 2013. The decrease in our effective tax rate for the three and nine months ended March 31, 2014 when compared to the comparable prior year period is primarily attributable to the release of various tax reserves relating to U.S. federal and state income taxes due to audit settlements and the expiration of certain audit periods in the nine month period ended March 31, 2014, coupled with a state income tax reserve accrual in the prior nine month period ended March 31, 2013, which negatively impacted the prior year nine month period tax rate. In addition, but to a lesser extent, the geographical mix of income also positively impacted the effective tax rate for the nine month period ended March 31, 2014 relative to the nine month period ended March 31, 2013. The rate benefit from the geographical mix of income was driven by both a higher increase in foreign earnings as a percentage of total earnings before income taxes and the enactment of lower corporate income tax rates in certain foreign tax jurisdictions in the nine month period ended March 31, 2014 compared to the nine month period ended March 31, 2013.

Contractual Obligations

The Company entered into a data center outsourcing services agreement with Automatic Data Processing, Inc. (“ADP”) before the Company’s spin-off from ADP in March 2007 (the “ADP Agreement”) under which ADP provided the Company with data center services. The ADP Agreement expired on June 30, 2012.

In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure that were previously provided under the ADP Agreement. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing from ADP to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at March 31, 2014 are $457.5 million through fiscal year 2022, the final year of the contract. In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s business process outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at March 31, 2014 are $52.3 million through fiscal year 2024, the final year of the contract.

Other Commercial Agreements

The Company’s Fiscal 2012 Revolving Credit Facility has an available capacity of $500.0 million. This revolving credit facility had zero outstanding at March 31, 2014.

Certain of the Company’s foreign subsidiaries have unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at March 31, 2014.

Off-balance Sheet Arrangements

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at March 31, 2014 or at June 30, 2013. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

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

As of March 31, 2014, none of our total $524.1 million in debt outstanding is based on floating interest rates. Our Fiscal 2012 Revolving Credit Facility had a balance outstanding of zero as of March 31, 2014, and the interest rate is based on LIBOR plus 125 basis points.

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer, and Acting Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The President and Chief Executive Officer and the Acting Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2014 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and our Acting Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Investor Communication Solutions and Securities Processing Solutions businesses are generally not directly subject to federal, state, or foreign laws and regulations that are specifically applicable to financial institutions. However, as a provider of services to financial institutions and issuers of securities, our services are particularly sensitive to changes in laws and regulations governing our clients and the securities markets. In 2010, the SEC issued the Concept Release focused on a wide range of topics related to the U.S. proxy system. The SEC may, but is not necessarily required to, engage in rulemaking with respect to the topics addressed by the Concept Release. In September 2010, the NYSE formed the Proxy Fee Advisory Committee made up of issuers, broker-dealers and investors to review the NYSE proxy distribution fees. In May 2012, the Proxy Fee Advisory Committee issued its recommendations on the fees paid by issuers for the distribution of proxy materials to beneficial shareholders. In fiscal year 2014, the SEC approved the NYSE’s proposed changes in fees and they went into effect for meetings with record dates beginning on or after January 1, 2014. We will monitor any future actions taken by the SEC, self-regulatory organizations, or other participants in the proxy process with respect to the Concept Release.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about our purchases of our equity securities for each of the three months during our third fiscal quarter ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans (1)
January 1, 2014—January 31, 2014	—	$—	—	—
February 1, 2014—February 28, 2014	131,000	37.79	131,000	6,086,820
March 1, 2014—March 31, 2014	406,086	38.32	406,086	5,680,734

Total	537,086	$38.19	537,086	5,680,734

(1)	On August 8, 2012, the Board of Directors authorized the repurchase of up to 4,000,000 shares of the Company’s common stock.

On April 30, 2013, the Board of Directors authorized the repurchase of up to 6,000,000 shares of the Company’s common stock.

At March 31, 2014, there were 5,680,734 shares remaining for repurchase under these authorizations. During the fiscal quarter ended March 31, 2014, the Company repurchased 217,820 shares of common stock under the August 8, 2012 stock repurchase authorization at an average price per share of $38.00, and 319,266 shares of common stock under the April 30, 2013 stock repurchase authorization at an average price per share of $38.32. At March 31, 2014, 5,680,734 shares remain available for repurchase under the April 30, 2013 stock repurchase authorization.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Special Officer Separation Agreement, dated as of February 5, 2014, between Broadridge Financial Solutions, Inc. and Dan Sheldon (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 5, 2014).

31.1	Certification of the President and Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Principal Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and nine months ended March 31, 2014 and 2013, (ii) condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2014 and 2013, (iii) condensed consolidated balance sheets as of March 31, 2014 and June 30, 2013, (iv) condensed consolidated statements of cash flows for the nine months ended March 31, 2014 and 2013, and (v) the notes to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: May 9, 2014	By:	/s/ Richard J. Daly
Richard J. Daly
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: May 9, 2014	By:	/s/ David J. Lisa
David J. Lisa
Corporate Controller (Acting Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Special Officer Separation Agreement, dated as of February 5, 2014, between Broadridge Financial Solutions, Inc. and Dan Sheldon (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 5, 2014).

31.1	Certification of the President and Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Principal Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and nine months ended March 31, 2014 and 2013, (ii) condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2014 and 2013, (iii) condensed consolidated balance sheets as of March 31, 2014 and June 30, 2013, (iv) condensed consolidated statements of cash flows for the nine months ended March 31, 2014 and 2013, and (v) the notes to the condensed consolidated financial statements.