Form 10-Q
period 2014-09-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2014-11-06
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 31, 2014 was 120,015,339.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Revenues	$555.8	$545.2
Cost of revenues	406.5	397.5
Selling, general and administrative expenses	91.7	73.5
Other expenses, net	7.6	4.9
Total expenses	505.8	475.9
Earnings before income taxes	50.0	69.3
Provision for income taxes	17.5	24.9
Net earnings	$32.5	$44.4
Basic earnings per share	$0.27	$0.37
Diluted earnings per share	$0.26	$0.36
Weighted-average shares outstanding:
Basic	119.8	119.1
Diluted	123.9	123.1
Dividends declared per common share	$0.27	$0.21

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Net earnings	$32.5	$44.4
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(4.5)	(1.7)
Net unrealized losses on available-for-sale securities, net of taxes of $0.0 for both the three months ended September 30, 2014 and 2013	(0.1)	(0.1)
Pension and post-retirement liability adjustment, net of taxes of ($0.1) and $0.0 for the three months ended September 30, 2014 and 2013, respectively	—	0.1
Total other comprehensive income (loss), net	(4.6)	(1.7)
Comprehensive income	$27.9	$42.7

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$331.3	$347.6
Accounts receivable, net of allowance for doubtful accounts of $2.9 and $3.3, respectively	361.1	424.8
Other current assets	83.2	108.2
Total current assets	775.6	880.6
Property, plant and equipment, net	84.5	88.3
Goodwill	854.1	856.1
Intangible assets, net	122.7	130.0
Other non-current assets	241.7	237.1
Total assets	$2,078.6	$2,192.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$108.9	$116.3
Accrued expenses and other current liabilities	190.0	306.6
Deferred revenues	65.1	61.5
Total current liabilities	364.0	484.4
Long-term debt	524.2	524.1
Deferred taxes	55.9	62.4
Deferred revenues	60.2	59.0
Other non-current liabilities	103.3	100.5
Total liabilities	1,107.6	1,230.4
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.5 and 154.5 shares, respectively; outstanding, 120.0 and 119.5 shares, respectively	1.6	1.6
Additional paid-in capital	821.1	810.7
Retained earnings	974.0	973.9
Treasury stock, at cost: 34.5 and 35.0 shares, respectively	(831.4)	(834.8)
Accumulated other comprehensive income	5.7	10.3
Total stockholders’ equity	971.0	961.7
Total liabilities and stockholders’ equity	$2,078.6	$2,192.1

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net earnings	$32.5	$44.4
Adjustments to reconcile Net earnings to Net cash flows provided by (used in) operating activities:
Depreciation and amortization	12.0	10.9
Amortization of acquired intangibles	5.8	5.5
Amortization of other assets	7.5	6.6
Stock-based compensation expense	8.4	4.8
Deferred income taxes	(5.2)	0.4
Excess tax benefits from the issuance of stock-based compensation awards	(5.2)	(1.0)
Other	0.8	(2.3)
Changes in operating assets and liabilities:
Current assets and liabilities:
Decrease in Accounts receivable, net	65.1	74.7
Decrease in Other current assets	23.3	0.9
Decrease in Accounts payable	(7.1)	(32.2)
Decrease in Accrued expenses and other current liabilities	(118.3)	(115.5)
Increase in Deferred revenues	3.0	1.2
Non-current assets and liabilities:
Increase in Other non-current assets	(12.8)	(9.9)
Increase in Other non-current liabilities	7.3	6.1
Net cash flows provided by (used in) operating activities	17.1	(5.4)
Cash Flows From Investing Activities
Capital expenditures	(6.0)	(10.5)
Purchases of intangibles	(1.4)	(2.8)
Equity method investment	(1.8)	—
Acquisitions, net of cash acquired	—	(37.7)
Net cash flows used in investing activities	(9.2)	(51.0)
Cash Flows From Financing Activities
Proceeds from issuance of bonds, net of discounts	—	399.5
Payments on Long-term debt	—	(400.0)
Excess tax benefits from the issuance of stock-based compensation awards	5.2	1.0
Dividends paid	(25.2)	(21.5)
Purchases of Treasury stock	(15.1)	(7.9)
Proceeds from exercise of stock options	15.4	5.9
Costs related to amendment of revolving credit facility	(1.9)	—
Costs related to issuance of bonds	—	(4.3)
Net cash flows used in financing activities	(21.6)	(27.3)
Effect of exchange rate changes on Cash and cash equivalents	(2.6)	0.8
Net change in Cash and cash equivalents	(16.3)	(82.9)
Cash and cash equivalents, beginning of period	347.6	266.0
Cash and cash equivalents, end of period	$331.3	$183.1
Supplemental disclosure of cash flow information:
Cash payments made for interest	$7.9	$1.1
Cash payments made for income taxes	$32.2	$51.2
Non-cash investing and financing activities:
Dividends payable	$7.2	$3.1
Property, plant and equipment	$0.3	$0.1

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation, is a leading global provider of investor communication solutions and securities processing and business process outsourcing services to the financial services industry. The Company classifies its operations into the following two reportable segments:

•
Investor Communication Solutions—The Bank/Broker-Dealer Investor Communication Solutions, Corporate Issuer Solutions and Mutual Fund and Retirement Solutions businesses operate within this segment. A large portion of Broadridge’s Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge®, Broadridge's innovative electronic proxy delivery and voting solution for institutional investors and financial advisors, helps ensure the participation of the largest stockholders of many companies. Broadridge also provides the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help its clients meet their regulatory compliance needs. In addition, Broadridge provides financial information distribution and transaction reporting services to both financial institutions and securities issuers. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance Broadridge's clients’ communications with investors. All of these communications are delivered through paper or electronic channels. In addition, Broadridge provides corporate issuers with registered proxy services as well as registrar, stock transfer and record-keeping services.

In July 2013, Broadridge acquired Bonaire Software Solutions, LLC (“Bonaire”), a leading provider of fee calculation, billing, and revenue and expense management solutions for asset managers including institutional asset managers, wealth managers, mutual funds, bank trusts, hedge funds and capital markets firms. The purchase price, which was finalized for purchase accounting working capital adjustments as of March 31, 2014, was $37.6 million, net of cash acquired.
In February 2014, Broadridge acquired Emerald Connect, LLC ("Emerald"), a leading provider of websites and related communications solutions for financial advisors. The purchase price was $60.0 million, net of cash acquired.

•
Securities Processing Solutions—Broadridge's Global Technology and Operations Solutions business operates within this segment and offers a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, and accounting. Broadridge's services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With multi-currency capabilities, Broadridge's Global Processing Solution supports real-time global trading of equity, option, mutual fund, and fixed income securities in established and emerging markets. In addition, Broadridge's business process outsourcing services allow broker-dealers to outsource certain administrative functions relating to clearing and settlement, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their businesses.

B. Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). These financial statements present the condensed consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “2014 Annual Report”) filed on August 7, 2014 with the Securities and Exchange Commission (the “SEC”). These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at September 30, 2014 and June 30, 2014, the results of its operations for the three months ended September 30, 2014 and 2013, and its cash flows for the three months ended September 30, 2014 and 2013.

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
F. Equity Method Investments. The Company's investments resulting in a 50% or less ownership interest are accounted for using the equity method of accounting when the ability to exercise significant influence is maintained by the Company. The Company's share of net income or losses of equity method investments is included in losses from equity method investments in Other expenses, net. Equity method investments are included in Other non-current assets. Equity method investments are reviewed for impairment by assessing if a decline in market value of the investment below the carrying value is other than temporary, which considers the intent and ability to retain the investment, the length of time and extent that the market value has been less than cost, and the financial condition of the investee.
G. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, in accordance with Accounting Standards Codification Topic (“ASC”) No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after September 30, 2014, through the date of issuance of the Condensed Consolidated Financial Statements. During this period, the Company did not have any subsequent events for disclosure.
NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for the Company in our first quarter of fiscal year 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU No. 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU No. 2014-09. The Company is currently evaluating the impact of the pending adoption of ASU No. 2014-09 on its consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU No. 2014-08"), to change the criteria for determining which disposals can be presented as discontinued operations and enhanced the related disclosure requirements. ASU No. 2014-08 is effective for the Company on a prospective basis in our first quarter of fiscal year 2016 with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Company is currently evaluating the impact of the pending adoption of ASU No. 2014-08 on its consolidated financial statements.
NOTE 3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented.
Diluted EPS reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and shares of restricted stock units have vested.
The computation of diluted EPS did not include 1.6 million options to purchase Broadridge common stock for the three months ended September 30, 2014, as the effect of their inclusion would have been anti-dilutive. For the three months ended

September 30, 2013, there were no options to purchase Broadridge common stock that would have been anti-dilutive to exclude from the computation of diluted EPS.
The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended September 30,
	2014	2013
Weighted-average shares outstanding:
Basic	119.8	119.1
Common stock equivalents	4.1	4.0
Diluted	123.9	123.1
NOTE 4. OTHER EXPENSES, NET
Other expenses, net consisted of the following:

	Three Months Ended September 30,
	2014	2013
	($ in millions)
Interest expense on borrowings	$6.2	$4.6
Interest income	(0.6)	(0.2)
Losses from equity method investments	1.5	—
Foreign currency exchange gain	—	(1.2)
Other, net	0.5	1.7
Other expenses, net	$7.6	$4.9
NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS
Accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1	Inputs that are based upon unadjusted quoted prices for identical instruments traded in active markets. Level 1 assets for the Company includes a money market deposit account (“MMDA account”).

Level 2	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly.

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

The following tables set forth the Company’s financial assets and liabilities at September 30, 2014 and June 30, 2014, respectively, that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$99.0	$—	$—	$99.0
Other current assets:
Available-for-sale equity securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale equity securities	22.8	—	1.1	23.9
Total as of September 30, 2014	$121.9	$—	$1.1	$123.0

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$138.9	$—	$—	$138.9
Other current assets:
Available-for-sale equity securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale equity securities	19.8	—	1.1	20.9
Total as of June 30, 2014	$158.8	$—	$1.1	$159.9
_____________

(1)	Money market funds include MMDA account balances of $74.8 million and $71.6 million as of September 30, 2014 and June 30, 2014, respectively.
The following table sets forth an analysis of changes during the three months ended September 30, 2014 and 2013, respectively, in Level 3 financial assets of the Company:

	September 30, 2014	September 30, 2013
	($ in millions)
Beginning balance	$1.1	$1.1
Net realized/unrealized gains (losses)	—	—
Purchases	—	—
Transfers in (out) of Level 3	—	—
Ending balance	$1.1	$1.1
The Company did not incur any Level 3 fair value asset impairments during the three months ended September 30, 2014 and 2013, respectively. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year. For the three months ended September 30, 2014 and 2013, respectively, there were no transfers between levels.
NOTE 6. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	September 30, 2014	June 30, 2014
	($ in millions)
Deferred client conversion and start-up costs	$133.9	$135.5
Deferred data center costs	46.4	44.9
Long-term investments	28.5	25.3
Long-term broker fees	7.8	8.7
Other	25.1	22.7
Total	$241.7	$237.1
NOTE 7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2014	June 30, 2014
	($ in millions)
Employee compensation and benefits	$90.9	$164.4
Accrued broker fees	36.5	62.0
Accrued income taxes	18.3	35.0
Accrued dividend payable	31.8	24.7
Other	12.5	20.5
Total	$190.0	$306.6
NOTE 8. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	September 30, 2014	June 30, 2014	Unused Available Capacity
		($ in millions)
Long-term debt
Fiscal 2015 Revolving Credit Facility	August 2019	$—	$—	$750.0
Fiscal 2007 Senior Notes	June 2017	124.6	124.6	—
Fiscal 2014 Senior Notes	September 2020	399.6	399.5	—
Total debt		$524.2	$524.1	$750.0
Fiscal 2015 Revolving Credit Facility: On August 14, 2014, the Company entered into an amended and restated $750.0 million five-year revolving credit facility (the “Fiscal 2015 Revolving Credit Facility”), which replaced the $500.0 million five-year revolving credit facility entered into in September 2012 (the "Fiscal 2012 Revolving Credit Facility"). The Fiscal 2015 Revolving Credit Facility is comprised of a $670.0 million U.S. dollar tranche and an $80.0 million multicurrency tranche.

Borrowings under the Fiscal 2015 Revolving Credit Facility initially bear interest at LIBOR plus 112.5 basis points (subject to a step-up to LIBOR plus 130 basis points or step-down to LIBOR plus 79.5 basis points based on the Company's credit ratings). The Fiscal 2015 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the unused portion of the facility, which totaled $0.1 million for the three months ended September 30, 2014. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2015 Revolving Credit Facility. During the quarter ended September 30, 2014, the Company expensed $0.1 million of issuance costs related to certain lenders from the 2012 Revolving Credit Facility that are not participating in the Fiscal 2015 Revolving Credit Facility. As of September 30, 2014, $2.3 million of debt issuance costs remain to be amortized (including $0.5 million of issuance costs from the Fiscal 2012 Revolving Credit Facility). Such costs are capitalized in Other non-current assets in the Condensed Consolidated Balance Sheets and are being amortized to Other expenses, net on a straight-line basis, which approximates the effective interest method, over the term of this facility.

The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal

2015 Revolving Credit Facility at any time. The Fiscal 2015 Revolving Credit Facility is subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At September 30, 2014, the Company is not aware of any instances of non-compliance with the financial covenants of the Fiscal 2015 Revolving Credit Facility.

  Fiscal 2007 Senior Notes: In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Fiscal 2007 Senior Notes”). The Fiscal 2007 Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Fiscal 2007 Senior Notes is payable semi-annually in arrears on June 1st and December 1st each year. The Fiscal 2007 Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Fiscal 2007 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At September 30, 2014, the Company is not aware of any instances of non-compliance with the covenants of the indenture governing the Fiscal 2007 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2007 Senior Notes upon a change of control triggering event. The Fiscal 2007 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2007 Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2007 Senior Notes. These costs have been capitalized and are being amortized to Other expenses, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. At September 30, 2014 and June 30, 2014, the accumulated amortization related to the Fiscal 2007 Senior Notes was $1.3 million and $1.3 million, respectively. During the fiscal year ended June 30, 2009, the Company purchased $125.0 million principal amount of the Fiscal 2007 Senior Notes (including $1.0 million unamortized bond discount) pursuant to a cash tender offer for such notes. The fair value of the fixed-rate Fiscal 2007 Senior Notes at September 30, 2014 and June 30, 2014 was $137.5 million and $139.1 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 5, “Fair Value of Financial Instruments”).
Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1st and September 1st each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At September 30, 2014, the Company is not aware of any instances of non-compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Fiscal 2014 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to Other expenses, net on a straight-line basis, which approximates the effective interest method, over the seven-year term. At September 30, 2014 and June 30, 2014, the accumulated amortization related to the Fiscal 2014 Senior Notes was $0.7 million and $0.6 million, respectively. The fair value of the fixed-rate Fiscal 2014 Senior Notes at September 30, 2014 and June 30, 2014 was $418.1 million and $426.6 million based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 5, “Fair Value of Financial Instruments”).
In addition, certain of the Company’s foreign subsidiaries have unsecured, uncommitted lines of credit with banks. As of September 30, 2014 and June 30, 2014, there were no outstanding borrowings under these lines of credit.
NOTE 9. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended September 30, 2014 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options (d)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at July 1, 2014	9,847,291	$23.73	1,866,408	$25.69	662,282	$26.30
Granted	26,260	40.67	28,220	38.47	38,294	30.23
Exercise of stock options (a)	(811,073)	18.93	—	—	—	—
Vesting of restricted stock units (b)	—	—	(980)	25.15	(5,210)	23.30
Expired/forfeited	(5,698)	17.67	(24,222)	27.04	(839)	27.25
Balances at September 30, 2014 (c)	9,056,780	$24.21	1,869,426	$25.87	694,527	$26.53
_____________

(a)	Stock options exercised during the period of July 1, 2014 through September 30, 2014 had an intrinsic value of $18.4 million.

(b)	Time-based and performance-based restricted stock units that vested during the period of July 1, 2014 through September 30, 2014 had a fair value of $0.2 million

(c)
As of September 30, 2014, the Company's outstanding "in the money" stock options using the September 30, 2014 closing stock price of $41.63 (approximately 5.9 million shares) had an aggregate intrinsic value of $121.1 million. As of September 30, 2014, time-based restricted stock units and performance-based restricted stock units expected to vest using the September 30, 2014 share price of $41.63 (approximately 1.7 million and 0.7 million shares, respectively) had an aggregate intrinsic value of $72.2 million and $28.4 million, respectively.

(d)	Stock options outstanding as of September 30, 2014 have a weighted-average remaining contractual life of 5.7 years and 5.9 million stock options are exercisable.
The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Exercise prices on options granted have been and continue to be set equal to the market price of the underlying shares on the date of the grant (except special stock option grants, some of which have a premium exercise price), with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $8.4 million and $4.8 million, respectively, as well as related tax benefits of $3.2 million and $1.8 million, respectively, was recognized for the three months ended September 30, 2014 and 2013, respectively.
As of September 30, 2014, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $12.0 million and $25.2 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 3.1 years and 1.3 years, respectively.
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
NOTE 10. INCOME TAXES
The Provision for income taxes and effective tax rates for the three months ended September 30, 2014 were $17.5 million and 35.0%, compared to $24.9 million and 35.9%, for the three months ended September 30, 2013, respectively. The decrease in the effective tax rate for the three months ended September 30, 2014 when compared to the comparable prior year period is primarily attributable to a lower U.S. state effective tax rate, partially offset by the geographical mix of income which negatively impacted the effective tax rate for the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013. The negative rate impact from the geographical mix of income was driven by a decrease in the percentage of lower taxed non-U.S. earnings as a percentage of total Earnings before income taxes when compared to the comparable prior year period.

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
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at September 30, 2014 are $425.9 million through fiscal year 2022, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company's technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at September 30, 2014 are $45.9 million through fiscal year 2024, the final year of the contract.

In July 2014, the Company entered into an agreement providing for a capital commitment of $7.5 million to be made by the Company into an equity method investment.  The Company contributed $1.8 million to this investment during the three months ended September 30, 2014, and has a remaining commitment of $5.7 million through June 30, 2015.
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of September 30, 2014 and June 30, 2014, respectively. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
Our business process outsourcing and mutual fund processing services are performed by a securities broker-dealer, Broadridge Business Process Outsourcing, LLC ("BBPO"). BBPO is registered with the SEC, is a member of Financial Industry Regulatory Authority, Inc. (“FINRA”), and is required to participate in the Securities Investor Protection Corporation ("SIPC"). Although BBPO's FINRA membership agreement allows it to engage in clearing, and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. BBPO is subject to regulations concerning many aspects of its business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of its business or disqualification of its directors, officers or employees. Recently, there has been increased regulatory scrutiny of the securities industry including the outsourcing by firms of their operations or functions. This oversight could result in the future enactment of more restrictive laws or rules with respect to business process outsourcing. In addition, MG Trust Company, LLC (“MG Trust Company”), a subsidiary of Matrix, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. MG Trust Company operates pursuant to the rules and regulations of the Colorado Division of Banking.
NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income for the three months ended September 30, 2014, and 2013, respectively:

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at July 1, 2014	$13.6	$1.9	$(5.2)	$10.3
Other comprehensive income before reclassifications	(4.5)	(0.1)	—	(4.6)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balances at September 30, 2014	$9.1	$1.8	$(5.2)	$5.7

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at July 1, 2013	$7.6	$1.1	$(4.5)	$4.2
Other comprehensive income before reclassifications	(1.7)	(0.1)	—	(1.8)
Amounts reclassified from accumulated other comprehensive income	—	—	0.1	0.1
Balances at September 30, 2013	$5.9	$1.0	$(4.4)	$2.5
The following table summarizes the reclassifications out of accumulated other comprehensive income:

	Three Months Ended September 30,
	2014	2013
	($ in millions)
Pension and Post-retirement liabilities:
Amortization of loss reclassified into Selling, general and administrative expenses	$0.1	$0.1
Tax income	(0.1)	—
Amortization of loss net of tax	$—	$0.1
NOTE 13. INTERIM FINANCIAL DATA BY SEGMENT
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
In connection with an organizational change made in 2014 in order to further align and enhance our portfolio of services, certain discrete services that were previously reported in our Securities Processing Solutions reportable segment are now reported within the Investor Communication Solutions reportable segment.  As a result, our prior period segment results have been revised to reflect this change in reporting segments.

Segment results:

	Revenues
	Three Months Ended September 30,
	2014	2013
	($ in millions)
Investor Communication Solutions	$394.4	$379.1
Securities Processing Solutions	162.6	165.8
Foreign currency exchange	(1.2)	0.3
Total	$555.8	$545.2

	Earnings (Loss) before Income Taxes
	Three Months Ended September 30,
	2014	2013
	($ in millions)
Investor Communication Solutions	$37.7	$40.4
Securities Processing Solutions	25.9	32.2
Other	(17.8)	(8.0)
Foreign currency exchange	4.2	4.7
Total	$50.0	$69.3

* * * * * * *

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “2014 Annual Report”) for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and the 2014 Annual Report. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.
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
In fiscal year 2014, we acquired Emerald Connect, LLC ("Emerald"), a leading provider of websites and related communications solutions for financial advisors.
Securities Processing Solutions
Our Global Technology and Operations Solutions business operates within this segment and offers a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, and accounting. Our services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With multi-currency capabilities, our Global Processing Solution supports real-time global trading of equity, option, mutual fund, and fixed income securities in established and emerging markets. In addition, our business process outsourcing services allow broker-dealers to outsource certain administrative functions relating to clearing and settlement, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their businesses.
Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). These Condensed Consolidated Financial Statements present the condensed consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. All material intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2014 in the 2014 Annual Report on Form 10-K filed with the SEC on August 7, 2014.
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

Critical Accounting Policies
In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Management continually evaluates the accounting policies and estimates used to prepare the Condensed Consolidated Financial Statements. The estimates, by their nature, are based on judgment, available information, and historical experience and are believed to be reasonable. However, actual amounts and results could differ from these estimates made by management. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in the “Critical Accounting Policies” section of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2014 Annual Report on Form 10-K.
Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
The following references are utilized in the discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments:
“Acquisition Amortization and Other Costs” represents amortization charges associated with intangible assets as well as other deal costs associated with the Company’s acquisitions.
“Net New Business” refers to recurring revenue closed sales less recurring revenue client losses.
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

Event-driven fee revenues are based on the number of special events and corporate transactions we process. Event-driven activity is impacted by financial market conditions and changes in regulatory compliance requirements, resulting in fluctuations in the timing and levels of event-driven fee revenues. As such, the timing and level of event-driven activity and its potential impact on revenues and earnings is difficult to forecast.
Distribution cost of revenues consists primarily of postage-related expenses incurred in connection with our Investor Communication Solutions segment. These costs are reflected in Cost of Revenues.
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the three months ended September 30, 2014, mutual fund proxy fee revenues were 37% lower than the three months ended September 30, 2013. During fiscal years 2014 and 2013, mutual fund proxy fee revenues were 31% and 54%

higher, respectively, than the prior fiscal year. During fiscal year 2012, mutual fund proxy revenues were 28% lower than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
The Company tracks actual revenues achieved during the first year that the client contract is fully implemented and compares this to the amount that was included in the Company’s previously reported closed sales amount. The Company adjusts the current year closed sales amount for any difference between the prior year’s reported closed sales amount and the actual revenues achieved in the first year of the applicable contract. Closed sales were adjusted by $(1.4) million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively. Recurring revenue closed sales were adjusted by $(1.4) million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively. Event-driven revenue closed sales were not adjusted for the three months ended September 30, 2014 and 2013.
Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended September 30, 2014 and 2013, and the dollar and percentage changes between periods:

	Three Months Ended September 30,
			Change
	2014	2013	$	%
	($ in millions, except per share amounts)
Revenues	$555.8	$545.2	$10.6	2
Cost of revenues	406.5	397.5	9.0	2
Selling, general and administrative expenses	91.7	73.5	18.2	25
Other expenses, net	7.6	4.9	2.7	55
Total expenses	505.8	475.9	29.9	6
Earnings before income taxes	50.0	69.3	(19.3)	(28)
Margin	9.0%	12.7%		(3.7)	pts
Provision for income taxes	17.5	24.9	(7.4)	(30)
Effective tax rate	35.0%	35.9%		(0.9)	pts
Net earnings	$32.5	$44.4	$(11.9)	(27)
Basic earnings per share	$0.27	$0.37	$(0.10)	(27)
Diluted earnings per share	$0.26	$0.36	$(0.10)	(28)

Revenues. Revenues for the three months ended September 30, 2014 were $555.8 million, an increase of $10.6 million, or 2%, compared to $545.2 million for the three months ended September 30, 2013. The $10.6 million increase was driven by higher recurring fee revenues of $14.5 million, or 4% increase, and higher distribution revenues of $3.3 million, or 2% increase. The positive contribution from recurring fee revenues reflected gains from Net New Business and acquisitions. Event-

driven fee revenues were $34.9 million, a decrease of $5.7 million, compared to $40.6 million for the three months ended September 30, 2013. Fluctuations in foreign currency exchange rates negatively impacted revenues by $1.5 million.
Closed sales for the three months ended September 30, 2014 were $42.8 million, an increase of $22.2 million, or 108%, compared to $20.6 million for the three months ended September 30, 2013. Recurring revenue closed sales for the three months ended September 30, 2014 were $32.3 million, an increase of $17.2 million, or 114%, compared to $15.1 million for the three months ended September 30, 2013. Event-driven revenue closed sales for the three months ended September 30, 2014 were $10.5 million, an increase of $5.0 million, or 91%, compared to $5.5 million for the three months ended September 30, 2013.
Total Expenses. Total expenses for the three months ended September 30, 2014 were $505.8 million, an increase of $29.9 million, or 6%, compared to $475.9 million for the three months ended September 30, 2013. Cost of revenues were higher by $9.0 million, or 2%, Selling, general and administrative expenses were higher by $18.2 million, or 25%, and Other expenses, net increased by $2.7 million, or 55%.
Cost of revenues for the three months ended September 30, 2014 were $406.5 million, an increase of $9.0 million, or 2%, compared to $397.5 million for the three months ended September 30, 2013. The increase reflects higher costs of $3.6 million related to acquisitions and higher distribution cost of revenues of $5.6 million. Fluctuations in foreign currency exchange rates decreased cost of fee revenues by $1.0 million.
Selling, general and administrative expenses for the three months ended September 30, 2014 were $91.7 million, an increase of $18.2 million, or 25%, compared to $73.5 million for the three months ended September 30, 2013. The increase was primarily related to higher commissions of $4.0 million due to the growth in closed sales as discussed above, higher performance-based compensation expenses of $4.0 million, higher selling and marketing expenses of $2.1 million as the Company continues to focus on increasing its sales capabilities, and $1.8 million in expenses from acquisitions. Also contributing to the increase was a $3.3 million credit in the prior period due to a decrease in the fair value of our obligations under contingent acquisition consideration arrangements.
Other expenses, net for the three months ended September 30, 2014 were $7.6 million, an increase of $2.7 million, or 55%, compared to $4.9 million for the three months ended September 30, 2013, mainly reflecting higher interest expense of $1.6 million related to our borrowings and $1.5 million related to losses in equity method investments.
Earnings before Income Taxes. Earnings before income taxes for the three months ended September 30, 2014 were $50.0 million, a decrease of $19.3 million, or 28%, compared to $69.3 million for the three months ended September 30, 2013. The decrease is mainly due to higher selling, general, and administrative expenses as discussed above. Pre-tax margins decreased to 9.0% for the three months ended September 30, 2014, compared to 12.7% for the three months ended September 30, 2013.
Provision for Income Taxes. The Provision for income taxes and effective tax rates for the three months ended September 30, 2014 were $17.5 million and 35.0%, compared to $24.9 million and 35.9%, for the three months ended September 30, 2013. The decrease in the effective tax rate for the three months ended September 30, 2014 when compared to the comparable prior year period is primarily attributable to a lower U.S. state effective tax rate, partially offset by the geographical mix of income which negatively impacted the effective tax rate for the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013. The negative rate impact from the geographical mix of income was driven by a decrease in the percentage of lower taxed non-U.S. earnings as a percentage of total Earnings before income taxes when compared to the comparable prior year period.
Net Earnings and Basic and Diluted Earnings per Share. Net earnings for the three months ended September 30, 2014 were $32.5 million, a decrease of $11.9 million, or 27%, compared to $44.4 million for the three months ended September 30, 2013. The decrease in Net earnings primarily reflects higher selling, general and administrative expenses as discussed above.
Basic and Diluted earnings per share for the three months ended September 30, 2014 were $0.27 and $0.26, a decrease of $0.10 and $0.10, or 27% and 28%, respectively, compared to $0.37 and $0.36 for the three months ended September 30, 2013, respectively.
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
In connection with an organizational change made in 2014 in order to further align and enhance our portfolio of services, certain discrete services that were previously reported in our Securities Processing Solutions reportable segment are now reported within the Investor Communication Solutions reportable segment.  As a result, our prior period segment results have been revised to reflect this change in reporting segments.
Revenues

	Three Months Ended September 30,
			Change
	2014	2013	$	%
	($ in millions)
Investor Communication Solutions	$394.4	$379.1	$15.3	4
Securities Processing Solutions	162.6	165.8	(3.2)	(2)
Foreign currency exchange	(1.2)	0.3	(1.5)	*
Total	$555.8	$545.2	$10.6	2

* Not Meaningful
Earnings (Loss) Before Income Taxes

	Three Months Ended September 30,
			Change
	2014	2013	$	%
	($ in millions)
Investor Communication Solutions	$37.7	$40.4	$(2.7)	(7)
Securities Processing Solutions	25.9	32.2	(6.3)	(20)
Other	(17.8)	(8.0)	(9.8)	(123)
Foreign currency exchange	4.2	4.7	(0.5)	(11)
Total	$50.0	$69.3	$(19.3)	(28)
Investor Communication Solutions

	Three Months Ended September 30,
			Change
	2014	2013	$	%
	($ in millions)
Recurring fee revenues	$195.6	$177.9	$17.7	10
Event-driven fee revenues	34.9	40.6	(5.7)	(14)
Distribution revenues	163.9	160.6	3.3	2
Total	$394.4	$379.1	$15.3	4

Revenues. Investor Communication Solutions segment’s Revenues for the three months ended September 30, 2014 were $394.4 million, an increase of $15.3 million, or 4%, compared to $379.1 million for the three months ended September 30, 2013. The increase was attributable to higher recurring fee revenues which contributed $17.7 million, and higher distribution revenues which contributed $3.3 million, slightly offset by a $5.7 million decrease in event-driven revenues.
Higher recurring fee revenues were driven by Net New Business, acquisitions and higher internal growth from market-based activities primarily due to position growth. During the first fiscal quarter, position growth for mutual fund interim communications and annual equity proxy communications were positive 8% and 7%, respectively, as compared to the same period in the prior year. Although these indicators were positive, the first three months results are not necessarily indicative of our full-year results due to the seasonality of our business. Distribution revenues for the three months ended September 30, 2014 were $163.9 million, an increase of $3.3 million, or 2%, compared to $160.6 million for the three months ended September 30, 2013 driven by a change in mix of business.
Earnings before Income Taxes. Earnings before income taxes for the three months ended September 30, 2014 were $37.7 million, a decrease of $2.7 million, or 7%, compared to $40.4 million for the three months ended September 30, 2013. Pre-tax margins decreased by 1.1 percentage points to 9.6% mainly due to higher commissions and the continued expansion of our sales capabilities, which more than offset our contributions from the growth in revenues.
Securities Processing Solutions
Revenues. Securities Processing Solutions segment’s Revenues for the three months ended September 30, 2014 were $162.6 million, a decrease of $3.2 million, or 2%, compared to $165.8 million for the three months ended September 30, 2013. The decrease was the result of lower internal growth primarily from trading related support activities slightly offset by higher Net New Business.
Earnings before Income Taxes. Earnings before income taxes for the three months ended September 30, 2014 were $25.9 million, a decrease of $6.3 million, or 20%, compared to $32.2 million for the three months ended September 30, 2013. Pre-tax margins decreased by 3.5 percentage points to 15.9% primarily as a result of higher performance-based compensation expenses, the continued expansion of our sales capabilities and other investments, and lower revenues.
Other
Revenues. There were no significant reportable Revenues in our Other segment for the periods presented.
Loss before Income Taxes. Loss before income taxes was $17.8 million for the three months ended September 30, 2014, an increase of $9.8 million, compared to $8.0 million for the three months ended September 30, 2013. The increased loss was mainly due to a $6.8 million increase in performance-based compensation expenses, a $3.3 million decrease in the three month period ended September 30, 2013 in the fair value of our obligations under contingent acquisition consideration arrangements, higher interest expense of $1.6 million on our long-term borrowings, slightly offset by a $1.2 million decrease in foreign currency exchange gains.
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
We provide our Net earnings and Diluted earnings per share information on an adjusted basis to exclude the impact of certain costs, expenses, gains and losses and other specified items that due to their significant nature are evaluated on an individual basis. These items are excluded from our GAAP results because we believe this information helps our investors understand the effect of these significant items on our reported results and, therefore, will provide a better representation of our performance. These Non-GAAP financial measures should be viewed in addition to, and not as a substitute for, our reported results presented in accordance with GAAP. Our fiscal year 2015 and fiscal year 2014 Non-GAAP results exclude the impact of Acquisition Amortization and Other Costs.
Set forth below is a reconciliation of Adjusted net earnings (Non-GAAP) to the comparable GAAP measure:

	Three Months Ended September 30,
	2014	2013
	($ in millions)
Adjusted net earnings (Non-GAAP)	$36.7	$48.1
Adjustments:
Acquisition Amortization and Other Costs	(6.4)	(5.8)
Tax impact of adjustments	2.2	2.1
Net earnings (GAAP)	$32.5	$44.4
Set forth below is a reconciliation of Adjusted diluted earnings per share (Non-GAAP) to the comparable GAAP measure:

	Three Months Ended September 30,
	2014	2013
	($ in millions)
Adjusted diluted earnings per share (Non-GAAP)	$0.30	$0.39
Adjustments:
Acquisition Amortization and Other Costs	(0.05)	(0.05)
Tax impact of adjustments	0.02	0.02
Diluted earnings per share (GAAP)	$0.26	$0.36
Note: Amounts in the table above may not sum to totals due to rounding.
We also provide information on our Free cash flows because we believe this information helps our investors understand the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investments. The Company defines Free cash flows to exclude capital expenditures and software purchases from our GAAP net operating activity cash flow results.
Set forth below is a reconciliation of Free cash flows (Non-GAAP) to the comparable GAAP measure:

	Three Months Ended September 30,
	2014	2013
	($ in millions)
Free cash flows provided by (used in) operating activities (Non-GAAP)	$9.7	$(18.7)
Adjustment:
Capital expenditures and software purchases	7.4	13.3
Net cash flows provided by (used in) operating activities (GAAP)	$17.1	$(5.4)
Financial Condition, Liquidity and Capital Resources
At September 30, 2014, Cash and cash equivalents were $331.3 million and Total stockholders’ equity was $971.0 million. At September 30, 2014, working capital was $411.6 million, compared to $396.2 million at June 30, 2014. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, marketable securities and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.

As of September 30, 2014, $182.6 million of the $331.3 million of Cash and cash equivalents were held by our foreign subsidiaries, and $40.9 million of Cash and cash equivalents were held by regulated entities. We expect existing domestic cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our current plans do not demonstrate a need to repatriate them to fund our U.S. operations, as we consider these funds to be permanently reinvested outside the U.S.
At September 30, 2014, the Company had $524.2 million outstanding Long-term debt, consisting of $124.6 million principal amount of senior notes due June 2017 and $399.6 million principal amount of senior notes due September 2020. These senior notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. Interest on the senior notes due 2017 is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%. Interest on the senior notes due 2020 is payable semiannually on March 1st and September 1st each year based on a fixed per annum rate equal to 3.95%.
On August 14, 2014, the Company entered into an amended and restated $750.0 million five-year revolving credit facility (the “Fiscal 2015 Revolving Credit Facility”), which replaced the $500.0 million five-year revolving credit facility entered into in September 2012 (the "Fiscal 2012 Revolving Credit Facility"). The Fiscal 2015 Revolving Credit Facility is comprised of a $670.0 million U.S. dollar tranche and an $80.0 million multicurrency tranche. Borrowings under the Fiscal 2015 Revolving Credit Facility bear interest at LIBOR plus 112.5 basis points. The Fiscal 2015 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the unused portion of the facility, which totaled $0.1 million for the three months ended September 30, 2014. As of September 30, 2014, the Company had no outstanding borrowings on the Fiscal 2015 Revolving Credit Facility.
Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain ratios.
Based upon current and anticipated levels of operation, management believes that the Company’s cash on hand and cash flows from operations, combined with borrowings available under credit facilities, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, capital expenditures and working capital needs. Please refer to the discussion of net cash flows used in financing activities in the following section for more detail regarding the Company’s financing activities.
Cash Flows
Net cash flows provided by operating activities were $17.1 million for the three months ended September 30, 2014 compared to $5.4 million in net cash flows used in operating activities during the three months ended September 30, 2013. The increase in cash provided by operating activities of $22.5 million is primarily due to the collection of a $26.1 million tax refund by a Canadian subsidiary resulting from the prior settlement and execution of the Advanced Pricing Agreement with the Internal Revenue Service and the Canadian Revenue Authority.

Free cash flows provided by operating activities were $9.7 million for the three months ended September 30, 2014 compared to $18.7 million in Free cash flows used in operating activities during the three months ended September 30, 2013. The increase of $28.4 million was driven by an increase in net cash flows provided by operating activities of $22.5 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, coupled with decreased capital expenditures and software purchases of $5.9 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.
Net cash flows used in investing activities for the three months ended September 30, 2014 were $9.2 million, a decrease of $41.8 million compared to $51.0 million in net cash flows used in investing activities for the three months ended September 30, 2013. The decrease primarily reflects lower spending of $37.7 million on acquisitions and lower capital expenditures and software purchases of $5.9 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Net cash flows used in financing activities for the three months ended September 30, 2014 were $21.6 million, a decrease of $5.7 million compared to $27.3 million in net cash flows used in financing activities for the three months ended September 30, 2013. The decreased use of cash in the three months ended September 30, 2014 primarily reflects an increase of $9.5 million of proceeds from the exercise of stock options coupled with an increase of $4.2 million in excess tax benefits from the issuance of stock-based compensation awards in the current year three month period compared to the prior year slightly offset by an increase in the repurchases of common stock of $7.2 million and a $3.7 million increase in dividend payments in the current year three month period compared to the prior year.
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
Income Taxes
Our effective tax rate for the three months ended September 30, 2014 was 35.0%, compared to 35.9%, for the three months ended September 30, 2013. The decrease in the effective tax rate for the three months ended September 30, 2014 when compared to the comparable prior year period is primarily attributable to a lower U.S. state effective tax rate, partially offset by the geographical mix of income which negatively impacted the effective tax rate for the three month period ended September 30, 2014 relative to the three month period ended September 30, 2013. The negative rate impact from the geographical mix of income was driven by a decrease in the percentage of lower taxed non-U.S. earnings as a percentage of total Earnings before income taxes when compared to the comparable prior year period.
Contractual Obligations
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at September 30, 2014 are $425.9 million through fiscal year 2022, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company's business process outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at September 30, 2014 are $45.9 million through fiscal year 2024, the final year of the contract.
In July 2014, the Company entered into an agreement providing for a capital commitment of $7.5 million to be made by the Company into an equity method investment.  The Company contributed $1.8 million to this investment during the three months ended September 30, 2014, and has a remaining commitment of $5.7 million through June 30, 2015.
Other Commercial Agreements
The Company’s Fiscal 2015 Revolving Credit Facility has an available capacity of $750.0 million. This revolving credit facility had no outstanding borrowings at September 30, 2014.

Certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at September 30, 2014.
Off-balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at September 30, 2014 or at June 30, 2014. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.
Recently-issued Accounting Pronouncements
Please refer to Note 2. “New Accounting Pronouncements” to our Financial Statements under Item 1. of Part I of this Quarterly Report on Form 10-Q for a discussion on the impact of new accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business process outsourcing and mutual fund processing services are performed by a securities broker-dealer, Broadridge Business Process Outsourcing, LLC (“BBPO”). BBPO is registered with the SEC, is a member of FINRA and is required to participate in the Securities Investor Protection Corporation (“SIPC”). Although BBPO’s FINRA membership agreement allows it to engage in clearing, and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. BBPO is subject to regulations concerning many aspects of its business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or Financial Industry Regulatory Authority, Inc. authorization granted to allow the operation of its business or disqualification of its directors, officers or employees. Recently, there has been increased regulatory scrutiny of the securities industry including the outsourcing by firms of their operations or functions. This oversight could result in the future enactment of more restrictive laws or rules with respect to business process outsourcing. In addition, MG Trust Company, LLC (“MG Trust Company”), a subsidiary of Matrix, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. MG Trust Company operates pursuant to the rules and regulations of the Colorado Division of Banking.
As of September 30, 2014, none of our total $524.2 million in debt outstanding is based on floating interest rates. Our Fiscal 2015 Revolving Credit Facility had no outstanding borrowings as of September 30, 2014, and the interest rate is based on LIBOR plus 112.5 basis points.

Item 4.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2014 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A. to Part I in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed on August 7, 2014. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2014 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our first fiscal quarter ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans (1)
July 1, 2014 - July 31, 2014	—	$—	—	—
August 1, 2014 - August 31, 2014	141,790	42.34	141,790	9,819,349
September 1, 2014 - September 30, 2014	209,638	42.95	209,638	9,609,711
Total	351,428	$42.70	351,428
_____________

(1)
On August 6, 2014, the Board of Directors authorized the repurchase of up to an additional 6,200,000 shares of the Company's common stock. During the fiscal quarter ended September 30, 2014, the Company repurchased 351,428 shares of common stock at an average price per share $42.70. The share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors. At September 30, 2014, the Company had 9,609,711 shares available for repurchase under its share repurchase program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Broadridge Executive Retirement and Savings Plan ("ERSP"), adopted August 1, 2014, effective January 1, 2015.

10.2	Amendment to the Broadridge Executive Deferred Compensation Program ("EDCP"), adopted August 1, 2014, effective December 31, 2014.

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2014 and 2013, (ii) condensed consolidated statements of comprehensive income for the three months ended September 30, 2014 and 2013, (iii) condensed consolidated balance sheets as of September 30, 2014 and June 30, 2014, (iv) condensed consolidated statements of cash flows for the three months ended September 30, 2014 and 2013, and (v) the notes to the condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: November 6, 2014	By:	/s/ James M. Young
James M. Young
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Broadridge Executive Retirement and Savings Plan ("ERSP"), adopted August 1, 2014, effective January 1, 2015.

10.2	Amendment to the Broadridge Executive Deferred Compensation Program ("EDCP"), adopted August 1, 2014, effective December 31, 2014.

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2014 and 2013, (ii) condensed consolidated statements of comprehensive income for the three months ended September 30, 2014 and 2013, (iii) condensed consolidated balance sheets as of September 30, 2014 and June 30, 2014, (iv) condensed consolidated statements of cash flows for the three months ended September 30, 2014 and 2013, and (v) the notes to the condensed consolidated financial statements.