Form 10-Q
period 2014-12-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2015-02-05
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
OR

¬	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ¬
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ¬
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	¬

Non-accelerated filer	¬ (Do not check if a smaller reporting company)	Smaller reporting company	¬
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ¬    No  ☒
The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of January 31, 2015 was 120,863,258.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenues	$574.6	$520.6	$1,130.4	$1,065.8
Cost of revenues	414.0	385.1	820.5	782.6
Selling, general and administrative expenses	101.1	86.0	192.8	159.5
Other expenses, net	7.9	6.8	15.5	11.7
Total expenses	523.0	477.9	1,028.8	953.8
Earnings before income taxes	51.6	42.7	101.6	112.0
Provision for income taxes	16.9	15.1	34.4	40.0
Net earnings	$34.7	$27.6	$67.2	$72.0
Basic earnings per share	$0.29	$0.23	$0.56	$0.60
Diluted earnings per share	$0.28	$0.22	$0.54	$0.58
Weighted-average shares outstanding:
Basic	120.2	119.2	120.0	119.1
Diluted	124.4	124.1	124.2	123.6
Dividends declared per common share	$0.27	$0.21	$0.54	$0.42

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net earnings	$34.7	$27.6	$67.2	$72.0
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(11.4)	5.0	(15.9)	3.3
Net unrealized gains on available-for-sale securities, net of taxes of $0.0 and $(0.4) for the three months ended December 31, 2014 and 2013, respectively; and $0.0 and $(0.4) for the six months ended December 31, 2014 and 2013, respectively	0.1	0.6	—	0.5
Pension and post-retirement liability adjustment, net of taxes of $0.0 and $(0.1) for the three months ended December 31, 2014 and 2013, respectively; and $(0.1) and $(0.1) for the six months ended December 31, 2014 and 2013, respectively	0.1	—	0.1	0.1
Total other comprehensive income (loss), net	(11.2)	5.6	(15.8)	3.9
Comprehensive income	$23.5	$33.2	$51.4	$75.9

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	December 31, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$314.1	$347.6
Accounts receivable, net of allowance for doubtful accounts of $2.6 and $3.3, respectively	366.6	424.8
Other current assets	99.7	108.2
Total current assets	780.4	880.6
Property, plant and equipment, net	82.2	88.3
Goodwill	874.0	856.1
Intangible assets, net	125.0	130.0
Other non-current assets	238.2	237.1
Total assets	$2,099.8	$2,192.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$93.5	$116.3
Accrued expenses and other current liabilities	206.9	306.6
Deferred revenues	59.3	61.5
Total current liabilities	359.7	484.4
Long-term debt	524.3	524.1
Deferred taxes	51.0	62.4
Deferred revenues	76.2	59.0
Other non-current liabilities	105.9	100.5
Total liabilities	1,117.1	1,230.4
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.5 and 154.5 shares, respectively; outstanding, 120.5 and 119.5 shares, respectively	1.6	1.6
Additional paid-in capital	835.7	810.7
Retained earnings	976.2	973.9
Treasury stock, at cost: 34.0 and 35.0 shares, respectively	(825.3)	(834.8)
Accumulated other comprehensive income (loss)	(5.5)	10.3
Total stockholders’ equity	982.7	961.7
Total liabilities and stockholders’ equity	$2,099.8	$2,192.1

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended December 31,
	2014	2013
Cash Flows From Operating Activities
Net earnings	$67.2	$72.0
Adjustments to reconcile Net earnings to Net cash flows provided by (used in) operating activities:
Depreciation and amortization	24.0	22.2
Amortization of acquired intangibles	11.5	10.9
Amortization of other assets	15.3	13.3
Stock-based compensation expense	19.6	14.7
Deferred income taxes	(11.4)	(3.2)
Excess tax benefits from the issuance of stock-based compensation awards	(10.6)	(2.7)
Other	4.8	1.5
Changes in operating assets and liabilities:
Current assets and liabilities:
Decrease in Accounts receivable, net	60.1	109.5
(Increase) decrease in Other current assets	7.7	(8.7)
Decrease in Accounts payable	(22.0)	(46.4)
Decrease in Accrued expenses and other current liabilities	(96.4)	(96.1)
Increase (decrease) in Deferred revenues	(3.8)	1.8
Non-current assets and liabilities:
Increase in Other non-current assets	(21.0)	(16.4)
Increase in Other non-current liabilities	25.8	18.5
Net cash flows provided by operating activities	70.8	90.9
Cash Flows From Investing Activities
Capital expenditures	(13.9)	(23.7)
Purchases of intangibles	(1.9)	(7.1)
Equity method investment	(3.5)	—
Acquisitions, net of cash acquired	(31.6)	(37.7)
Net cash flows used in investing activities	(50.9)	(68.5)
Cash Flows From Financing Activities
Proceeds from issuance of bonds, net of discounts	—	399.5
Payments on Long-term debt	—	(400.0)
Excess tax benefits from the issuance of stock-based compensation awards	10.6	2.7
Dividends paid	(57.6)	(46.5)
Purchases of Treasury stock	(25.1)	(13.4)
Proceeds from exercise of stock options	29.6	11.7
Costs related to amendment of revolving credit facility	(1.9)	—
Costs related to issuance of bonds	—	(4.3)
Net cash flows used in financing activities	(44.4)	(50.3)
Effect of exchange rate changes on Cash and cash equivalents	(9.0)	2.2
Net change in Cash and cash equivalents	(33.5)	(25.7)
Cash and cash equivalents, beginning of period	347.6	266.0
Cash and cash equivalents, end of period	$314.1	$240.3
Supplemental disclosure of cash flow information:
Cash payments made for interest	$11.7	$4.9
Cash payments made for income taxes	$68.1	$92.4
Non-cash investing and financing activities:
Dividends payable	$7.3	$3.6
Property, plant and equipment	$—	$0.1

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation, is a leading global provider of investor communication solutions and securities processing and business process outsourcing services to the financial services industry. In the second quarter of fiscal year 2015, the Company changed the name of its Secuirities Processing Solutions segment to the Global Technology and Operations segment. The Company classifies its operations into the following two reportable segments:

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

•
Global Technology and Operations (formerly known as Securities Processing Solutions)—Broadridge's Global Technology and Operations business offers a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, and accounting. Broadridge's services help financial institutions and investment managers efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With multi-currency capabilities, Broadridge's Global Processing Solution supports real-time global trading of equity, option, mutual fund, and fixed income securities in established and emerging markets. In addition, Broadridge's business process outsourcing services allow broker-dealers to outsource certain administrative functions relating to clearing and settlement, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their businesses.

In December 2014, Broadridge acquired TwoFour Systems LLC (“TwoFour Systems”), a provider of real-time foreign exchange solutions for banks and broker-dealers. The purchase price was $31.6 million.
B. Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). These financial statements present the condensed consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “2014 Annual Report”) filed on August 7, 2014 with the Securities and Exchange Commission (the “SEC”). These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at December 31, 2014 and June 30, 2014, the results of its operations for the three and six months ended December 31, 2014 and 2013, and its cash flows for the six months ended December 31, 2014 and 2013.
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
G. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, in accordance with Accounting Standards Codification Topic (“ASC”) No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after December 31, 2014, through the date of issuance of the Condensed Consolidated Financial Statements. During this period, the Company did not have any subsequent events for disclosure.
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
In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU No. 2014-08"), to change the criteria for determining which disposals can be presented as discontinued operations and enhanced the related disclosure requirements. ASU No. 2014-08 is effective for the Company on a prospective basis in our first quarter of fiscal year 2016 with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The impact of adopting ASU No. 2014-08 is dependent upon the nature of dispositions, if any, after adoption.

NOTE 3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented.
Diluted EPS reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and shares of restricted stock units have vested.
The computation of diluted EPS did not include 0.3 million and 0.1 million options to purchase Broadridge common stock for the three months ended December 31, 2014, and 2013, respectively, and 0.9 million and 0.1 million options to purchase Broadridge common stock for the six months ended December 31, 2014, and 2013, respectively, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Weighted-average shares outstanding:
Basic	120.2	119.2	120.0	119.1
Common stock equivalents	4.2	4.9	4.2	4.5
Diluted	124.4	124.1	124.2	123.6
NOTE 4. OTHER EXPENSES, NET
Other expenses, net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	($ in millions)
Interest expense on borrowings	$6.2	$6.2	$12.4	$10.8
Interest income	(0.8)	(0.5)	(1.4)	(0.7)
Losses from equity method investments	1.9	—	3.4	—
Foreign currency exchange (gain) loss	0.2	0.6	0.2	(0.6)
Other, net	0.4	0.5	0.9	2.2
Other expenses, net	$7.9	$6.8	$15.5	$11.7
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
During the second quarter of fiscal year 2015, the Company acquired one business in the Global Technology and Operations segment:
TwoFour Systems
In December 2014, the Company acquired TwoFour Systems, a provider of real-time foreign exchange solutions for banks and broker-dealers. The purchase price was $31.6 million. Net liabilities assumed in the transaction were $2.6 million. In addition, the Company recorded a $1.1 million liability for the fair value of potential additional cash payments, which are payable over the next three years contingent upon the achievement by the acquired business of certain revenue and earnings targets. This acquisition resulted in $24.9 million of Goodwill. Intangible assets acquired, which totaled $10.4 million, consist primarily of acquired software technology and customer relationships, which are being amortized over a seven-year life and ten-year life, respectively. The results of TwoFour Systems' operations were included in the Company’s Condensed

Consolidated Financial Statements in this Quarterly Report on Form 10-Q from the date of acquisition. The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of TwoFour Systems' assets and liabilities. Pro forma supplemental financial information is not provided as the impact of the acquisition on the Company’s operating results, financial position or cash flows was not material.
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
The following tables set forth the Company’s financial assets and liabilities at December 31, 2014 and June 30, 2014, respectively, that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$86.8	$—	$—	$86.8
Other current assets:
Available-for-sale equity securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale equity securities	23.2	—	1.1	24.3
Total as of December 31, 2014	$110.1	$—	$1.1	$111.2

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$138.9	$—	$—	$138.9
Other current assets:
Available-for-sale equity securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale equity securities	19.8	—	1.1	20.9
Total as of June 30, 2014	$158.8	$—	$1.1	$159.9
_____________

(1)	Money market funds include MMDA account balances of $55.2 million and $71.6 million as of December 31, 2014 and June 30, 2014, respectively.
The following table sets forth an analysis of changes during the six months ended December 31, 2014 and 2013, respectively, in Level 3 financial assets of the Company:

	December 31, 2014	December 31, 2013
	($ in millions)
Beginning balance	$1.1	$1.1
Net realized/unrealized gains (losses)	—	—
Purchases	—	—
Transfers in (out) of Level 3	—	—
Ending balance	$1.1	$1.1
The Company did not incur any Level 3 fair value asset impairments during the six months ended December 31, 2014 and 2013, respectively. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year. For the six months ended December 31, 2014 and 2013, respectively, there were no transfers between levels.
NOTE 7. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	December 31, 2014	June 30, 2014
	($ in millions)
Deferred client conversion and start-up costs	$134.9	$135.5
Deferred data center costs	46.0	44.9
Long-term investments	28.7	25.3
Long-term broker fees	6.8	8.7
Other	21.8	22.7
Total	$238.2	$237.1

NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2014	June 30, 2014
	($ in millions)
Employee compensation and benefits	$110.3	$164.4
Accrued broker fees	34.6	62.0
Accrued income taxes	13.1	35.0
Accrued dividend payable	32.0	24.7
Other	16.9	20.5
Total	$206.9	$306.6
NOTE 9. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	December 31, 2014	June 30, 2014	Unused Available Capacity
		($ in millions)
Long-term debt
Fiscal 2015 Revolving Credit Facility	August 2019	$—	$—	$750.0
Fiscal 2007 Senior Notes	June 2017	124.7	124.6	—
Fiscal 2014 Senior Notes	September 2020	399.6	399.5	—
Total debt		$524.3	$524.1	$750.0
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

Borrowings under the Fiscal 2015 Revolving Credit Facility initially bear interest at LIBOR plus 112.5 basis points. The Fiscal 2015 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the unused portion of the facility, which totaled $0.3 million and $0.4 million for the three and six months ended December 31, 2014. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2015 Revolving Credit Facility. During the quarter ended September 30, 2014, the Company expensed $0.1 million of issuance costs related to certain lenders from the 2012 Revolving Credit Facility that are not participating in the Fiscal 2015 Revolving Credit Facility. As of December 31, 2014, $2.2 million of debt issuance costs remain to be amortized (including $0.5 million of issuance costs from the Fiscal 2012 Revolving Credit Facility). Such costs are capitalized in Other non-current assets in the Condensed Consolidated Balance Sheets and are being amortized to Other expenses, net on a straight-line basis, which approximates the effective interest method, over the term of this facility.

The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2015 Revolving Credit Facility at any time. The Fiscal 2015 Revolving Credit Facility is subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At December 31, 2014, the Company is not aware of any instances of non-compliance with the financial covenants of the Fiscal 2015 Revolving Credit Facility.

  Fiscal 2007 Senior Notes: In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Fiscal 2007 Senior Notes”). The Fiscal 2007 Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Fiscal 2007 Senior Notes is payable semi-annually in arrears on June 1st and December 1st each year. The Fiscal 2007 Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Fiscal 2007 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At December 31, 2014, the Company is not aware of any instances of non-compliance with the covenants of the indenture governing the Fiscal 2007 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal

2007 Senior Notes upon a change of control triggering event. The Fiscal 2007 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2007 Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2007 Senior Notes. These costs have been capitalized and are being amortized to Other expenses, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. As of December 31, 2014, $0.3 million of debt issuance costs remain to be amortized. During the fiscal year ended June 30, 2009, the Company purchased $125.0 million principal amount of the Fiscal 2007 Senior Notes (including $1.0 million unamortized bond discount) pursuant to a cash tender offer for such notes. The fair value of the fixed-rate Fiscal 2007 Senior Notes at December 31, 2014 and June 30, 2014 was $135.5 million and $139.1 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 6, “Fair Value of Financial Instruments”).
Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1st and September 1st each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At December 31, 2014, the Company is not aware of any instances of non-compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Fiscal 2014 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to Other expenses, net on a straight-line basis, which approximates the effective interest method, over the seven-year term. As of December 31, 2014, $3.4 million of debt issuance costs remain to be amortized. The fair value of the fixed-rate Fiscal 2014 Senior Notes at December 31, 2014 and June 30, 2014 was $422.4 million and $426.6 million based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 6, “Fair Value of Financial Instruments”).
In addition, certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. As of December 31, 2014 and June 30, 2014, there were no outstanding borrowings under these lines of credit.
NOTE 10. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended December 31, 2014 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options (d)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at October 1, 2014	9,056,780	$24.21	1,869,426	$25.87	694,527	$26.53
Granted	110,370	45.09	666,209	38.97	177,546	38.35
Exercise of stock options (a)	(706,764)	20.15	—	—	—	—
Vesting of restricted stock units (b)	—	—	(9,044)	25.59	—	—
Expired/forfeited	(50,228)	24.09	(19,922)	28.83	(4,059)	36.40
Balances at December 31, 2014 (c)	8,410,158	$24.83	2,506,669	$29.33	868,014	$28.90
____________

(a)	Stock options exercised during the period of October 1, 2014 through December 31, 2014 had an aggregate intrinsic value of $17.6 million.

(b)	Time-based and performance-based restricted stock units that vested during the period of October 1, 2014 through December 31, 2014 had a fair value of $0.2 million.

(c)
As of December 31, 2014, the Company's outstanding "in the money" stock options using the December 31, 2014 closing stock price of $46.18 (approximately 5.3 million shares) had an aggregate intrinsic value of $130.3 million. As of December 31, 2014, time-based restricted stock units and performance-based restricted stock units expected to vest using the December 31, 2014 share price of $46.18 (approximately 2.3 million and 0.8 million shares, respectively) had an aggregate intrinsic value of $106.1 million and $39.0 million, respectively.

(d)	Stock options outstanding as of December 31, 2014 have a weighted-average remaining contractual life of 5.8 years and 5.3 million stock options are exercisable.
The activity related to the Company’s incentive equity awards for the six months ended December 31, 2014 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at July 1, 2014	9,847,291	$23.73	1,866,408	$25.69	662,282	$26.30
Granted	136,630	44.24	694,429	38.94	215,840	36.91
Exercise of stock options (a)	(1,517,837)	19.49	—	—	—	—
Vesting of restricted stock units (b)	—	—	(10,024)	25.55	(5,210)	23.30
Expired/forfeited	(55,926)	23.43	(44,144)	27.66	(4,898)	34.84
Balances at December 31, 2014	8,410,158	$24.83	2,506,669	$29.33	868,014	$28.90
_____________

(a)	Stock options exercised during the period of July 1, 2014 through December 31, 2014 had an aggregate intrinsic value of $36.0 million.

(b)	Time-based and performance-based restricted stock units that vested during the period of July 1, 2014 through December 31, 2014 had a fair value of $0.4 million.
The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Exercise prices on options granted have been and continue to be set equal to the market price of the underlying shares on the date of the grant (except special stock option grants which were granted in fiscal years 2008, 2009, and 2010 to certain executive officers who were with the brokerage division of Automatic Data Processing, Inc. at the time of the spin-off, some of which have a premium exercise price), with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $11.2 million and $9.9 million, as well as related tax benefits of $4.2 million and $3.7 million was recognized for the three months ended December 31, 2014 and 2013, respectively. Stock-based compensation expense of $19.6 million and $14.7 million, as well as related tax benefits of $7.4 million and $5.5 million was recognized for the six months ended December 31, 2014 and 2013, respectively.
As of December 31, 2014, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $10.3 million and $44.0 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.9 years and 1.7 years, respectively.
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
NOTE 11. INCOME TAXES
The Provision for income taxes and effective tax rates for the three and six months ended December 31, 2014 were $16.9 million and 32.8%, and $34.4 million and 33.9%, compared to $15.1 million and 35.4%, and $40.0 million and 35.7% for the three and six months ended December 31, 2013, respectively. The decrease in the effective tax rates for the three and six months ended December 31, 2014 when compared to the comparable prior year periods is primarily attributable to the recognition of U.S. federal research and development tax credits based on the December 2014 legislative reinstatement of this credit for calendar year 2014 and a lower U.S. state effective rate, partially offset by the geographical mix of income which negatively impacted the effective tax rate for both the three and six months ended December 31, 2014 as compared to the three and six months ended December 31, 2013.  The negative rate impact from the geographical mix of income was driven by a decrease in the percentage of lower taxed non-U.S. earnings as a percentage of total earnings before income taxes when compared to the comparable prior year periods.
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
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at December 31, 2014 are $426.8 million through fiscal year 2022, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company's technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at December 31, 2014 are $41.7 million through fiscal year 2024, the final year of the contract.

In July 2014, the Company entered into an agreement providing for a capital commitment of $7.5 million to be made by the Company into an equity method investment. The Company contributed $3.5 million to this investment during the six months ended December 31, 2014, and has a remaining commitment of $4.0 million through June 30, 2015.
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of December 31, 2014 and June 30, 2014, respectively. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
Our business process outsourcing and mutual fund processing services are performed by a securities broker-dealer, Broadridge Business Process Outsourcing, LLC ("BBPO"). BBPO is registered with the SEC, is a member of Financial Industry Regulatory Authority, Inc. (“FINRA”), and is required to participate in the Securities Investor Protection Corporation ("SIPC"). Although BBPO's FINRA membership agreement allows it to engage in clearing, and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. BBPO is subject to regulations concerning many aspects of its business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of its business or disqualification of its directors, officers or employees. Recently, there has been increased regulatory scrutiny of the securities industry including the outsourcing by firms of their operations or functions. This oversight could result in the future enactment of more restrictive laws or rules with respect to business process outsourcing. In addition, MG Trust Company, LLC (“MG Trust Company”), a subsidiary of the Company's Matrix Financial Solutions, Inc. ("Matrix"), is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. MG Trust Company operates pursuant to the rules and regulations of the Colorado Division of Banking.

In January 2015, the Company announced that it had entered into an agreement to acquire the trade processing business of the Wilmington Trust Retirement and Institutional Services unit of M&T Bank Corporation. The transaction is expected to be completed late in the third quarter of fiscal year 2015, subject to customary closing requirements and regulatory approvals. The acquired business will be integrated into Matrix and is not expected to have a material impact to the Company's financial results.
NOTE 13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income for the three months ended December 31, 2014, and 2013, respectively:

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at October 1, 2014	$9.1	$1.8	$(5.2)	$5.7
Other comprehensive income before reclassifications	(11.4)	0.1	—	(11.3)
Amounts reclassified from accumulated other comprehensive income	—	—	0.1	0.1
Balances at December 31, 2014	$(2.3)	$1.9	$(5.1)	$(5.5)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at October 1, 2013	$5.9	$1.0	$(4.4)	$2.5
Other comprehensive income before reclassifications	5.0	0.6	—	5.6
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balances at December 31, 2013	$10.9	$1.6	$(4.4)	$8.1
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income for the six months ended December 31, 2014, and 2013, respectively:

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at July 1, 2014	$13.6	$1.9	$(5.2)	$10.3
Other comprehensive income before reclassifications	(15.9)	—	—	(15.9)
Amounts reclassified from accumulated other comprehensive income	—	—	0.1	0.1
Balances at December 31, 2014	$(2.3)	$1.9	$(5.1)	$(5.5)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at July 1, 2013	$7.6	$1.1	$(4.5)	$4.2
Other comprehensive income before reclassifications	3.3	0.5	—	3.8
Amounts reclassified from accumulated other comprehensive income	—	—	0.1	0.1
Balances at December 31, 2013	$10.9	$1.6	$(4.4)	$8.1
The following table summarizes the reclassifications out of accumulated other comprehensive income:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	($ in millions)
Pension and Post-retirement liabilities:
Amortization of loss reclassified into Selling, general and administrative expenses	$0.1	$0.1	$0.2	$0.2
Tax income	—	(0.1)	(0.1)	(0.1)
Amortization of loss net of tax	$0.1	$—	$0.1	$0.1
NOTE 14. INTERIM FINANCIAL DATA BY SEGMENT
The Company classifies its operations into the following two reportable segments: Investor Communication Solutions and Global Technology and Operations (formerly known as Securities Processing Solutions).
The primary components of “Other” are the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign currency exchange is a reconciling item between the actual foreign currency exchange rates and fiscal year 2015 budgeted foreign currency exchange rates.
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
In connection with an organizational change made in 2014 in order to further align and enhance our portfolio of services, certain discrete services that were previously reported in our Global Technology and Operations reportable segment are now reported within the Investor Communication Solutions reportable segment.  As a result, our prior period segment results have been revised to reflect this change in reporting segments.
Segment results:

	Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	($ in millions)
Investor Communication Solutions	$403.9	$348.8	$798.3	$727.9
Global Technology and Operations	174.3	171.2	336.9	337.0
Foreign currency exchange	(3.6)	0.6	(4.8)	0.9
Total	$574.6	$520.6	$1,130.4	$1,065.8

	Earnings (Loss) before Income Taxes
	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	($ in millions)
Investor Communication Solutions	$34.7	$20.1	$72.4	$60.5
Global Technology and Operations	32.2	35.2	58.1	67.4
Other	(19.3)	(17.3)	(37.1)	(25.3)
Foreign currency exchange	4.0	4.7	8.2	9.4
Total	$51.6	$42.7	$101.6	$112.0

* * * * * * *

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “2014 Annual Report”) for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements. We have changed the name of our Securities Processing Solutions business to the Global Technology and Operations business. Any references to the Securities Processing Solutions business in the Risk Factors now refer to the Global Technology and Operations business.
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

Overview
Broadridge is a leading global provider of investor communications and technology-driven solutions to banks, broker-dealers, mutual funds and corporate issuers. Our systems and services include investor communication solutions, and securities processing and business process outsourcing services. In short, we provide the infrastructure that helps the financial services industry operate. With over 50 years of experience, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities. Our operations are classified into two business segments: Investor Communication Solutions and Global Technology and Operations. In the second quarter of fiscal year 2015, we changed the name of our Securities Processing Solutions business segment to Global Technology and Operations.
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
Global Technology and Operations
Our Global Technology and Operations business offers a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, and accounting. Our services help financial institutions and investment managers efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With multi-currency capabilities, our Global Processing Solution supports real-time global trading of equity, option, mutual fund, and fixed income securities in established and emerging markets. In addition, our business process outsourcing services allow broker-dealers to outsource certain administrative functions relating to clearing and settlement, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their businesses.
In December 2014, Broadridge acquired TwoFour Systems LLC (“TwoFour Systems”), a provider of real-time foreign exchange solutions for banks and broker-dealers.
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
Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and six months ended December 31, 2014 compared to the three and six months ended December 31, 2013. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
The following references are utilized in the discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments:
“Acquisition Amortization and Other Costs” represents amortization charges associated with acquired intangible assets as well as other transaction costs associated with the Company’s acquisitions.
“Net New Business” refers to recurring revenue from closed sales less recurring revenue from client losses.
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
Distribution revenues primarily include revenues related to the physical mailing of Proxy, Interims, Transaction Reporting, and Fulfillment as well as Matrix Financial Solutions, Inc. ("Matrix") administrative services.
Distribution cost of revenues consists primarily of postage-related expenses incurred in connection with our Investor Communication Solutions segment. These costs are reflected in Cost of Revenues.
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the six months ended December 31, 2014, mutual fund proxy fee revenues were 21% lower than the six months ended December 31, 2013. During fiscal years 2014 and 2013, mutual fund proxy fee revenues were 31% and 54% higher, respectively, than the prior fiscal year. During fiscal year 2012, mutual fund proxy revenues were 28% lower than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
Closed sales represent anticipated revenues for new client contracts that were signed by Broadridge during the periods referenced. A sale is considered closed when the Company has received the signed client contract. For recurring revenue closed sales, the amount of the closed sale is generally a reasonable estimate of annual revenues based on client volumes or activity, excluding pass-through revenues such as distribution revenues. Event-driven revenue closed sales primarily occur in our Investor Communication Solutions segment. The amount of the event-driven revenue closed sale is generally a reasonable estimate of production revenues based on client volumes or activity, excluding pass-through revenues such as distribution revenues. Broadridge’s determination of the amount of a closed sale is based on the client’s estimate of transaction volumes and activity levels, as our fees are largely based on transaction volume and activity levels. The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as closed sales. Larger recurring revenue closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. The majority of event-driven revenue closed sales are usually recognized during the year the contract is signed.
The Company tracks actual revenues achieved during the first year that the client contract is fully implemented and compares this to the amount that was included in the Company’s previously reported closed sales amount. The Company adjusts the current year closed sales amount for any difference between the prior year’s reported closed sales amount and the actual revenues achieved in the first year of the applicable contract. Recurring revenue closed sales were adjusted by $0.9 million and $(0.3) million for the three months ended December 31, 2014 and 2013, respectively. Recurring revenue closed sales were adjusted by $(0.5) million and $0.1 million for the six months ended December 31, 2014 and 2013, respectively. Event-driven revenue closed sales were not adjusted for the three and six months ended December 31, 2014 and 2013.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended December 31, 2014 versus Three Months Ended December 31, 2013
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended December 31, 2014 and 2013, and the dollar and percentage changes between periods:

	Three Months Ended December 31,
			Change
	2014	2013	$	%
	($ in millions, except per share amounts)
Revenues	$574.6	$520.6	$54.0	10
Cost of revenues	414.0	385.1	28.9	8
Selling, general and administrative expenses	101.1	86.0	15.1	18
Other expenses, net	7.9	6.8	1.1	16
Total expenses	523.0	477.9	45.1	9
Earnings before income taxes	51.6	42.7	8.9	21
Margin	9.0%	8.2%		0.8	pts
Provision for income taxes	16.9	15.1	1.8	12
Effective tax rate	32.8%	35.4%		(2.6)	pts
Net earnings	$34.7	$27.6	$7.1	26
Basic earnings per share	$0.29	$0.23	$0.06	26
Diluted earnings per share	$0.28	$0.22	$0.06	27
Six Months Ended December 31, 2014 versus Six Months Ended December 31, 2013
The table below presents Condensed Consolidated Statements of Earnings data for the six months ended December 31, 2014 and 2013, and the dollar and percentage changes between periods:

	Six Months Ended December 31,
			Change
	2014	2013	$	%
	($ in millions, except per share amounts)
Revenues	$1,130.4	$1,065.8	$64.6	6
Cost of revenues	820.5	782.6	37.9	5
Selling, general and administrative expenses	192.8	159.5	33.3	21
Other expenses, net	15.5	11.7	3.8	32
Total expenses	1,028.8	953.8	75.0	8
Earnings before income taxes	101.6	112.0	(10.4)	(9)
Margin	9.0%	10.5%		(1.5)	pts
Provision for income taxes	34.4	40.0	(5.6)	(14)
Effective tax rate	33.9%	35.7%		(1.8)	pts
Net earnings	$67.2	$72.0	$(4.8)	(7)
Basic earnings per share	$0.56	$0.60	$(0.04)	(7)
Diluted earnings per share	$0.54	$0.58	$(0.04)	(7)
Three Months Ended December 31, 2014 versus Three Months Ended December 31, 2013
Revenues. Revenues for the three months ended December 31, 2014 were $574.6 million, an increase of $54.0 million, or 10%, compared to $520.6 million for the three months ended December 31, 2013. The $54.0 million increase was driven by higher recurring fee revenues of $25.7 million, or 7% increase, and higher distribution revenues of $23.0 million, or 16% increase. The positive contribution from recurring fee revenues reflected gains from Net New Business, internal growth and acquisitions. Event-driven fee revenues were $37.5 million, an increase of $9.5 million, compared to $28.0 million for the three months ended December 31, 2013. Fluctuations in foreign currency exchange rates negatively impacted revenues by $4.2 million.
Closed sales for the three months ended December 31, 2014 were $61.8 million, an increase of $27.9 million, or 82%, compared to $33.9 million for the three months ended December 31, 2013. Recurring revenue closed sales for the three months ended December 31, 2014 were $48.6 million, an increase of $25.6 million, or 111%, compared to $23.0 million for the three months ended December 31, 2013. Event-driven revenue closed sales for the three months ended December 31, 2014 were $13.2 million, an increase of $2.3 million, or 21%, compared to $10.9 million for the three months ended December 31, 2013.
Six Months Ended December 31, 2014 versus Six Months Ended December 31, 2013
Revenues. Revenues for the six months ended December 31, 2014 were $1,130.4 million, an increase of $64.6 million, or 6%, compared to $1,065.8 million for the six months ended December 31, 2013. The $64.6 million increase was driven by higher recurring fee revenues of $40.2 million, or 6% increase, and higher distribution revenues of $26.3 million, or 9% increase. The positive contribution from recurring fee revenues reflected gains from Net New Business, internal growth, and acquisitions. Event-driven fee revenues were $72.4 million, an increase of $3.8 million, compared to $68.6 million for the six months ended December 31, 2013. Fluctuations in foreign currency exchange rates negatively impacted revenues by $5.7 million.
Closed sales for the six months ended December 31, 2014 were $104.6 million, an increase of $50.1 million, or 92%, compared to $54.5 million for the six months ended December 31, 2013. Recurring revenue closed sales for the six months ended December 31, 2014 were $80.9 million, an increase of $42.8 million, or 112%, compared to $38.1 million for the six months ended December 31, 2013. Event-driven revenue closed sales for the six months ended December 31, 2014 were $23.7 million, an increase of $7.3 million, or 45%, compared to $16.4 million for the six months ended December 31, 2013.
Three Months Ended December 31, 2014 versus Three Months Ended December 31, 2013
Total Expenses. Total expenses for the three months ended December 31, 2014 were $523.0 million, an increase of $45.1 million, or 9%, compared to $477.9 million for the three months ended December 31, 2013. Cost of revenues were higher by $28.9 million, or 8%, Selling, general and administrative expenses were higher by $15.1 million, or 18%, and Other expenses, net increased by $1.1 million, or 16%.
Cost of revenues for the three months ended December 31, 2014 were $414.0 million, an increase of $28.9 million, or 8%, compared to $385.1 million for the three months ended December 31, 2013. The increase reflects higher distribution cost of revenues of $19.5 million, higher costs related to acquisitions of $3.5 million and higher variable expenses. Fluctuations in foreign currency exchange rates decreased cost of fee revenues by $3.8 million.
Selling, general and administrative expenses for the three months ended December 31, 2014 were $101.1 million, an increase of $15.1 million, or 18%, compared to $86.0 million for the three months ended December 31, 2013. The increase was primarily related to higher professional services fees of $4.2 million primarily in support of the Company's corporate and growth initiatives, higher commissions of $1.4 million due to the growth in closed sales as discussed above, higher performance-based compensation expenses of $1.2 million, higher selling and marketing expenses of $2.8 million as the Company continues to focus on increasing its sales capabilities, higher costs related to acquisitions of $1.9 million, and a $1.7 million increase in costs related to corporate staffing changes in the current year.
Other expenses, net for the three months ended December 31, 2014 were $7.9 million, an increase of $1.1 million, or 16%, compared to $6.8 million for the three months ended December 31, 2013, mainly reflecting $1.9 million related to losses from equity method investments, slightly offset by a $0.3 million increase in interest income. Fluctuations in foreign currency exchange rates decreased Other expenses, net by $0.4 million.
Six Months Ended December 31, 2014 versus Six Months Ended December 31, 2013
Total Expenses. Total expenses for the six months ended December 31, 2014 were $1,028.8 million, an increase of $75.0 million, or 8%, compared to $953.8 million for the six months ended December 31, 2013. Cost of revenues were higher by $37.9 million, or 5%, Selling, general and administrative expenses were higher by $33.3 million, or 21%, and Other expenses, net increased by $3.8 million, or 32%.

Cost of revenues for the six months ended December 31, 2014 were $820.5 million, an increase of $37.9 million, or 5%, compared to $782.6 million for the six months ended December 31, 2013. The increase reflects higher distribution cost of revenues of $25.1 million, higher costs related to acquisitions of $7.1 million and higher variable expenses. Fluctuations in foreign currency exchange rates decreased cost of fee revenues by $4.8 million.
Selling, general and administrative expenses for the six months ended December 31, 2014 were $192.8 million, an increase of $33.3 million, or 21%, compared to $159.5 million for the six months ended December 31, 2013. The increase was primarily related to higher commissions of $5.4 million due to the growth in closed sales as discussed above, higher performance-based compensation expenses of $5.2 million, higher selling and marketing expenses of $4.9 million as the Company continues to focus on increasing its sales capabilities, higher professional services fees of $4.6 million primarily in support of the Company's corporate and growth initiatives, higher costs related to acquisitions of $3.7 million and a $1.7 million increase in costs related to corporate staffing changes in the current year. Also contributing to the increase was a $3.3 million credit in the prior period due to a decrease in the fair value of our obligations under contingent acquisition consideration arrangements.
Other expenses, net for the six months ended December 31, 2014 were $15.5 million, an increase of $3.8 million, or 32%, compared to $11.7 million for the six months ended December 31, 2013, mainly reflecting $3.4 million related to losses from equity method investments and higher interest expense of $1.6 million related to our borrowings, slightly offset by a $0.7 million increase in interest income.
Earnings before Income Taxes. Earnings before income taxes for the three months ended December 31, 2014 were $51.6 million, an increase of $8.9 million, or 21%, compared to $42.7 million for the three months ended December 31, 2013. The increase is mainly due to higher revenues and improvement in pre-tax margins, which increased to 9.0% for the three months ended December 31, 2014, compared to 8.2% for the three months ended December 31, 2013.
Earnings before income taxes for the six months ended December 31, 2014 were $101.6 million, a decrease of $10.4 million, or 9%, compared to $112.0 million for the six months ended December 31, 2013. The decrease is mainly due to higher selling, general, and administrative expenses as discussed above. Pre-tax margins decreased to 9.0% for the six months ended December 31, 2014 compared to 10.5% for the six months ended December 31, 2013.
Provision for Income Taxes. The Provision for income taxes and effective tax rates for the three months ended December 31, 2014 were $16.9 million and 32.8%, compared to $15.1 million and 35.4% for the three months ended December 31, 2013. The Provision for income taxes and effective tax rates for the six months ended December 31, 2014 were $34.4 million and 33.9%, compared to $40.0 million and 35.7% for the six months ended December 31, 2013. The decrease in the effective tax rate for the three months ended December 31, 2014 when compared to the comparable prior year period is primarily attributable the recognition of U.S. federal research and development tax credits based on the December 2014 legislative reinstatement of this credit for calendar year 2014 and a lower U.S. state effective rate, partially offset by the geographical mix of income which negatively impacted the effective tax rate for both the three and six months ended December 31, 2014 as compared to the three and six months ended December 31, 2013.  The negative rate impact from the geographical mix of income was driven by a decrease in the percentage of lower taxed non-U.S. earnings as a percentage of total earnings before income taxes when compared to the comparable prior year periods.
Net Earnings and Basic and Diluted Earnings per Share. Net earnings for the three months ended December 31, 2014 were $34.7 million, an increase of $7.1 million, or 26%, compared to $27.6 million for the three months ended December 31, 2013. The increase in Net earnings primarily reflects higher revenues and improvement in pre-tax margins as discussed above.
Net earnings for the six months ended December 31, 2014 were $67.2 million, a decrease of $4.8 million, or 7%, compared to $72.0 million for the six months ended December 31, 2013. The decrease in Net earnings primarily reflects higher selling, general and administrative expenses as discussed above.
Basic and Diluted earnings per share for the three months ended December 31, 2014 were $0.29 and $0.28, an increase of $0.06 and $0.06, or 26% and 27%, respectively, compared to $0.23 and $0.22 for the three months ended December 31, 2013, respectively.
Basic and Diluted earnings per share for the six months ended December 31, 2014 were $0.56 and $0.54, a decrease of $0.04 and $0.04, or 7% and 7%, respectively, compared to $0.60 and $0.58 for the six months ended December 31, 2013, respectively.

Analysis of Reportable Segments
The Company classifies its operations into the following two reportable segments: Investor Communication Solutions and Global Technology and Operations.
The primary components of “Other” are the elimination of intersegment revenues and profits and certain unallocated expenses. Foreign currency exchange is a reconciling item between the actual foreign currency exchange rates and the fiscal year 2015 budgeted foreign currency exchange rates reflected in the segments.
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
In connection with an organizational change made in 2014 in order to further align and enhance our portfolio of services, certain discrete services that were previously reported in our Global Technology and Operations reportable segment are now reported within the Investor Communication Solutions reportable segment.  As a result, our prior period segment results have been revised to reflect this change in reporting segments.
Revenues

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2014	2013	$	%	2014	2013	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$403.9	$348.8	$55.1	16	$798.3	$727.9	$70.4	10
Global Technology and Operations	174.3	171.2	3.1	2	336.9	337.0	(0.1)	—
Foreign currency exchange	(3.6)	0.6	(4.2)	*	(4.8)	0.9	(5.7)	*
Total	$574.6	$520.6	$54.0	10	$1,130.4	$1,065.8	$64.6	6

* Not Meaningful
Earnings (Loss) Before Income Taxes

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2014	2013	$	%	2014	2013	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$34.7	$20.1	$14.6	73	$72.4	$60.5	$11.9	20
Global Technology and Operations	32.2	35.2	(3.0)	(9)	58.1	67.4	(9.3)	(14)
Other	(19.3)	(17.3)	(2.0)	(12)	(37.1)	(25.3)	(11.8)	(47)
Foreign currency exchange	4.0	4.7	(0.7)	(15)	8.2	9.4	(1.2)	(13)
Total	$51.6	$42.7	$8.9	21	$101.6	$112.0	$(10.4)	(9)

Investor Communication Solutions

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2014	2013	$	%	2014	2013	$	%
	($ in millions)				($ in millions)
Recurring fee revenues	$195.8	$173.2	$22.6	13	$391.4	$351.1	$40.3	11
Event-driven fee revenues	37.5	28.0	9.5	34	72.4	68.6	3.8	6
Distribution revenues	170.6	147.6	23.0	16	334.5	308.2	26.3	9
Total	$403.9	$348.8	$55.1	16	$798.3	$727.9	$70.4	10
Revenues. Investor Communication Solutions segment’s Revenues for the three months ended December 31, 2014 were $403.9 million, an increase of $55.1 million, or 16%, compared to $348.8 million for the three months ended December 31, 2013. The increase was attributable to higher recurring fee revenues which contributed $22.6 million, higher distribution revenues which contributed $23.0 million, and a $9.5 million increase in event-driven fee revenues.
Higher recurring fee revenues were driven by Net New Business, higher internal growth from market-based activities, primarily due to position growth, and acquisitions. During the second fiscal quarter, position growth for mutual fund interim communications and annual equity proxy communications was positive 8% and 7%, respectively, as compared to the same period in the prior year. Higher event-driven fee revenues were the result of increased equity proxy specials and mutual fund communications activity.
Investor Communication Solutions segment’s Revenues for the six months ended December 31, 2014 were $798.3 million, an increase of $70.4 million, or 10%, compared to $727.9 million for the six months ended December 31, 2013. The increase was attributable to higher recurring fee revenues which contributed $40.3 million, higher distribution revenues which contributed $26.3 million, and a $3.8 million increase in event-driven fee revenues.
Higher recurring fee revenues were driven by Net New Business, higher internal growth from market-based activities primarily due to position growth, and acquisitions. During the first six months of fiscal year 2015, position growth for mutual fund interim communications and annual equity proxy communications was positive 8% and 7%, respectively, as compared to the same period in the prior year. Higher event-driven fee revenues were the result of increased equity proxy specials, and mutual fund communications activity. Although these indicators were positive, the first six months results are not necessarily indicative of our full-year results due to the seasonality of our business.
Earnings before Income Taxes. Earnings before income taxes for the three months ended December 31, 2014 were $34.7 million, an increase of $14.6 million, or 73%, compared to $20.1 million for the three months ended December 31, 2013. Pre-tax margins increased by 2.8 percentage points to 8.6% mainly due to the contributions from the growth in revenues more than offsetting expenses from growth initiatives, including losses from equity method investments, the continued expansion of our sales capabilities and higher commissions.
Earnings before income taxes for the six months ended December 31, 2014 were $72.4 million, an increase of $11.9 million, or 20%, compared to $60.5 million for the six months ended December 31, 2013. Pre-tax margins increased by 0.8 percentage points to 9.1% mainly due to contributions from the growth in revenues more than offsetting expenses from growth initiatives, including losses from equity method investments, the continued expansion of our sales capabilities and higher commissions.
Global Technology and Operations
Revenues. Global Technology and Operations segment’s Revenues for the three months ended December 31, 2014 were $174.3 million, an increase of $3.1 million, or 2%, compared to $171.2 million for the three months ended December 31, 2013. The increase was the result of higher Net New Business partially offset by lower internal growth primarily from other equity services.
Global Technology and Operations segment’s Revenues for the six months ended December 31, 2014 were $336.9 million, a decrease of $0.1 million, or 0%, compared to $337.0 million for the six months ended December 31, 2013. The decrease was the result of lower internal growth primarily from other equity services offset by higher Net New Business.

Earnings before Income Taxes. Earnings before income taxes for the three months ended December 31, 2014 were $32.2 million, a decrease of $3.0 million, or 9%, compared to $35.2 million for the three months ended December 31, 2013. Pre-tax margins decreased by 2.1 percentage points to 18.5% primarily as a result of higher performance-based compensation expenses, continued expansion of our sales capabilities and growth initiatives, partially offset by higher revenues.
Earnings before income taxes for the six months ended December 31, 2014 were $58.1 million, a decrease of $9.3 million, or 14%, compared to $67.4 million for the six months ended December 31, 2013. Pre-tax margins decreased by 2.8 percentage points to 17.2% primarily as a result of higher performance-based compensation expenses, continued expansion of our sales capabilities and growth initiatives.
Other
Revenues. There were no Revenues in our Other segment for the periods presented.
Loss before Income Taxes. Loss before income taxes was $19.3 million for the three months ended December 31, 2014, an increase of $2.0 million, compared to $17.3 million for the three months ended December 31, 2013. The increased loss was mainly due to a $1.8 million increase in acquisition related expenses and a $1.7 million increase in expenses related to corporate staffing changes in the current year, partially offset by a $1.9 million decrease in performance-based compensation expenses.
Loss before income taxes was $37.1 million, an increase of $11.8 million, compared to $25.3 million for the six months ended December 31, 2013. The increased loss was mainly due to a $4.9 million increase in performance-based compensation expenses, a $3.3 million decrease in the six month period ended December 31, 2013 in the fair value of our obligations under contingent acquisition consideration arrangements, a $1.9 million increase in acquisition related expenses and a $1.7 million increase in expenses related to corporate staffing changes.
Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures
Our results in this Quarterly Report on Form 10-Q are presented in accordance with GAAP; however, in certain circumstances the Company may present results that are not generally accepted accounting principles measures (“Non-GAAP”). We use Non-GAAP financial measures, such as Adjusted net earnings, Adjusted diluted earnings per share, and Free cash flows, for a number of reasons, including:

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

Set forth below is a reconciliation of Adjusted net earnings (Non-GAAP) to the comparable GAAP measure:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	($ in millions)
Adjusted net earnings (Non-GAAP)	$39.9	$31.2	$76.6	$79.3
Adjustments:
Acquisition Amortization and Other Costs	(7.9)	(5.6)	(14.3)	(11.4)
Tax impact of adjustments	2.6	2.0	4.8	4.1
Net earnings (GAAP)	$34.7	$27.6	$67.2	$72.0
Note: Amounts may not sum due to rounding.
Set forth below is a reconciliation of Adjusted diluted earnings per share (Non-GAAP) to the comparable GAAP measure:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Adjusted diluted earnings per share (Non-GAAP)	$0.32	$0.25	$0.62	$0.64
Adjustments:
Acquisition Amortization and Other Costs	(0.06)	(0.05)	(0.11)	(0.09)
Tax impact of adjustments	0.02	0.02	0.04	0.03
Diluted earnings per share (GAAP)	$0.28	$0.22	$0.54	$0.58
Note: Amounts may not sum due to rounding.
We also provide information on our Free cash flows because we believe this information helps our investors understand the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investments. The Company defines Free cash flows to exclude capital expenditures and software purchases from our GAAP net operating activity cash flow results.
Set forth below is a reconciliation of Free cash flows (Non-GAAP) to the comparable GAAP measure:

	Six Months Ended December 31,
	2014	2013
	($ in millions)
Free cash flows (Non-GAAP)	$55.0	$60.1
Adjustment:
Capital expenditures and software purchases	15.8	30.8
Net cash flows provided by operating activities (GAAP)	$70.8	$90.9
Financial Condition, Liquidity and Capital Resources
At December 31, 2014, Cash and cash equivalents were $314.1 million and Total stockholders’ equity was $982.7 million. At December 31, 2014, working capital was $420.7 million, compared to $396.2 million at June 30, 2014. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, short-term investments and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
As of December 31, 2014, $182.4 million of the $314.1 million of Cash and cash equivalents were held by our foreign subsidiaries, and $39.2 million of Cash and cash equivalents were held by regulated entities. We expect existing domestic cash, cash equivalents, short-term investments, borrowings available under credit facilities and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our current plans do not demonstrate a need to repatriate them to fund our U.S. operations, as we consider these funds to be permanently reinvested outside the U.S.
At December 31, 2014, the Company had $524.3 million outstanding Long-term debt, consisting of $124.7 million principal amount of senior notes due June 2017 and $399.6 million principal amount of senior notes due September 2020. These senior notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. Interest on the senior notes due 2017 is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%. Interest on the senior notes due 2020 is payable semiannually on March 1st and September 1st each year based on a fixed per annum rate equal to 3.95%.
On August 14, 2014, the Company entered into an amended and restated $750.0 million five-year revolving credit facility (the “Fiscal 2015 Revolving Credit Facility”), which replaced the $500.0 million five-year revolving credit facility entered into in September 2012 (the "Fiscal 2012 Revolving Credit Facility"). The Fiscal 2015 Revolving Credit Facility is comprised of a $670.0 million U.S. dollar tranche and an $80.0 million multicurrency tranche. Borrowings under the Fiscal 2015 Revolving Credit Facility bear interest at LIBOR plus 112.5 basis points. The Fiscal 2015 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the unused portion of the facility, which totaled $0.3 million and $0.4 million for the three and six months ended December 31, 2014. As of December 31, 2014, the Company had no outstanding borrowings on the Fiscal 2015 Revolving Credit Facility.
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
Cash Flows
Net cash flows provided by operating activities were $70.8 million for the six months ended December 31, 2014 compared to $90.9 million in Net cash flows provided by operating activities during the six months ended December 31, 2013. The decrease in cash provided by operating activities of $20.1 million is primarily due to changes in working capital resulting from the timing of accounts receivable collections which was mostly driven by the increase in revenues and vendor payments, slightly offset by the collection of a $26.1 million tax refund by a Canadian subsidiary resulting from the prior settlement and execution of the Advanced Pricing Agreement with the Internal Revenue Service and the Canadian Revenue Authority.

Free cash flows provided by operating activities were $55.0 million for the six months ended December 31, 2014 compared to $60.1 million in Free cash flows provided by operating activities during the six months ended December 31, 2013. The decrease of $5.1 million was driven by a decrease in Net cash flows provided by operating activities of $20.1 million for the six months ended December 31, 2014 compared to the six months ended December 31, 2013, offset by decreased capital expenditures and software purchases of $15.0 million for the six months ended December 31, 2014 compared to the six months ended December 31, 2013.
Net cash flows used in investing activities for the six months ended December 31, 2014 were $50.9 million, a decrease of $17.6 million compared to $68.5 million in Net cash flows used in investing activities for the six months ended December 31, 2013. The decrease primarily reflects lower spending of $6.1 million on acquisitions and lower capital expenditures and software purchases of $15.0 million during the six months ended December 31, 2014 compared to the six months ended December 31, 2013.
Net cash flows used in financing activities for the six months ended December 31, 2014 were $44.4 million, a decrease of $5.9 million compared to $50.3 million in Net cash flows used in financing activities for the six months ended December 31,

2013. The decreased use of cash in the six months ended December 31, 2014 primarily reflects an increase of $17.9 million in proceeds from the exercise of stock options coupled with an increase of $7.9 million in excess tax benefits from the issuance of stock-based compensation awards in the current year period compared to the prior year partially offset by an increase in the repurchases of common stock of $11.7 million and a $11.1 million increase in dividend payments in the current year period compared to the prior year.
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
Income Taxes
Our effective tax rates for the three and six months ended December 31, 2014 were 32.8% and 33.9%, respectively, compared to 35.4% and 35.7% for the three and six months ended December 31, 2013, respectively. The decrease in the effective tax rates for the three and six months ended December 31, 2014 when compared to the comparable prior year periods is primarily attributable to the recognition of U.S. federal research and development tax credits based on the December 2014 legislative reinstatement of this credit for calendar year 2014 and a lower U.S. state effective rate, partially offset by the geographical mix of income which negatively impacted the effective tax rate for both the three and six months ended December 31, 2014 as compared to the three and six months ended December 31, 2013.  The negative rate impact from the geographical mix of income was driven by a decrease in the percentage of lower taxed non-U.S. earnings as a percentage of total earnings before income taxes when compared to the comparable prior year periods.
Contractual Obligations
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2022. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at December 31, 2014 are $426.8 million through fiscal year 2022, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company's business process outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at December 31, 2014 are $41.7 million through fiscal year 2024, the final year of the contract.
In July 2014, the Company entered into an agreement providing for a capital commitment of $7.5 million to be made by the Company into an equity method investment.  The Company contributed $3.5 million to this investment during the six months ended December 31, 2014, and has a remaining commitment of $4.0 million through June 30, 2015.
In January 2015, the Company announced that it had entered into an agreement to acquire the trade processing business of the Wilmington Trust Retirement and Institutional Services unit of M&T Bank Corporation.  The transaction is expected to be completed late in the third quarter of fiscal year 2015, subject to customary closing requirements and regulatory approvals. The acquired business will be integrated into Matrix and is not expected to have a material impact to the Company's financial results.

Other Commercial Agreements
The Company’s Fiscal 2015 Revolving Credit Facility has an available capacity of $750.0 million. This revolving credit facility had no outstanding borrowings at December 31, 2014.
Certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at December 31, 2014.
Off-balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at December 31, 2014 or at June 30, 2014. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.
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
As of December 31, 2014, none of our total $524.3 million in debt outstanding is based on floating interest rates. Our Fiscal 2015 Revolving Credit Facility had no outstanding borrowings as of December 31, 2014, and the interest rate is based on LIBOR plus 112.5 basis points.

Item 4.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2014 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A. to Part I in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed on August 7, 2014. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2014 Annual Report on Form 10-K, except that as a result of the change of the name of our Securities Processing Solutions business to Global Technology and Operations, any references to the Securities Processing Solutions business in the Risk Factors now refer to the Global Technology and Operations business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our second fiscal quarter ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans (1)
October 1, 2014 - October 31, 2014	—	$—	—	9,609,711
November 1, 2014 - November 30, 2014	—	—	—	9,609,711
December 1, 2014 - December 31, 2014	220,364	45.40	220,364	9,389,347
Total	220,364	$45.40	220,364
_____________

(1)	During the fiscal quarter ended December 31, 2014, the Company repurchased 220,364 shares of common stock at an average price per share $45.40.
On August 6, 2014, the Company's Board of Directors authorized the repurchase of up to an additional 6,200,000 shares of the Company's common stock. The share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.
At December 31, 2014, the Company had 9,389,347 shares available for repurchase under its share repurchase program.

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and six months ended December 31, 2014 and 2013, (ii) condensed consolidated statements of comprehensive income for the three and six months ended December 31, 2014 and 2013, (iii) condensed consolidated balance sheets as of December 31, 2014 and June 30, 2014, (iv) condensed consolidated statements of cash flows for the six months ended December 31, 2014 and 2013, and (v) the notes to the condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: February 5, 2015	By:	/s/ James M. Young
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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and six months ended December 31, 2014 and 2013, (ii) condensed consolidated statements of comprehensive income for the three and six months ended December 31, 2014 and 2013, (iii) condensed consolidated balance sheets as of December 31, 2014 and June 30, 2014, (iv) condensed consolidated statements of cash flows for the six months ended December 31, 2014 and 2013, and (v) the notes to the condensed consolidated financial statements.