Form 10-Q
period 2015-03-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2015-05-08
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 30, 2015 was 119,874,874.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenues	$634.2	$606.3	$1,764.6	$1,672.1
Cost of revenues	452.6	427.6	1,273.1	1,210.2
Selling, general and administrative expenses	92.0	95.6	284.8	255.1
Other expenses, net	7.7	6.2	23.2	17.9
Total expenses	552.3	529.4	1,581.1	1,483.2
Earnings before income taxes	81.9	76.9	183.5	188.9
Provision for income taxes	27.9	26.1	62.3	66.1
Net earnings	$54.0	$50.8	$121.2	$122.8
Basic earnings per share	$0.45	$0.42	$1.01	$1.03
Diluted earnings per share	$0.43	$0.41	$0.97	$0.99
Weighted-average shares outstanding:
Basic	120.6	119.7	120.2	119.3
Diluted	125.0	124.8	124.4	124.0
Dividends declared per common share	$0.27	$0.21	$0.81	$0.63

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net earnings	$54.0	$50.8	$121.2	$122.8
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(16.7)	(0.5)	(32.6)	2.8
Net unrealized gains on available-for-sale securities, net of taxes of $0.0 and $0.0 for the three months ended March 31, 2015 and 2014, respectively; and $0.0 and $(0.4) for the nine months ended March 31, 2015 and 2014, respectively	—	0.1	—	0.6
Pension and post-retirement liability adjustment, net of taxes of $(0.1) and $(0.1) for the three months ended March 31, 2015 and 2014, respectively; and $(0.2) and $(0.2) for the nine months ended March 31, 2015 and 2014, respectively	—	0.1	0.1	0.2
Total other comprehensive income (loss), net	(16.7)	(0.3)	(32.5)	3.6
Comprehensive income	$37.3	$50.5	$88.7	$126.4

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31, 2015	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$310.1	$347.6
Accounts receivable, net of allowance for doubtful accounts of $2.3 and $3.3, respectively	486.4	424.8
Other current assets	135.5	108.2
Total current assets	932.0	880.6
Property, plant and equipment, net	81.4	88.3
Goodwill	891.1	856.1
Intangible assets, net	135.0	130.0
Other non-current assets	241.7	237.1
Total assets	$2,281.2	$2,192.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$117.9	$116.3
Accrued expenses and other current liabilities	250.9	306.6
Deferred revenues	161.9	61.5
Total current liabilities	530.7	484.4
Long-term debt	629.3	524.1
Deferred taxes	44.1	62.4
Deferred revenues	73.3	59.0
Other non-current liabilities	105.1	100.5
Total liabilities	1,382.5	1,230.4
Commitments and contingencies (Note12)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.5 and 154.5 shares, respectively; outstanding, 119.1 and 119.5 shares, respectively	1.6	1.6
Additional paid-in capital	851.9	810.7
Retained earnings	998.0	973.9
Treasury stock, at cost: 35.4 and 35.0 shares, respectively	(930.6)	(834.8)
Accumulated other comprehensive income (loss)	(22.2)	10.3
Total stockholders’ equity	898.7	961.7
Total liabilities and stockholders’ equity	$2,281.2	$2,192.1

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net earnings	$121.2	$122.8
Adjustments to reconcile Net earnings to Net cash flows provided by operating activities:
Depreciation and amortization	36.5	34.7
Amortization of acquired intangibles	17.8	16.6
Amortization of other assets	23.1	20.5
Stock-based compensation expense	29.9	25.0
Deferred income taxes	(28.7)	(15.3)
Excess tax benefits from the issuance of stock-based compensation awards	(21.4)	(7.7)
Other	8.8	6.6
Changes in operating assets and liabilities:
Current assets and liabilities:
(Increase) decrease in Accounts receivable, net	(57.6)	18.8
Increase in Other current assets	(18.0)	(30.0)
Increase (decrease) in Accounts payable	1.5	(18.3)
Decrease in Accrued expenses and other current liabilities	(43.7)	(67.6)
Increase in Deferred revenues	97.4	91.7
Non-current assets and liabilities:
Increase in Other non-current assets	(36.0)	(36.2)
Increase in Other non-current liabilities	25.8	25.8
Net cash flows provided by operating activities	156.6	187.4
Cash Flows From Investing Activities
Capital expenditures	(22.9)	(32.8)
Purchases of intangibles	(7.7)	(10.9)
Equity method investment	(5.5)	—
Acquisitions, net of cash acquired	(64.9)	(97.1)
Net cash flows used in investing activities	(101.0)	(140.8)
Cash Flows From Financing Activities
Proceeds from Long-term debt	120.0	399.5
Repayments of Long-term debt	(15.0)	(400.0)
Excess tax benefits from the issuance of stock-based compensation awards	21.4	7.7
Dividends paid	(90.1)	(71.5)
Purchases of Treasury stock	(156.0)	(34.0)
Proceeds from exercise of stock options	50.3	33.2
Costs related to amendment of revolving credit facility	(1.9)	—
Costs related to issuance of bonds	—	(4.3)
Net cash flows used in financing activities	(71.3)	(69.4)
Effect of exchange rate changes on Cash and cash equivalents	(21.8)	1.2
Net change in Cash and cash equivalents	(37.5)	(21.6)
Cash and cash equivalents, beginning of period	347.6	266.0
Cash and cash equivalents, end of period	$310.1	$244.4
Supplemental disclosure of cash flow information:
Cash payments made for interest	$19.7	$13.3
Cash payments made for income taxes	$71.5	$101.5
Non-cash investing and financing activities:
Dividends payable	$6.9	$3.7
Property, plant and equipment	$0.1	$1.6

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation, is a leading global provider of investor communication solutions and securities processing and business process outsourcing services to the financial services industry. In the second quarter of fiscal year 2015, the Company changed the name of its Securities Processing Solutions segment to the Global Technology and Operations segment. The Company classifies its operations into the following two reportable segments:

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
In March 2015, the Company acquired Direxxis LLC ("Direxxis"), a provider of cloud-based marketing solutions and services.

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

These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at March 31, 2015 and June 30, 2014, the results of its operations for the three and nine months ended March 31, 2015 and 2014, and its cash flows for the nine months ended March 31, 2015 and 2014.
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
G. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, in accordance with Accounting Standards Codification Topic (“ASC”) No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after March 31, 2015, through the date of issuance of the Condensed Consolidated Financial Statements. During this period, the Company completed an acquisition in the Investor Communication Solutions segment. Please see Note 15, “Subsequent Event.”
NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-3, “Simplifying the Presentation of Debt Issuance Costs”("ASU No. 2015-3") to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-3 is effective for the Company in first quarter of fiscal year 2017. The Company is currently evaluating the impact of the pending adoption of ASU No. 2015-3 on its consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-2, “Amendments to the Consolidation Analysis”("ASU No. 2015-2") to provide consolidation guidance for limited partnerships, limited liability companies and securitization structures.  In addition to reducing the number of consolidation models, the new standard places more emphasis on risk of loss when determining a controlling financial interest.  ASU No. 2015-2 is effective for the Company in fiscal year 2017 and subsequent interim periods beginning in the first quarter of fiscal year 2018. The Company is currently evaluating the impact of the pending adoption of ASU No. 2015-2 on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU No. 2014-09"), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for the Company in our first quarter of fiscal year 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU No. 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU No. 2014-09. The Company is currently evaluating the impact of the pending adoption of ASU No. 2014-09 on its consolidated financial statements.

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
The computation of diluted EPS did not include 0.9 million and 1.6 million options to purchase Broadridge common stock for the three months ended March 31, 2015, and 2014, respectively, and 0.9 million and 0.6 million options to purchase Broadridge common stock for the nine months ended March 31, 2015, and 2014, respectively, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Weighted-average shares outstanding:
Basic	120.6	119.7	120.2	119.3
Common stock equivalents	4.4	5.1	4.2	4.7
Diluted	125.0	124.8	124.4	124.0
NOTE 4. OTHER EXPENSES, NET
Other expenses, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	($ in millions)
Interest expense on borrowings	$6.4	$6.2	$18.8	$17.0
Interest income	(0.8)	(0.7)	(2.2)	(1.4)
Losses from equity method investments	1.7	—	5.1	—
Foreign currency exchange (gain) loss	(0.2)	0.1	—	(0.5)
Other, net	0.6	0.6	1.5	2.8
Other expenses, net	$7.7	$6.2	$23.2	$17.9
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

During the nine months ended March 31, 2015, the Company acquired two businesses:
Direxxis
In March 2015, the Company's Investor Communication Solutions segment acquired Direxxis, a provider of cloud-based marketing solutions and services. The purchase price was $33.3 million, net of cash acquired. Net assets assumed in the transaction were $0.3 million. In addition, the Company recorded a $0.8 million liability for the fair value of potential additional cash payments, which are payable over the next three years contingent upon the achievement by the acquired business of certain revenue and earnings targets. This acquisition resulted in $20.1 million of Goodwill and $13.7 million of intangible assets, consisting primarily of acquired customer relationships and software technology, which are being amortized over a ten-year life and five-year life, respectively. The results of Direxxis' operations were included in the Company’s Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q from the date of acquisition. The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of Direxxis' assets and liabilities. Pro forma supplemental financial information is not provided as the impact of the acquisition on the Company’s operating results, financial position or cash flows was not material.
TwoFour Systems
In December 2014, the Company's Global Technology and Operations segment acquired TwoFour Systems, a provider of real-time foreign exchange solutions for banks and broker-dealers. The purchase price was $31.6 million. Net liabilities assumed in the transaction were $3.2 million. In addition, the Company recorded a $1.1 million liability for the fair value of potential additional cash payments, which are payable over the next three years contingent upon the achievement by the acquired business of certain revenue and earnings targets. This acquisition resulted in $25.4 million of Goodwill. Intangible assets acquired, which totaled $10.5 million, consist primarily of acquired software technology and customer relationships, which are being amortized over a seven-year life and ten-year life, respectively. The results of TwoFour Systems' operations were included in the Company’s Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q from the date of acquisition. Pro forma supplemental financial information is not provided as the impact of the acquisition on the Company’s operating results, financial position or cash flows was not material.
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

The following tables set forth the Company’s financial assets and liabilities at March 31, 2015 and June 30, 2014, respectively, that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$68.9	$—	$—	$68.9
Other current assets:
Available-for-sale equity securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale equity securities	24.0	—	1.1	25.1
Total as of March 31, 2015	$93.0	$—	$1.1	$94.1

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$138.9	$—	$—	$138.9
Other current assets:
Available-for-sale equity securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale equity securities	19.8	—	1.1	20.9
Total as of June 30, 2014	$158.8	$—	$1.1	$159.9
_____________

(1)	Money market funds include MMDA account balances of $53.7 million and $71.6 million as of March 31, 2015 and June 30, 2014, respectively.
The following table sets forth an analysis of changes during the nine months ended March 31, 2015 and 2014, respectively, in Level 3 financial assets of the Company:

	March 31, 2015	March 31, 2014
	($ in millions)
Beginning balance	$1.1	$1.1
Net realized/unrealized gains (losses)	—	—
Purchases	—	—
Transfers in (out) of Level 3	—	—
Ending balance	$1.1	$1.1
The Company did not incur any Level 3 fair value asset impairments during the nine months ended March 31, 2015 and 2014. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year. For the nine months ended March 31, 2015 and 2014, there were no transfers between levels.

NOTE 7. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	March 31, 2015	June 30, 2014
	($ in millions)
Deferred client conversion and start-up costs	$135.6	$135.5
Deferred data center costs	44.2	44.9
Long-term investments	29.8	25.3
Long-term broker fees	6.1	8.7
Other	26.0	22.7
Total	$241.7	$237.1
NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2015	June 30, 2014
	($ in millions)
Employee compensation and benefits	$132.6	$164.4
Accrued broker fees	49.8	62.0
Accrued taxes	24.7	35.0
Accrued dividend payable	31.6	24.7
Other	12.2	20.5
Total	$250.9	$306.6
NOTE 9. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	March 31, 2015	June 30, 2014	Unused Available Capacity
		($ in millions)
Long-term debt
Fiscal 2015 Revolving Credit Facility	August 2019	$105.0	$—	$645.0
Fiscal 2007 Senior Notes	June 2017	124.7	124.6	—
Fiscal 2014 Senior Notes	September 2020	399.6	399.5	—
Total debt		$629.3	$524.1	$645.0
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

Borrowings under the Fiscal 2015 Revolving Credit Facility initially bear interest at LIBOR plus 112.5 basis points. The Fiscal 2015 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the unused portion of the facility, which totaled $0.2 million and $0.6 million for the three and nine months ended March 31, 2015. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2015 Revolving Credit Facility. During the quarter ended September 30, 2014, the Company expensed $0.1 million of issuance costs related to certain lenders from the 2012 Revolving Credit Facility that are not participating in the Fiscal 2015 Revolving Credit Facility. As of March 31, 2015, $2.1 million of debt issuance costs remain to be amortized (including $0.4 million of issuance costs from the Fiscal 2012 Revolving Credit Facility). Such costs are capitalized in Other non-current assets in the Condensed Consolidated Balance Sheets and are being amortized to Other expenses, net on a straight-line basis, which approximates the effective interest method, over the term of this facility.

The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2015 Revolving Credit Facility at any time. The Fiscal 2015 Revolving Credit Facility is subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At March 31, 2015, the Company is not aware of any instances of non-compliance with the financial covenants of the Fiscal 2015 Revolving Credit Facility.

  Fiscal 2007 Senior Notes: In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Fiscal 2007 Senior Notes”). The Fiscal 2007 Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Fiscal 2007 Senior Notes is payable semi-annually in arrears on June 1st and December 1st each year. The Fiscal 2007 Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Fiscal 2007 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At March 31, 2015, the Company is not aware of any instances of non-compliance with the covenants of the indenture governing the Fiscal 2007 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2007 Senior Notes upon a change of control triggering event. The Fiscal 2007 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2007 Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2007 Senior Notes. These costs have been capitalized and are being amortized to Other expenses, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. As of March 31, 2015, $0.3 million of debt issuance costs remain to be amortized. During the fiscal year ended June 30, 2009, the Company purchased $125.0 million principal amount of the Fiscal 2007 Senior Notes (including $1.0 million unamortized bond discount) pursuant to a cash tender offer for such notes. The fair value of the fixed-rate Fiscal 2007 Senior Notes at March 31, 2015 and June 30, 2014 was $136.2 million and $139.1 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 6, “Fair Value of Financial Instruments”).
Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1st and September 1st each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At March 31, 2015, the Company is not aware of any instances of non-compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Fiscal 2014 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to Other expenses, net on a straight-line basis, which approximates the effective interest method, over the seven-year term. As of March 31, 2015, $3.3 million of debt issuance costs remain to be amortized. The fair value of the fixed-rate Fiscal 2014 Senior Notes at March 31, 2015 and June 30, 2014 was $424.3 million and $426.6 million based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 6, “Fair Value of Financial Instruments”).
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of March 31, 2015 and June 30, 2014, there were no outstanding borrowings under these lines of credit.

NOTE 10. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended March 31, 2015 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options (d)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at January 1, 2015	8,410,158	$24.83	2,506,669	$29.33	868,014	$28.90
Granted	936,042	50.95	19,844	48.58	—	—
Exercise of stock options (a)	(1,073,373)	19.34	—	—	—	—
Vesting of restricted stock units (b)	—	—	(61,769)	22.54	(3,652)	21.26
Expired/forfeited	(34,692)	27.47	(69,201)	28.74	(6,444)	26.80
Balances at March 31, 2015 (c)	8,238,135	$28.50	2,395,543	$29.68	857,918	$28.95
____________

(a)	Stock options exercised during the period of January 1, 2015 through March 31, 2015 had an aggregate intrinsic value of $32.9 million.

(b)	Time-based and performance-based restricted stock units that vested during the period of January 1, 2015 through March 31, 2015 had a fair value of $3.3 million and $0.2 million, respectively.

(c)
As of March 31, 2015, the Company's outstanding "in the money" stock options using the March 31, 2015 closing stock price of $55.01 (approximately 5.0 million shares) had an aggregate intrinsic value of $159.5 million. As of March 31, 2015, time-based restricted stock units and performance-based restricted stock units expected to vest using the March 31, 2015 share price of $55.01 (approximately 2.3 million and 0.9 million shares, respectively) had an aggregate intrinsic value of $126.3 million and $47.6 million, respectively.

(d)	Stock options outstanding as of March 31, 2015 have a weighted-average remaining contractual life of 6.3 years and 5.0 million stock options are exercisable.
The activity related to the Company’s incentive equity awards for the nine months ended March 31, 2015 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at July 1, 2014	9,847,291	$23.73	1,866,408	$25.69	662,282	$26.30
Granted	1,072,672	50.10	714,273	39.20	215,840	36.91
Exercise of stock options (a)	(2,591,210)	19.43	—	—	—	—
Vesting of restricted stock units (b)	—	—	(71,793)	22.96	(8,862)	22.46
Expired/forfeited	(90,618)	24.98	(113,345)	28.28	(11,342)	30.27
Balances at March 31, 2015	8,238,135	$28.50	2,395,543	$29.68	857,918	$28.95
_____________

(a)	Stock options exercised during the period of July 1, 2014 through March 31, 2015 had an aggregate intrinsic value of $68.9 million.

(b)	Time-based and performance-based restricted stock units that vested during the period of July 1, 2014 through March 31, 2015 had a fair value of $3.5 million and $0.4 million, respectively.
The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Exercise prices on options granted have been and continue to be set equal to the market price of the underlying shares on the date of the grant (except special stock option grants which were granted in fiscal years 2008, 2009, and 2010 to certain executive officers who were with the brokerage division of Automatic Data Processing, Inc. at the time of the spin-off, some of which have a premium exercise price), with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of

$10.3 million, as well as related tax benefits of $3.9 million was recognized for both the three months ended March 31, 2015 and 2014. Stock-based compensation expense of $29.9 million and $25.0 million, as well as related tax benefits of $11.3 million and $9.4 million was recognized for the nine months ended March 31, 2015 and 2014, respectively.
As of March 31, 2015, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $17.4 million and $36.2 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 3.3 years and 1.7 years, respectively.
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
NOTE 11. INCOME TAXES
The Provision for income taxes and effective tax rates for the three and nine months ended March 31, 2015 were $27.9 million and 34.1%, and $62.3 million and 34.0%, compared to $26.1 million and 33.9%, and $66.1 million and 35.0% for the three and nine months ended March 31, 2014, respectively. The increase in the effective tax rate for the three months ended March 31, 2015 compared to the comparable prior year period is primarily attributable to the decrease in the percentage of lower taxed non-U.S. earnings as a percentage of total earnings before income taxes.  The decrease for the nine month period ended March 31, 2015 compared to the comparable prior year period is primarily attributable to the recognition of the U.S. federal research and development tax credits based on the December 2014 legislative reinstatement of this credit for calendar year 2014, as well as a lower U.S. state effective rate and certain reserve items released due to statute of limitation expiration, partially offset by a change in the geographical mix of income which lowered the percentage of lower taxed non-U.S. earnings as a percentage of total earnings before income taxes when compared to the comparable prior year period.
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
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at March 31, 2015 are $551.7 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company's technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at March 31, 2015 are $41.4 million through fiscal year 2024, the final year of the contract.

In July 2014, the Company entered into an agreement providing for a capital commitment of $7.5 million to be made by the Company into an equity method investment. The Company contributed $5.5 million to this investment during the nine months ended March 31, 2015, and has a remaining commitment of $2.0 million through June 30, 2015.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of March 31, 2015 and June 30, 2014. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
The Company's business process outsourcing and mutual fund processing services are performed by a securities broker-dealer, Broadridge Business Process Outsourcing, LLC ("BBPO"). BBPO is registered with the SEC, is a member of Financial Industry Regulatory Authority, Inc. (“FINRA”), and is required to participate in the Securities Investor Protection Corporation ("SIPC"). Although BBPO's FINRA membership agreement allows it to engage in clearing, and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. BBPO is subject to regulations concerning many aspects of its business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of its business or disqualification of its directors, officers or employees. Recently, there has been increased regulatory scrutiny of the securities industry including the outsourcing by firms of their operations or functions. This oversight could result in the future enactment of more restrictive laws or rules with respect to business process outsourcing. In addition, MG Trust Company, LLC (“MG Trust Company”), a subsidiary of the Company's Matrix Financial Solutions, Inc. ("Matrix"), is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. MG Trust Company operates pursuant to the rules and regulations of the Colorado Division of Banking.
NOTE 13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income for the three months ended March 31, 2015, and 2014, respectively:

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at January 1, 2015	$(2.3)	$1.9	$(5.1)	$(5.5)
Other comprehensive income before reclassifications	(16.7)	—	—	(16.7)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balances at March 31, 2015	$(19.0)	$1.9	$(5.1)	$(22.2)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at January 1, 2014	$10.9	$1.6	$(4.4)	$8.1
Other comprehensive income before reclassifications	(0.5)	0.1	—	(0.4)
Amounts reclassified from accumulated other comprehensive income	—	—	0.1	0.1
Balances at March 31, 2014	$10.4	$1.7	$(4.3)	$7.8

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income for the nine months ended March 31, 2015, and 2014, respectively:

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at July 1, 2014	$13.6	$1.9	$(5.2)	$10.3
Other comprehensive income before reclassifications	(32.6)	—	—	(32.6)
Amounts reclassified from accumulated other comprehensive income	—	—	0.1	0.1
Balances at March 31, 2015	$(19.0)	$1.9	$(5.1)	$(22.2)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at July 1, 2013	$7.6	$1.1	$(4.5)	$4.2
Other comprehensive income before reclassifications	2.8	0.6	—	3.4
Amounts reclassified from accumulated other comprehensive income	—	—	0.2	0.2
Balances at March 31, 2014	$10.4	$1.7	$(4.3)	$7.8
The following table summarizes the reclassifications out of accumulated other comprehensive income:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	($ in millions)
Pension and Post-retirement liabilities:
Amortization of loss reclassified into Selling, general and administrative expenses	$0.1	$0.2	$0.3	$0.4
Tax income	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of loss net of tax	$—	$0.1	$0.1	$0.2
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
Certain corporate expenses, as well as certain centrally managed expenses, are allocated based upon budgeted amounts in a reasonable manner. Because the Company compensates the management of its various businesses on, among other factors, segment profit, the Company may elect to record certain segment-related expense items in Other rather than reflect such items in segment profit.
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

Segment results:

	Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	($ in millions)
Investor Communication Solutions	$466.1	$435.5	$1,264.4	$1,163.4
Global Technology and Operations	178.0	172.7	514.9	509.7
Foreign currency exchange	(9.9)	(1.9)	(14.7)	(1.0)
Total	$634.2	$606.3	$1,764.6	$1,672.1

	Earnings (Loss) before Income Taxes
	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	($ in millions)
Investor Communication Solutions	$63.0	$57.2	$135.4	$117.7
Global Technology and Operations	33.6	36.1	91.7	103.5
Other	(16.4)	(20.0)	(53.5)	(45.3)
Foreign currency exchange	1.7	3.6	9.9	13.0
Total	$81.9	$76.9	$183.5	$188.9

NOTE 15. SUBSEQUENT EVENT
On April 10, 2015, the Company completed the acquisition of the trade processing business of the Wilmington Trust Retirement and Institutional Services unit of M&T Bank Corporation. The acquired business is being combined with Broadridge’s mutual fund and ETF trade processing platform in its Investor Communication Solutions segment. The purchase price was $61.0 million, subject to net working capital and post-closing adjustments. As of the date of the acquisition, the acquired net assets will be recorded at fair value in accordance with the purchase method of accounting and the results of operations of the acquired business will be included in the results of operations of the Investor Communication Solutions segment. This acquisition was not material to the Company’s operations, financial position, or cash flows. As of the date of the filing of this report, the preliminary purchase price allocation has not been finalized.

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
In March 2015, the Company acquired Direxxis LLC ("Direxxis"), a provider of cloud-based marketing solutions and services.
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
Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and nine months ended March 31, 2015 compared to the three and nine months ended March 31, 2014. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the nine months ended March 31, 2015, mutual fund proxy fee revenues were 5% higher than the nine months ended March 31, 2014. During fiscal years 2014 and 2013, mutual fund proxy fee revenues were 31% and 54% higher, respectively, than the prior fiscal year. During fiscal year 2012, mutual fund proxy revenues were 28% lower than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
Distribution revenues primarily include revenues related to the physical mailing of proxy materials, interim communications, transaction reporting, and fulfillment services as well as Matrix Financial Solutions, Inc. ("Matrix") administrative services.
Distribution cost of revenues consists primarily of postage-related expenses incurred in connection with our Investor Communication Solutions segment as well as Matrix shareholder services fees. These costs are reflected in Cost of Revenues.
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
The Company tracks actual revenues achieved during the first year that the client contract is fully implemented and compares this to the amount that was included in the Company’s previously reported closed sales amount. The Company adjusts the current year closed sales amount for any difference between the prior year’s reported closed sales amount and the actual revenues achieved in the first year of the applicable contract. Recurring revenue closed sales were adjusted by $0.7 million and zero for the three months ended March 31, 2015 and 2014, respectively. Recurring revenue closed sales were adjusted by $0.2 million and $0.1 million for the nine months ended March 31, 2015 and 2014, respectively. Event-driven revenue closed sales were adjusted by $(0.1) million and zero for both the three and nine months ended March 31, 2015 and 2014, respectively.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended March 31, 2015 and 2014, and the dollar and percentage changes between periods:

	Three Months Ended March 31,
			Change
	2015	2014	$	%
	($ in millions, except per share amounts)
Revenues	$634.2	$606.3	$27.9	5
Cost of revenues	452.6	427.6	25.0	6
Selling, general and administrative expenses	92.0	95.6	(3.6)	(4)
Other expenses, net	7.7	6.2	1.5	24
Total expenses	552.3	529.4	22.9	4
Earnings before income taxes	81.9	76.9	5.0	7
Margin	12.9%	12.7%		0.2	pts
Provision for income taxes	27.9	26.1	1.8	7
Effective tax rate	34.1%	33.9%		0.2	pts
Net earnings	$54.0	$50.8	$3.2	6
Basic earnings per share	$0.45	$0.42	$0.03	7
Diluted earnings per share	$0.43	$0.41	$0.02	5
Nine Months Ended March 31, 2015 versus Nine Months Ended March 31, 2014
The table below presents Condensed Consolidated Statements of Earnings data for the nine months ended March 31, 2015 and 2014, and the dollar and percentage changes between periods:

	Nine Months Ended March 31,
			Change
	2015	2014	$	%
	($ in millions, except per share amounts)
Revenues	$1,764.6	$1,672.1	$92.5	6
Cost of revenues	1,273.1	1,210.2	62.9	5
Selling, general and administrative expenses	284.8	255.1	29.7	12
Other expenses, net	23.2	17.9	5.3	30
Total expenses	1,581.1	1,483.2	97.9	7
Earnings before income taxes	183.5	188.9	(5.4)	(3)
Margin	10.4%	11.3%		(0.9)	pts
Provision for income taxes	62.3	66.1	(3.8)	(6)
Effective tax rate	34.0%	35.0%		(1.0)	pts
Net earnings	$121.2	$122.8	$(1.6)	(1)
Basic earnings per share	$1.01	$1.03	$(0.02)	(2)
Diluted earnings per share	$0.97	$0.99	$(0.02)	(2)
Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014
Revenues. Revenues for the three months ended March 31, 2015 were $634.2 million, an increase of $27.9 million, or 5%, compared to $606.3 million for the three months ended March 31, 2014. The $27.9 million increase was driven by higher recurring fee revenues of $18.9 million, or 5%, higher event-driven fee revenues of $9.4 million, or 25%, and higher distribution revenues of $7.6 million, or 4%. The positive contribution from recurring fee revenues reflected gains from Net

New Business (2pts), internal growth (1pt) and contributions from acquisitions (1pt). Fluctuations in foreign currency exchange rates negatively impacted revenues by $8.0 million.
Closed sales for the three months ended March 31, 2015 were $51.0 million, an increase of $9.6 million, or 23%, compared to $41.4 million for the three months ended March 31, 2014. Recurring revenue closed sales for the three months ended March 31, 2015 were $26.7 million, an increase of $3.2 million, or 14%, compared to $23.5 million for the three months ended March 31, 2014. Event-driven revenue closed sales for the three months ended March 31, 2015 were $24.3 million, an increase of $6.4 million, or 36%, compared to $17.9 million for the three months ended March 31, 2014.
Nine Months Ended March 31, 2015 versus Nine Months Ended March 31, 2014
Revenues. Revenues for the nine months ended March 31, 2015 were $1,764.6 million, an increase of $92.5 million, or 6%, compared to $1,672.1 million for the nine months ended March 31, 2014. The $92.5 million increase was driven by higher recurring fee revenues of $59.1 million, or 5%, and higher distribution revenues of $33.9 million, or 7%. The positive contribution from recurring fee revenues reflected gains from Net New Business (3pts), internal growth (1pt), and contributions from acquisitions (1pt). Event-driven fee revenues were $120.0 million, an increase of $13.2 million, or 12%, compared to $106.8 million for the nine months ended March 31, 2014. Fluctuations in foreign currency exchange rates negatively impacted revenues by $13.7 million.
Closed sales for the nine months ended March 31, 2015 were $155.6 million, an increase of $59.7 million, or 62%, compared to $95.9 million for the nine months ended March 31, 2014. Recurring revenue closed sales for the nine months ended March 31, 2015 were $107.6 million, an increase of $46.0 million, or 75%, compared to $61.6 million for the nine months ended March 31, 2014. Event-driven revenue closed sales for the nine months ended March 31, 2015 were $48.0 million, an increase of $13.7 million, or 40%, compared to $34.3 million for the nine months ended March 31, 2014.
Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014
Total Expenses. Total expenses for the three months ended March 31, 2015 were $552.3 million, an increase of $22.9 million, or 4%, compared to $529.4 million for the three months ended March 31, 2014. Cost of revenues were higher by $25.0 million, or 6%, Other expenses, net increased by $1.5 million, or 24%, and Selling, general and administrative expenses were lower by $3.6 million, or 4%.
Cost of revenues for the three months ended March 31, 2015 were $452.6 million, an increase of $25.0 million, or 6%, compared to $427.6 million for the three months ended March 31, 2014. The increase reflects higher distribution cost of revenues of $8.0 million driven mostly by the increase in distribution revenues, higher costs related to acquisitions of $4.8 million and higher variable expenses driven mostly by the increase in recurring and event-driven fee revenues. Fluctuations in foreign currency exchange rates decreased cost of fee revenues by $6.2 million.
Selling, general and administrative expenses for the three months ended March 31, 2015 were $92.0 million, a decrease of $3.6 million, or 4%, compared to $95.6 million for the three months ended March 31, 2014. The decrease was primarily related to lower performance-based compensation expenses of $4.5 million and lower professional services fees of $2.7 million primarily in support of the Company's corporate and growth initiatives, partially offset by higher costs related to acquisitions of $2.0 million and higher selling and marketing expenses of $1.5 million as the Company continues to raise its brand and service awareness in the marketplace to increase its sales capabilities.
Other expenses, net for the three months ended March 31, 2015 were $7.7 million, an increase of $1.5 million, or 24%, compared to $6.2 million for the three months ended March 31, 2014, mainly reflecting $1.7 million related to losses from equity method investments. Fluctuations in foreign currency exchange rates decreased Other expenses, net by $0.3 million.
Nine Months Ended March 31, 2015 versus Nine Months Ended March 31, 2014
Total Expenses. Total expenses for the nine months ended March 31, 2015 were $1,581.1 million, an increase of $97.9 million, or 7%, compared to $1,483.2 million for the nine months ended March 31, 2014. Cost of revenues were higher by $62.9 million, or 5%, Selling, general and administrative expenses were higher by $29.7 million, or 12%, and Other expenses, net increased by $5.3 million, or 30%.
Cost of revenues for the nine months ended March 31, 2015 were $1,273.1 million, an increase of $62.9 million, or 5%, compared to $1,210.2 million for the nine months ended March 31, 2014. The increase reflects higher distribution cost of revenues of $33.1 million driven mostly by the increase in distribution revenues, higher costs related to acquisitions of $11.9 million and higher variable expenses driven mostly by the increase in recurring and event-driven fee revenues. Fluctuations in foreign currency exchange rates decreased cost of fee revenues by $11.0 million.
Selling, general and administrative expenses for the nine months ended March 31, 2015 were $284.8 million, an increase of $29.7 million, or 12%, compared to $255.1 million for the nine months ended March 31, 2014. The increase was primarily related to higher selling and marketing expenses of $6.4 million as the Company continues to focus on increasing its sales capabilities, higher commissions of $5.8 million due to the growth in closed sales as discussed above, higher costs related to acquisitions of $5.7 million, a $2.8 million increase in costs related to corporate staffing changes in the current year and higher professional services fees of $1.9 million primarily in support of the Company's corporate and growth initiatives. Also contributing to the increase was a $3.6 million change in the fair value of our obligations under contingent acquisition consideration arrangements.
Other expenses, net for the nine months ended March 31, 2015 were $23.2 million, an increase of $5.3 million, or 30%, compared to $17.9 million for the nine months ended March 31, 2014, mainly reflecting a $5.1 million increase related to losses from equity method investments and higher interest expense of $1.8 million related to our borrowings, slightly offset by a $0.8 million increase in interest income.
Earnings before Income Taxes. Earnings before income taxes for the three months ended March 31, 2015 were $81.9 million, an increase of $5.0 million, or 7%, compared to $76.9 million for the three months ended March 31, 2014. The increase is mainly due to higher revenues and improvement in pre-tax margins, which increased to 12.9% for the three months ended March 31, 2015, compared to 12.7% for the three months ended March 31, 2014.
Earnings before income taxes for the nine months ended March 31, 2015 were $183.5 million, a decrease of $5.4 million, or 3%, compared to $188.9 million for the nine months ended March 31, 2014. The decrease is mainly due to higher Selling, general, and administrative expenses as the Company has focused on expanding its sales organization to increase its sales capabilities. Pre-tax margins decreased to 10.4% for the nine months ended March 31, 2015 compared to 11.3% for the nine months ended March 31, 2014.
Provision for Income Taxes. The Provision for income taxes and effective tax rates for the three months ended March 31, 2015 were $27.9 million and 34.1%, compared to $26.1 million and 33.9% for the three months ended March 31, 2014. The Provision for income taxes and effective tax rates for the nine months ended March 31, 2015 were $62.3 million and 34.0%, compared to $66.1 million and 35.0% for the nine months ended March 31, 2014. The increase in the effective tax rate for the three months ended March 31, 2015 compared to the comparable three month prior year period is primarily attributable to the decrease in the percentage of lower taxed non-U.S. earnings as a percentage of total earnings before income taxes as a result of weakening foreign currencies versus the U.S. dollar.  The decrease in the effective tax rate for the nine month period ended March 31, 2015 compared to the comparable nine month prior year period is primarily attributable to the recognition of the U.S. federal research and development tax credits based on the December 2014 legislative reinstatement of this credit for calendar year 2014, as well as a lower U.S. state effective rate and certain reserve items released due to statute of limitation expiration, partially offset by a change in the geographical mix of income which lowered the percentage of taxable non-U.S. earnings as a percentage of total earnings before income taxes when compared to the comparable prior year period.
Net Earnings and Basic and Diluted Earnings per Share. Net earnings for the three months ended March 31, 2015 were $54.0 million, an increase of $3.2 million, or 6%, compared to $50.8 million for the three months ended March 31, 2014. The increase in Net earnings primarily reflects higher revenues and improvement in pre-tax margins as discussed above.
Net earnings for the nine months ended March 31, 2015 were $121.2 million, a decrease of $1.6 million, or 1%, compared to $122.8 million for the nine months ended March 31, 2014. The decrease in Net earnings primarily reflects higher Selling, general and administrative expenses as discussed above.
Basic and Diluted earnings per share for the three months ended March 31, 2015 were $0.45 and $0.43, an increase of $0.03 and $0.02, or 7% and 5%, respectively, compared to $0.42 and $0.41 for the three months ended March 31, 2014, respectively.
Basic and Diluted earnings per share for the nine months ended March 31, 2015 were $1.01 and $0.97, a decrease of $0.02 and $0.02, or 2% and 2%, respectively, compared to $1.03 and $0.99 for the nine months ended March 31, 2014, respectively.

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
Certain corporate expenses, as well as certain centrally managed expenses, are allocated based upon budgeted amounts in a reasonable manner. Because the Company compensates the management of its various businesses on, among other factors, segment profit, the Company may elect to record certain segment-related expense items in Other rather than reflect such items in segment profit.
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
Revenues

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2015	2014	$	%	2015	2014	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$466.1	$435.5	$30.6	7	$1,264.4	$1,163.4	$101.0	9
Global Technology and Operations	178.0	172.7	5.3	3	514.9	509.7	5.2	1
Foreign currency exchange	(9.9)	(1.9)	(8.0)	*	(14.7)	(1.0)	(13.7)	*
Total	$634.2	$606.3	$27.9	5	$1,764.6	$1,672.1	$92.5	6

* Not Meaningful
Earnings (Loss) Before Income Taxes

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2015	2014	$	%	2015	2014	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$63.0	$57.2	$5.8	10	$135.4	$117.7	$17.7	15
Global Technology and Operations	33.6	36.1	(2.5)	(7)	91.7	103.5	(11.8)	(11)
Other	(16.4)	(20.0)	3.6	18	(53.5)	(45.3)	(8.2)	(18)
Foreign currency exchange	1.7	3.6	(1.9)	(53)	9.9	13.0	(3.1)	(24)
Total	$81.9	$76.9	$5.0	7	$183.5	$188.9	$(5.4)	(3)

Investor Communication Solutions

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2015	2014	$	%	2015	2014	$	%
	($ in millions)				($ in millions)
Recurring fee revenues	$228.1	$214.5	$13.6	6	$619.5	$565.6	$53.9	10
Event-driven fee revenues	47.6	38.2	9.4	25	120.0	106.8	13.2	12
Distribution revenues	190.4	182.8	7.6	4	524.9	491.0	33.9	7
Total	$466.1	$435.5	$30.6	7	$1,264.4	$1,163.4	$101.0	9
Revenues. Investor Communication Solutions segment’s Revenues for the three months ended March 31, 2015 were $466.1 million, an increase of $30.6 million, or 7%, compared to $435.5 million for the three months ended March 31, 2014. The increase was attributable to higher recurring fee revenues which contributed $13.6 million, higher event-driven fee revenues which contributed $9.4 million and a $7.6 million increase in distribution revenues.
Higher recurring fee revenues of 6% were driven by contributions from our recent acquisitions of Emerald and Direxxis (2pts), Net New Business (2pts) from increases in revenues from closed sales, and market-based internal growth activities (2pts). Position growth for mutual fund interim and annual equity proxy communications, both components of internal growth, was 8% and 12%, respectively, as compared to the same period in the prior year. Higher event-driven fee revenues were the result of increased mutual fund proxy communications activity.
Investor Communication Solutions segment’s Revenues for the nine months ended March 31, 2015 were $1,264.4 million, an increase of $101.0 million, or 9%, compared to $1,163.4 million for the nine months ended March 31, 2014. The increase was attributable to higher recurring fee revenues which contributed $53.9 million, higher distribution revenues which contributed $33.9 million, and a $13.2 million increase in event-driven fee revenues.
Higher recurring fee revenues of 10% were the result of contributions from Net New Business (4pts) from increases in revenues from closed sales, internal growth from market-based activities (3pts), and contributions from our acquisitions of Emerald and Direxxis (3pts). Position growth for both mutual fund interim and annual equity proxy communications, a component of internal growth, was 8% and 8%, respectively, as compared to the same period in the prior year. Higher event-driven fee revenues were the result of increased equity proxy specials, and mutual fund proxy communications activity. Although these indicators were positive, the first nine months results are not necessarily indicative of our full-year results due to the seasonality of our business.
Earnings before Income Taxes. Earnings before income taxes for the three months ended March 31, 2015 were $63.0 million, an increase of $5.8 million, or 10%, compared to $57.2 million for the three months ended March 31, 2014. Pre-tax margins increased by 0.4 percentage points to 13.5% mainly due to the contributions from the growth in revenues more than offsetting expenses from growth initiatives, including losses from equity method investments.
Earnings before income taxes for the nine months ended March 31, 2015 were $135.4 million, an increase of $17.7 million, or 15%, compared to $117.7 million for the nine months ended March 31, 2014. Pre-tax margins increased by 0.6 percentage points to 10.7% mainly due to contributions from the growth in revenues more than offsetting higher Selling, general and administrative expenses from acquisitions, the continued expansion of our sales capabilities, higher commissions due to growth in closed sales, and growth initiatives including losses from equity method investments.
Global Technology and Operations
Revenues. Global Technology and Operations segment’s Revenues for the three months ended March 31, 2015 were $178.0 million, an increase of $5.3 million, or 3%, compared to $172.7 million for the three months ended March 31, 2014. The 3% increase was mainly the result of higher Net New Business (2pts) from increases in revenues from closed sales and contributions from our recent acquisition of TwoFour Systems (1pt).
Global Technology and Operations segment’s Revenues for the nine months ended March 31, 2015 were $514.9 million, an increase of $5.2 million, or 1%, compared to $509.7 million for the nine months ended March 31, 2014. The 1% increase was attributable to higher Net New Business (2pts) from increases in revenues from closed sales partially offset by lower internal growth due to contract renewals and other equity services (-1pt).

Earnings before Income Taxes. Earnings before income taxes for the three months ended March 31, 2015 were $33.6 million, a decrease of $2.5 million, or 7%, compared to $36.1 million for the three months ended March 31, 2014. Pre-tax margins decreased by 2.0 percentage points to 18.9% primarily as a result of incremental costs related to the acquisition of TwoFour Systems and continued expansion of our sales capabilities and growth initiatives, partially offset by contributions from higher revenues.
Earnings before income taxes for the nine months ended March 31, 2015 were $91.7 million, a decrease of $11.8 million, or 11%, compared to $103.5 million for the nine months ended March 31, 2014. Pre-tax margins decreased by 2.5 percentage points to 17.8% primarily as a result of higher performance-based compensation expenses, continued expansion of our sales capabilities and growth initiatives and incremental costs related to the acquisition of TwoFour Systems, partially offset by contributions from higher revenues.
Other
Revenues. There were no Revenues in our Other segment for the periods presented.
Loss before Income Taxes. Loss before income taxes was $16.4 million for the three months ended March 31, 2015, a decrease of $3.6 million, compared to $20.0 million for the three months ended March 31, 2014. The decreased loss was mainly due to a $5.5 million decrease in performance-based compensation expenses, partially offset by a $0.6 million increase in expenses related to corporate staffing changes, and an increase in expenses related to corporate initiatives in the current year.
Loss before income taxes was $53.5 million, an increase of $8.2 million, compared to $45.3 million for the nine months ended March 31, 2014. The increased loss was mainly due to a $3.6 million change in the fair value of our obligations under contingent acquisition consideration arrangements, a $2.8 million increase in expenses related to corporate staffing changes and a $1.9 million increase in acquisition related expenses.
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
Set forth below is a reconciliation of Adjusted net earnings (Non-GAAP) to the comparable GAAP measure:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	($ in millions)
Adjusted net earnings (Non-GAAP)	$58.8	$55.1	$135.4	$134.4
Adjustments:
Acquisition Amortization and Other Costs	(7.3)	(6.4)	(21.6)	(17.8)
Tax impact of adjustments	2.5	2.1	7.3	6.2
Net earnings (GAAP)	$54.0	$50.8	$121.2	$122.8
Note: Amounts may not sum due to rounding.
Set forth below is a reconciliation of Adjusted diluted earnings per share (Non-GAAP) to the comparable GAAP measure:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Adjusted diluted earnings per share (Non-GAAP)	$0.47	$0.44	$1.09	$1.08
Adjustments:
Acquisition Amortization and Other Costs	(0.06)	(0.05)	(0.17)	(0.14)
Tax impact of adjustments	0.02	0.02	0.06	0.05
Diluted earnings per share (GAAP)	$0.43	$0.41	$0.97	$0.99
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
Set forth below is a reconciliation of Free cash flows (Non-GAAP) to the comparable GAAP measure:

	Nine Months Ended March 31,
	2015	2014
	($ in millions)
Free cash flows (Non-GAAP)	$126.0	$143.7
Adjustment:
Capital expenditures and software purchases	30.6	43.7
Net cash flows provided by operating activities (GAAP)	$156.6	$187.4
Financial Condition, Liquidity and Capital Resources
At March 31, 2015, Cash and cash equivalents were $310.1 million and Total stockholders’ equity was $898.7 million. At March 31, 2015, working capital was $401.3 million, compared to $396.2 million at June 30, 2014. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, short-term investments and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
As of March 31, 2015, $189.3 million of the $310.1 million of Cash and cash equivalents were held by our foreign subsidiaries, and $41.4 million of Cash and cash equivalents were held by regulated entities. We expect existing domestic cash, cash equivalents, short-term investments, borrowings available under credit facilities and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our current plans do not demonstrate a need to repatriate them to fund our U.S. operations, as we consider these funds to be permanently reinvested outside the U.S.
At March 31, 2015, the Company had $629.3 million outstanding Long-term debt. The Company has $124.7 million principal amount of senior notes due June 2017 and $399.6 million principal amount of senior notes due September 2020. These senior notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. Interest on the senior notes due 2017 is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%. Interest on the senior notes due 2020 is payable semiannually on March 1st and September 1st each year based on a fixed per annum rate equal to 3.95%.
In addition to the senior notes, the Company has a $750.0 million five-year revolving credit facility (the “Fiscal 2015 Revolving Credit Facility”), which is comprised of a $670.0 million U.S. dollar tranche and an $80.0 million multicurrency tranche. Borrowings under the Fiscal 2015 Revolving Credit Facility bear interest at LIBOR plus 112.5 basis points. The Fiscal 2015 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the unused portion of the facility, which totaled $0.2 million and $0.6 million for the three and nine months ended March 31, 2015. As of March 31, 2015, the Company had $105.0 million outstanding borrowings on the Fiscal 2015 Revolving Credit Facility.
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
Cash Flows
Net cash flows provided by operating activities were $156.6 million for the nine months ended March 31, 2015 compared to $187.4 million in Net cash flows provided by operating activities during the nine months ended March 31, 2014. The decrease in cash provided by operating activities of $30.8 million is primarily due to an increase in working capital primarily driven by the timing of accounts receivable collections and vendor payments, slightly offset by the collection of a $26.1 million tax refund by a Canadian subsidiary resulting from the prior settlement and execution of the Advanced Pricing Agreement with the Internal Revenue Service and the Canadian Revenue Authority.

Free cash flows provided by operating activities were $126.0 million for the nine months ended March 31, 2015 compared to $143.7 million in Free cash flows provided by operating activities during the nine months ended March 31, 2014. The decrease of $17.7 million was driven by a decrease in Net cash flows provided by operating activities of $30.8 million for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014, offset by decreased capital expenditures and software purchases of $13.1 million for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014.
Net cash flows used in investing activities for the nine months ended March 31, 2015 were $101.0 million, a decrease of $39.8 million compared to $140.8 million in Net cash flows used in investing activities for the nine months ended March 31, 2014. The decrease primarily reflects lower spending of $32.2 million on acquisitions and lower capital expenditures and software purchases of $13.1 million during the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014.
Net cash flows used in financing activities for the nine months ended March 31, 2015 were $71.3 million, an increase of $1.9 million compared to $69.4 million in Net cash flows used in financing activities for the nine months ended March 31, 2014. The increased use of cash in the nine months ended March 31, 2015 primarily an increase in the repurchases of common stock of $122.0 million and a $18.6 million increase in dividend payments in the current year period compared to the prior year partially offset by net proceeds from borrowings on the revolving credit facility of $105.0 million, an increase of $17.1 million in proceeds from the exercise of stock options, and an increase of $13.7 million in excess tax benefits from the issuance of stock-based compensation awards in the current year period compared to the prior year.
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
Income Taxes
Our effective tax rates for the three and nine months ended March 31, 2015 were 34.1% and 34.0%, respectively, compared to 33.9% and 35.0% for the three and nine months ended March 31, 2014, respectively. The increase in the effective tax rate for the three months ended March 31, 2015 compared to the comparable prior year period is primarily attributable to the decrease in the percentage of lower taxed non-U.S. earnings as a percentage of total earnings before income taxes.  The decrease for the nine month period ended March 31, 2015 compared to the comparable prior year period is primarily attributable to the recognition of the U.S. federal research and development tax credits based on the December 2014 legislative reinstatement of this credit for calendar year 2014, as well as a lower U.S. state effective rate and certain reserve items released due to statute of limitation expiration, partially offset by a change in the geographical mix of income which lowered the percentage of lower taxed non-U.S. earnings as a percentage of total earnings before income taxes when compared to the comparable prior year period.
Contractual Obligations
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, server, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at March 31, 2015 are $551.7 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company's business process outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at March 31, 2015 are $41.4 million through fiscal year 2024, the final year of the contract.
In July 2014, the Company entered into an agreement providing for a capital commitment of $7.5 million to be made by the Company into an equity method investment.  The Company contributed $5.5 million to this investment during the nine months ended March 31, 2015, and has a remaining commitment of $2.0 million through June 30, 2015.
On April 10, 2015, the Company completed the acquisition of the trade processing business of the Wilmington Trust Retirement and Institutional Services unit of M&T Bank Corporation. The acquired business is being combined with Broadridge’s mutual fund and ETF trade processing platform in its Investor Communication Solutions segment. The purchase price was $61.0 million, subject to net working capital and post-closing adjustments. As of the date of the acquisition, the acquired net assets will be recorded at fair value in accordance with the purchase method of accounting and the results of operations of the acquired business will be included in the results of operations of the Investor Communication Solutions segment. This acquisition was not material to the Company’s operations, financial position, or cash flows. As of the date of the filing of this report, the preliminary purchase price allocation has not been finalized.
Other Commercial Agreements
The Company’s Fiscal 2015 Revolving Credit Facility has an available capacity of $750.0 million. This revolving credit facility had $105.0 million outstanding borrowings at March 31, 2015.
Certain of the Company’s foreign subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at March 31, 2015.
Off-balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at March 31, 2015 or at June 30, 2014. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.
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
As of March 31, 2015, $524.3 million of our total $629.3 million in debt outstanding is based on fixed interest rates. Our only variable interest rate borrowing, the Fiscal 2015 Revolving Credit Facility, had $105.0 million outstanding as of March 31, 2015, and the interest rate is based on LIBOR plus 112.5 basis points.

Item 4.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2015 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our third fiscal quarter ended March 31, 2015:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans (2)
January 1, 2015 - January 31, 2015	—		$—	—	9,389,347
February 1, 2015 - February 28, 2015	1,606,606		52.50	1,606,606	7,782,741
March 1, 2015 - March 31, 2015	867,987	(1)	53.65	839,006	6,943,735
Total	2,474,593		$52.90	2,445,612
_____________

(1)	Includes 28,981 shares purchased from employees to pay taxes related to the vesting of restricted stock units.

(2)	During the fiscal quarter ended March 31, 2015, the Company repurchased 2,445,612 shares of common stock at an average price per share $52.90.
On August 6, 2014, the Company's Board of Directors authorized the repurchase of up to an additional 6,200,000 shares of the Company's common stock. The share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.
At March 31, 2015, the Company had 6,943,735 shares available for repurchase under its share repurchase program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Amendment No. 12 to the Information Technology Services Agreement, dated as of March 31, 2015, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc.

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and nine months ended March 31, 2015 and 2014, (ii) condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2015 and 2014, (iii) condensed consolidated balance sheets as of March 31, 2015 and June 30, 2014, (iv) condensed consolidated statements of cash flows for the nine months ended March 31, 2015 and 2014, and (v) the notes to the condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: May 8, 2015	By:	/s/ James M. Young
James M. Young
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Amendment No. 12 to the Information Technology Services Agreement, dated as of March 31, 2015, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc.

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and nine months ended March 31, 2015 and 2014, (ii) condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2015 and 2014, (iii) condensed consolidated balance sheets as of March 31, 2015 and June 30, 2014, (iv) condensed consolidated statements of cash flows for the nine months ended March 31, 2015 and 2014, and (v) the notes to the condensed consolidated financial statements.