Form 10-K
period 2015-06-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2015-08-07
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2015
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 001- 33220

BROADRIDGE FINANCIAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-1151291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1981 MARCUS AVENUE, LAKE SUCCESS, NY	11042
(Address of principal executive offices)	(Zip code)
(516) 472-5400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.01 per share	New York Stock Exchange
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
Large Accelerated Filer  ☒     Accelerated Filer  ☐     Non-Accelerated Filer  ☐     Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value, as of December 31, 2014, of common stock held by non-affiliates of the registrant was approximately $5,514,919,514.
As of July 31, 2015, there were 118,272,854 shares of the registrant’s common stock outstanding (excluding 36,188,273 shares held in treasury), par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of June 30, 2015 are incorporated by reference into Part III.

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

•	changes in laws and regulations affecting Broadridge’s clients or the services provided by Broadridge;

•	declines in participation and activity in the securities markets;

•	any material breach of Broadridge security affecting its clients’ customer information;

•	the failure of our outsourced data center services provider to provide the anticipated levels of service;

•	a disaster or other significant slowdown or failure of Broadridge’s systems or error in the performance of Broadridge’s services;

•	overall market and economic conditions and their impact on the securities markets;

•	Broadridge’s failure to keep pace with changes in technology and the demands of its clients;

•	the ability to attract and retain key personnel;

•	the impact of new acquisitions and divestitures; and

•	competitive conditions.
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
Overview
Broadridge is a leading global provider of investor communications and technology-driven solutions to banks, broker-dealers, mutual funds and corporate issuers. Our services include investor communications, securities processing, and data and analytics solutions. In short, we provide the infrastructure that helps the financial services industry operate. With over 50 years of experience, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities.
We deliver a broad range of solutions that help our clients better serve their retail and institutional customers across the entire investment lifecycle, including pre-trade, trade, and post-trade processing. We serve a large and diverse client base across our five businesses: Bank/Broker-Dealer Investor Communication Solutions, Corporate Issuer Solutions, Advisor Solutions, Mutual Fund and Retirement Solutions, and Global Technology and Operations. Our businesses operate in two business segments: Investor Communication Solutions and Global Technology and Operations (formerly known as Securities Processing Solutions).
Investor Communication Solutions
Our Bank/Broker-Dealer Investor Communication Solutions, Corporate Issuer Solutions, Advisor Solutions and Mutual Fund and Retirement Solutions businesses operate within this segment. A large portion of our Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge®, our innovative electronic proxy delivery and voting solution for institutional investors and financial advisors, helps ensure the voting participation of the largest stockholders of many companies. We also provide the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help our clients meet their regulatory compliance needs.
Our advisor solutions enable financial and wealth advisors, and insurance agents to better support their customers through the creation of sales and educational content, including seminars and a library of financial planning topics as well as customer communications solutions such as customizable advisor websites, search engine marketing and electronic and print newsletters. Our advisor solutions also help advisors optimize their practice management through customer data aggregation, reporting and cloud-based marketing tools.
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

•
Bank/Broker-Dealer Investor Communication Solutions: We are a leader in investor communication services, processing over 80% of the outstanding shares in the United States (“U.S.”) in the performance of our proxy services. We process over two billion investor communications annually through a combination of physical and electronic channels.

•	Corporate Issuer Solutions: We serve corporate issuers with a variety of their needs including proxy and transfer agency services.

•
Advisor Solutions: We deliver business critical technology products and marketing services to financial advisors. We currently support over 80,000 advisors at more than 250 financial firms with our advisor solutions.

•
Mutual Fund and Retirement Solutions: We are a leading independent provider of retirement fund processing and provide unique data-driven market intelligence, specialized marketing communications and fund governance.

Global Technology and Operations
We are the leading back- and middle-office securities processing platform for North American and global broker-dealers. We offer a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, reference data, reconciliations and accounting. Our services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. Provided on an application service provider (“ASP”) basis, our platform is a global market solution, clearing and settling in over 70 countries. Our multi-currency solutions support real-time global trading of equity, fixed income, mutual fund, foreign exchange, and exchange traded derivative securities in established and emerging markets. We process on average over $5 trillion in equity and fixed income trades per day of U.S. and Canadian securities, including approximately 60% of U.S. fixed income trade volumes.
In addition, our business process outsourcing services, known as our Managed Services solution, allow broker-dealers to outsource certain administrative functions relating to clearing and settlement and asset servicing, while maintaining their ability to finance and capitalize their businesses.
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
We made significant additions to our Global Technology and Operations business through two key acquisitions in the mid-1990s. In 1995, we acquired a London-based provider of multi-currency clearance and settlement services, to become a global supplier of transaction processing services. In 1996, we acquired a provider of institutional fixed income transaction processing systems.
We began offering our proxy services in 1989. The proxy services business, which started what has become our Investor Communication Solutions business, leveraged the information processing systems and infrastructure of our Global Technology and Operations business. Our proxy services offering attracted 31 major clients in its first year of operations. In 1992, we acquired The Independent Election Corporation of America which further increased our proxy services capabilities. By 1999, we were handling over 90% of the investor communication distributions for securities held of record by banks and broker-dealers in the U.S.-from proxy statements to annual reports. During the 1990s, we expanded our proxy services business to serve security owners of Canadian and United Kingdom issuers and we began offering a complete outsourced solution for international proxies.
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
The Company has also acquired businesses in the Global Technology and Operations segment. In fiscal year 2010, the Company acquired City Networks Ltd, a leading software and services provider of reconciliation, multi-asset process automation and operational risk management solutions to the global financial services industry. In fiscal year 2012, the Company acquired Paladyne Systems, Inc. (“Paladyne”), now known as Broadridge Investment Management Solutions, a provider of buy-side technology solutions for the global investment management industry.
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
In fiscal year 2015, we completed the acquisitions of three businesses in the Investor Communication Solutions segment. In March 2015, the Company acquired Direxxis LLC (“Direxxis”), a provider of cloud-based marketing solutions and services for financial advisors. In April 2015, the Company acquired the trade processing business of the Wilmington Trust Retirement and Institutional Services unit of M&T Bank Corporation (“WTRIS”). This business is being combined with Broadridge’s mutual fund and ETF trade processing platform. In June 2015, the Company acquired the Fiduciary Services and Competitive Intelligence unit (“FSCI”) from Thomson Reuters’ Lipper division, now known as Broadridge Fund Information Services. This acquisition expands the Company’s enterprise data and analytics solutions for mutual fund manufacturers, exchange-traded fund (“ETF”) issuers, and fund administrators, adding new global data and research capabilities.
In addition, we completed the acquisition of one business in the Global Technology and Operations segment. In December 2014, Broadridge acquired TwoFour Systems LLC (“TwoFour Systems”), now known as Broadridge FX and Liquidity Solutions, a provider of real-time foreign exchange solutions for banks and broker-dealers.
The Broadridge Business
Investor Communication Solutions
A majority of publicly-traded shares are not registered in companies’ records in the names of their ultimate beneficial owners. Instead, a substantial majority of all public companies’ shares are held in “street name,” meaning that they are held of record by broker-dealers or banks through their depositories. Most street name shares are registered in the name “Cede & Co.,” the name used by The Depository Trust and Clearing Corporation (“DTCC”), which holds shares on behalf of its participant broker-dealers and banks. These participant broker-dealers and banks (which are known as “Nominees” because they hold securities in name only) in turn hold the shares on behalf of their clients, the individual beneficial owners. Nominees, upon request, are required to provide companies with lists of beneficial owners who do not object to having their names, addresses, and share holdings supplied to companies, so called “non-objecting beneficial owners” (or “NOBOs”). Objecting beneficial owners (or “OBOs”) may be contacted directly only by the broker-dealer or bank.
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
A large number of Nominees have contracted out the administrative processes of distributing proxy materials and tabulating voting instructions to us. Nominees accomplish this by entering agreements with us and by transferring to us via powers of attorney the authority to execute a proxy, which authority they receive from DTCC (via omnibus proxy). Through our agreements with Nominees for the provision of beneficial proxy services, we take on the responsibility of ensuring that the account holders of Nominees receive proxy materials, and that their voting instructions are conveyed to the companies conducting solicitations. In addition, we take on the responsibility of ensuring that these services are fulfilled in accordance with each company’s requirements with respect to its particular solicitation. In order for us to provide the beneficial proxy services effectively, we interface and coordinate directly with each company to ensure that the services are performed in an accurate and acceptable manner.
Given the large number of Nominees involved in the beneficial proxy process resulting from the large number of beneficial shareholders, we play a unique, central and integral role in ensuring that the beneficial proxy process occurs without issue. Because it would be impracticable and would also increase the costs for companies to work with all of the Nominees through which their shares are held beneficially, companies work with us for the performance of all the usual tasks and processes necessary to ensure that proxy materials are distributed to all beneficial owners and that their votes are accurately reported.
Securities and Exchange Commission (the “SEC”) rules require public companies to reimburse Nominees for the expense of distributing stockholder communications to beneficial owners of securities held in street name. The reimbursement rates are set forth in the rules of SROs, including the NYSE. We bill public companies for the proxy services performed, collect the fees and remit to the Nominee its portion of the fees. In addition, the NYSE rules establish fees specifically for the services provided by intermediaries in the proxy process, such as Broadridge.

We also compile NOBO lists on behalf of Nominees in response to requests from issuers. The preparation of NOBO lists is subject to reimbursement by the securities issuers requesting such lists to the broker-dealers. The reimbursement rates are based on the number of NOBOs on the list produced pursuant to NYSE or other SRO rules. The rules also provide for certain fees to be paid to third party intermediaries who compile NOBO lists. We function as an intermediary in the NOBO process.
We also provide proxy distribution, vote tabulation, and various additional investor communication tools and services to institutional investors, corporate issuers, investment companies and financial advisors.
The services we provide in this segment represented approximately 75%, 73%, and 73% of our total Revenues in fiscal years 2015, 2014, and 2013, respectively. These services include the following:
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
We also offer our bank and brokerage clients financial information distribution and transaction reporting services to help them meet their regulatory compliance requirements and business needs including: prospectus fulfillment services; electronic prospectus services; PostEdge, our electronic document archival and electronic delivery solution for documents including trade confirmations, tax documents and account statements; marketing communications; imaging, archival and workflow solutions; and on-demand digital print services. In addition, we offer our Mailbox products-Advisor Mailbox™ and Investor Mailbox®-which support and complement any investor communication strategy. Our Investor Mailbox solution provides the electronic delivery of investor communications to our clients’ websites, enabling investor access to regulatory delivery notices, day-to-day account and investment information and convenient response tools. Our Advisor Mailbox is an electronic communications platform for financial advisors that delivers immediate electronic access to the communications and documents sent to such advisors’ customers. Advisor Mailbox streamlines multiple communication paths for all investor-related documents into a single-visit portal that is integrated onto an advisor’s platform.
We also provide tax services to financial services firms that support their various daily workflows, supervisory control and client reporting requirements for information reporting (e.g., Forms 1099 and 1042-S), with a focus on securities and fund processing and clearance operations. Our tax data services provide tax content and data management, including securities tax classifications and reclassifications, calculations of original issue discount and other accrual and cost basis adjusting events. Our tax managed services provide technology, withholding services and client reporting, including print/electronic distribution and archival.
Our NewRiver business provides important capabilities for the broker-dealer and retirement and annuity markets. Specifically, NewRiver’s proprietary extraction, normalization and presentment capabilities from the SEC’s EDGAR database have enabled us to enhance our prospectus post-sale fulfillment operations by moving to an on-demand solution. This process provides efficiency for our clients as it reduces their reliance on offset print and fund delivered inventory. Broadridge has also been able to leverage the intellectual property in this business to provide portfolio-specific solutions for the retirement and annuity markets. Through our integration of this functionality into our existing capabilities, we offer a new and efficient fulfillment model for regulatory and compliance mailings.
Forefield provides sales, education and client communications solutions for financial institutions and their advisors. Forefield has expanded its services portfolio to leverage its industry leading financial content for use by financial services firms in their social media content libraries. Forefield continues to develop new applications that further the goal of creating timely, accurate and meaningful communications for both advisors and their customers. For example, Forefield’s Women’s Resource Center, which contains a broad selection of content for both the advisor and their client, focuses specifically on the requirements and challenges faced by women investors.
In fiscal year 2013, we launched another investment operations offering, Global Securities Class Action services (“GSCA”). GSCA is a securities class action monitoring, notification, and filing service for broker-dealers, trust banks, hedge funds, mutual funds and the advisor markets. We currently have over 250 GSCA clients.

In fiscal year 2014, we added to our portfolio of services for financial advisors with the Emerald acquisition. Emerald enables financial institutions and their advisors to advise, educate and communicate with their clients and prospects through a suite of solutions including websites and web optimization services, seminars, newsletters, and print and electronic prospecting campaigns.
In fiscal year 2015, we expanded our suite of solutions for wealth and asset managers through the acquisition of Direxxis. Direxxis is a provider of cloud-based marketing solutions to broker-dealers, financial advisors, insurers and other entities with large distributed salesforces. Direxxis’ marketing management and automation platform enables wealth and asset management companies and insurers to manage marketing activities efficiently across field offices and branch locations using consistent standards. The platform provides unique analytical capabilities designed to increase marketing and sales effectiveness.
Institutional Investor Offerings. We provide a suite of services to manage the entire proxy voting process of institutional investors, including fulfilling their fiduciary obligations and meeting their reporting needs, such as ProxyEdge, our workflow solution that integrates ballots for positions held across multiple custodians and presents them under a single proxy. Voting can be instructed for the entire position, by account vote group or on an individual account basis either manually or automatically based on the recommendations of participating governance research providers. ProxyEdge also provides for client reporting and regulatory reporting. ProxyEdge can be utilized for meetings of U.S. and Canadian companies and for meetings in many non-North American countries based on the holdings of our global custodian clients. ProxyEdge is offered in several languages and there are currently approximately 5,900 ProxyEdge users worldwide.
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
We also provide registrar, stock transfer and record-keeping services. Our strategy in the transfer agency business is to address the needs public companies have expressed for more efficient and reliable stockholder record maintenance and communication services. We are accomplishing this by leveraging our investor communications and securities processing capabilities to enable us to deliver enhanced transfer agency services to corporate issuers. In addition, we offer issuers and their shareholders the ability to migrate their shareholders’ holdings from registered to beneficial ownership, thereby creating efficiencies for issuers and greater convenience for their shareholders.
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
In fiscal year 2014, we introduced Shareholder Data Services, a platform integrating three new capabilities for corporate issuers: an analytics engine for obtaining a comprehensive view of a company’s  shareholder base - both registered and beneficial shareholders; custom targeted communications for reaching discrete shareholder segments based on specific criteria; and response reporting for evaluating results of targeted reminder mailings to shareholders. Shareholder Data Services enables companies to better plan and prepare for the proxy process by leveraging information about historical patterns of shareholder participation and behavior in the design of communication strategies with targeted segments of shareholders. Companies can also monitor progress of their proxy voting and easily take action when voting requirements or favorable voting thresholds are at risk. Combined with the ability to measure their shareholders’ response to communications, this product suite also enables companies to capture valuable ownership and voting behavior data as a basis for on-going investor communications initiatives.

To further complement our Shareholder Data Services, we introduced an Enhanced Packaging service for annual meeting materials for the 2015 proxy season.  Enhanced Packaging offers windowed envelope options enabling issuers to engage their shareholders before they even open the envelope through call-to-action messaging, product highlights or simply showcasing the annual report. Higher shareholder engagement through Enhanced Packaging creates opportunity for issuers to improve proxy voting results as well as increase brand loyalty.

Financial Advisor Offerings. We have a suite of solutions for financial and wealth advisors and insurance agents that enable the creation of content, including seminars and a library of financial planning topics as well as customer communications such as customizable advisor websites, search engine marketing and electronic and print newsletters, as well as customer data aggregation, reporting and cloud-based marketing tools.

Forefield provides financial planning knowledge that enables timely, accurate and meaningful communications among financial institutions, advisors and their customers. Our Investigo solution helps advisors manage and build client relationships by providing customer account data aggregation, performance reporting, household grouping, automated report creation, document storage, and integration with popular financial planning and productivity applications.

Our Emerald product line includes mobile-responsive, content-rich websites, print and digital newsletters, comprehensive and topic-specific seminars, social media content, targeted email marketing, and direct mail services to invite clients to seminars and other events. Direxxis adds a data-driven, distributed marketing solution to this suite of services.
Mutual Fund Offerings. We provide a full range of tools that enable mutual funds to communicate with large audiences of investors efficiently, reliably, and often with substantial cost savings. Our solutions allow mutual funds to centralize all investor communications through one resource. We also provide printing and mailing of regulatory reports, prospectuses and proxy materials, as well as proxy solicitation services. In addition, we distribute marketing communications and informational materials and create on-demand enrollment materials for mutual fund investors. Our position in the industry enables us to manage the entire communications process with both registered and beneficial stockholders. Our Data Aggregation and Analysis platform, which includes the recently acquired Bonaire services, provides comprehensive data gathering and data management solutions. Our software is delivered as a service and assists mutual funds and investment managers in processing commission and distribution payments, calculating fee revenue, monitoring their compliance with regulatory requirements, and assembling shareholder and intermediary data in a form to better drive their sales strategy and marketing programs.
In fiscal year 2015, we expanded our suite of enterprise data and analytics solutions for mutual fund manufacturers, ETF issuers, and fund administrators, and added new global data and research capabilities with the acquisition of the FSCI business from Thomson Reuters’ Lipper division, now known as Broadridge Fund Information Services.
In addition, we provide mutual fund processing services for third party administrators, financial advisors, banks and wealth management professionals through our subsidiary, Matrix. Our back-office, trust, custody, trading and mutual fund settlement services are integrated into our product suite, thereby strengthening our role as a provider of data processing and distribution channel solutions to the mutual fund industry. In fiscal year 2015, we expanded the Matrix retirement solutions offering through the acquisition of the trade processing business of M&T Bank Corporation’s WTRIS unit.
Global Technology and Operations
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
Our Global Technology and Operations business provides services that automate the transaction lifecycle of equity, mutual fund, fixed income, and option securities trading operations, from order capture and execution through trade confirmation, settlement, custody and accounting. Our services facilitate the automation of straight-through-processing operations and enable financial institutions to efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With our multi-currency capabilities, we support trading activities on a global basis.
Our Paladyne business, now known as Broadridge Investment Management Solutions, provides buy-side technology solutions for the global investment management industry. Broadridge Investment Management Solutions provides front-, middle-, and back-office solutions such as Order Management, Data Warehousing, Reporting, Reference Data Management, Risk Management and Portfolio Accounting to hedge funds, investment managers and the providers that service this space

(prime brokers, hedge fund administrators and custodians).  The client base for these services includes start-up or emerging managers through some of the largest global hedge fund complexes and global administrators. We have integrated our business process outsourcing expertise with Broadridge Investment Management Solutions to offer a set of managed services to the buy-side of the industry. The Broadridge Investment Management Solutions business has enhanced the asset classes we service and expanded our global footprint and market coverage.
In fiscal year 2015, we acquired TwoFour Systems, now known as Broadridge FX and Liquidity Solutions, a provider of real-time foreign exchange solutions for banks and broker-dealers, to address the rising demand for advanced foreign exchange and cash management technology among financial institutions.
The services we provide in this segment represented approximately 25%, 27%, and 27% of our total Revenues in fiscal years 2015, 2014, and 2013, respectively. These services include the following:
North American Securities Processing Services. We provide a set of sophisticated, multi-currency systems that support real-time processing of securities transactions in North American equities, options, fixed income securities, and mutual funds. Brokerage Processing Services (“BPS”) is our core multi-currency back-office processing system that supports real-time processing of primarily equity and option transactions in the U.S. markets. BPS handles everything from order management to clearance, settlement and custody, and assists our clients in meeting their regulatory reporting and other back-office requirements. BPS is provided on an ASP basis. We also offer a version of BPS for processing Canadian securities. In addition to our BPS offering, we provide specialized transaction processing tools and services for small to mid-market financial firms in Canada. We also provide state-of-the-art fixed income transaction processing capabilities to support clearance, settlement, custody, P&L reporting and regulatory reporting. These transaction processing services are completed by front- and middle-office solutions for wealth management tools, reconciliations, securities lending, reference data management, and enterprise workflow management.
International Securities Processing Services. We provide advanced real-time, multi-currency post-trade processing solutions to support the processing of a broad range of equity, fixed income, foreign exchange and exchange traded derivative securities for global financial institutions. We primarily offer these services on an ASP basis and support clearance and settlement activities in over 70 countries with direct connectivity solutions in the major markets. These transaction processing services are complemented by our middle-office solutions for reconciliations, reference data management and enterprise workflow management. Our solutions can be deployed as a complete post-trade service as well as components within the architecture of financial institutions.
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
Managed Services. We also provide business process outsourcing services that are known as our Managed Services solution, which supports the operations of our clients’ businesses including their securities clearing, record-keeping, and custody-related functions. Our clients execute and clear their securities transactions and engage us to perform a number of related administrative back-office functions, such as record-keeping and reconciliations. In this capacity, we are not the broker-dealer of record.
Broadridge’s Integrated Solutions
Our core systems for processing equity, option, and mutual fund transactions in the U.S. markets can also be combined with our specialized systems for processing fixed income and international securities transactions. These specialized securities processing services can be fully integrated with our Managed Services solution. In addition, our clients can integrate our securities processing and Managed Services solution with our other services including: (i) the processing of trade confirmations and account statements, delivered in paper or electronically; (ii) equity and mutual fund prospectus processing; (iii) automated workflow tools that help our clients streamline their securities processing and operations activities; and (iv) a full suite of wealth management products including data aggregation tools, end-customer websites, broker desktop, financial planning and modeling tools, performance reporting and portfolio accounting.

Clients
We serve a large and diverse client base in the financial services industry including retail and institutional brokerage firms, global banks, mutual funds, annuity companies, institutional investors, specialty trading firms, clearing firms, third party administrators, hedge funds, and financial advisors. We also provide services to corporate issuers.
In fiscal year 2015, we:

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
In fiscal year 2015, we derived approximately 25% of our consolidated revenues from five clients. Our largest single client accounted for approximately 6% of our consolidated revenues.
Competition
We operate in a highly competitive industry. Our Investor Communication Solutions business competes with companies that provide investor communication and corporate governance solutions including transfer agents who handle communication services to registered (non-beneficial) securities holders, proxy advisory firms, proxy solicitation firms and other proxy services providers. We also face competition from numerous firms in the compiling and printing of transaction confirmations and account statements. Our Global Technology and Operations business principally competes with brokerage firms that perform their trade processing in-house, and with numerous other outsourcing vendors. Our back-office support services offered through this segment also compete with very large financial institutions that manage their own back-office record-keeping operations. In many cases, clients engage us only to perform certain functions, such as back-office processing, and do not outsource their other functions such as clearing operations support that we would also perform for them.
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
To further demonstrate our commitment to maintaining the highest levels of quality service, information security, and client satisfaction within an environment that fosters continual improvement, most of our business units and our core applications and facilities for the provision of many services including our proxy services, U.S. equity and fixed income securities processing services, and IBM’s data centers, are International Organization for Standardization (“ISO”) 27001 certified. This security standard specifies the requirements for establishing, implementing, operating, monitoring, reviewing, maintaining and improving a documented Information Security Management System within the context of the organization’s overall business risks. It specifies the requirements for the implementation of security controls customized to the needs of individual organizations. This standard addresses confidentiality, access control, vulnerability, business continuity, and risk assessment. In addition, our operations facilities are ISO 9001:2000 certified.
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
Employees
At June 30, 2015, we had approximately 7,400 employees. None of our employees are subject to collective bargaining agreements governing their employment with our company. We believe that our employee relations are good.
Regulation
The securities and financial services industries are subject to extensive regulation in the U.S. and in other jurisdictions. As a matter of public policy, regulatory bodies in the U.S. and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors participating in those markets. Due to the nature of our services and the markets we serve, these regulatory bodies impact our businesses in the following various manners.
In the U.S., the securities and financial services industries are subject to regulation under both federal and state laws. At the federal level, the SEC regulates the securities industry, along with the Financial Industry Regulatory Authority, Inc. (“FINRA”), the various stock exchanges, and other SROs. The Department of Labor (“DOL”) regulates retirement plans. Our Investor Communication Solutions and Global Technology and Operations businesses are generally not directly subject to laws and regulations that are specifically applicable to financial institutions. However, as a provider of services to financial institutions and issuers of securities, our services, such as our proxy distribution and processing services, are provided in a manner to assist our clients in complying with the laws and regulations to which they are subject. As a result, the services we provide may change as applicable laws and regulations are adopted or revised. We monitor legislative and rulemaking activity by the SEC, FINRA, DOL, the stock exchanges and other regulatory bodies that may impact our services, and if new laws or regulations are adopted or changes are made to existing laws or regulations applicable to our services, we expect to adapt our business practices and service offerings to continue to assist our clients in fulfilling their obligations under new or modified requirements.
Certain aspects of our U.S. operations are subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council (“FFIEC”), an interagency body of the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration and various state regulatory authorities, under its regulatory authority to examine financial institutions’ technology service providers.  Periodic examinations by the FFIEC generally include areas such as data privacy, disaster recovery, information security, and vendor management to identify potential risks related to our services that could adversely affect financial institutions.
Our business process outsourcing and mutual fund processing services are performed by a broker-dealer, Broadridge Business Process Outsourcing, LLC (“BBPO”). BBPO is registered with the SEC, is a member of FINRA and is required to participate in the Securities Investor Protection Corporation (“SIPC”). Although BBPO’s FINRA membership agreement allows it to engage in clearing, and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. BBPO is subject to regulations concerning many aspects of its business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of its business or disqualification of its directors, officers or employees. Recently, there has been increased regulatory scrutiny of the securities industry including the outsourcing by firms of their operations or functions. This oversight could result in the future enactment of more restrictive laws or rules with respect to business process outsourcing. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”), which requires BBPO to maintain a minimum net capital amount that is not material to the Company’s financial position. At June 30, 2015, BBPO was in compliance with this capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires that BBPO maintain a minimum net capital amount that is not material to the Company’s financial position. At June 30, 2015, BBPO was in compliance with this capital requirement.
In addition, MG Trust Company, a subsidiary of Matrix (“MG Trust Company”), is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. As a result, MG Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and other state regulators where it does business, as well as the National Securities Clearing Corporation. Specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met, which are not material to the Company’s financial position. At June 30, 2015, MG Trust Company was in compliance with its capital requirements.
Our transfer agency business, Broadridge Corporate Issuer Solutions, is subject to certain SEC rules and regulations, including annual reporting, examination, internal controls, proper disposal of shareholder information and obligations relating to its operations. Our transfer agency business has been formally approved by the NYSE to act as a transfer agent or registrar for issuers of NYSE listed securities and as a result, it is subject to certain NYSE requirements concerning operational standards. Furthermore, it is also subject to U.S. Internal Revenue Service (the “IRS”) regulations, as well as certain provisions of the Gramm-Leach-Bliley Act and the Federal Trade Commission’s regulations with respect to maintenance of information security safeguards. In addition, state laws govern certain services performed by our transfer agency business.
Privacy and Information Security Regulations
The processing and transfer of sensitive personal information is required to provide our services. Data privacy laws and regulations in the U.S. and foreign countries apply to the collection, transfer, use, storage, and destruction of sensitive personal information. In addition, our clients negotiate information security requirements in our contracts and audit us for compliance with information security industry standards. In the U.S., the federal Gramm-Leach-Bliley Act, which applies to financial institutions, applies to certain aspects of our business process outsourcing services, mutual fund processing and transfer agency businesses and to the services that involve data processing for financial institutions, and applies indirectly to our other businesses through contractual commitments with our clients and through industry standards. In addition, federal and state privacy and information security laws, and consumer protection laws, which apply to businesses that collect or process personal information, also apply directly to our businesses. Privacy laws and regulations may require notification to affected individuals, state officers, and consumer reporting agencies in the event of a security breach that results in unauthorized access to or disclosure of certain non-public personal information. These laws and regulations also impose requirements for safeguarding personal information through internal policies and procedures. Privacy laws outside the U.S. may be more restrictive and may require different compliance requirements than U.S. laws and regulations and may impose additional duties on us in the performance of our services.
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

In fiscal year 2015, we derived approximately 25% of our consolidated revenues from our five largest clients and approximately 61% of the revenues of our Global Technology and Operations segment from the 15 largest clients in that segment. Our largest single client accounted for approximately 6% of our consolidated revenues. While these clients generally work with multiple business segments, the loss of business from any of these clients due to merger or consolidation, financial difficulties or bankruptcy, or the termination or non-renewal of contracts would have a material adverse effect on our revenues and results of operations. Also, in the event a client experiences financial difficulties or bankruptcy resulting in a reduction in their demand for our services or loss of the client’s business, in addition to losing the revenue from that client, the Company would be required to write-off any investments made by the Company in connection with that client, including costs incurred to set up or convert a client’s systems to function with our technology. Such costs represented approximately 6% of the Company’s total assets as of June 30, 2015.
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
Our Investor Communication Solutions and Global Technology and Operations businesses are generally not directly subject to compliance with laws and regulations that are specifically applicable to financial institutions. However, as a provider of services to financial institutions and issuers of securities, our services are provided in a manner to assist our clients in complying with the laws and regulations to which they are subject. Therefore, our services are particularly sensitive to changes in laws and regulations governing our clients and the securities markets.
The legislative and regulatory environment of the financial services industry has recently undergone significant change and will continue to undergo further change in the future. The SEC, FINRA, various stock exchanges, and other U.S. and foreign governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations. These legislative and regulatory initiatives may adversely affect the way in which we conduct our business and may make our business less profitable. Also, changes in the interpretation or enforcement of existing laws and regulations by those entities may adversely affect our business.
Certain aspects of our U.S. operations are subject to regulatory oversight and examination by the FFIEC under its regulatory authority to examine financial institutions’ technology service providers. Periodic examinations by the FFIEC generally include areas such as data privacy, disaster recovery, information security, and vendor management to identify potential risks related to our services that could adversely affect financial institutions. A sufficiently unfavorable review from the FFIEC could result in our clients not being allowed to use our services.
In addition, our business process outsourcing, mutual fund processing and transfer agency solutions as well as the entities providing those services are subject to regulatory oversight. Our provision of these services must comply with applicable rules and regulations of the SEC, FINRA, DOL and various stock exchanges, and other regulatory bodies charged with safeguarding the integrity of the securities markets and other financial markets and protecting the interests of investors participating in these markets. If we fail to comply with any applicable regulations in performing those services, we could lose our clients, be subject to suits for breach of contract or to governmental proceedings, censures and fines, our reputation could be harmed and we could be limited in our ability to obtain new clients.
Our business process outsourcing and mutual fund processing services are performed by BBPO, an SEC registered broker-dealer and a member of FINRA. BBPO is subject to regulations concerning many aspects of its business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers and employees. A failure to comply with any of these laws, rules or regulations could result in censures, fines, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of its business or disqualification of its directors, officers or employees. Our transfer agency business is subject to SEC, NYSE, and other federal and state laws and regulations. Our ability to comply with these regulations depends largely upon the maintenance of an effective compliance system which can be time consuming and costly, as well as our ability to attract and retain qualified compliance personnel.
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
We process and transfer sensitive personal information provided to us by our clients, which include financial institutions, public companies and mutual funds. We also handle sensitive personal information of our employees in connection with their employment. In certain circumstances, vendors such as our data center services provider may have access to sensitive personal information. We maintain systems and procedures including encryption, authentication technology, data loss prevention technology, denial of service mitigation technology, and transmission of data over private networks to protect against unauthorized access to physical and electronic information, including by cyber-attacks, and we require our vendors to have adequate security if they have access to personal information. However, despite those safeguards, it is possible that unauthorized individuals could improperly access our systems or improperly obtain or disclose the personal information that we process or handle.
Many of our services are provided through the Internet which increases our exposure to potential cybersecurity attacks. We have experienced cybersecurity threats to our information technology infrastructure and have experienced cyber-attacks, attempts to breach our systems and other similar incidents, none of which have been successful. Such prior events have not had a material impact on our financial condition, results of operations or liquidity. However, future threats could cause harm to our business and our reputation and challenge our ability to provide reliable service, as well as negatively impact our results of operations materially. Our insurance coverage may not be adequate to cover all the costs related to cybersecurity attacks or disruptions resulting from such events.
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
If the credit ratings of our outstanding indebtedness are downgraded, or if rating agencies indicate that a downgrade may occur, our business, financial position, and results of operations could be adversely affected and perceptions of our financial strength could be damaged. A downgrade would have the effect of increasing our borrowing costs, and could decrease the availability of funds we are able to borrow, adversely affecting our business, financial position, and results of operations. In addition, a downgrade could adversely affect our relationships with our clients. For further information with respect to our borrowing costs, see Note 11, “Borrowings” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K.
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
Our success depends in part upon the development, licensing, and acquisition of systems and applications to conduct our business. Our success will increasingly depend in part on our ability to identify, obtain and retain intellectual property rights to technology, both for internal use as well as for use in providing services to our clients, through internal development, acquisition, licensing from others, or alliances with others. Our inability to identify, obtain and retain rights to certain technology on favorable terms and conditions would make it difficult to conduct business, or to timely introduce new and innovative products and services, which could harm our business, financial condition, and results of operations.
Our products and services, and the products and services provided to us by third parties, may infringe upon intellectual property rights of third parties, and any infringement claims could require us to incur substantial costs, distract our management, or prevent us from conducting our business.
Although we attempt to avoid infringing upon known proprietary rights of third parties, we are subject to the risk of claims alleging infringement of third party proprietary rights. If in response to a third party infringement allegation, we were to determine that we require a license to such third party’s proprietary rights, then we may be unable to obtain such license on commercially reasonable terms. Additionally, third parties that provide us with products or services that are integral to the conduct of our business may also be subject to similar infringement allegations from others, which could prevent such third parties from continuing to provide these products or services to us. In either of these events, we may need to undertake substantial reengineering of our products or services in order to continue offering them, and we may not succeed in doing so. In addition, any claim of infringement could cause us to incur substantial costs defending such claim, even if the claim is baseless, and could distract our management from our business. Furthermore, a party asserting such an infringement claim could secure a judgment against us that requires us to pay substantial damages, grants such party injunctive relief, or grants other court ordered remedies that could prevent us from conducting our business.
Acquisitions and integrating such acquisitions create certain risks and may affect operating results.
We frequently engage in, and expect to continue to engage in, business acquisitions. For example, in the last two fiscal years we have acquired six businesses. The acquisition and integration of businesses involve a number of risks. The core risks are in the areas of:

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
We operate our business from 55 facilities. We own a 20,000 square foot facility in Mount Laurel, New Jersey, used primarily in connection with our Global Technology and Operations business. We also own a 36,000 square foot facility in Wheat Ridge, Colorado, where we perform services in connection with our Global Technology and Operations business. We lease three facilities in Edgewood, New York, with a combined space of 643,065 square feet which are used in connection with our Investor Communication Solutions business. We lease space at 50 additional locations, subject to customary lease arrangements, including a facility in Lake Success, New York, that serves as our corporate headquarters. Our leases expire on a staggered basis. We believe our facilities are currently adequate for their intended purposes and are adequately maintained.

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
Our common stock began trading “regular way” on the NYSE under the symbol “BR” on April 2, 2007. There were 12,830 stockholders of record of the Company’s common stock as of July 31, 2015. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low closing prices of the Company’s common stock on the NYSE as well as the cash dividends per share of common stock declared during the fiscal quarters indicated:

Common Stock Market Price	High	Low	Dividends Declared
Fiscal Year 2015
First Quarter	$43.19	$39.88	$0.27
Second Quarter	46.54	39.11	0.27
Third Quarter	55.01	44.92	0.27
Fourth Quarter	55.53	50.01	0.27
Fiscal Year 2014
First Quarter	$31.75	$26.93	$0.21
Second Quarter	39.94	31.20	0.21
Third Quarter	39.60	35.28	0.21
Fourth Quarter	42.13	35.61	0.21
Dividend Policy
We expect to pay cash dividends on our common stock. On August 6, 2015, our Board of Directors increased our quarterly cash dividend by $0.03 per share to $0.30 per share, an increase in our annual dividend amount from $1.08 to $1.20 per share. However, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
As a holding company, substantially all our assets being comprised of the capital stock of our subsidiaries, our ability to pay dividends will be dependent on our receiving dividends from our operating subsidiaries. Our subsidiaries through which we provide our business process outsourcing and mutual fund processing services, are regulated and may be subject to restrictions on their ability to pay dividends to us. We do not believe that these restrictions are significant enough to impact the Company’s ability to pay dividends.
Performance Graph
The following graph compares the cumulative total return on Broadridge common stock from June 30, 2010 to June 30, 2015, with the comparable cumulative return of the: (i) S&P 500 Index, (ii) S&P 400 MidCap Index, and (iii) S&P 400 Information Technology Index. The graph assumes $100 was invested on June 30, 2010 in our common stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock.
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that Broadridge specifically incorporates it by reference into such filing.

Comparison of Five Year Cumulative Total Return Among Broadridge Financial Solutions, Inc., S&P 500 Index, S&P 400 MidCap Index and S&P 400 Information Technology Index (in dollars)

	June 30, 2010	June 30, 2011	June 30, 2012	June 30, 2013	June 30, 2014	June 30, 2015
Broadridge Financial Solutions. Inc. Common Stock Value	$100.00	$129.84	$118.16	$152.06	$243.75	$299.53
S&P 500 Index Value	$100.00	$130.69	$137.79	$166.16	$207.03	$222.38
S&P 400 MidCap Index Value	$100.00	$139.38	$136.10	$170.27	$213.17	$226.77
S&P 400 Information Technology Index Value	$100.00	$145.76	$133.53	$151.71	$189.11	$210.14
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our fourth fiscal quarter ended June 30, 2015:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2015 – April 30, 2015	500,568	(1)	$54.90	—	6,943,735
May 1, 2015 – May 31, 2015	1,243,696		53.05	1,243,696	5,700,039
June 1, 2015 – June 30, 2015	963,155		54.23	963,155	4,736,884
Total	2,707,419		$53.81	2,206,851

(1)	Represents shares purchased from employees to pay taxes related to the vesting of restricted stock units.

(2)
During the fiscal quarter ended June 30, 2015, the Company repurchased 2,206,851 shares of common stock at an average price per share of $53.57. At June 30, 2015, there were 4,736,884 shares remaining available for repurchase under its share repurchase program.

In addition, on August 6, 2015, Company’s Board of Directors authorized the repurchase of up to an additional 5.3 million shares of Broadridge common stock. The share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors. With this authorization, the Company currently has approximately 10.0 million shares available for repurchase under its share repurchase program.

ITEM 6.	Selected Financial Data
The following selected financial data is derived from our Consolidated Financial Statements and should be read in conjunction with our Consolidated Financial Statements, the accompanying Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

	Years Ended June 30,
	2015	2014	2013	2012	2011
	(in millions, except for per share amounts)
Statements of Earnings Data
Revenues	$2,694.2	$2,558.0	$2,430.8	$2,303.5	$2,166.9
Earnings from continuing operations before income taxes	438.9	395.5	323.2	200.9	269.7
Net earnings from continuing operations	287.1	263.0	212.1	125.0	171.8
Net earnings	287.1	263.0	212.1	123.6	169.6
Basic earnings per share from continuing operations(a)	$2.39	$2.20	$1.74	$1.01	$1.38
Diluted earnings per share from continuing operations(a)	$2.32	$2.12	$1.69	$0.98	$1.34
Basic Weighted-average shares outstanding	119.9	119.6	121.9	124.1	124.8
Diluted Weighted-average shares outstanding	124.0	124.1	125.4	127.5	128.3
Cash dividends declared per common share	$1.08	$0.84	$0.72	$0.64	$0.60

	June 30,
	2015	2014	2013	2012	2011
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$324.1	$347.6	$266.0	$320.5	$241.5
Total current assets	861.4	880.6	807.0	777.4	751.4
Property, plant and equipment, net	97.3	88.3	80.9	79.0	83.1
Total assets	2,368.1	2,192.1	2,018.2	1,987.6	1,904.0
Total current liabilities	508.9	484.4	469.5	410.3	782.7
Long-term debt	689.4	524.1	524.5	524.4	124.3
Total liabilities	1,440.3	1,230.4	1,202.2	1,137.1	1,106.7
Total stockholders’ equity	927.8	961.7	816.0	850.5	797.3

(a)
The computation of basic earnings per share from continuing operations is based on the Company’s Net earnings divided by the Basic Weighted-average shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and restricted stock units have vested.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion summarizes the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal years ended June 30, 2015, 2014, and 2013 and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words such as “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results, performance or achievements may differ materially from the results discussed in this Item 7 because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” and “Risk Factors” included in Item 1 of this Annual Report on Form 10-K.

DESCRIPTION OF THE COMPANY AND BUSINESS SEGMENTS

Broadridge is a leading global provider of investor communications and technology-driven solutions to banks, broker-dealers, mutual funds and corporate issuers. Our services include investor communications, securities processing, and data and analytics solutions. In short, we provide the infrastructure that helps the financial services industry operate. With over 50 years of experience, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities. Our operations are classified into two business segments: Investor Communication Solutions and Global Technology and Operations. In the second quarter of fiscal year 2015, we changed the name of our Securities Processing Solutions business segment to Global Technology and Operations.
Investor Communication Solutions
A large portion of our Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge, our innovative electronic proxy delivery and voting solution for institutional investors and financial advisors, helps ensure the voting participation of the largest stockholders of many companies. We also provide the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help our clients meet their regulatory compliance needs.
Our advisor solutions enable financial and wealth advisors, and insurance agents to better support their customers through the creation of sales and educational content, including seminars and a library of financial planning topics as well as customer communications solutions such as customizable advisor websites, search engine marketing and electronic and print newsletters. Our advisor solutions also help advisors optimize their practice management through customer data aggregation, reporting and cloud-based marketing tools.
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
Global Technology and Operations
We offer a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, and accounting. Our services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. Our multi-currency solutions support real-time global trading of equity, fixed income, mutual fund, foreign exchange, and exchange traded derivative securities in established and emerging markets. In addition, our Managed Services solution allows broker-dealers to outsource certain administrative functions relating to clearing and settlement and asset servicing, while maintaining their ability to finance and capitalize their businesses.
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
During the fiscal year ended June 30, 2015, the Company acquired three businesses in the Investor Communication Solutions segment:
Direxxis LLC
In March 2015, the Company acquired Direxxis LLC, a provider of cloud-based marketing solutions and services for financial advisors. The aggregate purchase price was $34.5 million, consisting of $33.3 million of cash payments as well as a contingent consideration liability with an acquisition date fair value of $1.2 million.
Trade Processing Business of Wilmington Trust Retirement and Institutional Services (“WTRIS”)

In April 2015, the Company acquired the trade processing business of the WTRIS unit of M&T Bank Corporation. The acquired business is being combined with Broadridge’s mutual fund and ETF trade processing platform. The aggregate purchase price was $73.2 million, consisting of $61.0 million of cash payments as well as a contingent consideration liability with an acquisition date fair value of $12.2 million.
Fiduciary Services and Competitive Intelligence Unit of Thomson Reuters’ Lipper division (“FSCI”)
In June 2015, the Company acquired FSCI, now known as Broadridge Fund Information Services, from Thomson Reuters’ Lipper division. The acquisition expands the Company’s enterprise data and analytics solutions for mutual fund manufacturers, ETF issuers, and fund administrators, adding new global data and research capabilities. The purchase price was $77.0 million.
During the fiscal year ended June 30, 2015, the Company acquired one business in the Global Technology and Operations segment:
TwoFour Systems LLC
In December 2014, the Company acquired TwoFour Systems LLC, now known as Broadridge FX and Liquidity Solutions, a provider of real-time foreign exchange solutions for banks and broker-dealers. The aggregate purchase price was $32.7 million, consisting of $31.6 million of cash payments as well as a contingent consideration liability with an acquisition date fair value of $1.1 million.
During the fiscal year ended June 30, 2014, the Company acquired two businesses in the Investor Communication Solutions segment:
Bonaire Software Solutions, LLC
In July 2013, the Company acquired Bonaire Software Solutions, LLC (“Bonaire”), a leading provider of fee calculation, billing, and revenue and expense management solutions for asset managers including institutional asset managers, wealth managers, mutual funds, bank trusts, hedge funds and capital markets firms. The aggregate purchase price was $37.6 million, consisting of $37.1 million of cash payments as well as a contingent consideration liability with an acquisition date fair value of $0.5 million.
Emerald Connect, LLC
In February 2014, the Company acquired Emerald Connect LLC (“Emerald”), a leading provider of websites and related communications solutions for financial advisors. The purchase price was $59.8 million, net of cash acquired.
There were no acquisitions in the fiscal year ended June 30, 2013.
BASIS OF PRESENTATION
The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). These financial statements present the consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated.
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
Goodwill. We review the carrying value of all our goodwill in accordance with Accounting Standards Codification (“ASC”) No. 350, “Intangibles—Goodwill and Other” (“ASC No. 350”), by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, we utilize a discounted future cash flow approach using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the particular business’ weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows, the weighted-average cost of capital and the terminal value growth rate assumptions. The weighted-average cost of capital takes into account the relative weights of each component of our consolidated capital structure (equity and long-term debt). Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-range planning process. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. We had $970.5 million of goodwill as of June 30, 2015. Given the significance of our goodwill, an adverse change to the fair value could result in an impairment charge, which could be material to our earnings.
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
Income Taxes. We account for income taxes in accordance with ASC No. 740, “Income Taxes,” which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). The Company is subject to regular examination of its income tax returns by the U.S. federal, state and foreign tax authorities. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements. As of June 30, 2015, we had estimated foreign net operating loss carryforwards of approximately $14.1 million, of which $0.5 million expires in 2017 through 2027, and $13.6 million which has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $37.4 million, which expire in 2015 through 2030.
Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $9.2 million and $10.9 million at June 30, 2015 and 2014, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income requires significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.
Share-based Payments. ASC No. 718 “Compensation—Stock Compensation” requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock options issued by using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Determining these assumptions are subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock options. A hypothetical change of five percentage points applied to the volatility assumption used to determine the fair value of the fiscal year 2015 stock option grants would result in approximately a $2.3 million change in total pre-tax stock-based compensation expense for the fiscal year 2015 grants, which would be amortized over the vesting period. A hypothetical change of one year in the expected life assumption used to determine the fair value of the fiscal year 2015 stock option grants would result in approximately a $0.5 million change in the total pre-tax stock-based compensation expense for the fiscal year 2015 grants, which would be amortized over the vesting period. A hypothetical change of one percentage point in the forfeiture rate assumption used for the fiscal year 2015 stock option grants would result in approximately a $0.1 million change in the total pre-tax stock-based compensation expense for the fiscal year 2015 grants, which would be amortized over the vesting period. A hypothetical one-half percentage point change in the dividend yield assumption used to determine the fair value of the fiscal year 2015 stock option grants would result in approximately a $1.0 million change in the total pre-tax stock-based compensation expense for the fiscal year 2015 grants, which would be amortized over the vesting period.

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
During the course of the migration to IBM, the Company incurred total migration costs of $85.6 million as part of establishing an operable IBM data center. We expensed $24.6 million of these costs in fiscal year 2012 and $6.3 million in fiscal year 2011. In addition, we capitalized $54.7 million of these costs and have amortized $16.4 million through June 30, 2015. For the fiscal years ended June 30, 2015, 2014, and 2013, the Company recorded expenses of $95.3 million, $95.7 million and $96.3 million, respectively, in the Consolidated Statements of Earnings related to this agreement.
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
For the fiscal years ended June 30, 2015, and 2014, the Company recorded expenses of $4.6 million and $1.5 million, respectively, in the Consolidated Statements of Earnings related to this agreement. The Company capitalized $5.6 million related to the build-out of the IBM UK data center in Other non-current assets, with $0.4 million amortized into expense in the fiscal year ended June 30, 2015.
RESULTS OF OPERATIONS
The following discussions of Analysis of Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014, and the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013. The Analysis of Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Consolidated Statements of Earnings.
The following references are utilized in the discussions of Analysis of Consolidated Statements of Earnings and Analysis of Reportable Segments:
“Acquisition Amortization and Other Costs” represents amortization charges associated with intangible asset values as well as other deal costs associated with the Company’s acquisitions.
“Net New Business” refers to recurring revenue from closed sales less recurring revenue from client losses.
“Restructuring Charges” refers to severance costs, facility exit costs, reorganization costs, the impact of system development costs for Apex Clearing Holdings LLC and the Canadian subsidiary of Penson Worldwide, Inc., and costs to restructure and outsource certain processing related to our desktop applications.
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

•
Proxy Contests and Special Events, Corporate Actions, and Other: The proxy services we provide in connection with shareholder meetings driven by special events such as proxy contests, mergers and acquisitions, and tender/exchange offers.

Event-driven fee revenues are based on the number of special events and corporate transactions we process. Event-driven activity is impacted by financial market conditions and changes in regulatory compliance requirements, resulting in fluctuations in the timing and levels of event-driven fee revenues. As such, the timing and level of event-driven activity and its potential impact on revenues and earnings are difficult to forecast.
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. During fiscal year 2015, mutual fund proxy fee revenues were 2% lower than the prior fiscal year while during fiscal years 2014 and 2013, mutual fund proxy revenues were 31% and 54% higher, respectively, than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
Distribution revenues primarily include revenues related to the physical mailing of proxy materials, interim communications, transaction reporting, and fulfillment services as well as Matrix Financial Solutions, Inc. (“Matrix”) administrative services.
Distribution cost of revenues consists primarily of postage-related expenses incurred in connection with our Investor Communication Solutions segment as well as Matrix shareholder services fees. These costs are reflected in Cost of revenues.
Closed sales represent anticipated revenues for new client contracts that were signed by Broadridge during the periods referenced. A sale is considered closed when the Company has received the signed client contract. For recurring revenue closed sales, the amount of the closed sale is generally a reasonable estimate of annual revenues based on client volumes or activity, excluding pass-through revenues such as distribution revenues. Event-driven revenue closed sales primarily occur in our Investor Communication Solutions segment. The amount of the event-driven revenue closed sale is generally a reasonable estimate of production revenues based on client volumes or activity, excluding pass-through revenues such as distribution revenues. Broadridge’s determination of the amount of a closed sale is based on the client’s estimate of transaction volumes and activity levels, as our fees are largely based on transaction volume and activity levels. The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as closed sales. Larger recurring revenue closed sales can take up to 12 to 24 months to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. The majority of event-driven revenue closed sales are usually recognized during the year the contract is signed.
The Company tracks actual revenue achieved during the first year that the client contract is fully implemented and compares this to the amount that was included in the Company’s previously reported closed sales amount. The Company adjusts the current year closed sales amount for any difference between the prior year’s reported closed sales amount and the actual revenue achieved in the first year of the applicable contract. Closed sales were adjusted by $(3.1) million, $(0.8) million and $(5.9) million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Recurring revenue closed sales were adjusted by $(2.9) million, $(1.0) million and $(6.5) million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Event-driven revenue closed sales were adjusted by $(0.2) million, $0.2 million and $0.6 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.
ANALYSIS OF CONSOLIDATED STATEMENTS OF EARNINGS
Fiscal Year 2015 Compared to Fiscal Year 2014
The table below presents Consolidated Statements of Earnings data for the fiscal years ended June 30, 2015 and 2014, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2015	2014	Change
			($)	(%)
	($ in millions, except for per share amounts)
Revenues	$2,694.2	$2,558.0	$136.2	5
Cost of revenues	1,828.2	1,761.4	66.8	4
Selling, general and administrative expenses	396.8	376.0	20.8	6
Other expenses, net	30.3	25.1	5.2	21
Total expenses	2,255.3	2,162.5	92.8	4
Earnings before income taxes	438.9	395.5	43.4	11
Margin	16.3%	15.5%		0.8	pts
Provision for income taxes	151.8	132.5	19.3	15
Effective tax rate	34.6%	33.5%		1.1	pts
Net earnings	$287.1	$263.0	$24.1	9
Basic earnings per share	$2.39	$2.20	$0.19	9
Diluted earnings per share	$2.32	$2.12	$0.20	9
Revenues. Revenues for the fiscal year ended June 30, 2015 were $2,694.2 million, an increase of $136.2 million, or 5%, compared to $2,558.0 million for the fiscal year ended June 30, 2014. The $136.2 million increase was driven by increased recurring fee revenues of $98.9 million or 6%, increased distribution revenues of $44.9 million or 6% and increased event-driven fee revenues of $17.2 million or 11%. The positive contribution from recurring fee revenues reflected gains from Net New Business (3pts), contributions from acquisitions (2pts) and internal growth (1pt). Fluctuations in foreign currency exchange rates unfavorably impacted revenues by $24.8 million.
Closed sales for the fiscal year ended June 30, 2015 were $221.5 million, an increase of $42.4 million, or 24%, compared to $179.1 million for the fiscal year ended June 30, 2014. Recurring revenue closed sales for the fiscal year ended June 30, 2015 were $146.4 million, an increase of $19.4 million, or 15%, compared to $127.0 million for the fiscal year ended June 30, 2014. Event-driven closed sales for the fiscal year ended June 30, 2015 were $75.1 million, an increase of $23.0 million, or 44%, compared to $52.1 million for the fiscal year ended June 30, 2014.
Total Expenses. Total expenses for the fiscal year ended June 30, 2015 were $2,255.3 million, an increase of $92.8 million compared to $2,162.5 million for the fiscal year ended June 30, 2014. Cost of revenues were higher by $66.8 million, or 4%, Selling, general and administrative expenses were higher by $20.8 million, or 6% and Other expenses, net were higher by $5.2 million or 21%.
Cost of revenues for the fiscal year ended June 30, 2015 were $1,828.2 million, an increase of $66.8 million, compared to $1,761.4 million for the fiscal year ended June 30, 2014. The increase reflects higher distribution cost of revenues of $42.4 million driven mostly by the increase in distribution revenues, higher costs related to acquisitions of $21.6 million and higher variable expenses driven primarily by the increase in recurring and event-driven fee revenues, partially offset by lower strategic initiative spend. Fluctuations in foreign currency exchange rates decreased cost of fee revenues by $20.0 million due to the strengthening of the U.S. dollar.
Selling, general and administrative expenses for the fiscal year ended June 30, 2015 were $396.8 million, an increase of $20.8 million, or 6%, compared to $376.0 million for the fiscal year ended June 30, 2014. The increase was primarily related to higher costs related to acquisitions of $10.0 million, higher selling and marketing expenses of $7.4 million as the Company continued to focus on increasing its sales capabilities, higher commissions of $6.3 million due to the growth in closed sales as discussed above, a $3.4 million change in the fair value of our obligations under contingent acquisition consideration arrangements, and a $2.9 million increase in costs related to corporate staffing changes in the current year, partially offset by lower strategic initiative spend.
Other expenses, net for the fiscal year ended June 30, 2015 were $30.3 million, an increase of $5.2 million, compared to $25.1 million for the fiscal year ended June 30, 2014. The increase was primarily due to $5.5 million of losses from equity method investments and higher interest expenses on our Long-term borrowings of $1.7 million, slightly offset by a $1.0 million increase in interest income.
Earnings before income taxes. Earnings before income taxes for the fiscal year ended June 30, 2015 were $438.9 million, an increase of $43.4 million, or 11%, compared to $395.5 million for the fiscal year ended June 30, 2014. The increase is mainly due to the contributions from the growth in revenues and operating leverage, both of which improved pre-tax margins from 15.5% for the fiscal year ended June 30, 2014 to 16.3% for the fiscal year ended June 30, 2015.
Provision for income taxes. The Provision for income taxes and the effective tax rates for the fiscal year ended June 30, 2015 were $151.8 million and 34.6%, respectively, compared to $132.5 million and 33.5%, for the fiscal year ended June 30, 2014, respectively. The increase in the effective tax rate was primarily attributable to the cumulative tax benefits in fiscal year 2015 being less than the cumulative tax benefits in fiscal year 2014. The cumulative tax benefits in fiscal year 2015 primarily related to the release of various tax reserves related to certain foreign, U.S. federal and state income taxes due to audit settlements and the expiration of certain audit periods, and  the recognition of U.S. federal research and development credits based on the December 2014 legislative reinstatement of this credit for calendar year 2014 which collectively resulted in a net decrease to the effective tax rate of approximately 50 basis points. In fiscal year 2014 the cumulative tax benefits resulted in a net 85 basis point decrease to the effective tax rate. In addition to the lower cumulative tax benefits in fiscal year 2015 when compared to 2014, the change in the effective tax rate was also negatively impacted by the geographical mix of income. In general, the Company’s foreign earnings are subject to a lower corporate income tax rates relative to the tax rate applied against U.S. income. In fiscal year 2015, the Company’s foreign earnings were approximately 17% of total company earnings before income taxes as compared to fiscal year 2014 when the Company’s foreign earnings were approximately 22% of total company earnings before income taxes.
Net earnings and Basic and Diluted earnings per share. Net earnings for the fiscal year ended June 30, 2015 were $287.1 million, an increase of $24.1 million, or 9%, compared to $263.0 million for the fiscal year ended June 30, 2014. The increase in Net earnings reflects higher revenues, and improvement in pre-tax margins as discussed above.
Basic and Diluted earnings per share for the fiscal year ended June 30, 2015 were $2.39, an increase of $0.19, or 9%, and $2.32, an increase of $0.20, or 9%, respectively, compared to $2.20 and $2.12 for the fiscal year ended June 30, 2014, respectively.
Fiscal Year 2014 Compared to Fiscal Year 2013
The table below presents Consolidated Statements of Earnings data for the fiscal years ended June 30, 2014 and 2013, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2014	2013	Change
			($)	(%)
	($ in millions, except for per share amounts)
Revenues	$2,558.0	$2,430.8	$127.2	5
Cost of revenues	1,761.4	1,767.8	(6.4)	—
Selling, general and administrative expenses	376.0	323.6	52.4	16
Other expenses, net	25.1	16.2	8.9	55
Total expenses	2,162.5	2,107.6	54.9	3
Earnings before income taxes	395.5	323.2	72.3	22
Margin	15.5%	13.3%		2.2	pts
Provision for income taxes	132.5	111.1	21.4	19
Effective tax rate	33.5%	34.4%		(0.9)	pts
Net earnings	$263.0	$212.1	$50.9	24
Basic earnings per share	$2.20	$1.74	$0.46	26
Diluted earnings per share	$2.12	$1.69	$0.43	25
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
Cost of revenues for the fiscal year ended June 30, 2014 were $1,761.4 million, a decrease of $6.4 million, compared to $1,767.8 million for the fiscal year ended June 30, 2013. The decrease reflects lower Restructuring Charges of $9.6 million, savings related to the migration of the data center to IBM of $6.3 million and lower distribution cost of revenues of $1.2 million, offset by $12.3 million of higher costs related to acquisitions, higher investment spend of $10.9 million and a $5.0 million increase in performance based compensation expense. Fluctuations in foreign currency exchange rates decreased cost of fee revenues by $10.3 million. Higher variable expenses were more than offset by savings from operating leverage and improved productivity from strategic initiatives.
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
Earnings before income taxes. Earnings before income taxes for the fiscal year ended June 30, 2014 were $395.5 million, an increase of $72.3 million, or 22%, compared to $323.2 million for the fiscal year ended June 30, 2013. The increase is mainly due to higher revenues and operating leverage coupled with the positive impact of improved productivity from strategic initiatives. Pre-tax margin increased from 13.3% for the fiscal year ended June 30, 2013 to 15.5% for the fiscal year ended June 30, 2014.
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
Net earnings and Basic and Diluted earnings per share. Net earnings for the fiscal year ended June 30, 2014 were $263.0 million, an increase of $50.9 million, or 24%, compared to $212.1 million for the fiscal year ended June 30, 2013. The increase in Net earnings reflects higher revenues, increased pre-tax margins from higher margin revenue business and the positive impact of improved productivity from strategic initiatives.
Basic and Diluted earnings per share for the fiscal year ended June 30, 2014 were $2.20, an increase of $0.46, or 26%, and $2.12, an increase of $0.43, or 25%, respectively, compared to $1.74 and $1.69 for the fiscal year ended June 30, 2013, respectively.

ANALYSIS OF REPORTABLE SEGMENTS
Broadridge has two reportable operating business segments: (1) Investor Communication Solutions and (2) Global Technology and Operations (formerly known as Securities Processing Solutions). The primary components of “Other” are the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign exchange is a reconciling item between the actual foreign exchange rates and budgeted foreign exchange rates.
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
Revenues

	Years Ended June 30,			Change
				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
				($ in millions)
Investor Communication Solutions	$2,030.2	$1,881.0	$1,776.1	$149.2	8	$104.9	6
Global Technology and Operations	692.5	680.7	644.6	11.8	2	36.1	6
Other	—	—	0.1	—		(0.1)	(100)
Foreign currency exchange	(28.5)	(3.7)	10.0	(24.8)	670	(13.7)	(137)
Revenues	$2,694.2	$2,558.0	$2,430.8	$136.2	5	$127.2	5

Earnings (Loss) before Income Taxes

	Years Ended June 30,			Change
				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
				($ in millions)
Investor Communication Solutions	$381.4	$336.3	$303.2	$45.1	13	$33.1	11
Global Technology and Operations	120.3	118.8	84.1	1.5	1	34.7	41
Other	(73.5)	(75.3)	(80.3)	1.8	(2)	5.0	(6)
Foreign currency exchange	10.7	15.7	16.2	(5.0)	(32)	(0.5)	(3)
Earnings before income taxes	$438.9	$395.5	$323.2	$43.4	11	$72.3	22
Investor Communication Solutions
Revenues

	Years Ended June 30,			Change
				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
				($ in millions)
Recurring fee revenues	$1,048.1	$961.0	$865.9	$87.1	9	$95.1	11
Event-driven revenues	172.8	155.6	155.5	17.2	11	0.1	—
Distribution revenues	809.3	764.4	754.7	44.9	6	9.7	1
Revenues	$2,030.2	$1,881.0	$1,776.1	$149.2	8	$104.9	6

Fiscal Year 2015 Compared to Fiscal Year 2014
Revenues. Investor Communication Solutions segment’s Revenues for the fiscal year ended June 30, 2015 were $2,030.2 million, an increase of $149.2 million, or 8%, compared to $1,881.0 million for the fiscal year ended June 30, 2014. Recurring fee revenues for the fiscal year ended June 30, 2015 were $1,048.1 million, an increase of $87.1 million, or 9%, compared to $961.0 million for the fiscal year ended June 30, 2014 and event-driven fee revenues for the fiscal year ended June 30, 2015 were $172.8 million compared to $155.6 million for the fiscal year ended June 30, 2014. Distribution revenues for the fiscal year ended June 30, 2015 were $809.3 million, an increase of $44.9 million, or 6%, compared to $764.4 million for the fiscal year ended June 30, 2014.
Recurring fee revenue growth of 9% was the result of contributions from Net New Business (3 pts) from increases in revenue from closed sales, internal growth driven by market-based activities (3 pts), and contributions from our recent acquisitions (3 pts). Position growth, a component of internal growth, for mutual fund interim and annual equity proxy communications, was 8% and 7%, respectively, as compared to the same period in the prior year. Higher event-driven fee revenues were the result of increased equity proxy specials and contests.
Earnings before income taxes. Earnings before income taxes for the fiscal year ended June 30, 2015 were $381.4 million, an increase of $45.1 million, or 13%, compared to $336.3 million for the fiscal year ended June 30, 2014. Pre-tax margins increased by 0.9 percentage points to 18.8% mainly due to contributions from the growth in revenues more than offsetting higher Selling, general and administrative expenses from acquisitions, the continued expansion of our sales capabilities, higher commissions due to growth in closed sales, and losses from equity method investments.
Fiscal Year 2014 Compared to Fiscal Year 2013
Revenues. Investor Communication Solutions segment’s Revenues for the fiscal year ended June 30, 2014 were $1,881.0 million, an increase of $104.9 million, or 6%, compared to $1,776.1 million for the fiscal year ended June 30, 2013. Recurring fee revenues for the fiscal year ended June 30, 2014 were $961.0 million, an increase of $95.1 million, or 11%, compared to $865.9 million for the fiscal year ended June 30, 2013 and event-driven fee revenues for the fiscal year ended June 30, 2014 were $155.6 million compared to $155.5 million for the fiscal year ended June 30, 2013. Higher recurring fee revenues were driven by internal growth and Net New Business. Position growth for mutual fund interim communications and annual equity proxy communications were positive 11% and 8%, respectively, for the fiscal year ended June 30, 2014 compared to the same period in the prior year. Our internal growth reflects an increase in favorable position growth and fulfillment related market activity. Distribution revenues for the fiscal year ended June 30, 2014 were $764.4 million, an increase of $9.7 million, or 1%, compared to $754.7 million for the fiscal year ended June 30, 2013.
Earnings before income taxes. Earnings before income taxes for the fiscal year ended June 30, 2014 were $336.3 million, an increase of $33.1 million, or 11%, compared to $303.2 million for the fiscal year ended June 30, 2013, primarily due to higher recurring fee revenues. Margin increased by 80 basis points from 17.1% to 17.9%.
Global Technology and Operations
Fiscal Year 2015 Compared to Fiscal Year 2014
Revenues. Global Technology and Operations segment’s Revenues for the fiscal year ended June 30, 2015 were $692.5 million, an increase of $11.8 million, or 2%, compared to $680.7 million for the fiscal year ended June 30, 2014. The 2% increase was attributable to higher Net New Business (2 pts) from increases in revenue from closed sales and contributions from our recent acquisition (1 pt). This was partially offset by lower internal growth (-1 pt) due to contract renewals and other equity services.
Earnings before income taxes. Earnings before income taxes for the fiscal year ended June 30, 2015 were $120.3 million, an increase of $1.5 million, or 1%, compared to $118.8 million for the fiscal year ended June 30, 2014. Pre-tax margins decreased by 10 basis points from 17.5% to 17.4% for the fiscal year ended June 30, 2015 as a result of higher commissions due to growth in closed sales, continued expansion of our sales capabilities, incremental costs from our recent acquisition and lower contributions from the increase in revenues, partially offset by lower strategic initiative spend.
Fiscal Year 2014 Compared to Fiscal Year 2013
Revenues. Global Technology and Operations segment’s Revenues for the fiscal year ended June 30, 2014 were $680.7 million, an increase of $36.1 million, or 6%, compared to $644.6 million for the fiscal year ended June 30, 2013. The increase was the result of higher Net New Business.

Earnings before income taxes. Earnings before income taxes for the fiscal year ended June 30, 2014 were $118.8 million, an increase of $34.7 million, or 41%, compared to $84.1 million for the fiscal year ended June 30, 2013. Pre-tax margins increased by 450 basis points from 13.0% to 17.5% for the fiscal year ended June 30, 2014 as a result of operating leverage and improved productivity from strategic initiatives.
Other
Fiscal Year 2015 Compared to Fiscal Year 2014
Revenues. There were no significant reportable Revenues in our Other segment for the periods presented.
Loss before income taxes. Loss before income taxes was $73.5 million for the fiscal year ended June 30, 2015, a decrease of $1.8 million, compared to $75.3 million for the fiscal year ended June 30, 2014. The decreased loss was mainly due to a $7.6 million decrease in performance based compensation and benefits expense, partially offset by a $3.4 million change in the fair value of our obligations under contingent acquisition consideration arrangements and a $2.2 million increase in acquisition related expenses.
Fiscal Year 2014 Compared to Fiscal Year 2013
Revenues. There were no significant reportable Revenues in our Other segment for the periods presented.
Loss before income taxes. Loss before income taxes was $75.3 million for the fiscal year ended June 30, 2014, a decrease of $5.0 million, compared to $80.3 million for the fiscal year ended June 30, 2013. The decreased loss was mainly due to a $18.6 million decline in Restructuring Charges and a $3.3 million decrease in the fair value of our obligations under contingent acquisition consideration arrangements, offset by a $8.5 million increase in performance based compensation and benefits and higher interest expense on our Long-term borrowings of $10.0 million.
Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures
The Company’s results in this Annual Report on Form 10-K are presented in accordance with generally accepted accounting principles in the United States (“GAAP”) except where otherwise noted. In certain circumstances, results have been presented that are not generally accepted accounting principles measures (“Non-GAAP”). These Non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results.
With regard to statements in this Annual Report on Form 10-K that include certain Non-GAAP financial measures, the adjusted earnings measures are adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items that management believes are not indicative of our ongoing performance.

We also provide information on our Free cash flows because we believe this information helps our investors understand the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investments. Free cash flows is a Non-GAAP measure and is defined by the Company as Net cash flows provided by operating activities less capital expenditures and purchases of intangibles.

The Company believes Non-GAAP financial information helps investors understand the effect of these items on our reported results and provides a better representation of our operating performance. These Non-GAAP measures are indicators that management uses to provide additional meaningful comparisons between our current results and prior reported results, and as a basis for planning and forecasting for future periods.

Set forth below is a reconciliation of such Non-GAAP measures (unaudited) to the most directly comparable GAAP measures:

	Years ended June 30,
	2015	2014	2013
	($ in millions)
Adjusted Net earnings (Non-GAAP)	$306.9	$279.0	$236.0
Adjustments:
Acquisition Amortization and Other Costs, net of taxes	(19.8)	(16.0)	(15.3)
Restructuring Charges, net of taxes	—	—	(13.0)
Discrete tax items	—	—	4.4
Net earnings (GAAP)	$287.1	$263.0	$212.1

	Years ended June 30,
	2015	2014	2013

Adjusted Diluted earnings per share (Non-GAAP)	$2.47	$2.25	$1.88
Adjustments:
Acquisition Amortization and Other Costs, net of taxes	(0.16)	(0.13)	(0.12)
Restructuring Charges, net of taxes	—	—	(0.10)
Discrete tax items	—	—	0.03
Diluted earnings per share (GAAP)	$2.32	$2.12	$1.69
Note: Amounts may not sum due to rounding.

	Years ended June 30,
	2015	2014	2013
	($ in millions)
Free cash flows (Non-GAAP)	$365.4	$334.3	$220.0
Adjustment:
Capital expenditures and purchases of intangibles	66.0	53.4	50.9
Net cash flows provided by operating activities (GAAP)	$431.4	$387.7	$270.9

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2015 and 2014, Cash and cash equivalents were $324.1 million and $347.6 million, respectively. Total stockholders’ equity was $927.8 million and $961.7 million at June 30, 2015 and 2014, respectively. At June 30, 2015, net working capital was $352.5 million, compared to $396.2 million at June 30, 2014. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
As of June 30, 2015, $209.1 million of the $324.1 million of cash and cash equivalents was held by our foreign subsidiaries, and $42.7 million of Cash and cash equivalents were held by regulated entities. We expect existing domestic cash, cash equivalents, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our current plans do not demonstrate a need to repatriate them to fund our U.S. operations, as we consider these funds to be permanently reinvested outside the U.S.
On December 28, 2012, Broadridge, the IRS and the Canada Revenue Agency entered into an advance pricing agreement (“APA”) relating to tax years 2007 through 2012. Under the APA, a net $50.0 million of cash was transferred from two of the

Company’s Canadian subsidiaries to the Broadridge U.S. parent company during the Company’s third fiscal quarter of 2013. All tax effects pertaining to this APA were accrued in the prior fiscal year.
At June 30, 2015, the Company had $689.4 million of outstanding Long-term debt, consisting of a revolving credit facility borrow of $165.0 million, a senior note of $124.8 million principal amount due June 2017 and a senior note of $399.6 million principal amount due September 2020. The credit facility and the senior notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. Interest on the senior notes due 2017 is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%. Interest on the senior notes due 2020 is payable semiannually on March 1st and September 1st each year based on a fixed per annum rate equal to 3.95%.
On September 22, 2011, the Company entered into a $990.0 million senior unsecured credit facility, consisting of a $490.0 million five-year term loan facility (the “Fiscal 2012 Term Loan”) and a $500.0 million five-year revolving credit facility (the “Fiscal 2012 Revolving Credit Facility”) (collectively the “Fiscal 2012 Credit Facilities”). The Fiscal 2012 Revolving Credit Facility also had an annual facility fee equal to 15 basis points, on the unused portion of the facility, which totaled $0.1 million and $0.8 million for the fiscal years ended June 30, 2015 and 2014, respectively. The Company repaid the remaining $400.0 million outstanding on the Fiscal 2012 Term Loan in August 2013. The weighted-average interest rate on the Fiscal 2012 Term Loan was 1.44% and 1.47% for the fiscal years ended June 30, 2014 and 2013, respectively.
On August 14, 2014, the Company entered into an amended and restated $750.0 million five-year revolving credit facility (the “Fiscal 2015 Revolving Credit Facility”), which replaced the Fiscal 2012 Revolving Credit Facility. The Fiscal 2015 Revolving Credit Facility is comprised of a $670.0 million U.S. dollar tranche and an $80.0 million multicurrency tranche. At June 30, 2015, the Company had $165.0 million in outstanding borrowings and had unused available capacity of $585.0 million under the Fiscal 2015 Revolving Credit Facility. The weighted-average interest rate on the Fiscal 2015 Revolving Credit Facility was 1.18% for the fiscal year ended June 30, 2015. The fair value of the variable-rate Fiscal 2015 Revolving Credit Facility borrowings at June 30, 2015 approximates carrying value.
Borrowings under the Fiscal 2015 Revolving Credit Facility initially bear interest at the London Interbank Offered Rate (“LIBOR”) plus 112.5 basis points. The Fiscal 2015 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the unused portion of the facility, which totaled $0.8 million for the fiscal year ended June 30, 2015. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2015 Revolving Credit Facility. During the quarter ended September 30, 2014, the Company expensed $0.1 million of issuance costs related to certain lenders from the 2012 Revolving Credit Facility that are not participating in the Fiscal 2015 Revolving Credit Facility. As of June 30, 2015, $2.0 million of debt issuance costs remain to be amortized (including $0.4 million of issuance costs from the Fiscal 2012 Revolving Credit Facility). Such costs are capitalized in Other non-current assets in the Condensed Consolidated Balance Sheets and are being amortized to Other expenses, net on a straight-line basis, which approximates the effective interest method, over the term of this facility.
The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2015 Revolving Credit Facility at any time. The Fiscal 2015 Revolving Credit Facility is subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At June 30, 2015, the Company is not aware of any instances of non-compliance with the financial covenants of the Fiscal 2015 Revolving Credit Facility.
In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Fiscal 2007 Senior Notes”). The Fiscal 2007 Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Fiscal 2007 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2007 Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Fiscal 2007 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At June 30, 2015, the Company is not aware of any instances of non-compliance with the covenants of the indenture governing the Fiscal 2007 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2007 Senior Notes upon a change of control triggering event. The Fiscal 2007 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2007 Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2007 Senior Notes. These costs have been capitalized and are being amortized to interest expense on a straight-line basis, which approximates the effective interest method, over the ten-year term. At June 30, 2015 and 2014, the costs remaining to be amortized related to the Fiscal 2007 Senior Notes was $0.3 million and $0.5 million, respectively. During the fiscal year ended June 30, 2009, the Company purchased $125.0 million principal amount of the Fiscal 2007 Senior Notes (including $1.0 million unamortized bond discount) pursuant to a cash tender offer for such notes. The fair value of the fixed-rate Fiscal 2007 Senior Notes at June 30, 2015 and 2014 was $135.8 million and $139.1 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 6, “Fair Value of Financial Instruments”).

In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At June 30, 2015, the Company is not aware of any instances of non-compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Fiscal 2014 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to Other expenses, net on a straight-line basis, which approximates the effective interest method, over the seven-year term. At June 30, 2015 and 2014, the costs remaining to be amortized related to the Fiscal 2014 Senior Notes was $3.1 million and $3.7 million, respectively. The fair value of the fixed-rate Fiscal 2014 Senior Notes at June 30, 2015 and 2014 was $417.8 million and $426.6 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 6, “Fair Value of Financial Instruments”).
Please refer to Note 11, “Borrowings” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a more detailed discussion.
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
Cash Flows
Fiscal Year 2015 Compared to Fiscal Year 2014
Net cash flows provided by operating activities were $431.4 million for the fiscal year ended June 30, 2015, an increase of $43.7 million, compared to $387.7 million during the fiscal year ended June 30, 2014. The increase in cash provided by operating activities is primarily due to higher net earnings and changes in working capital resulting from the timing of accounts receivable collections and vendor payments, which includes the collection of a $26.1 million tax refund by a Canadian subsidiary resulting from the prior settlement and execution of the Advanced Pricing Agreement with the Internal Revenue Service and the Canadian Revenue Authority.
Free cash flows were $365.4 million for the fiscal year ended June 30, 2015 compared to $334.3 million in Free cash flows during the year ended June 30, 2014. The increase of $31.1 million was driven by an increase in Net cash flows provided by operating activities of $43.7 million for the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014, partially offset by increased capital expenditures and purchases of intangibles of $12.6 million for the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014.
Net cash flows used in investing activities were $276.4 million for the fiscal year ended June 30, 2015, an increase of $126.1 million, compared to $150.3 million during the fiscal year ended June 30, 2014. The increase primarily reflects higher spending of $106.0 million on acquisitions during the fiscal year ended June 30, 2015, compared to the fiscal year ended June 30, 2014, as well as higher capital expenditures and purchases of intangibles of $12.6 million in the current fiscal year as compared to the prior fiscal year.
Net cash flows used in financing activities for the fiscal year ended June 30, 2015 were $158.3 million, a decrease of $0.6 million, compared to $158.9 million of net cash flows used in financing activities for the fiscal year ended June 30, 2014. The decreased use of cash reflects net proceeds from borrowings on the revolving credit facility of $165.0 million in the current year coupled with an increase of $17.7 million in excess tax benefits from the issuance of stock-based compensation awards in and an increase of $12.6 million in proceeds from stock options the current fiscal year as compared to the prior fiscal year. These increased sources were offset by a $172.0 million increase in the purchases of common stock in the current fiscal year compared to the prior fiscal year and a $25.6 million increase in dividends paid.
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
Free cash flows were $334.3 million for the fiscal year ended June 30, 2014 compared to $220.0 million in Free cash flows during the year ended June 30, 2013. The increase of $114.3 million was driven by an increase in Net cash flows provided by operating activities of $116.8 million for the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013, partially offset by increased capital expenditures and purchases of intangibles of $2.5 million for the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013.
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
Defined Benefit Pension Plans
The Company sponsors a Supplemental Officer Retirement Plan (the “Broadridge SORP”). The Broadridge SORP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. The amount charged to expense for the Broadridge SORP was $2.7 million, $2.9 million and $3.4 million during the fiscal years ended June 30, 2015, 2014 and 2013, respectively. The Broadridge SORP is currently unfunded, and the benefit obligation under this plan was $25.3 million, $21.0 million and $17.0 million at June 30, 2015, 2014 and 2013, respectively. The Broadridge SORP was closed to new participants during the fiscal year ended June 30, 2015.
The Company also sponsors a Supplemental Executive Retirement Plan (the “Broadridge SERP”). The Broadridge SERP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key executives upon retirement based upon the executives’ years of service and compensation. The amount charged to expense for the Broadridge SERP was $0.6 million, $0.5 million and $0.5 million during the fiscal years ended June 30, 2015, 2014 and 2013, respectively. The Broadridge SERP is currently unfunded, and the benefit obligation under this plan was $2.7 million, $2.3 million and $1.5 million at June 30, 2015, 2014 and 2013, respectively. The Broadridge SERP was closed to new participants during the fiscal year ended June 30, 2015.
Other Post-retirement Benefit Plan
The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The amount charged to expense under this plan was $0.2 million for each of the fiscal years ended June 30, 2015, 2014 and 2013. The plan is currently unfunded, and the benefit obligation under this plan was $3.9 million, $3.2 million and $3.0 million at June 30, 2015, 2014 and 2013, respectively.

Contractual Obligations
The following table summarizes our contractual obligations to third parties as of June 30, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
			(in millions)
Long-term debt(1)	$689.4	$—	$124.8	$165.0	$399.6
Interest on long-term debt(2)	104.1	25.4	42.4	33.7	2.6
Facility and equipment operating leases(3)	126.2	30.8	45.9	22.8	26.7
Software licensing(4)	12.6	12.0	0.6	—	—
Purchase obligations(5)	575.0	75.4	138.7	126.7	234.2
Capital commitment to equity method investment(6)	1.8	1.8	—	—	—
Uncertain tax positions(7)	7.0	—	7.0	—	—
Total(8)	$1,516.1	$145.4	$359.4	$348.2	$663.1

(1)
These amounts represent the principal repayments of Long-term debt and are included on our Consolidated Balance Sheets. As of June 30, 2015, we had $689.4 million of outstanding debt consisting of senior notes of $124.8 million principal amount due June 2017, senior notes $399.6 million principal amount senior notes due September 2020 and $165.0 million of outstanding debt on our revolving credit facility. See Note 11, “Borrowings” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for additional information about our Borrowings and related matters.

(2)
Includes estimated future interest payments on our long-term debt. Interest on the Senior Notes due 2017 is based on a fixed per annum rate equal to 6.125%. Interest on the Senior Notes due 2020 is based on a fixed per annum rate equal to 3.95%. Interest on the Revolving Credit Facility is calculated at LIBOR plus 112.5 basis points. An interest rate of 1.175% was used to estimate future interest payments for this portion of our long-term debt.

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

(5)
Purchase obligations relate to payments to IBM related to the IT Services Agreement entered into in March 2010 that expires in June 2024, the EU IT Services Agreement entered into in March 2014 that expires in October 2023, and purchase and maintenance agreements on our software, equipment and other assets.

(6)	This amount represents a capital commitment to fund an equity method investment.

(7)
Due to the uncertainty related to the timing of the reversal of uncertain tax positions, only the uncertain tax benefit related to certain settlements have been provided in the table above. The Company is unable to make reasonably reliable estimates related to the timing of the remaining unrecognized tax benefits expected to be paid. See Note 14, “Income Taxes” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for further detail.

(8)
Certain executive post-retirement benefit obligations reported in our Consolidated Balance Sheets in the amount of $31.9 million as of June 30, 2015 were not included in the table above due to the uncertainty of the timing of these future payments.

In March 2010, the Company and IBM entered into an IT Services Agreement, under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT

Services Agreement which expires on June 30, 2024. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at June 30, 2015 are $533.9 million through fiscal year 2024, the final year of the contract. For the fiscal years ended June 30, 2015, 2014 and 2013, the Company recorded expenses of $95.3 million, $95.7 million and $96.3 million, respectively, in the Consolidated Statements of Earnings related to this agreement. The Company capitalized $54.7 million related to the build-out of the IBM data center in Other non-current assets, with $5.1 million, $5.4 million and $5.9 million amortized into expense in the fiscal years ended June 30, 2015, 2014, and 2013, respectively.
In March 2014, the Company and IBM UK entered into the EU IT Services Agreement under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at June 30, 2015 are $41.1 million through fiscal year 2024, the final year of the contract. For the fiscal years ended June 30, 2015 and 2014, the Company recorded expenses of $4.6 million and $1.5 million, respectively, in the Consolidated Statements of Earnings related to this agreement. The Company capitalized $5.6 million related to the build-out of the IBM UK data center in Other non-current assets, with $0.4 million amortized into expense in the fiscal year ended June 30, 2015.
Other Commercial Commitments
The Company’s Fiscal 2015 Revolving Credit Facility has an available capacity of $750.0 million. The Fiscal 2015 Revolving Credit Facility had $165.0 million outstanding at June 30, 2015.
Certain of the Company’s subsidiaries have unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at June 30, 2015.
Off-Balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at June 30, 2015, 2014 and 2013. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
NEW ACCOUNTING PRONOUNCEMENTS
Please refer to Note 2, “Summary of Significant Accounting Policies—S. New Accounting Pronouncements” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a discussion on the impact of the adoption of new accounting pronouncements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market Risks
In the ordinary course of business, the financial position of the Company is routinely subject to certain market risks, notably the effects of changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments for risk management purposes. As a result, the Company does not anticipate any material losses from these risks.
Interest Rate Risk
As of June 30, 2015, $165.0 million, or approximately 24%, of the Company’s total outstanding debt balance of $689.4 million is based on floating interest rates. Our $165.0 million in variable rate debt at June 30, 2015 consists of our revolving credit facility, which bears interest at LIBOR plus 112.5 basis points. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings of a change in market interest rates. Assuming a hypothetical increase of one hundred basis points in interest rates on our variable rate debt during the fiscal year ending June 30, 2015, our pre-tax earnings would have decreased by approximately $0.5 million for the fiscal year ended June 30, 2015.

Foreign Currency Risk
While the substantial majority of our business is conducted within the U.S., approximately 12% of our fiscal year 2015 revenues were earned outside of the U.S. and approximately 18% of our total consolidated assets as of June 30, 2015 resided in our foreign subsidiaries. Our operations outside of the U.S. primarily reside in Canada and the United Kingdom. As a result, we have a certain degree of foreign currency exposure to exchange rate fluctuations associated with our non-U.S. operations, primarily with respect to the Canadian dollar and the British pound.
We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate. We do not hedge our operating results against currency movement as they are primarily translational in nature. For the fiscal year ended June 30, 2015, a hypothetical 10% decrease in the value of the Canadian dollar and British pound versus the U.S. dollar would have resulted in a decrease in our total pre-tax earnings of approximately $7.2 million. A hypothetical 10% decrease in the value of the Canadian dollar and the British pound versus the U.S. dollar at June 30, 2015 would have resulted in a decrease to our total assets of approximately $32.3 million.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Broadridge Financial Solutions, Inc.
1981 Marcus Avenue
Lake Success, NY 11042
We have audited the accompanying consolidated balance sheets of Broadridge Financial Solutions, Inc. and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadridge Financial Solutions, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/S/ DELOITTE & TOUCHE LLP
New York, New York
August 7, 2015

Broadridge Financial Solutions, Inc.
Consolidated Statements of Earnings
(In millions, except per share amounts)

	Years ended June 30,
	2015	2014	2013
Revenues	$2,694.2	$2,558.0	$2,430.8
Cost of revenues	1,828.2	1,761.4	1,767.8
Selling, general and administrative expenses	396.8	376.0	323.6
Other expenses, net	30.3	25.1	16.2
Total expenses	2,255.3	2,162.5	2,107.6
Earnings before income taxes	438.9	395.5	323.2
Provision for income taxes	151.8	132.5	111.1
Net earnings	$287.1	$263.0	$212.1

Basic earnings per share	$2.39	$2.20	$1.74
Diluted earnings per share	$2.32	$2.12	$1.69

Weighted-average shares outstanding:
Basic	119.9	119.6	121.9
Diluted	124.0	124.1	125.4

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years ended June 30,
	2015	2014	2013
Net earnings	$287.1	$263.0	$212.1
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(30.2)	6.0	(1.4)
Net unrealized gains on available-for-sale securities, net of taxes of ($0.1), ($0.5) and $(0.6) for the years ended June 30, 2015, 2014 and 2013, respectively	0.1	0.8	0.8
Pension and post-retirement liability adjustment, net of taxes of $0.7, $0.5 and $(0.9) for the years ended June 30, 2015, 2014 and 2013, respectively	(1.1)	(0.7)	1.3
Total other comprehensive income (loss), net	(31.2)	6.1	0.7
Comprehensive income	$255.9	$269.1	$212.8

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Balance Sheets
(In millions, except per share amounts)

	June 30, 2015	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$324.1	$347.6
Accounts receivable, net of allowance for doubtful accounts of $3.8 and $3.3, respectively	444.5	424.8
Other current assets	92.8	108.2
Total current assets	861.4	880.6
Property, plant and equipment, net	97.3	88.3
Goodwill	970.5	856.1
Intangible assets, net	195.7	130.0
Other non-current assets	243.2	237.1
Total assets	$2,368.1	$2,192.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$115.9	$116.3
Accrued expenses and other current liabilities	320.4	306.6
Deferred revenues	72.6	61.5
Total current liabilities	508.9	484.4
Long-term debt	689.4	524.1
Deferred taxes	61.7	62.4
Deferred revenues	75.2	59.0
Other non-current liabilities	105.1	100.5
Total liabilities	1,440.3	1,230.4
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.5 and 154.5 shares, respectively; outstanding, 118.2 and 119.5 shares, respectively	1.6	1.6
Additional paid-in capital	855.5	810.7
Retained earnings	1,132.0	973.9
Treasury stock, at cost: 36.3 and 35.0 shares, respectively	(1,040.4)	(834.8)
Accumulated other comprehensive income (loss)	(20.9)	10.3
Total stockholders’ equity	927.8	961.7
Total liabilities and stockholders’ equity	$2,368.1	$2,192.1

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years ended June 30,
	2015	2014	2013
Cash Flows From Operating Activities
Net earnings	$287.1	$263.0	$212.1
Adjustments to reconcile Net earnings to Net cash flows provided by operating activities:
Depreciation and amortization	49.3	46.8	47.6
Amortization of acquired intangibles	25.3	22.6	21.8
Amortization of other assets	29.7	28.0	24.0
Deferred income taxes	0.6	(11.6)	14.1
Stock-based compensation expense	38.6	34.6	27.1
Excess tax benefits from the issuance of stock-based compensation awards	(40.5)	(22.8)	(4.6)
Other	8.8	2.7	11.4
Changes in operating assets and liabilities:
Current assets and liabilities:
(Increase) decrease in Accounts receivable, net	(4.2)	19.1	(73.2)
(Increase) decrease in Other current assets	14.0	(2.3)	(15.6)
Increase (decrease) in Accounts payable	1.9	(26.8)	41.3
Increase in Accrued expenses and other current liabilities	30.6	36.6	15.8
Increase in Deferred revenues	7.1	5.8	1.4
Non-current assets and liabilities:
Increase in Other non-current assets	(45.3)	(38.4)	(61.2)
Increase in Other non-current liabilities	28.4	30.4	8.9
Net cash flows provided by operating activities	431.4	387.7	270.9
Cash Flows From Investing Activities
Capital expenditures	(50.3)	(40.3)	(38.2)
Purchases of intangibles	(15.7)	(13.1)	(12.7)
Equity method investment	(7.5)	—	—
Acquisitions, net of cash acquired	(202.9)	(96.9)	—
Other investing activities	—	—	(1.1)
Net cash flows used in investing activities	(276.4)	(150.3)	(52.0)
Cash Flows From Financing Activities
Proceeds from Long-term debt	320.0	399.5	—
Repayments on Long-term debt	(155.0)	(400.0)	—
Dividends paid	(122.3)	(96.7)	(85.8)
Proceeds from exercise of stock options	62.1	49.5	46.3
Purchases of Treasury stock	(301.7)	(129.7)	(238.5)
Costs related to amendment of revolving credit facility	(1.9)	—	—
Costs related to issuance of bonds	—	(4.3)	—
Excess tax benefit from the issuance of stock-based compensation awards	40.5	22.8	4.6
Other financing transactions	—	—	0.2
Net cash flows used in financing activities	(158.3)	(158.9)	(273.2)
Effect of exchange rate changes on Cash and cash equivalents	(20.2)	3.1	(0.2)
Net change in Cash and cash equivalents	(23.5)	81.6	(54.5)
Cash and cash equivalents, beginning of fiscal year	347.6	266.0	320.5
Cash and cash equivalents, end of fiscal year	$324.1	$347.6	$266.0
Supplemental disclosure of cash flow information:
Cash payments made for interest	$24.1	$17.1	$13.5
Cash payments made for income taxes	$111.5	$150.3	$118.6
Non-cash investing and financing activities:
Property, plant and equipment included in accrued expenses	$0.8	$2.9	$1.9
Dividends payable	$6.7	$3.7	$1.1
Acquisition related obligations	$14.5	$—	$—

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, July 1, 2012	152.9	$1.5	$739.4	$686.1	$(580.0)	$3.5	$850.5
Comprehensive income (loss)	—	—	—	212.1	—	0.7	212.8
Stock plans and related tax benefits	1.6	0.1	50.9	—	—	—	51.0
Stock-based compensation	—	—	27.1	—	—	—	27.1
Treasury stock acquired (9.7 shares)	—	—	—	—	(238.5)	—	(238.5)
Treasury stock reissued (2.3 shares)	—	—	(34.4)	—	34.4	—	—
Common stock dividends ($0.72 per share)	—	—	—	(86.9)	—	—	(86.9)
Balances, June 30, 2013	154.5	1.6	783.0	811.3	(784.1)	4.2	816.0
Comprehensive income (loss)	—	—	—	263.0	—	6.1	269.1
Stock plans and related tax benefits	—	—	72.3	—	—	—	72.3
Stock-based compensation	—	—	34.4	—	—	—	34.4
Treasury stock acquired (3.4 shares)	—	—	—	—	(129.7)	—	(129.7)
Treasury stock reissued (3.9 shares)	—	—	(79.0)	—	79.0	—	—
Common stock dividends ($0.84 per share)	—	—	—	(100.4)	—	—	(100.4)
Balances, June 30, 2014	154.5	1.6	810.7	973.9	(834.8)	10.3	961.7
Comprehensive income (loss)	—	—	—	287.1	—	(31.2)	255.9
Stock plans and related tax benefits	—	—	102.6	—	—	—	102.6
Stock-based compensation	—	—	38.3	—	—	—	38.3
Treasury stock acquired (5.7 shares)	—	—	—	—	(301.7)	—	(301.7)
Treasury stock reissued (4.4 shares)	—	—	(96.1)	—	96.1	—	—
Common stock dividends ($1.08 per share)	—	—	—	(129.0)	—	—	(129.0)
Balances, June 30, 2015	154.5	$1.6	$855.5	$1,132.0	$(1,040.4)	$(20.9)	$927.8

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Notes to Consolidated Financial Statements

NOTE 1.	BASIS OF PRESENTATION
A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation, is a leading global provider of investor communications and technology-driven solutions to banks, broker-dealers, mutual funds and corporate issuers. Our services include investor communications, securities processing, and data and analytics solutions. In the second quarter of fiscal year 2015, the Company changed the name of its Securities Processing Solutions segment to the Global Technology and Operations segment. The Company classifies its continuing operations into the following two reportable segments:

•
Investor Communication Solutions—The Bank/Broker-Dealer Investor Communication Solutions, Corporate Issuer Solutions, Advisor Solutions, and Mutual Fund and Retirement Solutions businesses operate within this segment. A large portion of Broadridge’s Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge®, its innovative electronic proxy delivery and voting solution for institutional investors and financial advisors, helps ensure the participation of the largest stockholders of many companies. Broadridge also provides the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help its clients meet their regulatory compliance needs.

Our advisor solutions enable financial and wealth advisors, and insurance agents to better support their customers through the creation of sales and educational content, including seminars and a library of financial planning topics as well as customer communications solutions such as customizable advisor websites, search engine marketing and electronic and print newsletters. Our advisor solutions also help advisors optimize their practice management through customer data aggregation, reporting and cloud-based marketing tools.
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
In March 2015, the Company acquired Direxxis LLC (“Direxxis”), a provider of cloud-based marketing solutions and services for financial advisors.
In April 2015, the Company completed the acquisition of the trade processing business of the Wilmington Trust Retirement and Institutional Services (“WTRIS”) unit of M&T Bank Corporation.
In June 2015, the Company completed its acquisition of the Fiduciary Services and Competitive Intelligence unit (“FSCI”) from Thomson Reuters’ Lipper division, now known as Broadridge Fund Information Services.

•
Global Technology and Operations (formerly known as Securities Processing Solutions)—Broadridge offers a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, and accounting. Broadridge’s services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With multi-currency solutions, Broadridge supports real-time global trading of equity, fixed income, mutual fund, foreign exchange and exchange traded derivative securities in established and emerging markets. In addition, its Managed Services solution allows broker-dealers to outsource certain administrative functions relating to clearing and settlement, from order entry to trade matching and settlement, while maintaining their ability to finance and capitalize their businesses.

In December 2014, Broadridge acquired TwoFour Systems LLC (“TwoFour Systems”), now known as Broadridge FX and Liquidity Solutions, a provider of real-time foreign exchange solutions for banks and broker-dealers.
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
A. Use of Estimates. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes thereto. The most significant assumptions are employed in estimates used in determining the fair value and impairment testing of goodwill, useful lives and impairment testing of intangible assets, valuation of share-based payments, recoverability of deferred tax assets and determination of uncertain tax positions. Actual results may differ from those estimates.
B. Revenue Recognition. The Company’s revenues are primarily generated from fees for providing services. Revenues are recognized for the two reportable segments as follows:

•
Investor Communication Solutions—Revenues are generated from processing and distributing investor communications as well as vote processing and tabulation. The Company typically enters into agreements with clients to provide services on a fee for service basis. Fees received from the rendering of services are recognized as revenue in the period in which the services have been provided and when collectability is reasonably assured. Revenues for distribution services as well as proxy fulfillment services are recorded in revenue on a gross basis with corresponding costs including amounts remitted to nominees recorded in Cost of revenues.

•
Global Technology and Operations—Revenues are generated from fees for transaction processing. Client service agreements often include up-front consideration as well as a recurring fee for transaction processing. In accordance with Accounting Standards Codification Topic (“ASC”) No. 605 “Revenue Recognition” up-front implementation fees are deferred and recognized on a straight-line basis over the longer of the respective service term of the contract or the expected customer relationship period which commences after client acceptance when the processing term begins. Fees received from processing and outsourcing services are recognized as revenue in the period in which the services have been rendered and when collectability is reasonably assured.

Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) should be divided into more than one unit of accounting. An item should generally be considered a separate unit of accounting if both of the following criteria are met: 1) the delivered item(s) has value to the customer on a standalone basis; and 2) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Once separate units of accounting are determined, the arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method. Relative selling price is obtained from sources such as vendor-specific objective evidence, which is based on the separate selling price for that or a similar item. If such evidence is unavailable, the Company uses the best estimate of the selling price, which includes various internal factors such as pricing strategy and market factors. A significant portion of the Company’s multi-element arrangements is generated from variable transaction, volume based fees and include services that are delivered at the same time. The Company recognizes revenue related to these arrangements as the services are provided.
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
Declines in the fair value of available-for-sale securities below their amortized cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
G. Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventory balances of $6.5 million and $6.7 million, consisting of forms and envelopes used in the mailing of proxy materials to our customers, are reflected in Other current assets in the Consolidated Balance Sheets at June 30, 2015 and 2014, respectively.
H. Deferred Client Conversion and Start-Up Costs. Direct costs that are incurred to set up or convert a client’s systems to function with the Company’s technology are generally deferred and recognized on a straight-line basis which commences after client acceptance when the processing term begins. To the extent deferred costs exceed related implementation fee revenues, such excess costs are amortized over the service term of the contract. Deferred costs up to the amount of the related implementation fees are recognized and capitalized over the longer of the respective service term of the contract or expected customer relationship period. These deferred costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2015 and 2014, respectively. See Note 9, “Other non-current assets”.
I. Deferred Data Center Costs. Data center costs relate to conversion costs associated with our principal data center systems and applications. Costs directly related to the activities necessary to make the data center usable for its intended purpose are deferred and amortized over the life of the contract on a straight-line basis commencing on the date the data center has achieved full functionality. These deferred costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2015 and 2014, respectively. See Note 9, “Other non-current assets”.
J. Goodwill. The Company accounts for its goodwill and intangible assets in accordance with ASC No. 350, “Intangibles—Goodwill and Other” (“ASC No. 350”), which states that goodwill should not be amortized, but instead tested for impairment at the reporting unit level at least annually or more frequently if circumstances indicate possible impairment. The Company tests for goodwill impairment annually in the fourth quarter of the fiscal year, using the March 31 financial statement balances. If impairment exists, a write-down to fair value (measured by discounting estimated future cash flows) is recorded.
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
L. Equity Method Investments. The Company’s investments resulting in a 50% or less ownership interest are accounted for using the equity method of accounting when the ability to exercise significant influence is maintained by the Company. The

Company’s share of net income or losses of equity method investments is included in losses from equity method investments in Other expenses, net. Equity method investments are included in Other non-current assets. Equity method investments are reviewed for impairment by assessing if a decline in market value of the investment below the carrying value is other than temporary, which considers the intent and ability to retain the investment, the length of time and extent that the market value has been less than cost, and the financial condition of the investee.
M. Foreign Currency Translation and Transactions. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars based on exchange rates in effect at the end of each period. Revenues and expenses are translated at average exchange rates during the periods. Currency transaction gains or losses are included in Other expenses, net. Gains or losses from balance sheet translation are included in Accumulated other comprehensive income (loss).
N. Distribution Cost of Revenues. Distribution cost of revenues consists primarily of postage related expenses incurred in connection with our Investor Communication Solutions segment. These costs are reflected in Cost of revenues in the Consolidated Statement of Earnings.
O. Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with ASC No. 718, “Compensation—Stock Compensation,” by recognizing the measurement of stock-based compensation expense in Net earnings based on the fair value of the award on the date of grant. For stock options issued, the fair value of each stock option was estimated on the date of grant using a binomial option pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price, and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.
P. Internal Use Software. Expenditures for major software purchases and software developed or obtained for internal use are capitalized and amortized over a three- to five-year period on a straight-line basis. For software developed or obtained for internal use, the Company capitalizes these costs in accordance with the provisions of ASC No. 350-40, “Internal Use Software.” The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to direct time spent on such projects. Costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.
Q. Income Taxes. The Company accounts for income taxes under the liability method, which requires that deferred tax assets and liabilities be determined based on the expected future income tax consequences of events that have been recognized in the Consolidated Financial Statements.
Deferred tax assets and liabilities are recognized based on temporary differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.
R. Advertising Costs. Advertising costs are expensed at the time the advertising takes place. Total advertising costs were $2.4 million for each of the fiscal years ended June 30, 2015, 2014 and 2013.
S. New Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-3, “Simplifying the Presentation of Debt Issuance Costs”(“ASU No. 2015-3”) to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-3 is effective for the Company in first quarter of fiscal year 2017. The Company is currently evaluating the impact of the pending adoption of ASU No. 2015-3 on its Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-09”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In April 2015, the FASB proposed to defer for one year the effective date of the new revenue standard, with an option that would permit companies to adopt the standard as early as the original effective date. In July 2015, the FASB affirmed its proposal to defer the effective date of ASU No. 2014-09 for all entities by one year. As a result, ASU No. 2014- 09 is expected to be effective for the Company in our first quarter of fiscal 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU No. 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU No. 2014-09. Early adoption prior to the original effective date would not be permitted. The Company is currently evaluating the impact of the pending adoption of ASU No. 2014-09 on its Consolidated Financial Statements.
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”), to change the criteria for determining which disposals can be presented as discontinued operations and enhanced the related disclosure requirements. ASU No. 2014-08 is effective for the Company on a prospective basis in our first quarter of fiscal 2016. The impact of adopting ASU No. 2014-08 is dependent upon the nature of dispositions, if any, after adoption.
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU No. 2013-11”) to provide guidance on the presentation of unrecognized tax benefits. ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 was effective for the Company in our first quarter of fiscal 2015. The adoption of ASU No. 2013-11 did not impact the Company’s consolidated results of operations, cash flows or financial condition as it only requires a change in the Company’s presentation of unrecognized tax benefits.
In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”). ASU No. 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not required to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures under GAAP that provide additional detail about those amounts. ASU No. 2013-02 became effective for the Company in the first quarter of fiscal 2014. The adoption of ASU No. 2013-02 did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition. The disclosures required by this guidance are presented in Note 16, “Changes in Accumulated Other Comprehensive Income by Component.”
T. Subsequent Events. In preparing the accompanying Consolidated Financial Statements, in accordance with ASC No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after June 30, 2015, through the date of issuance of the Consolidated Financial Statements. During this period, the Company did not have any material subsequent events.

NOTE 3.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented.
Diluted EPS reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and restricted stock unit awards have vested.
As of June 30, 2015, 2014 and 2013, the computation of diluted EPS did not include 0.9 million, 2.3 million and 2.8 million options to purchase Broadridge common stock, respectively, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Years ended June 30,
	2015	2014	2013
	(in millions)
Weighted-average shares outstanding:
Basic	119.9	119.6	121.9
Common stock equivalents	4.1	4.5	3.5
Diluted	124.0	124.1	125.4
The following table sets forth the computation of basic EPS utilizing Net earnings for the fiscal year and the Company’s basic Weighted-average shares outstanding:

	Years ended June 30,
	2015	2014	2013
	(in millions, except per share amounts)
Net earnings	$287.1	$263.0	$212.1
Basic Weighted-average shares outstanding	119.9	119.6	121.9
Basic EPS	$2.39	$2.20	$1.74
The following table sets forth the computation of diluted EPS utilizing Net earnings for the fiscal year and the Company’s diluted Weighted-average shares outstanding:

	Years ended June 30,
	2015	2014	2013
	(in millions, except per share amounts)
Net earnings	$287.1	$263.0	$212.1
Diluted Weighted-average shares outstanding	124.0	124.1	125.4
Diluted EPS	$2.32	$2.12	$1.69

NOTE 4.	OTHER EXPENSES, NET
Other expenses, net consisted of the following:

	Years ended June 30,
	2015	2014	2013
	($ in millions)
Interest expense on borrowings	$25.4	$23.7	$13.7
Interest income	(2.8)	(1.8)	(1.5)
Losses from equity method investments	5.5	—	—
Foreign currency exchange (gain) loss	(0.1)	0.3	0.8
Other, net	2.3	2.9	3.2
Other expenses, net	$30.3	$25.1	$16.2

NOTE 5.	ACQUISITIONS
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
During the fiscal year ended June 30, 2015, the Company acquired three businesses in the Investor Communication Solutions segment:
Direxxis

In March 2015, the Company acquired Direxxis, a provider of cloud-based marketing solutions and services for financial advisors. The aggregate purchase price was $34.5 million, consisting of $33.3 million of cash payments as well as a contingent consideration liability with an acquisition date fair value of $1.2 million that is payable over the next three years upon the achievement by the acquired business of certain revenue and earnings targets. The contingent consideration liability has a maximum potential pay-out of $5.5 million upon the achievement in full of the defined financial targets by the acquired business. The fair value of the contingent consideration liability at June 30, 2015 is $1.2 million. Net tangible assets acquired in the transaction were $0.3 million. This acquisition resulted in $20.6 million of Goodwill and $13.6 million of intangible assets, consisting primarily of acquired customer relationships and software technology, which are being amortized over a ten-year life and five-year life, respectively. The results of Direxxis’ operations were included in the Company’s Consolidated Financial Statements from the date of acquisition.
Trade Processing Business of WTRIS
In April 2015, the Company acquired the trade processing business of the WTRIS unit of M&T Bank Corporation. The acquired business is being combined with Broadridge’s mutual fund and ETF trade processing platform. The aggregate purchase price was $73.2 million, consisting of $61.0 million of cash payments as well as a contingent consideration liability with an acquisition date fair value of $12.2 million. The contingent consideration liability contains various components which could be settled over a period not to exceed twenty-four months from the acquisition date, based on the achievement of the defined financial targets by the acquired business. The fair value of the contingent consideration liability as of June 30, 2015 is $12.2 million based on our best estimate of the final amounts payable upon settlement, the substantial majority of which is expected to be paid in the first quarter of fiscal year 2016. Net tangible assets acquired in the transaction were $4.8 million. This acquisition resulted in $39.1 million of Goodwill and $29.3 million of intangible assets, consisting of acquired customer relationships and software technology, which are being amortized over a ten-year life and seven-year life, respectively. The results of the trade processing business of WTRIS were included in the Company’s Consolidated Financial Statements from the date of acquisition. The valuation of the acquired intangible assets has been completed; however, the allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the acquired business’ assets and liabilities, which is still subject to a working capital adjustment.
FSCI Unit of Thomson Reuters’ Lipper division
In June 2015, the Company acquired the FSCI unit from Thomson Reuters’ Lipper division, now known as Broadridge Fund Information Services. The acquisition expands the Company’s enterprise data and analytics solutions for mutual fund manufacturers, ETF issuers, and fund administrators, adding new global data and research capabilities. The purchase price was $77.0 million. Net tangible assets acquired in the transaction were $3.8 million. This acquisition resulted in $38.8 million of Goodwill and $34.4 million of intangible assets, consisting primarily of acquired customer relationships, which is being amortized over a ten-year life. The results of FSCI’s operations were included in the Company’s Consolidated Financial Statements from the date of acquisition. The valuation of the acquired intangible assets has been completed; however, the allocation of the purchase price will be finalized upon completion of the analysis of the fair values of FSCI’s assets and liabilities which is still subject to a working capital adjustment.
During the fiscal year ended June 30, 2015, the Company acquired one business in the Global Technology and Operations segment:
TwoFour Systems
In December 2014, the Company acquired TwoFour Systems, now known as Broadridge FX and Liquidity Solutions, a provider of real-time foreign exchange solutions for banks and broker-dealers. The aggregate purchase price was $32.7 million, consisting of $31.6 million of cash payments as well as a contingent consideration liability with an acquisition date fair value of $1.1 million that is payable over the next three years upon achievement by the acquired business of certain revenue and earnings targets. The contingent consideration liability has a maximum potential pay-out of $8.3 million upon the achievement in full of the defined financial targets by the acquired business. The fair value of the contingent consideration liability as of June 30, 2015 is $1.1 million. Net tangible liabilities assumed in the transaction were $3.3 million. This acquisition resulted in $25.5 million of Goodwill. Intangible assets acquired, which totaled $10.5 million, consist primarily of acquired software technology and customer relationships, which are being amortized over a seven-year life and ten-year life, respectively. The results of TwoFour Systems’ operations were included in the Company’s Consolidated Financial Statements from the date of acquisition.
Pro forma supplemental financial information is not provided as the impact of the acquisitions on the Company’s operating results, financial position or cash flows as of and for the fiscal year ended June 30, 2015 was not material for any acquisition individually or for all acquisitions in the aggregate.

During the fiscal year ended June 30, 2014, the Company acquired two businesses in the Investor Communication Solutions segment:
Bonaire
In July 2013, the Company acquired Bonaire, a leading provider of fee calculation, billing, and revenue and expense management solutions for asset managers including institutional asset managers, wealth managers, mutual funds, bank trusts, hedge funds and capital markets firms. The aggregate purchase price was $37.6 million, net of cash acquired. Net liabilities assumed in the transaction were $1.5 million. The Company recorded a $0.5 million liability for the fair value of potential additional cash payments, which are payable over the next three years contingent upon the achievement by the acquired business of certain revenue and earnings targets. This acquisition resulted in $29.0 million of Goodwill. Intangible assets acquired, which totaled $10.1 million, consist primarily of acquired software technology and customer relationships, which are being amortized over a seven-year life and ten-year life, respectively. The results of Bonaire’s operations were included in the Company’s Consolidated Financial Statements from the date of acquisition. During the fourth quarter of fiscal year 2014, the fair value of the contingent consideration was increased by $0.8 million. As a result, as of June 30, 2014, the Company recorded a $1.3 million liability for the contingent consideration. In fiscal 2015, the Company increased the contingent consideration liability by $0.3 million and also made a partial pay-out on the liability of $0.4 million. As a result, the fair value of the remaining contingent consideration liability at June 30, 2015 is $1.2 million.
Emerald
In February 2014, the Company acquired Emerald, a leading provider of websites and related communications solutions for financial advisors. The purchase price was $59.8 million, net of cash acquired. Net liabilities assumed in the transaction were $2.1 million. This acquisition resulted in $41.1 million of Goodwill. Intangible assets acquired, which totaled $20.8 million, consist primarily of acquired customer relationships, which are being amortized over a seven-year life. The results of Emerald’s operations were included in the Company’s Consolidated Financial Statements from the date of acquisition.
During the first quarter of the fiscal year ended June 30, 2014, the fair value of contingent consideration associated with one of the Company’s acquisitions was reduced by approximately $3.3 million.
Pro forma supplemental financial information is not provided as the impact of the acquisitions on the Company’s operating results, financial position or cash flows as of and for the fiscal year ended June 30, 2014 was not material for any acquisition individually or for all acquisitions in the aggregate.
There were no acquisitions in the fiscal year ended June 30, 2013.

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
The Company holds certain available-for-sale securities in a non-public entity for which the lowest level of significant inputs is unobservable. On a recurring basis, the Company uses pricing models and similar techniques for which the determination of fair value requires significant judgment by management. Accordingly, the Company classifies the available-for-sale securities as Level 3 in the table below.
The fair value of the contingent consideration obligations are based on a probability weighted approach derived from the estimates of earn-out criteria and the probability assessment with respect to the likelihood of achieving those criteria. The measurement is based on significant inputs that are not observable in the market, therefore, the Company classifies this liability as Level 3 in the table below.
The following tables set forth the Company’s financial assets and liabilities at June 30, 2015 and 2014, measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets
Cash and cash equivalents:
Money market funds(1)	$65.5	$—	$—	$65.5
Other current assets:
Available-for-sale equity securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale equity securities	24.5	—	1.1	25.6
Total assets as of June 30, 2015	$90.1	$—	$1.1	$91.2
Liabilities
Contingent consideration obligations:	$—	$—	$15.7	$15.7
Total liabilities as of June 30, 2015	$—	$—	$15.7	$15.7

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets
Cash and cash equivalents:
Money market funds(1)	$138.9	$—	$—	$138.9
Other current assets:
Available-for-sale equity securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale equity securities	19.8	—	1.1	20.9
Total assets as of June 30, 2014	$158.8	$—	$1.1	$159.9
Liabilities
Contingent consideration obligations:	$—	$—	$1.3	$1.3
Total liabilities as of June 30, 2014	$—	$—	$1.3	$1.3

(1)	Money market funds include MMDA account balances of $34.0 million and $71.6 million as of June 30, 2015 and 2014, respectively.
The following table sets forth an analysis of changes during fiscal years 2015 and 2014 in Level 3 financial assets of the Company:

	2015	2014
	($ in millions)
Beginning balance	$1.1	$1.1
Net realized/unrealized gains (losses)	—	—
Purchases	—	—
Transfers in (out) of Level 3	—	—
Ending balance	$1.1	$1.1
The following table sets forth an analysis of changes during fiscal years 2015 and 2014 in Level 3 financial liabilities of the Company:

	2015	2014
	($ in millions)
Beginning balance	$1.3	$—
Additional contingent consideration incurred	14.5	0.5
Increase in contingent consideration liability	0.3	0.8
Payments	(0.4)	—
Ending balance	$15.7	$1.3
The Company did not incur any Level 3 fair value asset impairments during fiscal years 2015, 2014, and 2013. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.

NOTE 7.	PROPERTY, PLANT AND EQUIPMENT, NET
Depreciation expense for Property, plant and equipment was $38.0 million, $35.5 million, and $35.2 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Property, plant and equipment at cost and Accumulated depreciation at June 30, 2015 and 2014 are as follows:

	June 30,
	2015	2014
	($ in millions)
Property, plant and equipment:
Land and buildings	$4.9	$4.9
Equipment	317.4	280.9
Furniture, leaseholds and other	170.9	166.7
	493.2	452.5
Less: Accumulated depreciation	(395.9)	(364.2)
Property, plant and equipment, net	$97.3	$88.3
In fiscal years 2015 and 2014, Property, plant and equipment and Accumulated depreciation were each reduced by $1.9 million and $14.0 million, respectively, of asset retirements related to fully depreciated property, plant and equipment.

NOTE 8.	GOODWILL AND INTANGIBLE ASSETS, NET
Changes in Goodwill for the fiscal years ended June 30, 2015 and 2014 are as follows:

	Investor Communication Solutions	Global Technology and Operations	Total
	($ in millions)
Goodwill, gross, at July 1, 2013 (1)	$513.0	$265.4	$778.4
Additions	70.1	—	70.1
Foreign currency translation and other	—	7.6	7.6
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2014	$583.1	$273.0	$856.1
Goodwill, gross, at June 30, 2014	$583.1	$273.0	$856.1
Additions	98.5	25.5	124.0
Foreign currency translation and other	(0.2)	(9.4)	(9.6)
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2015	$681.4	$289.1	$970.5
(1) Includes $10.6 million of Goodwill transferred from Global Technology and Operations to Investor Communication Solutions during the fiscal year ended June 30, 2015 related to the organizational change discussed further in Note 17, “Financial Data by Segment”.

Additions for the fiscal year ended June 30, 2015 include $25.5 million, $20.6 million, $39.1 million, and $38.8 million for the acquisitions of TwoFour Systems, Direxxis, the trade processing business of WTRIS, and FSCI, respectively. Additions for the fiscal year ended June 30, 2014 include $41.1 million and $29.0 million for the Emerald and Bonaire acquisitions, respectively (see Note 5, “Acquisitions”).
During fiscal years 2015, 2014 and 2013, the Company performed the required impairment tests of Goodwill under ASC No. 350 and determined that there was no impairment.
Intangible assets at cost and accumulated amortization at June 30, 2015 and 2014 are as follows:

	June 30,
	2015			2014
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
	($ in millions)
Software licenses	$89.7	$(63.3)	$26.4	$79.7	$(58.6)	$21.1
Acquired software technology	74.4	(42.9)	31.5	60.1	(35.6)	24.5
Customer contracts and lists	196.8	(65.9)	130.9	127.6	(51.8)	75.8
Other intangibles	18.5	(11.6)	6.9	19.8	(11.2)	8.6
	$379.4	$(183.7)	$195.7	$287.2	$(157.2)	$130.0
In fiscal years 2015 and 2014, intangible assets and accumulated amortization were each reduced by $7.0 million and $4.7 million, respectively of asset retirements related to fully amortized intangibles.
Other intangibles consist primarily of purchased rights, covenants, patents, and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted-average remaining useful life of the intangible assets is 8.7 years (6.3 years for software licenses and 6.7 years for acquired software technology, 9.9 years for customer contracts and lists and 5.0 years for other intangibles). Amortization of intangibles totaled $36.6 million, $33.9 million, and $34.2 million for fiscal years 2015, 2014, and 2013, respectively. Estimated remaining amortization expenses of the Company’s existing intangible assets for the next five fiscal years and thereafter are as follows:

Years Ending June 30,	($ in millions)
2016	$42.6
2017	35.5
2018	29.2
2019	21.6
2020	19.1
Thereafter	47.7

NOTE 9.	OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	June 30,
	2015	2014
	($ in millions)
Deferred client conversion and start-up costs	$137.1	$135.5
Deferred data center costs	43.5	44.9
Long-term investments	33.3	25.3
Long-term broker fees	5.4	8.7
Other	23.9	22.7
Total	$243.2	$237.1

NOTE 10.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	June 30,
	2015	2014
	($ in millions)
Employee compensation and benefits	$163.2	$164.4
Accrued broker fees	63.4	62.0
Accrued income taxes	28.5	35.0
Accrued dividend payable	31.4	24.7
Other	33.9	20.5
Total	$320.4	$306.6

NOTE 11.	BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	June 30, 2015	June 30, 2014	Unused Available Capacity
		($ in millions)
Long-term debt
Fiscal 2015 Revolving Credit Facility	August 2019	$165.0	$—	$585.0
Fiscal 2007 Senior Notes	June 2017	124.8	124.6	—
Fiscal 2014 Senior Notes	September 2020	399.6	399.5	—
Total debt		$689.4	$524.1	$585.0

Fiscal 2012 Credit Facilities: On September 22, 2011, the Company entered into a $990.0 million senior unsecured credit facility, consisting of a $490.0 million five-year term loan facility (the “Fiscal 2012 Term Loan”) and a $500.0 million five-year revolving credit facility (the “Fiscal 2012 Revolving Credit Facility”) (collectively the “Fiscal 2012 Credit Facilities”). Borrowings under the Fiscal 2012 Credit Facilities bore interest at the London Interbank Offered Rate (“LIBOR”) plus 125 basis points. The Fiscal 2012 Revolving Credit Facility also had an annual facility fee equal to 15 basis points, on the unused portion of the facility, which totaled $0.1 million, $0.8 million, and $0.8 million for the fiscal years ended June 30, 2015, 2014, and 2013, respectively. The Company repaid the remaining $400.0 million outstanding on the Fiscal 2012 Term Loan in August 2013. The weighted-average interest rate on the Fiscal 2012 Term Loan was 1.44% and 1.47% for the fiscal years ended June 30, 2014 and 2013, respectively.
Fiscal 2015 Revolving Credit Facility: On August 14, 2014, the Company entered into an amended and restated $750.0 million five-year revolving credit facility (the “Fiscal 2015 Revolving Credit Facility”), which replaced the Fiscal 2012 Revolving Credit Facility. The Fiscal 2015 Revolving Credit Facility is comprised of a $670.0 million U.S. dollar tranche and an $80.0 million multicurrency tranche. At June 30, 2015, the Company had $165.0 million in outstanding borrowings and had unused available capacity of $585.0 million under the Fiscal 2015 Revolving Credit Facility. The weighted-average interest rate on the Fiscal 2015 Revolving Credit Facility was 1.18% for the fiscal year ended June 30, 2015. The fair value of the variable-rate Fiscal 2015 Revolving Credit Facility borrowings at June 30, 2015 approximates carrying value.
Borrowings under the Fiscal 2015 Revolving Credit Facility initially bear interest at LIBOR plus 112.5 basis points. The Fiscal 2015 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the unused portion of the facility, which totaled $0.8 million for the fiscal year ended June 30, 2015. The Company incurred $1.9 million in costs to establish the Fiscal 2015 Revolving Credit Facility. During the quarter ended September 30, 2014, the Company expensed $0.1 million of costs related to certain lenders from the 2012 Revolving Credit Facility that did not participate in the Fiscal 2015 Revolving Credit Facility. As of June 30, 2015, $2.0 million of these costs remain to be amortized (including $0.4 million of costs from the Fiscal 2012 Revolving Credit Facility). Such costs are capitalized in Other non-current assets in the Consolidated Balance Sheets and are being amortized to Other expenses, net on a straight-line basis, which approximates the effective interest method, over the term of this facility.
The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2015 Revolving Credit Facility at any time. The Fiscal 2015 Revolving Credit Facility is subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At June 30, 2015, the Company is not aware of any instances of non-compliance with the financial covenants of the Fiscal 2015 Revolving Credit Facility.
Fiscal 2007 Senior Notes: In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Fiscal 2007 Senior Notes”). The Fiscal 2007 Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Fiscal 2007 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2007 Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Fiscal 2007 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At June 30, 2015, the Company is not aware of any instances of non-compliance with the covenants of the indenture governing the Fiscal 2007 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2007 Senior Notes upon a change of control triggering event. The Fiscal 2007 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2007 Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2007 Senior Notes. These costs have been capitalized and are being amortized to Other expenses, net on a straight-line basis, which approximates the effective interest method, over the ten year term. At June 30, 2015 and 2014, the costs remaining to be amortized related to the Fiscal 2007 Senior Notes was $0.3 million and $0.5 million, respectively. During the fiscal year ended June 30, 2009, the Company purchased $125.0 million principal amount of the Fiscal 2007 Senior Notes (including $1.0 million unamortized bond discount) pursuant to a cash tender offer for such notes. The fair value of the fixed-rate Fiscal 2007 Senior Notes at June 30, 2015 and 2014 was $135.8 million and $139.1 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 6, “Fair Value of Financial Instruments”).
Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At June 30, 2015, the Company is not aware of any instances of non-compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Fiscal 2014 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to Other expenses, net on a straight-line basis, which approximates the effective interest method, over the seven-year term. At June 30, 2015 and 2014, the costs remaining to be amortized related to the Fiscal 2014 Senior Notes was $3.1 million and $3.7 million, respectively. The fair value of the fixed-rate Fiscal 2014 Senior Notes at June 30, 2015 and 2014 was $417.8 million and $426.6 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 6, “Fair Value of Financial Instruments”).
In addition, the Company and certain subsidiaries established unsecured, uncommitted lines of credit with banks. As of June 30, 2015 and 2014, respectively, there were no amounts outstanding borrowings under these lines of credit.

NOTE 12.	STOCK-BASED COMPENSATION
Incentive Equity Awards. The Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (the “2007 Plan”) provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock awards, stock bonuses and performance compensation awards to employees, non-employee directors, and other key individuals who perform services for the Company. The Company accounts for stock-based compensation in accordance with ASC No. 718, which requires the measurement of stock-based compensation expense to be recognized in Net earnings based on the fair value of the award on the date of grant. In accordance with the 2007 Plan, the Company’s stock-based compensation consists of the following:
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
Performance-based Restricted Stock Units: The Company has a performance-based RSU program under which RSUs representing the right to receive one share of the Company’s common stock for each vested RSU are granted. RSUs vest upon the achievement by the Company of specific performance metrics. The Company records stock compensation expense for performance-based RSUs on a straight-line basis over the performance period, plus a subsequent vesting period, which typically totals approximately two and one-half years from the date of grant.
The activity related to the Company’s incentive equity awards for the fiscal years ended June 30, 2015, 2014 and 2013 consisted of the following:

	Stock Options		Time-based RSUs		Performance-based RSUs
	Number of Options	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balances at July 1, 2012	12,381,488	$19.42	2,025,569	$19.61	703,195	$20.39
Granted	1,497,855	22.51	1,093,856	21.32	246,894	21.25
Exercised (a)	(2,724,439)	17.23	—	—	—	—
Vesting of RSUs (b)	—	—	(907,922)	21.62	(259,431)	21.70
Expired/forfeited	(169,422)	18.82	(124,669)	19.38	(117,835)	21.42
Balances at June 30, 2013	10,985,482	$20.39	2,086,834	$19.65	572,823	$19.96
Granted	1,683,875	36.88	906,061	30.46	348,997	30.93
Exercised (a)	(2,686,105)	18.46	—	—	—	—
Vesting of RSUs (b)	—	—	(961,930)	17.78	(237,189)	17.73
Expired/forfeited	(135,961)	20.89	(164,557)	21.60	(22,349)	27.10
Balances at June 30, 2014	9,847,291	$23.73	1,866,408	$25.69	662,282	$26.30
Granted	1,075,759	50.10	748,582	39.66	254,440	35.89
Exercised (a)	(3,140,921)	19.79	—	—	—	—
Vesting of RSUs (b)	—	—	(945,506)	21.89	(357,515)	21.29
Expired/forfeited	(108,182)	26.49	(143,024)	29.81	(11,342)	30.27
Balances at June 30, 2015 (c)	7,673,947	$29.00	1,526,460	$34.51	547,865	$33.94

(a)	Stock options exercised during the fiscal years ended June 30, 2015, 2014 and 2013 had intrinsic values of $86.2 million, $49.9 million and $19.8 million, respectively.

(b)
Time-based RSUs that vested during the fiscal years ended June 30, 2015, 2014 and 2013 had a total fair value of $51.5 million, $36.5 million and $22.1 million, respectively. Performance-based RSUs that vested during the fiscal years ended June 30, 2015, 2014 and 2013 had a total fair value of $19.2 million, $8.9 million and $6.3 million, respectively.

(c)
As of June 30, 2015, the Company’s outstanding “in the money” vested stock options using the fiscal year-end share price of $50.01 (approximately 4.5 million shares) had an aggregate intrinsic value of $120.2 million. As of June 30, 2015, time-based RSUs and performance-based RSUs expected to vest using the fiscal year-end share price of $50.01 (approximately 1.4 million and 0.5 million shares, respectively) had an aggregate intrinsic value of $69.5 million and $26.6 million, respectively.

The tables below summarize information regarding the Company’s outstanding and exercisable stock options as of June 30, 2015:

	Outstanding Options
	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Range of Exercise Prices
$0.01 to $16.00	189,305	3.44	$14.40
$16.01 to $19.00	740,811	1.53	$18.04
$19.01 to $22.00	1,049,912	4.07	$21.25
$22.01 to $25.00	2,568,641	6.18	$23.08
$25.01 to $28.00	418,016	5.04	$25.74
$28.01 to $37.00	1,631,503	8.60	$36.89
$37.01 to $46.00	136,630	9.33	$44.24
$46.01 to $52.00	939,129	9.62	$50.95
	7,673,947	6.38	$29.00

	Exercisable Options
Range of Exercise Prices	Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01 to $16.00	189,305	3.44	$14.40
$16.01 to $19.00	740,811	1.53	$18.04
$19.01 to $22.00	1,049,912	4.07	$21.25
$22.01 to $25.00	1,728,390	5.86	$23.20
$25.01 to $28.00	380,810	4.77	$25.71
$28.01 to $37.00	240,140	8.53	$36.73
$37.01 to $46.00	136,630	9.33	$44.24
$46.01 to $52.00	3,087	9.87	$51.43
	4,469,085	4.78	$23.12
Stock-based compensation expense of $38.6 million, $34.6 million, and $27.1 million was recognized in the Consolidated Statements of Earnings for the fiscal years ended June 30, 2015, 2014 and 2013, respectively, as well as related tax benefits of $14.5 million, $13.0 million, and $10.1 million, respectively.
As of June 30, 2015, the total remaining unrecognized compensation cost related to non-vested stock options and RSU awards amounted to $15.2 million and $31.9 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 3.0 years and 1.5 years, respectively.
In April 2013, the Company began reissuing treasury stock to satisfy stock option exercises and issuances under the Company’s RSU awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs. The Company repurchased 5.2 million shares in fiscal year 2015 under our share repurchase program as compared to 2.9 million shares repurchased in fiscal year 2014, which excludes shares withheld by the Company to cover payroll taxes on the vesting of RSU awards, which are also accounted for as treasury stock. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.
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
The following table presents the assumptions used to determine the fair values of the stock option grants using the Binomial options pricing model during the fiscal years ended June 30, 2015, 2014 and 2013:

	Fiscal Year Ended June 30, 2015	Fiscal Year Ended June 30, 2014	Fiscal Year Ended June 30, 2013
Graded Vesting
Risk-free interest rate	1.8%	2.1%	1.3%
Dividend yield	2.1%	2.3%	3.2%
Weighted-average volatility factor	24.2%	26.4%	25.7%
Weighted-average expected life (in years)	6.9	6.9	6.8
Weighted-average fair value (in dollars)	$10.21	$8.19	$3.78

	Fiscal Year Ended June 30, 2015	Fiscal Year Ended June 30, 2014	Fiscal Year Ended June 30, 2013
Cliff Vesting
Risk-free interest rate	—	2.3%	—
Dividend yield	—	2.3%	—
Weighted-average volatility factor	—	26.4%	—
Weighted-average expected life (in years)	—	7.7	—
Weighted-average fair value (in dollars)	—	$8.76	—

NOTE 13.	EMPLOYEE BENEFIT PLANS
A. Defined Contribution Savings Plans. The Company sponsors a 401(k) savings plan covering eligible full-time U.S. employees of the Company. This plan provides a base contribution plus Company matching contributions on a portion of employee contributions. The costs recorded by the Company for this plan were $24.9 million, $22.1 million and $21.6 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. A new Executive Retirement and Savings Plan (the “ERSP”) was adopted effective January 1, 2015 for those executives who are not participants in the Broadridge SORP or Broadridge SERP (defined below). The ERSP is a defined contribution plan that allows eligible full-time U.S. employees to defer compensation until a later date and the Company will match a portion of the deferred compensation above the qualified defined contribution compensation and deferral limitations. The costs recorded by the Company for this plan was $0.4 million for the fiscal year ended June 30, 2015.
B. Defined Benefit Pension Plans. The Company sponsors a Supplemental Officer Retirement Plan (the “Broadridge SORP”). The Broadridge SORP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. The amount charged to expense for the Broadridge SORP was $2.7 million, $2.9 million and $3.4 million during the fiscal years ended June 30, 2015, 2014 and 2013, respectively. The Broadridge SORP is currently unfunded, and the benefit obligation under this plan was $25.3 million, $21.0 million and $17.0 million at June 30, 2015, 2014 and 2013, respectively. The Broadridge SORP was closed to new participants in fiscal year 2015.
The Company also sponsors a Supplemental Executive Retirement Plan (the “Broadridge SERP”). The Broadridge SERP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key executives upon retirement based upon the executives’ years of service and compensation. The amount charged to expense for the Broadridge SERP was $0.6 million, $0.5 million and $0.5 million during the fiscal years ended June 30, 2015, 2014 and 2013, respectively. The Broadridge SERP is currently unfunded, and the benefit obligation under this plan was $2.7 million, $2.3 million and $1.5 million at June 30, 2015, 2014 and 2013, respectively. The Broadridge SERP was closed to new participants in fiscal year 2015.
C. Other Post-retirement Benefit Plan. The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The amount charged to expense under this plan was $0.2 million for each of the fiscal years ended June 30, 2015, 2014 and 2013. The plan is currently unfunded, and the benefit obligation under this plan was $3.9 million, $3.2 million and $3.0 million at June 30, 2015, 2014 and 2013, respectively.

NOTE 14.	INCOME TAXES
Earnings before income taxes shown below are based on the geographic location to which such earnings are attributable.

	Years Ended June 30,
	2015	2014	2013
	($ in millions)
Earnings before income taxes:
U.S.	$365.4	$308.1	$252.3
Foreign	73.5	87.4	70.9
Total	$438.9	$395.5	$323.2
The Provision for income taxes consists of the following components:

	Years Ended June 30,
	2015	2014	2013
	($ in millions)
Current:
U.S. Domestic	$120.8	$114.8	$73.1
Foreign	19.8	22.5	15.8
State	10.6	6.8	8.1
Total current	151.2	144.1	97.0
Deferred:
U.S. Domestic	4.5	(8.7)	16.0
Foreign	(0.9)	(0.4)	—
State	(3.0)	(2.5)	(1.9)
Total deferred	0.6	(11.6)	14.1
Total Provision for income taxes	$151.8	$132.5	$111.1

	Years Ended June 30,
	2015	%	2014	%	2013	%
	($ in millions)
Provision for income taxes at U.S. statutory rate	$153.6	35.0	$138.4	35.0	$113.1	35.0
Increase (decrease) in Provision for income taxes from:
State taxes, net of federal tax	5.8	1.3	4.0	1.0	4.6	1.4
Foreign taxes	(5.1)	(1.2)	(7.5)	(1.9)	(4.3)	(1.3)
Valuation allowances	(0.9)	(0.2)	(0.7)	(0.2)	1.0	0.3
Other	(1.6)	(0.3)	(1.7)	(0.4)	(3.3)	(1.0)
Total Provision for income taxes	$151.8	34.6	$132.5	33.5	$111.1	34.4
The Provision for income taxes and the effective tax rates for the fiscal year ended June 30, 2015 were $151.8 million and 34.6%, respectively, compared to $132.5 million and 33.5%, for the fiscal year ended June 30, 2014, respectively. The increase in the effective tax rate was primarily attributable to the cumulative tax benefits in fiscal year 2015 being less than cumulative tax benefits in fiscal year 2014. The cumulative tax benefits in fiscal year 2015 primarily related to the release of various tax reserves related to certain foreign, U.S. federal and state income taxes due to audit settlements and the expiration of certain audit periods, and  the recognition of U.S. federal research and development credits based on the December 2014 legislative reinstatement of this credit for calendar year 2014 which collectively resulted in a net decrease to the effective tax rate of approximately 50 basis points. In fiscal year 2014 the cumulative tax benefits resulted in a net 85 basis point decrease to the effective tax rate. In addition to the lower cumulative tax benefits in fiscal year 2015 when compared to 2014, the change in the effective tax rate was also negatively impacted by the geographical mix of income. In general, the Company’s foreign earnings are subject to a lower corporate income tax rates relative to the tax rate applied against U.S. income. In fiscal year 2015, the Company’s foreign earnings were approximately 17% of total company earnings before income taxes as compared to fiscal year 2014 when the Company’s foreign earnings were approximately 22% of total company earnings before income taxes. The geographical mix of income may impact the effective tax rate in future periods as the geographical mix of the Company’s business changes.
The cumulative tax benefits in fiscal year 2014 primarily related to the release of a valuation allowance for a net operating loss carryforward in a foreign tax jurisdiction, and the release of various tax reserves related to certain foreign, U.S. federal and state income taxes due to audit settlements and the expiration of certain audit periods which resulted in a decrease to the effective tax rate of approximately 115 basis points as compared to fiscal year 2013. In addition, the effective tax rate was also positively affected by approximately 30 basis points due to the characterization of a $3.3 million decrease in the fair value of obligations under contingent acquisition consideration arrangements as a deductible permanent tax item. Offsetting these positive benefits were various non-deductible permanent tax items that negatively impacted the tax rate by approximately 60 basis points. The cumulative tax benefits in fiscal year 2014 primarily consisted of the recognition of a previous period’s foreign tax credits. In addition to the higher cumulative tax benefits in fiscal year 2014, the change in the effective tax rate was marginally positively impacted by the geographical mix of income.
As of June 30, 2015, the Company had approximately $375.0 million of accumulated earnings attributable to foreign subsidiaries. The Company considers such earnings as permanently reinvested outside the U.S. and, therefore, provides no additional taxes that could occur upon repatriation. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2015 and 2014 were as follows:

	June 30,
	2015	2014
	($ in millions)
Classification:
Current deferred tax assets (included in Other current assets)	$17.7	$18.9
Long-term deferred tax assets (included in Other non-current assets)	1.3	0.9
Current deferred tax liabilities (included in Accrued expenses and other current liabilities)	(0.6)	(0.6)
Long-term deferred tax liabilities	(61.7)	(62.4)
Net deferred tax liabilities	$(43.3)	$(43.2)
Components:
Deferred tax assets:
Accrued expenses not currently deductible	$4.3	$4.9
Depreciation	19.6	23.9
Compensation and benefits not currently deductible	47.3	47.5
Net operating and capital losses	23.7	27.3
Tax credits	5.9	4.5
Other	4.9	5.6
Total deferred tax assets	105.7	113.7
Less: Valuation allowances	(9.2)	(10.9)
Deferred tax assets, net	96.5	102.8
Deferred tax liabilities:
Goodwill and identifiable intangibles	116.4	121.8
Net deferred expenses	16.9	19.9
Other	6.5	4.3
Deferred tax liabilities	139.8	146.0
Net deferred tax liabilities	$(43.3)	$(43.2)

The Company has estimated foreign net operating loss carryforwards of approximately $14.1 million as of June 30, 2015 of which $0.5 million expires in 2017 through 2027 and of which $13.6 million has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $37.4 million, which expire in 2015 through 2030.
Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $9.2 million and $10.9 million at June 30, 2015 and 2014, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income require significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.
As of June 30, 2015 and 2014, the Company’s total amounts of unrecognized tax benefits were $24.4 million and $26.6 million, respectively. The change relates to tax positions taken for the current and prior tax year. The amount of the unrecognized tax benefits at June 30, 2015 that, if recognized, would affect the Company’s effective tax rate is approximately $12.7 million.
In the next twelve months, the Company expects to decrease its reserve for unrecognized tax benefits by approximately $0.8 million as a result of statute of limitations expirations and certain potential state settlements.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Fiscal Year Ended June 30,
	2015	2014	2013
	($ in millions)
Beginning balance	$26.6	$30.0	$62.6
Gross increase related to prior period tax positions	0.5	0.5	1.9
Gross increase related to current period tax positions	2.4	2.2	2.2
Gross decrease related to prior period tax positions	(5.1)	(6.1)	(36.7)
Ending balance	$24.4	$26.6	$30.0
The $5.1 million gross decrease in fiscal year 2015 for prior period tax positions related to certain state, federal and foreign statute of limitation expirations.
The $6.1 million gross decrease in fiscal year 2014 for prior period tax positions related to the settlement of certain state income tax audits and certain federal and foreign statute of limitation expirations.
The $36.7 million gross decrease in fiscal year 2013 for prior period tax positions related to the settlement and execution of an advance pricing agreement with the U.S. Internal Revenue Service and the Canada Revenue Agency and statute of limitation expirations.
The Company’s policy with respect to interest and penalties associated with uncertain tax positions is not to include them in income tax expense but include penalties as a component of other accrued expenses and interest in interest expense. During the fiscal years ended June 30, 2015, 2014 and 2013, the Company recognized approximately $0.1 million, $0.9 million and $0.2 million, respectively, in interest and penalties.
The Company is regularly subject to examination of its income tax returns by U.S. Federal, state and foreign income tax authorities. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements.

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
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at June 30, 2015 are $533.9 million through fiscal year 2024, the final year of the contract. For the fiscal years ended June 30, 2015, 2014 and 2013, the Company recorded expenses of $95.3 million, $95.7 million and $96.3 million, respectively, in the Consolidated Statements of Earnings related to this agreement. The Company capitalized $54.7 million related to the build-out of the IBM data center in Other non-current assets, with $5.1 million, $5.4 million, and $5.9 million amortized into expense in the fiscal years ended June 30, 2015, 2014 and 2013, respectively.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at June 30, 2015 are $41.1 million through fiscal year 2024, the final year of the contract. For the fiscal years ended June 30, 2015 and 2014, the Company recorded expenses of $4.6 million and $1.5 million, respectively, in the Consolidated Statements of Earnings related to this agreement. The Company capitalized $5.6 million related to the build-out of the IBM UK data center in Other non-current assets, with $0.4 million amortized into expense in the fiscal year ended June 30, 2015.
In July 2014, the Company entered into an agreement providing for a capital commitment of $7.5 million to be made by the Company into an equity method investment. During fiscal year 2015, the Company contributed $7.5 million to this investment. In June 2015, the Company entered into an agreement to provide an additional capital commitment of $1.8 million to this investment through December 31, 2015.
The Company has obligations under the IT Services Agreement, the EU IT Services Agreement, and related software maintenance agreements, various facilities and equipment leases, software license agreements, and software/hardware maintenance agreements. The total expenses related to the IT Services Agreement, the EU IT Services Agreement, and related software maintenance agreements were $99.9 million, $97.2 million, and $102.1 million (which includes $5.8 million of expenses related to the agreement with our former data center services provider) in fiscal years 2015, 2014, and 2013, respectively. Total expenses related to facilities and equipment leases were $36.5 million, $39.1 million, and $39.5 million in fiscal years 2015, 2014, and 2013, respectively. Total expenses related to software license agreements were $24.8 million, $25.7 million, and $20.3 million in fiscal years 2015, 2014, and 2013, respectively. Total expenses related to software/hardware maintenance agreements were $48.9 million, $52.4 million, and $49.6 million in fiscal years 2015, 2014, and 2013, respectively.
The minimum commitments under these obligations at June 30, 2015 as follows:

Years Ending June 30,	($ in millions)
2016	$120.0
2017	98.4
2018	86.8
2019	77.2
2020	72.3
Thereafter	260.9
$715.6
In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.

As of June 30, 2015, the Company had an outstanding letter of credit for $1.6 million. This letter of credit was issued in May 2007 to guarantee certain claim payments to a third-party insurance company in the event the Company does not pay its portion of the claims. No amounts were drawn on this letter of credit.
In addition, the Company has obligations under various facilities and equipment leases and software license agreements.
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of June 30, 2015 and 2014, respectively.
In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
Our business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), which is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”), which requires BBPO to maintain a minimum net capital amount that is not material to the Company’s financial position. At June 30, 2015, BBPO was in compliance with this capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires that BBPO maintain a minimum net capital amount that is not material to the Company’s financial position. At June 30, 2015, BBPO was in compliance with this capital requirement.
In addition, MG Trust Company, a subsidiary of Matrix (“MG Trust Company”), is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. As a result, MG Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and other state regulators where it does business, as well as the National Securities Clearing Corporation. Specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met, which are not material to the Company’s financial position. At June 30, 2015, MG Trust Company was in compliance with its capital requirements.
NOTE 16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income:

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at July 1, 2012	$9.0	$0.3	$(5.8)	$3.5
Other comprehensive income before reclassifications	(1.4)	0.8	0.8	0.2
Amounts reclassified from accumulated other comprehensive income	—	—	0.5	0.5
Balances at June 30, 2013	$7.6	$1.1	$(4.5)	$4.2
Other comprehensive income before reclassifications	6.0	0.8	(1.0)	5.8
Amounts reclassified from accumulated other comprehensive income	—	—	0.3	0.3
Balances at June 30, 2014	$13.6	$1.9	$(5.2)	$10.3
Other comprehensive income before reclassifications	(30.2)	0.1	(1.4)	(31.5)
Amounts reclassified from accumulated other comprehensive income	—	—	0.3	0.3
Balances at June 30, 2015	$(16.6)	$2.0	$(6.3)	$(20.9)

The following table summarizes the reclassifications out of accumulated other comprehensive income:

	Years Ended June 30,
	2015	2014	2013
	($ in millions)
Pension and Post-retirement liabilities:
Amortization of loss reclassified into Selling, general and administrative expenses	$0.5	$0.5	$0.8
Tax benefit	(0.2)	(0.2)	(0.3)
Amortization of loss, net of tax	$0.3	$0.3	$0.5

NOTE 17.	FINANCIAL DATA BY SEGMENT
The Company classifies its operations into the following two reportable segments: (1) Investor Communication Solutions and (2) Global Technology and Operations (formerly known as Securities Processing Solutions). See Note 1, “Basis of Presentation” for a further discussion of the Company’s reportable segments. The primary components of “Other” are the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign currency exchange is a reconciling item between the actual foreign currency exchange rates and the fiscal year 2015 budgeted foreign currency exchange rates.
Certain corporate expenses, as well as certain centrally managed expenses, are allocated based upon budgeted amounts in a reasonable manner. Because the Company compensates the management of its various businesses on, among other factors, segment profit, the Company may elect to record certain segment related expense items in Other rather than reflect such items in segment profit.
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

	Investor Communication Solutions	Global Technology and Operations	Other	Foreign Currency Exchange	Total
	($ in millions)
Year ended June 30, 2015
Revenues	$2,030.2	$692.5	$—	$(28.5)	$2,694.2
Earnings (loss) before income taxes	381.4	120.3	(73.5)	10.7	438.9
Assets	1,346.9	786.1	235.1	—	2,368.1
Capital expenditures	34.9	6.6	6.9	—	48.4
Depreciation and amortization	27.8	12.7	8.8	—	49.3
Amortization of acquired intangibles	20.2	5.1	—	—	25.3
Amortization of other assets	6.9	17.7	5.1	—	29.7
Year ended June 30, 2014
Revenues	$1,881.0	$680.7	$—	$(3.7)	$2,558.0
Earnings (loss) before income taxes	336.3	118.8	(75.3)	15.7	395.5
Assets	1,137.0	729.4	325.7	—	2,192.1
Capital expenditures	28.2	11.7	3.3	—	43.2
Depreciation and amortization	25.3	12.2	9.3	—	46.8
Amortization of acquired intangibles	17.8	4.8	—	—	22.6
Amortization of other assets	4.4	18.2	5.4	—	28.0
Year ended June 30, 2013
Revenues	$1,776.1	$644.6	$0.1	$10.0	$2,430.8
Earnings (loss) before income taxes	303.2	84.1	(80.3)	16.2	323.2
Assets	1,064.8	736.9	216.5	—	2,018.2
Capital expenditures	20.7	9.1	8.4	—	38.2
Depreciation and amortization	23.2	19.3	5.1	—	47.6
Amortization of acquired intangibles	16.4	5.4	—	—	21.8
Amortization of other assets	3.6	20.4	—	—	24.0
Revenues and assets by geographic area are as follows:

	United States	Canada	United Kingdom	Other	Total
	($ in millions)
Year ended June 30, 2015
Revenues	$2,368.6	$224.5	$69.8	$31.3	$2,694.2
Assets	$1,947.1	$174.5	$163.2	$83.3	$2,368.1
Year ended June 30, 2014
Revenues	$2,208.9	$244.8	$65.7	$38.6	$2,558.0
Assets	$1,830.3	$129.2	$156.5	$76.1	$2,192.1
Year ended June 30, 2013
Revenues	$2,097.9	$243.2	$53.4	$36.3	$2,430.8
Assets	$1,739.5	$86.6	$123.5	$68.6	$2,018.2

NOTE 18.	QUARTERLY FINANCIAL RESULTS (UNAUDITED)
Summarized quarterly results of operations for the fiscal years ended June 30, 2015 and 2014 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	($ in millions, except per share amounts)
Year ended June 30, 2015
Revenues	$555.8	$574.6	$634.2	$929.6
Gross profit	149.3	160.6	181.6	374.5
Earnings before income taxes	50.0	51.6	81.9	255.4
Net earnings	32.5	34.7	54.0	165.9
Basic EPS	0.27	0.29	0.45	1.39
Diluted EPS	0.26	0.28	0.43	1.35
Year ended June 30, 2014
Revenues	$545.2	$520.6	$606.3	$885.9
Gross profit	147.7	135.5	178.7	334.7
Earnings before income taxes	69.3	42.7	76.9	206.6
Net earnings	44.4	27.6	50.8	140.2
Basic EPS	0.37	0.23	0.42	1.16
Diluted EPS	0.36	0.22	0.41	1.13
*    *    *    *    *    *     *

Broadridge Financial Solutions, Inc.
Schedule II—Valuation and Qualifying Accounts
($ in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Fiscal year ended June 30, 2015:
Allowance for doubtful accounts	$3,276	$1,199	$(632)	$3,843
Deferred tax valuation allowance	$10,900	$—	$(1,700)	$9,200
Fiscal year ended June 30, 2014:
Allowance for doubtful accounts	$3,737	$995	$(1,456)	$3,276
Deferred tax valuation allowance	$12,500	$—	$(1,600)	$10,900
Fiscal year ended June 30, 2013:
Allowance for doubtful accounts	$6,539	$1,811	$(4,613)	$3,737
Deferred tax valuation allowance	$14,700	$1,000	$(3,200)	$12,500

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.	Controls and Procedures.
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
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, and Chief Financial Officer as of June 30, 2015, evaluated the effectiveness of our disclosure controls as defined in Rule 13a-15(e) under the Exchange Act. The President and Chief Executive Officer, and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2015 were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer, and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
Management has performed an assessment of the effectiveness of Broadridge’s internal control over financial reporting as of June 30, 2015 based upon criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that Broadridge’s internal control over financial reporting was effective as of June 30, 2015.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting and has expressed an unqualified opinion in their report on the effectiveness of the Company’s internal control over financial reporting, which appears in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

/S/ RICHARD J. DALY
Richard J. Daly
President and Chief Executive Officer

/S/ JAMES M. YOUNG
James M. Young
Vice President, Chief Financial Officer
Lake Success, New York
August 7, 2015

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index, which Exhibit Index is incorporated by reference in this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.
Date: August 7, 2015

BROADRIDGE FINANCIAL SOLUTIONS, INC.

By:	/s/ RICHARD J. DALY
Name:	Richard J. Daly
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD J. DALY	President and Chief Executive Officer and Director (Principal Executive Officer)	August 7, 2015
Richard J. Daly

/S/ JAMES M. YOUNG	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	August 7, 2015
James M. Young

/S/ LESLIE A. BRUN	Chairman of the Board	August 7, 2015
Leslie A. Brun

/S/ ROBERT N. DUELKS	Director	August 7, 2015
Robert N. Duelks

/S/ RICHARD J. HAVILAND	Director	August 7, 2015
Richard J. Haviland

/S/ BRETT A. KELLER	Director	August 7, 2015
Brett A. Keller

/S/ STUART R. LEVINE	Director	August 7, 2015
Stuart R. Levine

/S/ MAURA A. MARKUS	Director	August 7, 2015
Maura A. Markus

/S/ THOMAS J. PERNA	Director	August 7, 2015
Thomas J. Perna

/S/ ALAN J. WEBER	Director	August 7, 2015
Alan J. Weber

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

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

3.1	Certificate of Incorporation of Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 2, 2007).

3.2	Amended and Restated By-laws of Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on July 7, 2015).

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

4.5	Form of Broadridge Financial Solutions, Inc. 3.950% Senior Note due 2020 (included in Exhibit 4.2 to Form 8-K filed on August 21, 2013 and incorporated by reference).

10.1	Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.6 to Form 8-K filed on April 2, 2007).

10.2
Amendment No. 1 to the Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.26 to Form 10-K/A filed on October 27, 2010).

10.3	Amended and Restated Supplemental Officers Retirement Plan (incorporated by reference to Exhibit 10.27 to Form 10-K/A filed on October 27, 2010).

10.4	Change in Control Enhancement Agreement for Richard J. Daly (incorporated by reference to Exhibit 10.8 to Form 8-K filed on April 2, 2007).

10.5	Amendment No. 1 to Change in Control Enhancement Agreement for Richard J. Daly (incorporated by reference to Exhibit 10.28 to Form 10-K/A filed on October 27, 2010).

10.6	Change in Control Enhancement Agreement for John Hogan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on April 2, 2007).

10.7	Amendment No. 1 to Change in Control Enhancement Agreement for John Hogan (incorporated by reference to Exhibit 10.29 to Form 10-K/A filed on October 27, 2010).

10.8
Master Services Agreement, dated as of November 2, 2009, by and between Broadridge Financial Solutions, Inc. and Penson Worldwide, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q/A filed on June 10, 2010).(3)

Exhibit Number	Description of Exhibit(1)
10.9
Information Technology Services Agreement, dated as of March 31, 2010, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 10, 2010).(3)

10.10
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

10.11
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

10.12
Amendment No. 1 to the Information Technology Services Agreement, dated as of June 25, 2010, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.24 to Form 10-K filed on August 12, 2010).(3)

10.13
Broadridge Financial Solutions, Inc. Director Deferred Compensation Program (Amended and Restated Effective November 17, 2010) (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on February 8, 2011).

10.14	Broadridge Financial Solutions, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.31 to Form 10-K/A filed on October 27, 2010).

10.15
Broadridge Financial Solutions, Inc. Executive Deferred Compensation Plan (Amended and Restated effective June 15, 2011) (incorporated by reference to Exhibit 10.32 to Form 10-K filed on
August 12, 2011).

10.16
Amendment No. 3 to the Information Technology Services Agreement, dated as of April 15, 2011, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.33 to Form 10-K filed on August 12, 2011).

10.17
Amendment No. 5 to the Information Technology Services Agreement, dated as of June 11, 2011, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc.(3) (incorporated by reference to Exhibit 10.34 to Form 10-K filed on August 12, 2011).

10.18	Officer Severance Plan dated September 16, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2011).

10.19
Credit Agreement dated September 22, 2011, among Broadridge Financial Solutions, Inc., as Borrower, the Lenders Party thereto, JPMorgan Chase, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 23, 2011).

10.20
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

10.21
Amended and Restated Seller Note, effective as of July 1, 2011, issued by Penson Worldwide, Inc. to Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 3, 2011).

10.22
Amendment No. 7 to the Information Technology Services Agreement, dated October 10, 2011, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed February 7, 2012). (3)

10.23
Restructuring Support Agreement, dated as of March 13, 2012, among Broadridge Financial Solutions, Inc., Ridge Clearing and Outsourcing Solutions, Inc., Penson Worldwide, Inc. and certain subsidiaries of Penson Worldwide, Inc., and certain Penson Senior Secured Noteholders and Penson Convertible Noteholders (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 14, 2012).

Exhibit Number	Description of Exhibit(1)
10.24
Purchase and Sale Agreement, dated as of May 31, 2012, by and among Broadridge Financial Solutions, Inc., Broadridge Securities Processing Solutions, Inc. and Apex Clearing Holdings LLC (incorporated by reference to Exhibit 10.39 to Form 10-K filed on August 9, 2012). (2)

10.25
Termination and Mutual Release Agreement entered into on June 5, 2012, by and among Broadridge Financial Solutions, Inc., Ridge Clearing & Outsourcing Solutions, Inc., Broadridge Financial Solutions (Canada), Inc., Penson Worldwide, Inc., Penson Financial Services, Inc., and Penson Financial Services Canada, Inc. (incorporated by reference to Exhibit 10.40 to Form 10-K filed on August 9, 2012).

10.26
Master Services Agreement entered into on June 5, 2012, between Broadridge Financial Solutions, Inc. and Apex Clearing Corporation (incorporated by reference to Exhibit 10.41 to Form 10-K filed on August 9, 2012). (3)

10.27
Amendment No. 2, dated September 19, 2013, to the Change in Control Enhancement Agreement, dated as of March 29, 2007 and amended effective December 31, 2008, between Broadridge Financial Solutions, Inc. and Richard J. Daly (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2013).

10.28
Amendment No. 2, dated September 19, 2013, to the Change in Control Enhancement Agreement, dated as of March 29, 2007 and amended effective December 31, 2008, between Broadridge Financial Solutions, Inc. and John Hogan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 20, 2013).

10.29	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan, Amended and Restated effective November 14, 2013 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 15, 2013).

10.30
Special Officer Separation Agreement, dated as of February 5, 2014, between Broadridge Financial Solutions, Inc. and Dan Sheldon (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 5, 2014).

10.31	Offer Letter, dated May 21, 2014, between Broadridge Financial Solutions, Inc. and James M. Young (incorporated by reference to Exhibit 10.39 to Form 10-K filed on August 7, 2014).

10.32
Amended and Restated Credit Agreement, dated August 14, 2014, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 14, 2014).

10.33	Broadridge Executive Retirement and Savings Plan (“ERSP”), adopted August 1, 2014, effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 6, 2014).

10.34
Amendment to the Broadridge Executive Deferred Compensation Program (“EDCP”), adopted August 1, 2014, effective December 31, 2014 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 6, 2014).

10.35
Amendment No. 12 to the Information Technology Services Agreement, dated as of March 31, 2015, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 8, 2015).

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

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit(1)
101
The following financial statements from the Broadridge Financial Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of earnings for the fiscal years ended June 30, 2015, 2014 and 2013, (ii) consolidated statements of comprehensive income for the fiscal years ended June 30, 2015, 2014 and 2013, (iii) consolidated balance sheets as of June 30, 2015, and 2014, (iv) consolidated statements of cash flows for the fiscal years ended June 30, 2015, 2014 and 2013, (v) consolidated statements of stockholders’ equity for the fiscal years ended June 30, 2015, 2014 and 2013, and (vi) the notes to the Consolidated Financial Statements.

(1)	The SEC File No. for the Company’s Form 8-K Reports referenced is 001-33220.

(2)
Schedules to the Asset Purchase Agreement filed as Exhibit 2.1, as amended by the Amendment, Assignment and Assumption Agreement filed as Exhibit 10.19, and the Stock Purchase Agreement filed as Exhibit 2.2, and the Purchase and Sale Agreement filed as Exhibit 10.32 have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted schedules upon request by the Securities and Exchange Commission.

(3)
Certain confidential information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.