Form 10-Q
period 2015-09-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2015-11-05
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number 001-33220

BROADRIDGE FINANCIAL SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-1151291
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Dakota Drive Lake Success, NY	11042
(Address of principal executive offices)	(Zip Code)
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
The number of shares outstanding of the registrant's common stock, $0.01 par value, as of October 30, 2015, was 118,586,135 shares.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Revenues	$594.7	$555.8
Operating expenses:
Cost of revenues	438.6	406.5
Selling, general and administrative expenses	97.1	92.2
Total operating expenses	535.7	498.7

Operating income	59.1	57.1
Non-operating expenses, net	7.4	7.1
Earnings before income taxes	51.7	50.0
Provision for income taxes	18.1	17.5
Net earnings	$33.5	$32.5
Basic earnings per share	$0.28	$0.27
Diluted earnings per share	$0.28	$0.26
Weighted-average shares outstanding:
Basic	118.3	119.8
Diluted	121.7	123.9
Dividends declared per common share	$0.30	$0.27

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Net earnings	$33.5	$32.5
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(11.5)	(4.5)
Net unrealized losses on available-for-sale securities, net of taxes of $0.2 and $0.0 for the three months ended September 30, 2015 and 2014, respectively	(0.6)	(0.1)
Pension and post-retirement liability adjustment, net of taxes of $(0.1) and $(0.1) for the three months ended September 30, 2015 and 2014, respectively	0.1	—
Total other comprehensive loss, net	(12.0)	(4.6)
Comprehensive income	$21.5	$27.9

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$286.3	$324.1
Accounts receivable, net of allowance for doubtful accounts of $3.6 and $3.8, respectively	410.8	444.5
Other current assets	98.4	92.8
Total current assets	795.5	861.4
Property, plant and equipment, net	100.4	97.3
Goodwill	969.6	970.5
Intangible assets, net	188.5	195.7
Other non-current assets	245.6	243.2
Total assets	$2,299.5	$2,368.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$111.7	$115.9
Accrued expenses and other current liabilities	223.8	320.4
Deferred revenues	77.5	72.6
Total current liabilities	413.0	508.9
Long-term debt	734.4	689.4
Deferred taxes	52.7	61.7
Deferred revenues	76.1	75.2
Other non-current liabilities	99.1	105.1
Total liabilities	1,375.3	1,440.3
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.5 and 154.5 shares, respectively; outstanding, 118.3 and 118.2 shares, respectively	1.6	1.6
Additional paid-in capital	866.0	855.5
Retained earnings	1,130.1	1,132.0
Treasury stock, at cost: 36.2 and 36.3 shares, respectively	(1,040.5)	(1,040.4)
Accumulated other comprehensive loss	(32.9)	(20.9)
Total stockholders’ equity	924.2	927.8
Total liabilities and stockholders’ equity	$2,299.5	$2,368.1

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net earnings	$33.5	$32.5
Adjustments to reconcile Net earnings to Net cash flows provided by operating activities:
Depreciation and amortization	12.4	12.0
Amortization of acquired intangibles	8.1	5.8
Amortization of other assets	6.5	7.5
Stock-based compensation expense	9.0	8.4
Deferred income taxes	(8.8)	(5.2)
Excess tax benefits from stock-based compensation awards	(1.4)	(5.2)
Other	(1.1)	0.8
Changes in operating assets and liabilities:
Current assets and liabilities:
Decrease in Accounts receivable, net	36.7	65.1
(Increase) decrease in Other current assets	(5.9)	23.3
Decrease in Accounts payable	(3.5)	(7.1)
Decrease in Accrued expenses and other current liabilities	(96.0)	(118.3)
Increase in Deferred revenues	2.2	3.0
Non-current assets and liabilities:
Increase in Other non-current assets	(14.6)	(12.8)
Increase (decrease) in Other non-current liabilities	(1.7)	7.3
Net cash flows (used in) provided by operating activities	(24.6)	17.1
Cash Flows From Investing Activities
Capital expenditures	(14.9)	(6.0)
Software purchases and capitalized internal use software	(2.9)	(1.4)
Equity method investment	(0.3)	(1.8)
Net cash flows used in investing activities	(18.1)	(9.2)
Cash Flows From Financing Activities
Proceeds from Long-term debt	65.0	—
Repayments on Long-term debt	(20.0)	—
Excess tax benefits from stock-based compensation awards	1.4	5.2
Dividends paid	(32.0)	(25.2)
Purchases of Treasury stock	(3.0)	(15.1)
Proceeds from exercise of stock options	3.1	15.4
Payment of contingent consideration liabilities	(0.8)	—
Costs related to amendment of revolving credit facility	—	(1.9)
Net cash flows provided by (used in) financing activities	13.7	(21.6)
Effect of exchange rate changes on Cash and cash equivalents	(8.8)	(2.6)
Net change in Cash and cash equivalents	(37.8)	(16.3)
Cash and cash equivalents, beginning of period	324.1	347.6
Cash and cash equivalents, end of period	$286.3	$331.3
Supplemental disclosure of cash flow information:
Cash payments made for interest	$8.5	$7.9
Cash payments made for income taxes, net of refunds	$30.0	$6.1
Non-cash investing and financing activities:
Dividends payable	$3.5	$7.2
Property, plant and equipment	$—	$0.3

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation, is a leading global provider of investor communications and technology-driven solutions to banks, broker-dealers, mutual funds and corporate issuers. Our services include investor communications, securities processing, and data and analytics solutions. The Company classifies its operations into the following two reportable segments:

•
Investor Communication Solutions—Broadridge offers Bank/Broker-Dealer Investor Communication Solutions, Corporate Issuer Solutions, Advisor Solutions and Mutual Fund and Retirement Solutions in this segment. A large portion of Broadridge’s Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge®, Broadridge's innovative electronic proxy delivery and voting solution for institutional investors and financial advisors, helps ensure the participation of the largest stockholders of many companies. Broadridge also provides the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help its clients meet their regulatory compliance needs.

Broadridge's advisor solutions enable financial and wealth advisors, and insurance agents to better support their customers through the creation of sales and educational content, including seminars and a library of financial planning topics as well as customer communications solutions such as customizable advisor websites, search engine marketing and electronic print newsletters. Broadridge's advisor solutions also help advisors optimize their practice management through customer data aggregation, reporting and cloud-based marketing tools.

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

•
Global Technology and Operations—Broadridge offers a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, and accounting. Broadridge's services help financial institutions and investment managers efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. Broadridge's multi-currency solutions support real-time global trading of equity, fixed income, mutual fund, foreign exchange and exchange traded derivative securities in established and emerging markets. In addition, Broadridge's Managed Services solution allows broker-dealers to outsource certain administrative functions relating to clearing and settlement and asset servicing, while maintaining their ability to finance and capitalize their businesses.

B. Consolidation and Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). These financial statements present the condensed consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “2015 Annual Report”) filed on August 7, 2015 with the Securities and Exchange Commission (the “SEC”). These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at September 30, 2015 and June 30, 2015, the results of its operations for the three months ended September 30, 2015 and 2014, and its cash flows for the three months ended September 30, 2015 and 2014.

Effective in the first quarter of fiscal year 2016, we have revised our presentation in the Condensed Consolidated Statements of Earnings to separately present Operating expenses, Operating income, and Non-operating expenses, net. Previously, we reported Other expenses, net, as part of Total expenses and did not separately present Operating income in our Condensed Consolidated Statements of Earnings. All prior period information has been conformed to the current period presentation. See Note 4, "Non-Operating Expenses, Net," for details of the Company's Non-operating expenses, net.
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
E. Financial Instruments. Substantially all of the financial instruments of the Company other than Long-term debt are carried at fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. The carrying value of the Company’s long-term fixed-rate senior notes represents the face value of the long-term fixed-rate senior notes net of the unamortized discount. The fair value of the Company’s long-term fixed-rate senior notes is based on quoted market prices. See Note 8, “Borrowings,” for a further discussion of the Company’s long-term fixed-rate senior notes.
F. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, in accordance with Accounting Standards Codification Topic (“ASC”) No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after September 30, 2015, through the date of issuance of the Condensed Consolidated Financial Statements. During this period, the Company did not have any subsequent events for disclosure.
NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS
In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU No. 2015-16”) to require that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effects of any income adjustments calculated as if the accounting had been completed at the acquisition date. The Company has elected to early adopt ASU No. 2015-16 effective as of the beginning of the first quarter of fiscal year 2016 on a prospective basis for any new measurement period adjustments that occur during or subsequent to our first quarter of adoption. The adoption of ASU No. 2015-16 did not have a material impact on the Company's consolidated results of operations, cash flows or financial condition.
In April 2015, the FASB issued ASU No. 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-3”) to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-3 is effective for the Company in the first quarter of fiscal year 2017. The pending adoption of ASU No. 2015-3 is not expected to be material to the Company's Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-9”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date,” which defers the effective date of ASU No. 2014-09 by one year, with an option that would permit companies to adopt the standard as early as the original effective date. As a result, ASU No. 2014- 09 will be effective for the Company as of the first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU No. 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU No. 2014-09. The Company is currently evaluating the impact of the pending adoption of ASU No. 2014-09 on its Consolidated Financial Statements.

NOTE 3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented.
Diluted EPS reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and shares of restricted stock units have vested.
The computation of diluted EPS did not include 0.9 million and 1.6 million options to purchase Broadridge common stock for the three months ended September 30, 2015, and 2014, respectively, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended September 30,
	2015	2014
Weighted-average shares outstanding:
Basic	118.3	119.8
Common stock equivalents	3.4	4.1
Diluted	121.7	123.9
NOTE 4. NON-OPERATING EXPENSES, NET
Non-operating expenses, net consisted of the following:

	Three Months Ended September 30,
	2015	2014
	($ in millions)
Interest expense on borrowings	$6.8	$6.2
Other (income)/expense, net	(0.9)	(0.6)
Losses from equity method investments	1.6	1.5
Non-operating expenses, net	$7.4	$7.1

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
The fair value of the contingent consideration obligations are based on a probability weighted approach derived from the estimates of earn-out criteria and the probability assessment with respect to the likelihood of achieving those criteria. The measurement is based on significant inputs that are not observable in the market and therefore, the Company classifies this liability as Level 3 in the table below.
The following tables set forth the Company’s financial assets and liabilities at September 30, 2015 and June 30, 2015, respectively, that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$38.5	$—	$—	$38.5
Other current assets:
Available-for-sale securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale securities	30.4	—	1.1	31.5
Total assets as of September 30, 2015	$69.0	$—	$1.1	$70.1
Liabilities
Contingent consideration obligations:	—	—	14.9	14.9
Total liabilities as of September 30, 2015	$—	$—	$14.9	$14.9

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$65.5	$—	$—	$65.5
Other current assets:
Available-for-sale securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale securities	24.5	—	1.1	25.6
Total assets as of June 30, 2015	$90.1	$—	$1.1	$91.2
Liabilities
Contingent consideration obligations:	—	—	15.7	15.7
Total liabilities as of June 30, 2015	$—	$—	$15.7	$15.7
_____________

(1)	Money market funds include money market deposit account balances of $12.6 million and $34.0 million as of September 30, 2015 and June 30, 2015, respectively.
The following table sets forth an analysis of changes during the three months ended September 30, 2015 and 2014, in Level 3 financial assets of the Company:

	September 30, 2015	September 30, 2014
	($ in millions)
Beginning balance	$1.1	$1.1
Net realized/unrealized gains (losses)	—	—
Purchases	—	—
Transfers in (out) of Level 3	—	—
Ending balance	$1.1	$1.1
The Company did not incur any Level 3 fair value asset impairments during the three months ended September 30, 2015 and 2014.
The following table sets forth an analysis of changes during the three months ended September 30, 2015 and 2014, in Level 3 financial liabilities of the Company:

	September 30, 2015	September 30, 2014
	($ in millions)
Beginning balance	$15.7	$1.3
Additional contingent consideration incurred	—	—
Increase in contingent consideration liability	—	—
Payments	(0.8)	—
Ending balance	$14.9	$1.3
Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.
NOTE 6. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	September 30, 2015	June 30, 2015
	($ in millions)
Deferred client conversion and start-up costs	$136.9	$137.1
Deferred data center costs	43.5	43.5
Long-term investments	37.9	33.3
Long-term broker fees	5.1	5.4
Other	22.2	23.9
Total	$245.6	$243.2
NOTE 7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2015	June 30, 2015
	($ in millions)
Employee compensation and benefits	$95.9	$163.2
Accrued broker fees	35.6	63.4
Accrued taxes	28.7	28.5
Accrued dividend payable	34.9	31.4
Other	28.7	33.9
Total	$223.8	$320.4

NOTE 8. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	September 30, 2015	June 30, 2015	Unused Available Capacity
		($ in millions)
Long-term debt
Fiscal 2015 Revolving Credit Facility	August 2019	$210.0	$165.0	$540.0
Fiscal 2007 Senior Notes	June 2017	124.8	124.8	—
Fiscal 2014 Senior Notes	September 2020	399.6	399.6	—
Total debt		$734.4	$689.4	$540.0
Fiscal 2015 Revolving Credit Facility: On August 14, 2014, the Company entered into an amended and restated $750.0 million five-year revolving credit facility (the “Fiscal 2015 Revolving Credit Facility”), which replaced the $500.0 million five-year revolving credit facility entered into in September 2011 (the "Fiscal 2012 Revolving Credit Facility"). The Fiscal 2015 Revolving Credit Facility is comprised of a $670.0 million U.S. dollar tranche and an $80.0 million multicurrency tranche. At September 30, 2015, the Company had $210.0 million in outstanding borrowings and had unused available capacity of $540.0 million under the Fiscal 2015 Revolving Credit Facility. The weighted-average interest rate on the Fiscal 2015 Revolving Credit Facility was 1.16% for the three months ended September 30, 2015. The fair value of the variable-rate Fiscal 2015 Revolving Credit Facility borrowings at September 30, 2015 approximates carrying value.

Borrowings under the Fiscal 2015 Revolving Credit Facility initially bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2015 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, which totaled $0.2 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2015 Revolving Credit Facility. As of September 30, 2015, $1.8 million of debt issuance costs remain to be amortized (including $0.4 million of issuance costs from the Fiscal 2012 Revolving Credit Facility). Such costs are capitalized in Other non-current assets in the Condensed Consolidated Balance Sheets and are being amortized to Non-operating expenses, net on a straight-line basis, which approximates the effective interest method, over the term of this facility.

The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2015 Revolving Credit Facility at any time. The Fiscal 2015 Revolving Credit Facility is subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At September 30, 2015, the Company is in compliance with the financial covenants of the Fiscal 2015 Revolving Credit Facility.

  Fiscal 2007 Senior Notes: In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Fiscal 2007 Senior Notes”). The Fiscal 2007 Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Fiscal 2007 Senior Notes is payable semi-annually in arrears on June 1st and December 1st each year. The Fiscal 2007 Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Fiscal 2007 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At September 30, 2015, the Company is in compliance with the covenants of the indenture governing the Fiscal 2007 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2007 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2007 Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2007 Senior Notes. These costs have been capitalized and are being amortized to Non-operating expenses, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. As of September 30, 2015, $0.2 million of debt issuance costs remain to be amortized. During the fiscal year ended June 30, 2009, the Company purchased $125.0 million principal amount of the Fiscal 2007 Senior Notes (including $1.0 million unamortized bond discount) pursuant to a cash tender offer for such notes. The fair value of the fixed-rate Fiscal 2007 Senior Notes at September 30, 2015 and June 30, 2015 was $134.3 million and $135.8 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 5, “Fair Value of Financial Instruments”).
Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1st and September 1st each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At September 30, 2015, the Company is in compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to Non-operating expenses, net on a straight-line basis, which approximates the effective interest method, over the seven-year term. As of September 30, 2015, $2.9 million of debt issuance costs remain to be amortized. The fair value of the fixed-rate Fiscal 2014 Senior Notes at September 30, 2015 and June 30, 2015 was $419.4 million and $417.8 million based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 5, “Fair Value of Financial Instruments”).
The Fiscal 2015 Revolving Credit Facility, Fiscal 2007 Senior Notes, and Fiscal 2014 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of September 30, 2015 and June 30, 2015, there were no outstanding borrowings under these lines of credit.

NOTE 9. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended September 30, 2015 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at July 1, 2015	7,673,947	$29.00	1,526,460	$34.51	547,865	$33.94
Granted	—	—	18,972	54.39	—	—
Exercise of stock options (a)	(150,210)	20.60	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—
Expired/forfeited	(52,167)	30.53	(47,143)	34.91	(74,220)	22.75
Balances at September 30, 2015 (b), (c)	7,471,570	$29.16	1,498,289	$34.75	473,645	$35.69
____________

(a)	Stock options exercised during the period of July 1, 2015 through September 30, 2015 had an aggregate intrinsic value of $5.1 million.

(b)
As of September 30, 2015, the Company's outstanding vested and currently exercisable stock options using the September 30, 2015 closing stock price of $55.35 (approximately 4.3 million shares) had an aggregate intrinsic value of $138.8 million with a weighted-average exercise price of $23.22 and a weighted-average remaining contractual life of 4.8 years. The total of all stock options outstanding as of September 30, 2015 have a weighted-average remaining contractual life of 6.2 years.

(c)
As of September 30, 2015, time-based restricted stock units and performance-based restricted stock units expected to vest using the September 30, 2015 share price of $55.35 (approximately 1.4 million and 0.5 million shares, respectively) had an aggregate intrinsic value of $79.4 million and $26.1 million, respectively.

The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company's common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $9.0 million and $8.4 million, as well as related tax benefits of $3.4 million and $3.2 million, were recognized for the three months ended September 30, 2015 and 2014, respectively.
As of September 30, 2015, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $12.9 million and $26.4 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.8 years and 1.3 years, respectively.
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
NOTE 10. INCOME TAXES
The provision for income taxes and effective tax rates for the three months ended September 30, 2015 were $18.1 million and 35.1%, compared to $17.5 million and 35.0% for the three months ended September 30, 2014. The increase in the effective tax rate for the three months ended September 30, 2015 compared to the comparable prior year period is primarily attributable to the decrease in the percentage of lower taxed non-U.S. earnings as a percentage of total earnings before income taxes primarily as a result of weaker foreign currencies versus the U.S. dollar.

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
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at September 30, 2015 are $514.0 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company's technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at September 30, 2015 are $39.6 million through fiscal year 2024, the final year of the contract.

In July 2014, the Company entered into an agreement providing for a capital commitment of $7.5 million to be made by the Company into an equity method investment. During fiscal year 2015, the Company contributed $7.5 million to this investment. In June 2015, the Company entered into an agreement to provide an additional capital commitment of $1.8 million to this investment through December 31, 2015. The Company contributed $0.3 million to this investment during the three months ended September 30, 2015, and has a remaining commitment of $1.5 million through December 31, 2015.
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at September 30, 2015 or at June 30, 2015.
In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
Our business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), a wholly-owned indirect subsidiary, which is a broker-dealer registered with the Securities and Exchange Commission ("SEC") and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”), which requires BBPO to maintain a minimum net capital amount that is not material to the Company's financial position. At September 30, 2015, BBPO was in compliance with this capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the "OCC"), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires that BBPO maintain a minimum net capital amount that is not material to the Company's financial position. At September 30, 2015, BBPO was in compliance with this capital requirement.
In addition, MG Trust Company, a wholly-owned indirect subsidiary, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. As a result, MG Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and other state regulators where it does business, as well as the National Securities Clearing Corporation. Specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met, which are not material to the Company's financial position. At September 30, 2015, MG Trust Company was in compliance with its capital requirements.
NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three months ended September 30, 2015, and 2014, respectively:

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at July 1, 2015	$(16.6)	$2.0	$(6.3)	$(20.9)
Other comprehensive income/(loss) before reclassifications	(11.5)	(0.6)	—	(12.1)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.1	0.1
Balances at September 30, 2015	$(28.0)	$1.4	$(6.3)	$(32.9)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at July 1, 2014	$13.6	$1.9	$(5.2)	$10.3
Other comprehensive loss before reclassifications	(4.5)	(0.1)	—	(4.6)
Balances at September 30, 2014	$9.1	$1.8	$(5.2)	$5.7

The following table summarizes the reclassifications out of accumulated other comprehensive income/(loss):

	Three Months Ended September 30,
	2015	2014
	($ in millions)
Pension and Post-retirement liabilities:
Amortization of loss reclassified into Selling, general and administrative expenses	$0.1	$0.1
Tax income	(0.1)	(0.1)
Amortization of loss, net of tax	$0.1	$—
NOTE 13. INTERIM FINANCIAL DATA BY SEGMENT
The Company classifies its operations into the following two reportable segments: Investor Communication Solutions and Global Technology and Operations.
The primary components of “Other” are the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign currency exchange is a reconciling item between the actual foreign currency exchange rates and the constant foreign currency exchange rates used for internal management reporting.
Certain corporate expenses, as well as certain centrally managed expenses, are allocated based upon budgeted amounts in a reasonable manner. Because the Company compensates the management of its various businesses on, among other factors, segment profit, the Company may elect to record certain segment-related expense items in Other rather than reflect such items in segment profit.

Segment results:

	Revenues
	Three Months Ended September 30,
	2015	2014
	($ in millions)
Investor Communication Solutions	$429.7	$394.4
Global Technology and Operations	176.8	162.6
Foreign currency exchange	(11.7)	(1.2)
Total	$594.7	$555.8

	Earnings (Loss) before Income Taxes
	Three Months Ended September 30,
	2015	2014
	($ in millions)
Investor Communication Solutions	$33.9	$37.7
Global Technology and Operations	30.3	25.9
Other	(13.9)	(17.8)
Foreign currency exchange	1.3	4.2
Total	$51.7	$50.0

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “2015 Annual Report”) for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and the 2015 Annual Report. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

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
Investor Communication Solutions
Our Bank/Broker-Dealer Investor Communication Solutions, Corporate Issuer Solutions, Advisor Solutions and Mutual Fund and Retirement Solutions are provided by the Investor Communication Solutions segment. A large portion of our Investor Communication Solutions involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge, our innovative electronic proxy delivery and voting solution for institutional investors and financial advisors, helps ensure the participation of the largest stockholders of many companies. We also provide the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help our clients meet their regulatory compliance needs.
Our advisor solutions enable financial and wealth advisors, and insurance agents to better support their customers through the creation of sales and educational content, including seminars and a library of financial planning topics as well as customer communications solutions such as customizable advisor websites, search engine marketing and electronic print newsletters. Our advisor solutions also help advisors optimize their practice management through customer data aggregation, reporting and cloud-based marketing tools.
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
Global Technology and Operations
Our Global Technology and Operations business offers a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, and accounting. Our services help financial institutions and investment managers efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. Our multi-currency solutions support real-time global trading of equity, fixed income, mutual fund, foreign exchange and exchange traded derivative securities in established and emerging markets. In addition, our Managed Services solution allows broker-dealers to outsource certain administrative functions relating to clearing and settlement and asset servicing, while maintaining their ability to finance and capitalize their businesses.
Consolidation and Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). These Condensed Consolidated Financial Statements present the condensed consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. All material intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2015 in the 2015 Annual Report on Form 10-K filed with the SEC on August 7, 2015.
Effective in the first quarter of fiscal year 2016, we have revised our presentation in the Condensed Consolidated Statements of Earnings to separately present Operating expenses, Operating income, and Non-operating expenses, net. Previously, we reported Other expenses, net, as part of Total expenses and did not separately present Operating income in our

Condensed Consolidated Statements of Earnings. All prior-period information has been conformed to the current period presentation.
Critical Accounting Policies
In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Management continually evaluates the accounting policies and estimates used to prepare the Condensed Consolidated Financial Statements. The estimates, by their nature, are based on judgment, available information, and historical experience and are believed to be reasonable. However, actual amounts and results could differ from these estimates made by management. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. The results of operations reported for the periods presented are not necessarily indicative of the results of operations for subsequent periods. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in the “Critical Accounting Policies” section of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2015 Annual Report on Form 10-K.
Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
The following references are utilized in the discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments:
“Acquisition Amortization and Other Costs” represents amortization charges associated with acquired intangible assets as well as other transaction costs associated with the Company’s acquisition activities.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the three months ended September 30, 2015, mutual fund proxy fee revenues were flat compared to the three months ended September 30, 2014. During fiscal year 2015, mutual fund proxy fee revenues were 2% lower than the prior fiscal year while during fiscal years 2014 and 2013, mutual fund proxy revenues were 31% and 54% higher, respectively, than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
Closed sales represent the expected recurring annual revenue for new client contracts that were signed by Broadridge during the periods referenced. These types of sales were previously described by the Company as recurring revenue closed sales. Closed sales are a key indicator of Broadridge's expected future revenue growth. The amount of the closed sale is an estimate of annual revenues based on client volumes or activity, excluding pass-through revenues such as distribution revenues. The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as closed sales. Larger closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment.
The Company tracks actual revenues achieved during the first year that the client contract is fully implemented and compares this to the amount that was included in the Company’s previously reported closed sales amount. The Company adjusts the current year closed sales amount for any difference between the prior year’s reported closed sales amount and the actual revenues achieved in the first year of the applicable contract. Closed sales were adjusted by $(1.9) million and $(1.4) million for the three months ended September 30, 2015 and 2014, respectively.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended September 30, 2015 and 2014, and the dollar and percentage changes between periods:

	Three Months Ended September 30,
			Change
	2015	2014	$	%
	($ in millions, except per share amounts)
Revenues	$594.7	$555.8	$38.9	7
Cost of revenues	438.6	406.5	32.1	8
Selling, general and administrative expenses	97.1	92.2	4.9	5
Total operating expenses	535.7	498.7	37.0	7

Operating income	59.1	57.1	2.0	4
Margin	9.9%	10.3%		(0.4)	pts
Non-operating expenses, net	7.4	7.1	0.3	4
Earnings before income taxes	51.7	50.0	1.7	3
Provision for income taxes	18.1	17.5	0.6	3
Effective tax rate	35.1%	35.0%		0.1	pts
Net earnings	$33.5	$32.5	$1.0	3
Basic earnings per share	$0.28	$0.27	$0.01	4
Diluted earnings per share	$0.28	$0.26	$0.02	8

Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014
Revenues. Revenues for the three months ended September 30, 2015 were $594.7 million, an increase of $38.9 million, or 7%, compared to $555.8 million for the three months ended September 30, 2014. The $38.9 million increase was driven by higher recurring fee revenues of $34.5 million, or 10%, higher event-driven fee revenues of $3.1 million, or 9%, and higher distribution revenues of $11.9 million, or 7%. The positive contribution from recurring fee revenues reflected gains from Net New Business (4pts), contributions from acquisitions (4pts), and internal growth (2pts). Fluctuations in foreign currency exchange rates negatively impacted revenues by $10.5 million.
Closed sales for the three months ended September 30, 2015 were $17.2 million, a decrease of $15.1 million, or 47%, compared to $32.3 million for the three months ended September 30, 2014. The decrease is the result of two large sales that were signed during the three month period ended September 30, 2014 which elevated the prior period total.
Total Operating Expenses. Total operating expenses for the three months ended September 30, 2015 were $535.7 million, an increase of $37.0 million, or 7%, compared to $498.7 million for the three months ended September 30, 2014. Cost of revenues increased by $32.1 million, or 8%, and Selling, general and administrative expenses increased by $4.9 million, or 5%.
Cost of revenues for the three months ended September 30, 2015 were $438.6 million, an increase of $32.1 million, or 8%, compared to $406.5 million for the three months ended September 30, 2014. The increase primarily reflects higher costs related to acquisitions of $12.6 million, higher distribution cost of revenues of $10.6 million driven mostly by the increase in distribution revenues, and higher operating expenses driven mostly by the increase in recurring and event-driven fee revenues. Fluctuations in foreign currency exchange rates decreased cost of fee revenues by $7.6 million.
Selling, general and administrative expenses for the three months ended September 30, 2015 were $97.1 million, an increase of $4.9 million, or 5%, compared to $92.2 million for the three months ended September 30, 2014. The increase was primarily related to higher costs related to acquisitions of $4.6 million, and higher selling and marketing expenses of $1.4 million as the Company continued to focus on increasing its sales capabilities, partially offset by lower professional services fees of $1.8 million.

Operating income. Operating income for the three months ended September 30, 2015 was $59.1 million, an increase of $2.0 million, or 4%, compared to $57.1 million for the three months ended September 30, 2014. The increase is due to higher revenues, partially offset by higher operating expenses including $2.3 million of increased amortization of acquired intangibles. Operating income margins decreased to 9.9% for the three months ended September 30, 2015, compared to 10.3% for the three months ended September 30, 2014 due to increased amortization of acquired intangibles.
Non-operating expenses, net. Non-operating expenses, net for the three months ended September 30, 2015 were $7.4 million, an increase of $0.3 million, or 4%, compared to $7.1 million for the three months ended September 30, 2014, due to an increase in interest expense from higher borrowings related to our revolving credit facility.
Earnings before Income Taxes. Earnings before income taxes for the three months ended September 30, 2015 were $51.7 million, an increase of $1.7 million, or 3%, compared to $50.0 million for the three months ended September 30, 2014. The increase is due to higher revenues, partially offset by higher operating expenses.
Provision for Income Taxes. The Provision for income taxes and effective tax rates for the three months ended September 30, 2015 were $18.1 million and 35.1%, compared to $17.5 million and 35.0% for the three months ended September 30, 2014. The increase in the effective tax rate for the three months ended September 30, 2015 compared to the three month period ended September 30, 2014 is primarily attributable to the decrease in the percentage of lower taxed non-U.S. earnings as a percentage of total earnings before income taxes primarily as a result of weaker foreign currencies versus the U.S. dollar.
Net Earnings and Basic and Diluted Earnings per Share. Net earnings for the three months ended September 30, 2015 were $33.5 million, an increase of $1.0 million, or 3%, compared to $32.5 million for the three months ended September 30, 2014. The increase in Net earnings primarily reflects higher revenues as discussed above.
Basic and Diluted earnings per share for the three months ended September 30, 2015 were $0.28 and $0.28, an increase of $0.01 and $0.02, or 4% and 8%, respectively, compared to $0.27 and $0.26 for the three months ended September 30, 2014, respectively.
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

Revenues

	Three Months Ended September 30,
			Change
	2015	2014	$	%
	($ in millions)
Investor Communication Solutions	$429.7	$394.4	$35.3	9
Global Technology and Operations	176.8	162.6	14.2	9
Foreign currency exchange	(11.7)	(1.2)	(10.5)	*
Total	$594.7	$555.8	$38.9	7

* Not Meaningful
Earnings Before Income Taxes

	Three Months Ended September 30,
			Change
	2015	2014	$	%
	($ in millions)
Investor Communication Solutions	$33.9	$37.7	$(3.8)	(10)
Global Technology and Operations	30.3	25.9	4.4	17
Other	(13.9)	(17.8)	3.9	22
Foreign currency exchange	1.3	4.2	(2.9)	(69)
Total	$51.7	$50.0	$1.7	3
Investor Communication Solutions
Revenues

	Three Months Ended September 30,
			Change
	2015	2014	$	%
	($ in millions)
Recurring fee revenues	$215.9	$195.6	$20.3	10
Event-driven fee revenues	38.0	34.9	3.1	9
Distribution revenues	175.8	163.9	11.9	7
Total	$429.7	$394.4	$35.3	9
Revenues. Investor Communication Solutions segment’s Revenues for the three months ended September 30, 2015 were $429.7 million, an increase of $35.3 million, or 9%, compared to $394.4 million for the three months ended September 30, 2014. The increase was attributable to higher recurring fee revenues which contributed $20.3 million, higher event-driven fee revenues which contributed $3.1 million and an increase in distribution revenues of $11.9 million.
Higher recurring fee revenues of 10% were driven by: (i) contributions from our recent acquisitions (7pts); and (ii) Net New Business from increases in revenues from closed sales (4pts); which were offset by (iii) a decrease in internal growth as a result of lower fund fulfillment revenues (-1pt). Position growth compared to the same period in the prior year, which is a component of internal growth, was 6% for mutual fund interims and 2% for annual equity proxy communications. Although these indicators were positive, the first three months’ results are not necessarily indicative of our full-year results due to the seasonality of our business. Higher event-driven fee revenues were the result of increased equity proxy specials and corporate actions communications activity.

Earnings before Income Taxes. Earnings before income taxes for the three months ended September 30, 2015 were $33.9 million, a decrease of $3.8 million, or 10%, compared to $37.7 million, for the three months ended September 30, 2014. Pre-tax margins decreased by 1.7 percentage points to 7.9% mainly due to incremental operating costs related to acquisitions, and higher operating expenses.
Global Technology and Operations
Revenues. Global Technology and Operations segment’s Revenues for the three months ended September 30, 2015 were $176.8 million, an increase of $14.2 million, or 9%, compared to $162.6 million for the three months ended September 30, 2014. The 9% increase was attributable to: (i) higher Net New Business from closed sales (4pts); (ii) higher internal growth from higher trade and non-trade activity levels (4pts); and (iii) revenue from a recent acquisition (1pt).
Earnings before Income Taxes. Earnings before income taxes for the three months ended September 30, 2015 were $30.3 million, an increase of $4.4 million, or 17%, compared to $25.9 million for the three months ended September 30, 2014. Pre-tax margins increased by 1.3 percentage points to 17.2% primarily as a result of contributions from higher revenues, partially offset by incremental operating costs related to a recent acquisition.
Other
Loss before Income Taxes. Loss before income taxes was $13.9 million for the three months ended September 30, 2015, a decrease of $3.9 million, compared to $17.8 million for the three months ended September 30, 2014. The decreased loss was mainly due to a decrease in compensation expense, partially offset by an increase in interest expense.
Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures
The Company’s results in this Quarterly Report on Form 10-Q are presented in accordance with U.S. GAAP except where otherwise noted. In certain circumstances, results have been presented that are not generally accepted accounting principles measures (“Non-GAAP”). These Non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results.
With regard to statements in this Quarterly Report on Form 10-Q that include certain Non-GAAP financial measures, the adjusted operating income and adjusted earnings measures are adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items that management believes are not indicative of our ongoing performance.

We provide free cash flow information because we believe this helps investors understand the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investments. Free cash flows is a Non-GAAP measure and is defined by the Company as net cash flows provided by operating activities less capital expenditures, software purchases and capitalized internal use software.
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

Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures:

	Three Months Ended September 30,
	2015	2014
	($ in millions)
Adjusted Operating income (Non-GAAP)	$68.4	$63.5
Adjustment:
Acquisition Amortization and Other Costs	(9.4)	(6.4)
Operating income (GAAP)	$59.1	$57.1

	Three Months Ended September 30,
	2015	2014
	($ in millions)
Adjusted Net earnings (Non-GAAP)	$39.6	$36.7
Adjustment:
Acquisition Amortization and Other Costs	(9.4)	(6.4)
Tax impact of adjustment	3.3	2.2
Net earnings (GAAP)	$33.5	$32.5

	Three Months Ended September 30,
	2015	2014
Adjusted Diluted earnings per share (Non-GAAP)	$0.33	$0.30
Adjustment:
Acquisition Amortization and Other Costs	(0.08)	(0.05)
Tax impact of adjustment	0.03	0.02
Diluted earnings per share (GAAP)	$0.28	$0.26

	Three Months Ended September 30,
	2015	2014
	($ in millions)
Free cash flows (Non-GAAP)	$(42.4)	$9.7

Capital expenditures, software purchases and capitalized internal use software	17.8	7.4
Net cash flows (used in) provided by operating activities (GAAP)	$(24.6)	$17.1

Financial Condition, Liquidity and Capital Resources
At September 30, 2015, cash and cash equivalents were $286.3 million and Total stockholders’ equity was $924.2 million. At September 30, 2015, working capital was $382.5 million, compared to $352.5 million at June 30, 2015. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, short-term investments and borrowings, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
As of September 30, 2015, $199.4 million of the $286.3 million of cash and cash equivalents were held by our foreign subsidiaries, and $42.4 million of cash and cash equivalents were held by regulated entities. We expect existing domestic cash, cash equivalents, short-term investments, borrowings available under credit facilities and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our current plans do not demonstrate a need to repatriate them to fund our U.S. operations, as we consider these funds to be permanently reinvested outside the U.S.
The Company has a $750.0 million five-year revolving credit facility (the “Fiscal 2015 Revolving Credit Facility”), which is comprised of a $670.0 million U.S. dollar tranche and an $80.0 million multicurrency tranche. Borrowings under the Fiscal 2015 Revolving Credit Facility bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2015 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, which totaled $0.2 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company had $210.0 million outstanding borrowings and had unused available capacity of $540.0 million under the Fiscal 2015 Revolving Credit Facility. The facility is scheduled to expire in August 2019.
At September 30, 2015, the carrying value of the Company’s outstanding Long-term debt was $734.4 million, consisting of: (i) borrowings on the Fiscal 2015 Revolving Credit Facility of $210.0 million, (ii) senior notes of $124.8 million ($125.0 million principal amount less $0.2 million bond discount) due June 2017, and (iii) senior notes of $399.6 million ($400.0 million principal amount less $0.4 million bond discount) due September 2020. The Fiscal 2015 Revolving Credit Facility and the senior notes are senior unsecured obligations of the Company and are ranked equally in right of payment. Interest on the senior notes due 2017 is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%. Interest on the senior notes due 2020 is payable semiannually on March 1st and September 1st each year based on a fixed per annum rate equal to 3.95%.
Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain ratios.

Cash Flows
Net cash flows used in operating activities were $24.6 million for the three months ended September 30, 2015 compared to $17.1 million in net cash flows provided by operating activities during the three months ended September 30, 2014. The increase in cash used in operating activities of $41.7 million is primarily due to a relative increase in working capital. This was primarily due to: (i) the timing of accounts receivable collections and vendor payments and (ii) the receipt by a Canadian subsidiary of a $26.1 million tax refund in the three months ended September 30, 2014 that resulted from the prior settlement and execution of the Advanced Pricing Agreement with the Internal Revenue Service and the Canadian Revenue Authority.
Free cash flows used in operating activities were $42.4 million for the three months ended September 30, 2015 compared to $9.7 million in free cash flows provided by operating activities during the three months ended September 30, 2014. The increased use of cash of $52.1 million was driven by an increase in net cash flows used in operating activities of $41.7 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, coupled with increased capital expenditures, software purchases and capitalized internal use software of $10.4 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Net cash flows used in investing activities for the three months ended September 30, 2015 were $18.1 million, an increase of $8.9 million compared to $9.2 million in net cash flows used in investing activities for the three months ended September 30, 2014. The increase primarily reflects higher capital expenditures and software purchases of $10.4 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Net cash flows provided by financing activities for the three months ended September 30, 2015 were $13.7 million, an increase of $35.3 million compared to $21.6 million in net cash flows used in financing activities for the three months ended September 30, 2014. The increase in cash provided in the three months ended September 30, 2015 is primarily due to an increase in net proceeds from borrowings on the revolving credit facility of $45.0 million and a decrease in the repurchases of common stock of $12.1 million, partially offset by a $6.8 million increase in dividend payments in the current year period compared to the prior year, a decrease of $12.3 million in proceeds from the exercise of stock options, and a decrease of $3.8 million in excess tax benefits from stock-based compensation awards in the current year period compared to the prior year.
Seasonality
Processing and distributing proxy materials and annual reports to investors in equity securities and mutual funds comprises a large portion of our Investor Communication Solutions business. We process and distribute the greatest number of proxy materials and annual reports during our fourth fiscal quarter (the second quarter of the calendar year). The recurring periodic activity of this business is linked to significant regulatory filing deadlines imposed on public reporting companies and mutual funds. Historically this has caused our revenues, operating income, net earnings, and cash flows from operating activities to be higher in our fourth fiscal quarter than in any other fiscal quarter. The seasonality of our revenues makes it difficult to estimate future operating results based on the results of any specific fiscal quarter and could affect an investor’s ability to compare our financial condition, results of operations, and cash flows on a fiscal quarter-by-quarter basis.
Income Taxes
Our effective tax rate for the three months ended September 30, 2015 was 35.1%, compared to 35.0% for the three months ended September 30, 2014. The increase in the effective tax rate for the three months ended September 30, 2015 compared to the comparable prior year period is primarily attributable to the decrease in the percentage of lower taxed non-U.S. earnings as a percentage of total earnings before income taxes primarily as a result of weaker foreign currencies versus the U.S. dollar.
Contractual Obligations
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at September 30, 2015 are $514.0 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company's business process outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at September 30, 2015 are $39.6 million through fiscal year 2024, the final year of the contract.

In July 2014, the Company entered into an agreement providing for a capital commitment of $7.5 million to be made by the Company into an equity method investment. During fiscal year 2015, the Company contributed $7.5 million to this investment. In June 2015, the Company entered into an agreement to provide an additional capital commitment of $1.8 million to this investment through December 31, 2015. The Company contributed $0.3 million to this investment during the three months ended September 30, 2015, and has a remaining commitment of $1.5 million through December 31, 2015.

Other Commercial Agreements
At September 30, 2015, the Company had $210.0 million of outstanding borrowings and unused available capacity of $540.0 million under the Fiscal 2015 Revolving Credit Facility.
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at September 30, 2015.

Off-balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at September 30, 2015 or at June 30, 2015. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.
Recently-issued Accounting Pronouncements
Please refer to Note 2, “New Accounting Pronouncements” to our Financial Statements under Item 1. of Part I of this Quarterly Report on Form 10-Q, for a discussion on the impact of new accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes related to market risk from the disclosures in the Company's Annual Report on Form 10-K for the year ended June 30, 2015.

Item 4.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The President and Chief Executive Officer, and the Chief Financial Officer, concluded that our disclosure controls and procedures as of September 30, 2015 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A. to Part I in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed on August 7, 2015. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2015 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our first fiscal quarter ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans
July 1, 2015 - July 31, 2015	—	$—	—	4,736,884
August 1, 2015 - August 31, 2015	46,750	55.59	46,750	9,990,134
September 1, 2015 - September 30, 2015	8,430	51.01	8,430	9,981,704
Total	55,180	$54.89	55,180
_____________
On August 6, 2015, Company's Board of Directors authorized the repurchase of up to an additional 5.3 million shares of Broadridge common stock. The share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.
At September 30, 2015, the Company had 9,981,704 shares available for repurchase under its share repurchase program.

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2015 and 2014, (ii) condensed consolidated statements of comprehensive income for the three months ended September 30, 2015 and 2014, (iii) condensed consolidated balance sheets as of September 30, 2015 and June 30, 2015, (iv) condensed consolidated statements of cash flows for the three months ended September 30, 2015 and 2014, and (v) the notes to the condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: November 5, 2015	By:	/s/ James M. Young
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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2015 and 2014, (ii) condensed consolidated statements of comprehensive income for the three months ended September 30, 2015 and 2014, (iii) condensed consolidated balance sheets as of September 30, 2015 and June 30, 2015, (iv) condensed consolidated statements of cash flows for the three months ended September 30, 2015 and 2014, and (v) the notes to the condensed consolidated financial statements.