Form 10-Q
period 2015-12-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2016-02-04
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of January 29, 2016 was 118,833,877.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenues	$638.9	$574.6	$1,233.7	$1,130.4
Operating expenses:
Cost of revenues	464.5	414.0	903.1	820.5
Selling, general and administrative expenses	104.2	101.5	201.3	193.7
Total operating expenses	568.7	515.5	1,104.4	1,014.2
Operating income	70.2	59.1	129.3	116.2
Non-operating expenses, net	8.9	7.5	16.3	14.6
Earnings before income taxes	61.3	51.6	113.0	101.6
Provision for income taxes	21.1	16.9	39.2	34.4
Net earnings	$40.2	$34.7	$73.8	$67.2
Basic earnings per share	$0.34	$0.29	$0.62	$0.56
Diluted earnings per share	$0.33	$0.28	$0.61	$0.54
Weighted-average shares outstanding:
Basic	118.5	120.2	118.4	120.0
Diluted	122.0	124.4	121.9	124.2
Dividends declared per common share	$0.30	$0.27	$0.60	$0.54

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net earnings	$40.2	$34.7	$73.8	$67.2
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(5.4)	(11.4)	(17.0)	(15.9)
Net unrealized gains on available-for-sale securities, net of taxes of $(0.2) and $0.0 for the three months ended December 31, 2015 and 2014, respectively; and $0.2 and $0.0 for the six months ended December 31, 2015 and 2014, respectively	0.3	0.1	(0.3)	—
Pension and post-retirement liability adjustment, net of taxes of ($0.1) and $0.0 for the three months ended December 31, 2015 and 2014, respectively; and $(0.1) and $(0.1) for the six months ended December 31, 2015 and 2014, respectively	0.1	0.1	0.2	0.1
Total other comprehensive loss, net	(5.1)	(11.2)	(17.1)	(15.8)
Comprehensive income	$35.2	$23.5	$56.7	$51.4

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	December 31, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$305.1	$324.1
Accounts receivable, net of allowance for doubtful accounts of $4.2 and $3.8, respectively	409.8	444.5
Other current assets	113.3	92.8
Total current assets	828.2	861.4
Property, plant and equipment, net	106.0	97.3
Goodwill	975.4	970.5
Intangible assets, net	191.2	195.7
Other non-current assets	252.7	243.2
Total assets	$2,353.6	$2,368.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$113.0	$115.9
Accrued expenses and other current liabilities	248.0	320.4
Deferred revenues	67.5	72.6
Total current liabilities	428.4	508.9
Long-term debt	754.5	689.4
Deferred taxes	47.6	61.7
Deferred revenues	80.4	75.2
Other non-current liabilities	101.1	105.1
Total liabilities	1,412.0	1,440.3
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.5 and 154.5 shares, respectively; outstanding, 118.5 and 118.2 shares, respectively	1.6	1.6
Additional paid-in capital	884.0	855.5
Retained earnings	1,134.8	1,132.0
Treasury stock, at cost: 35.9 and 36.3 shares, respectively	(1,040.8)	(1,040.4)
Accumulated other comprehensive loss	(38.0)	(20.9)
Total stockholders’ equity	941.5	927.8
Total liabilities and stockholders’ equity	$2,353.6	$2,368.1

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended December 31,
	2015	2014
Cash Flows From Operating Activities
Net earnings	$73.8	$67.2
Adjustments to reconcile Net earnings to Net cash flows provided by operating activities:
Depreciation and amortization	25.8	24.0
Amortization of acquired intangibles	16.2	11.5
Amortization of other assets	12.5	15.3
Stock-based compensation expense	22.2	19.6
Deferred income taxes	(13.8)	(11.4)
Excess tax benefits from stock-based compensation awards	(5.5)	(10.6)
Other	4.3	4.8
Changes in operating assets and liabilities:
Current assets and liabilities:
Decrease in Accounts receivable, net	36.7	60.1
(Increase) decrease in Other current assets	(20.5)	7.7
Decrease in Accounts payable	(14.0)	(22.0)
Decrease in Accrued expenses and other current liabilities	(68.1)	(96.4)
Decrease in Deferred revenues	(6.3)	(3.8)
Non-current assets and liabilities:
Increase in Other non-current assets	(23.8)	(21.0)
Increase in Other non-current liabilities	3.2	25.8
Net cash flows provided by operating activities	42.6	70.8
Cash Flows From Investing Activities
Capital expenditures	(28.7)	(13.9)
Software purchases and capitalized internal use software	(8.2)	(1.9)
Equity method investment	(1.8)	(3.5)
Acquisitions, net of cash acquired	(13.3)	(31.6)
Net cash flows used in investing activities	(52.0)	(50.9)
Cash Flows From Financing Activities
Proceeds from Long-term debt	105.0	—
Repayments on Long-term debt	(40.0)	—
Excess tax benefits from stock-based compensation awards	5.5	10.6
Dividends paid	(67.4)	(57.6)
Purchases of Treasury stock	(10.6)	(25.1)
Proceeds from exercise of stock options	11.0	29.6
Payment of contingent consideration liabilities	(1.0)	—
Costs related to amendment of revolving credit facility	—	(1.9)
Net cash flows provided by (used in) financing activities	2.5	(44.4)
Effect of exchange rate changes on Cash and cash equivalents	(12.2)	(9.0)
Net change in Cash and cash equivalents	(19.0)	(33.5)
Cash and cash equivalents, beginning of period	324.1	347.6
Cash and cash equivalents, end of period	$305.1	$314.1
Supplemental disclosure of cash flow information:
Cash payments made for interest	$13.0	$11.7
Cash payments made for income taxes, net of refunds	$78.6	$42.0
Non-cash investing and financing activities:
Dividends payable	$3.6	$7.3
Property, plant and equipment	$3.1	$—
Acquisition related obligations	$2.2	$—
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

Broadridge’s mutual fund and retirement solutions are a full range of tools for mutual funds, exchange traded fund (“ETF”) providers, and asset management firms. They include data-driven technology solutions for data management, analytics, investment accounting, marketing and customer communications. In addition, Broadridge provides mutual fund trade processing services for retirement providers, third party administrators, financial advisors, banks and wealth management professionals through its subsidiary, Matrix Financial Solutions, Inc.
In November 2015, Broadridge acquired QED Financial Systems, Inc. ("QED"), a provider of investment accounting solutions that serves public sector institutional investors.

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

B. Consolidation and Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). These financial statements present the condensed consolidated position of the Company. These financial statements include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “2015 Annual Report”) filed on August 7, 2015 with the Securities and Exchange Commission (the “SEC”). These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at December 31, 2015 and June 30, 2015, the results of its operations for the three and six months ended December 31, 2015 and 2014, and its cash flows for the six months ended December 31, 2015 and 2014.
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
F. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, in accordance with Accounting Standards Codification Topic (“ASC”) No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after December 31, 2015, through the date of issuance of the Condensed Consolidated Financial Statements. During this period, the Company did not have any subsequent events for disclosure.
NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU No. 2016-01”), which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities.  This ASU will be effective for the Company beginning in our first quarter of fiscal year 2019. The pending adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU No. 2015-17”). The amendments in ASU No. 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. The amendments in ASU No. 2015-17 are effective for the Company in the first quarter of fiscal year 2018, applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The pending adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU No. 2015-16”), to require that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effects of any income adjustments calculated as if the accounting had been completed at the acquisition date. The Company has elected to early adopt ASU No. 2015-16 effective as of the beginning of the first quarter of fiscal year 2016 on a prospective basis for any new measurement period adjustments that occur during or subsequent to our first quarter of adoption. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for the Company in the first quarter of fiscal year 2017. The pending adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU No. 2015-05”). ASU No. 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU No. 2015-05 does not change the accounting for a customer's accounting for service contracts. Following adoption of ASU No. 2015-05, all software licenses within its scope will be accounted for consistent with other licenses of intangible assets.  ASU No. 2015-05 will be effective for the Company beginning in the first quarter of fiscal year 2017. The Company expects to adopt ASU No. 2015-05 prospectively to all arrangements entered into or materially modified after the effective date. The pending adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-9”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date,” which defers the effective date of ASU No. 2014-09 by one year, with an option that would permit companies to adopt the standard as early as the original effective date. As a result, ASU No. 2014- 09 will be effective for the Company as of the first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU No. 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU No. 2014-09. The Company is currently evaluating the impact of the pending adoption of ASU No. 2014-09 on its Consolidated Financial Statements.

NOTE 3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented.
Diluted EPS reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and shares of restricted stock units have vested.
The computation of diluted EPS did not include 0.1 million and 0.3 million options to purchase Broadridge common stock for the three months ended December 31, 2015, and 2014, respectively, and 0.5 million and 0.9 million options to purchase Broadridge common stock for the six months ended December 31, 2015, and 2014, respectively, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Weighted-average shares outstanding:
Basic	118.5	120.2	118.4	120.0
Common stock equivalents	3.5	4.2	3.5	4.2
Diluted	122.0	124.4	121.9	124.2
NOTE 4. NON-OPERATING EXPENSES, NET
Non-operating expenses, net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	($ in millions)
Interest expense on borrowings	$7.0	$6.2	$13.7	$12.4
Interest income	(0.5)	(0.8)	(1.0)	(1.4)
Foreign currency exchange gain (loss)	0.3	0.2	(0.1)	0.2
Losses from equity method investments	2.1	1.9	3.7	3.4
Non-Operating expenses, net	$8.9	$7.5	$16.3	$14.6
NOTE 5. ACQUISITIONS
Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Condensed Consolidated Balance Sheets as of the respective acquisition date based upon the estimated fair values at such date. The results of operations of the business acquired by the Company were included in the Company’s Condensed Consolidated Statements of Earnings since the respective date of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to Goodwill.
During the second quarter of fiscal year 2016, the Company acquired one business in the Investor Communication Solutions segment:
QED
In November 2015, the Company acquired QED, a provider of investment accounting solutions that serves public sector institutional investors. The aggregate purchase price was $15.5 million, consisting of $13.3 million of cash payments, $1.5 million of cash held in escrow for acquisition related liabilities that will be settled in the future, as well as a contingent consideration liability with an acquisition date fair value of $0.7 million that is payable over the next three years upon the achievement by the acquired business of certain revenue and earnings targets. The contingent consideration liability has a maximum potential pay-out of $3.5 million upon the achievement in full of the defined financial targets by the acquired business. The fair value of the contingent consideration liability at December 31, 2015 is $0.7 million. Net liabilities assumed in the transaction were $0.3 million. This acquisition resulted in $8.3 million of Goodwill. Intangible assets acquired, which totaled $7.5 million, consist primarily of customer relationships, which are being amortized over a seven-year life. The results of QED's operations were included in the Company’s Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q from the date of acquisition. The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of QED's assets and liabilities. Pro forma supplemental financial information is not provided as the impact of the acquisition on the Company’s operating results, financial position or cash flows was not material.
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
The following tables set forth the Company’s financial assets and liabilities at December 31, 2015 and June 30, 2015, respectively, that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$45.8	$—	$—	$45.8
Other current assets:
Available-for-sale securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale securities	31.6	—	1.1	32.7
Total assets as of December 31, 2015	$77.5	$—	$1.1	$78.6
Liabilities:
Contingent consideration obligations	—	—	14.4	14.4
Total liabilities as of December 31, 2015	$—	$—	$14.4	$14.4

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$65.5	$—	$—	$65.5
Other current assets:
Available-for-sale securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale securities	24.5	—	1.1	25.6
Total assets as of June 30, 2015	$90.1	$—	$1.1	$91.2
Liabilities:
Contingent consideration obligations	—	—	15.7	15.7
Total liabilities as of June 30, 2015	$—	$—	$15.7	$15.7
_____________

(1)	Money market funds include money market deposit account balances of $24.8 million and $34.0 million as of December 31, 2015 and June 30, 2015, respectively.
The following table sets forth an analysis of changes during the six months ended December 31, 2015 and 2014, respectively, in Level 3 financial assets of the Company:

	December 31, 2015	December 31, 2014
	($ in millions)
Beginning balance	$1.1	$1.1
Net realized/unrealized gains (losses)	—	—
Purchases	—	—
Transfers in (out) of Level 3	—	—
Ending balance	$1.1	$1.1
The Company did not incur any Level 3 fair value asset impairments during the six months ended December 31, 2015 and 2014, respectively.
The following table sets forth an analysis of changes during the six months ended December 31, 2015 and 2014, in Level 3 financial liabilities of the Company:

	December 31, 2015	December 31, 2014
	($ in millions)
Beginning balance	$15.7	$1.3
Additional contingent consideration incurred	0.7	1.1
Decrease in contingent consideration liability	(1.0)	—
Payments	(1.0)	—
Ending balance	$14.4	$2.4
Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.
NOTE 7. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	December 31, 2015	June 30, 2015
	($ in millions)
Deferred client conversion and start-up costs	$139.4	$137.1
Deferred data center costs	43.4	43.5
Long-term investments	38.5	33.3
Long-term broker fees	12.3	5.4
Other	19.1	23.9
Total	$252.7	$243.2

NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2015	June 30, 2015
	($ in millions)
Employee compensation and benefits	$115.5	$163.2
Accrued broker fees	36.9	63.4
Accrued taxes	20.8	28.5
Accrued dividend payable	35.0	31.4
Other	39.9	33.9
Total	$248.0	$320.4
NOTE 9. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	December 31, 2015	June 30, 2015	Unused Available Capacity
		($ in millions)
Long-term debt
Fiscal 2015 Revolving Credit Facility	August 2019	$230.0	$165.0	$520.0
Fiscal 2007 Senior Notes	June 2017	124.8	124.8	—
Fiscal 2014 Senior Notes	September 2020	399.6	399.6	—
Total debt		$754.5	$689.4	$520.0
Fiscal 2015 Revolving Credit Facility: On August 14, 2014, the Company entered into an amended and restated $750.0 million five-year revolving credit facility (the “Fiscal 2015 Revolving Credit Facility”), which replaced the $500.0 million five-year revolving credit facility entered into in September 2011 (the "Fiscal 2012 Revolving Credit Facility"). The Fiscal 2015 Revolving Credit Facility is comprised of a $670.0 million U.S. dollar tranche and an $80.0 million multicurrency tranche. At December 31, 2015, the Company had $230.0 million in outstanding borrowings and had unused available capacity of $520.0 million under the Fiscal 2015 Revolving Credit Facility. The weighted-average interest rate on the Fiscal 2015 Revolving

Credit Facility was 1.19% and 1.18%, respectively, for the three and six months ended December 31, 2015. The fair value of the variable-rate Fiscal 2015 Revolving Credit Facility borrowings at December 31, 2015 approximates carrying value.

Borrowings under the Fiscal 2015 Revolving Credit Facility initially bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2015 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, which totaled $0.2 million and $0.5 million for the three and six months ended December 31, 2015, respectively, and $0.3 million and $0.4 million for the three and six months ended December 31, 2014, respectively. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2015 Revolving Credit Facility. As of December 31, 2015, $1.7 million of debt issuance costs remain to be amortized (including $0.4 million of issuance costs from the Fiscal 2012 Revolving Credit Facility). Such costs are capitalized in Other non-current assets in the Condensed Consolidated Balance Sheets and are being amortized to Non-operating expenses, net on a straight-line basis, which approximates the effective interest method, over the term of this facility.

The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2015 Revolving Credit Facility at any time. The Fiscal 2015 Revolving Credit Facility is subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At December 31, 2015, the Company is in compliance with the financial covenants of the Fiscal 2015 Revolving Credit Facility.

  Fiscal 2007 Senior Notes: In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Fiscal 2007 Senior Notes”). The Fiscal 2007 Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Fiscal 2007 Senior Notes is payable semi-annually in arrears on June 1st and December 1st each year. The Fiscal 2007 Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Fiscal 2007 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At December 31, 2015, the Company is in compliance with the covenants of the indenture governing the Fiscal 2007 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2007 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2007 Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2007 Senior Notes. These costs have been capitalized and are being amortized to Non-operating expenses, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. As of December 31, 2015, $0.2 million of debt issuance costs remain to be amortized. During the fiscal year ended June 30, 2009, the Company purchased $125.0 million principal amount of the Fiscal 2007 Senior Notes (including $1.0 million unamortized bond discount) pursuant to a cash tender offer for such notes. The fair value of the fixed-rate Fiscal 2007 Senior Notes at December 31, 2015 and June 30, 2015 was $132.1 million and $135.8 million, respectively, based on quoted market prices, which represents a Level 1 financial liability (as defined in Note 6, “Fair Value of Financial Instruments”).
Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1st and September 1st each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At December 31, 2015, the Company is in compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to Non-operating expenses, net on a straight-line basis, which approximates the effective interest method, over the seven-year term. As of December 31, 2015, $2.8 million of debt issuance costs remain to be amortized. The fair value of the fixed-rate Fiscal 2014 Senior Notes at December 31, 2015 and June 30, 2015 was $413.0 million and $417.8 million based on quoted market prices, which represents a Level 1 financial liability (as defined in Note 6, “Fair Value of Financial Instruments”).
The Fiscal 2015 Revolving Credit Facility, Fiscal 2007 Senior Notes, and Fiscal 2014 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of December 31, 2015 and June 30, 2015, there were no outstanding borrowings under these lines of credit.

NOTE 10. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended December 31, 2015 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at October 1, 2015	7,471,570	$29.16	1,498,289	$34.75	473,645	$35.69
Granted	86,455	56.37	532,239	52.19	210,370	51.14
Exercise of stock options (a)	(370,001)	21.13	—	—	—	—
Vesting of restricted stock units	—	—	(549)	40.03	—	—
Expired/forfeited	(10,351)	36.97	(21,212)	41.42	—	—
Balances at December 31, 2015 (b)(c)	7,177,673	$29.89	2,008,767	$39.30	684,015	$40.44
____________

(a)	Stock options exercised during the period of October 1, 2015 through December 31, 2015 had an aggregate intrinsic value of $13.6 million.

(b)
As of December 31, 2015, the Company's outstanding vested and currently exercisable stock options using the December 31, 2015 closing stock price of $53.73 (approximately 4.0 million shares) had an aggregate intrinsic value of $119.6 million with a weighted-average exercise price of $23.82 and a weighted-average remaining contractual life of 4.7 years. The total of all stock options outstanding as of December 31, 2015 have a weighted-average remaining contractual life of 6.2 years.

(c)
As of December 31, 2015, time-based restricted stock units and performance-based restricted stock units expected to vest using the December 31, 2015 share price of $53.73 (approximately 1.9 million and 0.6 million shares, respectively) had an aggregate intrinsic value of $102.1 million and $34.7 million, respectively.

The activity related to the Company’s incentive equity awards for the six months ended December 31, 2015 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at July 1, 2015	7,673,947	$29.00	1,526,460	$34.51	547,865	$33.94
Granted	86,455	56.37	551,211	52.27	210,370	51.14
Exercise of stock options (a)	(520,211)	20.98	—	—	—	—
Vesting of restricted stock units	—	—	(549)	40.03	—	—
Expired/forfeited	(62,518)	31.60	(68,355)	36.93	(74,220)	22.75
Balances at December 31, 2015	7,177,673	$29.89	2,008,767	$39.30	684,015	$40.44
_____________

(a)	Stock options exercised during the period of July 1, 2015 through December 31, 2015 had an aggregate intrinsic value of $18.7 million.

The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company's common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $13.3 million and $11.2 million, as well as related tax benefits of $4.9 million and $4.2 million, was recognized for the three months ended December 31, 2015 and 2014, respectively. Stock-based compensation expense of $22.2 million and $19.6 million, as well as related tax benefits of $8.3 million and $7.4 million, was recognized for the six months ended December 31, 2015 and 2014, respectively.
As of December 31, 2015, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $11.1 million and $50.2 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.6 years and 1.8 years, respectively.
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
NOTE 11. INCOME TAXES
The Provision for income taxes and effective tax rates for the three and six months ended December 31, 2015 were $21.1 million and 34.4%, and $39.2 million and 34.7%, compared to $16.9 million and 32.8%, and $34.4 million and 33.9% for the three and six months ended December 31, 2014, respectively. The increase in the effective tax rate for the three months ended December 31, 2015, when compared to the prior year period, is due to (i) lower discrete tax benefits recognized for the three months ended December 31, 2015, primarily lower U.S. federal R&D tax credits, and (ii) a decrease in the percentage of lower taxed non-U.S. earnings as a percentage of total earnings before income taxes primarily as a result of weaker foreign currencies versus the U.S. dollar and U.S. based acquisitions. The increase in the effective tax rate for the six months ended December 31, 2015, when compared to the prior year period, is due to a decrease in the percentage of lower taxed non-U.S. earnings as a percentage of total earnings before income taxes primarily as a result of weaker foreign currencies versus the U.S. dollar and U.S. based acquisitions.

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
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at December 31, 2015 are $481.1 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company's technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at December 31, 2015 are $37.3 million through fiscal year 2024, the final year of the contract.

In July 2014, the Company entered into an agreement providing for a capital commitment of $7.5 million to be made by the Company into an equity method investment. During fiscal year 2015, the Company contributed $7.5 million to this investment. In June 2015, the Company entered into an agreement to provide an additional capital commitment of $1.8 million to this investment through December 31, 2015. The Company contributed $1.8 million to this investment during the six months ended December 31, 2015, and has no remaining commitment at December 31, 2015.
In December 2015, the Company and Computer Associates, Inc. (“CA”) entered into a Mainframe Software License agreement extension (“the CA Software License Agreement”), under which CA provides software that the Company uses in support of its data center operations. The CA Software License Agreement expires in March 2021. Commitments remaining under this agreement at December 31, 2015 are $38.5 million through fiscal year 2021, the final year of the contract.
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at December 31, 2015 or at June 30, 2015.
In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
Our business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), a wholly-owned indirect subsidiary, which is a broker-dealer registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”), which requires BBPO to maintain a minimum net capital amount that is not material to the Company's financial position. At December 31, 2015, BBPO was in compliance with this capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires that BBPO maintain a minimum net capital amount that is not material to the Company's financial position. At December 31, 2015, BBPO was in compliance with this capital requirement.
In addition, MG Trust Company, a wholly-owned indirect subsidiary, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. As a result, MG Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and other state regulators where it does business, as well as the National Securities Clearing Corporation. Specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met, which are not material to the Company's financial position. At December 31, 2015, MG Trust Company was in compliance with its capital requirements.

NOTE 13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three months ended December 31, 2015, and 2014, respectively:

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at October 1, 2015	$(28.0)	$1.4	$(6.3)	$(32.9)
Other comprehensive income/(loss) before reclassifications	(5.4)	0.3	—	(5.1)
Amounts reclassified from accumulated other comprehensive income	—	—	0.1	0.1
Balances at December 31, 2015	$(33.5)	$1.7	$(6.2)	$(38.0)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at October 1, 2014	$9.1	$1.8	$(5.2)	$5.7
Other comprehensive income/(loss) before reclassifications	(11.4)	0.1	—	(11.3)
Amounts reclassified from accumulated other comprehensive income	—	—	0.1	0.1
Balances at December 31, 2014	$(2.3)	$1.9	$(5.1)	$(5.5)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the six months ended December 31, 2015, and 2014, respectively:

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at July 1, 2015	$(16.6)	$2.0	$(6.3)	$(20.9)
Other comprehensive loss before reclassifications	(17.0)	(0.3)	—	(17.3)
Amounts reclassified from accumulated other comprehensive income	—	—	0.2	0.2
Balances at December 31, 2015	$(33.5)	$1.7	$(6.2)	$(38.0)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at July 1, 2014	$13.6	$1.9	$(5.2)	$10.3
Other comprehensive loss before reclassifications	(15.9)	—	—	(15.9)
Amounts reclassified from accumulated other comprehensive income	—	—	0.1	0.1
Balances at December 31, 2014	$(2.3)	$1.9	$(5.1)	$(5.5)
The following table summarizes the reclassifications out of accumulated other comprehensive income/(loss):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	($ in millions)
Pension and Post-retirement liabilities:
Amortization of loss reclassified into Selling, general and administrative expenses	$0.1	$0.1	$0.3	$0.2
Tax income	(0.1)	—	(0.1)	(0.1)
Amortization of loss net of tax	$0.1	$0.1	$0.2	$0.1
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
Segment results:

	Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	($ in millions)
Investor Communication Solutions	$471.7	$403.9	$901.4	$798.3
Global Technology and Operations	180.3	174.3	357.0	336.9
Foreign currency exchange	(13.0)	(3.6)	(24.7)	(4.8)
Total	$638.9	$574.6	$1,233.7	$1,130.4

	Earnings (Loss) before Income Taxes
	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	($ in millions)
Investor Communication Solutions	$46.1	$34.7	$80.0	$72.4
Global Technology and Operations	29.4	32.2	59.8	58.1
Other	(15.7)	(19.3)	(29.6)	(37.1)
Foreign currency exchange	1.5	4.0	2.8	8.2
Total	$61.3	$51.6	$113.0	$101.6

* * * * * * *

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our mutual fund and retirement solutions are a full range of tools for mutual funds, exchange traded fund (“ETF”) providers, and asset management firms. They include data-driven technology solutions for data management, analytics, investment accounting, marketing and customer communications. In addition, we provide mutual fund trade processing services for retirement providers, third party administrators, financial advisors, banks and wealth management professionals through our subsidiary, Matrix Financial Solutions, Inc.
In November 2015, Broadridge acquired QED Financial Systems, Inc. ("QED"), a provider of investment accounting solutions that serves public sector institutional investors.
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

Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and six months ended December 31, 2015 compared to the three and six months ended December 31, 2014. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the six months ended December 31, 2015, mutual fund proxy fee revenues were 46% higher than the six months ended December 31, 2014. During fiscal year 2015, mutual fund proxy fee revenues were 2% lower than the prior fiscal year while during fiscal years 2014 and 2013, mutual fund proxy revenues were 31% and 54% higher, respectively, than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
Distribution revenues primarily include revenues related to the physical mailing of proxy materials, interim communications, transaction reporting, and fulfillment services as well as Matrix Financial Solutions, Inc. ("Matrix") administrative services.
Distribution cost of revenues consists primarily of postage-related expenses incurred in connection with our Investor Communication Solutions segment, as well as Matrix administrative services expenses. These costs are reflected in Cost of Revenues.
Closed sales represent the expected recurring annual revenue for new client contracts that were signed by Broadridge during the periods referenced. These types of sales were previously described by the Company as recurring revenue closed sales. Closed sales are a key indicator of Broadridge's expected future revenue growth. The amount of the closed sale is an estimate of annual revenues based on client volumes or activity, it excludes distribution revenues. The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as closed sales. Larger closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment.
The Company tracks actual revenues achieved during the first year that the client contract is fully implemented and compares this to the amount that was included in the Company’s previously reported closed sales amount. The Company adjusts the current year closed sales amount for differences between the prior years' reported closed sales amount and the actual revenues achieved in the first year of the applicable contract. Closed sales were adjusted by $(8.4) million and $0.9 million for the three months ended December 31, 2015 and 2014, respectively. Closed sales were adjusted by $(10.3) million and $(0.5) million for the six months ended December 31, 2015 and 2014, respectively.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended December 31, 2015 versus Three Months Ended December 31, 2014
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended December 31, 2015 and 2014, and the dollar and percentage changes between periods:

	Three Months Ended December 31,
			Change
	2015	2014	$	%
	($ in millions, except per share amounts)
Revenues	$638.9	$574.6	$64.3	11
Cost of revenues	464.5	414.0	50.5	12
Selling, general and administrative expenses	104.2	101.5	2.7	3
Total operating expenses	568.7	515.5	53.2	10
Operating income	70.2	59.1	11.1	19
Margin	11.0%	10.3%		0.7	pts
Non-operating expenses, net	8.9	7.5	1.4	19
Earnings before income taxes	61.3	51.6	9.7	19
Provision for income taxes	21.1	16.9	4.2	25
Effective tax rate	34.4%	32.8%		1.6	pts
Net earnings	$40.2	$34.7	$5.5	16
Basic earnings per share	$0.34	$0.29	$0.05	17
Diluted earnings per share	$0.33	$0.28	$0.05	18
Six Months Ended December 31, 2015 versus Six Months Ended December 31, 2014
The table below presents Condensed Consolidated Statements of Earnings data for the six months ended December 31, 2015 and 2014, and the dollar and percentage changes between periods:

	Six Months Ended December 31,
			Change
	2015	2014	$	%
	($ in millions, except per share amounts)
Revenues	$1,233.7	$1,130.4	$103.3	9
Cost of revenues	903.1	820.5	82.6	10
Selling, general and administrative expenses	201.3	193.7	7.6	4
Total operating expenses	1,104.4	1,014.2	90.2	9
Operating income	129.3	116.2	13.1	11
Margin	10.5%	10.3%		0.2	pts
Non-operating expenses, net	16.3	14.6	1.7	12
Earnings before income taxes	113.0	101.6	11.4	11
Provision for income taxes	39.2	34.4	4.8	14
Effective tax rate	34.7%	33.9%		0.8	pts
Net earnings	$73.8	$67.2	$6.6	10
Basic earnings per share	$0.62	$0.56	$0.06	11
Diluted earnings per share	$0.61	$0.54	$0.07	13

Three Months Ended December 31, 2015 versus Three Months Ended December 31, 2014
Revenues. Revenues for the three months ended December 31, 2015 were $638.9 million, an increase of $64.3 million, or 11%, compared to $574.6 million for the three months ended December 31, 2014. The $64.3 million increase was driven by: (i) higher recurring fee revenues of $28.8 million, or 8% increase; (ii) higher distribution revenues of $25.6 million, or 15% increase; and (iii) higher event-driven fee revenues of $19.4 million, or 52%, partially offset by (iv) fluctuations in foreign currency denominated revenues that negatively impacted revenues by $9.4 million. The higher recurring fee revenues of $28.8 million reflected contributions from acquisitions (5pts) and gains from Net New Business (4pts), partially offset by negative internal growth (-1pt). The higher distribution revenues of $25.6 million include $11.9 million from acquisitions.
Closed sales for the three months ended December 31, 2015 were $48.5 million, a decrease of $0.1 million, compared to $48.6 million for the three months ended December 31, 2014. The closed sales for the three months ended December 31, 2015 were consistent with the strong performance from the prior year, which was a record amount for the three month period ended December 31.
Total Operating Expenses. Total operating expenses for the three months ended December 31, 2015 were $568.7 million, an increase of $53.2 million, or 10%, compared to $515.5 million for the three months ended December 31, 2014. Cost of revenues were higher by $50.5 million, or 12%, and Selling, general and administrative expenses were higher by $2.7 million, or 3%.
Cost of revenues for the three months ended December 31, 2015 were $464.5 million, an increase of $50.5 million, or 12%, compared to $414.0 million for the three months ended December 31, 2014. The increase primarily reflects: (i) higher distribution cost of revenues of $21.2 million driven by the increase in distribution revenues; (ii) higher costs related to acquisitions of $14.4 million; and (iii) higher operating expenses driven mostly by the increase in recurring and event-driven fee revenues, partially offset by (iv) fluctuations in foreign currency exchange rates that decreased cost of fee revenues by $7.0 million. The higher distribution cost of revenues of $21.2 million includes $11.9 million from acquisitions.
Selling, general and administrative expenses for the three months ended December 31, 2015 were $104.2 million, an increase of $2.7 million, or 3%, compared to $101.5 million for the three months ended December 31, 2014. The increase was primarily due to: (i) higher costs related to acquisitions of $5.4 million; and (ii) higher selling and marketing expenses of $0.6 million, partially offset by (iii) lower professional services fees of $4.4 million.
Operating income. Operating income for the three months ended December 31, 2015 was $70.2 million, an increase of $11.1 million, or 19%, compared to $59.1 million for the three months ended December 31, 2014. The increase is due to higher revenues, partially offset by higher operating expenses including $2.3 million of increased amortization from acquired intangibles. Operating income margins increased to 11.0% for the three months ended December 31, 2015, compared to 10.3% for the three months ended December 31, 2014.
Non-operating expenses, net. Non-operating expenses, net for the three months ended December 31, 2015 were $8.9 million, an increase of $1.4 million, or 19%, compared to $7.5 million for the three months ended December 31, 2014, primarily due to an increase in interest expense from higher borrowings related to our revolving credit facility.
Earnings before Income Taxes. Earnings before income taxes for the three months ended December 31, 2015 were $61.3 million, an increase of $9.7 million, or 19%, compared to $51.6 million for the three months ended December 31, 2014. The increase is due to higher revenues, partially offset by higher operating and non-operating expenses.
Provision for Income Taxes. The Provision for income taxes and effective tax rates for the three months ended December 31, 2015 were $21.1 million and 34.4%, compared to $16.9 million and 32.8% for the three months ended December 31, 2014. The increase in the effective tax rate is due to: (i) lower discrete tax benefits recognized for the three months ended December 31, 2015, primarily lower U.S. federal R&D tax credits, and (ii) a decrease in the percentage of lower taxed non-U.S. earnings as a percentage of total earnings before income taxes primarily as a result of weaker foreign currencies versus the U.S. dollar, and U.S. based acquisitions.
Net Earnings and Basic and Diluted Earnings per Share. Net earnings for the three months ended December 31, 2015 were $40.2 million, an increase of $5.5 million, or 16%, compared to $34.7 million for the three months ended December 31, 2014. The increase was primarily driven by the impact of higher revenues as discussed above.

Basic and Diluted earnings per share for the three months ended December 31, 2015 were $0.34 and $0.33, an increase of $0.05 and $0.05, or 17% and 18%, respectively, compared to $0.29 and $0.28 for the three months ended December 31, 2014, respectively.
Six Months Ended December 31, 2015 versus Six Months Ended December 31, 2014
Revenues. Revenues for the six months ended December 31, 2015 were $1,233.7 million, an increase of $103.3 million, or 9%, compared to $1,130.4 million for the six months ended December 31, 2014. The $103.3 million increase was driven by: (i) higher recurring fee revenues of $63.2 million, or 9% increase; (ii) higher distribution revenues of $37.5 million, or 11% increase; and (iii) higher event-driven fee revenues of $22.5 million, or 31%, partially offset by (iv) fluctuations in foreign currency denominated revenues that negatively impacted revenues by $19.9 million. The higher recurring fee revenues of $63.2 million reflected contributions from acquisitions (4pts) and gains from Net New Business (4pts). The higher distribution revenues of $37.5 million include $18.9 million from acquisitions.
Closed sales for the six months ended December 31, 2015 were $65.7 million, a decrease of $15.2 million, or 19%, compared to $80.9 million for the six months ended December 31, 2014. The decrease is the result of two large sales that were signed during the three month period ended September 30, 2014 which elevated the prior period total. The $65.7 million of closed sales for the six months ended December 31, 2015 were consistent with management's expectations for the period.
Total Operating Expenses. Total operating expenses for the six months ended December 31, 2015 were $1,104.4 million, an increase of $90.2 million, or 9%, compared to $1,014.2 million for the six months ended December 31, 2014. Cost of revenues were higher by $82.6 million, or 10%, and Selling, general and administrative expenses were higher by $7.6 million, or 4%.
Cost of revenues for the six months ended December 31, 2015 were $903.1 million, an increase of $82.6 million, or 10%, compared to $820.5 million for the six months ended December 31, 2014. The increase primarily reflects: (i) higher distribution cost of revenues of $31.8 million driven by the increase in distribution revenues; (ii) higher cost of fee revenues related to acquisitions of $27.0 million; and (iii) higher operating expenses driven mostly by the increase in recurring and event-driven fee revenues, partially offset by (iv) fluctuations in foreign currency exchange rates that decreased cost of fee revenues by $14.6 million. The higher distribution cost of revenues of $31.8 million includes $18.9 million from acquisitions.
Selling, general and administrative expenses for the six months ended December 31, 2015 were $201.3 million, an increase of $7.6 million, or 4%, compared to $193.7 million for the six months ended December 31, 2014. The increase was primarily due to: (i) higher costs related to acquisitions of $10.0 million and (ii) higher selling and marketing expenses of $2.0 million, partially offset by (iii) lower professional services fees of $6.2 million.
Operating income. Operating income for the six months ended December 31, 2015 was $129.3 million, an increase of $13.1 million, or 11%, compared to $116.2 million for the three months ended December 31, 2014. The increase is due to higher revenues, partially offset by higher operating expenses including $4.6 million of increased amortization from acquired intangibles. Operating income margins increased to 10.5% for the six months ended December 31, 2015, compared to 10.3% for the six months ended December 31, 2014.
Non-operating expenses, net. Non-operating expenses, net for the six months ended December 31, 2015 were $16.3 million, an increase of $1.7 million, or 12%, compared to $14.6 million for the six months ended December 31, 2014, primarily due to an increase in interest expense from higher borrowings related to our revolving credit facility.
Earnings before Income Taxes. Earnings before income taxes for the six months ended December 31, 2015 were $113.0 million, an increase of $11.4 million, or 11%, compared to $101.6 million for the six months ended December 31, 2014. The increase is primarily due to higher revenues, partially offset by higher operating and non-operating expenses.
Provision for Income Taxes. The Provision for income taxes and effective tax rates for the six months ended December 31, 2015 were $39.2 million and 34.7%, compared to $34.4 million and 33.9% for the six months ended December 31, 2014. The increase in the effective tax rate is due to a decrease in the percentage of lower taxed non-U.S. earnings as a percentage of total earnings before income taxes primarily as a result of weaker foreign currencies versus the U.S. dollar, and U.S. based acquisitions.
Net Earnings and Basic and Diluted Earnings per Share. Net earnings for the six months ended December 31, 2015 were $73.8 million, an increase of $6.6 million, or 10%, compared to $67.2 million for the six months ended December 31, 2014. The increase was primarily driven by the impact of higher revenues as discussed above.

Basic and Diluted earnings per share for the six months ended December 31, 2015 were $0.62 and $0.61, increase of $0.06 and $0.07, or 11% and 13%, respectively, compared to $0.56 and $0.54 for the six months ended December 31, 2014, respectively.
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
Revenues

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2015	2014	$	%	2015	2014	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$471.7	$403.9	$67.8	17	$901.4	$798.3	$103.1	13
Global Technology and Operations	180.3	174.3	6.0	3	357.0	336.9	20.1	6
Foreign currency exchange	(13.0)	(3.6)	(9.4)	*	(24.7)	(4.8)	(19.9)	*
Total	$638.9	$574.6	$64.3	11	$1,233.7	$1,130.4	$103.3	9

* Not Meaningful
Earnings (Loss) Before Income Taxes

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2015	2014	$	%	2015	2014	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$46.1	$34.7	$11.4	33	$80.0	$72.4	$7.6	10
Global Technology and Operations	29.4	32.2	(2.8)	(9)	59.8	58.1	1.7	3
Other	(15.7)	(19.3)	3.6	19	(29.6)	(37.1)	7.5	20
Foreign currency exchange	1.5	4.0	(2.5)	(63)	2.8	8.2	(5.4)	(66)
Total	$61.3	$51.6	$9.7	19	$113.0	$101.6	$11.4	11

Investor Communication Solutions

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2015	2014	$	%	2015	2014	$	%
	($ in millions)				($ in millions)
Recurring fee revenues	$218.6	$195.8	$22.8	12	$434.5	$391.4	$43.1	11
Event-driven fee revenues	56.9	37.5	19.4	52	94.9	72.4	22.5	31
Distribution revenues	196.2	170.6	25.6	15	372.0	334.5	37.5	11
Total	$471.7	$403.9	$67.8	17	$901.4	$798.3	$103.1	13
Revenues. Investor Communication Solutions segment’s Revenues for the three months ended December 31, 2015 were $471.7 million, an increase of $67.8 million, or 17%, compared to $403.9 million for the three months ended December 31, 2014. The increase was attributable to higher recurring fee revenues of $22.8 million, higher event-driven fee revenues of $19.4 million and higher distribution revenues of $25.6 million.
Higher recurring fee revenues of 12% were driven by: (i) contributions from our recent acquisitions (8pts); and (ii) Net New Business primarily driven by increases in revenues from closed sales (5pts), which were partially offset by (iii) negative internal growth as a result of lower fund fulfillment revenues (-1pt). Position growth compared to the same period in the prior year, which is a component of internal growth, was 4% for mutual fund interims and 4% for annual equity proxy communications. Higher event-driven fee revenues were the result of increased mutual fund proxy and corporate actions communications activity.
Investor Communication Solutions segment’s Revenues for the six months ended December 31, 2015 were $901.4 million, an increase of $103.1 million, or 13%, compared to $798.3 million for the six months ended December 31, 2014. The increase was attributable to higher recurring fee revenues of $43.1 million, higher event-driven fee revenues of $22.5 million and higher distribution revenues of $37.5 million.
Higher recurring fee revenues of 11% were driven by: (i) contributions from our recent acquisitions (7pts); and (ii) Net New Business primarily driven by increases in revenues from closed sales (4pts), which were partially offset by (iii) negative internal growth as a result of lower fund fulfillment and transaction reporting revenues (-1pt). Position growth compared to the same period in the prior year, which is a component of internal growth, was 5% for mutual fund interims and 2% for annual equity proxy communications. Although these indicators were positive, the first six months’ results are not necessarily indicative of our full-year results due to the seasonality of our business. Higher event-driven fee revenues were the result of increased mutual fund proxy and corporate actions communications activity.
Earnings before Income Taxes. Earnings before income taxes for the three months ended December 31, 2015 were $46.1 million, an increase of $11.4 million, or 33%, compared to $34.7 million for the three months ended December 31, 2014. Pre-tax margins increased by 1.2 percentage points to 9.8% primarily due to earnings from higher event-driven fee revenues more than offsetting higher operating expenses.
Earnings before income taxes for the six months ended December 31, 2015 were $80.0 million, an increase of $7.6 million, or 10%, compared to $72.4 million for the six months ended December 31, 2014. Pre-tax margins decreased by 0.2 percentage points to 8.9% primarily due to (i) higher operating expenses, and (ii) incremental operating and intangible amortization costs related to acquisitions, partially offset by (iii) earnings from higher recurring and event driven revenues.
Global Technology and Operations
Revenues. Global Technology and Operations segment’s Revenues for the three months ended December 31, 2015 were $180.3 million, an increase of $6.0 million, or 3%, compared to $174.3 million for the three months ended December 31, 2014. The increase was attributable to: (i) higher Net New Business primarily driven by increases in revenues from closed sales (3pts), and (ii) contributions from a recent acquisition (1pt), partially offset by (iii) negative internal growth (-1pt) due to contract renewals and lower trade activity levels partially offset by increased non-trade activity levels.
Global Technology and Operations segment’s Revenues for the six months ended December 31, 2015 were $357.0 million, an increase of $20.1 million, or 6%, compared to $336.9 million for the six months ended December 31, 2014. The increase was attributable to: (i) higher Net New Business primarily driven by increases in revenues from closed sales (3pts); (ii) higher internal growth from higher non-trade activity levels (1pt), and (iii) contributions from a recent acquisition (1pt).
Earnings before Income Taxes. Earnings before income taxes for the three months ended December 31, 2015 were $29.4 million, a decrease of $2.8 million, or 9%, compared to $32.2 million for the three months ended December 31, 2014. Pre-tax margins decreased by 2.2 percentage points to 16.3% primarily as a result of negative internal growth and acquired intangible amortization and incremental operating costs related to a recent acquisition.
Earnings before income taxes for the six months ended December 31, 2015 were $59.8 million, an increase of $1.7 million, or 3%, compared to $58.1 million for the six months ended December 31, 2014. Pre-tax margins decreased by 0.5 percentage points to 16.7% primarily due to acquired intangible amortization and incremental operating costs related to a recent acquisition.
Other
Loss before Income Taxes. Loss before income taxes was $15.7 million for the three months ended December 31, 2015, a decrease of $3.6 million, compared to $19.3 million for the three months ended December 31, 2014. The decreased loss was mainly due to lower compensation expenses and lower acquisition related expenses, partially offset by an increase in interest expense.
Loss before income taxes was $29.6 million, a decrease of $7.5 million, compared to $37.1 million for the six months ended December 31, 2014. The decreased loss was mainly due to lower compensation expenses, partially offset by an increase in interest expense.
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

Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	($ in millions)
Adjusted Operating income (Non-GAAP)	$79.7	$66.9	$148.2	$130.4
Adjustment:
Acquisition Amortization and Other Costs	(9.5)	(7.9)	(18.9)	(14.3)
Operating income (GAAP)	$70.2	$59.1	$129.3	$116.2

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	($ in millions)
Adjusted Net earnings (Non-GAAP)	$46.5	$39.9	$86.1	$76.6
Adjustment:
Acquisition Amortization and Other Costs	(9.5)	(7.9)	(18.9)	(14.3)
Tax impact of adjustment	3.3	2.6	6.6	4.8
Net earnings (GAAP)	$40.2	$34.7	$73.8	$67.2

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Adjusted Diluted earnings per share (Non-GAAP)	$0.38	$0.32	$0.71	$0.62
Adjustment:
Acquisition Amortization and Other Costs	(0.08)	(0.06)	(0.16)	(0.11)
Tax impact of adjustment	0.03	0.02	0.05	0.04
Diluted earnings per share (GAAP)	$0.33	$0.28	$0.61	$0.54

	Six Months Ended December 31,
	2015	2014
	($ in millions)
Free cash flows (Non-GAAP)	$5.7	$55.0
Capital expenditures, software purchases and capitalized internal use software	36.9	15.8
Net cash flows provided by operating activities (GAAP)	$42.6	$70.8
Financial Condition, Liquidity and Capital Resources
At December 31, 2015, Cash and cash equivalents were $305.1 million and Total stockholders’ equity was $941.5 million. At December 31, 2015, working capital was $399.8 million, compared to $352.5 million at June 30, 2015. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash and cash equivalents, short-term investments and borrowings to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
As of December 31, 2015, $208.0 million of the $305.1 million of Cash and cash equivalents were held by our foreign subsidiaries, and $46.0 million of Cash and cash equivalents were held by regulated entities. We expect existing domestic cash and cash equivalents, short-term investments, borrowings available under credit facilities and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash and cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our current plans do not demonstrate a need to repatriate them to fund our U.S. operations, as we consider these funds to be permanently reinvested outside the U.S.
The Company has a $750.0 million five-year revolving credit facility (the “Fiscal 2015 Revolving Credit Facility”), which is comprised of a $670.0 million U.S. dollar tranche and an $80.0 million multicurrency tranche. Borrowings under the Fiscal 2015 Revolving Credit Facility bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2015 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, which totaled $0.2 million and $0.5 million for the three and six months ended December 30, 2015, respectively, and $0.3 million and $0.4 million for the three and six months ended December 31, 2014, respectively. As of December 31, 2015, the Company had $230.0 million outstanding borrowings and had unused available capacity of $520.0 million under the Fiscal 2015 Revolving Credit Facility. The facility is scheduled to expire in August 2019.
At December 31, 2015, the carrying value of the Company’s outstanding Long-term debt was $754.5 million, consisting of: (i) borrowings on the Fiscal 2015 Revolving Credit Facility of $230.0 million, (ii) senior notes of $124.8 million ($125.0 million principal amount less $0.2 million bond discount) due June 2017, and (iii) senior notes of $399.6 million ($400.0 million principal amount less $0.4 million bond discount) due September 2020. The Fiscal 2015 Revolving Credit Facility and the senior notes are senior unsecured obligations of the Company and are ranked equally in right of payment. Interest on the senior notes due 2017 is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%. Interest on the senior notes due 2020 is payable semiannually on March 1st and September 1st each year based on a fixed per annum rate equal to 3.95%.
Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain ratios.
Cash Flows
Net cash flows provided by operating activities were $42.6 million for the six months ended December 31, 2015 compared to $70.8 million in Net cash flows provided by operating activities during the six months ended December 31, 2014. The decrease in cash provided by operating activities of $28.2 million is primarily due to the receipt by a Canadian subsidiary of a $26.1 million tax refund in the six months ended December 31, 2014 that resulted from the prior settlement and execution of the Advanced Pricing Agreement with the Internal Revenue Service and the Canadian Revenue Authority.
Free cash flows provided by operating activities were $5.7 million for the six months ended December 31, 2015 compared to $55.0 million in Free cash flows provided by operating activities during the six months ended December 31, 2014. The decrease of $49.3 million was driven by a decrease in Net cash flows provided by operating activities of $28.2 million for the six months ended December 31, 2015 compared to the six months ended December 31, 2014, coupled with increased capital expenditures, software purchases and capitalized internal use software of $21.1 million for the six months ended December 31, 2015 compared to the six months ended December 31, 2014.
Net cash flows used in investing activities for the six months ended December 31, 2015 were $52.0 million, an increase of $1.1 million compared to $50.9 million in Net cash flows used in investing activities for the six months ended December 31, 2014. The increase primarily reflects higher capital expenditures and software purchases of $21.1 million partially offset by lower spending of $18.3 million on acquisitions during the six months ended December 31, 2015 compared to the six months ended December 31, 2014.
Net cash flows provided by financing activities for the six months ended December 31, 2015 were $2.5 million, an increase of $46.9 million compared to $44.4 million in Net cash flows used in financing activities for the six months ended December 31, 2014. The increase in cash provided in the six months ended December 31, 2015 is primarily due to an increase in net proceeds from borrowings on the revolving credit facility of $65.0 million coupled with a decrease in the repurchases of common stock of $14.5 million, partially offset by a decrease of $18.6 million in proceeds from the exercise of stock options, a decrease of $5.1 million in excess tax benefits from the issuance of stock-based compensation awards in the current year period compared to the prior year and a $9.8 million increase in dividend payments in the current year period compared to the prior year.
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
Income Taxes
Our effective tax rates for the three and six months ended December 31, 2015 were 34.4% and 34.7%, respectively, compared to 32.8% and 33.9% for the three and six months ended December 31, 2014, respectively.
The increase in the effective tax rate for the three months ended December 31, 2015 is due to (i) lower discrete tax benefits recognized for the three months ended December 31, 2015, primarily lower U.S. federal R&D tax credits, and (ii) a decrease in the percentage of lower taxed non-U.S. earnings as a percentage of total earnings before income taxes primarily as a result of weaker foreign currencies versus the U.S. dollar, and U.S. based acquisitions.
The increase in the effective tax rate for the six months ended December 31, 2015 is due to a decrease in the percentage of lower taxed non-U.S. earnings as a percentage of total earnings before income taxes primarily as a result of weaker foreign currencies versus the U.S. dollar, and U.S. based acquisitions.
Contractual Obligations
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at December 31, 2015 are $481.1 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company's business process outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at December 31, 2015 are $37.3 million through fiscal year 2024, the final year of the contract.
In July 2014, the Company entered into an agreement providing for a capital commitment of $7.5 million to be made by the Company into an equity method investment. During fiscal year 2015, the Company contributed $7.5 million to this investment. In June 2015, the Company entered into an agreement to provide an additional capital commitment of $1.8 million to this investment through December 31, 2015. The Company contributed $1.8 million to this investment during the six months ended December 31, 2015, and has no remaining commitment at December 31, 2015.
In December 2015, the Company and Computer Associates, Inc. ("CA") entered into a Mainframe Software License agreement extension ("the CA Software License Agreement"), under which CA provides software that the Company uses in support of its data center operations. The CA Software License Agreement expires in March 2021. Commitments remaining under this agreement at December 31, 2015 are $38.5 million through fiscal year 2021, the final year of the contract.

Other Commercial Agreements
At December 31, 2015, the Company had $230.0 million of outstanding borrowings and unused available capacity of $520.0 million under the Fiscal 2015 Revolving Credit Facility.
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at December 31, 2015.
Off-balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at December 31, 2015 or at June 30, 2015. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.
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
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2015 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our second fiscal quarter ended December 31, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans
October 1, 2015 - October 31, 2015	—	$—	—	9,981,704
November 1, 2015 - November 30, 2015	117,500	57.00	117,500	9,864,204
December 1, 2015 - December 31, 2015	16,596	54.12	16,410	9,847,794
Total	134,096	$56.64	133,910
_____________
(1) Includes 186 shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2) During the fiscal quarter ended December 31, 2015, the Company repurchased 133,910 shares of common stock at an average price per share of $56.65. At December 31, 2015, the Company had 9,847,794 shares available for repurchase under its share repurchase program. The share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and six months ended December 31, 2015 and 2014, (ii) condensed consolidated statements of comprehensive income for the three and six months ended December 31, 2015 and 2014, (iii) condensed consolidated balance sheets as of December 31, 2015 and June 30, 2015, (iv) condensed consolidated statements of cash flows for the six months ended December 31, 2015 and 2014, and (v) the notes to the condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: February 4, 2016	By:	/s/ James M. Young
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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and six months ended December 31, 2015 and 2014, (ii) condensed consolidated statements of comprehensive income for the three and six months ended December 31, 2015 and 2014, (iii) condensed consolidated balance sheets as of December 31, 2015 and June 30, 2015, (iv) condensed consolidated statements of cash flows for the six months ended December 31, 2015 and 2014, and (v) the notes to the condensed consolidated financial statements.