Form 10-Q
period 2016-03-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2016-05-05
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 29, 2016 was 118,215,334.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenues	$688.8	$634.2	$1,922.5	$1,764.6
Operating expenses:
Cost of revenues	486.5	452.6	1,389.6	1,273.1
Selling, general and administrative expenses	101.7	92.6	303.0	286.3
Total operating expenses	588.2	545.2	1,692.6	1,559.4
Operating income	100.6	89.0	229.9	205.2
Non-operating expenses, net	7.2	7.1	23.5	21.7
Earnings before income taxes	93.4	81.9	206.4	183.5
Provision for income taxes	29.7	27.9	68.9	62.3
Net earnings	$63.7	$54.0	$137.4	$121.2
Basic earnings per share	$0.54	$0.45	$1.16	$1.01
Diluted earnings per share	$0.52	$0.43	$1.13	$0.97
Weighted-average shares outstanding:
Basic	118.2	120.6	118.3	120.2
Diluted	121.7	125.0	121.8	124.4
Dividends declared per common share	$0.30	$0.27	$0.90	$0.81

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net earnings	$63.7	$54.0	$137.4	$121.2
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(9.4)	(16.7)	(26.3)	(32.6)
Net unrealized losses on available-for-sale securities, net of taxes of $1.4 and $0.0 for the three months ended March 31, 2016 and 2015, respectively; and $1.6 and $0.0 for the nine months ended March 31, 2016 and 2015, respectively	(0.4)	—	(0.7)	—
Pension and post-retirement liability adjustment, net of taxes of $(0.1) and $(0.1) for the three months ended March 31, 2016 and 2015, respectively; and $(0.2) and $(0.2) for the nine months ended March 31, 2016 and 2015, respectively	0.1	—	0.2	0.1
Total other comprehensive loss, net	(9.7)	(16.7)	(26.8)	(32.5)
Comprehensive income	$54.0	$37.3	$110.7	$88.7

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$354.4	$324.1
Accounts receivable, net of allowance for doubtful accounts of $3.2 and $3.8, respectively	503.8	444.5
Other current assets	145.6	92.8
Total current assets	1,003.8	861.4
Property, plant and equipment, net	108.2	97.3
Goodwill	973.3	970.5
Intangible assets, net	181.6	195.7
Other non-current assets	257.0	243.2
Total assets	$2,524.0	$2,368.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$123.8	$115.9
Accrued expenses and other current liabilities	291.5	320.4
Deferred revenues	166.0	72.6
Total current liabilities	581.3	508.9
Long-term debt	819.5	689.4
Deferred taxes	41.4	61.7
Deferred revenues	76.3	75.2
Other non-current liabilities	103.1	105.1
Total liabilities	1,621.5	1,440.3
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.5 and 154.5 shares, respectively; outstanding, 117.5 and 118.2 shares, respectively	1.6	1.6
Additional paid-in capital	901.3	855.5
Retained earnings	1,163.2	1,132.0
Treasury stock, at cost: 37.0 and 36.3 shares, respectively	(1,115.8)	(1,040.4)
Accumulated other comprehensive loss	(47.7)	(20.9)
Total stockholders’ equity	902.6	927.8
Total liabilities and stockholders’ equity	$2,524.0	$2,368.1

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net earnings	$137.4	$121.2
Adjustments to reconcile Net earnings to Net cash flows provided by operating activities:
Depreciation and amortization	39.2	36.5
Amortization of acquired intangibles	24.0	17.8
Amortization of other assets	19.5	23.1
Stock-based compensation expense	34.5	29.9
Deferred income taxes	(20.6)	(28.7)
Excess tax benefits from stock-based compensation awards	(11.1)	(21.4)
Other	1.6	8.8
Changes in operating assets and liabilities:
Current assets and liabilities:
Increase in Accounts receivable, net	(56.0)	(57.6)
Increase in Other current assets	(51.9)	(18.0)
Increase in Accounts payable	6.8	1.5
Decrease in Accrued expenses and other current liabilities	(13.9)	(43.7)
Increase in Deferred revenues	90.9	97.4
Non-current assets and liabilities:
Increase in Other non-current assets	(44.3)	(36.0)
Increase in Other non-current liabilities	5.0	25.8
Net cash flows provided by operating activities	161.1	156.6
Cash Flows From Investing Activities
Capital expenditures	(43.1)	(22.9)
Software purchases and capitalized internal use software	(13.0)	(7.7)
Equity method investment	(3.3)	(5.5)
Acquisitions, net of cash acquired	(15.4)	(64.9)
Other investing activities	(3.4)	—
Net cash flows used in investing activities	(78.2)	(101.0)
Cash Flows From Financing Activities
Proceeds from Long-term debt	210.0	120.0
Repayments on Long-term debt	(80.0)	(15.0)
Excess tax benefits from stock-based compensation awards	11.1	21.4
Dividends paid	(103.0)	(90.1)
Purchases of Treasury stock	(97.0)	(156.0)
Proceeds from exercise of stock options	21.0	50.3
Payment of contingent consideration liabilities	(1.0)	—
Costs related to amendment of revolving credit facility	—	(1.9)
Net cash flows used in financing activities	(38.9)	(71.3)
Effect of exchange rate changes on Cash and cash equivalents	(13.7)	(21.8)
Net change in Cash and cash equivalents	30.4	(37.5)
Cash and cash equivalents, beginning of period	324.1	347.6
Cash and cash equivalents, end of period	$354.4	$310.1
Supplemental disclosure of cash flow information:
Cash payments made for interest	$22.1	$19.7
Cash payments made for income taxes, net of refunds	$89.2	$45.4
Non-cash investing and financing activities:
Increase in dividends payable	$3.3	$6.9
Property, plant and equipment	$1.8	$0.1
Acquisition related obligations	$2.6	$—
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

B. Consolidation and Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “2015 Annual Report”) filed on August 7, 2015 with the Securities and Exchange Commission (the “SEC”). These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at March 31, 2016 and June 30, 2015, the results of its operations for the three and nine months ended March 31, 2016 and 2015, and its cash flows for the nine months ended March 31, 2016 and 2015.
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
F. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, in accordance with Accounting Standards Codification Topic (“ASC”) No. 855, “Subsequent Events,” the Company has reviewed events that have occurred after March 31, 2016, through the date of issuance of the Condensed Consolidated Financial Statements. During this period, the Company did not have any subsequent events for disclosure.
NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU No. 2016-09"). ASU No. 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including presenting the excess tax benefit or deficit from the exercise or vesting of share-based payments in the income statement, a revision to the criteria for classifying an award as equity or liability, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. In addition, ASU No. 2016-09 eliminates the excess tax benefit from the assumed proceeds calculation under the treasury stock method for purposes of calculating diluted shares. ASU No. 2016-09 is effective for the Company beginning in our first quarter of fiscal year 2018, with early adoption permitted. Certain provisions of ASU No. 2016-09 are required to be adopted prospectively, most notably the requirement to recognize the excess tax benefit or deficit in the income statement, while other provisions of ASU No. 2016-09 require modified retrospective application or in some cases full retrospective application. The Company is currently evaluating the impact of the pending adoption of ASU No. 2016-09 on the Company's Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"). Under ASU No. 2016-02, all lease arrangements exceeding a twelve month term must now be recognized as assets and liabilities on the balance sheet of the lessee by recording a right-of-use asset and corresponding lease obligation generally equal to the present value of the future lease payments over the lease term. Further, the income statement will reflect lease expense for leases classified as operating and amortization/interest expense for leases classified as financing, determined using classification criteria substantially similar to the current lease guidance for distinguishing between an operating and capital lease. ASU No. 2016-02 also contains certain additional qualitative and quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. ASU No. 2016-02 is effective for the Company in the first quarter of fiscal year 2020 and will be adopted on a modified retrospective basis, which will require adjustment to all comparative periods presented in the consolidated financial statements. The Company is currently evaluating the impact of the pending adoption of ASU No. 2016-02 on the Company's Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU No. 2016-01”), which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities.  ASU No. 2016-01 is effective for the Company beginning in our first quarter of fiscal year 2019. The pending adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-9”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date,” which defers the effective date of ASU No. 2014-09 by one year, with an option that would permit companies to adopt the standard as early as the original effective date. As a result, ASU No. 2014- 09 will be effective for the Company as of the first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU No. 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU No. 2014-09. In March 2016, the FASB issued ASU No. 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" ("ASU No. 2016-08"), which provides clarifying implementation guidance to the principal versus agent provisions of ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10 "Identifying Performance Obligations and Licensing" ("ASU No. 2016-10"), which provides clarifying implementation guidance for applying ASU No. 2014-09 with respect to identifying performance obligations and the accounting for licensing arrangements. Both ASU No. 2016-08 and ASU No. 2016-10 have the same effective date as ASU No. 2014-09. The Company is currently evaluating the impact of the pending adoption of ASU No. 2014-09 on its Consolidated Financial Statements.

NOTE 3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented.
Diluted EPS reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and shares of restricted stock units have vested.
The computation of diluted EPS did not include 0.7 million and 0.9 million options to purchase Broadridge common stock for the three months ended March 31, 2016, and 2015, respectively, and 1.6 million and 0.9 million options to purchase Broadridge common stock for the nine months ended March 31, 2016, and 2015, respectively, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Weighted-average shares outstanding:
Basic	118.2	120.6	118.3	120.2
Common stock equivalents	3.5	4.4	3.5	4.2
Diluted	121.7	125.0	121.8	124.4
NOTE 4. NON-OPERATING EXPENSES, NET
Non-operating expenses, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	($ in millions)
Interest expense on borrowings	$7.4	$6.4	$21.1	$18.8
Interest income	(0.9)	(0.8)	(1.9)	(2.2)
Foreign currency exchange gain	(0.7)	(0.2)	(0.7)	—
Losses from equity method investments	1.4	1.7	5.1	5.1
Non-operating expenses, net	$7.2	$7.1	$23.5	$21.7
NOTE 5. ACQUISITIONS
Assets acquired and liabilities assumed in business combinations are recorded on the Company’s Condensed Consolidated Balance Sheets as of the respective acquisition date based upon the estimated fair values at such date. The results of operations of the business acquired by the Company are included in the Company’s Condensed Consolidated Statements of Earnings since the respective date of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed is allocated to Goodwill.
During the second quarter of fiscal year 2016, the Company acquired one business in the Investor Communication Solutions segment:
QED
In November 2015, the Company acquired QED, a provider of investment accounting solutions that serves public sector institutional investors. The aggregate purchase price was $15.5 million, consisting of $13.3 million of cash payments, a $1.5 million note payable to the sellers that will be settled in the future, as well as a contingent consideration liability with an acquisition date fair value of $0.7 million that is payable over the next three years upon the achievement by the acquired business of certain revenue and earnings targets. The contingent consideration liability has a maximum potential pay-out of $3.5 million upon the achievement in full of the defined financial targets by the acquired business. Net liabilities assumed in the transaction were $0.4 million. This acquisition resulted in $11.1 million of Goodwill. Intangible assets acquired, which totaled $4.8 million, consist primarily of customer relationships and software technology, which are being amortized over a ten-year life and seven-year life, respectively. The results of QED's operations were included in the Company’s Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q from the date of acquisition. Pro forma supplemental financial information is not provided as the impact of the acquisition on the Company’s operating results, financial position or cash flows was not material.
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
The following tables set forth the Company’s financial assets and liabilities at March 31, 2016 and June 30, 2015, respectively, that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$72.0	$—	$—	$72.0
Other current assets:
Available-for-sale securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale securities	32.7	—	1.1	33.8
Total assets as of March 31, 2016	$104.7	$—	$1.1	$105.9
Liabilities:
Contingent consideration obligations	—	—	14.4	14.4
Total liabilities as of March 31, 2016	$—	$—	$14.4	$14.4

	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$65.5	$—	$—	$65.5
Other current assets:
Available-for-sale securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale securities	24.5	—	1.1	25.6
Total assets as of June 30, 2015	$90.1	$—	$1.1	$91.2
Liabilities:
Contingent consideration obligations	—	—	15.7	15.7
Total liabilities as of June 30, 2015	$—	$—	$15.7	$15.7
_____________

(1)	Money market funds include money market deposit account balances of $34.2 million and $34.0 million as of March 31, 2016 and June 30, 2015, respectively.
The following table sets forth an analysis of changes during the nine months ended March 31, 2016 and 2015, respectively, in Level 3 financial assets of the Company:

	March 31, 2016	March 31, 2015
	($ in millions)
Beginning balance	$1.1	$1.1
Net realized/unrealized gains (losses)	—	—
Purchases	—	—
Transfers in (out) of Level 3	—	—
Ending balance	$1.1	$1.1
The Company did not incur any Level 3 fair value asset impairments during the nine months ended March 31, 2016 and 2015, respectively.
The following table sets forth an analysis of changes during the nine months ended March 31, 2016 and 2015, in Level 3 financial liabilities of the Company:

	March 31, 2016	March 31, 2015
	($ in millions)
Beginning balance	$15.7	$1.3
Additional contingent consideration incurred	0.7	1.9
Decrease in contingent consideration liability	(1.0)	—
Payments	(1.0)	—
Ending balance	$14.4	$3.2
Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year.
NOTE 7. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	March 31, 2016	June 30, 2015
	($ in millions)
Deferred client conversion and start-up costs	$133.4	$137.1
Deferred data center costs	43.1	43.5
Long-term investments	45.1	33.3
Long-term broker fees	11.2	5.4
Other	24.2	23.9
Total	$257.0	$243.2
NOTE 8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2016	June 30, 2015
	($ in millions)
Employee compensation and benefits	$141.7	$163.2
Accrued broker fees	50.6	63.4
Accrued taxes	28.6	28.5
Accrued dividend payable	34.7	31.4
Other	35.9	33.9
Total	$291.5	$320.4
NOTE 9. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	March 31, 2016	June 30, 2015	Unused Available Capacity
		($ in millions)
Long-term debt
Fiscal 2015 Revolving Credit Facility	August 2019	$295.0	$165.0	$455.0
Fiscal 2007 Senior Notes	June 2017	124.9	124.8	—
Fiscal 2014 Senior Notes	September 2020	399.7	399.6	—
Total debt		$819.5	$689.4	$455.0
Fiscal 2015 Revolving Credit Facility: On August 14, 2014, the Company entered into an amended and restated $750.0 million five-year revolving credit facility (the “Fiscal 2015 Revolving Credit Facility”), which replaced the $500.0 million five-year revolving credit facility entered into in September 2011 (the "Fiscal 2012 Revolving Credit Facility"). The Fiscal 2015 Revolving Credit Facility is comprised of a $670.0 million U.S. dollar tranche and an $80.0 million multicurrency tranche. At March 31, 2016, the Company had $295.0 million in outstanding borrowings and had unused available capacity of $455.0 million under the Fiscal 2015 Revolving Credit Facility. The weighted-average interest rate on the Fiscal 2015 Revolving Credit Facility was 1.40% and 1.26%, respectively, for the three and nine months ended March 31, 2016, and 1.14% for both the three and nine months ended March 31, 2015, respectively. The fair value of the variable-rate Fiscal 2015 Revolving Credit Facility borrowings at March 31, 2016 approximates carrying value.

Borrowings under the Fiscal 2015 Revolving Credit Facility initially bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2015 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, which totaled $0.2 million and $0.7 million for the three and nine months ended March 31, 2016, respectively, and $0.2 million and $0.6 million for the three and nine months ended March 31, 2015, respectively. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2015 Revolving Credit Facility. As of March 31, 2016, $1.6 million of debt issuance costs remain to be amortized (including $0.3 million of issuance costs from the Fiscal 2012 Revolving Credit Facility). Such costs are capitalized in Other non-current assets in the Condensed Consolidated Balance Sheets and are being amortized to Non-

operating expenses, net on a straight-line basis, which approximates the effective interest method, over the term of this facility.

The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2015 Revolving Credit Facility at any time. The Fiscal 2015 Revolving Credit Facility is subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At March 31, 2016, the Company is in compliance with the financial covenants of the Fiscal 2015 Revolving Credit Facility.

  Fiscal 2007 Senior Notes: In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Fiscal 2007 Senior Notes”). The Fiscal 2007 Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Fiscal 2007 Senior Notes is payable semi-annually in arrears on June 1st and December 1st each year. The Fiscal 2007 Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Fiscal 2007 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At March 31, 2016, the Company is in compliance with the covenants of the indenture governing the Fiscal 2007 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2007 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2007 Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2007 Senior Notes. These costs have been capitalized and are being amortized to Non-operating expenses, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. As of March 31, 2016, $0.1 million of debt issuance costs remain to be amortized. During the fiscal year ended June 30, 2009, the Company purchased $125.0 million principal amount of the Fiscal 2007 Senior Notes (including $1.0 million unamortized bond discount) pursuant to a cash tender offer for such notes. The fair value of the fixed-rate Fiscal 2007 Senior Notes at March 31, 2016 and June 30, 2015 was $128.0 million and $135.8 million, respectively, based on quoted market prices, which represents a Level 1 fair value measurement (as defined in Note 6, “Fair Value of Financial Instruments”).
Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1st and September 1st each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At March 31, 2016, the Company is in compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to Non-operating expenses, net on a straight-line basis, which approximates the effective interest method, over the seven-year term. As of March 31, 2016, $2.6 million of debt issuance costs remain to be amortized. The fair value of the fixed-rate Fiscal 2014 Senior Notes at March 31, 2016 and June 30, 2015 was $427.3 million and $417.8 million based on quoted market prices, which represents a Level 1 fair value measurement (as defined in Note 6, “Fair Value of Financial Instruments”).
The Fiscal 2015 Revolving Credit Facility, Fiscal 2007 Senior Notes, and Fiscal 2014 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, the Company and certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of March 31, 2016 and June 30, 2015, there were no outstanding borrowings under these lines of credit.
NOTE 10. STOCK-BASED COMPENSATION

The activity related to the Company’s incentive equity awards for the three months ended March 31, 2016 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at January 1, 2016	7,177,673	$29.89	2,008,767	$39.30	684,015	$40.44
Granted	593,540	51.95	16,162	49.78	38,073	48.42
Exercise of stock options (a)	(526,750)	20.15	—	—	—	—
Vesting of restricted stock units	—	—	(49,702)	31.03	(4,613)	30.23
Expired/forfeited	(10,036)	18.18	(26,909)	38.84	—	—
Balances at March 31, 2016 (b)(c)	7,234,427	$32.43	1,948,318	$39.60	717,475	$40.93
____________

(a)	Stock options exercised during the period of January 1, 2016 through March 31, 2016 had an aggregate intrinsic value of $17.4 million.

(b)
As of March 31, 2016, the Company's outstanding vested and currently exercisable stock options using the March 31, 2016 closing stock price of $59.31 (approximately 4.4 million shares) had an aggregate intrinsic value of $145.8 million with a weighted-average exercise price of $26.06 and a weighted-average remaining contractual life of 5.4 years. The total of all stock options outstanding as of March 31, 2016 have a weighted-average remaining contractual life of 6.6 years.

(c)
As of March 31, 2016, time-based restricted stock units and performance-based restricted stock units expected to vest using the March 31, 2016 share price of $59.31 (approximately 1.9 million and 0.7 million shares, respectively) had an aggregate intrinsic value of $113.9 million and $40.7 million, respectively.

The activity related to the Company’s incentive equity awards for the nine months ended March 31, 2016 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at July 1, 2015	7,673,947	$29.00	1,526,460	$34.51	547,865	$33.94
Granted	679,995	52.51	567,373	52.19	248,443	50.72
Exercise of stock options (a)	(1,046,961)	20.55	—	—	—	—
Vesting of restricted stock units	—	—	(50,251)	31.13	(4,613)	30.23
Expired/forfeited	(72,554)	29.74	(95,264)	37.47	(74,220)	22.75
Balances at March 31, 2016	7,234,427	$32.43	1,948,318	$39.60	717,475	$40.93
_____________

(a)	Stock options exercised during the period of July 1, 2015 through March 31, 2016 had an aggregate intrinsic value of $36.0 million.

The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company's common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $12.3 million and $10.3 million, as well as related tax benefits of $4.6 million and $3.9 million, was recognized for the three months ended March 31, 2016 and 2015, respectively. Stock-based compensation expense of $34.5 million and $29.9 million, as well as related tax benefits of $13.0 million and $11.3 million, was recognized for the nine months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $14.9 million and $42.5 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.9 years and 1.7 years, respectively.
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
NOTE 11. INCOME TAXES
The Provision for income taxes and effective tax rates for the three months ended March 31, 2016 were $29.7 million and 31.8%, compared to $27.9 million and 34.1%, for the three months ended March 31, 2015, respectively. The decrease in the effective tax rate for the three months ended March 31, 2016, when compared to the prior year period, is due to (i) larger discrete tax benefits relating to the recognition in the current period for a prior year U.S. federal research and development tax credit and (ii) the prior year tax benefit from the U.S. federal Section 199 domestic production activities deduction recognized in the current period.
The Provision for income taxes and effective tax rates for the nine months ended March 31, 2016 were $68.9 million and 33.4%, compared to $62.3 million and 34.0% for the nine months ended March 31, 2015, respectively. The decrease in the effective tax rate for the nine months ended March 31, 2016, when compared to the prior year period, is due primarily to (i) larger discrete tax benefits relating to the recognition in the current period for prior years' U.S. federal research and development tax credits and (ii) the prior year tax benefit from the U.S. federal Section 199 domestic production activities deduction recognized in the current period.

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
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at March 31, 2016 are $463.3 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company's technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at March 31, 2016 are $34.5 million through fiscal year 2024, the final year of the contract.

In July 2014, the Company entered into an agreement providing for a capital commitment of $7.5 million to be made by the Company into an equity method investment. During fiscal year 2015, the Company contributed $7.5 million to this investment. In June 2015, the Company entered into an agreement to provide an additional capital commitment of $1.8 million to this investment through December 31, 2015. In February 2016, the Company entered into an agreement to provide an additional capital commitment of $3.0 million to this investment through June 30, 2016. The Company contributed $3.3 million to this investment during the nine months ended March 31, 2016, and has a remaining commitment of $1.5 million at March 31, 2016.
In December 2015, the Company and Computer Associates, Inc. (“CA”) entered into a Mainframe Software License agreement extension (“the CA Software License Agreement”), under which CA provides software that the Company uses in support of its data center operations. The CA Software License Agreement expires in March 2021. Commitments remaining under this agreement at March 31, 2016 are $33.4 million through fiscal year 2021, the final year of the contract.
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at March 31, 2016 or at June 30, 2015.
In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
Our business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), a wholly-owned indirect subsidiary, which is a broker-dealer registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”), which requires BBPO to maintain a minimum net capital amount that is not material to the Company's financial position. At March 31, 2016, BBPO was in compliance with this capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires that BBPO maintain a minimum net capital amount that is not material to the Company's financial position. At March 31, 2016, BBPO was in compliance with this capital requirement.
In addition, MG Trust Company, a wholly-owned indirect subsidiary, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. As a result, MG Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and other state regulators where it does business, as well as the National Securities Clearing Corporation. Specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met, which are not material to the Company's financial position. At March 31, 2016, MG Trust Company was in compliance with its capital requirements.

NOTE 13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three months ended March 31, 2016, and 2015, respectively:

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at January 1, 2016	$(33.5)	$1.7	$(6.2)	$(38.0)
Other comprehensive loss before reclassifications	(9.4)	(0.4)	—	(9.8)
Amounts reclassified from accumulated other comprehensive income	—	—	0.1	0.1
Balances at March 31, 2016	$(42.9)	$1.3	$(6.1)	$(47.7)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at January 1, 2015	$(2.3)	$1.9	$(5.1)	$(5.5)
Other comprehensive loss before reclassifications	(16.7)	—	—	(16.7)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balances at March 31, 2015	$(19.0)	$1.9	$(5.1)	$(22.2)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the nine months ended March 31, 2016, and 2015, respectively:

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at July 1, 2015	$(16.6)	$2.0	$(6.3)	$(20.9)
Other comprehensive loss before reclassifications	(26.3)	(0.7)	—	(27.0)
Amounts reclassified from accumulated other comprehensive income	—	—	0.2	0.2
Balances at March 31, 2016	$(42.9)	$1.3	$(6.1)	$(47.7)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	($ in millions)
Balances at July 1, 2014	$13.6	$1.9	$(5.2)	$10.3
Other comprehensive loss before reclassifications	(32.6)	—	—	(32.6)
Amounts reclassified from accumulated other comprehensive income	—	—	0.1	0.1
Balances at March 31, 2015	$(19.0)	$1.9	$(5.1)	$(22.2)
The following table summarizes the reclassifications out of accumulated other comprehensive income/(loss):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	($ in millions)
Pension and Post-retirement liabilities:
Amortization of loss reclassified into Selling, general and administrative expenses	$0.1	$0.1	$0.4	$0.3
Tax income	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of loss net of tax	$0.1	$—	$0.2	$0.1
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
Segment results:

	Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	($ in millions)
Investor Communication Solutions	$515.4	$466.1	$1,416.8	$1,264.4
Global Technology and Operations	191.3	178.0	548.3	514.9
Foreign currency exchange	(17.8)	(9.9)	(42.6)	(14.7)
Total	$688.8	$634.2	$1,922.5	$1,764.6

	Earnings (Loss) before Income Taxes
	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	($ in millions)
Investor Communication Solutions	$67.1	$63.0	$147.1	$135.4
Global Technology and Operations	40.2	33.6	100.0	91.7
Other	(14.8)	(16.4)	(44.3)	(53.5)
Foreign currency exchange	0.9	1.7	3.6	9.9
Total	$93.4	$81.9	$206.4	$183.5

* * * * * * *

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Broadridge is a leading global provider of investor communications and technology-driven solutions to banks, broker-dealers, mutual funds and corporate issuers. Our services include investor communications, securities processing, and data and analytics solutions. In short, we provide the infrastructure that helps the financial services industry operate. With over 50 years of experience, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities. Our operations are classified into two reportable segments: Investor Communication Solutions and Global Technology and Operations.
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
Consolidation and Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest and various entities in which the Company has investments recorded under both the cost and equity methods of accounting. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2015 in the 2015 Annual Report on Form 10-K filed with the SEC on August 7, 2015.

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

Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and nine months ended March 31, 2016 compared to the three and nine months ended March 31, 2015. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the nine months ended March 31, 2016, mutual fund proxy fee revenues were 28% higher than the nine months ended March 31, 2015. During fiscal year 2015, mutual fund proxy fee revenues were 2% lower than the prior fiscal year while during fiscal years 2014 and 2013, mutual fund proxy revenues were 31% and 54% higher, respectively, than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
The Company tracks actual revenues achieved during the first year that the client contract is fully implemented and compares this to the amount that was included in the Company’s previously reported closed sales amount. The Company adjusts the current year closed sales amount for differences between the prior years' reported closed sales amount and the actual revenues achieved in the first year of the applicable contract. Closed sales were adjusted by $0.4 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively. Closed sales were adjusted by $(9.8) million and $0.2 million for the nine months ended March 31, 2016 and 2015, respectively.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended March 31, 2016 and 2015, and the dollar and percentage changes between periods:

	Three Months Ended March 31,
			Change
	2016	2015	$	%
	($ in millions, except per share amounts)
Revenues	$688.8	$634.2	$54.6	9
Cost of revenues	486.5	452.6	33.9	7
Selling, general and administrative expenses	101.7	92.6	9.1	10
Total operating expenses	588.2	545.2	43.0	8
Operating income	100.6	89.0	11.6	13
Margin	14.6%	14.0%		0.6	pts
Non-operating expenses, net	7.2	7.1	0.1	1
Earnings before income taxes	93.4	81.9	11.5	14
Provision for income taxes	29.7	27.9	1.8	6
Effective tax rate	31.8%	34.1%		(2.3)	pts
Net earnings	$63.7	$54.0	$9.7	18
Basic earnings per share	$0.54	$0.45	$0.09	20
Diluted earnings per share	$0.52	$0.43	$0.09	21
Nine Months Ended March 31, 2016 versus Nine Months Ended March 31, 2015
The table below presents Condensed Consolidated Statements of Earnings data for the nine months ended March 31, 2016 and 2015, and the dollar and percentage changes between periods:

	Nine Months Ended March 31,
			Change
	2016	2015	$	%
	($ in millions, except per share amounts)
Revenues	$1,922.5	$1,764.6	$157.9	9
Cost of revenues	1,389.6	1,273.1	116.5	9
Selling, general and administrative expenses	303.0	286.3	16.7	6
Total operating expenses	1,692.6	1,559.4	133.2	9
Operating income	229.9	205.2	24.7	12
Margin	12.0%	11.6%		0.4	pts
Non-operating expenses, net	23.5	21.7	1.8	8
Earnings before income taxes	206.4	183.5	22.9	12
Provision for income taxes	68.9	62.3	6.6	11
Effective tax rate	33.4%	34.0%		(0.6)	pts
Net earnings	$137.4	$121.2	$16.2	13
Basic earnings per share	$1.16	$1.01	$0.15	15
Diluted earnings per share	$1.13	$0.97	$0.16	16

Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015
Revenues. Revenues for the three months ended March 31, 2016 were $688.8 million, an increase of $54.6 million, or 9%, compared to $634.2 million for the three months ended March 31, 2015. The $54.6 million increase was driven by: (i) higher recurring fee revenues of $48.5 million, or 12% increase; (ii) higher distribution revenues of $13.3 million, or 7% increase; and (iii) higher event-driven fee revenues of $0.9 million, or 2% increase, partially offset by (iv) fluctuations in foreign currency denominated revenues that negatively impacted revenues by $7.9 million. The higher recurring fee revenues of $48.5 million reflected gains from Net New Business (6pts), contributions from acquisitions (4pts) and internal growth (2pts). The higher distribution revenues of $13.3 million include $0.5 million from acquisitions.
Closed sales for the three months ended March 31, 2016 were $28.6 million, an increase of $1.9 million, compared to $26.7 million for the three months ended March 31, 2015.
Total Operating Expenses. Total operating expenses for the three months ended March 31, 2016 were $588.2 million, an increase of $43.0 million, or 8%, compared to $545.2 million for the three months ended March 31, 2015. Cost of revenues were higher by $33.9 million, or 7%, and Selling, general and administrative expenses were higher by $9.1 million, or 10%.
Cost of revenues for the three months ended March 31, 2016 were $486.5 million, an increase of $33.9 million, or 7%, compared to $452.6 million for the three months ended March 31, 2015. The increase primarily reflects: (i) higher costs related to acquisitions of $12.5 million; (ii) higher distribution cost of revenues of $12.2 million driven by the increase in distribution revenues; and (iii) higher operating expenses driven mostly by the increase in recurring and event-driven fee revenues, partially offset by (iv) fluctuations in foreign currency exchange rates that decreased cost of fee revenues by $6.8 million. The higher distribution cost of revenues of $12.2 million includes $0.5 million from acquisitions.
Selling, general and administrative expenses for the three months ended March 31, 2016 were $101.7 million, an increase of $9.1 million, or 10%, compared to $92.6 million for the three months ended March 31, 2015. The increase was primarily due to: (i) higher performance-based compensation expense of $3.9 million; (ii) higher costs related to acquisitions of $3.8 million; and (iii) higher selling and marketing expenses of $1.7 million.
Operating income. Operating income for the three months ended March 31, 2016 was $100.6 million, an increase of $11.6 million, or 13%, compared to $89.0 million for the three months ended March 31, 2015. The increase is due to higher revenues, partially offset by higher operating expenses including $1.6 million of increased amortization from acquired intangibles. Operating income margins increased to 14.6% for the three months ended March 31, 2016, compared to 14.0% for the three months ended March 31, 2015.
Non-operating expenses, net. Non-operating expenses, net for the three months ended March 31, 2016 were $7.2 million, an increase of $0.1 million, or 1%, compared to $7.1 million for the three months ended March 31, 2015.
Earnings before Income Taxes. Earnings before income taxes for the three months ended March 31, 2016 were $93.4 million, an increase of $11.5 million, or 14%, compared to $81.9 million for the three months ended March 31, 2015. The increase is due to higher revenues, partially offset by higher operating expenses.
Provision for Income Taxes. The Provision for income taxes and effective tax rates for the three months ended March 31, 2016 were $29.7 million and 31.8%, compared to $27.9 million and 34.1% for the three months ended March 31, 2015. The decrease in the effective tax rate is due to: (i) larger discrete tax benefits recognized for the three months ended March 31, 2016, primarily for a prior year U.S. federal research and development tax credit, and (ii) the prior year tax benefit from the U.S. federal Section 199 domestic production activities deduction recognized in the current period.
Net Earnings and Basic and Diluted Earnings per Share. Net earnings for the three months ended March 31, 2016 were $63.7 million, an increase of $9.7 million, or 18%, compared to $54.0 million for the three months ended March 31, 2015. The increase was primarily driven by the impact of higher revenues as discussed above.
Basic and Diluted earnings per share for the three months ended March 31, 2016 were $0.54 and $0.52, respectively, an increase of $0.09 and $0.09, or 20% and 21%, respectively, compared to $0.45 and $0.43 for the three months ended March 31, 2015, respectively.
Nine Months Ended March 31, 2016 versus Nine Months Ended March 31, 2015

Revenues. Revenues for the nine months ended March 31, 2016 were $1,922.5 million, an increase of $157.9 million, or 9%, compared to $1,764.6 million for the nine months ended March 31, 2015. The $157.9 million increase was driven by: (i) higher recurring fee revenues of $111.7 million, or 10% increase; (ii) higher distribution revenues of $50.8 million, or 10% increase; and (iii) higher event-driven fee revenues of $23.3 million, or 19% increase, partially offset by (iv) fluctuations in foreign currency denominated revenues that negatively impacted revenues by $27.9 million. The higher recurring fee revenues of $111.7 million reflected gains from Net New Business (5pts), contributions from acquisitions (4pts) and internal growth (1pt). The higher distribution revenues of $50.8 million include $19.3 million from acquisitions.
Closed sales for the nine months ended March 31, 2016 were $94.3 million, a decrease of $13.3 million, or 12%, compared to $107.6 million for the nine months ended March 31, 2015. The decrease is the result of two large sales that were signed during the three month period ended September 30, 2014 which elevated the prior period total, partially offset by a large sale that was signed during the three month period ended December 31, 2015. The $94.3 million of closed sales for the nine months ended March 31, 2016 were consistent with management's expectations for the period.
Total Operating Expenses. Total operating expenses for the nine months ended March 31, 2016 were $1,692.6 million, an increase of $133.2 million, or 9%, compared to $1,559.4 million for the nine months ended March 31, 2015. Cost of revenues were higher by $116.5 million, or 9%, and Selling, general and administrative expenses were higher by $16.7 million, or 6%.
Cost of revenues for the nine months ended March 31, 2016 were $1,389.6 million, an increase of $116.5 million, or 9%, compared to $1,273.1 million for the nine months ended March 31, 2015. The increase primarily reflects: (i) higher distribution cost of revenues of $44.0 million driven by the increase in distribution revenues; (ii) higher cost of fee revenues related to acquisitions of $39.5 million; and (iii) higher operating expenses driven mostly by the increase in recurring and event-driven fee revenues, partially offset by (iv) fluctuations in foreign currency exchange rates that decreased cost of fee revenues by $21.4 million. The higher distribution cost of revenues of $44.0 million includes $19.3 million from acquisitions.
Selling, general and administrative expenses for the nine months ended March 31, 2016 were $303.0 million, an increase of $16.7 million, or 6%, compared to $286.3 million for the nine months ended March 31, 2015. The increase was primarily due to: (i) higher costs related to acquisitions of $13.8 million and (ii) higher selling and marketing expenses of $3.7 million, partially offset by (iii) lower professional services fees of $7.1 million.
Operating income. Operating income for the nine months ended March 31, 2016 was $229.9 million, an increase of $24.7 million, or 12%, compared to $205.2 million for the nine months ended March 31, 2015. The increase is due to higher revenues, partially offset by higher operating expenses including $6.2 million of increased amortization from acquired intangibles. Operating income margins increased to 12.0% for the nine months ended March 31, 2016, compared to 11.6% for the nine months ended March 31, 2015.
Non-operating expenses, net. Non-operating expenses, net for the nine months ended March 31, 2016 were $23.5 million, an increase of $1.8 million, or 8%, compared to $21.7 million for the nine months ended March 31, 2015, primarily due to an increase in interest expense from higher borrowings related to our revolving credit facility.
Earnings before Income Taxes. Earnings before income taxes for the nine months ended March 31, 2016 were $206.4 million, an increase of $22.9 million, or 12%, compared to $183.5 million for the nine months ended March 31, 2015. The increase is primarily due to higher revenues, partially offset by higher operating and non-operating expenses.
Provision for Income Taxes. The Provision for income taxes and effective tax rates for the nine months ended March 31, 2016 were $68.9 million and 33.4%, compared to $62.3 million and 34.0% for the nine months ended March 31, 2015. The decrease in the effective tax rate is due to (i) larger discrete tax benefits recognized for the nine months ended March 31, 2016, primarily for prior years' U.S. federal research and development tax credits, and (ii) the prior year tax benefit from the U.S. federal Section 199 domestic production activities deduction recognized in the current period.
Net Earnings and Basic and Diluted Earnings per Share. Net earnings for the nine months ended March 31, 2016 were $137.4 million, an increase of $16.2 million, or 13%, compared to $121.2 million for the nine months ended March 31, 2015. The increase was primarily driven by the impact of higher revenues as discussed above.
Basic and Diluted earnings per share for the nine months ended March 31, 2016 were $1.16 and $1.13, increase of $0.15 and $0.16, or 15% and 16%, respectively, compared to $1.01 and $0.97 for the nine months ended March 31, 2015, respectively.

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
Revenues

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2016	2015	$	%	2016	2015	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$515.4	$466.1	$49.3	11	$1,416.8	$1,264.4	$152.4	12
Global Technology and Operations	191.3	178.0	13.3	7	548.3	514.9	33.4	6
Foreign currency exchange	(17.8)	(9.9)	(7.9)	*	(42.6)	(14.7)	(27.9)	*
Total	$688.8	$634.2	$54.6	9	$1,922.5	$1,764.6	$157.9	9

* Not Meaningful
Earnings (Loss) Before Income Taxes

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2016	2015	$	%	2016	2015	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$67.1	$63.0	$4.1	7	$147.1	$135.4	$11.7	9
Global Technology and Operations	40.2	33.6	6.6	20	100.0	91.7	8.3	9
Other	(14.8)	(16.4)	1.6	10	(44.3)	(53.5)	9.2	17
Foreign currency exchange	0.9	1.7	(0.8)	(47)	3.6	9.9	(6.3)	(64)
Total	$93.4	$81.9	$11.5	14	$206.4	$183.5	$22.9	12
Investor Communication Solutions

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2016	2015	$	%	2016	2015	$	%
	($ in millions)				($ in millions)
Recurring fee revenues	$263.3	$228.1	$35.2	15	$697.8	$619.5	$78.3	13
Event-driven fee revenues	48.5	47.6	0.9	2	143.3	120.0	23.3	19
Distribution revenues	203.7	190.4	13.3	7	575.7	524.9	50.8	10
Total	$515.4	$466.1	$49.3	11	$1,416.8	$1,264.4	$152.4	12

Revenues. Investor Communication Solutions segment’s Revenues for the three months ended March 31, 2016 were $515.4 million, an increase of $49.3 million, or 11%, compared to $466.1 million for the three months ended March 31, 2015. The increase was attributable to higher recurring fee revenues of $35.2 million, higher event-driven fee revenues of $0.9 million and higher distribution revenues of $13.3 million.
Higher recurring fee revenues of 15% were driven by: (i) contributions from our recent acquisitions (7pts); (ii) Net New Business primarily driven by increases in revenues from closed sales (8pts), and (iii) positive internal growth (1pt). Position growth compared to the same period in the prior year, which is a component of internal growth, was 9% for annual equity proxy communications and 4% for mutual fund interims. Higher event-driven fee revenues were the result of increased mutual fund proxy and corporate actions communications activity.
Investor Communication Solutions segment’s Revenues for the nine months ended March 31, 2016 were $1,416.8 million, an increase of $152.4 million, or 12%, compared to $1,264.4 million for the nine months ended March 31, 2015. The increase was attributable to higher recurring fee revenues of $78.3 million, higher event-driven fee revenues of $23.3 million and higher distribution revenues of $50.8 million.
Higher recurring fee revenues of 13% were driven by: (i) contributions from our recent acquisitions (7pts); and (ii) Net New Business primarily driven by increases in revenues from closed sales (6pts). Position growth compared to the same period in the prior year, which is a component of internal growth, was 4% for annual equity proxy communications and 5% for mutual fund interims. Although these indicators were positive, the first nine months’ results are not necessarily indicative of our full-year results due to the seasonality of our business. Higher event-driven fee revenues were the result of increased mutual fund proxy and corporate actions communications activity.
Earnings before Income Taxes. Earnings before income taxes for the three months ended March 31, 2016 were $67.1 million an increase of $4.1 million, or 7%, compared to $63.0 million for the three months ended March 31, 2015. Pre-tax margins decreased by 0.5 percentage points to 13.0% primarily due to (i) higher operating expenses, and (ii) incremental operating and intangible amortization costs related to acquisitions, partially offset by (iii) earnings from higher recurring and event-driven revenues.
Earnings before income taxes for the nine months ended March 31, 2016 were $147.1 million, an increase of $11.7 million, or 9%, compared to $135.4 million for the nine months ended March 31, 2015. Pre-tax margins decreased by 0.3 percentage points to 10.4% primarily due to (i) higher operating expenses, and (ii) incremental operating and intangible amortization costs related to acquisitions, partially offset by (iii) earnings from higher recurring and event-driven revenues.
Global Technology and Operations
Revenues. Global Technology and Operations segment’s Revenues for the three months ended March 31, 2016 were $191.3 million, an increase of $13.3 million, or 7%, compared to $178.0 million for the three months ended March 31, 2015. The increase was attributable to: (i) higher Net New Business from closed sales (3 pts) and (ii) positive internal growth (4 pts) due to higher trade activity levels and revenues associated with a contract modification, partially offset by contract renewals at lower rates.
Global Technology and Operations segment’s Revenues for the nine months ended March 31, 2016 were $548.3 million, an increase of $33.4 million, or 6%, compared to $514.9 million for the nine months ended March 31, 2015. The increase was attributable to: (i) higher Net New Business from closed sales (3 pts); (ii) positive internal growth from higher non-trade activity levels (2 pts); and (iii) revenue from our acquisition of TwoFour Systems (1 pt).
Earnings before Income Taxes. Earnings before income taxes for the three months ended March 31, 2016 were $40.2 million, an increase of $6.6 million, or 20%, compared to $33.6 million for the three months ended March 31, 2015. Pre-tax margins increased by 2.1 percentage points to 21.0% primarily as a result of positive internal growth slightly offset by incremental operating costs related to new business.
Earnings before income taxes for the nine months ended March 31, 2016 were $100.0 million, an increase of $8.3 million, or 9%, compared to $91.7 million for the nine months ended March 31, 2015. Pre-tax margins increased by 0.4 percentage points to 18.2% primarily due to positive internal growth slightly offset by incremental operating costs related to new business and acquired intangible amortization related to the acquisition of TwoFour Systems.
Other

Loss before Income Taxes. Loss before income taxes was $14.8 million for the three months ended March 31, 2016, a decrease of $1.6 million, compared to $16.4 million for the three months ended March 31, 2015. The decreased loss was mainly due to lower compensation expenses and a gain on the sale of an asset, partially offset by an increase in interest expense.
Loss before income taxes was $44.3 million, a decrease of $9.2 million, compared to $53.5 million for the nine months ended March 31, 2015. The decreased loss was mainly due to lower compensation expenses and a gain on the sale of an asset, partially offset by an increase in interest expense.
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

Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	($ in millions)
Adjusted Operating income (Non-GAAP)	$109.8	$96.3	$257.9	$226.7
Adjustment:
Acquisition Amortization and Other Costs	(9.1)	(7.3)	(28.0)	(21.6)
Operating income (GAAP)	$100.6	$89.0	$229.9	$205.2

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	($ in millions)
Adjusted Net earnings (Non-GAAP)	$70.0	$58.8	$156.1	$135.4
Adjustment:
Acquisition Amortization and Other Costs	(9.1)	(7.3)	(28.0)	(21.6)
Tax impact of adjustment	2.8	2.5	9.4	7.3
Net earnings (GAAP)	$63.7	$54.0	$137.4	$121.2

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Adjusted Diluted earnings per share (Non-GAAP)	$0.58	$0.47	$1.28	$1.09
Adjustment:
Acquisition Amortization and Other Costs	(0.07)	(0.06)	(0.23)	(0.17)
Tax impact of adjustment	0.02	0.02	0.08	0.06
Diluted earnings per share (GAAP)	$0.52	$0.43	$1.13	$0.97

	Nine Months Ended March 31,
	2016	2015
	($ in millions)
Free cash flows (Non-GAAP)	$105.0	$126.0
Capital expenditures, software purchases and capitalized internal use software	56.1	30.6
Net cash flows provided by operating activities (GAAP)	$161.1	$156.6
Financial Condition, Liquidity and Capital Resources
At March 31, 2016, Cash and cash equivalents were $354.4 million and Total stockholders’ equity was $902.6 million. At March 31, 2016, working capital was $422.5 million, compared to $352.5 million at June 30, 2015. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash and cash equivalents, short-term investments and borrowings to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
As of March 31, 2016, $224.5 million of the $354.4 million of Cash and cash equivalents were held by our foreign subsidiaries, and $53.1 million of Cash and cash equivalents were held by regulated entities. We expect existing domestic cash and cash equivalents, short-term investments, borrowings available under credit facilities and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash and cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our current plans do not demonstrate a need to repatriate them to fund our U.S. operations, as we consider these funds to be permanently reinvested outside the U.S.
The Company has a $750.0 million five-year revolving credit facility (the “Fiscal 2015 Revolving Credit Facility”), which is comprised of a $670.0 million U.S. dollar tranche and an $80.0 million multicurrency tranche. Borrowings under the Fiscal 2015 Revolving Credit Facility bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2015 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, which totaled $0.2 million and $0.7 million for the three and nine months ended March 31, 2016, respectively, and $0.2 million and $0.6 million for the three and nine months ended March 31, 2015, respectively. As of March 31, 2016, the Company had $295.0 million outstanding borrowings and had unused available capacity of $455.0 million under the Fiscal 2015 Revolving Credit Facility. The facility is scheduled to expire in August 2019.
At March 31, 2016, the carrying value of the Company’s outstanding Long-term debt was $819.5 million, consisting of: (i) borrowings on the Fiscal 2015 Revolving Credit Facility of $295.0 million, (ii) senior notes of $124.9 million ($125.0 million principal amount less $0.1 million bond discount) due June 2017, and (iii) senior notes of $399.7 million ($400.0 million principal amount less $0.3 million bond discount) due September 2020. The Fiscal 2015 Revolving Credit Facility and the senior notes are senior unsecured obligations of the Company and are ranked equally in right of payment. Interest on the senior notes due 2017 is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%. Interest on the senior notes due 2020 is payable semiannually on March 1st and September 1st each year based on a fixed per annum rate equal to 3.95%.
Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain ratios.
Cash Flows
Net cash flows provided by operating activities were $161.1 million for the nine months ended March 31, 2016 compared to $156.6 million in Net cash flows provided by operating activities during the nine months ended March 31, 2015. The increase in cash provided by operating activities of $4.5 million is primarily due to a decrease in working capital primarily driven by the timing of accounts receivable collections and vendor payments, partially offset by the receipt by a Canadian subsidiary of a $26.1 million tax refund in the nine months ended March 31, 2015 that resulted from the prior settlement and execution of the Advanced Pricing Agreement with the Internal Revenue Service and the Canadian Revenue Authority.
Free cash flows provided by operating activities were $105.0 million for the nine months ended March 31, 2016 compared to $126.0 million in Free cash flows provided by operating activities during the nine months ended March 31, 2015. The decrease of $21.0 million was driven by increased capital expenditures, software purchases and capitalized internal use software of $25.5 million for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 slightly offset by a increase in Net cash flows provided by operating activities of $4.5 million for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015.
Net cash flows used in investing activities for the nine months ended March 31, 2016 were $78.2 million, a decrease of $22.8 million compared to $101.0 million in Net cash flows used in investing activities for the nine months ended March 31, 2015. The decrease primarily reflects lower spending of $49.5 million on acquisitions during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 partially offset by higher capital expenditures and software purchases of $25.5 million during the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015.
Net cash flows used in financing activities for the nine months ended March 31, 2016 were $38.9 million, a decrease of $32.4 million compared to $71.3 million in Net cash flows used in financing activities for the nine months ended March 31, 2015. The decrease in cash used in the nine months ended March 31, 2016 is primarily due to a decrease in the repurchases of common stock of $59.0 million, and an increase in net proceeds from borrowings on the revolving credit facility of $25.0 million, partially offset by a decrease of $29.3 million in proceeds from the exercise of stock options, a $12.9 million increase in dividend payments in the current year period compared to the prior year and a decrease of $10.3 million in excess tax benefits from the issuance of stock-based compensation awards in the current year period compared to the prior year.
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
Income Taxes
Our effective tax rates for the three and nine months ended March 31, 2016 were 31.8% and 33.4%, respectively, compared to 34.1% and 34.0% for the three and nine months ended March 31, 2015, respectively.
The decrease in the effective tax rate for the three months ended March 31, 2016, when compared to the prior year period, is due to (i) larger discrete tax benefits relating to the recognition in the current period for a prior year U.S. federal research and development tax credit and (ii) the prior year tax benefit from the U.S. federal Section 199 domestic production activities deduction recognized in the current period.
The decrease in the effective tax rate for the nine months ended March 31, 2016, when compared to the prior year period, is due primarily to (i) larger discrete tax benefits relating to the recognition in the current period for prior years' U.S. federal research and development tax credits and (ii) the prior year tax benefit from the U.S. federal Section 199 domestic production activities deduction recognized in the current period.
Contractual Obligations
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at March 31, 2016 are $463.3 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company's business process outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at March 31, 2016 are $34.5 million through fiscal year 2024, the final year of the contract.

In July 2014, the Company entered into an agreement providing for a capital commitment of $7.5 million to be made by the Company into an equity method investment. During fiscal year 2015, the Company contributed $7.5 million to this investment. In June 2015, the Company entered into an agreement to provide an additional capital commitment of $1.8 million to this investment through December 31, 2015. In February 2016, the Company entered into an agreement to provide an additional capital commitment of $3.0 million to this investment through June 30, 2016. The Company contributed $3.3 million to this investment during the nine months ended March 31, 2016, and has a remaining commitment of $1.5 million at March 31, 2016.
In December 2015, the Company and Computer Associates, Inc. ("CA") entered into a Mainframe Software License agreement extension ("the CA Software License Agreement"), under which CA provides software that the Company uses in support of its data center operations. The CA Software License Agreement expires in March 2021. Commitments remaining under this agreement at March 31, 2016 are $33.4 million through fiscal year 2021, the final year of the contract.
Other Commercial Agreements
At March 31, 2016, the Company had $295.0 million of outstanding borrowings and unused available capacity of $455.0 million under the Fiscal 2015 Revolving Credit Facility.
The Company and certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at March 31, 2016.
Off-balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at March 31, 2016 or at June 30, 2015. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.
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
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2016 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our third fiscal quarter ended March 31, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans
January 1, 2016 - January 31, 2016	—	$—	—	9,847,794
February 1, 2016 - February 29, 2016	1,113,593	54.01	1,113,176	8,734,618
March 1, 2016 - March 31, 2016	462,015	56.77	438,338	8,296,280
Total	1,575,608	$54.82	1,551,514
_____________
(1) Includes 24,094 shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2) During the fiscal quarter ended March 31, 2016, the Company repurchased 1,551,514 shares of common stock at an average price per share of $54.80. At March 31, 2016, the Company had 8,296,280 shares available for repurchase under its share repurchase program. The share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and nine months ended March 31, 2016 and 2015, (ii) condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2016 and 2015, (iii) condensed consolidated balance sheets as of March 31, 2016 and June 30, 2015, (iv) condensed consolidated statements of cash flows for the nine months ended March 31, 2016 and 2015, and (v) the notes to the condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: May 5, 2016	By:	/s/ James M. Young
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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and nine months ended March 31, 2016 and 2015, (ii) condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2016 and 2015, (iii) condensed consolidated balance sheets as of March 31, 2016 and June 30, 2015, (iv) condensed consolidated statements of cash flows for the nine months ended March 31, 2016 and 2015, and (v) the notes to the condensed consolidated financial statements.