Form 10-K
period 2016-06-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2016-08-09
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2016
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 001- 33220

BROADRIDGE FINANCIAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-1151291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5 DAKOTA DRIVE, LAKE SUCCESS, NY	11042
(Address of principal executive offices)	(Zip code)
(516) 472-5400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.01 per share	New York Stock Exchange
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
Large Accelerated Filer  ☒     Accelerated Filer  ☐     Non-Accelerated Filer  ☐     Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value, as of December 31, 2015, of common stock held by non-affiliates of the registrant was approximately $6,317,208,951.
As of July 29, 2016, there were 118,277,847 shares of the registrant’s common stock outstanding (excluding 36,183,280 shares held in treasury), par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of June 30, 2016 are incorporated by reference into Part III.

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

•	changes in laws and regulations affecting Broadridge’s clients or the services provided by Broadridge;

•	any material breach of Broadridge security affecting its clients’ customer information;

•	declines in participation and activity in the securities markets;

•	the failure of our outsourced data center services provider to provide the anticipated levels of service;

•	a disaster or other significant slowdown or failure of Broadridge’s systems or error in the performance of Broadridge’s services;

•	overall market and economic conditions and their impact on the securities markets;

•	Broadridge’s failure to keep pace with changes in technology and the demands of its clients;

•	the ability to attract and retain key personnel;

•	the impact of new acquisitions and divestitures; and

•	competitive conditions.
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
Overview
Broadridge, a Delaware corporation, is a leading global provider of investor communications and technology-driven solutions to banks, broker-dealers, mutual funds and corporate issuers. Our services include investor and customer communications, securities processing, and data and analytics solutions. In short, we provide the infrastructure that helps the financial services industry operate. With over 50 years of experience, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities. We deliver a broad range of solutions that help our clients better serve their retail and institutional customers across the entire investment lifecycle, including pre-trade, trade, and post-trade processing functionality.
Our businesses operate in two reportable segments: Investor Communication Solutions and Global Technology and Operations. We serve a large and diverse client base across four client groups: capital markets, asset management, wealth management and corporations.
For capital markets firms, we help our clients lower costs and improve the effectiveness of their trade and account processing operations with support for middle- and back-office operations, administration, finance, and risk and compliance. For asset management firms, we support cross-asset, multi-currency investing across a range of brokers and executing venues from a single technology and operating solution. For wealth management firms, we provide advisors with tools to create a better investor experience, while also giving them a more streamlined, efficient, and effective process. And we help corporations manage every aspect of their shareholder communications-from registered and beneficial proxy processing, to annual meeting support and transfer agency services.
Investor Communication Solutions
We offer Bank/Broker-Dealer Investor Communication Solutions, Customer Communication Solutions, Corporate Issuer Solutions, Advisor Solutions and Mutual Fund and Retirement Solutions through this segment. A large portion of our Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. In fiscal year 2016, we processed approximately 80% of the outstanding shares in the United States (“U.S.”) in the performance of our proxy services. ProxyEdge®, our innovative electronic proxy delivery and voting solution for institutional investors and financial advisors, helps ensure the voting participation of the largest stockholders of many companies. We also provide the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help our clients meet their regulatory compliance needs.
We also provide customer communications, financial information distribution and transaction reporting services to financial services firms, corporations and mutual funds. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance our clients’ communications with investors and customers. All of these communications are delivered through print, electronic or digital channels. In fiscal year 2016, we processed over two billion investor and customer communications through a combination of print, electronic or digital channels. In addition, we provide corporations with registered proxy services as well as registrar, stock transfer and record-keeping services.
Our advisor solutions enable firms, financial advisors, wealth managers, and insurance agents to better engage with customers through cloud-based marketing and customer communication tools. Our marketing ecosystem integrates data, content and technology to drive new client acquisition and cross-sell opportunities through the creation of sales and educational content, including seminars and a library of financial planning topics as well as customizable advisor websites, search engine marketing and electronic and print newsletters. Our advisor solutions also help advisors optimize their practice management through customer and account data aggregation and reporting. We currently support approximately 100,000 professionals at more than 250 financial firms with our advisor solutions.
Our mutual fund and retirement solutions are a full range of tools for mutual funds, exchange traded fund (“ETF”) providers, and asset management firms. They include data-driven technology solutions for data management, analytics, investment accounting, marketing and customer communications. In addition, we provide mutual fund trade processing services for retirement providers, third party administrators, financial advisors, banks and wealth management professionals through our subsidiary, Matrix Financial Solutions, Inc. (“Matrix”).

Global Technology and Operations

We are the leading middle- and back-office securities processing platform for North American and global broker-dealers. We offer a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, reference data, reconciliations and accounting. Our services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. Provided on an application service provider (“ASP”) basis, our platform is a global market solution, clearing and settling in over 70 countries. Our multi-currency solutions support real-time global trading of equity, fixed income, mutual fund, foreign exchange, and exchange traded derivative securities in established and emerging markets. We process on average over $5 trillion in equity and fixed income trades per day of U.S. and Canadian securities.

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
In fiscal year 2011, we acquired three businesses in the Investor Communication Solutions segment. In August 2010, we acquired NewRiver, Inc. (“NewRiver”), a leader in mutual fund electronic investor disclosure solutions. In December 2010, we acquired Forefield, Inc. (“Forefield”), a leading provider of real-time sales, education and client communication solutions for financial institutions and their advisors. In January 2011, we acquired Matrix, a provider of mutual fund processing services for third party administrators, financial advisors, banks and wealth management professionals. Matrix’s back-office, trust, custody, trading and mutual fund and ETF settlement services are integrated into our product suite thereby strengthening Broadridge’s role as a provider of data processing and distribution channel solutions to the mutual fund industry.
The Company has also acquired businesses in the Global Technology and Operations segment. In fiscal year 2010, the Company acquired City Networks Ltd, a leading software and services provider of reconciliation, multi-asset process automation and operational risk management solutions to the global financial services industry. In fiscal year 2012, the Company acquired Paladyne Systems, Inc., now known as Broadridge Investment Management Solutions, a provider of buy-side technology solutions for the global investment management industry.

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
In fiscal year 2015, we completed the acquisitions of three businesses in the Investor Communication Solutions segment. In March 2015, we acquired Direxxis LLC (“Direxxis”), a provider of cloud-based marketing solutions and services for financial advisors. In April 2015, we acquired the trade processing business of the Wilmington Trust Retirement and Institutional Services unit of M&T Bank Corporation (“WTRIS”). This business has been combined with our mutual fund and ETF trade processing platform. In June 2016, we acquired the Fiduciary Services and Competitive Intelligence unit (“FSCI”) from Thomson Reuters’ Lipper division, now known as Broadridge Fund Information Services. This acquisition expanded the Company’s enterprise data and analytics solutions for mutual fund manufacturers, ETF issuers, and fund administrators, adding new global data and research capabilities.
Also in fiscal year 2015, we completed the acquisition of one business in the Global Technology and Operations segment. In December 2014, we acquired TwoFour Systems LLC (“TwoFour Systems”), now known as Broadridge FX and Liquidity Solutions, a provider of real-time foreign exchange solutions for capital market firms.
In fiscal year 2016, we acquired one business in each of the Investor Communication Solutions and Global Technology and Operations segments. In November 2015, we acquired QED Financial Systems, Inc. (“QED”), a provider of investment accounting solutions that serves public sector institutional investors. In June 2016, we acquired 4sight Financial Software Limited (“4sight Financial”), a global provider of securities financing and collateral management systems to financial institutions.
In July 2016, shortly after the end of the 2016 fiscal year, we completed the acquisition of the North American Customer Communications (“NACC”) business of DST Systems, Inc.  NACC is a leading provider of customer communication services including print and digital communication solutions, content management, postal optimization, and fulfillment. The NACC business will be integrated into our existing customer communications business and is now known as Broadridge Customer Communications.
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

Given the large number of Nominees involved in the beneficial proxy process resulting from the large number of beneficial shareholders, we play a unique, central and integral role in ensuring that the beneficial proxy process occurs without issue. Because it would be impracticable and would also increase the costs for companies to work with all of the Nominees through which their shares are held beneficially, companies work with us for the performance of all the tasks and processes necessary to ensure that proxy materials are distributed to all beneficial owners and that their votes are accurately reported.
Securities and Exchange Commission (the “SEC”) rules require public companies to reimburse Nominees for the expense of distributing stockholder communications to beneficial owners of securities held in street name. The reimbursement rates are set forth in the rules of self-regulatory organizations (“SROs”), including the New York Stock Exchange (“NYSE”). We bill public companies for the proxy services performed, collect the fees and remit to the Nominee its portion of the fees. In addition, the NYSE rules establish fees specifically for the services provided by intermediaries in the proxy process, such as Broadridge.
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
Segment revenues represented approximately 77%, 75%, and 74% of our total Revenues in fiscal years 2016, 2015, and 2014, respectively. These services include the following:
Bank/Broker-Dealer Investor Communication Solutions. We handle the entire proxy materials distribution and voting process for our capital markets clients on-line and in real-time, from coordination with third party entities to ordering, inventory maintenance, mailing, tracking and vote tabulation. We offer electronic proxy delivery services for the electronic delivery of proxy materials to investors and collection of consents; maintenance of a database that contains the delivery method preferences of our clients’ customers; posting of documents on the Internet; e-mail notification to investors notifying them that proxy materials are available; and proxy voting over the Internet, mobile devices and tablets. We also have the ability to combine stockholder communications for multiple stockholders residing at the same address which we accomplish by having ascertained the delivery preferences of investors. In addition, we provide a complete outsourced solution for the processing of international proxies. We also provide a complete reorganization communications solution to notify investors of reorganizations or corporate action events such as tender offers, mergers and acquisitions, bankruptcies, and class action lawsuits.

We provide institutional investors with a suite of services to manage the entire proxy voting process, including fulfilling their fiduciary obligations and meeting their reporting needs, such as ProxyEdge, our workflow solution that integrates ballots for positions held across multiple custodians and presents them under a single proxy. Voting can be instructed for the entire position, by account vote group or on an individual account basis either manually or automatically based on the recommendations of participating governance research providers. ProxyEdge also provides for client reporting and regulatory reporting. ProxyEdge can be utilized for meetings of U.S. and Canadian companies and for meetings in many non-North American countries based on the holdings of our global custodian clients. ProxyEdge is offered in several languages and there are currently approximately 5,600 ProxyEdge users worldwide
In addition, we offer our Mailbox products-Advisor Mailbox™ and Investor Mailbox®-which support and complement any investor communication strategy. Our Investor Mailbox solution provides the electronic delivery of investor communications to our clients’ websites, enabling investor access to regulatory delivery notices, day-to-day account and investment information and convenient response tools. Our Advisor Mailbox is an electronic communications platform for financial advisors that delivers immediate electronic access to the communications and documents sent to such advisors’ customers. Advisor Mailbox streamlines multiple communication paths for all investor-related documents into a single-visit portal that is integrated onto an advisor’s platform.
We also provide tax services to financial services firms that support their various daily workflows, supervisory control and client reporting requirements for information reporting (e.g., Forms 1099 and 1042-S), with a focus on securities and fund processing and clearance operations. Our tax data services provide tax content and data management, including securities tax classifications and reclassifications, calculations of original issue discount and other accrual and cost basis adjusting events. Our tax managed services provide technology and client reporting, including print and electronic distribution and archival.
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
Our Global Securities Class Action (“GSCA”) solution is a securities class action monitoring, notification, and filing service for broker-dealers, trust banks, hedge funds, mutual funds and the advisor markets. We currently have over 400 GSCA clients.
Customer Communication Solutions. We offer our capital markets, corporate and mutual fund clients with customer communications, financial information distribution and transaction reporting services to help them meet their regulatory compliance requirements and business needs including: prospectus fulfillment services; electronic prospectus services; PostEdge, our electronic document archival and electronic delivery solution for documents including trade confirmations, tax documents and account statements; marketing communications; imaging, archival and workflow solutions; and on-demand digital print services. In July 2016, shortly after the end of the 2016 fiscal year, we completed the acquisition of the NACC business of DST Systems, Inc.  NACC is a leading provider of customer communication services including print and digital communication solutions, content management, postal optimization, and fulfillment. The NACC business will be integrated into our existing customer communications business and is now known as Broadridge Customer Communications. The majority of the services we provide through this business are for capital markets and mutual fund clients. The acquisition of the NACC business adds clients in the healthcare industries, insurance, consumer finance, video/broadband, telecommunications, utilities, retail and other service industries.
Corporate Issuer Solutions. We are the largest processor and provider of investor communication solutions to public companies through the performance of beneficial proxy services for our bank and broker-dealer clients. We offer our corporate issuer clients many tools to facilitate their communications with investors such as Internet and telephone proxy voting, electronic delivery of corporate filings, and householding of communications to stockholders at the same address. One of our opportunities for growth in the Investor Communication Solutions segment involves serving corporate issuer clients in providing communications services to registered stockholders—that is, stockholders who do not hold their shares through a broker-dealer in street name and instead hold their shares directly on the books and records of the issuer. We also offer proxy services to non-North American corporate issuers in connection with their general and special meetings of stockholders. Our corporate issuer services include ShareLink®, which provides complete project management for the beneficial and registered proxy process.
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
In fiscal year 2014, we introduced Shareholder Data Services, a platform integrating three new capabilities for corporate issuers: an analytics engine for obtaining a comprehensive view of a company’s  shareholder base - both registered and beneficial shareholders; custom targeted communications for reaching discrete shareholder segments based on specific criteria; and response reporting for evaluating results of targeted reminder mailings to shareholders. Shareholder Data Services enables companies to better plan and prepare for the proxy process by leveraging information about historical patterns of shareholder participation and behavior in the design of communication strategies with targeted segments of shareholders. Companies can also monitor progress of their proxy voting and easily take action when voting requirements or voting thresholds are at risk. Combined with the ability to measure their shareholders’ response to communications, this product suite also enables companies to capture valuable aggregated voting behavior data as a basis for on-going investor communications initiatives.

To further complement our Shareholder Data Services, we introduced an Enhanced Packaging service for annual meeting materials for the 2015 proxy season.  Enhanced Packaging offers windowed envelope options enabling issuers to engage their shareholders before they even open the envelope through call-to-action messaging, product highlights or simply showcasing the annual report. Higher shareholder engagement through Enhanced Packaging creates opportunity for issuers to improve proxy voting participation as well as increase brand loyalty.

Advisor Solutions. We deliver business critical data, technology products and marketing services to financial advisors. We have created a suite of solutions through the acquisition of four businesses - Forefield, Emerald, Investigo and Direxxis. These solutions enable firms, financial advisors, wealth managers, and insurance agents to better engage with customers through cloud-based marketing and customer communication tools. Our marketing ecosystem integrates data, content and technology to drive new client acquisition and cross-sell opportunities through the creation of sales and educational content, including seminars and a library of financial planning topics as well as customizable advisor websites, search engine marketing and electronic and print newsletters. Our advisor solutions also help advisors optimize their practice management through customer and account data aggregation and reporting.

Our advisor solutions provide financial planning knowledge that enables timely, accurate and meaningful communications among financial institutions, advisors and their customers. We have expanded our services portfolio to leverage our industry leading financial content for use by financial services firms in their social media content libraries. We continue to develop new applications that further the goal of creating timely, accurate and meaningful communications for both advisors and their customers. For example, our Women’s Resource Center, which contains a broad selection of content for both the advisor and their customer, focuses specifically on the requirements and challenges faced by women investors.

Our data aggregation solution helps advisors manage and build client relationships by providing customer account data aggregation, performance reporting, household grouping, automated report creation, document storage, and integration with popular financial planning and productivity applications.

In addition, our advisor solutions enable financial institutions and their advisors to advise, educate and communicate with their customers and prospects through mobile-responsive, content-rich websites, print and digital newsletters, comprehensive and topic-specific seminars, targeted email marketing, and direct mail services to invite clients to seminars and other events.

We also provide data-driven, cloud-based marketing solutions to broker-dealers, financial advisors, insurers and other firms with large distributed salesforces. Our marketing operations and automation platform enables firms to manage marketing activities efficiently across field offices and branch locations using consistent standards. The platform provides unique data and analytical capabilities designed to increase marketing and sales effectiveness.
Mutual Fund and Retirement Solutions. We provide a full range of tools that enable mutual funds to communicate with large audiences of investors efficiently, reliably, and often with substantial cost savings. Our solutions allow mutual funds to centralize all investor communications through one resource. We also provide printing and mailing of regulatory reports, prospectuses and proxy materials, as well as proxy solicitation services. In addition, we distribute marketing communications and informational materials and create on-demand enrollment materials for mutual fund investors and retirement plan providers. Our position in the industry enables us to manage the entire communications process with both registered and beneficial stockholders. Our Data Aggregation and Analysis platform provides comprehensive data gathering and data management solutions. Our software is delivered as a service and assists mutual funds and investment managers in processing commission and distribution payments, calculating fee revenue, monitoring their compliance with regulatory requirements, and assembling shareholder and intermediary data in a form to better drive their sales strategy and marketing programs. Our financial accounting solution provides private and public asset managers with software tools to effectively manage their revenue and expenses.
In fiscal year 2015, we expanded our suite of enterprise data and analytics solutions for mutual fund manufacturers, ETF issuers, and fund administrators, and added new global data and research capabilities with the acquisition of the FSCI business from Thomson Reuters’ Lipper division, now known as Broadridge Fund Information Services.
In addition, we provide mutual fund processing services for third party administrators, financial advisors, banks and wealth management professionals through our subsidiary, Matrix. Our back-office, trust, custody, trading and mutual fund and ETF settlement services are integrated into our product suite, thereby strengthening our role as a provider of data processing and distribution channel solutions to the mutual fund industry. In fiscal year 2015, we expanded the Matrix retirement solutions offering through the acquisition of the trade processing business of M&T Bank Corporation’s WTRIS unit.
We recently expanded our offerings to provide asset managers with investment accounting solutions in fiscal year 2016 with the acquisition of QED. QED complements the front- and back- office solutions that we provide to the global asset management community including; portfolio management, data and analytics, revenue and expense management, trade processing and shareholder communication solutions.
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
Our Global Technology and Operations business provides services that automate the transaction lifecycle of equity, mutual fund, fixed income, and option securities trading operations, from order capture and execution through trade confirmation, settlement, custody and accounting. Our services facilitate the automation of straight-through-processing operations and enable financial institutions and investment managers to efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With our multi-currency capabilities, we support trading activities on a global basis.
Our Broadridge Investment Management Solutions business provides buy-side technology solutions for the global investment management industry. Broadridge Investment Management Solutions provides front-, middle-, and back-office solutions such as order management, data warehousing, reporting, reference data management, risk management and portfolio accounting to hedge funds, investment managers and the providers that service this space (prime brokers, hedge fund administrators and custodians).  The client base for these services includes start-up or emerging managers through some of the largest global hedge fund complexes and global administrators. We have integrated our business process outsourcing expertise with Broadridge Investment Management Solutions to offer a set of managed services to the buy-side of the industry. The Broadridge Investment Management Solutions business has enhanced the asset classes we service and expanded our global footprint and market coverage.
In fiscal year 2015, we acquired TwoFour Systems, now known as Broadridge FX and Liquidity Solutions, a provider of real-time foreign exchange solutions for banks and broker-dealers, to address the rising demand for advanced foreign exchange and cash management technology among financial institutions.
In fiscal year 2016, we acquired 4sight Financial, a global provider of securities financing and collateral management systems to financial institutions. 4sight Financial will be integrated as part of Broadridge Securities Financing and Collateral Management solutions, helping our clients optimize financing decisions across different asset categories, automate the securities financing lifecycle and control risk.
Segment revenues represented approximately 25%, 26%, and 27% of our total Revenues in fiscal years 2016, 2015, and 2014, respectively. These services include the following:
North American Securities Processing Solutions. We provide a set of sophisticated, multi-currency systems that support real-time processing of securities transactions in North American equities, options, fixed income securities, and mutual funds. Brokerage Processing Services (“BPS”) is our core multi-currency back-office processing system that supports real-time processing of primarily equity and option transactions in the U.S. markets. BPS handles everything from order management to clearance, settlement and custody, and assists our clients in meeting their regulatory reporting and other back-office requirements. BPS is provided on an ASP basis. We also offer a version of BPS for processing Canadian securities. In addition to our BPS offering, we provide specialized transaction processing tools and services for small to mid-market financial firms in Canada. We also provide state-of-the-art fixed income transaction processing capabilities to support clearance, settlement, custody, P&L reporting and regulatory reporting. These transaction processing services are completed by front- and middle-office solutions for wealth management tools, reconciliations, securities lending, reference data management, and enterprise workflow management.
International Securities Processing Solutions. We provide advanced real-time, multi-currency post-trade processing solutions to support the processing of a broad range of equity, fixed income, foreign exchange and exchange traded derivative securities for global financial institutions. We primarily offer these services on an ASP basis and support clearance and settlement activities in over 70 countries with direct connectivity solutions in the major markets. These transaction processing services are complemented by our middle-office solutions for reconciliations, reference data management and enterprise workflow management. Our solutions can be deployed as a complete post-trade service as well as components within the architecture of financial institutions.
In 2013, we entered a strategic alliance with Accenture plc (“Accenture”) and launched Accenture Post-Trade Processing, combining Accenture’s global business process outsourcing capabilities and global capital markets industry expertise with Broadridge’s leading post-trade securities processing technology. The solution provides post-trade processing and technology services to support settlement, books and records, asset servicing, operational management and control, real-time data access and administrative accounting. It is designed to help banks operating in Europe and the Asia Pacific region reduce post-trade processing costs, adapt to new regulations and technology, and quickly and efficiently launch new products and enter new markets.
Managed Services Solution. We also provide business process outsourcing services that are known as our Managed Services solution, which supports the operations of our clients’ businesses including their securities clearing, record-keeping, and custody-related functions. Our clients execute and clear their securities transactions and engage us to perform a number of related administrative back-office functions, such as record-keeping and reconciliations. In this capacity, we are not the broker-dealer of record.
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
Clients
We serve a large and diverse client base across four client groups: capital markets, asset management, wealth management and corporations. Our clients in the financial services industry include retail and institutional brokerage firms, global banks, mutual funds, asset managers, insurance companies, annuity companies, institutional investors, specialty trading firms, clearing firms, third party administrators, hedge funds, and financial advisors. Our corporate clients are typically publicly held companies.
In fiscal year 2016, we:

•	processed approximately 80% of the outstanding shares in the U.S. in the performance of our proxy services;

•	processed over two billion investor and customer communications through either print, electronic or digital channels; and

•	processed on average over $5 trillion in equity and fixed income trades per day of U.S. and Canadian securities.
Currently, 18 of the 23 primary dealers of fixed income securities in the U.S. are our clients.
In fiscal year 2016, we derived approximately 25% of our consolidated revenues from five clients. Our largest single client accounted for approximately 7% of our consolidated revenues.
Competition
We operate in a highly competitive industry. Our Investor Communication Solutions business competes with companies that provide investor communication and corporate governance solutions including transfer agents who handle communication services to registered (non-beneficial) securities holders, proxy advisory firms, proxy solicitation firms and other proxy services providers. We also face competition from numerous firms in the compiling, printing and distribution of transaction confirmations, account statements and other customer communications. Our Global Technology and Operations business principally competes with brokerage firms that perform their trade processing in-house, and with numerous other outsourcing vendors. Our back-office support services offered through this segment also compete with very large financial institutions that manage their own back-office record-keeping operations. In many cases, clients engage us only to perform certain functions, such as back-office processing, and do not outsource their other functions such as clearing operations support that we would also perform for them.

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
To further demonstrate our commitment to maintaining the highest levels of quality service, information security, and client satisfaction within an environment that fosters continual improvement, most of our business units and our core applications and facilities for the provision of many services including our proxy services, U.S. equity and fixed income securities processing services, and IBM’s data centers, are International Organization for Standardization (“ISO”) 27001 certified. This security standard specifies the requirements for establishing, implementing, operating, monitoring, reviewing, maintaining and improving a documented Information Security Management System within the context of the organization’s overall business risks. It specifies the requirements for the implementation of security controls customized to the needs of individual organizations. This standard addresses confidentiality, access control, vulnerability, business continuity, and risk assessment. Additionally, Broadridge is utilizing the National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity (the “NIST Framework”) issued by the U.S. government in 2014, as a guideline to manage our cybersecurity-related risk. The NIST Framework outlines 98 information security measures over five functions - Identify, Protect, Detect, Respond and Recover. Also, our operations facilities are ISO 9001:2000 certified.
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
Employees
At June 30, 2016, we had approximately 8,000 employees. On July 1, 2016, shortly after the end of the 2016 fiscal year, we closed the NACC acquisition, bringing the current total number of employees to approximately 10,000. None of our employees are subject to collective bargaining agreements governing their employment with our company. We believe that our employee relations are good.
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
Certain aspects of our U.S. operations are subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council (“FFIEC”), an interagency body of the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration and various state regulatory authorities, under its regulatory authority to examine financial institutions’ technology service providers.  Periodic examinations by the FFIEC generally include areas such as data privacy, disaster recovery, information security, and third party vendor management to identify potential risks related to our services that could adversely affect our banking and financial services clients.
Our business process outsourcing and mutual fund processing services are performed by a broker-dealer, Broadridge Business Process Outsourcing, LLC (“BBPO”). BBPO is registered with the SEC, is a member of FINRA and is required to participate in the Securities Investor Protection Corporation (“SIPC”). Although BBPO’s FINRA membership agreement allows it to engage in clearing, and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. BBPO is subject to regulations concerning many aspects of its business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of its business or disqualification of its directors, officers or employees. Recently, there has been increased regulatory scrutiny of the securities industry including the outsourcing by firms of their operations or functions. This oversight could result in the future enactment of more restrictive laws or rules with respect to business process outsourcing. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”), which requires BBPO to maintain a minimum net capital amount. At June 30, 2016, BBPO was in compliance with this capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires that BBPO maintain a minimum net capital amount. At June 30, 2016, BBPO was in compliance with this capital requirement.
In addition, Matrix Trust Company, a subsidiary of Matrix (“Matrix Trust Company”), is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and other state regulators where it does business, as well as the National Securities Clearing Corporation. Specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At June 30, 2016, Matrix Trust Company was in compliance with its capital requirements.

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

Privacy and Information Security Regulations

The processing and transfer of personal information is required to provide our services. Data privacy laws and regulations in the U.S. and foreign countries apply to the collection, transfer, use, storage, and destruction of personal information. In the U.S., our financial institution clients are required to comply with privacy regulations imposed under the Gramm-Leach-Bliley Act. As a provider of services to financial institutions, we are required to comply with the privacy regulations and are bound by the same limitations on disclosure of the information received from our clients as apply to the financial institutions themselves. We also perform services for healthcare companies in our customer communications business and are, therefore, subject to compliance with laws and regulations regarding healthcare information, including in the U.S., the Health Insurance Portability and Accountability Act of 1996. In addition, federal and state privacy and information security laws, and consumer protection laws, which apply to businesses that collect or process personal information, also apply directly to our businesses.

Privacy laws and regulations may require notification to affected individuals, federal and state regulators, and consumer reporting agencies in the event of a security breach that results in unauthorized access to or disclosure of certain personal information. Privacy laws outside the U.S. may be more restrictive and may require different compliance requirements than U.S. laws and regulations, and may impose additional duties on us in the performance of our services.

There has been increased public attention regarding the use of personal information and data transfer, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop and the changing nature of privacy laws in the U.S., the European Union and elsewhere could impact our processing of personal information of our employees and on behalf of our clients. While we believe that Broadridge is compliant with its regulatory responsibilities, information security threats continue to evolve resulting in increased risk and exposure. In addition, legislation, regulation, litigation, court rulings, or other events could expose Broadridge to increased costs, liability, and possible damage to our reputation.

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
Segment and Geographic Area Financial Information
You can find financial information regarding our reportable segments and our geographic areas in Note 17, “Financial Data By Segment” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K.
Available Information
Our headquarters are located at 5 Dakota Drive, Lake Success, New York 11042, and our telephone number is (516) 472-5400.
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

In fiscal year 2016, we derived approximately 25% of our consolidated revenues from our five largest clients and approximately 59% of the revenues of our Global Technology and Operations segment from the 15 largest clients in that segment. Our largest single client accounted for approximately 7% of our consolidated revenues. While these clients generally work with multiple business segments, the loss of business from any of these clients due to merger or consolidation, financial difficulties or bankruptcy, or the termination or non-renewal of contracts would have a material adverse effect on our revenues and results of operations. Also, in the event a client experiences financial difficulties or bankruptcy resulting in a reduction in their demand for our services or loss of the client’s business, in addition to losing the revenue from that client, the Company would be required to write-off any investments made by the Company in connection with that client, including costs incurred to set up or convert a client’s systems to function with our technology. Such costs for all clients represented approximately 5% of the Company’s total assets as of June 30, 2016.
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
Our Investor Communication Solutions and Global Technology and Operations businesses are generally not directly subject to compliance with laws and regulations that are specifically applicable to financial institutions. However, as a provider of services to financial institutions and issuers of securities, our services are provided in a manner designed to assist our clients in complying with the laws and regulations to which they are subject. Therefore, our services are particularly sensitive to changes in laws and regulations governing our clients and the securities markets.
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
Certain aspects of our U.S. operations are subject to regulatory oversight and examination by the FFIEC under its regulatory authority to examine financial institutions’ technology service providers. Periodic examinations by the FFIEC generally include areas such as data privacy, disaster recovery, information security, and third party vendor management to identify potential risks related to our services that could adversely affect our banking and financial services clients. A sufficiently unfavorable review from the FFIEC could have a material adverse effect on our business.

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
As a provider of data and business processing solutions, our systems contain a significant amount of sensitive data, including personal information, related to our clients, customers of our clients, and our employees. We are, therefore, subject to compliance obligations under federal, state and foreign privacy and information security laws, including in the U.S., the Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996. There has been increased public attention regarding the use of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop, the number of jurisdictions adopting such laws continues to increase and these laws may be inconsistent from jurisdiction to jurisdiction. Furthermore, the changing nature of privacy laws in the U.S., the European Union and elsewhere could impact our processing of personal information of our employees and on behalf of our clients. While we believe that Broadridge is compliant with its regulatory responsibilities, information security threats continue to evolve resulting in increased risk and exposure and increased costs to protect against the threat of information security breaches or to respond to or alleviate problems caused by such breaches.
Security breaches or cybersecurity attacks could adversely affect our ability to operate, could result in personal information being misappropriated, and may cause us to be held liable or suffer harm to our reputation.
We process and transfer personal information provided to us by our clients, which include financial institutions, public companies, mutual funds, and healthcare providers. We also handle personal information of our employees in connection with their employment. We maintain systems and procedures including encryption, authentication technology, data loss prevention technology, entitlement management, access control and anti-malware software, and transmission of data over private networks to protect against unauthorized access to physical and electronic information, including by cyber-attacks. In certain circumstances, third party vendors such as our data center services provider may have access to personal information. It is also possible that a third party vendor could intentionally or inadvertently disclose personal information, and we require our key third party vendors to have appropriate security controls if they have access to the personal information of our clients’ customers. However, despite those safeguards, it is possible that unauthorized individuals could improperly access our systems or those of our vendors, or improperly obtain or disclose the personal information that we or our vendors process or handle.
Many of our services are provided through the Internet which increases our exposure to potential cybersecurity attacks. We have experienced cybersecurity threats to our information technology infrastructure and have experienced cyber-attacks, attempts to breach our systems and other similar incidents. Such prior events have not had a material impact on our financial condition, results of operations or liquidity. However, future threats could cause harm to our business and our reputation and challenge our ability to provide reliable service, as well as negatively impact our results of operations materially. Our insurance coverage may not be adequate to cover all the costs related to cybersecurity attacks or disruptions resulting from such events.
Any security breach resulting in the unauthorized use or disclosure of certain personal information could put individuals at risk of identity theft and financial or other harm and result in costs to the Company in investigation, remediation, legal defense and in liability to parties who are financially harmed. We may incur significant costs to protect against the threat of information security breaches or to respond to or alleviate problems caused by such breaches. For example, laws may require notification to regulators, clients or employees and credit monitoring or identity theft protection in the event of a privacy breach. A cybersecurity attack could also be directed at our systems and result in interruptions in our operations or delivery of services to our clients and their customers. Furthermore, a material security breach could cause us to lose revenues, lose clients or cause damage to our reputation.

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

•
integration: managing the complex process of integrating the acquired company’s people, products, technology, and other assets, and converting their financial, information security, privacy and other systems and controls to meet our standards, so as to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition; and

•	legacy issues: protecting against actions, claims, regulatory investigations, losses, and other liabilities related to the predecessor business.
Also, the process of integrating these businesses may disrupt our business and divert our resources. These risks may arise for a number of reasons including, for example:

•	finding suitable businesses to acquire at affordable valuations or on other acceptable terms;

•	competition for acquisitions from other potential acquirors;

•	incurring unforeseen obligations or liabilities in connection with such acquisitions;

•	devoting unanticipated financial and management resources to an acquired business;

•	borrowing money from lenders or selling equity or debt securities to the public to finance future acquisitions on terms that may be adverse to us;

•	loss of clients of the acquired business;

•	entering markets where we have minimal prior experience; and

•	experiencing decreases in earnings as a result of non-cash impairment charges.
In addition, international acquisitions often involve additional or increased risks including, for example:

•	geographically separated organizations, systems, and facilities;

•	integrating personnel with diverse business backgrounds and organizational cultures;

•	complying with foreign regulatory requirements;

•	enforcing intellectual property rights in some foreign countries; and

•	general economic and political conditions.
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
In the normal course of business, our mutual fund and exchange traded fund processing services involve the settlement of transactions on behalf of our customers and third parties. With these activities, we may be exposed to risk in the event our clients, or other broker-dealers, banks, clearing organizations, or depositories are unable to fulfill contractual obligations.
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
We operate our business from 63 facilities. We own a 20,000 square foot facility in Mount Laurel, New Jersey, where we perform certain product development functions.  We lease three facilities in Edgewood, New York, with a combined space of 643,065 square feet which are used in connection with our Investor Communication Solutions business. We lease space at 59 additional locations, subject to customary lease arrangements, including a facility in Lake Success, New York, that serves as our corporate headquarters. Our leases expire on a staggered basis. We believe our facilities are currently adequate for their intended purposes and are adequately maintained.

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
Our common stock began trading “regular way” on the NYSE under the symbol “BR” on April 2, 2007. There were 12,305 stockholders of record of the Company’s common stock as of July 29, 2016. This figure excludes an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low closing prices of the Company’s common stock on the NYSE as well as the cash dividends per share of common stock declared during the fiscal quarters indicated:

Common Stock Market Price	High	Low	Dividends Declared
Fiscal Year 2016
First Quarter	$57.13	$50.61	$0.30
Second Quarter	59.90	52.57	0.30
Third Quarter	59.31	49.64	0.30
Fourth Quarter	65.36	58.52	0.30
Fiscal Year 2015
First Quarter	$43.19	$39.88	$0.27
Second Quarter	46.54	39.11	0.27
Third Quarter	55.01	44.92	0.27
Fourth Quarter	55.53	50.01	0.27
Dividend Policy
We expect to pay cash dividends on our common stock. On August 8, 2016, our Board of Directors increased our quarterly cash dividend by $0.03 per share to $0.33 per share, an increase in our annual dividend amount from $1.20 to $1.32 per share. However, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
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
Performance Graph
The following graph compares the cumulative total return on Broadridge common stock from June 30, 2011 to June 30, 2016, with the comparable cumulative return of the: (i) S&P 500 Index, (ii) S&P 400 MidCap Index, and (iii) S&P 400 Information Technology Index. The graph assumes $100 was invested on June 30, 2011 in our common stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock.
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

	June 30, 2011	June 30, 2012	June 30, 2013	June 30, 2014	June 30, 2015	June 30, 2016
Broadridge Financial Solutions. Inc. Common Stock Value	$100.00	$91.01	$117.11	$187.73	$230.69	$307.26
S&P 500 Index Value	$100.00	$105.44	$127.14	$158.41	$170.16	$176.94
S&P 400 MidCap Index Value	$100.00	$97.65	$122.16	$152.94	$162.70	$164.86
S&P 400 Information Technology Index Value	$100.00	$91.61	$104.09	$129.75	$144.17	$139.74
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our fourth fiscal quarter ended June 30, 2016:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2016 – April 30, 2016	383,526	(1)	$59.42	—	8,296,280
May 1, 2016 – May 31, 2016	—		—	—	8,296,280
June 1, 2016 – June 30, 2016	—		—	—	8,296,280
Total	383,526		$—	—

(1)	Represents shares purchased from employees to pay taxes related to the vesting of restricted stock units.

(2)
During the fiscal quarter ended June 30, 2016, the Company did not repurchase shares of common stock under its share repurchase program. At June 30, 2016, there were 8,296,280 shares remaining available for repurchase under its share repurchase program. The share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

ITEM 6.	Selected Financial Data

The following selected financial data is derived from our Consolidated Financial Statements and should be read in conjunction with our Consolidated Financial Statements, the accompanying Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

	Years Ended June 30,
	2016	2015	2014	2013	2012
	(in millions, except for per share amounts)
Statements of Earnings Data
Revenues	$2,897.0	$2,694.2	$2,558.0	$2,430.8	$2,303.5
Operating income (a)	500.3	466.9	418.2	337.1	212.4
Earnings from continuing operations before income taxes	468.9	438.9	395.5	323.2	200.9
Net earnings from continuing operations	307.5	287.1	263.0	212.1	125.0
Net earnings	307.5	287.1	263.0	212.1	123.6
Basic earnings per share from continuing operations (b)	$2.60	$2.39	$2.20	$1.74	$1.01
Diluted earnings per share from continuing operations (b)	$2.53	$2.32	$2.12	$1.69	$0.98
Basic Weighted-average shares outstanding	118.3	119.9	119.6	121.9	124.1
Diluted Weighted-average shares outstanding	121.6	124.0	124.1	125.4	127.5
Cash dividends declared per common share	$1.20	$1.08	$0.84	$0.72	$0.64

	June 30,
	2016	2015	2014	2013	2012
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$727.7	$324.1	$347.6	$266.0	$320.5
Total current assets	1,289.1	861.4	880.6	807.0	777.4
Property, plant and equipment, net	112.2	97.3	88.3	80.9	79.0
Total assets	2,879.8	2,368.1	2,192.1	2,018.2	1,987.6
Total current liabilities	693.0	508.9	484.4	469.5	410.3
Long-term debt, excluding current portion	897.6	689.4	524.1	524.5	524.4
Total liabilities	1,834.3	1,440.3	1,230.4	1,202.2	1,137.1
Total stockholders’ equity	1,045.5	927.8	961.7	816.0	850.5

(a)
Effective in the first quarter of fiscal year 2016, we have revised our presentation in the Consolidated Statements of Earnings to separately present Operating expenses, Operating income, and Non-operating expenses, net.

(b)
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
This discussion summarizes the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal years ended June 30, 2016, 2015, and 2014 and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words such as “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results, performance or achievements may differ materially from the results discussed in this Item 7 because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” and “Risk Factors” included in Item 1 of this Annual Report on Form 10-K.
DESCRIPTION OF THE COMPANY AND BUSINESS SEGMENTS

Broadridge, a Delaware corporation, is a leading global provider of investor communications and technology-driven solutions to banks, broker-dealers, mutual funds and corporate issuers. Our services include investor and customer communications, securities processing, and data and analytics solutions. In short, we provide the infrastructure that helps the financial services industry operate. With over 50 years of experience, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities. We deliver a broad range of solutions that help our clients better serve their retail and institutional customers across the entire investment lifecycle, including pre-trade, trade, and post-trade processing functionality.
Our businesses operate in two reportable segments: Investor Communication Solutions and Global Technology and Operations. We serve a large and diverse client base across four client groups: capital markets, asset management, wealth management and corporations.
Investor Communication Solutions
Our Bank/Broker-Dealer Investor Communication Solutions, Customer Communication Solutions, Corporate Issuer Solutions, Advisor Solutions and Mutual Fund and Retirement Solutions are provided by the Investor Communication Solutions segment. A large portion of our Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge®, our innovative electronic proxy delivery and voting solution for institutional investors and financial advisors, helps ensure the participation of the largest stockholders of many companies. We also provide the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help our clients meet their regulatory compliance needs.
We also provide customer communications, financial information distribution and transaction reporting services to financial services firms, corporations and mutual funds. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance our clients’ communications with investors and customers. All of these communications are delivered through print, electronic or digital channels. In addition, we provide corporations with registered proxy services as well as registrar, stock transfer and record-keeping services.

Our advisor solutions enable firms, financial advisors, wealth managers, and insurance agents to better engage with customers through cloud-based marketing and customer communication tools. Our marketing ecosystem integrates data, content and technology to drive new client acquisition and cross-sell opportunities through the creation of sales and educational content, including seminars and a library of financial planning topics as well as customizable advisor websites, search engine marketing and electronic and print newsletters. Our advisor solutions also help advisors optimize their practice management through customer and account data aggregation and reporting.
Our mutual fund and retirement solutions are a full range of tools for mutual funds, exchange traded fund (“ETF”) providers, and asset management firms. They include data-driven technology solutions for data management, analytics, investment accounting, marketing and customer communications. In addition, we provide mutual fund trade processing services for retirement providers, third party administrators, financial advisors, banks and wealth management professionals through our subsidiary, Matrix Financial Solutions, Inc. (“Matrix”).
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
During the fiscal year ended June 30, 2016, the Company acquired the following business in the Investor Communication Solutions segment:
QED Financial Systems, Inc.
In November 2015, Broadridge acquired QED Financial Systems, Inc. (“QED”), a provider of investment accounting solutions that serves public sector institutional investors. The aggregate purchase price was $15.5 million, consisting of $13.3 million of cash payments, a $1.5 million note payable to the sellers that will be settled in the future, as well as a contingent consideration liability with an acquisition date fair value of $0.7 million.
During the fiscal year ended June 30, 2016, the Company acquired the following business in the Global Technology and Operations segment:
4sight Financial Software Limited
In June 2016, Broadridge acquired 4sight Financial Software Limited (“4sight Financial”), a global provider of securities financing and collateral management systems to financial institutions. The aggregate purchase price was $38.3 million, consisting of $36.0 million of cash payments, as well as a contingent consideration liability with an initial estimated acquisition date preliminary fair value of $2.4 million. As of June 30, 2016, the 4sight Financial purchase price allocation has not yet been finalized, specifically the fair value of the contingent consideration liability.
During the fiscal year ended June 30, 2015, the Company acquired the following businesses in the Investor Communication Solutions segment:
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
During the fiscal year ended June 30, 2015, the Company acquired the following business in the Global Technology and Operations segment:
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
During the fiscal year ended June 30, 2014, the Company acquired the following businesses in the Investor Communication Solutions segment:
Bonaire Software Solutions, LLC
In July 2013, the Company acquired Bonaire Software Solutions, LLC, a leading provider of fee calculation, billing, and revenue and expense management solutions for asset managers including institutional asset managers, wealth managers, mutual funds, bank trusts, hedge funds and capital markets firms. The aggregate purchase price was $37.6 million, consisting of $37.1 million of cash payments as well as a contingent consideration liability with an acquisition date fair value of $0.5 million.

Emerald Connect, LLC
In February 2014, the Company acquired Emerald Connect LLC (“Emerald”), a leading provider of websites and related communications solutions for financial advisors. The purchase price was $59.8 million, net of cash acquired.
BASIS OF PRESENTATION
The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). These financial statements present the consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under either the cost or equity methods of accounting. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding.
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
Effective in the first quarter of fiscal year 2016, we have revised our presentation in the Consolidated Statements of Earnings to separately present Operating expenses, Operating income, and Non-operating expenses, net. Previously, we reported Other expenses, net, as part of Total expenses and did not separately present Operating income in our Consolidated Statements of Earnings. All prior period information has been conformed to the current period presentation. See Note 4, “Non-Operating Expenses, Net,” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for details of the Company’s Non-operating expenses, net and Note 18, “Quarterly Financial Results (Unaudited),” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for details of the Company’s Operating income.
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
Goodwill. We review the carrying value of all our goodwill by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate a possible impairment. When determining fair value of a reporting unit, we utilize the income approach which considers future cash flows using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the particular business’ weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows, the weighted-average cost of capital and the terminal value growth rate assumptions. The weighted-average cost of capital takes into account the relative weight of each component of our consolidated capital structure (equity and long-term debt). Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-range planning process. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. We had $999.3 million of goodwill as of June 30, 2016. Given the significance of our goodwill, an adverse change to the fair value of one of our reporting units could result in an impairment charge, which could be material to our earnings.
The Company performs a sensitivity analysis under Step 1 of the goodwill impairment test assuming hypothetical reductions in the fair values of our reporting units. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in our calculations of the fair values of the reporting units would not result in an impairment of our goodwill.
Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). The Company is subject to regular examination of its income tax returns by the U.S. federal, state and foreign tax authorities. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements. As of June 30, 2016, we had estimated foreign net operating loss carryforwards of approximately $13.7 million, of which $1.2 million expires in 2017 through 2027, and $12.5 million which has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $31.4 million, which expire in 2017 through 2030.
Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $9.8 million and $9.2 million at June 30, 2016 and 2015, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income requires significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.
Share-based Payments. Accounting for stock-based compensation requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock options issued by using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Determining these assumptions are subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock options. A hypothetical change of five percentage points applied to the volatility assumption used to determine the fair value of the fiscal year 2016 stock option grants would result in approximately a $1.5 million change in total pre-tax stock-based compensation expense for the fiscal year 2016 grants, which would be amortized over the vesting period. A hypothetical change of one year in the expected life assumption used to determine the fair value of the fiscal year 2016 stock option grants would result in approximately a $0.4 million change in the total pre-tax stock-based compensation expense for the fiscal year 2016 grants, which would be amortized over the vesting period. A hypothetical change of one percentage point in the forfeiture rate assumption used for the fiscal year 2016 stock option grants would result in approximately a $0.1 million change in the total pre-tax stock-based compensation expense for the fiscal year 2016 grants, which would be amortized over the vesting period. A hypothetical one-half percentage point change in the dividend yield assumption used to determine the fair value of the fiscal year 2016 stock option grants would result in approximately a $0.6 million change in the total pre-tax stock-based compensation expense for the fiscal year 2016 grants, which would be amortized over the vesting period.
RESULTS OF OPERATIONS
The following discussions of Analysis of Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the fiscal year ended June 30, 2016 compared to the fiscal year ended June 30, 2015, and the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014. The Analysis of Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Consolidated Statements of Earnings.
The following references are utilized in the discussions of Analysis of Consolidated Statements of Earnings and Analysis of Reportable Segments:
“Acquisition Amortization and Other Costs” represents amortization expenses associated with acquired intangible assets as well as certain integration and other transaction costs associated with the Company’s acquisition activities.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. During fiscal year 2016, mutual fund proxy fee revenues were 22% higher than the prior fiscal year while during fiscal years 2015 and 2014, mutual fund proxy revenues were 2% lower and 31% higher than the prior fiscal year, respectively. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
Distribution revenues primarily include revenues related to the physical mailing of proxy materials, interim communications, transaction reporting, customer communications and fulfillment services as well as Matrix administrative services.
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
The Company tracks actual revenues achieved during the first year that the client contract is fully implemented and compares this to the amount that was included in the Company’s previously reported closed sales amount. The Company adjusts the current year closed sales amount for differences between the prior years' reported closed sales amount and the actual revenues achieved in the first year of the applicable contract. Closed sales were adjusted by $(10.5) million, $(2.9) million and $(1.0) million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.
ANALYSIS OF CONSOLIDATED STATEMENTS OF EARNINGS
Fiscal Year 2016 Compared to Fiscal Year 2015
The table below presents Consolidated Statements of Earnings data for the fiscal years ended June 30, 2016 and 2015, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2016	2015	Change
			($)	(%)
	(in millions, except for per share amounts)
Revenues	$2,897.0	$2,694.2	$202.8	8
Operating expenses:
Cost of revenues	1,975.9	1,828.2	147.7	8
Selling, general and administrative expenses	420.9	399.1	21.8	5
Total operating expenses	2,396.8	2,227.3	169.5	8
Operating income	500.3	466.9	33.4	7
Margin	17.3%	17.3%		—	pts
Non-operating expenses, net	31.4	28.0	3.4	12
Earnings before income taxes	468.9	438.9	30.0	7
Provision for income taxes	161.4	151.8	9.6	6
Effective tax rate	34.4%	34.6%		(0.2)	pts
Net earnings	$307.5	$287.1	$20.4	7
Basic earnings per share	$2.60	$2.39	$0.21	9
Diluted earnings per share	$2.53	$2.32	$0.21	9
Revenues. Revenues for the fiscal year ended June 30, 2016 were $2,897.0 million, an increase of $202.8 million, or 8%, compared to $2,694.2 million for the fiscal year ended June 30, 2015. The $202.8 million increase was driven by: (i) increased recurring fee revenues of $154.7 million or 9% increase; (ii) increased distribution revenues of $54.4 million or 7% increase; (iii) increased event-driven fee revenues of $26.6 million or 15% increase, partially offset by (iv) fluctuations in foreign currency denominated revenues that negatively impacted revenues by $32.9 million. The higher recurring fee revenues of $154.7 million reflected gains from Net New Business (4pts), contributions from acquisitions (3pts) and internal growth (1pt). The higher distribution revenues of $54.4 million include $19.3 million from acquisitions.
Closed sales for the fiscal year ended June 30, 2016 were $150.9 million, an increase of $4.5 million, or 3%, compared to $146.4 million for the fiscal year ended June 30, 2015.
Total operating expenses. Total operating expenses for the fiscal year ended June 30, 2016 were $2,396.8 million, an increase of $169.5 million, or 8%, compared to $2,227.3 million for the fiscal year ended June 30, 2015.
Cost of revenues for the fiscal year ended June 30, 2016 were $1,975.9 million, an increase of $147.7 million, or 8%, compared to $1,828.2 million for the fiscal year ended June 30, 2015. The increase primarily reflects: (i) higher labor costs of $41.4 million; (ii) higher distribution cost of revenues of $45.9 million driven by the increase in distribution revenues; (iii) higher cost of fee revenues related to acquisitions of $44.8 million; and (iv) higher production related operating expenses driven mostly by the increase in recurring and event-driven fee revenues. Fluctuations in foreign currency exchange rates decreased cost of fee revenues by $25.1 million. The higher distribution cost of revenues of $45.9 million includes $19.3 million from acquisitions.
Selling, general and administrative expenses for the fiscal year ended June 30, 2016 were $420.9 million, an increase of $21.8 million, or 5%, compared to $399.1 million for the fiscal year ended June 30, 2015. The increase was primarily due to: (i) higher costs related to acquisitions of $15.7 million; (ii) higher performance-based compensation expense of $6.8 million and (iii) higher selling and marketing expenses of $2.9 million as the Company continued to focus on increasing its sales capabilities, partially offset by (iv) lower professional services fees of $5.1 million.
Operating income. Operating income for the fiscal year ended June 30, 2016 was $500.3 million, an increase of $33.4 million, or 7%, compared to $466.9 million for the fiscal year ended June 30, 2015. The increase is due to higher revenues, partially offset by higher operating expenses including $6.5 million of increased amortization expense from acquired intangibles. Operating income margins was unchanged at 17.3% for the fiscal years ended June 30, 2016 and 2015, respectively.
Non-operating expenses, net. Non-operating expenses, net for the fiscal year ended June 30, 2016 were $31.4 million, an increase of $3.4 million, or 12% , compared to $28.0 million for the fiscal year ended June 30, 2015, primarily due to an increase in interest expense from higher borrowings related to our revolving credit facility.

Earnings before income taxes. Earnings before income taxes for the fiscal year ended June 30, 2016 were $468.9 million, an increase of $30.0 million, or 7%, compared to $438.9 million for the fiscal year ended June 30, 2015. The increase is primarily due to higher revenues, partially offset by higher operating and non-operating expenses.
Provision for income taxes. The Provision for income taxes and the effective tax rates for the fiscal year ended June 30, 2016 were $161.4 million and 34.4%, respectively, compared to $151.8 million and 34.6%, for the fiscal year ended June 30, 2015, respectively. The decrease in the effective tax rate was primarily attributable to a greater recognition of tax benefits in fiscal year 2016 for the current year federal research and development tax credit and the Section 199 domestic production activities deduction.
Net earnings and Basic and Diluted earnings per share. Net earnings for the fiscal year ended June 30, 2016 were $307.5 million, an increase of $20.4 million, or 7%, compared to $287.1 million for the fiscal year ended June 30, 2015. The increase in Net earnings reflects higher revenues, and improvement in pre-tax margins as discussed above.
Basic and Diluted earnings per share for the fiscal year ended June 30, 2016 were $2.60, an increase of $0.21, or 9%, and $2.53, an increase of $0.21, or 9%, respectively, compared to $2.39 and $2.32 for the fiscal year ended June 30, 2015, respectively.
Fiscal Year 2015 Compared to Fiscal Year 2014
The table below presents Consolidated Statements of Earnings data for the fiscal years ended June 30, 2015 and 2014, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2015	2014	Change
			($)	(%)
	(in millions, except for per share amounts)
Revenues	$2,694.2	$2,558.0	$136.2	5
Operating expenses:
Cost of revenues	1,828.2	1,761.4	66.8	4
Selling, general and administrative expenses	399.1	378.4	20.7	5
Total operating expenses	2,227.3	2,139.8	87.5	4
Operating income	466.9	418.2	48.7	12
Margin	17.3%	16.3%		1.0	pts
Non-operating expenses, net	28.0	22.7	5.3	23
Earnings before income taxes	438.9	395.5	43.4	11
Provision for income taxes	151.8	132.5	19.3	15
Effective tax rate	34.6%	33.5%		1.1	pts
Net earnings	$287.1	$263.0	$24.1	9
Basic earnings per share	$2.39	$2.20	$0.19	9
Diluted earnings per share	$2.32	$2.12	$0.20	9
Revenues. Revenues for the fiscal year ended June 30, 2015 were $2,694.2 million, an increase of $136.2 million, or 5%, compared to $2,558.0 million for the fiscal year ended June 30, 2014. The $136.2 million increase was driven by: (i) higher recurring fee revenues of $98.9 million or 6% increase; (ii) higher distribution revenues of $44.9 million, or 6% increase; and (iii) higher event-driven fee revenues of $17.2 million, or 11%. The higher recurring fee revenues of $98.9 million reflected gains from Net New Business (3pts), contributions from acquisitions (2pts) and internal growth (1pt). Fluctuations in foreign currency exchange rates unfavorably impacted revenues by $24.8 million.
Closed sales for the fiscal year ended June 30, 2015 were $146.4 million, an increase of $19.4 million, or 15%, compared to $127.0 million for the fiscal year ended June 30, 2014. The increase is the result of two large sales that were signed during the fiscal year ended June 30, 2015 which elevated the current period total.
Total operating expenses. Total operating expenses for the fiscal year ended June 30, 2015 were $2,227.3 million, an increase of $87.5 million, or 4%, compared to $2,139.8 million for the fiscal year ended June 30, 2014. Cost of revenues were higher by $66.8 million, or 4%, and Selling, general and administrative expenses were higher by $20.7 million, or 5%.

Cost of revenues for the fiscal year ended June 30, 2015 were $1,828.2 million, an increase of $66.8 million, or 4%, compared to $1,761.4 million for the fiscal year ended June 30, 2014. The increase primarily reflects: (i) higher distribution cost of revenues of $42.4 million driven mostly by the increase in distribution revenues; (ii) higher costs related to acquisitions of $21.6 million and (iii) higher variable expenses driven primarily by the increase in recurring and event-driven fee revenues, partially offset by (iv) lower strategic initiative spend. Fluctuations in foreign currency exchange rates decreased cost of fee revenues by $20.0 million due to the strengthening of the U.S. dollar.
Selling, general and administrative expenses for the fiscal year ended June 30, 2015 were $399.1 million, an increase of $20.7 million, or 5%, compared to $378.4 million for the fiscal year ended June 30, 2014. The increase was primarily due to (i) higher costs related to acquisitions of $10.0 million; (ii) higher selling and marketing expenses of $7.4 million as the Company continued to focus on increasing its sales capabilities; (iii) higher commissions of $6.3 million due to the growth in closed sales as discussed above, (iv) a $3.4 million change in the fair value of our obligations under contingent acquisition consideration arrangements, and (v) a $2.9 million increase in costs related to corporate staffing changes in the current year, partially offset by (vi) lower strategic initiative spend.
Operating income. Operating income for the fiscal year ended June 30, 2015 was $466.9 million, an increase of $48.7 million, or 12%, compared to $418.2 million for the fiscal year ended June 30, 2014. The increase is due to higher revenues, partially offset by higher operating expenses. Operating income margins increased to 17.3% for the fiscal year ended June 30, 2015, compared to 16.3% for the fiscal year ended June 30, 2014.
Non-operating expenses, net. Non-operating expenses, net for the fiscal year ended June 30, 2015 were $28.0 million, an increase of $5.3 million, or 23%, compared to $22.7 million for the fiscal year ended June 30, 2014. The increase was primarily due to $5.5 million of losses from equity method investments and higher interest expenses on our Long-term borrowings of $1.7 million, slightly offset by a $1.0 million increase in interest income.
Earnings before income taxes. Earnings before income taxes for the fiscal year ended June 30, 2015 were $438.9 million, an increase of $43.4 million, or 11%, compared to $395.5 million for the fiscal year ended June 30, 2014. The increase is mainly due to contributions from the growth in revenues and operating leverage.
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
Net earnings and Basic and Diluted earnings per share. Net earnings for the fiscal year ended June 30, 2015 were $287.1 million, an increase of $24.1 million, or 9%, compared to $263.0 million for the fiscal year ended June 30, 2014. The increase in Net earnings reflects higher revenues, and improvement in operating margins as discussed above.
Basic and Diluted earnings per share for the fiscal year ended June 30, 2015 were $2.39, an increase of $0.19, or 9%, and $2.32, an increase of $0.20, or 9%, respectively, compared to $2.20 and $2.12 for the fiscal year ended June 30, 2014, respectively
ANALYSIS OF REPORTABLE SEGMENTS
Broadridge has two reportable business segments: (1) Investor Communication Solutions and (2) Global Technology and Operations.
The primary components of “Other” are the elimination of intersegment revenues and profits as well as certain unallocated expenses. Foreign currency exchange is a reconciling item between the actual foreign currency exchange rates and the constant foreign exchange rates used for internal management reporting.

Certain corporate expenses, as well as certain centrally managed expenses, are allocated based upon budgeted amounts in a reasonable manner. Because the Company compensates the management of its various businesses on, among other factors, segment profit, the Company may elect to record certain segment-related expense items in Other rather than reflect such items in segment profit.
Revenues

	Years Ended June 30,			Change
				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%
				($ in millions)
Investor Communication Solutions	$2,220.4	$2,030.2	$1,881.0	$190.2	9	$149.2	8
Global Technology and Operations	738.0	692.5	680.7	45.5	7	11.8	2
Other	—	—	—	—		—	—
Foreign currency exchange	(61.4)	(28.5)	(3.7)	(32.9)	115	(24.8)	670
Total	$2,897.0	$2,694.2	$2,558.0	$202.8	8	$136.2	5

Earnings (Loss) before Income Taxes

	Years Ended June 30,			Change
				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%
				($ in millions)
Investor Communication Solutions	$409.1	$381.4	$336.3	$27.7	7	$45.1	13
Global Technology and Operations	135.4	120.3	118.8	15.1	13	1.5	1
Other	(79.0)	(73.5)	(75.3)	(5.5)	7	1.8	(2)
Foreign currency exchange	3.4	10.7	15.7	(7.3)	(68)	(5.0)	(32)
Total	$468.9	$438.9	$395.5	$30.0	7	$43.4	11
Investor Communication Solutions
Revenues

	Years Ended June 30,			Change
				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%
				($ in millions)
Recurring fee revenues	$1,157.3	$1,048.1	$961.0	$109.2	10	$87.1	9
Event-driven revenues	199.4	172.8	155.6	26.6	15	17.2	11
Distribution revenues	863.7	809.3	764.4	54.4	7	44.9	6
Total	$2,220.4	$2,030.2	$1,881.0	$190.2	9	$149.2	8
Fiscal Year 2016 Compared to Fiscal Year 2015
Revenues. Investor Communication Solutions segment’s Revenues for the fiscal year ended June 30, 2016 were $2,220.4 million, an increase of $190.2 million, or 9%, compared to $2,030.2 million for the fiscal year ended June 30, 2015. The increase was attributable to higher recurring fee revenues of $109.2 million, higher event-driven fee revenues of $26.6 million and higher distribution revenues of $54.4 million.
Higher recurring fee revenues of 10% were attributable to: (i) contributions from our recent acquisitions (5 pts); (ii) Net New Business primarily driven by increases in revenues from closed sales (5 pts); and (iii) internal growth (1 pt). Position growth compared to the same period in the prior year, which is a component of internal growth, was 3% for annual equity proxy communications and 4% for mutual fund interims and was the primary driver behind internal growth. Higher event-driven fee revenues were the result of increased mutual fund proxy and corporate re-organization communications activity.

Earnings before income taxes. Earnings before income taxes for the fiscal year ended June 30, 2016 were $409.1 million, an increase of $27.7 million, or 7%, compared to $381.4 million for the fiscal year ended June 30, 2015. Pre-tax margins decreased by 0.4 percentage points to 18.4% primarily due to (i) higher operating expenses, and (ii) incremental operating and intangible amortization costs related to acquisitions, partially offset by (iii) earnings from higher recurring and event-driven revenues.
Fiscal Year 2015 Compared to Fiscal Year 2014
Revenues. Investor Communication Solutions segment’s Revenues for the fiscal year ended June 30, 2015 were $2,030.2 million, an increase of $149.2 million, or 8%, compared to $1,881.0 million for the fiscal year ended June 30, 2014. The increase was attributable to higher recurring fee revenues of $87.1 million, higher event-driven fee revenues of $17.2 million and higher distribution revenues of $44.9 million.
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
Earnings before income taxes. Earnings before income taxes for the fiscal year ended June 30, 2015 were $381.4 million, an increase of $45.1 million, or 13%, compared to $336.3 million for the fiscal year ended June 30, 2014. Pre-tax margins increased by 0.9 percentage points to 18.8% mainly due to contributions from the growth in revenues more than offsetting (i) higher Selling, general and administrative expenses from acquisitions, (ii) the continued expansion of our sales capabilities, (iii) higher commissions due to growth in close sales, and (iv) losses from equity method investments.
Global Technology and Operations
Fiscal Year 2016 Compared to Fiscal Year 2015
Revenues. Global Technology and Operations segment’s Revenues for the fiscal year ended June 30, 2016 were $738.0 million, an increase of $45.5 million, or 7%, compared to $692.5 million for the fiscal year ended June 30, 2015. The increase was attributable to: (i) higher Net New Business from closed sales (3 pts); (ii) internal growth from increased usage of products and services as well as trading activity, partially offset by contract renewals (2 pts); and (iii) revenue from our recent acquisitions (1 pt).
Earnings before income taxes. Earnings before income taxes for the fiscal year ended June 30, 2016 were $135.4 million, an increase of $15.1 million, or 13%, compared to $120.3 million for the fiscal year ended June 30, 2015. Pre-tax margins increased by 0.9 percentage points from 17.4% to 18.3% for the fiscal year ended June 30, 2016 primarily due to higher revenues from closed sales and internal growth partially offset by incremental operating costs and the impact of recent acquisitions.
Fiscal Year 2015 Compared to Fiscal Year 2014
Revenues. Global Technology and Operations segment’s Revenues for the fiscal year ended June 30, 2015 were $692.5 million, an increase of $11.8 million, or 2%, compared to $680.7 million for the fiscal year ended June 30, 2014. The 2% increase was attributable to: (i) higher Net New Business (2pts) from increases in revenue from closed sales, and (ii) contributions from our recent acquisition (1pt). This was partially offset by lower internal growth (-1 pt) due to contract renewals and other equity services.
Earnings before income taxes. Earnings before income taxes for the fiscal year ended June 30, 2015 were $120.3 million, an increase of $1.5 million, or 1%, compared to $118.8 million for the fiscal year ended June 30, 2014. Pre-tax margins decreased by 0.1 percentage points from 17.5% to 17.4% for the fiscal year ended June 30, 2014 as a result of higher commissions due to growth in closed sales, continued expansion of our sales capabilities, incremental costs from our recent acquisition and lower contributions from the increase in revenues, partially offset by lower strategic initiative spend.
Other
Fiscal Year 2016 Compared to Fiscal Year 2015
Revenues. There were no significant reportable Revenues in our Other segment for the periods presented.

Loss before income taxes. Loss before income taxes was $79.0 million for the fiscal year ended June 30, 2016, an increase of $5.5 million, or 7%, compared to $73.5 million for the fiscal year ended June 30, 2015. The increased loss was mainly due to higher compensation expenses, which includes increased severance costs of $9.2 million and an increase in interest expense, partially offset by a reduction in the fair value of our obligation under contingent acquisition consideration arrangements of $4.9 million.
Fiscal Year 2015 Compared to Fiscal Year 2014
Revenues. There were no significant reportable Revenues in our Other segment for the periods presented.
Loss before income taxes. Loss before income taxes was $73.5 million for the fiscal year ended June 30, 2015, a decrease of $1.8 million, or 2%, compared to $75.3 million for the fiscal year ended June 30, 2014. The decreased loss was mainly due to a $7.6 million decrease in performance based compensation and benefits expense, partially offset by a $3.4 million change in the fair value of our obligations under contingent acquisition consideration arrangements and a $2.2 million increase in acquisition related expenses.
Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures
The Company’s results in this Annual Report on Form 10-K are presented in accordance with U.S. GAAP except where otherwise noted. In certain circumstances, results have been presented that are not generally accepted accounting principles measures (“Non-GAAP”). These Non-GAAP measures are Adjusted Operating income, Adjusted Net earnings, Adjusted Diluted earnings per share, and Free cash flows. These Non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results.

The Company believes our Non-GAAP financial measures help investors understand how management plans, measures and evaluates the Company’s business performance. Management believes that Non-GAAP measures provide consistency in its financial reporting and facilitates investors’ understanding of the Company’s historical operating trends by providing an additional basis for comparisons to prior periods. Management uses these Non-GAAP financial measures to, among other things, evaluate our ongoing operations, for internal planning and forecasting purposes and in the calculation of performance-based compensation. In addition, and as a consequence of the importance of these Non-GAAP financial measures in managing our business, the Company’s Compensation Committee of the Board of Directors incorporates Non-GAAP financial measures in the evaluation process for determining management compensation.

Adjusted Operating Income, Adjusted Net Earnings and Adjusted Diluted Earnings Per Share
These Non-GAAP measures reflect Operating income, Net earnings, and Diluted earnings per share, as adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items that management believes are not indicative of our ongoing performance. These adjusted measures exclude the impact of Acquisition Amortization and Other Costs, which represent the amortization of acquired intangibles as well as other transaction costs and certain integration costs associated with the Company’s acquisition activities. We exclude Acquisition Amortization and Other Costs from these measures because excluding such information provides us with an understanding of the results from the primary operations of our business and these items do not reflect ordinary operations or earnings. Management believes that these measures may be useful to an investor in evaluating the underlying operating performance of our business.

Free Cash Flows

In addition to the Non-GAAP financial measures discussed above, we provide Free cash flow information because we consider Free cash flows to be a liquidity measure that provides useful information to management and investors about the amount of cash generated that could be used for dividends, share repurchases, strategic acquisitions and other discretionary investments. Free cash flows is a Non-GAAP financial measure and is defined by the Company as Net cash flows provided by operating activities less Capital expenditures, software purchases and capitalized internal use software.

Set forth below is a reconciliation of such GAAP measures to the most directly comparable Non-GAAP measures (unaudited):

	Years ended June 30,
	2016	2015	2014
	(in millions)
Operating income (GAAP)	$500.3	$466.9	$418.2
Adjustment:
Acquisition Amortization and Other Costs	36.8	30.2	24.7
Adjusted Operating income (Non-GAAP)	$537.1	$497.2	$442.9

	Years ended June 30,
	2016	2015	2014
	(in millions)
Net earnings (GAAP)	$307.5	$287.1	$263.0
Adjustment:
Acquisition Amortization and Other Costs	36.8	30.2	24.7
Tax impact of adjustment	(12.7)	(10.5)	(8.7)
Adjusted Net earnings (Non-GAAP)	$331.7	$306.9	$279.0

	Years ended June 30,
	2016	2015	2014

Diluted earnings per share (GAAP)	$2.53	$2.32	$2.12
Adjustment:
Acquisition Amortization and Other Costs	0.30	0.24	0.20
Tax impact of adjustment	(0.10)	(0.08)	(0.07)
Adjusted Diluted earnings per share (Non-GAAP)	$2.73	$2.47	$2.25
Note: Amounts may not sum due to rounding.

	Years ended June 30,
	2016	2015	2014
	(in millions)
Net cash flows provided by operating activities (GAAP)	$437.7	$431.4	$387.7
Adjustment:
Capital expenditures, software purchases and capitalized internal use software	(75.5)	(66.0)	(53.4)
Free cash flows (Non-GAAP)	$362.2	$365.4	$334.3

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents consisted of the following:

	June 30,
	2016	2015
	(in millions)

Cash and cash equivalents:
Domestic cash	$497.3	$72.3
Cash held by foreign subsidiaries	174.3	209.1
Cash held by regulated entities	56.1	42.7
Total cash and cash equivalents	$727.7	$324.1

At June 30, 2016 and 2015, Cash and cash equivalents were $727.7 million and $324.1 million, respectively. Total stockholders’ equity was $1,045.5 million and $927.8 million at June 30, 2016 and 2015, respectively. At June 30, 2016, net working capital was $596.1 million, compared to $352.5 million at June 30, 2015. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
In July 2016, shortly after the end of the 2016 fiscal year, we completed the acquisition of the NACC business of DST Systems, Inc. The aggregate purchase price was $410.0 million in cash, subject to customary working capital and other closing adjustments. On July 5, 2016, we converted $111.5 million Canadian dollars to U.S. dollars as part of the funding for this acquisition.
As of June 30, 2016, $174.3 million of the $727.7 million of Cash and cash equivalents was held by our foreign subsidiaries, and $56.1 million of Cash and cash equivalents were held by regulated entities. We expect existing domestic cash, cash equivalents, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our current plans do not demonstrate a need to repatriate them to fund our U.S. operations, as we consider these funds to be permanently reinvested outside the U.S.
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

			Book Value
	Expiration Date	Par Value	June 30, 2016	June 30, 2015	Unused Available Capacity at June 30, 2016	Fair Value at June 30, 2016
			(in millions)
Current portion of long-term debt
Fiscal 2007 Senior Notes (a)	June 2017	$125.0	$124.9	$—	$—	$129.1
		$125.0	$124.9	$—	$—	$129.1

Long-term debt, excluding current portion
Fiscal 2015 Revolving Credit Facility	August 2019	$—	$—	$165.0	$750.0	$—
Fiscal 2007 Senior Notes (a)	June 2017	—	—	124.8	—	—
Fiscal 2014 Senior Notes	September 2020	400.0	399.7	399.6	—	427.6
Fiscal 2016 Senior Notes	June 2026	500.0	497.9	—	—	507.9
		$900.0	$897.6	$689.4	$750.0	$935.5

Total debt		$1,025.0	$1,022.5	$689.4	$750.0	$1,064.6
(a) The Fiscal 2007 Senior Notes were reclassified from Long-term debt to Current portion of long-term debt in June 2016 to reflect the remaining maturity of less than one year.
At June 30, 2016, the Company had $1,022.5 million of outstanding Long-term debt, consisting of a senior note of $124.9 million principal amount due June 2017, a senior note of $399.7 million principal amount due September 2020 and a senior note of $497.9 million principal amount due June 2026. The credit facility and the senior notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. Interest on the senior notes due 2017 is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%. Interest on the senior notes due 2020 is payable semiannually on March 1st and September 1st each year based on a fixed per annum rate equal to 3.95%. Interest on the senior notes due 2026 is payable semiannually on June 27th and December 27th each year based on a fixed per annum rate equal to 3.40%.

On August 14, 2014, the Company entered into an amended and restated $750.0 million five-year revolving credit facility (the “Fiscal 2015 Revolving Credit Facility”), which replaced the Fiscal 2012 Revolving Credit Facility. The Fiscal 2015 Revolving Credit Facility is comprised of a $670.0 million U.S. dollar tranche and an $80.0 million multicurrency tranche. At June 30, 2016, the Company had no outstanding borrowings and had unused available capacity of $750.0 million under the Fiscal 2015 Revolving Credit Facility. The weighted-average interest rate on the Fiscal 2015 Revolving Credit Facility was 1.30% and 1.18% for the fiscal years ended June 30, 2016 and 2015, respectively. The fair value of the variable-rate Fiscal 2015 Revolving Credit Facility borrowings at June 30, 2016 approximates carrying value.
Borrowings under the Fiscal 2015 Revolving Credit Facility can be made in tranches up to 360 days and bear interest at the London Interbank Offered Rate (“LIBOR”) plus 100 basis points. In addition, the Fiscal 2015 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, which totaled $1.0 million and $0.8 million for the fiscal years ended June 30, 2016 and 2015, respectively. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2015 Revolving Credit Facility. During the quarter ended September 30, 2014, the Company expensed $0.1 million of issuance costs related to certain lenders from the 2012 Revolving Credit Facility that did not participate in the Fiscal 2015 Revolving Credit Facility. As of June 30, 2016, $1.5 million of these costs remain to be amortized (including $0.3 million of issuance costs from the Fiscal 2012 Revolving Credit Facility). Such costs are capitalized in Other non-current assets in the Consolidated Balance Sheets and are being amortized to Non-operating expenses, net on a straight-line basis, which approximates the effective interest method, over the term of this facility.
The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2015 Revolving Credit Facility at any tranche maturity date. The Fiscal 2015 Revolving Credit Facility is subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At June 30, 2016, the Company is in compliance with the financial covenants of the Fiscal 2015 Revolving Credit Facility.
In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Fiscal 2007 Senior Notes”). The Fiscal 2007 Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Fiscal 2007 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2007 Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Fiscal 2007 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2016, the Company is in compliance with the covenants of the indenture governing the Fiscal 2007 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2007 Senior Notes upon a change of control triggering event. The Fiscal 2007 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2007 Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2007 Senior Notes. These costs have been capitalized and are being amortized to Non-operating expenses, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. At June 30, 2016 and 2015, the costs remaining to be amortized related to the Fiscal 2007 Senior Notes was $0.1 million and $0.3 million, respectively. During the fiscal year ended June 30, 2009, the Company purchased $125.0 million principal amount of the Fiscal 2007 Senior Notes (including $1.0 million unamortized bond discount) pursuant to a cash tender offer for such notes. The fair value of the fixed-rate Fiscal 2007 Senior Notes at June 30, 2016 and 2015 was $129.1 million and $135.8 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 6, “Fair Value of Financial Instruments” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K).
In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2016, the Company is in compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Fiscal 2014 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to Non-operating expenses, net on a straight-line basis, which approximates the effective interest method, over the seven-year term. At June 30, 2016 and 2015, the costs remaining to be amortized related to the Fiscal 2014 Senior Notes was $2.5 million and $3.1 million, respectively. The fair value of the fixed-rate Fiscal 2014 Senior Notes at

June 30, 2016 and 2015 was $427.6 million and $417.8 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 6, “Fair Value of Financial Instruments” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K).
In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2016, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Fiscal 2016 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.5 million in debt issuance costs to establish the Fiscal 2016 Senior Notes. These costs have been capitalized and are being amortized to Non-operating expenses, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. At June 30, 2016, the costs remaining to be amortized related to the Fiscal 2016 Senior Notes was $4.5 million. The fair value of the fixed-rate Fiscal 2016 Senior Notes at June 30, 2016 was $507.9 million, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 6, “Fair Value of Financial Instruments” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K).
Please refer to Note 11, “Borrowings” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a more detailed discussion.
Cash Flows
Fiscal Year 2016 Compared to Fiscal Year 2015

	Years Ended June 30,
	2016	2015	$ Change
	(in millions)

Net cash flows provided by operating activities	$437.7	$431.4	$6.3

Net cash flows used in investing activities	$(136.9)	$(276.4)	$139.5

Net cash flows provided by (used in) financing activities	$108.6	$(158.3)	$266.9

Free cash flows:
Net cash flows provided by operating activities (GAAP)	$437.7	$431.4	$6.3
Capital expenditures, software purchases and capitalized internal use software	(75.5)	(66.0)	(9.5)
Free cash flows (Non-GAAP)	$362.2	$365.4	$(3.2)
The increase in cash provided by operating activities of $6.3 million was due to: (A) $42.4 million of increased cash provided by (i) an increase in net earnings of $20.4 million; combined with (ii) an increase in non-cash expense add-backs and other adjustments of $10.5 million; and (iii) a decrease in working capital of $11.5 million, notwithstanding the collection of a $26.1 million tax refund by a Canadian subsidiary in the prior year that did not recur; offset by: (B) $36.1 million of increased cash used in non-current assets and liabilities due primarily to long-term client contracts.
The decrease in free cash flows of $3.2 million was driven by an increase in Net cash flows provided by operating activities of $6.3 million, partially offset by increased capital expenditures, software purchases and capitalized internal use software of $9.5 million.
The decrease in cash used in investing activities of $139.5 million primarily reflects lower spending of $149.9 million on acquisitions in the current fiscal year as compared to the prior fiscal year, partially offset by higher capital expenditures and purchases of intangibles of $9.5 million in the current fiscal year as compared to the prior fiscal year.
The increased cash provided by financing activities of $266.9 million reflects a $181.9 million decrease in the purchases of common stock in the current fiscal year compared to the prior fiscal year and an increase in net proceeds from borrowings of

$167.9 million in the current year compared to the prior fiscal year, partially offset by a decrease of $37.3 million in proceeds from stock options the current fiscal year as compared to the prior fiscal year, a decrease of $19.2 million in excess tax benefits from the issuance of stock-based compensation awards and a $15.9 million increase in dividends paid.
Fiscal Year 2015 Compared to Fiscal Year 2014

	Years Ended June 30,
	2015	2014	$ Change
	(in millions)

Net cash flows provided by operating activities	$431.4	$387.7	$43.7

Net cash flows used in investing activities	$(276.4)	$(150.3)	$(126.1)

Net cash flows used in financing activities	$(158.3)	$(158.9)	$0.6

Free cash flows:
Net cash flows provided by operating activities (GAAP)	$431.4	$387.7	$43.7
Capital expenditures, software purchases and capitalized internal use software	(66.0)	(53.4)	(12.6)
Free cash flows (Non-GAAP)	$365.4	$334.3	$31.1
The increase in cash provided by operating activities is primarily due to higher net earnings and changes in working capital resulting from the timing of accounts receivable collections and vendor payments, which includes the collection of a $26.1 million tax refund by a Canadian subsidiary resulting from the prior settlement and execution of the Advanced Pricing Agreement with the Internal Revenue Service and Canadian Revenue Authority.
The increase in free cash flows of $31.1 million was driven by an increase in Net cash flows provided by operating activities of $43.7 million, partially offset by increased capital expenditures and purchases of intangibles of $12.6 million.
The increase in Net cash flows used in investing activities primarily reflects higher spending of $106.0 million on acquisitions during the fiscal year ended June 30, 2015, compared to the fiscal year ended June 30, 2014, as well as higher capital expenditures and purchases of intangibles of $12.6 million in the current fiscal year as compared to the prior fiscal year.
The decreased use of Net cash flows used in financing activities reflects net proceeds from borrowings on the revolving credit facility of $165.0 million in the current year coupled with an increase of $17.7 million in excess tax benefits from the issuance of stock-based compensation awards and an increase of $12.6 million in proceeds from stock options in the current fiscal year as compared to the prior fiscal year. The increased sources were offset by a $172.0 million increase in the purchases of common stock in the current fiscal year compared to the prior fiscal year and a $25.6 million increase in dividends paid.
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
Defined Benefit Pension Plans
The Company sponsors a Supplemental Officer Retirement Plan (the “Broadridge SORP”). The Broadridge SORP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. The Broadridge SORP is currently unfunded. The Broadridge SORP was closed to new participants beginning in fiscal year 2015.

The Company also sponsors a Supplemental Executive Retirement Plan (the “Broadridge SERP”). The Broadridge SERP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key executives upon retirement based upon the executives’ years of service and compensation. The Broadridge SERP is currently unfunded. The Broadridge SERP was closed to new participants beginning in fiscal year 2015.
The amounts charged to expense by the Company for these plans were:

	Years ended June 30,
	2016	2015	2014
	(in millions)
SORP	$3.2	$2.7	$2.9
SERP	0.6	0.6	0.5
Total	$3.8	$3.3	$3.4
The benefit obligation to the Company under these plans at June 30, 2016, 2015 and 2014 was:

	Years ended June 30,
	2016	2015	2014
	(in millions)
SORP	$30.0	$25.3	$21.0
SERP	3.6	2.7	2.3
Total	$33.6	$28.0	$23.3
Other Post-retirement Benefit Plan
The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The plan is currently unfunded.
The amounts charged to expense by the Company for this plan were:

	Years ended June 30,
	2016	2015	2014
	(in millions)
Executive Retiree Health Insurance Plan	$0.3	$0.2	$0.2
The benefit obligation to the Company under this plan at June 30, 2016, 2015 and 2014 was:

	Years ended June 30,
	2016	2015	2014
	(in millions)
Executive Retiree Health Insurance Plan	$4.2	$3.9	$3.2
Contractual Obligations
The following table summarizes our contractual obligations to third parties as of June 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
			(in millions)
Debt(1)	$1,025.0	$125.0	$—	$400.0	$500.0
Interest on debt(2)	245.8	40.8	67.5	52.6	85.0
Facility and equipment operating leases(3)	130.3	31.7	42.7	25.2	30.6
Software licensing(4)	44.7	12.5	18.0	14.3	—
Purchase obligations(5)	478.4	68.5	126.8	118.2	164.9
Capital commitment to equity method investment(6)	1.5	1.5	—	—	—
Uncertain tax positions(7)	—	—	—	—	—
Total(8)	$1,925.7	$280.0	$254.9	$610.2	$780.5

(1)
These amounts represent the principal repayments of Long-term debt and are included on our Consolidated Balance Sheets. As of June 30, 2016, we had $1,022.5 million of carrying value outstanding debt consisting of senior notes of $124.9 million principal amount due June 2017, senior notes of $399.7 million principal amount due September 2020 and senior notes of $497.9 million principal amount due June 2026. See Note 11, “Borrowings” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for additional information about our Borrowings and related matters.

(2)
Includes estimated future interest payments on our long-term debt and facility fee on the revolving credit facility. Interest on the Senior Notes due 2017 is based on a fixed per annum rate equal to 6.125%. Interest on the Senior Notes due 2020 is based on a fixed per annum rate equal to 3.95%. Interest on the Senior Notes due 2026 is based on a fixed per annum rate equal to 3.40%. The Fiscal 2015 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility.

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

(7)
Due to the uncertainty related to the timing of the reversal of uncertain tax positions, only uncertain tax benefits related to certain settlements have been provided in the table above. The Company is unable to make reasonably reliable estimates related to the timing of the remaining net unrecognized tax benefit liability of $12.9 million. See Note 14, “Income Taxes” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for further detail.

(8)
Certain executive post-retirement benefit obligations reported in our Consolidated Balance Sheets in the amount of $37.8 million as of June 30, 2016 were not included in the table above due to the uncertainty of the timing of these future payments.

Data Center Agreements
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2024. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at June 30, 2016 are $445.4 million through fiscal year 2024, the final year of the contract.

In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at June 30, 2016 are $33 million through fiscal year 2024, the final year of the contract.
The following table summarizes the total expenses related to these agreements:

	Years ended June 30,
	2016	2015	2014
	(in millions)
IT Services Agreement	$98.5	$95.3	$95.7
EU IT Services Agreement	7.5	4.6	1.5
Total expenses	$106.0	$99.9	$97.2
The Company has capitalized $59.4 million, including $4.8 million in fiscal year 2016, related to the build-out of the IBM data center in Other non-current assets. The Company capitalized $5.6 million related to the build-out of the IBM UK data center in Other non-current assets. The asset balance declined by $0.3 million due to the impact of foreign exchange during the fiscal year ended June 30, 2016.
The following table summarizes the total amortization expense of capitalized costs related to these agreements:

	Years ended June 30,
	2016	2015	2014
	(in millions)
IT Services Agreement	$(4.3)	$(5.1)	$(5.4)
EU IT Services Agreement	(0.6)	(0.4)	—
Total expenses	$(4.8)	$(5.5)	$(5.4)
In December 2015, the Company and Computer Associates, Inc. (“CA”) entered into a Mainframe Software License agreement extension (“the CA Software License Agreement”), under which CA provides software that the Company uses in support of its data center operations. The CA Software License Agreement expires in March 2021. Commitments remaining under this agreement at June 30, 2016 are $32.8 million through fiscal year 2021, the final year of the contract.
Other Commercial Commitments
The Company’s Fiscal 2015 Revolving Credit Facility has an available capacity of $750.0 million. There were no outstanding borrowings under the Fiscal 2015 Revolving Credit Facility at June 30, 2016.
Certain of the Company’s subsidiaries have unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at June 30, 2016.
Off-Balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at June 30, 2016, 2015 and 2014. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
NEW ACCOUNTING PRONOUNCEMENTS
Please refer to Note 2, “Summary of Significant Accounting Policies—T. New Accounting Pronouncements” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a discussion on the impact of the adoption of new accounting pronouncements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market Risks
In the ordinary course of business, the financial position of the Company is routinely subject to certain market risks, notably the effects of changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments for risk management purposes. As a result, the Company does not anticipate any material losses from these risks. The Company was not a party to any derivative financial instrument as of June 30, 2016 and 2015, respectively.
Interest Rate Risk
We have access to a revolving credit facility that is based on floating interest rates, of which no amount was outstanding as of June 30, 2016. Our revolving credit facility bears interest at LIBOR plus 100 basis points on borrowed amounts, plus an additional annual facility fee equal to 12.5 basis points on the entire facility. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings of a change in market interest rates on amounts borrowed from the revolving credit facility during the fiscal year ended June 30, 2016. Assuming a hypothetical increase of one hundred basis points in interest rates on our variable rate debt during the fiscal year ended June 30, 2016, our pre-tax earnings would have decreased by approximately $2.2 million for the fiscal year ended June 30, 2016.
Foreign Currency Risk
While the substantial majority of our business is conducted within the U.S., approximately 11% of our fiscal year 2016 revenues were earned outside of the U.S. and approximately 16% of our total consolidated assets as of June 30, 2016 resided in our foreign subsidiaries. Our revenue generating operations outside of the U.S. primarily reside in Canada and the United Kingdom. As a result, we have a certain degree of foreign currency exposure to exchange rate fluctuations associated with our non-U.S. revenue generating operations, primarily with respect to the Canadian dollar and the British pound.
We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate. We do not hedge our operating results against currency movement as they are primarily translational in nature. For the fiscal year ended June 30, 2016, a hypothetical 10% decrease in the value of the Canadian dollar and British pound versus the U.S. dollar would have resulted in a decrease in our total pre-tax earnings of approximately $7.6 million. A hypothetical 10% decrease in the value of the Canadian dollar and the British pound versus the U.S. dollar at June 30, 2016 would have resulted in a decrease to our total assets of approximately $36.6 million.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Broadridge Financial Solutions, Inc.
5 Dakota Drive
Lake Success, NY 11042
We have audited the accompanying consolidated balance sheets of Broadridge Financial Solutions, Inc. and subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadridge Financial Solutions, Inc. and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/S/ DELOITTE & TOUCHE LLP
New York, New York
August 9, 2016

Broadridge Financial Solutions, Inc.
Consolidated Statements of Earnings
(In millions, except per share amounts)

	Years ended June 30,
	2016	2015	2014
Revenues	$2,897.0	$2,694.2	$2,558.0
Operating expenses:
Cost of revenues	1,975.9	1,828.2	1,761.4
Selling, general and administrative expenses	420.9	399.1	378.4
Total operating expenses	2,396.8	2,227.3	2,139.8
Operating income	500.3	466.9	418.2
Non-operating expenses, net	31.4	28.0	22.7
Earnings before income taxes	468.9	438.9	395.5
Provision for income taxes	161.4	151.8	132.5
Net earnings	$307.5	$287.1	$263.0

Basic earnings per share	$2.60	$2.39	$2.20
Diluted earnings per share	$2.53	$2.32	$2.12

Weighted-average shares outstanding:
Basic	118.3	119.9	119.6
Diluted	121.6	124.0	124.1

Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years ended June 30,
	2016	2015	2014
Net earnings	$307.5	$287.1	$263.0
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(15.4)	(30.2)	6.0
Net unrealized gains (losses) on available-for-sale securities, net of taxes of $0.4, ($0.1) and $(0.5) for the years ended June 30, 2016, 2015 and 2014, respectively	(0.7)	0.1	0.8
Pension and post-retirement liability adjustment, net of taxes of $0.8, $0.7 and $0.5 for the years ended June 30, 2016, 2015 and 2014, respectively	(1.3)	(1.1)	(0.7)
Total other comprehensive income (loss), net	(17.3)	(31.2)	6.1
Comprehensive income	$290.2	$255.9	$269.1

Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Balance Sheets
(In millions, except per share amounts)

	June 30, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$727.7	$324.1
Accounts receivable, net of allowance for doubtful accounts of $2.3 and $3.8, respectively	453.4	444.5
Other current assets	108.0	92.8
Total current assets	1,289.1	861.4
Property, plant and equipment, net	112.2	97.3
Goodwill	999.3	970.5
Intangible assets, net	210.3	195.7
Other non-current assets	268.9	243.2
Total assets	$2,879.8	$2,368.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$133.2	$115.9
Accrued expenses and other current liabilities	352.2	320.4
Deferred revenues	82.7	72.6
Current portion of long-term debt	124.9	—
Total current liabilities	693.0	508.9
Long-term debt, excluding current portion	897.6	689.4
Deferred taxes	61.6	61.7
Deferred revenues	70.3	75.2
Other non-current liabilities	111.8	105.1
Total liabilities	1,834.3	1,440.3
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.5 and 154.5 shares, respectively; outstanding, 118.3 and 118.2 shares, respectively	1.6	1.6
Additional paid-in capital	901.2	855.5
Retained earnings	1,297.8	1,132.0
Treasury stock, at cost: 36.2 and 36.3 shares, respectively	(1,116.9)	(1,040.4)
Accumulated other comprehensive loss	(38.2)	(20.9)
Total stockholders’ equity	1,045.5	927.8
Total liabilities and stockholders’ equity	$2,879.8	$2,368.1

Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years ended June 30,
	2016	2015	2014
Cash Flows From Operating Activities
Net earnings	$307.5	$287.1	$263.0
Adjustments to reconcile Net earnings to Net cash flows provided by operating activities:
Depreciation and amortization	52.6	49.3	46.8
Amortization of acquired intangibles	31.8	25.3	22.6
Amortization of other assets	26.6	29.7	28.0
Deferred income taxes	(5.9)	0.6	(11.6)
Stock-based compensation expense	43.1	38.6	34.6
Excess tax benefits from the issuance of stock-based compensation awards	(21.3)	(40.5)	(22.8)
Other	(4.6)	8.8	2.7
Changes in operating assets and liabilities:
Current assets and liabilities:
(Increase) decrease in Accounts receivable, net	(5.3)	(4.2)	19.1
(Increase) decrease in Other current assets	(12.5)	14.0	(2.3)
Increase (decrease) in Accounts payable	6.2	1.9	(26.8)
Increase in Accrued expenses and other current liabilities	69.6	30.6	36.6
Increase in Deferred revenues	2.9	7.1	5.8
Non-current assets and liabilities:
Increase in Other non-current assets	(59.5)	(45.3)	(38.4)
Increase in Other non-current liabilities	6.5	28.4	30.4
Net cash flows provided by operating activities	437.7	431.4	387.7
Cash Flows From Investing Activities
Capital expenditures	(57.7)	(50.3)	(40.3)
Software purchases and capitalized internal use software	(17.8)	(15.7)	(13.1)
Equity method investment	(4.9)	(7.5)	—
Acquisitions, net of cash acquired	(53.0)	(202.9)	(96.9)
Other investing activities	(3.4)	—	—
Net cash flows used in investing activities	(136.9)	(276.4)	(150.3)
Cash Flows From Financing Activities
Proceeds from Long-term debt	807.9	320.0	399.5
Repayments on Long-term debt	(475.0)	(155.0)	(400.0)
Dividends paid	(138.2)	(122.3)	(96.7)
Proceeds from exercise of stock options	24.8	62.1	49.5
Purchases of Treasury stock	(119.8)	(301.7)	(129.7)
Costs related to amendment of revolving credit facility	—	(1.9)	—
Costs related to issuance of bonds	(3.6)	—	(4.3)
Excess tax benefit from the issuance of stock-based compensation awards	21.3	40.5	22.8
Payment of contingent consideration liabilities	(8.9)	—	—
Net cash flows provided by (used in) financing activities	108.6	(158.3)	(158.9)
Effect of exchange rate changes on Cash and cash equivalents	(5.7)	(20.2)	3.1
Net change in Cash and cash equivalents	403.7	(23.5)	81.6
Cash and cash equivalents, beginning of fiscal year	324.1	347.6	266.0
Cash and cash equivalents, end of fiscal year	$727.7	$324.1	$347.6
Supplemental disclosure of cash flow information:
Cash payments made for interest	$26.7	$24.1	$17.1
Cash payments made for income taxes, net of refunds	$122.4	$85.4	$150.3
Non-cash investing and financing activities:
Increase in unpaid property, plant, equipment and software included in accrued expenses	$7.0	$0.8	$2.9
Increase in dividends payable	$3.6	$6.7	$3.7
Increase in acquisition related obligations	$5.9	$14.5	$—
Increase in unpaid deferred financing costs related to the issuance of bonds	$0.8	$—	$—
Amounts may not sum due to rounding.
See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, July 1, 2013	154.5	$1.6	$783.0	$811.3	$(784.1)	$4.2	$816.0
Comprehensive income (loss)	—	—	—	263.0	—	6.1	269.1
Stock plans and related tax benefits	—	—	72.3	—	—	—	72.3
Stock-based compensation	—	—	34.4	—	—	—	34.4
Treasury stock acquired (3.4 shares)	—	—	—	—	(129.7)	—	(129.7)
Treasury stock reissued (3.9 shares)	—	—	(79.0)	—	79.0	—	—
Common stock dividends ($0.84 per share)	—	—	—	(100.4)	—	—	(100.4)
Balances, June 30, 2014	154.5	1.6	810.7	973.9	(834.8)	10.3	961.7
Comprehensive income (loss)	—	—	—	287.1	—	(31.2)	255.9
Stock plans and related tax benefits	—	—	102.6	—	—	—	102.6
Stock-based compensation	—	—	38.3	—	—	—	38.3
Treasury stock acquired (5.7 shares)	—	—	—	—	(301.7)	—	(301.7)
Treasury stock reissued (4.4 shares)	—	—	(96.1)	—	96.1	—	—
Common stock dividends ($1.08 per share)	—	—	—	(129.0)	—	—	(129.0)
Balances, June 30, 2015	154.5	1.6	855.5	1,132.0	(1,040.4)	(20.9)	927.8
Comprehensive income (loss)	—	—	—	307.5	—	(17.3)	290.2
Stock plans and related tax benefits	—	—	46.2	—	—	—	46.2
Stock-based compensation	—	—	42.8	—	—	—	42.8
Treasury stock acquired (2.1 shares)	—	—	—	—	(119.8)	—	(119.8)
Treasury stock reissued (2.2 shares)	—	—	(43.3)	—	43.3	—	—
Common stock dividends ($1.20 per share)	—	—	—	(141.7)	—	—	(141.7)
Balances, June 30, 2016	154.5	$1.6	$901.2	$1,297.8	$(1,116.9)	$(38.2)	$1,045.5

Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Notes to Consolidated Financial Statements

NOTE 1.	BASIS OF PRESENTATION
A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation, is a leading global provider of investor communications and technology-driven solutions to banks, broker-dealers, mutual funds and corporate issuers. Our services include investor and customer communications, securities processing, and data and analytics solutions. In short, we provide the infrastructure that helps the financial services industry operate. With over 50 years of experience, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities. We deliver a broad range of solutions that help our clients better serve their retail and institutional customers across the entire investment lifecycle, including pre-trade, trade, and post-trade processing functionality.
The Company operates in two reportable segments: Investor Communication Solutions and Global Technology and Operations. Broadridge serves a large and diverse client base across four client groups: capital markets, asset management, wealth management and corporations.

•
Investor Communication Solutions—Broadridge offers Bank/Broker-Dealer Investor Communication Solutions, Customer Communication Solutions, Corporate Issuer Solutions, Advisor Solutions and Mutual Fund and Retirement Solutions in this segment. A large portion of Broadridge’s Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge®, Broadridge’s innovative electronic proxy delivery and voting solution for institutional investors and financial advisors, helps ensure the participation of the largest stockholders of many companies. Broadridge also provides the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help its clients meet their regulatory compliance needs.

Broadridge also provides customer communications, financial information distribution and transaction reporting services to financial services firms, corporations and mutual funds. These services include the processing and distribution of account statements and trade confirmations, traditional and personalized document fulfillment and content management services, marketing communications, and imaging, archival and workflow solutions that enable and enhance Broadridge’s clients’ communications with investors and customers. All of these communications are delivered through print, electronic or digital channels. In addition, Broadridge provides corporations with registered proxy services as well as registrar, stock transfer and record-keeping services.

Broadridge’s advisor solutions enable firms, financial advisors, wealth managers, and insurance agents to better engage with customers through cloud-based marketing and customer communication tools. Broadridge’s marketing ecosystem integrates data, content and technology to drive new client acquisition and cross-sell opportunities through the creation of sales and educational content, including seminars and a library of financial planning topics as well as customizable advisor websites, search engine marketing and electronic and print newsletters. Broadridge’s advisor solutions also help advisors optimize their practice management through customer and account data aggregation and reporting.
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
In November 2015, Broadridge acquired QED Financial Systems, Inc. (“QED”), a provider of investment accounting solutions that serves public sector institutional investors.

•
Global Technology and Operations—Broadridge offers a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, reference data, reconciliations and accounting. Broadridge’s services help financial institutions and investment managers efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. Broadridge’s multi-currency solutions support real-time global trading of equity, fixed income, mutual fund, foreign exchange and exchange traded derivative securities in established and emerging markets. In addition, Broadridge’s Managed Services solution allows broker-dealers to outsource certain administrative functions relating to clearing and settlement and asset servicing, while maintaining their ability to finance and capitalize their businesses.
In June 2016, Broadridge acquired 4sight Financial Software Limited (“4sight Financial”), a global provider of securities financing and collateral management systems to financial institutions.

B. Basis of Presentation. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). These financial statements present the consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under either the cost or equity methods of accounting. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding.
Effective in the first quarter of fiscal year 2016, we have revised our presentation in the Consolidated Statements of Earnings to separately present Operating expenses, Operating income, and Non-operating expenses, net. Previously, we reported Other expenses, net, as part of Total expenses and did not separately present Operating income in our Consolidated Statements of Earnings. All prior period information has been conformed to the current period presentation. See Note 4, “Non-Operating Expenses, Net,” for details of the Company’s Non-operating expenses, net, and Note 18, “Quarterly Financial Results (Unaudited),” for details of the Company’s Operating income.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A. Use of Estimates. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes thereto. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions and judgment that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. The use of estimates in specific accounting policies is described further in the notes to the Consolidated Financial Statements, as appropriate.
B. Revenue Recognition. The Company’s revenues are primarily generated from fees for providing services. Revenues are recognized for the two reportable segments as follows:

•
Investor Communication Solutions—Revenues are generated primarily from processing and distributing investor communications as well as vote processing and tabulation. The Company typically enters into agreements with clients to provide services on a fee for service basis. Fees received from the rendering of services are recognized as revenue in the period in which the services have been provided and when collectability is reasonably assured. Revenues for distribution services as well as proxy fulfillment services are recorded in revenue on a gross basis with corresponding costs including amounts remitted to nominees recorded in Cost of revenues.

•
Global Technology and Operations—Revenues are generated primarily from fees for transaction processing. Client service agreements often include up-front consideration as well as a recurring fee for transaction processing. Up-front implementation fees are deferred and recognized on a straight-line basis over the longer of the respective service term of the contract or the expected customer relationship period, which commences after client acceptance when the processing term begins. Fees received from processing and outsourcing services are recognized as revenue in the period in which the services have been rendered and when collectability is reasonably assured.

Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) should be divided into more than one unit of account. An item should generally be considered a separate unit of accounting if both of the following criteria are met: 1) the delivered item(s) has value to the customer on a standalone basis; and 2) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Once separate units of accounting are determined, the arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method. Relative selling price is obtained from sources such as vendor-specific objective evidence, which is based on the separate selling price for that or a similar item. If such evidence is unavailable, the Company uses the best estimate of the selling price, which includes various internal factors such as pricing strategy and market factors. A significant portion of the Company’s multi-element arrangements is generated from variable transaction, volume based fees and include services that are delivered at the same time. The Company recognizes revenue related to these arrangements as the services are provided.

C. Cash and Cash Equivalents. Investment securities with an original maturity of 90 days or less are considered cash equivalents. The fair value of the Company’s Cash and cash equivalents approximates carrying value due to their short term nature.
D. Financial Instruments. Substantially all of the financial instruments of the Company other than Long-term debt are carried at fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. The carrying value of the Company’s long-term fixed-rate senior notes represent the face value of the long-term fixed-rate senior notes net of the unamortized discount. The fair value of the Company’s long-term fixed-rate senior notes is based on quoted market prices. Refer to Note 11, “Borrowings,” for a further description of the Company’s long-term fixed-rate senior notes.
E. Property, Plant and Equipment. Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. The estimated useful lives of assets are as follows:

Equipment	3 to 5 years
Buildings and Building Improvements	10 to 20 years
Furniture and fixtures	4 to 7 years
Refer to Note 7, “Property, Plant and Equipment, Net”, for a further description of the Company’s Property, plant and equipment, net.
F. Available-For-Sale Equity Securities. Available-for-sale equity securities are non-derivatives that are reflected in Other non-current assets in the Consolidated Balance Sheets, unless management intends to dispose of the investment within twelve months of the end of the reporting period, in which case they are reflected in Other current assets in the Consolidated Balance Sheets. These investments are in entities over which the Company does not have control, joint control, or significant influence, for which the investments are initially recognized and carried at fair value. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and are included in Other comprehensive income (loss), net. Realized gains and losses on available-for-sale securities are included in Non-operating expenses, net, and when applicable, are reported as a reclassification adjustment, net of tax, as a component of Other comprehensive income (loss), net.
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
G. Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventory balances of $8.2 million and $6.5 million, consisting of forms and envelopes used in the mailing of proxy and other materials to our customers, are reflected in Other current assets in the Consolidated Balance Sheets at June 30, 2016 and 2015, respectively.
H. Deferred Client Conversion and Start-Up Costs. Direct costs that are incurred to set up or convert a client’s systems to function with the Company’s technology are generally deferred and recognized on a straight-line basis which commences after client acceptance when the processing term begins. To the extent deferred costs exceed related implementation fee revenues, such excess costs are amortized over the service term of the contract. Deferred costs up to the amount of the related implementation fees are recognized and capitalized over the longer of the respective service term of the contract or expected customer relationship period. These deferred costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2016 and 2015, respectively. Refer to Note 9, “Other Non-Current Assets” for a further description of the Company’s Deferred client conversion and start-up costs.
I. Deferred Data Center Costs. Data center costs relate to conversion costs associated with our principal data center systems and applications. Costs directly related to the activities necessary to make the data center usable for its intended purpose are deferred and amortized over the life of the contract on a straight-line basis commencing on the date the data center has achieved full functionality. These deferred costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2016 and 2015, respectively. Refer to Note 9, “Other Non-Current Assets” for a further description of the Company’s Deferred data center costs.
J. Goodwill. The Company does not amortize goodwill but instead tests goodwill for impairment at the reporting unit level at least annually or more frequently if circumstances indicate possible impairment. The Company tests for goodwill impairment annually in the fourth quarter of the fiscal year, using the March 31 financial statement balances. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. Refer to Note 8, “Goodwill” for a further description on the Company’s accounting for goodwill.
K. Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to the estimated undiscounted future cash flows expected to be generated by the asset (or asset group). If the carrying amount of an asset (or asset group) exceeds its expected estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset (or asset group) exceeds its fair value. Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Refer to Note 7, “Property, Plant and Equipment, Net” for a further description of the Company’s Property, plant and equipment, net. Refer to Note 5, “Acquisitions” and Note 8, “Goodwill and Intangible Assets, Net” for a further discussion of the Company’s Intangible assets, net.
L. Equity Method Investments. The Company’s investments resulting in a 20% to 50% ownership interest are accounted for using the equity method of accounting when the ability to exercise significant influence is maintained by the Company. The Company’s share of net income or losses of equity method investments is included in losses/(income) from equity method investments in Non-operating expenses, net. Equity method investments are included in Other non-current assets. Equity method investments are reviewed for impairment by assessing if a decline in market value of the investment below the carrying value is other than temporary, which considers the intent and ability to retain the investment, the length of time and extent that the market value has been less than cost, and the financial condition of the investee.
M. Foreign Currency Translation and Transactions. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars based on exchange rates in effect at the end of each period. Revenues and expenses are translated at average exchange rates during the periods. Currency transaction gains or losses are included in Non-operating expenses, net. Gains or losses from balance sheet translation are included in Accumulated other comprehensive income (loss).
N. Distribution Cost of Revenues. Distribution cost of revenues consists primarily of postage related expenses incurred in connection with our Investor Communication Solutions segment, as well as Matrix Financial Solutions, Inc. administrative services expenses. These costs are reflected in Cost of revenues in the Consolidated Statements of Earnings.
O. Stock-Based Compensation. The Company accounts for stock-based compensation by recognizing the measurement of stock-based compensation expense in Net earnings based on the fair value of the award on the date of grant. For stock options issued, the fair value of each stock option was estimated on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price, and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. For restricted stock units, the fair value of the award is based on the current fair value of the Company’s stock on the date of grant less the present value of future expected dividends discounted at the risk-free-rate derived from the U.S. Treasury yield curve in effect at the time of grant. Refer to Note 12, “Stock-Based Compensation” for a further description of the Company’s stock-based compensation.
P. Internal Use Software. Expenditures for major software purchases and software developed or obtained for internal use are capitalized and amortized over a three- to five-year period on a straight-line basis. For software developed or obtained for internal use, the Company’s accounting policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to direct time spent on such projects. Costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities. Refer to Note 8, “Goodwill and intangible Assets, Net” for a further description of the Company’s capitalized software.
Q. Income Taxes. The Company accounts for income taxes under the liability method, which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns. Deferred tax assets and liabilities are recognized based on temporary differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.
Judgment is required in addressing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income requires significant judgment and are consistent with the plans and estimates used to manage the underlying businesses. Refer to Note 14,“Income Taxes” for a further description of the Company’s income taxes.
R. Advertising Costs. Advertising costs are expensed at the time the advertising takes place. Total advertising costs were $2.4 million for each of the fiscal years ended June 30, 2016, 2015 and 2014, respectively.
S. Concentration of Risk. In each of fiscal year 2016, 2015 and 2014 we derived approximately 25% of our consolidated revenues from our five largest clients in that particular fiscal year, respectively, all of whom operate in the financial services industry. Our largest single client in each of fiscal year 2016, 2015 and 2014 accounted for approximately 7%, 6% and 5% of our consolidated revenues, respectively.
T. New Accounting Pronouncements. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU No. 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including presenting the excess tax benefit or deficit from the exercise or vesting of share-based payments in the income statement, a revision to the criteria for classifying an award as equity or liability, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. In addition, ASU No. 2016-09 eliminates the excess tax benefit from the assumed proceeds calculation under the treasury stock method for purposes of calculating diluted shares. ASU No. 2016-09 is effective for the Company beginning in our first quarter of fiscal year 2018, with early adoption permitted. Certain provisions of ASU No. 2016-09 are required to be adopted prospectively, most notably the requirement to recognize the excess tax benefit or deficit in the income statement, while other provisions of ASU No. 2016-09 require modified retrospective application or in some cases full retrospective application. The Company is currently evaluating the impact of the pending adoption of ASU No. 2016-09 on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU No. 2016-02”). Under ASU No. 2016-02, all lease arrangements exceeding a twelve month term must now be recognized as assets and liabilities on the balance sheet of the lessee by recording a right-of-use asset and corresponding lease obligation generally equal to the present value of the future lease payments over the lease term. Further, the income statement will reflect lease expense for leases classified as operating and amortization/interest expense for leases classified as financing, determined using classification criteria substantially similar to the current lease guidance for distinguishing between an operating and capital lease. ASU No. 2016-02 also contains certain additional qualitative and quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. ASU No. 2016-02 is effective for the Company in the first quarter of fiscal year 2020 and will be adopted on a modified retrospective basis, which will require adjustment to all comparative periods presented in the consolidated financial statements. The Company is currently evaluating the impact of the pending adoption of ASU No. 2016-02 on the Company’s Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU No. 2016-01”), which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities.  ASU No. 2016-01 is effective for the Company beginning in our first quarter of fiscal year 2019. The pending adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU No. 2015-17”). The amendments in ASU No. 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. The amendments in ASU No. 2015-17 are effective for the Company in the first quarter of fiscal year 2018, applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The pending adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU No. 2015-16”), to require that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effects of any income adjustments calculated as if the accounting had been completed at the acquisition date. The Company has elected to early adopt ASU No. 2015-16 effective as of the beginning of the first quarter of fiscal year 2016 on a prospective basis for any new measurement period adjustments that occur during or subsequent to our first quarter of adoption. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for the Company in the first quarter of fiscal year 2017. The pending adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU No. 2015-05”). ASU No. 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU No. 2015-05 does not change the accounting for a customer’s accounting for service contracts. Following adoption of ASU No. 2015-05, all software licenses within its scope will be accounted for consistent with other licenses of intangible assets.  ASU No. 2015-05 will be effective for the Company beginning in the first quarter of fiscal year 2017. The Company expects to adopt ASU No. 2015-05 prospectively to all arrangements entered into or materially modified after the effective date. The pending adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-9”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date,” which defers the effective date of ASU No. 2014-09 by one year, with an option that would permit companies to adopt the standard as early as the original effective date. As a result, ASU No. 2014-09 will be effective for the Company as of the first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU No. 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU No. 2014-09. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU No. 2016-08”), which provides clarifying implementation guidance to the principal versus agent provisions of ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10 “Identifying Performance Obligations and Licensing” (“ASU No. 2016-10”), which provides clarifying implementation guidance for applying ASU No. 2014-09 with respect to identifying performance obligations and the accounting for licensing arrangements. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU No. 2016-12”), which provides certain clarifying guidance for ASU No. 2014-09 relative to treatment of sales taxes, noncash consideration, collectibility and certain aspects of transitional guidance. Each of ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 have the same effective date as ASU No. 2014-09. The Company is currently evaluating the impact of the pending adoption of ASU No. 2014-09, ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 on its Consolidated Financial Statements.
U. Subsequent Events. In preparing the accompanying Consolidated Financial Statements, the Company has reviewed events that have occurred after June 30, 2016, through the date of issuance of the Consolidated Financial Statements. Refer to Note 19, “Subsequent Events” for a description of the company’s subsequent events.

NOTE 3.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented. The Company calculates diluted EPS using the treasury stock method, which reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and restricted stock unit awards have vested.
As of June 30, 2016, 2015 and 2014, the computation of diluted EPS did not include 0.7 million, 0.9 million and 2.3 million options to purchase Broadridge common stock, respectively, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Years ended June 30,
	2016	2015	2014
	(in millions)
Weighted-average shares outstanding:
Basic	118.3	119.9	119.6
Common stock equivalents	3.4	4.1	4.5
Diluted	121.6	124.0	124.1
The following table sets forth the computation of basic EPS utilizing Net earnings for the fiscal year and the Company’s basic Weighted-average shares outstanding:

	Years ended June 30,
	2016	2015	2014
	(in millions, except per share amounts)
Net earnings	$307.5	$287.1	$263.0
Basic Weighted-average shares outstanding	118.3	119.9	119.6
Basic EPS	$2.60	$2.39	$2.20
The following table sets forth the computation of diluted EPS utilizing Net earnings for the fiscal year and the Company’s diluted Weighted-average shares outstanding:

	Years ended June 30,
	2016	2015	2014
	(in millions, except per share amounts)
Net earnings	$307.5	$287.1	$263.0
Diluted Weighted-average shares outstanding	121.6	124.0	124.1
Diluted EPS	$2.53	$2.32	$2.12

NOTE 4.	NON-OPERATING EXPENSES, NET
Non-operating expenses, net consisted of the following:

	Years ended June 30,
	2016	2015	2014
	(in millions)
Interest expense on borrowings	$28.4	$25.4	$23.7
Interest income	(2.6)	(2.8)	(1.8)
Losses from equity method investments	5.1	5.5	—
Foreign currency exchange (gain) loss	0.5	(0.1)	0.3
Other loss, net	—	—	0.5
Non-operating expenses, net	$31.4	$28.0	$22.7

NOTE 5.	ACQUISITIONS
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
Pro forma supplemental financial information is not provided for any of the periods presented as the impact of the acquisitions on the Company’s operating results, financial position or cash flows was not material for any acquisition individually, or for all acquisitions in the aggregate, in any respective fiscal year.
Fiscal Year 2016 Acquisitions:
QED
In November 2015, the Company’s Investor Communication Solutions segment acquired QED, a provider of investment accounting solutions that serves public sector institutional investors. The aggregate purchase price was $15.5 million, consisting of $13.3 million of cash payments, a $1.5 million note payable to the sellers that will be settled in the future, as well as a contingent consideration liability with an acquisition date fair value of $0.7 million that is payable over the next three years upon the achievement by the acquired business of certain revenue and earnings targets. The contingent consideration liability has a maximum potential pay-out of $3.5 million upon the achievement in full of the defined financial targets by the acquired business. Net tangible liabilities assumed in the transaction were $0.4 million. This acquisition resulted in $11.1 million of Goodwill. Intangible assets acquired, which totaled $4.8 million, consist of customer relationships and software technology, which are being amortized over a ten-year life and seven-year life, respectively.
4sight Financial
In June 2016, the Company’s Global Technology and Operations segment acquired 4sight Financial, a global provider of securities financing and collateral management systems to financial institutions. The aggregate purchase price was $38.3 million, consisting of $36.0 million of cash payments, as well as a contingent consideration liability with an initial estimated acquisition date preliminary fair value of $2.4 million that is payable over the next three years upon the achievement by the acquired business of certain revenue and earnings targets. The contingent consideration liability has a maximum potential pay-out of $14.5 million upon the achievement in full of the defined financial targets by the acquired business. Net tangible liabilities assumed in the transaction were $11.7 million. This acquisition resulted in $23.3 million of Goodwill. Intangible assets acquired, which totaled $26.8 million, consist of customer relationships and software technology, which are being amortized over a ten-year life and six-year life, respectively. As of June 30, 2016, the 4sight Financial purchase price allocation has not yet been finalized, specifically the fair value of the contingent consideration liability.
Fiscal Year 2015 Acquisitions:
TwoFour Systems LLC
In December 2014, the Company’s Global Technology and Operations segment acquired TwoFour Systems LLC, now known as Broadridge FX and Liquidity Solutions, a provider of real-time foreign exchange solutions for banks and broker-dealers. The aggregate purchase price was $32.7 million, consisting of $31.6 million of cash payments as well as a contingent consideration liability with an acquisition date fair value of $1.1 million that is payable over the next three years upon achievement by the acquired business of certain defined financial targets. The contingent consideration liability has a maximum potential pay-out of $8.3 million upon the achievement in full of the defined financial targets by the acquired business. Net tangible liabilities assumed in the transaction were $3.3 million. This acquisition resulted in $25.5 million of Goodwill. Intangible assets acquired, which totaled $10.5 million, consist primarily of acquired software technology and customer relationships, which are being amortized over a seven-year life and ten-year life, respectively.
In fiscal year 2016, the Company made a partial pay-out on the contingent consideration liability of $0.8 million. The fair value of the remaining contingent consideration liability at June 30, 2016 is $0.3 million.
Direxxis LLC
In March 2015, the Company’s Investor Communication Solutions segment acquired Direxxis LLC, a provider of cloud-based marketing solutions and services for financial advisors. The aggregate purchase price was $34.5 million, consisting of $33.3 million of cash payments as well as a contingent consideration liability with an acquisition date fair value of $1.2 million that is payable over the next three years upon the achievement by the acquired business of certain defined financial targets. The contingent consideration liability has a maximum potential pay-out of $5.5 million upon the achievement in full of the defined financial targets by the acquired business. The fair value of the contingent consideration liability at June 30, 2016 is $1.2 million. Net tangible assets acquired in the transaction were $0.3 million. This acquisition resulted in $20.6 million of Goodwill and $13.6 million of intangible assets, consisting primarily of acquired customer relationships and software technology, which are being amortized over a ten-year life and five-year life, respectively.
Trade Processing Business of WTRIS
In April 2015, the Company’s Investor Communication Solutions segment acquired the trade processing business of the WTRIS unit of M&T Bank Corporation. The acquired business is being combined with Broadridge’s mutual fund and ETF trade processing platform. The aggregate purchase price was $73.2 million, consisting of $61.0 million of cash payments as well as a contingent consideration liability with an acquisition date fair value of $12.2 million. The contingent consideration liability contains various components which could be settled over a period not to exceed twenty-four months from the acquisition date, based on the achievement of the defined financial targets by the acquired business. Net tangible assets acquired in the transaction were $4.8 million. This acquisition resulted in $39.1 million of Goodwill and $29.3 million of intangible assets, consisting of acquired customer relationships and software technology, which are being amortized over a ten-year life and seven-year life, respectively.
During the first quarter of fiscal year 2016, goodwill was reduced by $0.9 million for the settlement of post close working capital adjustments.
During the second quarter of fiscal year 2016, the fair value of the contingent consideration was decreased by $0.8 million. During the fourth quarter of fiscal year 2016, the Company made a partial pay-out on the liability of $7.9 million, and decreased the contingent consideration liability by an additional $3.1 million based upon a review and measurement period adjustment. The fair value of the remaining contingent consideration liability at June 30, 2016 is $0.4 million.
FSCI Unit of Thomson Reuters’ Lipper division
In June 2015, the Company’s Investor Communication Solutions segment acquired the FSCI unit from Thomson Reuters’ Lipper division, now known as Broadridge Fund Information Services. The acquisition expands the Company’s enterprise data and analytics solutions for mutual fund manufacturers, ETF issuers, and fund administrators, adding new global data and research capabilities. The purchase price was $77.0 million. Net tangible assets acquired in the transaction were $3.8 million. This acquisition resulted in $38.8 million of Goodwill and $34.4 million of intangible assets, consisting primarily of acquired customer relationships, which is being amortized over a ten-year life.
During the first quarter of fiscal year 2016, goodwill was reduced by $1.4 million for the settlement of post close working capital adjustments.
Fiscal Year 2014 Acquisitions:
Bonaire Software Solutions, LLC
In July 2013, the Company’s Investor Communication Solutions segment acquired Bonaire Software Solutions, LLC, a leading provider of fee calculation, billing, and revenue and expense management solutions for asset managers including institutional asset managers, wealth managers, mutual funds, bank trusts, hedge funds and capital markets firms. The aggregate purchase price was $37.6 million, net of cash acquired. Net liabilities assumed in the transaction were $1.5 million. The Company recorded a $0.5 million liability for the fair value of potential additional cash payments, which are payable over the next three years contingent upon the achievement by the acquired business of certain defined financial targets. This acquisition resulted in $29.0 million of Goodwill. Intangible assets acquired, which totaled $10.1 million, consist primarily of acquired software technology and customer relationships, which are being amortized over a seven-year life and ten-year life, respectively.
During the fourth quarter of fiscal year 2014, the fair value of the contingent consideration was increased by $0.8 million. As a result, as of June 30, 2014, the Company recorded a $1.3 million contingent consideration liability for the contingent consideration. In fiscal year 2015, the Company increased the contingent consideration liability by $0.3 million and also made a partial pay-out on the liability of $0.4 million.
In fiscal year 2016, the Company made a partial pay-out on the contingent consideration liability of $0.2 million and reduced the contingent consideration liability by $1.0 million. At June 30, 2016, the contingent consideration liability has been fully settled and no future liability remains.

Emerald Connect, LLC
In February 2014, the Company’s Investor Communication Solutions segment acquired Emerald Connect LLC, a leading provider of websites and related communications solutions for financial advisors. The purchase price was $59.8 million, net of cash acquired. Net liabilities assumed in the transaction were $2.1 million. This acquisition resulted in $41.1 million of Goodwill. Intangible assets acquired, which totaled $20.8 million, consist primarily of acquired customer relationships, which are being amortized over a seven-year life.
Other
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
Accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets and liabilities.

Level 2	Observable market-based inputs other than quoted prices in active markets for identical assets and liabilities.

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
The Company holds available-for-sale securities issued by a non-public entity for which the lowest level of significant inputs is unobservable. On a recurring basis, the Company uses pricing models and similar techniques for which the determination of fair value requires significant judgment by management. Accordingly, the Company classifies the available-for-sale securities as Level 3 in the table below.
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
The following tables set forth the Company’s financial assets and liabilities at June 30, 2016 and 2015, respectively, that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds(1)	$121.0	$—	$—	$121.0
Other current assets:
Available-for-sale securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale securities	34.4	—	1.1	35.5
Total assets as of June 30, 2016	$155.5	$—	$1.1	$156.6
Liabilities:
Contingent consideration obligations	$—	$—	$5.5	$5.5
Total liabilities as of June 30, 2016	$—	$—	$5.5	$5.5

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds(1)	$65.5	$—	$—	$65.5
Other current assets:
Available-for-sale securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale securities	24.5	—	1.1	25.6
Total assets as of June 30, 2015	$90.1	$—	$1.1	$91.2
Liabilities:
Contingent consideration obligations	$—	$—	$15.7	$15.7
Total liabilities as of June 30, 2015	$—	$—	$15.7	$15.7

(1)	Money market funds include MMDA account balances of $91.0 million and $34.0 million as of June 30, 2016 and 2015, respectively.
The following table sets forth an analysis of changes during fiscal years 2016 and 2015 in Level 3 financial assets of the Company:

	2016	2015
	(in millions)
Beginning balance	$1.1	$1.1
Net realized/unrealized gains (losses)	—	—
Purchases	—	—
Transfers in (out) of Level 3	—	—
Ending balance	$1.1	$1.1
The following table sets forth an analysis of changes during fiscal years 2016 and 2015 in Level 3 financial liabilities of the Company:

	June 30,
	2016	2015
	(in millions)
Beginning balance	$15.7	$1.3
Additional contingent consideration incurred	3.6	14.5
Increase (decrease) in contingent consideration liability	(4.9)	0.3
Payments	(8.9)	(0.4)
Ending balance	$5.5	$15.7
The Company did not incur any Level 3 fair value asset impairments during fiscal years 2016, 2015, and 2014. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.

NOTE 7.	PROPERTY, PLANT AND EQUIPMENT, NET
Depreciation expense for Property, plant and equipment was $38.7 million, $38.0 million, and $35.5 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Property, plant and equipment at cost and Accumulated depreciation at June 30, 2016 and 2015 are as follows:

	June 30,
	2016	2015
	(in millions)
Property, plant and equipment:
Land and buildings	$2.5	$4.9
Equipment	341.2	317.4
Furniture, leaseholds and other	177.0	170.9
	520.6	493.2
Less: Accumulated depreciation	(408.4)	(395.9)
Property, plant and equipment, net	$112.2	$97.3
In fiscal years 2016 and 2015, Property, plant and equipment and Accumulated depreciation were each reduced by $24.2 million and $1.9 million, respectively, for asset retirements related to fully depreciated property, plant and equipment no longer in use.

NOTE 8.	GOODWILL AND INTANGIBLE ASSETS, NET
Changes in Goodwill for the fiscal years ended June 30, 2016 and 2015 are as follows:

	Investor Communication Solutions	Global Technology and Operations	Total
	(in millions)
Goodwill, gross, at July 1, 2014	$583.1	$273.0	$856.1
Additions	98.5	25.5	124.0
Foreign currency translation and other	(0.2)	(9.4)	(9.6)
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2015	$681.4	$289.1	$970.5

Goodwill, gross, at June 30, 2015	$681.4	$289.1	$970.5
Additions	11.1	26.3	37.5
Fair value adjustments	(2.3)	—	(2.3)
Foreign currency translation and other	(0.4)	(5.9)	(6.3)
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2016	$689.7	$309.6	$999.3
Additions for the fiscal year ended June 30, 2016 include $11.1 million and $23.3 million for the acquisitions of QED and 4sight Financial, respectively. Additions for the fiscal year ended June 30, 2015 include $25.5 million, $20.6 million, $39.1 million, and $38.8 million for the acquisitions of TwoFour Systems, Direxxis, the trade processing business of WTRIS, and FSCI, respectively. Fair value adjustments for fiscal year 2016 represent reductions in goodwill of $0.9 million for WTRIS and $1.4 million for FSCI related to the settlement of post-closing working capital adjustments (see Note 5, “Acquisitions”).
During fiscal years 2016, 2015 and 2014, the Company performed the required impairment tests of Goodwill and determined that there was no impairment. The Company also performs a sensitivity analysis under Step 1 of the goodwill impairment test assuming hypothetical reductions in the fair values of the reporting units. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates, which are the most significant estimates used in our calculations of the fair values of the reporting units, would not result in an impairment of our goodwill.
Intangible assets at cost and accumulated amortization at June 30, 2016 and 2015 are as follows:

	June 30,
	2016			2015
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
	(in millions)
Software licenses	$110.1	$(76.7)	$33.5	$89.7	$(63.3)	$26.4
Acquired software technology	91.0	(52.1)	38.9	74.4	(42.9)	31.5
Customer contracts and lists	213.9	(86.3)	127.6	196.8	(65.9)	130.9
Other intangibles	23.0	(12.7)	10.3	18.5	(11.6)	6.9
	$438.0	$(227.8)	$210.3	$379.4	$(183.7)	$195.7
In fiscal years 2016 and 2015, intangible assets and accumulated amortization were reduced by $1.1 million and $7.0 million, respectively, for asset retirements related to fully amortized intangibles.
Other intangibles consist of capitalized internal use software and the following intangible assets acquired in business acquisitions: purchased rights, covenants, patents, and trademarks. All of the intangible assets have finite lives and, as such, are subject to amortization.
The weighted-average remaining useful life of the intangible assets is as follows:

Weighted-Average Remaining Useful Life (Years)
Software licenses	2.8
Acquired software technology	4.3
Customer contracts and lists	7.3
Other intangibles	4.5
Total Weighted-average remaining useful life	5.7
Amortization of intangibles totaled $45.8 million, $36.6 million, and $33.9 million for fiscal years 2016, 2015, and 2014, respectively. Estimated remaining amortization expenses of the Company’s existing intangible assets for the next five fiscal years and thereafter are as follows:

Years Ending June 30,	(in millions)
2017	$53.9
2018	40.5
2019	29.9
2020	25.1
2021	19.0
Thereafter	41.7

NOTE 9.	OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	June 30,
	2016	2015
	(in millions)
Deferred client conversion and start-up costs	$139.4	$137.1
Deferred data center costs	43.1	43.5
Long-term investments	48.5	33.3
Long-term broker fees	12.4	5.4
Other	25.5	23.9
Total	$268.9	$243.2

NOTE 10.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30,
	2016	2015
	(in millions)
Employee compensation and benefits	$181.2	$163.2
Accrued broker fees	65.4	63.4
Accrued taxes	49.9	28.5
Accrued dividend payable	34.9	31.4
Other	20.7	33.9
Total	$352.2	$320.4

NOTE 11.	BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

			Book Value
	Expiration Date	Par Value	June 30, 2016	June 30, 2015	Unused Available Capacity	Fair Value at June 30, 2016
			(in millions)
Current portion of long-term debt
Fiscal 2007 Senior Notes (a)	June 2017	$125.0	$124.9	$—	$—	$129.1
		$125.0	$124.9	$—	$—	$129.1

Long-term debt, excluding current portion
Fiscal 2015 Revolving Credit Facility	August 2019	$—	$—	$165.0	$750.0	$—
Fiscal 2007 Senior Notes (a)	June 2017	—	—	124.8	—	—
Fiscal 2014 Senior Notes	September 2020	400.0	399.7	399.6	—	427.6
Fiscal 2016 Senior Notes	June 2026	500.0	497.9	—	—	507.9
		$900.0	$897.6	$689.4	$750.0	$935.5

Total debt		$1,025.0	$1,022.5	$689.4	$750.0	$1,064.6
(a) The Fiscal 2007 Senior Notes were reclassified from Long-term debt to Current portion of long-term debt in June 2016 to reflect the remaining maturity of less than one year.
Fiscal 2012 Credit Facilities: On September 22, 2011, the Company entered into a $990.0 million senior unsecured credit facility, consisting of a $490.0 million five-year term loan facility (the “Fiscal 2012 Term Loan”) and a $500.0 million five-year revolving credit facility (the “Fiscal 2012 Revolving Credit Facility”) (collectively the “Fiscal 2012 Credit Facilities”). Borrowings under the Fiscal 2012 Credit Facilities bore interest at the London Interbank Offered Rate (“LIBOR”) plus 125 basis points. The Fiscal 2012 Revolving Credit Facility also had an annual facility fee equal to 15 basis points, on the unused portion of the facility, which totaled $0.1 million and $0.8 million for the fiscal years ended June 30, 2015, and 2014, respectively. The Company repaid the remaining $400.0 million outstanding on the Fiscal 2012 Term Loan in August 2013. The weighted-average interest rate on the Fiscal 2012 Term Loan was 1.44% for the fiscal year ended June 30, 2014.
Fiscal 2015 Revolving Credit Facility: On August 14, 2014, the Company entered into an amended and restated $750.0 million five-year revolving credit facility (the “Fiscal 2015 Revolving Credit Facility”), which replaced the $500.0 million five-year revolving credit facility entered into in September 2011 (the “Fiscal 2012 Revolving Credit Facility”). The Fiscal 2015 Revolving Credit Facility is comprised of a $670.0 million U.S. dollar tranche and an $80.0 million multicurrency tranche. At June 30, 2016, the Company had no outstanding borrowings and had unused available capacity of $750.0 million under the Fiscal 2015 Revolving Credit Facility. The weighted-average interest rate on the Fiscal 2015 Revolving Credit Facility was 1.30% and 1.18% for the fiscal years ended June 30, 2016 and 2015, respectively. The fair value of the variable-

rate Fiscal 2015 Revolving Credit Facility borrowings at June 30, 2016 approximates carrying value and has been classified as a Level 2 financial liability.
Borrowings under the Fiscal 2015 Revolving Credit Facility can be made in tranches up to 360 days and bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2015 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, which totaled $1.0 million and $0.8 million for the fiscal years ended June 30, 2016 and June 30, 2015, respectively. The Company incurred $1.9 million in costs to establish the Fiscal 2015 Revolving Credit Facility. During the quarter ended September 30, 2014, the Company expensed $0.1 million of costs related to certain lenders from the 2012 Revolving Credit Facility that did not participate in the Fiscal 2015 Revolving Credit Facility. As of June 30, 2016, $1.5 million of these costs remain to be amortized (including $0.3 million of costs from the Fiscal 2012 Revolving Credit Facility). Such costs are capitalized in Other non-current assets in the Consolidated Balance Sheets and are being amortized to Non-operating expenses, net on a straight-line basis, which approximates the effective interest method, over the term of this facility.
The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2015 Revolving Credit Facility at any tranche maturity date. The Fiscal 2015 Revolving Credit Facility is subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At June 30, 2016, the Company is in compliance with the financial covenants of the Fiscal 2015 Revolving Credit Facility.
Fiscal 2007 Senior Notes: In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Fiscal 2007 Senior Notes”). The Fiscal 2007 Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Fiscal 2007 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2007 Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Fiscal 2007 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2016, the Company is in compliance with the covenants of the indenture governing the Fiscal 2007 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2007 Senior Notes upon a change of control triggering event. The Fiscal 2007 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2007 Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2007 Senior Notes. These costs have been capitalized and are being amortized to Non-operating expenses, net on a straight-line basis, which approximates the effective interest method, over the ten year term. At June 30, 2016 and 2015, the costs remaining to be amortized related to the Fiscal 2007 Senior Notes was $0.1 million and $0.3 million, respectively. During the fiscal year ended June 30, 2009, the Company purchased $125.0 million principal amount of the Fiscal 2007 Senior Notes (including $1.0 million unamortized bond discount) pursuant to a cash tender offer for such notes. The fair value of the fixed-rate Fiscal 2007 Senior Notes at June 30, 2016 and 2015 was $129.1 million and $135.8 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 6, “Fair Value of Financial Instruments”).
Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2016, the Company is in compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Fiscal 2014 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to Non-operating expenses, net on a straight-line basis, which approximates the effective interest method, over the seven-year term. At June 30, 2016 and 2015, the costs remaining to be amortized related to the Fiscal 2014 Senior Notes was $2.5 million and $3.1 million, respectively. The fair value of the fixed-rate Fiscal 2014 Senior Notes at June 30, 2016 and 2015 was $427.6 million and $417.8 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 6, “Fair Value of Financial Instruments”).
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of

3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2016, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Fiscal 2016 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.5 million in debt issuance costs to establish the Fiscal 2016 Senior Notes. These costs have been capitalized and are being amortized to Non-operating expenses, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. At June 30, 2016, the costs remaining to be amortized related to the Fiscal 2016 Senior Notes was $4.5 million. The fair value of the fixed-rate Fiscal 2016 Senior Notes at June 30, 2016 was $507.9 million, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 6, “Fair Value of Financial Instruments”).
The Fiscal 2015 Revolving Credit Facility, Fiscal 2007 Senior Notes, Fiscal 2014 Senior Notes, and Fiscal 2016 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, the Company and certain subsidiaries established unsecured, uncommitted lines of credit with banks. As of June 30, 2016 and 2015, respectively, there were no amounts outstanding under these lines of credit.

NOTE 12.	STOCK-BASED COMPENSATION
Incentive Equity Awards. The Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (the “2007 Plan”) provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock awards, stock bonuses and performance compensation awards to employees, non-employee directors, and other key individuals who perform services for the Company. The accounting for stock-based compensation requires the measurement of stock-based compensation expense to be recognized in Net earnings based on the fair value of the award on the date of grant. In accordance with the 2007 Plan, the Company’s stock-based compensation consists of the following:
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
The activity related to the Company’s incentive equity awards for the fiscal years ended June 30, 2016, 2015 and 2014 consisted of the following:

	Stock Options		Time-based RSUs		Performance-based RSUs
	Number of Options	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balances at July 1, 2013	10,985,482	$20.39	2,086,834	$19.65	572,823	$19.96
Granted	1,683,875	36.88	906,061	30.46	348,997	30.93
Exercised (a)	(2,686,105)	18.46	—	—	—	—
Vesting of RSUs (b)	—	—	(961,930)	17.78	(237,189)	17.73
Expired/forfeited	(135,961)	20.89	(164,557)	21.60	(22,349)	27.10
Balances at June 30, 2014	9,847,291	$23.73	1,866,408	$25.69	662,282	$26.30
Granted	1,075,759	50.10	748,582	39.66	254,440	35.89
Exercised (a)	(3,140,921)	19.79	—	—	—	—
Vesting of RSUs (b)	—	—	(945,506)	21.89	(357,515)	21.29
Expired/forfeited	(108,182)	26.49	(143,024)	29.81	(11,342)	30.27
Balances at June 30, 2015	7,673,947	$29.00	1,526,460	$34.51	547,865	$33.94
Granted	679,995	52.51	574,889	52.28	262,292	50.79
Exercised (a)	(1,192,266)	20.83	—	—	—	—
Vesting of RSUs (b)	—	—	(758,964)	31.30	(264,868)	30.30
Expired/forfeited	(102,609)	34.32	(139,489)	40.45	(76,773)	23.43
Balances at June 30, 2016 (c)	7,059,067	$32.57	1,202,896	$44.34	468,516	$47.15

(a)	Stock options exercised during the fiscal years ended June 30, 2016, 2015 and 2014 had intrinsic values of $41.3 million, $86.2 million and $49.9 million, respectively.

(b)
Time-based RSUs that vested during the fiscal years ended June 30, 2016, 2015 and 2014 had a total fair value of $44.9 million, $51.5 million and $36.5 million, respectively. Performance-based RSUs that vested during the fiscal years ended June 30, 2016, 2015 and 2014 had a total fair value of $15.6 million, $19.2 million and $8.9 million, respectively.

(c)
As of June 30, 2016, the Company’s outstanding “in the money” vested stock options using the fiscal year-end share price of $65.20 (approximately 4.3 million shares) had an aggregate intrinsic value of $166.5 million. As of June 30, 2016, time-based RSUs and performance-based RSUs expected to vest using the fiscal year-end share price of $65.20 (approximately 1.2 million and 0.4 million shares, respectively) had an aggregate intrinsic value of $77.5 million and $28.5 million, respectively.

The tables below summarize information regarding the Company’s outstanding and exercisable stock options as of June 30, 2016:

	Outstanding Options
	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Range of Exercise Prices
$0.01 to $18.00	248,674	2.64	$15.68
$18.01 to $20.00	230,862	1.22	$19.25
$20.01 to $22.00	730,702	3.64	$21.60
$22.01 to $24.00	1,519,965	5.69	$22.49
$24.01 to $26.00	1,061,956	5.16	$24.78
$26.01 to $41.00	1,547,692	7.61	$36.97
$41.01 to $57.00	1,719,216	8.99	$51.19
	7,059,067	6.37	$32.57

	Exercisable Options
Range of Exercise Prices	Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.01 to $18.00	248,674	2.64	$15.68
$18.01 to $20.00	230,862	1.22	$19.25
$20.01 to $22.00	730,702	3.64	$21.60
$22.01 to $24.00	1,238,264	5.57	$22.54
$24.01 to $26.00	1,043,353	5.13	$24.76
$26.01 to $41.00	379,983	7.60	$37.09
$41.01 to $57.00	393,257	8.65	$49.98
	4,265,095	5.19	$26.17
Stock-based compensation expense of $43.1 million, $38.6 million, and $34.6 million was recognized in the Consolidated Statements of Earnings for the fiscal years ended June 30, 2016, 2015 and 2014, respectively, as well as related tax benefits of $15.4 million, $14.5 million, and $13.0 million, respectively.
As of June 30, 2016, the total remaining unrecognized compensation cost related to non-vested stock options and RSU awards amounted to $12.7 million and $36.2 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.7 years and 1.5 years, respectively.
In April 2013, the Company began reissuing treasury stock to satisfy stock option exercises and issuances under the Company’s RSU awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs. The Company repurchased 1.7 million shares in fiscal year 2016 under our share repurchase program as compared to 5.2 million shares repurchased in fiscal year 2015, which excludes shares withheld by the Company to cover payroll taxes on the vesting of RSU awards, which are also accounted for as treasury stock. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.
The following table presents the assumptions used to determine the fair values of the stock option grants using the Binomial options pricing model during the fiscal years ended June 30, 2016, 2015 and 2014:

	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2015	Fiscal Year Ended June 30, 2014
Graded Vesting
Risk-free interest rate	1.4%	1.8%	2.1%
Dividend yield	2.3%	2.1%	2.3%
Weighted-average volatility factor	26.7%	24.2%	26.4%
Weighted-average expected life (in years)	6.5	6.9	6.9
Weighted-average fair value (in dollars)	$10.82	$10.21	$8.19

	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2015	Fiscal Year Ended June 30, 2014
Cliff Vesting
Risk-free interest rate	—	—	2.3%
Dividend yield	—	—	2.3%
Weighted-average volatility factor	—	—	26.4%
Weighted-average expected life (in years)	—	—	7.7
Weighted-average fair value (in dollars)	—	—	$8.76

NOTE 13.	EMPLOYEE BENEFIT PLANS

A. Defined Contribution Savings Plans. The Company sponsors a 401(k) savings plan covering eligible U.S. employees of the Company. This plan provides a base contribution plus Company matching contributions on a portion of employee contributions.
An Executive Retirement and Savings Plan (the “ERSP”) was adopted effective January 1, 2015 for those executives who are not participants in the Broadridge SORP or Broadridge SERP (defined below). The ERSP is a defined contribution plan that allows eligible full-time U.S. employees to defer compensation until a later date and the Company will match a portion of the deferred compensation above the qualified defined contribution compensation and deferral limitations.
The costs recorded by the Company for these plans were:

	Years ended June 30,
	2016	2015	2014
	(in millions)
401(k) savings plan	$27.3	$24.9	$22.1
ERSP	1.2	0.4	—
Total	$28.5	$25.3	$22.1
B. Defined Benefit Pension Plans. The Company sponsors a Supplemental Officer Retirement Plan (the “Broadridge SORP”). The Broadridge SORP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. The Broadridge SORP is currently unfunded. The Broadridge SORP was closed to new participants beginning in fiscal year 2015.
The Company also sponsors a Supplemental Executive Retirement Plan (the “Broadridge SERP”). The Broadridge SERP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key executives upon retirement based upon the executives’ years of service and compensation. The Broadridge SERP is currently unfunded. The Broadridge SERP was closed to new participants beginning in fiscal year 2015.
The amounts charged to expense by the Company for these plans were:

	Years ended June 30,
	2016	2015	2014
	(in millions)
SORP	$3.2	$2.7	$2.9
SERP	0.6	0.6	0.5
Total	$3.8	$3.3	$3.4
The benefit obligation to the Company under these plans at June 30, 2016, 2015 and 2014 was:

	Years ended June 30,
	2016	2015	2014
	(in millions)
SORP	$30.0	$25.3	$21.0
SERP	3.6	2.7	2.3
Total	$33.6	$28.0	$23.3
C. Other Post-retirement Benefit Plan. The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The plan is currently unfunded.
The amounts charged to expense by the Company for this plan were:

	Years ended June 30,
	2016	2015	2014
	(in millions)
Executive Retiree Health Insurance Plan	$0.3	$0.2	$0.2
The benefit obligation to the Company under this plan at June 30, 2016, 2015 and 2014 was:

	Years ended June 30,
	2016	2015	2014
	(in millions)
Executive Retiree Health Insurance Plan	$4.2	$3.9	$3.2

NOTE 14.	INCOME TAXES
Earnings before income taxes shown below are based on the geographic location to which such earnings are attributable.

	Years Ended June 30,
	2016	2015	2014
	(in millions)
Earnings before income taxes:
U.S.	$389.2	$365.4	$308.1
Foreign	79.7	73.5	87.4
Total	$468.9	$438.9	$395.5
The Provision for income taxes consists of the following components:

	Years Ended June 30,
	2016	2015	2014
	(in millions)
Current:
U.S. Domestic	$134.9	$120.8	$114.8
Foreign	23.9	19.8	22.5
State	8.5	10.6	6.8
Total current	167.3	151.2	144.1
Deferred:
U.S. Domestic	(7.4)	4.5	(8.7)
Foreign	(0.4)	(0.9)	(0.4)
State	1.9	(3.0)	(2.5)
Total deferred	(5.9)	0.6	(11.6)
Total Provision for income taxes	$161.4	$151.8	$132.5

	Years Ended June 30,
	2016	%	2015	%	2014	%
	(in millions)
Provision for income taxes at U.S. statutory rate	$164.1	35.0	$153.6	35.0	$138.4	35.0
Increase (decrease) in Provision for income taxes from:
State taxes, net of federal tax	7.0	1.5	5.8	1.3	4.0	1.0
Foreign taxes	(5.6)	(1.2)	(5.1)	(1.2)	(7.5)	(1.9)
Valuation allowances	(0.3)	(0.1)	(0.9)	(0.2)	(0.7)	(0.2)
Other	(3.8)	(0.7)	(1.6)	(0.3)	(1.7)	(0.4)
Total Provision for income taxes	$161.4	34.4	$151.8	34.6	$132.5	33.5
The Provision for income taxes and the effective tax rates for the fiscal year ended June 30, 2016 were $161.4 million and 34.4%, compared to $151.8 million and 34.6%, for the fiscal year ended June 30, 2015, respectively. The decrease in the effective tax rate was primarily attributable to a greater recognition of tax benefits in the fiscal year 2016 annualized effective tax rate for the current year federal research and development (R&D) tax credit and the Section 199 domestic production activities deduction (the Section 199 deduction) compared to the recognition of such tax benefits in the annualized rate for fiscal year 2015. The additional benefits in the fiscal year 2016 annualized tax rate for the R&D tax credit and the Section 199 deduction compared to fiscal year 2015 resulted in a decrease in the rate of approximately 34 basis points. In addition, the Company recognized more cumulative discrete tax benefits in fiscal year 2016 compared to fiscal year 2015, yielding an additional benefit of approximately 2 basis points to the rate. The cumulative discrete tax benefits in fiscal year 2016 related primarily to larger discrete tax benefits for prior years US federal R&D tax credits and the prior year Section 199 deduction. The gross tax benefit of approximately 36 basis points from the greater recognition in fiscal year 2016 for tax benefits in the annualized rate and excess cumulative discrete items compared to fiscal year 2015 was partially offset by the recognition in fiscal year 2016 of additional US federal tax expense (a decrease of approximately 16 basis points to the rate) attributable to a one-time dividend from a foreign affiliate that was a party to a legal entity reorganization. In fiscal year 2016, the Company’s foreign earnings were approximately 17% of total company earnings before income taxes as compared to fiscal year 2015 when the Company’s foreign earnings were also approximately 17% of total company earnings before income taxes. The geographical mix of income may impact the effective tax rate in future periods as the geographical mix of the Company’s business changes.
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
As of June 30, 2016, the Company had approximately $366.5 million of accumulated earnings attributable to foreign subsidiaries. The Company considers such earnings as permanently reinvested outside the U.S. and, therefore, provides no additional taxes that could occur upon repatriation. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2016 and 2015 were as follows:

	June 30,
	2016	2015
	(in millions)
Classification:
Current deferred tax assets (included in Other current assets)	$19.3	$17.7
Long-term deferred tax assets (included in Other non-current assets)	1.5	1.3
Current deferred tax liabilities (included in Accrued expenses and other current liabilities)	(0.8)	(0.6)
Long-term deferred tax liabilities	(61.6)	(61.7)
Net deferred tax liabilities	$(41.6)	$(43.3)
Components:
Deferred tax assets:
Accrued expenses not currently deductible	$4.0	$4.3
Depreciation	21.1	19.6
Compensation and benefits not currently deductible	56.0	47.3
Net operating and capital losses	21.6	23.7
Tax credits	4.8	5.9
Other	5.1	4.9
Total deferred tax assets	112.6	105.7
Less: Valuation allowances	(9.8)	(9.2)
Deferred tax assets, net	102.8	96.5
Deferred tax liabilities:
Goodwill and identifiable intangibles	120.3	116.4
Net deferred expenses	16.5	16.9
Other	7.6	6.5
Deferred tax liabilities	144.4	139.8
Net deferred tax liabilities	$(41.6)	$(43.3)
The Company has estimated foreign net operating loss carryforwards of approximately $13.7 million as of June 30, 2016 of which $1.2 million expires in 2017 through 2027 and of which $12.5 million has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $31.4 million, which expire in 2017 through 2030.
Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $9.8 million and $9.2 million at June 30, 2016 and 2015, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income require significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.
In the next twelve months, the Company expects to decrease its reserve for unrecognized tax benefits by approximately $0.5 million as a result of statute of limitations expirations and certain potential state settlements.
The following table summarizes the activity related to the Company’s gross unrecognized tax positions:

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in millions)
Beginning balance	$24.4	$26.6	$30.0
Gross increase related to prior period tax positions	0.6	0.5	0.5
Gross increase related to current period tax positions	2.6	2.4	2.2
Gross decrease related to prior period tax positions	(9.4)	(5.1)	(6.1)
Ending balance	$18.2	$24.4	$26.6
As of June 30, 2016, 2015 and 2014 the reserve for unrecognized tax positions recorded by the Company for the gross unrecognized tax positions presented in the preceding table, was $12.9 million, $12.7 million, and $14.5 million respectively, if reversed in full the reserve would affect the effective tax rate by these amounts, respectively.
The $9.4 million gross decrease in fiscal year 2016 for prior period tax positions related to certain tax audit settlements and certain state, federal and foreign statute of limitation expirations.
The $5.1 million gross decrease in fiscal year 2015 for prior period tax positions related to the settlement of certain state income tax audits and certain federal and foreign statute of limitation expirations.
The $6.1 million gross decrease in fiscal year 2014 for prior period tax positions related to the settlement and execution of an advance pricing agreement with the U.S. Internal Revenue Service and the Canada Revenue Agency and statute of limitation expirations.
The Company’s policy with respect to interest and penalties associated with uncertain tax positions is not to include them in income tax expense but include penalties as a component of other accrued expenses and interest in interest expense. In this regard, during the fiscal year ended June 30, 2016, the Company adjusted accrued interest by approximately $(0.3) million as a result of a favorable audit settlement and recognized a total liability of $3.4 million; in fiscal year ended June 30, 2015, the Company accrued approximately $0.1 million and recognized a total liability of $5.0 million; in fiscal year ended June 30, 2014 the Company accrued approximately $0.9 million and recognized a total liability of $3.2 million for penalties and interest.
The Company is regularly subject to examination of its income tax returns by U.S. Federal, state and foreign income tax authorities. The tax years that are currently open and could be subject to income tax audits for U.S. federal and most state and local jurisdictions are fiscal years ending June 30, 2013 through June 30, 2016, and for Canadian operations that could be subject to audit in Canada, fiscal years ending June 30, 2012 through June 30, 2016. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements.

NOTE 15.	CONTRACTUAL COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2024. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at June 30, 2016 are $445.4 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at June 30, 2016 are $33.0 million through fiscal year 2024, the final year of the contract.

The following table summarizes the total expenses related to these agreements:

	Years ended June 30,
	2016	2015	2014
	(in millions)
IT Services Agreement	$98.5	$95.3	$95.7
EU IT Services Agreement	7.5	4.6	1.5
Total expenses	$106.0	$99.9	$97.2
The Company has capitalized $59.4 million, including $4.8 million in fiscal year 2016, related to the build-out of the IBM data center in Other non-current assets. The Company capitalized $5.6 million related to the build-out of the IBM UK data center in Other non-current assets. The asset balance declined by $0.3 million due to the impact of foreign exchange during the fiscal year ended June 30, 2016.
The following table summarizes the total amortization expense of capitalized costs related to these agreements:

	Years ended June 30,
	2016	2015	2014
	(in millions)
IT Services Agreement	$(4.3)	$(5.1)	$(5.4)
EU IT Services Agreement	(0.6)	(0.4)	—
Total expenses	$(4.8)	$(5.5)	$(5.4)
In December 2015, the Company and Computer Associates, Inc. (“CA”) entered into a Mainframe Software License agreement extension (“the CA Software License Agreement”), under which CA provides software that the Company uses in support of its data center operations. The CA Software License Agreement expires in March 2021. Commitments remaining under this agreement at June 30, 2016 are $32.8 million through fiscal year 2021, the final year of the contract.
Equity Method Investment
The Company contributed $4.8 million and $7.5 million to an equity method investment during the fiscal years ended June 30, 2016 and 2015, respectively, and has a remaining commitment of $1.5 million to fund this investment at June 30, 2016.
Contractual Obligations
The Company has obligations under the IT Services Agreement, the EU IT Services Agreement, and related software maintenance agreements, various facilities and equipment leases, software license agreements, and software/hardware maintenance agreements.
The following table summarizes the total expenses related to these agreements:

	Years ended June 30,
	2016	2015	2014
	(in millions)
Data center expenses	$106.0	$99.9	$97.2
Facilities and equipment leases	38.1	36.5	39.1
Software license agreements	26.5	24.8	25.7
Software/hardware maintenance agreements	53.3	48.9	52.4
Total expenses	$223.9	$210.1	$214.4
The minimum commitments under these obligations at June 30, 2016 as follows:

Years Ending June 30,	(in millions)
2017	$112.8
2018	99.0
2019	88.5
2020	82.5
2021	75.2
Thereafter	195.5
$653.4
In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.
Other
In the normal course of business, the Company is subject to various claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material impact on its financial condition, results of operations or cash flows.
As of June 30, 2016, the Company had an outstanding letter of credit for $1.6 million. This letter of credit was issued in May 2007 to guarantee certain claim payments to a third-party insurance company in the event the Company does not pay its portion of the claims. No amounts were drawn on this letter of credit.
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of June 30, 2016 and 2015.
In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
Our business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), a wholly-owned indirect subsidiary, which is a broker-dealer registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”), which requires BBPO to maintain a minimum amount of net capital. At June 30, 2016, BBPO was in compliance with this capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires that BBPO maintain a minimum amount of net capital. At June 30, 2016, BBPO was in compliance with this capital requirement.
In addition, Matrix Trust Company, a wholly-owned indirect subsidiary, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and other state regulators where it does business, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At June 30, 2016, Matrix Trust Company was in compliance with its capital requirements.
NOTE 16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss):

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2013	$7.6	$1.1	$(4.5)	$4.2
Other comprehensive income/(loss) before reclassifications	6.0	0.8	(1.0)	5.8
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.3	0.3
Balances at June 30, 2014	$13.6	$1.9	$(5.2)	$10.3
Other comprehensive income/(loss) before reclassifications	(30.2)	0.1	(1.4)	(31.5)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.3	0.3
Balances at June 30, 2015	$(16.6)	$2.0	$(6.3)	$(20.9)
Other comprehensive income/(loss) before reclassifications	(15.4)	(0.7)	(1.6)	(17.7)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.4	0.4
Balances at June 30, 2016	$(31.9)	$1.3	$(7.6)	$(38.2)
The following table summarizes the reclassifications out of accumulated other comprehensive income/(loss):

	Years Ended June 30,
	2016	2015	2014
	(in millions)
Pension and Post-retirement liabilities:
Amortization of loss reclassified into Selling, general and administrative expenses	$0.6	$0.5	$0.5
Tax income	(0.2)	(0.2)	(0.2)
Amortization of loss, net of tax	$0.4	$0.3	$0.3

NOTE 17.	FINANCIAL DATA BY SEGMENT
The Company operates in two reportable segments: Investor Communication Solutions and Global Technology and Operations. See Note 1, “Basis of Presentation” for a further description of the Company’s reportable segments.
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

	Investor Communication Solutions	Global Technology and Operations	Other	Foreign Currency Exchange	Total
	(in millions)
Year ended June 30, 2016
Revenues	$2,220.4	$738.0	$—	$(61.4)	$2,897.0
Earnings (loss) before income taxes	409.1	135.4	(79.0)	3.4	468.9
Assets	1,475.2	712.0	692.6	—	2,879.8
Capital expenditures	40.7	5.8	11.2	—	57.7
Depreciation and amortization	30.7	11.1	10.9	—	52.6
Amortization of acquired intangibles	26.7	5.1	—	—	31.8
Amortization of other assets	6.6	15.7	4.3	—	26.6
Year ended June 30, 2015
Revenues	$2,030.2	$692.5	$—	$(28.5)	$2,694.2
Earnings (loss) before income taxes	381.4	120.3	(73.5)	10.7	438.9
Assets	1,346.9	786.1	235.1	—	2,368.1
Capital expenditures	34.9	6.6	6.9	—	48.4
Depreciation and amortization	27.8	12.7	8.8	—	49.3
Amortization of acquired intangibles	20.2	5.1	—	—	25.3
Amortization of other assets	6.9	17.7	5.1	—	29.7
Year ended June 30, 2014
Revenues	$1,881.0	$680.7	$—	$(3.7)	$2,558.0
Earnings (loss) before income taxes	336.3	118.8	(75.3)	15.7	395.5
Assets	1,137.0	729.4	325.7	—	2,192.1
Capital expenditures	28.2	11.7	3.3	—	43.2
Depreciation and amortization	25.3	12.2	9.3	—	46.8
Amortization of acquired intangibles	17.8	4.8	—	—	22.6
Amortization of other assets	4.4	18.2	5.4	—	28.0
Revenues and assets by geographic area are as follows:

	United States	Canada	United Kingdom	Other	Total
	(in millions)
Year ended June 30, 2016
Revenues	$2,582.1	$213.7	$78.3	$23.0	$2,897.0
Assets	$2,432.0	$171.6	$202.5	$73.7	$2,879.8
Year ended June 30, 2015
Revenues	$2,368.6	$224.5	$69.8	$31.3	$2,694.2
Assets	$1,947.1	$174.5	$163.2	$83.3	$2,368.1
Year ended June 30, 2014
Revenues	$2,208.9	$244.8	$65.7	$38.6	$2,558.0
Assets	$1,830.3	$129.2	$156.5	$76.1	$2,192.1

NOTE 18.	QUARTERLY FINANCIAL RESULTS (UNAUDITED)
Summarized quarterly results of operations for the fiscal years ended June 30, 2016 and 2015 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Year ended June 30, 2016
Revenues	$594.7	$638.9	$688.8	$974.5
Gross profit	156.1	174.4	202.3	388.2
Operating income	59.1	70.2	100.6	270.3
Earnings before income taxes	51.7	61.3	93.4	262.5
Net earnings	33.5	40.2	63.7	170.1
Basic EPS	0.28	0.34	0.54	1.44
Diluted EPS	0.28	0.33	0.52	1.40
Year ended June 30, 2015
Revenues	$555.8	$574.6	$634.2	$929.6
Gross profit	149.3	160.6	181.6	374.5
Operating income	57.1	59.1	89.0	261.8
Earnings before income taxes	50.0	51.6	81.9	255.4
Net earnings	32.5	34.7	54.0	165.9
Basic EPS	0.27	0.29	0.45	1.39
Diluted EPS	0.26	0.28	0.43	1.35

NOTE 19. SUBSEQUENT EVENTS
In July 2016, the Company completed the acquisition of the North American Customer Communications (“NACC”) business of DST Systems, Inc.  NACC is a leading provider of customer communication services including print and digital communication solutions, content management, postal optimization, and fulfillment. The NACC business will be integrated into our existing customer communications business and is now known as Broadridge Customer Communications. The aggregate purchase price was $410.0 million in cash, subject to customary working capital and other closing adjustments. As of the date of the acquisition, the acquired net assets will be recorded at fair value in accordance with the purchase method of accounting and the results of operations of the acquired business will be included in the results of operations of the Investor Communication Solutions segment. As of the date of this filing, the preliminary purchase price allocation has not been finalized.
On August 8, 2016, our Board of Directors increased our quarterly cash dividend by $0.03 per share to $0.33 per share, an increase in our annual dividend amount from $1.20 to $1.32 per share. However, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.

*    *    *    *    *    *     *

Broadridge Financial Solutions, Inc.
Schedule II—Valuation and Qualifying Accounts
($ in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Fiscal year ended June 30, 2016:
Allowance for doubtful accounts	$3,843	$496	$(2,082)	$2,257
Deferred tax valuation allowance	$9,200	$644	$—	$9,844
Fiscal year ended June 30, 2015:
Allowance for doubtful accounts	$3,276	$1,199	$(632)	$3,843
Deferred tax valuation allowance	$10,900	$—	$(1,700)	$9,200
Fiscal year ended June 30, 2014:
Allowance for doubtful accounts	$3,737	$995	$(1,456)	$3,276
Deferred tax valuation allowance	$12,500	$—	$(1,600)	$10,900

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.	Controls and Procedures.
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
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, and Chief Financial Officer as of June 30, 2016, evaluated the effectiveness of our disclosure controls as defined in Rule 13a-15(e) under the Exchange Act. The President and Chief Executive Officer, and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2016 were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer, and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
Management has performed an assessment of the effectiveness of Broadridge’s internal control over financial reporting as of June 30, 2016 based upon criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that Broadridge’s internal control over financial reporting was effective as of June 30, 2016.
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

/S/ RICHARD J. DALY
Richard J. Daly
President and Chief Executive Officer

/S/ JAMES M. YOUNG
James M. Young
Vice President, Chief Financial Officer
Lake Success, New York
August 9, 2016

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.
Disclosure of Certain Activities under Section 13(r) of the Securities Exchange Act of 1934

Section 13(r) of the Securities Exchange Act of 1934, as amended, requires an issuer to disclose in its annual or quarterly reports whether it or an affiliate knowingly engaged in certain activities described in that section during the period covered by the report, including any transactions or dealings with any person designated pursuant to Executive Order 13382. Disclosure is generally required even where the activities, transactions or dealings were conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and whether or not the activities are sanctionable under U.S. law.

In connection with the acquisition of an entity in the United Kingdom, our United Kingdom subsidiary, Broadridge Financial Solutions Limited, assumed an agreement whereby it licenses certain data reconciliation software to a bank located in Syria. No U.S. persons have been or are involved in this agreement or any aspect of this business activity. After this United Kingdom acquisition was completed, the bank in Syria has been designated pursuant to Executive Order 13382. For the fiscal year ended June 30, 2016, gross revenues and net profits from the aforementioned agreement were approximately $20,000 and approximately $6,400, respectively. Broadridge Financial Solutions Limited does not intend to continue the activity and has provided notice to such bank of the termination of the agreement which will be effective on November 7, 2016.

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
Date: August 9, 2016

BROADRIDGE FINANCIAL SOLUTIONS, INC.

By:	/s/ RICHARD J. DALY
Name:	Richard J. Daly
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD J. DALY	President and Chief Executive Officer and Director (Principal Executive Officer)	August 9, 2016
Richard J. Daly

/S/ JAMES M. YOUNG	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	August 9, 2016
James M. Young

/S/ LESLIE A. BRUN	Chairman of the Board	August 9, 2016
Leslie A. Brun

/S/ ROBERT N. DUELKS	Director	August 9, 2016
Robert N. Duelks

/S/ RICHARD J. HAVILAND	Director	August 9, 2016
Richard J. Haviland

/S/ BRETT A. KELLER	Director	August 9, 2016
Brett A. Keller

/S/ STUART R. LEVINE	Director	August 9, 2016
Stuart R. Levine

/S/ MAURA A. MARKUS	Director	August 9, 2016
Maura A. Markus

/S/ THOMAS J. PERNA	Director	August 9, 2016
Thomas J. Perna

/S/ ALAN J. WEBER	Director	August 9, 2016
Alan J. Weber

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

2.1
Purchase Agreement, dated June 14, 2016, by and among DST Systems, Inc., DST Canada Holdings, Inc., DST Output, LLC, DST Output Canada, ULC, Broadridge Output Solutions, Inc., Broadridge Investor Communications Corporation, and Broadridge Financial Solutions, Inc. (incorporate by reference to Form 8-K filed on June 14, 2016).(2)

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
4.6
Third Supplemental Indenture dated June 27, 2016 by and among Broadridge Financial Solutions, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 27, 2016).

4.7	Form of Broadridge Financial Solutions, Inc. 3.400% Senior Note due 2026 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 27, 2016).

10.1	Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.6 to Form 8-K filed on April 2, 2007).

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

10.9
Amendment No. 1 to the Information Technology Services Agreement, dated as of June 25, 2010, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.24 to Form 10-K filed on August 12, 2010).(3)

Exhibit Number	Description of Exhibit(1)

10.10
Broadridge Financial Solutions, Inc. Director Deferred Compensation Program (Amended and Restated Effective November 17, 2010) (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on February 8, 2011).

10.11	Broadridge Financial Solutions, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.31 to Form 10-K/A filed on October 27, 2010).

10.12
Broadridge Financial Solutions, Inc. Executive Deferred Compensation Plan (Amended and Restated effective June 15, 2011) (incorporated by reference to Exhibit 10.32 to Form 10-K filed on
August 12, 2011).

10.13
Amendment No. 3 to the Information Technology Services Agreement, dated as of April 15, 2011, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.33 to Form 10-K filed on August 12, 2011).

10.14
Amendment No. 5 to the Information Technology Services Agreement, dated as of June 11, 2011, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc.(3) (incorporated by reference to Exhibit 10.34 to Form 10-K filed on August 12, 2011).

10.15	Officer Severance Plan dated September 16, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2011).

10.16
Credit Agreement dated September 22, 2011, among Broadridge Financial Solutions, Inc., as Borrower, the Lenders Party thereto, JPMorgan Chase, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 23, 2011).

10.17
Amendment No. 7 to the Information Technology Services Agreement, dated October 10, 2011, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed February 7, 2012). (3)

10.18
Amendment No. 2, dated September 19, 2013, to the Change in Control Enhancement Agreement, dated as of March 29, 2007 and amended effective December 31, 2008, between Broadridge Financial Solutions, Inc. and Richard J. Daly (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2013).

10.19
Amendment No. 2, dated September 19, 2013, to the Change in Control Enhancement Agreement, dated as of March 29, 2007 and amended effective December 31, 2008, between Broadridge Financial Solutions, Inc. and John Hogan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 20, 2013).

10.20	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan, Amended and Restated effective November 14, 2013 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 15, 2013).

10.21
Special Officer Separation Agreement, dated as of February 5, 2014, between Broadridge Financial Solutions, Inc. and Dan Sheldon (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 5, 2014).

10.22	Offer Letter, dated May 21, 2014, between Broadridge Financial Solutions, Inc. and James M. Young (incorporated by reference to Exhibit 10.39 to Form 10-K filed on August 7, 2014).

10.23
Amended and Restated Credit Agreement, dated August 14, 2014, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 14, 2014).

10.24	Broadridge Executive Retirement and Savings Plan (“ERSP”), adopted August 1, 2014, effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 6, 2014).

10.25
Amendment to the Broadridge Executive Deferred Compensation Program (“EDCP”), adopted August 1, 2014, effective December 31, 2014 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 6, 2014).

10.26
Amendment No. 12 to the Information Technology Services Agreement, dated as of March 31, 2015, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 8, 2015).

12.1	Computation of Ratio of Earnings to Fixed Charges.

Exhibit Number	Description of Exhibit(1)
14.1	Code of Ethics for the Company’s Principal Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 99.1 to Form 8-K filed on August 2, 2007).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of earnings for the fiscal years ended June 30, 2016, 2015 and 2014, (ii) consolidated statements of comprehensive income for the fiscal years ended June 30, 2016, 2015 and 2014, (iii) consolidated balance sheets as of June 30, 2016, and 2015, (iv) consolidated statements of cash flows for the fiscal years ended June 30, 2016, 2015 and 2014, (v) consolidated statements of stockholders’ equity for the fiscal years ended June 30, 2016, 2015 and 2014, and (vi) the notes to the Consolidated Financial Statements.

(1)	The SEC File No. for the Company’s Form 8-K Reports referenced is 001-33220.

(2)
Schedules to the Purchase Agreement filed as Exhibit 2.1 have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted schedules upon request by the Securities and Exchange Commission.

(3)
Certain confidential information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.