Form 10-Q
period 2016-09-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2016-11-09
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 31, 2016, was 119,077,599 shares.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Revenues	$895.3	$594.7
Operating expenses:
Cost of revenues	717.9	438.6
Selling, general and administrative expenses	111.3	97.1
Total operating expenses	829.3	535.7

Operating income	66.0	59.1
Interest expense, net	10.4	6.2
Other non-operating expenses, net	4.2	1.2
Earnings before income taxes	51.5	51.7
Provision for income taxes	17.9	18.1
Net earnings	$33.7	$33.5
Basic earnings per share	$0.28	$0.28
Diluted earnings per share	$0.28	$0.28
Weighted-average shares outstanding:
Basic	118.5	118.3
Diluted	121.6	121.7
Dividends declared per common share	$0.33	$0.30

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Net earnings	$33.7	$33.5
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(11.3)	(11.5)
Net unrealized gains (losses) on available-for-sale securities, net of taxes of $(0.3) and $0.2 for the three months ended September 30, 2016 and 2015, respectively	0.5	(0.6)
Pension and post-retirement liability adjustment, net of taxes of $(0.1) and $(0.1) for the three months ended September 30, 2016 and 2015, respectively	0.1	0.1
Total other comprehensive loss, net	(10.7)	(12.0)
Comprehensive income	$23.0	$21.5

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$227.4	$727.7
Accounts receivable, net of allowance for doubtful accounts of $3.0 and $2.3, respectively	499.4	453.4
Other current assets	159.0	108.0
Total current assets	885.8	1,289.1
Property, plant and equipment, net	130.7	112.2
Goodwill	1,239.5	999.3
Intangible assets, net	389.0	210.3
Other non-current assets	297.3	261.8
Total assets	$2,942.3	$2,872.7
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$124.9	$124.8
Accounts payable	134.1	133.2
Accrued expenses and other current liabilities	308.4	352.2
Deferred revenues	74.4	82.7
Total current liabilities	641.8	692.9
Long-term debt, excluding current portion	1,001.0	890.7
Deferred taxes	61.4	61.6
Deferred revenues	69.6	70.3
Other non-current liabilities	117.3	111.8
Total liabilities	1,891.0	1,827.3
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 119.1 and 118.3 shares outstanding, respectively	1.6	1.6
Additional paid-in capital	936.5	901.2
Retained earnings	1,292.4	1,297.8
Treasury stock, at cost: 35.4 and 36.2 shares, respectively	(1,130.2)	(1,116.9)
Accumulated other comprehensive loss	(48.9)	(38.2)
Total stockholders’ equity	1,051.3	1,045.5
Total liabilities and stockholders’ equity	$2,942.3	$2,872.7

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net earnings	$33.7	$33.5
Adjustments to reconcile Net earnings to Net cash flows provided by operating activities:
Depreciation and amortization	17.5	12.4
Amortization of acquired intangibles and purchased intellectual property	12.8	8.1
Amortization of other assets	7.4	6.5
Stock-based compensation expense	8.8	9.0
Deferred income taxes	(7.8)	(8.8)
Excess tax benefits from stock-based compensation awards	(20.9)	(1.4)
Other	2.3	(1.1)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Decrease in Accounts receivable, net	44.4	36.7
Increase in Other current assets	(27.5)	(5.9)
Decrease in Accounts payable	(7.9)	(3.5)
Decrease in Accrued expenses and other current liabilities	(118.5)	(96.0)
Increase (decrease) in Deferred revenues	(11.7)	2.2
Non-current assets and liabilities:
Increase in Other non-current assets	(27.1)	(14.6)
Increase (decrease) in Other non-current liabilities	7.3	(1.7)
Net cash flows used in operating activities	(87.4)	(24.6)
Cash Flows From Investing Activities
Capital expenditures	(7.2)	(14.9)
Software purchases and capitalized internal use software	(7.6)	(2.9)
Acquisitions, net of cash acquired	(402.0)	—
Purchase of intellectual property	(90.0)	—
Equity method investment	(1.6)	(0.3)
Net cash flows used in investing activities	(508.4)	(18.1)
Cash Flows From Financing Activities
Proceeds from Long-term debt	110.0	65.0
Repayments on Long-term debt	—	(20.0)
Excess tax benefits from stock-based compensation awards	20.9	1.4
Dividends paid	(35.5)	(32.0)
Purchases of Treasury stock	(40.0)	(3.0)
Proceeds from exercise of stock options	41.4	3.1
Payment of contingent consideration liabilities	—	(0.8)
Costs related to issuance of bonds	(0.7)	—
Net cash flows provided by financing activities	96.1	13.7
Effect of exchange rate changes on Cash and cash equivalents	(0.7)	(8.8)
Net change in Cash and cash equivalents	(500.3)	(37.8)
Cash and cash equivalents, beginning of period	727.7	324.1
Cash and cash equivalents, end of period	$227.4	$286.3
Supplemental disclosure of cash flow information:
Cash payments made for interest	$8.0	$8.5
Cash payments made for income taxes, net of refunds	$55.0	$30.0
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$0.6	$—
Obligations related to the purchase of intellectual property	$5.0	$—
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

In July 2016, Broadridge acquired the North American Customer Communications (“NACC”) business of DST Systems, Inc. NACC is a leading provider of customer communication services including print and digital communication solutions, content management, postal optimization, and fulfillment. The NACC business will be integrated into the existing customer communications business and is now known as Broadridge Customer Communications.

In September 2016, Broadridge acquired intellectual property assets from Inveshare, Inc. (“Inveshare”) and concurrently entered into a development agreement with an affiliate of Inveshare to use these assets to develop blockchain technology applications for Broadridge’s proxy business. Broadridge also granted Inveshare a perpetual license to the acquired technology assets, and Inveshare will remain an independent provider of proxy communication services.

•
Global Technology and Operations—Broadridge offers a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, reference data, reconciliations and accounting. Broadridge’s services help financial institutions and investment managers efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. Broadridge’s multi-currency solutions support real-time global trading of equity, fixed income, mutual fund, foreign exchange and exchange traded derivative securities in established and emerging markets. In addition, Broadridge’s Managed Services solution allows broker- dealers to outsource certain administrative functions relating to clearing and settlement and asset servicing, while maintaining their ability to finance and capitalize their businesses.

B. Consolidation and Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under either the cost or equity methods of accounting. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “2016 Annual Report”) filed on August 9, 2016 with the Securities and Exchange Commission (the “SEC”). These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at September 30, 2016 and June 30, 2016, the results of its operations for the three months ended September 30, 2016 and 2015, and its cash flows for the three months ended September 30, 2016 and 2015.
Effective in the first quarter of fiscal year 2017, the Company revised the presentation in the Consolidated Statements of Earnings to separately present Interest expense, net. Previously, Interest expense, net, was reported as part of Non-operating expenses, net, and was not separately presented in the Condensed Consolidated Statements of Earnings. All prior period information has been conformed to the current period presentation. See Note 4, “Interest Expense, Net,” for details of the Company’s Interest expense, net, and Note 5, “Other Non-Operating Expenses, Net,” for details of the Company’s Other non-operating expenses, net.
Effective in the first quarter of fiscal year 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company has applied this guidance on a retrospective basis and accordingly, the Condensed Consolidated Balance Sheets as of June 30, 2016 has been updated to reflect this new classification, which resulted in a decrease in Other non-current assets of $7.1 million, a decrease in Long-term debt, excluding current portion of $7.0 million and a decrease of $0.1 million in Current portion of long-term debt at June 30, 2016.
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
E. Financial Instruments. Substantially all of the financial instruments of the Company other than Long-term debt are carried at fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. The carrying value of the Company’s long-term fixed-rate senior notes represents the face value of the long-term fixed-rate senior notes net of the unamortized discount and net of the associated unamortized debt issuance cost. The fair value of the

Company’s long-term fixed-rate senior notes is based on quoted market prices. Refer to Note 10, “Borrowings,” for a further discussion of the Company’s long-term fixed-rate senior notes.
F. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, the Company has reviewed events that have occurred after September 30, 2016, through the date of issuance of the Condensed Consolidated Financial Statements. Refer to Note 16, “Subsequent Event” for a description of the Company’s subsequent event.
NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU No. 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including presenting the excess tax benefit or deficit from the exercise or vesting of share-based payments in the income statement, a revision to the criteria for classifying an award as equity or liability, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. In addition, ASU No. 2016-09 eliminates the excess tax benefit from the assumed proceeds calculation under the treasury stock method for purposes of calculating diluted shares. ASU No. 2016-09 is effective for the Company beginning in our first quarter of fiscal year 2018, with early adoption permitted. Certain provisions of ASU No. 2016-09 are required to be adopted prospectively, most notably the requirement to recognize the excess tax benefit or deficit in the income statement, while other provisions of ASU No. 2016-09 require modified retrospective application or in some cases full retrospective application. The Company is currently evaluating the impact of the pending adoption of ASU No. 2016-09 on the Company’s Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU No. 2016-02”). Under ASU No. 2016-02, all lease arrangements exceeding a twelve month term must now be recognized as assets and liabilities on the balance sheet of the lessee by recording a right-of-use asset and corresponding lease obligation generally equal to the present value of the future lease payments over the lease term. Further, the income statement will reflect lease expense for leases classified as operating and amortization/interest expense for leases classified as financing, determined using classification criteria substantially similar to the current lease guidance for distinguishing between an operating and capital lease. ASU No. 2016-02 also contains certain additional qualitative and quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. ASU No. 2016-02 is effective for the Company in the first quarter of fiscal year 2020 and will be adopted on a modified retrospective basis, which will require adjustment to all comparative periods presented in the consolidated financial statements. The Company is currently evaluating the impact of the pending adoption of ASU No. 2016-02 on the Company’s Condensed Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU No. 2016-01”), which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. ASU No. 2016-01 is effective for the Company beginning in our first quarter of fiscal year 2019. The pending adoption of this guidance is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU No.
2015-17”). The amendments in ASU No. 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. The amendments in ASU No. 2015-17 are effective for the Company in the first quarter of fiscal year 2018, applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The pending adoption of this guidance is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU No. 2015-05”). ASU No. 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU No. 2015-05 does not change the accounting for a customer’s accounting for service contracts. Following adoption of ASU No. 2015-05, all software licenses within its scope are accounted for consistent with other licenses of intangible assets. The Company adopted No. 2015-05 effective in the first quarter of fiscal year 2017 prospectively to all arrangements entered into or materially modified after the effective date. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU No.
2015-03”), to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for the Company in the first quarter of fiscal year 2017. We have adopted this standard as of July 1, 2016 with retrospective application. See Note 1, “Basis of Presentation” for additional information related to this adoption.

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

In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU No. 2016-12”), which provides certain clarifying guidance for ASU No. 2014-09 relative to treatment of sales taxes, noncash consideration, collectibility and certain aspects of transitional guidance. Each of ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 have the same effective date as ASU No. 2014-09. The Company is currently evaluating the impact of the pending adoption of ASU No. 2014-09, ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 on its Condensed Consolidated Financial Statements.
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
For the three months ended September 30, 2016, there were no options to purchase Broadridge common stock that would have been anti-dilutive to exclude from the computation of diluted EPS. For the three months ended September 30, 2015, the computation of diluted EPS did not include 0.9 million options to purchase Broadridge common stock, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended September 30,
	2016	2015
Weighted-average shares outstanding:
Basic	118.5	118.3
Common stock equivalents	3.1	3.4
Diluted	121.6	121.7

NOTE 4. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended September 30,
	2016	2015
	(in millions)
Interest expense on borrowings	$10.7	$6.8
Interest income	(0.4)	(0.5)
Interest expense, net	$10.4	$6.2

NOTE 5. OTHER NON-OPERATING EXPENSES, NET
Other non-operating expenses, net consisted of the following:

	Three Months Ended September 30,
	2016	2015
	(in millions)
Losses from equity method investments	$1.9	$1.6
Foreign currency exchange (gain) loss	2.3	(0.4)
Other non-operating expenses, net	$4.2	$1.2

NOTE 6. ACQUISITIONS

BUSINESS COMBINATIONS

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

During the first quarter of fiscal year 2017, the Company acquired one business in the Investor Communication Solutions segment:

NACC
In July 2016, the Company acquired the assets of NACC, a leading provider of customer communication services including print and digital communication solutions, content management, postal optimization, and fulfillment. This acquisition will expand the Company’s existing customer communications business.

The aggregate purchase price was $410.0 million in cash, or $402.0 million net of cash acquired and other closing adjustments, and subject further to a customary net working capital adjustment. Net tangible assets acquired in the transaction were $56.2 million. This acquisition resulted in $249.0 million of Goodwill, which is primarily tax deductible. Intangible assets acquired, which totaled $96.8 million, consist primarily of customer relationships and software technology. The results of NACC’s operations were included in the Company’s Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q from the date of acquisition. As of September 30, 2016, the NACC purchase price allocation has not yet been finalized, specifically the fair values and the useful lives of the acquired intangible assets and property, plant and equipment, as well as finalization of the net working capital adjustment.

The following summarizes the preliminary allocation of purchase price for the NACC acquisition:

NACC

Accounts receivable, net	$87.3
Other current assets	19.5
Property, plant and equipment	29.8
Intangible assets	96.8
Goodwill	249.0
Other non-current assets	1.6
Accounts payable	(14.4)
Accrued expenses and other current liabilities	(59.2)
Deferred taxes	(7.3)
Deferred revenue	(1.1)
Consideration paid, net of cash acquired	$402.0

Unaudited Pro Forma Financial Information

The unaudited pro forma condensed consolidated results of operations in the table below are provided for illustrative purposes only and summarize the combined results of operations of Broadridge and NACC. For purposes of this pro forma presentation, the acquisition of NACC is assumed to have occurred on July 1, 2015. The pro forma financial information for all periods presented also includes the estimated business combination accounting effects resulting from this acquisition, notably amortization expense from the acquired intangible assets (of which the purchase accounting allocation has not yet been finalized) and interest expense from a recent bond offering, the proceeds of which were used to fund the acquisition.

This unaudited pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on July 1, 2015, nor of the results of operations that may be obtained in the future.

	Three Months Ended September 30,
	2016	2015
	(in millions, except per share data)
Revenues	$895.3	$874.8
Net earnings	$33.7	$36.7

Basic earnings per share	$0.28	$0.31
Diluted earnings per share	$0.28	$0.30
ASSET ACQUISITIONS

Purchase of Intellectual Property

In September 2016, the Company’s Investor Communication Solutions segment acquired intellectual property assets from Inveshare and concurrently entered into a development agreement with an affiliate of Inveshare to use these assets to develop blockchain technology applications for Broadridge’s proxy business. The purchase price was $95.0 million, which consisted of a $90.0 million cash payment upon closing of the acquisition and a $5.0 million obligation payable which the Company expects to pay by September 2017, plus an additional deferred payment of $40.0 million to an affiliate of Inveshare upon delivery of the new blockchain technology applications, which the Company expects to pay by September 2018.

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
The following tables set forth the Company’s financial assets and liabilities at September 30, 2016 and June 30, 2016, respectively, that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$64.5	$—	$—	$64.5
Other current assets:
Available-for-sale securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale securities	44.1	—	1.1	45.2
Total assets as of September 30, 2016	$108.7	$—	$1.1	$109.8
Liabilities
Contingent consideration obligations:	—	—	6.4	6.4
Total liabilities as of September 30, 2016	$—	$—	$6.4	$6.4

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$121.0	$—	$—	$121.0
Other current assets:
Available-for-sale securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale securities	34.4	—	1.1	35.5
Total assets as of June 30, 2016	$155.5	$—	$1.1	$156.6
Liabilities
Contingent consideration obligations:	—	—	5.5	5.5
Total liabilities as of June 30, 2016	$—	$—	$5.5	$5.5
_____________

(1)	Money market funds include money market deposit account balances of $52.8 million and $91.0 million as of September 30, 2016 and June 30, 2016, respectively.
The following table sets forth an analysis of changes during the three months ended September 30, 2016 and 2015, in Level 3 financial assets of the Company:

	September 30, 2016	September 30, 2015
	(in millions)
Beginning balance	$1.1	$1.1
Net realized/unrealized gains (losses)	—	—
Purchases	—	—
Transfers in (out) of Level 3	—	—
Ending balance	$1.1	$1.1
The Company did not incur any Level 3 fair value asset impairments during the three months ended September 30, 2016 and 2015.
The following table sets forth an analysis of changes during the three months ended September 30, 2016 and 2015, in Level 3 financial liabilities of the Company:

	September 30, 2016	September 30, 2015
	(in millions)
Beginning balance	$5.5	$15.7
Additional contingent consideration incurred	—	—
Increase in contingent consideration liability	0.9	—
Payments	—	(0.8)
Ending balance	$6.4	$14.9
Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.

NOTE 8. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	September 30, 2016	June 30, 2016
	(in millions)
Deferred client conversion and start-up costs	$143.2	$139.4
Deferred data center costs	42.4	43.1
Long-term investments	57.9	48.5
Long-term broker fees	34.7	12.4
Other (a)	19.1	18.4
Total	$297.3	$261.8
(a) On July 1, 2016, the Company has adopted ASU 2015-03 on a retrospective basis and accordingly, the Condensed Consolidated Balance Sheets as of June 30, 2016 has been updated to reflect this new classification, which resulted in a decrease in Other non-current assets of $7.1 million, a decrease in Long-term debt, excluding current portion of $7.0 million and a decrease of $0.1 million in Current portion of long-term debt at June 30, 2016.

NOTE 9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2016	June 30, 2016
	(in millions)
Employee compensation and benefits	$135.2	$181.2
Accrued broker fees	52.2	65.4
Accrued taxes	14.9	49.9
Accrued dividend payable	38.5	34.9
Customer deposits	38.7	—
Other	28.8	20.7
Total	$308.4	$352.2
NOTE 10. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Par value at September 30, 2016	Carrying value at September 30, 2016	Carrying value at June 30, 2016 (a)	Unused Available Capacity	Fair Value at September 30, 2016
			(in millions)
Current portion of long-term debt
Fiscal 2007 Senior Notes	June 2017	$125.0	$124.9	$124.8	$—	$128.8
		$125.0	$124.9	$124.8	$—	$128.8

Long-term debt, excluding current portion
Fiscal 2015 Revolving Credit Facility	August 2019	$—	$110.0	$—	$640.0	$110.0
Fiscal 2014 Senior Notes	September 2020	400.0	397.3	397.2	—	422.8
Fiscal 2016 Senior Notes	June 2026	500.0	493.6	493.5	—	515.2
		$900.0	$1,001.0	$890.7	$640.0	$1,048.0

Total debt		$1,025.0	$1,125.8	$1,015.5	$640.0	$1,176.9
(a) On July 1, 2016, the Company has adopted ASU 2015-03 on a retrospective basis and accordingly, the Condensed Consolidated Balance Sheets as of June 30, 2016 has been updated to reflect this new classification, which resulted in a decrease in Other non-current assets of $7.1 million, a decrease in Long-term debt, excluding current portion of $7.0 million and a decrease of $0.1 million in Current portion of long-term debt at June 30, 2016.
Fiscal 2015 Revolving Credit Facility: On August 14, 2014, the Company entered into an amended and restated $750.0 million five-year revolving credit facility (the “Fiscal 2015 Revolving Credit Facility”), which replaced the $500.0 million five-year revolving credit facility entered into in September 2011 (the “Fiscal 2012 Revolving Credit Facility”). The Fiscal 2015 Revolving Credit Facility is comprised of a $670.0 million U.S. dollar tranche and an $80.0 million multicurrency tranche. At September 30, 2016, the Company had $110.0 million in outstanding borrowings and had unused available capacity of $640.0 million under the Fiscal 2015 Revolving Credit Facility. The weighted-average interest rate on the Fiscal 2015 Revolving Credit Facility was 1.46% and 1.16% for the three months ended September 30, 2016 and 2015, respectively. The fair value of the variable-rate Fiscal 2015 Revolving Credit Facility borrowings at September 30, 2016 approximates carrying value.

Borrowings under the Fiscal 2015 Revolving Credit Facility can be made in tranches up to 360 days and bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2015 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, which totaled $0.2 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2015 Revolving Credit Facility. As of September 30, 2016, $1.4 million of debt issuance costs remain to be amortized (including $0.3 million of issuance costs from the Fiscal 2012 Revolving Credit Facility). Such costs are capitalized in Other non-current assets in the Condensed Consolidated Balance Sheets and are being amortized to Non-operating expenses, net on a straight-line basis, which approximates the effective interest method, over the term of this facility.

The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2015 Revolving Credit Facility at any time. The Fiscal 2015 Revolving Credit Facility is subject to covenants, including financial covenants consisting of a leverage ratio and an interest coverage ratio. At September 30, 2016, the Company is in compliance with the financial covenants of the Fiscal 2015 Revolving Credit Facility.

  Fiscal 2007 Senior Notes: In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Fiscal 2007 Senior Notes”). The Fiscal 2007 Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Fiscal 2007 Senior Notes is payable semi-annually in arrears on June 1st and December 1st each year. The Fiscal 2007 Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Fiscal 2007 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At September 30, 2016, the Company is in compliance with the covenants of the indenture governing the Fiscal 2007 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2007 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2007 Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2007 Senior Notes. These costs have been capitalized and are being amortized to interest expenses, net on a straight-line basis, over the ten-year term. As of September 30, 2016 and June 30, 2016, $0.1 million and $0.1 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2007 Senior Notes. During the fiscal year ended June 30, 2009, the Company purchased $125.0 million principal amount of the Fiscal 2007 Senior Notes (including $1.0 million unamortized bond discount) pursuant to a cash tender offer for such notes. The fair value of the fixed-rate Fiscal 2007 Senior Notes at September 30, 2016 and June 30, 2016 was $128.8 million and $129.1 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1st and September 1st each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At September 30, 2016, the Company is in compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to interest expenses, net on a straight-line basis, over the seven-year term. As of September 30, 2016 and June 30, 2016, $2.4 million and $2.5 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2014 Senior Notes. The fair value of the fixed-rate Fiscal 2014 Senior Notes at September 30, 2016 and June 30, 2016 was $422.8 million and $427.6 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At September 30, 2016, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Fiscal 2016 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.5 million in debt issuance costs to establish the Fiscal 2016 Senior Notes. These costs have been capitalized and are being amortized to interest expenses, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. As of September 30, 2016 and June 30, 2016, $4.4 million and $4.5 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2016 Senior Notes. The fair value of the fixed-rate Fiscal 2016 Senior Notes at September 30, 2016 and June 30, 2016 was $515.2 million and $507.9 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2015 Revolving Credit Facility, Fiscal 2007 Senior Notes, Fiscal 2014 Senior Notes, and Fiscal 2016 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of September 30, 2016 and June 30, 2016, there were no outstanding borrowings under these lines of credit.

NOTE 11. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended September 30, 2016 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at July 1, 2016	7,059,067	$32.57	1,202,896	$44.34	468,516	$47.15
Granted	—	—	15,895	66.48	12,339	53.53
Exercise of stock options (a)	(1,384,575)	23.24	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—
Expired/forfeited	(40,239)	38.97	(12,864)	45.00	(22,036)	44.74
Balances at September 30, 2016 (b), (c)	5,634,253	$34.82	1,205,927	$44.62	458,819	$47.44
____________

(a)	Stock options exercised during the period of July 1, 2016 through September 30, 2016 had an aggregate intrinsic value of $62.9 million.

(b)
As of September 30, 2016, the Company’s outstanding vested and currently exercisable stock options using the September 30, 2016 closing stock price of $67.79 (approximately 2.9 million shares) had an aggregate intrinsic value of $116.0 million with a weighted-average exercise price of $27.58 and a weighted-average remaining contractual life of 5.3 years. The total of all stock options outstanding as of September 30, 2016 have a weighted-average remaining contractual life of 6.6 years.

(c)
As of September 30, 2016, time-based restricted stock units and performance-based restricted stock units expected to vest using the September 30, 2016 closing stock price of $67.79 (approximately 1.2 million and 0.4 million shares, respectively) had an aggregate intrinsic value of $78.1 million and $29.4 million, respectively.

The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $8.8 million and $9.0 million, as well as related tax benefits of $3.0 million and $3.4 million were recognized for the three months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $10.5 million and $30.9 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.4 years and 1.4 years, respectively.
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
NOTE 12. INCOME TAXES
The provision for income taxes and effective tax rates for the three months ended September 30, 2016 were $17.9 million and 34.8%, compared to $18.1 million and 35.1% for the three months ended September 30, 2015. The decrease in the effective tax rate for the three months ended September 30, 2016 compared to the comparable prior year period is primarily attributable to the recognition in the annualized fiscal year 2017 effective tax rate for the U.S. federal research and development

(R&D) tax credit and the U.S. federal Section 199 domestic production activities deduction, neither of which were recognized in the corresponding three month period ended September 30, 2015.
NOTE 13. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at September 30, 2016 are $431.1 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at September 30, 2016 are $28.2 million through fiscal year 2024, the final year of the contract.

Equity Method Investment

The Company contributed $1.6 million to an equity method investment during the three months ended September 30, 2016, and has a remaining commitment of $1.5 million to fund this investment at September 30, 2016.

Purchase of Intellectual Property

As discussed in Note 6, “Acquisitions,” the Company expects to pay $40.0 million to an affiliate of Inveshare by September 2018 upon delivery of certain new blockchain technology applications.

Other
In the normal course of business, the Company is subject to various claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material impact on its financial condition, results of operations or cash flows.
As of September 30, 2016, the Company had an outstanding letter of credit for $1.6 million. This letter of credit was issued in May 2007 to guarantee certain claim payments to a third-party insurance company in the event the Company does not pay its portion of the claims. No amounts were drawn on this letter of credit.
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at September 30, 2016 or at June 30, 2016.
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

Our business process outsourcing and mutual fund processing services are performed by Broadridge Business Process

Outsourcing, LLC (“BBPO”), a wholly-owned indirect subsidiary, which is a broker-dealer registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”), which requires BBPO to maintain a minimum amount of net capital. At September 30, 2016, BBPO was in compliance with this capital requirement.

BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires that BBPO maintain a minimum amount of net capital. At September 30, 2016, BBPO was in compliance with this capital requirement.

In addition, Matrix Trust Company, a wholly-owned indirect subsidiary, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and other state regulators where it does business, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At September 30, 2016, Matrix Trust Company was in compliance with its capital requirements.
NOTE 14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three months ended September 30, 2016, and 2015, respectively:

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2016	$(31.9)	$1.3	$(7.6)	$(38.2)
Other comprehensive income/(loss) before reclassifications	(11.3)	0.5	—	(10.8)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.1	0.1
Balances at September 30, 2016	$(43.2)	$1.7	$(7.5)	$(48.9)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2015	$(16.6)	$2.0	$(6.3)	$(20.9)
Other comprehensive loss before reclassifications	(11.5)	(0.6)	—	(12.1)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.1	0.1
Balances at September 30, 2015	$(28.0)	$1.4	$(6.3)	$(32.9)

The following table summarizes the reclassifications out of accumulated other comprehensive income/(loss):

	Three Months Ended September 30,
	2016	2015
	(in millions)
Pension and Post-retirement liabilities:
Amortization of loss reclassified into Selling, general and administrative expenses	$0.2	$0.1
Tax income	(0.1)	(0.1)
Amortization of loss, net of tax	$0.1	$0.1
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
Segment results:

	Revenues
	Three Months Ended September 30,
	2016	2015
	(in millions)
Investor Communication Solutions	$723.3	$429.7
Global Technology and Operations	187.8	176.8
Foreign currency exchange	(15.9)	(11.7)
Total	$895.3	$594.7

	Earnings (Loss) before Income Taxes
	Three Months Ended September 30,
	2016	2015
	(in millions)
Investor Communication Solutions	$32.9	$33.9
Global Technology and Operations	38.3	30.3
Other	(22.8)	(13.9)
Foreign currency exchange	3.2	1.3
Total	$51.5	$51.7

NOTE 16. SUBSEQUENT EVENT
In November 2016, the Company completed the acquisition of M&O Systems, Inc. (“M&O”). M&O is a provider of SaaS-based compensation management and related solutions for broker-dealers and registered investment advisors. The aggregate purchase price was $25.0 million in cash, subject to customary working capital and other closing adjustments. As of the date of the acquisition, the acquired net assets will be recorded at fair value in accordance with the purchase method of accounting and the results of operations of the acquired business will be included in the results of operations of the Global

Technology and Operations segment. As of the date of this filing, the preliminary purchase price allocation has not been finalized.

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
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “2016 Annual Report”) for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and the 2016 Annual Report. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

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
In July 2016, Broadridge acquired the North American Customer Communications (“NACC”) business of DST Systems, Inc. NACC is a leading provider of customer communication services including print and digital communication solutions, content management, postal optimization, and fulfillment. The NACC business will be integrated into our existing customer communications business and is now known as Broadridge Customer Communications.

In September 2016, Broadridge acquired intellectual property assets from Inveshare, Inc. (“Inveshare”) and concurrently entered into a development agreement with an affiliate of Inveshare to use these assets to develop blockchain technology applications for Broadridge’s proxy business. Broadridge also granted Inveshare a perpetual license to the acquired technology assets, and Inveshare will remain an independent provider of proxy communication services.
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
Consolidation and Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). These Condensed Consolidated Financial Statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under either the cost or equity methods of accounting. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding.
The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2016 in the 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2016.
Effective in the first quarter of fiscal year 2017, we have revised our presentation in the Condensed Consolidated Statements of Earnings to separately present Interest expense, net. Previously, we reported Interest expense, net, as part of Non-operating expenses, net, and did not separately present such amounts in our Condensed Consolidated Statements of Earnings. All prior period information has been conformed to the current period presentation.
Effective in the first quarter of fiscal year 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company has applied this guidance on a retrospective basis and accordingly, the Condensed Consolidated Balance Sheets have been updated to reflect this new classification.
Critical Accounting Policies
In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Management continually evaluates the accounting policies and estimates used to prepare the Condensed Consolidated Financial Statements. The estimates, by their nature, are based on judgment, available information, and historical experience and are believed to be reasonable. However, actual amounts and results could differ from these estimates made by management. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. The results of operations reported for the periods presented are not necessarily indicative of the results of operations for subsequent periods. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in the “Critical Accounting Policies” section of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2016 Annual Report on Form 10-K.
Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
The following references are utilized in the discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments:
“Amortization of Acquired Intangibles and Purchased Intellectual Property” and “Acquisition and Integration Costs” represent certain non-cash amortization expenses associated with acquired intangible assets and purchased intellectual property assets, as well as certain transaction and integration costs associated with the Company’s acquisition activities.
“Net New Business” refers to recurring revenue from closed sales less recurring revenue from client losses.
The following definitions describe the Company’s Revenues:
Fee revenues in the Investor Communication Solutions segment are derived from both recurring and event-driven activity.
In addition, the level of recurring and event-driven activity we process directly impacts distribution revenues. While event- driven activity is highly repeatable, it may not recur on an annual basis. The types of services we provide that comprise event-driven activity are:

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

Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event- driven activity. For the three months ended September 30, 2016, mutual fund proxy fee revenues were 22% lower compared to the three months ended September 30, 2015. During fiscal year 2016, mutual fund proxy fee revenues were 22% higher than the prior fiscal year while during fiscal year 2015, mutual fund proxy revenues were 2% lower than the prior fiscal year, respectively. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.

Distribution revenues primarily include revenues related to the physical mailing of proxy materials, interim communications, transaction reporting, customer communications and fulfillment services, as well as Matrix administrative services.

Distribution cost of revenues consists primarily of postage-related expenses incurred in connection with our Investor Communication Solutions segment, as well as Matrix administrative services expenses. These costs are reflected in Cost of revenues.

Closed sales represent an estimate of the expected annual recurring fee revenue for new client contracts that were signed by Broadridge in the current reporting period. Closed sales does not include event-driven or distribution activity. We consider contract terms, expected client volumes or activity, knowledge of the marketplace and experience with our clients, among other factors, when determining the estimate. Management uses Closed sales to measure the effectiveness of our sales and marketing programs, as an indicator of expected future revenues and as a performance metric in determining incentive compensation.
The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. We track actual revenues achieved during the first year that the client contract is fully implemented and compare this to the previously reported Closed sales amount, this process is used to calibrate metrics used in incentive compensation and will be used to estimate future allowance adjustments. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. Beginning in the fiscal year ended June 30, 2017, we will report Closed sales net of an allowance adjustment, in lieu of adjusting for actual performance in subsequent periods. Consequently, beginning in fiscal year 2017, Closed sales amounts will not be adjusted for actual revenues achieved since these adjustments are estimated in the period they are reported.
Closed sales is not a measure of financial performance under GAAP, and should not be considered in isolation or as a substitute for revenue or other income statement data prepared in accordance with GAAP. Management uses Closed sales as a metric for planning and analyzing the Company’s financial results and believes it is useful to investors, as a supplement to the corresponding GAAP measure, in understanding how management measures and evaluates our ongoing operational performance.
Closed Sales
Closed sales for the three months ended September 30, 2016 were $21.7 million, an increase of $4.4 million, or 26%, compared to $17.2 million for the three months ended September 30, 2015, which includes contributions from NACC.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended September 30, 2016 and 2015, and the dollar and percentage changes between periods:

	Three Months Ended September 30,
			Change
	2016	2015	$	%
	(in millions, except per share amounts)
Revenues	$895.3	$594.7	$300.6	51
Cost of revenues	717.9	438.6	279.4	64
Selling, general and administrative expenses	111.3	97.1	14.2	15
Total operating expenses	829.3	535.7	293.6	55

Operating income	66.0	59.1	7.0	12
Margin	7.4%	9.9%
Interest expense, net	10.4	6.2	4.1	68
Other non-operating expenses, net	4.2	1.2	3.0	250
Earnings before income taxes	51.5	51.7	(0.1)	—
Provision for income taxes	17.9	18.1	(0.3)	(1)
Effective tax rate	34.8%	35.1%
Net earnings	$33.7	$33.5	$0.2	1
Basic earnings per share	$0.28	$0.28	$—	—
Diluted earnings per share	$0.28	$0.28	$—	—

Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015
Revenues. Revenues for the three months ended September 30, 2016 were $895.3 million, an increase of $300.6 million, or 51%, compared to $594.7 million for the three months ended September 30, 2015. Revenues from acquisitions contributed $277.7 million of this total increase, with NACC revenues contributing $272.4 million. The $300.6 million increase was driven by higher distribution revenues of $181.0 million, or 103%, which includes $166.3 million of NACC distribution revenues and higher recurring fee revenues of $124.2 million, or 32%. The higher recurring fee revenues of $124.2 million reflected: contributions from our recent acquisitions (28pts), primarily from the NACC acquisition, and gains from Net New Business (4pts). Fluctuations in foreign currency exchange rates negatively impacted revenues by $4.1 million, or (1%).
Total Operating Expenses. Total operating expenses for the three months ended September 30, 2016 were $829.3 million, an increase of $293.6 million, or 55%, compared to $535.7 million for the three months ended September 30, 2015. Cost of revenues increased by $279.4 million, or 64%, and Selling, general and administrative expenses increased by $14.2 million, or 15%.
Cost of revenues for the three months ended September 30, 2016 were $717.9 million, an increase of $279.4 million, or 64%, compared to $438.6 million for the three months ended September 30, 2015. The increase was primarily attributable to acquisitions. Fluctuations in foreign currency exchange rates decreased cost of fee revenues by $4.5 million.
Selling, general and administrative expenses for the three months ended September 30, 2016 were $111.3 million, an increase of $14.2 million, or 15%, compared to $97.1 million for the three months ended September 30, 2015. The increase was primarily attributable to acquisitions.
Operating income. Operating income for the three months ended September 30, 2016 was $66.0 million, an increase of $7.0 million, or 12%, compared to $59.1 million for the three months ended September 30, 2015. The increase is due to higher revenues, partially offset by higher operating expenses including $4.7 million of increased amortization of acquired intangibles and purchased intellectual property. Operating income margins decreased to 7.4% for the three months ended September 30, 2016, compared to 9.9% for the three months ended September 30, 2015, primarily due to the acquisition of NACC.
Interest expense, net. Interest expense, net for the three months ended September 30, 2016 was $10.4 million, an increase of $4.1 million, or 68%, compared to $6.2 million for the three months ended September 30, 2015. The increase was primarily due to an increase in interest expense of $3.9 million from higher Long-term borrowings.
Other non-operating expenses, net. Other non-operating expenses, net for the three months ended September 30, 2016 were $4.2 million, an increase of $3.0 million, or 250%, compared to $1.2 million for the three months ended September 30, 2015, primarily due to higher expense of $2.7 million related to fluctuations in foreign currency exchange rates.
Earnings before Income Taxes. Earnings before income taxes for the three months ended September 30, 2016 were $51.5 million, a decrease of $0.1 million, compared to $51.7 million for the three months ended September 30, 2015.
Provision for Income Taxes. The Provision for income taxes and effective tax rates for the three months ended September 30, 2016 were $17.9 million and 34.8%, compared to $18.1 million and 35.1% for the three months ended September 30, 2015. The decrease in the effective tax rate for the three months ended September 30, 2016 compared to the three month period ended September 30, 2015 is primarily attributable to the recognition in the annualized fiscal year 2017 effective tax rate for the U.S. federal research and development (R&D) tax credit and the U.S. federal Section 199 domestic production activities deduction, neither of which were recognized in the corresponding three month period ended September 30, 2015.
Net Earnings and Basic and Diluted Earnings per Share. Net earnings for the three months ended September 30, 2016 were $33.7 million, an increase of $0.2 million, or 1%, compared to $33.5 million for the three months ended September 30, 2015. The increase in Net earnings primarily reflects higher revenues as discussed above.
Basic and Diluted earnings per share for the three months ended September 30, 2016 were $0.28 and $0.28, respectively, compared to $0.28 and $0.28 for the three months ended September 30, 2015, respectively.
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
Revenues

	Three Months Ended September 30,
			Change
	2016	2015	$	%
	(in millions)
Investor Communication Solutions	$723.3	$429.7	$293.6	68
Global Technology and Operations	187.8	176.8	11.1	6
Foreign currency exchange	(15.9)	(11.7)	(4.1)	36
Total	$895.3	$594.7	$300.6	51

Earnings Before Income Taxes

	Three Months Ended September 30,
			Change
	2016	2015	$	%
	(in millions)
Investor Communication Solutions	$32.9	$33.9	$(1.1)	(3)
Global Technology and Operations	38.3	30.3	8.0	26
Other	(22.8)	(13.9)	(8.9)	64
Foreign currency exchange	3.2	1.3	1.9	146
Total	$51.5	$51.7	$(0.1)	—
Investor Communication Solutions
Revenues

	Three Months Ended September 30,
			Change
	2016	2015	$	%
	(in millions)
Recurring fee revenues	$329.1	$215.9	$113.2	52
Event-driven fee revenues	37.5	38.0	(0.5)	(1)
Distribution revenues	356.7	175.8	181.0	103
Total	$723.3	$429.7	$293.6	68
Revenues. Investor Communication Solutions segment’s Revenues for the three months ended September 30, 2016 were $723.3 million, an increase of $293.6 million, or 68%, compared to $429.7 million for the three months ended September 30, 2015. Revenues from acquisitions contributed $274.3 million of this total increase, with NACC revenues contributing $272.4 million. The $293.6 million increase was driven by: (i) an increase in distribution revenues of $181.0 million, or 103%, and (ii)

higher recurring fee revenues contributed $113.2 million, or 52%, primarily NACC recurring fee revenue, partially offset by (iii) lower event-driven fee revenues of $0.5 million, or (1%).
The higher recurring fee revenues of $113.2 million reflected: (i) contributions from our recent acquisitions (50pts), including (49pts) from the NACC acquisition; and (ii) Net New Business from increases in revenues from Closed sales (3pts); which were partially offset by (iii) negative internal growth as a result of a decline in the volume of processed pieces (-1pts). Lower event-driven fee revenues were the result of decreased equity proxy specials and corporate actions communications activity.

Position growth compared to the same period in the prior year, which is a component of internal growth, was 1% for mutual fund interims and 1% for annual equity proxy communications. Although these indicators were positive, the first three months’ results are not necessarily indicative of our full-year results due to the seasonality of our business.
Earnings before Income Taxes. Earnings before income taxes for the three months ended September 30, 2016 were $32.9 million, a decrease of $1.1 million, or 3%, compared to $33.9 million for the three months ended September 30, 2015. The earnings decrease was primarily due to higher operating expenses, including higher distribution and amortization expenses, which more than offset the impact of higher revenues. Pre-tax margins decreased by 3.4 percentage points to 4.5%, this was primarily due to the acquisition of NACC.
Global Technology and Operations
Revenues. Global Technology and Operations segment’s Revenues for the three months ended September 30, 2016 were $187.8 million, an increase of $11.1 million, or 6%, compared to $176.8 million for the three months ended September 30, 2015. The 6% increase was attributable to: (i) higher Net New Business from Closed sales (4pts) and (ii) revenue from recent acquisitions (2pts).
Earnings before Income Taxes. Earnings before income taxes for the three months ended September 30, 2016 were $38.3 million, an increase of $8.0 million, or 26%, compared to $30.3 million for the three months ended September 30, 2015. The earnings increase was primarily due to higher organic Net New Business revenues and cost management initiatives, partially offset by the impact of recent acquisitions.
Pre-tax margins increased by 3.2 percentage points to 20.4%.
Other
Loss before Income Taxes. Loss before income taxes was $22.8 million for the three months ended September 30, 2016, an increase of $8.9 million, compared to $13.9 million for the three months ended September 30, 2015. The increased loss was primarily due to an increase in interest expense, net of $4.1 million, and increased foreign currency transaction losses.
Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures

The Company’s results in this Quarterly Report on Form 10-Q are presented in accordance with U.S. GAAP except where otherwise noted. In certain circumstances, results have been presented that are not generally accepted accounting principles measures (“Non-GAAP”). These Non-GAAP measures are Adjusted Operating income, Adjusted Net earnings, Adjusted earnings per share, and Free cash flow. These Non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results.

The Company believes our Non-GAAP financial measures help investors understand how management plans, measures and evaluates the Company’s business performance. Management believes that Non-GAAP measures provide consistency in its financial reporting and facilitates investors’ understanding of the Company’s operating results and trends by providing an additional basis for comparison. Management uses these Non-GAAP financial measures to, among other things, evaluate our ongoing operations, for internal planning and forecasting purposes and in the calculation of performance-based compensation. In addition, and as a consequence of the importance of these Non-GAAP financial measures in managing our business, the Company’s Compensation Committee of the Board of Directors incorporates Non-GAAP financial measures in the evaluation process for determining management compensation.

Adjusted Operating Income, Adjusted Net Earnings and Adjusted Earnings Per Share

These Non-GAAP measures reflect Operating income, Operating income margin, Net earnings, and Diluted earnings per share, as adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items that management believes are not indicative of our ongoing operating performance. These adjusted measures exclude the impact of Amortization of Acquired Intangibles and Purchased Intellectual Property, and Acquisition and Integration Costs. Amortization of Acquired Intangibles and Purchased Intellectual Property represents non-cash expenses associated with the Company's acquisition activities. Acquisition and Integration Costs represent certain transaction and integration costs associated with the Company’s acquisition activities. We exclude Amortization of Acquired Intangibles and Purchased Intellectual Property, and Acquisition and Integration Costs from these measures because excluding such information provides us with an understanding of the results from the primary operations of our business and these items do not reflect ordinary operations or earnings. Management believes these measures may be useful to an investor in evaluating the underlying operating performance of our business.

Free Cash Flow

In addition to the Non-GAAP financial measures discussed above, we provide Free cash flow information because we consider Free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated that could be used for dividends, share repurchases, strategic acquisitions and other discretionary investments. Free cash flow is a Non-GAAP financial measure and is defined by the Company as Net cash flows provided by operating activities less Capital expenditures as well as Software purchases and capitalized internal use software.

Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Three Months Ended September 30,
	2016	2015
	(in millions)
Operating income (GAAP)	$66.0	$59.1
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	12.8	8.1
Acquisition and Integration Costs	2.8	1.3
Adjusted Operating income (Non-GAAP)	$81.6	$68.4

	Three Months Ended September 30,
	2016	2015
	(in millions)
Net earnings (GAAP)	$33.7	$33.5
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	12.8	8.1
Acquisition and Integration Costs	2.8	1.3
Tax impact of adjustments	(5.4)	(3.3)
Adjusted Net earnings (Non-GAAP)	$43.9	$39.6

	Three Months Ended September 30,
	2016	2015
Diluted earnings per share (GAAP)	$0.28	$0.28
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.11	0.07
Acquisition and Integration Costs	0.02	0.01
Tax impact of adjustments	(0.04)	(0.03)
Adjusted earnings per share (Non-GAAP)	$0.36	$0.33
Note: Amounts may not sum due to rounding.

	Three Months Ended September 30,
	2016	2015
	(in millions)
Net cash flows used in operating activities (GAAP)	$(87.4)	$(24.6)

Capital expenditures and Software purchases and capitalized internal use software	(14.7)	(17.8)
Free cash flow (Non-GAAP)	$(102.1)	$(42.4)

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents consisted of the following:

	September 30, 2016	June 30, 2016
	(in millions)
Cash and cash equivalents:
Domestic cash	$85.7	$497.3
Cash held by foreign subsidiaries	86.8	174.3
Cash held by regulated entities	54.8	56.1
Total cash and cash equivalents	$227.4	$727.7
At September 30, 2016, cash and cash equivalents were $227.4 million and Total stockholders’ equity was $1,051.3 million. At September 30, 2016, net working capital was $244.0 million, compared to $596.2 million at June 30, 2016. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
As of September 30, 2016, $86.8 million of the $227.4 million of cash and cash equivalents were held by our foreign subsidiaries, and $54.8 million of cash and cash equivalents were held by regulated entities. We expect existing domestic cash, cash equivalents, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our current plans do not demonstrate a need to repatriate them to fund our U.S. operations, as we consider these funds to be permanently reinvested outside the U.S.
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Par value at September 30, 2016	Carrying value at September 30, 2016	Carrying value at June 30, 2016 (a)	Unused Available Capacity	Fair Value at September 30, 2016
			(in millions)
Current portion of long-term debt
Fiscal 2007 Senior Notes	June 2017	$125.0	$124.9	$124.8	$—	$128.8
		$125.0	$124.9	$124.8	$—	$128.8

Long-term debt, excluding current portion
Fiscal 2015 Revolving Credit Facility	August 2019	$—	$110.0	$—	$640.0	$110.0
Fiscal 2014 Senior Notes	September 2020	400.0	397.3	397.2	—	422.8
Fiscal 2016 Senior Notes	June 2026	500.0	493.6	493.5	—	515.2
		$900.0	$1,001.0	$890.7	$640.0	$1,048.0

Total debt		$1,025.0	$1,125.8	$1,015.5	$640.0	$1,176.9
(a) On July 1, 2016, the Company has adopted ASU 2015-03 on a retrospective basis and accordingly, the Condensed Consolidated Balance Sheets as of June 30, 2016 has been updated to reflect this new classification, which resulted in a decrease in Other non-current assets of $7.1 million, a decrease in Long-term debt, excluding current portion of $7.0 million and a decrease of $0.1 million in Current portion of long-term debt at June 30, 2016.
The Company has a $750.0 million five-year revolving credit facility (the “Fiscal 2015 Revolving Credit Facility”), which is comprised of a $670.0 million U.S. dollar tranche and an $80.0 million multicurrency tranche. Borrowings under the Fiscal 2015 Revolving Credit Facility bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2015 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, which totaled $0.2 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the Company had $110.0 million outstanding borrowings and had unused available capacity of $640.0 million under the Fiscal 2015 Revolving Credit Facility. The facility is scheduled to expire in August 2019.
At September 30, 2016, the carrying value of the Company’s outstanding Long-term debt was $1,125.8 million, consisting of: (i) borrowings on the Fiscal 2015 Revolving Credit Facility of $110.0 million, (ii) senior notes of $124.9 million ($125.0 million principal amount less $0.1 million bond discount) due June 2017, (iii) senior notes of $397.3 million ($400.0 million principal amount less $0.3 million bond discount and $2.4 million of unamortized debt issuance costs) due September 2020 and (iv) senior notes of $493.6 million ($500.0 million principal amount less $2.0 million bond discount and $4.4 million of unamortized debt issuance costs) due June 2026. The Fiscal 2015 Revolving Credit Facility and the senior notes are senior unsecured obligations of the Company and are ranked equally in right of payment. Interest on the senior notes due 2017 is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%. Interest on the senior notes due 2020 is payable semiannually on March 1st and September 1st each year based on a fixed per annum rate equal to 3.95%. Interest on the senior notes due 2026 is payable semiannually on June 27th and December 27th each year based on a fixed per annum rate equal to 3.40%.
Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain ratios.

Cash Flows

	Three Months Ended September 30,
			Change
	2016	2015	$
	(in millions)
Net cash flows used in operating activities	$(87.4)	$(24.6)	$(62.8)
Net cash flows used in investing activities	$(508.4)	$(18.1)	$(490.3)
Net cash flows provided by financing activities	$96.1	$13.7	$82.4

Free cash flow:
Net cash flows used in operating activities (GAAP)	$(87.4)	$(24.6)	$(62.8)
Capital expenditures and Software purchases and capitalized internal use software	(14.7)	(17.8)	3.1
Free cash flow (Non-GAAP)	$(102.1)	$(42.4)	$(59.7)

The increase in cash used in operating activities of $62.8 million in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, was primarily due to the relative increase in working capital of $54.7 million, which includes a receivable from DST Systems, Inc. related to the transition of NACC cash collection activities, and lower income tax accruals.
The decrease in Free cash flow of $59.7 million in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, was driven by an increase in Net cash flows used in operating activities of $62.8 million, partially offset by decreased capital expenditures and purchases of intangibles of $3.1 million.
The increase in cash used in investing activities of $490.3 million in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily reflects increased investments of $402.0 million in acquisitions and $90.0 million in purchased intellectual property.
The increased cash provided by financing activities of $82.4 million in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 reflects cash provided by: (i) an increase in net proceeds from borrowings of $65.0 million, (ii) a $38.3 million increase in the proceeds from stock options, and (iii) a $19.5 million increase in excess tax benefits from the issuance of stock-based compensation awards, partially offset by cash used: (i) a $37.0 million increase in the purchase of common stock and (ii) a $3.5 million increase in dividends paid.
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
Income Taxes
Our effective tax rate for the three months ended September 30, 2016 was 34.8%, compared to 35.1% for the three months ended September 30, 2015. The decrease in the effective tax rate for the three months ended September 30, 2016 compared to the comparable prior year period is primarily attributable to the recognition in the annualized fiscal year 2017 effective tax rate for the U.S. federal research and development (R&D) tax credit and the U.S. federal Section 199 domestic production activities deduction, neither of which were recognized in the corresponding three month period ended September 30, 2015.

Contractual Obligations
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at September 30, 2016 are $431.1 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s business process outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at September 30, 2016 are $28.2 million through fiscal year 2024, the final year of the contract.

The Company expects to pay $40.0 million to an affiliate of Inveshare by September 2018 upon delivery of certain blockchain technology applications.

The Company contributed $1.6 million to an equity method investment during the three months ended September 30, 2016, and has a remaining commitment of $1.5 million to fund this investment at September 30, 2016.

Other Commercial Agreements
At September 30, 2016, the Company had $110.0 million of outstanding borrowings and unused available capacity of $640.0 million under the Fiscal 2015 Revolving Credit Facility.
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at September 30, 2016.
Off-balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at September 30, 2016 or at June 30, 2016. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.
Recently-issued Accounting Pronouncements
Please refer to Note 2, “New Accounting Pronouncements” to our Financial Statements under Item 1. of Part I of this Quarterly Report on Form 10-Q, for a discussion on the impact of new accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes related to market risk from the disclosures in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.

Item 4.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The President and Chief Executive Officer, and the Chief Financial Officer, concluded that our disclosure controls and procedures as of September 30, 2016 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A. to Part I in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed on August 9, 2016. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2016 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our first fiscal quarter ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans (1)
July 1, 2016 - July 31, 2016	—	$—	—	8,296,280
August 1, 2016 - August 31, 2016	295,790	67.63	295,790	8,000,490
September 1, 2016 - September 30, 2016	282,820	70.73	282,820	7,717,670
Total	578,610	$69.14	578,610
_____________
(1) At September 30, 2016, the Company had 7,717,670 shares available for repurchase under its share repurchase program. The share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

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

In connection with the acquisition of an entity in the United Kingdom, our United Kingdom subsidiary, Broadridge

Financial Solutions Limited, assumed an agreement whereby it licenses certain data reconciliation software to a bank located in Syria. No U.S. persons have been or are involved in this agreement or any aspect of this business activity. After this United Kingdom acquisition was completed, the bank in Syria has been designated pursuant to Executive Order 13382. For the fiscal year ended June 30, 2016, gross revenues and net profits from the aforementioned agreement were approximately $20,000 and approximately $6,400, respectively. Broadridge Financial Solutions Limited does not intend to continue the activity and has provided notice to such bank of the termination of the agreement which became effective on November 7, 2016.

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2016 and 2015, (ii) condensed consolidated statements of comprehensive income for the three months ended September 30, 2016 and 2015, (iii) condensed consolidated balance sheets as of September 30, 2016 and June 30, 2016, (iv) condensed consolidated statements of cash flows for the three months ended September 30, 2016 and 2015, and (v) the notes to the condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: November 9, 2016	By:	/s/ James M. Young
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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2016 and 2015, (ii) condensed consolidated statements of comprehensive income for the three months ended September 30, 2016 and 2015, (iii) condensed consolidated balance sheets as of September 30, 2016 and June 30, 2016, (iv) condensed consolidated statements of cash flows for the three months ended September 30, 2016 and 2015, and (v) the notes to the condensed consolidated financial statements.