Form 10-Q
period 2017-03-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2017-05-10
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 28, 2017, was 117,578,067 shares.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenues	$1,008.9	$688.8	$2,796.8	$1,922.5
Operating expenses:
Cost of revenues	773.7	486.5	2,199.5	1,389.6
Selling, general and administrative expenses	125.5	101.7	362.8	303.0
Total operating expenses	899.2	588.2	2,562.3	1,692.6
Operating income	109.7	100.6	234.6	229.9
Interest expense, net	10.8	6.5	31.8	19.2
Other non-operating (income) expenses, net	(7.4)	0.7	(0.8)	4.4
Earnings before income taxes	106.3	93.4	203.5	206.4
Provision for income taxes	30.4	29.7	63.8	68.9
Net earnings	$75.9	$63.7	$139.7	$137.4
Basic earnings per share	$0.64	$0.54	$1.18	$1.16
Diluted earnings per share	$0.63	$0.52	$1.15	$1.13
Weighted-average shares outstanding:
Basic	117.8	118.2	118.3	118.3
Diluted	120.7	121.7	121.3	121.8
Dividends declared per common share	$0.33	$0.30	$0.99	$0.90

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net earnings	$75.9	$63.7	$139.7	$137.4
Other comprehensive income (loss), net:
Foreign currency translation adjustments	—	(9.4)	(23.2)	(26.3)
Net unrealized gains (losses) on available-for-sale securities, net of taxes of $(0.2) and $1.4 for the three months ended March 31, 2017 and 2016, respectively; and $(0.3) and $1.6 for the nine months ended March 31, 2017 and 2016, respectively	0.3	(0.4)	0.5	(0.7)
Pension and post-retirement liability adjustment, net of taxes of $(0.1) and $(0.1) for the three months ended March 31, 2017 and 2016, respectively; and $(0.3) and $(0.2) for the nine months ended March 31, 2017 and 2016, respectively	0.1	0.1	0.4	0.2
Total other comprehensive income (loss), net	0.4	(9.7)	(22.3)	(26.8)
Comprehensive income	$76.3	$54.0	$117.4	$110.7

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31, 2017	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$269.5	$727.7
Accounts receivable, net of allowance for doubtful accounts of $3.1 and $2.3, respectively	661.2	453.4
Other current assets	187.5	108.0
Total current assets	1,118.2	1,289.1
Property, plant and equipment, net	169.5	112.2
Goodwill	1,161.5	999.3
Intangible assets, net	483.9	210.3
Other non-current assets	308.8	261.8
Total assets	$3,242.0	$2,872.7
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$125.0	$124.8
Accounts payable	191.9	133.2
Accrued expenses and other current liabilities	364.0	352.2
Deferred revenues	205.0	82.7
Total current liabilities	885.9	692.9
Long-term debt, excluding current portion	1,141.6	890.7
Deferred taxes	70.7	61.6
Deferred revenues	75.0	70.3
Other non-current liabilities	126.4	111.8
Total liabilities	2,299.7	1,827.3
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 117.1 and 118.3 shares outstanding, respectively	1.6	1.6
Additional paid-in capital	972.3	901.2
Retained earnings	1,320.8	1,297.8
Treasury stock, at cost: 37.4 and 36.2 shares, respectively	(1,291.8)	(1,116.9)
Accumulated other comprehensive loss	(60.5)	(38.2)
Total stockholders’ equity	942.3	1,045.5
Total liabilities and stockholders’ equity	$3,242.0	$2,872.7

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net earnings	$139.7	$137.4
Adjustments to reconcile Net earnings to Net cash flows (used in) provided by operating activities:
Depreciation and amortization	51.2	39.2
Amortization of acquired intangibles and purchased intellectual property	52.8	24.0
Amortization of other assets	22.9	19.5
Stock-based compensation expense	34.7	34.5
Deferred income taxes	(16.1)	(20.6)
Excess tax benefits from stock-based compensation awards	(29.0)	(11.1)
Other	(0.4)	1.6
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Increase in Accounts receivable, net	(114.6)	(56.0)
Increase in Other current assets	(60.0)	(51.9)
Increase in Accounts payable	42.5	6.8
Decrease in Accrued expenses and other current liabilities	(23.8)	(13.9)
Increase in Deferred revenues	118.3	90.9
Non-current assets and liabilities:
Increase in Other non-current assets	(76.8)	(44.3)
Increase in Other non-current liabilities	20.7	5.0
Net cash flows provided by operating activities	162.1	161.1
Cash Flows From Investing Activities
Capital expenditures	(51.7)	(43.1)
Software purchases and capitalized internal use software	(17.8)	(13.0)
Acquisitions, net of cash acquired	(448.1)	(15.4)
Purchase of intellectual property	(90.0)	—
Equity method investment	(4.5)	(3.3)
Other investing activities	(0.9)	(3.4)
Net cash flows used in investing activities	(613.0)	(78.2)
Cash Flows From Financing Activities
Proceeds from Long-term debt	355.0	210.0
Repayments on Long-term debt	(105.0)	(80.0)
Excess tax benefits from stock-based compensation awards	29.0	11.1
Dividends paid	(113.6)	(103.0)
Purchases of Treasury stock	(212.6)	(97.0)
Proceeds from exercise of stock options	45.4	21.0
Payment of contingent consideration liabilities	(0.7)	(1.0)
Costs related to amendment of revolving credit facility	(1.8)	—
Costs related to issuance of bonds	(0.7)	—
Net cash flows used in financing activities	(4.9)	(38.9)
Effect of exchange rate changes on Cash and cash equivalents	(2.4)	(13.7)
Net change in Cash and cash equivalents	(458.2)	30.4
Cash and cash equivalents, beginning of period	727.7	324.1
Cash and cash equivalents, end of period	$269.5	$354.4
Supplemental disclosure of cash flow information:
Cash payments made for interest	$29.5	$22.1
Cash payments made for income taxes, net of refunds	$87.7	$89.2
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$7.5	$1.8
Acquisition related obligations	$6.5	$2.6
Obligations related to the purchase of intellectual property	$5.0	$—
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

•
Global Technology and Operations—Broadridge offers a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, reference data, reconciliations and accounting. Broadridge’s services help financial institutions and investment managers efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. Broadridge’s multi-currency solutions support real-time global trading of equity, fixed income, mutual fund, foreign exchange and exchange traded derivative securities in established and emerging markets. In addition, Broadridge’s Managed Services solution supports the operations of our clients’ businesses including their securities clearing, record-keeping, and custody-related functions.

In November 2016, Broadridge acquired M&O Systems, Inc. (“M&O”). M&O is a provider of SaaS-based compensation management and related solutions for broker-dealers and registered investment advisors.

In March 2017, Broadridge acquired Message Automation Limited (“MAL”). MAL is a specialist provider of post-trade control solutions for sell-side and buy-side firms. The Company previously owned 25% of MAL, and purchased the remaining 75%.
B. Consolidation and Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under either the cost or equity methods of accounting. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “2016 Annual Report”) filed on August 9, 2016 with the Securities and Exchange Commission (the “SEC”). These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at March 31, 2017 and June 30, 2016, the results of its operations for the three and nine months ended March 31, 2017 and 2016, and its cash flows for the nine months ended March 31, 2017 and 2016.
Effective in the first quarter of fiscal year 2017, the Company revised the presentation in the Condensed Consolidated Statements of Earnings to separately present Interest expense, net. Previously, Interest expense, net, was reported as part of Non-operating expenses, net, and was not separately presented in the Condensed Consolidated Statements of Earnings. All prior period information has been conformed to the current period presentation. See Note 4, “Interest Expense, Net,” for details of the Company’s Interest expense, net, and Note 5, “Other Non-Operating (Income) Expenses, Net,” for details of the Company’s Other non-operating (income) expenses, net.
Effective in the first quarter of fiscal year 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company has applied this guidance on a retrospective basis and accordingly, the Condensed Consolidated Balance Sheet as of June 30, 2016 has been updated to reflect this new classification, which resulted in a decrease in Other non-current assets of $7.1 million, a decrease in Long-term debt, excluding current portion of $7.0 million and a decrease of $0.1 million in Current portion of long-term debt at June 30, 2016.
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
F. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, the Company has reviewed events that have occurred after March 31, 2017, through the date of issuance of the Condensed Consolidated Financial Statements. During this period, the Company did not have any subsequent events for disclosure.
NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Accounting for Goodwill Impairment” (“ASU No. 2017-04”). ASU No. 2017-04 removes Step 2 of the current goodwill impairment test, which currently requires a hypothetical purchase price allocation if the fair value of a reporting unit were to be less than its book value, for purposes of determining the amount of goodwill impaired. Under ASU No. 2017-04, the Company would now recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds the fair value of the reporting unit; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. ASU No. 2017-04 will be effective for the Company beginning in the first quarter of fiscal 2021, to be applied on a prospective basis. The pending adoption of this guidance is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business” (“ASU No. 2017-01”). ASU No. 2017-01 narrows the definition of a business, in part by concluding that an integrated set of assets and activities (referred to as a “set”) is not a business when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets. ASU No. 2017-01 is effective for the Company beginning in the first quarter of fiscal year 2019, to be applied on a prospective basis. The pending adoption of this guidance is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU No. 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including presenting the excess tax benefit or deficit from the exercise or vesting of share-based payments in the income statement, a revision to the criteria for classifying an award as equity or liability, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. In addition, ASU No. 2016-09 eliminates the excess tax benefit from the assumed proceeds calculation under the treasury stock method for purposes of calculating diluted shares. ASU No. 2016-09 is effective for the Company beginning in the first quarter of fiscal year 2018, with early adoption permitted. Certain provisions of ASU No. 2016-09 are required to be adopted prospectively, most notably the requirement to recognize the excess tax benefit or deficit in the income statement, while other provisions of ASU No. 2016-09 require modified retrospective application or in some cases full retrospective application. The most significant impact of the pending adoption of this guidance on the Company’s Condensed Consolidated Financial Statements, specifically the Company’s Condensed Consolidated Statements of Earnings, will largely be dependent upon the intrinsic value of the Company’s share-based compensation awards at the time of exercise or vesting and may result in more variability in the Company’s effective tax rates and Net earnings, and may also impact the dilution of common stock equivalents. During the three and nine months ended March 31, 2017 and 2016, the Company recorded $7.0 million and $5.6 million, respectively, and $29.0 million and $11.1 million, respectively, to consolidated equity as excess tax benefits from share-based compensation awards. In addition, upon adoption of ASU No. 2016-09, the Company will classify the excess tax benefit or deficit as an operating activity in the Condensed Consolidated Statements of Cash Flows rather than as a financing activity.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-9”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 also requires certain enhanced disclosures, including disclosures on the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date,” which defers the effective date of ASU No. 2014-09 by one year, with an option that would permit companies to adopt the standard as early as the original effective date. As a result, ASU No. 2014-09 will be effective for the Company as of the first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU No. 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU No. 2014-09.

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

Each of ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 have the same effective date as ASU No. 2014-09. The Company has not yet elected a transition method. While the Company is still in the process of evaluating the full impact of the pending adoption of ASU No. 2014-09 and related amendments on its Condensed Consolidated Financial Statements and related disclosures, including assessing the need for system or process changes or enhancements, to date the Company has identified certain expected impacts of the new standard on its Condensed Consolidated Financial Statements. Specifically, the Company expects to capitalize certain sales commissions as well as capitalize certain additional costs that are part of setting up or converting a client’s systems to function with the Company’s technology, both of which are currently expensed. Additionally, the Company expects to recognize proxy revenue predominantly at the time of proxy distribution to the client’s shareholders rather than on the date of the client’s shareholder meeting, which is typically 30 days after the proxy distribution. Other expected changes to the timing of revenue recognition include deferral of revenue from certain transaction processing platform enhancements as well as acceleration of revenue from certain multi-year software license arrangements that are currently recognized over the term of the software subscription.

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
The computation of diluted EPS did not include 0.5 million and 0.7 million options to purchase Broadridge common stock for the three months ended March 31, 2017, and 2016, respectively, and 0.6 million and 1.6 million options to purchase Broadridge common stock for the nine months ended March 31, 2017, and 2016, respectively, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Weighted-average shares outstanding:
Basic	117.8	118.2	118.3	118.3
Common stock equivalents	2.9	3.5	2.9	3.5
Diluted	120.7	121.7	121.3	121.8
NOTE 4. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in millions)
Interest expense on borrowings	$11.7	$7.4	$33.4	$21.1
Interest income	(0.9)	(0.9)	(1.5)	(1.9)
Interest expense, net	$10.8	$6.5	$31.8	$19.2

NOTE 5. OTHER NON-OPERATING (INCOME) EXPENSES, NET
Other non-operating (income) expenses, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in millions)
Losses from equity method investments	$1.5	$1.4	$5.3	$5.1
Foreign currency transaction (gain) loss	0.4	(0.7)	3.3	(0.7)
Other (gains) losses	(9.3)	—	(9.3)	—
Other non-operating (income) expenses, net	$(7.4)	$0.7	$(0.8)	$4.4

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

During the first quarter of fiscal year 2017, the Company acquired one business in the Investor Communication Solutions segment:

NACC

In July 2016, the Company acquired the net assets of NACC, a leading provider of customer communication services including print and digital communication solutions, content management, postal optimization, and fulfillment. This acquisition will expand the Company’s existing customer communications business.

The aggregate purchase price was $410.0 million in cash, or $406.2 million net of cash acquired and other closing adjustments. Net tangible assets acquired in the transaction were $58.8 million. This acquisition resulted in $129.2 million of Goodwill, which is primarily tax deductible. Intangible assets acquired, which totaled $218.2 million, consist primarily of customer relationships and software technology. The results of NACC’s operations were included in the Company’s Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q from the date of acquisition. As of March 31, 2017, the NACC purchase price allocation has not yet been finalized, primarily the fair values and the useful lives of the acquired intangible assets.

The following summarizes the preliminary allocation of purchase price for the NACC acquisition (in millions):

NACC

Accounts receivable, net	$89.2
Other current assets	19.5
Property, plant and equipment	45.1
Intangible assets	218.2
Goodwill	129.2
Other non-current assets	1.6
Accounts payable	(14.4)
Accrued expenses and other current liabilities	(59.1)
Deferred taxes	(22.2)
Deferred revenue	(1.1)
Consideration paid, net of cash acquired	$406.2

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

	Three Months Ended March 31, 2017		Nine Months Ended March 31, 2017
	2017	2016	2017	2016
	(in millions, except per share data)
Revenues	$1,008.9	$1,003.4	$2,796.8	$2,804.0
Net earnings	$77.8	$69.0	$143.5	$146.0

Basic earnings per share	$0.66	$0.58	$1.21	$1.23
Diluted earnings per share	$0.64	$0.57	$1.18	$1.20

During the second quarter of fiscal year 2017, the Company acquired one business in the Global Technology and Operations segment:

M&O
In November 2016, the Company’s Global Technology and Operations segment acquired M&O. M&O is a provider of SaaS-based compensation management and related solutions for broker-dealers and registered investment advisors. The aggregate purchase price was $24.8 million in cash, consisting of $22.3 million of cash payments as well as a $2.5 million note payable to the sellers that will be settled in the future. Net tangible liabilities assumed in the transaction were $3.5 million. This acquisition resulted in $17.1 million of Goodwill. Intangible assets acquired, which totaled $11.2 million, consist primarily of customer relationships and acquired software technology, which are being amortized over a seven-year life and six-year life, respectively. The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the acquired business’ assets and liabilities, which is still subject to a working capital adjustment.

During the third quarter of fiscal year 2017, the Company acquired one business in the Global Technology and Operations segment:

MAL
In March 2017, the Company’s Global Technology and Operations segment acquired MAL, which is a specialist provider of post-trade control solutions for sell-side and buy-side firms. The Company previously owned 25% of MAL, and purchased the remaining 75% for an aggregate purchase price of $23.7 million in cash, consisting of $19.7 million of cash payments net of cash acquired, a $3.1 million note payable to the sellers that will be settled in the future, and a contingent consideration liability with an initial estimated acquisition date preliminary fair value of $0.9 million. The contingent consideration liability is payable over the next four years upon the achievement by the acquired business of certain revenue and earnings targets. The contingent consideration liability has a maximum potential pay-out of $2.8 million upon the achievement in full of the defined financial targets by the acquired business. The fair value of the Company’s 25% pre-existing investment in MAL was determined to be $9.6 million, implied by the aggregate purchase price of the remaining 75% purchased, which resulted in a non-cash, nontaxable gain on investment of $9.3 million (“MAL investment gain”), included as part of Other non-operating (income) expenses, net. Net tangible liabilities assumed in the transaction were $0.7 million. This acquisition preliminarily resulted in $34.0 million of Goodwill. The allocation of the purchase price will be finalized upon completion of the fair values of the acquired business’ assets and liabilities, including the fair value of acquired intangible assets, and which is still subject to a working capital adjustment.
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
The following tables set forth the Company’s financial assets and liabilities at March 31, 2017 and June 30, 2016, respectively, that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$77.2	$—	$—	$77.2
Other current assets:
Available-for-sale securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale securities	48.7	—	1.1	49.8
Total assets as of March 31, 2017	$126.0	$—	$1.1	$127.1
Liabilities
Contingent consideration obligations:	—	—	6.0	6.0
Total liabilities as of March 31, 2017	$—	$—	$6.0	$6.0

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$121.0	$—	$—	$121.0
Other current assets:
Available-for-sale securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale securities	34.4	—	1.1	35.5
Total assets as of June 30, 2016	$155.5	$—	$1.1	$156.6
Liabilities
Contingent consideration obligations:	—	—	5.5	5.5
Total liabilities as of June 30, 2016	$—	$—	$5.5	$5.5
_____________

(1)	Money market funds include money market deposit account balances of $22.3 million and $91.0 million as of March 31, 2017 and June 30, 2016, respectively.
The following table sets forth an analysis of changes during the nine months ended March 31, 2017 and 2016, in Level 3 financial assets of the Company:

	March 31, 2017	March 31, 2016
	(in millions)
Beginning balance	$1.1	$1.1
Net realized/unrealized gains (losses)	—	—
Purchases	—	—
Transfers in (out) of Level 3	—	—
Ending balance	$1.1	$1.1

The Company did not incur any Level 3 fair value asset impairments during the nine months ended March 31, 2017 and 2016.
The following table sets forth an analysis of changes during the nine months ended March 31, 2017 and 2016, in Level 3 financial liabilities of the Company:

	March 31, 2017	March 31, 2016
	(in millions)
Beginning balance	$5.5	$15.7
Additional contingent consideration incurred	0.9	0.7
Increase (decrease) in contingent consideration liability	0.3	(1.0)
Payments	(0.7)	(1.0)
Ending balance	$6.0	$14.4
Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.
NOTE 8. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	March 31, 2017	June 30, 2016
	(in millions)
Deferred client conversion and start-up costs	$155.2	$139.4
Deferred data center costs	41.2	43.1
Long-term investments	60.5	48.5
Long-term broker fees	26.2	12.4
Other (a)	25.9	18.4
Total	$308.8	$261.8
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

NOTE 9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2017	June 30, 2016
	(in millions)
Employee compensation and benefits	$178.7	$181.2
Accrued broker fees	54.2	65.4
Accrued taxes	27.9	49.9
Accrued dividend payable	38.1	34.9
Customer deposits	38.8	—
Other	26.4	20.7
Total	$364.0	$352.2

NOTE 10. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Par value at March 31, 2017	Carrying value at March 31, 2017	Carrying value at June 30, 2016 (a)	Unused Available Capacity	Fair Value at March 31, 2017
			(in millions)
Current portion of long-term debt
Fiscal 2007 Senior Notes	June 2017	$125.0	$125.0	$124.8	$—	$125.8
		$125.0	$125.0	$124.8	$—	$125.8

Long-term debt, excluding current portion
Fiscal 2017 Revolving Credit Facility	February 2022	$—	$250.0	$—	$750.0	$250.0
Fiscal 2014 Senior Notes	September 2020	400.0	397.7	397.2	—	418.1
Fiscal 2016 Senior Notes	June 2026	500.0	493.9	493.5	—	489.3
		$900.0	$1,141.6	$890.7	$750.0	$1,157.3

Total debt		$1,025.0	$1,266.6	$1,015.5	$750.0	$1,283.1
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
Fiscal 2017 Revolving Credit Facility: On February 6, 2017, the Company entered into an amended and restated $1.0 billion five-year revolving credit facility (the “Fiscal 2017 Revolving Credit Facility”), which replaced the $750.0 million five-year revolving credit facility entered into during August 2014 (the “Fiscal 2015 Revolving Credit Facility”) (together the “Revolving Credit Facilities”). The Fiscal 2017 Revolving Credit Facility is comprised of a $900.0 million U.S. dollar tranche and a $100.0 million multicurrency tranche. At March 31, 2017, the Company had $250.0 million in outstanding borrowings and had unused available capacity of $750.0 million under the Fiscal 2017 Revolving Credit Facility.
The weighted-average interest rate on the Revolving Credit Facilities was 1.77% and 1.65% for the three and nine months ended March 31, 2017, respectively, and 1.40% and 1.26% for the three and nine months ended March 31, 2016, respectively. The fair value of the variable-rate Fiscal 2017 Revolving Credit Facility borrowings at March 31, 2017 approximates carrying value.

Borrowings under the Fiscal 2017 Revolving Credit Facility can be made in tranches up to 360 days and bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2017 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, similar to the previous Fiscal 2015 Revolving Credit Facility. The annual facility fees for the Revolving Credit Facilities totaled $0.3 million and $0.8 million for the three and nine months ended March 31, 2017, respectively, and $0.2 million and $0.7 million for the three and nine months ended March 31 2016, respectively. The Company incurred $1.8 million in costs to establish the Fiscal 2017 Revolving Credit Facility. As of March 31, 2017, $2.8 million of costs remain to be amortized (including $0.2 million and $0.9 million of issuance costs from the Fiscal 2012 Revolving Credit Facility and Fiscal 2015 Revolving Credit Facility, respectively). Such costs are capitalized in Other non-current assets in the Condensed Consolidated Balance Sheets and are being amortized to Non-operating expenses, net on a straight-line basis, which approximates the effective interest method, over the term of this facility.

The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2017 Revolving Credit Facility at any time. The Fiscal 2017 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At March 31, 2017, the Company is in compliance with the financial covenants of the Fiscal 2017 Revolving Credit Facility.

  Fiscal 2007 Senior Notes: In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Fiscal 2007 Senior Notes”). The Fiscal 2007 Senior Notes will mature on June 1, 2017 and bear interest at a rate of 6.125% per annum. Interest on the Fiscal 2007 Senior Notes is payable semi-annually in arrears on June 1st and December 1st each year. The Fiscal 2007 Senior Notes were issued at a price of 99.1% (effective yield to maturity of 6.251%). The indenture governing the Fiscal 2007 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At March 31, 2017, the Company is in compliance with the covenants of the indenture governing the Fiscal 2007 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2007 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2007 Senior Notes in whole or in part at any time before their maturity. The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2007 Senior Notes. These costs have been capitalized and are being amortized to interest expenses, net on a straight-line basis, over the ten-year term. As of March 31, 2017 and June 30, 2016, less than $0.1 million and $0.1 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2007 Senior Notes. During the fiscal year ended June 30, 2009, the Company purchased $125.0 million principal amount of the Fiscal 2007 Senior Notes (including $1.0 million unamortized bond discount) pursuant to a cash tender offer for such notes. The fair value of the fixed-rate Fiscal 2007 Senior Notes at March 31, 2017 and June 30, 2016 was $125.8 million and $129.1 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1st and September 1st each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At March 31, 2017, the Company is in compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to interest expenses, net on a straight-line basis, over the seven-year term. As of March 31, 2017 and June 30, 2016, $2.0 million and $2.5 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2014 Senior Notes. The fair value of the fixed-rate Fiscal 2014 Senior Notes at March 31, 2017 and June 30, 2016 was $418.1 million and $427.6 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At March 31, 2017, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.5 million in debt issuance costs to establish the Fiscal 2016 Senior Notes. These costs have been capitalized and are being amortized to interest expenses, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. As of March 31, 2017 and June 30, 2016, $4.1 million and $4.5 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2016 Senior Notes. The fair value of the fixed-rate Fiscal 2016 Senior Notes at March 31, 2017 and June 30, 2016 was $489.3 million and $507.9 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2017 Revolving Credit Facility, Fiscal 2007 Senior Notes, Fiscal 2014 Senior Notes, and Fiscal 2016 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of March 31, 2017 and June 30, 2016, there were no outstanding borrowings under these lines of credit.

NOTE 11. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended March 31, 2017 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at January 1, 2017	5,600,243	$35.22	1,656,227	$50.02	604,702	$51.56
Granted	528,417	67.32	26,946	64.51	—	—
Exercise of stock options (a)	(489,382)	23.50	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—
Expired/forfeited	(37,632)	40.01	(19,251)	51.38	(25,463)	52.32
Balances at March 31, 2017 (b), (c)	5,601,646	$39.24	1,663,922	$50.24	579,239	$51.53
____________

(a)	Stock options exercised during the period of January 1, 2017 through March 31, 2017 had an aggregate intrinsic value of $22.0 million.

(b)
As of March 31, 2017, the Company’s outstanding vested and currently exercisable stock options using the March 31, 2017 closing stock price of $67.95 (approximately 3.2 million shares) had an aggregate intrinsic value of $115.1 million with a weighted-average exercise price of $31.74 and a weighted-average remaining contractual life of 5.7 years. The total of all stock options outstanding as of March 31, 2017 have a weighted-average remaining contractual life of 6.7 years.

(c)
As of March 31, 2017, time-based restricted stock units and performance-based restricted stock units expected to vest using the March 31, 2017 closing stock price of $67.95 (approximately 1.6 million and 0.6 million shares, respectively) had an aggregate intrinsic value of $107.8 million and $37.5 million, respectively.

The activity related to the Company’s incentive equity awards for the nine months ended March 31, 2017 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at July 1, 2016	7,059,067	$32.57	1,202,896	$44.34	468,516	$47.15
Granted	568,465	67.15	512,736	64.24	163,026	63.74
Exercise of stock options (a)	(1,948,015)	23.21	—	—	—	—
Vesting of restricted stock units	—	—	(2,460)	55.17	—	—
Expired/forfeited	(77,871)	39.47	(49,250)	51.59	(52,303)	50.38
Balances at March 31, 2017	5,601,646	$39.24	1,663,922	$50.24	579,239	$51.53
____________

(a)	Stock options exercised during the period of July 1, 2016 through March 31, 2017 had an aggregate intrinsic value of $88.2 million.

The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $11.9 million and $12.3 million, as well as related tax benefits of $4.2 million and $4.6 million were recognized for the three months ended March 31, 2017 and 2016, respectively. Stock-based compensation expense of $34.7 million and $34.5 million, as well as related tax benefits of $12.3 million and $13.0 million were recognized for the nine months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $13.0 million and $45.6 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.9 years and 1.7 years, respectively.
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
NOTE 12. INCOME TAXES
The provision for income taxes for the three and nine months ended March 31, 2017 were $30.4 million, and $63.8 million, compared to $29.7 million, and $68.9 million for the three and nine months ended March 31, 2016, respectively.

The effective tax rate for the three months ended March 31, 2017 and 2016 was 28.6% and 31.8%, respectively. The effective tax rate for the three months ended March 31, 2017 was impacted by the recognition of the non-cash, nontaxable $9.3 million MAL investment gain. Relative to the prior period, the effective tax rate also declined as a result of a higher number of discrete items recognized in the quarter ended March 31, 2017.

The effective tax rate for the nine months ended March 31, 2017 and 2016 was 31.4% and 33.4%, respectively. Similar to the decrease in the effective tax rate for the three month period, the effective tax rate for the nine months ended March 31, 2017 was impacted by the recognition of the non-cash, nontaxable $9.3 million MAL investment gain. Relative to the prior period, the effective tax rate also declined as a result of a higher number of discrete items recognized in the quarter ended March 31, 2017.
NOTE 13. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at March 31, 2017 are $408.2 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at March 31, 2017 are $26.8 million through fiscal year 2024, the final year of the contract.

Equity Method Investment

The Company contributed $4.5 million to an equity method investment during the nine months ended March 31, 2017, and has no remaining commitment to fund this investment at March 31, 2017.

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
As of March 31, 2017, the Company had an outstanding letter of credit for $1.6 million. This letter of credit was issued in May 2007 to guarantee certain claim payments to a third-party insurance company in the event the Company does not pay its portion of the claims. No amounts were drawn on this letter of credit.
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at March 31, 2017 or at June 30, 2016.
In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

Our business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), a wholly-owned indirect subsidiary, which is a broker-dealer registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”), which requires BBPO to maintain a minimum amount of net capital. At March 31, 2017, BBPO was in compliance with this capital requirement.

BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires that BBPO maintain a minimum amount of net capital. At March 31, 2017, BBPO was in compliance with this capital requirement.

In addition, Matrix Trust Company, a wholly-owned indirect subsidiary, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and other state regulators where it does business, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At March 31, 2017, Matrix Trust Company was in compliance with its capital requirements.
NOTE 14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three and nine months ended March 31, 2017, and 2016, respectively:

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at January 1, 2017	$(55.1)	$1.5	$(7.3)	$(60.9)
Other comprehensive income/(loss) before reclassifications	—	0.3	—	0.3
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.1	0.1
Balances at March 31, 2017	$(55.1)	$1.8	$(7.2)	$(60.5)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at January 1, 2016	$(33.5)	$1.7	$(6.2)	$(38.0)
Other comprehensive income/(loss) before reclassifications	(9.4)	(0.4)	—	(9.8)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.1	0.1
Balances at March 31, 2016	$(42.9)	$1.3	$(6.1)	$(47.7)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2016	$(31.9)	$1.3	$(7.6)	$(38.2)
Other comprehensive income/(loss) before reclassifications	(23.2)	0.5	—	(22.7)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.4	0.4
Balances at March 31, 2017	$(55.1)	$1.8	$(7.2)	$(60.5)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2015	$(16.6)	$2.0	$(6.3)	$(20.9)
Other comprehensive income/(loss) before reclassifications	(26.3)	(0.7)	—	(27.0)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.2	0.2
Balances at March 31, 2016	$(42.9)	$1.3	$(6.1)	$(47.7)
The following table summarizes the reclassifications out of accumulated other comprehensive income/(loss):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in millions)
Pension and Post-retirement liabilities:
Amortization of loss reclassified into Selling, general and administrative expenses	$0.2	$0.1	$0.7	$0.4
Tax income	(0.1)	(0.1)	(0.3)	(0.2)
Amortization of loss, net of tax	$0.1	$0.1	$0.4	$0.2
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
Segment results:

	Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in millions)
Investor Communication Solutions	$826.4	$515.4	$2,259.3	$1,416.8
Global Technology and Operations	202.7	191.3	592.3	548.3
Foreign currency exchange	(20.1)	(17.8)	(54.8)	(42.6)
Total	$1,008.9	$688.8	$2,796.8	$1,922.5

	Earnings (Loss) before Income Taxes
	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in millions)
Investor Communication Solutions	$73.9	$67.1	$125.0	$147.1
Global Technology and Operations	44.3	40.2	128.9	100.0
Other	(14.4)	(14.8)	(58.0)	(44.3)
Foreign currency exchange	2.5	0.9	7.6	3.6
Total	$106.3	$93.4	$203.5	$206.4

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

In March 2017, Broadridge acquired Message Automation Limited (“MAL”). MAL is a specialist provider of post-trade control solutions for sell-side and buy-side firms. The Company previously owned 25% of MAL, and purchased the remaining 75%. The fair value of the Company’s 25% pre-existing investment in MAL was determined to be $9.6 million, which resulted in a non-cash, nontaxable gain on investment of $9.3 million (“MAL investment gain”).
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
The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2016 in the 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2016.
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
Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and nine months ended March 31, 2017 compared to the three and nine months ended March 31, 2016. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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

Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the nine months ended March 31, 2017, mutual fund proxy fee revenues were 18% lower compared to the nine months ended March 31, 2016. During fiscal year 2016, mutual fund proxy fee revenues were 22% higher than the prior fiscal year while during fiscal year 2015, mutual fund proxy fee revenues were 2% lower than the prior fiscal year, respectively. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.

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
Closed Sales
Closed sales for the three months ended March 31, 2017, which includes contributions from NACC, were $47.6 million, an increase of $19.0 million, or 66%, compared to $28.6 million for the three months ended March 31, 2016.
Closed sales for the nine months ended March 31, 2017, which includes contributions from NACC, were $125.0 million, an increase of $30.7 million, or 33%, compared to $94.3 million for the nine months ended March 31, 2016.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended March 31, 2017 and 2016, and the dollar and percentage changes between periods:

	Three Months Ended March 31,
			Change
	2017	2016	$	%
	(in millions, except per share amounts)
Revenues	$1,008.9	$688.8	$320.1	46
Cost of revenues	773.7	486.5	287.3	59
Selling, general and administrative expenses	125.5	101.7	23.7	23
Total operating expenses	899.2	588.2	311.0	53

Operating income	109.7	100.6	9.1	9
Margin	10.9%	14.6%
Interest expense, net	10.8	6.5	4.3	66
Other non-operating (income) expenses, net	(7.4)	0.7	(8.1)	NM
Earnings before income taxes	106.3	93.4	12.9	14
Provision for income taxes	30.4	29.7	0.6	2
Effective tax rate	28.6%	31.8%
Net earnings	$75.9	$63.7	$12.2	19
Basic earnings per share	$0.64	$0.54	$0.10	19
Diluted earnings per share	$0.63	$0.52	$0.11	21

NM - Not meaningful
Nine Months Ended March 31, 2017 versus Nine Months Ended March 31, 2016
The table below presents Condensed Consolidated Statements of Earnings data for the nine months ended March 31, 2017 and 2016, and the dollar and percentage changes between periods:

	Nine Months Ended March 31,
			Change
	2017	2016	$	%
	(in millions, except per share amounts)
Revenues	$2,796.8	$1,922.5	$874.3	45
Cost of revenues	2,199.5	1,389.6	809.9	58
Selling, general and administrative expenses	362.8	303.0	59.8	20
Total operating expenses	2,562.3	1,692.6	869.7	51

Operating income	234.6	229.9	4.6	2
Margin	8.4%	12.0%
Interest expense, net	31.8	19.2	12.6	66
Other non-operating (income) expenses, net	(0.8)	4.4	(5.1)	118
Earnings before income taxes	203.5	206.4	(2.9)	(1)
Provision for income taxes	63.8	68.9	(5.2)	(7)
Effective tax rate	31.4%	33.4%
Net earnings	$139.7	$137.4	$2.3	2
Basic earnings per share	$1.18	$1.16	$0.02	2
Diluted earnings per share	$1.15	$1.13	$0.02	2

Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016
Revenues. Revenues for the three months ended March 31, 2017 were $1,008.9 million, an increase of $320.1 million, or 46%, compared to $688.8 million for the three months ended March 31, 2016. Revenues from acquisitions contributed $283.1 million of this total increase, with NACC revenues contributing $277.1 million. The $320.1 million increase was driven by an increase in distribution revenues of $172.4 million, or 85%, which includes $165.8 million of NACC distribution revenues, and an increase in recurring fee revenues of $137.5 million, or 30%. The higher recurring fee revenues of $137.5 million reflected: contributions from our recent acquisitions (26pts), primarily from the NACC acquisition and gains from Net New Business (5pts), partially offset by lower internal growth (-1pt). Event-driven revenues increased by $12.5 million, or 26%. Fluctuations in foreign currency exchange rates negatively impacted total revenues by $2.3 million.
Total operating expenses. Total operating expenses for the three months ended March 31, 2017 were $899.2 million, an increase of $311.0 million, or 53%, compared to $588.2 million for the three months ended March 31, 2016.
Cost of revenues for the three months ended March 31, 2017 were $773.7 million, an increase of $287.3 million, or 59%, compared to $486.5 million for the three months ended March 31, 2016. The increase was primarily attributable to acquisitions. Fluctuations in foreign currency exchange rates decreased cost of revenues by $1.7 million.
Selling, general and administrative expenses for the three months ended March 31, 2017 were $125.5 million, an increase of $23.7 million, or 23%, compared to $101.7 million for the three months ended March 31, 2016. The increase was primarily attributable to acquisitions.
Operating income. Operating income for the three months ended March 31, 2017 was $109.7 million, an increase of $9.1 million, or 9%, compared to $100.6 million for the three months ended March 31, 2016. Operating income margins decreased to 10.9% for the three months ended March 31, 2017, compared to 14.6% for the three months ended March 31, 2016, primarily due to the acquisition of NACC.
Interest expense, net. Interest expense, net for the three months ended March 31, 2017 was $10.8 million, an increase of $4.3 million, or 66%, compared to $6.5 million for the three months ended March 31, 2016. The increase was due to an increase in interest expense of $4.3 million from higher Long-term borrowings.
Other non-operating (income)/expenses, net. Other non-operating income, net for the three months ended March 31, 2017 was $7.4 million, an increase of $8.1 million, compared to other non-operating expenses, net of $0.7 million for the three months ended March 31, 2016. The three months ended March 31, 2017 includes the $9.3 million MAL investment gain.
Earnings before income taxes. Earnings before income taxes for the three months ended March 31, 2017 were $106.3 million, an increase of $12.9 million, or 14%, compared to $93.4 million for the three months ended March 31, 2016.
Provision for income taxes. The Provision for income taxes and effective tax rates for the three months ended March 31, 2017 were $30.4 million and 28.6%, compared to $29.7 million and 31.8% for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 was impacted by the recognition of a non-cash, nontaxable $9.3 million MAL investment gain. Excluding that investment gain, the effective tax rate for the three months ended March 31, 2017 was 31.3%. In addition, the effective tax rate also declined as a result of a higher number of discrete items recognized relative to the prior period.
Net earnings and Basic and Diluted earnings per share. Net earnings for the three months ended March 31, 2017 were $75.9 million, an increase of $12.2 million, or 19%, compared to $63.7 million for the three months ended March 31, 2016. The increase in Net earnings primarily reflects higher Operating income and higher non-operating income, net as discussed above.
Basic and Diluted earnings per share for the three months ended March 31, 2017 were $0.64 and $0.63, respectively, compared to $0.54 and $0.52 for the three months ended March 31, 2016, respectively.
Nine Months Ended March 31, 2017 versus Nine Months Ended March 31, 2016
Revenues. Revenues for the nine months ended March 31, 2017 were $2,796.8 million, an increase of $874.3 million, or 45%, compared to $1,922.5 million for the nine months ended March 31, 2016. Revenues from acquisitions contributed $833.9 million of this total increase, with NACC revenues contributing $816.2 million. The $874.3 million increase was driven by an increase in distribution revenues of $502.7 million, or 87%, which includes $492.7 million of NACC distribution revenues, and an increase in recurring fee revenues of $399.0 million, or 32%. The higher recurring fee revenues of $399.0 million reflected:

contributions from our recent acquisitions (27pts), primarily from the NACC acquisition, and gains from Net New Business (4pts). Event-driven revenues decreased by $15.1 million, or (11%). Fluctuations in foreign currency exchange rates negatively impacted total revenues by $12.2 million.
Total operating expenses. Total operating expenses for the nine months ended March 31, 2017 were $2,562.3 million, an increase of $869.7 million, or 51%, compared to $1,692.6 million for the nine months ended March 31, 2016.
Cost of revenues for the nine months ended March 31, 2017 were $2,199.5 million, an increase of $809.9 million, or 58%, compared to $1,389.6 million for the nine months ended March 31, 2016. The increase was primarily attributable to acquisitions. Fluctuations in foreign currency exchange rates decreased cost of revenues by $10.5 million.
Selling, general and administrative expenses for the nine months ended March 31, 2017 were $362.8 million, an increase of $59.8 million, or 20%, compared to $303.0 million for the nine months ended March 31, 2016. The increase was primarily attributable to acquisitions.
Operating income. Operating income for the nine months ended March 31, 2017 was $234.6 million, an increase of $4.6 million, or 2%, compared to $229.9 million for the nine months ended March 31, 2016. Operating income margins decreased to 8.4% for the nine months ended March 31, 2017, compared to 12.0% for the nine months ended March 31, 2016, primarily due to the acquisition of NACC.
Interest expense, net. Interest expense, net for the nine months ended March 31, 2017 was $31.8 million, an increase of $12.6 million, or 66%, compared to $19.2 million for the nine months ended March 31, 2016. The increase was primarily due to an increase in interest expense of $12.2 million from higher Long-term borrowings.
Other non-operating (income)/expenses, net. Other non-operating income, net for the nine months ended March 31, 2017 was $0.8 million, an increase of $5.1 million, or 118%, compared to $4.4 million of Other non-operating expenses, net for the nine months ended March 31, 2016, primarily due to the $9.3 million MAL investment gain, partially offset by higher expense of $4.0 million related to fluctuations in foreign currency exchange rates.
Earnings before income taxes. Earnings before income taxes for the nine months ended March 31, 2017 were $203.5 million, a decrease of $2.9 million, or (1)%, compared to $206.4 million for the nine months ended March 31, 2016.
Provision for income taxes. The Provision for income taxes and effective tax rates for the nine months ended March 31, 2017 were $63.8 million and 31.4%, compared to $68.9 million and 33.4% for the nine months ended March 31, 2016. Similar to the decrease in the effective tax rate for the three month period, the effective tax rate for the nine months ended March 31, 2017 was impacted by the recognition of the non-cash, nontaxable $9.3 million MAL investment gain. Excluding that investment gain, the effective tax rate for the nine months ended March 31, 2017 was 32.9%. In addition, the effective tax rate also declined as a result of a higher number of discrete items recognized relative to the prior period.
Net earnings and Basic and Diluted earnings per share. Net earnings for the nine months ended March 31, 2017 were $139.7 million, an increase of $2.3 million, or 2%, compared to $137.4 million for the nine months ended March 31, 2016.
Basic and Diluted earnings per share for the nine months ended March 31, 2017 were $1.18 and $1.15, respectively, compared to $1.16 and $1.13 for the nine months ended March 31, 2016, respectively.
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

Revenues

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Investor Communication Solutions	$826.4	$515.4	$311.0	60	$2,259.3	$1,416.8	$842.5	59
Global Technology and Operations	202.7	191.3	11.4	6	592.3	548.3	44.0	8
Foreign currency exchange	(20.1)	(17.8)	(2.3)	13	(54.8)	(42.6)	(12.2)	29
Total	$1,008.9	$688.8	$320.1	46	$2,796.8	$1,922.5	$874.3	45

Earnings (Loss) Before Income Taxes

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Investor Communication Solutions	$73.9	$67.1	$6.8	10	$125.0	$147.1	$(22.1)	(15)
Global Technology and Operations	44.3	40.2	4.1	10	128.9	100.0	28.9	29
Other	(14.4)	(14.8)	0.4	(3)	(58.0)	(44.3)	(13.6)	31
Foreign currency exchange	2.5	0.9	1.6	178	7.6	3.6	4.0	111
Total	$106.3	$93.4	$12.9	14	$203.5	$206.4	$(2.9)	(1)
Investor Communication Solutions

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Recurring fee revenues	$389.4	$263.3	$126.1	48	$1,052.8	$697.8	$355.0	51
Event-driven fee revenues	60.9	48.5	12.5	26	128.2	143.3	(15.1)	(11)
Distribution revenues	376.0	203.7	172.4	85	1,078.3	575.7	502.7	87
Total	$826.4	$515.4	$311.0	60	$2,259.3	$1,416.8	$842.5	59
Revenues
Revenues. Investor Communication Solutions segment’s Revenues for the three months ended March 31, 2017 were $826.4 million, an increase of $311.0 million, or 60%, compared to $515.4 million for the three months ended March 31, 2016. Revenues from the NACC acquisition contributed $277.1 million of this total increase. The $311.0 million increase was driven by: (i) an increase in distribution revenues of $172.4 million, or 85%, (ii) higher recurring fee revenues contributed $126.1 million, or 48%, and (iii) higher event-driven fee revenues of $12.5 million, or 26%.
The higher recurring fee revenues of $126.1 million, or 48%, reflected: (i) contributions from the NACC acquisition (42 pts), (ii) Net New Business (6 pts) and (iii) flat internal growth. Higher event-driven fee revenues were the result of increased mutual fund proxy activity. Position growth compared to the same period in the prior year, which is a component of internal growth, was 5% for mutual fund interims and 6% for annual equity proxy communications. Revenue contribution from position growth was offset by lower activity in other products.
Investor Communication Solutions segment’s Revenues for the nine months ended March 31, 2017 were $2,259.3 million, an increase of $842.5 million, or 59%, compared to $1,416.8 million for the nine months ended March 31, 2016.

Revenues from the NACC acquisition contributed $816.2 million of this total increase. The $842.5 million increase was driven by: (i) an increase in distribution revenues of $502.7 million, or 87%, and (ii) higher recurring fee revenues contributed $355.0 million, or 51%, partially offset by (iii) lower event-driven fee revenues of $15.1 million, or (11%).
The higher recurring fee revenues of $355.0 million, or 51%, reflected: (i) contributions from our recent acquisitions (47 pts), including (46 pts) from the NACC acquisition, (ii) Net New Business (4 pts), and (iii) flat internal growth. Lower event-driven fee revenues were the result of decreased mutual fund proxy and corporate action activity. Position growth compared to the same period in the prior year, which is a component of internal growth, was 3% for mutual fund interims and 3% for annual equity proxy communications. Although these indicators were positive, the first nine months’ results are not necessarily indicative of our full-year results due to the seasonality of our business. Revenue contribution from position growth was offset by lower activity in other products.
Earnings before Income Taxes. Earnings before income taxes for the three months ended March 31, 2017 were $73.9 million, an increase of $6.8 million, or 10%, compared to $67.1 million for the three months ended March 31, 2016. The earnings increase was primarily due to higher recurring fee revenues, mostly from the acquisition of NACC, and higher event-driven fee revenues, which were partially offset by higher operating expenses. The increase in operating expenses includes higher amortization expenses, related to acquired intangibles and purchased intellectual property. Pre-tax margins decreased by 4.1 percentage points to 8.9%.
Earnings before income taxes for the nine months ended March 31, 2017 were $125.0 million, a decrease of $22.1 million, or 15%, compared to $147.1 million for the nine months ended March 31, 2016. The earnings decrease was primarily due to higher operating expenses, which includes higher amortization expenses related to acquired intangibles and purchased intellectual property, and lower event-driven fee revenues. Pre-tax margins decreased by 4.9 percentage points to 5.5%.
Global Technology and Operations
Revenues. Global Technology and Operations segment’s Revenues for the three months ended March 31, 2017 were $202.7 million, an increase of $11.4 million, or 6%, compared to $191.3 million for the three months ended March 31, 2016. The 6% increase was attributable to: (i) higher Net New Business (5 pts) and (ii) revenue from recent acquisitions (3 pts), partially offset by (iii) negative internal growth (-2 pts). Excluding the impact of the APTP re-contracting in the prior year period, internal growth was essentially flat.
Global Technology and Operations segment’s Revenues for the nine months ended March 31, 2017 were $592.3 million, an increase of $44.0 million, or 8%, compared to $548.3 million for the nine months ended March 31, 2016. The 8% increase was attributable to: (i) higher Net New Business (4 pts), (ii) revenue from recent acquisitions (3 pts) and (iii) internal growth from higher trade and non-trade activity levels partially offset by contract renewals (1 pt).
Earnings before Income Taxes. Earnings before income taxes for the three months ended March 31, 2017 were $44.3 million, an increase of $4.1 million, or 10%, compared to $40.2 million for the three months ended March 31, 2016. The earnings increase was primarily due to higher organic revenues and efficiency initiatives, partially offset by the impact of recent acquisitions. Pre-tax margins increased by 0.9 percentage points to 21.9%.
Earnings before income taxes for the nine months ended March 31, 2017 were $128.9 million, an increase of $28.9 million, or 29%, compared to $100.0 million for the nine months ended March 31, 2016. The earnings increase was primarily due to higher organic revenues and efficiency initiatives, partially offset by the impact of recent acquisitions. Pre-tax margins increased by 3.6 percentage points to 21.8%.
Other
Loss before Income Taxes. Loss before income taxes was $14.4 million for the three months ended March 31, 2017, a decrease of $0.4 million, compared to $14.8 million for the three months ended March 31, 2016. The decreased loss was primarily due to the $9.3 million MAL investment gain, partially offset by an increase in net interest expense of $4.3 million, increased foreign currency transaction losses of $1.0 million and a gain on the sale of an asset in the prior fiscal year.
Loss before income taxes was $58.0 million for the nine months ended March 31, 2017, an increase of $13.6 million, or 31%, compared to $44.3 million for the nine months ended March 31, 2016. The increased loss was primarily due to an increase in net interest expense of $12.6 million, increased foreign currency transaction losses of $4.0 million and a gain on sale of an asset in the prior fiscal year, partially offset by the $9.3 million MAL investment gain.

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

Adjusted Operating Income, Adjusted Net Earnings and Adjusted Earnings Per Share

These Non-GAAP measures reflect Operating income, Operating income margin, Net earnings, and Diluted earnings per share, as adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items that management believes are not indicative of our ongoing operating performance. These adjusted measures exclude the impact of Amortization of Acquired Intangibles and Purchased Intellectual Property, Acquisition and Integration Costs and the MAL investment gain. Amortization of Acquired Intangibles and Purchased Intellectual Property represents non-cash expenses associated with the Company's acquisition activities. Acquisition and Integration Costs represent certain transaction and integration costs associated with the Company’s acquisition activities.

We exclude Amortization of Acquired Intangibles and Purchased Intellectual Property, Acquisition and Integration Costs and the MAL investment gain from these measures because excluding such information provides us with an understanding of the results from the primary operations of our business and these items do not reflect ordinary operations or earnings. Management believes these measures may be useful to an investor in evaluating the underlying operating performance of our business.

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

Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in millions)
Operating income (GAAP)	$109.7	$100.6	$234.6	$229.9
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	19.7	7.8	52.8	24.0
Acquisition and Integration Costs	4.2	1.3	12.0	4.0
Adjusted Operating income (Non-GAAP)	$133.6	$109.8	$299.4	$257.9

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in millions)
Net earnings (GAAP)	$75.9	$63.7	$139.7	$137.4
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	19.7	7.8	52.8	24.0
Acquisition and Integration Costs	4.2	1.3	12.0	4.0
MAL investment gain (a)	(9.3)	—	(9.3)	—
Tax impact of adjustments	(7.2)	(2.8)	(21.3)	(9.4)
Adjusted Net earnings (Non-GAAP)	$83.3	$70.0	$174.0	$156.1
(a) Represents a non-cash, nontaxable gain on investment.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Diluted earnings per share (GAAP)	$0.63	$0.52	$1.15	$1.13
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.16	0.06	0.44	0.20
Acquisition and Integration Costs	0.03	0.01	0.10	0.03
MAL investment gain	(0.08)	—	(0.08)	—
Tax impact of adjustments	(0.06)	(0.02)	(0.18)	(0.08)
Adjusted earnings per share (Non-GAAP)	$0.69	$0.58	$1.43	$1.28

	Nine Months Ended March 31,
	2017	2016
	(in millions)
Net cash flows provided by operating activities (GAAP)	$162.1	$161.1

Capital expenditures and Software purchases and capitalized internal use software	(69.4)	(56.1)
Free cash flow (Non-GAAP)	$92.6	$105.0

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents consisted of the following:

	March 31, 2017	June 30, 2016
	(in millions)
Cash and cash equivalents:
Domestic cash	$100.3	$497.3
Cash held by foreign subsidiaries	116.4	174.3
Cash held by regulated entities	52.7	56.1
Total cash and cash equivalents	$269.5	$727.7
At March 31, 2017, Cash and cash equivalents were $269.5 million and Total stockholders’ equity was $942.3 million. At March 31, 2017, net working capital was $232.3 million, compared to $596.2 million at June 30, 2016. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowing capacity to be sufficient to cover cash needs for working capital, capital expenditures, acquisitions, dividends and common stock repurchases.
As of March 31, 2017, $116.4 million of the $269.5 million of cash and cash equivalents were held by our foreign subsidiaries, and $52.7 million of cash and cash equivalents were held by regulated entities. We expect existing domestic cash, cash equivalents, and cash flows from operations together with borrowing capacity to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, cash flows from operations and borrowing capacity to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our current plans do not demonstrate a need to repatriate them to fund our U.S. operations, as we consider these funds to be permanently reinvested outside the U.S.
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Par value at March 31, 2017	Carrying value at March 31, 2017	Carrying value at June 30, 2016 (a)	Unused Available Capacity	Fair Value at March 31, 2017
			(in millions)
Current portion of long-term debt
Fiscal 2007 Senior Notes	June 2017	$125.0	$125.0	$124.8	$—	$125.8
		$125.0	$125.0	$124.8	$—	$125.8

Long-term debt, excluding current portion
Fiscal 2017 Revolving Credit Facility	February 2022	$—	$250.0	$—	$750.0	$250.0
Fiscal 2014 Senior Notes	September 2020	400.0	397.7	397.2	—	418.1
Fiscal 2016 Senior Notes	June 2026	500.0	493.9	493.5	—	489.3
		$900.0	$1,141.6	$890.7	$750.0	$1,157.3

Total debt		$1,025.0	$1,266.6	$1,015.5	$750.0	$1,283.1
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
In February 2017, the Company entered into a $1.0 billion five-year revolving credit facility (the “Fiscal 2017 Revolving Credit Facility”), which is comprised of a $900.0 million U.S. dollar tranche and an $100.0 million multicurrency tranche, which replaced the $750.0 million five-year revolving credit facility entered into in August 2014 (the “Fiscal 2015 Revolving Credit Facility”) (together the “Revolving Credit Facilities”). Borrowings under the Fiscal 2017 Revolving Credit Facility bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2017 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility. The annual facility fees for the Revolving Credit Facilities totaled $0.3 million and $0.8 million for the three and nine months ended March 31, 2017, respectively. As of March 31, 2017, the Company had $250.0 million outstanding borrowings and had unused available capacity of $750.0 million under the Fiscal 2017 Revolving Credit Facility. The facility is scheduled to expire in February 2022.
At March 31, 2017, the carrying value of the Company’s outstanding Long-term debt was $1,266.6 million, consisting of: (i) borrowings on the Fiscal 2017 Revolving Credit Facility of $250.0 million, (ii) senior notes of $125.0 million ($125.0 million principal amount with less than $0.1 million of unamortized bond discount and unamortized debt issuance costs, cumulatively) due June 2017, (iii) senior notes of $397.7 million ($400.0 million principal amount less $0.3 million of unamortized bond discount and $2.0 million of unamortized debt issuance costs) due September 2020 and (iv) senior notes of $493.9 million ($500.0 million principal amount less $1.9 million of unamortized bond discount and $4.1 million of unamortized debt issuance costs) due June 2026. The Fiscal 2015 Revolving Credit Facility and the senior notes are senior unsecured obligations of the Company and are ranked equally in right of payment. Interest on the senior notes due 2017 is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 6.125%. Interest on the senior notes due 2020 is payable semiannually on March 1st and September 1st each year based on a fixed per annum rate equal to 3.95%. Interest on the senior notes due 2026 is payable semiannually on June 27th and December 27th each year based on a fixed per annum rate equal to 3.40%.
Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain covenants.
Cash Flows

	Nine Months Ended March 31,
			Change
	2017	2016	$
	(in millions)
Net cash flows provided by operating activities	$162.1	$161.1	$0.9
Net cash flows used in investing activities	$(613.0)	$(78.2)	$(534.8)
Net cash flows used in financing activities	$(4.9)	$(38.9)	$34.0

Free cash flow:
Net cash flows provided by operating activities (GAAP)	$162.1	$161.1	$0.9
Capital expenditures and Software purchases and capitalized internal use software	(69.4)	(56.1)	(13.3)
Free cash flow (Non-GAAP)	$92.6	$105.0	$(12.4)

The increase in cash provided by operating activities of $0.9 million in the nine months ended March 31, 2017, as compared to the nine months ended March 31, 2016, was due to: (i) an increase in net earnings of $2.3 million, (ii) increased cash used in working capital of $13.5 million, and (iii) increased cash used in long-term assets and liabilities of $16.9 million driven by client implementations and prepaid broker fees, partially offset by (iv) increased non-cash expense add-backs of $29.1 million.

The decrease in Free cash flow of $12.4 million in the nine months ended March 31, 2017, as compared to the nine months ended March 31, 2016, was driven by increased capital expenditures and software purchases and capitalized internal use software of $13.3 million.
The increase in cash used in investing activities of $534.8 million in the nine months ended March 31, 2017, as compared to the nine months ended March 31, 2016, reflects increased investments of $432.7 million in acquisitions and $90.0 million in purchased intellectual property.
The increase in cash provided by financing activities of $34.0 million in the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016 reflects cash provided by: (i) an increase in net proceeds from borrowings of $120.0 million, (ii) a $24.5 million increase in the proceeds from stock options, and (iii) a $17.9 million increase in excess tax benefits from the exercise and vesting of stock-based compensation awards, partially offset by cash used: (i) a $115.6 million increase in the purchase of common stock and (ii) a $10.6 million increase in dividends paid.
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
Income Taxes
The provision for income taxes for the three and nine months ended March 31, 2017 were $30.4 million, and $63.8 million, compared to $29.7 million, and $68.9 million for the three and nine months ended March 31, 2016, respectively.

The effective tax rate for the three months ended March 31, 2017 and 2016 was 28.6% and 31.8%, respectively. The effective tax rate for the three months ended March 31, 2017 was impacted by the recognition of the non-cash, nontaxable $9.3 million MAL investment gain. Excluding that investment gain, the effective tax rate for the three months ended March 31, 2017 was 31.3%. Relative to the prior period, the effective tax rate also declined as a result of a higher number of discrete items recognized in the quarter ended March 31, 2017.

The effective tax rate for the nine months ended March 31, 2017 and 2016 was 31.4% and 33.4%, respectively. Similar to the decrease in the effective tax rate for the three month period, the effective tax rate for the nine months ended March 31, 2017 was impacted by the recognition of the non-cash, nontaxable $9.3 million MAL investment gain. Excluding that investment gain, the effective tax rate for the nine months ended March 31, 2017 was 32.9%. Relative to the prior period, the effective tax rate also declined as a result of a higher number of discrete items recognized in the quarter ended March 31, 2017.
Contractual Obligations
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at March 31, 2017 are $408.2 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the

Company’s business process outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at March 31, 2017 are $26.8 million through fiscal year 2024, the final year of the contract.

The Company expects to pay $40.0 million to an affiliate of Inveshare by September 2018 upon delivery of certain blockchain technology applications.

The Company contributed $4.5 million to an equity method investment during the nine months ended March 31, 2017, and has no remaining commitment to fund this investment at March 31, 2017.

Other Commercial Agreements
At March 31, 2017, the Company had $250.0 million of outstanding borrowings and unused available capacity of $750.0 million under the Fiscal 2017 Revolving Credit Facility.
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at March 31, 2017.
Off-balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at March 31, 2017 or at June 30, 2016. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.
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
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The President and Chief Executive Officer, and the Chief Financial Officer, concluded that our disclosure controls and procedures as of March 31, 2017 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our third fiscal quarter ended March 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans
January 1, 2017 - January 31, 2017	—	$—	—	6,760,688
February 1, 2017 - February 28, 2017	913,644	68.41	913,644	5,847,044
March 1, 2017 - March 31, 2017	699,091	70.02	699,091	5,147,953
Total	1,612,735	$69.11	1,612,735
_____________
(1) During the fiscal quarter ended March 31, 2017, no shares were purchased from employees to pay taxes related to the vesting of restricted stock units.
(2) During the fiscal quarter ended March 31, 2017, the Company repurchased 1,612,735 shares of common stock at an average price per share of $69.11.
At March 31, 2017, the Company had 5,147,953 shares available for repurchase under its share repurchase program. The share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

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

10.2	Amendment to the Broadridge Financial Solutions, Inc. Supplemental Executive Retirement Plan, effective February 2, 2017.

10.3	Amendment to the Broadridge Financial Solutions, Inc. Supplemental Officers Retirement Plan, effective February 2, 2017.

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and nine months ended March 31, 2017 and 2016, (ii) condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2017 and 2016, (iii) condensed consolidated balance sheets as of March 31, 2017 and June 30, 2016, (iv) condensed consolidated statements of cash flows for the nine months ended March 31, 2017 and 2016, and (v) the notes to the condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: May 10, 2017	By:	/s/ James M. Young
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

10.2	Amendment to the Broadridge Financial Solutions, Inc. Supplemental Executive Retirement Plan, effective February 2, 2017.

10.3	Amendment to the Broadridge Financial Solutions, Inc. Supplemental Officers Retirement Plan, effective February 2, 2017.

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and nine months ended March 31, 2017 and 2016, (ii) condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2017 and 2016, (iii) condensed consolidated balance sheets as of March 31, 2017 and June 30, 2016, (iv) condensed consolidated statements of cash flows for the nine months ended March 31, 2017 and 2016, and (v) the notes to the condensed consolidated financial statements.