Form 10-K
period 2017-06-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2017-08-10
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2017
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
Large Accelerated Filer  ☒     Accelerated Filer  ☐     Non-Accelerated Filer  ☐     Smaller Reporting Company  ☐
Emerging Growth Company  ☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value, as of December 31, 2016, of common stock held by non-affiliates of the registrant was approximately $7,774,721,987.
As of July 31, 2017, there were 116,475,417 shares of the registrant’s common stock outstanding (excluding 37,985,710 shares held in treasury), par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of June 30, 2017 are incorporated by reference into Part III.

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
Overview
Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation, is a global fintech leader providing investor communications and technology-driven solutions to banks, broker-dealers, mutual funds and corporate issuers. Our services include investor and customer communications, securities processing, and data and analytics solutions. In short, we provide the infrastructure that helps the financial services industry operate. With over 50 years of experience, including 10 years as an independent public company, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities. We deliver a broad range of solutions that help our clients better serve their retail and institutional customers across the entire investment lifecycle, including pre-trade, trade, and post-trade processing functionality.
Our businesses operate in two reportable segments: Investor Communication Solutions and Global Technology and Operations. We serve a large and diverse client base across four client groups: capital markets, asset management, wealth management and corporations.
For capital markets firms, we help our clients lower costs and improve the effectiveness of their trade and account processing operations with support for middle- and back-office operations, administration, finance, and risk and compliance. For asset management firms, we support cross-asset, multi-currency investing across a range of brokers and executing venues from a single technology and operating solution. For wealth management firms, we provide advisors with tools to create a better investor experience, while also delivering a more streamlined, efficient, and effective process. We help corporations manage every aspect of their shareholder communications—from registered and beneficial proxy processing, to annual meeting support and transfer agency services. Our customer communication solutions help companies transform their essential communications such as bills and statements into engaging, personalized experiences.

Investor Communication Solutions

We offer Bank/Broker-Dealer Investor Communication Solutions, Customer Communication Solutions, Corporate Issuer Solutions, Advisor Solutions and Mutual Fund and Retirement Solutions through this segment. A large portion of our Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. In fiscal year 2017, we processed approximately 80% of the outstanding shares in the United States (“U.S.”) in the performance of our proxy services. ProxyEdge®, our innovative electronic proxy delivery and voting solution for institutional investors and financial advisors, helps ensure the voting participation of the largest stockholders of many companies. In addition, we provide corporations with registered proxy services as well as registrar, stock transfer and record-keeping services. We also provide the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help our clients meet their regulatory compliance needs.

We provide customer communication solutions to companies in the financial services, healthcare, insurance, consumer finance, telecommunications, utilities, retail banking and other service industries. The Broadridge Communications CloudSM, launched in 2016, provides multi-channel communications delivery, communications management, information management and control and administration capabilities that enable and enhance our clients’ communications with their customers. We process and distribute our clients’ essential communications including transactional (e.g., bills and statements), regulatory (e.g., explanations of benefits, notices, and trade confirmations) and marketing (e.g., direct mail) communications through print and digital channels. In fiscal year 2017, we processed over 5 billion investor and customer communications.

Our advisor solutions enable firms, financial advisors, wealth managers, and insurance agents to better engage with customers through cloud-based marketing and customer communication tools. Our marketing ecosystem integrates data, content and technology to drive new client acquisition and cross-sell opportunities through the creation of sales and educational content, including seminars and a library of financial planning topics as well as customizable advisor websites, search engine marketing and electronic and print newsletters. Our advisor solutions also help advisors optimize their practice management through customer and account data aggregation and reporting. We currently support over 150,000 professionals at more than 250 financial firms with our advisor solutions.

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

Global Technology and Operations

We are the leading middle- and back-office securities processing platform for North American and global broker-dealers. We offer a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, reference data, reconciliations and accounting. Our services help financial institutions and investment managers efficiently and cost-effectively consolidate their books and records, gather and service assets under management and manage risk, thereby enabling them to focus on their core business activities. Provided on a software as a service (“SaaS”) basis, our platform is a global market solution, clearing and settling in over 80 countries. Our multi-currency solutions support real-time global trading of equity, fixed income, mutual fund, foreign exchange, and exchange traded derivative securities in established and emerging markets. We process on average over $5 trillion in equity and fixed income trades per day of U.S. and Canadian securities.

We also provide business process outsourcing services known as our Managed Services solution. These services support the operations of our clients’ businesses including their securities clearing, record-keeping, and custody-related functions. Our clients execute and clear their securities transactions and engage us to perform a number of related administrative back-office functions, such as record-keeping and reconciliations. In this capacity, we are not the broker-dealer of record.
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
We began offering our proxy services in 1989. The proxy services business, which started what has become our Investor Communication Solutions business, leveraged the information processing systems and infrastructure of our Global Technology and Operations business. Our proxy services offering attracted 31 major clients in its first year of operations. In 1992, we acquired The Independent Election Corporation of America which further increased our proxy services capabilities. By 1999, we were handling over 90% of the investor communication distributions for securities held of record by banks and broker-dealers in the U.S. — from proxy statements to annual reports. During the 1990s, we expanded our proxy services business to serve security owners of Canadian and United Kingdom issuers and we began offering a complete outsourced solution for international proxies.
In 1994, we began offering ProxyEdge, our innovative electronic proxy delivery and voting solution for institutional investors that helps ensure the participation of the largest stockholders of many companies. In 1998, having previously provided print and distribution services as an accommodation to our securities processing and proxy clients, we decided to focus on account statement and reporting services. In 2001, we developed and released an electronic document distribution and archiving solution of all investor communications. In 2010, we entered the transfer agency business through an acquisition of a provider of registrar, stock transfer and record-keeping services.
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

In fiscal year 2010, we acquired City Networks Ltd, a leading software and services provider of reconciliation, multi-asset process automation and operational risk management solutions to the global financial services industry. In fiscal year 2012, the Company acquired Paladyne Systems, Inc., now known as Broadridge Investment Management Solutions, a provider of buy-side technology solutions for the global investment management industry. Both of these businesses are part of our Global Technology and Operations segment.
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

In fiscal year 2017, the Investor Communication Solutions segment acquired one business and completed one asset acquisition, and we acquired two businesses in the Global Technology and Operations segment.

In July 2016, Broadridge acquired the North American Customer Communications (“NACC”) business of DST Systems, Inc. NACC is a leading provider of customer communication services including print and digital communication solutions, content management, postal optimization, and fulfillment. The NACC business is part of our customer communications business and is known as Broadridge Customer Communications.

In September 2016, Broadridge acquired intellectual property assets from Inveshare, Inc. (“Inveshare”) and concurrently entered into a development agreement with an affiliate of Inveshare to use these assets to develop blockchain technology applications for Broadridge’s proxy business. Broadridge also granted Inveshare a perpetual license to the acquired technology assets.

In November 2016, Broadridge acquired M&O Systems, Inc. (“M&O”). M&O is a provider of SaaS-based compensation management and related solutions for broker-dealers and registered investment advisors, and is now known as Broadridge Advisor Compensation Solutions.

In March 2017, Broadridge acquired Message Automation Limited (“MAL”). MAL is a specialist provider of post-trade control solutions for sell-side and buy-side firms. The Company previously owned 25% of MAL through its acquisition of City Networks Ltd in fiscal year 2010, and purchased the remaining 75% of the company.
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
The Investor Communications Solutions segment’s revenues represented approximately 83%, 77%, and 75% of our total Revenues in fiscal years 2017, 2016, and 2015, respectively. These services include the following:
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

We believe that blockchain distributed ledger technology has the potential to transform everything from proxies to stock exchanges to the trading of foreign currencies and commodities. Blockchain activity has dramatically increased in the financial services industry, with most market participants acknowledging the technology’s transformative potential and testing its feasibility, while also acknowledging the significant amount of technological and business complexity required to adapt existing infrastructure to leverage blockchain’s benefits. Recognizing this market context, as part of our blockchain strategy we are focusing on our proxy services, while we also explore the benefits blockchain can bring to the clients of our other services. To help execute this strategy, in addition to our internal development efforts, we have invested in start-up companies, acquired the technology assets of Inveshare, and have been co-innovating with our clients and other market participants.

Customer Communication Solutions. We provide multi-channel customer communication solutions to companies in the financial services, healthcare, insurance, consumer finance, telecommunications, utilities, retail banking and other service industries. The Broadridge Communications Cloud, launched in 2016, provides for the delivery of essential communications including transactional (e.g., bills and statements), regulatory (e.g., explanations of benefits, notices, and trade confirmations) and marketing (e.g., direct mail) communications across print and digital channels from one platform. The Communications Cloud enables our clients to leverage data, analytics and workflow tools to create personalized digital and print communications. The Communications Cloud’s advanced reporting and archive capabilities provide companies with insight into customer behavior to help our clients enhance future communications with their customers. In July 2016, we acquired the NACC business of DST Systems, Inc. NACC is a leading provider of customer communication services, including print and digital communication solutions, content management, postal optimization, and fulfillment. The NACC business is part of our customer communications business and is known as Broadridge Customer Communications.
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

To further complement our Shareholder Data Services, we introduced an Enhanced Packaging service for annual meeting materials in 2015. Enhanced Packaging offers windowed envelope options enabling issuers to engage their shareholders before they even open the envelope through call-to-action messaging, product highlights or simply showcasing the annual report. Higher shareholder engagement through Enhanced Packaging creates opportunity for issuers to improve proxy voting participation as well as increase brand loyalty.

Advisor Solutions. We deliver business critical data, technology products and marketing services to financial advisors. We have created a suite of solutions through the acquisition and combination of four businesses - Forefield, Emerald, Investigo and Direxxis - to form a single business unit, Broadridge Advisor Solutions. These solutions enable firms, financial advisors, wealth managers, and insurance agents to better engage with customers through cloud-based marketing and customer communication tools. Our marketing ecosystem integrates data, content and technology to drive new client acquisition and cross-sell opportunities through the creation of sales and educational content, including seminars and a library of financial planning topics as well as customizable advisor websites, search engine marketing and electronic and print newsletters. Our advisor solutions also help advisors optimize their practice management through customer and account data aggregation and reporting.

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
We expanded our offerings to provide asset managers with investment accounting solutions in fiscal year 2016 with the acquisition of QED. QED complements the front- and back-office solutions that we provide to the global asset management community including; portfolio management, data and analytics, revenue and expense management, trade processing and shareholder communication solutions.
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

Our Broadridge Investment Management Solutions business provides buy-side technology solutions for the global investment management industry. Broadridge Investment Management Solutions provides front-, middle-, and back-office solutions such as order management, data warehousing, reporting, reference data management, risk management and portfolio accounting to hedge funds, family offices, investment managers and the providers that service this space (prime brokers, hedge fund administrators and custodians). The client base for these services includes start-up or emerging managers through some of the largest global hedge fund complexes and global administrators. We have integrated our business process outsourcing expertise with Broadridge Investment Management Solutions to offer a set of managed services to the buy-side of the industry. The Broadridge Investment Management Solutions business has enhanced the asset classes we service and expanded our global footprint and market coverage.

In fiscal year 2015, we acquired TwoFour Systems, now known as Broadridge FX and Liquidity Solutions, a provider of real-time foreign exchange solutions for banks and broker-dealers, to address the rising demand for advanced foreign exchange and cash management technology among financial institutions.

In fiscal year 2016, we acquired 4sight Financial, a global provider of securities financing and collateral management systems to financial institutions. 4sight Financial is part of our Broadridge Securities Financing and Collateral Management solutions, helping our clients optimize financing decisions across different asset categories, automate the securities financing lifecycle and control risk.

In fiscal year 2017, we acquired M&O, now known as Broadridge Advisor Compensation Solutions, a provider of SaaS-based compensation management and related solutions for broker-dealers and registered investment advisors, and MAL, a provider of post-trade governance, risk and compliance control solutions for sell-side and buy-side firms.
The Global Technology and Operations segment’s revenues represented approximately 19%, 25%, and 26% of our total Revenues in fiscal years 2017, 2016, and 2015, respectively. These services include the following:
North American Securities Processing Solutions. We provide a set of sophisticated, multi-currency systems that support real-time processing of securities transactions in North American equities, options, fixed income securities, and mutual funds. Brokerage Processing Services (“BPS”) is our core multi-currency back-office processing system that supports real-time processing of primarily equity and option transactions in the U.S. markets. BPS handles everything from order management to clearance, settlement and custody, and assists our clients in meeting their regulatory reporting and other back-office requirements. BPS is provided on a SaaS basis. We also offer a version of BPS for processing Canadian securities. In addition to our BPS offering, we provide specialized transaction processing tools and services for small to mid-market financial firms in Canada.
We also provide the most comprehensive fixed income transaction processing capabilities to support clearance, settlement, custody, P&L reporting and regulatory reporting for domestic and foreign fixed income instruments. Our solution includes extensive support for mortgage-backed securities and other structured products. It is a multi-currency, multi-entity solution that provides real-time position and balance information, in addition to detailed accounting, financing, collateral management, and repurchase agreement (repo) functionality. The solution offers real-time straight through processing capabilities, enterprise-wide integration and a robust technology infrastructure-all focused on supporting firms specializing in the fixed-income marketplace. These transaction processing services are complemented with front- and middle-office solutions for wealth management tools, reconciliations, securities lending, reference data management, and enterprise workflow management.
International Securities Processing Solutions. We provide advanced real-time, multi-currency post-trade processing solutions to support the processing of a broad range of equity, fixed income, foreign exchange and exchange traded derivative securities for global financial institutions. We primarily offer these services on a SaaS basis and support clearance and settlement activities in over 80 countries with direct connectivity solutions in the major markets. These transaction processing services are complemented by our middle-office solutions for reconciliations, securities lending, reference data management and enterprise workflow management. Our solutions can be deployed as a complete post-trade service as well as components within the architecture of financial institutions.
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
Managed Services Solution. We also provide business process outsourcing services known as our Managed Services solution. These services support the operations of our clients’ businesses including their securities clearing, record-keeping, and custody-related functions. Our clients execute and clear their securities transactions and engage us to perform a number of related administrative back-office functions, such as record-keeping and reconciliations. In this capacity, we are not the broker-dealer of record.
Broadridge’s Integrated Solutions
Our core systems for processing equity, option, and mutual fund transactions in the U.S. markets can also be combined with our specialized systems for processing fixed income and international securities transactions. These specialized securities processing services can be fully integrated with our Managed Services solution. In addition, our clients can integrate our securities processing and Managed Services solution with our other services including: (i) the processing of trade confirmations and account statements, delivered in paper or digitally; (ii) equity and mutual fund prospectus processing; (iii) data archival and reporting solutions; (iv) automated workflow tools that help our clients streamline their securities processing and operations activities; and (v) a full suite of wealth management products including data aggregation tools, end-customer websites, broker desktop, financial planning and modeling tools, performance reporting and portfolio accounting.
Clients
We serve a large and diverse client base across four client groups: capital markets, asset management, wealth management and corporations. Our clients in the financial services industry include retail and institutional brokerage firms, global banks, mutual funds, asset managers, insurance companies, annuity companies, institutional investors, specialty trading firms, clearing firms, third party administrators, hedge funds, and financial advisors. Our corporate clients are typically publicly held companies. In addition to financial services firms, our customer communications business services other corporate clients in the healthcare, insurance, consumer finance, telecommunications, utilities, retail and other service industries with their essential communications.
In fiscal year 2017, we:

•	processed approximately 80% of the outstanding shares in the U.S. in the performance of our proxy services;

•	processed over 5 billion investor and customer communications through print and digital channels;

•	processed on average over $5 trillion in equity and fixed income trades per day of U.S. and Canadian securities; and

•	provided fixed income trade processing services to 18 of the 23 primary dealers of fixed income securities in the U.S.
In fiscal year 2017, we derived approximately 20% of our consolidated revenues from five clients. Our largest single client accounted for approximately 6% of our consolidated revenues.
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

Intellectual Property. We own a portfolio of more than 110 U.S. and non-U.S. patent and patent applications. We also own registered marks for our trade name and own or have applied for trademark registrations for many of our services and products. We regard our products and services as proprietary and utilize internal security practices and confidentiality restrictions in contracts with employees, clients, and others for protection. We believe that we are the owner or in some cases, the licensee, of all intellectual property and other proprietary rights necessary to conduct our business.

Cybersecurity

Our information security program is designed to meet the needs of our clients who entrust us with their sensitive information. Our program includes encryption, data masking technology, data loss prevention technology, authentication technology, entitlement management, access control, anti-malware software, and transmission of data over private networks, among other systems and procedures designed to protect against unauthorized access to information, including by cyber-attacks. In addition, we conduct regular security awareness training as well as testing for our employees.

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
Our business process outsourcing and mutual fund processing services are performed by a broker-dealer, Broadridge Business Process Outsourcing, LLC (“BBPO”). BBPO is registered with the SEC, is a member of FINRA and is required to participate in the Securities Investor Protection Corporation (“SIPC”). Although BBPO’s FINRA membership agreement allows it to engage in clearing, and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. BBPO is subject to regulations concerning many aspects of its business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of its business or disqualification of its directors, officers or employees. Recently, there has been increased regulatory scrutiny of the securities industry including the outsourcing by firms of their operations or functions. This oversight could result in the future enactment of more restrictive laws or rules with respect to business process outsourcing. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”), which requires BBPO to maintain a minimum net capital amount. At June 30, 2017, BBPO was in compliance with this capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires that BBPO maintain a minimum net capital amount. At June 30, 2017, BBPO was in compliance with this capital requirement.
In addition, Matrix Trust Company, a subsidiary of Matrix (“Matrix Trust Company”), is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At June 30, 2017, Matrix Trust Company was in compliance with its capital requirements.

Our transfer agency business, Broadridge Corporate Issuer Solutions, is subject to certain SEC rules and regulations, including annual reporting, examination, internal controls, proper security and disposal of shareholder information and obligations relating to its operations. Our transfer agency business has been formally approved by the NYSE to act as a transfer agent or registrar for issuers of NYSE listed securities and as a result, it is subject to certain NYSE requirements concerning operational standards. Furthermore, it is also subject to U.S. Internal Revenue Service (the “IRS”) regulations, as well as certain provisions of the Gramm-Leach-Bliley Act and the Federal Trade Commission’s regulations with respect to maintenance of information security safeguards. In addition, state laws govern certain services performed by our transfer agency business.

Privacy and Information Security Regulations

The processing and transfer of personal information is required to provide certain of our services. Data privacy laws and regulations in the U.S. and foreign countries apply to the access, collection, transfer, use, storage, and destruction of personal information. In the U.S., our financial institution clients are required to comply with privacy regulations imposed under the Gramm-Leach-Bliley Act, in addition to other regulations. As a processor of personal information in our role as a provider of services to financial institutions, we are required to comply with privacy regulations and are bound by similar limitations on disclosure of the information received from our clients as apply to the financial institutions themselves. We also perform services for healthcare companies and are, therefore, subject to compliance with laws and regulations regarding healthcare information, including in the U.S., the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). We also perform credit-related services and agree to comply with payment card standards, including the Payment Card Industry Data Security Standard (“PCIDSS”). In addition, federal and state privacy and information security laws, and consumer protection laws, which apply to businesses that collect or process personal information, also apply to our businesses.

Privacy laws and regulations may require notification to affected individuals, federal and state regulators, and consumer reporting agencies in the event of a security breach that results in unauthorized access to, or disclosure of, certain personal information. Privacy laws outside the U.S. may be more restrictive and may require different compliance requirements than U.S. laws and regulations, and may impose additional duties on us in the performance of our services.

There has been increased public attention regarding the use of personal information and data transfer, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop and the changing nature of privacy laws in the U.S., the European Union and elsewhere could impact our processing of personal information of our employees and on behalf of our clients. The European Union adopted a comprehensive general data privacy regulation (the “GDPR”) in May 2016 that will replace the current EU Data Protection Directive and related country-specific legislation. The GDPR will become fully effective in May 2018. We are analyzing the GDPR to determine its potential effects on our business practices, and are awaiting additional anticipated guidance from European Union regulators. While we believe that Broadridge is compliant with its regulatory responsibilities, information security threats continue to evolve resulting in increased risk and exposure. In addition, legislation, regulation, litigation, court rulings, or other events could expose Broadridge to increased costs, liability, and possible damage to our reputation.

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

Employees
At June 30, 2017, we had over 10,000 employees. None of our employees are subject to collective bargaining agreements governing their employment with our company. We believe that our employee relations are good.
Segment and Geographic Area Financial Information
You can find financial information regarding our reportable segments and our geographic areas in Note 18, “Financial Data By Segment” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K.
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

In fiscal year 2017, we derived approximately 20% of our consolidated revenues from our five largest clients and approximately 58% of the revenues of our Global Technology and Operations segment from the 15 largest clients in that segment. Our largest single client accounted for approximately 6% of our consolidated revenues. While these clients generally work with multiple business segments, the loss of business from any of these clients due to merger or consolidation, financial difficulties or bankruptcy, or the termination or non-renewal of contracts would have a material adverse effect on our revenues and results of operations. Also, in the event a client experiences financial difficulties or bankruptcy resulting in a reduction in their demand for our services or loss of the client’s business, in addition to losing the revenue from that client, the Company would be required to write-off any investments made by the Company in connection with that client, including costs incurred to set up or convert a client’s systems to function with our technology. Such costs for all clients represented approximately 5% of the Company’s total assets as of June 30, 2017.

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

In certain circumstances, third party vendors such as our data center services provider may have access to personal information. It is also possible that a third party vendor could intentionally or inadvertently disclose personal information, and we require our third party vendors to have appropriate security controls if they have access to the personal information of our clients’ customers. However, despite those safeguards, it is possible that unauthorized individuals could improperly access our systems or those of our vendors, or improperly obtain or disclose the personal information that we or our vendors process or handle.

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

Any security breach resulting in the unauthorized use or disclosure of certain personal information could put individuals at risk of identity theft and financial or other harm and result in costs to the Company in investigation, remediation, legal defense and in liability to parties who are financially harmed. We may incur significant costs to protect against the threat of information security breaches or to respond to or alleviate problems caused by such breaches. For example, laws may require notification to regulators, clients or employees and enlisting credit monitoring or identity theft protection in the event of a privacy breach. A cybersecurity attack could also be directed at our systems and result in interruptions in our operations or delivery of services to our clients and their customers. Furthermore, a material security breach could cause us to lose revenues, lose clients or cause damage to our reputation.

Changes in laws or regulations to which our clients are subject could adversely affect our ability to conduct our business or may reduce our profitability.

We provide technology solutions to financial services firms that are generally subject to extensive regulation in the U.S. and in other jurisdictions. As a provider of services to financial institutions and issuers of securities, our services are provided in a manner designed to assist our clients in complying with the laws and regulations to which they are subject. Therefore, our services, including our proxy processing and customer communications services, are particularly sensitive to changes in laws and regulations governing the financial services industry and the securities markets. In addition, we perform services for clients in the healthcare, insurance and telecommunications industries, which are also highly regulated.

Changes in laws and regulations may impact our clients in a way that could adversely affect us. For example, new regulations governing our clients could result in significant expenditures that could cause them to reduce their use of our services, seek to renegotiate existing agreements, or cease or curtail their operations, all of which could adversely impact our business. Also, changes in regulations could change the quantity or format of, or eliminate the need for, certain types of communications. Further, an adverse regulatory action that changes a client’s business or adversely affects its financial condition, could decrease their ability to purchase, or their demand for, our products and services. The loss of business from our larger clients could have a material adverse effect on our revenues and results of operations.
Changes in laws or regulations to which we are subject may adversely affect our ability to conduct our business or may reduce our profitability.
The legislative and regulatory environment of the financial services industry is continuously changing. The SEC, FINRA, various stock exchanges, and other U.S. and foreign governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations. These legislative and regulatory initiatives may adversely affect the way in which we conduct our business and may make our business less profitable. Also, changes in the interpretation or enforcement of existing laws and regulations by those entities may adversely affect our business.
As a provider of technology services to financial institutions, certain aspects of our U.S. operations are subject to regulatory oversight and examination by the FFIEC. Periodic examinations by the FFIEC generally include areas such as data privacy, disaster recovery, information security, and third party vendor management to identify potential risks related to our services that could adversely affect our banking and financial services clients. A sufficiently unfavorable review from the FFIEC could have a material adverse effect on our business.
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

We rely on the United States Postal Service (“USPS”) and other third party carriers to deliver communications and changes in our relationships with these carriers or an increase in postal rates or shipping costs may adversely impact demand for our products and services and could have an adverse impact on our business and results of operations.

We rely upon the USPS and third party carriers, including FedEx and UPS, for timely delivery of communications on behalf of our clients. As a result, we are subject to carrier disruptions due to factors that are beyond our control, including employee strikes, inclement weather and increased fuel costs.  Any failure to deliver communications to our clients in a timely and accurate manner may damage our reputation and brand and could cause us to lose clients. In addition, the USPS has incurred significant financial losses in recent years and may, as a result, implement significant changes to the breadth or frequency of its mail delivery. If our relationship with any of these third party carriers is terminated or impaired, or if any of these third parties are unable to distribute communications, we would be required to use alternative, and possibly more expensive, carriers to complete our distributions on behalf of our clients. We may be unable to engage alternative carriers on a timely basis or on acceptable terms, if at all, which could have an adverse effect on our business. In addition, future increases in postal rates or shipping costs, as well as changes in customer preferences, may result in decreased demand for our traditional printed and mailed communications resulting in an adverse effect on our business, financial condition and results of operations.

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
We frequently engage in, and expect to continue to engage in, business acquisitions. The acquisition and integration of businesses involve a number of risks. The core risks are in the areas of:

•
valuation: finding suitable businesses to acquire at affordable valuations or on other acceptable terms; competition for acquisitions from other potential acquirors, and negotiating a fair price for the business based on inherently limited due diligence reviews;

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
We operate our business from 58 facilities. We own a 20,000 square foot facility in Mount Laurel, New Jersey, where we perform certain product development functions. We lease three facilities in Edgewood, New York, with a combined space of 643,065 square feet which are used in connection with our Investor Communication Solutions business. We lease space at 54 additional locations, subject to customary lease arrangements, including a facility in Lake Success, New York, that serves as our corporate headquarters. Our leases expire on a staggered basis. We believe our facilities are currently adequate for their intended purposes and are adequately maintained.

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
Our common stock began trading “regular way” on the NYSE under the symbol “BR” on April 2, 2007. There were 11,729 stockholders of record of the Company’s common stock as of July 31, 2017. This figure excludes the beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low closing prices of the Company’s common stock on the NYSE as well as the cash dividends per share of common stock declared during the fiscal quarters indicated:

Common Stock Market Price	High	Low	Dividends Declared
Fiscal Year 2017
First Quarter	$71.41	$65.37	$0.33
Second Quarter	67.92	60.56	0.33
Third Quarter	70.60	65.74	0.33
Fourth Quarter	77.65	66.66	0.33
Fiscal Year 2016
First Quarter	$57.13	$50.61	$0.30
Second Quarter	59.90	52.57	0.30
Third Quarter	59.31	49.64	0.30
Fourth Quarter	65.36	58.52	0.30
Dividend Policy
We expect to pay cash dividends on our common stock. On August 9, 2017, our Board of Directors increased our quarterly cash dividend by $0.035 per share to $0.365 per share, an increase in our expected annual dividend amount from $1.32 to $1.46 per share. However, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
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
Performance Graph
The following graph compares the cumulative total return on Broadridge common stock from June 30, 2012 to June 30, 2017, with the comparable cumulative return of the: (i) S&P 500 Index, (ii) S&P 400 MidCap Index, and (iii) S&P 400 Information Technology Index. The graph assumes $100 was invested on June 30, 2012 in our common stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock.
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

	June 30, 2012	June 30, 2013	June 30, 2014	June 30, 2015	June 30, 2016	June 30, 2017
Broadridge Financial Solutions. Inc. Common Stock Value	$100.00	$128.68	$206.28	$253.49	$337.62	$398.79
S&P 500 Index Value	$100.00	$120.58	$150.24	$161.38	$167.81	$197.83
S&P 400 MidCap Index Value	$100.00	$125.10	$156.63	$166.62	$168.83	$200.16
S&P 400 Information Technology Index Value	$100.00	$113.61	$141.62	$157.37	$152.53	$201.09
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our fourth fiscal quarter ended June 30, 2017:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2017 – April 30, 2017	310,517	(1)	$67.89	—	5,147,953
May 1, 2017 – May 31, 2017	831,250		73.40	831,250	4,316,703
June 1, 2017 – June 30, 2017	631,467		76.20	631,467	3,685,236
Total	1,773,234		$73.43	1,462,717

(1)	Represents shares purchased from employees to pay taxes related to the vesting of restricted stock units.

(2)
During the fiscal quarter ended June 30, 2017, the Company repurchased 1,462,717 shares of common stock at an average price per share of $74.61 under its share repurchase program. At June 30, 2017, there were 3,685,236 shares remaining available for repurchase under its share repurchase program. The share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

In addition, on August 2, 2017, the Company's Board of Directors authorized the repurchase of up to an additional 6.3 million shares of Broadridge common stock. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors. With this authorization, the Company currently has approximately 10.0 million shares available for repurchase under its share repurchase program.

ITEM 6.	Selected Financial Data
The following selected financial data is derived from our Consolidated Financial Statements and should be read in conjunction with our Consolidated Financial Statements, the accompanying Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

	Years Ended June 30,
	2017	2016	2015	2014	2013
	(in millions, except for per share amounts)
Statements of Earnings Data
Revenues	$4,142.6	$2,897.0	$2,694.2	$2,558.0	$2,430.8
Operating income	531.6	500.3	466.9	418.2	337.1
Earnings before income taxes	488.1	468.9	438.9	395.5	323.2
Net earnings	326.8	307.5	287.1	263.0	212.1
Basic earnings per share (a)	$2.77	$2.60	$2.39	$2.20	$1.74
Diluted earnings per share (a)	$2.70	$2.53	$2.32	$2.12	$1.69
Basic Weighted-average shares outstanding	118.0	118.3	119.9	119.6	121.9
Diluted Weighted-average shares outstanding	120.8	121.6	124.0	124.1	125.4
Cash dividends declared per common share	$1.32	$1.20	$1.08	$0.84	$0.72

	June 30,
	2017	2016	2015	2014	2013
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$271.1	$727.7	$324.1	$347.6	$266.0
Total current assets	989.6	1,289.1	861.4	880.6	807.0
Property, plant and equipment, net	198.1	112.2	97.3	88.3	80.9
Total assets (b)	3,149.8	2,872.7	2,364.8	2,188.0	2,017.7
Total current liabilities (b)	744.9	692.9	508.9	484.4	469.5
Long-term debt, excluding current portion (b)	1,102.1	890.7	686.0	520.1	524.0
Total liabilities (b)	2,146.0	1,827.3	1,437.0	1,226.3	1,201.7
Total stockholders’ equity	1,003.8	1,045.5	927.8	961.7	816.0

(a)
The computation of basic earnings per share is based on the Company’s Net earnings divided by the Basic Weighted-average shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and restricted stock units have vested.

(b)
Effective in the first quarter of fiscal year 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company has applied this guidance on a retrospective basis and accordingly, the Consolidated Balance Sheets as of June 30, 2016, 2015, 2014 and 2013, respectively, have been updated to reflect this new classification.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion summarizes the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal years ended June 30, 2017, 2016, and 2015 and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words such as “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results, performance or achievements may differ materially from the results discussed in this Item 7 because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” and “Risk Factors” included in Item 1 of this Annual Report on Form 10-K.
DESCRIPTION OF THE COMPANY AND BUSINESS SEGMENTS
Broadridge, a Delaware corporation, is a global fintech leader providing investor communications and technology-driven solutions to banks, broker-dealers, mutual funds and corporate issuers. Our services include investor and customer communications, securities processing, and data and analytics solutions. In short, we provide the infrastructure that helps the financial services industry operate. With over 50 years of experience, including 10 years as an independent public company, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities. We deliver a broad range of solutions that help our clients better serve their retail and institutional customers across the entire investment lifecycle, including pre-trade, trade, and post-trade processing functionality.
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

We provide customer communication solutions to companies in the financial services, healthcare, insurance, consumer finance, telecommunications, utilities, retail banking and other service industries. The Broadridge Communications Cloud, launched in 2016, provides multi-channel communications delivery, communications management, information management and control and administration capabilities that enable and enhance our clients’ communications with their customers. We process and distribute our clients’ essential communications including transactional (e.g., bills and statements), regulatory (e.g., explanations of benefits, notices, and trade confirmations) and marketing (e.g., direct mail) communications through print and digital channels.

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
Global Technology and Operations
Our Global Technology and Operations business offers a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, reference data, reconciliations and accounting. Our services help financial institutions and investment managers efficiently and cost-effectively consolidate their books and records, gather and service assets under management, and manage risk, thereby enabling them to focus on their core business activities. Our multi-currency solutions support real-time global trading of equity, fixed income, mutual fund, foreign exchange and exchange traded derivative securities in established and emerging markets. In addition, our Managed Services solution supports the operations of our clients’ businesses including their securities clearing, record-keeping, and custody-related functions.
ACQUISITIONS
Assets acquired and liabilities assumed in business combinations are recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition date based upon the estimated fair values at such date. The results of operations of the business acquired by the Company are included in the Company’s Consolidated Statements of Earnings since the respective date of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed is allocated to Goodwill.
Fiscal Year 2017 Acquisitions:

BUSINESS COMBINATIONS
NACC

In July 2016, the Company’s Investor Communication Solutions segment acquired the net assets of the North American Customer Communications (“NACC”) business of DST Systems, Inc., a leading provider of customer communication services including print and digital communication solutions, content management, postal optimization, and fulfillment. The NACC business is part of our customer communications business and is known as Broadridge Customer Communications. The aggregate purchase price was $410.0 million in cash, or $406.2 million net of cash acquired and other closing adjustments.

M&O
In November 2016, the Company’s Global Technology and Operations segment acquired M&O Systems, Inc. (“M&O”). M&O is a provider of SaaS-based compensation management and related solutions for broker-dealers and registered investment advisors, and is now known as Broadridge Advisor Compensation Solutions. The aggregate purchase price was $24.9 million in cash, consisting of $22.4 million of cash payments net of cash acquired as well as a $2.5 million note payable to the sellers that will be settled in the future.

MAL
In March 2017, the Company’s Global Technology and Operations segment acquired Message Automation Limited (“MAL”), which is a specialist provider of post-trade control solutions for sell-side and buy-side firms. The Company previously owned 25% of MAL through its acquisition of City Networks Ltd in fiscal year 2010, and purchased the remaining 75% of the company for an aggregate purchase price of $24.8 million in cash, consisting of $20.1 million of cash payments net of cash acquired, a $3.2 million note payable to the sellers that will be settled in the future, and a contingent consideration liability with an acquisition date fair value of $1.4 million. The fair value of the Company’s 25% pre-existing investment in MAL was determined to be $9.6 million, implied by the aggregate purchase price of the remaining 75% purchased, which resulted in a non-cash, nontaxable gain on investment of $9.3 million (“MAL investment gain”), included as part of Other non-operating (income) expenses, net.

ASSET ACQUISITION

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
4sight Financial
In June 2016, the Company’s Global Technology and Operations segment acquired 4sight Financial, a global provider of securities financing and collateral management systems to financial institutions. The aggregate purchase price was $39.6 million, consisting of $36.0 million of cash payments, as well as a contingent consideration liability with an acquisition date fair value of $3.6 million.
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
In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Management continually evaluates the accounting policies and estimates used to prepare the Consolidated Financial Statements. The estimates, by their nature, are based on judgment, available information, and historical experience and are believed to be reasonable. However, actual amounts and results could differ from those estimates made by management. In management’s opinion, the Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. The results of operations reported for the periods presented are not necessarily indicative of the results of operations for subsequent periods.
Effective in the first quarter of fiscal year 2017, we have revised our presentation in the Consolidated Statements of Earnings to separately present Interest expense, net. Previously, Interest expense, net, was reported as part of Non-operating expenses, net, and was not separately presented in the Consolidated Statements of Earnings. All prior period information has been conformed to the current period presentation. See Note 4, “Interest Expense, Net,” to our Consolidated Financial Statements under Item 8 of Part II of this Annual report on Form 10-K for details of the Company’s Interest expense, net, Note 5, “Other Non-Operating (Income) Expenses, Net,” to our Consolidated Financial Statements under Item 8 of Part II of this Annual report on Form 10-K for details of the Company’s Other non-operating (income) expenses, net, and Note 19, “Quarterly Financial Results (Unaudited),” to our Consolidated Financial Statements under Item 8 of Part II of this Annual report on Form 10-K for details of our Operating income.
Effective in the first quarter of fiscal year 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company has applied this guidance on a retrospective basis and accordingly, the Consolidated Balance Sheet under Item 8 of Part II of this Annual report on Form 10-K as of June 30, 2016 has been updated to reflect this new classification, which resulted in a decrease in Other non-current assets of $7.1 million, a decrease in Long-term debt, excluding current portion of $7.0 million and a decrease of $0.1 million in Current portion of long-term debt at June 30, 2016.
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
Goodwill. We review the carrying value of all our goodwill by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate a possible impairment. When determining fair value of a reporting unit, we utilize the income approach which considers future cash flows using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the particular reporting unit’s weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows, the weighted-average cost of capital and the terminal value growth rate assumptions. The weighted-average cost of capital takes into account the relative weight of each component of our consolidated capital structure (equity and long-term debt). Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-range planning process. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. We had $1,159.3 million of goodwill as of June 30, 2017. Given the significance of our goodwill, an adverse change to the fair value of one of our reporting units could result in an impairment charge, which could be material to our earnings.
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
Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). The Company is subject to regular examination of its income tax returns by the U.S. federal, state and foreign tax authorities. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements. The Company has estimated foreign net operating loss carryforwards of approximately $14.8 million as of June 30, 2017 of which $1.3 million expires in 2018 through 2027 and of which $13.5 million has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $26.4 million, which expire in 2018 through 2030.
Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $9.3 million and $9.8 million at June 30, 2017 and 2016, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income requires significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.
Share-based Payments. Accounting for stock-based compensation requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock options issued by using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Determining these assumptions are subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock options. A hypothetical change of five percentage points applied to the volatility assumption used to determine the fair value of the fiscal year 2017 stock option grants would result in approximately a $1.6 million change in total pre-tax stock-based compensation expense for the fiscal year 2017 grants, which would be amortized over the vesting period. A hypothetical change of one year in the expected life assumption used to determine the fair value of the fiscal year 2017 stock option grants would result in approximately a $0.5 million change in the total pre-tax stock-based compensation expense for the fiscal year 2017 grants, which would be amortized over the vesting period. A hypothetical change of one percentage point in the forfeiture rate assumption used for the fiscal year 2017 stock option grants would result in approximately a $0.1 million change in the total pre-tax stock-based compensation expense for the fiscal year 2017 grants, which would be amortized over the vesting period. A hypothetical one-half percentage point change in the dividend yield assumption used to determine the fair value of the fiscal year 2017 stock option grants would result in approximately a $0.7 million change in the total pre-tax stock-based compensation expense for the fiscal year 2017 grants, which would be amortized over the vesting period.
RESULTS OF OPERATIONS
The following discussions of Analysis of Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the fiscal year ended June 30, 2017 compared to the fiscal year ended June 30, 2016, and the fiscal year ended June 30, 2016 compared to the fiscal year ended June 30, 2015. The Analysis of Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Consolidated Statements of Earnings.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. During fiscal year 2017, mutual fund proxy fee revenues were 19% higher than the prior fiscal year while during fiscal years 2016 and 2015, mutual fund proxy revenues were 22% higher and 2% lower than the prior fiscal year, respectively. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
Closed sales is not a measure of financial performance under GAAP, and should not be considered in isolation or as a substitute for revenue or other income statement data prepared in accordance with GAAP. Closed sales is a useful metric for investors in understanding how management measures and evaluates our ongoing operational performance.
The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. For fiscal years prior to fiscal year 2017, we tracked actual revenues achieved during the first year that the client contract was fully implemented and compared this to the previously reported Closed sales amount, this process was used to calibrate metrics used in incentive compensation and will be used to estimate future allowance adjustments. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment.

Beginning in the fiscal year ended June 30, 2017, we have reported Closed sales net of a 3.5% allowance adjustment, in lieu of our previous practice of adjusting for actual performance in subsequent periods. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. The allowance adjustment was determined by reviewing the reported Closed sales amounts for the prior five fiscal years based on estimated revenues at signing and comparing those amounts to the revenues achieved one year after the clients went live on the services. Cumulatively during the five years from fiscal year 2012 through fiscal year 2016, we reported Closed sales of $689.3 million based on estimates at signing, while revenues achieved one year after go-live were $665.2 million, resulting in revaluation losses of $24.1 million or a realized loss experience of 3.5%. We will assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years data referenced earlier as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
For the fiscal years ended June 30, 2017, 2016 and 2015, Closed sales, which includes contributions from NACC in fiscal year 2017, were $188.5 million, $150.9 million and $146.4 million, respectively. The fiscal year ended June 30, 2017 is net of an allowance adjustment of $6.8 million.
ANALYSIS OF CONSOLIDATED STATEMENTS OF EARNINGS
Fiscal Year 2017 Compared to Fiscal Year 2016
The table below presents Consolidated Statements of Earnings data for the fiscal years ended June 30, 2017 and 2016, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2017	2016	Change
			($)	(%)
	(in millions, except for per share amounts)
Revenues	$4,142.6	$2,897.0	$1,245.5	43
Cost of revenues	3,109.6	1,975.9	1,133.7	57
Selling, general and administrative expenses	501.4	420.9	80.5	19
Total operating expenses	3,611.0	2,396.8	1,214.2	51

Operating income	531.6	500.3	31.3	6
Margin	12.8%	17.3%		(4.5)	pts
Interest expense, net	42.7	25.7	16.9	66
Other non-operating (income) expenses, net	0.8	5.6	(4.9)	(86)
Earnings before income taxes	488.1	468.9	19.2	4
Provision for income taxes	161.4	161.4	(0.1)	—
Effective tax rate	33.1%	34.4%		(1.3)	pts
Net earnings	$326.8	$307.5	$19.3	6
Basic earnings per share	$2.77	$2.60	$0.17	7
Diluted earnings per share	$2.70	$2.53	$0.17	7
Revenues. Revenues for the fiscal year ended June 30, 2017 were $4,142.6 million, an increase of $1,245.5 million, or 43%, compared to $2,897.0 million for the fiscal year ended June 30, 2016. Revenues from acquisitions contributed $1,092.1 million of this total increase, with NACC revenues contributing $1,067.1 million. The $1,245.5 million increase was driven by an increase in distribution revenues of $690.2 million, or 80%, which includes $642.9 million of NACC distribution revenues, and an increase in recurring fee revenues of $555.9 million, or 29%. The higher recurring fee revenues of $555.9 million reflected: contributions from our recent acquisitions (24 pts), including $424.2 million from the NACC acquisition, gains from Net New Business (4 pts) and internal growth (2 pts). Event-driven revenues increased by $19.5 million, or 10%. Fluctuations in foreign currency exchange rates negatively impacted total revenues by $20.1 million.
Total operating expenses. Total operating expenses for the fiscal year ended June 30, 2017 were $3,611.0 million, an increase of $1,214.2 million, or 51%, compared to $2,396.8 million for the fiscal year ended June 30, 2016.

Cost of revenues for the fiscal year ended June 30, 2017 were $3,109.6 million, an increase of $1,133.7 million, or 57%, compared to $1,975.9 million for the fiscal year ended June 30, 2016. The increase was primarily attributable to acquisitions. Fluctuations in foreign currency exchange rates decreased cost of revenues by $16.6 million.
Selling, general and administrative expenses for the fiscal year ended June 30, 2017 were $501.4 million, an increase of $80.5 million, or 19%, compared to $420.9 million for the fiscal year ended June 30, 2016. The increase was primarily due to acquisitions.
Operating income. Operating income for the fiscal year ended June 30, 2017 was $531.6 million, an increase of $31.3 million, or 6%, compared to $500.3 million for the fiscal year ended June 30, 2016. Operating income margins decreased to 12.8% for the fiscal year ended June 30, 2017, compared to 17.3% for the fiscal year ended June 30, 2016, primarily due to the acquisition of NACC.
Interest expense, net. Interest expense, net for the fiscal year ended June 30, 2017 was $42.7 million, an increase of $16.9 million, or 66%, compared to $25.7 million for the fiscal year ended June 30, 2016. The increase was primarily due to an increase in interest expense of $16.3 million from higher Long-term borrowings.
Other non-operating (income) expenses, net. Other non-operating expenses, net for the fiscal year ended June 30, 2017 were $0.8 million, a decrease of $4.9 million, or 86%, compared to $5.6 million of Other non-operating expenses, net for the fiscal year ended June 30, 2016, primarily due to the $9.3 million MAL investment gain, partially offset by higher expense of $4.3 million related to fluctuations in foreign currency exchange rates.
Earnings before income taxes. Earnings before income taxes for the fiscal year ended June 30, 2017 were $488.1 million, an increase of $19.2 million, or 4%, compared to $468.9 million for the fiscal year ended June 30, 2016.
Provision for income taxes. The Provision for income taxes and effective tax rates for the fiscal year ended June 30, 2017 were $161.4 million and 33.1%, compared to $161.4 million and 34.4%, for the fiscal year ended June 30, 2016, respectively. The effective tax for the fiscal year ended June 30, 2017 was impacted by the recognition of the non-cash, nontaxable $9.3 million MAL investment gain. Excluding that investment gain, the effective tax rate for the fiscal year ended June 30, 2017 was 33.7%. In addition to the tax benefit from the MAL investment gain, the effective tax rate also declined as a result of a $2.2 million increase in the current year accrual for the Section 199 domestic production activities deduction relating to prior tax years. The effective tax rate was also positively impacted by approximately 20 basis points due to a more favorable mix of geographical income.
Net earnings and Basic and Diluted earnings per share. Net earnings for the fiscal year ended June 30, 2017 were $326.8 million, an increase of $19.3 million, or 6%, compared to $307.5 million for the fiscal year ended June 30, 2016.
Basic and Diluted earnings per share for the fiscal year ended June 30, 2017 were $2.77 and $2.70, respectively, compared to $2.60 and $2.53 for the fiscal year ended June 30, 2016, respectively.

Fiscal Year 2016 Compared to Fiscal Year 2015
The table below presents Consolidated Statements of Earnings data for the fiscal years ended June 30, 2016 and 2015, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2016	2015	Change
			($)	(%)
	(in millions, except for per share amounts)
Revenues	$2,897.0	$2,694.2	$202.8	8
Cost of revenues	1,975.9	1,828.2	147.7	8
Selling, general and administrative expenses	420.9	399.1	21.8	5
Total operating expenses	2,396.8	2,227.3	169.5	8

Operating income	500.3	466.9	33.4	7
Margin	17.3%	17.3%		—	pts
Interest expense, net	25.7	22.6	3.2	14
Other non-operating (income) expenses, net	5.6	5.4	0.2	4
Earnings before income taxes	468.9	438.9	30.0	7
Provision for income taxes	161.4	151.8	9.6	6
Effective tax rate	34.4%	34.6%		(0.2)	pts
Net earnings	$307.5	$287.1	$20.4	7
Basic earnings per share	$2.60	$2.39	$0.21	9
Diluted earnings per share	$2.53	$2.32	$0.21	9
Revenues. Revenues for the fiscal year ended June 30, 2016 were $2,897.0 million, an increase of $202.8 million, or 8%, compared to $2,694.2 million for the fiscal year ended June 30, 2015. The $202.8 million increase was driven by: (i) increased recurring fee revenues of $154.7 million or 9% increase; (ii) increased distribution revenues of $54.4 million or 7% increase; (iii) increased event-driven fee revenues of $26.6 million or 15% increase, partially offset by (iv) fluctuations in foreign currency denominated revenues that negatively impacted revenues by $32.9 million. The higher recurring fee revenues of $154.7 million reflected gains from Net New Business (4 pts), contributions from acquisitions (3 pts) and internal growth (1 pt). The higher distribution revenues of $54.4 million include $19.3 million from acquisitions.
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
Selling, general and administrative expenses for the fiscal year ended June 30, 2016 were $420.9 million, an increase of $21.8 million, or 5%, compared to $399.1 million for the fiscal year ended June 30, 2015. The increase was primarily due to (i) higher costs related to acquisitions of $15.7 million; (ii) higher performance-based compensation expense of $6.8 million and (iii) higher selling and marketing expenses of $2.9 million as the Company continued to focus on increasing its sales capabilities, partially offset by (iv) lower professional services fees of $5.1 million.
Operating income. Operating income for the fiscal year ended June 30, 2016 was $500.3 million, an increase of $33.4 million, or 7%, compared to $466.9 million for the fiscal year ended June 30, 2015. The increase is due to higher revenues, partially offset by higher operating expenses including $6.5 million of increased amortization expense from acquired intangibles. Operating income margins was unchanged at 17.3% for the fiscal year ended June 30, 2016 and 2015, respectively.

Interest expense, net. Interest expense, net for the fiscal year ended June 30, 2016 was $25.7 million, an increase of $3.2 million, or 14%, compared to $22.6 million for the fiscal year ended June 30, 2015. The increase was primarily due to an increase in interest expense of $3.0 million from higher Long-term borrowings related to our revolving credit facility.
Other non-operating (income) expenses, net. Other non-operating expenses, net for the fiscal year ended June 30, 2016 were $5.6 million, an increase of $0.2 million, or 4%, compared to $5.4 million for the fiscal year ended June 30, 2015.
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
ANALYSIS OF REPORTABLE SEGMENTS
Broadridge has two reportable business segments: (1) Investor Communication Solutions and (2) Global Technology and Operations.
The primary component of “Other” are certain gains, losses, corporate overhead expenses and non-operating expenses that have not been allocated to the reportable segments, such as interest expense. Foreign currency exchange is a reconciling item between the actual foreign currency exchange rates and the constant foreign currency exchange rates used for internal management reporting.
Certain corporate expenses, as well as certain centrally managed expenses, are allocated based upon budgeted amounts in a reasonable manner. Because the Company compensates the management of its various businesses on, among other factors, segment profit, the Company may elect to record certain segment-related operating and non-operating expense items in Other rather than reflect such items in segment profit.
Revenues

	Years Ended June 30,			Change
				2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$	%	$	%
				($ in millions)
Investor Communication Solutions	$3,421.4	$2,220.4	$2,030.2	$1,201.0	54	$190.2	9
Global Technology and Operations	802.7	738.0	692.5	64.6	9	45.5	7
Other	—	—	—	—		—	—
Foreign currency exchange	(81.5)	(61.4)	(28.5)	(20.1)	33	(32.9)	115
Total	$4,142.6	$2,897.0	$2,694.2	$1,245.5	43	$202.8	8

Earnings (Loss) before Income Taxes

	Years Ended June 30,			Change
				2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$	%	$	%
				($ in millions)
Investor Communication Solutions	$421.0	$409.1	$381.4	$11.9	3	$27.7	7
Global Technology and Operations	169.6	135.4	120.3	34.2	25	15.1	13
Other	(110.5)	(79.0)	(73.5)	(31.5)	40	(5.5)	7
Foreign currency exchange	8.1	3.4	10.7	4.7	138	(7.3)	(68)
Total	$488.1	$468.9	$438.9	$19.2	4	$30.0	7
Investor Communication Solutions
Revenues

	Years Ended June 30,			Change
				2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$	%	$	%
				($ in millions)
Recurring fee revenues	$1,648.5	$1,157.3	$1,048.1	$491.2	42	$109.2	10
Event-driven revenues	218.9	199.4	172.8	19.5	10	26.6	15
Distribution revenues	1,554.0	863.7	809.3	690.2	80	54.4	7
Total	$3,421.4	$2,220.4	$2,030.2	$1,201.0	54	$190.2	9
Fiscal Year 2017 Compared to Fiscal Year 2016
Revenues. Investor Communication Solutions segment’s Revenues for the fiscal year ended June 30, 2017 were $3,421.4 million an increase of $1,201.0 million, or 54%, compared to $2,220.4 million for the fiscal year ended June 30, 2016. Revenues from the NACC acquisition contributed $1,067.1 million of this total increase. The increase was attributable to higher recurring fee revenues of $491.2 million, higher event-driven fee revenues of $19.5 million and higher distribution revenues of $690.2 million.
The higher recurring fee revenues of $491.2 million, or 42%, reflected: (i) contributions from the NACC acquisition (37 pts), (ii) Net New Business (4 pts), and (iii) internal growth (2 pts). Higher event-driven fee revenues were the result of increased mutual fund proxy and proxy contests. Position growth compared to the same period in the prior year, which is a component of internal growth, was 4% for mutual fund interims and 8% for annual equity proxy communications. Revenue contribution from position growth was offset by lower activity in other products.
Earnings before income taxes. Earnings before income taxes for the fiscal year ended June 30, 2017 were $421.0 million, an increase of $11.9 million, or 3%, compared to $409.1 million for the fiscal year ended June 30, 2016. The earnings increase was primarily due to higher revenues, partially offset by higher operating expenses, which includes higher amortization expenses related to acquired intangibles and purchased intellectual property as well as higher integration costs related to NACC. Pre-tax margins decreased by 6.1 percentage points to 12.3%.
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
Global Technology and Operations
Fiscal Year 2017 Compared to Fiscal Year 2016
Revenues. Global Technology and Operations segment’s Revenues for the fiscal year ended June 30, 2017 were $802.7 million, an increase of $64.6 million, or 9%, compared to $738.0 million for the fiscal year ended June 30, 2016. The 9% increase was attributable to: (i) higher Net New Business (5 pts), (ii) revenue from recent acquisitions (3 pts) and (iii) internal growth from higher trade and non-trade activity levels partially offset by contract renewals (1 pt).
Earnings before income taxes. Earnings before income taxes for the fiscal year ended June 30, 2017 were $169.6 million, an increase of $34.2 million, or 25%, compared to $135.4 million for the fiscal year ended June 30, 2016. The earnings increase was primarily due to higher organic revenues and efficiency initiatives, partially offset by the impact of recent acquisitions. Pre-tax margins increased by 2.8 percentage points from 18.3% to 21.1%.
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
Other
Fiscal Year 2017 Compared to Fiscal Year 2016
Revenues. There were no significant reportable Revenues in our Other segment for the periods presented.
Loss before income taxes. Loss before income taxes was $110.5 million for the fiscal year ended June 30, 2017, an increase of $31.5 million, or 40%, compared to $79.0 million for the fiscal year ended June 30, 2016. The increased loss was primarily due to an increase in net interest expense of $16.9 million, higher expense related to efficiency initiatives, increased foreign currency transaction losses of $4.3 million, a reduction in the fair value of our obligation under contingent acquisition consideration arrangements of $4.9 million in the prior year and a gain on sale of an asset in the prior fiscal year, partially offset by the $9.3 million MAL investment gain.
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

Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Years ended June 30,
	2017	2016	2015
	(in millions)
Operating income (GAAP)	$531.6	$500.3	$466.9
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	72.6	31.8	25.3
Acquisition and Integration Costs	19.1	5.0	5.0
Adjusted Operating income (Non-GAAP)	$623.3	$537.1	$497.2

	Years ended June 30,
	2017	2016	2015
	(in millions)
Net earnings (GAAP)	$326.8	$307.5	$287.1
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	72.6	31.8	25.3
Acquisition and Integration Costs	19.1	5.0	5.0
MAL investment gain (a)	(9.3)	—	—
Tax impact of adjustments	(30.9)	(12.7)	(10.5)
Adjusted Net earnings (Non-GAAP)	$378.3	$331.7	$306.9
(a) Represents a non-cash, nontaxable gain on investment.

	Years ended June 30,
	2017	2016	2015

Diluted earnings per share (GAAP)	$2.70	$2.53	$2.32
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.60	0.26	0.20
Acquisition and Integration Costs	0.16	0.04	0.04
MAL investment gain	(0.08)	—	—
Tax impact of adjustments	(0.26)	(0.10)	(0.08)
Adjusted earnings per share (Non-GAAP)	$3.13	$2.73	$2.47

	Years ended June 30,
	2017	2016	2015
	(in millions)
Net cash flows provided by operating activities (GAAP)	$515.9	$437.7	$431.4
Capital expenditures and Software purchases and capitalized internal use software	(113.7)	(75.5)	(66.0)
Free cash flow (Non-GAAP)	$402.2	$362.2	$365.4

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents consisted of the following:

	June 30,
	2017	2016
	(in millions)

Cash and cash equivalents:
Domestic cash	$86.8	$497.3
Cash held by foreign subsidiaries	126.2	174.3
Cash held by regulated entities	58.1	56.1
Total cash and cash equivalents	$271.1	$727.7
At June 30, 2017 and 2016, Cash and cash equivalents were $271.1 million and $727.7 million, respectively. Total stockholders’ equity was $1,003.8 million and $1,045.5 million at June 30, 2017 and 2016, respectively. At June 30, 2017, net working capital was $244.6 million, compared to $596.2 million at June 30, 2016. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowing capacity to be sufficient to cover cash needs for working capital, capital expenditures, acquisitions, dividends and common stock repurchases.

As of June 30, 2017, $126.2 million of the $271.1 million of Cash and cash equivalents was held by our foreign subsidiaries, and $58.1 million of Cash and cash equivalents was held by regulated entities. We expect existing domestic cash, cash equivalents, and cash flows from operations together with borrowing capacity to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, cash flows from operations and borrowing capacity to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our current plans do not demonstrate a need to repatriate them to fund our U.S. operations, as we consider these funds to be permanently reinvested outside the U.S.
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Par value at June 30, 2017	Carrying value at June 30, 2017	Carrying value at June 30, 2016 (a)	Unused Available Capacity	Fair Value at June 30, 2017
			(in millions)
Current portion of long-term debt
Fiscal 2007 Senior Notes	June 2017	$—	$—	$124.8	$—	$—
		$—	$—	$124.8	$—	$—

Long-term debt, excluding current portion
Fiscal 2017 Revolving Credit Facility	February 2022	$210.0	$210.0	$—	$790.0	$210.0
Fiscal 2014 Senior Notes	September 2020	400.0	397.9	397.2	—	419.1
Fiscal 2016 Senior Notes	June 2026	500.0	494.1	493.5	—	494.6
		$1,110.0	$1,102.1	$890.7	$790.0	$1,123.7

Total debt		$1,110.0	$1,102.1	$1,015.5	$790.0	$1,123.7
(a) On July 1, 2016, the Company adopted ASU 2015-03 on a retrospective basis and accordingly, the Consolidated Balance Sheet as of June 30, 2016 has been updated to reflect this new classification, which resulted in a decrease in Other non-current assets of $7.1 million, a decrease in Long-term debt, excluding current portion of $7.0 million and a decrease of $0.1 million in Current portion of long-term debt at June 30, 2016.
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2018	2019	2020	2021	2022	Thereafter	Total
(in millions)	$—	$—	$—	$400.0	$210.0	$500.0	$1,110.0
On February 6, 2017, the Company entered into a $1.0 billion five-year revolving credit facility (the “Fiscal 2017 Revolving Credit Facility”), which is comprised of a $900.0 million U.S. dollar tranche and an $100.0 million multicurrency tranche, and which replaced the $750.0 million five-year revolving credit facility entered into during August 2014 (the “Fiscal 2015 Revolving Credit Facility”) (together the “Revolving Credit Facilities”). Borrowings under the Fiscal 2017 Revolving Credit Facility bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2017 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, similar to the previous Fiscal 2015 Revolving Credit Facility. The annual facility fees for the Revolving Credit Facilities totaled $1.1 million for the fiscal year ended June 30, 2017. As of June 30, 2017, the Company had $210.0 million in outstanding borrowings and had unused available capacity of $790.0 million under the Fiscal 2017 Revolving Credit Facility. The facility is scheduled to expire in February 2022.
On June 1, 2017 the Company repaid in full the $125.0 million in Fiscal 2007 Senior Notes that were outstanding at their maturity date, using available cash.
At June 30, 2017, the carrying value of the Company’s outstanding Long-term debt was $1,102.1 million, consisting of: (i) borrowings on the Fiscal 2017 Revolving Credit Facility of $210.0 million, (ii) senior notes of $397.9 million ($400.0 million principal amount less $0.3 million of unamortized bond discount and $1.9 million of unamortized debt issuance costs) due September 2020 and (iii) senior notes of $494.1 million ($500.0 million principal amount less $1.9 million of unamortized bond discount and $4.0 million of unamortized debt issuance costs) due June 2026. The Fiscal 2017 Revolving Credit Facility and senior notes are senior unsecured obligations of the Company and are ranked equally in right of payment. Interest on the senior notes due September 2020 is payable semiannually on March 1st and September 1st each year based on a fixed per annum rate equal to 3.95%. Interest on the senior notes due June 2026 is payable semiannually on June 27th and December 27th each year based on a fixed per annum rate equal to 3.40%.
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
Cash Flows
Fiscal Year 2017 Compared to Fiscal Year 2016

	Years Ended June 30,
	2017	2016	$ Change
	(in millions)

Net cash flows provided by operating activities	$515.9	$437.7	$78.2

Net cash flows used in investing activities	$(659.3)	$(136.9)	$(522.4)

Net cash flows provided by (used in) financing activities	$(311.7)	$108.6	$(420.3)

Free cash flows:
Net cash flows provided by operating activities (GAAP)	$515.9	$437.7	$78.2
Capital expenditures and Software purchases and capitalized internal use software	(113.7)	(75.5)	(38.2)
Free cash flows (Non-GAAP)	$402.2	$362.2	$40.0
The increase in cash provided by operating activities of $78.2 million was due to: (i) an increase in net earnings of $19.3 million, (ii) increased cash provided by working capital of $31.3 million, and (iii) increased non-cash expense add-backs of $42.1 million, partially offset by (iv) increased cash used in long-term assets and liabilities of $14.5 million driven by client implementations and prepaid broker fees.

The increase in Free cash flow of $40.0 million was driven by an increase in Net cash flows provided by operating activities of $78.2 million partially offset by increased capital expenditures and software purchases and capitalized internal use software of $38.2 million.
The increase in cash used in investing activities of $522.4 million primarily reflects increased investments of $395.7 million in acquisitions and $90.0 million in purchased intellectual property.
The increase in cash used in financing activities of $420.3 million reflects: (i) a $223.0 million increase in the purchase of common stock, (ii) a $125.0 million repayment of short term borrowings, (iii) a $122.9 million decrease in net proceeds from borrowings in the current year compared to the prior fiscal year, and (iv) a $14.0 million increase in dividends paid, partially offset by cash provided by: (i) a $36.2 million increase in the proceeds from stock option exercises, and (ii) a $19.2 million increase in excess tax benefits from the exercise and vesting of stock-based compensation awards.

Fiscal Year 2016 Compared to Fiscal Year 2015

	Years Ended June 30,
	2016	2015	$ Change
	(in millions)

Net cash flows provided by operating activities	$437.7	$431.4	$6.3

Net cash flows used in investing activities	$(136.9)	$(276.4)	$139.5

Net cash flows provided by (used in) financing activities	$108.6	$(158.3)	$266.9

Free cash flows:
Net cash flows provided by operating activities (GAAP)	$437.7	$431.4	$6.3
Capital expenditures and Software purchases and capitalized internal use software	(75.5)	(66.0)	(9.5)
Free cash flows (Non-GAAP)	$362.2	$365.4	$(3.2)
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
Income Taxes
The Company, headquartered in the U.S., is routinely examined by the IRS and is also routinely examined by the tax authorities in the U.S. states and foreign countries in which it conducts business. The tax years under audit examination vary by tax jurisdiction. The Company regularly considers the likelihood of assessments in each of the jurisdictions resulting from examinations. To the extent the Company determines it has potential tax assessments in particular tax jurisdictions, the Company has established tax reserves which it believes are adequate in relation to the potential assessments. Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or the statute of limitations for the relevant taxing authority to examine the tax position has expired. The resolution of tax matters should not have a material effect on the financial condition of the Company or on the Company’s Consolidated Statements of Earnings for a particular future period.
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
The amounts charged to expense by the Company for these plans were:

	Years ended June 30,
	2017	2016	2015
	(in millions)
SORP	$3.6	$3.2	$2.7
SERP	0.7	0.6	0.6
Total	$4.3	$3.8	$3.3
The benefit obligation to the Company under these plans at June 30, 2017, 2016 and 2015 was:

	Years ended June 30,
	2017	2016	2015
	(in millions)
SORP	$35.4	$30.0	$25.3
SERP	4.3	3.6	2.7
Total	$39.7	$33.6	$28.0
Other Post-retirement Benefit Plan
The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The plan is currently unfunded.
The amounts charged to expense by the Company for this plan were:

	Years ended June 30,
	2017	2016	2015
	(in millions)
Executive Retiree Health Insurance Plan	$0.3	$0.3	$0.2
The benefit obligation to the Company under this plan at June 30, 2017, 2016 and 2015 was:

	Years ended June 30,
	2017	2016	2015
	(in millions)
Executive Retiree Health Insurance Plan	$4.9	$4.2	$3.9
Contractual Obligations
The following table summarizes our contractual obligations to third parties as of June 30, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
			(in millions)
Debt(1)	$1,110.0	$—	$—	$610.0	$500.0
Interest and facility fee on debt(2)	226.0	37.8	75.6	44.6	68.0
Facility and equipment operating leases(3)	316.1	40.5	65.7	53.9	155.9
Software licensing(4)	37.9	16.9	19.7	1.3	—
Purchase obligations(5)	421.8	66.4	125.1	119.0	111.2
Capital commitment to fund an equity method investment(6)	2.8	2.8	—	—	—
Uncertain tax positions(7)	—	—	—	—	—
Inveshare technology purchase(8)........................................	40.0	—	40.0	—	—
Total(9)	$2,154.4	$164.4	$326.2	$828.7	$835.1

(1)
These amounts represent the principal repayments of Long-term debt and are included on our Consolidated Balance Sheets. As of June 30, 2017, we had $1,102.1 million of carrying value outstanding debt consisting of senior notes of $397.9 million principal amount due September 2020, senior notes of $494.1 million principal amount due June 2026, and $210.0 million outstanding on our Fiscal 2017 Revolving Credit Facility due February 2022. See Note 12, “Borrowings” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for additional information about our Borrowings and related matters.

(2)
Includes estimated future interest payments on our long-term debt and interest and facility fee on the revolving credit facility. Interest on the Senior Notes due 2020 is based on a fixed per annum rate equal to 3.95%. Interest on the Senior Notes due 2026 is based on a fixed per annum rate equal to 3.40%. Interest on the Fiscal 2017 Revolving Credit Facility is calculated at LIBOR plus 100 basis points. An interest rate of 1.79% was used to estimate future interest payments for this portion of our long-term debt. The Fiscal 2017 Revolving Credit Facility also has an annual facility fee equal to 12.5 basis points on the entire facility.

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

(7)
Due to the uncertainty related to the timing of the reversal of uncertain tax positions, only uncertain tax benefits related to certain settlements have been provided in the table above. The Company is unable to make reasonably reliable estimates related to the timing of the remaining net unrecognized tax benefit liability of $16.6 million (inclusive of interest). See Note 15, “Income Taxes” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for further detail.

(8)
The Company expects to pay $40.0 million to an affiliate of Inveshare by September 2018 upon delivery of certain new blockchain technology applications. See Note 6, “Acquisitions” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for additional information.

(9)
Certain executive post-retirement benefit obligations reported in our Consolidated Balance Sheets in the amount of $44.5 million as of June 30, 2017 were not included in the table above due to the uncertainty of the timing of these future payments.

Data Center Agreements
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2024. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at June 30, 2017 are $392.5 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at June 30, 2017 are $29.3 million through fiscal year 2024, the final year of the contract.
The following table summarizes the total expenses related to these agreements:

	Years ended June 30,
	2017	2016	2015
	(in millions)
IT Services Agreement	$99.3	$98.5	$95.3
EU IT Services Agreement	5.5	7.5	4.6
Total expenses	$104.8	$106.0	$99.9
The Company has capitalized $62.0 million, including $2.6 million in fiscal year 2017, related to the build-out of the IBM data center in Other non-current assets, with a net book value of $36.8 million at June 30, 2017. The Company capitalized $5.3 million related to the build-out of the IBM UK data center in Other non-current assets, with a net book value of $3.3 million at June 30, 2017. The asset balance declined by $0.6 million due to the impact of foreign exchange during the fiscal year ended June 30, 2017.
The following table summarizes the total amortization expense of capitalized costs related to these agreements:

	Years ended June 30,
	2017	2016	2015
	(in millions)
IT Services Agreement	$(4.6)	$(4.3)	$(5.1)
EU IT Services Agreement	(0.4)	(0.6)	(0.4)
Total expenses	$(5.0)	$(4.8)	$(5.5)
Other Commercial Commitments
The Company’s Fiscal 2017 Revolving Credit Facility has a total available capacity of $1.0 billion. There were $210.0 million of outstanding borrowings under the Fiscal 2017 Revolving Credit Facility at June 30, 2017 and an unused capacity of $790.0 million.
Certain of the Company’s subsidiaries have unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at June 30, 2017.
Off-Balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at June 30, 2017, 2016 and 2015. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

NEW ACCOUNTING PRONOUNCEMENTS
Please refer to Note 2, “Summary of Significant Accounting Policies—T. New Accounting Pronouncements” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a discussion on the impact of the adoption of new accounting pronouncements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market Risks
In the ordinary course of business, the financial position of the Company is routinely subject to certain market risks, notably the effects of changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments for risk management purposes. As a result, the Company does not anticipate any material losses from these risks. The Company was not a party to any derivative financial instrument as of June 30, 2017 and 2016, respectively.
Interest Rate Risk
As of June 30, 2017, $210.0 million, or approximately 19%, of the Company’s total outstanding debt balance of $1,102.1 million is based on floating interest rates. Our $210.0 million in variable rate debt at June 30, 2017 consists of our revolving credit facility, which bears interest at LIBOR plus 100 basis points on borrowed amounts, plus an additional annual facility fee equal to 12.5 basis points on the entire facility. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings of a change in market interest rates on amounts borrowed from the revolving credit facility during the fiscal year ended June 30, 2017. Assuming a hypothetical increase of one hundred basis points in interest rates on our variable rate debt during the fiscal year ended June 30, 2017, our pre-tax earnings would have decreased by approximately $1.5 million for the fiscal year ended June 30, 2017.
Foreign Currency Risk
While the substantial majority of our business is conducted within the U.S., approximately 9% of our fiscal year 2017 revenues were earned outside of the U.S. and approximately 18% of our total consolidated assets as of June 30, 2017 resided in our foreign subsidiaries. Our revenue generating operations outside of the U.S. primarily reside in Canada and the United Kingdom. As a result, we have a certain degree of foreign currency exposure to exchange rate fluctuations associated with our non-U.S. revenue generating operations, primarily with respect to the Canadian dollar and the British pound.
We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate. We do not hedge our operating results against currency movement as they are primarily translational in nature. For the fiscal year ended June 30, 2017, a hypothetical 10% decrease in the value of the Canadian dollar and British pound versus the U.S. dollar would have resulted in a decrease in our total pre-tax earnings of approximately $8.7 million. A hypothetical 10% decrease in the value of the Canadian dollar and British pound versus the U.S. dollar at June 30, 2017 would have resulted in a decrease to our total assets of approximately $46.3 million.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Broadridge Financial Solutions, Inc.
5 Dakota Drive
Lake Success, NY 11042
We have audited the accompanying consolidated balance sheets of Broadridge Financial Solutions, Inc. and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the North American Customer Communications business acquired from DST Systems, Inc. (NACC), which was acquired on July 1, 2016 and whose financial statements constitute 16% of total assets and 26% of total revenues of the consolidated financial statement amounts as of and for the year ended June 30, 2017. Accordingly, our audit did not include the internal control over financial reporting at NACC.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Broadridge Financial Solutions, Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/S/ DELOITTE & TOUCHE LLP
New York, New York
August 10, 2017

Broadridge Financial Solutions, Inc.
Consolidated Statements of Earnings
(In millions, except per share amounts)

	Years ended June 30,
	2017	2016	2015
Revenues	$4,142.6	$2,897.0	$2,694.2
Operating expenses:
Cost of revenues	3,109.6	1,975.9	1,828.2
Selling, general and administrative expenses	501.4	420.9	399.1
Total operating expenses	3,611.0	2,396.8	2,227.3
Operating income	531.6	500.3	466.9
Interest expense, net	42.7	25.7	22.6
Other non-operating (income) expenses, net	0.8	5.6	5.4
Earnings before income taxes	488.1	468.9	438.9
Provision for income taxes	161.4	161.4	151.8
Net earnings	$326.8	$307.5	$287.1

Basic earnings per share	$2.77	$2.60	$2.39
Diluted earnings per share	$2.70	$2.53	$2.32

Weighted-average shares outstanding:
Basic	118.0	118.3	119.9
Diluted	120.8	121.6	124.0

Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years ended June 30,
	2017	2016	2015
Net earnings	$326.8	$307.5	$287.1
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(17.0)	(15.4)	(30.2)
Net unrealized gains (losses) on available-for-sale securities, net of taxes of ($0.6), $0.4 and ($0.1) for the years ended June 30, 2017, 2016 and 2015, respectively	1.0	(0.7)	0.1
Pension and post-retirement liability adjustment, net of taxes of $1.0, $0.8 and $0.7 for the years ended June 30, 2017, 2016 and 2015, respectively	(1.6)	(1.3)	(1.1)
Total other comprehensive income (loss), net	(17.6)	(17.3)	(31.2)
Comprehensive income	$309.2	$290.2	$255.9

Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Balance Sheets
(In millions, except per share amounts)

	June 30, 2017	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$271.1	$727.7
Accounts receivable, net of allowance for doubtful accounts of $3.7 and $2.3, respectively	589.5	453.4
Other current assets	129.0	108.0
Total current assets	989.6	1,289.1
Property, plant and equipment, net	198.1	112.2
Goodwill	1,159.3	999.3
Intangible assets, net	486.4	210.3
Other non-current assets	316.4	261.8
Total assets	$3,149.8	$2,872.7

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$124.8
Accounts payable	167.2	133.2
Accrued expenses and other current liabilities	495.3	352.2
Deferred revenues	82.4	82.7
Total current liabilities	744.9	692.9
Long-term debt, excluding current portion	1,102.1	890.7
Deferred taxes	82.0	61.6
Deferred revenues	74.3	70.3
Other non-current liabilities	142.7	111.8
Total liabilities	2,146.0	1,827.3
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.5 and 154.5 shares, respectively; outstanding, 116.5 and 118.3 shares, respectively	1.6	1.6
Additional paid-in capital	987.6	901.2
Retained earnings	1,469.4	1,297.8
Treasury stock, at cost: 38.0 and 36.2 shares, respectively	(1,398.9)	(1,116.9)
Accumulated other comprehensive loss	(55.8)	(38.2)
Total stockholders’ equity	1,003.8	1,045.5
Total liabilities and stockholders’ equity	$3,149.8	$2,872.7
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years ended June 30,
	2017	2016	2015
Cash Flows From Operating Activities
Net earnings	$326.8	$307.5	$287.1
Adjustments to reconcile Net earnings to Net cash flows provided by operating activities:
Depreciation and amortization	68.6	52.6	49.3
Amortization of acquired intangibles and purchased intellectual property	72.6	31.8	25.3
Amortization of other assets	31.9	26.6	29.7
Stock-based compensation expense	46.1	43.1	38.6
Deferred income taxes	(14.7)	(5.9)	0.6
Excess tax benefits from stock-based compensation awards	(40.6)	(21.3)	(40.5)
Other	0.5	(4.6)	8.8
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Increase in Accounts receivable, net	(44.4)	(5.3)	(4.2)
(Increase) decrease in Other current assets	5.6	(12.5)	14.0
Increase in Accounts payable	16.2	6.2	1.9
Increase in Accrued expenses and other current liabilities	119.2	69.6	30.6
Increase (decrease) in Deferred revenues	(4.5)	2.9	7.1
Non-current assets and liabilities:
Increase in Other non-current assets	(90.7)	(59.5)	(45.3)
Increase in Other non-current liabilities	23.2	6.5	28.4
Net cash flows provided by operating activities	515.9	437.7	431.4
Cash Flows From Investing Activities
Capital expenditures	(85.4)	(57.7)	(50.3)
Software purchases and capitalized internal use software	(28.3)	(17.8)	(15.7)
Acquisitions, net of cash acquired	(448.7)	(53.0)	(202.9)
Purchase of intellectual property	(90.0)	—	—
Equity method investment	(6.0)	(4.9)	(7.5)
Other investing activities	(0.9)	(3.4)	—
Net cash flows used in investing activities	(659.3)	(136.9)	(276.4)
Cash Flows From Financing Activities
Repayments on Senior notes	(125.0)	—	—
Proceeds from Long-term debt	500.0	807.9	320.0
Repayments on Long-term debt	(290.0)	(475.0)	(155.0)
Excess tax benefit from stock-based compensation awards	40.6	21.3	40.5
Dividends paid	(152.2)	(138.2)	(122.3)
Purchases of Treasury stock	(342.8)	(119.8)	(301.7)
Proceeds from exercise of stock options	60.9	24.8	62.1
Payment of contingent consideration liabilities	(0.7)	(8.9)	—
Costs related to amendment of revolving credit facility	(1.8)	—	(1.9)
Costs related to issuance of bonds	(0.7)	(3.6)	—
Net cash flows provided by (used in) financing activities	(311.7)	108.6	(158.3)
Effect of exchange rate changes on Cash and cash equivalents	(1.6)	(5.7)	(20.2)
Net change in Cash and cash equivalents	(456.7)	403.7	(23.5)
Cash and cash equivalents, beginning of fiscal year	727.7	324.1	347.6
Cash and cash equivalents, end of fiscal year	$271.1	$727.7	$324.1
Supplemental disclosure of cash flow information:
Cash payments made for interest	$43.1	$26.7	$24.1
Cash payments made for income taxes, net of refunds	$113.4	$122.4	$85.4
Non-cash investing and financing activities:
Accrual of unpaid property, plant, equipment and software	$17.7	$7.0	$0.8
Acquisition related obligations	$7.1	$5.9	$14.5
Obligations related to the purchase of intellectual property	$5.0	$—	$—
Unpaid deferred financing costs related to the issuance of bonds	$—	$0.7	$—

Amounts may not sum due to rounding.
See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, July 1, 2014	154.5	$1.6	$810.7	$973.9	$(834.8)	$10.3	$961.7
Comprehensive income (loss)	—	—	—	287.1	—	(31.2)	255.9
Stock option exercises and excess tax benefits	—	—	102.6	—	—	—	102.6
Stock-based compensation	—	—	38.3	—	—	—	38.3
Treasury stock acquired (5.7 shares)	—	—	—	—	(301.7)	—	(301.7)
Treasury stock reissued (4.4 shares)	—	—	(96.1)	—	96.1	—	—
Common stock dividends ($1.08 per share)	—	—	—	(129.0)	—	—	(129.0)
Balances, June 30, 2015	154.5	1.6	855.5	1,132.0	(1,040.4)	(20.9)	927.8
Comprehensive income (loss)	—	—	—	307.5	—	(17.3)	290.2
Stock option exercises and excess tax benefits	—	—	46.2	—	—	—	46.2
Stock-based compensation	—	—	42.8	—	—	—	42.8
Treasury stock acquired (2.1 shares)	—	—	—	—	(119.8)	—	(119.8)
Treasury stock reissued (2.2 shares)	—	—	(43.3)	—	43.3	—	—
Common stock dividends ($1.20 per share)	—	—	—	(141.7)	—	—	(141.7)
Balances, June 30, 2016	154.5	1.6	901.2	1,297.8	(1,116.9)	(38.2)	1,045.5
Comprehensive income (loss)	—	—	—	326.8	—	(17.6)	309.2
Stock option exercises and excess tax benefits	—	—	101.2	—	—	—	101.2
Stock-based compensation	—	—	45.9	—	—	—	45.9
Treasury stock acquired (4.9 shares)	—	—	—	—	(342.8)	—	(342.8)
Treasury stock reissued (3.1 shares)	—	—	(60.7)	—	60.7	—	—
Common stock dividends ($1.32 per share)	—	—	—	(155.2)	—	—	(155.2)
Balances, June 30, 2017	154.5	$1.6	$987.6	$1,469.4	$(1,398.9)	$(55.8)	$1,003.8

Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Notes to Consolidated Financial Statements

NOTE 1.	BASIS OF PRESENTATION
A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation, is a global fintech leader providing investor communications and technology-driven solutions to banks, broker-dealers, mutual funds and corporate issuers. Our services include investor and customer communications, securities processing, and data and analytics solutions. In short, we provide the infrastructure that helps the financial services industry operate. With over 50 years of experience, including 10 years as an independent public company, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities. We deliver a broad range of solutions that help our clients better serve their retail and institutional customers across the entire investment lifecycle, including pre-trade, trade, and post-trade processing functionality.
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

Broadridge provides customer communication solutions to companies in the financial services, healthcare, insurance, consumer finance, telecommunications, utilities, retail banking and other service industries. The Broadridge Communications Cloud, launched in 2016, provides multi-channel communications delivery, communications management, information management and control and administration capabilities that enable and enhance our clients’ communications with their customers. Broadridge processes and distributes our clients’ essential communications including transactional (e.g., bills and statements), regulatory (e.g., explanations of benefits, notices, and trade confirmations) and marketing (e.g., direct mail) communications through print and digital channels.

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

In July 2016, Broadridge acquired the North American Customer Communications (“NACC”) business of DST Systems, Inc. NACC is a leading provider of customer communication services including print and digital communication solutions, content management, postal optimization, and fulfillment. The NACC business is part of the Company’s customer communications business and is now known as Broadridge Customer Communications.

In September 2016, Broadridge acquired intellectual property assets from Inveshare, Inc. (“Inveshare”) and concurrently entered into a development agreement with an affiliate of Inveshare to use these assets to develop blockchain technology applications for Broadridge’s proxy business. Broadridge also granted Inveshare a perpetual license to the acquired technology assets.

•
Global Technology and Operations—Broadridge offers a suite of advanced computerized real-time transaction processing services that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, settlement, reference data, reconciliations and accounting. Broadridge’s services help financial institutions and investment managers efficiently and cost-effectively consolidate their books and records, gather and service assets under management and manage risk, thereby enabling them to focus on their core business activities. Broadridge’s multi-currency solutions support real-time global trading of equity, fixed income, mutual fund, foreign exchange and exchange traded derivative securities in established and emerging markets. In addition, Broadridge’s Managed Services solution supports the operations of our clients’ businesses including their securities clearing, record-keeping, and custody-related functions.

In November 2016, Broadridge acquired M&O Systems, Inc. (“M&O”). M&O is a provider of SaaS-based compensation management and related solutions for broker-dealers and registered investment advisors, and is now known as Broadridge Advisor Compensation Solutions.
In March 2017, Broadridge acquired Message Automation Limited (“MAL”). MAL is a specialist provider of post-trade control solutions for sell-side and buy-side firms. The Company previously owned 25% of MAL through its acquisition of City Networks Ltd in fiscal year 2010, and purchased the remaining 75% of the company.
B. Consolidation and Basis of Presentation. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). These financial statements present the consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under either the cost or equity methods of accounting. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding.
Effective in the first quarter of fiscal year 2017, the Company revised the presentation in the Consolidated Statements of Earnings to separately present Interest expense, net. Previously, Interest expense, net, was reported as part of Non-operating expenses, net, and was not separately presented in the Consolidated Statements of Earnings. All prior period information has been conformed to the current period presentation. See Note 4, “Interest Expense, Net,” for details of the Company’s Interest expense, net, Note 5, “Other Non-Operating (Income) Expenses, Net,” for details of the Company’s Other non-operating (income) expenses, net, and Note 19, “Quarterly Financial Results (Unaudited),” for details of the Company’s Operating income.
Effective in the first quarter of fiscal year 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company has applied this guidance on a retrospective basis and accordingly, the Consolidated Balance Sheet as of June 30, 2016 has been updated to reflect this new classification, which resulted in a decrease in Other non-current assets of $7.1 million, a decrease in Long-term debt, excluding current portion of $7.0 million and a decrease of $0.1 million in Current portion of long-term debt at June 30, 2016.

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
D. Financial Instruments. Substantially all of the financial instruments of the Company other than Long-term debt are carried at fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. The carrying value of the Company’s long-term fixed-rate senior notes represent the face value of the long-term fixed-rate senior notes net of the unamortized discount and net of the associated unamortized debt issuance cost. The fair value of the Company’s long-term fixed-rate senior notes is based on quoted market prices. Refer to Note 12, “Borrowings,” for a further description of the Company’s long-term fixed-rate senior notes.
E. Property, Plant and Equipment. Property, plant and equipment is initially recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. The estimated useful lives of assets are as follows:

Equipment	3 to 5 years
Buildings and Building Improvements	10 to 20 years
Furniture and fixtures	4 to 7 years
Refer to Note 8, “Property, Plant and Equipment, Net”, for a further description of the Company’s Property, plant and equipment, net.
F. Available-For-Sale Equity Securities. Available-for-sale equity securities are non-derivatives that are reflected in Other non-current assets in the Consolidated Balance Sheets, unless management intends to dispose of the investment within twelve months of the end of the reporting period, in which case they are reflected in Other current assets in the Consolidated Balance Sheets. These investments are in entities over which the Company does not have control, joint control, or significant influence, for which the investments are initially recognized and carried at fair value. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and are included in Other comprehensive income (loss), net. Realized gains and losses on available-for-sale securities are included in Other Non-Operating (Income) Expenses, Net, and when applicable, are reported as a reclassification adjustment, net of tax, as a component of Other comprehensive income (loss), net.
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

G. Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventory balances of $17.2 million and $8.2 million, consisting of forms and envelopes used in the mailing of proxy and other materials to our customers, are reflected in Other current assets in the Consolidated Balance Sheets at June 30, 2017 and 2016, respectively.
H. Deferred Client Conversion and Start-Up Costs. Direct costs that are incurred to set up or convert a client’s systems to function with the Company’s technology are generally deferred and recognized on a straight-line basis which commences after client acceptance when the processing term begins. To the extent deferred costs exceed related implementation fee revenues, such excess costs are amortized over the service term of the contract. Deferred costs up to the amount of the related implementation fees are recognized and capitalized over the longer of the respective service term of the contract or expected customer relationship period. These deferred costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2017 and 2016, respectively. Refer to Note 10, “Other Non-Current Assets” for a further description of the Company’s Deferred client conversion and start-up costs.
I. Deferred Data Center Costs. Data center costs relate to conversion costs associated with our principal data center systems and applications. Costs directly related to the activities necessary to make the data center usable for its intended purpose are deferred and amortized over the life of the contract on a straight-line basis commencing on the date the data center has achieved full functionality. These deferred costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2017 and 2016, respectively. Refer to Note 10, “Other Non-Current Assets” for a further description of the Company’s Deferred data center costs.
J. Goodwill. The Company does not amortize goodwill but instead tests goodwill for impairment at the reporting unit level at least annually or more frequently if circumstances indicate possible impairment. The Company tests for goodwill impairment annually in the fourth quarter of the fiscal year, using the March 31 financial statement balances. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. Refer to Note 9, “Goodwill and Intangible Assets, Net” for a further description on the Company’s accounting for goodwill.
K. Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to the estimated undiscounted future cash flows expected to be generated by the asset (or asset group). If the carrying amount of an asset (or asset group) exceeds its expected estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset (or asset group) exceeds its fair value. Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Refer to Note 8, “Property, Plant and Equipment, Net” for a further description of the Company’s Property, plant and equipment, net. Refer to Note 6, “Acquisitions” and Note 9, “Goodwill and Intangible Assets, Net” for a further discussion of the Company’s Intangible assets, net.
L. Equity Method Investments. The Company’s investments resulting in a 20% to 50% ownership interest are accounted for using the equity method of accounting when the ability to exercise significant influence is maintained by the Company. The Company’s share of net income or losses of equity method investments is included in losses/(income) from equity method investments in Other Non-Operating (Income) Expenses, Net. Equity method investments are included in Other non-current assets. Equity method investments are reviewed for impairment by assessing if a decline in market value of the investment below the carrying value is other than temporary, which considers the intent and ability to retain the investment, the length of time and extent that the market value has been less than cost, and the financial condition of the investee.
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

The binomial model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price, and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. For restricted stock units, the fair value of the award is based on the current fair value of the Company’s stock on the date of grant less the present value of future expected dividends discounted at the risk-free-rate derived from the U.S. Treasury yield curve in effect at the time of grant. Refer to Note 13, “Stock-Based Compensation” for a further description of the Company’s stock-based compensation.
P. Internal Use Software. Expenditures for major software purchases and software developed or obtained for internal use are capitalized and amortized over a three- to five-year period on a straight-line basis. For software developed or obtained for internal use, the Company’s accounting policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to direct time spent on such projects. Costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities. Refer to Note 9, “Goodwill and Intangible assets, Net” for a further description of the Company’s capitalized software.
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
Judgment is required in addressing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income requires significant judgment and are consistent with the plans and estimates used to manage the underlying businesses. Refer to Note 15, “Income Taxes” for a further description of the Company’s income taxes.
R. Advertising Costs. Advertising costs are expensed at the time the advertising takes place. Total advertising costs were $4.2 million, $2.4 million and $2.4 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.
S. Concentration of Risk. In fiscal years 2017, 2016 and 2015, we derived approximately 20%, 25% and 25% of our consolidated revenues from our five largest clients in that particular fiscal year, respectively, the majority of whom operate in the financial services industry. Our largest single client in each of fiscal year 2017, 2016 and 2015 accounted for approximately 6%, 7% and 6% of our consolidated revenues, respectively.
T. New Accounting Pronouncements. In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Accounting for Goodwill Impairment” (“ASU No. 2017-04”). ASU No. 2017-04 removes Step 2 of the current goodwill impairment test, which currently requires a hypothetical purchase price allocation if the fair value of a reporting unit were to be less than its book value, for purposes of determining the amount of goodwill impaired. Under ASU No. 2017-04, the Company would now recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds the fair value of the reporting unit; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. ASU No. 2017-04 will be effective for the Company beginning in the first quarter of fiscal 2021, to be applied on a prospective basis. The pending adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU No. 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including presenting the excess tax benefit or deficit from the exercise or vesting of share-based payments in the income statement, a revision to the criteria for classifying an award as equity or liability, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. In addition, ASU No. 2016-09 eliminates the excess tax benefit from the assumed proceeds calculation under the treasury stock method for purposes of calculating diluted shares. ASU No. 2016-09 is effective for the Company beginning in the first quarter of fiscal year 2018. Certain provisions of ASU No. 2016-09 are required to be adopted prospectively, most notably the requirement to recognize the excess tax benefit or deficit in the income statement, while other provisions of ASU No. 2016-09 require modified retrospective application or in some cases full retrospective application. The most significant impact of the pending adoption of this guidance on the Company’s Consolidated Financial Statements, specifically the Company’s Consolidated Statements of Earnings, will largely be dependent upon the intrinsic value of the Company’s share-based compensation awards at the time of exercise or vesting and may result in more variability in the Company’s effective tax rates and Net earnings, and may also impact the dilution of common stock equivalents. For the fiscal years ending June 30, 2017, 2016 and 2015, the Company recorded $40.6 million, $21.3 million and $40.5 million, respectively, to consolidated equity as excess tax benefits from share-based compensation awards. In addition, upon adoption of ASU No. 2016-09, the Company will classify the excess tax benefit or deficit as an operating activity in the Consolidated Statements of Cash Flows rather than as a financing activity.

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU No. 2016-01”), which provides guidance for the recognition, measurement, presentation and disclosure of financial assets and liabilities. Under ASU No. 2016-01, changes in the fair value of publicly traded equity securities for which the Company does not have significant influence would be recorded as part of Net earnings rather than as Other comprehensive income (loss), net. In addition, equity investments that do not have a readily determinable fair value will be recorded at cost less impairment as further adjusted for observable price changes in orderly transactions for identical or similar investments of the issuer. ASU No. 2016-01 is effective for the Company beginning in the first quarter of fiscal year 2019. The pending adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

Each of ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 have the same effective date as ASU No. 2014-09. The Company has not yet elected a transition method. While the Company is still in the process of evaluating the full impact of the pending adoption of ASU No. 2014-09 and related amendments on its Consolidated Financial Statements and related disclosures, including assessing the need for system or process changes or enhancements, to date the Company has identified certain expected impacts of the new standard on its Consolidated Financial Statements. Specifically, the Company expects to capitalize certain sales commissions, as well as capitalize certain additional costs that are part of setting up or converting a client’s systems to function with the Company’s technology, both of which are currently expensed. Additionally, the Company expects to recognize proxy revenue predominantly at the time of proxy distribution to the client’s shareholders rather than on the date of the client’s shareholder meeting, which is typically 30 days after the proxy distribution. Other expected changes to the timing of revenue recognition include deferral of revenue from certain transaction processing platform enhancements as well as acceleration of revenue from certain multi-year software license arrangements that are currently recognized over the term of the software subscription.

U. Subsequent Events. In preparing the accompanying Consolidated Financial Statements, the Company has reviewed events that have occurred after June 30, 2017 through the date of issuance of the Consolidated Financial Statements. Refer to Note 20, “Subsequent Events” for a description of the Company’s subsequent events.

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
As of June 30, 2017, 2016 and 2015, the computation of diluted EPS did not include 0.5 million, 0.7 million and 0.9 million options to purchase Broadridge common stock, respectively, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Years ended June 30,
	2017	2016	2015
	(in millions)
Weighted-average shares outstanding:
Basic	118.0	118.3	119.9
Common stock equivalents	2.8	3.4	4.1
Diluted	120.8	121.6	124.0
The following table sets forth the computation of basic EPS utilizing Net earnings for the fiscal year and the Company’s basic Weighted-average shares outstanding:

	Years ended June 30,
	2017	2016	2015
	(in millions, except per share amounts)
Net earnings	$326.8	$307.5	$287.1
Basic Weighted-average shares outstanding	118.0	118.3	119.9
Basic EPS	$2.77	$2.60	$2.39
The following table sets forth the computation of diluted EPS utilizing Net earnings for the fiscal year and the Company’s diluted Weighted-average shares outstanding:

	Years ended June 30,
	2017	2016	2015
	(in millions, except per share amounts)
Net earnings	$326.8	$307.5	$287.1
Diluted Weighted-average shares outstanding	120.8	121.6	124.0
Diluted EPS	$2.70	$2.53	$2.32

NOTE 4.	INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Years ended June 30,
	2017	2016	2015
	(in millions)
Interest expense on borrowings	$44.7	$28.4	$25.4
Interest income	(2.0)	(2.6)	(2.8)
Interest expense, net	$42.7	$25.7	$22.6

NOTE 5.	OTHER NON-OPERATING (INCOME) EXPENSES, NET
Other non-operating (income) expenses, net consisted of the following:

	Years ended June 30,
	2017	2016	2015
	(in millions)
Losses from equity method investments	$5.2	$5.1	$5.5
Foreign currency transaction (gain) loss	4.8	0.5	(0.1)
MAL investment gain	(9.3)	—	—
Other non-operating (income) expenses, net	$0.8	$5.6	$5.4

NOTE 6.	ACQUISITIONS
Assets acquired and liabilities assumed in business combinations are recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition date based upon the estimated fair values at such date. The results of operations of the business acquired by the Company are included in the Company’s Consolidated Statements of Earnings since the respective date of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed is allocated to Goodwill.

The Company is providing pro forma supplemental information for the NACC acquisition as the Company deemed this acquisition to be material to the Company’s operating results.
Pro forma supplemental financial information for all acquisitions, excluding NACC, is not provided as the impact of these acquisitions on the Company’s operating results, financial position or cash flows was not material for any acquisition individually.
Fiscal Year 2017 Acquisitions:

BUSINESS COMBINATIONS
NACC

In July 2016, the Company’s Investor Communication Solutions segment acquired the net assets of NACC, a leading provider of customer communication services including print and digital communication solutions, content management, postal optimization, and fulfillment.

The aggregate purchase price was $410.0 million in cash, or $406.2 million net of cash acquired and other closing adjustments. Net tangible assets acquired in the transaction were $52.2 million. This acquisition resulted in $135.7 million of Goodwill, which is primarily tax deductible. Intangible assets acquired, which totaled $218.3 million, consist primarily of customer relationships and software technology, which are being amortized over a ten-year life and seven-year life, respectively. The results of NACC’s operations were included in the Company’s Consolidated Financial Statements in this Annual Report on Form 10-K from the date of acquisition.

The following summarizes the allocation of purchase price for the NACC acquisition (in millions):

NACC

Accounts receivable, net	$89.1
Other current assets	19.5
Property, plant and equipment	45.0
Intangible assets	218.3
Goodwill	135.7
Other non-current assets	1.6
Accounts payable	(14.3)
Accrued expenses and other current liabilities	(62.9)
Deferred taxes	(21.9)
Deferred revenue	(1.1)
Other long term liabilities	(2.9)
Consideration paid, net of cash acquired	$406.2

Unaudited Pro Forma Financial Information

The unaudited pro forma condensed consolidated results of operations in the table below are provided for illustrative purposes only and summarize the combined results of operations of Broadridge and NACC. For purposes of this pro forma presentation, the acquisition of NACC is assumed to have occurred on July 1, 2015. The pro forma financial information for all periods presented also includes the estimated business combination accounting effects resulting from this acquisition, notably amortization expense from the acquired intangible assets, interest expense from a recent bond offering, the proceeds of which were used to fund the acquisition, and certain integration related expenses.

This unaudited pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on July 1, 2015, nor of the results of operations that may be obtained in the future.

	Years ended June 30,
	2017	2016

Revenues	$4,142.6	$4,059.3
Net earnings	$335.6	$312.4

Basic earnings per share	$2.84	$2.64
Diluted earnings per share	$2.78	$2.57

M&O
In November 2016, the Company’s Global Technology and Operations segment acquired M&O. M&O is a provider of SaaS-based compensation management and related solutions for broker-dealers and registered investment advisors, and is now known as Broadridge Advisor Compensation Solutions. The aggregate purchase price was $24.9 million in cash, consisting of $22.4 million of cash payments as well as a $2.5 million note payable to the sellers that will be settled in the future. Net tangible liabilities assumed in the transaction were $3.5 million. This acquisition resulted in $17.2 million of Goodwill, which is not tax deductible. Intangible assets acquired, which totaled $11.2 million, consist primarily of customer relationships and acquired software technology, which are being amortized over a seven-year life and six-year life, respectively.

MAL
In March 2017, the Company’s Global Technology and Operations segment acquired MAL, which is a specialist provider of post-trade control solutions for sell-side and buy-side firms. The Company previously owned 25% of MAL through its acquisition of City Networks Ltd in fiscal year 2010, and purchased the remaining 75% of the company for an aggregate purchase price of $24.8 million in cash, consisting of $20.1 million of cash payments net of cash acquired, a $3.2 million note payable to the sellers that will be settled in the future, and a contingent consideration liability with an acquisition date fair value of $1.4 million. The contingent consideration liability is payable over the next four years upon the achievement by the acquired business of certain revenue and earnings targets. The contingent consideration liability has a maximum potential pay-out of $2.8 million upon the achievement in full of the defined financial targets by the acquired business. The fair value of the Company’s 25% pre-existing investment in MAL was determined to be $9.6 million, implied by the aggregate purchase price of the remaining 75% purchased, which resulted in a non-cash, nontaxable gain on investment of $9.3 million (“MAL investment gain”), included as part of Other non-operating (income) expenses, net. Net tangible liabilities assumed in the transaction were $2.9 million. This acquisition resulted in $22.6 million of Goodwill, which is not tax deductible. Intangible assets acquired, which totaled $14.7 million, consist primarily of customer relationships and acquired software technology, which are being amortized over a seven-year life and five-year life, respectively.

ASSET ACQUISITION

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
Fiscal Year 2016 Acquisitions:
QED
In November 2015, the Company’s Investor Communication Solutions segment acquired QED, a provider of investment accounting solutions that serves public sector institutional investors. The aggregate purchase price was $15.5 million, consisting of $13.3 million of cash payments, a $1.5 million note payable to the sellers that will be settled in the future, as well as a contingent consideration liability with an acquisition date fair value of $0.7 million that is payable over the next three years upon the achievement by the acquired business of certain revenue and earnings targets. The contingent consideration liability has a maximum potential pay-out of $3.5 million upon the achievement in full of the defined financial targets by the acquired business. Net tangible liabilities assumed in the transaction were $0.4 million. This acquisition resulted in $11.1 million of Goodwill, which is tax deductible. Intangible assets acquired, which totaled $4.8 million, consist of customer relationships and software technology, which are being amortized over a ten-year life and seven-year life, respectively.
In fiscal year 2017, the Company decreased the contingent consideration liability by $0.2 million. The fair value of the remaining contingent consideration liability at June 30, 2017 is $0.5 million.
4sight Financial
In June 2016, the Company’s Global Technology and Operations segment acquired 4sight Financial, a global provider of securities financing and collateral management systems to financial institutions. The aggregate purchase price was $39.6 million, consisting of $36.0 million of cash payments, as well as a contingent consideration liability with an acquisition date fair value of $3.6 million that is payable over the next three years upon the achievement by the acquired business of certain revenue and earnings targets. The contingent consideration liability has a maximum potential pay-out of $14.5 million upon the achievement in full of the defined financial targets by the acquired business. Net tangible liabilities assumed in the transaction were $11.7 million. This acquisition resulted in $24.5 million of Goodwill, which is not tax deductible. Intangible assets acquired, which totaled $26.8 million, consist of customer relationships and software technology, which are being amortized over a ten-year life and six-year life, respectively.
During the first quarter of fiscal year 2017, goodwill was reduced by $1.8 million for the settlement of post close working capital adjustments.

Fiscal Year 2015 Acquisitions:
TwoFour Systems LLC
In December 2014, the Company’s Global Technology and Operations segment acquired TwoFour Systems LLC, now known as Broadridge FX and Liquidity Solutions, a provider of real-time foreign exchange solutions for banks and broker-dealers. The aggregate purchase price was $32.7 million, consisting of $31.6 million of cash payments as well as a contingent consideration liability with an acquisition date fair value of $1.1 million that is payable over the next three years upon achievement by the acquired business of certain defined financial targets. The contingent consideration liability has a maximum potential pay-out of $8.3 million upon the achievement in full of the defined financial targets by the acquired business. Net tangible liabilities assumed in the transaction were $3.3 million. This acquisition resulted in $25.5 million of Goodwill, which is primarily tax deductible. Intangible assets acquired, which totaled $10.5 million, consist primarily of acquired software technology and customer relationships, which are being amortized over a seven-year life and ten-year life, respectively.
In fiscal year 2016, the Company made a partial pay-out on the contingent consideration liability of $0.8 million. The fair value of the remaining contingent consideration liability at June 30, 2017 is $0.3 million.
Direxxis LLC
In March 2015, the Company’s Investor Communication Solutions segment acquired Direxxis LLC, a provider of cloud-based marketing solutions and services for financial advisors. The aggregate purchase price was $34.5 million, consisting of $33.3 million of cash payments as well as a contingent consideration liability with an acquisition date fair value of $1.2 million that is payable over the next three years upon the achievement by the acquired business of certain defined financial targets. The contingent consideration liability has a maximum potential pay-out of $5.5 million upon the achievement in full of the defined financial targets by the acquired business. Net tangible assets acquired in the transaction were $0.3 million. This acquisition resulted in $20.6 million of Goodwill, which is tax deductible, and $13.6 million of intangible assets, consisting primarily of acquired customer relationships and software technology, which are being amortized over a ten-year life and five-year life, respectively.
In fiscal year 2017, the Company made a partial pay-out on the contingent consideration liability of $0.7 million and increased the contingent consideration liability by an additional $0.2 million. The fair value of the remaining contingent consideration liability at June 30, 2017 is $0.7 million.
Trade Processing Business of WTRIS
In April 2015, the Company’s Investor Communication Solutions segment acquired the trade processing business of the WTRIS unit of M&T Bank Corporation. The acquired business is being combined with Broadridge’s mutual fund and ETF trade processing platform. The aggregate purchase price was $73.2 million, consisting of $61.0 million of cash payments as well as a contingent consideration liability with an acquisition date fair value of $12.2 million. The contingent consideration liability contains various components which could be settled over a period not to exceed twenty-four months from the acquisition date, based on the achievement of the defined financial targets by the acquired business. Net tangible assets acquired in the transaction were $4.8 million. This acquisition resulted in $39.1 million of Goodwill, which is tax deductible, and $29.3 million of intangible assets, consisting of acquired customer relationships and software technology, which are being amortized over a ten-year life and seven-year life, respectively.
During the first quarter of fiscal year 2016, goodwill was reduced by $0.9 million for the settlement of post close working capital adjustments.
During the second quarter of fiscal year 2016, the fair value of the contingent consideration was decreased by $0.8 million. During the fourth quarter of fiscal year 2016, the Company made a partial pay-out on the liability of $7.9 million, and decreased the contingent consideration liability by an additional $3.1 million based upon a review and measurement period adjustment. During the second quarter of fiscal year 2017, the Company decreased the contingent consideration liability by an additional $0.4 million to zero.
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

This acquisition resulted in $38.8 million of Goodwill, which is tax deductible, and $34.4 million of intangible assets, consisting primarily of acquired customer relationships, which is being amortized over a ten-year life.
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
The following tables set forth the Company’s financial assets and liabilities at June 30, 2017 and 2016, respectively, which are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds(1)	$37.9	$—	$—	$37.9
Other current assets:
Available-for-sale securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale securities	50.6	—	1.1	51.7
Total assets as of June 30, 2017	$88.6	$—	$1.1	$89.8
Liabilities:
Contingent consideration obligations	$—	$—	$6.7	$6.7
Total liabilities as of June 30, 2017	$—	$—	$6.7	$6.7

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds(1)	$121.0	$—	$—	$121.0
Other current assets:
Available-for-sale securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale securities	34.4	—	1.1	35.5
Total assets as of June 30, 2016	$155.5	$—	$1.1	$156.6
Liabilities:
Contingent consideration obligations	$—	$—	$5.5	$5.5
Total liabilities as of June 30, 2016	$—	$—	$5.5	$5.5

(1)	Money market funds include money market deposit account balances less than $0.1 million and $91.0 million as of June 30, 2017 and 2016, respectively.
The following table sets forth an analysis of changes during fiscal years 2017 and 2016 in Level 3 financial liabilities of the Company:

	June 30,
	2017	2016
	(in millions)
Beginning balance	$5.5	$15.7
Additional contingent consideration incurred	2.8	3.6
Decrease in contingent consideration liability	(0.6)	(4.9)
Foreign currency impact on contingent consideration liability	(0.4)	—
Payments	(0.7)	(8.9)
Ending balance	$6.7	$5.5
The Company did not incur any Level 3 fair value asset impairments during fiscal years 2017, 2016, and 2015. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.

NOTE 8.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment at cost and Accumulated depreciation at June 30, 2017 and 2016 are as follows:

	June 30,
	2017	2016
	(in millions)
Property, plant and equipment:
Land and buildings	$2.6	$2.5
Equipment	425.4	341.2
Furniture, leaseholds and other	139.1	177.0
	567.1	520.6
Less: Accumulated depreciation	(369.0)	(408.4)
Property, plant and equipment, net	$198.1	$112.2
In fiscal years 2017 and 2016, Property, plant and equipment and Accumulated depreciation were each reduced by $91.7 million and $24.2 million, respectively, for asset retirements related to fully depreciated property, plant and equipment no longer in use.
Depreciation expense for Property, plant and equipment for the years ended June 30, 2017, 2016 and 2015 was as follows:

	Years ended June 30,
	2017	2016	2015
	(in millions)
Depreciation expense for property, plant and equipment	$53.5	$38.7	$38.0

NOTE 9.	GOODWILL AND INTANGIBLE ASSETS, NET
Changes in Goodwill for the fiscal years ended June 30, 2017 and 2016 are as follows:

	Investor Communication Solutions	Global Technology and Operations	Total
	(in millions)
Goodwill, gross, at July 1, 2015	$681.4	$289.1	$970.5
Additions	11.1	26.3	37.5
Fair value adjustments	(2.3)	—	(2.3)
Foreign currency translation and other	(0.4)	(5.9)	(6.3)
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2016	$689.7	$309.6	$999.3

Goodwill, gross, at June 30, 2016	$689.7	$309.6	$999.3
Additions	135.7	39.8	175.5
Fair value adjustments	—	(0.5)	(0.5)
Foreign currency translation and other	(4.4)	(10.5)	(14.9)
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2017	$821.0	$338.4	$1,159.3
Additions for the fiscal year ended June 30, 2017 include $135.7 million, $17.2 million and $22.6 million for the acquisitions of NACC, M&O and MAL, respectively. Additions for the fiscal year ended June 30, 2016 include $11.1 million and $23.3 million for the acquisitions of QED and 4sight Financial, respectively.
Fair value adjustments for fiscal year 2017 primarily represent reductions in goodwill of $1.8 million for 4Sight related to the settlement of post-closing working capital adjustments, partially offset by a $1.2 million increase in the fair value of the contingent consideration liability for 4Sight that resulted from the finalization of the purchase price allocation in fiscal year 2017. Fair value adjustments for fiscal year 2016 represent reductions in goodwill of $0.9 million for WTRIS and $1.4 million for FSCI related to the settlement of post-closing working capital adjustments (see Note 6, “Acquisitions”).
During fiscal years 2017, 2016 and 2015, the Company performed the required impairment tests of Goodwill and determined that there was no impairment. The Company also performs a sensitivity analysis under Step 1 of the goodwill impairment test assuming hypothetical reductions in the fair values of the reporting units. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates, which are the most significant estimates used in our calculations of the fair values of the reporting units, would not result in an impairment of our goodwill.
Intangible assets at cost and accumulated amortization at June 30, 2017 and 2016 are as follows:

	June 30,
	2017			2016
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
	(in millions)
Software licenses	$124.6	$(91.1)	$33.6	$110.1	$(76.7)	$33.5
Acquired software technology	106.9	(65.1)	41.9	91.0	(52.1)	38.9
Customer contracts and lists	435.3	(128.3)	307.0	213.9	(86.3)	127.6
Acquired intellectual property	95.0	(15.0)	80.0	—	—	—
Other intangibles	38.1	(14.2)	24.0	23.0	(12.7)	10.3
	$800.0	$(313.6)	$486.4	$438.0	$(227.8)	$210.3
In fiscal years 2017 and 2016, intangible assets and accumulated amortization were reduced by $0.6 million and $1.1 million, respectively, for asset retirements related to fully amortized intangibles.
Other intangibles consist of capitalized internal use software and the following intangible assets acquired in business acquisitions: intellectual property, purchased rights, covenants, patents, and trademarks. All of the intangible assets have finite lives and, as such, are subject to amortization.
The weighted-average remaining useful life of the intangible assets is as follows:

Weighted-Average Remaining Useful Life (Years)
Software licenses	3.2
Acquired software technology	4.1
Customer contracts and lists	7.9
Acquired intellectual property	4.2
Other intangibles	4.7
Total weighted-average remaining useful life	6.5
Amortization of intangibles for the years ended June 30, 2017, 2016 and 2015 was as follows:

	Years ended June 30,
	2017	2016	2015
	(in millions)
Amortization expense for intangible assets	$87.7	$45.8	$36.6
Estimated remaining amortization expenses of the Company’s existing intangible assets for the next five fiscal years and thereafter are as follows:

Years Ending June 30,	(in millions)
2018	$93.4
2019	82.3
2020	76.3
2021	69.2
2022	48.7
Thereafter	116.5

NOTE 10.	OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	June 30,
	2017	2016
	(in millions)
Deferred client conversion and start-up costs	$162.4	$139.4
Deferred data center costs	40.1	43.1
Long-term investments	63.4	48.5
Long-term broker fees	24.2	12.4
Other (a)	26.4	18.4
Total	$316.4	$261.8
(a) On July 1, 2016, the Company adopted ASU 2015-03 on a retrospective basis and accordingly, the Consolidated Balance Sheet as of June 30, 2016 has been updated to reflect this new classification, which resulted in a decrease in Other non-current assets of $7.1 million, a decrease in Long-term debt, excluding current portion of $7.0 million and a decrease of $0.1 million in Current portion of long-term debt at June 30, 2016.

NOTE 11.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30,
	2017	2016
	(in millions)
Employee compensation and benefits	$221.2	$181.2
Accrued broker fees	79.5	65.4
Accrued taxes	80.2	49.9
Accrued dividend payable	37.9	34.9
Customer deposits	39.5	—
Other	37.1	20.7
Total	$495.3	$352.2

NOTE 12.	BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Par value at June 30, 2017	Carrying value at June 30, 2017	Carrying value at June 30, 2016 (a)	Unused Available Capacity	Fair Value at June 30, 2017
			(in millions)
Current portion of long-term debt
Fiscal 2007 Senior Notes	June 2017	$—	$—	$124.8	$—	$—
		$—	$—	$124.8	$—	$—

Long-term debt, excluding current portion
Fiscal 2017 Revolving Credit Facility	February 2022	$210.0	$210.0	$—	$790.0	$210.0
Fiscal 2014 Senior Notes	September 2020	400.0	397.9	397.2	—	419.1
Fiscal 2016 Senior Notes	June 2026	500.0	494.1	493.5	—	494.6
		$1,110.0	$1,102.1	$890.7	$790.0	$1,123.7

Total debt		$1,110.0	$1,102.1	$1,015.5	$790.0	$1,123.7
(a) On July 1, 2016, the Company adopted ASU 2015-03 on a retrospective basis and accordingly, the Consolidated Balance Sheet as of June 30, 2016 has been updated to reflect this new classification, which resulted in a decrease in Other non-current assets of $7.1 million, a decrease in Long-term debt, excluding current portion of $7.0 million and a decrease of $0.1 million in Current portion of long-term debt at June 30, 2016.

Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2018	2019	2020	2021	2022	Thereafter	Total
(in millions)	$—	$—	$—	$400.0	$210.0	$500.0	$1,110.0
Fiscal 2017 Revolving Credit Facility: On February 6, 2017, the Company entered into an amended and restated $1.0 billion five-year revolving credit facility (the “Fiscal 2017 Revolving Credit Facility”), which replaced the $750.0 million five-year revolving credit facility entered into during August 2014 (the “Fiscal 2015 Revolving Credit Facility”) (together the “Revolving Credit Facilities”). The Fiscal 2017 Revolving Credit Facility is comprised of a $900.0 million U.S. dollar tranche and a $100.0 million multicurrency tranche. At June 30, 2017, the Company had $210.0 million in outstanding borrowings and had unused available capacity of $790.0 million under the Fiscal 2017 Revolving Credit Facility.
The weighted-average interest rate on the Revolving Credit Facilities was 1.79%, 1.30% and 1.18% for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. The fair value of the variable-rate Fiscal 2017 Revolving Credit Facility borrowings at June 30, 2017 approximates carrying value and has been classified as a Level 2 financial liability.
Borrowings under the Fiscal 2017 Revolving Credit Facility can be made in tranches up to 360 days and bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2017 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, similar to the previous Fiscal 2015 Revolving Credit Facility. The annual facility fees for the Revolving Credit Facilities totaled $1.1 million and $1.0 million for the fiscal years ended June 30, 2017 and June 30, 2016, respectively. The Company incurred $1.8 million in costs to establish the Fiscal 2017 Revolving Credit Facility. As of June 30, 2017, $2.7 million of these costs remain to be amortized (including $0.2 million and $0.8 million of issuance costs from the Fiscal 2012 Revolving Credit Facility and Fiscal 2015 Revolving Credit Facility, respectively). Such costs are capitalized in Other non-current assets in the Consolidated Balance Sheets and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the term of this facility.
The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2017 Revolving Credit Facility at any time. The Fiscal 2017 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At June 30, 2017, the Company is in compliance with the financial covenants of the Fiscal 2017 Revolving Credit Facility.

Fiscal 2007 Senior Notes: In May 2007, the Company completed an offering of $250.0 million in aggregate principal amount of senior notes (the “Fiscal 2007 Senior Notes”). During the fiscal year ended June 30, 2009, the Company purchased $125.0 million principal amount of the Fiscal 2007 Senior Notes (including $1.0 million unamortized bond discount) pursuant to a cash tender offer for such notes. On June 1, 2017 the Company repaid in full the $125.0 million in Fiscal 2007 Senior Notes that were outstanding at their maturity date, using available cash.
The Company incurred $1.9 million in debt issuance costs to establish the Fiscal 2007 Senior Notes. These costs were capitalized and amortized to Interest expense, net on a straight-line basis over the ten year term. At June 30, 2016, the costs remaining to be amortized related to the Fiscal 2007 Senior Notes was $0.1 million and was presented as a direct deduction from the carrying value of the Fiscal 2007 Senior Notes. The fair value of the fixed-rate Fiscal 2007 Senior Notes at June 30, 2016 was $129.1 million based on quoted market prices and was previously classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1st and September 1st of each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At June 30, 2017, the Company is in compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to Interest expense, net on a straight-line basis over the seven-year term. As of June 30, 2017 and June 30, 2016, $1.9 million and $2.5 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2014 Senior Notes. The fair value of the fixed-rate Fiscal 2014 Senior Notes at June 30, 2017 and 2016 was $419.1 million and $427.6 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2017, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.5 million in debt issuance costs to establish the Fiscal 2016 Senior Notes. These costs have been capitalized and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. As of June 30, 2017 and June 30, 2016, $4.0 million and $4.5 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2016 Senior Notes. The fair value of the fixed-rate Fiscal 2016 Senior Notes at June 30, 2017 and June 30, 2016 was $494.6 million and $507.9 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2017 Revolving Credit Facility, Fiscal 2014 Senior Notes, and Fiscal 2016 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of June 30, 2017 and 2016, respectively, there were no outstanding borrowings under these lines of credit.

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
Stock Options: Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant. Stock options are generally issued under a graded vesting schedule, meaning that they vest ratably over four years, and have a term of 10 years. A portion of the stock options granted in fiscal year 2014 have a cliff vesting schedule meaning that they vest in four years from the grant date and have a term of 10 years. Compensation expense for stock options under a graded vesting schedule is recognized over the requisite service period for each separately vesting portion of the stock option award. Compensation expense for stock options under a cliff vesting schedule is recognized equally over the four year vesting period with 25 percent of the cost recognized over each 12 month period net of estimated forfeitures.
Time-based Restricted Stock Units: The Company has a time-based restricted stock unit (“RSU”) program under which RSUs representing the right to receive one share of the Company’s common stock for each vested RSU are granted. Time-based RSUs typically vest two and one-half years from the date of grant. The Company records stock compensation expense for time-based RSUs net of estimated forfeitures on a straight-line basis over the vesting period.
Performance-based Restricted Stock Units: The Company has a performance-based RSU program under which RSUs representing the right to receive one share of the Company’s common stock for each vested RSU are granted. RSUs vest upon the achievement by the Company of specific performance metrics. The Company records stock compensation expense for performance-based RSUs net of estimated forfeitures on a straight-line basis over the performance period, plus a subsequent vesting period, which typically totals approximately two and one-half years from the date of grant.
The activity related to the Company’s incentive equity awards for the fiscal years ended June 30, 2017, 2016 and 2015 consisted of the following:

	Stock Options		Time-based RSUs		Performance-based RSUs
	Number of Options	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balances at July 1, 2014	9,847,291	$23.73	1,866,408	$25.69	662,282	$26.30
Granted	1,075,759	50.10	748,582	39.66	254,440	35.89
Exercised (a)	(3,140,921)	19.79	—	—	—	—
Vesting of RSUs (b)	—	—	(945,506)	21.89	(357,515)	21.29
Expired/forfeited	(108,182)	26.49	(143,024)	29.81	(11,342)	30.27
Balances at June 30, 2015	7,673,947	$29.00	1,526,460	$34.51	547,865	$33.94
Granted	679,995	52.51	574,889	52.28	262,292	50.79
Exercised (a)	(1,192,266)	20.83	—	—	—	—
Vesting of RSUs (b)	—	—	(758,964)	31.30	(264,868)	30.30
Expired/forfeited	(102,609)	34.32	(139,489)	40.45	(76,773)	23.43
Balances at June 30, 2016	7,059,067	$32.57	1,202,896	$44.34	468,516	$47.15
Granted	568,465	67.15	531,301	64.38	225,731	64.52
Exercised (a)	(2,384,449)	25.44	—	—	—	—
Vesting of RSUs (b)	—	—	(586,617)	40.00	(171,082)	38.50
Expired/forfeited	(105,442)	36.13	(72,987)	53.74	(52,303)	50.38
Balances at June 30, 2017 (c)	5,137,641	$39.63	1,074,593	$55.98	470,862	$58.26

(a)	Stock options exercised during the fiscal years ended June 30, 2017, 2016 and 2015 had intrinsic values of $104.7 million, $41.3 million and $86.2 million, respectively.

(b)
Time-based RSUs that vested during the fiscal years ended June 30, 2017, 2016 and 2015 had a total fair value of $39.8 million, $44.9 million and $51.5 million, respectively. Performance-based RSUs that vested during the fiscal years ended June 30, 2017, 2016 and 2015 had a total fair value of $11.6 million, $15.6 million and $19.2 million, respectively.

(c)
As of June 30, 2017, the Company’s outstanding stock options using the fiscal year-end share price of $75.56 (approximately 5.1 million shares) had an aggregate intrinsic value of $184.6 million. As of June 30, 2017, the Company’s outstanding “in the money” vested stock options using the fiscal year-end share price of $75.56 (approximately 2.7 million shares) had an aggregate intrinsic value of $121.7 million. As of June 30, 2017, time-based RSUs and performance-based

RSUs expected to vest using the fiscal year-end share price of $75.56 (approximately 1.0 million and 0.4 million shares, respectively) had an aggregate intrinsic value of $76.2 million and $33.8 million, respectively.
The tables below summarize information regarding the Company’s outstanding and exercisable stock options as of June 30, 2017:

	Outstanding Options
	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions) (a)
Range of Exercise Prices
$0.01 to $20.00	186,895	1.45	$16.64
$20.01 to $40.00	2,878,142	5.60	$29.59
$40.01 to $60.00	1,504,139	8.02	$51.27
$60.01 to $70.00	568,465	9.61	$67.15
	5,137,641	6.60	$39.63	$184.6

	Exercisable Options
Range of Exercise Prices	Options Exercisable	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions) (a)
$0.01 to $20.00	186,895	1.45	$16.64
$20.01 to $40.00	1,932,907	5.11	$25.99
$40.01 to $60.00	583,304	7.87	$50.79
$60.01 to $70.00	40,048	9.39	$64.89
	2,743,154	5.51	$31.19	$121.7
(a) Calculated using the closing stock price on the last trading day of fiscal year 2017 of $75.56, less the option exercise price, multiplied by the number of instruments.
Stock-based compensation expense of $46.1 million, $43.1 million, and $38.6 million was recognized in the Consolidated Statements of Earnings for the fiscal years ended June 30, 2017, 2016 and 2015, respectively, as well as related tax benefits of $15.9 million, $15.4 million, and $14.5 million, respectively.
As of June 30, 2017, the total remaining unrecognized compensation cost related to non-vested stock options and RSU awards amounted to $10.0 million and $41.9 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.2 years and 1.5 years, respectively.
In April 2013, the Company began reissuing treasury stock to satisfy stock option exercises and issuances under the Company’s RSU awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs. The Company repurchased 4.6 million shares in fiscal year 2017 under our share repurchase program as compared to 1.7 million shares repurchased in fiscal year 2016, which excludes shares withheld by the Company to cover payroll taxes on the vesting of RSU awards, which are also accounted for as treasury stock. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.
The following table presents the assumptions used to determine the fair values of the stock option grants using the Binomial options pricing model during the fiscal years ended June 30, 2017, 2016 and 2015:

	Fiscal Year Ended June 30, 2017	Fiscal Year Ended June 30, 2016	Fiscal Year Ended June 30, 2015
Graded Vesting
Risk-free interest rate	2.1%	1.4%	1.8%
Dividend yield	2.0%	2.3%	2.1%
Weighted-average volatility factor	23.1%	26.7%	24.2%
Weighted-average expected life (in years)	6.5	6.5	6.9
Weighted-average fair value (in dollars)	$13.74	$10.82	$10.21

NOTE 14.	EMPLOYEE BENEFIT PLANS
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
The costs recorded by the Company for these plans were:

	Years ended June 30,
	2017	2016	2015
	(in millions)
401(k) savings plan	$35.2	$27.3	$24.9
ERSP	1.8	1.2	0.4
Total	$37.0	$28.5	$25.3
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
The amounts charged to expense by the Company for these plans were:

	Years ended June 30,
	2017	2016	2015
	(in millions)
SORP	$3.6	$3.2	$2.7
SERP	0.7	0.6	0.6
Total	$4.3	$3.8	$3.3
The benefit obligation to the Company under these plans at June 30, 2017, 2016 and 2015 was:

	Years ended June 30,
	2017	2016	2015
	(in millions)
SORP	$35.4	$30.0	$25.3
SERP	4.3	3.6	2.7
Total	$39.7	$33.6	$28.0

C. Other Post-retirement Benefit Plan. The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The plan is currently unfunded.
The amounts charged to expense by the Company for this plan were:

	Years ended June 30,
	2017	2016	2015
	(in millions)
Executive Retiree Health Insurance Plan	$0.3	$0.3	$0.2
The benefit obligation to the Company under this plan at June 30, 2017, 2016 and 2015 was:

	Years ended June 30,
	2017	2016	2015
	(in millions)
Executive Retiree Health Insurance Plan	$4.9	$4.2	$3.9

NOTE 15.	INCOME TAXES
Earnings before income taxes shown below are based on the geographic location to which such earnings are attributable.

	Years Ended June 30,
	2017	2016	2015
	(in millions)
Earnings before income taxes:
U.S.	$398.6	$389.2	$365.4
Foreign	89.5	79.7	73.5
Total	$488.1	$468.9	$438.9
The Provision for income taxes consists of the following components:

	Years Ended June 30,
	2017	2016	2015
	(in millions)
Current:
U.S. Domestic	$138.2	$134.9	$120.8
Foreign	24.8	23.9	19.8
State	13.0	8.5	10.6
Total current	176.0	167.3	151.2
Deferred:
U.S. Domestic	(7.9)	(7.4)	4.5
Foreign	(4.2)	(0.4)	(0.9)
State	(2.5)	1.9	(3.0)
Total deferred	(14.7)	(5.9)	0.6
Total Provision for income taxes	$161.4	$161.4	$151.8

	Years Ended June 30,
	2017	%	2016	%	2015	%
	(in millions)
Provision for income taxes at U.S. statutory rate	$170.8	35.0	$164.1	35.0	$153.6	35.0
Increase (decrease) in Provision for income taxes from:
State taxes, net of federal tax	6.7	1.4	7.0	1.5	5.8	1.3
Foreign taxes	(6.9)	(1.4)	(5.6)	(1.2)	(5.1)	(1.2)
Valuation allowances	(0.6)	(0.1)	(0.3)	(0.1)	(0.9)	(0.2)
Non taxable investment gain	(3.3)	(0.7)	—	—	—	—
Other	(5.3)	(1.1)	(3.8)	(0.7)	(1.6)	(0.3)
Total Provision for income taxes	$161.4	33.1	$161.4	34.4	$151.8	34.6
The Provision for income taxes and effective tax rates for the fiscal year ended June 30, 2017 were $161.4 million and 33.1%, compared to $161.4 million and 34.4%, for the fiscal year ended June 30, 2016, respectively. The effective tax for the fiscal year ended June 30, 2017 was impacted by the recognition of the non-cash, nontaxable $9.3 million MAL investment gain. Excluding that investment gain, the effective tax rate for the fiscal year ended June 30, 2017 was 33.7%. In addition to the tax benefit from the MAL investment gain, the effective tax rate also declined as a result of a $2.2 million increase in the current year accrual for the Section 199 domestic production activities deduction relating to prior tax years. The effective tax rate was also positively impacted by approximately 20 basis points due to a more favorable mix of geographical income.
The Provision for income taxes and the effective tax rates for the fiscal year ended June 30, 2016 were $161.4 million and 34.4%, respectively, compared to $151.8 million and 34.6%, for the fiscal year ended June 30, 2015, respectively. The decrease in the effective tax rate was primarily attributable to a greater recognition of tax benefits in the fiscal year 2016 annualized effective tax rate for the current year federal research and development (R&D) tax credit and the Section 199 domestic production activities deduction (the Section 199 deduction) compared to the recognition of such tax benefits in the annualized rate for fiscal year 2015. The additional benefits in the fiscal year 2016 annualized tax rate for the R&D tax credit and the Section 199 deduction compared to fiscal year 2015 resulted in a decrease in the rate of approximately 34 basis points. In addition, the Company recognized more cumulative discrete tax benefits in fiscal year 2016 compared to fiscal year 2015, yielding an additional benefit of approximately 2 basis points to the rate. The cumulative discrete tax benefits in fiscal year 2016 related primarily to larger discrete tax benefits for prior years US federal R&D tax credits and the prior year Section 199 deduction. The gross tax benefit of approximately 36 basis points from the greater recognition in fiscal year 2016 for tax benefits in the annualized rate and excess cumulative discrete items compared to fiscal year 2015 was partially offset by the recognition in fiscal year 2015 of additional US federal tax expense (a decrease of approximately 16 basis points to the rate) attributable to a one-time dividend from a foreign affiliate that was a party to a legal entity reorganization. In fiscal year 2016, the Company’s foreign earnings were approximately 17% of total company earnings before income taxes as compared to fiscal year 2015 when the Company’s foreign earnings were also approximately 17% of total company earnings before income taxes. The geographical mix of income may impact the effective tax rate in future periods as the geographical mix of the Company’s business changes.
As of June 30, 2017, the Company had approximately $430.4 million of accumulated earnings attributable to foreign subsidiaries. The Company considers such earnings as permanently reinvested outside the U.S. and, therefore, provides no additional taxes that could occur upon repatriation. It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2017 and 2016 were as follows:

	June 30,
	2017	2016
	(in millions)
Classification:
Current deferred tax assets (included in Other current assets)	$26.1	$19.3
Long-term deferred tax assets (included in Other non-current assets)	2.7	1.5
Current deferred tax liabilities (included in Accrued expenses and other current liabilities)	(0.8)	(0.8)
Long-term deferred tax liabilities	(82.0)	(61.6)
Net deferred tax liabilities	$(54.0)	$(41.6)
Components:
Deferred tax assets:
Accrued expenses not currently deductible	$5.6	$4.0
Depreciation	18.8	21.1
Compensation and benefits not currently deductible	70.3	56.0
Net operating and capital losses	20.4	21.6
Tax credits	4.4	4.8
Other	6.8	5.1
Total deferred tax assets	126.3	112.6
Less: Valuation allowances	(9.3)	(9.8)
Deferred tax assets, net	117.0	102.8
Deferred tax liabilities:
Goodwill and identifiable intangibles	141.4	120.3
Net deferred expenses	20.2	16.5
Other	9.4	7.6
Deferred tax liabilities	171.0	144.4
Net deferred tax liabilities	$(54.0)	$(41.6)
The Company has estimated foreign net operating loss carryforwards of approximately $14.8 million as of June 30, 2017 of which $1.3 million expires in 2018 through 2027 and of which $13.5 million has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $26.4 million, which expire in 2018 through 2030.
Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $9.3 million and $9.8 million at June 30, 2017 and 2016, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income require significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.

In the next twelve months, the Company does not expect a material change to its net reserve balance for unrecognized tax benefits.
The following table summarizes the activity related to the Company’s gross unrecognized tax positions:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in millions)
Beginning balance	$18.2	$24.4	$26.6
Gross increase related to prior period tax positions	0.6	0.6	0.5
Gross increase related to current period tax positions	2.7	2.6	2.4
Gross decrease related to prior period tax positions	(2.8)	(9.4)	(5.1)
Ending balance	$18.7	$18.2	$24.4
As of June 30, 2017, 2016 and 2015 the net reserve for unrecognized tax positions recorded by the Company that is included in the preceding table of gross unrecognized tax positions, was $13.4 million, $12.9 million, and $12.7 million respectively, and if reversed in full, would favorably affect the effective tax rate by these amounts, respectively.
The $2.8 million, $9.4 million and $5.1 million gross decreases in fiscal years 2017, 2016 and 2015, respectively, for prior period tax positions related to certain tax audit settlements and certain state, federal and foreign statute of limitation expirations.
During the fiscal year ended June 30, 2017, the Company adjusted accrued interest by approximately $(0.2) million as a result of a favorable audit settlement and recognized a total liability of $3.2 million; in the fiscal year ended June 30, 2016, the Company adjusted accrued interest by approximately $(0.3) million as a result of a favorable audit settlement and recognized a total liability of $3.4 million; in the fiscal year ended June 30, 2015 the Company accrued approximately $0.1 million and recognized a total liability of $5.0 million for penalties and interest.
The Company is regularly subject to examination of its income tax returns by U.S. Federal, state and foreign income tax authorities. The tax years that are currently open and could be subject to income tax audits for U.S. federal and most state and local jurisdictions are fiscal years ending June 30, 2014 through June 30, 2017, and for Canadian operations that could be subject to audit in Canada, fiscal years ending June 30, 2013 through June 30, 2017. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements.

NOTE 16.	CONTRACTUAL COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at June 30, 2017 are $392.5 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at June 30, 2017 are $29.3 million through fiscal year 2024, the final year of the contract.
The following table summarizes the total expenses related to these agreements:

	Years ended June 30,
	2017	2016	2015
	(in millions)
IT Services Agreement	$99.3	$98.5	$95.3
EU IT Services Agreement	5.5	7.5	4.6
Total expenses	$104.8	$106.0	$99.9
The Company has capitalized $62.0 million, including $2.6 million in fiscal year 2017, related to the build-out of the IBM data center in Other non-current assets, with a net book value of $36.8 million at June 30, 2017. The Company capitalized $5.3 million related to the build-out of the IBM UK data center in Other non-current assets, with a net book value of $3.3 million at June 30, 2017. The asset balance declined by $0.6 million due to the impact of foreign exchange during the fiscal year ended June 30, 2017.
The following table summarizes the total amortization expense of capitalized costs related to these agreements:

	Years ended June 30,
	2017	2016	2015
	(in millions)
IT Services Agreement	$(4.6)	$(4.3)	$(5.1)
EU IT Services Agreement	(0.4)	(0.6)	(0.4)
Total expenses	$(5.0)	$(4.8)	$(5.5)
Equity Method Investment
The Company contributed $6.0 million and $4.9 million to an equity method investment during the fiscal years ended June 30, 2017 and 2016, respectively, and has a remaining commitment of $2.8 million to fund this investment at June 30, 2017.
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
The following table summarizes the total expenses related to these agreements:

	Years ended June 30,
	2017	2016	2015
	(in millions)
Data center expenses	$104.8	$106.0	$99.9
Facilities and equipment leases	50.3	38.1	36.5
Software license agreements	32.0	26.5	24.8
Software/hardware maintenance agreements	63.2	53.3	48.9
Total expenses	$250.3	$223.9	$210.1
The minimum commitments under these obligations at June 30, 2017 as follows, which includes the aforementioned IT Services Agreement, EU IT Services Agreement and Inveshare technology purchase:

Years Ending June 30,	(in millions)
2018	$123.8
2019	148.6
2020	102.0
2021	88.8
2022	85.4
Thereafter	267.1
$815.7
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
As of June 30, 2017, the Company had an outstanding letter of credit for $1.6 million. This letter of credit was issued in May 2007 to guarantee certain claim payments to a third-party insurance company in the event the Company does not pay its portion of the claims. No amounts were drawn on this letter of credit.
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of June 30, 2017 and 2016.
In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
Our business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), a wholly-owned indirect subsidiary, which is a broker-dealer registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”), which requires BBPO to maintain a minimum amount of net capital. At June 30, 2017, BBPO was in compliance with this capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires that BBPO maintain a minimum amount of net capital. At June 30, 2017, BBPO was in compliance with this capital requirement.
In addition, Matrix Trust Company, a wholly-owned indirect subsidiary, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At June 30, 2017, Matrix Trust Company was in compliance with its capital requirements.
NOTE 17. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss):

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2014	$13.6	$1.9	$(5.2)	$10.3
Other comprehensive income/(loss) before reclassifications	(30.2)	0.1	(1.4)	(31.5)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.3	0.3
Balances at June 30, 2015	$(16.6)	$2.0	$(6.3)	$(20.9)
Other comprehensive income/(loss) before reclassifications	(15.4)	(0.7)	(1.6)	(17.7)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.4	0.4
Balances at June 30, 2016	$(31.9)	$1.3	$(7.6)	$(38.2)
Other comprehensive income/(loss) before reclassifications	(17.0)	1.0	(2.2)	(18.2)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.6	0.6
Balances at June 30, 2017	$(48.9)	$2.3	$(9.2)	$(55.8)
The following table summarizes the reclassifications out of accumulated other comprehensive income/(loss):

	Years Ended June 30,
	2017	2016	2015
	(in millions)
Pension and Post-retirement liabilities:
Amortization of loss reclassified into Selling, general and administrative expenses	$1.0	$0.6	$0.5
Tax income	(0.4)	(0.2)	(0.2)
Amortization of loss, net of tax	$0.6	$0.4	$0.3

NOTE 18.	FINANCIAL DATA BY SEGMENT
The Company operates in two reportable segments: Investor Communication Solutions and Global Technology and Operations. See Note 1, “Basis of Presentation” for a further description of the Company’s reportable segments.
The primary components of “Other” are certain gains, losses, corporate overhead expenses and non-operating expenses that have not been allocated to the reportable segments, such as interest expense. Foreign currency exchange is a reconciling item between the actual foreign currency exchange rates and the constant foreign currency exchange rates used for internal management reporting.
Certain corporate expenses, as well as certain centrally managed expenses, are allocated based upon budgeted amounts in a reasonable manner. Because the Company compensates the management of its various businesses on, among other factors, segment profit, the Company may elect to record certain segment-related operating and non-operating expense items in Other rather than reflect such items in segment profit.
Effective in the first quarter of fiscal year 2017, the Company adopted FASB ASU No. 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company has applied this guidance on a retrospective basis and accordingly, the Consolidated Balance Sheets as of June 30, 2016 and 2015, respectively, have been updated to reflect this new classification.

	Investor Communication Solutions	Global Technology and Operations	Other	Foreign Currency Exchange	Total
	(in millions)
Year ended June 30, 2017
Revenues	$3,421.4	$802.7	$—	$(81.5)	$4,142.6
Earnings (loss) before income taxes	421.0	169.6	(110.5)	8.1	488.1
Assets	1,989.0	828.3	332.4	—	3,149.8
Capital expenditures	34.1	10.7	40.5	—	85.4
Depreciation and amortization	48.7	8.7	11.1	—	68.6
Amortization of acquired intangibles	62.7	9.9	—	—	72.6
Amortization of other assets	12.4	14.9	4.6	—	31.9
Year ended June 30, 2016
Revenues	$2,220.4	$738.0	$—	$(61.4)	$2,897.0
Earnings (loss) before income taxes	409.1	135.4	(79.0)	3.4	468.9
Assets	1,475.2	712.0	685.5	—	2,872.7
Capital expenditures	40.7	5.8	11.2	—	57.7
Depreciation and amortization	30.7	11.1	10.9	—	52.6
Amortization of acquired intangibles	26.7	5.1	—	—	31.8
Amortization of other assets	6.6	15.7	4.3	—	26.6
Year ended June 30, 2015
Revenues	$2,030.2	$692.5	$—	$(28.5)	$2,694.2
Earnings (loss) before income taxes	381.4	120.3	(73.5)	10.7	438.9
Assets	1,346.9	786.1	231.8	—	2,364.8
Capital expenditures	34.9	6.6	6.9	—	48.4
Depreciation and amortization	27.8	12.7	8.8	—	49.3
Amortization of acquired intangibles	20.2	5.1	—	—	25.3
Amortization of other assets	6.9	17.7	5.1	—	29.7
Revenues and assets by geographic area are as follows:

	United States	Canada	United Kingdom	Other	Total
	(in millions)
Year ended June 30, 2017
Revenues	$3,771.9	$251.4	$92.1	$27.3	$4,142.6
Assets	$2,579.1	$237.9	$238.1	$94.7	$3,149.8
Year ended June 30, 2016
Revenues	$2,582.1	$213.7	$78.3	$23.0	$2,897.0
Assets	$2,424.9	$171.6	$202.5	$73.7	$2,872.7
Year ended June 30, 2015
Revenues	$2,368.6	$224.5	$69.8	$31.3	$2,694.2
Assets	$1,943.7	$174.5	$163.2	$83.3	$2,364.8

NOTE 19.	QUARTERLY FINANCIAL RESULTS (UNAUDITED)
Summarized quarterly results of operations for the fiscal years ended June 30, 2017 and 2016 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Total
	(in millions, except per share amounts)
Year ended June 30, 2017
Revenues	$895.3	$892.6	$1,008.9	$1,345.7	$4,142.6
Gross profit	177.4	184.9	235.2	435.6	1,033.0
Operating income	66.0	58.8	109.7	297.0	531.6
Earnings before income taxes	51.5	45.7	106.3	284.7	488.1
Net earnings	33.7	30.1	75.9	187.1	326.8
Basic EPS	0.28	0.25	0.64	1.60	2.77
Diluted EPS	0.28	0.25	0.63	1.57	2.70
Year ended June 30, 2016
Revenues	$594.7	$638.9	$688.8	$974.5	$2,897.0
Gross profit	156.1	174.4	202.3	388.2	921.2
Operating income	59.1	70.2	100.6	270.3	500.3
Earnings before income taxes	51.7	61.3	93.4	262.5	468.9
Net earnings	33.5	40.2	63.7	170.1	307.5
Basic EPS	0.28	0.34	0.54	1.44	2.60
Diluted EPS	0.28	0.33	0.52	1.40	2.53

NOTE 20. SUBSEQUENT EVENTS
On August 9, 2017, our Board of Directors increased our quarterly cash dividend by $0.035 per share to $0.365 per share, an increase in our expected annual dividend amount from $1.32 to $1.46 per share. However, the declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.

*    *    *    *    *    *     *

Broadridge Financial Solutions, Inc.
Schedule II—Valuation and Qualifying Accounts
($ in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Fiscal year ended June 30, 2017:
Allowance for doubtful accounts	$2,257	$2,339	$(896)	$3,700
Deferred tax valuation allowance	$9,844	$—	$(544)	$9,300
Fiscal year ended June 30, 2016:
Allowance for doubtful accounts	$3,843	$496	$(2,082)	$2,257
Deferred tax valuation allowance	$9,200	$644	$—	$9,844
Fiscal year ended June 30, 2015:
Allowance for doubtful accounts	$3,276	$1,199	$(632)	$3,843
Deferred tax valuation allowance	$10,900	$—	$(1,700)	$9,200

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.	Controls and Procedures.
Management Report
Attached as Exhibits 31.1 and 31.2 to this Form 10-K are certifications of Broadridge’s President and Chief Executive Officer, and Chief Financial Officer, which are required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section should be read in conjunction with the Deloitte & Touche LLP audit and attestation of the Company’s internal control over financial reporting that appears in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K and is hereby incorporated herein by reference.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, and Chief Financial Officer as of June 30, 2017, evaluated the effectiveness of our disclosure controls as defined in Rule 13a-15(e) under the Exchange Act. The President and Chief Executive Officer, and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2017 were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer, and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Management’s Report on Internal Control over Financial Reporting
It is the responsibility of Broadridge’s management to establish and maintain effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance to Broadridge’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles.
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
Management has performed an assessment of the effectiveness of Broadridge’s internal control over financial reporting as of June 30, 2017 based upon criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management excluded from its assessment the internal control over financial reporting for the North American Customer Communications business acquired from DST Systems, Inc. on July 1, 2016 and whose financial statements constitute 16% of total assets and 26% of total revenues of Broadridge’s consolidated financial statement amounts as of and for the year ended June 30, 2017. This business will be in scope for management’s assessment as of June 30, 2018. Based on this assessment, management determined that Broadridge’s internal control over financial reporting was effective as of June 30, 2017.
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

/S/ RICHARD J. DALY
Richard J. Daly
President and Chief Executive Officer

/S/ JAMES M. YOUNG
James M. Young
Vice President, Chief Financial Officer
Lake Success, New York
August 10, 2017
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

PART III.

ITEM 10.	Directors. Executive Officers and Corporate Governance.
We incorporate by reference the information responsive to this Item appearing in our definitive proxy statement to be filed within 120 days after the fiscal year ended June 30, 2017 (the “Proxy Statement”).

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
Date: August 10, 2017

BROADRIDGE FINANCIAL SOLUTIONS, INC.

By:	/s/ RICHARD J. DALY
Name:	Richard J. Daly
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD J. DALY	President and Chief Executive Officer and Director (Principal Executive Officer)	August 10, 2017
Richard J. Daly

/S/ JAMES M. YOUNG	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	August 10, 2017
James M. Young

/S/ LESLIE A. BRUN	Chairman of the Board	August 10, 2017
Leslie A. Brun

/S/ ROBERT N. DUELKS	Director	August 10, 2017
Robert N. Duelks

/S/ RICHARD J. HAVILAND	Director	August 10, 2017
Richard J. Haviland

/S/ BRETT A. KELLER	Director	August 10, 2017
Brett A. Keller

/S/ STUART R. LEVINE	Director	August 10, 2017
Stuart R. Levine

/S/ MAURA A. MARKUS	Director	August 10, 2017
Maura A. Markus

/S/ THOMAS J. PERNA	Director	August 10, 2017
Thomas J. Perna

/S/ ALAN J. WEBER	Director	August 10, 2017
Alan J. Weber

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

2.1
Purchase Agreement, dated June 14, 2016, by and among DST Systems, Inc., DST Canada Holdings, Inc., DST Output, LLC, DST Output Canada, ULC, Broadridge Output Solutions, Inc., Broadridge Investor Communications Corporation, and Broadridge Financial Solutions, Inc. (incorporate by reference to Form 8-K filed on June 14, 2016).(2)

3.1	Certificate of Incorporation of Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 2, 2007).

3.2	Amended and Restated By-laws of Broadridge Financial Solutions, Inc. amended as of July 6, 2017 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on July 11, 2017).

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

10.11	Broadridge Financial Solutions, Inc. Supplemental Executive Retirement Plan (“SERP”) (incorporated by reference to Exhibit 10.31 to Form 10-K/A filed on October 27, 2010).

10.12	Amendment to the Broadridge Financial Solutions, Inc. Supplemental Executive Retirement Plan, effective February 2, 2017 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 10, 2017).
10.13
Broadridge Financial Solutions, Inc. Executive Deferred Compensation Plan (Amended and Restated effective June 15, 2011) (incorporated by reference to Exhibit 10.32 to Form 10-K filed on August 12, 2011).

10.14
Amendment No. 3 to the Information Technology Services Agreement, dated as of April 15, 2011, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.33 to Form 10-K filed on August 12, 2011).

10.15
Amendment No. 5 to the Information Technology Services Agreement, dated as of June 11, 2011, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.34 to Form 10-K filed on August 12, 2011). (3)

10.16	Officer Severance Plan dated September 16, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2011).

10.17
Credit Agreement dated September 22, 2011, among Broadridge Financial Solutions, Inc., as Borrower, the Lenders Party thereto, JPMorgan Chase, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 23, 2011).

10.18
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

10.20
Amendment No. 2, dated September 19, 2013, to the Change in Control Enhancement Agreement, dated as of March 29, 2007 and amended effective December 31, 2008, between Broadridge Financial Solutions, Inc. and John Hogan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 20, 2013).

10.21	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan, Amended and Restated effective November 14, 2013 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 15, 2013).

10.22
Amended and Restated Credit Agreement, dated as of February 6, 2017, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 7, 2017).

10.23	Broadridge Executive Retirement and Savings Plan (“ERSP”), adopted August 1, 2014, effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 6, 2014).

10.24	Amendment No. 1 to the Broadridge Executive Retirement and Savings Plan, effective January 1, 2015.

10.25	Amendment No. 2 to the Broadridge Executive Retirement and Savings Plan, effective November 18, 2016 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on February 8, 2017).
10.26
Amendment to the Broadridge Executive Deferred Compensation Program (“EDCP”), adopted August 1, 2014, effective December 31, 2014 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 6, 2014).

10.27
Amendment to the Broadridge Financial Solutions, Inc. Supplemental Officers Retirement Plan (“SORP”), effective February 2, 2017 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 10, 2017)

10.28
Amendment No. 12 to the Information Technology Services Agreement, dated as of March 31, 2015, by and between International Business Machines Corporation and Broadridge Financial Solutions Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 8, 2015).

Exhibit Number	Description of Exhibit(1)
12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics for the Company’s Principal Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 99.1 to Form 8-K filed on August 2, 2007).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of earnings for the fiscal years ended June 30, 2017, 2016 and 2015, (ii) consolidated statements of comprehensive income for the fiscal years ended June 30, 2017, 2016 and 2015, (iii) consolidated balance sheets as of June 30, 2017, and 2016, (iv) consolidated statements of cash flows for the fiscal years ended June 30, 2017, 2016 and 2015, (v) consolidated statements of stockholders’ equity for the fiscal years ended June 30, 2017, 2016 and 2015, and (vi) the notes to the Consolidated Financial Statements.

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