Form 10-Q
period 2017-09-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2017-11-08
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 31, 2017, was 116,552,497 shares.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended September 30,
		2017	2016
Revenues		$924.8	$895.3
Operating expenses:
Cost of revenues		726.6	717.9
Selling, general and administrative expenses		113.8	111.3
Total operating expenses		840.3	829.3
Operating income		84.4	66.0
Interest expense, net	(Note 4)	9.4	10.4
Other non-operating (income) expenses, net	(Note 5)	0.7	4.2
Earnings before income taxes		74.3	51.5
Provision for income taxes	(Note 12)	24.4	17.9
Net earnings		$49.9	$33.7

Basic earnings per share		$0.43	$0.28
Diluted earnings per share		$0.42	$0.28

Weighted-average shares outstanding:
Basic	(Note 3)	116.5	118.5
Diluted	(Note 3)	119.8	121.6
Dividends declared per common share		$0.365	$0.33

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Net earnings	$49.9	$33.7
Other comprehensive income (loss), net:
Foreign currency translation adjustments	18.3	(11.3)
Net unrealized gains (losses) on available-for-sale securities, net of taxes of $(0.2) and $(0.3) for the three months ended September 30, 2017 and 2016, respectively	0.3	0.5
Pension and post-retirement liability adjustment, net of taxes of $(0.1) and $(0.1) for the three months ended September 30, 2017 and 2016, respectively	0.2	0.1
Total other comprehensive income (loss), net	18.8	(10.7)
Comprehensive income	$68.7	$23.0

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		September 30, 2017	June 30, 2017
Assets
Current assets:
Cash and cash equivalents		$288.8	$271.1
Accounts receivable, net of allowance for doubtful accounts of $4.8 and $3.7, respectively		624.4	589.5
Other current assets		121.2	129.0
Total current assets		1,034.3	989.6
Property, plant and equipment, net		207.6	198.1
Goodwill		1,177.3	1,159.3
Intangible assets, net		469.9	486.4
Other non-current assets	(Note 8)	335.5	316.4
Total assets		$3,224.5	$3,149.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$157.3	$167.2
Accrued expenses and other current liabilities	(Note 9)	331.0	495.3
Deferred revenues		121.1	82.4
Total current liabilities		609.4	744.9
Long-term debt	(Note 10)	1,292.4	1,102.1
Deferred taxes		58.2	82.0
Deferred revenues		75.4	74.3
Other non-current liabilities		151.1	142.7
Total liabilities		2,186.6	2,146.0
Commitments and contingencies	(Note 13)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 116.5 and 116.5 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		995.7	987.6
Retained earnings		1,477.0	1,469.4
Treasury stock, at cost: 37.9 and 38.0 shares, respectively		(1,399.3)	(1,398.9)
Accumulated other comprehensive loss	(Note 14)	(37.1)	(55.8)
Total stockholders’ equity		1,037.9	1,003.8
Total liabilities and stockholders’ equity		$3,224.5	$3,149.8

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net earnings	$49.9	$33.7
Adjustments to reconcile Net earnings to Net cash flows provided by operating activities:
Depreciation and amortization	19.4	17.5
Amortization of acquired intangibles and purchased intellectual property	19.4	12.8
Amortization of other assets	11.1	9.5
Stock-based compensation expense	8.5	8.8
Deferred income taxes	(5.1)	(7.8)
Excess tax benefits from stock-based compensation awards	—	(20.9)
Other	(2.1)	0.2
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Decrease (increase) in Accounts receivable, net	(32.1)	44.4
Increase in Other current assets	(18.0)	(27.5)
Decrease in Accounts payable	(3.0)	(7.9)
Decrease in Accrued expenses and other current liabilities	(162.5)	(118.5)
Increase (decrease) in Deferred revenues	37.7	(11.7)
Non-current assets and liabilities:
Increase in Other non-current assets	(24.6)	(27.1)
Increase in Other non-current liabilities	8.1	7.3
Net cash flows used in operating activities	(93.3)	(87.4)
Cash Flows From Investing Activities
Capital expenditures	(29.7)	(7.2)
Software purchases and capitalized internal use software	(6.3)	(7.6)
Acquisitions, net of cash acquired	(3.7)	(402.0)
Purchase of intellectual property	—	(90.0)
Equity method investment	(1.5)	(1.6)
Net cash flows used in investing activities	(41.2)	(508.4)
Cash Flows From Financing Activities
Proceeds from Long-term debt	190.0	110.0
Excess tax benefits from stock-based compensation awards	—	20.9
Dividends paid	(37.9)	(35.5)
Purchases of Treasury stock	(2.3)	(40.0)
Proceeds from exercise of stock options	1.8	41.4
Costs related to issuance of bonds	—	(0.7)
Other financing activities	(5.5)	—
Net cash flows provided by financing activities	146.1	96.1
Effect of exchange rate changes on Cash and cash equivalents	6.0	(0.7)
Net change in Cash and cash equivalents	17.7	(500.3)
Cash and cash equivalents, beginning of period	271.1	727.7
Cash and cash equivalents, end of period	$288.8	$227.4
Supplemental disclosure of cash flow information:
Cash payments made for interest	$9.3	$8.0
Cash payments made for income taxes, net of refunds	$78.4	$55.0
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$1.4	$0.6
Increase in acquisition related obligations	$2.2	$—
Obligations related to the purchase of intellectual property	$—	$5.0
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

Broadridge’s mutual fund and retirement solutions are a full range of tools for mutual funds, exchange traded fund (“ETF”) providers, and asset management firms. They include data-driven technology solutions for data management, analytics, investment accounting, marketing and customer communications. In addition, Broadridge provides mutual fund trade processing services for retirement providers, third party administrators, financial advisors, banks and wealth management professionals through its subsidiary, Matrix Financial Solutions, Inc. (“Matrix”).

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
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) and in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under either the cost or equity methods of accounting. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “2017 Annual Report”) filed on August 10, 2017 with the SEC. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at September 30, 2017 and June 30, 2017, the results of its operations for the three months ended September 30, 2017 and 2016, and its cash flows for the three months ended September 30, 2017 and 2016.
In the first quarter of fiscal year 2018, the Company adopted ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). Please refer to Note 2, “New Accounting Pronouncements,” for a discussion of the impact of ASU No. 2016-09.
In the first quarter of fiscal year 2018, the Company adopted ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU No. 2015-17”). Please refer to Note 2, “New Accounting Pronouncements,” for a discussion of the impact of ASU No. 2015-17.
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
D. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, the Company has reviewed events that have occurred after September 30, 2017, through the date of issuance of the Condensed Consolidated Financial Statements. Please refer to Note 16, “Subsequent Event,” for a description of the Company’s subsequent event.
NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In the first quarter of fiscal year 2018, the Company adopted ASU No. 2016-09. ASU No. 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including presenting the excess tax benefit or deficit from the exercise or vesting of share-based payments in the income statement, classifying the excess tax benefit or deficit as an operating activity in the Condensed Consolidated Statements of Cash Flows rather than as a financing activity, a revision to the criteria for classifying an award as equity or liability and an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur. In addition, ASU No. 2016-09 eliminates the excess tax benefit from the assumed proceeds calculation under the treasury stock method for purposes of calculating diluted shares.
As a result of this adoption, the Company recorded excess tax benefits related to share-based compensation awards of $1.5 million during the three months ended September 30, 2017 in the income tax provision on a prospective basis, whereas such benefits were previously recognized in equity. The Company also excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the quarter ended September 30, 2017. The Company has not adjusted prior periods presented for the change in accounting for excess tax benefits in the Condensed Consolidated Financial Statements. The Company also elected to apply the change in presentation of excess tax benefits in the Condensed Consolidated Statement of Cash Flows prospectively, and as a result, excess tax benefits are classified as operating activities when realized through reductions to subsequent tax payments. This adoption resulted in a decrease to both net cash used in operating activities and net cash provided by financing activities of $1.5 million for the three months ended September 30, 2017. The Company has not adjusted prior periods presented for the change in classification of excess tax benefits on the Condensed Consolidated Statement of Cash Flows. The Company also elected to continue its current practice of estimating expected forfeitures as permitted by ASU No. 2016-09.
In the first quarter of fiscal year 2018, the Company adopted ASU No. 2015-17 on a prospective basis to all deferred tax liabilities and assets. The amendments in ASU No. 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. The Company’s fiscal year 2017 Condensed Consolidated Balance Sheet has not been retrospectively adjusted for the adoption of ASU No. 2015-17.
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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU No. 2016-01”), which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. Under ASU No. 2016-01, changes in the fair value of publicly traded equity securities for which the Company does not have significant influence would be recorded as part of Net earnings rather than as Other comprehensive income (loss), net. In addition, equity investments that do not have a readily determinable fair value will be recorded at cost less impairment as further adjusted for observable price changes in orderly transactions for identical or similar investments of the issuer. ASU No. 2016-01 is effective for the Company beginning in the first quarter of fiscal year 2019. The guidance in ASU No. 2016-01 related to changes in fair value of publicly traded equity securities will be adopted by means of a cumulative-effect adjustment to the balance sheet as of the beginning of fiscal year 2019, while the guidance related to equity securities without readily determinable fair values will be adopted prospectively to equity investments that exist as of the beginning of fiscal year 2019. The pending adoption of ASU No. 2016-01 is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

In December 2016, the FASB issued ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which provides certain technical corrections for ASU No. 2014-09 including the impairment testing of capitalized contract costs, disclosure of remaining performance obligations, and certain other matters.

Each of ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 have the same effective date as ASU No. 2014-09. The Company has not yet elected a transition method. While the Company is still in the process of evaluating the full impact of the pending adoption of ASU No. 2014-09 and related amendments on its Consolidated Financial Statements and related disclosures, including assessing the need for system or process changes or enhancements, the Company has identified certain expected impacts of the new standard on its Consolidated Financial Statements. Specifically, the Company expects to capitalize certain sales commissions, as well as capitalize certain additional costs that are part of setting up or converting a client’s systems to function with the Company’s technology, both of which are currently expensed. Additionally, the Company expects to recognize proxy revenue predominantly at the time of proxy distribution to the client’s shareholders rather than on the date of the client’s shareholder meeting, which is typically 30 days after the proxy distribution. Other expected changes to the timing of revenue recognition include deferral of revenue from certain transaction processing platform enhancements as well as acceleration of revenue from certain multi-year software license arrangements that are currently recognized over the term of the software subscription.
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
For the three months ended September 30, 2017, the computation of diluted EPS did not include 0.3 million options to purchase Broadridge common stock as the effect of their inclusion would have been anti-dilutive. For the three months ended September 30, 2016, there were no options to purchase Broadridge common stock that would have been anti-dilutive to exclude from the computation of diluted EPS.
The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended September 30,
	2017	2016
Weighted-average shares outstanding:
Basic	116.5	118.5
Common stock equivalents	3.3	3.1
Diluted (1)	119.8	121.6

(1) On July 1, 2017, the Company adopted ASU No. 2016-09. See Note 2, “New Accounting Pronouncements,” for additional information related to adoption of this standard.
NOTE 4. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended September 30,
	2017	2016
	(in millions)
Interest expense on borrowings	$10.0	$10.7
Interest income	(0.6)	(0.4)
Interest expense, net	$9.4	$10.4

NOTE 5. OTHER NON-OPERATING (INCOME) EXPENSES, NET
Other non-operating (income) expenses, net consisted of the following:

	Three Months Ended September 30,
	2017	2016
	(in millions)
Losses from equity method investments	$1.0	$1.9
Foreign currency exchange (gain) loss	(0.3)	2.3
Other non-operating (income) expenses, net	$0.7	$4.2

NOTE 6. ACQUISITIONS

BUSINESS COMBINATIONS

Assets acquired and liabilities assumed in business combinations are recorded on the Company’s Condensed Consolidated Balance Sheets as of the respective acquisition date based upon the estimated fair values at such date. The results of operations of the business acquired by the Company are included in the Company’s Condensed Consolidated Statements of Earnings since the respective date of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed is allocated to Goodwill. Certain of our acquisitions may contain contingent consideration liabilities based upon the achievement of certain individual defined financial targets of the acquired business. These contingent consideration liabilities are measured at fair value based upon management’s expectations of future achievement by the acquired business of these individual financial targets.

During the first quarter of fiscal year 2018, there were no material acquisitions.

ASSET ACQUISITIONS

Purchase of Intellectual Property

In September 2016, the Company’s Investor Communication Solutions segment acquired intellectual property assets from Inveshare and concurrently entered into a development agreement with an affiliate of Inveshare to use these assets to develop blockchain technology applications for Broadridge’s proxy business. The purchase price was $95.0 million, which consisted of a $90.0 million cash payment upon closing of the acquisition and a $5.0 million obligation which the Company paid during the three months ended September 30, 2017.

The Company also expects to pay a deferred payment of $40.0 million to an affiliate of Inveshare upon delivery of the new blockchain technology applications by September 2018.
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
The fair values of the contingent consideration obligations are based on a probability weighted approach derived from the estimates of earn-out criteria and the probability assessment with respect to the likelihood of achieving those criteria. The measurement is based on significant inputs that are not observable in the market, therefore, the Company classifies this liability as Level 3 in the table below.
The following tables set forth the Company’s financial assets and liabilities at September 30, 2017 and June 30, 2017, respectively, that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$86.5	$—	$—	$86.5
Other current assets:
Available-for-sale securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale securities	60.1	—	1.1	61.2
Total assets as of September 30, 2017	$146.8	$—	$1.1	$147.9
Liabilities:
Contingent consideration obligations:	—	—	8.4	8.4
Total liabilities as of September 30, 2017	$—	$—	$8.4	$8.4

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$37.9	$—	$—	$37.9
Other current assets:
Available-for-sale securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale securities	50.6	—	1.1	51.7
Total assets as of June 30, 2017	$88.6	$—	$1.1	$89.8
Liabilities:
Contingent consideration obligations:	—	—	6.7	6.7
Total liabilities as of June 30, 2017	$—	$—	$6.7	$6.7
_____________

(1)	Money market funds include money market deposit account balances of $38.8 million and less than $0.1 million as of September 30, 2017 and June 30, 2017, respectively.
The following table sets forth an analysis of changes during the three months ended September 30, 2017 and 2016, in Level 3 financial liabilities of the Company:

	September 30, 2017	September 30, 2016
	(in millions)
Beginning balance	$6.7	$5.5
Additional contingent consideration incurred	1.7	—
Increase in contingent consideration liability	—	1.1
Foreign currency impact on contingent consideration liability (a)	—	(0.2)
Payments	—	—
Ending balance	$8.4	$6.4
_____________
(a) The Foreign currency impact on contingent consideration liabilities was less than $0.1 million as of September 30, 2017.
The Company did not incur any Level 3 fair value asset impairments during the three months ended September 30, 2017 and 2016. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.

NOTE 8. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	September 30, 2017	June 30, 2017
	(in millions)
Deferred client conversion and start-up costs	$168.5	$162.4
Deferred data center costs (a)	39.2	40.1
Long-term investments	73.2	63.4
Long-term broker fees	25.9	24.2
Other	28.6	26.4
Total	$335.5	$316.4
(a) Represents deferred data center costs associated with the Company’s information technology services agreements with International Business Machines Corporation (“IBM”). Please refer to Note 13, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.

NOTE 9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2017	June 30, 2017
	(in millions)
Employee compensation and benefits	$140.9	$221.2
Accrued broker fees	53.3	79.5
Accrued taxes	31.4	80.2
Accrued dividend payable	42.5	37.9
Customer deposits	35.1	39.5
Other	27.8	37.1
Total	$331.0	$495.3

NOTE 10. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at September 30, 2017	Carrying value at September 30, 2017	Carrying value at June 30, 2017	Unused Available Capacity	Fair Value at September 30, 2017
			(in millions)

Long-term debt
Fiscal 2017 Revolving Credit Facility	February 2022	$400.0	$400.0	$210.0	$600.0	$400.0
Fiscal 2014 Senior Notes	September 2020	400.0	398.0	397.9	—	420.2
Fiscal 2016 Senior Notes	June 2026	500.0	494.4	494.1	—	496.8
Total debt		$1,300.0	$1,292.4	$1,102.1	$600.0	$1,317.0

Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2018	2019	2020	2021	2022	Thereafter	Total
(in millions)	$—	$—	$—	$400.0	$400.0	$500.0	$1,300.0

Fiscal 2017 Revolving Credit Facility: On February 6, 2017, the Company entered into an amended and restated
$1.0 billion five-year revolving credit facility (the “Fiscal 2017 Revolving Credit Facility”), which replaced the $750.0 million five-year revolving credit facility entered into during August 2014 (the “Fiscal 2015 Revolving Credit Facility”) (together the “Revolving Credit Facilities”). The Fiscal 2017 Revolving Credit Facility is comprised of a $900.0 million U.S. dollar tranche and a $100.0 million multicurrency tranche. At September 30, 2017, the Company had $400.0 million in outstanding borrowings and had unused available capacity of $600.0 million under the Fiscal 2017 Revolving Credit Facility.

The weighted-average interest rate on the Revolving Credit Facilities was 2.20% and 1.46% for the three months ended September 30, 2017 and 2016, respectively. The fair value of the variable-rate Fiscal 2017 Revolving Credit Facility borrowings at September 30, 2017 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

Borrowings under the Fiscal 2017 Revolving Credit Facility can be made in tranches up to 360 days and bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2017 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, similar to the previous Fiscal 2015 Revolving Credit Facility. The annual facility fees for the Revolving Credit Facilities totaled $0.3 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively. The Company incurred $1.8 million in costs to establish the Fiscal 2017 Revolving Credit Facility. As of September 30, 2017, $2.6 million of these costs remain to be amortized (including $0.2 million and $0.8 million of issuance costs from the Fiscal 2012 Revolving Credit Facility and Fiscal 2015 Revolving Credit Facility, respectively). Such costs are capitalized in Other non-current assets in the Condensed Consolidated Balance Sheets and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the term of this facility.

The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2017 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2017 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At September 30, 2017, the Company is in compliance with all covenants of the Fiscal 2017 Revolving Credit Facility.
Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1st and September 1st each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At September 30, 2017, the Company is in compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to Interest expense, net on a straight-line basis, over the seven-year term. As of September 30, 2017 and June 30, 2017, $1.7 million and $1.9 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2014 Senior Notes. The fair value of the fixed-rate Fiscal 2014 Senior Notes at September 30, 2017 and June 30, 2017 was $420.2 million and $419.1 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At September 30, 2017, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Fiscal 2016 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.5 million in debt issuance costs to establish the Fiscal 2016 Senior Notes. These costs have been capitalized and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. As of September 30, 2017 and June 30, 2017, $3.8 million and $4.0 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2016 Senior Notes. The fair value of the fixed-rate Fiscal 2016 Senior Notes at September 30, 2017 and June 30, 2017 was $496.8 million and $494.6 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2017 Revolving Credit Facility, Fiscal 2014 Senior Notes, and Fiscal 2016 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of September 30, 2017 and June 30, 2017, there were no outstanding borrowings under these lines of credit.
NOTE 11. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended September 30, 2017 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at July 1, 2017	5,137,641	$39.63	1,074,593	$55.98	470,862	$58.26
Granted	—	—	8,464	73.32	—	—
Exercise of stock options (a)	(86,608)	21.63	—	—	—	—
Vesting of restricted stock units	—	—	(838)	52.50	(15,033)	54.36
Expired/forfeited	(72,642)	37.65	(41,954)	51.71	(52,863)	34.50
Balances at September 30, 2017 (b), (c)	4,978,391	$39.97	1,040,265	$56.30	402,966	$61.52
____________

(a)	Stock options exercised during the period of July 1, 2017 through September 30, 2017 had an aggregate intrinsic value of $4.8 million.

(b)
As of September 30, 2017, the Company’s outstanding vested and currently exercisable stock options using the September 30, 2017 closing stock price of $80.82 (approximately 2.7 million shares) had an aggregate intrinsic value of $131.0 million with a weighted-average exercise price of $31.50 and a weighted-average remaining contractual life of 5.4 years. The total of all stock options outstanding as of September 30, 2017 have a weighted-average remaining contractual life of 6.4 years.

(c)
As of September 30, 2017, time-based restricted stock units and performance-based restricted stock units expected to vest using the September 30, 2017 closing stock price of $80.82 (approximately 1.0 million and 0.4 million shares, respectively) had an aggregate intrinsic value of $79.9 million and $31.3 million, respectively.

The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $8.5 million and $8.8 million, as well as related tax benefits of $3.0 million and $3.0 million were recognized for the three months ended September 30, 2017 and 2016, respectively.
As of September 30, 2017, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $7.6 million and $33.8 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.1 years and 1.3 years, respectively.

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
NOTE 12. INCOME TAXES
The provision for income taxes for the three months ended September 30, 2017 was $24.4 million compared to $17.9 million for the three months ended September 30, 2016.
The effective tax rate for the three months ended September 30, 2017 was 32.8% compared to 34.8% for the three months ended September 30, 2016. The decrease in the effective tax rate for the three months ended September 30, 2017, compared to the comparable prior year period is primarily attributable to the recognition of excess tax benefits associated with stock compensation and a more favorable geographic mix of income resulting in a higher percentage of lower taxed income in non-U.S. jurisdictions.
NOTE 13. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
In March 2010, the Company and IBM entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at September 30, 2017 are $376.3 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at September 30, 2017 are $27.7 million through fiscal year 2024, the final year of the contract.

Equity Method Investment

The Company contributed $1.5 million to an equity method investment during the three months ended September 30, 2017, and has a remaining commitment of $1.3 million to fund this investment at September 30, 2017.

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

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at September 30, 2017 or at June 30, 2017.
In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

Our business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), a wholly-owned indirect subsidiary, which is a broker-dealer registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”), which requires BBPO to maintain a minimum amount of net capital. At September 30, 2017, BBPO was in compliance with this capital requirement.

BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires that BBPO maintain a minimum amount of net capital. At September 30, 2017, BBPO was in compliance with this capital requirement.

In addition, Matrix Trust Company, a wholly-owned indirect subsidiary, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At September 30, 2017, Matrix Trust Company was in compliance with its capital requirements.
NOTE 14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three months ended September 30, 2017, and 2016, respectively:

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2017	$(48.9)	$2.3	$(9.2)	$(55.8)
Other comprehensive income/(loss) before reclassifications	18.3	0.3	—	18.6
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.2	0.2
Balances at September 30, 2017	$(30.6)	$2.6	$(9.0)	$(37.1)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2016	$(31.9)	$1.3	$(7.6)	$(38.2)
Other comprehensive income/(loss) before reclassifications	(11.3)	0.5	—	(10.8)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.1	0.1
Balances at September 30, 2016	$(43.2)	$1.7	$(7.5)	$(48.9)

NOTE 15. INTERIM FINANCIAL DATA BY SEGMENT
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
Segment results:

	Revenues
	Three Months Ended September 30,
	2017	2016
	(in millions)
Investor Communication Solutions	$733.5	$723.3
Global Technology and Operations	207.9	187.8
Foreign currency exchange	(16.5)	(15.9)
Total	$924.8	$895.3

	Earnings (Loss) before Income Taxes
	Three Months Ended September 30,
	2017	2016
	(in millions)
Investor Communication Solutions	$44.5	$32.9
Global Technology and Operations	46.2	38.3
Other	(21.5)	(22.8)
Foreign currency exchange	5.2	3.2
Total	$74.3	$51.5

NOTE 16. SUBSEQUENT EVENT
In October 2017, the Company completed the acquisition of Summit Financial Disclosure, LLC (“Summit”). Summit is a full service financial document management solutions provider, including document composition and regulatory filing services. The aggregate purchase price was $29.0 million in cash, consisting of $27.5 million in cash payments and a $1.5 million holdback for indemnity claims that may arise under the purchase agreement which will be settled with the seller in October 2018, as well as a contingent consideration arrangement with a potential maximum pay-out of $11.0 million upon the achievement in full of the defined financial targets by the acquired business. As of the date of the acquisition, the acquired net assets will be recorded at fair value in accordance with the purchase method of accounting and the results of operations of the acquired business will be included in the results of operations of the Investor Communication Solutions segment. As of the date of this filing, the preliminary purchase price allocation and fair value calculation of the contingent consideration arrangement has not been finalized.

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
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “2017 Annual Report”) for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and the 2017 Annual Report. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.
Overview
Broadridge is a global fintech leader providing investor communications and technology-driven solutions to banks, broker-dealers, mutual funds and corporate issuers. Our services include investor and customer communications, securities processing, and data and analytics solutions. In short, we provide the infrastructure that helps the financial services industry operate. With over 50 years of experience, including 10 years as an independent public company, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities. We deliver a broad range of solutions that help our clients better serve their retail and institutional customers across the entire investment lifecycle, including pre-trade, trade, and post-trade processing functionality.
Our businesses operate in two reportable segments: Investor Communication Solutions and Global Technology and Operations. We serve a large and diverse client base across four client groups: capital markets, asset management, wealth management and corporations.
For capital markets firms, we help our clients lower costs and improve the effectiveness of their trade and account processing operations with support for middle- and back-office operations, administration, finance, risk and compliance. For asset management firms, we support cross-asset, multi-currency investing across a range of brokers and executing venues from a single technology and operating solution. For wealth management firms, we provide advisors with tools to create a better investor experience, while also delivering them a more streamlined, efficient, and effective process. We help corporations manage every aspect of their shareholder communications-from registered and beneficial proxy processing, to annual meeting support and transfer agency services. Our customer communication solutions help companies transform their essential communications such as bills and statements into engaging, personalized experiences.
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
We provide customer communications solutions to companies in the financial services, healthcare, insurance, consumer finance, telecommunications, utilities, retail banking and other service industries. The Broadridge Communications Cloud, launched in 2016, provides multi-channel communications delivery, communications management, information management and control and administration capabilities that enable and enhance our clients’ communications with their customers. We process and distribute our clients’ essential communications including transactional (e.g., bills and statements), regulatory (e.g., explanations of benefits, notices, and trade confirmations) and marketing (e.g., direct mail) communications through print and digital channels.
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
We also provide business process outsourcing services that are known as our Managed Services solution. These services support the operations of our clients’ businesses including their securities clearing, record-keeping, and custody-related functions. Our clients execute and clear their securities transactions and engage us to perform a number of related administrative back-office functions, such as record-keeping and reconciliations. In this capacity, we are not the broker-dealer of record.
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
The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2017 in the 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2017.
In the first quarter of fiscal year 2018, the Company adopted Financial Accounting Standards Board (”FASB”) Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. Please refer to Note 2, “New Accounting Pronouncements” to our Financial Statements under Item 1. of Part I of this Quarterly Report on Form 10-Q, for a discussion of the impact of new accounting pronouncements.
Effective the beginning of fiscal year 2018, the Company adopted ASU No 2015-17, “Balance Sheet Classification of Deferred Taxes.” Please refer to Note 2, “New Accounting Pronouncements” to our Financial Statements under Item 1. of Part I of this Quarterly Report on Form 10-Q, for a discussion of the impact of new accounting pronouncements.
Critical Accounting Policies
In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Management continually evaluates the accounting policies and estimates used to prepare the Condensed Consolidated Financial Statements. The estimates, by their nature, are based on judgment, available information, and historical experience and are believed to be reasonable. However, actual amounts and results could differ from these estimates made by management. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. The results of operations reported for the periods presented are not necessarily indicative of the results of operations for subsequent periods. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in the “Critical Accounting Policies” section of Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2017 Annual Report on Form 10-K.
Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable

Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
The following references are utilized in the discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments:
“Amortization of Acquired Intangibles and Purchased Intellectual Property” and “Acquisition and Integration Costs” represent certain non-cash amortization expenses associated with acquired intangible assets and purchased intellectual property assets, as well as certain transaction and integration costs associated with the Company’s acquisition activities, respectively.
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

Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the three months ended September 30, 2017, mutual fund proxy fee revenues were 102% higher compared to the three months ended September 30, 2016. During fiscal years 2017 and 2016, mutual fund proxy fee revenues were 19% higher and 22% higher than the prior fiscal year, respectively. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.

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

The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. Beginning in the fiscal year ended June 30, 2017, we reported Closed sales net of a 3.5% allowance adjustment, in lieu of our previous practice of adjusting for actual performance in subsequent periods. For fiscal year 2018, we are reporting Closed sales net of a 4.0% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. The allowance adjustment was determined by reviewing the reported Closed sales amounts for the prior five fiscal years based on estimated revenues at signing and comparing those amounts to the revenues achieved one year after the clients went live on the services. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years data referenced earlier as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
Closed Sales
Closed sales for the three months ended September 30, 2017 were $22.9 million, an increase of $1.2 million, or 6%, compared to $21.7 million for the three months ended September 30, 2016. Closed sales for the three months ended September 30, 2017 is net of an allowance adjustment of $1.0 million.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended September 30, 2017 versus Three Months Ended September 30, 2016
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended September 30, 2017 and 2016, and the dollar and percentage changes between periods:

	Three Months Ended September 30,
			Change
	2017	2016	$	%
	(in millions, except per share amounts)
Revenues	$924.8	$895.3	$29.5	3
Cost of revenues	726.6	717.9	8.6	1
Selling, general and administrative expenses	113.8	111.3	2.5	2
Total operating expenses	840.3	829.3	11.1	1

Operating income	84.4	66.0	18.4	28
Margin	9.1%	7.4%
Interest expense, net	9.4	10.4	(0.9)	(10)
Other non-operating expenses, net	0.7	4.2	(3.5)	(83)
Earnings before income taxes	74.3	51.5	22.8	44
Provision for income taxes	24.4	17.9	6.6	36
Effective tax rate	32.8%	34.8%
Net earnings	$49.9	$33.7	$16.2	48
Basic earnings per share	$0.43	$0.28	$0.15	54
Diluted earnings per share	$0.42	$0.28	$0.14	50
Three Months Ended September 30, 2017 versus Three Months Ended September 30, 2016
Revenues. Revenues for the three months ended September 30, 2017 were $924.8 million, an increase of $29.5 million, or 3%, compared to $895.3 million for the three months ended September 30, 2016. The $29.5 million increase was driven by higher recurring fee revenues of $30.9 million, or 6%, and higher event-driven fee revenues of $21.8 million, or 58%, partially offset by lower distribution revenues of $22.5 million, or 6%. The higher recurring fee revenues of $30.9 million reflected: gains from Net New Business (3pts), contributions from our recent acquisitions (1pt) and internal growth (1pt). The higher event-driven fee revenues were primarily from increased proxy contest activity and higher mutual fund proxy activity. Fluctuations in foreign currency exchange rates negatively impacted revenues by $0.7 million.

Total Operating expenses. Total operating expenses for the three months ended September 30, 2017 were $840.3 million, an increase of $11.1 million, or 1%, compared to $829.3 million for the three months ended September 30, 2016. Cost of revenues increased by $8.6 million, or 1%, and Selling, general and administrative expenses increased by $2.5 million, or 2%. The increase in operating expenses was primarily attributable to higher amortization expenses of acquired intangibles and higher operating costs related to acquisitions.
Operating income. Operating income for the three months ended September 30, 2017 was $84.4 million, an increase of $18.4 million, or 28%, compared to $66.0 million for the three months ended September 30, 2016. The increase is due to higher recurring fee revenues and event-driven fee revenues, partially offset by higher operating expenses including $6.6 million of increased amortization of acquired intangibles and purchased intellectual property. Operating income margins increased to 9.1% for the three months ended September 30, 2017, compared to 7.4% for the three months ended September 30, 2016, primarily due to the increase in recurring fee revenues and event-driven fee revenues.
Interest expense, net. Interest expense, net for the three months ended September 30, 2017 was $9.4 million, a decrease of $0.9 million, or 10%, compared to $10.4 million for the three months ended September 30, 2016. The decrease was primarily due to a decrease in interest expense of $0.7 million due to a more favorable mix of interest rates on outstanding borrowings.
Other non-operating expenses, net. Other non-operating expenses, net for the three months ended September 30, 2017 were $0.7 million, a decrease of $3.5 million, or 83%, compared to $4.2 million for the three months ended September 30, 2016. The decrease was primarily due to lower expense of $2.5 million related to fluctuations in foreign currency exchange rates and lower losses related to equity method investments of $0.9 million.
Earnings before income taxes. Earnings before income taxes for the three months ended September 30, 2017 were $74.3 million, an increase of $22.8 million, or 44%, compared to $51.5 million for the three months ended September 30, 2016.
Provision for income taxes. The Provision for income taxes and effective tax rate for the three months ended September 30, 2017 were $24.4 million and 32.8%, compared to $17.9 million and 34.8% for the three months ended September 30, 2016. The decrease in the effective tax rate for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 is primarily attributable to the recognition of excess tax benefits associated with stock compensation and a more favorable geographic mix of income resulting in a higher percentage of lower taxed income in non-U.S. jurisdictions.
Net Earnings and Basic and Diluted earnings per share. Net earnings for the three months ended September 30, 2017 were $49.9 million, an increase of $16.2 million, or 48%, compared to $33.7 million for the three months ended September 30, 2016. The increase in Net earnings primarily reflects higher recurring fee revenues and event-driven fee revenues, and a lower provision for income taxes primarily attributable to the recognition of excess tax benefits associated with stock compensation.
Basic and Diluted earnings per share for the three months ended September 30, 2017 were $0.43 and $0.42, respectively, compared to $0.28 and $0.28 for the three months ended September 30, 2016, respectively.
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

Revenues

	Three Months Ended September 30,
			Change
	2017	2016	$	%
	(in millions)
Investor Communication Solutions	$733.5	$723.3	$10.1	1
Global Technology and Operations	207.9	187.8	20.0	11
Foreign currency exchange	(16.5)	(15.9)	(0.7)	4
Total	$924.8	$895.3	$29.5	3

Earnings Before Income Taxes

	Three Months Ended September 30,
			Change
	2017	2016	$	%
	(in millions)
Investor Communication Solutions	$44.5	$32.9	$11.6	35
Global Technology and Operations	46.2	38.3	7.9	21
Other	(21.5)	(22.8)	1.3	(6)
Foreign currency exchange	5.2	3.2	2.0	63
Total	$74.3	$51.5	$22.8	44
Investor Communication Solutions
Revenues

	Three Months Ended September 30,
			Change
	2017	2016	$	%
	(in millions)
Recurring fee revenues	$339.9	$329.1	$10.8	3
Event-driven fee revenues	59.3	37.5	21.8	58
Distribution revenues	334.2	356.7	(22.5)	(6)
Total	$733.5	$723.3	$10.1	1
Revenues. Investor Communication Solutions segment’s Revenues for the three months ended September 30, 2017 were $733.5 million, an increase of $10.1 million, or 1%, compared to $723.3 million for the three months ended September 30, 2016. The $10.1 million increase was driven by: (i) higher event-driven fee revenues of $21.8 million, or 58%, and (ii) higher recurring fee revenues of $10.8 million, or 3%, partially offset by (iii) a decrease in distribution revenues of $22.5 million, or 6%.
Higher event-driven fee revenues were the result of increased proxy contests and mutual fund proxy activity. Higher recurring fee revenues were primarily driven by Net New Business from increases in revenues from Closed sales. Position growth compared to the same period in the prior year, which is a component of internal growth, was 9% for mutual fund interims.
Earnings before Income Taxes. Earnings before income taxes for the three months ended September 30, 2017 were $44.5 million, an increase of $11.6 million, or 35%, compared to $32.9 million for the three months ended September 30, 2016.

The earnings increase was primarily due to higher recurring fee revenues and event-driven fee revenues. Pre-tax margins increased by 1.6 percentage points to 6.1% from 4.5%.
Global Technology and Operations
Revenues. Global Technology and Operations segment’s Revenues for the three months ended September 30, 2017 were $207.9 million, an increase of $20.0 million, or 11%, compared to $187.8 million for the three months ended September 30, 2016. The 11% increase was attributable to: (i) higher Net New Business from Closed sales (6pts), (ii) revenue from recent acquisitions (3pts) and (iii) internal growth from higher trade and non-trade activity levels (2pts).
Earnings before Income Taxes. Earnings before income taxes for the three months ended September 30, 2017 were $46.2 million, an increase of $7.9 million, or 21%, compared to $38.3 million for the three months ended September 30, 2016. The earnings increase was primarily due to higher organic revenues. Pre-tax margins increased by 1.8 percentage points from 20.4% to 22.2%.
Other
Loss before Income Taxes. Loss before income taxes was $21.5 million for the three months ended September 30, 2017, a decrease of $1.3 million, compared to $22.8 million for the three months ended September 30, 2016. The decreased loss was primarily due to a decrease in interest expense, net of $0.9 million.
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

Free Cash Flow

In addition to the Non-GAAP financial measures discussed above, we provide Free cash flow information because we consider Free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated that could be used for dividends, share repurchases, strategic acquisitions, other investments, as well as debt servicing. Free cash flow is a Non-GAAP financial measure and is defined by the Company as Net cash flows provided by operating activities less Capital expenditures as well as Software purchases and capitalized internal use software.

Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Three Months Ended September 30,
	2017	2016
	(in millions)
Operating income (GAAP)	$84.4	$66.0
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	19.4	12.8
Acquisition and Integration Costs	2.0	2.8
Adjusted Operating income (Non-GAAP)	$105.9	$81.6

	Three Months Ended September 30,
	2017	2016
	(in millions)
Net earnings (GAAP)	$49.9	$33.7
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	19.4	12.8
Acquisition and Integration Costs	2.0	2.8
Tax impact of adjustments	(7.0)	(5.4)
Adjusted Net earnings (Non-GAAP)	$64.3	$43.9

	Three Months Ended September 30,
	2017	2016
Diluted earnings per share (GAAP)	$0.42	$0.28
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.16	0.11
Acquisition and Integration Costs	0.02	0.02
Tax impact of adjustments	(0.06)	(0.04)
Adjusted earnings per share (Non-GAAP)	$0.54	$0.36

	Three Months Ended September 30,
	2017	2016
	(in millions)
Net cash flows used in operating activities (GAAP)	$(93.3)	$(87.4)
Capital expenditures and Software purchases and capitalized internal use software	(36.0)	(14.7)
Free cash flow (Non-GAAP)	$(129.3)	$(102.1)

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents consisted of the following:

	September 30, 2017	June 30, 2017
	(in millions)
Cash and cash equivalents:
Domestic cash	$92.6	$86.8
Cash held by foreign subsidiaries	133.2	126.2
Cash held by regulated entities	63.0	58.1
Total cash and cash equivalents	$288.8	$271.1
At September 30, 2017, cash and cash equivalents were $288.8 million and Total stockholders’ equity was $1,037.9 million. At September 30, 2017, net working capital was $424.9 million, compared to $244.6 million at June 30, 2017. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
At September 30, 2017, $133.2 million of the $288.8 million of cash and cash equivalents were held by our foreign subsidiaries, and $63.0 million of cash and cash equivalents were held by regulated entities. We expect existing domestic cash, cash equivalents, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our current plans do not demonstrate a need to repatriate them to fund our U.S. operations, as we consider these funds to be permanently reinvested outside the U.S.
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at September 30, 2017	Carrying value at September 30, 2017	Carrying value at June 30, 2017	Unused Available Capacity	Fair Value at September 30, 2017
			(in millions)

Long-term debt
Fiscal 2017 Revolving Credit Facility	February 2022	$400.0	$400.0	$210.0	$600.0	$400.0
Fiscal 2014 Senior Notes	September 2020	400.0	398.0	397.9	—	420.2
Fiscal 2016 Senior Notes	June 2026	500.0	494.4	494.1	—	496.8
Total debt		$1,300.0	$1,292.4	$1,102.1	$600.0	$1,317.0
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2018	2019	2020	2021	2022	Thereafter	Total
(in millions)	$—	$—	$—	$400.0	$400.0	$500.0	$1,300.0
The Company has a $1.0 billion five-year revolving credit facility (the “Fiscal 2017 Revolving Credit Facility”), which is comprised of a $900.0 million U.S. dollar tranche and an $100.0 million multicurrency tranche. Borrowings under the Fiscal 2017 Revolving Credit Facility bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2017 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, which totaled $0.3 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively. At September 30, 2017, the Company had $400.0 million in outstanding borrowings and had unused available capacity of $600.0 million under the Fiscal 2017 Revolving Credit Facility. The facility is scheduled to expire in February 2022.
At September 30, 2017, the carrying value of the Company’s outstanding Long-term debt was $1,292.4 million, consisting of: (i) borrowings on the Fiscal 2017 Revolving Credit Facility of $400.0 million, (ii) senior notes of $398.0 million ($400.0 million principal amount less $0.2 million bond discount and $1.7 million of unamortized debt issuance costs) due September 2020 and (iii) senior notes of $494.4 million ($500.0 million principal amount less $1.8 million bond discount and $3.8 million of unamortized debt issuance costs) due June 2026. The Fiscal 2017 Revolving Credit Facility and the senior notes are senior unsecured obligations of the Company and are ranked equally in right of payment. Interest on the senior notes due 2020 is payable semiannually on March 1st and September 1st each year based on a fixed per annum rate equal to 3.95%. Interest on the senior notes due 2026 is payable semiannually on June 27th and December 27th each year based on a fixed per annum rate equal to 3.40%.
Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain ratios.
Cash Flows

	Three Months Ended September 30,
			Change
	2017	2016	$
	(in millions)
Net cash flows used in operating activities	$(93.3)	$(87.4)	$(5.9)
Net cash flows used in investing activities	$(41.2)	$(508.4)	$467.2
Net cash flows provided by financing activities	$146.1	$96.1	$50.0

Free cash flow:
Net cash flows used in operating activities (GAAP)	$(93.3)	$(87.4)	$(5.9)
Capital expenditures and Software purchases and capitalized internal use software	(36.0)	(14.7)	(21.3)
Free cash flow (Non-GAAP)	$(129.3)	$(102.1)	$(27.2)

The increase in cash used in operating activities of $5.9 million in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to: (i) increased cash used in working capital of $56.7 million, partially offset by (ii) the increase in net earnings of $16.2 million and (iii) increased non-cash expense add-backs of $31.3 million, which includes a $20.9 million decrease in excess tax benefits from the issuance of stock-based compensation awards that are no longer classified as cash flows from financing activities.
The decrease in Free cash flow of $27.2 million in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily driven by increased capital expenditures and software purchases and capitalized internal use software of $21.3 million.
The decrease in cash used in investing activities of $467.2 million in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily reflects decreased (i) investments of $398.3 million in acquisitions and (ii) $90.0 million in purchased intellectual property, partially offset by (iii) increased capital expenditures and software purchases and capitalized internal use software of $21.3 million.
The increased cash provided by financing activities of $50.0 million in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily reflects cash provided by: (i) an increase in net proceeds from borrowings of $80.0 million, and (ii) a $37.7 million decrease in the purchase of common stock, partially offset by cash used: (iii) a $39.6 million decrease in the proceeds from stock options, (iv) a $20.9 million decrease in excess tax benefits from the issuance of stock-based compensation awards that are no longer classified as cash flows from financing activities, and (v) a $2.3 million increase in dividends paid.

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
Income Taxes
Our effective tax rate for the three months ended September 30, 2017 was 32.8%, compared to 34.8% for the three months ended September 30, 2016. The decrease in the effective tax rate for the three months ended September 30, 2017 compared to the comparable prior year period is primarily attributable to the recognition of excess tax benefits associated with stock compensation and a more favorable geographic mix of income resulting in a higher percentage of lower taxed income in non-U.S. jurisdictions.
Contractual Obligations
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at September 30, 2017 are $376.3 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at September 30, 2017 are $27.7 million through fiscal year 2024, the final year of the contract.

The Company expects to pay $40.0 million to an affiliate of Inveshare by September 2018 upon delivery of certain blockchain technology applications.

The Company contributed $1.5 million to an equity method investment during the three months ended September 30, 2017, and has a remaining commitment of $1.3 million to fund this investment at September 30, 2017.
Other Commercial Agreements
At September 30, 2017, the Company had $400.0 million of outstanding borrowings and unused available capacity of $600.0 million under the Fiscal 2017 Revolving Credit Facility.
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at September 30, 2017.
Off-balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at September 30, 2017 or at June 30, 2017. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.
Recently-issued Accounting Pronouncements
Please refer to Note 2, “New Accounting Pronouncements” to our Financial Statements under Item 1. of Part I of this Quarterly Report on Form 10-Q, for a discussion on the impact of new accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes related to market risk from the disclosures in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

Item 4.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2017 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A. to Part I in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed on August 10, 2017. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2017 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our first fiscal quarter ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2017 - July 31, 2017	370	$73.44	—	3,685,236
August 1, 2017 - August 31, 2017	—	—	—	9,985,236
September 1, 2017 - September 30, 2017	29,025	78.90	22,700	9,962,536
Total	29,395	$78.83	22,700
_____________
(1) Includes 6,695 shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2) On August 2, 2017, the Company's Board of Directors authorized the repurchase of up to an additional 6.3 million shares of Broadridge common stock. During the fiscal quarter ended September 30, 2017, the Company repurchased 22,700 shares of common stock at an average price of $79.15 per share. At September 30, 2017, the Company had 9,962,536 shares available for repurchase under its share repurchase program. The share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2017 and 2016, (ii) condensed consolidated statements of comprehensive income for the three months ended September 30, 2017 and 2016, (iii) condensed consolidated balance sheets as of September 30, 2017 and June 30, 2017, (iv) condensed consolidated statements of cash flows for the three months ended September 30, 2017 and 2016, and (v) the notes to the condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: November 8, 2017	By:	/s/ James M. Young
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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2017 and 2016, (ii) condensed consolidated statements of comprehensive income for the three months ended September 30, 2017 and 2016, (iii) condensed consolidated balance sheets as of September 30, 2017 and June 30, 2017, (iv) condensed consolidated statements of cash flows for the three months ended September 30, 2017 and 2016, and (v) the notes to the condensed consolidated financial statements.