Form 10-Q
period 2017-12-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2018-02-08
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of January 31, 2018, was 116,654,180 shares.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended December 31,		Six Months Ended December 31,
		2017	2016	2017	2016
Revenues		$1,012.8	$892.6	$1,937.6	$1,787.9
Operating expenses:
Cost of revenues		769.8	707.8	1,496.4	1,425.7
Selling, general and administrative expenses		127.9	126.0	241.7	237.3
Total operating expenses		897.7	833.8	1,738.1	1,663.1
Operating income		115.1	58.8	199.5	124.9
Interest expense, net	(Note 4)	10.2	10.6	19.6	21.0
Other non-operating (income) expenses, net	(Note 5)	1.4	2.5	2.1	6.7
Earnings before income taxes		103.5	45.7	177.8	97.2
Provision for income taxes	(Note 12)	41.4	15.6	65.8	33.4
Net earnings		$62.1	$30.1	$112.0	$63.8

Basic earnings per share		$0.53	$0.25	$0.96	$0.54
Diluted earnings per share		$0.52	$0.25	$0.93	$0.52

Weighted-average shares outstanding:
Basic	(Note 3)	116.6	118.7	116.5	118.6
Diluted	(Note 3)	120.3	121.5	120.1	121.5
Dividends declared per common share		$0.365	$0.33	$0.73	$0.66

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net earnings	$62.1	$30.1	$112.0	$63.8
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(2.4)	(12.0)	15.9	(23.2)
Net unrealized gains (losses) on available-for-sale securities, net of taxes of $(0.3) and $0.1 for the three months ended December 31, 2017 and 2016, respectively; and $(0.5) and $(0.1) for the six months ended December 31, 2017 and 2016, respectively	0.8	(0.2)	1.1	0.2
Pension and post-retirement liability adjustment, net of taxes of $(0.1) and $(0.1) for the three months ended December 31, 2017 and 2016, respectively; and $(0.2) and $(0.2) for the six months ended December 31, 2017 and 2016, respectively	0.2	0.1	0.4	0.3
Total other comprehensive income (loss), net	(1.4)	(12.0)	17.4	(22.7)
Comprehensive income	$60.7	$18.1	$129.4	$41.1

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		December 31, 2017	June 30, 2017
Assets
Current assets:
Cash and cash equivalents		$366.5	$271.1
Accounts receivable, net of allowance for doubtful accounts of $5.0 and $3.7, respectively		575.1	589.5
Other current assets		109.6	129.0
Total current assets		1,051.2	989.6
Property, plant and equipment, net		202.5	198.1
Goodwill		1,193.1	1,159.3
Intangible assets, net		464.1	486.4
Other non-current assets	(Note 8)	339.1	316.4
Total assets		$3,249.9	$3,149.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$134.3	$167.2
Accrued expenses and other current liabilities	(Note 9)	372.5	495.3
Deferred revenues		79.2	82.4
Total current liabilities		586.0	744.9
Long-term debt	(Note 10)	1,222.7	1,102.1
Deferred taxes		52.5	82.0
Deferred revenues		83.4	74.3
Other non-current liabilities		231.2	142.7
Total liabilities		2,175.9	2,146.0
Commitments and contingencies	(Note 13)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 116.6 and 116.5 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,012.6	987.6
Retained earnings		1,496.3	1,469.4
Treasury stock, at cost: 37.8 and 38.0 shares, respectively		(1,398.0)	(1,398.9)
Accumulated other comprehensive loss	(Note 14)	(38.4)	(55.8)
Total stockholders’ equity		1,074.0	1,003.8
Total liabilities and stockholders’ equity		$3,249.9	$3,149.8

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended December 31,
	2017	2016
Cash Flows From Operating Activities
Net earnings	$112.0	$63.8
Adjustments to reconcile Net earnings to Net cash flows provided by operating activities:
Depreciation and amortization	40.0	34.5
Amortization of acquired intangibles and purchased intellectual property	39.2	33.1
Amortization of other assets	22.9	19.6
Stock-based compensation expense	24.7	22.8
Deferred income taxes	(11.2)	(8.9)
Excess tax benefits from stock-based compensation awards	—	(22.0)
Other	(1.7)	0.8
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Decrease in Accounts receivable, net	18.0	29.3
Increase in Other current assets	(6.2)	(22.8)
Decrease in Accounts payable	(9.3)	(1.9)
Decrease in Accrued expenses and other current liabilities	(138.2)	(100.2)
Decrease in Deferred revenues	(5.5)	(5.5)
Non-current assets and liabilities:
Increase in Other non-current assets	(37.9)	(57.4)
Increase in Other non-current liabilities	95.1	9.3
Net cash flows provided by (used in) operating activities	141.8	(5.5)
Cash Flows From Investing Activities
Capital expenditures	(42.1)	(19.9)
Software purchases and capitalized internal use software	(10.4)	(12.1)
Acquisitions, net of cash acquired	(30.2)	(428.4)
Purchase of intellectual property	—	(90.0)
Equity method investments	(2.8)	(3.0)
Net cash flows used in investing activities	(85.4)	(553.4)
Cash Flows From Financing Activities
Proceeds from Long-term debt	190.0	230.0
Repayments on Long-term debt	(70.0)	(40.0)
Excess tax benefits from stock-based compensation awards	—	22.0
Dividends paid	(80.4)	(74.0)
Purchases of Treasury stock	(3.0)	(101.2)
Proceeds from exercise of stock options	4.4	34.0
Costs related to issuance of bonds	—	(0.7)
Other financing activities	(5.5)	—
Net cash flows provided by financing activities	35.4	70.2
Effect of exchange rate changes on Cash and cash equivalents	3.6	(3.3)
Net change in Cash and cash equivalents	95.4	(492.0)
Cash and cash equivalents, beginning of period	271.1	727.7
Cash and cash equivalents, end of period	$366.5	$235.7
Supplemental disclosure of cash flow information:
Cash payments made for interest	$19.9	$20.8
Cash payments made for income taxes, net of refunds	$124.9	$74.9
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$1.7	$0.6
Increase in acquisition related obligations	$6.4	$2.5
Obligations related to the purchase of intellectual property	$—	$5.0
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

In October 2017, Broadridge acquired Summit Financial Disclosure, LLC (“Summit”). Summit is a full service financial document management solutions provider, including document composition and regulatory filing services.

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

B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) and in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under either the cost or equity methods of accounting. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “2017 Annual Report”) filed on August 10, 2017 with the SEC. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at December 31, 2017 and June 30, 2017, the results of its operations for the three and six months ended December 31, 2017 and 2016, and its cash flows for the six months ended December 31, 2017 and 2016.
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
D. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, the Company has reviewed events that have occurred after December 31, 2017 through the date of issuance of the Condensed Consolidated Financial Statements. During this period, the Company did not have any subsequent events for disclosure.
NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In the first quarter of fiscal year 2018, the Company adopted ASU No. 2016-09. ASU No. 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including presenting the excess tax benefit or deficit from the exercise or vesting of share-based payments in the income statement, classifying the excess tax benefit or deficit as an operating activity in the Condensed Consolidated Statements of Cash Flows rather than as a financing activity, a revision to the criteria for classifying an award as equity or liability and an option to recognize gross stock-based compensation expense with actual forfeitures recognized as they occur. In addition, ASU No. 2016-09 eliminates the excess tax benefit from the assumed proceeds calculation under the treasury stock method for purposes of calculating diluted shares.
As a result of this adoption, the Company recorded excess tax benefits related to stock-based compensation awards of $1.5 million and $3.0 million during the three and six months ended December 31, 2017 in the income tax provision on a prospective basis, whereas such benefits were previously recognized in equity. The Company also excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the three and six months ended December 31, 2017. The Company has not adjusted prior periods presented for the change in accounting for excess tax benefits in the Condensed Consolidated Financial Statements. The Company also elected to apply the change in presentation of excess tax benefits in the Condensed Consolidated Statement of Cash Flows prospectively, and as a result, excess tax benefits are classified as operating activities when realized through reductions to subsequent tax payments. This adoption resulted in an increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities of $3.0 million for the six months ended December 31, 2017. The Company has not adjusted prior periods presented for the change in classification of excess tax benefits on the Condensed Consolidated Statement of Cash Flows. The Company also elected to continue its current practice of estimating expected forfeitures as permitted by ASU No. 2016-09.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU No. 2016-02”). Under ASU No. 2016-02, all lease arrangements, with certain limited exceptions, exceeding a twelve-month term must now be recognized as assets and liabilities on the balance sheet of the lessee by recording a right-of-use asset and corresponding lease obligation generally equal to the present value of the future lease payments over the lease term. Further, the income statement will reflect lease expense for leases classified as operating and amortization/interest expense for leases classified as financing, determined using classification criteria substantially similar to the current lease guidance for distinguishing between an operating and capital lease. ASU No. 2016-02 also contains certain additional qualitative and quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. ASU No. 2016-02 is effective for the Company in the first quarter of fiscal year 2020 and will be adopted on a modified retrospective basis, which will require adjustment to all comparative periods presented in the consolidated financial statements. The Company is currently evaluating the impact of the pending adoption of ASU No. 2016-02 on the Company’s Condensed Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-09”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 also requires certain enhanced disclosures, including disclosures on the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date,” which defers the effective date of ASU No. 2014-09 by one year, with an option that would permit companies to adopt the standard as early as the original effective date. As a result, ASU No. 2014-09 will be effective for the Company as of the first quarter of fiscal year 2019 for which the Company plans to adopt ASU No. 2014-09 using the modified retrospective transition method with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application along with providing certain additional disclosures as defined per ASU No. 2014-09.

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

Each of ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 have the same effective date as ASU No. 2014-09. While the Company is still in the process of evaluating the full impact of the pending adoption of ASU No. 2014-09 and related amendments on its Condensed Consolidated Financial Statements and related disclosures, including assessing the need for process changes or enhancements, the Company has identified certain expected impacts of the new standard on its Condensed Consolidated Financial Statements. Specifically, the Company expects to capitalize certain sales commissions, as well as capitalize certain additional costs that are part of setting up or converting a client’s systems to function with the Company’s technology, both of which are currently expensed. Additionally, the Company expects to recognize proxy revenue predominantly at the time of proxy distribution to the client’s shareholders rather than on the date of the client’s shareholder meeting, which is typically 30 days after the proxy distribution. Other expected changes to the timing of revenue recognition include deferral of revenue from certain transaction processing platform enhancements as well as acceleration of revenue from certain multi-year software license arrangements that are currently recognized over the term of the software subscription. While the annual impact of the new revenue guidance to the Company’s income statement could vary year to year, the annual income statement impact of the new revenue guidance is estimated to be less than 1% of the Company’s fiscal year 2017 revenues and approximately 2% of the Company’s fiscal year 2017 earnings before income taxes. Also, the Company currently estimates the cumulative impact to opening retained earnings of adopting the new revenue guidance will be less than $100 million, driven primarily by an increase in capitalized costs.
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
The computation of diluted EPS excluded options of 0.1 million to purchase Broadridge common stock for the three months ended December 31, 2017, and options of 0.1 million to purchase Broadridge common stock for the six months ended December 31, 2017, as the effect of their inclusion would have been anti-dilutive.

The computation of diluted EPS excluded options of less than 0.1 million to purchase Broadridge common stock for the three months ended December 31, 2016, and options of less than 0.1 million to purchase Broadridge common stock for the six months ended December 31, 2016, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Weighted-average shares outstanding:
Basic	116.6	118.7	116.5	118.6
Common stock equivalents	3.8	2.8	3.5	3.0
Diluted (1)	120.3	121.5	120.1	121.5

(1) On July 1, 2017, the Company adopted ASU No. 2016-09. See Note 2, “New Accounting Pronouncements,” for additional information related to adoption of this standard.
NOTE 4. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in millions)
Interest expense on borrowings	$10.8	$11.0	$20.8	$21.7
Interest income	(0.6)	(0.3)	(1.2)	(0.7)
Interest expense, net	$10.2	$10.6	$19.6	$21.0

NOTE 5. OTHER NON-OPERATING (INCOME) EXPENSES, NET
Other non-operating (income) expenses, net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in millions)
Losses from equity method investments	$1.5	$1.9	$2.4	$3.8
Foreign currency exchange (gain) loss	—	0.6	(0.3)	2.9
Other non-operating (income) expenses, net	$1.4	$2.5	$2.1	$6.7

NOTE 6. ACQUISITIONS

BUSINESS COMBINATIONS

Assets acquired and liabilities assumed in business combinations are recorded on the Company’s Condensed Consolidated Balance Sheets as of the respective acquisition date based upon the estimated fair values at such date. The results of operations of the business acquired by the Company are included in the Company’s Condensed Consolidated Statements of Earnings since the respective date of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed is allocated to Goodwill. Certain of our acquisitions may contain contingent consideration liabilities based upon the achievement of certain individually defined financial targets of the acquired business. These contingent consideration liabilities are measured at fair value based upon management’s expectations of future achievement by the acquired business of these individual financial targets.

During the second quarter of fiscal year 2018, the Company acquired one business in the Investor Communication Solutions segment:

Summit

In October 2017, the Company completed the acquisition of Summit, a full service financial document management solutions provider, including document composition and regulatory filing services. The aggregate purchase price was $30.6 million in cash, consisting of $26.4 million in cash payments net of cash acquired, a $1.4 million note payable to the sellers that will be settled in the future, and a contingent consideration liability with an acquisition date fair value of $2.7 million. The contingent consideration liability is payable over the next three years upon the achievement by the acquired business of certain revenue and earnings targets. The contingent consideration liability has a maximum potential pay-out of $11.0 million upon the achievement in full of the defined financial targets by the acquired business. Net tangible assets acquired in the transaction were $0.6 million. This acquisition resulted in $18.1 million of Goodwill, which is primarily tax deductible. Intangible assets acquired, which totaled $12.0 million, consist primarily of software technology and customer relationships, which are being amortized over a five-year life and seven-year life, respectively. The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the acquired business’ assets and liabilities, which is still subject to a working capital adjustment.
ASSET ACQUISITIONS

Purchase of Intellectual Property

In September 2016, the Company’s Investor Communication Solutions segment acquired intellectual property assets from Inveshare, Inc. (“Inveshare”) and concurrently entered into a development agreement with an affiliate of Inveshare to use these assets to develop blockchain technology applications for Broadridge’s proxy business. The purchase price was $95.0 million, which consisted of a $90.0 million cash payment upon closing of the acquisition and a $5.0 million obligation which the Company paid during the three months ended September 30, 2017.

The Company also expects to pay a deferred payment of $40.0 million to an affiliate of Inveshare upon delivery of the new blockchain technology applications in February 2018.
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
The following tables set forth the Company’s financial assets and liabilities at December 31, 2017 and June 30, 2017, respectively, that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$158.6	$—	$—	$158.6
Other current assets:
Available-for-sale securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale securities	63.1	—	1.1	64.2
Total assets as of December 31, 2017	$221.9	$—	$1.1	$223.0
Liabilities:
Contingent consideration obligations:	—	—	11.3	11.3
Total liabilities as of December 31, 2017	$—	$—	$11.3	$11.3

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$37.9	$—	$—	$37.9
Other current assets:
Available-for-sale securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale securities	50.6	—	1.1	51.7
Total assets as of June 30, 2017	$88.6	$—	$1.1	$89.8
Liabilities:
Contingent consideration obligations:	—	—	6.7	6.7
Total liabilities as of June 30, 2017	$—	$—	$6.7	$6.7
_____________

(1)	Money market funds include money market deposit account balances of $100.0 million and less than $0.1 million as of December 31, 2017 and June 30, 2017, respectively.
The following table sets forth an analysis of changes during the six months ended December 31, 2017 and 2016, in Level 3 financial liabilities of the Company:

	December 31, 2017	December 31, 2016
	(in millions)
Beginning balance	$6.7	$5.5
Additional contingent consideration incurred	4.5	0.9
Increase in contingent consideration liability	—	(0.4)
Foreign currency impact on contingent consideration liability	0.2	(0.2)
Payments	—	—
Ending balance	$11.3	$5.9

The Company did not incur any Level 3 fair value asset impairments during the six months ended December 31, 2017 and 2016. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.
NOTE 8. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	December 31, 2017	June 30, 2017
	(in millions)
Deferred client conversion and start-up costs	$174.4	$162.4
Deferred data center costs (a)	37.9	40.1
Long-term investments	76.0	63.4
Long-term broker fees	23.6	24.2
Other	27.1	26.4
Total	$339.1	$316.4
(a) Represents deferred data center costs associated with the Company’s information technology services agreements with International Business Machines Corporation (“IBM”). Please refer to Note 13, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.

NOTE 9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2017	June 30, 2017
	(in millions)
Employee compensation and benefits	$152.2	$221.2
Accrued broker fees	50.7	79.5
Accrued taxes	39.5	80.2
Accrued dividend payable	42.6	37.9
Customer deposits	45.1	39.5
Other	42.3	37.1
Total	$372.5	$495.3

NOTE 10. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at December 31, 2017	Carrying value at December 31, 2017	Carrying value at June 30, 2017	Unused Available Capacity	Fair Value at December 31, 2017
			(in millions)

Long-term debt
Fiscal 2017 Revolving Credit Facility	February 2022	$330.0	$330.0	$210.0	$670.0	$330.0
Fiscal 2014 Senior Notes	September 2020	400.0	398.2	397.9	—	414.2
Fiscal 2016 Senior Notes	June 2026	500.0	494.5	494.1	—	496.1
Total debt		$1,230.0	$1,222.7	$1,102.1	$670.0	$1,240.2
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2018	2019	2020	2021	2022	Thereafter	Total
(in millions)	$—	$—	$—	$400.0	$330.0	$500.0	$1,230.0

Fiscal 2017 Revolving Credit Facility: On February 6, 2017, the Company entered into an amended and restated $1.0 billion five-year revolving credit facility (the “Fiscal 2017 Revolving Credit Facility”), which replaced the $750.0 million five-year revolving credit facility entered into during August 2014 (the “Fiscal 2015 Revolving Credit Facility”) (together the “Revolving Credit Facilities”). The Fiscal 2017 Revolving Credit Facility is comprised of a $900.0 million U.S. dollar tranche and a $100.0 million multicurrency tranche. At December 31, 2017, the Company had $330.0 million in outstanding borrowings and had unused available capacity of $670.0 million under the Fiscal 2017 Revolving Credit Facility.

The weighted-average interest rate on the Revolving Credit Facilities was 2.25% and 2.23% for the three and six months ended December 31, 2017, respectively, and 1.52% and 1.51% for the three and six months ended December 31, 2016, respectively. The fair value of the variable-rate Fiscal 2017 Revolving Credit Facility borrowings at December 31, 2017 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

Borrowings under the Fiscal 2017 Revolving Credit Facility can be made in tranches up to 360 days and bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2017 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, similar to the previous Fiscal 2015 Revolving Credit Facility. The annual facility fees for the Revolving Credit Facilities totaled $0.3 million and $0.6 million for the three and six months ended December 31, 2017, respectively, and $0.2 million and $0.5 million for the three and six months ended December 31, 2016, respectively. The Company incurred $1.8 million in costs to establish the Fiscal 2017 Revolving Credit Facility. As of December 31, 2017, $2.4 million of these costs remain to be amortized (including $0.2 million and $0.7 million of issuance costs from the Fiscal 2012 Revolving Credit Facility and Fiscal 2015 Revolving Credit Facility, respectively). Such costs are capitalized in Other non-current assets in the Condensed Consolidated Balance Sheets and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the term of this facility.

The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2017 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2017 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At December 31, 2017, the Company is in compliance with all covenants of the Fiscal 2017 Revolving Credit Facility.
Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1st and September 1st each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At December 31, 2017, the Company is in compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the seven-year term. As of December 31, 2017 and June 30, 2017, $1.6 million and $1.9 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2014 Senior Notes. The fair value of the fixed-rate Fiscal 2014 Senior Notes at December 31, 2017 and June 30, 2017 was $414.2 million and $419.1 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At December 31, 2017, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Fiscal 2016 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.5 million in debt issuance costs to establish the Fiscal 2016 Senior Notes. These costs have been capitalized and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. As of December 31, 2017 and June 30, 2017, $3.7 million and $4.0 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2016 Senior Notes. The fair value of the fixed-rate Fiscal 2016 Senior Notes at December 31, 2017 and June 30, 2017 was $496.1 million and $494.6 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2017 Revolving Credit Facility, Fiscal 2014 Senior Notes, and Fiscal 2016 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of December 31, 2017 and June 30, 2017, there were no outstanding borrowings under these lines of credit.
NOTE 11. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended December 31, 2017 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at October 1, 2017	4,978,391	$39.97	1,040,265	$56.30	402,966	$61.52
Granted	62,028	85.80	432,235	78.01	174,669	77.14
Exercise of stock options (a)	(97,529)	26.19	—	—	—	—
Vesting of restricted stock units	—	—	(2,680)	53.83	—	—
Expired/forfeited	—	—	(8,673)	64.41	(2,988)	62.36
Balances at December 31, 2017 (b), (c)	4,942,890	$40.82	1,461,147	$62.68	574,647	$66.27
____________

(a)	Stock options exercised during the period of October 1, 2017 through December 31, 2017 had an aggregate intrinsic value of $6.1 million.

(b)
As of December 31, 2017, the Company’s outstanding vested and currently exercisable stock options using the December 31, 2017 closing stock price of $90.58 (approximately 2.6 million shares) had an aggregate intrinsic value of $151.2 million with a weighted-average exercise price of $32.67 and a weighted-average remaining contractual life of 5.2 years. The total of all stock options outstanding as of December 31, 2017 have a weighted-average remaining contractual life of 6.2 years.

(c)
As of December 31, 2017, time-based restricted stock units and performance-based restricted stock units expected to vest using the December 31, 2017 closing stock price of $90.58 (approximately 1.4 million and 0.6 million shares, respectively) had an aggregate intrinsic value of $124.8 million and $49.9 million, respectively.

The activity related to the Company’s incentive equity awards for the six months ended December 31, 2017 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at July 1, 2017	5,137,641	$39.63	1,074,593	$55.98	470,862	$58.26
Granted	62,028	85.80	440,699	77.92	174,669	77.14
Exercise of stock options (a)	(184,137)	24.04	—	—	—	—
Vesting of restricted stock units	—	—	(3,518)	53.51	(15,033)	54.36
Expired/forfeited	(72,642)	37.65	(50,627)	53.89	(55,851)	35.99
Balances at December 31, 2017	4,942,890	$40.82	1,461,147	$62.68	574,647	$66.27
____________

(a)	Stock options exercised during the period of July 1, 2017 through December 31, 2017 had an aggregate intrinsic value of $10.9 million.

The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $16.2 million and $14.0 million, as well as related tax benefits of $4.4 million and $4.9 million were recognized for the three months ended December 31, 2017 and 2016, respectively. Stock-based compensation expense of $24.7 million and $22.8 million, as well as related tax benefits of $7.3 million and $8.1 million were recognized for the six months ended December 31, 2017 and 2016, respectively.
As of December 31, 2017, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $5.6 million and $63.5 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.1 years and 1.8 years, respectively.
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
NOTE 12. INCOME TAXES
The provision for income taxes for the three and six months ended December 31, 2017 was $41.4 million and $65.8 million compared to $15.6 million and $33.4 million for the three and six months ended December 31, 2016, respectively.
The effective tax rate for the three and six months ended December 31, 2017 was 40.0% and 37.0% compared to 34.1% and 34.4% for the three and six months ended December 31, 2016. The increase in the effective tax rate for the three and six months ended December 31, 2017, compared to the comparable prior year period is primarily attributable to the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law on December 22, 2017.

One of the primary provisions in the Tax Act is a reduction of the U.S. federal corporate statutory income tax rate from 35.0% to 21.0%. With a fiscal year ending June 30, 2018, the Company’s federal corporate statutory income tax rate will be subject to a full year blended tax rate of 28.1%. Beginning July 1, 2018, the Company will be subject to a U.S. federal corporate statutory income tax rate of 21.0%.
In addition, the Tax Act requires companies to pay a transition tax on earnings of certain foreign subsidiaries at December 31, 2017. The Company has estimated this tax obligation to be $11.4 million and is payable over an eight-year period. In connection with this U.S. federal transition tax on repatriated foreign earnings, the Company has also accrued $20.8 million of foreign jurisdiction withholding taxes with respect to the earnings deemed repatriated for U.S. tax purposes. Partially offsetting the $32.2 million of aggregate expense related to foreign earnings is a $16.1 million benefit related to the remeasurement of the Company’s net U.S. federal and state deferred tax liabilities. These amounts are provisional and represent the Company’s best estimates of the expected impacts of the Tax Act. The ultimate impact of the Tax Act may differ from the Company’s estimates due to changes in interpretations and assumptions made by the Company, additional regulatory guidance that may be issued, as well as the amount of our fiscal year 2018 earnings before income taxes.
NOTE 13. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
In March 2010, the Company and IBM entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at December 31, 2017 are $361.8 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at December 31, 2017 are $29.0 million through fiscal year 2024, the final year of the contract.

Equity Method Investment

The Company contributed $2.8 million to an equity method investment during the six months ended December 31, 2017, and has a remaining commitment of $2.5 million to fund this investment at December 31, 2017.

Purchase of Intellectual Property

As discussed in Note 6, “Acquisitions,” the Company expects to pay $40.0 million to an affiliate of Inveshare in February 2018 upon delivery of certain new blockchain technology applications.

Other
In the normal course of business, the Company is subject to various claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material impact on its financial condition, results of operations or cash flows.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at December 31, 2017 or at June 30, 2017.
In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

Our business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), a wholly-owned indirect subsidiary, which is a broker-dealer registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”), which requires BBPO to maintain a minimum amount of net capital. At December 31, 2017, BBPO was in compliance with this capital requirement.

BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires that BBPO maintain a minimum amount of net capital. At December 31, 2017, BBPO was in compliance with this capital requirement.

In addition, Matrix Trust Company, a wholly-owned indirect subsidiary, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At December 31, 2017, Matrix Trust Company was in compliance with its capital requirements.
NOTE 14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three and six months ended December 31, 2017, and 2016, respectively:

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at October 1, 2017	$(30.6)	$2.6	$(9.0)	$(37.1)
Other comprehensive income/(loss) before reclassifications	(2.4)	0.8	—	(1.6)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.2	0.2
Balances at December 31, 2017	$(33.0)	$3.3	$(8.8)	$(38.4)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at October 1, 2016	$(43.2)	$1.7	$(7.5)	$(48.9)
Other comprehensive income/(loss) before reclassifications	(12.0)	(0.2)	—	(12.2)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.1	0.1
Balances at December 31, 2016	$(55.1)	$1.5	$(7.3)	$(60.9)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2017	$(48.9)	$2.3	$(9.2)	$(55.8)
Other comprehensive income/(loss) before reclassifications	15.9	1.1	—	17.0
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.4	0.4
Balances at December 31, 2017	$(33.0)	$3.3	$(8.8)	$(38.4)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2016	$(31.9)	$1.3	$(7.6)	$(38.2)
Other comprehensive income/(loss) before reclassifications	(23.2)	0.2	—	(23.0)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.3	0.3
Balances at December 31, 2016	$(55.1)	$1.5	$(7.3)	$(60.9)

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
In connection with an organizational change made in the second quarter of fiscal year 2018, in order to further align and enhance our portfolio of services, certain discrete services that were previously reported in our Investor Communication Solutions reportable segment are now reported within the Global Technology and Operations reportable segment.  As a result, our prior period segment results have been revised to reflect this change in reporting segments.

Segment results:

	Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in millions)
Investor Communication Solutions	$802.2	$704.4	$1,528.6	$1,422.4
Global Technology and Operations	228.0	207.0	442.9	400.2
Foreign currency exchange	(17.4)	(18.8)	(33.9)	(34.6)
Total	$1,012.8	$892.6	$1,937.6	$1,787.9

	Earnings (Loss) before Income Taxes
	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in millions)
Investor Communication Solutions	$72.4	$20.4	$118.0	$55.1
Global Technology and Operations	50.6	44.2	95.7	80.6
Other	(26.5)	(20.8)	(48.0)	(43.6)
Foreign currency exchange	7.0	2.0	12.1	5.2
Total	$103.5	$45.7	$177.8	$97.2

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and six months ended December 31, 2017 compared to the three and six months ended December 31, 2016. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.

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
“Tax Act items” represent a U.S. federal transition tax on earnings of certain foreign subsidiaries, foreign jurisdiction withholding taxes with respect to the earnings deemed repatriated for U.S. tax purposes, and certain benefits related to the remeasurement of the Company’s net U.S. federal and state deferred tax liabilities attributable to the recording of the impact from the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law on December 22, 2017.
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

Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the six months ended December 31, 2017, mutual fund proxy fee revenues were 489% higher compared to the six months ended December 31, 2016. During fiscal years 2017 and 2016, mutual fund proxy fee revenues were 19% higher and 22% higher than the prior fiscal year, respectively. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.

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
Closed Sales
Closed sales for the three months ended December 31, 2017 were $38.7 million, a decrease of $16.9 million, or 31%, compared to $55.7 million for the three months ended December 31, 2016. Closed sales for the three months ended December 31, 2017 is net of an allowance adjustment of $1.6 million.
Closed sales for the six months ended December 31, 2017 were $61.6 million, a decrease of $15.7 million, or 20%, compared to $77.3 million for the six months ended December 31, 2016. Closed sales for the six months ended December 31, 2017 is net of an allowance adjustment of $2.6 million.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended December 31, 2017 versus Three Months Ended December 31, 2016
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended December 31, 2017 and 2016, and the dollar and percentage changes between periods:

	Three Months Ended December 31,
			Change
	2017	2016	$	%
	(in millions, except per share amounts)
Revenues	$1,012.8	$892.6	$120.2	13
Cost of revenues	769.8	707.8	62.0	9
Selling, general and administrative expenses	127.9	126.0	1.9	2
Total operating expenses	897.7	833.8	63.9	8

Operating income	115.1	58.8	56.2	96
Margin	11.4%	6.6%
Interest expense, net	10.2	10.6	(0.5)	(4)
Other non-operating expenses, net	1.4	2.5	(1.1)	(44)
Earnings before income taxes	103.5	45.7	57.8	126
Provision for income taxes	41.4	15.6	25.8	165
Effective tax rate	40.0%	34.1%
Net earnings	$62.1	$30.1	$32.0	106
Basic earnings per share	$0.53	$0.25	$0.28	112
Diluted earnings per share	$0.52	$0.25	$0.27	108

Three Months Ended December 31, 2017 versus Three Months Ended December 31, 2016
Revenues. Revenues for the three months ended December 31, 2017 were $1,012.8 million, an increase of $120.2 million, or 13%, compared to $892.6 million for the three months ended December 31, 2016. The $120.2 million increase was driven by higher event-driven fee revenues of $67.6 million, or 227%, higher recurring fee revenues of $26.3 million, or 5%, and higher distribution revenues of $24.9 million, or 7%. The higher recurring fee revenues of $26.3 million reflected: gains from Net New Business (3pts), contributions from our recent acquisitions (1pt) and internal growth (1pt). The higher event-driven fee revenues were primarily from increased mutual fund proxy activity and equity proxy contests. Fluctuations in foreign currency exchange rates positively impacted revenues by $1.4 million.
Total Operating expenses. Total operating expenses for the three months ended December 31, 2017 were $897.7 million, an increase of $63.9 million, or 8%, compared to $833.8 million for the three months ended December 31, 2016. Cost of revenues increased by $62.0 million, or 9%, and Selling, general and administrative expenses increased by $1.9 million, or 2%. The increase in operating expenses was primarily attributable to higher distribution cost of revenues of $21.0 million driven by the increase in distribution revenues, higher operating costs related to acquisitions of $10.1 million, and higher variable expenses driven in part by the increase in event-driven and recurring fee revenues.
Operating income. Operating income for the three months ended December 31, 2017 was $115.1 million, an increase of $56.2 million, or 96%, compared to $58.8 million for the three months ended December 31, 2016. The increase is due to higher event-driven fee revenues and recurring fee revenues, partially offset by higher operating expenses as discussed above. Operating income margins increased to 11.4% for the three months ended December 31, 2017, compared to 6.6% for the three months ended December 31, 2016, primarily due to the increase in event-driven fee revenues and recurring fee revenues.
Interest expense, net. Interest expense, net for the three months ended December 31, 2017 was $10.2 million, a decrease of $0.5 million, or 4%, compared to $10.6 million for the three months ended December 31, 2016. The decrease was primarily due to a decrease in interest expense of $0.2 million due to a more favorable mix of interest rates on outstanding borrowings.
Other non-operating expenses, net. Other non-operating expenses, net for the three months ended December 31, 2017 were $1.4 million, a decrease of $1.1 million, or 44%, compared to $2.5 million for the three months ended December 31, 2016. The decrease was primarily due to lower expense of $0.6 million related to fluctuations in foreign currency exchange rates and lower losses related to equity method investments of $0.4 million.
Earnings before income taxes. Earnings before income taxes for the three months ended December 31, 2017 were $103.5 million, an increase of $57.8 million, or 126%, compared to $45.7 million for the three months ended December 31, 2016.
Provision for income taxes. The Provision for income taxes and effective tax rate for the three months ended December 31, 2017 were $41.4 million and 40.0%, compared to $15.6 million and 34.1% for the three months ended December 31, 2016. The increase in the effective tax rate for the three months ended December 31, 2017 compared to the three months ended December 31, 2016 is primarily attributable to the enactment of the Tax Act. With a fiscal year ending June 30, 2018, the Company’s federal corporate statutory income tax rate will be subject to a full year blended tax rate of 28.1%. Notwithstanding the reduction in the federal corporate statutory income tax rate, the Tax Act requires companies to pay a transition tax on earnings of certain foreign subsidiaries at December 31, 2017, which the Company has estimated to be $11.4 million. The Company also accrued $20.8 million of foreign jurisdiction withholding taxes with respect to the earnings deemed repatriated for U.S. tax purposes. Partially offsetting the $32.2 million of aggregate expense related to foreign earnings is a $16.1 million benefit related to the remeasurement of the Company’s net U.S. federal and state deferred tax liabilities. Beginning July 1, 2018, the Company will be subject to a U.S. federal corporate statutory income tax rate of 21.0%.
Net Earnings and Basic and Diluted earnings per share. Net earnings for the three months ended December 31, 2017 were $62.1 million, an increase of $32.0 million, or 106%, compared to $30.1 million for the three months ended December 31, 2016. The increase in Net earnings is primarily due to the increase in event-driven fee and recurring fee revenues.
Basic and Diluted earnings per share for the three months ended December 31, 2017 were $0.53 and $0.52, respectively, compared to $0.25 and $0.25 for the three months ended December 31, 2016, respectively.

Six Months Ended December 31, 2017 versus Six Months Ended December 31, 2016
The table below presents Condensed Consolidated Statements of Earnings data for the six months ended December 31, 2017 and 2016, and the dollar and percentage changes between periods:

	Six Months Ended December 31,
			Change
	2017	2016	$	%
	(in millions, except per share amounts)
Revenues	$1,937.6	$1,787.9	$149.7	8
Cost of revenues	1,496.4	1,425.7	70.7	5
Selling, general and administrative expenses	241.7	237.3	4.3	2
Total operating expenses	1,738.1	1,663.1	75.0	5

Operating income	199.5	124.9	74.7	60
Margin	10.3%	7.0%
Interest expense, net	19.6	21.0	(1.4)	(7)
Other non-operating expenses, net	2.1	6.7	(4.5)	(69)
Earnings before income taxes	177.8	97.2	80.6	83
Provision for income taxes	65.8	33.4	32.4	97
Effective tax rate	37.0%	34.4%
Net earnings	$112.0	$63.8	$48.2	76
Basic earnings per share	$0.96	$0.54	$0.42	78
Diluted earnings per share	$0.93	$0.52	$0.41	79
Six Months Ended December 31, 2017 versus Six Months Ended December 31, 2016
Revenues. Revenues for the six months ended December 31, 2017 were $1,937.6 million an increase of $149.7 million, or 8%, compared to $1,787.9 million for the six months ended December 31, 2016. The $149.7 million increase was driven by higher event-driven fee revenues of $89.3 million, or 133%, and higher recurring fee revenues of $57.2 million, or 5%. The higher recurring fee revenues of $57.2 million reflected: gains from Net New Business (3pts), contributions from our recent acquisitions (1pt) and internal growth (1pt). The higher event-driven fee revenues were primarily from increased mutual fund proxy activity and equity proxy contests. Fluctuations in foreign currency exchange rates positively impacted revenues by $0.8 million.
Total Operating expenses. Total operating expenses for the six months ended December 31, 2017 were $1,738.1 million, an increase of $75.0 million, or 5%, compared to $1,663.1 million for the six months ended December 31, 2016. Cost of revenues increased by $70.7 million, or 5%, and Selling, general and administrative expenses increased by $4.3 million, or 2%. The increase in operating expenses was primarily attributable to higher variable expenses driven in part by the increase in event-driven fee revenues and recurring fee revenues and higher operating costs related to acquisitions of $16.9 million.
Operating income. Operating income for the six months ended December 31, 2017 was $199.5 million, an increase of $74.7 million, or 60%, compared to $124.9 million for the six months ended December 31, 2016. The increase is due to higher event-driven fee and recurring fee revenues, partially offset by higher operating expenses. Operating income margins increased to 10.3% for the six months ended December 31, 2017, compared to 7.0% for the six months ended December 31, 2016, primarily due to the increase in event-driven fee revenues and recurring fee revenues.
Interest expense, net. Interest expense, net for the six months ended December 31, 2017 was $19.6 million, a decrease of $1.4 million, or 7%, compared to $21.0 million for the six months ended December 31, 2016. The decrease was primarily due to a decrease in interest expense of $0.9 million due to a more favorable mix of interest rates on outstanding borrowings.
Other non-operating expenses, net. Other non-operating expenses, net for the six months ended December 31, 2017 were $2.1 million, a decrease of $4.5 million, or 69%, compared to $6.7 million for the six months ended December 31, 2016. The decrease was primarily due to lower expense of $3.2 million related to fluctuations in foreign currency exchange rates and lower losses related to equity method investments of $1.3 million.

Earnings before income taxes. Earnings before income taxes for the six months ended December 31, 2017 were $177.8 million, an increase of $80.6 million, or 83%, compared to $97.2 million for the six months ended December 31, 2016.
Provision for income taxes. The Provision for income taxes and effective tax rate for the six months ended December 31, 2017 were $65.8 million and 37.0%, compared to $33.4 million and 34.4% for the six months ended December 31, 2016. The increase in the effective tax rate for the six months ended December 31, 2017 compared to the six months ended December 31, 2016 is primarily attributable to the enactment of the Tax Act. With a fiscal year ending June 30, 2018, the Company’s federal corporate statutory income tax rate will be subject to a full year blended tax rate of 28.1%. Notwithstanding the reduction in the federal corporate statutory income tax rate, the Tax Act requires companies to pay a transition tax on earnings of certain foreign subsidiaries at December 31, 2017, which the Company has estimated to be $11.4 million. The Company also accrued $20.8 million of foreign jurisdiction withholding taxes with respect to the earnings deemed repatriated for U.S. tax purposes. Partially offsetting the $32.2 million of aggregate expense related to foreign earnings is a $16.1 million benefit related to the remeasurement of the Company’s net U.S. federal and state deferred tax liabilities. Beginning July 1, 2018, the Company will be subject to a U.S. federal corporate statutory income tax rate of 21.0%.
Net Earnings and Basic and Diluted earnings per share. Net earnings for the six months ended December 31, 2017 were $112.0 million, an increase of $48.2 million, or 76%, compared to $63.8 million for the six months ended December 31, 2016. The increase in Net earnings primarily reflects higher event-driven fee revenues and recurring fee revenues.
Basic and Diluted earnings per share for the six months ended December 31, 2017 were $0.96 and $0.93, respectively, compared to $0.54 and $0.52 for the six months ended December 31, 2016, respectively.
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
In connection with an organizational change made in the second quarter of fiscal year 2018, in order to further align and enhance our portfolio of services, certain discrete services that were previously reported in our Investor Communication Solutions reportable segment are now reported within the Global Technology and Operations reportable segment. As a result, our prior period segment results have been revised to reflect this change in reporting segments.
Revenues

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Investor Communication Solutions	$802.2	$704.4	$97.8	14	$1,528.6	$1,422.4	$106.2	7
Global Technology and Operations	228.0	207.0	20.9	10	442.9	400.2	42.7	11
Foreign currency exchange	(17.4)	(18.8)	1.4	(7)	(33.9)	(34.6)	0.8	(2)
Total	$1,012.8	$892.6	$120.2	13	$1,937.6	$1,787.9	$149.7	8

Earnings Before Income Taxes

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Investor Communication Solutions	$72.4	$20.4	$52.0	255	$118.0	$55.1	$62.9	114
Global Technology and Operations	50.6	44.2	6.5	14	95.7	80.6	15.1	19
Other	(26.5)	(20.8)	(5.7)	27	(48.0)	(43.6)	(4.4)	10
Foreign currency exchange	7.0	2.0	5.0	250	12.1	5.2	7.0	133
Total	$103.5	$45.7	$57.8	126	$177.8	$97.2	$80.6	83
Investor Communication Solutions

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Recurring fee revenues	$334.4	$329.1	$5.4	2	$667.4	$652.8	$14.5	2
Event-driven fee revenues	97.3	29.8	67.6	227	156.6	67.3	89.3	133
Distribution revenues	370.4	345.6	24.9	7	704.7	702.3	2.4	—
Total	$802.2	$704.4	$97.8	14	$1,528.6	$1,422.4	$106.2	7
Revenues. Investor Communication Solutions segment’s Revenues for the three months ended December 31, 2017 were $802.2 million, an increase of $97.8 million, or 14%, compared to $704.4 million for the three months ended December 31, 2016. The $97.8 million increase was driven by: (i) higher event-driven fee revenues of $67.6 million, or 227%, (ii) an increase in distribution revenues of $24.9 million, or 7% and (iii) higher recurring fee revenues of $5.4 million, or 2%.
Higher event-driven fee revenues were the result of increased mutual fund proxy activity and equity proxy contests. Higher recurring fee revenues were primarily driven by Net New Business from increases in revenues from Closed sales and revenues from acquisitions. Position growth compared to the same period in the prior year, which is a component of internal growth, was 10% for mutual fund and exchange traded funds (“ETF”) interims.
Investor Communication Solutions segment’s Revenues for the six months ended December 31, 2017 were $1,528.6 million, an increase of $106.2 million, or 7%, compared to $1,422.4 million for the six months ended December 31, 2016. The $106.2 million increase was driven by: (i) higher event-driven fee revenues of $89.3 million, or 133%, (ii) higher recurring fee revenues of $14.5 million, or 2% and (iii) an increase in distribution revenues of $2.4 million.
Higher event-driven fee revenues were the result of increased mutual fund proxy activity and equity proxy contests. Higher recurring fee revenues were primarily driven by Net New Business from increases in revenues from Closed sales and revenues from acquisitions. Position growth compared to the same period in the prior year, which is a component of internal growth, was 10% for mutual fund and ETF interims.
Earnings before Income Taxes. Earnings before income taxes for the three months ended December 31, 2017 were $72.4 million, an increase of $52.0 million, or 255%, compared to $20.4 million for the three months ended December 31, 2016. The earnings increase was primarily due to higher event-driven fee revenues and recurring fee revenues. Pre-tax margins increased by 6.1 percentage points to 9.0% from 2.9%.
Earnings before income taxes for the six months ended December 31, 2017 were $118.0 million, an increase of $62.9 million, or 114%, compared to $55.1 million for the six months ended December 31, 2016. The earnings increase was primarily due to higher event-driven fee revenues and recurring fee revenues. Pre-tax margins increased by 3.8 percentage points to 7.7% from 3.9%.

Global Technology and Operations
Revenues. Global Technology and Operations segment’s Revenues for the three months ended December 31, 2017 were $228.0 million, an increase of $20.9 million, or 10%, compared to $207.0 million for the three months ended December 31, 2016. The 10% increase was attributable to: (i) higher Net New Business from Closed sales (5pts), (ii) internal growth from higher trade and non-trade activity levels (3pts) and (iii) revenue from recent acquisitions (2pts).
Global Technology and Operations segment’s Revenues for the six months ended December 31, 2017 were $442.9 million, an increase of $42.7 million, or 11%, compared to $400.2 million for the six months ended December 31, 2016. The 11% increase was attributable to: (i) higher Net New Business from Closed sales (5pts), (ii) internal growth from higher trade and non-trade activity levels (3pts) and (iii) revenue from recent acquisitions (3pts).
Earnings before Income Taxes. Earnings before income taxes for the three months ended December 31, 2017 were $50.6 million, an increase of $6.5 million, or 14%, compared to $44.2 million for the three months ended December 31, 2016. The earnings increase was primarily due to higher organic revenues. Pre-tax margins increased by 0.8 percentage points to 22.2% from 21.4%.
Earnings before income taxes for the six months ended December 31, 2017 were $95.7 million, an increase of $15.1 million, or 19%, compared to $80.6 million for the six months ended December 31, 2016. The earnings increase was primarily due to higher organic revenues. Pre-tax margins increased by 1.5 percentage points to 21.6% from 20.1%.
Other
Loss before Income Taxes. Loss before income taxes was $26.5 million for the three months ended December 31, 2017, an increase of $5.7 million, compared to $20.8 million for the three months ended December 31, 2016. The increased loss was primarily due to higher expense related to corporate charges, including efficiency initiatives.
Loss before income taxes was $48.0 million for the six months ended December 31, 2017, an increase of $4.4 million, compared to $43.6 million for the six months ended December 31, 2016. The increased loss was primarily due to higher expense related to corporate charges, including efficiency initiatives.
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

Adjusted Operating Income, Adjusted Net Earnings and Adjusted Earnings Per Share

These Non-GAAP measures reflect Operating income, Operating income margin, Net earnings, and Diluted earnings per share, as adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items that management believes are not indicative of our ongoing operating performance. These adjusted measures exclude the impact of Amortization of Acquired Intangibles and Purchased Intellectual Property, Acquisition and Integration Costs, and Tax Act items. Amortization of Acquired Intangibles and Purchased Intellectual Property represents non-cash expenses associated with the Company's acquisition activities. Acquisition and Integration Costs represent certain transaction and integration costs associated with the Company’s acquisition activities. Tax Act items represent a U.S. federal transition tax on earnings of certain foreign subsidiaries, foreign jurisdiction withholding taxes and certain benefits related to the remeasurement of the Company’s net U.S. federal and state deferred tax liabilities attributable to the Tax Act.

We exclude Amortization of Acquired Intangibles and Purchased Intellectual Property, Acquisition and Integration Costs, and Tax Act items from these measures because excluding such information provides us with an understanding of the results from the primary operations of our business and these items do not reflect ordinary operations or earnings. Management believes these measures may be useful to an investor in evaluating the underlying operating performance of our business.

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

Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in millions)
Operating income (GAAP)	$115.1	$58.8	$199.5	$124.9
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	19.7	20.4	39.2	33.1
Acquisition and Integration Costs	2.6	5.0	4.7	7.8
Adjusted Operating income (Non-GAAP)	$137.5	$84.2	$243.4	$165.8

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in millions)
Net earnings (GAAP)	$62.1	$30.1	$112.0	$63.8
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	19.7	20.4	39.2	33.1
Acquisition and Integration Costs	2.6	5.0	4.7	7.8
Taxable adjustments	22.4	25.3	43.8	40.9
Tax Act items	16.1	—	16.1	—
Tax impact of adjustments (a)	(5.9)	(8.7)	(13.0)	(14.1)
Adjusted Net earnings (Non-GAAP)	$94.7	$46.8	$158.9	$90.7

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Diluted earnings per share (GAAP)	$0.52	$0.25	$0.93	$0.52
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.16	0.17	0.33	0.27
Acquisition and Integration Costs	0.02	0.04	0.04	0.06
Taxable adjustments	0.19	0.21	0.37	0.34
Tax Act items	0.13	—	0.13	—
Tax impact of adjustments (a)	(0.05)	(0.07)	(0.11)	(0.12)
Adjusted earnings per share (Non-GAAP)	$0.79	$0.39	$1.32	$0.75

(a) Calculated using the GAAP effective tax rate, adjusted to exclude the net $16.1 million charges associated with the Tax Act, as well as $1.5 million and $3.0 million of excess tax benefits associated with stock-based compensation for the three and six months ended December 31, 2017. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Six Months Ended December 31,
	2017	2016
	(in millions)
Net cash flows provided by (used in) operating activities (GAAP)	$141.8	$(5.5)
Capital expenditures and Software purchases and capitalized internal use software	(52.5)	(32.0)
Free cash flow (Non-GAAP)	$89.3	$(37.5)

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents consisted of the following:

	December 31, 2017	June 30, 2017
	(in millions)
Cash and cash equivalents:
Domestic cash	$175.0	$86.8
Cash held by foreign subsidiaries	134.5	126.2
Cash held by regulated entities	57.0	58.1
Total cash and cash equivalents	$366.5	$271.1
At December 31, 2017, Cash and cash equivalents were $366.5 million and Total stockholders’ equity was $1,074.0 million. At December 31, 2017, net working capital was $465.1 million, compared to $244.6 million at June 30, 2017. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
At December 31, 2017, $134.5 million of the $366.5 million of Cash and cash equivalents were held by our foreign subsidiaries, and $57.0 million of Cash and cash equivalents were held by regulated entities. We expect existing domestic cash, cash equivalents, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If these funds are needed for our operations in the U.S., we would be required to pay foreign taxes to repatriate these funds. Under the Tax Act, as a result of the U.S. federal transition tax and the withholding tax on certain foreign subsidiary earnings at December 31, 2017, certain historical foreign earnings will be available to be repatriated back to the U.S at a future date for general corporate purposes. However, while we may do so at a future date, the Company does not need to repatriate future foreign earnings to fund U.S. operations.

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at December 31, 2017	Carrying value at December 31, 2017	Carrying value at June 30, 2017	Unused Available Capacity	Fair Value at December 31, 2017
			(in millions)

Long-term debt
Fiscal 2017 Revolving Credit Facility	February 2022	$330.0	$330.0	$210.0	$670.0	$330.0
Fiscal 2014 Senior Notes	September 2020	400.0	398.2	397.9	—	414.2
Fiscal 2016 Senior Notes	June 2026	500.0	494.5	494.1	—	496.1
Total debt		$1,230.0	$1,222.7	$1,102.1	$670.0	$1,240.2
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2018	2019	2020	2021	2022	Thereafter	Total
(in millions)	$—	$—	$—	$400.0	$330.0	$500.0	$1,230.0
The Company has a $1.0 billion five-year revolving credit facility (the “Fiscal 2017 Revolving Credit Facility”), which is comprised of a $900.0 million U.S. dollar tranche and a $100.0 million multicurrency tranche. Borrowings under the Fiscal 2017 Revolving Credit Facility bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2017 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, which totaled $0.3 million and $0.6 million for the three and six months ended December 31, 2017 respectively, and $0.2 million and $0.5 million for the three and six months ended December 31, 2016, respectively. At December 31, 2017, the Company had $330.0 million in outstanding borrowings and had unused available capacity of $670.0 million under the Fiscal 2017 Revolving Credit Facility. The facility is scheduled to expire in February 2022.
At December 31, 2017, the carrying value of the Company’s outstanding Long-term debt was $1,222.7 million, consisting of: (i) borrowings on the Fiscal 2017 Revolving Credit Facility of $330.0 million, (ii) senior notes of $398.2 million ($400.0 million principal amount less $0.2 million bond discount and $1.6 million of unamortized debt issuance costs) due September 2020 and (iii) senior notes of $494.5 million ($500.0 million principal amount less $1.8 million bond discount and $3.7 million of unamortized debt issuance costs) due June 2026. The Fiscal 2017 Revolving Credit Facility and the senior notes are senior unsecured obligations of the Company and are ranked equally in right of payment. Interest on the senior notes due 2020 is payable semiannually on March 1st and September 1st each year based on a fixed per annum rate equal to 3.95%. Interest on the senior notes due 2026 is payable semiannually on June 27th and December 27th each year based on a fixed per annum rate equal to 3.40%.
Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain ratios.

Cash Flows

	Six Months Ended December 31,
			Change
	2017	2016	$
	(in millions)
Net cash flows provided by (used in) operating activities	$141.8	$(5.5)	$147.3
Net cash flows used in investing activities	$(85.4)	$(553.4)	$468.0
Net cash flows provided by financing activities	$35.4	$70.2	$(34.7)

Free cash flow:
Net cash flows provided by (used in) operating activities (GAAP)	$141.8	$(5.5)	$147.3
Capital expenditures and Software purchases and capitalized internal use software	(52.5)	(32.0)	(20.5)
Free cash flow (Non-GAAP)	$89.3	$(37.5)	$126.8

The increase in cash provided by operating activities of $147.3 million in the six months ended December 31, 2017, as compared to the six months ended December 31, 2016, was primarily due to: (i) an increase in cash provided by advanced client payments on existing contracts of $73.1 million, (ii) higher cash generated from our operations primarily due to higher event-driven activity partially offset by increased cash used in working capital, and (iii) the classification of excess tax benefits associated with stock-based compensation awards as part of operating activities in fiscal year 2018, for which $22.0 million of excess tax benefits were classified in financing activities in fiscal year 2017 rather than operating activities.
The decrease in cash used in investing activities of $468.0 million in the six months ended December 31, 2017, as compared to the six months ended December 31, 2016, primarily reflects decreased (i) acquisitions of $398.3 million largely driven by the acquisition of NACC in fiscal year 2017 and (ii) $90.0 million in purchased intellectual property, partially offset by (iii) increased Capital expenditures and Software purchases and capitalized internal use software of $20.5 million.
The decreased cash provided by financing activities of $34.7 million in the six months ended December 31, 2017 as compared to the six months ended December 31, 2016 primarily reflects: (i) a decrease in net proceeds from borrowings of $70.0 million, (ii) a $29.7 million decrease in the proceeds from the exercise of stock options, (iii) a $22.0 million decrease in excess tax benefits from the issuance of stock-based compensation awards that are no longer classified as cash flows from financing activities, and (iv) a $6.4 million increase in dividends paid, partially offset by (v) $98.2 million decrease in the repurchase of common stock.
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
Income Taxes
Our effective tax rate for the three and six months ended December 31, 2017 was 40.0% and 37.0% compared to 34.1% and 34.4% for the three and six months ended December 31, 2016. The increase in the effective tax rate for the three and six months ended December 31, 2017, compared to the comparable prior year period is primarily attributable to the enactment of the Tax Act on December 22, 2017. With a fiscal year ending June 30, 2018, the Company’s federal corporate statutory income tax rate will be subject to a full year blended tax rate of 28.1%. Notwithstanding the reduction in the federal corporate statutory income tax rate, the Tax Act requires companies to pay a transition tax on earnings of certain foreign subsidiaries at December 31, 2017, which the Company has estimated to be $11.4 million. The Company also accrued $20.8 million of foreign jurisdiction withholding taxes with respect to the earnings deemed repatriated for U.S. tax purposes. Partially offsetting the $32.2 million of aggregate expense related to foreign earnings is a $16.1 million benefit related to the remeasurement of the Company’s net U.S. federal and state deferred tax liabilities. Beginning July 1, 2018, the Company will be subject to a U.S. federal corporate statutory income tax rate of 21.0%.
Contractual Obligations
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at December 31, 2017 are $361.8 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at December 31, 2017 are $29.0 million through fiscal year 2024, the final year of the contract.

The Company expects to pay $40.0 million to an affiliate of Inveshare in February 2018 upon delivery of certain new blockchain technology applications.

The Company contributed $2.8 million to an equity method investment during the six months ended December 31, 2017, and has a remaining commitment of $2.5 million to fund this investment at December 31, 2017.

Other Commercial Agreements
At December 31, 2017, the Company had $330.0 million of outstanding borrowings and unused available capacity of $670.0 million under the Fiscal 2017 Revolving Credit Facility.
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at December 31, 2017.
Off-balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at December 31, 2017 or at June 30, 2017. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.
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
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2017 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our second fiscal quarter ended December 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2017 - October 31, 2017	—	$—	—	9,962,536
November 1, 2017 - November 30, 2017	910	88.45	—	9,962,536
December 1, 2017 - December 31, 2017	6,820	89.11	6,732	9,955,804
Total	7,730	$89.03	6,732
_____________
(1) Includes 998 shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2) During the fiscal quarter ended December 31, 2017, the Company repurchased 6,732 shares of common stock at an average price of $89.12 per share. At December 31, 2017, the Company had 9,955,804 shares available for repurchase under its share repurchase program. The share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and six months ended December 31, 2017 and 2016, (ii) condensed consolidated statements of comprehensive income for the three and six months ended December 31, 2017 and 2016, (iii) condensed consolidated balance sheets as of December 31, 2017 and June 30, 2017, (iv) condensed consolidated statements of cash flows for the six months ended December 31, 2017 and 2016, and (v) the notes to the condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: February 8, 2018	By:	/s/ James M. Young
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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and six months ended December 31, 2017 and 2016, (ii) condensed consolidated statements of comprehensive income for the three and six months ended December 31, 2017 and 2016, (iii) condensed consolidated balance sheets as of December 31, 2017 and June 30, 2017, (iv) condensed consolidated statements of cash flows for the six months ended December 31, 2017 and 2016, and (v) the notes to the condensed consolidated financial statements.