Form 10-Q
period 2018-03-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2018-05-08
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 30, 2018, was 117,919,879 shares.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended March 31,		Nine Months Ended March 31,
		2018	2017	2018	2017
Revenues		$1,071.9	$1,008.9	$3,009.5	$2,796.8
Operating expenses:
Cost of revenues		803.1	773.7	2,299.5	2,199.5
Selling, general and administrative expenses		138.8	125.5	380.5	362.8
Total operating expenses		941.9	899.2	2,680.0	2,562.3
Operating income		130.0	109.7	329.5	234.6
Interest expense, net	(Note 4)	9.0	10.8	28.6	31.8
Other non-operating income, net	(Note 5)	(4.2)	(7.4)	(2.1)	(0.8)
Earnings before income taxes		125.2	106.3	303.0	203.5
Provision for income taxes	(Note 12)	16.2	30.4	81.9	63.8
Net earnings		$109.1	$75.9	$221.1	$139.7

Basic earnings per share		$0.93	$0.64	$1.89	$1.18
Diluted earnings per share		$0.90	$0.63	$1.84	$1.15

Weighted-average shares outstanding:
Basic	(Note 3)	116.9	117.8	116.7	118.3
Diluted	(Note 3)	120.9	120.7	120.3	121.3
Dividends declared per common share		$0.365	$0.33	$1.095	$0.99

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net earnings	$109.1	$75.9	$221.1	$139.7
Other comprehensive income (loss), net:
Foreign currency translation adjustments	7.4	—	23.3	(23.2)
Net unrealized gains (losses) on available-for-sale securities, net of taxes of $1.7 and $(0.2) for the three months ended March 31, 2018 and 2017, respectively; and $1.2 and $(0.3) for the nine months ended March 31, 2018 and 2017, respectively	(3.7)	0.3	(2.7)	0.5
Pension and post-retirement liability adjustment, net of taxes of $(0.1) and $(0.1) for the three months ended March 31, 2018 and 2017, respectively; and $(0.3) and $(0.3) for the nine months ended March 31, 2018 and 2017, respectively	0.2	0.1	0.7	0.4
Total other comprehensive income (loss), net	3.8	0.4	21.3	(22.3)
Comprehensive income	$112.9	$76.3	$242.3	$117.4

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		March 31, 2018	June 30, 2017
Assets
Current assets:
Cash and cash equivalents		$352.1	$271.1
Accounts receivable, net of allowance for doubtful accounts of $5.8 and $3.7, respectively		714.1	589.5
Other current assets		136.9	129.0
Total current assets		1,203.0	989.6
Property, plant and equipment, net		197.9	198.1
Goodwill		1,231.3	1,159.3
Intangible assets, net		490.2	486.4
Other non-current assets	(Note 8)	362.4	316.4
Total assets		$3,484.7	$3,149.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$147.4	$167.2
Accrued expenses and other current liabilities	(Note 9)	434.5	495.3
Deferred revenues		185.4	82.4
Total current liabilities		767.3	744.9
Long-term debt	(Note 10)	1,203.1	1,102.1
Deferred taxes		42.8	82.0
Deferred revenues		77.5	74.3
Other non-current liabilities		232.3	142.7
Total liabilities		2,323.0	2,146.0
Commitments and contingencies	(Note 13)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 117.3 and 116.5 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,038.9	987.6
Retained earnings		1,562.6	1,469.4
Treasury stock, at cost: 37.2 and 38.0 shares, respectively		(1,406.6)	(1,398.9)
Accumulated other comprehensive loss	(Note 14)	(34.6)	(55.8)
Total stockholders’ equity		1,161.8	1,003.8
Total liabilities and stockholders’ equity		$3,484.7	$3,149.8

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net earnings	$221.1	$139.7
Adjustments to reconcile Net earnings to Net cash flows provided by operating activities:
Depreciation and amortization	60.7	51.2
Amortization of acquired intangibles and purchased intellectual property	59.4	52.8
Amortization of other assets	35.5	29.6
Stock-based compensation expense	39.2	34.7
Deferred income taxes	(21.5)	(16.1)
Excess tax benefits from stock-based compensation awards	—	(29.0)
Other	(15.2)	(7.1)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Increase in Accounts receivable, net	(121.3)	(114.6)
Increase in Other current assets	(33.3)	(60.0)
Increase in Accounts payable	3.0	42.5
Decrease in Accrued expenses and other current liabilities	(80.1)	(23.8)
Increase in Deferred revenues	99.8	118.3
Non-current assets and liabilities:
Increase in Other non-current assets	(69.2)	(76.8)
Increase in Other non-current liabilities	96.7	20.7
Net cash flows provided by operating activities	274.8	162.1
Cash Flows From Investing Activities
Capital expenditures	(54.8)	(51.7)
Software purchases and capitalized internal use software	(15.9)	(17.8)
Acquisitions, net of cash acquired	(63.0)	(448.1)
Purchase of intellectual property	(40.0)	(90.0)
Equity method investments	(4.0)	(4.5)
Other investing activities	—	(0.9)
Net cash flows used in investing activities	(177.6)	(613.0)
Cash Flows From Financing Activities
Proceeds from Long-term debt	260.0	355.0
Repayments on Long-term debt	(160.0)	(105.0)
Excess tax benefits from stock-based compensation awards	—	29.0
Dividends paid	(123.0)	(113.6)
Purchases of Treasury stock	(29.8)	(212.6)
Proceeds from exercise of stock options	38.1	45.4
Payment of contingent consideration obligations	—	(0.7)
Costs related to amendment of revolving credit facility	—	(1.8)
Costs related to issuance of bonds	—	(0.7)
Other financing activities	(5.5)	—
Net cash flows used in financing activities	(20.2)	(4.9)
Effect of exchange rate changes on Cash and cash equivalents	4.1	(2.4)
Net change in Cash and cash equivalents	81.0	(458.2)
Cash and cash equivalents, beginning of period	271.1	727.7
Cash and cash equivalents, end of period	$352.1	$269.5
Supplemental disclosure of cash flow information:
Cash payments made for interest	$29.6	$29.5
Cash payments made for income taxes, net of refunds	$152.3	$87.7
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$2.2	$7.5
Increase in acquisition related obligations	$9.6	$6.5
Obligations related to the purchase of intellectual property	$—	$5.0
Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation, is a global fintech leader providing investor communications and technology-driven solutions to banks, broker-dealers, mutual funds and corporate issuers. Our services include investor and customer communications, securities processing, and data and analytics solutions. In short, we provide the infrastructure that helps the financial services industry operate. With over 50 years of experience, including over 10 years as an independent public company, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities. We deliver a broad range of solutions that help our clients better serve their retail and institutional customers across the entire investment lifecycle, including pre-trade, trade, and post-trade processing functionality.

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

In March 2018, Broadridge acquired ActivePath Solutions Ltd (“ActivePath”). ActivePath is a digital technology company with technology that enhances the consumer experience associated with consumer statements, bills, and regulatory communications.

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

B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) and in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under either the cost or equity methods of accounting. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “2017 Annual Report”) filed on August 10, 2017 with the SEC. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at March 31, 2018 and June 30, 2017, the results of its operations for the three and nine months ended March 31, 2018 and 2017, and its cash flows for the nine months ended March 31, 2018 and 2017.
In the first quarter of fiscal year 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). Please refer to Note 2, “New Accounting Pronouncements,” for a discussion of the impact of ASU No. 2016-09.
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
D. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, the Company has reviewed events that have occurred after March 31, 2018 through the date of issuance of the Condensed Consolidated Financial Statements. During this period, the Company did not have any subsequent events for disclosure.
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

As a result of this adoption, the Company recorded excess tax benefits related to stock-based compensation awards of $15.6 million and $18.6 million during the three and nine months ended March 31, 2018 in the income tax provision on a prospective basis, whereas such benefits would previously have been recognized in equity. The Company also excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the three and nine months ended March 31, 2018. The Company has not adjusted prior periods presented for the change in accounting for excess tax benefits in the Condensed Consolidated Financial Statements. The Company also elected to apply the change in presentation of excess tax benefits in the Condensed Consolidated Statement of Cash Flows prospectively, and as a result, excess tax benefits are classified as operating activities when realized through reductions to subsequent tax payments. This adoption resulted in an increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities of $18.6 million for the nine months ended March 31, 2018. The Company has not adjusted prior periods presented for the change in classification of excess tax benefits on the Condensed Consolidated Statement of Cash Flows. The Company also elected to continue its current practice of estimating expected forfeitures as permitted by ASU No. 2016-09.
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

Each of ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 have the same effective date as ASU No. 2014-09. While the Company is still in the process of evaluating the full impact of the pending adoption of ASU No. 2014-09 and related amendments on its Condensed Consolidated Financial Statements and related disclosures, including assessing the need for process changes or enhancements, the Company has identified certain expected impacts of the new standard on its Condensed Consolidated Financial Statements. Specifically, the Company expects to capitalize certain sales commissions, as well as capitalize certain additional costs that are part of setting up or converting a client’s systems to function with the Company’s technology, both of which are currently expensed. Additionally, the Company expects to recognize proxy revenue predominantly at the time of proxy distribution to the client’s shareholders rather than on the date of the client’s shareholder meeting, which is typically 30 days after the proxy distribution. Other expected changes to the timing of revenue recognition include deferral of revenue from certain transaction processing platform enhancements as well as acceleration of revenue from certain multi-year software license arrangements that are currently recognized over the term of the software subscription. While the annual impact of the new revenue guidance to the Company’s income statement could vary year to year, the annual income statement impact of the new revenue guidance is estimated to be approximately 1% of the Company’s fiscal year 2017 revenues and approximately 3% of the Company’s fiscal year 2017 earnings before income taxes. Also, the Company currently estimates the cumulative impact to opening retained earnings of adopting the new revenue guidance will be less than $100 million, driven primarily by an increase in capitalized costs.
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

The computation of diluted EPS excluded options of 1.0 million to purchase Broadridge common stock for the three months ended March 31, 2018, and options of 1.1 million to purchase Broadridge common stock for the nine months ended March 31, 2018, as the effect of their inclusion would have been anti-dilutive.
The computation of diluted EPS excluded options of 0.5 million to purchase Broadridge common stock for the three months ended March 31, 2017, and options of 0.6 million to purchase Broadridge common stock for the nine months ended March 31, 2017, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Weighted-average shares outstanding:
Basic	116.9	117.8	116.7	118.3
Common stock equivalents	3.9	2.9	3.7	2.9
Diluted (1)	120.9	120.7	120.3	121.3

(1) On July 1, 2017, the Company adopted ASU No. 2016-09. See Note 2, “New Accounting Pronouncements,” for additional information related to adoption of this standard.
NOTE 4. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in millions)
Interest expense on borrowings	$10.5	$11.7	$31.3	$33.4
Interest income	(1.5)	(0.9)	(2.7)	(1.5)
Interest expense, net	$9.0	$10.8	$28.6	$31.8

NOTE 5. OTHER NON-OPERATING (INCOME) EXPENSES, NET
Other non-operating (income) expenses, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in millions)
Losses from equity method investments	$1.1	$1.5	$3.5	$5.3
Foreign currency exchange (gain) loss	0.2	0.4	(0.1)	3.3
Other (gains) losses	(5.5)	(9.3)	(5.5)	(9.3)
Other non-operating (income) expenses, net	$(4.2)	$(7.4)	$(2.1)	$(0.8)

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

During the second quarter of fiscal year 2018, the Company acquired one business in the Investor Communication Solutions segment:

Summit
In October 2017, the Company completed the acquisition of Summit, a full service financial document management solutions provider, including document composition and regulatory filing services. The aggregate purchase price was $30.6 million, consisting of $26.4 million in cash payments net of cash acquired, a $1.4 million note payable to the sellers that will be settled in the future, and a contingent consideration liability with an acquisition date fair value of $2.7 million. The contingent consideration liability is payable over the next three years upon the achievement by the acquired business of certain revenue and earnings targets. The contingent consideration liability has a maximum potential pay-out of $11.0 million upon the achievement in full of the defined financial targets by the acquired business. Net tangible assets acquired in the transaction were $0.6 million. This acquisition resulted in $18.1 million of Goodwill, which is primarily tax deductible. Intangible assets acquired, which totaled $12.0 million, consist primarily of software technology and customer relationships which are being amortized over a five-year life and seven-year life, respectively.

During the third quarter of fiscal year 2018, the Company acquired one business in the Investor Communication Solutions segment:
ActivePath
In March 2018, the Company completed the acquisition of ActivePath, a digital technology company with technology that enhances the consumer experience associated with consumer statements, bills and regulatory communications. The aggregate purchase price was $24.7 million, consisting of $22.3 million in cash payments net of cash acquired, and a $2.4 million note payable to the sellers that will be settled in the future. Net tangible liabilities assumed in the transaction were $0.3 million. This acquisition resulted in $25.0 million of Goodwill, which is not tax deductible. The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the acquired business’ assets and liabilities, and is still subject to a working capital adjustment.
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

In February 2018, the Company also paid $40.0 million to an affiliate of Inveshare for delivery of the new blockchain technology applications, as contemplated as part of the Company’s acquisition of intellectual property assets from Inveshare.
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
The following tables set forth the Company’s financial assets and liabilities at March 31, 2018 and June 30, 2017, respectively, that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$95.4	$—	$—	$95.4
Other current assets:
Available-for-sale securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale securities	65.7	—	1.1	66.8
Total assets as of March 31, 2018	$161.2	$—	$1.1	$162.4
Liabilities:
Contingent consideration obligations:	—	—	11.5	11.5
Total liabilities as of March 31, 2018	$—	$—	$11.5	$11.5

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$37.9	$—	$—	$37.9
Other current assets:
Available-for-sale securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale securities	50.6	—	1.1	51.7
Total assets as of June 30, 2017	$88.6	$—	$1.1	$89.8
Liabilities:
Contingent consideration obligations:	—	—	6.7	6.7
Total liabilities as of June 30, 2017	$—	$—	$6.7	$6.7
_____________

(1)	Money market funds include money market deposit account balances of $50.1 million and less than $0.1 million as of March 31, 2018 and June 30, 2017, respectively.

The following table sets forth an analysis of changes during the nine months ended March 31, 2018 and 2017, in Level 3 financial liabilities of the Company:

	March 31, 2018	March 31, 2017
	(in millions)
Beginning balance	$6.7	$5.5
Additional contingent consideration incurred	4.6	0.9
Increase (decrease) in contingent consideration liability	(0.1)	0.3
Foreign currency impact on contingent consideration liability	0.4	—
Payments	—	(0.7)
Ending balance	$11.5	$6.0
The Company did not incur any Level 3 fair value asset impairments during the nine months ended March 31, 2018 and 2017. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.
NOTE 8. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	March 31, 2018	June 30, 2017
	(in millions)
Deferred client conversion and start-up costs	$181.8	$162.4
Deferred data center costs (a)	36.6	40.1
Long-term investments	78.7	63.4
Long-term broker fees	31.2	24.2
Other	34.1	26.4
Total	$362.4	$316.4
(a) Represents deferred data center costs associated with the Company’s information technology services agreements with International Business Machines Corporation (“IBM”). Please refer to Note 13, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.

NOTE 9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2018	June 30, 2017
	(in millions)
Employee compensation and benefits	$193.9	$221.2
Accrued broker fees	68.0	79.5
Accrued taxes	22.2	80.2
Accrued dividend payable	42.8	37.9
Customer deposits	52.2	39.5
Other	55.4	37.1
Total	$434.5	$495.3

NOTE 10. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at March 31, 2018	Carrying value at March 31, 2018	Carrying value at June 30, 2017	Unused Available Capacity	Fair Value at March 31, 2018
			(in millions)

Long-term debt
Fiscal 2017 Revolving Credit Facility	February 2022	$310.0	$310.0	$210.0	$690.0	$310.0
Fiscal 2014 Senior Notes	September 2020	400.0	398.4	397.9	—	407.9
Fiscal 2016 Senior Notes	June 2026	500.0	494.7	494.1	—	484.0
Total debt		$1,210.0	$1,203.1	$1,102.1	$690.0	$1,201.9
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2018	2019	2020	2021	2022	Thereafter	Total
(in millions)	$—	$—	$—	$400.0	$310.0	$500.0	$1,210.0

Fiscal 2017 Revolving Credit Facility: On February 6, 2017, the Company entered into an amended and restated $1.0 billion five-year revolving credit facility (the “Fiscal 2017 Revolving Credit Facility”), which replaced the $750.0 million five-year revolving credit facility entered into during August 2014 (the “Fiscal 2015 Revolving Credit Facility”) (together the “Revolving Credit Facilities”). The Fiscal 2017 Revolving Credit Facility is comprised of a $900.0 million U.S. dollar tranche and a $100.0 million multicurrency tranche. At March 31, 2018, the Company had $310.0 million in outstanding borrowings and had unused available capacity of $690.0 million under the Fiscal 2017 Revolving Credit Facility.

The weighted-average interest rate on the Revolving Credit Facilities was 2.50% and 2.31% for the three and nine months ended March 31, 2018, respectively, and 1.77% and 1.65% for the three and nine months ended March 31, 2017, respectively. The fair value of the variable-rate Fiscal 2017 Revolving Credit Facility borrowings at March 31, 2018 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

Borrowings under the Fiscal 2017 Revolving Credit Facility can be made in tranches up to 360 days and bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2017 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, similar to the previous Fiscal 2015 Revolving Credit Facility. The annual facility fees for the Revolving Credit Facilities totaled $0.3 million and $1.0 million for the three and nine months ended March 31, 2018, respectively, and $0.3 million and $0.8 million for the three and nine months ended March 31, 2017, respectively. The Company incurred $1.8 million in costs to establish the Fiscal 2017 Revolving Credit Facility. As of March 31, 2018, $2.3 million of these costs remain to be amortized (including $0.2 million and $0.7 million of issuance costs from the Fiscal 2012 Revolving Credit Facility and Fiscal 2015 Revolving Credit Facility, respectively). Such costs are capitalized in Other non-current assets in the Condensed Consolidated Balance Sheets and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the term of this facility.

The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2017 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2017 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At March 31, 2018, the Company is in compliance with all covenants of the Fiscal 2017 Revolving Credit Facility.
Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1st and September 1st each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At March 31, 2018, the Company is in compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the seven-year term. As of March 31, 2018 and June 30, 2017, $1.4 million and $1.9 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2014 Senior Notes. The fair value of the fixed-rate Fiscal 2014 Senior Notes at March 31, 2018 and June 30, 2017 was $407.9 million and $419.1 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At March 31, 2018, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Fiscal 2016 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.5 million in debt issuance costs to establish the Fiscal 2016 Senior Notes. These costs have been capitalized and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. As of March 31, 2018 and June 30, 2017, $3.6 million and $4.0 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2016 Senior Notes. The fair value of the fixed-rate Fiscal 2016 Senior Notes at March 31, 2018 and June 30, 2017 was $484.0 million and $494.6 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2017 Revolving Credit Facility, Fiscal 2014 Senior Notes, and Fiscal 2016 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of March 31, 2018 and June 30, 2017, there were no outstanding borrowings under these lines of credit.
NOTE 11. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended March 31, 2018 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at January 1, 2018	4,942,890	$40.82	1,461,147	$62.68	574,647	$66.27
Granted	1,017,414	93.88	5,565	90.68	1,576	91.38
Exercise of stock options (a)	(924,872)	32.51	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—
Expired/forfeited	—	—	(14,005)	67.09	(66,628)	48.42
Balances at March 31, 2018 (b), (c)	5,035,432	$53.07	1,452,707	$62.74	509,595	$68.68
____________

(a)	Stock options exercised during the period of January 1, 2018 through March 31, 2018 had an aggregate intrinsic value of $60.6 million.

(b)
As of March 31, 2018, the Company’s outstanding vested and currently exercisable stock options using the March 31, 2018 closing stock price of $109.69 (approximately 3.1 million shares) had an aggregate intrinsic value of $221.2 million with a weighted-average exercise price of $37.71 and a weighted-average remaining contractual life of 5.7 years. The total of all stock options outstanding as of March 31, 2018 have a weighted-average remaining contractual life of 7.0 years.

(c)
As of March 31, 2018, time-based restricted stock units and performance-based restricted stock units expected to vest using the March 31, 2018 closing stock price of $109.69 (approximately 1.4 million and 0.5 million shares, respectively) had an aggregate intrinsic value of $151.7 million and $57.4 million, respectively.

The activity related to the Company’s incentive equity awards for the nine months ended March 31, 2018 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at July 1, 2017	5,137,641	$39.63	1,074,593	$55.98	470,862	$58.26
Granted	1,079,442	93.42	446,264	78.08	176,245	77.27
Exercise of stock options (a)	(1,109,009)	31.11	—	—	—	—
Vesting of restricted stock units	—	—	(3,518)	53.51	(15,033)	54.36
Expired/forfeited	(72,642)	37.65	(64,632)	56.75	(122,479)	42.75
Balances at March 31, 2018	5,035,432	$53.07	1,452,707	$62.74	509,595	$68.68

(a)	Stock options exercised during the period of July 1, 2017 through March 31, 2018 had an aggregate intrinsic value of $71.5 million.

The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $14.6 million and $11.9 million, as well as related tax benefits of $4.3 million and $4.2 million were recognized for the three months ended March 31, 2018 and 2017, respectively. Stock-based compensation expense of $39.2 million and $34.7 million, as well as related tax benefits of $11.6 million and $12.3 million were recognized for the nine months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $22.8 million and $52.7 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 3.2 years and 1.7 years, respectively.
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
NOTE 12. INCOME TAXES
The provision for income taxes for the three and nine months ended March 31, 2018 was $16.2 million and $81.9 million compared to $30.4 million and $63.8 million for the three and nine months ended March 31, 2017, respectively.
The effective tax rate for the three and nine months ended March 31, 2018 was 12.9% and 27.0% compared to 28.6% and 31.4% for the three and nine months ended March 31, 2017.
The decrease in the effective tax rate for the three months ended March 31, 2018, compared to the comparable prior year period is primarily due to the recognition of a $15.6 million excess tax benefit attributable to stock-based compensation as well as the corporate rate change under the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law on December 22, 2017.

The decrease in the effective tax rate for the nine months ended March 31, 2018, compared to the comparable prior year period is primarily due to the recognition of an $18.6 million excess tax benefit attributable to stock-based compensation as well as a reduced federal rate, partially offset by the $16.1 million of net tax charges relating to the enactment of the Tax Act.

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
NOTE 13. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
In March 2010, the Company and IBM entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at March 31, 2018 are $352.8 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at March 31, 2018 are $29.9 million through fiscal year 2024, the final year of the contract.

Equity Method Investment

The Company contributed $4.0 million to an equity method investment during the nine months ended March 31, 2018, and has a remaining commitment of $1.3 million to fund this investment at March 31, 2018.

Purchase of Intellectual Property

As discussed in Note 6, “Acquisitions,” the Company paid $40.0 million to an affiliate of Inveshare in February 2018 upon the delivery of certain new blockchain technology applications, as contemplated as part of the Company’s acquisition of intellectual property assets from Inveshare in September 2016.

Other
In the normal course of business, the Company is subject to various claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material impact on its financial condition, results of operations or cash flows.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at March 31, 2018 or at June 30, 2017.
In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.

Our business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), a wholly-owned indirect subsidiary, which is a broker-dealer registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”), which requires BBPO to maintain a minimum amount of net capital. At March 31, 2018, BBPO was in compliance with this capital requirement.

BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires that BBPO maintain a minimum amount of net capital. At March 31, 2018, BBPO was in compliance with this capital requirement.

In addition, Matrix Trust Company, a wholly-owned indirect subsidiary, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At March 31, 2018, Matrix Trust Company was in compliance with its capital requirements.
NOTE 14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three and nine months ended March 31, 2018, and 2017, respectively:

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at January 1, 2018	$(33.0)	$3.3	$(8.8)	$(38.4)
Other comprehensive income/(loss) before reclassifications	7.4	—	—	7.4
Amounts reclassified from accumulated other comprehensive income/(loss)	—	(3.7)	0.2	(3.5)
Balances at March 31, 2018	$(25.6)	$(0.4)	$(8.6)	$(34.6)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at January 1, 2017	$(55.1)	$1.5	$(7.3)	$(60.9)
Other comprehensive income/(loss) before reclassifications	—	0.3	—	0.3
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.1	0.1
Balances at March 31, 2017	$(55.1)	$1.8	$(7.2)	$(60.5)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2017	$(48.9)	$2.3	$(9.2)	$(55.8)
Other comprehensive income/(loss) before reclassifications	23.3	1.1	—	24.4
Amounts reclassified from accumulated other comprehensive income/(loss)	—	(3.7)	0.7	(3.1)
Balances at March 31, 2018	$(25.6)	$(0.4)	$(8.6)	$(34.6)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2016	$(31.9)	$1.3	$(7.6)	$(38.2)
Other comprehensive income/(loss) before reclassifications	(23.2)	0.5	—	(22.7)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.4	0.4
Balances at March 31, 2017	$(55.1)	$1.8	$(7.2)	$(60.5)

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

Segment results:

	Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in millions)
Investor Communication Solutions	$855.3	$820.5	$2,384.0	$2,242.9
Global Technology and Operations	235.2	208.6	678.1	608.8
Foreign currency exchange	(18.6)	(20.1)	(52.5)	(54.8)
Total	$1,071.9	$1,008.9	$3,009.5	$2,796.8

	Earnings (Loss) before Income Taxes
	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in millions)
Investor Communication Solutions	$93.0	$75.5	$211.0	$130.5
Global Technology and Operations	57.3	42.7	152.9	123.3
Other	(29.0)	(14.4)	(77.0)	(58.0)
Foreign currency exchange	3.9	2.5	16.1	7.6
Total	$125.2	$106.3	$303.0	$203.5

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
Overview
Broadridge is a global fintech leader providing investor communications and technology-driven solutions to banks, broker-dealers, mutual funds and corporate issuers. Our services include investor and customer communications, securities processing, and data and analytics solutions. In short, we provide the infrastructure that helps the financial services industry operate. With over 50 years of experience, including over 10 years as an independent public company, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities. We deliver a broad range of solutions that help our clients better serve their retail and institutional customers across the entire investment lifecycle, including pre-trade, trade, and post-trade processing functionality.
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
The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2017 in the 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2017.
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
Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and nine months ended March 31, 2018 compared to the three and nine months ended March 31, 2017. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.

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
“MAL investment gain” represents a non-cash, nontaxable gain on investment from the Company’s acquisition of Message Automation Limited (“MAL”) in March 2017.
“Net New Business” refers to recurring revenue from closed sales less recurring revenue from client losses.
“Gain on Sale of Securities” represents a non-operating gain on the sale of securities associated with our retirement plan obligations.
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

Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the nine months ended March 31, 2018, mutual fund proxy fee revenues were 115% higher compared to the nine months ended March 31, 2017. During the full fiscal years 2017 and 2016, mutual fund proxy fee revenues were 19% higher and 22% higher than the prior fiscal year, respectively. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.

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
Closed Sales
Closed sales for the three months ended March 31, 2018 were $38.2 million a decrease of $9.4 million or 20%, compared to $47.6 million for the three months ended March 31, 2017. Closed sales for the three months ended March 31, 2018 are net of an allowance adjustment of $1.6 million.
Closed sales for the nine months ended March 31, 2018 were $99.8 million, a decrease of $25.2 million, or 20%, compared to $125.0 million for the nine months ended March 31, 2017. Closed sales for the nine months ended March 31, 2018 are net of an allowance adjustment of $4.2 million.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended March 31, 2018 and 2017, and the dollar and percentage changes between periods:

	Three Months Ended March 31,
			Change
	2018	2017	$	%
	(in millions, except per share amounts)
Revenues	$1,071.9	$1,008.9	$63.0	6
Cost of revenues	803.1	773.7	29.4	4
Selling, general and administrative expenses	138.8	125.5	13.3	11
Total operating expenses	941.9	899.2	42.7	5

Operating income	130.0	109.7	20.3	19
Margin	12.1%	10.9%
Interest expense, net	9.0	10.8	(1.9)	(17)
Other non-operating income, net	(4.2)	(7.4)	3.2	(43)
Earnings before income taxes	125.2	106.3	19.0	18
Provision for income taxes	16.2	30.4	(14.2)	(47)
Effective tax rate	12.9%	28.6%
Net earnings	$109.1	$75.9	$33.2	44
Basic earnings per share	$0.93	$0.64	$0.29	45
Diluted earnings per share	$0.90	$0.63	$0.27	43
Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017
Revenues. Revenues for the three months ended March 31, 2018 were $1,071.9 million, an increase of $63.0 million, or 6%, compared to $1,008.9 million for the three months ended March 31, 2017. The $63.0 million increase was driven by higher recurring fee revenues of $46.6 million, or 8%, higher distribution revenues of $9.3 million, or 2%, and higher event-driven fee revenues of $5.6 million, or 9%. The higher recurring fee revenues of $46.6 million reflected: internal growth (4pts), gains from Net New Business (3pts) and contributions from our recent acquisitions (1pt). The higher event-driven fee revenues were primarily from increased equity proxy contests which were partially offset by decreased mutual fund proxy activity. Fluctuations in foreign currency exchange rates positively impacted revenues by $1.5 million.
Total Operating expenses. Total operating expenses for the three months ended March 31, 2018 were $941.9 million, an increase of $42.7 million, or 5%, compared to $899.2 million for the three months ended March 31, 2017. Cost of revenues increased by $29.4 million, or 4%, and Selling, general and administrative expenses increased by $13.3 million, or 11%. The increase in operating expenses was primarily attributable to higher distribution cost of revenues of $9.5 million driven by the increase in distribution revenues, higher operating costs related to acquisitions of $8.5 million, and higher variable expenses driven in part by the increase in recurring fee and event-driven revenues.
Operating income. Operating income for the three months ended March 31, 2018 was $130.0 million, an increase of $20.3 million, or 19%, compared to $109.7 million for the three months ended March 31, 2017. The increase is due to higher recurring fee revenues, partially offset by higher operating expenses as discussed above. Operating income margins increased to 12.1% for the three months ended March 31, 2018, compared to 10.9% for the three months ended March 31, 2017, primarily due to the increase in recurring fee revenues.
Interest expense, net. Interest expense, net for the three months ended March 31, 2018 was $9.0 million, a decrease of $1.9 million, or 17%, compared to $10.8 million for the three months ended March 31, 2017. The decrease was due to a decrease in interest expense of $1.2 million and a $0.6 million increase in interest income.

Other non-operating income net. Other non-operating income, net for the three months ended March 31, 2018 was $4.2 million, a decrease of $3.2 million, or 43%, compared to $7.4 million for the three months ended March 31, 2017. The decrease was primarily due to a decrease of $3.8 million in investment gains.
Earnings before income taxes. Earnings before income taxes for the three months ended March 31, 2018 were $125.2 million, an increase of $19.0 million, or 18%, compared to $106.3 million for the three months ended March 31, 2017.
Provision for income taxes. The Provision for income taxes and effective tax rate for the three months ended March 31, 2018 were $16.2 million and 12.9%, compared to $30.4 million and 28.6% for the three months ended March 31, 2017. The decrease in the effective tax rate for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is primarily due to the recognition of a $15.6 million excess tax benefit attributable to stock-based compensation as well as the corporate rate change under the enactment of the Tax Act. With a fiscal year ending June 30, 2018, the Company’s federal corporate statutory income tax rate will be subject to a full year blended tax rate of 28.1%. Beginning July 1, 2018, the Company will be subject to a U.S. federal corporate statutory income tax rate of 21.0%.
Net Earnings and Basic and Diluted earnings per share. Net earnings for the three months ended March 31, 2018 were $109.1 million, an increase of $33.2 million, or 44%, compared to $75.9 million for the three months ended March 31, 2017. The increase in Net earnings is primarily due to the decrease in the effective tax rate attributable to the enactment of the Tax Act as well as the excess tax benefits attributable to stock compensation, and an increase in recurring fee revenues.
Basic and Diluted earnings per share for the three months ended March 31, 2018 were $0.93 and $0.90, respectively, compared to $0.64 and $0.63 for the three months ended March 31, 2017, respectively.
Nine Months Ended March 31, 2018 versus Nine Months Ended March 31, 2017
The table below presents Condensed Consolidated Statements of Earnings data for the nine months ended March 31, 2018 and 2017, and the dollar and percentage changes between periods:

	Nine Months Ended March 31,
			Change
	2018	2017	$	%
	(in millions, except per share amounts)
Revenues	$3,009.5	$2,796.8	$212.6	8
Cost of revenues	2,299.5	2,199.5	100.0	5
Selling, general and administrative expenses	380.5	362.8	17.7	5
Total operating expenses	2,680.0	2,562.3	117.7	5

Operating income	329.5	234.6	94.9	40
Margin	10.9%	8.4%
Interest expense, net	28.6	31.8	(3.2)	(10)
Other non-operating income, net	(2.1)	(0.8)	(1.3)	163
Earnings before income taxes	303.0	203.5	99.5	49
Provision for income taxes	81.9	63.8	18.2	28
Effective tax rate	27.0%	31.4%
Net earnings	$221.1	$139.7	$81.3	58
Basic earnings per share	$1.89	$1.18	$0.71	60
Diluted earnings per share	$1.84	$1.15	$0.69	60
Nine Months Ended March 31, 2018 versus Nine Months Ended March 31, 2017
Revenues. Revenues for the nine months ended March 31, 2018 were $3,009.5 million an increase of $212.6 million, or 8%, compared to $2,796.8 million for the nine months ended March 31, 2017. The $212.6 million increase was driven by higher recurring fee revenues of $103.8 million, or 6%, higher event-driven fee revenues of $94.9 million, or 74% and higher distribution revenues of $11.7 million, or 1%. The higher recurring fee revenues of $103.8 million reflected: gains from Net New Business (3pts), internal growth (2pts) and contributions from our recent acquisitions (1pt). The higher event-driven fee revenues were primarily from increased mutual fund proxy activity and equity proxy contests. Fluctuations in foreign currency exchange rates positively impacted revenues by $2.2 million.
Total Operating expenses. Total operating expenses for the nine months ended March 31, 2018 were $2,680.0 million, an increase of $117.7 million, or 5%, compared to $2,562.3 million for the nine months ended March 31, 2017. Cost of revenues increased by $100.0 million, or 5%, and Selling, general and administrative expenses increased by $17.7 million, or 5%. The increase in operating expenses was primarily attributable to higher variable expenses driven in part by the increase in recurring fee revenues and event-driven fee revenues, higher operating costs related to acquisitions of $25.4 million and higher distribution cost of revenues of $10.2 million driven by the increase in distribution revenues.
Operating income. Operating income for the nine months ended March 31, 2018 was $329.5 million, an increase of $94.9 million, or 40%, compared to $234.6 million for the nine months ended March 31, 2017. The increase is due to higher event-driven fee revenues and recurring fee revenues, partially offset by higher operating expenses. Operating income margins increased to 10.9% for the nine months ended March 31, 2018, compared to 8.4% for the nine months ended March 31, 2017, primarily due to the increase in event-driven fee revenues and recurring fee revenues.
Interest expense, net. Interest expense, net for the nine months ended March 31, 2018 was $28.6 million, a decrease of $3.2 million, or 10%, compared to $31.8 million for the nine months ended March 31, 2017. The decrease was primarily due to a decrease in interest expense of $2.1 million and a $1.2 million increase in interest income.
Other non-operating income, net. Other non-operating income, net for the nine months ended March 31, 2018 was $2.1 million an increase of $1.3 million, or 163%, compared to $0.8 million for the nine months ended March 31, 2017. The increase was primarily due to lower expense of $3.4 million related to fluctuations in foreign currency exchange rates and lower losses related to minority equity investments of $1.8 million partially offset by a decrease of $3.8 million in investment gains.
Earnings before income taxes. Earnings before income taxes for the nine months ended March 31, 2018 were $303.0 million, an increase of $99.5 million, or 49%, compared to $203.5 million for the nine months ended March 31, 2017.
Provision for income taxes. The Provision for income taxes and effective tax rate for the nine months ended March 31, 2018 were $81.9 million and 27.0%, compared to $63.8 million and 31.4% for the nine months ended March 31, 2017. The decrease in the effective tax rate for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017 is primarily due to the recognition of a $18.6 million excess tax benefit attributable to stock-based compensation as well as a reduced federal rate, partially offset by the $16.1 million of net tax charges relating to the enactment of the Tax Act. With a fiscal year ending June 30, 2018, the Company’s federal corporate statutory income tax rate will be subject to a full year blended tax rate of 28.1%. Notwithstanding the reduction in the federal corporate statutory income tax rate, the Tax Act requires companies to pay a transition tax on earnings of certain foreign subsidiaries at December 31, 2017, which the Company has estimated to be $11.4 million. The Company also accrued $20.8 million of foreign jurisdiction withholding taxes with respect to the earnings deemed repatriated for U.S. tax purposes. Partially offsetting the $32.2 million of aggregate expense related to foreign earnings is a $16.1 million benefit related to the remeasurement of the Company’s net U.S. federal and state deferred tax liabilities. Beginning July 1, 2018, the Company will be subject to a U.S. federal corporate statutory income tax rate of 21.0%.
Net Earnings and Basic and Diluted earnings per share. Net earnings for the nine months ended March 31, 2018 were $221.1 million, an increase of $81.3 million, or 58%, compared to $139.7 million for the nine months ended March 31, 2017. The increase in Net earnings primarily reflects higher event-driven fee revenues and recurring fee revenues.
Basic and Diluted earnings per share for the nine months ended March 31, 2018 were $1.89 and $1.84, respectively, compared to $1.18 and $1.15 for the nine months ended March 31, 2017, respectively.
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
Revenues

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Investor Communication Solutions	$855.3	$820.5	$34.9	4	$2,384.0	$2,242.9	$141.1	6
Global Technology and Operations	235.2	208.6	26.6	13	678.1	608.8	69.3	11
Foreign currency exchange	(18.6)	(20.1)	1.5	(7)	(52.5)	(54.8)	2.2	(4)
Total	$1,071.9	$1,008.9	$63.0	6	$3,009.5	$2,796.8	$212.6	8

Earnings Before Income Taxes

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Investor Communication Solutions	$93.0	$75.5	$17.5	23	$211.0	$130.5	$80.4	62
Global Technology and Operations	57.3	42.7	14.5	34	152.9	123.3	29.6	24
Other	(29.0)	(14.4)	(14.6)	101	(77.0)	(58.0)	(19.0)	33
Foreign currency exchange	3.9	2.5	1.5	56	16.1	7.6	8.5	112
Total	$125.2	$106.3	$19.0	18	$303.0	$203.5	$99.5	49
Investor Communication Solutions

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Recurring fee revenues	$403.5	$383.5	$20.0	5	$1,070.8	$1,036.3	$34.5	3
Event-driven fee revenues	66.5	60.9	5.6	9	223.1	128.2	94.9	74
Distribution revenues	385.4	376.0	9.3	2	1,090.0	1,078.3	11.7	1
Total	$855.3	$820.5	$34.9	4	$2,384.0	$2,242.9	$141.1	6
Revenues. Investor Communication Solutions segment’s Revenues for the three months ended March 31, 2018 were $855.3 million an increase of $34.9 million, or 4%, compared to $820.5 million for the three months ended March 31, 2017. The $34.9 million increase was driven by: (i) higher recurring fee revenues of $20.0 million, or 5%, (ii) an increase in distribution revenues of $9.3 million, or 2% and (iii) higher event-driven fee revenues of $5.6 million, or 9%.

Higher recurring fee revenues of 5% were attributable to: (i) internal growth (2pts), (ii) Net New Business from increases in revenues from Closed sales (2pts) and revenues from acquisitions (1pt). Position growth compared to the same period in the prior year, which is a component of internal growth, was 8% for mutual fund and ETF interims. Higher event-driven fee revenues were the result of increased equity proxy contests which were partially offset by decreased mutual fund proxy activity.
Investor Communication Solutions segment’s Revenues for the nine months ended March 31, 2018 were $2,384.0 million, an increase of $141.1 million, or 6%, compared to $2,242.9 million for the nine months ended March 31, 2017. The $141.1 million increase was driven by: (i) higher event-driven fee revenues of $94.9 million, or 74%, (ii) higher recurring fee revenues of $34.5 million, or 3% and (iii) an increase in distribution revenues of $11.7 million.
Higher event-driven fee revenues were the result of increased mutual fund proxy activity and equity proxy contests. Higher recurring fee revenues were attributable to: Net New Business from increases in revenues from Closed sales (2pts), internal growth (1pt) and revenues from acquisitions (1pt). Position growth compared to the same period in the prior year, which is a component of internal growth, was 10% for mutual fund and ETF interims.
Earnings before Income Taxes. Earnings before income taxes for the three months ended March 31, 2018 were $93.0 million, an increase of $17.5 million, or 23%, compared to $75.5 million for the three months ended March 31, 2017. The earnings increase was primarily due to higher recurring fee revenues and event-driven fee revenues. Pre-tax margins increased by 1.7 percentage points to 10.9% from 9.2%.
Earnings before income taxes for the nine months ended March 31, 2018 were $211.0 million, an increase of $80.4 million, or 62%, compared to $130.5 million for the nine months ended March 31, 2017. The earnings increase was primarily due to higher event-driven fee revenues and recurring fee revenues. Pre-tax margins increased by 3.1 percentage points to 8.9% from 5.8%.
Global Technology and Operations
Revenues. Global Technology and Operations segment’s Revenues for the three months ended March 31, 2018 were $235.2 million, an increase of $26.6 million, or 13%, compared to $208.6 million for the three months ended March 31, 2017. The 13% increase was attributable to: (i) internal growth from higher trade and non-trade activity levels (7pts), (ii) higher Net New Business from Closed sales (4pts), and (iii) revenue from recent acquisitions (1pt).
Global Technology and Operations segment’s Revenues for the nine months ended March 31, 2018 were $678.1 million, an increase of $69.3 million, or 11%, compared to $608.8 million for the nine months ended March 31, 2017. The 11% increase was attributable to: (i) higher Net New Business from Closed sales (5pts), (ii) internal growth from higher trade and non-trade activity levels (4pts) and (iii) revenue from recent acquisitions (2pts).
Earnings before Income Taxes. Earnings before income taxes for the three months ended March 31, 2018 were $57.3 million an increase of $14.5 million, or 34%, compared to $42.7 million for the three months ended March 31, 2017. The earnings increase was primarily due to higher organic revenues. Pre-tax margins increased by 3.9 percentage points to 24.4% from 20.5%.
Earnings before income taxes for the nine months ended March 31, 2018 were $152.9 million, an increase of $29.6 million, or 24%, compared to $123.3 million for the nine months ended March 31, 2017. The earnings increase was primarily due to higher organic revenues. Pre-tax margins increased by 2.2 percentage points to 22.5% from 20.3%.
Other
Loss before Income Taxes. Loss before income taxes was $29.0 million for the three months ended March 31, 2018, an increase of $14.6 million, or 101%, compared to $14.4 million for the three months ended March 31, 2017. The increased loss was primarily due to higher expense related to corporate charges, including efficiency and growth initiatives, higher performance based compensation expense of $4.9 million and a decrease of $3.8 million in investment gains in the current year period.
Loss before income taxes was $77.0 million for the nine months ended March 31, 2018, an increase of $19.0 million, or 33%, compared to $58.0 million for the nine months ended March 31, 2017. The increased loss was primarily due to higher expense related to corporate charges, including efficiency and growth initiatives, a decrease of $3.8 million in investment gains and higher performance based compensation expense of $3.6 million in the current year period.

Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures

The Company’s results in this Quarterly Report on Form 10-Q are presented in accordance with U.S. GAAP except where otherwise noted. In certain circumstances, results have been presented that are not generally accepted accounting principles measures (“Non-GAAP”). These Non-GAAP measures are Adjusted Operating income, Adjusted Operating income margin, Adjusted Net earnings, Adjusted earnings per share, and Free cash flow. These Non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results.

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

Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Earnings and Adjusted Earnings Per Share

These Non-GAAP measures reflect Operating income, Operating income margin, Net earnings, and Diluted earnings per share, as adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items that management believes are not indicative of our ongoing operating performance. These adjusted measures exclude the impact of: (i) Amortization of Acquired Intangibles and Purchased Intellectual Property, (ii) Acquisition and Integration Costs, (iii) Tax Act items, (iv) the Gain on Sale of Securities and (v) the MAL investment gain. Amortization of Acquired Intangibles and Purchased Intellectual Property represents non-cash amortization expenses associated with the Company's acquisition activities. Acquisition and Integration Costs represent certain transaction and integration costs associated with the Company’s acquisition activities. Tax Act items represent the net impact of a U.S. federal transition tax on earnings of certain foreign subsidiaries, foreign jurisdiction withholding taxes and certain benefits related to the remeasurement of the Company’s net U.S. federal and state deferred tax liabilities attributable to the Tax Act. The Gain on Sale of Securities represents a non-operating gain on the sale of securities associated with the Company’s retirement plan obligations. The MAL investment gain represents a non-cash, nontaxable gain on investment from the Company’s acquisition of MAL in March 2017.

We exclude Amortization of Acquired Intangibles and Purchased Intellectual Property, Acquisition and Integration Costs, Tax Act items, Gain on Sale of Securities and the MAL investment gain from our earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and these items do not reflect ordinary operations or earnings. Management believes these adjusted measures may be useful to an investor in evaluating the underlying operating performance of our business.

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

Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in millions)
Operating income (GAAP)	$130.0	$109.7	$329.5	$234.6
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	20.2	19.7	59.4	52.8
Acquisition and Integration Costs	1.3	4.2	6.0	12.0
Adjusted Operating income (Non-GAAP)	$151.5	$133.6	$394.9	$299.4
Operating income margin (GAAP)	12.1%	10.9%	10.9%	8.4%
Adjusted Operating income margin (Non-GAAP)	14.1%	13.2%	13.1%	10.7%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in millions)
Net earnings (GAAP)	$109.1	$75.9	$221.1	$139.7
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	20.2	19.7	59.4	52.8
Acquisition and Integration Costs	1.3	4.2	6.0	12.0
Gain on Sale of Securities	(5.5)	—	(5.5)	—
Taxable adjustments	16.1	23.9	59.9	64.8
Tax Act items	—	—	16.1	—
MAL investment gain	—	(9.3)	—	(9.3)
Tax impact of adjustments (a)	(3.7)	(7.2)	(16.7)	(21.3)
Adjusted Net earnings (Non-GAAP)	$121.4	$83.3	$280.4	$174.0

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Diluted earnings per share (GAAP)	$0.90	$0.63	$1.84	$1.15
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.17	0.16	0.49	0.44
Acquisition and Integration Costs	0.01	0.03	0.05	0.10
Gain on Sale of Securities	(0.05)	—	(0.05)	—
Taxable adjustments	0.13	0.20	0.50	0.53
Tax Act items	—	—	0.13	—
MAL investment gain	—	(0.08)	—	(0.08)
Tax impact of adjustments (a)	(0.03)	(0.06)	(0.14)	(0.18)
Adjusted earnings per share (Non-GAAP)	$1.00	$0.69	$2.33	$1.43

(a) Calculated using the GAAP effective tax rate, adjusted to exclude the net $16.1 million charges associated with the Tax Act, as well as $15.6 million and $18.6 million of excess tax benefits associated with stock-based compensation for the three and nine months ended March 31, 2018. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Nine Months Ended March 31,
	2018	2017
	(in millions)
Net cash flows provided by operating activities (GAAP)	$274.8	$162.1
Capital expenditures and Software purchases and capitalized internal use software	(70.6)	(69.4)
Free cash flow (Non-GAAP)	$204.2	$92.6

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents consisted of the following:

	March 31, 2018	June 30, 2017
	(in millions)
Cash and cash equivalents:
Domestic cash	$110.7	$86.8
Cash held by foreign subsidiaries	175.5	126.2
Cash held by regulated entities	65.9	58.1
Total cash and cash equivalents	$352.1	$271.1
At March 31, 2018, Cash and cash equivalents were $352.1 million and Total stockholders’ equity was $1,161.8 million. At March 31, 2018, net working capital was $435.7 million compared to $244.6 million at June 30, 2017. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
At March 31, 2018, $175.5 million of the $352.1 million of Cash and cash equivalents were held by our foreign subsidiaries, and $65.9 million of Cash and cash equivalents were held by regulated entities. We expect existing domestic cash, cash equivalents, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If these funds are needed for our operations in the U.S., we would be required to pay foreign taxes to repatriate these funds. Under the Tax Act, as a result of the U.S. federal transition tax and the withholding tax on certain foreign subsidiary earnings at December 31, 2017, certain historical foreign earnings will be available to be repatriated back to the U.S at a future date for general corporate purposes. However, while we may do so at a future date, the Company does not need to repatriate future foreign earnings to fund U.S. operations.

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at March 31, 2018	Carrying value at March 31, 2018	Carrying value at June 30, 2017	Unused Available Capacity	Fair Value at March 31, 2018
			(in millions)

Long-term debt
Fiscal 2017 Revolving Credit Facility	February 2022	$310.0	$310.0	$210.0	$690.0	$310.0
Fiscal 2014 Senior Notes	September 2020	400.0	398.4	397.9	—	407.9
Fiscal 2016 Senior Notes	June 2026	500.0	494.7	494.1	—	484.0
Total debt		$1,210.0	$1,203.1	$1,102.1	$690.0	$1,201.9
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2018	2019	2020	2021	2022	Thereafter	Total
(in millions)	$—	$—	$—	$400.0	$310.0	$500.0	$1,210.0
The Company has a $1.0 billion five-year revolving credit facility (the “Fiscal 2017 Revolving Credit Facility”), which is comprised of a $900.0 million U.S. dollar tranche and a $100.0 million multicurrency tranche. Borrowings under the Fiscal 2017 Revolving Credit Facility bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2017 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, which totaled $0.3 million and $1.0 million for the three and nine months ended March 31, 2018 respectively, and $0.3 million and $0.8 million for the three and nine months ended March 31, 2017, respectively. At March 31, 2018, the Company had $310.0 million in outstanding borrowings and had unused available capacity of $690.0 million under the Fiscal 2017 Revolving Credit Facility. The facility is scheduled to expire in February 2022.
At March 31, 2018, the carrying value of the Company’s outstanding Long-term debt was $1,203.1 million, consisting of: (i) borrowings on the Fiscal 2017 Revolving Credit Facility of $310.0 million, (ii) senior notes of $398.4 million ($400.0 million principal amount less $0.2 million bond discount and $1.4 million of unamortized debt issuance costs) due September 2020 and (iii) senior notes of $494.7 million ($500.0 million principal amount less $1.7 million bond discount and $3.6 million of unamortized debt issuance costs) due June 2026. The Fiscal 2017 Revolving Credit Facility and the senior notes are senior unsecured obligations of the Company and are ranked equally in right of payment. Interest on the senior notes due 2020 is payable semiannually on March 1st and September 1st each year based on a fixed per annum rate equal to 3.95%. Interest on the senior notes due 2026 is payable semiannually on June 27th and December 27th each year based on a fixed per annum rate equal to 3.40%.
Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain ratios.

Cash Flows

	Nine Months Ended March 31,
			Change
	2018	2017	$
	(in millions)
Net cash flows provided by operating activities	$274.8	$162.1	$112.7
Net cash flows used in investing activities	$(177.6)	$(613.0)	$435.4
Net cash flows used in financing activities	$(20.2)	$(4.9)	$(15.3)

Free cash flow:
Net cash flows provided by operating activities (GAAP)	$274.8	$162.1	$112.7
Capital expenditures and Software purchases and capitalized internal use software	(70.6)	(69.4)	(1.2)
Free cash flow (Non-GAAP)	$204.2	$92.6	$111.5

The increase in cash provided by operating activities of $112.7 million in the nine months ended March 31, 2018, as compared to the nine months ended March 31, 2017, was primarily due to: (i) higher cash generated from our operations primarily from higher revenues partially offset by increased cash used in working capital, (ii) an increase in cash provided by advanced client payments on existing contracts of $66.2 million, and (iii) the classification of excess tax benefits associated with stock-based compensation awards as part of operating activities in fiscal year 2018, for which $29.0 million of excess tax benefits were classified in financing activities in fiscal year 2017 rather than operating activities.
The decrease in cash used in investing activities of $435.4 million in the nine months ended March 31, 2018, as compared to the nine months ended March 31, 2017, primarily reflects decreased (i) acquisitions of $385.1 million largely driven by the acquisition of NACC in fiscal year 2017 and (ii) $50.0 million in purchased intellectual property.
The increased cash used in financing activities of $15.3 million in the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017 primarily reflects: (i) a decrease in net proceeds from borrowings of $150.0 million, (ii) a $29.0 million decrease in excess tax benefits from the issuance of stock-based compensation awards that are no longer classified as cash flows from financing activities, (iii) a $9.4 million increase in dividends paid, and (iv) a $7.4 million decrease in the proceeds from the exercise of stock options, partially offset by (v) a $182.8 million decrease in the repurchase of common stock.
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
Income Taxes
Our effective tax rate for the three and nine months ended March 31, 2018 was 12.9% and 27.0% compared to 28.6% and 31.4% for the three and nine months ended March 31, 2017.
The decrease in the effective tax rate for the three months ended March 31, 2018, compared to the comparable prior year period is primarily due to the recognition of a $15.6 million excess tax benefit attributable to stock-based compensation as well as the corporate rate change under the Tax Act.

The decrease in the effective tax rate for the nine months ended March 31, 2018, compared to the comparable prior year period is primarily due to the recognition of an $18.6 million excess tax benefit attributable to stock-based compensation as well as a reduced federal rate, partially offset by the $16.1 million of net tax charges relating to the enactment of the Tax Act.
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
Contractual Obligations
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at March 31, 2018 are $352.8 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at March 31, 2018 are $29.9 million through fiscal year 2024, the final year of the contract.

The Company paid $40.0 million to an affiliate of Inveshare in February 2018 upon the delivery of certain new blockchain technology applications, as contemplated as part of the Company’s acquisition of intellectual property assets from Inveshare in September 2016.

The Company contributed $4.0 million to an equity method investment during the nine months ended March 31, 2018, and has a remaining commitment of $1.3 million to fund this investment at March 31, 2018.
Other Commercial Agreements
At March 31, 2018, the Company had $310.0 million of outstanding borrowings and unused available capacity of $690.0 million under the Fiscal 2017 Revolving Credit Facility.
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at March 31, 2018.
Off-balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at March 31, 2018 or at June 30, 2017. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

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
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2018 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our third fiscal quarter ended March 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2018 - January 31, 2018	—	$—	—	9,955,804
February 1, 2018 - February 28, 2018	153,588	98.84	153,588	9,802,216
March 1, 2018 - March 31, 2018	114,495	101.33	114,495	9,687,721
Total	268,083	$99.90	268,083
_____________
(1) No shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2) During the fiscal quarter ended March 31, 2018, the Company repurchased 268,083 shares of common stock at an average price of $99.90 per share. At March 31, 2018, the Company had 9,687,721 shares available for repurchase under its share repurchase program. The share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Disclosure of Certain Activities under Section 13(r) of the Securities Exchange Act of 1934
None.

Item 6.	EXHIBITS
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Amendment to the Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (Amended and Restated Effective November 14, 2013), effective February 6, 2018.

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and nine months ended March 31, 2018 and 2017, (ii) condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2018 and 2017, (iii) condensed consolidated balance sheets as of March 31, 2018 and June 30, 2017, (iv) condensed consolidated statements of cash flows for the nine months ended March 31, 2018 and 2017, and (v) the notes to the condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: May 8, 2018	By:	/s/ James M. Young
James M. Young
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Amendment to the Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (Amended and Restated Effective November 14, 2013), effective February 6, 2018.

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and nine months ended March 31, 2018 and 2017, (ii) condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2018 and 2017, (iii) condensed consolidated balance sheets as of March 31, 2018 and June 30, 2017, (iv) condensed consolidated statements of cash flows for the nine months ended March 31, 2018 and 2017, and (v) the notes to the condensed consolidated financial statements.