Form 10-K
period 2018-06-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2018-08-07
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer  ☒   Accelerated Filer  ☐   Non-Accelerated Filer  ☐   Smaller Reporting Company  ☐  Emerging Growth Company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value, as of December 31, 2017, of common stock held by non-affiliates of the registrant was $10,483,964,277.
As of July 31, 2018, there were 116,325,160 shares of the registrant’s common stock outstanding (excluding 38,135,967 shares held in treasury), par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of June 30, 2018 are incorporated by reference into Part III.

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

•	a material security breach or cybersecurity attack affecting the information of Broadridge’s clients;

•	changes in laws and regulations affecting Broadridge’s clients or the services provided by Broadridge;

•	declines in participation and activity in the securities markets;

•	the failure of our key service providers to provide the anticipated levels of service;

•	a disaster or other significant slowdown or failure of Broadridge’s systems or error in the performance of Broadridge’s services;

•	overall market and economic conditions and their impact on the securities markets;

•	Broadridge’s failure to keep pace with changes in technology and the demands of its clients;

•	the ability to attract and retain key personnel;

•	the impact of new acquisitions and divestitures; and

•	competitive conditions.
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
Overview
Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation and a member of the S&P 500, is a global financial technology leader providing investor communications and technology-driven solutions to banks, broker-dealers, asset managers and corporate issuers. Our services include investor and customer communications, securities processing, and data and analytics solutions. In short, we provide important infrastructure that powers the financial services industry. With over 50 years of experience, including over 10 years as an independent public company, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated solutions. Our solutions help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities.
Our businesses operate in two reportable segments: Investor Communication Solutions and Global Technology and Operations. We serve a large and diverse client base across four client groups: capital markets, asset management, wealth management and corporations.
For capital markets firms, we help our clients lower costs and improve the effectiveness of their trade and account processing operations with support for middle- and back-office operations, administration, finance, and risk and compliance. We serve asset management firms by meeting their critical needs for communicating with shareholders and by providing investment operations technology to support their investment decisions. For wealth management firms, we provide advisors with tools to create a better investor experience, while also delivering a more streamlined, efficient, and effective process. We help corporations manage every aspect of their shareholder communications-from registered and beneficial proxy processing, to annual meeting support and transfer agency services. Our customer communication solutions help companies transform their essential communications such as bills and statements into engaging, personalized experiences.

Investor Communication Solutions

We offer the following governance and communications solutions through this segment: Bank/Broker-Dealer Investor Communication Solutions, Customer Communication Solutions, Corporate Issuer Solutions, Advisor Solutions and Mutual Fund and Retirement Solutions.

A large portion of our Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. In fiscal year 2018, we processed approximately 80% of the outstanding shares in the United States (“U.S.”) in the performance of our proxy services. ProxyEdge®, our innovative electronic proxy delivery and voting solution for institutional investors and financial advisors, helps ensure the voting participation of the largest stockholders of many companies. In addition, we provide corporations with registered proxy services as well as registrar, stock transfer and record-keeping services. We also provide the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help our clients meet their regulatory compliance needs.

We provide customer communication solutions to companies in the financial services, healthcare, insurance, consumer finance, telecommunications, utilities, retail banking and other service industries. The Broadridge Communications CloudSM, launched in 2016, provides multi-channel communications delivery, communications management, information management and control and administration capabilities that enable and enhance our clients’ communications with their customers. We process and distribute our clients’ essential communications including transactional (e.g., bills and statements), regulatory (e.g., explanations of benefits, notices, and trade confirmations) and marketing (e.g., direct mail) communications through print and digital channels. In fiscal year 2018, we processed over 6 billion investor and customer communications.

Our advisor solutions enable firms, financial advisors, wealth managers, and insurance agents to better engage with customers through cloud-based marketing and customer communication tools. Our marketing ecosystem integrates data, content and technology to drive new client acquisition and cross-sell opportunities through the creation of sales and educational content, including seminars as well as customizable advisor websites, search engine marketing and electronic and print newsletters. Our advisor solutions also help advisors optimize their practice management through customer and account data aggregation and reporting. We currently support over 150,000 professionals at more than 250 financial firms with our advisor solutions.

We provide asset managers and retirement service providers with data-driven solutions that help our clients grow revenue, operate efficiently, and maintain compliance. Our communications solutions provide an end-to-end platform for content management, composition, and multi-channel distribution of regulatory, marketing, and transactional information. Our data and analytics solutions provide investment product distribution data, analytical tools, insights, and research to enable asset managers to optimize product distribution across retail and institutional channels globally. We also provide mutual fund trade processing services for retirement providers, third party administrators, financial advisors, banks and wealth management professionals through our subsidiary, Matrix Financial Solutions, Inc. (“Matrix”).

Global Technology and Operations

We are a leading global provider of middle- and back-office securities processing solutions for capital markets, wealth management, and asset management firms. We offer advanced solutions that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, margin, cash management, clearance and settlement, asset servicing, reference data management, reconciliations, securities financing and collateral optimization, compliance and regulatory reporting, and accounting.

Our services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management and manage risk, thereby enabling them to focus on their core business activities. Provided on a software as a service (“SaaS”) basis within large user communities, our technology is a global solution, processing clearance and settlement in over 80 countries. Our multi-asset, multi-market, multi-entity and multi-currency solutions support real-time global trade processing of equity, fixed income, mutual fund, foreign exchange, and exchange traded derivatives in established and emerging markets. We process on average over $5 trillion in equity and fixed income trades per day of U.S. and Canadian securities.

We also provide business process outsourcing services known as Managed Services that support the operations of our buy- and sell-side clients’ businesses. These services combine our technology with our operations expertise to support the entire trade lifecycle, including securities clearing and settlement, reconciliations, record-keeping, asset servicing, reference data management, regulatory and performance reporting, tax and cost basis services, revenue and trade expense management and portfolio accounting.
Our Strategy

We earn our clients’ confidence every day by delivering real business value through leading technology-driven solutions that set the standard for the financial services industry and beyond. We help clients get ahead of today’s challenges to capitalize on what’s next. We are well-positioned to drive innovation from our vantage point at the center of the financial industry, and as a network connecting over 5,000 brands. Our solutions harness people, technology and insights to help transform our clients’ businesses by enriching customer engagement, navigating risk, optimizing efficiency and growing revenue.

As financial institutions look to transform and mutualize their mission-critical but non-differentiating back-office functions, we have the proven technology, scale, innovation, experience and, most importantly, the clients to achieve this and meet their needs. We define our market opportunity in our strong and growing global businesses in both governance and communications and capital markets, with an additional growth platform in wealth and investment management. Our growth strategy is based on the following key components:

•	Our unique platform business model

Our deep industry knowledge enables our clients to successfully solve complex technological challenges, and inspires trust and brings novel perspectives. We deliver multi-client managed services through a common, SaaS-based operations platform. We increasingly create layers of value by driving network benefits to our clients, providing deep data and analytics solutions, and offering a suite of digital capabilities - all of which overall delivers a comprehensive value proposition.

•	Strong positions in a large and growing market

While financial services firms have historically kept much of their technology infrastructure work in-house, there is a strong trend to have a trusted, outside partner like Broadridge undertake this important work. All of this leads to accelerated third-party spending, and as a result, the market for our solutions is expected to continue to grow.

•	Three attractive growth platforms

Our growth platforms address important client needs. These needs are significant, and we believe we are best positioned to meet them.

▪	Governance - our strong network links brokers, public companies, funds, shareholders, and regulators. This creates significant benefits for the entire eco-system.

▪	Capital Markets - global institutions have a strong need to simplify their complex technology environment, and our SaaS-based global, multi asset class technology platform addresses that need.

▪	Wealth Management - clients in this space are undergoing unprecedented change and need partners to help them navigate the new technologies they require.

•	On-ramp for next-generation technologies

Next-generation technology is a key driving force for change for many of our clients, and they know they need to leverage this technology to address their critical business challenges. But they face obstacles in creating the right investment and, more importantly, in applying the right talent and intellectual capital, which is appropriately focused on the most differentiating functions. This creates a real opportunity for us to assist in the areas where we have scale and domain expertise, which includes digital, cloud, blockchain, and artificial intelligence technology. We are leveraging that technology and making that change a reality.

•	Highly effective culture

We have built a culture that knows it takes engaged and knowledgeable associates to serve clients well, which in turn creates a real and sustainable advantage. Our approach is client-centric, and we have proven we can create, grow, and govern multi-entity infrastructures across a variety of functions with high client satisfaction. Supporting that excellent client delivery takes engaged associates, and we are passionate about creating an environment in which every associate can thrive and build their knowledge and skills. All of this creates a culture that benefits our associates, our clients, and our stockholders.
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
We began offering our proxy services in 1989. The proxy services business, which started what has become our Investor Communication Solutions business, leveraged the information processing systems and infrastructure of our Global Technology and Operations business. Our proxy services offering attracted 31 major clients in its first year of operations. In 1992, we acquired The Independent Election Corporation of America which further increased our proxy services capabilities. By 1999, we were handling over 90% of the investor communication distributions for securities held of record by banks and broker-dealers in the U.S. - from proxy statements to annual reports. During the 1990s, we expanded our proxy services business to serve security owners of Canadian and United Kingdom issuers and we began offering a complete outsourced solution for international proxies.
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

In fiscal year 2010, our Global Technology and Operations segment acquired City Networks Ltd, a leading software and services provider of reconciliation, multi-asset process automation and operational risk management solutions to the global financial services industry.
In fiscal year 2011, we acquired three businesses in the Investor Communication Solutions segment. In August 2010, we acquired NewRiver, Inc. (“NewRiver”), a leader in mutual fund electronic investor disclosure solutions. In December 2010, we acquired Forefield, Inc. (“Forefield”), a leading provider of real-time sales, education and client communication solutions for financial institutions and their advisors. In January 2011, we acquired Matrix, a provider of mutual fund processing services for third party administrators, financial advisors, banks and wealth management professionals. Matrix’s back-office, trust, custody, trading and mutual fund and exchange traded funds (“ETF”) settlement services are integrated into our product suite thereby strengthening Broadridge’s role as a provider of data processing and distribution channel solutions to the mutual fund industry.
In fiscal year 2012, our Global Technology and Operations segment acquired Paladyne Systems, Inc., now known as Broadridge Investment Management Solutions, a provider of buy-side technology solutions for the global asset management industry.
In fiscal year 2014, we completed the acquisitions of two businesses in the Investor Communication Solutions segment. In July 2013, we acquired Bonaire Software Solutions, LLC (“Bonaire”), a leading provider of fee calculation, billing, and revenue and expense management solutions for asset managers. In February 2014, we acquired Emerald Connect, LLC (“Emerald”), a leading provider of websites and related communications solutions for financial advisors.
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

In fiscal year 2017, the Investor Communication Solutions segment acquired one business and completed one asset acquisition, and we acquired two businesses in the Global Technology and Operations segment, as follows:

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

In November 2016, Broadridge acquired M&O Systems, Inc. (“M&O”), a provider of SaaS-based compensation management and related solutions for broker-dealers and registered investment advisors, and is now known as Broadridge Advisor Compensation Solutions.

In March 2017, Broadridge acquired Message Automation Limited (“MAL”), a specialist provider of post-trade control solutions for sell-side and buy-side firms. The Company previously owned 25% of MAL through its acquisition of City Networks Ltd in fiscal year 2010, and purchased the remaining 75% of the company.

In fiscal year 2018, our businesses were reorganized to further align our services with the client groups we service, and we formed Broadridge Asset Management Solutions, which is comprised of Broadridge Investment Management Solutions and our Bonaire and QED businesses. Broadridge Asset Management Solutions is part of the Global Technology and Operations segment.

In fiscal year 2018, the Company acquired the following three businesses in its Investor Communication Solutions segment:

In October 2017, Broadridge acquired Summit Financial Disclosure, LLC (“Summit”), a full service financial document management solutions provider, including document composition and regulatory filing services.

In March 2018, Broadridge acquired ActivePath Solutions Ltd (“ActivePath”), a digital technology company with technology that enhances the consumer experience associated with consumer statements, bills, and regulatory communications.

In May 2018, Broadridge acquired FundAssist Limited (“FundAssist”), a regulatory, marketing and sales solutions service provider to the global investments industry. FundAssist provides a suite of capabilities that enable the composition, management and distribution of digitized regulatory and disclosure documents for global fund managers distributing in Europe.
The Broadridge Business
Investor Communication Solutions
A majority of publicly-traded shares are not registered in companies’ records in the names of their ultimate beneficial owners. Instead, a substantial majority of all public companies’ shares are held in “street name,” meaning that they are held of record by broker-dealers or banks through their depositories. Most street name shares are registered in the name “Cede & Co.,” the name used by The Depository Trust and Clearing Corporation (“DTCC”), which holds shares on behalf of its participant broker-dealers and banks. These participant broker-dealers and banks (which are known as “Nominees” because they hold securities in name only) in turn hold the shares on behalf of their clients, the individual beneficial owners. Nominees, upon request, are required to provide companies with lists of beneficial owners who do not object to having their names, addresses, and shareholdings supplied to companies, so called “non-objecting beneficial owners” (or “NOBOs”). Objecting beneficial owners (or “OBOs”) may be contacted directly only by the broker-dealer or bank.
Because DTCC’s role is only that of custodian, a number of mechanisms have been developed in order to pass the legal rights it holds as the record owner (such as the right to vote) to the beneficial owners. The first step in passing voting rights down the chain is the “omnibus proxy,” which DTCC executes to transfer its voting rights to its participant Nominees.
Under applicable rules, Nominees must deliver proxy materials to beneficial owners and request voting instructions. A large number of Nominees have contracted out the processes of distributing proxy materials and tabulating voting instructions to us. Nominees accomplish this by entering agreements with us and by transferring to us via powers of attorney the authority to execute a proxy, which authority they receive from DTCC (via omnibus proxy). Through our agreements with Nominees for the provision of beneficial proxy services, we take on the responsibility of ensuring that the account holders of Nominees receive proxy materials, and that their voting instructions are conveyed to the companies conducting solicitations. In addition, we take on the responsibility of ensuring that these services are fulfilled in accordance with each company’s requirements with respect to its particular solicitation. In order for us to provide the beneficial proxy services effectively, we interface and coordinate directly with each company to ensure that the services are performed in an accurate and acceptable manner.
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
The Investor Communications Solutions segment’s revenues represented approximately 81%, 82%, and 76% of our total Revenues in fiscal years 2018, 2017, and 2016, respectively. These services include the following:
Bank/Broker-Dealer Investor Communication Solutions. We handle the entire proxy materials distribution and voting process for our capital markets clients on-line and in real-time, from coordination with third party entities to ordering, inventory maintenance, mailing, tracking and vote tabulation. We offer electronic proxy delivery services for the electronic delivery of proxy materials to investors and collection of consents; maintenance of a database that contains the delivery method preferences of our clients’ customers; posting of documents on the Internet; e-mail notification to investors notifying them that proxy materials are available; and proxy voting over the Internet, mobile devices and tablets. We also have the ability to combine stockholder communications for multiple stockholders residing at the same address which we accomplish by having ascertained the delivery preferences of investors. In addition, we provide a complete outsourced solution for the processing of international proxies. We have the ability to process proxy voting in over 120 international markets. We also provide a complete reorganization communications solution to notify investors of reorganizations or corporate action events such as tender offers, mergers and acquisitions, bankruptcies, and class action lawsuits.

We provide institutional investors with a suite of services to manage the entire proxy voting process, including fulfilling their fiduciary obligations and meeting their reporting needs. ProxyEdge is our innovative electronic proxy delivery and voting solution for institutional investors and financial advisors that integrates ballots for positions held across multiple custodians and presents them under a single proxy. Voting can be instructed for the entire position, by account vote group or on an individual account basis either manually or automatically based on the recommendations of participating governance research providers. ProxyEdge also provides for client reporting and regulatory reporting. ProxyEdge can be utilized for meetings of U.S. and Canadian companies and for meetings in many non-North American countries based on the holdings of our global custodian clients. ProxyEdge is offered in several languages and there are currently over 5,000 ProxyEdge users worldwide.
In addition, we offer our Mailbox products-Advisor Mailbox™ and Investor Mailbox® which support and complement any investor communication strategy. Our Investor Mailbox solution provides the electronic delivery of investor communications to our clients’ websites, enabling investor access to regulatory delivery notices, day-to-day account and investment information and convenient response tools. Our Advisor Mailbox is an electronic communications platform for financial advisors that delivers immediate electronic access to the communications and documents sent to such advisors’ customers. Advisor Mailbox streamlines multiple communication paths for all investor-related documents into a single-visit portal that is integrated onto an advisor’s platform.
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
Our NewRiver business provides important capabilities for the broker-dealer and retirement and annuity markets. Specifically, our proprietary extraction, normalization and presentment capabilities from the SEC’s EDGAR database have enabled us to enhance our prospectus post-sale fulfillment operations by moving to an on-demand solution. This process provides efficiency for our clients as it reduces their reliance on offset print and fund delivered inventory. We provide portfolio-specific solutions for the retirement and annuity markets. We have integrated this functionality into additional capabilities to offer an efficient fulfillment model for regulatory and compliance mailings.
Our Global Securities Class Action solution is a securities class action monitoring, notification, and filing service for broker-dealers, trust banks, hedge funds, mutual funds and the advisor markets.

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

In fiscal year 2017, we acquired the NACC business, a leading provider of customer communication services, including print and digital communication solutions, content management, postal optimization, and fulfillment. The NACC business is part of our customer communications business and is known as Broadridge Customer Communications. In fiscal year 2018, we acquired ActivePath, a digital technology company with technology designed to enhance the consumer experience associated with consumer statements, bills and regulatory communications. This enables our clients to convert static content into interactive communications and touchpoints delivered across multiple channels.
Corporate Issuer Solutions. We are the largest processor and provider of investor communication solutions to public companies through the performance of beneficial proxy services for our bank and broker-dealer clients. We offer our corporate issuer clients many tools to facilitate their communications with investors such as Internet and telephone proxy voting, electronic delivery of proxy and other disclosure materials, and householding of communications to stockholders at the same address. One of our opportunities for growth in the Investor Communication Solutions segment involves serving corporate issuer clients in providing end-to-end corporate governance solutions to help companies simplify shareholder management including communications services to registered stockholders-that is, stockholders who do not hold their shares through a broker-dealer in street name and instead hold their shares directly on the books and records of the issuer.
Our corporate issuer services include a full suite of annual meeting solutions. Our ShareLink® solution provides complete project management for the beneficial and registered proxy process including distribution and vote process management. Our Virtual Shareholder Meeting™ service provides corporate issuers with the ability to host their annual meeting electronically on the Internet, either on a stand-alone basis, or in conjunction with their physical annual meeting where permitted by state corporate law. As the provider of beneficial shareholder proxy processing on behalf of many banks and brokerage firms, we provide shareholder validation and voting services to companies that want to hold virtual meetings. Our Shareholder Meeting Registration service provides companies who are holding in person physical shareholder meetings to pre-register shareholders in order to plan for attendance at the meeting. Our Document Management solution provides proxy and annual report design and digitization, SEC filing, printing and web hosting services.
We also provide registrar, stock transfer and record-keeping services. Our strategy in the transfer agency business is to address the needs public companies have expressed for more efficient and reliable stockholder record maintenance and communication services. We are accomplishing this by leveraging our investor communications and securities processing capabilities to enable us to deliver enhanced transfer agency services to corporate issuers. In addition, we offer issuers and their shareholders the ability to migrate their shareholders’ holdings from registered to beneficial ownership, thereby creating efficiencies for issuers and greater convenience for their shareholders. We provide corporate actions services including acting as the exchange agent, paying agent, or tender agent in support of acquisitions, initial public offerings and other significant corporate transactions.
Our Shareholder Data Services integrate three capabilities for corporate issuers: an analytics engine for obtaining a comprehensive view of a company’s shareholder base - both registered and beneficial shareholders; custom targeted communications for reaching discrete shareholder segments based on specific criteria; and response reporting for evaluating results of targeted reminder mailings to shareholders. Shareholder Data Services enables companies to better plan and prepare for the proxy process by leveraging information about historical patterns of shareholder participation and behavior in the design of communication strategies with targeted segments of shareholders. Companies can also monitor progress of their proxy voting and easily take action when voting requirements or voting thresholds are at risk. Combined with the ability to measure their shareholders’ response to communications, this product suite also enables companies to capture valuable aggregated voting behavior data as a basis for on-going investor communications initiatives.

To further complement our Shareholder Data Services, we provide an Enhanced Packaging service for annual meeting materials. Enhanced Packaging offers windowed envelope options enabling issuers to engage their shareholders before they even open the envelope through call-to-action messaging, product highlights or simply showcasing the annual report. Higher shareholder engagement through Enhanced Packaging creates opportunity for issuers to improve proxy voting participation as well as increase brand loyalty.

In fiscal year 2018, we acquired Summit to provide transactional and compliance reporting services to public companies. Through this acquisition, we provide document composition and SEC filing services for capital markets transactions including initial public offerings, spin-offs, acquisitions, and debt and equity securities offerings. We also provide year-round SEC disclosure services including document composition and SEC filing software and services for SEC reports, proxy statements, annual reports and Section 16 reporting. In addition, we provide transaction support services such as virtual deal rooms and translation services. We provide companies with a single source solution that spans the entire corporate disclosure and shareholder communications lifecycle.

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
Mutual Fund and Retirement Solutions. We provide a full range of data-driven solutions that help our asset management and retirement services clients grow revenue, operate efficiently, and maintain compliance. Our regulatory communications solutions enable global asset managers to communicate with large audiences of investors efficiently, reliably, and often with cost savings, by centralizing all investor communications through one resource. We provide composition, printing, filing, and distribution services for regulatory reports, prospectuses and proxy materials, as well as proxy solicitation services. We manage the entire communications process with both registered and beneficial stockholders. Our marketing and transactional communications solutions provide a content management and multi-channel distribution platform for marketing and sales communications for asset managers and retirement service providers. In addition, our data and analytics solutions provide investment product distribution data, analytical tools, and insights and research to enable asset managers to optimize product distribution across retail and institutional channels globally.
We expanded our capabilities for the global funds industry with the acquisition of FundAssist in fiscal year 2018. FundAssist provides leading regulatory, marketing and sales solutions for asset management firms domiciled in Europe or outside of the region that are distributing in Europe. FundAssist is a natural extension to our existing North American investor communications business providing regulatory document management solutions.
We also provide mutual fund processing services for third party administrators, financial advisors, banks and wealth management professionals through our subsidiary, Matrix. Our back-office, trust, custody, trading and mutual fund and ETF settlement services are integrated into our product suite, thereby strengthening our role as a provider of data processing and distribution channel solutions to the mutual fund industry.

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
Our Global Technology and Operations business provides solutions that automate the securities transaction lifecycle of equity, mutual fund, fixed income, foreign exchange and exchange traded derivatives, from order capture and execution through trade confirmation, margin, cash management, clearing and settlement, reference data management, reconciliations, securities financing and collateral management, asset servicing, compliance and regulatory reporting, portfolio accounting and custody-related services. Our solutions provide automated straight-through-processing operations and enable buy- and sell-side financial institutions to efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With our multi-market, multi-asset class, multi-entity and multi-currency capabilities, we provide post-trade processing on a global basis.

Our Broadridge Asset Management Solutions business provides buy-side technology solutions for the global investment management industry. Broadridge Asset Management Solutions provides front-, middle-, and back-office solutions such as order management, data warehousing, reporting, reference data management, risk management and portfolio accounting to hedge funds, family offices, investment managers and the providers that service this space (prime brokers, hedge fund administrators and custodians). The client base for these services includes institutional asset managers, public funds, start-up or emerging managers through some of the largest global hedge fund complexes and global fund administrators. We have integrated our business process outsourcing expertise with our investment management solutions to offer a set of managed services to the buy-side of the industry.
The Global Technology and Operations segment’s revenues represented approximately 21%, 20%, and 26% of our total Revenues in fiscal years 2018, 2017, and 2016, respectively. These services include the following:
North American Securities Processing Solutions. We provide a set of sophisticated, multi-entity and multi-currency systems that support real-time processing of securities transactions in North American equities, options, fixed income securities, and mutual funds. Brokerage Processing Services (“BPS”) is our core back-office processing system that supports real-time processing of primarily equity and option transactions in the U.S. markets. BPS handles everything from order management to clearance, settlement and custody, and assists our clients in meeting their regulatory reporting and other back-office requirements. BPS is provided on a SaaS basis. We also offer a version of BPS for processing Canadian securities. In addition to our BPS offering, we provide specialized transaction processing tools and services for small to mid-market financial firms in Canada.
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
International Securities Processing Solutions. We provide advanced real-time, multi-asset and multi-currency post-trade processing solutions to support the processing of a broad range of equity, fixed income, foreign exchange and exchange traded derivative securities for global financial institutions. We primarily offer these services on a SaaS basis and support clearance and settlement activities in over 80 countries with direct connectivity solutions in the major markets. These transaction processing services are complemented by our middle-office solutions for reconciliations, securities lending, reference data management and enterprise workflow management. Our solutions can be deployed as a complete post-trade service as well as components within the architecture of financial institutions.

In 2013, we entered a strategic alliance with Accenture plc (“Accenture”) and launched Accenture Post-Trade Processing, combining Accenture’s global business process outsourcing capabilities and global capital markets industry expertise with Broadridge’s leading securities processing technology. The solution provides post-trade processing and technology services to support settlement, books and records, asset servicing, operational management and control, real-time data access and administrative accounting. It is designed to help banks operating in Europe and the Asia Pacific region reduce post-trade processing costs, adapt to new regulations and technology, and quickly and efficiently launch new products and enter new markets.
Managed Services. We also provide business process outsourcing services known as Managed Services that support the operations of our buy- and sell-side clients’ businesses. These services combine our technology with our operations expertise to support the entire trade lifecycle, including securities clearing and settlement, reconciliations, record-keeping, asset servicing, and custody-related functions. Our clients also engage us to perform a number of related middle- and back-office operations functions, such as reference data management, regulatory and performance reporting, tax and cost basis services, revenue and trade expense management and portfolio accounting. In this capacity, we are not the broker-dealer of record.
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
In fiscal year 2018, we:

•	processed approximately 80% of the outstanding shares in the U.S. in the performance of our proxy services;

•	processed over 6 billion investor and customer communications through print and digital channels;

•	processed on average over $5 trillion in equity and fixed income trades per day of U.S. and Canadian securities; and

•	provided fixed income trade processing services to 18 of the 23 primary dealers of fixed income securities in the U.S.
In fiscal year 2018, we derived approximately 21% of our consolidated revenues from five clients. Our largest single client accounted for approximately 6% of our consolidated revenues.
Competition
We operate in a highly competitive industry. Our Investor Communication Solutions business competes with companies that provide investor communication and corporate governance solutions including proxy services providers, transfer agents, proxy advisory firms, proxy solicitation firms and financial printers. We also face competition from numerous firms in the compiling, printing and electronic distribution of statements, bills, and other customer communications. Our Global Technology and Operations business principally competes with brokerage firms that perform their trade processing in-house, and with numerous other outsourcing vendors. Our back-office support services offered through this segment also compete with very large financial institutions that manage their own back-office record-keeping operations. In many cases, clients engage us only to perform certain functions, such as back-office processing, and do not outsource their other functions such as clearing operations support that we would also perform for them.
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

Most of our systems and applications process in highly resilient data centers that employ multiple active power and cooling distribution paths, redundant components, and are capable of providing 99.995% availability. Additionally, the data centers provide infrastructure capacity and capability to permit any planned activity without disruption to the critical load, and can sustain at least one worst-case, unplanned failure or event with no critical load impact. Our geographically dispersed processing centers also provide disaster recovery and business continuity processing.

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

Intellectual Property. We own a portfolio of more than 105 U.S. and non-U.S. patent and patent applications. We also own registered marks for our trade name and own or have applied for trademark registrations for many of our services and products. We regard our products and services as proprietary and utilize internal security practices and confidentiality restrictions in contracts with employees, clients, and others for protection. We believe that we are the owner or in some cases, the licensee, of all intellectual property and other proprietary rights necessary to conduct our business.

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
In the U.S., the securities and financial services industries are subject to regulation under both federal and state laws. At the federal level, the SEC regulates the securities industry, along with the Financial Industry Regulatory Authority, Inc. (“FINRA”), the various stock exchanges, and other SROs. The Department of Labor (“DOL”) regulates retirement plans. Our Investor Communication Solutions and Global Technology and Operations businesses are generally not directly subject to laws and regulations that are specifically applicable to financial institutions. However, as a provider of services to financial institutions and issuers of securities, our services, such as our proxy distribution and processing services, are provided in a manner to assist our clients in complying with the laws and regulations to which they are subject. As a result, the services we provide may be required to change as applicable laws and regulations are adopted or revised. We monitor legislative and rulemaking activity by the SEC, FINRA, DOL, the stock exchanges and other regulatory bodies that may impact our services, and if new laws or regulations are adopted or changes are made to existing laws or regulations applicable to our services, we expect to adapt our business practices and service offerings to continue to assist our clients in fulfilling their obligations under new or modified requirements.
Certain aspects of our business are subject to regulatory compliance or oversight. As a provider of technology services to financial institutions, certain aspects of our U.S. operations are subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council (“FFIEC”), an interagency body of the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration and various state regulatory authorities. Periodic examinations by the FFIEC generally include areas such as data privacy, disaster recovery, information security, and third party vendor management to identify potential risks related to our services that could adversely affect our banking and financial services clients.
In addition, our business process outsourcing, mutual fund processing and transfer agency solutions, as well as the entities providing those services, are subject to regulatory oversight. Our business process outsourcing and mutual fund processing services are performed by a broker-dealer, Broadridge Business Process Outsourcing, LLC (“BBPO”). BBPO is registered with the SEC, is a member of FINRA and is required to participate in the Securities Investor Protection Corporation (“SIPC”). Although BBPO’s FINRA membership agreement allows it to engage in clearing, and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. BBPO is subject to regulations concerning many aspects of its business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of its business or disqualification of its directors, officers or employees. Recently, there has been increased regulatory scrutiny of the securities industry including the outsourcing by firms of their operations or functions. This oversight could result in the future enactment of more restrictive laws or rules with respect to business process outsourcing. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”), which requires BBPO to maintain a minimum net capital amount. At June 30, 2018, BBPO was in compliance with this capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires that BBPO maintain a minimum net capital amount. At June 30, 2018, BBPO was in compliance with this capital requirement.
Matrix Trust Company, a subsidiary of Matrix (“Matrix Trust Company”), is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At June 30, 2018, Matrix Trust Company was in compliance with its capital requirements.

Our transfer agency business, Broadridge Corporate Issuer Solutions, is subject to certain SEC rules and regulations, including annual reporting, examination, internal controls, proper safeguarding of issuer and shareholder funds and securities, and obligations relating to its operations. Our transfer agency business has been formally approved by the NYSE to act as a transfer agent or registrar for issuers of NYSE listed securities and as a result, it is subject to certain NYSE requirements concerning operational standards. Furthermore, it is also subject to U.S. Internal Revenue Service (the “IRS”) regulations, as well as certain provisions of the Gramm-Leach-Bliley Act and the Federal Trade Commission’s regulations with respect to maintenance of information security safeguards. In addition, certain state laws govern certain services performed by our transfer agency business.

In addition, our regulated businesses are required to comply with anti-money laundering laws and regulations, such as, in the U.S., the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the “BSA”), and the BSA implementing regulations of the Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Department of the Treasury. A variety of similar anti-money laundering requirements apply in other countries.

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

There has been increased public attention regarding the use of personal information and data transfer, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop and the changing nature of privacy laws in the U.S., the European Union and elsewhere could impact our processing of personal information of our employees and on behalf of our clients. The European Union adopted a comprehensive general data privacy regulation (the “GDPR”) that became effective in May 2018. While we believe that Broadridge is compliant with its regulatory responsibilities, information security threats continue to evolve resulting in increased risk and exposure. In addition, legislation, regulation, litigation, court rulings, or other events could expose Broadridge to increased costs, liability, and possible damage to our reputation.

Legal Compliance

Regulations issued by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of Treasury place prohibitions and restrictions on all U.S. citizens and entities, including the Company, with respect to transactions by U.S. persons with specified countries and individuals and entities identified on OFAC's sanctions lists and Specially Designated Nationals and Blocked Persons List (for example, individuals and companies owned or controlled by, or acting for or on behalf of, countries subject to certain economic and trade sanctions, as well as terrorists, terrorist organizations and narcotics traffickers identified by OFAC under programs that are not country specific). Similar requirements apply to transactions and dealings with persons and entities specified in lists maintained in other countries. We have developed procedures and controls that are designed to monitor and address legal and regulatory requirements and developments to protect against having direct business dealings with such prohibited countries, individuals or entities.

Compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions. Our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, trade restrictions and embargoes, data privacy requirements, labor laws, tax laws, anti-competition regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting bribery and other improper payments or inducements, such as the U.K. Bribery Act. Although we have implemented policies, procedures and training designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, vendors and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions, including acquisitions of businesses that were not previously subject to and may not have familiarity with U.S. and other laws and regulations applicable to us or compliance policies similar to ours. Any violations of sanctions or export control regulations or other laws could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also damage our reputation, our international expansion efforts and our business, and negatively impact our operating results.

Seasonality

Processing and distributing proxy materials and annual reports to investors in equity securities and mutual funds comprises a large portion of our Investor Communication Solutions business. We process and distribute the greatest number of proxy materials and annual reports during our third and fourth fiscal quarters. The recurring periodic activity of this business is linked to significant filing deadlines imposed by law on public reporting companies. Historically, this has caused our revenues, operating income, net earnings, and cash flows from operating activities to be higher in our fourth fiscal quarter than in any other quarter. Beginning in fiscal year 2019, the Company will adopt ASU 2014-09 resulting in the majority of our revenues from equity proxy services being recognized in the third and fourth quarters. Notwithstanding the impact of ASU 2014-09, the seasonality of our revenues makes it difficult to estimate future operating results based on the results of any specific fiscal quarter and could affect an investor’s ability to compare our financial condition, results of operations, and cash flows on a fiscal quarter-by-quarter basis.

Employees
At June 30, 2018, we had over 10,000 employees. None of our employees are subject to collective bargaining agreements governing their employment with our company. We believe that our employee relations are good.
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

In fiscal year 2018, we derived approximately 21% of our consolidated revenues from our five largest clients and approximately 55% of the revenues of our Global Technology and Operations segment from the 15 largest clients in that segment. Our largest single client accounted for approximately 6% of our consolidated revenues. While these clients generally work with multiple business segments, the loss of business from any of these clients due to merger or consolidation, financial difficulties or bankruptcy, or the termination or non-renewal of contracts could have a material adverse effect on our revenues and results of operations. Also, in the event a client experiences financial difficulties or bankruptcy resulting in a reduction in their demand for our services or loss of the client’s business, in addition to losing the revenue from that client, the Company would be required to write-off any investments made by the Company in connection with that client, including costs incurred to set up or convert a client’s systems to function with our technology. Such costs for all clients represented approximately 6% of the Company’s total assets as of June 30, 2018.

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

Security breaches or cybersecurity attacks could adversely affect our ability to operate, could result in personal, confidential or proprietary information being misappropriated, and may cause us to be held liable or suffer harm to our reputation.

We process and transfer sensitive data, including personal information, valuable intellectual property and other proprietary or confidential data provided to us by our clients, which include financial institutions, public companies, mutual funds, and healthcare providers. We also handle personal information of our employees in connection with their employment. We maintain systems and procedures including encryption, authentication technology, data loss prevention technology, entitlement management, access control and anti-malware software, and transmission of data over private networks to protect against unauthorized access to physical and electronic information, including by cyber-attacks.

In certain circumstances, our third party vendors may have access to sensitive data including personal information. It is also possible that a third party vendor could intentionally or inadvertently disclose sensitive data including personal information. We require our third party vendors to have appropriate security controls if they have access to the personal information of our clients’ customers. However, despite those safeguards, it is possible that unauthorized individuals could improperly access our systems or those of our vendors, or improperly obtain or disclose the sensitive data including personal information that we or our vendors process or handle.

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

Our clients are subject to complex laws and regulations, and new laws or regulations and/or changes to existing laws or regulations could impact our clients and, in turn, adversely impact our business or may reduce our profitability.

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

Changes in laws and regulations may impact our clients in a way that could adversely affect us. For example, new regulations governing our clients could result in significant expenditures that could cause them to reduce their use of our services, seek to renegotiate existing agreements, or cease or curtail their operations, all of which could adversely impact our business. Also, changes in regulations could change the quantity or format of, or eliminate the need for, certain types of communications and our related services. Further, an adverse regulatory action that changes a client’s business or adversely affects its financial condition, could decrease their ability to purchase, or their demand for, our products and services. The loss of business from our larger clients could have a material adverse effect on our revenues and results of operations.

Our business and results of operations may be adversely affected if we do not comply with legal and regulatory requirements that apply to our services or businesses, and new laws or regulations and/or changes to existing laws or regulations to which we are subject may adversely affect our ability to conduct our business or may reduce our profitability.

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

As a provider of data and business processing solutions, our systems contain a significant amount of sensitive data, including personal information, related to our clients, customers of our clients, and our employees. We are, therefore, subject to compliance obligations under federal, state and foreign privacy and information security laws, including in the U.S., the Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996. There has been increased public attention regarding the use of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop, the number of jurisdictions adopting such laws continues to increase and these laws may be inconsistent from jurisdiction to jurisdiction. Furthermore, the changing nature of privacy laws in the U.S., the European Union and elsewhere could impact our processing of personal information of our employees and on behalf of our clients. The GDPR that came into effect in the European Union in May 2018 may cause the Company to incur additional compliance costs. While we believe that Broadridge is compliant with its regulatory responsibilities, information security threats continue to evolve resulting in increased risk and exposure and increased costs to protect against the threat of information security breaches or to respond to or alleviate problems caused by such breaches.

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

We may be adversely impacted by a failure of third-party service providers to perform their functions.

We rely on relationships with third parties, including our service providers and other vendors for certain functions. If we are unable to effectively manage our third party relationships and the agreements under which our third-party vendors operate, our financial results or reputation could suffer. Failure by these third parties to adequately perform their services in a timely and accurate manner could result in material interruptions in our operations and impact our services.

Certain of the Company’s businesses rely on a single or a limited number of service providers or vendors. Changes in the business condition (financial or otherwise) of these service providers or vendors could impact their provision of services to us or they may no longer be able to provide services to us at all, which could have a material adverse effect on our business and financial results.

We cannot be certain that we could replace our key third-party vendors in a timely manner or on terms commercially reasonable to us given, among other reasons, the scope of responsibilities undertaken by some of our providers, the depth of their experience and their familiarity with our operations generally. If we change a significant vendor, an existing provider makes significant changes to the way it conducts its operations, or is acquired, or we seek to bring in house certain services performed today by third parties, we may experience unexpected disruptions in the provision of our solutions, which could have a material adverse effect on our business and financial results.

Furthermore, certain third party services providers or vendors may have access to sensitive data including personal information, valuable intellectual property and other proprietary or confidential data provided to us by our clients. It is possible that a third party vendor could intentionally or inadvertently disclose sensitive data including personal information, which could have a material adverse effect on our business and financial results.

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

Any slowdown or failure of our computer or communications systems could impact our ability to provide services to our clients and support our internal operations, and could subject us to liability for losses suffered by our clients or their customers.

Our services depend on our ability to store, retrieve, process, and manage significant databases, and to receive and process transactions and investor communications through a variety of electronic systems. Our systems, those of our data center services provider, or any other systems with which ours interact could slow down significantly or fail for a variety of reasons, including:

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

If we are unable to respond to the demands of our existing and new clients, or adapt to technological changes or advances, our business and future growth could be impacted.

The global financial services industry is characterized by increasingly complex and integrated infrastructures and products, new and changing business models and rapid technological and regulatory changes. Our clients’ needs and demands for our products and services evolve with these changes. Our future success will depend, in part, on our ability to respond to our clients’ demands for new services, capabilities and technologies on a timely and cost-effective basis. We also need to adapt to technological advancements such as digital and distributed ledger or blockchain technologies and cloud computing and keep pace with changing regulatory standards to address our clients’ increasingly sophisticated requirements.

In addition, we run the risk of disintermediation due to emerging technologies, including distributed ledger or blockchain technologies. If we fail to adapt or keep pace with new technologies in a timely manner, it could harm our ability to compete, decrease the value of our products and services to our clients, and harm our business and impact our future growth.

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

As part of our overall business strategy, we may make acquisitions and strategic investments in companies, technologies or products, or enter joint ventures. These transactions and the integration of acquisitions involve a number of risks. The core risks are in the areas of:

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

Also, the process of integrating these businesses may disrupt our business and divert our resources. These risks may arise for a number of reasons including, for example:

•	finding suitable businesses to acquire at affordable valuations or on other acceptable terms;

•	competition for acquisitions from other potential acquirors;

•	incurring unforeseen obligations or liabilities in connection with such acquisitions;

•	devoting unanticipated financial and management resources to an acquired business;

•	borrowing money from lenders or selling equity or debt securities to the public to finance future acquisitions on terms that may be adverse to us;

•	loss of clients of the acquired business;

•	entering markets where we have minimal prior experience; and

•	experiencing decreases in earnings as a result of non-cash impairment charges.

In addition, international acquisitions often involve additional or increased risks including, for example:

•	geographically separated organizations, systems, and facilities;

•	integrating personnel with diverse business backgrounds and organizational cultures;

•	complying with non-U.S. regulatory requirements;

•	enforcing intellectual property rights in some non-U.S. countries; and

•	general economic and political conditions.

We may incur non-cash goodwill impairment charges in the future.

As a result of past acquisitions, we carry a significant goodwill balance on our balance sheet. Goodwill and intangible assets, net of amortization, together accounted for approximately 53% of the total assets on our balance sheet as of June 30, 2018. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. We test goodwill for impairment annually as of March 31st and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Although no indications of a goodwill impairment have been identified, there can be no assurance that we will not incur impairment charges in the future, particularly in the event of a prolonged economic slowdown. A significant non-cash goodwill impairment could have a material adverse effect on our results of operations.

We operate internationally and our operations could be adversely impacted by local legal, economic, political and other conditions.

A portion of our revenue is generated outside the U.S. and in recent years, we have expanded our operations, entered strategic alliances, and acquired businesses outside the U.S. Also, our business is highly dependent on the global financial services industry and exchanges and market centers around the world. Compliance with foreign and U.S. laws and regulations that are applicable to our international operations could cause us to incur higher than anticipated costs, and inadequate enforcement of laws or policies such as those protecting intellectual property, could affect our business and the Company’s overall results of operations. Our operations also could be affected by economic and political changes in those countries, particularly in those with developing economies, and by macroeconomic changes, including recessions, inflation and currency fluctuations between the U.S. dollar and non-U.S. currencies. In addition, our operations and our ability to deliver our services to our clients could be adversely impacted if there is instability, disruption or destruction in certain geographic regions including as a result of natural or man-made disasters, wars, terrorist activities, or any widespread outbreak of an illness, pandemic or other local or global health issue.

Certain of our services may be exposed to risk from our counterparties and third parties.

Our mutual fund and exchange traded fund processing services and our transfer agency services involve the settlement of transactions on behalf of our clients and third parties. With these activities, we may be exposed to risk in the event our clients, or broker-dealers, banks, clearing organizations, or depositories are unable to fulfill contractual obligations. Failure to settle a transaction may affect our ability to conduct these services or may reduce their profitability as a result of the reputational risk associated with failure to settle.

Our revenues are subject to seasonal variations because we process and distribute the greatest number of proxy materials and annual reports in our third and fourth fiscal quarters.

Processing and distributing proxy materials and annual reports to investors in equity securities and mutual funds comprises a large portion of our Investor Communication Solutions business. We process and distribute the greatest number of proxy materials and annual reports during our third and fourth fiscal quarters. The recurring periodic activity of this business is linked to significant filing deadlines imposed by law on public reporting companies. Historically, this has caused our revenues, operating income, net earnings, and cash flows from operating activities to be higher in our fourth fiscal quarter than in any other fiscal quarter. Beginning in fiscal year 2019, the Company will adopt ASU 2014-09 resulting in the majority of our revenues from equity proxy services being recognized in the third and fourth quarters. Notwithstanding the impact of ASU 2014-09, the seasonality of our revenues makes it difficult to estimate future operating results based on the results of any specific fiscal quarter and could affect an investor’s ability to compare our financial condition, results of operations, and cash flows on a fiscal quarter-by-quarter basis.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
We operate our business from 62 facilities. We own a 20,000 square foot facility in Mount Laurel, New Jersey, where we perform certain product development functions. We lease three facilities in Edgewood, New York, with a combined space of 643,065 square feet which are used in connection with our Investor Communication Solutions business. We lease space at 58 additional locations, subject to customary lease arrangements, including a facility in Lake Success, New York, that serves as our corporate headquarters. Our leases expire on a staggered basis. We believe our facilities are currently adequate for their intended purposes and are adequately maintained.

ITEM 3.	Legal Proceedings
In the normal course of business, the Company is subject to claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material impact on its financial condition, results of operations, or cash flows.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading “regular way” on the NYSE under the symbol “BR” on April 2, 2007. There were 11,156 stockholders of record of the Company’s common stock as of July 31, 2018. This figure excludes the beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low closing prices of the Company’s common stock on the NYSE as well as the cash dividends per share of common stock declared during the fiscal quarters indicated:

Common Stock Market Price	High	Low	Dividends Declared
Fiscal Year 2018
First Quarter	$81.56	$72.28	$0.365
Second Quarter	91.61	81.10	0.365
Third Quarter	109.69	90.62	0.365
Fourth Quarter	119.63	106.55	0.365
Fiscal Year 2017
First Quarter	$71.41	$65.37	$0.33
Second Quarter	67.92	60.56	0.33
Third Quarter	70.60	65.74	0.33
Fourth Quarter	77.65	66.66	0.33
Dividend Policy
We expect to pay cash dividends on our common stock. On August 7, 2018, we announced that our Board of Directors increased our quarterly cash dividend by $0.12 per share to $0.485 per share, an increase in our expected annual dividend amount from $1.46 to $1.94 per share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
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
Performance Graph
The following graph compares the cumulative total return on Broadridge common stock from June 30, 2013 to June 30, 2018, with the comparable cumulative return of the: (i) S&P 500 Index, (ii) S&P 400 MidCap Index, and (iii) S&P 400 Information Technology Index. The graph assumes $100 was invested on June 30, 2013 in our common stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock.
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

	June 30, 2013	June 30, 2014	June 30, 2015	June 30, 2016	June 30, 2017	June 30, 2018
Broadridge Financial Solutions. Inc. Common Stock	$100.00	$160.30	$196.98	$262.37	$309.90	$479.31
S&P 500 Index	$100.00	$124.60	$133.84	$139.17	$164.06	$187.62
S&P 400 MidCap Index	$100.00	$125.20	$133.19	$134.95	$160.00	$181.58
S&P 400 Information Technology Index	$100.00	$124.65	$138.51	$134.26	$177.00	$208.48
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our fourth fiscal quarter ended June 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2018 – April 30, 2018	243,693	$109.46	—	9,687,721
May 1, 2018 – May 31, 2018	1,387,186	115.73	1,386,915	8,300,806
June 1, 2018 – June 30, 2018	509,269	118.04	509,200	7,791,606
Total	2,140,148	$115.57	1,896,115

(1)	Includes 244,033 shares purchased from employees to pay taxes related to the vesting of restricted stock units.

(2)
During the fiscal quarter ended June 30, 2018, the Company repurchased 1,896,115 shares of common stock at an average price per share of $116.35 under its share repurchase program. At June 30, 2018, there were 7,791,606 shares remaining available for repurchase under its share repurchase program. The share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

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

	Years Ended June 30,
	2018	2017	2016	2015	2014
	(in millions, except for per share amounts)
Statements of Earnings Data
Revenues	$4,329.9	$4,142.6	$2,897.0	$2,694.2	$2,558.0
Operating income	594.9	531.6	500.3	466.9	418.2
Earnings before income taxes	561.0	488.1	468.9	438.9	395.5
Net earnings	427.9	326.8	307.5	287.1	263.0
Basic earnings per share (a)	$3.66	$2.77	$2.60	$2.39	$2.20
Diluted earnings per share (a)	$3.56	$2.70	$2.53	$2.32	$2.12
Basic Weighted-average shares outstanding	116.8	118.0	118.3	119.9	119.6
Diluted Weighted-average shares outstanding	120.4	120.8	121.6	124.0	124.1
Cash dividends declared per common share	$1.46	$1.32	$1.20	$1.08	$0.84

	June 30,
	2018	2017	2016	2015	2014
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$263.9	$271.1	$727.7	$324.1	$347.6
Total current assets	991.1	989.6	1,289.1	861.4	880.6
Property, plant and equipment, net	204.1	198.1	112.2	97.3	88.3
Total assets (b)	3,304.7	3,149.8	2,872.7	2,364.8	2,188.0
Total current liabilities (b)	777.3	744.9	692.9	508.9	484.4
Long-term debt, excluding current portion (b)	1,053.4	1,102.1	890.7	686.0	520.1
Total liabilities (b)	2,210.4	2,146.0	1,827.3	1,437.0	1,226.3
Total stockholders’ equity	1,094.3	1,003.8	1,045.5	927.8	961.7

(a)
The computation of basic earnings per share is based on the Company’s Net earnings divided by the Basic Weighted-average shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and restricted stock units have vested.

(b)
Effective in the first quarter of fiscal year 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company has applied this guidance on a retrospective basis and accordingly, the Consolidated Balance Sheets as of June 30, 2016, 2015, and 2014, respectively, have been updated to reflect this new classification.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion summarizes the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal years ended June 30, 2018, 2017, and 2016 and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words such as “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results, performance or achievements may differ materially from the results discussed in this Item 7 because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” and “Risk Factors” included in Item 1 of this Annual Report on Form 10-K.
DESCRIPTION OF THE COMPANY AND BUSINESS SEGMENTS
Broadridge, a Delaware corporation and a member of the S&P 500, is a global financial technology leader providing investor communications and technology-driven solutions to banks, broker-dealers, asset managers and corporate issuers. Our services include investor and customer communications, securities processing, and data and analytics solutions. In short, we provide important infrastructure that powers the financial services industry. With over 50 years of experience, including over 10 years as an independent public company, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Our systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities.
Our businesses operate in two reportable segments: Investor Communication Solutions and Global Technology and Operations. We serve a large and diverse client base across four client groups: capital markets, asset management, wealth management and corporations.
Investor Communication Solutions

We offer the following governance and communications solutions through this segment: Bank/Broker-Dealer Investor Communication Solutions, Customer Communication Solutions, Corporate Issuer Solutions, Advisor Solutions and Mutual Fund and Retirement Solutions.

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

Our advisor solutions enable firms, financial advisors, wealth managers, and insurance agents to better engage with customers through cloud-based marketing and customer communication tools. Our marketing ecosystem integrates data, content and technology to drive new client acquisition and cross-sell opportunities through the creation of sales and educational content, including seminars as well as customizable advisor websites, search engine marketing and electronic and print newsletters. Our advisor solutions also help advisors optimize their practice management through customer and account data aggregation and reporting.

We provide asset managers and retirement service providers with data-driven solutions that help our clients grow revenue, operate efficiently, and maintain compliance. Our communications solutions provide an end-to-end platform for content management, composition, and multi-channel distribution of regulatory, marketing, and transactional information. Our data and analytics solutions provide investment product distribution data, analytical tools, insights, and research to enable asset managers to optimize product distribution across retail and institutional channels globally. We also provide mutual fund trade processing services for retirement providers, third party administrators, financial advisors, banks and wealth management professionals through our subsidiary, Matrix Financial Solutions, Inc. (“Matrix”).

Global Technology and Operations

We are a leading global provider of middle- and back-office securities processing solutions for capital markets, wealth management, and asset management firms. We offer advanced solutions that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, margin, cash management, clearance and settlement, asset servicing, reference data management, reconciliations, securities financing and collateral optimization, compliance and regulatory reporting, and accounting.

Our services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management and manage risk, thereby enabling them to focus on their core business activities. Provided on a software as a service (“SaaS”) basis within large user communities, our technology is a global solution. Our multi-asset, multi-market, multi-entity and multi-currency solutions support real-time global trade processing of equity, fixed income, mutual fund, foreign exchange, and exchange traded derivatives in established and emerging markets.

We also provide business process outsourcing services known as Managed Services that support the operations of our buy- and sell-side clients’ businesses. These services combine our technology with our operations expertise to support the entire trade lifecycle, including securities clearing and settlement, reconciliations, record-keeping, asset servicing, reference data management, regulatory and performance reporting, tax and cost basis services, revenue and trade expense management and portfolio accounting.
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
Fiscal Year 2018 Acquisitions:

BUSINESS COMBINATIONS

Summit

In October 2017, the Company completed the acquisition of Summit Financial Disclosure, LLC (“Summit”), a full service financial document management solutions provider, including document composition and regulatory filing services. The aggregate purchase price was $30.6 million in cash, consisting of $26.4 million in cash payments net of cash acquired, a $1.4 million note payable to the sellers that will be settled in the future, and a contingent consideration liability with an acquisition date fair value of $2.7 million.
ActivePath

In March 2018, the Company completed the acquisition of ActivePath Solutions Ltd (“ActivePath”), a digital technology company with technology that enhances the consumer experience associated with consumer statements, bills and regulatory communications. The aggregate purchase price was $24.2 million, consisting of $21.8 million in cash payments net of cash acquired, and a $2.4 million note payable to the sellers that will be settled in the future.

FundAssist

In May 2018, the Company completed the acquisition of FundAssist Limited (“FundAssist”), a regulatory, marketing and sales solutions service provider to the global investments industry. The aggregate purchase price was $47.0 million, consisting of $40.6 million in cash payments net of cash acquired, and a contingent consideration liability with an acquisition date fair value of $6.4 million.

ASSET ACQUISITION

Purchase of Intellectual Property

In February 2018, the Company paid $40.0 million to an affiliate of Inveshare, Inc. (“Inveshare”) for the delivery of blockchain technology applications, as contemplated as part of the Company’s acquisition of intellectual property assets from Inveshare.

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

M&O
In November 2016, the Company’s Global Technology and Operations segment acquired M&O Systems, Inc. (“M&O”). M&O is a provider of SaaS-based compensation management and related solutions for broker-dealers and registered investment advisors, and is now known as Broadridge Advisor Compensation Solutions. The aggregate purchase price was $24.9 million in cash, consisting of $22.4 million of cash payments net of cash acquired as well as a $2.5 million note payable to the sellers that was settled in fiscal year 2018.

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

ASSET ACQUISITION

Purchase of Intellectual Property

In September 2016, the Company’s Investor Communication Solutions segment acquired intellectual property assets from Inveshare and concurrently entered into a development agreement with an affiliate of Inveshare to use these assets to develop blockchain technology applications for Broadridge’s proxy business. The purchase price was $95.0 million, which consisted of a $90.0 million cash payment upon closing of the acquisition and a $5.0 million obligation payable which the Company paid in September 2017.
Fiscal Year 2016 Acquisitions:
QED
In November 2015, the Company’s Investor Communication Solutions segment acquired QED Financial Systems, Inc. (“QED”), a provider of investment accounting solutions that serves public sector institutional investors. The aggregate purchase price was $15.5 million, consisting of $13.3 million of cash payments, a $1.5 million note payable to the sellers that was settled in fiscal year 2017, as well as a contingent consideration liability with an acquisition date fair value of $0.7 million.

4sight Financial
In June 2016, the Company’s Global Technology and Operations segment acquired 4sight Financial Software Limited (“4sight”), a global provider of securities financing and collateral management systems to financial institutions. The aggregate purchase price was $39.6 million, consisting of $36.0 million of cash payments, as well as a contingent consideration liability with an acquisition date fair value of $3.6 million.

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
In the first quarter of fiscal year 2018, we adopted ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU No. 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including presenting the excess tax benefits or deficits from the exercise or vesting of share-based payments in the income statement, classifying the excess tax benefits or deficits as an operating activity in the Consolidated Statements of Cash Flows rather than as a financing activity, a revision to the criteria for classifying an award as equity or liability and an option to recognize gross stock-based compensation expense with actual forfeitures recognized as they occur. In addition, ASU No. 2016-09 eliminates the excess tax benefits from the assumed proceeds calculation under the treasury stock method for purposes of calculating diluted shares. As a result of this adoption, we recorded excess tax benefits related to stock-based compensation awards of $40.9 million during the twelve months ended June 30, 2018 in the income tax provision on a prospective basis, whereas such benefits would previously have been recognized in equity. We also excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the twelve months ended June 30, 2018. We have not adjusted prior periods presented for the change in accounting for excess tax benefits in the Consolidated Financial Statements. We also elected to apply the change in presentation of excess tax benefits in the Consolidated Statement of Cash Flows prospectively, and as a result, excess tax benefits are classified as operating activities when realized through reductions to subsequent tax payments. This adoption resulted in an increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities of $40.9 million for the twelve months ended June 30, 2018. We have not adjusted prior periods presented for the change in classification of excess tax benefits on the Consolidated Statement of Cash Flows. We also elected to continue our current practice of estimating expected forfeitures as permitted by ASU No. 2016-09.
In the first quarter of fiscal year 2018, we adopted ASU No. 2015-17 “Balance Sheet Classification of Deferred Taxes” (“ASU No. 2015-07”) on a prospective basis to all deferred tax liabilities and assets. The amendments in ASU No. 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. Our fiscal year 2017 Consolidated Balance Sheet has not been retrospectively adjusted for the adoption of ASU No. 2015-17.
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
Goodwill. We review the carrying value of all our goodwill by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate a possible impairment. When determining fair value of a reporting unit, we utilize the income approach which considers future cash flows using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the particular reporting unit’s weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows, the weighted-average cost of capital and the terminal value growth rate assumptions. The weighted-average cost of capital takes into account the relative weight of each component of our consolidated capital structure (equity and long-term debt). Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-range planning process. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. We had $1,254.9 million of goodwill as of June 30, 2018. Given the significance of our goodwill, an adverse change to the fair value of one of our reporting units could result in an impairment charge, which could be material to our earnings.
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
Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). The Company is subject to regular examination of its income tax returns by the U.S. federal, state and foreign tax authorities. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements. The Company has estimated foreign net operating loss carryforwards of approximately $15.2 million as of June 30, 2018 of which $2.2 million are subject to expiration in the 2019 through 2027 period. The remaining $13.0 million of carryforwards has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $22.5 million which can be utilized through 2030 and a $1.1 million capital loss carryforward which will expire 2023. Since the U.S. federal net operating loss carryforwards result from tax losses recognized prior to December 31, 2017, they are not subject to the new provision in the U.S. Tax Cuts and Jobs Act (the “Tax Act”) which provides for an indefinite carryforward period for net operating losses.

Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $3.8 million and $9.3 million at June 30, 2018 and 2017, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income requires significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.
On December 22, 2017, the Tax Act was enacted. The estimated incremental income tax expense related to the Tax Act reflects assumptions based upon our interpretation of the Tax Act. The calculation of the estimated incremental income tax expense is based upon various estimates and assumptions and may be impacted by additional considerations, including, but not limited to, the final computation of 2017 and 2018 earnings and profits and tax pools of non-U.S. subsidiaries as of the relevant measurement dates. The ultimate impact of the Tax Act may differ from our estimates due to changes in our assumptions, additional regulatory clarification and guidance that may be issued, as well as the amount of our earnings before income taxes.
Share-based Payments. Accounting for stock-based compensation requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock options issued by using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Determining these assumptions are subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock options. A hypothetical change of five percentage points applied to the volatility assumption used to determine the fair value of the fiscal year 2018 stock option grants would result in approximately a $4.2 million change in total pre-tax stock-based compensation expense for the fiscal year 2018 grants, which would be amortized over the vesting period. A hypothetical change of one year in the expected life assumption used to determine the fair value of the fiscal year 2018 stock option grants would result in approximately a $1.7 million change in the total pre-tax stock-based compensation expense for the fiscal year 2018 grants, which would be amortized over the vesting period. A hypothetical change of one percentage point in the forfeiture rate assumption used for the fiscal year 2018 stock option grants would result in approximately a $0.2 million change in the total pre-tax stock-based compensation expense for the fiscal year 2018 grants, which would be amortized over the vesting period. A hypothetical one-half percentage point change in the dividend yield assumption used to determine the fair value of the fiscal year 2018 stock option grants would result in approximately a $1.9 million change in the total pre-tax stock-based compensation expense for the fiscal year 2018 grants, which would be amortized over the vesting period.
RESULTS OF OPERATIONS
The following discussions of Analysis of Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017, and the fiscal year ended June 30, 2017 compared to the fiscal year ended June 30, 2016. The Analysis of Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Consolidated Statements of Earnings.
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
“Tax Act items” represent a U.S. federal transition tax on earnings of certain foreign subsidiaries, foreign jurisdiction withholding taxes with respect to the earnings deemed repatriated for U.S. tax purposes, and certain benefits related to the remeasurement of the Company’s net U.S. federal and state deferred tax liabilities attributable to the recording of the impact from the Tax Act, which was enacted into law on December 22, 2017.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. During fiscal year 2018, mutual fund proxy fee revenues were 28% higher than the prior fiscal year while during fiscal years 2017 and 2016, mutual fund proxy revenues were 19% higher and 22% lower than the prior fiscal year, respectively. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
Closed sales is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for revenue or other income statement data prepared in accordance with GAAP. Closed sales is a useful metric for investors in understanding how management measures and evaluates our ongoing operational performance.
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

Beginning in the fiscal year ended June 30, 2017, we reported Closed sales net of a 3.5% allowance adjustment, in lieu of our previous practice of adjusting for actual performance in subsequent periods. For fiscal year 2018, we are reporting Closed sales net of a 4.0% allowance adjustment. Consequently, our reported Closed sales amounts are not adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess the allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
For the fiscal years ended June 30, 2018, 2017 and 2016, Closed sales, which includes contributions from NACC beginning in fiscal year 2017, were $214.9 million, $188.5 million and $150.9 million, respectively. The fiscal years ended June 30, 2018 and 2017, are net of an allowance adjustment of $9.0 million and $6.8 million, respectively.

ANALYSIS OF CONSOLIDATED STATEMENTS OF EARNINGS
Fiscal Year 2018 Compared to Fiscal Year 2017
The table below presents Consolidated Statements of Earnings data for the fiscal years ended June 30, 2018 and 2017, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2018	2017	Change
			($)	(%)
	(in millions, except for per share amounts)
Revenues	$4,329.9	$4,142.6	$187.3	5
Cost of revenues	3,169.6	3,109.6	60.0	2
Selling, general and administrative expenses	565.4	501.4	64.0	13
Total operating expenses	3,735.0	3,611.0	124.0	3

Operating income	594.9	531.6	63.3	12
Margin	13.7%	12.8%		0.9	pts
Interest expense, net	38.6	42.7	(4.1)	(10)
Other non-operating (income) expenses, net	(4.7)	0.8	(5.5)	NM
Earnings before income taxes	561.0	488.1	72.9	15
Provision for income taxes	133.1	161.4	(28.3)	(18)
Effective tax rate	23.7%	33.1%		(9.4)	pts
Net earnings	$427.9	$326.8	$101.2	31
Basic earnings per share	$3.66	$2.77	$0.89	32
Diluted earnings per share	$3.56	$2.70	$0.86	32
NM - Not Meaningful
Revenues. Revenues for the fiscal year ended June 30, 2018 were $4,329.9 million, an increase of $187.3 million, or 5%, compared to $4,142.6 million for the fiscal year ended June 30, 2017. The $187.3 million increase was driven by higher recurring fee revenues of $159.2 million, or 6%, and higher event-driven fee revenues of $65.0 million, or 30%, partially offset by lower distribution revenues of $41.0 million, or 3%. The higher recurring fee revenues of $159.2 million reflected: gains from Net New Business (3pts), internal growth (2pts) and contributions from our recent acquisitions (1pt). The higher event-driven fee revenues were primarily from increased equity proxy contests and mutual fund proxy activity. Fluctuations in foreign currency exchange rates positively impacted revenues by $4.2 million.
Total operating expenses. Total operating expenses for the fiscal year ended June 30, 2018 were $3,735.0 million, an increase of $124.0 million, or 3%, compared to $3,611.0 million for the fiscal year ended June 30, 2017. Cost of revenues increased $60.0 million, or 2%, and Selling, general and administrative expenses increased $64.0 million, or 13%.

Cost of revenues for the fiscal year ended June 30, 2018 were $3,169.6 million, an increase of $60.0 million, or 2%, compared to $3,109.6 million for the fiscal year ended June 30, 2017. The increase primarily reflects higher proxy fulfillment expenses, higher operating costs from acquisitions, and higher depreciation and amortization expense, partially offset by lower distribution cost of revenues driven by the decrease in distribution revenues. Fluctuations in foreign currency exchange rates decreased cost of revenues by $5.7 million.

Selling, general and administrative expenses for the fiscal year ended June 30, 2018 were $565.4 million, an increase of $64.0 million, or 13%, compared to $501.4 million for the fiscal year ended June 30, 2017. The increase was primarily due to higher spending on growth initiatives, higher selling and administrative expenses related in part to our record closed sales and higher operating costs from acquisitions.
Operating income. Operating income for the fiscal year ended June 30, 2018 was $594.9 million, an increase of $63.3 million, or 12%, compared to $531.6 million for the fiscal year ended June 30, 2017. Operating income margins increased to 13.7% for the fiscal year ended June 30, 2018, compared to 12.8% for the fiscal year ended June 30, 2017, primarily due to the increase in recurring fee revenues and event-driven fee revenues.

Interest expense, net. Interest expense, net for the fiscal year ended June 30, 2018 was $38.6 million, a decrease of $4.1 million, or 10%, compared to $42.7 million for the fiscal year ended June 30, 2017. The decrease was primarily due to a decrease in interest expense of $2.3 million and a $1.8 million increase in interest income.
Other non-operating (income) expenses, net. Other non-operating income, net for the fiscal year ended June 30, 2018 was $4.7 million, an increase of $5.5 million, compared to $0.8 million of Other non-operating expenses, net for the fiscal year ended June 30, 2017. The increase was primarily due to lower expense of $6.8 million related to fluctuations in foreign currency exchange rates and lower losses related to minority equity investments of $2.5 million partially offset by a decrease of $3.8 million in investment gains.
Earnings before income taxes. Earnings before income taxes for the fiscal year ended June 30, 2018 were $561.0 million, an increase of $72.9 million, or 15%, compared to $488.1 million for the fiscal year ended June 30, 2017.
Provision for income taxes. The Provision for income taxes and effective tax rates for the fiscal year ended June 30, 2018 were $133.1 million and 23.7%, compared to $161.4 million and 33.1%, for the fiscal year ended June 30, 2017, respectively. The decrease in the effective tax rate for the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017 is primarily due to the recognition of $40.9 million in excess tax benefits attributable to stock-based compensation as well as a reduced U.S. federal tax rate, partially offset by the $15.4 million of net tax charges relating to the enactment of the Tax Act. In the fiscal year ending June 30, 2018, the Company’s federal corporate statutory income tax rate was subject to a full year blended tax rate of 28.1%. Notwithstanding the reduction in the federal corporate statutory income tax rate, the Tax Act required companies to pay a transition tax on earnings of certain foreign subsidiaries at December 31, 2017, which the Company has estimated to be $12.4 million. The Company also accrued $18.4 million of foreign jurisdiction withholding taxes with respect to the earnings deemed repatriated for U.S. tax purposes. Partially offsetting the $30.8 million of aggregate expense related to foreign earnings is a $15.3 million benefit related to the remeasurement of the Company’s net U.S. federal and state deferred tax liabilities. Beginning July 1, 2018, the Company will be subject to a U.S. federal corporate statutory income tax rate of 21.0%.
Net earnings and Basic and Diluted earnings per share. Net earnings for the fiscal year ended June 30, 2018 were $427.9 million, an increase of $101.2 million, or 31%, compared to $326.8 million for the fiscal year ended June 30, 2017.
Basic and Diluted earnings per share for the fiscal year ended June 30, 2018 were $3.66 and $3.56, respectively, compared to $2.77 and $2.70 for the fiscal year ended June 30, 2017, respectively.

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
Operating income. Operating income for the fiscal year ended June 30, 2017 was $531.6 million, an increase of $31.3 million, or 6%, compared to $500.3 million for the fiscal year ended June 30, 2016. Operating income margins decreased to 12.8% for the fiscal year ended June 30, 2017 compared to 17.3% for the fiscal year ended June 30, 2016, primarily due to the acquisition of NACC.
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
Provision for income taxes. The Provision for income taxes and the effective tax rates for the fiscal year ended June 30, 2017 were $161.4 million and 33.1%, respectively, compared to $161.4 million and 34.4%, for the fiscal year ended June 30, 2016, respectively. The effective tax for the fiscal year ended June 30, 2017 was impacted by the recognition of the non-cash, nontaxable $9.3 million MAL investment gain. Excluding that investment gain, the effective tax rate for the fiscal year ended June 30, 2017 was 33.7%. In addition to the tax benefit from the MAL investment gain, the effective tax rate also declined as a result of a $2.2 million increase in the current year accrual for the Section 199 domestic production activities deduction relating to prior tax years. The effective tax rate was also positively impacted by approximately 20 basis points due to a more favorable mix of geographical income.
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
Revenues

	Years Ended June 30,			Change
				2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
				($ in millions)
Investor Communication Solutions	$3,495.6	$3,398.6	$2,200.0	$97.1	3	$1,198.6	54
Global Technology and Operations	911.6	825.5	758.4	86.1	10	67.1	9
Other	—	—	—	—	—	—	—
Foreign currency exchange	(77.3)	(81.5)	(61.4)	4.2	(5)	(20.1)	33
Total	$4,329.9	$4,142.6	$2,897.0	$187.3	5	$1,245.5	43

Earnings (Loss) before Income Taxes

	Years Ended June 30,			Change
				2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
				($ in millions)
Investor Communication Solutions	$494.6	$428.2	$413.9	$66.4	16	$14.3	3
Global Technology and Operations	199.3	162.5	130.6	36.8	23	31.8	24
Other	(151.4)	(110.5)	(79.0)	(40.9)	37	(31.5)	40
Foreign currency exchange	18.6	8.1	3.4	10.5	130	4.7	138
Total	$561.0	$488.1	$468.9	$72.9	15	$19.2	4
Investor Communication Solutions
Revenues

	Years Ended June 30,			Change
				2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
				($ in millions)
Recurring fee revenues	$1,698.9	$1,625.7	$1,136.9	$73.1	5	$488.8	43
Event-driven revenues	283.9	218.9	199.4	65.0	30	19.5	10
Distribution revenues	1,512.9	1,554.0	863.7	(41.0)	(3)	690.2	80
Total	$3,495.6	$3,398.6	$2,200.0	$97.1	3	$1,198.6	54
Fiscal Year 2018 Compared to Fiscal Year 2017
Revenues. Investor Communication Solutions segment’s Revenues for the fiscal year ended June 30, 2018 were $3,495.6 million an increase of $97.1 million, or 3%, compared to $3,398.6 million for the fiscal year ended June 30, 2017. The increase was driven by: (i) higher recurring fee revenues of $73.1 million, or 5%, and (ii) higher event-driven fee revenues of $65.0 million, or 30%, partially offset by (iii) lower distribution revenues of $41.0 million, or 3%.
Higher recurring fee revenues of 5% were attributable to: (i) Net New Business from increases in revenues from Closed sales (2 pts), (ii) internal growth (2 pts) and (iii) revenues from acquisitions (1 pt). Position growth compared to the same period in the prior year, which is a component of internal growth, was 11% for annual equity proxy communications and 10% for mutual fund and exchange traded funds (“ETF”) interims. Revenue contribution from position growth was offset by lower activity in other products. Higher event-driven fee revenues were the result of increased equity proxy contests and mutual fund proxy activity.
Earnings before income taxes. Earnings before income taxes for the fiscal year ended June 30, 2018 were $494.6 million, an increase of $66.4 million, or 16%, compared to $428.2 million for the fiscal year ended June 30, 2017. The earnings increase was primarily due to higher recurring fee revenues and event-driven fee revenues. Pre-tax margins increased by 1.5 percentage points to 14.1% from 12.6%.
Fiscal Year 2017 Compared to Fiscal Year 2016
Revenues. Investor Communication Solutions segment’s Revenues for the fiscal year ended June 30, 2017 were $3,398.6 million, an increase of $1,198.6 million, or 54%, compared to $2,200.0 million for the fiscal year ended June 30, 2016. The increase was attributable to higher recurring fee revenues of $488.8 million, higher event-driven fee revenues of $19.5 million and higher distribution revenues of $690.2 million.
The higher recurring fee revenues of $488.8 million, or 43%, reflected: (i) contributions from the NACC acquisition (37 pts), (ii) Net New Business (4 pts), and (iii) internal growth (2 pts). Higher event-driven fee revenues were the result of increased mutual fund proxy and proxy contests. Position growth compared to the same period in the prior year, which is a component of internal growth, was 4% for mutual fund and ETF interims and 8% for annual equity proxy communications. Revenue contribution from position growth was offset by lower activity in other products.

Earnings before income taxes. Earnings before income taxes for the fiscal year ended June 30, 2017 were $428.2 million, an increase of $14.3 million, or 3%, compared to $413.9 million for the fiscal year ended June 30, 2016. The earnings increase was primarily due to higher revenues, partially offset by higher operating expenses, which includes higher amortization expenses related to acquired intangibles and purchased intellectual property as well as higher integration costs related to NACC. Pre-tax margins decreased by 6.2 percentage points to 12.6% from 18.8%.
Global Technology and Operations
Fiscal Year 2018 Compared to Fiscal Year 2017
Revenues. Global Technology and Operations segment’s Revenues for the fiscal year ended June 30, 2018 were $911.6 million, an increase of $86.1 million, or 10%, compared to $825.5 million for the fiscal year ended June 30, 2017. The 10% increase was attributable to: (i) higher Net New Business from closed sales (5 pts), (ii) internal growth from higher trade and non-trade activity levels (4 pts), and (iii) revenue from recent acquisitions (2 pts).
Earnings before income taxes. Earnings before income taxes for the fiscal year ended June 30, 2018 were $199.3 million, an increase of $36.8 million, or 23%, compared to $162.5 million for the fiscal year ended June 30, 2017. The earnings increase was primarily due to higher organic revenues. Pre-tax margins increased by 2.2 percentage points to 21.9% from 19.7%.
Fiscal Year 2017 Compared to Fiscal Year 2016
Revenues. Global Technology and Operations segment’s Revenues for the fiscal year ended June 30, 2017 were $825.5 million, an increase of $67.1 million, or 9%, compared to $758.4 million for the fiscal year ended June 30, 2016. The 9% increase was attributable to: (i) higher Net New Business (5 pts), (ii) revenue from recent acquisitions (3 pts) and (iii) internal growth from higher trade and non-trade activity levels partially offset by contract renewals (1 pt).
Earnings before income taxes. Earnings before income taxes for the fiscal year ended June 30, 2017 were $162.5 million, an increase of $31.8 million, or 24%, compared to $130.6 million for the fiscal year ended June 30, 2016. The earnings increase was primarily due to higher organic revenues and efficiency initiatives, partially offset by the impact of recent acquisitions. Pre-tax margins increased by 2.5 percentage points to 19.7% from 17.2%.
Other
Fiscal Year 2018 Compared to Fiscal Year 2017
Revenues. There were no significant reportable Revenues in our Other segment for the periods presented.
Loss before income taxes. Loss before income taxes was $151.4 million for the fiscal year ended June 30, 2018, an increase of $40.9 million, or 37%, compared to $110.5 million for the fiscal year ended June 30, 2017. The increased loss was primarily due to higher spending on growth initiatives and higher performance based compensation expense, partially offset by decreased foreign currency transaction losses.
Fiscal Year 2017 Compared to Fiscal Year 2016
Revenues. There were no significant reportable Revenues in our Other segment for the periods presented.
Loss before income taxes. Loss before income taxes was $110.5 million for the fiscal year ended June 30, 2017, an increase of $31.5 million, or 40%, compared to $79.0 million for the fiscal year ended June 30, 2016. The increased loss was primarily due to an increase in net interest expense, higher expense related to efficiency initiatives, increased foreign currency transaction losses, a reduction in the fair value of our obligation under contingent acquisition consideration arrangements in the prior year and a gain on sale of an asset in the prior fiscal year, partially offset by the MAL investment gain.
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

Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Years ended June 30,
	2018	2017	2016
	(in millions)
Operating income (GAAP)	$594.9	$531.6	$500.3
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	81.4	72.6	31.8
Acquisition and Integration Costs	8.8	19.1	5.0
Adjusted Operating income (Non-GAAP)	$685.1	$623.3	$537.1
Operating income margin (GAAP)	13.7%	12.8%	17.3%
Adjusted Operating income margin (Non-GAAP)	15.8%	15.0%	18.5%

	Years ended June 30,
	2018	2017	2016
	(in millions)
Net earnings (GAAP)	$427.9	$326.8	$307.5
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	81.4	72.6	31.8
Acquisition and Integration Costs	8.8	19.1	5.0
Gain on Sale of Securities	(5.5)	—	—
Taxable adjustments	84.7	91.7	36.8
Tax act items	15.4	—	—
MAL investment gain	—	(9.3)	—
Tax impact of adjustments (a)	(23.9)	(30.9)	(12.7)
Adjusted Net earnings (Non-GAAP)	$504.1	$378.3	$331.7

	Years ended June 30,
	2018	2017	2016

Diluted earnings per share (GAAP)	$3.56	$2.70	$2.53
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.68	0.60	0.26
Acquisition and Integration Costs	0.07	0.16	0.04
Gain on Sale of Securities	(0.05)	—	—
Taxable adjustments	0.70	0.76	0.30
Tax Act Items	0.13	—	—
MAL investment gain	—	(0.08)	—
Tax impact of adjustments (a)	(0.20)	(0.26)	(0.10)
Adjusted earnings per share (Non-GAAP)	$4.19	$3.13	$2.73
(a) Calculated using the GAAP effective tax rate, adjusted to exclude the net $15.4 million charges associated with the Tax Act, as well as $40.9 million of excess tax benefits associated with stock-based compensation for the fiscal year ended June 30, 2018. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Years ended June 30,
	2018	2017	2016
	(in millions)
Net cash flows provided by operating activities (GAAP)	$693.6	$515.9	$437.7
Capital expenditures and Software purchases and capitalized internal use software	(97.9)	(113.7)	(75.5)
Free cash flow (Non-GAAP)	$595.7	$402.2	$362.2

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents consisted of the following:

	June 30,
	2018	2017
	(in millions)

Cash and cash equivalents:
Domestic cash	$98.2	$86.8
Cash held by foreign subsidiaries	103.6	126.2
Cash held by regulated entities	62.0	58.1
Total cash and cash equivalents	$263.9	$271.1
At June 30, 2018 and 2017, Cash and cash equivalents were $263.9 million and $271.1 million, respectively. Total stockholders’ equity was $1,094.3 million and $1,003.8 million at June 30, 2018 and 2017, respectively. At June 30, 2018, net working capital was $213.8 million, compared to $244.6 million at June 30, 2017. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowing capacity, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
At June 30, 2018, $103.6 million of the $263.9 million of Cash and cash equivalents were held by our foreign subsidiaries, and $62.0 million of Cash and cash equivalents were held by regulated entities. We expect existing domestic cash, cash equivalents, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, cash flows from operations and borrowing capacity to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If these funds are needed for our operations in the U.S., we may be required to pay additional foreign taxes to repatriate these funds. However, while we may do so at a future date, the Company does not need to repatriate future foreign earnings to fund U.S. operations.
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at June 30, 2018	Carrying value at June 30, 2018	Carrying value at June 30, 2017	Unused Available Capacity	Fair Value at June 30, 2018
			(in millions)
Long-term debt
Fiscal 2017 Revolving Credit Facility	February 2022	$160.0	$160.0	$210.0	$840.0	$160.0
Fiscal 2014 Senior Notes	September 2020	400.0	398.5	397.9	—	405.8
Fiscal 2016 Senior Notes	June 2026	500.0	494.8	494.1	—	474.4
		$1,060.0	$1,053.4	$1,102.1	$840.0	$1,040.2

Total debt		$1,060.0	$1,053.4	$1,102.1	$840.0	$1,040.2
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2019	2020	2021	2022	2023	Thereafter	Total
(in millions)	$—	$—	$400.0	$160.0	$—	$500.0	$1,060.0
The Company has a $1.0 billion five-year revolving credit facility (the “Fiscal 2017 Revolving Credit Facility”), which is comprised of a $900.0 million U.S. dollar tranche and a $100.0 million multicurrency tranche. Borrowings under the Fiscal 2017 Revolving Credit Facility bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2017 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, which totaled $1.3 million and $1.1 million for the fiscal years ended June 30, 2018 and June 30, 2017, respectively. As of June 30, 2018, the Company had $160.0 million in outstanding borrowings and had unused available capacity of $840.0 million under the Fiscal 2017 Revolving Credit Facility. The facility is scheduled to expire in February 2022.
At June 30, 2018, the carrying value of the Company’s outstanding Long-term debt was $1,053.4 million, consisting of: (i) borrowings on the Fiscal 2017 Revolving Credit Facility of $160.0 million, (ii) senior notes of $398.5 million ($400.0 million principal amount less $0.2 million of unamortized bond discount and $1.3 million of unamortized debt issuance costs) due September 2020 and (iii) senior notes of $494.8 million ($500.0 million principal amount less $1.7 million of unamortized bond discount and $3.5 million of unamortized debt issuance costs) due June 2026. The Fiscal 2017 Revolving Credit Facility and senior notes are senior unsecured obligations of the Company and are ranked equally in right of payment. Interest on the senior notes due 2020 is payable semiannually on March 1st and September 1st each year based on a fixed per annum rate equal to 3.95%. Interest on the senior notes due June 2026 is payable semiannually on June 27th and December 27th each year based on a fixed per annum rate equal to 3.40%.
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
Cash Flows
Fiscal Year 2018 Compared to Fiscal Year 2017

	Years Ended June 30,
	2018	2017	$ Change
	(in millions)

Net cash flows provided by operating activities	$693.6	$515.9	$177.6

Net cash flows used in investing activities	$(249.3)	$(659.3)	$410.1

Net cash flows used in financing activities	$(449.9)	$(311.7)	$(138.2)
The increase in cash provided by operating activities of $177.6 million was due to: (i) higher cash generated from our operations primarily from higher revenues partially offset by increased cash used in working capital, (ii) an increase in cash provided by advanced client payments on existing contracts of $61.6 million, and (iii) the classification of excess tax benefits associated with stock-based compensation awards as part of operating activities in fiscal year 2018, for which $40.6 million of excess tax benefits were classified in financing activities in fiscal year 2017 rather than operating activities.

The decrease in cash used in investing activities of $410.1 million primarily reflects decreased (i) acquisitions of $340.4 million largely driven by the acquisition of NACC in fiscal year 2017 and (ii) $50.0 million in purchased intellectual property.
The increase in cash used in financing activities of $138.2 million primarily reflects: (i) a decrease in net proceeds from borrowings of $135.0 million, (ii) a $40.6 million decrease in excess tax benefits from the issuance of stock-based compensation awards that are no longer classified as cash flows from financing activities, (iii) a $13.6 million increase in dividends paid, and (iv) a $8.9 million decrease in the proceeds from the exercise of stock options, partially offset by (v) a $65.7 million decrease in the repurchase of common stock.
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
The increase in cash used in financing activities of $420.3 million reflects (i) a $247.9 million net decrease in debt proceeds, net of debt payments, in the current year compared to the prior fiscal year (ii) a $223.0 million increase in the purchase of common stock, and (iii) a $14.0 million increase in dividends paid, partially offset by cash provided by: (i) a $36.2 million increase in the proceeds from stock option exercises, and (ii) a $19.2 million increase in excess tax benefits from the exercise and vesting of stock-based compensation awards.
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
The amounts charged to expense by the Company for these plans were:

	Years ended June 30,
	2018	2017	2016
	(in millions)
SORP	$4.3	$3.6	$3.2
SERP	0.6	0.7	0.6
Total	$4.9	$4.3	$3.8
The benefit obligation to the Company under these plans at June 30, 2018, 2017 and 2016 was:

	Years ended June 30,
	2018	2017	2016
	(in millions)
SORP	$38.3	$35.4	$30.0
SERP	4.5	4.3	3.6
Total	$42.8	$39.7	$33.6

Other Post-retirement Benefit Plan
The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The plan is currently unfunded.
The amounts charged to expense by the Company for this plan were:

	Years ended June 30,
	2018	2017	2016
	(in millions)
Executive Retiree Health Insurance Plan	$0.4	$0.3	$0.3
The benefit obligation to the Company under this plan at June 30, 2018, 2017 and 2016 was:

	Years ended June 30,
	2018	2017	2016
	(in millions)
Executive Retiree Health Insurance Plan	$5.3	$4.9	$4.2
Contractual Obligations
The following table summarizes our contractual obligations to third parties as of June 30, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
			(in millions)
Debt(1)	$1,060.0	$—	$400.0	$160.0	$500.0
Interest and facility fee on debt(2)	191.9	38.8	64.5	37.5	51.0
Facility and equipment operating leases(3)	326.8	42.7	71.1	56.3	156.7
Software licensing(4)	24.5	10.3	14.1	—	—
Purchase obligations(5)	368.5	67.5	127.1	119.4	54.6
Capital commitment to fund an equity method investment	1.8	1.8	—	—	—
Transition tax(6)	12.4	2.1	1.8	1.8	6.7
Uncertain tax positions(7)	—	—	—	—	—
Total(8)	$1,985.8	$163.2	$678.5	$375.0	$769.0

(1)
These amounts represent the principal repayments of Long-term debt and are included on our Consolidated Balance Sheets. As of June 30, 2018, we had $1,053.4 million of carrying value outstanding debt consisting of senior notes of $398.5 million principal amount due September 2020, senior notes of $494.8 million principal amount due June 2026, and $160.0 million outstanding on our Fiscal 2017 Revolving Credit Facility due February 2022. See Note 12, “Borrowings” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for additional information about our Borrowings and related matters.

(2)
Includes estimated future interest payments on our long-term debt and interest and facility fee on the revolving credit facility. Interest on the Senior Notes due 2020 is based on a fixed per annum rate equal to 3.95%. Interest on the Senior Notes due 2026 is based on a fixed per annum rate equal to 3.40%. Interest on the Fiscal 2017 Revolving Credit Facility is calculated at LIBOR plus 100 basis points. An interest rate of 2.99% was used to estimate future interest payments for this portion of our long-term debt. The Fiscal 2017 Revolving Credit Facility also has an annual facility fee equal to 12.5 basis points on the entire facility.

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

(4)	We enter into various software licenses agreements in the normal course of business.

(5)
Purchase obligations relate to payments to IBM related to the IT Services Agreement entered into in March 2010 that expires in June 2024, the EU IT Services Agreement entered into in March 2014 that expires in October 2023, and purchase and maintenance agreements on our software, equipment and other assets.

(6)	Transition tax on earnings of certain foreign subsidiaries payable pursuant to the Tax Act.

(7)
Due to the uncertainty related to the timing of the reversal of uncertain tax positions, only uncertain tax benefits related to certain settlements have been provided in the table above. The Company is unable to make reasonably reliable estimates related to the timing of the remaining net unrecognized tax benefit liability of $23.1 million (inclusive of interest). See Note 15, “Income Taxes” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for further detail.

(8)
Certain executive post-retirement benefit obligations reported in our Consolidated Balance Sheets in the amount of $48.1 million as of June 30, 2018 were not included in the table above due to the uncertainty of the timing of these future payments.

Data Center Agreements
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2024. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at June 30, 2018 are $340.6 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at June 30, 2018 are $27.9 million through fiscal year 2024, the final year of the contract.
The following table summarizes the total expenses related to these agreements:

	Years ended June 30,
	2018	2017	2016
	(in millions)
IT Services Agreement	$101.2	$99.3	$98.5
EU IT Services Agreement	6.3	5.5	7.5
Total expenses	$107.5	$104.8	$106.0
The Company has capitalized $62.3 million, including $0.3 million in fiscal year 2018, related to the build-out of the IBM data center in Other non-current assets, with a net book value of $31.8 million at June 30, 2018. The Company capitalized $4.9 million related to the build-out of the IBM UK data center in Other non-current assets, with a net book value of $2.9 million at June 30, 2018. The asset balance increased by $0.1 million due to the impact of foreign exchange during the fiscal year ended June 30, 2018.
The following table summarizes the total amortization expense of capitalized costs related to these agreements:

	Years ended June 30,
	2018	2017	2016
	(in millions)
IT Services Agreement	$5.3	$4.6	$4.3
EU IT Services Agreement	0.5	0.4	0.6
Total expenses	$5.8	$5.0	$4.8

Other Commercial Commitments
Certain of the Company’s subsidiaries have unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at June 30, 2018.
Off-Balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company was not a party to any derivative financial instruments at June 30, 2018, 2017 and 2016. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
NEW ACCOUNTING PRONOUNCEMENTS
Please refer to Note 2, “Summary of Significant Accounting Policies—T. New Accounting Pronouncements” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a discussion on the impact of the adoption of new accounting pronouncements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market Risks
In the ordinary course of business, the financial position of the Company is routinely subject to certain market risks, notably the effects of changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities. As a result, the Company does not anticipate any material losses from these risks. The Company was not a party to any derivative financial instrument as of June 30, 2018 and 2017, respectively.
Interest Rate Risk
As of June 30, 2018, $160.0 million, or 15%, of the Company’s total outstanding debt balance of $1,053.4 million is based on floating interest rates. Our $160.0 million in variable rate debt at June 30, 2018 consists of our revolving credit facility, which bears interest at LIBOR plus 100 basis points on borrowed amounts, plus an additional annual facility fee equal to 12.5 basis points on the entire facility. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings of a change in market interest rates on amounts borrowed from the revolving credit facility during the fiscal year ended June 30, 2018. Assuming a hypothetical increase of one hundred basis points in interest rates on our variable rate debt during the fiscal year ended June 30, 2018, our pre-tax earnings would have decreased by approximately $3.1 million for the fiscal year ended June 30, 2018, this however would have been offset by interest earned on cash balances.
Foreign Currency Risk
While the substantial majority of our business is conducted within the U.S., approximately 10% of our fiscal year 2018 revenues were earned outside of the U.S. and approximately 19% of our total consolidated assets as of June 30, 2018 resided in our foreign subsidiaries. Our revenue generating operations outside of the U.S. primarily reside in Canada and the United Kingdom. As a result, we have a certain degree of foreign currency exposure to exchange rate fluctuations associated with our non-U.S. revenue generating operations, primarily with respect to the Canadian dollar and the British pound.
We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate. We do not hedge our operating results against currency movement as they are primarily translational in nature. For the fiscal year ended June 30, 2018, a hypothetical 10% decrease in the value of the Canadian dollar and British pound versus the U.S. dollar would have resulted in a decrease in our total pre-tax earnings of approximately $11.9 million. A hypothetical 10% decrease in the value of the Canadian dollar and British pound versus the U.S. dollar at June 30, 2018 would have resulted in a decrease to our total assets of approximately $45.3 million.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Broadridge Financial Solutions, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Broadridge Financial Solutions, Inc. and subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
New York, New York
August 7, 2018

We have served as the Company's auditor since 2007.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Earnings
(In millions, except per share amounts)

		Years ended June 30,
		2018	2017	2016
Revenues		$4,329.9	$4,142.6	$2,897.0
Operating expenses:
Cost of revenues		3,169.6	3,109.6	1,975.9
Selling, general and administrative expenses		565.4	501.4	420.9
Total operating expenses		3,735.0	3,611.0	2,396.8
Operating income		594.9	531.6	500.3
Interest expense, net	(Note 4)	38.6	42.7	25.7
Other non-operating (income) expenses, net	(Note 5)	(4.7)	0.8	5.6
Earnings before income taxes		561.0	488.1	468.9
Provision for income taxes	(Note 15)	133.1	161.4	161.4
Net earnings		$427.9	$326.8	$307.5

Basic earnings per share		$3.66	$2.77	$2.60
Diluted earnings per share		$3.56	$2.70	$2.53

Weighted-average shares outstanding:
Basic	(Note 3)	116.8	118.0	118.3
Diluted	(Note 3)	120.4	120.8	121.6

Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years ended June 30,
	2018	2017	2016
Net earnings	$427.9	$326.8	$307.5
Other comprehensive income (loss), net:
Foreign currency translation adjustments	5.7	(17.0)	(15.4)
Net gains (losses) on available-for-sale securities, net of taxes of $1.2, ($0.6) and $0.4 for the years ended June 30, 2018, 2017 and 2016, respectively	(2.6)	1.0	(0.7)
Pension and post-retirement liability adjustment, net of taxes of ($0.4), $1.0 and $0.8 for the years ended June 30, 2018, 2017 and 2016, respectively	0.9	(1.6)	(1.3)
Total other comprehensive income (loss), net	3.9	(17.6)	(17.3)
Comprehensive income	$431.9	$309.2	$290.2

Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Balance Sheets
(In millions, except per share amounts)

		June 30, 2018	June 30, 2017
Assets
Current assets:
Cash and cash equivalents		$263.9	$271.1
Accounts receivable, net of allowance for doubtful accounts of $2.7 and $3.7, respectively		615.0	589.5
Other current assets		112.2	129.0
Total current assets		991.1	989.6
Property, plant and equipment, net	(Note 8)	204.1	198.1
Goodwill	(Note 9)	1,254.9	1,159.3
Intangible assets, net	(Note 9)	494.1	486.4
Other non-current assets	(Note 10)	360.5	316.4
Total assets		$3,304.7	$3,149.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable		$191.8	$167.2
Accrued expenses and other current liabilities	(Note 11)	479.2	495.3
Deferred revenues		106.3	82.4
Total current liabilities		777.3	744.9
Long-term debt	(Note 12)	1,053.4	1,102.1
Deferred taxes	(Note 15)	57.9	82.0
Deferred revenues		75.2	74.3
Other non-current liabilities		246.5	142.7
Total liabilities		2,210.4	2,146.0
Commitments and contingencies	(Note 16)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.5 and 154.5 shares, respectively; outstanding, 116.3 and 116.5 shares, respectively		1.6	1.6
Additional paid-in capital		1,048.5	987.6
Retained earnings		1,727.0	1,469.4
Treasury stock, at cost: 38.1 and 38.0 shares, respectively		(1,630.8)	(1,398.9)
Accumulated other comprehensive loss	(Note 17)	(51.9)	(55.8)
Total stockholders’ equity		1,094.3	1,003.8
Total liabilities and stockholders’ equity		$3,304.7	$3,149.8
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years ended June 30,
	2018	2017	2016
Cash Flows From Operating Activities
Net earnings	$427.9	$326.8	$307.5
Adjustments to reconcile Net earnings to Net cash flows provided by operating activities:
Depreciation and amortization	82.1	68.6	52.6
Amortization of acquired intangibles and purchased intellectual property	81.4	72.6	31.8
Amortization of other assets	48.5	41.0	36.6
Stock-based compensation expense	55.1	46.1	43.1
Deferred income taxes	(9.3)	(14.7)	(5.9)
Excess tax benefits from stock-based compensation awards	—	(40.6)	(21.3)
Other	(21.2)	(8.6)	(14.6)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Increase in Accounts receivable, net	(18.6)	(44.4)	(5.3)
(Increase) decrease in Other current assets	(7.6)	5.6	(12.5)
Increase in Accounts payable	43.0	16.2	6.2
Increase (decrease) in Accrued expenses and other current liabilities	(33.4)	119.2	69.6
Increase (decrease) in Deferred revenues	20.8	(4.5)	2.9
Non-current assets and liabilities:
Increase in Other non-current assets	(83.5)	(90.7)	(59.5)
Increase in Other non-current liabilities	108.3	23.2	6.5
Net cash flows provided by operating activities	693.6	515.9	437.7
Cash Flows From Investing Activities
Capital expenditures	(76.7)	(85.4)	(57.7)
Software purchases and capitalized internal use software	(21.2)	(28.3)	(17.8)
Acquisitions, net of cash acquired	(108.3)	(448.7)	(53.0)
Purchase of intellectual property	(40.0)	(90.0)	—
Other investing activities	(3.1)	(6.9)	(8.3)
Net cash flows used in investing activities	(249.3)	(659.3)	(136.9)
Cash Flows From Financing Activities
Debt proceeds	340.0	500.0	807.9
Debt repayments	(390.0)	(415.0)	(475.0)
Excess tax benefits from stock-based compensation awards	—	40.6	21.3
Dividends paid	(165.8)	(152.2)	(138.2)
Purchases of Treasury stock	(277.1)	(342.8)	(119.8)
Proceeds from exercise of stock options	52.0	60.9	24.8
Other financing activities	(9.0)	(3.2)	(12.5)
Net cash flows provided by (used in) financing activities	(449.9)	(311.7)	108.6
Effect of exchange rate changes on Cash and cash equivalents	(1.6)	(1.6)	(5.7)
Net change in Cash and cash equivalents	(7.2)	(456.7)	403.7
Cash and cash equivalents, beginning of fiscal year	271.1	727.7	324.1
Cash and cash equivalents, end of fiscal year	$263.9	$271.1	$727.7
Supplemental disclosure of cash flow information:
Cash payments made for interest	$40.5	$43.1	$26.7
Cash payments made for income taxes, net of refunds	$177.6	$113.4	$122.4
Non-cash investing and financing activities:
Accrual of unpaid property, plant, equipment and software	$6.2	$17.7	$7.0

Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, July 1, 2015	154.5	$1.6	$855.5	$1,132.0	$(1,040.4)	$(20.9)	$927.8
Comprehensive income (loss)	—	—	—	307.5	—	(17.3)	290.2
Stock option exercises and excess tax benefits	—	—	46.2	—	—	—	46.2
Stock-based compensation	—	—	42.8	—	—	—	42.8
Treasury stock acquired (2.1 shares)	—	—	—	—	(119.8)	—	(119.8)
Treasury stock reissued (2.2 shares)	—	—	(43.3)	—	43.3	—	—
Common stock dividends ($1.20 per share)	—	—	—	(141.7)	—	—	(141.7)
Balances, June 30, 2016	154.5	1.6	901.2	1,297.8	(1,116.9)	(38.2)	1,045.5
Comprehensive income (loss)	—	—	—	326.8	—	(17.6)	309.2
Stock option exercises and excess tax benefits	—	—	101.2	—	—	—	101.2
Stock-based compensation	—	—	45.9	—	—	—	45.9
Treasury stock acquired (4.9 shares)	—	—	—	—	(342.8)	—	(342.8)
Treasury stock reissued (3.1 shares)	—	—	(60.7)	—	60.7	—	—
Common stock dividends ($1.32 per share)	—	—	—	(155.2)	—	—	(155.2)
Balances, June 30, 2017	154.5	1.6	987.6	1,469.4	(1,398.9)	(55.8)	1,003.8
Comprehensive income (loss)	—	—	—	427.9	—	3.9	431.9
Stock option exercises	—	—	51.5	—	—	—	51.5
Stock-based compensation	—	—	54.7	—	—	—	54.7
Treasury stock acquired (2.4 shares)	—	—	—	—	(277.1)	—	(277.1)
Treasury stock reissued (2.3 shares)	—	—	(45.3)	—	45.3	—	—
Common stock dividends ($1.46 per share)	—	—	—	(170.4)	—	—	(170.4)
Balances, June 30, 2018	154.5	$1.6	$1,048.5	$1,727.0	$(1,630.8)	$(51.9)	$1,094.3

Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Notes to Consolidated Financial Statements

NOTE 1.	BASIS OF PRESENTATION

A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation and a member of the S&P 500, is a global financial technology leader providing investor communications and technology-driven solutions to banks, broker-dealers, asset managers and corporate issuers. Broadridge’s services include investor and customer communications, securities processing, and data and analytics solutions. In short, Broadridge provides important infrastructure that powers the financial services industry. With over 50 years of experience, including over 10 years as an independent public company, Broadridge provides financial services firms with advanced, dependable, scalable and cost-effective integrated systems. Broadridge’s systems help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities.
Broadridge operates in two reportable segments: Investor Communication Solutions and Global Technology and Operations. Broadridge serves a large and diverse client base across four client groups: capital markets, asset management, wealth management and corporations.

Investor Communication Solutions - Broadridge offers Bank/Broker-Dealer Investor Communication Solutions, Customer Communication Solutions, Corporate Issuer Solutions, Advisor Solutions and Mutual Fund and Retirement Solutions in this segment. A large portion of Broadridge’s Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge, Broadridge’s innovative electronic proxy delivery and voting solution for institutional investors and financial advisors, helps ensure the voting participation of the largest stockholders of many companies. In addition, Broadridge provides corporations with registered proxy services as well as registrar, stock transfer and record-keeping services. Broadridge also provides the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help its clients meet their regulatory compliance needs.

Broadridge provides customer communication solutions to companies in the financial services, healthcare, insurance, consumer finance, telecommunications, utilities, retail banking and other service industries. The Broadridge Communications Cloud, launched in 2016, provides multi-channel communications delivery, communications management, information management and control and administration capabilities that enable and enhance its clients’ communications with their customers. Broadridge processes and distributes its clients’ essential communications including transactional (e.g., bills and statements), regulatory (e.g., explanations of benefits, notices, and trade confirmations) and marketing (e.g., direct mail) communications through print and digital channels.

Broadridge advisor solutions enable firms, financial advisors, wealth managers, and insurance agents to better engage with customers through cloud-based marketing and customer communication tools. Broadridge’s marketing ecosystem integrates data, content and technology to drive new client acquisition and cross-sell opportunities through the creation of sales and educational content, including seminars as well as customizable advisor websites, search engine marketing and electronic and print newsletters. Broadridge’s advisor solutions also help advisors optimize their practice management through customer and account data aggregation and reporting.

Broadridge provides asset managers and retirement service providers with data-driven solutions that help its clients grow revenue, operate efficiently, and maintain compliance. Broadridge’s communications solutions provide an end-to-end platform for content management, composition, and multi-channel distribution of regulatory, marketing, and transactional information. Broadridge’s data and analytics solutions provide investment product distribution data, analytical tools, insights, and research to enable asset managers to optimize product distribution across retail and institutional channels globally. Broadridge also provides mutual fund trade processing services for retirement providers, third party administrators, financial advisors, banks and wealth management professionals through its subsidiary, Matrix Financial Solutions, Inc. (“Matrix”).

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

In May 2018, Broadridge acquired FundAssist Limited (“FundAssist”). FundAssist is a regulatory, marketing and sales solutions service provider to the global investments industry.

Global Technology and Operations - Broadridge is a leading global provider of middle- and back-office securities processing solutions for capital markets, wealth management, and asset management firms. Broadridge offers advanced solutions that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, margin, cash management, clearance and settlement, asset servicing, reference data management, reconciliations, securities financing and collateral optimization, compliance and regulatory reporting, and accounting.

Broadridge’s services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management and manage risk, thereby enabling them to focus on their core business activities. Provided on a software as a service (“SaaS”) basis within large user communities, Broadridge’s technology is a global solution. Broadridge’s multi-asset, multi-market, multi-entity and multi-currency solutions support real-time global trade processing of equity, fixed income, mutual fund, foreign exchange, and exchange traded derivatives in established and emerging markets.

Broadridge also provides business process outsourcing services known as Managed Services that support the operations of its buy- and sell-side clients’ businesses. These services combine Broadridge’s technology with its operations expertise to support the entire trade lifecycle, including securities clearing and settlement, reconciliations, record-keeping, asset servicing, reference data management, regulatory and performance reporting, tax and cost basis services, revenue and trade expense management and portfolio accounting.

B. Consolidation and Basis of Presentation. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). These financial statements present the consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under either the cost or equity methods of accounting. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. Certain prior period amounts have been reclassified to conform to the current year presentation.

In the first quarter of fiscal year 2018, the Company adopted Accounting Standards Update No. 2016-09 “Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU No. 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including presenting the excess tax benefits or deficits from the exercise or vesting of share-based payments in the income statement, classifying the excess tax benefits or deficits as an operating activity in the Consolidated Statements of Cash Flows rather than as a financing activity, a revision to the criteria for classifying an award as equity or liability and an option to recognize gross stock-based compensation expense with actual forfeitures recognized as they occur. In addition, ASU No. 2016-09 eliminates the excess tax benefits from the assumed proceeds calculation under the treasury stock method for purposes of calculating diluted shares. As a result of this adoption, the Company recorded excess tax benefits related to stock-based compensation awards of $40.9 million during the twelve months ended June 30, 2018 in the income tax provision on a prospective basis, whereas such benefits would previously have been recognized in equity. The Company also excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the twelve months ended June 30, 2018. The Company has not adjusted prior periods presented for the change in accounting for excess tax benefits in the Consolidated Financial Statements. The Company also elected to apply the change in presentation of excess tax benefits in the Consolidated Statement of Cash Flows prospectively, and as a result, excess tax benefits are classified as operating activities when realized through reductions to subsequent tax payments. This adoption resulted in an increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities of $40.9 million for the twelve months ended June 30, 2018. The Company has not adjusted prior periods presented for the change in classification of excess tax benefits on the Consolidated Statement of Cash Flows. The Company also elected to continue our current practice of estimating expected forfeitures as permitted by ASU No. 2016-09.
In the first quarter of fiscal year 2018, the Company adopted ASU No. 2015-17 “Balance Sheet Classification of Deferred Taxes” (“ASU No. 2015-17”) on a prospective basis to all deferred tax liabilities and assets. The amendments in ASU No. 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. The Company’s fiscal year 2017 Consolidated Balance Sheet has not been retrospectively adjusted for the adoption of ASU No. 2015-17.

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
E. Property, Plant and Equipment. Property, plant and equipment is initially recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. The estimated useful lives of assets are as follows:

Equipment	3 to 5 years
Buildings and Building Improvements	5 to 20 years
Furniture and fixtures	4 to 7 years
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
G. Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventory balances of $18.5 million and $17.2 million, consisting of forms and envelopes used in the mailing of proxy and other materials to our customers, are reflected in Other current assets in the Consolidated Balance Sheets at June 30, 2018 and 2017, respectively.
H. Deferred Client Conversion and Start-Up Costs. Direct costs that are incurred to set up or convert a client’s systems to function with the Company’s technology are generally deferred and recognized on a straight-line basis which commences after client acceptance when the processing term begins. To the extent deferred costs exceed related implementation fee revenues, such excess costs are amortized over the service term of the contract. Deferred costs up to the amount of the related implementation fees are recognized and capitalized over the longer of the respective service term of the contract or expected customer relationship period. These deferred costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2018 and 2017, respectively. Refer to Note 10, “Other Non-Current Assets” for a further description of the Company’s Deferred client conversion and start-up costs.
I. Deferred Data Center Costs. Data center costs relate to conversion costs associated with our principal data center systems and applications. Costs directly related to the activities necessary to make the data center usable for its intended purpose are deferred and amortized over the life of the contract on a straight-line basis commencing on the date the data center has achieved full functionality. These deferred costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2018 and 2017, respectively. Refer to Note 10, “Other Non-Current Assets” for a further description of the Company’s Deferred data center costs.
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
Q. Income Taxes. The Company accounts for income taxes under the asset and liability method, which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns. Deferred tax assets and liabilities are recognized based on temporary differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.
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
R. Advertising Costs. Advertising costs are expensed at the time the advertising takes place. Total advertising costs were $6.3 million, $4.2 million and $2.4 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.
S. Concentration of Risk. In fiscal years 2018, 2017 and 2016, we derived approximately 21%, 20% and 25% of our consolidated revenues from our five largest clients in that particular fiscal year, respectively, the majority of whom operate in the financial services industry. Our largest single client in each of fiscal year 2018, 2017 and 2016 accounted for approximately 6%, 6% and 7% of our consolidated revenues, respectively.
T. New Accounting Pronouncements. In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU No. 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects of the change in the U.S. federal corporate tax rate resulting from the U.S. Tax Cuts and Jobs Act (“the Tax Act”) enacted in December 2017. ASU 2018-02 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company will early adopt ASU 2018-02 in the first quarter of fiscal year 2019 for which the pending adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU No. 2016-02”), as amended by ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements” in July 2018 (collectively referred to herein as “ASU No. 2016-02, as amended”). Under ASU No. 2016-02, as amended, all lease arrangements, with certain limited exceptions, exceeding a twelve month term must now be recognized as assets and liabilities on the balance sheet of the lessee by recording a right-of-use asset and corresponding lease obligation generally equal to the present value of the future lease payments over the lease term. Further, the income statement will reflect lease expense for leases classified as operating and amortization/interest expense for leases classified as financing, determined using classification criteria substantially similar to the current lease guidance for distinguishing between an operating and capital lease. ASU No. 2016-02, as amended, also contains certain additional qualitative and quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. ASU No. 2016-02, as amended, is effective for the Company in the first quarter of fiscal year 2020 and can be adopted using either a modified retrospective basis which requires adjustment to all comparative periods presented in the consolidated financial statements, or by recognizing a cumulative-effect adjustment to the opening balance of retained earnings at the date of initial application. The Company is currently evaluating the impact of the pending adoption and associated adoption method of ASU No. 2016-02, as amended, on the Company’s Consolidated Financial Statements.

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

In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU No. 2016-12”), which provides certain clarifying guidance for ASU No. 2014-09 relative to treatment of sales taxes, non-cash consideration, collectibility and certain aspects of transitional guidance.

In December 2016, the FASB issued ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, which provides certain technical corrections for ASU No. 2014-09 including the impairment testing of capitalized contract costs, disclosure of remaining performance obligations, and certain other matters.
Each of ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 have the same effective date as ASU No. 2014-09. The Company has identified certain expected impacts of the new standard on its Consolidated Financial Statements. Specifically, the Company expects to capitalize certain sales commissions, as well as capitalize certain additional costs that are part of setting up or converting a client’s systems to function with the Company’s technology, both of which are currently expensed. Additionally, the Company expects to recognize proxy revenue predominantly at the time of proxy distribution to the client’s shareholders rather than on the date of the client’s shareholder meeting, which is typically 30 days after the proxy distribution. Other expected changes to the timing of revenue recognition include deferral of revenue from certain transaction processing platform enhancements as well as acceleration of revenue from certain multi-year software license arrangements that are currently recognized over the term of the software subscription. While the annual impact of ASU No. 2014-09, and related amendments, to the Company’s income statement could vary year to year, the annual income statement impact is estimated to be less than 1% of the Company’s fiscal year 2017 revenues and less than 3% of the Company’s fiscal year 2017 earnings before income taxes. Also, the Company currently estimates the cumulative impact to opening retained earnings of adopting ASU No. 2014-09 and related amendments will be less than $100 million, driven primarily by an increase in capitalized costs.
U. Subsequent Events. In preparing the accompanying Consolidated Financial Statements, the Company has reviewed events that have occurred after June 30, 2018 through the date of issuance of the Consolidated Financial Statements. Refer to

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
As of June 30, 2018, 2017 and 2016, the computation of diluted EPS did not include 1.1 million, 0.5 million and 0.7 million options to purchase Broadridge common stock, respectively, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Years ended June 30,
	2018	2017	2016
	(in millions)
Weighted-average shares outstanding:
Basic	116.8	118.0	118.3
Common stock equivalents	3.5	2.8	3.4
Diluted	120.4	120.8	121.6
The following table sets forth the computation of basic EPS utilizing Net earnings for the fiscal year and the Company’s basic Weighted-average shares outstanding:

	Years ended June 30,
	2018	2017	2016
	(in millions, except per share amounts)
Net earnings	$427.9	$326.8	$307.5
Basic Weighted-average shares outstanding	116.8	118.0	118.3
Basic EPS	$3.66	$2.77	$2.60
The following table sets forth the computation of diluted EPS utilizing Net earnings for the fiscal year and the Company’s diluted Weighted-average shares outstanding:

	Years ended June 30,
	2018	2017	2016
	(in millions, except per share amounts)
Net earnings	$427.9	$326.8	$307.5
Diluted Weighted-average shares outstanding	120.4	120.8	121.6
Diluted EPS	$3.56	$2.70	$2.53

NOTE 4.	INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Years ended June 30,
	2018	2017	2016
	(in millions)
Interest expense on borrowings	$42.4	$44.7	$28.4
Interest income	(3.8)	(2.0)	(2.6)
Interest expense, net	$38.6	$42.7	$25.7

NOTE 5.	OTHER NON-OPERATING (INCOME) EXPENSES, NET
Other non-operating (income) expenses, net consisted of the following:

	Years ended June 30,
	2018	2017	2016
	(in millions)
Losses from equity method investments	$2.7	$5.2	$5.1
Foreign currency exchange (gain) loss	(2.0)	4.8	0.5
Other (gains) losses	(5.5)	(9.3)	—
Other non-operating (income) expenses, net	$(4.7)	$0.8	$5.6

NOTE 6.	ACQUISITIONS
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
Fiscal Year 2018 Acquisitions:

BUSINESS COMBINATIONS

Summit

In October 2017, the Company completed the acquisition of Summit, a full service financial document management solutions provider, including document composition and regulatory filing services. The aggregate purchase price was $30.6 million in cash, consisting of $26.4 million in cash payments net of cash acquired, a $1.4 million note payable to the sellers that will be settled in the future, and a contingent consideration liability with an acquisition date fair value of $2.7 million. The contingent consideration liability is payable over the next three years upon the achievement by the acquired business of certain revenue and earnings targets. The contingent consideration liability has a maximum potential pay-out of $11.0 million upon the achievement in full of the defined financial targets by the acquired business. Net tangible assets acquired in the transaction were $0.2 million. This acquisition resulted in $18.5 million of Goodwill, which is primarily tax deductible. Intangible assets acquired, which totaled $12.0 million, consist primarily of software technology and customer relationships, which are being amortized over a five-year life and seven-year life, respectively.

In fiscal year 2018, the Company increased the contingent consideration liability by $1.3 million. The fair value of the remaining contingent consideration liability at June 30, 2018 is $4.0 million.

ActivePath

In March 2018, the Company completed the acquisition of ActivePath, a digital technology company with technology that enhances the consumer experience associated with consumer statements, bills and regulatory communications. The aggregate purchase price was $24.2 million, consisting of $21.8 million in cash payments net of cash acquired, and a $2.4 million note payable to the sellers that will be settled in the future. Net tangible liabilities assumed in the transaction were $2.3 million. This acquisition resulted in $21.0 million of Goodwill, which is not tax deductible. Intangible assets acquired, which totaled $5.6 million, consist primarily of software technology and customer relationships, which are being amortized over a five-year life and two-year life, respectively.

FundAssist

In May 2018, the Company completed the acquisition of FundAssist, a regulatory, marketing and sales solutions service provider to the global investments industry. The aggregate purchase price was $47.0 million, consisting of $40.6 million in cash payments net of cash acquired, and a contingent consideration liability with an acquisition date fair value of $6.4 million. The contingent consideration liability contains a revenue component which will be settled in fiscal year 2021, based on the achievement of a defined revenue target by the acquired business. Net tangible liabilities assumed in the transaction were $1.9 million. This acquisition preliminarily resulted in $28.5 million of Goodwill, which is not tax deductible. Intangible assets acquired, which totaled $20.4 million, consist primarily of customer relationships and software technology, which are being amortized over a six-year life and five-year life, respectively.

The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the acquired business’ assets and liabilities, and is still subject to a working capital adjustment.

ASSET ACQUISITION

Purchase of Intellectual Property

In February 2018, the Company paid $40.0 million to an affiliate of Inveshare, Inc. (“Inveshare”) for the delivery of blockchain technology applications, as contemplated as part of the Company’s acquisition of intellectual property assets from Inveshare.

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

M&O
In November 2016, the Company’s Global Technology and Operations segment acquired M&O Systems, Inc. (“M&O”). M&O is a provider of SaaS-based compensation management and related solutions for broker-dealers and registered investment advisors, and is now known as Broadridge Advisor Compensation Solutions. The aggregate purchase price was $24.9 million in cash, consisting of $22.4 million of cash payments as well as a $2.5 million note payable to the sellers that was settled in fiscal year 2018. Net tangible liabilities assumed in the transaction were $3.5 million. This acquisition resulted in $17.2 million of Goodwill, which is not tax deductible. Intangible assets acquired, which totaled $11.2 million, consist primarily of customer relationships and acquired software technology, which are being amortized over a seven-year life and six-year life, respectively.

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
In fiscal year 2018, the Company increased the contingent consideration liability by $0.7 million. The fair value of the remaining contingent consideration liability at June 30, 2018 is $2.2 million.

ASSET ACQUISITION

Purchase of Intellectual Property

In September 2016, the Company’s Investor Communication Solutions segment acquired intellectual property assets from Inveshare and concurrently entered into a development agreement with an affiliate of Inveshare to use these assets to develop blockchain technology applications for Broadridge’s proxy business. The purchase price was $95.0 million, which consisted of a $90.0 million cash payment upon closing of the acquisition and a $5.0 million obligation payable which the Company paid in September 2017.
Fiscal Year 2016 Acquisitions:
QED
In November 2015, the Company’s Investor Communication Solutions segment acquired QED Financial Systems, Inc. (“QED”), a provider of investment accounting solutions that serves public sector institutional investors. The aggregate purchase price was $15.5 million, consisting of $13.3 million of cash payments, a $1.5 million note payable to the sellers that was settled in fiscal year 2017, as well as a contingent consideration liability with an acquisition date fair value of $0.7 million that is payable over the next three years upon the achievement by the acquired business of certain revenue and earnings targets. The contingent consideration liability has a maximum potential pay-out of $3.5 million upon the achievement in full of the defined financial targets by the acquired business. Net tangible liabilities assumed in the transaction were $0.4 million. This acquisition resulted in $11.1 million of Goodwill, which is tax deductible. Intangible assets acquired, which totaled $4.8 million, consist of customer relationships and software technology, which are being amortized over a ten-year life and seven-year life, respectively.
In fiscal year 2017, the Company decreased the contingent consideration liability by $0.2 million. In fiscal year 2018, the Company decreased the contingent consideration liability by $0.5 million. The contingent consideration period is complete at June 30, 2018.
4sight Financial
In June 2016, the Company’s Global Technology and Operations segment acquired 4sight Financial Software Limited (“4sight”), a global provider of securities financing and collateral management systems to financial institutions. The aggregate purchase price was $39.6 million, consisting of $36.0 million of cash payments, as well as a contingent consideration liability with an acquisition date fair value of $3.6 million that is payable over the next three years upon the achievement by the acquired business of certain revenue and earnings targets. The contingent consideration liability has a maximum potential pay-out of $14.5 million upon the achievement in full of the defined financial targets by the acquired business. Net tangible liabilities assumed in the transaction were $11.7 million. This acquisition resulted in $24.5 million of Goodwill, which is not tax deductible. Intangible assets acquired, which totaled $26.8 million, consist of customer relationships and software technology, which are being amortized over a ten-year life and six-year life, respectively.
During the first quarter of fiscal year 2017, goodwill was reduced by $1.8 million for the settlement of post close working capital adjustments.
In fiscal year 2018, the Company decreased the contingent consideration liability by $2.6 million. The fair value of the remaining contingent consideration liability at June 30, 2018 is $0.8 million.
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
The following tables set forth the Company’s financial assets and liabilities at June 30, 2018 and 2017, respectively, which are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$86.8	$—	$—	$86.8
Other current assets:
Available-for-sale securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale securities	66.9	—	—	66.9
Total assets as of June 30, 2018	$153.8	$—	$—	$153.8
Liabilities:
Contingent consideration obligations	$—	$—	$18.6	$18.6
Total liabilities as of June 30, 2018	$—	$—	$18.6	$18.6

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$37.9	$—	$—	$37.9
Other current assets:
Available-for-sale securities	0.1	—	—	0.1
Other non-current assets:
Available-for-sale securities	50.6	—	1.1	51.7
Total assets as of June 30, 2017	$88.6	$—	$1.1	$89.8
Liabilities:
Contingent consideration obligations	$—	$—	$6.7	$6.7
Total liabilities as of June 30, 2017	$—	$—	$6.7	$6.7

(1)	Money market funds include money market deposit account balances of $28.4 million and less than $0.1 million as of June 30, 2018 and 2017, respectively.
The following table sets forth an analysis of changes during fiscal years 2018 and 2017 in Level 3 financial liabilities of the Company:

	June 30,
	2018	2017
	(in millions)
Beginning balance	$6.7	$5.5
Additional contingent consideration incurred	13.5	2.8
Net decrease in contingent consideration liability	(1.1)	(0.6)
Foreign currency impact on contingent consideration liability	0.2	(0.4)
Payments	(0.7)	(0.7)
Ending balance	$18.6	$6.7
The Company incurred Level 3 fair value asset impairments of $1.1 million in fiscal year 2018, and did not incur any Level 3 fair value asset impairments during fiscal years 2017 and 2016. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.

NOTE 8.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment at cost and Accumulated depreciation at June 30, 2018 and 2017 are as follows:

	June 30,
	2018	2017
	(in millions)
Property, plant and equipment:
Land and buildings	$2.6	$2.6
Equipment	432.1	425.4
Furniture, leaseholds and other	161.5	139.1
	596.3	567.1
Less: Accumulated depreciation	(392.2)	(369.0)
Property, plant and equipment, net	$204.1	$198.1
In fiscal years 2018 and 2017, Property, plant and equipment and Accumulated depreciation were each reduced by $40.3 million and $91.7 million, respectively, for asset retirements related to fully depreciated property, plant and equipment no longer in use.

Depreciation expense for Property, plant and equipment for the years ended June 30, 2018, 2017 and 2016 was as follows:

	Years ended June 30,
	2018	2017	2016
	(in millions)
Depreciation expense for property, plant and equipment	$63.4	$53.5	$38.7

NOTE 9.	GOODWILL AND INTANGIBLE ASSETS, NET
Changes in Goodwill for the fiscal years ended June 30, 2018 and 2017 are as follows:

	Investor Communication Solutions	Global Technology and Operations	Total
	(in millions)
Goodwill, gross, at July 1, 2016	$689.7	$309.6	$999.3
Additions	135.7	39.8	175.5
Fair value adjustments	—	(0.5)	(0.5)
Foreign currency translation and other	(4.4)	(10.5)	(14.9)
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2017	$821.0	$338.4	$1,159.3

Goodwill, gross, at June 30, 2017	$821.0	$338.4	$1,159.3
Transfers (a)	(38.7)	38.7	—
Additions	88.2	—	88.2
Fair value adjustments	—	—	—
Foreign currency translation and other	13.9	(6.5)	7.4
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2018	$884.4	$370.5	$1,254.9
(a) In connection with an organizational change made in the second quarter of fiscal year 2018, in order to further align and enhance our portfolio of services, certain discrete services that were previously reported in our Investor Communication Solutions reportable segment are now reported within the Global Technology and Operations reportable segment.  As a result, $38.7 million of goodwill was reclassified from the ICS segment to the GTO segment based on a relative fair value analysis.
Additions for the fiscal year ended June 30, 2018 include $18.5 million, $21.0 million and $28.5 million for the acquisitions of Summit, ActivePath and FundAssist, respectively. Additions for the fiscal year ended June 30, 2017 include $135.7 million, $17.2 million and $22.6 million for the acquisitions of NACC, M&O and MAL, respectively.
Fair value adjustments for fiscal year 2017 primarily represent reductions in goodwill of $1.8 million for 4sight related to the settlement of post-closing working capital adjustments, partially offset by a $1.2 million increase in the fair value of the contingent consideration liability for 4sight that resulted from the finalization of the purchase price allocation in fiscal year 2017 (see Note 6, “Acquisitions”).
During fiscal years 2018, 2017 and 2016, the Company performed the required impairment tests of Goodwill and determined that there was no impairment. The Company also performs a sensitivity analysis under Step 1 of the goodwill impairment test assuming hypothetical reductions in the fair values of the reporting units. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates, which are the most significant estimates used in our calculations of the fair values of the reporting units, would not result in an impairment of our goodwill.

Intangible assets at cost and accumulated amortization at June 30, 2018 and 2017 are as follows:

	June 30,
	2018			2017
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
	(in millions)
Software licenses	$117.5	$(87.5)	$30.0	$124.6	$(91.1)	$33.6
Acquired software technology	117.8	(73.0)	44.8	106.9	(65.1)	41.9
Customer contracts and lists	453.8	(162.1)	291.7	435.3	(128.3)	307.0
Acquired intellectual property	135.0	(36.9)	98.1	95.0	(15.0)	80.0
Other intangibles	47.7	(18.2)	29.5	38.1	(14.2)	24.0
	$871.8	$(377.7)	$494.1	$800.0	$(313.6)	$486.4
In fiscal years 2018 and 2017, intangible assets and accumulated amortization were reduced by $36.7 million and $0.6 million, respectively, for asset retirements related to fully amortized intangibles.
Other intangibles consist of capitalized internal use software and the following intangible assets acquired in business acquisitions: intellectual property, covenants, patents, and trademarks. All of the intangible assets have finite lives and, as such, are subject to amortization.
The weighted-average remaining useful life of the intangible assets is as follows:

Weighted-Average Remaining Useful Life (Years)
Acquired software technology	4.2
Software licenses	2.8
Customer contracts and lists	7.1
Acquired intellectual property	3.7
Other intangibles	4.3
Total weighted-average remaining useful life	5.7
Amortization of intangibles for the years ended June 30, 2018, 2017 and 2016 was as follows:

	Years ended June 30,
	2018	2017	2016
	(in millions)
Amortization expense for intangible assets	$100.2	$87.7	$45.8
Estimated remaining amortization expenses of the Company’s existing intangible assets for the next five fiscal years and thereafter are as follows:

Years Ending June 30,	(in millions)
2019	$104.9
2020	99.0
2021	89.6
2022	66.2
2023	50.7
Thereafter	83.7

NOTE 10.	OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	June 30,
	2018	2017
	(in millions)
Deferred client conversion and start-up costs	$186.0	$162.4
Deferred data center costs (a)	35.0	40.1
Long-term investments	80.3	63.4
Long-term broker fees	28.7	24.2
Other	30.5	26.4
Total	$360.5	$316.4
(a) Represents deferred data center costs associated with the Company’s information technology services agreements with International Business Machines Corporation (“IBM”). Please refer to Note 16, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.

NOTE 11.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30,
	2018	2017
	(in millions)
Employee compensation and benefits	$233.2	$221.2
Accrued broker fees	85.2	79.5
Accrued taxes	25.3	80.2
Accrued dividend payable	42.5	37.9
Customer deposits	39.2	39.5
Other	53.9	37.1
Total	$479.2	$495.3

NOTE 12.	BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at June 30, 2018	Carrying value at June 30, 2018	Carrying value at June 30, 2017	Unused Available Capacity	Fair Value at June 30, 2018
			(in millions)
Long-term debt
Fiscal 2017 Revolving Credit Facility	February 2022	$160.0	$160.0	$210.0	$840.0	$160.0
Fiscal 2014 Senior Notes	September 2020	400.0	398.5	397.9	—	405.8
Fiscal 2016 Senior Notes	June 2026	500.0	494.8	494.1	—	474.4
		$1,060.0	$1,053.4	$1,102.1	$840.0	$1,040.2

Total debt		$1,060.0	$1,053.4	$1,102.1	$840.0	$1,040.2
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2019	2020	2021	2022	2023	Thereafter	Total
(in millions)	$—	$—	$400.0	$160.0	$—	$500.0	$1,060.0

Fiscal 2017 Revolving Credit Facility: On February 6, 2017, the Company entered into an amended and restated $1.0 billion five-year revolving credit facility (the “Fiscal 2017 Revolving Credit Facility”), which replaced the $750.0 million five-year revolving credit facility entered into during August 2014 (the “Fiscal 2015 Revolving Credit Facility”) (together the “Revolving Credit Facilities”). The Fiscal 2017 Revolving Credit Facility is comprised of a $900.0 million U.S. dollar tranche and a $100.0 million multicurrency tranche. At June 30, 2018, the Company had $160.0 million in outstanding borrowings and had unused available capacity of $840.0 million under the Fiscal 2017 Revolving Credit Facility.
The weighted-average interest rate on the Revolving Credit Facilities was 2.44%, 1.79% and 1.30% for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. The fair value of the variable-rate Fiscal 2017 Revolving Credit Facility borrowings at June 30, 2018 approximates carrying value and has been classified as a Level 2 financial liability.
Borrowings under the Fiscal 2017 Revolving Credit Facility can be made in tranches up to 360 days and bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2017 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, similar to the previous Fiscal 2015 Revolving Credit Facility. The annual facility fees for the Revolving Credit Facilities totaled $1.3 million and $1.1 million for the fiscal years ended June 30, 2018 and June 30, 2017, respectively. The Company incurred $1.8 million in costs to establish the Fiscal 2017 Revolving Credit Facility. As of June 30, 2018, $2.1 million of these costs remain to be amortized (including $0.2 million and $0.6 million of issuance costs from the Fiscal 2012 Revolving Credit Facility and Fiscal 2015 Revolving Credit Facility, respectively). Such costs are capitalized in Other non-current assets in the Consolidated Balance Sheets and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the term of this facility.
The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2017 Revolving Credit Facility at any time. The Fiscal 2017 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At June 30, 2018, the Company is in compliance with all covenants of the Fiscal 2017 Revolving Credit Facility.
Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1st and September 1st of each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At June 30, 2018, the Company is in compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to Interest expense, net on a straight-line basis over the seven-year term. As of June 30, 2018 and June 30, 2017, $1.3 million and $1.9 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2014 Senior Notes. The fair value of the fixed-rate Fiscal 2014 Senior Notes at June 30, 2018 and 2017 was $405.8 million and $419.1 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2018, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.5 million in debt issuance costs to establish the Fiscal 2016 Senior Notes. These costs have been capitalized and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. As of June 30, 2018 and June 30, 2017, $3.5 million and $4.0 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2016 Senior Notes. The fair value of the fixed-rate Fiscal 2016 Senior Notes at June 30, 2018 and June 30, 2017 was $474.4 million and $494.6 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

The Fiscal 2017 Revolving Credit Facility, Fiscal 2014 Senior Notes, and Fiscal 2016 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of June 30, 2018 and 2017, respectively, there were no outstanding borrowings under these lines of credit.

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
Stock Options: Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant. Stock options are generally issued under a graded vesting schedule, meaning that they vest ratably over four years, and have a term of 10 years. A portion of the stock options granted in fiscal year 2014 and fiscal year 2018 have a cliff vesting schedule meaning that they vest in four years from the grant date and have a term of 10 years. Compensation expense for stock options under a graded vesting schedule is recognized over the requisite service period for each separately vesting portion of the stock option award. Compensation expense for stock options under a cliff vesting schedule is recognized equally over the four year vesting period with 25 percent of the cost recognized over each 12 month period net of estimated forfeitures.
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
The activity related to the Company’s incentive equity awards for the fiscal years ended June 30, 2018, 2017 and 2016 consisted of the following:

	Stock Options		Time-based RSUs		Performance-based RSUs
	Number of Options	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balances at July 1, 2015	7,673,947	$29.00	1,526,460	$34.51	547,865	$33.94
Granted	679,995	52.51	574,889	52.28	262,292	50.79
Exercised (a)	(1,192,266)	20.83	—	—	—	—
Vesting of RSUs (b)	—	—	(758,964)	31.30	(264,868)	30.30
Expired/forfeited	(102,609)	34.32	(139,489)	40.45	(76,773)	23.43
Balances at June 30, 2016	7,059,067	$32.57	1,202,896	$44.34	468,516	$47.15
Granted	568,465	67.15	531,301	64.38	225,731	64.52
Exercised (a)	(2,384,449)	25.44	—	—	—	—
Vesting of RSUs (b)	—	—	(586,617)	40.00	(171,082)	38.50
Expired/forfeited	(105,442)	36.13	(72,987)	53.74	(52,303)	50.38
Balances at June 30, 2017	5,137,641	$39.63	1,074,593	$55.98	470,862	$58.26
Granted	1,079,442	93.42	456,217	78.86	198,485	76.71
Exercised (a)	(1,654,877)	31.09	—	—	—	—
Vesting of RSUs (b)	—	—	(463,561)	52.86	(150,068)	52.96
Expired/forfeited	(83,918)	42.89	(84,850)	60.18	(123,590)	43.00
Balances at June 30, 2018 (c)	4,478,288	$55.69	982,399	$67.72	395,689	$74.29

(a)	Stock options exercised during the fiscal years ended June 30, 2018, 2017 and 2016 had intrinsic values of $116.3 million, $104.7 million and $41.3 million, respectively.

(b)
Time-based RSUs that vested during the fiscal years ended June 30, 2018, 2017 and 2016 had a total fair value of $50.6 million, $39.8 million and $44.9 million, respectively. Performance-based RSUs that vested during the fiscal years ended June 30, 2018, 2017 and 2016 had a total fair value of $19.1 million, $11.6 million and $15.6 million, respectively.

(c)
As of June 30, 2018, the Company’s outstanding stock options using the fiscal year-end share price of $115.10 had an aggregate intrinsic value of $266.1 million. As of June 30, 2018, the Company’s outstanding “in the money” vested stock options using the fiscal year-end share price of $115.10 had an aggregate intrinsic value of $191.5 million. As of June 30, 2018, time-based RSUs and performance-based RSUs expected to vest using the fiscal year-end share price of $115.10 (approximately 0.9 million and 0.4 million shares, respectively) had an aggregate intrinsic value of $106.2 million and $44.8 million, respectively. The tables below summarize information regarding the Company’s outstanding and exercisable stock options as of June 30, 2018:

	Outstanding Options
	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions) (a)
Range of Exercise Prices
$0.01 to $20.00	37,500	0.84	$17.26
$20.01 to $35.00	825,657	3.80	$23.07
$35.01 to $50.00	734,675	5.63	$37.57
$50.01 to $65.00	1,301,084	7.11	$52.10
$65.01 to $80.00	506,692	8.62	$67.32
$80.01 to $95.00	1,072,680	9.61	$93.41
	4,478,288	6.97	$55.69	$266.1

	Exercisable Options
Range of Exercise Prices	Options Exercisable	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions) (a)
$0.01 to $20.00	37,500	0.84	$17.26
$20.01 to $35.00	825,657	3.80	$23.07
$35.01 to $50.00	734,675	5.63	$37.57
$50.01 to $65.00	774,976	7.06	$52.42
$65.01 to $80.00	111,435	8.62	$67.32
$80.01 to $95.00	38,591	9.39	$88.66
	2,522,834	5.58	$39.18	$191.5
(a) Calculated using the closing stock price on the last trading day of fiscal year 2018 of $115.10, less the option exercise price, multiplied by the number of instruments.
Stock-based compensation expense of $55.1 million, $46.1 million, and $43.1 million was recognized in the Consolidated Statements of Earnings for the fiscal years ended June 30, 2018, 2017 and 2016, respectively, as well as related tax benefits of $15.7 million, $15.9 million, and $15.4 million, respectively.
As of June 30, 2018, the total remaining unrecognized compensation cost related to non-vested stock options and RSU awards amounted to $18.7 million and $43.1 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 3.2 years and 1.6 years, respectively.
In April 2013, the Company began reissuing treasury stock to satisfy stock option exercises and issuances under the Company’s RSU awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs. The Company repurchased 2.2 million shares in fiscal year 2018 under our share repurchase program as compared to 4.6 million shares repurchased in fiscal year 2017, which excludes shares withheld by the Company to cover payroll taxes on the vesting of RSU awards, which are also accounted for as treasury stock. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.
The following table presents the assumptions used to determine the fair values of the stock option grants using the Binomial options pricing model during the fiscal years ended June 30, 2018, 2017 and 2016:

	Fiscal Year Ended June 30, 2018	Fiscal Year Ended June 30, 2017	Fiscal Year Ended June 30, 2016
Graded Vesting
Risk-free interest rate	2.7%	2.1%	1.4%
Dividend yield	1.6%	2.0%	2.3%
Weighted-average volatility factor	23.8%	23.1%	26.7%
Weighted-average expected life (in years)	6.5	6.5	6.5
Weighted-average fair value (in dollars)	$22.16	$13.74	$10.82

Fiscal Year Ended June 30, 2018
Cliff Vesting
Risk-free interest rate	2.7%
Dividend yield	1.6%
Weighted-average volatility factor	23.8%
Weighted-average expected life (in years)	6.0
Weighted-average fair value (in dollars)	$21.65

NOTE 14.	EMPLOYEE BENEFIT PLANS
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
The costs recorded by the Company for these plans were:

	Years ended June 30,
	2018	2017	2016
	(in millions)
401(k) savings plan	$34.4	$35.2	$27.3
ERSP	1.9	1.8	1.2
Total	$36.3	$37.0	$28.5
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
The amounts charged to expense by the Company for these plans were:

	Years ended June 30,
	2018	2017	2016
	(in millions)
SORP	$4.3	$3.6	$3.2
SERP	0.6	0.7	0.6
Total	$4.9	$4.3	$3.8
The benefit obligation to the Company under these plans at June 30, 2018, 2017 and 2016 was:

	Years ended June 30,
	2018	2017	2016
	(in millions)
SORP	$38.3	$35.4	$30.0
SERP	4.5	4.3	3.6
Total	$42.8	$39.7	$33.6
C. Other Post-retirement Benefit Plan. The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The plan is currently unfunded.
The amounts charged to expense by the Company for this plan were:

	Years ended June 30,
	2018	2017	2016
	(in millions)
Executive Retiree Health Insurance Plan	$0.4	$0.3	$0.3

The benefit obligation to the Company under this plan at June 30, 2018, 2017 and 2016 was:

	Years ended June 30,
	2018	2017	2016
	(in millions)
Executive Retiree Health Insurance Plan	$5.3	$4.9	$4.2

NOTE 15.	INCOME TAXES
Earnings before income taxes shown below are based on the geographic location to which such earnings are attributable.

	Years Ended June 30,
	2018	2017	2016
	(in millions)
Earnings before income taxes:
U.S.	$450.0	$398.6	$389.2
Foreign	111.1	89.5	79.7
Total	$561.0	$488.1	$468.9
The Provision for income taxes consists of the following components:

	Years Ended June 30,
	2018	2017	2016
	(in millions)
Current:
U.S. Domestic	$89.4	$138.2	$134.9
Foreign	43.4	24.8	23.9
State	9.6	13.0	8.5
Total current	142.4	176.0	167.3
Deferred:
U.S. Domestic	(13.6)	(7.9)	(7.4)
Foreign	4.9	(4.2)	(0.4)
State	(0.6)	(2.5)	1.9
Total deferred	(9.3)	(14.7)	(5.9)
Total Provision for income taxes	$133.1	$161.4	$161.4

	Years Ended June 30,
	2018	%	2017	%	2016	%
	(in millions)
Provision for income taxes at U.S. statutory rate	$157.4	28.1	$170.8	35.0	$164.1	35.0
Increase (decrease) in Provision for income taxes from:
State taxes, net of federal tax	9.4	1.7	6.7	1.4	7.0	1.5
Foreign taxes	(2.4)	(0.4)	(6.9)	(1.4)	(5.6)	(1.2)
Valuation allowances	(5.0)	(0.9)	(0.6)	(0.1)	(0.3)	(0.1)
Non-taxable investment gain	—	—	(3.3)	(0.7)	—	—
Stock-Based Compensation - Excess Tax Benefits	(40.9)	(7.3)	—	—	—	—
Tax Act Items	15.4	2.7	—	—	—	—
Other	(0.8)	(0.1)	(5.3)	(1.1)	(3.8)	(0.7)
Total Provision for income taxes	$133.1	23.7	$161.4	33.1	$161.4	34.4

The Provision for income taxes and effective tax rates for the fiscal year ended June 30, 2018 were $133.1 million and 23.7%, compared to $161.4 million and 33.1%, for the fiscal year ended June 30, 2017, respectively. The decrease in the effective tax rate for the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017 is primarily due to the recognition of $40.9 million of excess tax benefits attributable to stock-based compensation as well as a reduced U.S. federal tax rate, partially offset by the $15.4 million of net tax charges relating to the enactment of the Tax Act. In the fiscal year ending June 30, 2018, the Company’s federal corporate statutory income tax rate was subject to a full year blended tax rate of 28.1%. Notwithstanding the reduction in the federal corporate statutory income tax rate, the Tax Act required companies to pay a transition tax on earnings of certain foreign subsidiaries at December 31, 2017. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides the Company with up to one year to finalize accounting for the impacts of the Tax Act. Under SAB 118, the Company has estimated the transition tax to be $12.4 million. The Company also accrued $18.4 million of foreign jurisdiction withholding taxes with respect to the earnings deemed repatriated for U.S. tax purposes. Partially offsetting the $30.8 million of aggregate expense related to foreign earnings is a $15.3 million benefit related to the remeasurement of the Company’s net U.S. federal and state deferred tax liabilities. In addition, beginning with fiscal year 2019, the Company will be required under the Tax Act to determine on an annual basis if it has a U.S. taxable income inclusion under the “Global Intangible Low Tax Income (GILTI)” rules with respect to its foreign subsidiaries. To the extent there is a taxable inclusion, the Company has elected to account for the U.S. tax on the GILTI inclusion as a period cost and therefore has not recorded deferred taxes relating to the GILTI inclusion on its foreign subsidiaries for fiscal year 2018. The final impact of the transition tax and the foreign jurisdiction withholding taxes may differ from the estimated amounts due to availability of additional information to more precisely compute the amount of tax, additional regulatory guidance that may be issued, and changes in assumptions. Beginning July 1, 2018, the Company will be subject to a U.S. federal corporate statutory income tax rate of 21.0%.
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
As of June 30, 2018, the Company had approximately $466.4 million of accumulated earnings and profits attributable to foreign subsidiaries. The Company considers $175.8 million of accumulated earnings attributable to foreign subsidiaries to be permanently reinvested outside the U.S. and has not determined the cost to repatriate such earnings since it is not practicable to calculate the amount of income taxes payable in the event all such foreign earnings are repatriated. The Company does not consider the remaining $290.6 million of accumulated earnings to be permanently reinvested outside the U.S. Under SEC Staff Accounting Bulletin 118, the Company has provisionally accrued approximately $10.3 million of foreign withholding taxes and $0.8 million of state income taxes attributable to such earnings.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2018 and 2017 were as follows:

	June 30,
	2018	2017
	(in millions)
Classification:
Current deferred tax assets (included in Other current assets)	$—	$26.1
Long-term deferred tax assets (included in Other non-current assets)	9.2	2.7
Current deferred tax liabilities (included in Accrued expenses and other current liabilities)	—	(0.8)
Long-term deferred tax liabilities	(57.9)	(82.0)
Net deferred tax liabilities	$(48.8)	$(54.0)
Components:
Deferred tax assets:
Accrued expenses not currently deductible	$3.5	$5.6
Depreciation	2.2	18.8
Compensation and benefits not currently deductible	51.7	70.3
Net operating and capital losses	12.1	20.4
Tax credits	5.2	4.4
Other	6.6	6.8
Total deferred tax assets	81.3	126.3
Less: Valuation allowances	(3.8)	(9.3)
Deferred tax assets, net	77.6	117.0
Deferred tax liabilities:
Goodwill and identifiable intangibles	93.4	141.4
Net deferred expenses	15.5	20.2
Unremitted earnings	11.1	—
Other	6.2	9.4
Deferred tax liabilities	126.3	171.0
Net deferred tax liabilities	$(48.8)	$(54.0)
The Company has estimated foreign net operating loss carryforwards of approximately $15.2 million as of June 30, 2018 of which $2.2 million expires in 2019 through 2027 and of which $13.0 million has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $22.5 million, which expire in 2019 through 2030.
Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $3.8 million and $9.3 million at June 30, 2018 and 2017, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income require significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.

In the next twelve months, the Company does not expect a material change to its net reserve balance for unrecognized tax benefits.

The following table summarizes the activity related to the Company’s gross unrecognized tax positions:

	Fiscal Year Ended June 30,
	2018	2017	2016
	(in millions)
Beginning balance	$18.7	$18.2	$24.4
Gross increase related to prior period tax positions	3.5	0.6	0.6
Gross increase related to current period tax positions	3.0	2.7	2.6
Gross decrease related to prior period tax positions	(2.4)	(2.8)	(9.4)
Ending balance	$22.8	$18.7	$18.2
As of June 30, 2018, 2017 and 2016 the net reserve for unrecognized tax positions recorded by the Company that is included in the preceding table of gross unrecognized tax positions, was $19.4 million, $13.4 million, and $12.9 million respectively, and if reversed in full, would favorably affect the effective tax rate by these amounts, respectively.
The $2.4 million, $2.8 million and $9.4 million gross decreases in fiscal years 2018, 2017 and 2016, respectively, for prior period tax positions related to certain tax audit settlements and certain state, federal and foreign statute of limitation expirations.
During the fiscal year ended June 30, 2018, the Company adjusted accrued interest by approximately $0.5 million and recognized a total liability for interest on unrecognized tax positions of $3.7 million; in the fiscal year ended June 30, 2017, the Company adjusted accrued interest by approximately $(0.2) million and recognized a total liability of $3.2 million for interest on unrecognized tax positions; in the fiscal year ended June 30, 2016 the Company adjusted accrued interest by approximately $(0.3) million and recognized a total liability of $3.4 million for interest on unrecognized tax positions.
The Company is regularly subject to examination of its income tax returns by U.S. Federal, state and foreign income tax authorities. The tax years that are currently open and could be subject to income tax audits for U.S. federal and most state and local jurisdictions are fiscal years ending June 30, 2014 through June 30, 2018, and for Canadian operations that could be subject to audit in Canada, fiscal years ending June 30, 2013 through June 30, 2018. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements.

NOTE 16.	CONTRACTUAL COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at June 30, 2018 are $340.6 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at June 30, 2018 are $27.9 million through fiscal year 2024, the final year of the contract.

The following table summarizes the total expenses related to these agreements:

	Years ended June 30,
	2018	2017	2016
	(in millions)
IT Services Agreement	$101.2	$99.3	$98.5
EU IT Services Agreement	6.3	5.5	7.5
Total expenses	$107.5	$104.8	$106.0
The Company has capitalized $62.3 million, including $0.3 million in fiscal year 2018, related to the build-out of the IBM data center in Other non-current assets, with a net book value of $31.8 million at June 30, 2018. The Company capitalized $4.9 million related to the build-out of the IBM UK data center in Other non-current assets, with a net book value of $2.9 million at June 30, 2018. The asset balance increased by $0.1 million due to the impact of foreign exchange during the fiscal year ended June 30, 2018.
The following table summarizes the total amortization expense of capitalized costs related to these agreements:

	Years ended June 30,
	2018	2017	2016
	(in millions)
IT Services Agreement	$5.3	$4.6	$4.3
EU IT Services Agreement	0.5	0.4	0.6
Total expenses	$5.8	$5.0	$4.8
Equity Method Investment
The Company contributed $5.3 million and $6.0 million to an equity method investment during the fiscal years ended June 30, 2018 and 2017, respectively, and has a remaining commitment of $1.8 million to fund this investment at June 30, 2018.
Purchase of Intellectual Property
As discussed in Note 6, “Acquisitions,” the Company paid $40.0 million to an affiliate of Inveshare in February 2018 upon delivery of certain blockchain technology applications, as contemplated as part of the Company’s acquisition of intellectual property assets from Inveshare in September 2016.
Contractual Obligations
The Company has obligations under the IT Services Agreement, the EU IT Services Agreement, and related software maintenance agreements, various facilities and equipment leases, software license agreements, and software/hardware maintenance agreements.
The following table summarizes the total expenses related to these agreements:

	Years ended June 30,
	2018	2017	2016
	(in millions)
Data center expenses	$107.5	$104.8	$106.0
Facilities and equipment leases	50.4	50.3	38.1
Software license agreements	33.7	32.0	26.5
Software/hardware maintenance agreements	63.5	63.2	53.3
Total expenses	$255.0	$250.3	$223.9

The minimum commitments under these obligations at June 30, 2018 are as follows, which includes the aforementioned IT Services Agreement and EU IT Services Agreement:

Years Ending June 30,	(in millions)
2019	$120.5
2020	111.1
2021	101.2
2022	89.7
2023	86.0
Thereafter	211.3
$719.8
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
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of June 30, 2018 and 2017.
In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
Our business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), a wholly-owned indirect subsidiary, which is a broker-dealer registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”), which requires BBPO to maintain a minimum amount of net capital. At June 30, 2018, BBPO was in compliance with this capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires that BBPO maintain a minimum amount of net capital. At June 30, 2018, BBPO was in compliance with this capital requirement.
In addition, Matrix Trust Company, a wholly-owned indirect subsidiary, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At June 30, 2018, Matrix Trust Company was in compliance with its capital requirements.

NOTE 17. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss):

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2015	$(16.6)	$2.0	$(6.3)	$(20.9)
Other comprehensive income/(loss) before reclassifications	(15.4)	(0.7)	(1.6)	(17.7)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.4	0.4
Balances at June 30, 2016	$(31.9)	$1.3	$(7.6)	$(38.2)
Other comprehensive income/(loss) before reclassifications	(17.0)	1.0	(2.2)	(18.2)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.6	0.6
Balances at June 30, 2017	$(48.9)	$2.3	$(9.2)	$(55.8)
Other comprehensive income/(loss) before reclassifications	5.7	1.1	(0.1)	6.7
Amounts reclassified from accumulated other comprehensive income/(loss)	—	(3.7)	1.0	(2.7)
Balances at June 30, 2018	$(43.2)	$(0.4)	$(8.3)	$(51.9)
The following table summarizes the reclassifications out of accumulated other comprehensive income/(loss):

	Years Ended June 30,
	2018	2017	2016
	(in millions)
Available-for-Sale Securities:
Realized gains reclassified into non-operating income	$(5.5)	$—	$—
Tax expense	1.7	—	—
Amortization of gain, net of tax	$(3.7)	$—	$—

Pension and Post-retirement liabilities:
Amortization of loss reclassified into Selling, general and administrative expenses	$1.5	$1.0	$0.6
Tax income	(0.5)	(0.4)	(0.2)
Amortization of loss, net of tax	$1.0	$0.6	$0.4

NOTE 18.	FINANCIAL DATA BY SEGMENT
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

	Investor Communication Solutions	Global Technology and Operations	Other	Foreign Currency Exchange	Total
	(in millions)
Year ended June 30, 2018
Revenues	$3,495.6	$911.6	$—	$(77.3)	$4,329.9
Earnings (loss) before income taxes	494.6	199.3	(151.4)	18.6	561.0
Assets	2,089.0	908.3	307.4	—	3,304.7
Capital expenditures	39.2	28.6	8.8	—	76.7
Depreciation and amortization	52.2	10.8	19.1	—	82.1
Amortization of acquired intangibles	67.8	13.6	—	—	81.4
Amortization of other assets	12.6	30.6	5.3	—	48.5
Year ended June 30, 2017
Revenues	$3,398.6	$825.5	$—	$(81.5)	$4,142.6
Earnings (loss) before income taxes	428.2	162.5	(110.5)	8.1	488.1
Assets	1,931.2	886.2	332.4	—	3,149.8
Capital expenditures	33.7	11.1	40.5	—	85.4
Depreciation and amortization	47.5	9.9	11.1	—	68.6
Amortization of acquired intangibles	60.8	11.8	—	—	72.6
Amortization of other assets	12.4	23.9	4.6	—	41.0
Year ended June 30, 2016
Revenues	$2,200.0	$758.4	$—	$(61.4)	$2,897.0
Earnings (loss) before income taxes	413.9	130.6	(79.0)	3.4	468.9
Assets	1,415.8	771.4	685.5	—	2,872.7
Capital expenditures	38.0	8.5	11.2	—	57.7
Depreciation and amortization	30.1	11.7	10.9	—	52.6
Amortization of acquired intangibles	25.1	6.8	—	—	31.8
Amortization of other assets	6.6	25.7	4.3	—	36.6
Revenues and assets by geographic area are as follows:

	United States	Canada	United Kingdom	Other	Total
	(in millions)
Year ended June 30, 2018
Revenues	$3,907.2	$273.6	$118.7	$30.4	$4,329.9
Assets	$2,661.9	$216.7	$257.8	$168.3	$3,304.7
Year ended June 30, 2017
Revenues	$3,771.9	$251.4	$92.1	$27.3	$4,142.6
Assets	$2,579.1	$237.9	$238.1	$94.7	$3,149.8
Year ended June 30, 2016
Revenues	$2,582.1	$213.7	$78.3	$23.0	$2,897.0
Assets	$2,424.9	$171.6	$202.5	$73.7	$2,872.7

NOTE 19.	QUARTERLY FINANCIAL RESULTS (UNAUDITED)
Summarized quarterly results of operations for the fiscal years ended June 30, 2018 and 2017 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Total
	(in millions, except per share amounts)
Year ended June 30, 2018
Revenues	$924.8	$1,012.8	$1,071.9	$1,320.4	$4,329.9
Gross profit	198.2	243.0	268.8	450.3	1,160.3
Operating income	84.4	115.1	130.0	265.4	594.9
Earnings before income taxes	74.3	103.5	125.2	258.0	561.0
Net earnings	49.9	62.1	109.1	206.9	427.9
Basic EPS	0.43	0.53	0.93	1.76	3.66
Diluted EPS	0.42	0.52	0.90	1.72	3.56
Year ended June 30, 2017
Revenues	$895.3	$892.6	$1,008.9	$1,345.7	$4,142.6
Gross profit	177.4	184.9	235.2	435.6	1,033.0
Operating income	66.0	58.8	109.7	297.0	531.6
Earnings before income taxes	51.5	45.7	106.3	284.7	488.1
Net earnings	33.7	30.1	75.9	187.1	326.8
Basic EPS	0.28	0.25	0.64	1.60	2.77
Diluted EPS	0.28	0.25	0.63	1.57	2.70

NOTE 20. SUBSEQUENT EVENTS
On August 7, 2018, the Company announced that its Board of Directors increased the Company’s quarterly cash dividend by $0.12 per share to $0.485 per share, an increase in the expected annual dividend amount from $1.46 to $1.94 per share. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors, and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.

*    *    *    *    *    *     *

Broadridge Financial Solutions, Inc.
Schedule II—Valuation and Qualifying Accounts
($ in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Fiscal year ended June 30, 2018:
Allowance for doubtful accounts	$3,700	$1,417	$(2,392)	$2,724
Deferred tax valuation allowance	$9,300	$—	$(5,539)	$3,760
Fiscal year ended June 30, 2017:
Allowance for doubtful accounts	$2,257	$2,339	$(896)	$3,700
Deferred tax valuation allowance	$9,844	$—	$(544)	$9,300
Fiscal year ended June 30, 2016:
Allowance for doubtful accounts	$3,843	$496	$(2,082)	$2,257
Deferred tax valuation allowance	$9,200	$644	$—	$9,844

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
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
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer as of June 30, 2018, evaluated the effectiveness of our disclosure controls as defined in Rule 13a-15(e) under the Exchange Act. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2018 were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
Management has performed an assessment of the effectiveness of Broadridge’s internal control over financial reporting as of June 30, 2018 based upon criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that Broadridge’s internal control over financial reporting was effective as of June 30, 2018.
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

/S/ RICHARD J. DALY
Richard J. Daly
Chief Executive Officer

/S/ JAMES M. YOUNG
James M. Young
Vice President, Chief Financial Officer
Lake Success, New York
August 7, 2018

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III.

ITEM 10.	Directors, Executive Officers and Corporate Governance
We incorporate by reference the information responsive to this Item appearing in our definitive proxy statement to be filed within 120 days after the fiscal year ended June 30, 2018 (the “Proxy Statement”).

ITEM 11.	Executive Compensation
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement.

PART IV.

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
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
Date: August 7, 2018

BROADRIDGE FINANCIAL SOLUTIONS, INC.

By:	/s/ RICHARD J. DALY
Name:	Richard J. Daly
Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD J. DALY	Chief Executive Officer and Director (Principal Executive Officer)	August 7, 2018
Richard J. Daly

/S/ JAMES M. YOUNG	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	August 7, 2018
James M. Young

/S/ LESLIE A. BRUN	Chairman of the Board	August 7, 2018
Leslie A. Brun

/S/ PAMELA L. CARTER	Director	August 7, 2018
Pamela L. Carter

/S/ ROBERT N. DUELKS	Director	August 7, 2018
Robert N. Duelks

/S/ RICHARD J. HAVILAND	Director	August 7, 2018
Richard J. Haviland

/S/ BRETT A. KELLER	Director	August 7, 2018
Brett A. Keller

/S/ STUART R. LEVINE	Director	August 7, 2018
Stuart R. Levine

/S/ MAURA A. MARKUS	Director	August 7, 2018
Maura A. Markus

/S/ THOMAS J. PERNA	Director	August 7, 2018
Thomas J. Perna

/S/ ALAN J. WEBER	Director	August 7, 2018
Alan J. Weber

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)

2.1
Purchase Agreement, dated June 14, 2016, by and among DST Systems, Inc., DST Canada Holdings, Inc., DST Output, LLC, DST Output Canada, ULC, Broadridge Output Solutions, Inc., Broadridge Investor Communications Corporation, and Broadridge Financial Solutions, Inc. (incorporate by reference to Form
8-K filed on June 14, 2016). (2)

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

10.3	Amended and Restated Supplemental Officers Retirement Plan (incorporated by reference to Exhibit 10.27 to Form 10-K/A filed on October 27, 2010).

10.4	Change in Control Enhancement Agreement for Richard J. Daly (incorporated by reference to Exhibit 10.8 to Form 8-K filed on April 2, 2007).

10.5	Amendment No. 1 to Change in Control Enhancement Agreement for Richard J. Daly (incorporated by reference to Exhibit 10.28 to Form 10-K/A filed on October 27, 2010).

10.6	Change in Control Enhancement Agreement for John Hogan (incorporated by reference to Exhibit 10.9 to Form 8-K filed on April 2, 2007).

10.7	Amendment No. 1 to Change in Control Enhancement Agreement for John Hogan (incorporated by reference to Exhibit 10.29 to Form 10-K/A filed on October 27, 2010).

Exhibit Number	Description of Exhibit (1)
10.8
Information Technology Services Agreement, dated as of March 31, 2010, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 10, 2010). (3)

10.9
Amendment No. 1 to the Information Technology Services Agreement, dated as of June 25, 2010, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.24 to Form 10-K filed on August 12, 2010). (3)

10.10
Broadridge Financial Solutions, Inc. Director Deferred Compensation Program (Amended and Restated Effective November 17, 2010) (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on February 8, 2011).

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

10.23	Broadridge Executive Retirement and Savings Plan (“ERSP”), adopted August 1, 2014, effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 6, 2014).

10.24	Amendment No. 1 to the Broadridge Executive Retirement and Savings Plan, effective January 1, 2015.

Exhibit Number	Description of Exhibit (1)
10.25	Amendment No. 2 to the Broadridge Executive Retirement and Savings Plan, effective November 18, 2016 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on February 8, 2017).

10.26
Amendment to the Broadridge Executive Deferred Compensation Program (“EDCP”), adopted August 1, 2014, effective December 31, 2014 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 6, 2014).

10.27
Amendment to the Broadridge Financial Solutions, Inc. Supplemental Officers Retirement Plan (“SORP”), effective February 2, 2017 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 10, 2017).

10.28
Amendment No. 12 to the Information Technology Services Agreement, dated as of March 31, 2015, by and between International Business Machines Corporation and Broadridge Financial Solutions Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 8, 2015).

10.29
Amendment to the Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (Amended and Restated effective November 14, 2013), effective February 6, 2018 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 8, 2018).

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics for the Company’s Principal Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 99.1 to Form 8-K filed on August 2, 2007).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1
Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Broadridge Financial Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of earnings for the fiscal years ended June 30, 2018, 2017 and 2016, (ii) consolidated statements of comprehensive income for the fiscal years ended June 30, 2018, 2017 and 2016, (iii) consolidated balance sheets as of June 30, 2018 and 2017, (iv) consolidated statements of cash flows for the fiscal years ended June 30, 2018, 2017 and 2016, (v) consolidated statements of stockholders’ equity for the fiscal years ended June 30, 2018, 2017 and 2016, and (vi) the notes to the Consolidated Financial Statements.

_________________

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