Form 10-Q
period 2018-09-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2018-11-06
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 31, 2018, was 116,750,513 shares.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended September 30,
		2018	2017
Revenues	(Note 3)	$972.8	$924.8
Operating expenses:
Cost of revenues		739.0	726.0
Selling, general and administrative expenses		133.7	113.5
Total operating expenses		872.7	839.6
Operating income		100.1	85.2
Interest expense, net	(Note 5)	9.6	9.4
Other non-operating expense, net	(Note 6)	1.2	1.5
Earnings before income taxes		89.3	74.3
Provision for income taxes	(Note 13)	12.6	24.4
Net earnings		$76.7	$49.9

Basic earnings per share		$0.66	$0.43
Diluted earnings per share		$0.64	$0.42

Weighted-average shares outstanding:
Basic	(Note 4)	116.4	116.5
Diluted	(Note 4)	119.7	119.8
Dividends declared per common share		$0.485	$0.365

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Net earnings	$76.7	$49.9
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(10.1)	18.3
Net unrealized gains (losses) on available-for-sale securities, net of taxes of $(0.0) and $(0.2) for the three months ended September 30, 2018 and 2017, respectively	—	0.3
Pension and post-retirement liability adjustment, net of taxes of $(0.0) and $(0.1) for the three months ended September 30, 2018 and 2017, respectively	—	0.2
Total other comprehensive income (loss), net	(10.1)	18.8
Comprehensive income	$66.7	$68.7

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		September 30, 2018	June 30, 2018
Assets
Current assets:
Cash and cash equivalents		$204.7	$263.9
Accounts receivable, net of allowance for doubtful accounts of $2.1 and $2.7, respectively		650.1	615.0
Other current assets		113.1	112.2
Total current assets		967.9	991.1
Property, plant and equipment, net		192.5	204.1
Goodwill		1,258.0	1,254.9
Intangible assets, net		470.8	494.1
Other non-current assets	(Note 9)	492.6	360.5
Total assets		$3,381.7	$3,304.7
Liabilities and Stockholders’ Equity
Current liabilities:
Payables and accrued expenses	(Note 10)	$471.8	$671.0
Contract liabilities		101.5	106.3
Total current liabilities		573.3	777.3
Long-term debt	(Note 11)	1,143.7	1,053.4
Deferred taxes		84.2	57.9
Contract liabilities		138.6	75.2
Other non-current liabilities		207.8	246.5
Total liabilities		2,147.7	2,210.4
Commitments and contingencies	(Note 14)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 116.8 and 116.3 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,069.1	1,048.5
Retained earnings		1,850.0	1,727.0
Treasury stock, at cost: 37.7 and 38.1 shares, respectively		(1,623.2)	(1,630.8)
Accumulated other comprehensive loss	(Note 15)	(63.5)	(51.9)
Total stockholders’ equity		1,234.0	1,094.3
Total liabilities and stockholders’ equity		$3,381.7	$3,304.7

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net earnings	$76.7	$49.9
Adjustments to reconcile Net earnings to Net cash flows used in operating activities:
Depreciation and amortization	21.2	19.4
Amortization of acquired intangibles and purchased intellectual property	21.9	19.4
Amortization of other assets	21.6	11.1
Stock-based compensation expense	10.7	8.5
Deferred income taxes	(1.4)	(5.1)
Other	(5.4)	(2.1)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Increase in Accounts receivable, net	(1.0)	(32.1)
Increase in Other current assets	(4.6)	(18.0)
Decrease in Payables and accrued expenses	(199.3)	(165.5)
Increase (decrease) in Contract liabilities	(4.0)	37.7
Non-current assets and liabilities:
Increase in Other non-current assets	(45.6)	(24.6)
Increase in Other non-current liabilities	13.6	8.1
Net cash flows used in operating activities	(95.5)	(93.3)
Cash Flows From Investing Activities
Capital expenditures	(8.7)	(29.7)
Software purchases and capitalized internal use software	(6.8)	(6.3)
Acquisitions, net of cash acquired	—	(3.7)
Other investing activities	(0.8)	(1.5)
Net cash flows used in investing activities	(16.3)	(41.2)
Cash Flows From Financing Activities
Debt proceeds	120.0	190.0
Debt repayments	(30.0)	—
Dividends paid	(42.5)	(37.9)
Purchases of Treasury stock	(1.1)	(2.3)
Proceeds from exercise of stock options	7.6	1.8
Other financing activities	0.1	(5.5)
Net cash flows provided by financing activities	54.2	146.1
Effect of exchange rate changes on Cash and cash equivalents	(1.6)	6.0
Net change in Cash and cash equivalents	(59.3)	17.7
Cash and cash equivalents, beginning of period	263.9	271.1
Cash and cash equivalents, end of period	$204.7	$288.8
Supplemental disclosure of cash flow information:
Cash payments made for interest	$9.5	$9.3
Cash payments made for income taxes, net of refunds	$30.2	$78.4
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$1.9	$1.4
Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation and a member of the S&P 500, is a global financial technology leader providing investor communications and technology-driven solutions to banks, broker-dealers, asset managers and corporate issuers. Broadridge’s services include investor and customer communications, securities processing, and data and analytics solutions. In short, Broadridge provides important infrastructure that powers the financial services industry. With over 50 years of experience, including over 10 years as an independent public company, Broadridge provides financial services firms with advanced, dependable, scalable and cost-effective integrated solutions. Broadridge’s solutions help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities.

The Company operates in two reportable segments: Investor Communication Solutions (“ICS”) and Global Technology and Operations (“GTO”). Broadridge serves a large and diverse client base across four client groups: capital markets, asset management, wealth management and corporations.

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

Broadridge provides customer communication solutions to companies in the financial services, healthcare, insurance, consumer finance, telecommunications, utilities, retail banking and other service industries. The Broadridge Communications CloudSM provides multi-channel communications delivery, communications management, information management and control and administration capabilities that enable and enhance our clients’ communications with their customers. Broadridge processes and distributes its clients’ essential communications including transactional (e.g., bills and statements), regulatory (e.g., explanations of benefits, notices, and trade confirmations) and marketing (e.g., direct mail) communications through print and digital channels.

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

•
Global Technology and Operations—Broadridge is a leading global provider of middle- and back-office securities processing solutions for capital markets, wealth management, and asset management firms. Broadridge offers advanced solutions that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, margin, cash management, clearance and settlement, asset servicing, reference data management, reconciliations, securities financing and collateral optimization, compliance and regulatory reporting, and accounting.
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
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) and in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “2018 Annual Report”) filed on August 7, 2018 with the SEC. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at September 30, 2018 and June 30, 2018, the results of its operations for the three months ended September 30, 2018 and 2017, and its cash flows for the three months ended September 30, 2018 and 2017. Certain prior period amounts have been reclassified to conform to the current year presentation, except as it relates to (i) Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” and its related amendments (collectively “ASU No. 2014-09”), (ii) ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU No. 2016-01”), and (iii) ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU No. 2018-02”), as described further below.

Effective July 1, 2018, the Company adopted ASU No. 2014-09 using the modified retrospective transition approach applied to all contracts. Under this transition approach, the Company has not restated the prior period Condensed Consolidated Financial Statements presented to the current period presentation. However, the Company has provided additional disclosures related to the amount by which each relevant fiscal 2019 financial statement line item was affected by the adoption of ASU No. 2014-09 along with explanations for significant changes. Additional information about the Company’s revenue recognition policies and the related impact of the adoption of ASU No. 2014-09 is included in Note 2, “New Accounting Pronouncements” and Note 3, “Revenue Recognition.”

Effective July 1, 2018, the Company adopted ASU No. 2016-01, which requires changes in the fair value of publicly traded equity securities for which the Company does not have significant influence to be recorded as part of Net earnings rather than as Other comprehensive income (loss), net. In addition, equity investments that do not have a readily determinable fair value will be recorded at cost less impairment as further adjusted for observable price changes in orderly transactions for identical or similar investments of the issuer. The Company adopted ASU No. 2016-01 using the modified-retrospective transition approach by recording the cumulative effect of previously unrecognized gains or losses on publicly traded equity securities to retained earnings as of July 1, 2018. The provisions of ASU No. 2016-01 relative to equity investments that do not have a readily determinable fair value have been applied prospectively. The Condensed Consolidated Financial Statements have not been revised for periods prior to July 1, 2018. The impact of adopting ASU No. 2016-01 resulted in a reclassification of less than $0.1 million in unrealized gains, net from accumulated other comprehensive loss to retained earnings as of July 1, 2018.

Effective in the first quarter of fiscal year 2019, the Company adopted ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU No. 2017-07”) whereby the Company revised its presentation in the Condensed Consolidated Statements of Earnings to reflect the non-service cost components of net benefit cost as part of Other non-operating (income) expenses, net, which were previously recorded as part of Total operating expenses. All prior period information has been conformed to the current period presentation.
C. Securities. Securities are non-derivatives that are reflected in Other non-current assets in the Condensed Consolidated Balance Sheets, unless management intends to dispose of the investment within twelve months of the end of the reporting period, in which case they are reflected in Other current assets in the Condensed Consolidated Balance Sheets. These investments are in entities over which the Company does not have control, joint control, or significant influence. Securities that have a readily determinable fair value are carried at fair value. Securities without a readily determinable fair value are initially recognized at cost and subsequently carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in transactions for an identical or similar investment of the same issuer, such as subsequent capital raising transactions. Changes in the value of securities with or without a readily determinable fair value are recorded in the Condensed Consolidated Statements of Earnings. In determining whether a security without a readily determinable fair value is impaired, management considers qualitative factors to identify an impairment including the financial condition and near-term prospects of the issuer.
D. Use of Estimates. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes thereto. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions and judgment that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates.
E. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, the Company has reviewed events that have occurred after September 30, 2018 through the date of issuance of the Condensed Consolidated Financial Statements. During this period, the Company did not have any subsequent events for disclosure.
NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS
In February 2018, the FASB issued ASU No. 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects associated with the change in the U.S. federal corporate tax rate resulting from the U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017. ASU 2018-02 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company early adopted ASU 2018-02 as of July 1, 2018, and the adoption of this guidance resulted in an increase to retained earnings of $1.5 million.
In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business” (“ASU No. 2017-01”). ASU No. 2017-01 narrows the definition of a business, in part by concluding that an integrated set of assets and activities (referred to as a “set”) is not a business when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets. ASU No. 2017-01 is effective for the Company beginning in the first quarter of fiscal year 2019, to be applied on a prospective basis. The adoption of this guidance is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU No. 2016-02”), as amended by ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements” in July 2018 (collectively referred to herein as “ASU No. 2016-02, as amended”). Under ASU No. 2016-02, as amended, all lease arrangements, with certain limited exceptions, exceeding a twelve-month term must now be recognized as assets and liabilities on the balance sheet of the lessee by recording a right-of-use asset and corresponding lease obligation generally equal to the present value of the future lease payments over the lease term. Further, the income statement will reflect lease expense for leases classified as operating and amortization/interest expense for leases classified as financing, determined using classification criteria substantially similar to the current lease guidance for distinguishing between an operating and capital lease. ASU No. 2016-02, as amended, also contains certain additional qualitative and quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. ASU No. 2016-02, as amended, is effective for the Company in the first quarter of fiscal year 2020 and can be adopted using either a modified retrospective basis which requires adjustment to all comparative periods presented in the consolidated financial statements, or by recognizing a cumulative-effect adjustment to the opening balance of retained earnings at the date of initial application. The Company is currently evaluating the impact of the pending adoption of ASU No. 2016-02, as amended, on the Company’s Condensed Consolidated Financial Statements.
Effective July 1, 2018, the Company adopted ASU No. 2014-09. ASU No. 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most prior revenue recognition guidance, including industry specific requirements. It also includes guidance on accounting for the incremental costs of obtaining and costs incurred to fulfill a contract with a customer. The core principle of the revenue model is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As a result, it is possible more judgment and estimates may be required within the revenue recognition process including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 also requires certain enhanced disclosures, including disclosures on the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers.
The Company identified certain impacts of ASU No. 2014-09 on its Condensed Consolidated Financial Statements. Specifically, under ASU No. 2014-09, the Company now capitalizes certain sales commissions, and it capitalizes certain additional costs that are part of setting up or converting a client’s systems to function with the Company’s technology, both of which were previously expensed. Additionally, the Company now recognizes proxy revenue primarily at the time of proxy materials distribution to the client’s shareholders rather than on the date of the client’s shareholder meeting, which is typically 30 days after the proxy materials distribution. Other changes to the timing of revenue recognition include deferral of revenue from certain transaction processing platform enhancements as well as acceleration of revenue from certain multi-year software license arrangements that are currently recognized over the term of the software subscription.
The Company adopted ASU No. 2014-09 using the modified retrospective transition method applied to all contracts, which resulted in a cumulative-effect increase in the opening balance of retained earnings of $101.3 million, most notably related to the deferral of incremental sales commissions incurred in obtaining contracts in prior periods. Under this transition approach, the Company has not restated the prior period Condensed Consolidated Financial Statements presented. However, the Company has provided additional disclosures related to the amount by which each relevant fiscal 2019 financial statement line item was affected by adoption of ASU No. 2014-09 and explanations for significant changes. See Note 3, “Revenue Recognition” for additional information about the Company’s revenue recognition policies and the related impact of the Company’s adoption of ASU No. 2014-09.

NOTE 3. REVENUE RECOGNITION

Significant Accounting Policy
ASU No. 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. The core principle is that an entity recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
The Company’s revenues from clients are primarily generated from fees for providing investor communications and technology-enabled services and solutions. Revenues are recognized for the two reportable segments as follows:

•
Investor Communication Solutions—Revenues are generated primarily from processing and distributing investor communications and other related services as well as vote processing and tabulation. The Company typically enters into agreements with clients to provide services on a fee for service basis. Fees received for processing and distributing investor communications are generally variably priced and recognized as revenue over time as the Company provides the services to clients based on the number of units processed, which coincides with the pattern of value transfer to the client. Broadridge works directly with corporate issuers (“Issuers”) and mutual funds to ensure that the account holders of the Company’s bank and broker clients, who are also the shareholders of Issuers and mutual funds, receive the appropriate investor communications materials and that the services are fulfilled in accordance with each Issuer’s and mutual fund’s requirements. Broadridge works directly with the Issuers and mutual funds to resolve any issues that may arise. As such, Issuers and mutual funds are viewed as the customer of the Company’s services. As a result, revenues for distribution services as well as proxy materials fulfillment services are recorded in Revenue on a gross basis with corresponding costs including amounts remitted to the broker-dealers and banks (referred to as “Nominees”) recorded in Cost of revenues. Fees for the Company’s investor communications services arrangements are typically billed and paid on a monthly basis following the delivery of the services. The Company also offers certain hosted service arrangements that can be priced on a fixed and/or variable basis for which revenue is recognized over time as the Company satisfies its performance obligation by delivering services to the client on a monthly basis based on the number of transactions processed or units delivered, in the case of variable priced arrangements, or a fixed monthly fee in the case of fixed price arrangements, in each case which coincides with the pattern of value transfer to the client. These services may be billed in a variety of payment frequencies depending on the specific arrangement.

•
Global Technology and Operations—Revenues are generated primarily from fees for transaction processing and related services. Revenue is recognized over time as the Company satisfies its performance obligation by delivering services to the client. The Company’s arrangements for processing and related services typically consist of an obligation to provide specific services to its clients on a when and if needed basis (a stand ready obligation) with revenue recognized from the satisfaction of the performance obligations on a monthly basis generally in the amount billable to the client. These services are generally provided under variable priced arrangements based on volume of service and can include minimum monthly usage fees. Client service agreements often include up-front consideration in addition to the recurring fee for transaction processing. Up-front implementation fees, as well as certain enhancements to existing technology platforms, are deferred and recognized on a straight-line basis over the service term of the contract which corresponds to the timing of transfer of value to the client that commences after client acceptance when the processing term begins. In addition, revenue is also generated from the fulfillment of professional services engagements which are generally priced on a time and materials or fixed price basis, and are recognized as the services are provided to the client which corresponds to the timing of transfer of value to the client.

The Company uses the following methods, inputs, and assumptions in determining amounts of revenue to recognize:
Identification of Performance Obligations
For revenue arrangements containing multiple goods or services, the Company accounts for the individual goods or services as a separate performance obligation if they are distinct, the good or service is separately identifiable from other items in the arrangement, and if a client can benefit from it on its own or with other resources that are readily available to the client. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation.
Transaction Price
Once separate performance obligations are determined, the transaction price is allocated to the individual performance obligations. If the contracted prices reflect the relative standalone selling prices for the individual performance obligations, no allocations are made. Otherwise, the Company uses the relative selling price method to allocate the transaction price, obtained from sources such as the observable price of a good or service when the Company sells that good or service separately in similar circumstances and to similar clients. If such evidence is unavailable, the Company uses the best estimate of the selling price, which includes various internal factors such as pricing strategy and market factors. A significant portion of the Company’s performance obligations are generated from transactions with volume based fees and includes services that are delivered at the same time. The Company recognizes revenue related to these arrangements over time as the services are provided to the client. While many of the Company’s contracts contain some component of variable consideration, the Company only recognizes variable consideration that is not expected to reverse. The Company allocates variable payments to distinct services in an overall contract when the variable payment relates specifically to that particular service and for which the variable payment reflects what the Company expects to receive in exchange for that particular service. As a result, the Company generally allocates and recognizes variable consideration in the period it has the contractual right to invoice the client.
As described above, our most significant performance obligations involve variable consideration which constitutes the majority of our revenue streams. The Company’s variable consideration components meet the criteria in ASU No. 2014-09 for exclusion from disclosure of the remaining transaction price allocated to unsatisfied performance obligations as does any contracts with clients with an original duration of one year or less. The Company has contracts with clients that vary in length depending on the nature of the services and contractual terms negotiated with the client, and they generally extend over a multi-year period.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a client, are excluded from revenue. Distribution revenues associated with shipping and handling activities are accounted for as a fulfillment activity and recognized as the related services or products are transferred to the client. As a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between client payment and the transfer of goods or services is expected to be one year or less.

Contract Costs
Direct costs incurred to set up or convert a client’s systems to function with the Company’s technology, that are expected to be recovered, are generally deferred and recognized on a straight-line basis over the service term of the arrangement to which the costs relate, which commences after client acceptance when the processing term begins. The Company evaluates the carrying value of deferred client conversion and start-up costs for impairment on the basis of whether these costs are fully recoverable from the expected future undiscounted net operating cash flows of the client to which the deferred costs relate.

These deferred costs are reflected in Other non-current assets in the Condensed Consolidated Balance Sheets at September 30, 2018 and June 30, 2018, respectively. Refer to Note 9, “Other Non-Current Assets” for a further description of the Company’s Deferred client conversion and start-up costs.

The Company defers incremental costs to obtain a client contract that it expects to recover, which consists of sales commissions incurred, only if the contract is executed. Deferred sales commission costs are amortized on a straight-line basis using a portfolio approach consistent with the pattern of transfer of the goods or services to which the asset relates, which also considers expected customer lives. As a practical expedient, the Company recognizes the sales commissions as an expense when incurred if the amortization period of the sales commission asset that the entity otherwise would have recognized is one year or less. The Company evaluates the carrying value of deferred sales commission costs for impairment on the basis of whether these costs are fully recoverable from the expected future undiscounted net operating cash flows of the portfolio of clients to which the deferred sales commission costs relate. Refer to Note 9, “Other Non-Current Assets” for a further description of the Company’s Deferred sales commission costs.

Disaggregation of Revenue
The Company has presented below its revenue disaggregated by product line and by revenue type within each of its Investor Communication Solutions and Global Technology and Operations reportable segments.
Fee revenues in the Investor Communication Solutions segment are derived from both recurring and event-driven activity. In addition, the level of recurring and event-driven activity the Company processes directly impacts distribution revenues. While event-driven activity is highly repeatable, it may not recur on an annual basis. Event-driven fee revenues are based on the number of special events and corporate transactions the Company processes. Event-driven activity is impacted by financial market conditions and changes in regulatory compliance requirements, resulting in fluctuations in the timing and levels of event-driven fee revenues. Distribution revenues primarily include revenues related to the physical mailing and distribution of proxy materials, interim communications, transaction reporting, customer communications and fulfillment services, as well as Matrix administrative services.

Three Months Ended September 30,

2018
(in millions)
Investor Communication Solutions
Equity proxy	$31.0
Mutual fund and exchange traded funds (“ETF”) interims	57.8
Customer communications and fulfillment	174.9
Other ICS	83.8
Total ICS Recurring fee revenues	$347.4

Equity and other	$24.1
Mutual funds	52.8
Total ICS Event-driven fee revenues	$76.9

Distribution revenues	$341.4

Total ICS Revenues	$765.8

Global Technology and Operations
Equities and other	$187.1
Fixed income	40.6
Total GTO Recurring fee revenues	$227.7

Foreign currency exchange	$(20.7)
Total Revenues	$972.8

Revenues by Type
Recurring fee revenues	$575.2
Event-driven fee revenues	76.9
Distribution revenues	341.4
Foreign currency exchange	(20.7)
Total Revenues	$972.8
Contract Balances
The following table provides information about contract assets and liabilities:

	September 30, 2018	July 1, 2018
	(in millions)
Contract assets	$37.4	$35.5
Contract liabilities	$240.2	$162.8

Contract assets result from revenue already recognized but not yet invoiced, including certain future amounts to be collected under software term licenses and certain other client contracts. Contract liabilities represent consideration received or receivable from clients before the transfer of control occurs (deferred revenue). Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.

During the three months ended September 30, 2018, contract liabilities increased primarily due to the impact of a client contract termination. The Company recognized $40.4 million of revenue during the three months ended September 30, 2018 that was included in the contract liability balance as of July 1, 2018.

Changes in Accounting Policy
Except for the changes below, the Company has consistently applied its revenue and cost accounting policies to all periods presented in its Condensed Consolidated Financial Statements. The details of the significant changes are disclosed below.

•
Sales Commissions - The Company previously recognized sales commissions related to contracts with clients as selling expenses when incurred. Under ASU No. 2014-09, the Company capitalizes incremental sales commissions as costs of obtaining a contract and, if expected to be recovered, amortizes such costs using a portfolio approach consistent with the pattern of transfer of the good or service to which the asset relates.

•
Deferred Client Conversion and Start-Up Costs - The Company previously capitalized direct and incremental client conversion or start-up costs to set up or convert a client’s systems to function with the Company’s technology that are expected to be recovered. Under ASU No. 2014-09, the Company will capitalize certain additional client conversion or start-up costs that are directly related to the client conversion but that are not considered incremental costs to the Company.

•
Proxy Revenues - The Company previously recognized proxy revenues following the client’s shareholder meeting, which is typically 30 days after the proxy materials distribution. Under ASU No. 2014-09, the Company will recognize proxy revenues primarily at the time of proxy materials distribution to the client’s shareholders.

•
Software Term License Revenues - The Company previously recognized revenue from software term licenses that are not hosted by the Company ratably over the contract term. Under ASU No. 2014-09, for software license arrangements that are distinct, the Company recognizes software license revenue upon delivery assuming a contract is deemed to exist. For arrangements with clients that include significant customization, modification or production of software such that the software is not distinct from the associated implementation services, revenue is typically recognized over time based upon efforts expended to measure progress towards completion or in certain cases upon completion of the installation. Software term license revenue is not a significant portion of the Company’s revenues.

•
Termination Fees - The Company previously recognized client contract termination fees at a point in time upon deconversion or receipt of a non-refundable cash payment. Under ASU No. 2014-09, a contract termination is considered a contract modification and therefore, the Company recognizes contract termination fees over the remaining modified contract term.

Quantitative Impact on Financial Statements

The following tables summarize the impact of ASU No. 2014-09 adoption on the Company’s Condensed Consolidated Financial Statements as of and for the three months ended September 30, 2018:

	As reported	Effects of ASU 2014-09	Without Effects of ASU No. 2014-09

	(in millions)
Consolidated Statement of Earnings
Revenues	$972.8	$36.7	$1,009.5
Cost of revenues	739.0	(0.8)	738.2
Selling, general and administrative expenses	133.7	(3.0)	130.7
Operating income	100.1	40.4	140.5
Earnings before income taxes	89.3	40.4	129.7
Provision for income taxes	12.6	10.0	22.5
Net earnings	$76.7	$30.5	$107.2
Basic earnings per share	$0.66	$0.26	$0.92
Diluted earnings per share	$0.64	$0.25	$0.90

Consolidated Balance Sheet
Assets:
Current assets	$967.9	$(59.6)	$908.3
Total assets	$3,381.7	$(187.2)	$3,194.5

Liabilities:
Current liabilities	$573.3	$(29.5)	$543.8
Total liabilities	$2,147.7	$(117.5)	$2,030.2

Stockholders’ equity:
Total stockholders’ equity	$1,234.0	$(69.6)	$1,164.3

The adoption of ASU 2014-09 did not change the net cash provided by or used in operating activities, investing activities or financing activities on the Condensed Consolidated Statements of Cash Flows, nor the amount of Other comprehensive income (loss) on the Condensed Consolidated Statements of Comprehensive Income.
NOTE 4. WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented. The Company calculates diluted EPS using the treasury stock method, which reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and restricted stock unit awards have vested.
For the three months ended September 30, 2018, there were no options to purchase Broadridge common stock that would have been anti-dilutive to exclude from the computation of diluted EPS. For the three months ended September 30, 2017, the computation of diluted EPS did not include 0.3 million options to purchase Broadridge common stock as the effect of their inclusion would have been anti-dilutive.

The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended September 30,
	2018	2017
Weighted-average shares outstanding:
Basic	116.4	116.5
Common stock equivalents	3.3	3.3
Diluted	119.7	119.8
NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended September 30,
	2018	2017
	(in millions)
Interest expense on borrowings	$10.2	$10.0
Interest income	(0.6)	(0.6)
Interest expense, net	$9.6	$9.4

NOTE 6. OTHER NON-OPERATING (INCOME) EXPENSES, NET
Other non-operating (income) expenses, net consisted of the following:

	Three Months Ended September 30,
	2018	2017
	(in millions)
Investment (gains) losses, net	$1.4	$1.0
Other (gains) losses, net	0.3	0.8
Foreign currency exchange (gain) loss	(0.4)	(0.3)
Other non-operating (income) expenses, net	$1.2	$1.5

NOTE 7. ACQUISITIONS
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
Pro forma supplemental financial information for all acquisitions is not provided as the impact of these acquisitions on the Company’s operating results, financial position or cash flows was not material for any acquisition individually.
During the first quarter of fiscal year 2019, there were no business combinations or asset acquisitions.
The following represents the fiscal year 2018 acquisitions:

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
ActivePath
In March 2018, the Company completed the acquisition of ActivePath Solutions Ltd (“ActivePath”), a digital technology company with technology that enhances the consumer experience associated with consumer statements, bills and regulatory communications. The aggregate purchase price was $24.2 million, consisting of $21.8 million in cash payments net of cash acquired, and a $2.4 million note payable to the sellers that will be settled in the future. Net tangible liabilities assumed in the transaction were $10.0 million. This acquisition resulted in $28.7 million of Goodwill, which is not tax deductible. Intangible assets acquired, which totaled $5.6 million, consist primarily of software technology and customer relationships, which are being amortized over a five-year life and two-year life, respectively.
FundAssist
In May 2018, the Company completed the acquisition of FundAssist Limited (“FundAssist”), a regulatory, marketing and sales solutions service provider to the global investments industry. The aggregate purchase price was $47.7 million, consisting of $41.3 million in cash payments net of cash acquired, and a contingent consideration liability with an acquisition date fair value of $6.4 million. The contingent consideration liability contains a revenue component which will be settled in fiscal year 2021, based on the achievement of a defined revenue target by the acquired business. Net tangible liabilities assumed in the transaction were $1.9 million. This acquisition resulted in $29.2 million of Goodwill, which is not tax deductible. Intangible assets acquired, which totaled $20.4 million, consist primarily of customer relationships and software technology, which are being amortized over a six-year life and five-year life, respectively.
ASSET ACQUISITIONS

Purchase of Intellectual Property

In February 2018, the Company paid $40.0 million to an affiliate of Inveshare, Inc. (“Inveshare”) for delivery of blockchain technology applications, as contemplated as part of the Company’s acquisition of intellectual property assets from Inveshare.
NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments, as applicable, based on the exchange traded price of similar or identical instruments where available or based on other observable instruments. These calculations take into consideration the credit risk of both the Company and its counterparties. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.
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
The following tables set forth the Company’s financial assets and liabilities at September 30, 2018 and June 30, 2018, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$65.8	$—	$—	$65.8
Other current assets:
Securities	0.1	—	—	0.1
Other non-current assets:
Securities	75.8	—	—	75.8
Total assets as of September 30, 2018	$141.7	$—	$—	$141.7
Liabilities:
Contingent consideration obligations	—	—	18.1	18.1
Total liabilities as of September 30, 2018	$—	$—	$18.1	$18.1

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$86.8	$—	$—	$86.8
Other current assets:
Securities	0.1	—	—	0.1
Other non-current assets:
Securities	66.9	—	—	66.9
Total assets as of June 30, 2018	$153.8	$—	$—	$153.8
Liabilities:
Contingent consideration obligations	—	—	18.6	18.6
Total liabilities as of June 30, 2018	$—	$—	$18.6	$18.6
_____________

(1)	Money market funds include money market deposit account balances of $28.7 million and $28.4 million as of September 30, 2018 and June 30, 2018, respectively.
In addition, the company has non-marketable securities with a carrying amount of $7.3 million as of September 30, 2018 that are classified as part of Other non-current assets.
The following table sets forth an analysis of changes during the three months ended September 30, 2018 and 2017, in Level 3 financial liabilities of the Company:

	September 30, 2018	September 30, 2017
	(in millions)
Beginning balance	$18.6	$6.7
Additional contingent consideration incurred	—	1.7
Increase (decrease) in contingent consideration liability	—	—
Foreign currency impact on contingent consideration liability	(0.4)	—
Payments	(0.2)	—
Ending balance	$18.1	$8.4

Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.
NOTE 9. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	September 30, 2018	June 30, 2018
	(in millions)
Deferred client conversion and start-up costs	$185.0	$169.5
Deferred sales commissions costs	84.6	—
Contract assets (a)	37.4	16.5
Deferred data center costs (b)	33.4	35.0
Long-term investments	88.6	80.3
Long-term broker fees	36.8	28.7
Other	26.7	30.5
Total	$492.6	$360.5
(a) Contract assets result from revenue already recognized but not yet invoiced, including certain future amounts to be collected under software term licenses and certain other client contracts.
(b) Represents deferred data center costs associated with the Company’s information technology services agreements with International Business Machines Corporation (“IBM”). Please refer to Note 14, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses during the period was $15.7 million.

NOTE 10. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	September 30, 2018	June 30, 2018
	(in millions)
Accounts payable	$128.4	$191.8
Employee compensation and benefits	126.4	233.2
Accrued broker fees	53.8	85.2
Accrued taxes	16.6	25.3
Accrued dividend payable	56.5	42.5
Customer deposits	36.3	39.2
Other	53.7	53.9
Total	$471.8	$671.0

NOTE 11. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at September 30, 2018	Carrying value at September 30, 2018	Carrying value at June 30, 2018	Unused Available Capacity	Fair Value at September 30, 2018
			(in millions)

Long-term debt
Fiscal 2017 Revolving Credit Facility	February 2022	$250.0	$250.0	$160.0	$750.0	$250.0
Fiscal 2014 Senior Notes	September 2020	400.0	398.7	398.5	—	404.6
Fiscal 2016 Senior Notes	June 2026	500.0	495.0	494.8	—	472.9
Total debt		$1,150.0	$1,143.7	$1,053.4	$750.0	$1,127.5

Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2019	2020	2021	2022	2023	Thereafter	Total
(in millions)	$—	$—	$400.0	$250.0	$—	$500.0	$1,150.0

Fiscal 2017 Revolving Credit Facility: On February 6, 2017, the Company entered into an amended and restated $1.0 billion five-year revolving credit facility (the “Fiscal 2017 Revolving Credit Facility”), which replaced the $750.0 million five-year revolving credit facility entered into during August 2014 (the “Fiscal 2015 Revolving Credit Facility”) (together the “Revolving Credit Facilities”). The Fiscal 2017 Revolving Credit Facility is comprised of a $900.0 million U.S. dollar tranche and a $100.0 million multicurrency tranche. At September 30, 2018, the Company had $250.0 million in outstanding borrowings and had unused available capacity of $750.0 million under the Fiscal 2017 Revolving Credit Facility.
The weighted-average interest rate on the Revolving Credit Facilities was 2.97% for the three months ended September 30, 2018 and 2.20% for the three months ended September 30, 2017. The fair value of the variable-rate Fiscal 2017 Revolving Credit Facility borrowings at September 30, 2018 approximates carrying value and has been classified as a Level 2 financial liability.
Borrowings under the Fiscal 2017 Revolving Credit Facility can be made in tranches up to 360 days and bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2017 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, similar to the previous Fiscal 2015 Revolving Credit Facility. The annual facility fees for the Revolving Credit Facilities totaled $0.3 million for the three months ended September 30, 2018, and $0.3 million for the three months ended September 30, 2017. The Company incurred $1.8 million in costs to establish the Fiscal 2017 Revolving Credit Facility. As of September 30, 2018, $2.0 million of these costs remain to be amortized (including $0.2 million and $0.6 million of issuance costs from the Fiscal 2012 Revolving Credit Facility and Fiscal 2015 Revolving Credit Facility, respectively). Such costs are capitalized in Other non-current assets in the Condensed Consolidated Balance Sheets and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the term of this facility.
The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2017 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2017 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At September 30, 2018, the Company is in compliance with all covenants of the Fiscal 2017 Revolving Credit Facility.
Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1st and September 1st each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At September 30, 2018, the Company is in compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014

Senior Notes. These costs have been capitalized and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the seven-year term. As of September 30, 2018 and June 30, 2018, $1.1 million and $1.3 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2014 Senior Notes. The fair value of the fixed-rate Fiscal 2014 Senior Notes at September 30, 2018 and June 30, 2018 was $404.6 million and $405.8 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 8, “Fair Value of Financial Instruments”).
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At September 30, 2018, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Fiscal 2016 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.5 million in debt issuance costs to establish the Fiscal 2016 Senior Notes. These costs have been capitalized and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. As of September 30, 2018 and June 30, 2018, $3.3 million and $3.5 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2016 Senior Notes. The fair value of the fixed-rate Fiscal 2016 Senior Notes at September 30, 2018 and June 30, 2018 was $472.9 million and $474.4 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 8, “Fair Value of Financial Instruments”).
The Fiscal 2017 Revolving Credit Facility, Fiscal 2014 Senior Notes, and Fiscal 2016 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of September 30, 2018 and June 30, 2018, there were no outstanding borrowings under these lines of credit.
NOTE 12. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended September 30, 2018 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at July 1, 2018	4,478,288	$55.69	982,399	$67.72	395,689	$74.29
Granted	—	—	4,443	125.31	2,207	92.51
Exercise of stock options (a)	(415,425)	44.68	—	—	—	—
Vesting of restricted stock units	—	—	—	—	(19,077)	58.97
Expired/forfeited	(5,635)	93.88	(18,427)	70.51	(2,164)	69.04
Balances at September 30, 2018 (b), (c)	4,057,228	$56.76	968,415	$67.93	376,655	$75.20
____________

(a)	Stock options exercised during the period of July 1, 2018 through September 30, 2018 had an aggregate intrinsic value of $36.2 million.

(b)
As of September 30, 2018, the Company’s outstanding vested and currently exercisable stock options using the September 30, 2018 closing stock price of $131.95 (approximately 2.1 million shares) had an aggregate intrinsic value of $197.8 million with a weighted-average exercise price of $38.10 and a weighted-average remaining contractual life of 5.2 years. The total of all stock options outstanding as of September 30, 2018 have a weighted-average remaining contractual life of 6.8 years.

(c)
As of September 30, 2018, time-based restricted stock units and performance-based restricted stock units expected to vest using the September 30, 2018 closing stock price of $131.95 (approximately 0.9 million and 0.4 million shares, respectively) had an aggregate intrinsic value of $121.3 million and $49.3 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.

The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $10.7 million and $8.5 million, as well as related tax benefits of $2.4 million and $3.0 million were recognized for the three months ended September 30, 2018 and 2017, respectively.
As of September 30, 2018, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $16.2 million and $35.3 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 3.1 years and 1.4 years, respectively.
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
NOTE 13. INCOME TAXES
The provision for income taxes for the three months ended September 30, 2018 was $12.6 million compared to $24.4 million for the three months ended September 30, 2017.
The effective tax rate for the three months ended September 30, 2018 was 14.1% compared to 32.8% for the three months ended September 30, 2017.
The decrease in the effective tax rate for the three months ended September 30, 2018, compared to the comparable prior year period is primarily due to the U.S federal corporate income tax rate change from 35% to 21% under the Tax Act, as well as the recognition of $7.0 million in excess tax benefits (the “ETB”) attributable to stock-based compensation. The ETB recognized for the comparable period ended September 30, 2017 was $1.5 million.
With a fiscal year ending June 30, 2019, the Company’s U.S. federal corporate income tax rate will be 21.0%. For the fiscal year ending June 30, 2018, the Company was subject to a blended U.S. federal corporate income tax rate of 28.1%; however for the period ended September 30, 2017, the U.S. federal corporate income tax rate was 35%.
NOTE 14. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
In March 2010, the Company and IBM entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at September 30, 2018 are $326.3 million through fiscal year 2024, the final year of the contract.

In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at September 30, 2018 are $26.2 million through fiscal year 2024, the final year of the contract.

Equity Method Investment

The Company contributed $0.8 million to an equity method investment during the three months ended September 30, 2018, and has a remaining commitment of $1.0 million to fund this investment at September 30, 2018.
Other
In the normal course of business, the Company is subject to various claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material impact on its financial condition, results of operations or cash flows.
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at September 30, 2018 or at June 30, 2018.
In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
Our business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), a wholly-owned indirect subsidiary, which is a broker-dealer registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”), which requires BBPO to maintain a minimum amount of net capital. At September 30, 2018, BBPO was in compliance with this net capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires that BBPO maintain a minimum amount of net capital. At September 30, 2018, BBPO was in compliance with this net capital requirement.
In addition, Matrix Trust Company, a wholly-owned indirect subsidiary, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At September 30, 2018, Matrix Trust Company was in compliance with its capital requirements.

NOTE 15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three months ended September 30, 2018, and 2017, respectively:

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2018	$(43.2)	$—	$(10.2)	$(53.5)
Other comprehensive income/(loss) before reclassifications	(10.1)	—	—	(10.1)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	—	—
Balances at September 30, 2018	$(53.3)	$—	$(10.2)	$(63.5)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2017	$(48.9)	$2.3	$(9.2)	$(55.8)
Other comprehensive income/(loss) before reclassifications	18.3	0.3	—	18.6
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.2	0.2
Balances at September 30, 2017	$(30.6)	$2.6	$(9.0)	$(37.1)

NOTE 16. INTERIM FINANCIAL DATA BY SEGMENT
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
Segment results:

	Revenues
	Three Months Ended September 30,
	2018	2017
	(in millions)
Investor Communication Solutions	$765.8	$726.4
Global Technology and Operations	227.7	214.9
Foreign currency exchange	(20.7)	(16.5)
Total	$972.8	$924.8

	Earnings (Loss) before Income Taxes
	Three Months Ended September 30,
	2018	2017
	(in millions)
Investor Communication Solutions	$59.0	$45.6
Global Technology and Operations	46.4	45.0
Other	(23.2)	(21.5)
Foreign currency exchange	7.1	5.2
Total	$89.3	$74.3

******************

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

•	a material security breach or cybersecurity attack affecting the information of Broadridge’s clients;

•	changes in laws and regulations affecting Broadridge’s clients or the services provided by Broadridge;

•	declines in participation and activity in the securities markets;

•	the failure of Broadridge’s key service providers to provide the anticipated levels of service;

•	a disaster or other significant slowdown or failure of Broadridge’s systems or error in the performance of Broadridge’s services;

•	overall market and economic conditions and their impact on the securities markets;

•	Broadridge’s failure to keep pace with changes in technology and demands of its clients;

•	the ability to attract and retain key personnel;

•	the impact of new acquisitions and divestitures; and

•	competitive conditions.
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “2018 Annual Report”) for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and the 2018 Annual Report. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.
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
We provide customer communications solutions to companies in the financial services, healthcare, insurance, consumer finance, telecommunications, utilities, retail banking and other service industries. The Broadridge Communications Cloud provides multi-channel communications delivery, communications management, information management and control and administration capabilities that enable and enhance our clients’ communications with their customers. We process and distribute our clients’ essential communications including transactional (e.g., bills and statements), regulatory (e.g., explanations of benefits, notices, and trade confirmations) and marketing (e.g., direct mail) communications through print and digital channels.
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
Consolidation and Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). These Condensed Consolidated Financial Statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding.
The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2018 in the 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2018.
Effective July 1, 2018, the Company adopted Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” and its related amendments (collectively “ASU No. 2014-09”) using the modified retrospective transition approach applied to all contracts. Under this transition approach, the Company has not restated the prior period Condensed Consolidated Financial Statements presented. However, the Company has provided additional disclosures related to the amount by which each relevant fiscal 2019 financial statement line item was affected by adoption of ASU No. 2014-09 and explanations for significant changes, referred to herein as the “revenue accounting change.” Additional information about the Company’s revenue recognition policies and the related impact of the adoption of ASU No. 2014-09 is included in Note 2, “New Accounting Pronouncements” and Note 3, “Revenue Recognition” under Item 1 of Part I of this Form 10-Q.
Effective in the first quarter of fiscal year 2019, the Company adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU No. 2016-01”), which requires changes in the fair value of publicly traded equity securities for which the Company does not have significant influence to be recorded as part of Net earnings rather than as Other comprehensive income (loss), net. In addition, equity investments that do not have a readily determinable fair value will be recorded at cost less impairment as further adjusted for observable price changes in orderly transactions for identical or similar investments of the issuer. The Company adopted ASU No. 2016-01 using the modified-retrospective transition approach by recording the cumulative effect of previously unrecognized gains or losses on publicly traded equity securities to retained earnings as of July 1, 2018. The provisions of ASU No. 2016-01 relative to equity investments that do not have a readily determinable fair value have been applied prospectively. The Condensed Consolidated Financial Statements have not been revised for periods prior to July 1, 2018.
Effective in the first quarter of fiscal year 2019, the Company adopted ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU No. 2017-07”) whereby the Company revised its presentation in the Condensed Consolidated Statements of Earnings to reflect the non-service cost components of net benefit cost as part of Other non-operating (income) expense, net, which were previously recorded as part of Total operating expenses. All prior period information has been conformed to the current period presentation.

Critical Accounting Policies
In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Management continually evaluates the accounting policies and estimates used to prepare the Condensed Consolidated Financial Statements. The estimates, by their nature, are based on judgment, available information, and historical experience and are believed to be reasonable. However, actual amounts and results could differ from these estimates made by management. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. The results of operations reported for the periods presented are not necessarily indicative of the results of operations for subsequent periods. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in the “Critical Accounting Policies” section of Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2018 Annual Report on Form 10-K.
Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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

•
Equity Proxy Contests and Specials, Corporate Actions, and Other: The proxy services we provide in connection with shareholder meetings driven by special events such as proxy contests, mergers and acquisitions, and tender/exchange offers.

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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the three months ended September 30, 2018, mutual fund proxy fee revenues were 144% higher compared to the three months ended September 30, 2017. During the full fiscal years 2018 and 2017, mutual fund proxy fee revenues were 28% higher and 19% higher than the prior fiscal year, respectively. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For fiscal years 2018 and 2019, we are reporting Closed sales net of a 4.0% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. The allowance adjustment was determined by reviewing the reported Closed sales amounts for the prior five fiscal years based on estimated revenues at signing and comparing those amounts to the revenues achieved one year after the clients went live on the services. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years data referenced earlier as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
Closed Sales
Closed sales for the three months ended September 30, 2018 were $18.5 million a decrease of $4.4 million or 19%, compared to $22.9 million for the three months ended September 30, 2017. Closed sales for the three months ended September 30, 2018 are net of an allowance adjustment of $0.8 million.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended September 30, 2018 versus Three Months Ended September 30, 2017
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended September 30, 2018 and 2017, and the dollar and percentage changes between periods:

	Three Months Ended September 30,
			Change
	2018	2017	$	%
	(in millions, except per share amounts)
Revenues	$972.8	$924.8	$48.0	5
Cost of revenues	739.0	726.0	13.0	2
Selling, general and administrative expenses	133.7	113.5	20.1	18
Total operating expenses	872.7	839.6	33.1	4

Operating income	100.1	85.2	14.9	17
Margin	10.3%	9.2%
Interest expense, net	9.6	9.4	0.2	2
Other non-operating expense, net	1.2	1.5	(0.3)	(20)
Earnings before income taxes	89.3	74.3	15.0	20
Provision for income taxes	12.6	24.4	(11.9)	(48)
Effective tax rate	14.1%	32.8%
Net earnings	$76.7	$49.9	$26.9	54
Basic earnings per share	$0.66	$0.43	$0.23	53
Diluted earnings per share	$0.64	$0.42	$0.22	52

Three Months Ended September 30, 2018 versus Three Months Ended September 30, 2017
Revenues. Revenues for the three months ended September 30, 2018 were $972.8 million, an increase of $48.0 million, or 5%, compared to $924.8 million for the three months ended September 30, 2017. The $48.0 million increase was driven by higher recurring fee revenues of $27.4 million, or 5%, higher event-driven fee revenues of $17.7 million, or 30% and higher distribution revenues of $7.1 million, or 2%.
The higher recurring fee revenues of $27.4 million reflected: (i) gains from Net New Business (4pts) and (ii) contributions from our recent acquisitions (1pt), partially offset by (iii) impact of the revenue accounting change (1pt). The higher event-driven fee revenues were primarily from increased mutual fund proxy revenues, which was partially offset by decreased equity proxy contest revenues. Fluctuations in foreign currency exchange rates negatively impacted revenues by $4.2 million.
Total Operating expenses. Total operating expenses for the three months ended September 30, 2018 were $872.7 million, an increase of $33.1 million, or 4%, compared to $839.6 million for the three months ended September 30, 2017. Cost of revenues increased by $13.0 million, or 2%, and Selling, general and administrative expenses increased by $20.1 million, or 18%.
Cost of revenues for the three months ended September 30, 2018 were $739.0 million, an increase of $13.0 million, or 2%, compared to $726.0 million for the three months ended September 30, 2017. The increase primarily reflects higher operating costs from acquisitions, higher depreciation and amortization expense, and higher distribution cost of revenues driven by the increase in distribution revenues. Fluctuations in foreign currency exchange rates decreased cost of revenues by $5.6 million.
Selling, general and administrative expenses for the three months ended September 30, 2018 were $133.7 million, an increase of $20.1 million, or 18%, compared to $113.5 million for the three months ended September 30, 2017. The increase was primarily due to higher labor expenses, driven in part by higher performance-based compensation expense and the impact of acquisitions.
Operating income. Operating income for the three months ended September 30, 2018 was $100.1 million, an increase of $14.9 million, or 17%, compared to $85.2 million for the three months ended September 30, 2017. The increase is due to higher recurring fee revenues and event-driven fee revenues, partially offset by higher operating expenses as discussed above. Operating income margins increased to 10.3% for the three months ended September 30, 2018, compared to 9.2% for the three months ended September 30, 2017, primarily due to the increase in recurring fee revenues and event-driven fee revenues.
Interest expense, net. Interest expense, net for the three months ended September 30, 2018 was $9.6 million an increase of $0.2 million, or 2%, compared to $9.4 million for the three months ended September 30, 2017. The increase was due to an increase in interest expense of $0.2 million.
Other non-operating expense, net. Other non-operating expense, net for the three months ended September 30, 2018 was $1.2 million, a decrease of $0.3 million, or 20%, compared to $1.5 million for the three months ended September 30, 2017. The decrease was primarily due to an increase in fair value of marketable securities pursuant to an accounting change that was not in the comparable prior year period.
Earnings before income taxes. Earnings before income taxes for the three months ended September 30, 2018 were $89.3 million, an increase of $15.0 million, or 20%, compared to $74.3 million for the three months ended September 30, 2017.
Provision for income taxes. The Provision for income taxes and effective tax rate for the three months ended September 30, 2018 were $12.6 million and 14.1%, compared to $24.4 million and 32.8% for the three months ended September 30, 2017. The decrease in the effective tax rate for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 is primarily due to the U.S. federal corporate income tax rate change from 35% to 21% under the Tax Cuts and Jobs Act (“the Tax Act”), as well as the recognition of a $7.0 million excess tax benefit (the “ETB”) attributable to stock-based compensation. The ETB recognized for the comparable period ended September 30, 2017 was $1.5 million.
Net Earnings and Basic and Diluted earnings per share. Net earnings for the three months ended September 30, 2018 were $76.7 million, an increase of $26.9 million, or 54%, compared to $49.9 million for the three months ended September 30, 2017. The increase in Net earnings is primarily due to an increase in operating income primarily from the increase in recurring fee revenues and event-driven fee revenues and the decrease in the effective tax rate attributable to the enactment of the Tax Act and ETB.
Basic and Diluted earnings per share for the three months ended September 30, 2018 were $0.66 and $0.64, respectively, compared to $0.43 and $0.42 for the three months ended September 30, 2017, respectively.
Revenue Accounting Change. Event-driven fee revenues and distribution revenues for the three months ended September 30, 2017 would have been higher by $43.9 million and $18.5 million, respectively, if the prior year basis of revenue accounting followed the current year basis of revenue accounting. Consequently, for the three months ended September 30, 2018, event-driven fee revenues and distribution revenues would have decreased by $26.3 million, or 25%, and $11.4 million, or 3%, respectively, compared to the same period in the prior year, had the prior year basis of revenue accounting been the same as the current year.
For the three months ended December 31, 2017, event-driven fee revenues and distribution revenues would have been lower by $47.3 million and $21.4 million, respectively, due to the impact of the revenue accounting change, and for the six months ended December 31, 2017, event-driven fee revenues and distribution revenues would have been lower by $3.4 million and $2.9 million, respectively, due to the impact of the revenue accounting change.
Considering the impact of the revenue accounting change, operating income margins for the three months ended September 30, 2017 would have been 12.0% primarily due to the timing of recognition of event-driven revenues.

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
Revenues

	Three Months Ended September 30,
			Change
	2018	2017	$	%
	(in millions)
Investor Communication Solutions	$765.8	$726.4	$39.3	5
Global Technology and Operations	227.7	214.9	12.8	6
Foreign currency exchange	(20.7)	(16.5)	(4.2)	25
Total	$972.8	$924.8	$48.0	5

Earnings Before Income Taxes

	Three Months Ended September 30,
			Change
	2018	2017	$	%
	(in millions)
Investor Communication Solutions	$59.0	$45.6	$13.4	29
Global Technology and Operations	46.4	45.0	1.4	3
Other	(23.2)	(21.5)	(1.7)	8
Foreign currency exchange	7.1	5.2	1.9	37
Total	$89.3	$74.3	$15.0	20
Investor Communication Solutions

	Three Months Ended September 30,
			Change
	2018	2017	$	%
	(in millions)
Recurring fee revenues	$347.4	$332.9	$14.5	4
Event-driven fee revenues	76.9	59.3	17.7	30
Distribution revenues	341.4	334.2	7.1	2
Total	$765.8	$726.4	$39.3	5
Revenues. Investor Communication Solutions segment’s Revenues for the three months ended September 30, 2018 were $765.8 million an increase of $39.3 million, or 5%, compared to $726.4 million for the three months ended September 30, 2017. The $39.3 million increase was driven by: (i) higher event-driven fee revenues of $17.7 million, or 30%, (ii) higher recurring fee revenues of $14.5 million, or 4%, and (iii) an increase in distribution revenues of $7.1 million, or 2%.
Higher recurring fee revenues of 4% were attributable to: (i) Net New Business from increases in revenues from Closed sales (4pts) and (ii) revenues from acquisitions (2pts), partially offset by (iii) lower internal growth (2pts). The impact of the revenue accounting change on recurring fee revenue was negligible. Position growth compared to the same period in the prior year, which is a component of internal growth, was 7% for mutual fund and ETF interims. Although position growth was positive, internal growth was lower due to a decrease in communications related transactional volumes.
Higher event-driven fee revenues were the result of increased mutual fund proxy activity which was partially offset by decreased equity proxy contests.
Earnings before Income Taxes. Earnings before income taxes for the three months ended September 30, 2018 were $59.0 million an increase of $13.4 million, or 29%, compared to $45.6 million for the three months ended September 30, 2017. The earnings increase was primarily due to higher event-driven fee revenues and recurring fee revenues. Pre-tax margins increased by 1.4 percentage points to 7.7% from 6.3%.
Revenue Accounting Change. Event-driven fee revenues and distribution revenues for the three months ended September 30, 2017 would have been higher by $43.9 million and $18.5 million, respectively, if the prior year basis of revenue accounting followed the current year basis of revenue accounting. Consequently, for the three months ended September 30, 2018, event-driven fee revenues and distribution revenues would have decreased by $26.3 million, or 25%, and $11.4 million, or 3%, respectively, compared to the same period in the prior year.
For the three months ended December 31, 2017, event-driven fee revenues and distribution revenues would have been lower by $47.3 million and $21.4 million, respectively, due to the impact of the revenue accounting change. For the six months ended December 31, 2017, event-driven fee revenues and distribution revenues would have been lower by $3.4 million and $2.9 million, respectively, due to the impact of the revenue accounting change.
Considering the impact of the revenue accounting change, pre-tax margins for the three months ended September 30, 2017 would have been 10.2% primarily due to the timing of recognition of event-driven revenues.

Global Technology and Operations
Revenues. Global Technology and Operations segment’s Revenues for the three months ended September 30, 2018 were $227.7 million an increase of $12.8 million, or 6%, compared to $214.9 million for the three months ended September 30, 2017. The 6% increase was attributable to: (i) internal growth driven by higher trade levels (4pts) and (ii) higher Net New Business from Closed sales (3pts), partially offset by (iii) impact of the accounting change (1pt).
Earnings before Income Taxes. Earnings before income taxes for the three months ended September 30, 2018 were $46.4 million an increase of $1.4 million, or 3%, compared to $45.0 million for the three months ended September 30, 2017. The earnings increase was primarily due to higher organic revenues. Pre-tax margins decreased by 0.5 percentage points to 20.4% from 20.9%.
Revenue Accounting Change. Considering the impact of the revenue accounting change, earnings before income taxes for the three months ended September 30, 2017 would have been $1.7 million lower. Consequently, for the three months ended September 30, 2018, earnings would have increased by $3.1 million, or 7%, compared to the same period in the prior year.
Other
Loss before Income Taxes. Loss before income taxes was $23.2 million for the three months ended September 30, 2018, an increase of $1.7 million, or 8%, compared to $21.5 million for the three months ended September 30, 2017. The increased loss was primarily due to higher corporate expenses.
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

Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Earnings and Adjusted Earnings Per Share
These Non-GAAP measures reflect Operating income, Operating income margin, Net earnings, and Diluted earnings per share, as adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items that management believes are not indicative of our ongoing operating performance. These adjusted measures exclude the impact of: (i) Amortization of Acquired Intangibles and Purchased Intellectual Property and (ii) Acquisition and Integration Costs. Amortization of Acquired Intangibles and Purchased Intellectual Property represents non-cash amortization expenses associated with the Company's acquisition activities. Acquisition and Integration Costs represent certain transaction and integration costs associated with the Company’s acquisition activities.
We exclude Amortization of Acquired Intangibles and Purchased Intellectual Property as well as Acquisition and Integration Costs from our earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and these items do not reflect ordinary operations or earnings. Management believes these adjusted measures may be useful to an investor in evaluating the underlying operating performance of our business.

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
Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Three Months Ended September 30,
	2018	2017
	(in millions)
Operating income (GAAP)	$100.1	$85.2
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	21.9	19.4
Acquisition and Integration Costs	0.9	2.0
Adjusted Operating income (Non-GAAP)	$122.9	$106.7
Operating income margin (GAAP)	10.3%	9.2%
Adjusted Operating income margin (Non-GAAP)	12.6%	11.5%

	Three Months Ended September 30,
	2018	2017
	(in millions)
Net earnings (GAAP)	$76.7	$49.9
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	21.9	19.4
Acquisition and Integration Costs	0.9	2.0
Taxable adjustments	22.8	21.4
Tax impact of adjustments (a)	(5.0)	(7.0)
Adjusted Net earnings (Non-GAAP)	$94.5	$64.3

	Three Months Ended September 30,
	2018	2017
Diluted earnings per share (GAAP)	$0.64	$0.42
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.18	0.16
Acquisition and Integration Costs	0.01	0.02
Taxable adjustments	0.19	0.18
Tax impact of adjustments (a)	(0.04)	(0.06)
Adjusted earnings per share (Non-GAAP)	$0.79	$0.54

(a) Calculated using the GAAP effective tax rate, adjusted to exclude $7.0 million of excess tax benefits associated with stock-based compensation for the three months ended September 30, 2018. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Three Months Ended September 30,
	2018	2017
	(in millions)
Net cash flows used in operating activities (GAAP)	$(95.5)	$(93.3)
Capital expenditures and Software purchases and capitalized internal use software	(15.5)	(36.0)
Free cash flow (Non-GAAP)	$(111.0)	$(129.3)

Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	September 30, 2018	June 30, 2018
	(in millions)
Cash and cash equivalents:
Domestic cash	$71.5	$98.2
Cash held by foreign subsidiaries	66.3	103.6
Cash held by regulated entities	66.8	62.0
Total cash and cash equivalents	$204.7	$263.9
At September 30, 2018, Cash and cash equivalents were $204.7 million and Total stockholders’ equity was $1,234.0 million. At September 30, 2018, net working capital was $394.5 million compared to $213.8 million at June 30, 2018. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
At September 30, 2018, $66.3 million of the $204.7 million of Cash and cash equivalents were held by our foreign subsidiaries, and $66.8 million of Cash and cash equivalents were held by regulated entities. We expect existing domestic cash, cash equivalents, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If these funds are needed for our operations in the U.S., we would be required to pay foreign taxes to repatriate these funds. However, while we may do so at a future date, the Company does not need to repatriate future foreign earnings to fund U.S. operations.
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at September 30, 2018	Carrying value at September 30, 2018	Carrying value at June 30, 2018	Unused Available Capacity	Fair Value at September 30, 2018
			(in millions)

Long-term debt
Fiscal 2017 Revolving Credit Facility	February 2022	$250.0	$250.0	$160.0	$750.0	$250.0
Fiscal 2014 Senior Notes	September 2020	400.0	398.7	398.5	—	404.6
Fiscal 2016 Senior Notes	June 2026	500.0	495.0	494.8	—	472.9
Total debt		$1,150.0	$1,143.7	$1,053.4	$750.0	$1,127.5

Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2019	2020	2021	2022	2023	Thereafter	Total
(in millions)	$—	$—	$400.0	$250.0	$—	$500.0	$1,150.0
The Company has a $1.0 billion five-year revolving credit facility (the “Fiscal 2017 Revolving Credit Facility”), which is comprised of a $900.0 million U.S. dollar tranche and a $100.0 million multicurrency tranche. Borrowings under the Fiscal 2017 Revolving Credit Facility bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2017 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, which totaled $0.3 million for the three months ended September 30, 2018, and $0.3 million for the three months ended September 30, 2017, respectively. At September 30, 2018, the Company had $250.0 million in outstanding borrowings and had unused available capacity of $750.0 million under the Fiscal 2017 Revolving Credit Facility. The facility is scheduled to expire in February 2022.
At September 30, 2018, the carrying value of the Company’s outstanding Long-term debt was $1,143.7 million, consisting of: (i) borrowings on the Fiscal 2017 Revolving Credit Facility of $250.0 million, (ii) senior notes of $398.7 million ($400.0 million principal amount less $0.2 million bond discount and $1.1 million of unamortized debt issuance costs) due September 2020 and (iii) senior notes of $495.0 million ($500.0 million principal amount less $1.6 million bond discount and $3.3 million of unamortized debt issuance costs) due June 2026. The Fiscal 2017 Revolving Credit Facility and the senior notes are senior unsecured obligations of the Company and are ranked equally in right of payment. Interest on the senior notes due 2020 is payable semiannually on March 1st and September 1st each year based on a fixed per annum rate equal to 3.95%. Interest on the senior notes due 2026 is payable semiannually on June 27th and December 27th each year based on a fixed per annum rate equal to 3.40%.
Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain ratios.
Cash Flows

	Three Months Ended September 30,
			Change
	2018	2017	$
	(in millions)
Net cash flows used in operating activities	$(95.5)	$(93.3)	$(2.2)
Net cash flows used in investing activities	$(16.3)	$(41.2)	$24.9
Net cash flows provided by financing activities	$54.2	$146.1	$(92.0)

Free cash flow:
Net cash flows used in operating activities (GAAP)	$(95.5)	$(93.3)	$(2.2)
Capital expenditures and Software purchases and capitalized internal use software	(15.5)	(36.0)	20.4
Free cash flow (Non-GAAP)	$(111.0)	$(129.3)	$18.2

The increase in cash used in operating activities of $2.2 million in the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to: (i) increased cash used in working capital partially offset by (ii) an increase in Net earnings.
The decrease in cash used in investing activities of $24.9 million in the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily reflects a decrease in capital expenditures.
The decrease in cash provided by financing activities of $92.0 million in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily reflects a decrease in net proceeds from borrowings of $100.0 million.

Seasonality
Processing and distributing proxy materials and annual reports to investors in equity securities and mutual funds comprises a large portion of our Investor Communication Solutions business. We process and distribute the greatest number of proxy materials and annual reports during our third and fourth fiscal quarters. The recurring periodic activity of this business is linked to significant filing deadlines imposed by law on public reporting companies. Historically, this has caused our revenues, operating income, net earnings, and cash flows from operating activities to be higher in our fourth fiscal quarter than in any other quarter. During the three months ended September 30, 2018, the Company adopted ASU No. 2014-09 resulting in the majority of our revenues from equity proxy services being recognized in the third and fourth quarters. Notwithstanding the impact of ASU No. 2014-09, the seasonality of our revenues makes it difficult to estimate future operating results based on the results of any specific fiscal quarter and could affect an investor’s ability to compare our financial condition, results of operations, and cash flows on a fiscal quarter-by-quarter basis.
Income Taxes
Our effective tax rate for the three months ended September 30, 2018 was 14.1% compared to 32.8% for the three months ended September 30, 2017.
The decrease in the effective tax rate for the three months ended September 30, 2018 compared to the prior year period is primarily due to the U.S. federal corporate income tax rate change from 35% to 21% under the Tax Act, as well as the recognition of $7.0 million in ETB attributable to stock-based compensation. The ETB recognized for the comparable period ended September 30, 2017 was $1.5 million.
Contractual Obligations
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at September 30, 2018 are $326.3 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at September 30, 2018 are $26.2 million through fiscal year 2024, the final year of the contract.

The Company contributed $0.8 million to an equity method investment during the three months ended September 30, 2018, and has a remaining commitment of $1.0 million to fund this investment at September 30, 2018.
Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at September 30, 2018.
Off-balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company was not a party to any derivative financial instruments at September 30, 2018 or at June 30, 2018. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.
Recently-issued Accounting Pronouncements
Please refer to Note 2, “New Accounting Pronouncements” and Note 3, “Revenue Recognition” to our Condensed Consolidated Financial Statements under Item 1. of Part I of this Quarterly Report on Form 10-Q, for a discussion on the impact of new accounting pronouncements, including the impact of ASU No. 2014-09.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes related to market risk from the disclosures in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

Item 4.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2018 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A. to Part I in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed on August 7, 2018. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2018 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our first fiscal quarter ended September 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2018 - July 31, 2018	—	$—	—	7,791,606
August 1, 2018 - August 31, 2018	—	—	—	7,791,606
September 1, 2018 - September 30, 2018	8,149	135.14	—	7,791,606
Total	8,149	$135.14	—
_____________
(1) Includes 8,149 shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2) At September 30, 2018, the Company had 7,791,606 shares available for repurchase under its share repurchase program. The share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2018 and 2017, (ii) condensed consolidated statements of comprehensive income for the three months ended September 30, 2018 and 2017, (iii) condensed consolidated balance sheets as of September 30, 2018 and June 30, 2018, (iv) condensed consolidated statements of cash flows for the three months ended September 30, 2018 and 2017, and (v) the notes to the condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: November 6, 2018	By:	/s/ James M. Young
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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2018 and 2017, (ii) condensed consolidated statements of comprehensive income for the three months ended September 30, 2018 and 2017, (iii) condensed consolidated balance sheets as of September 30, 2018 and June 30, 2018, (iv) condensed consolidated statements of cash flows for the three months ended September 30, 2018 and 2017, and (v) the notes to the condensed consolidated financial statements.