Form 10-Q
period 2018-12-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2019-02-07
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of January 31, 2019, was 115,680,778 shares.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended December 31,		Six Months Ended December 31,
		2018	2017	2018	2017
Revenues	(Note 3)	$953.4	$1,012.8	$1,926.2	$1,937.6
Operating expenses:
Cost of revenues		734.0	769.3	1,473.0	1,495.3
Selling, general and administrative expenses		141.2	127.7	274.9	241.2
Total operating expenses		875.2	896.9	1,747.9	1,736.5
Operating income		78.2	115.9	178.3	201.1
Interest expense, net	(Note 5)	10.7	10.2	20.4	19.6
Other non-operating expenses, net	(Note 6)	3.2	2.2	4.4	3.7
Earnings before income taxes		64.3	103.5	153.6	177.8
Provision for income taxes	(Note 13)	14.4	41.4	27.0	65.8
Net earnings		$49.9	$62.1	$126.6	$112.0

Basic earnings per share		$0.43	$0.53	$1.09	$0.96
Diluted earnings per share		$0.42	$0.52	$1.06	$0.93

Weighted-average shares outstanding:
Basic	(Note 4)	116.3	116.6	116.3	116.5
Diluted	(Note 4)	119.1	120.3	119.4	120.1
Dividends declared per common share		$0.485	$0.365	$0.97	$0.73

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net earnings	$49.9	$62.1	$126.6	$112.0
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(6.1)	(2.4)	(16.1)	15.9
Net unrealized gains (losses) on available-for-sale securities, net of taxes of $(0.0) and $(0.3) for the three months ended December 31, 2018 and 2017, respectively; and $(0.0) and $(0.5) for the six months ended December 31, 2018 and 2017, respectively	—	0.8	—	1.1
Pension and post-retirement liability adjustment, net of taxes of $(0.1) and $(0.1) for the three months ended December 31, 2018 and 2017, respectively; and $(0.1) and $(0.2) for the six months ended December 31, 2018 and 2017, respectively	0.4	0.2	0.4	0.4
Total other comprehensive income (loss), net	(5.7)	(1.4)	(15.7)	17.4
Comprehensive income	$44.2	$60.7	$110.9	$129.4

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		December 31, 2018	June 30, 2018
Assets
Current assets:
Cash and cash equivalents		$249.8	$263.9
Accounts receivable, net of allowance for doubtful accounts of $2.2 and $2.7, respectively		607.4	615.0
Other current assets		109.3	112.2
Total current assets		966.4	991.1
Property, plant and equipment, net		187.9	204.1
Goodwill		1,254.3	1,254.9
Intangible assets, net		445.4	494.1
Other non-current assets	(Note 9)	503.6	360.5
Total assets		$3,357.6	$3,304.7
Liabilities and Stockholders’ Equity
Current liabilities:
Payables and accrued expenses	(Note 10)	$509.1	$671.0
Contract liabilities		88.8	106.3
Total current liabilities		597.9	777.3
Long-term debt	(Note 11)	1,194.1	1,053.4
Deferred taxes		74.0	57.9
Contract liabilities		169.2	75.2
Other non-current liabilities		199.7	246.5
Total liabilities		2,234.9	2,210.4
Commitments and contingencies	(Note 14)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 115.7 and 116.3 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,087.8	1,048.5
Retained earnings		1,843.8	1,727.0
Treasury stock, at cost: 38.8 and 38.1 shares, respectively		(1,741.4)	(1,630.8)
Accumulated other comprehensive loss	(Note 15)	(69.2)	(51.9)
Total stockholders’ equity		1,122.6	1,094.3
Total liabilities and stockholders’ equity		$3,357.6	$3,304.7

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended December 31,
	2018	2017
Cash Flows From Operating Activities
Net earnings	$126.6	$112.0
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	42.5	40.0
Amortization of acquired intangibles and purchased intellectual property	43.2	39.2
Amortization of other assets	44.6	22.9
Stock-based compensation expense	29.4	24.7
Deferred income taxes	(10.0)	(11.2)
Other	(13.4)	(1.7)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Decrease in Accounts receivable, net	11.0	18.0
Increase in Other current assets	(12.1)	(6.2)
Decrease in Payables and accrued expenses	(158.4)	(147.5)
Increase (decrease) in Contract liabilities	13.3	(5.5)
Non-current assets and liabilities:
Increase in Other non-current assets	(87.3)	(37.9)
Increase in Other non-current liabilities	52.8	95.1
Net cash flows provided by operating activities	82.1	141.8
Cash Flows From Investing Activities
Capital expenditures	(21.0)	(42.1)
Software purchases and capitalized internal use software	(9.3)	(10.4)
Acquisitions, net of cash acquired	—	(30.2)
Other investing activities	(1.8)	(2.8)
Net cash flows used in investing activities	(32.0)	(85.4)
Cash Flows From Financing Activities
Debt proceeds	210.0	190.0
Debt repayments	(70.0)	(70.0)
Dividends paid	(99.0)	(80.4)
Purchases of Treasury stock	(120.3)	(3.0)
Proceeds from exercise of stock options	19.1	4.4
Other financing activities	(1.8)	(5.5)
Net cash flows (used in) provided by financing activities	(61.9)	35.4
Effect of exchange rate changes on Cash and cash equivalents	(2.3)	3.6
Net change in Cash and cash equivalents	(14.1)	95.4
Cash and cash equivalents, beginning of period	263.9	271.1
Cash and cash equivalents, end of period	$249.8	$366.5
Supplemental disclosure of cash flow information:
Cash payments made for interest	$20.6	$19.9
Cash payments made for income taxes, net of refunds	$61.6	$124.9
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$1.8	$1.7
Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation and a part of the S&P 500® Index, is a global financial technology leader providing investor communications and technology-driven solutions to banks, broker-dealers, asset managers and corporate issuers. Broadridge’s services include investor and customer communications, securities processing, and data and analytics solutions. In short, Broadridge provides important infrastructure that powers the financial services industry. With over 50 years of experience, including over 10 years as an independent public company, Broadridge provides financial services firms with advanced, dependable, scalable and cost-effective integrated solutions. Broadridge’s solutions help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities.

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
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) and in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “2018 Annual Report”) filed on August 7, 2018 with the SEC. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at December 31, 2018 and June 30, 2018, the results of its operations for the three and six months ended December 31, 2018 and 2017, and its cash flows for the six months ended December 31, 2018 and 2017. Certain prior period amounts have been reclassified to conform to the current year presentation, except as it relates to (i) Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” and its related amendments (collectively “ASU No. 2014-09”), (ii) ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU No. 2016-01”), and (iii) ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU No. 2018-02”), as described further below.

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
E. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, the Company has reviewed events that have occurred after December 31, 2018 through the date of issuance of the Condensed Consolidated Financial Statements. During this period, the Company did not have any subsequent events for disclosure.
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
In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business” (“ASU No. 2017-01”). ASU No. 2017-01 narrows the definition of a business, in part by concluding that an integrated set of assets and activities (referred to as a “set”) is not a business when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets. ASU No. 2017-01 became effective for the Company beginning in the first quarter of fiscal year 2019, and was applied on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU No. 2016-02”), as subsequently amended by ASU No. 2018-10 “Codification Improvements to Topic 842, Leases”, ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements”, and ASU No. 2018-20 “Leases (Topic 842): Narrow Scope Improvements for Lessors” (collectively referred to herein as “ASU No. 2016-02, as amended”). Under ASU No. 2016-02, as amended, all lease arrangements, with certain limited exceptions, exceeding a twelve-month term must now be recognized as assets and liabilities on the balance sheet of the lessee by recording a right-of-use asset and corresponding lease obligation generally equal to the present value of the future lease payments over the lease term. Further, the income statement will reflect lease expense for leases classified as operating and amortization/interest expense for leases classified as financing, determined using classification criteria substantially similar to the current lease guidance for distinguishing between an operating and capital lease. ASU No. 2016-02, as amended, also contains certain additional qualitative and quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. ASU No. 2016-02, as amended, is effective for the Company in the first quarter of fiscal year 2020 and can be adopted using either a modified retrospective basis which requires adjustment to all comparative periods presented in the consolidated financial statements, or by recognizing a cumulative-effect adjustment to the opening balance of retained earnings at the date of initial application. The Company has elected to adopt ASU No. 2016-02, as amended, by recognizing a cumulative-effect adjustment to the opening balance of retained earnings at the date of initial application. The Company is currently evaluating the impact of the pending adoption of ASU No. 2016-02, as amended, on the Company’s Condensed Consolidated Financial Statements.
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

Contract Costs
Direct costs incurred to set up or convert a client’s systems to function with the Company’s technology, that are expected to be recovered, are generally deferred and recognized on a straight-line basis over the service term of the arrangement to which the costs relate, which commences after client acceptance when the processing term begins. The Company evaluates the carrying value of deferred client conversion and start-up costs for impairment on the basis of whether these costs are fully recoverable from the expected future undiscounted net operating cash flows of the client to which the deferred costs relate. These deferred costs are reflected in Other non-current assets in the Condensed Consolidated Balance Sheets at December 31, 2018 and June 30, 2018, respectively. Refer to Note 9, “Other Non-Current Assets” for a further description of the Company’s Deferred client conversion and start-up costs.

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

	Three Months Ended December 31,	Six Months Ended December 31,

	2018	2018
	(in millions)
Investor Communication Solutions
Equity proxy	$41.7	$72.7
Mutual fund and exchange traded funds (“ETF”) interims	60.7	118.5
Customer communications and fulfillment	182.6	357.5
Other ICS	82.1	165.9
Total ICS Recurring fee revenues	367.2	714.6

Equity and other	19.5	43.6
Mutual funds	28.6	81.4
Total ICS Event-driven fee revenues	48.1	125.1

Distribution revenues	322.9	664.2

Total ICS Revenues	$738.1	$1,503.9

Global Technology and Operations
Equities and other	$196.5	$384.2
Fixed income	40.1	80.1
Total GTO Recurring fee revenues	236.6	464.3

Foreign currency exchange	(21.4)	(42.0)

Total Revenues	$953.4	$1,926.2

Revenues by Type
Recurring fee revenues	$603.8	$1,179.0
Event-driven fee revenues	48.1	125.1
Distribution revenues	322.9	664.2
Foreign currency exchange	(21.4)	(42.0)
Total Revenues	$953.4	$1,926.2
Contract Balances
The following table provides information about contract assets and liabilities:

	December 31, 2018	July 1, 2018
	(in millions)
Contract assets	$35.9	$35.5
Contract liabilities	$258.0	$162.8

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

During the six months ended December 31, 2018, contract liabilities increased primarily due to the impact of client contract terminations. The Company recognized $89.9 million of revenue during the six months ended December 31, 2018 that was included in the contract liability balance as of July 1, 2018.

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

Quantitative Impact on Financial Statements

The following tables summarize the impact of ASU No. 2014-09 adoption on the Company’s Condensed Consolidated Statement of Earnings for the three and six months ended December 31, 2018, respectively.

	Three Months Ended December 31, 2018			Six Months Ended December 31, 2018
	As reported	Effects of ASU 2014-09	Without Effects of ASU No. 2014-09	As reported	Effects of ASU 2014-09	Without Effects of ASU No. 2014-09
	(in millions)			(in millions)
Consolidated Statement of Earnings
Revenues	$953.4	$82.2	$1,035.6	$1,926.2	$118.9	$2,045.1
Cost of revenues	734.0	14.1	748.1	1,473.0	13.3	1,486.3
Selling, general and administrative expenses	141.2	0.4	141.6	274.9	(2.5)	272.3
Operating income	78.2	67.7	145.9	178.3	108.1	286.4
Earnings before income taxes	64.3	67.7	132.0	153.6	108.1	261.7
Provision for income taxes	14.4	16.6	31.0	27.0	26.5	53.5
Net earnings	$49.9	$51.1	$101.0	$126.6	$81.6	$208.2
Basic earnings per share	$0.43	$0.44	$0.87	$1.09	$0.70	$1.79
Diluted earnings per share	$0.42	$0.43	$0.85	$1.06	$0.68	$1.74

The following table summarizes the impact of ASU No. 2014-09 adoption on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2018.

	As reported	Effects of ASU 2014-09	Without Effects of ASU No. 2014-09
	(in millions)
Consolidated Balance Sheet
Assets:
Current assets	$966.4	$(2.3)	$964.1
Total assets	$3,357.6	$(126.9)	$3,230.7
Liabilities:
Current liabilities	$597.9	$(8.1)	$589.8
Total liabilities	$2,234.9	$(108.2)	$2,126.7
Stockholders’ equity:
Total stockholders’ equity	$1,122.6	$(18.7)	$1,104.0

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
The computation of diluted EPS excluded options of 0.6 million to purchase Broadridge common stock for the three months ended December 31, 2018, and options of less than 0.1 million to purchase Broadridge common stock for the six months ended December 31, 2018, as the effect of their inclusion would have been anti-dilutive.

The computation of diluted EPS excluded options of 0.1 million to purchase Broadridge common stock for the three months ended December 31, 2017, and options of 0.1 million to purchase Broadridge common stock for the six months ended December 31, 2017, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Weighted-average shares outstanding:
Basic	116.3	116.6	116.3	116.5
Common stock equivalents	2.8	3.8	3.1	3.5
Diluted	119.1	120.3	119.4	120.1
NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in millions)
Interest expense on borrowings	$11.3	$10.8	$21.6	$20.8
Interest income	(0.6)	(0.6)	(1.2)	(1.2)
Interest expense, net	$10.7	$10.2	$20.4	$19.6

NOTE 6. OTHER NON-OPERATING EXPENSES, NET
Other non-operating expenses, net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in millions)
Investment (gains) losses, net	$1.6	$1.5	$2.9	$2.4
Other (gains) losses, net	1.5	0.8	1.7	1.6
Foreign currency exchange (gain) loss	0.1	—	(0.3)	(0.3)
Other non-operating expenses, net	$3.2	$2.2	$4.4	$3.7

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
During the three and six months ended December 31, 2018, there were no business combinations or asset acquisitions.

The following represents the fiscal year 2018 acquisitions:

BUSINESS COMBINATIONS
Summit
In October 2017, the Company completed the acquisition of Summit Financial Disclosure, LLC (“Summit”), a full service financial document management solutions provider, including document composition and regulatory filing services. The aggregate purchase price was $30.6 million, consisting of $26.4 million in cash payments net of cash acquired, a $1.4 million note payable to the sellers that was settled in the fiscal quarter ended December 31, 2018, and a contingent consideration liability with an acquisition date fair value of $2.7 million. The contingent consideration liability is payable over the next three years upon the achievement by the acquired business of certain revenue and earnings targets. The contingent consideration liability has a maximum potential pay-out of $11.0 million upon the achievement in full of the defined financial targets by the acquired business. Net tangible assets acquired in the transaction were $0.2 million. This acquisition resulted in $18.5 million of Goodwill, which is primarily tax deductible. Intangible assets acquired, which totaled $12.0 million, consist primarily of software technology and customer relationships which are being amortized over a five-year life and seven-year life, respectively.
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
The following tables set forth the Company’s financial assets and liabilities at December 31, 2018 and June 30, 2018, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$69.8	$—	$—	$69.8
Other current assets:
Securities	0.2	—	—	0.2
Other non-current assets:
Securities	71.3	—	—	71.3
Total assets as of December 31, 2018	$141.3	$—	$—	$141.3
Liabilities:
Contingent consideration obligations	—	—	17.4	17.4
Total liabilities as of December 31, 2018	$—	$—	$17.4	$17.4

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$86.8	$—	$—	$86.8
Other current assets:
Securities	0.1	—	—	0.1
Other non-current assets:
Securities	66.9	—	—	66.9
Total assets as of June 30, 2018	$153.8	$—	$—	$153.8
Liabilities:
Contingent consideration obligations	—	—	18.6	18.6
Total liabilities as of June 30, 2018	$—	$—	$18.6	$18.6
_____________

(1)	Money market funds include money market deposit account balances of $20.0 million and $28.4 million as of December 31, 2018 and June 30, 2018, respectively.

In addition, the company has non-marketable securities with a carrying amount of $8.7 million as of December 31, 2018 that are classified as part of Other non-current assets.
The following table sets forth an analysis of changes during the three and six months ended December 31, 2018 and 2017, in Level 3 financial liabilities of the Company:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
			(in millions)
Beginning balance	$18.1	$8.4	$18.6	$6.7
Additional contingent consideration incurred	—	2.7	—	4.5
Increase (decrease) in contingent consideration liability	—	—	—	—
Foreign currency impact on contingent consideration liability	(0.2)	0.2	(0.6)	0.2
Payments	(0.4)	—	(0.6)	—
Ending balance	$17.4	$11.3	$17.4	$11.3
Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.
NOTE 9. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	December 31, 2018	June 30, 2018
	(in millions)
Deferred client conversion and start-up costs	$199.4	$169.5
Deferred sales commissions costs	85.1	—
Contract assets (a)	35.9	16.5
Deferred data center costs (b)	31.9	35.0
Long-term investments	85.0	80.3
Long-term broker fees	35.4	28.7
Other	30.9	30.5
Total	$503.6	$360.5
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
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses during the three and six months ended December 31, 2018 were $16.8 million and $32.6 million, respectively.

NOTE 10. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	December 31, 2018	June 30, 2018
	(in millions)
Accounts payable	$137.5	$191.8
Employee compensation and benefits	149.2	233.2
Accrued broker fees	50.5	85.2
Accrued taxes	18.3	25.3
Accrued dividend payable	56.1	42.5
Customer deposits	42.1	39.2
Other	55.4	53.9
Total	$509.1	$671.0

NOTE 11. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at December 31, 2018	Carrying value at December 31, 2018	Carrying value at June 30, 2018	Unused Available Capacity	Fair Value at December 31, 2018
			(in millions)
Long-term debt
Fiscal 2017 Revolving Credit Facility	February 2022	$300.0	$300.0	$160.0	$700.0	$300.0
Fiscal 2014 Senior Notes	September 2020	400.0	398.9	398.5	—	402.9
Fiscal 2016 Senior Notes	June 2026	500.0	495.2	494.8	—	472.3
Total debt		$1,200.0	$1,194.1	$1,053.4	$700.0	$1,175.2

Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2019	2020	2021	2022	2023	Thereafter	Total
(in millions)	$—	$—	$400.0	$300.0	$—	$500.0	$1,200.0

Fiscal 2017 Revolving Credit Facility: On February 6, 2017, the Company entered into an amended and restated $1.0 billion five-year revolving credit facility (the “Fiscal 2017 Revolving Credit Facility”), which replaced the $750.0 million five-year revolving credit facility entered into during August 2014 (the “Fiscal 2015 Revolving Credit Facility”) (together the “Revolving Credit Facilities”). The Fiscal 2017 Revolving Credit Facility is comprised of a $900.0 million U.S. dollar tranche and a $100.0 million multicurrency tranche. At December 31, 2018, the Company had $300.0 million in outstanding borrowings and had unused available capacity of $700.0 million under the Fiscal 2017 Revolving Credit Facility.
The weighted-average interest rate on the Revolving Credit Facilities was 3.24% and 3.13% for the three and six months ended December 31, 2018, respectively, and 2.25% and 2.23% for the three and six months ended December 31, 2017, respectively. The fair value of the variable-rate Fiscal 2017 Revolving Credit Facility borrowings at December 31, 2018 approximates carrying value and has been classified as a Level 2 financial liability.

Borrowings under the Fiscal 2017 Revolving Credit Facility can be made in tranches up to 360 days and bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2017 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, similar to the previous Fiscal 2015 Revolving Credit Facility. The annual facility fees for the Revolving Credit Facilities totaled $0.3 million and $0.6 million for the three and six months ended December 31, 2018, respectively, and $0.3 million and $0.6 million for the three and six months ended December 31, 2017, respectively. The Company incurred $1.8 million in costs to establish the Fiscal 2017 Revolving Credit Facility. As of December 31, 2018, $1.8 million of these costs remain to be amortized (including $0.1 million and $0.5 million of issuance costs from the Fiscal 2012 Revolving Credit Facility and Fiscal 2015 Revolving Credit Facility, respectively). Such costs are capitalized in Other non-current assets in the Condensed Consolidated Balance Sheets and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the term of this facility.
The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2017 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2017 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At December 31, 2018, the Company is in compliance with all covenants of the Fiscal 2017 Revolving Credit Facility.
Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1st and September 1st each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At December 31, 2018, the Company is in compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the seven-year term. As of December 31, 2018 and June 30, 2018, $1.0 million and $1.3 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2014 Senior Notes. The fair value of the fixed-rate Fiscal 2014 Senior Notes at December 31, 2018 and June 30, 2018 was $402.9 million and $405.8 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 8, “Fair Value of Financial Instruments”).
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At December 31, 2018, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Fiscal 2016 Senior Notes are senior unsecured obligations of the Company and rank equally with the Company’s other senior indebtedness. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.5 million in debt issuance costs to establish the Fiscal 2016 Senior Notes. These costs have been capitalized and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. As of December 31, 2018 and June 30, 2018, $3.2 million and $3.5 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2016 Senior Notes. The fair value of the fixed-rate Fiscal 2016 Senior Notes at December 31, 2018 and June 30, 2018 was $472.3 million and $474.4 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 8, “Fair Value of Financial Instruments”).
The Fiscal 2017 Revolving Credit Facility, Fiscal 2014 Senior Notes, and Fiscal 2016 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of December 31, 2018 and June 30, 2018, there were no outstanding borrowings under these lines of credit.

NOTE 12. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended December 31, 2018 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at October 1, 2018	4,057,228	$56.76	968,415	$67.93	376,655	$75.20
Granted	23,447	107.52	288,503	123.70	120,980	116.35
Exercise of stock options (a)	(34,733)	29.35	—	—	—	—
Vesting of restricted stock units	—	—	(17,163)	41.84	—	—
Expired/forfeited	(2,930)	93.88	(34,168)	73.95	(1,480)	77.02
Balances at December 31, 2018 (b),(c)	4,043,012	$57.27	1,205,587	$81.48	496,155	$85.23
____________

(a)	Stock options exercised during the period of October 1, 2018 through December 31, 2018 had an aggregate intrinsic value of $2.5 million.

(b)
As of December 31, 2018, the Company’s outstanding vested and currently exercisable stock options using the December 31, 2018 closing stock price of $96.25 (approximately 2.1 million shares) had an aggregate intrinsic value of $120.5 million with a weighted-average exercise price of $39.12 and a weighted-average remaining contractual life of 5.0 years. The total of all stock options outstanding as of December 31, 2018 have a weighted-average remaining contractual life of 6.5 years.

(c)
As of December 31, 2018, time-based restricted stock units and performance-based restricted stock units expected to vest using the December 31, 2018 closing stock price of $96.25 (approximately 1.1 million and 0.5 million shares, respectively) had an aggregate intrinsic value of $110.4 million and $46.3 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.

The activity related to the Company’s incentive equity awards for the six months ended December 31, 2018 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at July 1, 2018	4,478,288	$55.69	982,399	$67.72	395,689	$74.29
Granted	23,447	107.52	292,946	123.73	123,187	115.92
Exercise of stock options (a)	(450,158)	43.50	—	—	—	—
Vesting of restricted stock units	—	—	(17,163)	41.84	(19,077)	58.97
Expired/forfeited	(8,565)	93.88	(52,595)	72.75	(3,644)	72.28
Balances at December 31, 2018	4,043,012	$57.27	1,205,587	$81.48	496,155	$85.23
____________

(a)	Stock options exercised during the period of July 1, 2018 through December 31, 2018 had an aggregate intrinsic value of $38.7 million.

The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $18.6 million and $16.2 million, as well as related expected tax benefits of $4.2 million and $4.4 million were recognized for the three months ended December 31, 2018 and 2017, respectively. Stock-based compensation expense of $29.4 million and $24.7 million, as well as related expected tax benefits of $6.6 million and $7.3 million were recognized for the six months ended December 31, 2018 and 2017, respectively.
As of December 31, 2018, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $13.9 million and $63.2 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.9 years and 1.8 years, respectively.
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
NOTE 13. INCOME TAXES
The provision for income taxes for the three and six months ended December 31, 2018 was $14.4 million and $27.0 million compared to $41.4 million and $65.8 million for the three and six months ended December 31, 2017.
The effective tax rate for the three and six months ended December 31, 2018 was 22.4% and 17.6% compared to 40.0% and 37.0% for the three and six months ended December 31, 2017.
The decrease in the effective tax rate for the three and six months ended December 31, 2018, compared to the comparable prior year periods is primarily due to the U.S federal corporate income tax rate change from 35% to 21% under the Tax Act, which resulted in a blended U.S. federal corporate income tax rate of 28.1% for the prior year and a 21% tax rate for the current year. Included in the provision for taxes for the three and six months ended December 31, 2018 is $0.8 million and $7.9 million, respectively, of excess tax benefits (the “ETB”) attributable to stock-based compensation. The ETB recognized for the three and six months ended December 31, 2017 were $1.5 million and $3.0 million, respectively.
In addition, the Company accrued in the comparable prior year period a one-time net expense of approximately $16.1 million to reflect a one-time transition tax on earnings of certain foreign subsidiaries at December 31, 2017, partially offset by a benefit related to the remeasurement of the Company’s net U.S. federal and state deferred tax liabilities. The net $16.1 million one-time expense was adjusted to $15.4 million in the fourth quarter of the prior fiscal year. Pursuant to the enactment of the Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provided the Company with up to one year to finalize accounting for the impacts of the Tax Act. The Company has determined that the ultimate one-time prior year net tax impact from the enactment of the Tax Act was approximately $14.9 million.
NOTE 14. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
In March 2010, the Company and IBM entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at December 31, 2018 are $320.2 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional

12-month term or one additional 24-month term. Commitments remaining under this agreement at December 31, 2018 are $25.2 million through fiscal year 2024, the final year of the contract.

Equity Method Investment

The Company contributed $1.8 million to an equity method investment during the six months ended December 31, 2018, and has a remaining commitment of $1.8 million to fund this investment at December 31, 2018.
Other
In the normal course of business, the Company is subject to various claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material impact on its financial condition, results of operations or cash flows.
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at December 31, 2018 or at June 30, 2018.
In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
Our business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), a wholly-owned indirect subsidiary, which is a broker-dealer registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”), which requires BBPO to maintain a minimum amount of net capital. At December 31, 2018, BBPO was in compliance with this net capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires that BBPO maintain a minimum amount of net capital. At December 31, 2018, BBPO was in compliance with this net capital requirement.
In addition, Matrix Trust Company, a wholly-owned indirect subsidiary, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At December 31, 2018, Matrix Trust Company was in compliance with its capital requirements.

NOTE 15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three and six months ended December 31, 2018, and 2017, respectively:

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at October 1, 2018	$(53.3)	$—	$(10.2)	$(63.5)
Other comprehensive income/(loss) before reclassifications	(6.1)	—	0.4	(5.7)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	—	—
Balances at December 31, 2018	$(59.3)	$—	$(9.8)	$(69.2)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at October 1, 2017	$(30.6)	$2.6	$(9.0)	$(37.1)
Other comprehensive income/(loss) before reclassifications	(2.4)	0.8	—	(1.6)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.2	0.2
Balances at December 31, 2017	$(33.0)	$3.3	$(8.8)	$(38.4)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2018	$(43.2)	$—	$(10.2)	$(53.5)
Other comprehensive income/(loss) before reclassifications	(16.1)	—	0.4	(15.7)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	—	—
Balances at December 31, 2018	$(59.3)	$—	$(9.8)	$(69.2)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2017	$(48.9)	$2.3	$(9.2)	$(55.8)
Other comprehensive income/(loss) before reclassifications	15.9	1.1	—	17.0
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.4	0.4
Balances at December 31, 2017	$(33.0)	$3.3	$(8.8)	$(38.4)

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
Segment results:

	Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in millions)
Investor Communication Solutions	$738.1	$802.2	$1,503.9	$1,528.6
Global Technology and Operations	236.6	228.0	464.3	442.9
Foreign currency exchange	(21.4)	(17.4)	(42.0)	(33.9)
Total	$953.4	$1,012.8	$1,926.2	$1,937.6

	Earnings (Loss) before Income Taxes
	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in millions)
Investor Communication Solutions	$37.0	$72.4	$96.0	$118.0
Global Technology and Operations	47.3	50.6	93.7	95.7
Other	(27.9)	(26.5)	(51.0)	(48.0)
Foreign currency exchange	7.9	7.0	15.0	12.1
Total	$64.3	$103.5	$153.6	$177.8

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
Overview
Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation and a part of the S&P 500 Index, is a global financial technology leader providing investor communications and technology-driven solutions to banks, broker-dealers, asset managers and corporate issuers. Our services include investor and customer communications, securities processing, and data and analytics solutions. In short, we provide important infrastructure that powers the financial services industry. With over 50 years of experience, including over 10 years as an independent public company, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated solutions. Our solutions help reduce the need for clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities.

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
Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and six months ended December 31, 2018 compared to the three and six months ended December 31, 2017. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
“Tax Act items” represent the net impact of a U.S. federal transition tax on earnings of certain foreign subsidiaries, foreign jurisdiction withholding taxes with respect to the earnings deemed repatriated for U.S. tax purposes, and certain benefits related to the remeasurement of the Company’s net U.S. federal and state deferred tax liabilities attributable to the recording of the impact from the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law on December 22, 2017.
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

Event-driven fee revenues are based on the number of special events and corporate transactions we process. Event-driven activity is impacted by financial market conditions and changes in regulatory compliance requirements, resulting in fluctuations in the timing and levels of event-driven fee revenues. As such, the timing and level of event-driven activity and its potential impact on revenues and earnings are difficult to forecast. During the three months ended December 31, 2018 we were able to separate certain annually recurring mutual fund related communications that were previously included in event-driven fee revenues. These activities are presented within recurring fee revenues commencing in the three months ended December 31, 2018. We were not able to reliably estimate the portion of event-driven fee revenues attributable to these activities in prior periods. We estimate the impact of this reclassification will add approximately $4 million to recurring fee revenues for the three months ended December 31, 2018 and $15 million to recurring fee revenues for the year ended June 30, 2019, and will be captured within recurring fee revenues internal growth.
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the six months ended December 31, 2018, mutual fund proxy fee revenues were 26% lower compared to the six months ended December 31, 2017. During the full fiscal years 2018 and 2017, mutual fund proxy fee revenues were 28% higher and 19% higher than the prior fiscal year, respectively. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
Closed Sales
Closed sales for the three months ended December 31, 2018 were $105.9 million, an increase of $67.1 million or 174%, compared to $38.7 million for the three months ended December 31, 2017. Closed sales for the three months ended December 31, 2018 are net of an allowance adjustment of $4.4 million.
Closed sales for the six months ended December 31, 2018 were $124.3 million an increase of $62.7 million or 102%, compared to $61.6 million for the six months ended December 31, 2017. Closed sales for the six months ended December 31, 2018 are net of an allowance adjustment of $5.2 million.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended December 31, 2018 versus Three Months Ended December 31, 2017
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended December 31, 2018 and 2017, and the dollar and percentage changes between periods:

	Three Months Ended December 31,
			Change
	2018	2017	$	%
	(in millions, except per share amounts)
Revenues	$953.4	$1,012.8	$(59.4)	(6)
Cost of revenues	734.0	769.3	(35.2)	(5)
Selling, general and administrative expenses	141.2	127.7	13.5	11
Total operating expenses	875.2	896.9	(21.7)	(2)

Operating income	78.2	115.9	(37.7)	(33)
Margin	8.2%	11.4%
Interest expense, net	10.7	10.2	0.6	5
Other non-operating expenses, net	3.2	2.2	0.9	45
Earnings before income taxes	64.3	103.5	(39.2)	(38)
Provision for income taxes	14.4	41.4	(27.0)	(65)
Effective tax rate	22.4%	40.0%
Net earnings	$49.9	$62.1	$(12.2)	(20)
Basic earnings per share	$0.43	$0.53	$(0.10)	(19)
Diluted earnings per share	$0.42	$0.52	$(0.10)	(19)
Three Months Ended December 31, 2018 versus Three Months Ended December 31, 2017
Revenues. Revenues for the three months ended December 31, 2018 were $953.4 million, a decrease of $59.4 million, or 6%, compared to $1,012.8 million for the three months ended December 31, 2017. The $59.4 million decrease was driven by lower event-driven fee revenues of $49.2 million, or 51% after previously increasing 227% in the fiscal second quarter of 2018 from increased mutual fund proxy activity and equity proxy contests, and lower distribution revenues of $47.6 million, or 13%, partially offset by higher recurring fee revenues of $41.4 million, or 7%.
The higher recurring fee revenues of $41.4 million reflected: (i) gains from Net New Business (3pts) (ii) internal growth (3pts) (iii) contributions from our recent acquisitions (1pt) and (iv) impact of the revenue accounting change (1pt). The lower event-driven fee revenues were primarily from decreased mutual fund proxy revenues and equity proxy contest revenues. Fluctuations in foreign currency exchange rates negatively impacted revenues by $4.0 million.
Total Operating expenses. Total operating expenses for the three months ended December 31, 2018 were $875.2 million, a decrease of $21.7 million, or 2%, compared to $896.9 million for the three months ended December 31, 2017. Cost of revenues decreased by $35.2 million, or 5%, and Selling, general and administrative expenses increased by $13.5 million, or 11%.
Cost of revenues for the three months ended December 31, 2018 were $734.0 million, a decrease of $35.2 million, or 5%, compared to $769.3 million for the three months ended December 31, 2017. The decrease primarily reflects lower distribution cost of revenues driven by the decrease in distribution revenues, partially offset by higher labor costs driven in part by the impact of acquisitions. Fluctuations in foreign currency exchange rates decreased cost of revenues by $4.5 million.
Selling, general and administrative expenses for the three months ended December 31, 2018 were $141.2 million, an increase of $13.5 million, or 11%, compared to $127.7 million for the three months ended December 31, 2017. The increase was primarily due to higher labor expenses, including higher performance-based compensation expense, increased spending on technology initiatives, and the impact of acquisitions.
Operating income. Operating income for the three months ended December 31, 2018 was $78.2 million, a decrease of $37.7 million, or 33%, compared to $115.9 million for the three months ended December 31, 2017. Operating income margins decreased to 8.2% for the three months ended December 31, 2018, compared to 11.4% for the three months ended December 31, 2017. The decrease in Operating income margin is primarily due to (i) the decrease in higher-margin event-driven fee revenues and (ii) higher selling, general and administrative expenses, primarily due to higher selling expenses and increased spending on technology initiatives, which more than offset (iii) the decrease in cost of revenues primarily from the decrease in distribution revenues and (iv) the increase in recurring fee revenues.
Interest expense, net. Interest expense, net for the three months ended December 31, 2018 was $10.7 million, an increase of $0.6 million, or 5%, compared to $10.2 million for the three months ended December 31, 2017.
Other non-operating expenses, net. Other non-operating expenses, net for the three months ended December 31, 2018 was $3.2 million, an increase of $0.9 million, or 45%, compared to $2.2 million for the three months ended December 31, 2017. The increase was primarily due to unrealized losses on marketable securities related to an accounting change that was not in the comparable prior year period.
Earnings before income taxes. Earnings before income taxes for the three months ended December 31, 2018 were $64.3 million, a decrease of $39.2 million, or 38%, compared to $103.5 million for the three months ended December 31, 2017.
Provision for income taxes. The Provision for income taxes and effective tax rate for the three months ended December 31, 2018 were $14.4 million and 22.4%, compared to $41.4 million and 40.0% for the three months ended December 31, 2017. The decrease in the effective tax rate for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 is primarily due to the U.S. federal corporate income tax rate change from 35% to 21% under the Tax Act, which resulted in a blended U.S. federal corporate income tax rate of 28.1% for the prior year and a 21% tax rate for the current year. Included in the provision for taxes is $0.8 million of excess tax benefits (the “ETB”) attributable to stock-based compensation. The ETB recognized for the comparable period ended December 31, 2017 was $1.5 million. In addition, the Company accrued in the comparable prior year period a one-time net expense of approximately $16.1 million to reflect a one-time transition tax on earnings of certain foreign subsidiaries at December 31, 2017, partially offset by a benefit related to the remeasurement of the Company’s net U.S. federal and state deferred tax liabilities.
Net Earnings and Basic and Diluted earnings per share. Net earnings for the three months ended December 31, 2018 were $49.9 million, a decrease of $12.2 million, or 20%, compared to $62.1 million for the three months ended December 31, 2017. The decrease in Net earnings is primarily due to a decrease in operating income primarily from the decrease in event-driven fee revenues partially offset by the decrease in the effective tax rate attributable to the Tax Act.
Basic and Diluted earnings per share for the three months ended December 31, 2018 were $0.43 and $0.42, respectively, compared to $0.53 and $0.52 for the three months ended December 31, 2017, respectively.
Revenue Accounting Change. For the three months ended December 31, 2017, (i) recurring fee revenues would have been $3.5 million higher, (ii) event-driven fee revenues would have been $47.3 million lower and (iii) distribution revenues would have been $21.4 million lower if the prior year basis of revenue accounting followed the current year basis of revenue accounting.
For the three months ended December 31, 2018, (i) recurring fee revenues would have increased by $37.9 million or 7% (ii) event-driven fee revenues would have decreased by $1.9 million, or 4%, and (iii) distribution revenues would have decreased by $26.1 million, or 7%, compared to the same period in the prior year, if the prior year basis of revenue accounting followed the current year basis of revenue accounting.
Considering the impact of the revenue accounting change, operating income margins for the three months ended December 31, 2017 would have been 8.1% primarily due to the timing of recognition of event-driven revenues.

Six Months Ended December 31, 2018 versus Six Months Ended December 31, 2017
The table below presents Condensed Consolidated Statements of Earnings data for the six months ended December 31, 2018 and 2017, and the dollar and percentage changes between periods:

	Six Months Ended December 31,
			Change
	2018	2017	$	%
	(in millions, except per share amounts)
Revenues	$1,926.2	$1,937.6	$(11.4)	(1)
Cost of revenues	1,473.0	1,495.3	(22.3)	(1)
Selling, general and administrative expenses	274.9	241.2	33.7	14
Total operating expenses	1,747.9	1,736.5	11.4	1

Operating income	178.3	201.1	(22.8)	(11)
Margin	9.3%	10.4%
Interest expense, net	20.4	19.6	0.7	4
Other non-operating expenses, net	4.4	3.7	0.6	19
Earnings before income taxes	153.6	177.8	(24.2)	(14)
Provision for income taxes	27.0	65.8	(38.8)	(59)
Effective tax rate	17.6%	37.0%
Net earnings	$126.6	$112.0	$14.7	13
Basic earnings per share	$1.09	$0.96	$0.13	14
Diluted earnings per share	$1.06	$0.93	$0.13	14
Six Months Ended December 31, 2018 versus Six Months Ended December 31, 2017
Revenues. Revenues for the six months ended December 31, 2018 were $1,926.2 million, a decrease of $11.4 million, or 1%, compared to $1,937.6 million for the six months ended December 31, 2017. The $11.4 million decrease was driven by lower distribution revenues of $40.4 million, or 6% and lower event-driven fee revenues of $31.5 million, or 20%, partially offset by higher recurring fee revenues of $68.7 million, or 6%.
The higher recurring fee revenues of $68.7 million reflected: (i) gains from Net New Business (4pts), (ii) internal growth (2pts) and (iii) contributions from our recent acquisitions (1pt). The impact of the revenue accounting change was negligible. The lower event-driven fee revenues were primarily from decreased equity proxy contest revenues and mutual fund proxy revenues. Fluctuations in foreign currency exchange rates negatively impacted revenues by $8.1 million.
Total Operating expenses. Total operating expenses for the six months ended December 31, 2018 were $1,747.9 million, an increase of $11.4 million, or 1%, compared to $1,736.5 million for the six months ended December 31, 2017. Cost of revenues decreased by $22.3 million, or 1%, and Selling, general and administrative expenses increased by $33.7 million, or 14%.
Cost of revenues for the six months ended December 31, 2018 were $1,473.0 million, a decrease of $22.3 million, or 1%, compared to $1,495.3 million for the six months ended December 31, 2017. The decrease primarily reflects lower distribution cost of revenues driven by the decrease in distribution revenues, partially offset by higher labor costs driven in part by the impact of acquisitions. Fluctuations in foreign currency exchange rates decreased cost of revenues by $10.2 million.
Selling, general and administrative expenses for the six months ended December 31, 2018 were $274.9 million, an increase of $33.7 million, or 14%, compared to $241.2 million for the six months ended December 31, 2017. The increase was primarily due to higher labor expenses, driven in part by higher performance-based compensation expense, increased spending on technology initiatives, and the impact of acquisitions.

Operating income. Operating income for the six months ended December 31, 2018 was $178.3 million, a decrease of $22.8 million, or 11%, compared to $201.1 million for the six months ended December 31, 2017. Operating income margins decreased to 9.3% for the six months ended December 31, 2018, compared to 10.4% for the six months ended December 31, 2017. The decrease in Operating income margin is primarily due to (i) the decrease in higher-margin event-driven fee revenues and (ii) higher selling, general and administrative expenses, primarily due to higher selling expenses and increased spending on technology initiatives, which more than offset (iii) the decrease in cost of revenues primarily from the decrease in distribution revenues and (iv) the increase in recurring fee revenues.
Interest expense, net. Interest expense, net for the six months ended December 31, 2018 was $20.4 million an increase of $0.7 million, or 4%, compared to $19.6 million for the six months ended December 31, 2017.
Other non-operating expenses, net. Other non-operating expenses, net for the six months ended December 31, 2018 was $4.4 million, an increase of $0.6 million, or 19%, compared to $3.7 million for the six months ended December 31, 2017. The increase was primarily due to higher losses related to minority equity investments.
Earnings before income taxes. Earnings before income taxes for the six months ended December 31, 2018 were $153.6 million, a decrease of $24.2 million, or 14%, compared to $177.8 million for the six months ended December 31, 2017.
Provision for income taxes. The Provision for income taxes and effective tax rate for the six months ended December 31, 2018 were $27.0 million and 17.6%, compared to $65.8 million and 37.0% for the six months ended December 31, 2017. The decrease in the effective tax rate for the six months ended December 31, 2018 compared to the six months ended December 31, 2017 is primarily due to the U.S. federal corporate income tax rate change from 35% to 21% under the Tax Act, as well as the recognition of a $7.9 million ETB attributable to stock-based compensation. The ETB recognized for the comparable period ended December 31, 2017 was $3.0 million. The U.S. federal corporate income tax rate change resulted in a blended U.S. federal corporate income tax rate of 28.1% for the prior year and a 21% tax rate for the current year. In addition, the Company accrued in the comparable prior year period a one-time net expense of approximately $16.1 million to reflect a one-time transition tax on earnings of certain foreign subsidiaries at December 31, 2017, partially offset by a benefit related to the remeasurement of the Company’s net U.S. federal and state deferred tax liabilities.
Net Earnings and Basic and Diluted earnings per share. Net earnings for the six months ended December 31, 2018 were $126.6 million, an increase of $14.7 million or 13%, compared to $112.0 million for the six months ended December 31, 2017. The increase in Net earnings is primarily due to the decrease in the effective tax rate attributable to the enactment of the Tax Act partially offset by the decrease in operating income primarily the result of decreased event-driven fee revenues.
Basic and Diluted earnings per share for the six months ended December 31, 2018 were $1.09 and $1.06, respectively, compared to $0.96 and $0.93 for the six months ended December 31, 2017, respectively.
Revenue Accounting Change. For the six months ended December 31, 2017, (i) recurring fee revenues would have been $0.2 million higher, (ii) event-driven fee revenues would have been $3.4 million lower and (iii) distribution revenues would have been $2.9 million lower if the prior year basis of revenue accounting followed the current year basis of revenue accounting.
For the six months ended December 31, 2018 (i) recurring fee revenues would have increased by $68.6 million or 6% (ii) event-driven fee revenues would have decreased by $28.2 million, or 18%, and (iii) distribution revenues would have decreased by $37.5 million, or 5%, compared to the same period in the prior year, if the prior year basis of revenue accounting followed the current year basis of revenue accounting.
Considering the impact of the revenue accounting change, operating income margins for the six months ended December 31, 2017 would have been 10.1% primarily due to the timing of recognition of event-driven revenues.
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
Revenues

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Investor Communication Solutions	$738.1	$802.2	$(64.1)	(8)	$1,503.9	$1,528.6	$(24.7)	(2)
Global Technology and Operations	236.6	228.0	8.6	4	464.3	442.9	21.5	5
Foreign currency exchange	(21.4)	(17.4)	(4.0)	23	(42.0)	(33.9)	(8.1)	24
Total	$953.4	$1,012.8	$(59.4)	(6)	$1,926.2	$1,937.6	$(11.4)	(1)

Earnings Before Income Taxes

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Investor Communication Solutions	$37.0	$72.4	$(35.4)	(49)	$96.0	$118.0	$(22.0)	(19)
Global Technology and Operations	47.3	50.6	(3.4)	(7)	93.7	95.7	(2.0)	(2)
Other	(27.9)	(26.5)	(1.4)	5	(51.0)	(48.0)	(3.0)	6
Foreign currency exchange	7.9	7.0	0.9	13	15.0	12.1	2.9	24
Total	$64.3	$103.5	$(39.2)	(38)	$153.6	$177.8	$(24.2)	(14)
Investor Communication Solutions

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Recurring fee revenues	$367.2	$334.4	$32.7	10	$714.6	$667.4	$47.2	7
Event-driven fee revenues	48.1	97.3	(49.2)	(51)	125.1	156.6	(31.5)	(20)
Distribution revenues	322.9	370.4	(47.6)	(13)	664.2	704.7	(40.4)	(6)
Total	$738.1	$802.2	$(64.1)	(8)	$1,503.9	$1,528.6	$(24.7)	(2)
Revenues. Investor Communication Solutions segment’s Revenues for the three months ended December 31, 2018 were $738.1 million a decrease of $64.1 million, or 8%, compared to $802.2 million for the three months ended December 31, 2017. The $64.1 million decrease was driven by: (i) lower event-driven fee revenues of $49.2 million, or 51%, and (ii) a decrease in distribution revenues of $47.6 million, or 13%, partially offset by (iii) higher recurring fee revenues of $32.7 million, or 10%.
Higher recurring fee revenues of 10% were attributable to: (i) higher internal growth (4pts), (ii) Net New Business from increases in revenues from Closed sales (4pts), (iii) revenues from acquisitions (1pt) and (iv) impact of the revenue accounting change (1pt). Position growth compared to the same period in the prior year, which is a component of internal growth, was 20% for mutual fund and ETF interims.
Lower event-driven fee revenues were the result of decreased mutual fund proxy revenues and equity proxy contests.

Investor Communication Solutions segment’s Revenues for the six months ended December 31, 2018 were $1,503.9 million a decrease of $24.7 million, or 2%, compared to $1,528.6 million for the six months ended December 31, 2017. The $24.7 million decrease was driven by: (i) lower event-driven fee revenues of $31.5 million, or 20%, and (ii) a decrease in distribution revenues of $40.4 million, or 6%, partially offset by (iii) higher recurring fee revenues of $47.2 million, or 7%.
Higher recurring fee revenues of 7% were attributable to: (i) Net New Business from increases in revenues from Closed sales (4pts), (ii) revenues from acquisitions (2pts) and (iii) higher internal growth (1pt). The impact of the revenue accounting change on recurring fee revenue was negligible. Position growth compared to the same period in the prior year, which is a component of internal growth, was 14% for mutual fund and ETF interims.
Lower event-driven fee revenues were the result of decreased equity proxy contests and mutual fund proxy activity.
Earnings before Income Taxes. Earnings before income taxes for the three months ended December 31, 2018 were $37.0 million a decrease of $35.4 million, or 49%, compared to $72.4 million for the three months ended December 31, 2017. The earnings decrease was primarily due to lower event-driven fee revenues offsetting higher recurring fee revenues. Pre-tax margins decreased by 4.0 percentage points to 5.0% from 9.0%.
Earnings before income taxes for the six months ended December 31, 2018 were $96.0 million a decrease of $22.0 million, or 19%, compared to $118.0 million for the six months ended December 31, 2017. The earnings decrease was primarily due to lower event-driven fee revenues more than offsetting higher recurring fee revenues. Pre-tax margins decreased by 1.3% percentage points to 6.4% from 7.7%.
Revenue Accounting Change. For the three months ended December 31, 2017, (i) recurring fee revenues would have been $3.1 million higher, (ii) event-driven fee revenues would have been $47.3 million lower and (iii) distribution revenues would have been $21.4 million lower if the prior year basis of revenue accounting followed the current year basis of revenue accounting. Consequently, for the three months ended December 31, 2018, (i) recurring fee revenues would have increased by $29.6 million or 9%, (ii) event-driven fee revenues would have decreased by $1.9 million, or 4%, and (iii) distribution revenues would have decreased by $26.1 million, or 7%, compared to the same period in the prior year.
For the six months ended December 31, 2017, (i) recurring fee revenues would have been $2.0 million higher, (ii) event-driven fee revenues would have been $3.4 million lower and (iii) distribution revenues would have been $2.9 million lower due to the impact of the revenue accounting change. Consequently, for the six months ended December 31, 2018, (i) recurring fee revenues would have increased by $45.2 million or 7%, (ii) event-driven fee revenues would have decreased by $28.2 million, or 18%, and (iii) distribution revenues would have decreased by $37.5 million, or 5%, compared to the same period in the prior year.
Considering the impact of the revenue accounting change, pre-tax margins for the three and six months ended December 31, 2017 would have been 4.6% and 7.5%, respectively, primarily due to the timing of recognition of event-driven revenues.
Global Technology and Operations
Revenues. Global Technology and Operations segment’s Revenues for the three months ended December 31, 2018 were $236.6 million an increase of $8.6 million, or 4%, compared to $228.0 million for the three months ended December 31, 2017. The 4% increase was attributable to: (i) higher Net New Business from Closed sales (3pts) and (ii) internal growth driven by higher trade levels (1pt).
Global Technology and Operations segment’s Revenues for the six months ended December 31, 2018 were $464.3 million an increase of $21.5 million, or 5%, compared to $442.9 million for the six months ended December 31, 2017. The 5% increase was attributable to: (i) higher Net New Business from Closed sales (3pts) and (ii) internal growth driven by higher trade levels (2pts).
Earnings before Income Taxes. Earnings before income taxes for the three months ended December 31, 2018 were $47.3 million a decrease of $3.4 million, or 7%, compared to $50.6 million for the three months ended December 31, 2017. The earnings decrease was primarily due to the impact of ongoing new product development expenses and increased conversion costs related to client go-lives. Pre-tax margins decreased by 2.2 percentage points to 20.0% from 22.2%.
Earnings before income taxes for the six months ended December 31, 2018 were $93.7 million a decrease of $2.0 million, or 2%, compared to $95.7 million for the six months ended December 31, 2017. The earnings decrease was primarily due to the impact of incremental expenditures to drive new business and increased conversion costs related to client go-lives. Pre-tax margins decreased by 1.4 percentage points to 20.2% from 21.6%.
Revenue Accounting Change. Considering the impact of the revenue accounting change, earnings before income taxes for the three months ended December 31, 2017 would have been $0.9 million lower. Consequently, for the three months ended December 31, 2018, earnings would have decreased by $2.5 million, or 5%, compared to the same period in the prior year.

Considering the impact of the revenue accounting change, earnings before income taxes for the six months ended December 31, 2017 would have been $2.6 million lower. Consequently, for the six months ended December 31, 2018, earnings would have increased by $0.6 million, or 1%, compared to the same period in the prior year.
Other
Loss before Income Taxes. Loss before income taxes was $27.9 million for the three months ended December 31, 2018, an increase of $1.4 million, or 5%, compared to $26.5 million for the three months ended December 31, 2017. The increased loss was primarily due to higher corporate expenses and unrealized losses on marketable securities pursuant to an accounting change that was not in the comparable prior year period.
Loss before income taxes was $51.0 million for the six months ended December 31, 2018, an increase of $3.0 million, or 6%, compared to $48.0 million for the six months ended December 31, 2017. The increased loss was primarily due to higher corporate expenses.
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

Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Earnings and Adjusted Earnings Per Share
These Non-GAAP measures reflect Operating income, Operating income margin, Net earnings, and Diluted earnings per share, as adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items that management believes are not indicative of our ongoing operating performance. These adjusted measures exclude the impact of: (i) Amortization of Acquired Intangibles and Purchased Intellectual Property, (ii) Acquisition and Integration Costs and (iii) Tax Act items. Amortization of Acquired Intangibles and Purchased Intellectual Property represents non-cash amortization expenses associated with the Company's acquisition activities. Acquisition and Integration Costs represent certain transaction and integration costs associated with the Company’s acquisition activities. Tax Act items represent the net impact of a U.S. federal transition tax on earnings of certain foreign subsidiaries, foreign jurisdiction withholding taxes and certain benefits related to the remeasurement of the Company’s net U.S. federal and state deferred tax liabilities attributable to the Tax Act.
We exclude Amortization of Acquired Intangibles and Purchased Intellectual Property as well as Acquisition and Integration Costs and Tax Act items from our earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and these items do not reflect ordinary operations or earnings. Management believes these adjusted measures may be useful to an investor in evaluating the underlying operating performance of our business.

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

Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in millions)
Operating income (GAAP)	$78.2	$115.9	$178.3	$201.1
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	21.3	19.7	43.2	39.2
Acquisition and Integration Costs	1.3	2.6	2.2	4.7
Adjusted Operating income (Non-GAAP)	$100.8	$138.3	$223.7	$244.9
Operating income margin (GAAP)	8.2%	11.4%	9.3%	10.4%
Adjusted Operating income margin (Non-GAAP)	10.6%	13.7%	11.6%	12.6%

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in millions)
Net earnings (GAAP)	$49.9	$62.1	$126.6	$112.0
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	21.3	19.7	43.2	39.2
Acquisition and Integration Costs	1.3	2.6	2.2	4.7
Taxable adjustments	22.6	22.4	45.4	43.8
Tax Act items	—	16.1	—	16.1
Tax impact of adjustments (a)	(5.3)	(5.9)	(10.3)	(13.0)
Adjusted Net earnings (Non-GAAP)	$67.2	$94.7	$161.8	$158.9

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Diluted earnings per share (GAAP)	$0.42	$0.52	$1.06	$0.93
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.18	0.16	0.36	0.33
Acquisition and Integration Costs	0.01	0.02	0.02	0.04
Taxable adjustments	0.19	0.19	0.38	0.37
Tax Act items	—	0.13	—	0.13
Tax impact of adjustments (a)	(0.04)	(0.05)	(0.09)	(0.11)
Adjusted earnings per share (Non-GAAP)	$0.56	$0.79	$1.35	$1.32

(a) Calculated using the GAAP effective tax rate, adjusted to exclude $0.8 million and $7.9 million of excess tax benefits associated with stock-based compensation for the three and six months ended December 31, 2018, as well as the net $16.1 million charges associated with the Tax Act and $1.5 million and $3.0 million of excess tax benefits associated with stock-based compensation, for the three and six months ended December 31, 2017. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Six Months Ended December 31,
	2018	2017
	(in millions)
Net cash flows provided by operating activities (GAAP)	$82.1	$141.8
Capital expenditures and Software purchases and capitalized internal use software	(30.3)	(52.5)
Free cash flow (Non-GAAP)	$51.8	$89.3

Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	December 31, 2018	June 30, 2018
	(in millions)
Cash and cash equivalents:
Domestic cash	$83.6	$98.2
Cash held by foreign subsidiaries	87.0	103.6
Cash held by regulated entities	79.1	62.0
Total cash and cash equivalents	$249.8	$263.9
At December 31, 2018, Cash and cash equivalents were $249.8 million and Total stockholders’ equity was $1,122.6 million. At December 31, 2018, net working capital was $368.5 million compared to $213.8 million at June 30, 2018. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
At December 31, 2018, $87.0 million of the $249.8 million of Cash and cash equivalents were held by our foreign subsidiaries, and $79.1 million of Cash and cash equivalents were held by regulated entities. We expect existing domestic cash, cash equivalents, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, cash flows from operations and borrowing capacity to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If these funds are needed for our operations in the U.S., we may be required to pay foreign taxes to repatriate these funds. However, while we may do so at a future date, the Company does not need to repatriate future foreign earnings to fund U.S. operations.
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at December 31, 2018	Carrying value at December 31, 2018	Carrying value at June 30, 2018	Unused Available Capacity	Fair Value at September 30, 2018
			(in millions)
Long-term debt
Fiscal 2017 Revolving Credit Facility	February 2022	$300.0	$300.0	$160.0	$700.0	$300.0
Fiscal 2014 Senior Notes	September 2020	400.0	398.9	398.5	—	402.9
Fiscal 2016 Senior Notes	June 2026	500.0	495.2	494.8	—	472.3
Total debt		$1,200.0	$1,194.1	$1,053.4	$700.0	$1,175.2

Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2019	2020	2021	2022	2023	Thereafter	Total
(in millions)	$—	$—	$400.0	$300.0	$—	$500.0	$1,200.0
The Company has a $1.0 billion five-year revolving credit facility (the “Fiscal 2017 Revolving Credit Facility”), which is comprised of a $900.0 million U.S. dollar tranche and a $100.0 million multicurrency tranche. Borrowings under the Fiscal 2017 Revolving Credit Facility bear interest at LIBOR plus 100 basis points. In addition, the Fiscal 2017 Revolving Credit Facility has an annual facility fee equal to 12.5 basis points on the entire facility, which totaled $0.3 million and $0.6 million for the three and six months ended December 31, 2018, respectively, and $0.3 million and $0.6 million for the three and six months ended December 31, 2017, respectively. At December 31, 2018, the Company had $300.0 million in outstanding borrowings and had unused available capacity of $700.0 million under the Fiscal 2017 Revolving Credit Facility. The facility is scheduled to expire in February 2022.
At December 31, 2018, the carrying value of the Company’s outstanding Long-term debt was $1,194.1 million, consisting of: (i) borrowings on the Fiscal 2017 Revolving Credit Facility of $300.0 million, (ii) senior notes of $398.9 million ($400.0 million principal amount less $0.1 million bond discount and $1.0 million of unamortized debt issuance costs) due September 2020 and (iii) senior notes of $495.2 million ($500.0 million principal amount less $1.6 million bond discount and $3.2 million of unamortized debt issuance costs) due June 2026. The Fiscal 2017 Revolving Credit Facility and the senior notes are senior unsecured obligations of the Company and are ranked equally in right of payment. Interest on the senior notes due 2020 is payable semiannually on March 1st and September 1st each year based on a fixed per annum rate equal to 3.95%. Interest on the senior notes due 2026 is payable semiannually on June 27th and December 27th each year based on a fixed per annum rate equal to 3.40%.
Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain ratios.
Cash Flows

	Six Months Ended December 31,
			Change
	2018	2017	$
	(in millions)
Net cash flows provided by operating activities	$82.1	$141.8	$(59.7)
Net cash flows used in investing activities	$(32.0)	$(85.4)	$53.4
Net cash flows (used in) provided by financing activities	$(61.9)	$35.4	$(97.4)

Free cash flow:
Net cash flows provided by operating activities (GAAP)	$82.1	$141.8	$(59.7)
Capital expenditures and Software purchases and capitalized internal use software	(30.3)	(52.5)	22.2
Free cash flow (Non-GAAP)	$51.8	$89.3	$(37.5)

The decrease in cash provided by operating activities of $59.7 million in the six months ended December 31, 2018, as compared to the six months ended December 31, 2017, was primarily due to: (i) an increase in cash used in client implementations and related client contract payments, and (ii) an increase in cash used in working capital, partially offset by (iii) an increase in Net earnings.
The decrease in cash used in investing activities of $53.4 million in the six months ended December 31, 2018, as compared to the six months ended December 31, 2017, primarily reflects (i) a $30.2 million decrease in acquisition spend and (ii) a $21.1 million decrease in capital expenditures.

The increase in cash used in financing activities of $97.4 million in the six months ended December 31, 2018 as compared to the six months ended December 31, 2017 primarily reflects (i) a $117.3 million increase in the repurchase of common stock, partially offset by (ii) a $14.7 million increase in the proceeds from the exercise of stock options.
Seasonality
Processing and distributing proxy materials and annual reports to investors in equity securities and mutual funds comprises a large portion of our Investor Communication Solutions business. We process and distribute the greatest number of proxy materials and annual reports during our third and fourth fiscal quarters. The recurring periodic activity of this business is linked to significant filing deadlines imposed by law on public reporting companies. Historically, this has caused our revenues, operating income, net earnings, and cash flows from operating activities to be higher in our fourth fiscal quarter than in any other quarter. Beginning on July 1, 2018, the Company adopted ASU No. 2014-09, resulting in the majority of our revenues from equity proxy services being recognized in the third and fourth quarters. Notwithstanding the impact of ASU No. 2014-09, the seasonality of our revenues makes it difficult to estimate future operating results based on the results of any specific fiscal quarter and could affect an investor’s ability to compare our financial condition, results of operations, and cash flows on a fiscal quarter-by-quarter basis.
Income Taxes
Our effective tax rate for the three and six months ended December 31, 2018 was 22.4% and 17.6% compared to 40.0% and 37.0% for the three and six months ended December 31, 2017.
The decrease in the effective tax rate for the three months ended December 31, 2018 compared to the prior year period is primarily due to the U.S. federal corporate income tax rate change from 35% to 21% under the Tax Act, which resulted in a blended U.S. federal corporate income tax rate of 28.1% for the prior year and a 21% tax rate for the current year. In addition, the Company accrued in the comparable prior year period a one-time net expense of approximately $16.1 million to reflect a one-time transition tax on earnings of certain foreign subsidiaries at December 31, 2017, partially offset by a benefit related to the remeasurement of the Company’s net U.S. federal and state deferred tax liabilities. The net $16.1 million one-time expense was adjusted to $15.4 million in the fourth quarter of the prior fiscal year.  Pursuant to the enactment of the Act, the SEC issued SAB 118 which provided the Company with up to one year to finalize accounting for the impacts of the Tax Act. The Company has determined that the ultimate one-time prior year net tax impact from the enactment of the Tax Act was approximately $14.9 million.
Contractual Obligations
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at December 31, 2018 are $320.2 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at December 31, 2018 are $25.2 million through fiscal year 2024, the final year of the contract.

The Company contributed $1.8 million to an equity method investment during the six months ended December 31, 2018, and has a remaining commitment of $1.8 million to fund this investment at December 31, 2018.
Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at December 31, 2018.

Off-balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company was not a party to any derivative financial instruments at December 31, 2018 or at June 30, 2018. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.
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
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The President and Chief Executive Officer, and the Chief Financial Officer, concluded that our disclosure controls and procedures as of December 31, 2018 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our second fiscal quarter ended December 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2018 - October 31, 2018	—	$—	—	7,791,606
November 1, 2018 - November 30, 2018	1,141,644	104.37	1,140,350	6,651,256
December 1, 2018 - December 31, 2018	—	—	—	6,651,256
Total	1,141,644	$104.37	1,140,350
_____________
(1) Includes 1,294 shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2) During the fiscal quarter ended December 31, 2018, the Company repurchased 1,140,350 of common stock at an average price per share of $104.37 under its share repurchase program. At December 31, 2018, the Company had 6,651,256 shares available for repurchase under its share repurchase program. The share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Disclosure of Certain Activities under Section 13(r) of the Securities Exchange Act of 1934
None.

Item 6.	EXHIBITS
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Broadridge Financial Solutions, Inc. 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K on November 13, 2018).

10.2	Broadridge Financial Solutions, Inc. Executive Officer Annual Incentive Compensation Plan (the “Officer Bonus Plan”) (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 14, 2018).

10.3
Broadridge Financial Solutions, Inc. Amended and Restated Director Deferred Compensation Program (the “Director Deferred Compensation Plan”) (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 14, 2018).

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and six months ended December 31, 2018 and 2017, (ii) condensed consolidated statements of comprehensive income for the three and six months ended December 31, 2018 and 2017, (iii) condensed consolidated balance sheets as of December 31, 2018 and June 30, 2018, (iv) condensed consolidated statements of cash flows for the six months ended December 31, 2018 and 2017, and (v) the notes to the condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: February 7, 2019	By:	/s/ James M. Young
James M. Young
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Broadridge Financial Solutions, Inc. 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K on November 13, 2018).

10.2	Broadridge Financial Solutions, Inc. Executive Officer Annual Incentive Compensation Plan (the “Officer Bonus Plan”) (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 14, 2018).

10.3
Broadridge Financial Solutions, Inc. Amended and Restated Director Deferred Compensation Program (the “Director Deferred Compensation Plan”) (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 14, 2018).

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
101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and six months ended December 31, 2018 and 2017, (ii) condensed consolidated statements of comprehensive income for the three and six months ended December 31, 2018 and 2017, (iii) condensed consolidated balance sheets as of December 31, 2018 and June 30, 2018, (iv) condensed consolidated statements of cash flows for the six months ended December 31, 2018 and 2017, and (v) the notes to the condensed consolidated financial statements.