Form 10-Q
period 2019-03-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2019-05-07
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Registrant’s telephone number, including area code: (516) 472-5400

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on Which Registered:
Common Stock, par value $0.01 per share	BR	New York Stock Exchange
The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 30, 2019, was 116,138,903 shares.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended March 31,		Nine Months Ended March 31,
		2019	2018	2019	2018
Revenues	(Note 3)	$1,224.8	$1,071.9	$3,151.0	$3,009.5
Operating expenses:
Cost of revenues		847.3	802.5	2,320.3	2,297.8
Selling, general and administrative expenses		143.9	138.6	418.7	379.8
Total operating expenses		991.2	941.1	2,739.1	2,677.6
Operating income		233.6	130.8	411.9	331.9
Interest expense, net	(Note 5)	10.0	9.0	30.4	28.6
Other non-operating (income) expenses, net	(Note 6)	—	(3.4)	4.3	0.3
Earnings before income taxes		223.6	125.2	377.2	303.0
Provision for income taxes	(Note 13)	51.4	16.2	78.4	81.9
Net earnings		$172.2	$109.1	$298.8	$221.1

Basic earnings per share		$1.49	$0.93	$2.57	$1.89
Diluted earnings per share		$1.45	$0.90	$2.51	$1.84

Weighted-average shares outstanding:
Basic	(Note 4)	115.7	116.9	116.1	116.7
Diluted	(Note 4)	118.5	120.9	119.1	120.3

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net earnings	$172.2	$109.1	$298.8	$221.1
Other comprehensive income (loss), net:
Foreign currency translation adjustments	4.9	7.4	(11.2)	23.3
Net unrealized gains (losses) on available-for-sale securities, net of taxes of $(0.0) and $1.7 for the three months ended March 31, 2019 and 2018, respectively; and $(0.0) and $1.2 for the nine months ended March 31, 2019 and 2018, respectively	—	(3.7)	—	(2.7)
Pension and post-retirement liability adjustment, net of taxes of $(0.1) and $(0.1) for the three months ended March 31, 2019 and 2018, respectively; and $(0.2) and $(0.3) for the nine months ended March 31, 2019 and 2018, respectively	0.2	0.2	0.6	0.7
Total other comprehensive income (loss), net	5.1	3.8	(10.7)	21.3
Comprehensive income	$177.2	$112.9	$288.1	$242.3

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		March 31, 2019	June 30, 2018
Assets
Current assets:
Cash and cash equivalents		$292.1	$263.9
Accounts receivable, net of allowance for doubtful accounts of $2.0 and $2.7, respectively		792.8	615.0
Other current assets		110.5	112.2
Total current assets		1,195.4	991.1
Property, plant and equipment, net		183.4	204.1
Goodwill		1,256.6	1,254.9
Intangible assets, net		427.1	494.1
Other non-current assets	(Note 9)	539.6	360.5
Total assets		$3,602.1	$3,304.7
Liabilities and Stockholders’ Equity
Current liabilities:
Payables and accrued expenses	(Note 10)	$610.5	$671.0
Contract liabilities		94.7	106.3
Total current liabilities		705.2	777.3
Long-term debt	(Note 11)	1,174.4	1,053.4
Deferred taxes		100.9	57.9
Contract liabilities		158.6	75.2
Other non-current liabilities		197.4	246.5
Total liabilities		2,336.5	2,210.4
Commitments and contingencies	(Note 14)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 115.8 and 116.3 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,107.6	1,048.5
Retained earnings		1,959.9	1,727.0
Treasury stock, at cost: 38.7 and 38.1 shares, respectively		(1,739.2)	(1,630.8)
Accumulated other comprehensive loss	(Note 15)	(64.1)	(51.9)
Total stockholders’ equity		1,265.6	1,094.3
Total liabilities and stockholders’ equity		$3,602.1	$3,304.7

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net earnings	$298.8	$221.1
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	63.7	60.7
Amortization of acquired intangibles and purchased intellectual property	64.3	59.4
Amortization of other assets	66.8	35.5
Stock-based compensation expense	46.8	39.2
Deferred income taxes	17.4	(21.5)
Other	(27.2)	(15.2)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Increase in Accounts receivable, net	(174.0)	(121.3)
Increase in Other current assets	(13.3)	(33.3)
Decrease in Payables and accrued expenses	(55.1)	(77.2)
Increase in Contract liabilities	18.6	99.8
Non-current assets and liabilities:
Increase in Other non-current assets	(140.9)	(69.2)
Increase in Other non-current liabilities	51.9	96.7
Net cash flows provided by operating activities	217.9	274.8
Cash Flows From Investing Activities
Capital expenditures	(30.9)	(54.8)
Software purchases and capitalized internal use software	(15.5)	(15.9)
Acquisitions, net of cash acquired	—	(63.0)
Purchase of intellectual property	—	(40.0)
Other investing activities	(2.8)	(4.0)
Net cash flows used in investing activities	(49.1)	(177.6)
Cash Flows From Financing Activities
Debt proceeds	370.0	260.0
Debt repayments	(250.0)	(160.0)
Dividends paid	(155.1)	(123.0)
Purchases of Treasury stock	(120.3)	(29.8)
Proceeds from exercise of stock options	23.6	38.1
Other financing activities	(7.1)	(5.5)
Net cash flows used in financing activities	(138.8)	(20.2)
Effect of exchange rate changes on Cash and cash equivalents	(1.9)	4.1
Net change in Cash and cash equivalents	28.2	81.0
Cash and cash equivalents, beginning of period	263.9	271.1
Cash and cash equivalents, end of period	$292.1	$352.1
Supplemental disclosure of cash flow information:
Cash payments made for interest	$31.2	$29.6
Cash payments made for income taxes, net of refunds	$82.6	$152.3
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$4.4	$2.2
Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2018	154.5	$1.6	$1,087.8	$1,843.8	$(1,741.4)	$(69.2)	$1,122.6
Comprehensive income (loss)	—	—	—	172.2	—	5.1	177.2
Stock option exercises	—	—	4.6	—	—	—	4.6
Stock-based compensation	—	—	17.3	—	—	—	17.3
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	—	—	—
Treasury stock reissued (0.1 shares)	—	—	(2.2)	—	2.2	—	—
Common stock dividends ($0.485 per share)	—	—	—	(56.1)	—	—	(56.1)
Balances, March 31, 2019	154.5	$1.6	$1,107.6	$1,959.9	$(1,739.2)	$(64.1)	$1,265.6

	Nine Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2018	154.5	$1.6	$1,048.5	$1,727.0	$(1,630.8)	$(51.9)	$1,094.3
Comprehensive income (loss)	—	—	—	298.8	—	(10.7)	288.1
Cumulative effect of changes in accounting principle (a)	—	—	—	102.8	—	(1.5)	101.3
Stock option exercises	—	—	24.2	—	—	—	24.2
Stock-based compensation	—	—	46.8	—	—	—	46.8
Treasury stock acquired (1.1 shares)	—	—	—	—	(120.3)	—	(120.3)
Treasury stock reissued (0.6 shares)	—	—	(11.8)	—	11.8	—	—
Common stock dividends ($1.455 per share)	—	—	—	(168.7)	—	—	(168.7)
Balances, March 31, 2019	154.5	$1.6	$1,107.6	$1,959.9	$(1,739.2)	$(64.1)	$1,265.6
____________

(a)	Reflects the adoption of accounting standards as described in Note 2.
Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2017	154.5	$1.6	$1,012.6	$1,496.3	$(1,398.0)	$(38.4)	$1,074.0
Comprehensive income (loss)	—	—	—	109.1	—	3.8	112.9
Stock option exercises	—	—	30.1	—	—	—	30.1
Stock-based compensation	—	—	14.4	—	—	—	14.4
Treasury stock acquired (0.3 shares)	—	—	—	—	(26.8)	—	(26.8)
Treasury stock reissued (0.9 shares)	—	—	(18.2)	—	18.2	—	—
Common stock dividends ($0.365 per share)	—	—	—	(42.8)	—	—	(42.8)
Balances, March 31, 2018	154.5	$1.6	$1,038.9	$1,562.6	$(1,406.6)	$(34.6)	$1,161.8

	Nine Months Ended March 31, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2017	154.5	$1.6	$987.6	$1,469.4	$(1,398.9)	$(55.8)	$1,003.8
Comprehensive income (loss)	—	—	—	221.1	—	21.3	242.3
Stock option exercises	—	—	34.5	—	—	—	34.5
Stock-based compensation	—	—	38.9	—	—	—	38.9
Treasury stock acquired (0.3 shares)	—	—	—	—	(29.8)	—	(29.8)
Treasury stock reissued (1.1 shares)	—	—	(22.1)	—	22.1	—	—
Common stock dividends ($1.095 per share)	—	—	—	(127.9)	—	—	(127.9)
Balances, March 31, 2018	154.5	$1.6	$1,038.9	$1,562.6	$(1,406.6)	$(34.6)	$1,161.8
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
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) and in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “2018 Annual Report”) filed on August 7, 2018 with the SEC. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at March 31, 2019 and June 30, 2018, the results of its operations for the three and nine months ended March 31, 2019 and 2018, its cash flows for the nine months ended March 31, 2019 and 2018, and its changes in stockholders’ equity for the three and nine months ended March 31, 2019 and 2018. Certain prior period amounts have been reclassified to conform to the current year presentation, except as it relates to (i) Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” and its related amendments (collectively “ASU No. 2014-09”), (ii) ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU No. 2016-01”), and (iii) ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU No. 2018-02”), as described further below.

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
E. Subsequent Events. In preparing the accompanying Condensed Consolidated Financial Statements, the Company has reviewed events that have occurred after March 31, 2019 through the date of issuance of the Condensed Consolidated Financial Statements. Refer to Note 17, “Subsequent Events” for a description of the Company’s subsequent events.
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

•
Global Technology and Operations—Revenues are generated primarily from fees for trade processing and related services. Revenue is recognized over time as the Company satisfies its performance obligation by delivering services to the client. The Company’s arrangements for processing and related services typically consist of an obligation to provide specific services to its clients on a when and if needed basis (a stand ready obligation) with revenue recognized from the satisfaction of the performance obligations on a monthly basis generally in the amount billable to the client. These services are generally provided under variable priced arrangements based on volume of service and can include minimum monthly usage fees. Client service agreements often include up-front consideration in addition to the recurring fee for trade processing. Up-front implementation fees, as well as certain enhancements to existing technology platforms, are deferred and recognized on a straight-line basis over the service term of the contract which corresponds to the timing of transfer of value to the client that commences after client acceptance when the processing term begins. In addition, revenue is also generated from the fulfillment of professional services engagements which are generally priced on a time and materials or fixed price basis, and are recognized as the services are provided to the client which corresponds to the timing of transfer of value to the client.

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

Contract Costs
Direct costs incurred to set up or convert a client’s systems to function with the Company’s technology, that are expected to be recovered, are generally deferred and recognized on a straight-line basis over the service term of the arrangement to which the costs relate, which commences after client acceptance when the processing term begins. The Company evaluates the carrying value of deferred client conversion and start-up costs for impairment on the basis of whether these costs are fully recoverable from the expected future undiscounted net operating cash flows of the client to which the deferred costs relate. These deferred costs are reflected in Other non-current assets in the Condensed Consolidated Balance Sheets at March 31, 2019 and June 30, 2018, respectively. Refer to Note 9, “Other Non-Current Assets” for a further description of the Company’s Deferred client conversion and start-up costs.

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

	Three Months Ended March 31,	Nine Months Ended March 31,

	2019	2019
	(in millions)
Investor Communication Solutions
Equity proxy	$152.9	$225.6
Mutual fund and exchange traded funds (“ETF”) interims	82.1	200.6
Customer communications and fulfillment	201.1	558.6
Other ICS	94.4	260.3
Total ICS Recurring fee revenues	530.5	1,245.1

Equity and other	35.4	79.0
Mutual funds	33.1	114.5
Total ICS Event-driven fee revenues	68.4	193.5

Distribution revenues	418.2	1,082.5

Total ICS Revenues	$1,017.1	$2,521.0

Global Technology and Operations
Equities and other	$195.5	$579.7
Fixed income	41.1	121.2
Total GTO Recurring fee revenues	236.6	700.9

Foreign currency exchange	(28.9)	(70.9)

Total Revenues	$1,224.8	$3,151.0

Revenues by Type
Recurring fee revenues	$767.0	$1,946.0
Event-driven fee revenues	68.4	193.5
Distribution revenues	418.2	1,082.5
Foreign currency exchange	(28.9)	(70.9)
Total Revenues	$1,224.8	$3,151.0
Contract Balances
The following table provides information about contract assets and liabilities:

	March 31, 2019	July 1, 2018
	(in millions)
Contract assets	$37.5	$35.5
Contract liabilities	$253.3	$162.8

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

During the nine months ended March 31, 2019, contract liabilities increased primarily due to the impact of client contract terminations. The Company recognized $89.5 million of revenue during the nine months ended March 31, 2019 that was included in the contract liability balance as of July 1, 2018.

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

Quantitative Impact on Financial Statements

The following tables summarize the impact of ASU No. 2014-09 adoption on the Company’s Condensed Consolidated Statement of Earnings for the three and nine months ended March 31, 2019, respectively.

	Three Months Ended March 31, 2019			Nine Months Ended March 31, 2019
	As reported	Effects of ASU 2014-09	Without Effects of ASU No. 2014-09	As reported	Effects of ASU 2014-09	Without Effects of ASU No. 2014-09
	(in millions)			(in millions)
Consolidated Statement of Earnings
Revenues	$1,224.8	$(169.8)	$1,055.0	$3,151.0	$(51.0)	$3,100.0
Cost of revenues	847.3	(58.7)	788.6	2,320.3	(45.4)	2,275.0
Selling, general and administrative expenses	143.9	2.2	146.1	418.7	(0.3)	418.4
Operating income	233.6	(113.4)	120.3	411.9	(5.3)	406.7
Earnings before income taxes	223.6	(113.4)	110.3	377.2	(5.3)	372.0
Provision for income taxes	51.4	(27.8)	23.6	78.4	(1.3)	77.1
Net earnings	$172.2	$(85.5)	$86.6	$298.8	$(4.0)	$294.8
Basic earnings per share	$1.49	$(0.74)	$0.75	$2.57	$(0.03)	$2.54
Diluted earnings per share	$1.45	$(0.72)	$0.73	$2.51	$(0.03)	$2.48

The following table summarizes the impact of ASU No. 2014-09 adoption on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2019.

	As reported	Effects of ASU 2014-09	Without Effects of ASU No. 2014-09
	(in millions)
Consolidated Balance Sheet
Assets:
Current assets	$1,195.4	$(46.0)	$1,149.4
Total assets	$3,602.1	$(169.8)	$3,432.3
Liabilities:
Current liabilities	$705.2	$49.8	$755.0
Total liabilities	$2,336.5	$(59.8)	$2,276.7
Stockholders’ equity:
Total stockholders’ equity	$1,265.6	$(110.0)	$1,155.7

The adoption of ASU No. 2014-09 did not change the net cash provided by or used in operating activities, investing activities or financing activities on the Condensed Consolidated Statements of Cash Flows, nor the amount of Other comprehensive income (loss) on the Condensed Consolidated Statements of Comprehensive Income.
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
The computation of diluted EPS excluded 1.4 million options to purchase Broadridge common stock for the three months ended March 31, 2019, and 0.4 million options to purchase Broadridge common stock for the nine months ended March 31, 2019, as the effect of their inclusion would have been anti-dilutive.

The computation of diluted EPS excluded 1.0 million options to purchase Broadridge common stock for the three months ended March 31, 2018, and 1.1 million options to purchase Broadridge common stock for the nine months ended March 31, 2018, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Weighted-average shares outstanding:
Basic	115.7	116.9	116.1	116.7
Common stock equivalents	2.7	3.9	3.0	3.7
Diluted	118.5	120.9	119.1	120.3
NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(in millions)
Interest expense on borrowings	$11.7	$10.5	$33.3	$31.3
Interest income	(1.7)	(1.5)	(2.9)	(2.7)
Interest expense, net	$10.0	$9.0	$30.4	$28.6

NOTE 6. OTHER NON-OPERATING (INCOME) EXPENSES, NET
Other non-operating expenses, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(in millions)
Investment losses, net	$1.1	$1.1	$4.1	$3.5
Other (gains) losses, net	(1.6)	(4.7)	0.2	(3.1)
Foreign currency exchange (gain) loss	0.4	0.2	0.1	(0.1)
Other non-operating (income) expenses, net	$—	$(3.4)	$4.3	$0.3

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
Pro forma supplemental financial information for all acquisitions is not provided as the impact of these acquisitions on the Company’s operating results, financial position or cash flows was not material for any acquisition individually or in the aggregate.
During the three and nine months ended March 31, 2019, there were no business combinations or asset acquisitions.

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
ActivePath
In March 2018, the Company completed the acquisition of ActivePath Solutions Ltd (“ActivePath”), a digital technology company with technology that enhances the consumer experience associated with consumer statements, bills and regulatory communications. The aggregate purchase price was $24.2 million, consisting of $21.8 million in cash payments net of cash acquired, and a $2.4 million note payable that was paid in March 2019. Net tangible liabilities assumed in the transaction were $10.0 million. This acquisition resulted in $28.7 million of Goodwill, which is not tax deductible. Intangible assets acquired, which totaled $5.6 million, consist primarily of software technology and customer relationships, which are being amortized over a five-year life and two-year life, respectively.
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
The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the acquired business’ assets and liabilities.
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
The following tables set forth the Company’s financial assets and liabilities at March 31, 2019 and June 30, 2018, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$94.7	$—	$—	$94.7
Other current assets:
Securities	0.4	—	—	0.4
Other non-current assets:
Securities	78.7	—	—	78.7
Total assets as of March 31, 2019	$173.7	$—	$—	$173.7
Liabilities:
Contingent consideration obligations	—	—	17.1	17.1
Total liabilities as of March 31, 2019	$—	$—	$17.1	$17.1

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$86.8	$—	$—	$86.8
Other current assets:
Securities	0.1	—	—	0.1
Other non-current assets:
Securities	66.9	—	—	66.9
Total assets as of June 30, 2018	$153.8	$—	$—	$153.8
Liabilities:
Contingent consideration obligations	—	—	18.6	18.6
Total liabilities as of June 30, 2018	$—	$—	$18.6	$18.6
_____________

(1)	Money market funds include money market deposit account balances of $0.1 million and $28.4 million as of March 31, 2019 and June 30, 2018, respectively.

In addition, the company has non-marketable securities with a carrying amount of $10.2 million as of March 31, 2019 that are classified as part of Other non-current assets.
The following table sets forth an analysis of changes during the three and nine months ended March 31, 2019 and 2018, in Level 3 financial liabilities of the Company:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(in millions)
Beginning balance	$17.4	$11.3	$18.6	$6.7
Additional contingent consideration incurred	—	0.1	—	4.6
Increase (decrease) in contingent consideration liability	(0.1)	—	(0.1)	(0.1)
Foreign currency impact on contingent consideration liability	0.2	0.2	(0.4)	0.4
Payments	(0.4)	—	(1.0)	—
Ending balance	$17.1	$11.5	$17.1	$11.5
Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.
NOTE 9. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	March 31, 2019	June 30, 2018
	(in millions)
Deferred client conversion and start-up costs	$223.1	$169.5
Deferred sales commissions costs	87.2	—
Contract assets (a)	37.5	16.5
Deferred data center costs (b)	30.5	35.0
Long-term investments	93.7	80.3
Long-term broker fees	37.4	28.7
Other	30.2	30.5
Total	$539.6	$360.5
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
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses during the three and nine months ended March 31, 2019 were $16.3 million and $48.9 million, respectively.

NOTE 10. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	March 31, 2019	June 30, 2018
	(in millions)
Accounts payable	$151.9	$191.8
Employee compensation and benefits	189.8	233.2
Accrued broker fees	79.1	85.2
Accrued taxes	23.8	25.3
Accrued dividend payable	56.1	42.5
Customer deposits	51.4	39.2
Other	58.4	53.9
Total	$610.5	$671.0

NOTE 11. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at March 31, 2019	Carrying value at March 31, 2019	Carrying value at June 30, 2018	Unused Available Capacity	Fair Value at March 31, 2019
			(in millions)
Long-term debt
Fiscal 2019 Revolving Credit Facility	March 2024	$280.0	$280.0	$160.0	$1,220.0	$280.0
Fiscal 2014 Senior Notes	September 2020	400.0	399.1	398.5	—	405.6
Fiscal 2016 Senior Notes	June 2026	500.0	495.3	494.8	—	486.9
Total debt		$1,180.0	$1,174.4	$1,053.4	$1,220.0	$1,172.5

Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2019	2020	2021	2022	2023	Thereafter	Total
(in millions)	$—	$—	$400.0	$—	$—	$780.0	$1,180.0

Fiscal 2019 Revolving Credit Facility: On March 18, 2019, the Company entered into an amended and restated $1.5 billion five-year revolving credit facility (the “Fiscal 2019 Revolving Credit Facility”), which replaced the $1.0 billion five-year revolving credit facility entered into during February 2017 (the “Fiscal 2017 Revolving Credit Facility”) (together the “Revolving Credit Facilities”). The Fiscal 2019 Revolving Credit Facility is comprised of a $1,100.0 million U.S. dollar tranche and a $400.0 million multicurrency tranche. At March 31, 2019, the Company had $280.0 million in outstanding borrowings and had unused available capacity of $1,220.0 million under the Fiscal 2019 Revolving Credit Facility.
The weighted-average interest rate on the Revolving Credit Facilities was 3.41% and 3.24% for the three and nine months ended March 31, 2019, respectively, and 2.50% and 2.31% for the three and nine months ended March 31, 2018, respectively. The fair value of the variable-rate Fiscal 2019 Revolving Credit Facility borrowings at March 31, 2019 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 8, “Fair Value of Financial Instruments”).

Borrowings under the Fiscal 2019 Revolving Credit Facility can be made in tranches up to 360 days and bear interest at LIBOR plus 101.5 basis points. The Fiscal 2017 Revolving Credit Facility bore interest at LIBOR plus 100 basis points. In addition, the Fiscal 2019 Revolving Credit Facility has an annual facility fee equal to 11.0 basis points on the entire facility, compared to 12.5 basis points on the Fiscal 2017 Revolving Credit Facility. The annual facility fees for the Revolving Credit Facilities totaled $0.3 million and $1.0 million for the three and nine months ended March 31, 2019, respectively, and $0.3 million and $1.0 million for the three and nine months ended March 31, 2018, respectively. The Company incurred $2.3 million in costs to establish the Fiscal 2019 Revolving Credit Facility. As of March 31, 2019, $3.7 million of the aggregate costs related to the Company’s Revolving Credit Facility remain to be amortized. Such costs are capitalized in Other non-current assets in the Condensed Consolidated Balance Sheets and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the term of the Fiscal 2019 Revolving Credit Facility.
The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2019 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2019 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At March 31, 2019, the Company is in compliance with all covenants of the Fiscal 2019 Revolving Credit Facility.
Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1st and September 1st each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At March 31, 2019, the Company is in compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the seven-year term. As of March 31, 2019 and June 30, 2018, $0.8 million and $1.3 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2014 Senior Notes. The fair value of the fixed-rate Fiscal 2014 Senior Notes at March 31, 2019 and June 30, 2018 was $405.6 million and $405.8 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 8, “Fair Value of Financial Instruments”).
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At March 31, 2019, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.5 million in debt issuance costs to establish the Fiscal 2016 Senior Notes. These costs have been capitalized and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. As of March 31, 2019 and June 30, 2018, $3.1 million and $3.5 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2016 Senior Notes. The fair value of the fixed-rate Fiscal 2016 Senior Notes at March 31, 2019 and June 30, 2018 was $486.9 million and $474.4 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 8, “Fair Value of Financial Instruments”).
The Fiscal 2019 Revolving Credit Facility, Fiscal 2014 Senior Notes, and Fiscal 2016 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of March 31, 2019 and June 30, 2018, there were no outstanding borrowings under these lines of credit.

NOTE 12. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended March 31, 2019 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at January 1, 2019	4,043,012	$57.27	1,205,587	$81.48	496,155	$85.23
Granted	505,531	98.31	31,754	95.10	—	—
Exercise of stock options (a)	(109,354)	41.82	—	—	—	—
Vesting of restricted stock units	—	—	(263)	64.32	—	—
Expired/forfeited	(5,769)	94.85	(12,448)	89.81	(848)	104.91
Balances at March 31, 2019 (b),(c)	4,433,420	$62.28	1,224,630	$81.75	495,307	$85.20
____________

(a)	Stock options exercised during the period of January 1, 2019 through March 31, 2019 had an aggregate intrinsic value of $6.5 million.

(b)
As of March 31, 2019, the Company’s outstanding vested and currently exercisable stock options using the March 29, 2019 closing stock price of $103.69 (approximately 2.6 million shares) had an aggregate intrinsic value of $154.7 million with a weighted-average exercise price of $44.47 and a weighted-average remaining contractual life of 5.3 years. The total of all stock options outstanding as of March 31, 2019 have a weighted-average remaining contractual life of 6.7 years.

(c)
As of March 31, 2019, time-based restricted stock units and performance-based restricted stock units expected to vest using the March 29, 2019 closing stock price of $103.69 (approximately 1.2 million and 0.5 million shares, respectively) had an aggregate intrinsic value of $122.1 million and $50.2 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.

The activity related to the Company’s incentive equity awards for the nine months ended March 31, 2019 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at July 1, 2018	4,478,288	$55.69	982,399	$67.72	395,689	$74.29
Granted	528,978	98.72	324,700	120.93	123,187	115.92
Exercise of stock options (a)	(559,512)	43.17	—	—	—	—
Vesting of restricted stock units	—	—	(17,426)	42.18	(19,077)	58.97
Expired/forfeited	(14,334)	94.27	(65,043)	76.01	(4,492)	78.44
Balances at March 31, 2019	4,433,420	$62.28	1,224,630	$81.75	495,307	$85.20
____________

(a)	Stock options exercised during the period of July 1, 2018 through March 31, 2019 had an aggregate intrinsic value of $45.2 million.

The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $17.4 million and $14.6 million, as well as related expected tax benefits of $4.1 million and $4.3 million were recognized for the three months ended March 31, 2019 and 2018, respectively. Stock-based compensation expense of $46.8 million and $39.2 million, as well as related expected tax benefits of $10.7 million and $11.6 million were recognized for the nine months ended March 31, 2019 and 2018, respectively.
As of March 31, 2019, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $19.6 million and $53.9 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 3.0 years and 1.7 years, respectively.
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
NOTE 13. INCOME TAXES
The provision for income taxes for the three and nine months ended March 31, 2019 was $51.4 million and $78.4 million compared to $16.2 million and $81.9 million for the three and nine months ended March 31, 2018.
The effective tax rate for the three and nine months ended March 31, 2019 was 23.0% and 20.8% compared to 12.9% and 27.0% for the three and nine months ended March 31, 2018.
The increase in the effective tax rate for the three months ended March 31, 2019, compared to the comparable prior year period is primarily attributable to the recognition of $1.3 million in excess tax benefits (the “ETB”) attributable to stock-based compensation compared to a $15.6 million ETB in the comparable prior year period.
The decrease in the effective tax rate for the nine months ended March 31, 2019, compared to the comparable prior year period is primarily attributable to the U.S. federal income tax change from 35% to 21% under the Tax Act, which was enacted into law on December 22, 2017 and which resulted in a blended U.S. federal corporate income tax rate of 28.1% for the prior year and a 21% rate for the current year, partially offset by the recognition of $9.2 million in ETB attributable to stock-based compensation, compared to a $18.6 million ETB in the comparable prior year period.
In addition, the Company accrued in the comparable prior year period a one-time net expense of approximately $16.1 million to reflect a one-time transition tax on earnings of certain foreign subsidiaries at December 31, 2017 partially offset by a benefit related to the remeasurement of the Company’s net U.S. federal and state deferred tax liabilities. The net $16.1 million one-time expense was adjusted to $15.4 million in the fourth quarter of the prior fiscal year. In the second quarter of this fiscal year, the Company reported that the ultimate one-time prior year net tax impact from the enactment of the Tax Act was approximately $14.9 million.

NOTE 14. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
In March 2010, the Company and IBM entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at March 31, 2019 are $306.6 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at March 31, 2019 are $23.0 million through fiscal year 2024, the final year of the contract.

Equity Method Investment

The Company contributed $2.8 million to an equity method investment during the nine months ended March 31, 2019, and has a remaining commitment of $0.8 million to fund this investment at March 31, 2019.
Other
In the normal course of business, the Company is subject to various claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material impact on its financial condition, results of operations or cash flows.
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at March 31, 2019 or at June 30, 2018.
In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
Our outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), a wholly-owned indirect subsidiary, which is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-1”), which requires BBPO to maintain a minimum amount of net capital. At March 31, 2019, BBPO was in compliance with this net capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires that BBPO maintain a minimum amount of net capital. At March 31, 2019, BBPO was in compliance with this net capital requirement.

In addition, Matrix Trust Company, a wholly-owned indirect subsidiary, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed or non-discretionary trust services to institutional customers. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At March 31, 2019, Matrix Trust Company was in compliance with its capital requirements.

NOTE 15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three and nine months ended March 31, 2019, and 2018, respectively:

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at January 1, 2019	$(59.3)	$—	$(9.8)	$(69.2)
Other comprehensive income/(loss) before reclassifications	4.9	—	0.2	5.1
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	—	—
Balances at March 31, 2019	$(54.5)	$—	$(9.7)	$(64.1)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at January 1, 2018	$(33.0)	$3.3	$(8.8)	$(38.4)
Other comprehensive income/(loss) before reclassifications	7.4	—	—	7.4
Amounts reclassified from accumulated other comprehensive income/(loss)	—	(3.7)	0.2	(3.5)
Balances at March 31, 2018	$(25.6)	$(0.4)	$(8.6)	$(34.6)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2018 (a)	$(43.2)	$—	$(10.2)	$(53.5)
Other comprehensive income/(loss) before reclassifications	(11.2)	—	0.6	(10.7)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	—	—
Balances at March 31, 2019	$(54.5)	$—	$(9.7)	$(64.1)

	Foreign Currency Translation	Available- for-Sale Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2017	$(48.9)	$2.3	$(9.2)	$(55.8)
Other comprehensive income/(loss) before reclassifications	23.3	1.1	—	24.4
Amounts reclassified from accumulated other comprehensive income/(loss)	—	(3.7)	0.7	(3.1)
Balances at March 31, 2018	$(25.6)	$(0.4)	$(8.6)	$(34.6)
____________

(a)	Reflects the adoption of accounting standards as described in Note 2.

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
Segment results:

	Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(in millions)
Investor Communication Solutions	$1,017.1	$855.3	$2,521.0	$2,384.0
Global Technology and Operations	236.6	235.2	700.9	678.1
Foreign currency exchange	(28.9)	(18.6)	(70.9)	(52.5)
Total	$1,224.8	$1,071.9	$3,151.0	$3,009.5

	Earnings (Loss) before Income Taxes
	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(in millions)
Investor Communication Solutions	$193.8	$93.0	$289.8	$211.0
Global Technology and Operations	52.5	57.3	146.1	152.9
Other	(25.2)	(29.0)	(76.3)	(77.0)
Foreign currency exchange	2.5	3.9	17.5	16.1
Total	$223.6	$125.2	$377.2	$303.0

NOTE 17. SUBSEQUENT EVENTS

On April 17, 2019, the Company announced that it entered into a purchase agreement to acquire the retirement plan custody and trust assets from TD Ameritrade Trust Company, a subsidiary of TD Ameritrade Holding Company. The acquisition is expected to expand Broadridge's suite of solutions for the growing qualified and non-qualified retirement plan services market and the support it provides for third-party administrators, financial advisors, record-keepers, banks, and brokers. The purchase price is expected to be approximately $61.5 million. The transaction is expected to be completed in the Company’s fiscal fourth quarter, subject to customary closing conditions and regulatory approvals.

On May 1, 2019, the Company announced that it has acquired Rockall Technologies Limited, a market leading provider of securities-based lending (SBL) and collateral management solutions for wealth management firms and commercial banks. The acquisition expands Broadridge's core front-to-back office wealth capabilities, providing innovative SBL and collateral management technology solutions to help firms manage risk and optimize clients' securities lending and financing needs. The purchase price was approximately $37.0 million net of cash acquired plus an additional contingent consideration liability.

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
Effective July 1, 2018, the Company adopted Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” and its related amendments (collectively “ASU No. 2014-09”) using the modified retrospective transition approach applied to all contracts. Under this transition approach, the Company has not restated the prior period Condensed Consolidated Financial Statements presented. However, the Company has provided additional disclosures related to the amount by which each relevant fiscal 2019 financial statement line item was affected by the adoption of ASU No. 2014-09 and explanations for significant changes, referred to herein as the “ASC 606 revenue accounting change.” Where noted, the discussion of changes in revenues are calculated assuming that the ASC 606 revenue accounting change had been applied to prior year results. Additional information about the Company’s revenue recognition policies and the related impact of the adoption of ASU No. 2014-09 is included in Note 2, “New Accounting Pronouncements” and Note 3, “Revenue Recognition” under Item 1 of Part I of this Form 10-Q.
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

Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and nine months ended March 31, 2019 compared to the three and nine months ended March 31, 2018. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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

Event-driven fee revenues are based on the number of special events and corporate transactions we process. Event-driven activity is impacted by financial market conditions and changes in regulatory compliance requirements, resulting in fluctuations in the timing and levels of event-driven fee revenues. As such, the timing and level of event-driven activity and its potential impact on revenues and earnings are difficult to forecast. During the three months ended December 31, 2018 we were initially able to separate certain annually recurring mutual fund related communications that were previously included in event-driven fee revenues. These activities were presented within recurring fee revenues commencing in the three months ended December 31, 2018. We were not able to reliably estimate the portion of event-driven fee revenues attributable to these activities in prior periods. We estimate the impact of this reclassification added approximately $4 million to recurring fee revenues for the three months ended March 31, 2019 and will add approximately $12 million to recurring fee revenues for the year ended June 30, 2019, and will be captured within recurring fee revenues internal growth.
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the nine months ended March 31, 2019, mutual fund proxy fee revenues were 12% lower compared to the nine months ended March 31, 2018. During the full fiscal years 2018 and 2017, mutual fund proxy fee revenues were 28% higher and 19% higher than the prior fiscal year, respectively. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
Closed Sales
Closed sales for the three months ended March 31, 2019 were $36.9 million, a decrease of $1.3 million or 3%, compared to $38.2 million for the three months ended March 31, 2018. Closed sales for the three months ended March 31, 2019 are net of an allowance adjustment of $1.5 million.
Closed sales for the nine months ended March 31, 2019 were $161.2 million an increase of $61.5 million or 62%, compared to $99.8 million for the nine months ended March 31, 2018. Closed sales for the nine months ended March 31, 2019 are net of an allowance adjustment of $6.7 million.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended March 31, 2019 and 2018, and the dollar and percentage changes between periods:

	Three Months Ended March 31,
			Change
	2019	2018	$	%
	(in millions, except per share amounts)
Revenues	$1,224.8	$1,071.9	$152.9	14
Cost of revenues	847.3	802.5	44.8	6
Selling, general and administrative expenses	143.9	138.6	5.3	4
Total operating expenses	991.2	941.1	50.1	5

Operating income	233.6	130.8	102.8	79
Margin	19.1%	12.2%
Interest expense, net	10.0	9.0	1.1	11
Other non-operating (income) expenses, net	—	(3.4)	3.4	(100)
Earnings before income taxes	223.6	125.2	98.4	79
Provision for income taxes	51.4	16.2	35.3	217
Effective tax rate	23.0%	12.9%
Net earnings	$172.2	$109.1	$63.1	58
Basic earnings per share	$1.49	$0.93	$0.56	60
Diluted earnings per share	$1.45	$0.90	$0.55	61
Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018
Revenues. Revenues for the three months ended March 31, 2019 were $1,224.8 million, an increase of $152.9 million, or 14%, compared to $1,071.9 million for the three months ended March 31, 2018. The $152.9 million increase was driven by (i) higher recurring fee revenues of $128.4 million, or 20%, (ii) higher distribution revenues of $32.9 million, or 9%, and (iii) higher event-driven fee revenues of $1.9 million, or 3%.
The higher recurring fee revenues of $128.4 million reflected: (i) impact of the ASC 606 revenue accounting change (16pts), (ii) gains from Net New Business (4pts) and (iii) contributions from our recent acquisitions (1pt). The higher event-driven fee revenues were the result of increased mutual fund proxy revenues partially offset by decreased equity proxy contests. Fluctuations in foreign currency exchange rates negatively impacted revenues by $10.3 million.
Total Operating expenses. Total operating expenses for the three months ended March 31, 2019 were $991.2 million, an increase of $50.1 million, or 5%, compared to $941.1 million for the three months ended March 31, 2018. Cost of revenues increased by $44.8 million, or 6%, and Selling, general and administrative expenses increased by $5.3 million, or 4%.
Cost of revenues for the three months ended March 31, 2019 were $847.3 million, an increase of $44.8 million, or 6%, compared to $802.5 million for the three months ended March 31, 2018. The increase primarily reflects higher proxy fulfillment expenses driven by the impact of the ASC 606 revenue accounting change. Fluctuations in foreign currency exchange rates decreased cost of revenues by $7.8 million.
Selling, general and administrative expenses for the three months ended March 31, 2019 were $143.9 million, an increase of $5.3 million, or 4%, compared to $138.6 million for the three months ended March 31, 2018. The increase was primarily due to higher labor expenses, including higher performance-based compensation expense, and the impact of acquisitions, partially offset by lower spending on growth initiatives.
Operating income. Operating income for the three months ended March 31, 2019 was $233.6 million, an increase of $102.8 million, or 79%, compared to $130.8 million for the three months ended March 31, 2018. Operating income margins increased to 19.1% for the three months ended March 31, 2019, compared to 12.2% for the three months ended March 31, 2018. The increase in Operating income margin is primarily due to (i) the increase in recurring fee revenues driven by the ASC 606 revenue accounting change, which more than offset (ii) higher cost of revenues from the increase in revenues.

Interest expense, net. Interest expense, net for the three months ended March 31, 2019 was $10.0 million, an increase of $1.1 million, or 11%, compared to $9.0 million for the three months ended March 31, 2018, primarily due to an increase in higher borrowing costs.
Other non-operating income, net. Other non-operating income, net for the three months ended March 31, 2019 was $0.0 million, compared to $3.4 million for the three months ended March 31, 2018. The decrease was primarily due to higher investment gains in the prior period.
Earnings before income taxes. Earnings before income taxes for the three months ended March 31, 2019 were $223.6 million, an increase of $98.4 million, or 79%, compared to $125.2 million for the three months ended March 31, 2018.
Provision for income taxes. The Provision for income taxes and effective tax rate for the three months ended March 31, 2019 were $51.4 million and 23.0%, compared to $16.2 million and 12.9% for the three months ended March 31, 2018. The increase in the effective tax rate for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is primarily attributable to the recognition of a $1.3 million excess tax benefit attributable to stock-based compensation compared to a $15.6 million excess tax benefit in the comparable prior period.
Net Earnings and Basic and Diluted earnings per share. Net earnings for the three months ended March 31, 2019 were $172.2 million, an increase of $63.1 million, or 58%, compared to $109.1 million for the three months ended March 31, 2018. The increase in Net earnings is primarily due to an increase in operating income primarily from the increase in recurring fee revenues, partially offset by the decrease in the excess tax benefit attributable to stock-based compensation.
Basic and Diluted earnings per share for the three months ended March 31, 2019 were $1.49 and $1.45, respectively, compared to $0.93 and $0.90 for the three months ended March 31, 2018, respectively.
ASC 606 Revenue Accounting Change. For the three months ended March 31, 2018 (i) recurring fee revenues would have been $97.8 million higher, (ii) event-driven fee revenues would have been $2.1 million higher, and (iii) distribution revenues would have been $36.4 million higher if the prior year basis of revenue accounting followed the current year basis of revenue accounting.
For the three months ended March 31, 2019 (i) recurring fee revenues would have increased by $30.6 million, or 4%, (ii) event-driven fee revenues would have decreased by $0.2 million, or 0%, and (iii) distribution revenues would have decreased by $3.6 million, or 1%, compared to the same period in the prior year, if the prior year basis of revenue accounting followed the current year basis of revenue accounting.

Nine Months Ended March 31, 2019 versus Nine Months Ended March 31, 2018
The table below presents Condensed Consolidated Statements of Earnings data for the nine months ended March 31, 2019 and 2018, and the dollar and percentage changes between periods:

	Nine Months Ended March 31,
			Change
	2019	2018	$	%
	(in millions, except per share amounts)
Revenues	$3,151.0	$3,009.5	$141.5	5
Cost of revenues	2,320.3	2,297.8	22.5	1
Selling, general and administrative expenses	418.7	379.8	39.0	10
Total operating expenses	2,739.1	2,677.6	61.5	2

Operating income	411.9	331.9	80.0	24
Margin	13.1%	11.0%
Interest expense, net	30.4	28.6	1.8	6
Other non-operating expenses, net	4.3	0.3	4.0	NM
Earnings before income taxes	377.2	303.0	74.2	24
Provision for income taxes	78.4	81.9	(3.5)	(4)
Effective tax rate	20.8%	27.0%
Net earnings	$298.8	$221.1	$77.7	35
Basic earnings per share	$2.57	$1.89	$0.68	36
Diluted earnings per share	$2.51	$1.84	$0.67	36
NM - Not meaningful
Nine Months Ended March 31, 2019 versus Nine Months Ended March 31, 2018
Revenues. Revenues for the nine months ended March 31, 2019 were $3,151.0 million, an increase of $141.5 million, or 5%, compared to $3,009.5 million for the nine months ended March 31, 2018. The $141.5 million increase was driven by (i) higher recurring fee revenues of $197.1 million, or 11%, partially offset by (ii) lower event-driven fee revenues of $29.6 million, or 13%, and (iii) lower distribution revenues of $7.6 million, or 1%.
The higher recurring fee revenues of $197.1 million reflected: (i) the impact of the ASC 606 revenue accounting change (6pts), (ii) gains from Net New Business (4pts), (iii) contributions from our recent acquisitions (1pt), and (iv) internal growth (1pt). The lower event-driven fee revenues were primarily from decreased equity proxy contest revenues and mutual fund proxy activity. Fluctuations in foreign currency exchange rates negatively impacted revenues by $18.4 million.
Total Operating expenses. Total operating expenses for the nine months ended March 31, 2019 were $2,739.1 million, an increase of $61.5 million, or 2%, compared to $2,677.6 million for the nine months ended March 31, 2018. Cost of revenues increased by $22.5 million, or 1%, and Selling, general and administrative expenses increased by $39.0 million, or 10%.
Cost of revenues for the nine months ended March 31, 2019 were $2,320.3 million, an increase of $22.5 million, or 1%, compared to $2,297.8 million for the nine months ended March 31, 2018. The increase primarily reflects higher proxy fulfillment expenses driven by the impact of the ASC 606 revenue accounting change, higher labor costs driven in part by the impact of acquisitions, partially offset by lower distribution cost of revenues driven by the decrease in distribution revenues. Fluctuations in foreign currency exchange rates decreased cost of revenues by $17.9 million.
Selling, general and administrative expenses for the nine months ended March 31, 2019 were $418.7 million, an increase of $39.0 million, or 10%, compared to $379.8 million for the nine months ended March 31, 2018. The increase was primarily due to higher labor expenses, driven in part by higher performance-based compensation expense, increased spending on technology initiatives, and the impact of acquisitions.

Operating income. Operating income for the nine months ended March 31, 2019 was $411.9 million, an increase of $80.0 million, or 24%, compared to $331.9 million for the nine months ended March 31, 2018. Operating income margins increased to 13.1% for the nine months ended March 31, 2019, compared to 11.0% for the nine months ended March 31, 2018. The increase in Operating income margin is primarily due to (i) the increase in recurring fee revenues driven by the ASC 606 revenue accounting change, which more than offset (ii) the decrease in higher-margin event-driven fee revenues, (iii) higher cost of revenues from the increase in revenues, and (iv) higher selling, general and administrative expenses.
Interest expense, net. Interest expense, net for the nine months ended March 31, 2019 was $30.4 million an increase of $1.8 million, or 6%, compared to $28.6 million for the nine months ended March 31, 2018, primarily due to higher borrowing costs.
Other non-operating expenses, net. Other non-operating expenses, net for the nine months ended March 31, 2019 was $4.3 million, an increase of $4.0 million, compared to $0.3 million for the nine months ended March 31, 2018. The increase was primarily due to higher investment gains in the prior period.
Earnings before income taxes. Earnings before income taxes for the nine months ended March 31, 2019 were $377.2 million, an increase of $74.2 million, or 24%, compared to $303.0 million for the nine months ended March 31, 2018.
Provision for income taxes. The Provision for income taxes and effective tax rate for the nine months ended March 31, 2019 were $78.4 million and 20.8%, compared to $81.9 million and 27.0% for the nine months ended March 31, 2018. The decrease in the effective tax rate for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018 is primarily due to the U.S. federal corporate income tax rate change from 35% to 21% under the Tax Act, which resulted in a blended U.S. federal corporate income tax rate of 28.1% for the prior year and a 21% tax rate for the current year, partially offset by the recognition of $9.2 million in ETB attributable to stock-based compensation compared to a $18.6 million ETB in the comparable prior year period.
In addition, the Company accrued in the comparable prior year period a one-time net expense of approximately $16.1 million to reflect a one-time transition tax on earnings of certain foreign subsidiaries at December 31, 2017, partially offset by a benefit related to the remeasurement of the Company’s net U.S. federal and state deferred tax liabilities.
Net Earnings and Basic and Diluted earnings per share. Net earnings for the nine months ended March 31, 2019 were $298.8 million, an increase of $77.7 million or 35%, compared to $221.1 million for the nine months ended March 31, 2018. The increase in Net earnings is primarily due to an increase in operating income primarily from the increase in recurring fee revenues and the decrease in the effective tax rate attributable to the Tax Act.
Basic and Diluted earnings per share for the nine months ended March 31, 2019 were $2.57 and $2.51, respectively, compared to $1.89 and $1.84 for the nine months ended March 31, 2018, respectively.
ASC 606 Revenue Accounting Change. For the nine months ended March 31, 2018 (i) recurring fee revenues would have been $97.9 million higher, (ii) event-driven fee revenues would have been $1.2 million lower, and (iii) distribution revenues would have been $33.5 million higher if the prior year basis of revenue accounting followed the current year basis of revenue accounting.
For the nine months ended March 31, 2019 (i) recurring fee revenues would have increased by $99.2 million, or 5%, (ii) event-driven fee revenues would have decreased by $28.4 million, or 13%, and (iii) distribution revenues would have decreased by $41.1 million, or 4%, compared to the same period in the prior year, if the prior year basis of revenue accounting followed the current year basis of revenue accounting.
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

Revenues

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2019	2018	$	%	2019	2018	$	%
	(in millions)
Investor Communication Solutions	$1,017.1	$855.3	$161.8	19	$2,521.0	$2,384.0	$137.1	6
Global Technology and Operations	236.6	235.2	1.4	1	700.9	678.1	22.8	3
Foreign currency exchange	(28.9)	(18.6)	(10.3)	55	(70.9)	(52.5)	(18.4)	35
Total	$1,224.8	$1,071.9	$152.9	14	$3,151.0	$3,009.5	$141.5	5

Earnings Before Income Taxes

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2019	2018	$	%	2019	2018	$	%
	(in millions)
Investor Communication Solutions	$193.8	$93.0	$100.8	108	$289.8	$211.0	$78.8	37
Global Technology and Operations	52.5	57.3	(4.8)	(8)	146.1	152.9	(6.8)	(4)
Other	(25.2)	(29.0)	3.8	(13)	(76.3)	(77.0)	0.7	(1)
Foreign currency exchange	2.5	3.9	(1.4)	(36)	17.5	16.1	1.5	9
Total	$223.6	$125.2	$98.4	79	$377.2	$303.0	$74.2	24
Investor Communication Solutions

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2019	2018	$	%	2019	2018	$	%
	(in millions)
Recurring fee revenues	$530.5	$403.5	$127.0	31	$1,245.1	$1,070.8	$174.3	16
Event-driven fee revenues	68.4	66.5	1.9	3	193.5	223.1	(29.6)	(13)
Distribution revenues	418.2	385.4	32.9	9	1,082.5	1,090.0	(7.6)	(1)
Total	$1,017.1	$855.3	$161.8	19	$2,521.0	$2,384.0	$137.1	6
Revenues. Investor Communication Solutions segment’s Revenues for the three months ended March 31, 2019 were $1,017.1 million, an increase of $161.8 million, or 19%, compared to $855.3 million for the three months ended March 31, 2018. The $161.8 million increase was driven by: (i) higher recurring fee revenues of $127.0 million, or 31%, (ii) an increase in distribution revenues of $32.9 million, or 9%, and (iii) higher event-driven fee revenues of $1.9 million, or 3%.
Higher recurring fee revenues of 31% were attributable to: (i) the impact of the ASC 606 revenue accounting change (25pts), (ii) Net New Business from increases in revenues from Closed sales (4pts), (iii) revenues from acquisitions (1pt), and (iv) higher internal growth (1pt). Record growth compared to the same period in the prior year, which is a component of internal growth, was 6% for mutual fund and ETF interim communications and 3% for annual equity proxy communications.
Higher event-driven fee revenues were the result of increased mutual fund proxy revenues partially offset by decreased equity proxy contests.
Investor Communication Solutions segment’s Revenues for the nine months ended March 31, 2019 were $2,521.0 million, an increase of $137.1 million, or 6%, compared to $2,384.0 million for the nine months ended March 31, 2018. The $137.1 million increase was driven by: (i) higher recurring fee revenues of $174.3 million, or 16%, partially offset by (ii) lower event-driven fee revenues of $29.6 million, or 13%, and (iii) a decrease in distribution revenues of $7.6 million, or 1%.

Higher recurring fee revenues of 16% were attributable to: (i) impact of the ASC 606 revenue accounting change (10pts), (ii) Net New Business from increases in revenues from Closed sales (4pts), (iii) revenues from acquisitions (1pt), and (iv) higher internal growth (1pt). Record growth compared to the same period in the prior year, which is a component of internal growth, was 11% for mutual fund and ETF interim communications and 6% for annual equity proxy communications.
Lower event-driven fee revenues were the result of decreased equity proxy contests and mutual fund proxy activity.
Earnings before Income Taxes. Earnings before income taxes for the three months ended March 31, 2019 were $193.8 million, an increase of $100.8 million, or 108%, compared to $93.0 million for the three months ended March 31, 2018. The earnings increase was primarily due to higher recurring fee revenues driven by the ASC 606 revenue accounting change. Pre-tax margins increased by 8.2 percentage points to 19.1% from 10.9%.
Earnings before income taxes for the nine months ended March 31, 2019 were $289.8 million, an increase of $78.8 million, or 37%, compared to $211.0 million for the nine months ended March 31, 2018. The earnings increase was primarily due to higher recurring fee revenues driven by the ASC 606 revenue accounting change more than offsetting lower event-driven fee revenues. Pre-tax margins increased by 2.6 percentage points to 11.5% from 8.9%.
ASC 606 Revenue Accounting Change. For the three months ended March 31, 2018 (i) recurring fee revenues would have been $96.9 million higher, (ii) event-driven fee revenues would have been $2.1 million higher, and (iii) distribution revenues would have been $36.4 million higher if the prior year basis of revenue accounting followed the current year basis of revenue accounting. Consequently, for the three months ended March 31, 2019 (i) recurring fee revenues would have increased by $30.1 million, or 6%, (ii) event-driven fee revenues would have decreased by $0.2 million, or 0%, and (iii) distribution revenues would have decreased by $3.6 million, or 1%, compared to the same period in the prior year.
For the nine months ended March 31, 2018 (i) recurring fee revenues would have been $99.0 million higher, (ii) event-driven fee revenues would have been $1.2 million lower, and (iii) distribution revenues would have been $33.5 million higher if the prior year basis of revenue accounting followed the current year basis of revenue accounting. Consequently, for the nine months ended March 31, 2019 (i) recurring fee revenues would have increased by $75.3 million, or 6%, (ii) event-driven fee revenues would have decreased by $28.4 million, or 13%, and (iii) distribution revenues would have decreased by $41.1 million, or 4%, compared to the same period in the prior year.
Global Technology and Operations
Revenues. Global Technology and Operations segment’s Revenues for the three months ended March 31, 2019 were $236.6 million an increase of $1.4 million, or 1%, compared to $235.2 million for the three months ended March 31, 2018. The 1% increase was attributable to: (i) higher Net New Business from Closed sales (3pts), partially offset by (ii) lower internal growth (3pts). The impact of the ASC 606 revenue accounting change was less than 1pt.
Global Technology and Operations segment’s Revenues for the nine months ended March 31, 2019 were $700.9 million an increase of $22.8 million, or 3%, compared to $678.1 million for the nine months ended March 31, 2018. The 3% increase was attributable to: (i) higher Net New Business from Closed sales (3pts) and (ii) higher internal growth (1pt). The impact of the ASC 606 revenue accounting change was less than 1pt.
Earnings before Income Taxes. Earnings before income taxes for the three months ended March 31, 2019 were $52.5 million, a decrease of $4.8 million, or 8%, compared to $57.3 million for the three months ended March 31, 2018. The earnings decrease was primarily due to the impact of incremental expenditures to drive new business, ongoing new product development expenses and increased conversion costs related to client go-lives, partially offset by increased revenues. Pre-tax margins decreased by 2.2 percentage points to 22.2% from 24.4%.
Earnings before income taxes for the nine months ended March 31, 2019 were $146.1 million, a decrease of $6.8 million, or 4%, compared to $152.9 million for the nine months ended March 31, 2018. The earnings decrease was primarily due to the impact of incremental expenditures to drive new business, ongoing new product development expenses and increased conversion costs related to client go-lives, partially offset by increased revenues. Pre-tax margins decreased by 1.7 percentage points to 20.8% from 22.5%.
ASC 606 Revenue Accounting Change. Considering the impact of the ASC 606 revenue accounting change, recurring fee revenues for the three months ended March 31, 2018 would have been $0.8 million higher. Consequently, for the three months ended March 31, 2019, recurring fee revenues would have increased by $0.5 million, or 0%, compared to the same period in the prior year.
Considering the impact of the ASC 606 revenue accounting change, recurring fee revenues for the nine months ended March 31, 2018 would have been $1.0 million lower. Consequently, for the nine months ended March 31, 2019, recurring fee revenues would have increased by $23.9 million, or 4%, compared to the same period in the prior year.

Other
Loss before Income Taxes. Loss before income taxes was $25.2 million for the three months ended March 31, 2019, a decrease of $3.8 million, or 13%, compared to $29.0 million for the three months ended March 31, 2018. The decreased loss was primarily due to lower spending on growth initiatives and other corporate expenses, partially offset by a decrease in unrealized investment gains compared to the prior year period.
Loss before income taxes was $76.3 million for the nine months ended March 31, 2019, a decrease of $0.7 million, or 1%, compared to $77.0 million for the nine months ended March 31, 2018. The decreased loss was primarily due to lower corporate expenses.
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

Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Earnings and Adjusted Earnings Per Share
These Non-GAAP measures reflect Operating income, Operating income margin, Net earnings, and Diluted earnings per share, as adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items that management believes are not indicative of our ongoing operating performance. These adjusted measures exclude the impact of: (i) Amortization of Acquired Intangibles and Purchased Intellectual Property, (ii) Acquisition and Integration Costs, (iii) Tax Act items and (iv) the Gain on Sale of Securities. Amortization of Acquired Intangibles and Purchased Intellectual Property represents non-cash amortization expenses associated with the Company's acquisition activities. Acquisition and Integration Costs represent certain transaction and integration costs associated with the Company’s acquisition activities. Tax Act items represent the net impact of a U.S. federal transition tax on earnings of certain foreign subsidiaries, foreign jurisdiction withholding taxes and certain benefits related to the remeasurement of the Company’s net U.S. federal and state deferred tax liabilities attributable to the Tax Act. The Gain on Sale of Securities represents a non-operating gain on the sale of securities associated with the Company’s retirement plan obligations.
We exclude Amortization of Acquired Intangibles and Purchased Intellectual Property, Acquisition and Integration Costs, Tax Act items, and the Gain on Sale of Securities from our earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and these items do not reflect ordinary operations or earnings. Management believes these adjusted measures may be useful to an investor in evaluating the underlying operating performance of our business.

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

Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(in millions)
Operating income (GAAP)	$233.6	$130.8	$411.9	$331.9
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	21.2	20.2	64.3	59.4
Acquisition and Integration Costs	0.9	1.3	3.1	6.0
Adjusted Operating income (Non-GAAP)	$255.7	$152.3	$479.4	$397.2
Operating income margin (GAAP)	19.1%	12.2%	13.1%	11.0%
Adjusted Operating income margin (Non-GAAP)	20.9%	14.2%	15.2%	13.2%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(in millions)
Net earnings (GAAP)	$172.2	$109.1	$298.8	$221.1
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	21.2	20.2	64.3	59.4
Acquisition and Integration Costs	0.9	1.3	3.1	6.0
Gain on Sale of Securities	—	(5.5)	—	(5.5)
Taxable adjustments	22.1	16.1	67.5	59.9
Tax Act items	—	—	—	16.1
Tax impact of adjustments (a)	(5.4)	(3.7)	(15.7)	(16.7)
Adjusted Net earnings (Non-GAAP)	$188.9	$121.4	$350.6	$280.4

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Diluted earnings per share (GAAP)	$1.45	$0.90	$2.51	$1.84
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.18	0.17	0.54	0.49
Acquisition and Integration Costs	0.01	0.01	0.03	0.05
Gain on Sale of Securities	—	(0.05)	—	(0.05)
Taxable adjustments	0.19	0.13	0.57	0.50
Tax Act items	—	—	—	0.13
Tax impact of adjustments (a)	(0.05)	(0.03)	(0.13)	(0.14)
Adjusted earnings per share (Non-GAAP)	$1.59	$1.00	$2.94	$2.33

(a) Calculated using the GAAP effective tax rate, adjusted to exclude $1.3 million and $9.2 million of excess tax benefits associated with stock-based compensation for the three and nine months ended March 31, 2019, and $15.6 million and $18.6 million of excess tax benefits associated with stock-based compensation for the three and nine months ended March 31, 2018, as well as the net $16.1 million charges associated with the Tax Act for the nine months ended March 31, 2018. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Nine Months Ended March 31,
	2019	2018
	(in millions)
Net cash flows provided by operating activities (GAAP)	$217.9	$274.8
Capital expenditures and Software purchases and capitalized internal use software	(46.3)	(70.6)
Free cash flow (Non-GAAP)	$171.6	$204.2

Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	March 31, 2019	June 30, 2018
	(in millions)
Cash and cash equivalents:
Domestic cash	$105.5	$98.2
Cash held by foreign subsidiaries	120.0	103.6
Cash held by regulated entities	66.6	62.0
Total cash and cash equivalents	$292.1	$263.9
At March 31, 2019, Cash and cash equivalents were $292.1 million and Total stockholders’ equity was $1,265.6 million. At March 31, 2019, net working capital was $490.2 million compared to $213.8 million at June 30, 2018. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
At March 31, 2019, $120.0 million of the $292.1 million of Cash and cash equivalents were held by our foreign subsidiaries, and $66.6 million of Cash and cash equivalents were held by regulated entities. We expect existing domestic cash, cash equivalents, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, cash flows from operations and borrowing capacity to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If these funds are needed for our operations in the U.S., we may be required to pay foreign taxes to repatriate these funds. However, while we may do so at a future date, the Company does not need to repatriate future foreign earnings to fund U.S. operations.
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at March 31, 2019	Carrying value at March 31, 2019	Carrying value at June 30, 2018	Unused Available Capacity	Fair Value at March 31, 2019
			(in millions)
Long-term debt
Fiscal 2019 Revolving Credit Facility	March 2024	$280.0	$280.0	$160.0	$1,220.0	$280.0
Fiscal 2014 Senior Notes	September 2020	400.0	399.1	398.5	—	405.6
Fiscal 2016 Senior Notes	June 2026	500.0	495.3	494.8	—	486.9
Total debt		$1,180.0	$1,174.4	$1,053.4	$1,220.0	$1,172.5

Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2019	2020	2021	2022	2023	Thereafter	Total
(in millions)	$—	$—	$400.0	$—	$—	$780.0	$1,180.0
The Company has a $1.5 billion five-year revolving credit facility (the “Fiscal 2019 Revolving Credit Facility”), which is comprised of a $1,100.0 million U.S. dollar tranche and $400.0 million multicurrency tranche. Borrowings under the Fiscal 2019 Revolving Credit Facility bear interest at LIBOR plus 101.5 basis points. In addition, the Fiscal 2019 Revolving Credit Facility has an annual facility fee equal to 11.0 basis points on the entire facility, which totaled $0.3 million and $1.0 million for the three and nine months ended March 31, 2019, respectively, and $0.3 million and $1.0 million for the three and nine months ended March 31, 2018, respectively. At March 31, 2019, the Company had $280.0 million in outstanding borrowings and had unused available capacity of $1,220.0 million under the Fiscal 2019 Revolving Credit Facility. The facility is scheduled to expire in March 2024.
The Fiscal 2019 Revolving Credit Facility and the senior notes are senior unsecured obligations of the Company and are ranked equally in right of payment. Interest on the senior notes due 2020 is payable semiannually on March 1st and September 1st each year based on a fixed per annum rate equal to 3.95%. Interest on the senior notes due 2026 is payable semiannually on June 27th and December 27th each year based on a fixed per annum rate equal to 3.40%.
Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain ratios.
Cash Flows

	Nine Months Ended March 31,
			Change
	2019	2018	$
	(in millions)
Net cash flows provided by operating activities	$217.9	$274.8	$(56.8)
Net cash flows used in investing activities	$(49.1)	$(177.6)	$128.5
Net cash flows used in financing activities	$(138.8)	$(20.2)	$(118.5)

Free cash flow:
Net cash flows provided by operating activities (GAAP)	$217.9	$274.8	$(56.8)
Capital expenditures and Software purchases and capitalized internal use software	(46.3)	(70.6)	24.3
Free cash flow (Non-GAAP)	$171.6	$204.2	$(32.5)

The decrease in cash provided by operating activities of $56.8 million in the nine months ended March 31, 2019, as compared to the nine months ended March 31, 2018, was primarily due to an increase in cash used in client implementations and related client contract payments. The increase in net earnings and the associated change in working capital were primarily driven by the ASC 606 revenue accounting change which did not impact cash flows from operating activities.
The decrease in cash used in investing activities of $128.5 million in the nine months ended March 31, 2019, as compared to the nine months ended March 31, 2018, primarily reflects (i) a $63.0 million decrease in acquisition spend, (ii) a $40.0 million decrease in purchased intellectual property, and (iii) a $23.9 million decrease in capital expenditures.
The increase in cash used in financing activities of $118.5 million in the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018 primarily reflects (i) a $90.5 million increase in the repurchase of common stock, (ii) a $32.1 million increase in dividends paid, and (iii) a $14.4 million decrease in the proceeds from the exercise of stock options, partially offset by (iv) a $20.0 million net increase in debt proceeds, net of debt repayments compared to the prior fiscal year.

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
Income Taxes
Our effective tax rate for the three and nine months ended March 31, 2019 was 23.0% and 20.8%, compared to 12.9% and 27.0% for the three and nine months ended March 31, 2018.
The decrease in the effective tax rate for the nine months ended March 31, 2019 compared to the prior year period is primarily due to the U.S. federal corporate income tax rate change from 35% to 21% under the Tax Act, which resulted in a blended U.S. federal corporate income tax rate of 28.1% for the prior year and a 21% tax rate for the current year. In addition, the Company accrued in the comparable prior year period a one-time net expense of approximately $16.1 million to reflect a one-time transition tax on earnings of certain foreign subsidiaries at December 31, 2017 partially offset by a benefit related to the remeasurement of the Company’s net U.S. federal and state deferred tax liabilities. The net $16.1 million one-time expense was adjusted to $15.4 million in the fourth quarter of the prior fiscal year.  In the second quarter of this fiscal year, the Company reported that the ultimate one-time prior year net tax impact from the enactment of the Tax Act was approximately $14.9 million.
Contractual Obligations
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at March 31, 2019 are $306.6 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at March 31, 2019 are $23.0 million through fiscal year 2024, the final year of the contract.

The Company contributed $2.8 million to an equity method investment during the nine months ended March 31, 2019, and has a remaining commitment of $0.8 million to fund this investment at March 31, 2019.
Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at March 31, 2019.

Off-balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company was not a party to any derivative financial instruments at March 31, 2019 or at June 30, 2018. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.
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
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The President and Chief Executive Officer, and the Chief Financial Officer, concluded that our disclosure controls and procedures as of March 31, 2019 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our third fiscal quarter ended March 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2019 - January 31, 2019	105	$101.31	—	6,651,256
February 1, 2019 - February 28, 2019	—	—	—	6,651,256
March 1, 2019 - March 31, 2019	—	—	—	6,651,256
Total	105	$101.31	—
_____________
(1) Represents shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2) During the fiscal quarter ended March 31, 2019, the Company did not repurchase shares of common stock under its share repurchase program. At March 31, 2019, the Company had 6,651,256 shares available for repurchase under its share repurchase program. The share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Disclosure of Certain Activities under Section 13(r) of the Securities Exchange Act of 1934
None.

Item 6.	EXHIBITS
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1
Amended and Restated Credit Agreement dated March 18, 2019, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 18, 2019).

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and nine months ended March 31, 2019 and 2018, (ii) condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2019 and 2018, (iii) condensed consolidated balance sheets as of March 31, 2019 and June 30, 2018, (iv) condensed consolidated statements of cash flows for the nine months ended March 31, 2019 and 2018, (v) condensed consolidated statements of stockholders’ equity for the three and nine months ended March 31, 2019 and 2018, and (vi) the notes to the condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: May 7, 2019	By:	/s/ James M. Young
James M. Young
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)