Form 10-K
period 2019-06-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2019-08-06
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 001-33220

BROADRIDGE FINANCIAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-1151291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5 DAKOTA DRIVE	11042
LAKE SUCCESS
New York
(Address of principal executive offices)	(Zip code)
(516) 472-5400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on Which Registered:
Common Stock, par value $0.01 per share	BR	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer  ☒   Accelerated Filer  ☐   Non-Accelerated Filer  ☐   Smaller Reporting Company  ☐  Emerging Growth Company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value, as of December 31, 2018, of common stock held by non-affiliates of the registrant was $11,044,292,706.
As of July 31, 2019, there were 114,282,728 shares of the registrant’s common stock outstanding (excluding 40,178,399 shares held in treasury), par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of June 30, 2019 are incorporated by reference into Part III.

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
Overview

Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation and a part of the S&P 500® Index (“S&P”), is a global financial technology leader providing investor communications and technology-driven solutions to banks, broker-dealers, asset and wealth managers and corporate issuers. With over 50 years of experience, including over 10 years as an independent public company, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated solutions and an important infrastructure that powers the financial services industry. Our solutions enable better financial lives by powering investing, governance and communications and help reduce the need for our clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities.

Our services include investor communications, securities processing, data and analytics, and customer communications solutions. We serve a large and diverse client base across four client groups: banks/broker-dealers, asset management firms/mutual funds, corporate issuers, and wealth management firms. For capital markets firms, we help our clients lower costs and improve the effectiveness of their trade and account processing operations with support for their front-, middle- and back-office operations, and their administration, finance, risk and compliance requirements. We serve asset management firms by meeting their critical needs for shareholder communications and by providing investment operations technology to support their investment decisions. For wealth management clients, we provide an integrated platform with tools that create a better investor experience, while also delivering a more streamlined, efficient, and effective advisory servicing process. For our corporate issuer clients, we help manage every aspect of their shareholder communications, including registered and beneficial proxy processing, annual meeting support, transfer agency services and financial disclosure document creation, management and SEC filing services.

We operate our business in two reportable segments: Investor Communication Solutions and Global Technology and Operations.

Investor Communication Solutions

We provide the governance and communications solutions through our Investor Communication Solutions business segment to the following financial services clients: banks/broker-dealers, asset management firms/mutual funds, corporate issuers and wealth management firms. In addition to financial services firms, our Customer Communications business also serves companies in the healthcare, insurance, consumer finance, telecommunications, utilities and other service industries.
A large portion of our Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge® (“ProxyEdge”) is our innovative electronic proxy delivery and voting solution for institutional investors and financial advisors that helps ensure the voting participation of the largest stockholders of many companies. We also provide the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help our clients meet their regulatory compliance needs.
We also provide asset managers and retirement service providers with data-driven solutions that help our clients grow revenue, operate efficiently, and maintain compliance. We offer an end-to-end platform for content management, composition, and multi-channel distribution of regulatory, marketing, and transactional information. Our data and analytics solutions provide investment product distribution data, analytical tools, insights, and research to enable asset managers to optimize product distribution across retail and institutional channels globally. We also provide mutual fund trade processing services for retirement providers, third-party administrators, financial advisors, banks and wealth management professionals through Matrix Financial Solutions, Inc. (“Matrix”).
In addition, we provide public corporations with a full suite of solutions to help manage their annual meeting process, including registered proxy distribution and processing services, proxy and annual report document management solutions, and solutions to gain insight into their shareholder base through our shareholder data services. We also provide financial reporting document composition and management, SEC disclosure and filing services, and registrar, stock transfer and record-keeping services through Broadridge Corporate Issuer Solutions.

Our wealth management solutions enable firms, financial advisors, wealth managers, and insurance agents to better engage with customers through digital marketing and customer communications tools. We integrate data, content and technology to drive new customer acquisition and cross-sell opportunities through the creation of sales and educational content, including seminars as well as customizable advisor websites, search engine marketing and electronic and print newsletters. Our advisor solutions also help advisors optimize their practice management through customer and account data aggregation and reporting. We currently support over 200,000 professionals at more than 300 financial firms with our advisor solutions.
We also provide customer communications solutions which include print and digital solutions, content management, postal optimization, and fulfillment services. The Broadridge Communications CloudSM (the “Communications Cloud”) provides multi-channel communications delivery, communications management, information management and control and administration capabilities that enable and enhance our clients’ communications with their customers. In addition, we provide our clients with capabilities to enhance the consumer experience associated with essential communications such as consumer statements, bills and regulatory communications.

Global Technology and Operations

We are a leading global provider of securities processing solutions for capital markets, wealth management, and asset management firms. We offer advanced solutions that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, margin, cash management, clearance and settlement, asset servicing, reference data management, reconciliations, securities financing and collateral optimization, compliance and regulatory reporting, and accounting.

Our services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management and manage risk, thereby enabling them to focus on their core business activities. Provided on a software as a service (“SaaS”) basis within large user communities, our technology is a global solution, processing clearance and settlement in over 90 countries. Our multi-asset, multi-market, multi-entity and multi-currency solutions support real-time global trade processing of equity, fixed income, mutual fund, foreign exchange, and exchange traded derivatives. We process on average over $7 trillion in equity and fixed income trades per day of U.S. and Canadian securities.

In addition, we provide a comprehensive wealth management platform that offers capabilities across the entire wealth management lifecycle and streamlines all aspects of wealth management services, including account management, fee management and client on-boarding. Through our Managed Services, we provide business process outsourcing services that support the operations of our buy- and sell-side clients’ businesses and combine our technology with our operations expertise to support the entire trade lifecycle and provide front-, middle- and back-office solutions. We also provide buy-side technology solutions for the global investment management industry through our asset management solutions, including front-, middle- and back-office solutions for hedge funds, family offices, investment managers and the providers that service this space.

Our Strategy

We earn our clients’ confidence every day by delivering real business value through leading technology-driven solutions that help our clients get ahead of today’s challenges and capitalize on future growth opportunities. Our solutions harness people, technology and insights to help transform our clients’ businesses by enriching customer engagement, navigating risk, optimizing efficiency and growing revenue.

As financial institutions look to transform and mutualize their mission-critical but non-differentiating back-office functions, we have the proven technology, scale, innovation, experience and, most importantly, the clients to achieve this goal and meet their needs. We define our market opportunity in our strong and growing global businesses in both governance and communications and capital markets, with an additional growth platform in wealth and investment management. Our growth strategy is based on the following key components.

Our business model.

We deliver multi-client technology and managed services primarily through common SaaS-based operations platforms. We increasingly create layers of value by driving network benefits to our clients, providing deep data and analytics solutions, and offering a suite of digital capabilities on a single platform. All of this translates into our core value proposition to be a trusted provider of technology and managed services across a range of analytical, operational and reporting functions.  Our SaaS offerings allow our clients to mutualize development expenses and our solutions integrate global data services to provide globally-consistent insight to functions and requirements within the financial services industry.

Strong positions in a large and growing financial services market.
Our deep industry knowledge enables our clients to successfully solve complex technological challenges, and inspires trust among and brings novel perspectives to our clients. While financial services firms have historically kept much of their technology infrastructure work in-house, there are two significant trends working in favor of Broadridge. In aggregate, financial service firms globally are spending more on technology, and the respective budgets allocated are consistently growing year-over-year. Moreover, these firms are devoting a growing percentage of this spend to third-party technology, operations, and services. Broadridge, as a trusted outside partner, can undertake streamlining and better integrate this infrastructure and processes. We expect the efficiencies that result from such undertaking by Broadridge will lead to growth in the market for our solutions.
Three attractive growth platforms.
Our growth platforms address important and significant client needs as described below. Through our integrated solutions and services and our scalable infrastructure, we believe we are best positioned to meet them.

•
Governance. We provide a strong network through our governance platform that links broker-dealers, public companies, mutual funds, shareholders, and regulators. We continue to grow our governance solutions by continuing to transform content and delivery and improve product capabilities to drive higher investor engagement. We aim to be an integral partner to asset managers and retirement service providers by offering data-driven solutions that help them grow revenue, reduce costs and maintain compliance. We are also expanding our capabilities to better serve the needs of issuers and we are driving the next generation of digital communications while optimizing print and mail services through advanced technology.

•
Capital Markets. Global institutions have a strong need to simplify their complex technology environment, and our SaaS-based global, multi-asset class technology platform addresses this need. We are driving global post-trade management to create transformation opportunities to simplify our clients’ operations, improve performance, evolve to global operating models, adopt new technologies, and enable our clients to better manage their data.

•
Wealth Management. Wealth management clients which include capital markets and financial services firms, financial advisors, wealth managers and insurance agents are undergoing unprecedented change and need partners to help them navigate the new technologies that are essential to their business. Market dynamics are driving the need for integrated, data-centric digital wealth solutions and we see the need of investment managers to modernize their technology infrastructure. To address this need, we are integrating a “One Wealth” platform that optimizes advisor productivity, client experience and enterprise operations.

On-ramp for next-generation technologies.
Our clients understand that next-generation technology is a key driving force for change and efficiency and there is a need among our client base to leverage this technology to address their critical business challenges. However, they face obstacles in creating the right investment and, more importantly, in applying the right talent and intellectual capital, which may be focused on their most differentiating functions. This continues to create opportunities for Broadridge to assist in the areas where we have scale and domain expertise, which includes digital, cloud, blockchain, and artificial intelligence technologies.
High engagement and client-centric culture.
Broadridge is client-centric and has created and grown multi-entity infrastructures across a variety of functions with high client satisfaction. Broadridge conducts a client satisfaction survey for each of its major business units annually, the results of which are a component of all Broadridge associates’ compensation because of the importance of client retention to the achievement of Broadridge’s revenue goals.
We have also built a culture where we focus on having engaged and knowledgeable associates to serve clients well, which in turn creates a real and sustainable advantage. Supporting this excellent client delivery takes engaged associates, and we are passionate about creating an environment in which every associate can thrive and build their knowledge and skills. All of this creates a culture that benefits our associates, our clients, and our stockholders.

History and Development of Our Company

Broadridge has over 50 years of history in providing innovative solutions to financial services firms and publicly-held companies. We are the former Brokerage Services division of Automatic Data Processing, Inc. (“ADP”), which opened for business in 1962 with one client, processing an average of 300 trades per night. In 1979, ADP expanded its U.S.-based securities processing solutions to process Canadian securities. Broadridge was incorporated in Delaware as a wholly-owned subsidiary of ADP on March 29, 2007 in anticipation of our spin-off from ADP. We spun off from ADP and began operating as an independent public company on March 30, 2007.

Investor Communication Solutions

We began offering our proxy services in 1989. The proxy services business, which has become our Investor Communication Solutions business, leveraged the information processing systems and infrastructure of our Global Technology and Operations business. Our proxy services offering attracted 31 major clients in its first year of operations. In 1992, we acquired The Independent Election Corporation of America which further increased our proxy services capabilities. By 1999, we were handling over 90% of the investor communication distributions for securities held of record by banks and broker-dealers in the U.S. from proxy statements to annual reports. During the 1990s, we expanded our proxy services business to serve security owners of Canadian and United Kingdom issuers and we began offering a complete outsourced solution for international proxies.

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

Since 2011, we have made several acquisitions to improve and expand the solutions offered through our Investor Communication Solutions segment to our clients. In June 2019, we acquired the retirement plan custody and trust assets from TD Ameritrade Trust Company (“TD Ameritrade”), a subsidiary of TD Ameritrade Holding Company. The acquisition expands our suite of solutions for the growing qualified and non-qualified retirement plan services market and the support provided for third-party administrators, financial advisors, record-keepers, banks, and brokers.

Global Technology and Operations

Our securities processing business has grown over the past 50 years from a processer of U.S. and Canadian securities to a global provider of multi-market, multi-asset class, multi-entity and multi-currency processing capabilities. We made significant additions to our Global Technology and Operations business through two key acquisitions in the mid-1990s. In 1995, we acquired a London-based provider of multi-currency clearance and settlement services, to become a global supplier of transaction processing services. In 1996, we acquired a provider of institutional fixed income transaction processing systems.

Since 2011, we have made several acquisitions to expand the asset classes we process and the markets we serve. In fiscal year 2019, we made the following acquisitions:

•
In May 2019, we acquired Rockall Technologies Limited (“Rockall”), a leading provider of securities-based lending (“SBL”) and collateral management solutions for wealth management firms and commercial banks. The acquisition expands our core front- to back-office wealth capabilities, providing innovative SBL and collateral management technology solutions to help firms manage risk and optimize clients’ securities lending and financing needs; and

•
In June 2019, we acquired RPM Technologies (“RPM”), a leading Canadian provider of enterprise wealth management software solutions and services. The acquisition brings important new capabilities and next-generation technology to our clients. RPM's state-of-the-art technology platforms build on our strong Canadian wealth management business, providing a solution set for the retail banking sector with enhanced mutual fund and deposit manufacturing capabilities.

The Broadridge Business
Investor Communication Solutions
The Investor Communication Solutions segment’s revenues represented approximately 80% and 81% of our total Revenues in fiscal years 2019 and 2018, respectively, which gives effect to the foreign exchange impact from revenues generated in currencies other than the United States of America (“U.S.”) dollar. See “Analysis of Reportable Segments—Revenues” under “Item 701. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The services and solutions provided through our Investor Communication Solutions segment serve the following client groups:

Banks/Broker-Dealers
We handle the entire proxy materials distribution and voting process for our bank and broker-dealer clients. We offer traditional hard copy and electronic services for the delivery of proxy materials to investors and collection of consents; maintenance of a database that contains the delivery method preferences of our clients’ customers; posting of documents on the Internet; e-mail notification to investors notifying them that proxy materials are available; and proxy voting over the Internet, mobile devices and tablets. We also have the ability to combine stockholder communications for multiple stockholders residing at the same address which we accomplish by having ascertained the delivery preferences of investors. In addition, we provide a complete outsourced solution for the processing of international proxies with the ability to process proxy voting in over 120 international markets.

A majority of publicly-traded shares are not registered in companies’ records in the names of their ultimate beneficial owners. Instead, a substantial majority of all public companies’ shares are held in “street name,” meaning that they are held of record by broker-dealers or banks through their depositories. Most street name shares are registered in the name “Cede & Co.,” the name used by The Depository Trust and Clearing Corporation (“DTCC”), which holds shares on behalf of its participant broker-dealers and banks. These participant broker-dealers and banks (which are known as “Nominees” because they hold securities in name only) in turn hold the shares on behalf of their clients, the individual beneficial owners. Nominees, upon request, are required to provide companies with lists of beneficial owners who do not object to having their names, addresses, and shareholdings supplied to companies, so called “non-objecting beneficial owners” (or “NOBOs”). Objecting beneficial owners (or “OBOs”) may be contacted directly only by the broker-dealer or bank. As DTCC’s role is only as the custodian, a number of mechanisms have been developed in order to pass the legal rights it holds as the record owner (such as the right to vote) to the beneficial owners. The first step in passing voting rights down the chain is the “omnibus proxy,” which DTCC executes to transfer its voting rights to its participant Nominees. Under applicable rules, Nominees must deliver proxy materials to beneficial owners and request voting instructions.

Given the large number of Nominees involved in the beneficial proxy process resulting from the large number of beneficial shareholders, we play a unique, central and integral role in ensuring that the beneficial proxy process occurs without issue for both Nominees and companies. A large number of Nominees have contracted out the processes of distributing proxy materials and tabulating voting instructions to us. Nominees accomplish this by entering into agreements with Broadridge and transferring to us via powers of attorney the authority to execute a proxy, which authority the Nominee receives from the DTCC via an omnibus proxy. Through our agreements with Nominees for the provision of beneficial proxy services, we take on the responsibility of ensuring that the account holders of Nominees receive proxy materials, that their voting instructions are conveyed to the companies conducting solicitations and that these services are fulfilled in accordance with each company’s requirements with respect to its particular solicitation. In order for us to provide the beneficial proxy services effectively, we interface and coordinate directly with each company to ensure that the services are performed in an accurate and acceptable manner. With respect to companies, as it would be impracticable and would also increase the costs for companies to work with all of the Nominees through which their shares are held beneficially, companies work with us for the performance of all the tasks and processes necessary to ensure that proxy materials are distributed to all beneficial owners and that their votes are accurately reported.

The Securities and Exchange Commission (the “SEC”) rules require public companies to reimburse Nominees for the expense of distributing stockholder communications to beneficial owners of securities held in street name. The reimbursement rates are set forth in the rules of self-regulatory organizations (“SROs”), including the New York Stock Exchange (“NYSE”). We bill public companies for the proxy services performed, collect the fees and remit to the Nominee its portion of the fees. In addition, the NYSE rules establish fees specifically for the services provided by intermediaries in the proxy process, such as Broadridge. We also compile NOBO lists on behalf of Nominees in response to requests from corporate issuers. The preparation of NOBO lists is subject to reimbursement by the securities issuers requesting such lists to the broker-dealers. The reimbursement rates are based on the number of NOBOs on the list produced pursuant to NYSE or other SRO rules. The rules also provide for certain fees to be paid to third-party intermediaries who compile NOBO lists. We function as an intermediary in the NOBO process.

We provide institutional investors with a suite of services to manage the entire proxy voting process, including fulfilling their fiduciary obligations and meeting their reporting needs. ProxyEdge is our innovative electronic proxy delivery and voting solution for institutional investors and financial advisors that integrates ballots for positions held across multiple custodians and presents them under a single proxy. Voting can be instructed for the entire position, by account vote group or on an individual account basis either manually or automatically based on the recommendations of participating governance research providers. ProxyEdge also provides for client reporting and regulatory reporting. ProxyEdge can be utilized for meetings of U.S. and Canadian companies and for meetings in many non-North American countries based on the holdings of our global custodian clients. ProxyEdge is offered in several languages and there are currently over 5,600 ProxyEdge users worldwide.

In addition to our proxy services, we provide our bank and broker-dealer clients with regulatory communications services including prospectus delivery services. Our proprietary extraction, normalization and presentment capabilities from the SEC’s EDGAR database have enabled us to provide our bank and broker-dealer and asset management clients with an on-demand solution for prospectus post-sale fulfillment. This process provides efficiency for our clients as it reduces their reliance on offset print and fund delivered inventory. We provide portfolio-specific solutions for the retirement and annuity markets. We have integrated this functionality into additional capabilities to offer an efficient fulfillment model for regulatory and compliance distributions.

We also offer a complete reorganization communications solution to notify investors of reorganizations or corporate action events such as tender offers, mergers and acquisitions, bankruptcies, and class action lawsuits. We also offer our Mailbox products - Advisor Mailbox™ and Investor Mailbox® - which support and complement any investor communication strategy. Our Investor Mailbox solution provides the electronic delivery of investor communications to our clients’ websites, enabling investor access to regulatory delivery notices, day-to-day account and investment information and convenient response tools. Our Advisor Mailbox is an electronic communications platform for financial advisors that delivers immediate electronic access to the communications and documents sent to such advisors’ customers. Advisor Mailbox streamlines multiple communication paths for all investor-related documents into a single-visit portal that is integrated onto an advisor’s platform.

We also provide tax services to financial services firms that support their various daily workflows, supervisory control and client reporting requirements for information reporting (e.g., Forms 1099 and 1042-S), with a focus on securities and fund processing and clearance operations. Our tax data services provide tax content and data management, including securities tax classifications and reclassifications, calculations of original issue discount and other accrual and cost basis adjusting events. Our tax services provide technology and client reporting, including print and electronic distribution and archival.

Asset Management Firms/Mutual Funds

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

We also provide mutual fund processing services for third-party administrators, financial advisors, banks and wealth management professionals through Matrix. Matrix’s back-office, trust, custody, trading and mutual fund and ETF settlement services are integrated into our product suite thereby strengthening Broadridge’s role as a provider of data processing and distribution channel solutions to the mutual fund industry.

Corporate Issuers

We are the largest processor and provider of investor communication solutions to public companies through the performance of beneficial proxy services. Our corporate issuer solutions include a full suite of annual meeting solutions which includes the following:

•	ShareLink® - complete project management for the entire annual meeting process including distribution of proxy materials and vote processing.

•
Virtual Shareholder Meeting™ - electronic annual meetings on the Internet, either on a stand-alone basis, or in conjunction with physical annual meetings including shareholder validation and voting services.

•	Proxy Materials Document Composition and Management - proxy and annual report design and digitization, SEC filing, printing and web hosting services.

•
Shareholder Data Services - integrate (1) an analytics engine for obtaining a comprehensive view of a company’s full shareholder base, including both registered and beneficial shareholders; (2) custom targeted communications for reaching discrete shareholder segments based on specific criteria; and (3) response reporting for evaluating results of targeted reminder mailings to shareholders. Companies can monitor progress of their proxy voting and capture valuable aggregated voting behavior data as a basis for on-going investor communications initiatives.

•
Enhanced Packaging of annual meeting materials - our Enhanced Packaging service offers windowed envelope options enabling issuers to engage their shareholders before they even open the envelope through call-to-action messaging, product highlights or simply showcasing the annual report; thereby improving proxy voting participation as well as increasing brand loyalty.

To supplement our proxy services and annual meeting solutions, we offer corporate issuers a single source solution that spans the entire corporate disclosure and shareholder communications lifecycle. We provide registrar, stock transfer and record-keeping services. Our transfer agency business addresses the needs public companies have for more efficient and reliable stockholder record maintenance and communication services. In addition, we provide corporate actions services including acting as the exchange agent, paying agent, or tender agent in support of acquisitions, initial public offerings and other significant corporate transactions.

Our solutions for public companies include transactional and compliance reporting services to public companies, including document composition, SEC filing services for capital markets transactions such as initial public offerings, spin-offs, acquisitions, and debt and equity securities offerings, and year-round SEC disclosure services such as document composition and SEC filing software and services for SEC reports, proxy statements, annual reports and Section 16 reporting. In addition, we provide transaction support services such as virtual deal rooms and translation services.

Wealth Management Firms

We deliver business critical data, technology products and marketing services to financial advisors. These solutions enable firms, financial advisors, wealth managers, and insurance agents to better engage with customers through cloud-based marketing and customer communications tools. We integrate data, content and technology to drive new client acquisition and cross-sell opportunities through the creation of sales and educational content, including seminars and a library of financial planning topics as well as customizable advisor websites, search engine marketing and electronic and print newsletters. Our wealth management solutions also help financial advisors optimize their practice management through customer and account data aggregation and reporting.

We also provide financial planning knowledge that enables timely, accurate and meaningful communications among financial institutions, advisors and their customers. We have expanded our services portfolio to leverage our industry leading financial content for use by financial services firms in their social media content libraries. We continue to develop new applications that further the goal of creating timely, accurate and meaningful communications for both advisors and their customers. For example, our Women’s Resource Center, which contains a broad selection of content for both the advisor and their customer, focuses specifically on the requirements and challenges faced by women investors.

Our data aggregation solution helps financial advisors manage and build client relationships by providing customer account data aggregation, performance reporting, household grouping, automated report creation, document storage, and integration with popular financial planning and productivity applications.

In addition, our wealth management solutions enable financial institutions and their advisors to advise, educate and communicate with their customers and prospects through mobile-responsive, content-rich websites, print and digital newsletters, comprehensive and topic-specific seminars, targeted email marketing, and direct mail services to invite clients to seminars and other events.

We also provide data-driven, digital solutions to broker-dealers, financial advisors, insurers and other firms with large distributed salesforces. Our marketing operations and automation platform enables firms to manage marketing activities efficiently across field offices and branch locations using consistent standards. The platform provides unique data and analytical capabilities designed to increase marketing and sales effectiveness.

Customer Communications Solutions

We provide multi-channel customer communications solutions to companies in the financial services, healthcare, insurance, consumer finance, telecommunications, utilities, and other service industries. These services include print and digital solutions, content management, postal optimization, and fulfillment services. The Communications Cloud provides for the delivery of essential communications including transactional (bills and statements), regulatory (explanations of benefits, notices, and trade confirmations) and marketing (direct mail) communications across print and digital channels from one platform. The Communications Cloud enables our clients to leverage data, analytics and workflow tools to create personalized digital and print communications. In addition, the Communications Cloud’s advanced reporting and archive capabilities provide companies with insight into customer behavior to help our clients enhance future communications with their customers.

We also provide our clients with capabilities to enhance the consumer experience associated with essential communications such as consumer statements, bills and regulatory communications. This enables our clients to convert static content into interactive communications and touchpoints delivered across multiple channels.

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

Our Global Technology and Operations segment provides solutions that automate the securities transaction lifecycle of equity, mutual fund, fixed income, foreign exchange and exchange traded derivatives, from order capture and execution through trade confirmation, margin, cash management, clearing and settlement, reference data management, reconciliations, securities financing and collateral management, asset servicing, compliance and regulatory reporting, portfolio accounting and custody-related services. Our solutions provide automated straight-through-processing operations and enable buy- and sell-side financial institutions to efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With our multi-market, multi-asset class, multi-entity and multi-currency capabilities, we provide post-trade processing on a global basis.

The Global Technology and Operations segment’s revenues represented approximately 22% and 21% of our total Revenues in fiscal years 2019 and 2018, respectively, which gives effect to the foreign exchange impact from revenues generated in currencies other than the U.S. dollar. See “Analysis of Reportable Segments—Revenues” under “Item 701. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Services and solutions offered through the Global Technology and Operations segment include the following:

Capital Markets Solutions

We provide a set of sophisticated, multi-entity and multi-currency systems that support real-time processing of securities transactions in North American equities, options, fixed income securities, and mutual funds. Brokerage Processing Services (“BPS”) is our core back-office processing system that supports real-time processing of primarily equity and option transactions in the U.S. and Canadian markets. BPS, which is provided on a SaaS basis, handles the entire securities processing cycle from order management to clearance, settlement and custody, and assists our clients in meeting their regulatory reporting and other back-office requirements. We also provide specialized transaction processing tools and services for small to mid-market financial firms in Canada.

We also provide the most comprehensive fixed income transaction processing capabilities to support clearance, settlement, custody, P&L reporting and regulatory reporting for domestic and foreign fixed income instruments. Our solution includes extensive support for mortgage-backed securities and other structured products. It is a multi-currency, multi-entity solution that provides real-time position and balance information, in addition to detailed accounting, financing, collateral management, and repurchase agreement functionality. The solution offers real-time straight through processing capabilities, enterprise-wide integration and a robust technology infrastructure-all focused on supporting firms specializing in the fixed-income marketplace.

Wealth Management Solutions

We offer an integrated open-architecture wealth management platform through which we provide enhanced data-centric capabilities across the entire wealth management lifecycle including front-, middle-, and back-office solutions for wealth management firms, including solutions for reconciliations, securities lending, reference data management, and enterprise workflow management. Our comprehensive wealth management platform streamlines all aspects of wealth management services allowing our wealth management clients to digitally-onboard, manage adviser compensation for multiple products and clients, and seamlessly transfer accounts among other solutions. We also offer broker-desktop solutions which provide a user-friendly interface for accessing the platform solutions.

Asset Management Solutions

We provide buy-side technology solutions for the global investment management industry. Our asset management solutions are front-, middle-, and back-office solutions such as order management, data warehousing, reporting, reference data management, risk management and portfolio accounting for hedge funds, family offices, investment managers and the providers that service this space including prime brokers, hedge fund administrators and custodians. The client base for these services includes institutional asset managers, public funds, start-up or emerging managers through some of the largest global hedge fund complexes and global fund administrators. We have integrated our business process outsourcing expertise with our investment management solutions to offer a set of managed services to asset management firms.

Managed Services

We provide business process outsourcing services known as Managed Services that support the operations of our buy- and sell-side clients’ businesses. These services combine our technology with our operations expertise to support the entire trade lifecycle, including securities clearing and settlement, reconciliations, record-keeping, asset servicing, and custody-related functions. Our clients also engage us to perform a number of related middle- and back-office operations functions, such as reference data management, regulatory and performance reporting, tax and cost basis services, revenue and trade expense management and portfolio accounting. In this capacity, we are not the broker-dealer of record.

International Securities Processing Solutions

We provide advanced real-time, multi-asset and multi-currency post-trade processing solutions to support the processing of a broad range of equity, fixed income, foreign exchange and exchange traded derivative securities for global financial institutions. We primarily offer these services on a SaaS basis and support clearance and settlement activities in over 90 countries with direct connectivity solutions in the major markets. These transaction processing services are complemented by our middle-office solutions for reconciliations, securities lending, reference data management and enterprise workflow management. Our solutions can be deployed as a complete post-trade service as well as components within the architecture of financial institutions.

We have a strategic alliance with Accenture plc (“Accenture”) through which we provide Accenture Post-Trade Processing, combining Accenture’s global business process outsourcing capabilities and global capital markets industry expertise with Broadridge’s leading securities processing technology. The solution provides post-trade processing and technology services to support settlement, books and records, asset servicing, operational management and control, real-time data access and administrative accounting. It is designed to help banks operating in Europe and the Asia Pacific region reduce post-trade processing costs, adapt to new regulations and technology, and quickly and efficiently launch new products and enter new markets.
Clients
We serve a large and diverse client base across four client groups: banks/broker-dealers, asset management firms/mutual funds, corporate issuers and wealth management firms. Our clients in the financial services industry include retail and institutional brokerage firms, global banks, mutual funds, asset managers, insurance companies, annuity companies, institutional investors, specialty trading firms, clearing firms, third-party administrators, hedge funds, and financial advisors. Our corporate issuer clients are typically publicly held companies. In addition to financial services firms, our Customer Communications business services other corporate clients in the healthcare, insurance, consumer finance, telecommunications, utilities, and other service industries with their essential communications.
In fiscal year 2019, we:

•	processed approximately 80% of the outstanding shares in the U.S. in the performance of our proxy services;

•	processed over 6 billion investor and customer communications through print and digital channels;

•	processed on average over $7 trillion in equity and fixed income trades per day of U.S. and Canadian securities; and

•	provided fixed income trade processing services to 19 of the 24 primary dealers of fixed income securities in the U.S.
In fiscal year 2019, we derived approximately 22% of our consolidated revenues from five clients. Our largest single client accounted for approximately 6% of our consolidated revenues.
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

Our mission-critical applications are designed to provide high levels of availability, scalability, reliability, and flexibility. They operate on industry standard enterprise architecture platforms that provide high degrees of horizontal and vertical scaling. This scalability and redundancy allows us to provide high degrees of system availability. In 2010, we entered into an Information Technology Services Agreement (the “IT Services Agreement”) with International Business Machines Corporation (“IBM”), under which IBM performs a broad range of technology services including supporting our mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services.

In 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia.

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

Additionally, Broadridge is utilizing the National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity (the “NIST Framework”) issued by the U.S. government in 2014 and updated in 2018, as a guideline to manage our cybersecurity-related risk. The NIST Framework outlines 108 subcategories of security controls and outcomes over five functions: identify, protect, detect, respond and recover.
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

In the U.S., the securities and financial services industries are subject to regulation under both federal and state laws. At the federal level, the SEC regulates the securities industry, along with the Financial Industry Regulatory Authority, Inc. (“FINRA”), the various stock exchanges, and other SROs. The Department of Labor (“DOL”) regulates retirement plans. Our Investor Communication Solutions and Global Technology and Operations businesses are generally not directly subject to laws and regulations that are specifically applicable to financial institutions. However, as a provider of services to financial institutions and issuers of securities, our services, such as our proxy and shareholder report processing and distribution services, are provided in a manner to assist our clients in complying with the laws and regulations to which they are subject. As a result, the services we provide may be required to change as applicable laws and regulations are adopted or revised. We monitor legislative and rulemaking activity by the SEC, FINRA, DOL, the stock exchanges and other regulatory bodies that may impact our services, and if new laws or regulations are adopted or changes are made to existing laws or regulations applicable to our services, we expect to adapt our business practices and service offerings to continue to assist our clients in fulfilling their obligations under new or modified requirements.

Certain aspects of our business are subject to regulatory compliance or oversight. As a provider of technology services to financial institutions, certain aspects of our U.S. operations are subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council (“FFIEC”), an interagency body of the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration and various state regulatory authorities. Periodic examinations by the FFIEC generally include areas such as data privacy, disaster recovery, information security, and third-party vendor management to identify potential risks related to our services that could adversely affect our banking and financial services clients.

In addition, our business process outsourcing, mutual fund processing and transfer agency solutions, as well as the entities providing those services, are subject to regulatory oversight. Our business process outsourcing and mutual fund processing services are performed by a broker-dealer, Broadridge Business Process Outsourcing, LLC (“BBPO”). BBPO is registered with the SEC, is a member of FINRA and is required to participate in the Securities Investor Protection Corporation (“SIPC”). Although BBPO’s FINRA membership agreement allows it to engage in clearing, and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. BBPO is subject to regulations concerning many aspects of its business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of its business or disqualification of its directors, officers or employees. There has been continual regulatory scrutiny of the securities industry including the outsourcing by firms of their operations or functions. This oversight could result in the future enactment of more restrictive laws or rules with respect to business process outsourcing. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At June 30, 2019, BBPO was in compliance with this capital requirement.

BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires that BBPO maintain a minimum net capital amount. At June 30, 2019, BBPO was in compliance with this capital requirement.

Matrix Trust Company, a subsidiary of the Company (“Matrix Trust Company”), is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At June 30, 2019, Matrix Trust Company was in compliance with its capital requirements.

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

There has been increased public attention regarding the use of personal information and data transfer, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop and the changing nature of privacy laws in the U.S., the European Union and elsewhere could impact our processing of personal information of our employees and on behalf of our clients. The European Union Parliament adopted a comprehensive general data privacy regulation (the “GDPR”) that became effective in May 2018. While we believe that Broadridge is compliant with its regulatory responsibilities, information security threats continue to evolve resulting in increased risk and exposure. In addition, legislation, regulation, litigation, court rulings, or other events could expose Broadridge to increased costs, liability, and possible damage to our reputation.

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

Seasonality

Processing and distributing proxy materials and annual reports to investors comprises a large portion of our Investor Communication Solutions business. We process and distribute the greatest number of proxy materials and annual reports during our third and fourth fiscal quarters. The recurring periodic activity of this business is linked to significant filing deadlines imposed by law on public reporting companies. Historically, this has caused our revenues, operating income, net earnings, and cash flows from operating activities to be higher in our fourth fiscal quarter than in any other quarter. Beginning on July 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” and its related amendments (collectively “ASU No. 2014-09”), resulting in the majority of our revenues from equity proxy services being recognized in the third and fourth fiscal quarters. Notwithstanding the impact of ASU No. 2014-09, the seasonality of our revenues makes it difficult to estimate future operating results based on the results of any specific fiscal quarter and could affect an investor’s ability to compare our financial condition, results of operations, and cash flows on a fiscal quarter-by-quarter basis.
Employees
At June 30, 2019, we had over 11,000 employees. None of our employees are subject to collective bargaining agreements governing their employment with our company. We believe that our employee relations are good.
Available Information
Our headquarters are located at 5 Dakota Drive, Lake Success, New York 11042, and our telephone number is (516) 472-5400.
We maintain an Investor Relations website at www.broadridge-ir.com. We make available free of charge, on or through this website, our annual, quarterly and current reports, and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these reports, just click on the “SEC Filings” link found at the top of our Investor Relations page. You can also access our Investor Relations page through our main website at www.broadridge.com by clicking on the “Investor Relations” link, which is located at the top of our homepage. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report filed with or furnished to the SEC.

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

In fiscal year 2019, we derived approximately 22% of our consolidated revenues from our five largest clients and approximately 55% of the revenues of our Global Technology and Operations segment from the 15 largest clients in that segment. Our largest single client accounted for approximately 6% of our consolidated revenues in fiscal year 2019. While these clients generally work with multiple business segments, the loss of business from any of these clients due to merger or consolidation, financial difficulties or bankruptcy, or the termination or non-renewal of contracts could have a material adverse effect on our revenues and results of operations. Also, in the event a client experiences financial difficulties or bankruptcy resulting in a reduction in their demand for our services or loss of the client’s business, in addition to losing the revenue from that client, the Company would be required to write-off any investments made by the Company in connection with that client, including costs incurred to set up or convert a client’s systems to function with our technology. Such costs for all clients represented approximately 7% of the Company’s total assets as of June 30, 2019.

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

In certain circumstances, our third-party vendors may have access to sensitive data including personal information. It is also possible that a third-party vendor could intentionally or inadvertently disclose sensitive data including personal information. We require our third-party vendors to have appropriate security controls if they have access to the personal information of our clients’ customers. However, despite those safeguards, it is possible that unauthorized individuals could improperly access our systems or those of our vendors, or improperly obtain or disclose the sensitive data including personal information that we or our vendors process or handle.

Many of our services are provided through the Internet which increases our exposure to potential cybersecurity attacks. We have experienced cybersecurity threats to our information technology infrastructure and have experienced non-material cyber-attacks, attempts to breach our systems and other similar incidents. Future threats could cause harm to our business and our reputation and challenge our ability to provide reliable service, as well as negatively impact our results of operations materially. Our insurance coverage may not be adequate to cover all the costs related to cybersecurity attacks or disruptions resulting from such events.

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

We provide technology solutions to financial services firms that are generally subject to extensive regulation in the U.S. and in other jurisdictions. As a provider of services to financial institutions and issuers of securities, our services are provided in a manner designed to assist our clients in complying with the laws and regulations to which they are subject. Therefore, our services, such as our proxy and shareholder report distribution and processing and customer communications services, are particularly sensitive to changes in laws and regulations governing the financial services industry and the securities markets.

Our services and the fees we charge our clients for certain services are subject to change if applicable SEC or exchange laws or regulations are amended, or new laws or regulations are adopted, which could result in a negative impact on our business and financial results.

In addition, new regulations governing our clients could result in significant expenditures that could cause them to reduce their use of our services, seek to renegotiate existing agreements, or cease or curtail their operations, all of which could adversely impact our business. Further, an adverse regulatory action that changes a client’s business or adversely affects its financial condition, could decrease their ability to purchase, or their demand for, our products and services. The loss of business from our larger clients could have a material adverse effect on our revenues and results of operations.

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

As a provider of technology services to financial institutions, certain aspects of our U.S. operations are subject to regulatory oversight and examination by the FFIEC. Periodic examinations by the FFIEC generally include areas such as data privacy, disaster recovery, information security, and third-party vendor management to identify potential risks related to our services that could adversely affect our banking and financial services clients. A sufficiently unfavorable review from the FFIEC could have a material adverse effect on our business.

In addition, our business process outsourcing, mutual fund processing and transfer agency solutions as well as the entities providing those services are subject to regulatory oversight. Our provision of these services must comply with applicable rules and regulations of the SEC, FINRA, DOL and various stock exchanges, and other regulatory bodies charged with safeguarding the integrity of the securities markets and other financial markets and protecting the interests of investors participating in these markets. If we fail to comply with any applicable regulations in performing those services, we could lose our clients, be subject to suits for breach of contract or to governmental proceedings, censures and fines, our reputation could be harmed, and we could be limited in our ability to obtain new clients.

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

As a provider of data and business processing solutions, our systems contain a significant amount of sensitive data, including personal information, related to our clients, customers of our clients, and our employees. We are, therefore, subject to compliance obligations under federal, state and foreign privacy and information security laws, including in the U.S., the Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996, and we are subject to penalties for failure to comply with such regulations. Such penalties could have a material adverse effect on our financial condition, results of operations, or cash flows. There has been increased public attention regarding the use of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop, the number of jurisdictions adopting such laws continues to increase and these laws may be inconsistent from jurisdiction to jurisdiction. Furthermore, the changing nature of privacy laws in the U.S., the European Union and elsewhere could impact our processing of personal information of our employees and on behalf of our clients. For example, the European Union Parliament adopted the GDPR which is a comprehensive data privacy regulation that became effective in May 2018. The GDPR imposes additional obligations and risks upon our businesses, including the risk of substantially increased penalties for non-compliance. While we believe that Broadridge is compliant with its regulatory responsibilities, information security threats continue to evolve resulting in increased risk and exposure and increased costs to protect against the threat of information security breaches or to respond to or alleviate problems caused by such breaches.

Our ability to comply with regulations depends largely upon the maintenance of an effective compliance system which can be time consuming and costly, as well as our ability to attract and retain qualified compliance personnel.

Our revenues may decrease due to declines in the levels of participation and activity in the securities markets.

We generate significant revenues from the transaction processing fees we earn from our services. These revenue sources are substantially dependent on the levels of participation and activity in the securities markets. The number of unique securities positions held by investors through our clients and our clients’ customer trading volumes reflect the levels of participation and activity in the markets, which are impacted by market prices, and the liquidity of the securities markets, among other factors. Volatility in the securities markets and sudden sharp or gradual but sustained declines in market participation and activity can result in reduced investor communications activity, including reduced proxy and event-driven communications processing such as mutual fund proxy, mergers and acquisitions and other special corporate event communications processing, and reduced trading volumes. In addition, our event-driven fee revenues are based on the number of special events and corporate transactions we process. Event-driven activity is impacted by financial market conditions and changes in regulatory compliance requirements, resulting in fluctuations in the timing and levels of event-driven fee revenues. As such, the timing and level of event-driven activity and its potential impact on our revenues and earnings are difficult to forecast. The occurrence of any of these events would likely result in reduced revenues and decreased profitability from our business operations.

We may be adversely impacted by a failure of third-party service providers to perform their functions.

We rely on relationships with third parties, including our service providers and other vendors for certain functions. If we are unable to effectively manage our third-party relationships and the agreements under which our third-party vendors operate, our financial results or reputation could suffer. We rely on these third parties, including our data center and cloud services providers, to provide services in a timely and accurate manner and to adequately address their own cybersecurity risks. Failure by these third parties to adequately perform their services as expected could result in material interruptions in our operations, and negatively impact our services resulting in a material adverse effect on our business and financial results.

Certain of the Company’s businesses rely on a single or a limited number of service providers or vendors. Changes in the business condition (financial or otherwise) of these service providers or vendors could impact their provision of services to us or they may no longer be able to provide services to us at all, which could have a material adverse effect on our business and financial results. In such circumstances, we cannot be certain that we will be able to replace our key third-party vendors in a timely manner or on terms commercially reasonable to us given, among other reasons, the scope of responsibilities undertaken by some of our providers, the depth of their experience and their familiarity with our operations generally.

If we change a significant vendor, an existing provider makes significant changes to the way it conducts its operations, or is acquired, or we seek to bring in-house certain services performed today by third parties, we may experience unexpected disruptions in the provision of our solutions, which could have a material adverse effect on our business and financial results.

Furthermore, certain third-party services providers or vendors may have access to sensitive data including personal information, valuable intellectual property and other proprietary or confidential data provided to us by our clients. It is possible that a third-party vendor could intentionally or inadvertently disclose sensitive data including personal information, which could have a material adverse effect on our business and financial results and damage our reputation.

We rely on the United States Postal Service (“USPS”) and other third-party carriers to deliver communications and changes in our relationships with these carriers or an increase in postal rates or shipping costs may adversely impact demand for our products and services and could have an adverse impact on our business and results of operations.

We rely upon the USPS and third-party carriers, including UPS, for timely delivery of communications on behalf of our clients. As a result, we are subject to carrier disruptions due to factors that are beyond our control, including employee strikes, inclement weather and increased fuel costs. Any failure to deliver communications to our clients in a timely and accurate manner may damage our reputation and brand and could cause us to lose clients. In addition, the USPS has incurred significant financial losses in recent years and may, as a result, implement significant changes to the breadth or frequency of its mail delivery. If our relationship with any of these third-party carriers is terminated or impaired, or if any of these third parties are unable to distribute communications, we would be required to use alternative, and possibly more expensive, carriers to complete our distributions on behalf of our clients. We may be unable to engage alternative carriers on a timely basis or on acceptable terms, if at all, which could have an adverse effect on our business. In addition, future increases in postal rates or shipping costs, as well as changes in customer preferences, may result in decreased demand for our traditional printed and mailed communications resulting in an adverse effect on our business, financial condition and results of operations.

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

Our services depend on our ability to store, retrieve, process, and manage significant databases, and to receive and process transactions and investor communications through a variety of electronic systems. Our systems, those of our data center and cloud services providers, or any other systems with which our systems interact could slow down significantly or fail for a variety of reasons, including:

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

While we monitor system loads and performance and implement system upgrades to handle predicted increases in trading volume and volatility, we may not be able to predict future volume increases or volatility accurately or that our systems and those of our data center services and cloud services providers will be able to accommodate these volume increases or volatility without failure or degradation. In addition, we may not be able to prevent cybersecurity attacks on our systems. Moreover, because we have outsourced our data center operations and use third-party cloud services for storage of certain data, the operation, performance and security functions of the data center and the cloud system involve factors beyond our control. Any significant degradation or failure of our computer systems, communications systems or any other systems in the performance of our services could cause our clients or their customers to suffer delays in their receipt of our services. These delays could cause substantial losses for our clients or their customers, and we could be liable to parties who are financially harmed by those failures. In addition, such failures could cause us to lose revenues, lose clients or damage our reputation.

Operational errors in the performance of our services could lead to liability for claims, client loss and result in reputational damage.

The failure to properly perform our services could result in our clients and/or certain of our subsidiaries that operate regulated businesses being subjected to losses including censures, fines, or other sanctions by applicable regulatory authorities, and we could be liable to parties who are financially harmed by those errors. In addition, such errors could cause us to incur expenses, lose revenues, lose clients or damage our reputation.

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

The global financial services industry is characterized by increasingly complex and integrated infrastructures and products, new and changing business models and rapid technological and regulatory changes. Our clients’ needs and demands for our products and services evolve with these changes. Our future success will depend, in part, on our ability to respond to our clients’ demands for new services, capabilities and technologies on a timely and cost-effective basis. We also need to adapt to technological advancements such as digital and distributed ledger or blockchain technologies and cloud computing and keep pace with changing regulatory standards to address our clients’ increasingly sophisticated requirements. Transitioning to these new technologies may be disruptive to our resources and the services we provide and may increase our reliance on third-party service providers such as our cloud services provider.

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

If the credit ratings of our outstanding indebtedness are downgraded, or if rating agencies indicate that a downgrade may occur, our business, financial position, and results of operations could be adversely affected and perceptions of our financial strength could be damaged. A downgrade would have the effect of increasing our borrowing costs and could decrease the availability of funds we are able to borrow, adversely affecting our business, financial position, and results of operations. In addition, a downgrade could adversely affect our relationships with our clients. For further information with respect to our borrowing costs, see Note 12, “Borrowings” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K.

We may be unable to attract and retain key personnel.

Our continued success depends on our ability to attract and retain key personnel such as our senior management and other qualified personnel including highly skilled technical employees to conduct our business. Skilled and experienced personnel in the areas where we compete are in high demand, and competition for their talents is intense. There can be no assurance that we will be successful in our efforts to recruit and retain the required key personnel. If we are unable to attract and retain qualified individuals or our recruiting and retention costs increase significantly, our operations and financial results could be materially adversely affected.

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

Although we attempt to avoid infringing upon known proprietary rights of third parties, we are subject to the risk of claims alleging infringement of third-party proprietary rights. If in response to a third-party infringement allegation, we were to determine that we require a license to such third-party’s proprietary rights, then we may be unable to obtain such license on commercially reasonable terms. Additionally, third parties that provide us with products or services that are integral to the conduct of our business may also be subject to similar infringement allegations from others, which could prevent such third parties from continuing to provide these products or services to us. In either of these events, we may need to undertake substantial reengineering of our products or services in order to continue offering them, and we may not succeed in doing so. In addition, any claim of infringement could cause us to incur substantial costs defending such claim, even if the claim is baseless, and could distract our management from our business. Furthermore, a party asserting such an infringement claim could secure a judgment against us that requires us to pay substantial damages, grants such party injunctive relief, or grants other court ordered remedies that could prevent us from conducting our business.

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

As a result of past acquisitions, we carry a significant goodwill balance on our balance sheet. Goodwill accounted for approximately 39% of the total assets on our balance sheet as of June 30, 2019. We expect to engage in additional acquisitions, which will likely result in our recognition of additional goodwill. We test goodwill for impairment annually as of March 31st and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Although no indications of a goodwill impairment have been identified, there can be no assurance that we will not incur impairment charges in the future, particularly in the event of a prolonged economic slowdown. A significant non-cash goodwill impairment could have a material adverse effect on our results of operations.

We operate internationally and our operations could be adversely impacted by local legal, economic, political and other conditions.

A portion of our revenue is generated outside the U.S. and in recent years, we have expanded our operations, entered strategic alliances, and acquired businesses outside the U.S. Also, our business is highly dependent on the global financial services industry and exchanges and market centers around the world. Compliance with foreign and U.S. laws and regulations that are applicable to our international operations could cause us to incur higher than anticipated costs, and inadequate enforcement of laws or policies such as those protecting intellectual property, could affect our business and the Company’s overall results of operations. Our operations also could be affected by economic and political changes in those countries, particularly in those with developing economies, and by macroeconomic changes, including recessions, inflation and currency fluctuations between the U.S. dollar and non-U.S. currencies. For example, the United Kingdom’s potential withdrawal from the European Union (“Brexit”), and the continued uncertainty surrounding the potential timing of such withdrawal, has caused, and may continue to cause, economic uncertainty including volatility in global stock markets and currency exchange rate fluctuations, resulting in a decline in the value of the British pound relative to the U.S. dollar. Brexit may also negatively impact our clients with operations in the United Kingdom, which may cause them to reduce their spending on our solutions and services. In addition, our operations and our ability to deliver our services to our clients could be adversely impacted if there is instability, disruption or destruction in certain geographic regions including as a result of natural or man-made disasters, wars, terrorist activities, or any widespread outbreak of an illness, pandemic or other local or global health issue.

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

Processing and distributing proxy materials and annual reports to investors comprises a large portion of our Investor Communication Solutions business. We process and distribute the greatest number of proxy materials and annual reports during our third and fourth fiscal quarters. The recurring periodic activity of this business is linked to significant filing deadlines imposed by law on public reporting companies. Historically, this has caused our revenues, operating income, net earnings, and cash flows from operating activities to be higher in our fourth fiscal quarter than in any other fiscal quarter. Beginning on July 1, 2019, the Company adopted ASU No. 2014-09 resulting in the majority of our revenues from equity proxy services being recognized in the third and fourth fiscal quarters. Notwithstanding the impact of ASU No. 2014-09, the seasonality of our revenues makes it difficult to estimate future operating results based on the results of any specific fiscal quarter and could affect an investor’s ability to compare our financial condition, results of operations, and cash flows on a fiscal quarter-by-quarter basis.

ITEM 1B.	Unresolved Staff Comments
None.
ITEM 2.     Properties

We operate our business primarily from 75 facilities.  We lease three facilities in Edgewood, New York, and facilities in El Dorado Hills, California; South Windsor, Connecticut; Kansas City, Missouri; Coppell, Texas; and Markham, Canada, with a combined space of 2.2 million square feet which are used in connection with our Investor Communication Solutions business. We also lease a facility in Newark, New Jersey, which houses our principal Global Technology and Operations business operations.  We also lease space at 66 additional locations, subject to customary lease arrangements. Our leases expire on a staggered basis. We believe our facilities are currently adequate for their intended purposes and are adequately maintained.

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
Our common stock began trading “regular way” on the NYSE under the symbol “BR” on April 2, 2007. There were 10,576 stockholders of record of the Company’s common stock as of July 31, 2019. This figure excludes the beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Dividend Policy
We expect to pay cash dividends on our common stock. On July 31, 2019, our Board of Directors increased our quarterly cash dividend by $0.055 per share to $0.54 per share, an increase in our expected annual dividend amount from $1.94 to $2.16 per share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
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
Performance Graph
The following graph compares the cumulative total return on Broadridge common stock from June 30, 2014 to June 30, 2019, with the comparable cumulative return of the: (i) S&P 500 Index, (ii) S&P 500 Information Technology Index, (iii) S&P 400 MidCap Index, and (iv) S&P 400 Information Technology Index. The graph assumes $100 was invested on June 30, 2014 in our common stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock.
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that Broadridge specifically incorporates it by reference into such filing.

Comparison of Five Year Cumulative Total Return Among Broadridge Financial Solutions, Inc., S&P 500 Index, S&P 500 Information Technology Index, S&P 400 MidCap Index and S&P 400 Information Technology Index (in dollars)

	June 30, 2014	June 30, 2015	June 30, 2016	June 30, 2017	June 30, 2018	June 30, 2019
Broadridge Financial Solutions. Inc. Common Stock	$100.00	$122.88	$163.67	$193.32	$299.01	$337.34
S&P 500 Index	$100.00	$107.42	$111.69	$131.67	$150.59	$166.26
S&P 500 Information Technology Index	$100.00	$111.10	$116.42	$155.87	$204.66	$234.00
S&P 400 MidCap Index	$100.00	$106.38	$107.79	$127.79	$145.03	$146.97
S&P 400 Information Technology Index	$100.00	$111.12	$107.70	$141.99	$167.25	$190.55
In June 2018, the Company became part of the S&P 500 Index, a leading market index of large-cap US equities. We elected to remove the S&P 400 MidCap Index and replace the S&P 400 Information Technology Index with the S&P 500 Information Technology Index as it is more representative of companies with market capitalizations comparable to Broadridge. All four indices are presented for this year of transition.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our fourth fiscal quarter ended June 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2019 – April 30, 2019	211,960	$105.00	—	6,651,256
May 1, 2019 – May 31, 2019	1,780,784	120.46	1,779,049	4,872,207
June 1, 2019 – June 30, 2019	320,774	127.16	320,685	4,551,522
Total	2,313,518	$119.97	2,099,734

(1)	Includes 213,784 shares purchased from employees to pay taxes related to the vesting of restricted stock units.

(2)
During the fiscal quarter ended June 30, 2019, the Company repurchased 2,099,734 shares of common stock at an average price per share of $121.46 under its share repurchase program. At June 30, 2019, there were 4,551,522 shares remaining available for repurchase under its share repurchase program.

In addition, on July 31, 2019, Company’s Board of Directors authorized the addition of 5,448,478 shares of Broadridge common stock to be available for repurchase. With this authorization, the Company currently has 10.0 million shares available for repurchase under its share repurchase program.  Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

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

	Years Ended June 30,
	2019	2018	2017	2016	2015
	(in millions, except for per share amounts)
Statements of Earnings Data
Revenues (a)	$4,362.2	$4,329.9	$4,142.6	$2,897.0	$2,694.2
Operating income (a) (b)	652.7	598.1	534.0	502.3	467.6
Earnings before income taxes (a)	607.3	561.0	488.1	468.9	438.9
Net earnings (a)	482.1	427.9	326.8	307.5	287.1
Basic earnings per share (a)	$4.16	$3.66	$2.77	$2.60	$2.39
Diluted earnings per share (a)	$4.06	$3.56	$2.70	$2.53	$2.32
Basic Weighted-average shares outstanding	115.9	116.8	118.0	118.3	119.9
Diluted Weighted-average shares outstanding	118.8	120.4	120.8	121.6	124.0
Cash dividends declared per common share	$1.94	$1.46	$1.32	$1.20	$1.08

	June 30,
	2019	2018	2017	2016	2015
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$273.2	$263.9	$271.1	$727.7	$324.1
Total current assets (a)	1,042.3	991.1	989.6	1,289.1	861.4
Property, plant and equipment, net	189.0	204.1	198.1	112.2	97.3
Total assets (a)	3,880.7	3,304.7	3,149.8	2,872.7	2,364.8
Total current liabilities (a)	802.6	777.3	744.9	692.9	508.9
Long-term debt, excluding current portion	1,470.4	1,053.4	1,102.1	890.7	686.0
Total liabilities (a)	2,753.2	2,210.4	2,146.0	1,827.3	1,437.0
Total stockholders’ equity (a)	1,127.5	1,094.3	1,003.8	1,045.5	927.8

(a)
The Company adopted ASU No. 2014-09 on July 1, 2018, using the modified retrospective transition method with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application. Accordingly, financial statement periods prior to July 1, 2018 have not been restated for the effects of ASU No. 2014-09. See Note 2, “Summary of Significant Accounting Policies”, and Note 3, “Revenue Recognition” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for details of the Company’s adoption of ASU No. 2014-09.

(b)
Effective in the first quarter of fiscal year 2019, the Company adopted Financial Accounting Standards Board ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU No. 2017-07”) whereby the Company revised its presentation in the Consolidated Statements of Earnings to reflect the non-service cost components of net benefit cost as part of Other non-operating income (expenses), net, which were previously recorded as part of Total operating expenses. The Company has applied this guidance on a retrospective basis and accordingly, the Consolidated Statements of Earnings as of June 30, 2018, 2017, 2016 and 2015, respectively, have been updated to reflect this new classification.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion summarizes the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal years ended June 30, 2019 and 2018, and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words such as “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results, performance or achievements may differ materially from the results discussed in this Item 7 because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” and “Risk Factors” included in Item 1 of this Annual Report on Form 10-K.
The discussion summarizing the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal year ended June 30, 2017 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year 2018 (the “2018 Annual Report”), which was filed with the Securities and Exchange Commission on August 7, 2018.
DESCRIPTION OF THE COMPANY AND BUSINESS SEGMENTS
Broadridge, a Delaware corporation and a part of the S&P 500, is a global financial technology leader providing investor communications and technology-driven solutions to banks, broker-dealers, asset and wealth managers and corporate issuers. Our services include investor communications, securities processing, data and analytics, and customer communications solutions. With over 50 years of experience, including over 10 years as an independent public company, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated solutions and an important infrastructure that powers the financial services industry. Our solutions enable better financial lives by powering investing, governance and communications and help reduce the need for our clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities.

Our businesses operate in two reportable segments: Investor Communication Solutions and Global Technology and Operations.
Investor Communication Solutions

We provide governance and communications solutions through our Investor Communication Solutions business segment to the following financial services clients: banks/broker-dealers, asset management firms/mutual funds, corporate issuers and wealth management firms. In addition to financial services firms, our Customer Communications business also serves companies in the healthcare, insurance, consumer finance, telecommunications, utilities and other service industries.

A large portion of our Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing.  ProxyEdge® is our innovative electronic proxy delivery and voting solution for institutional investors and financial advisors that helps ensure the voting participation of the largest stockholders of many companies. We also provide the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help our clients meet their regulatory compliance needs.

For asset managers and retirement service providers, we offer data-driven solutions and an end-to-end platform for content management, composition, and multi-channel distribution of regulatory, marketing, and transactional information. Our data and analytics solutions provide investment product distribution data, analytical tools, insights, and research to enable asset managers to optimize product distribution across retail and institutional channels globally. We also provide mutual fund trade processing services for retirement providers, third party administrators, financial advisors, banks and wealth management professionals through Matrix.

In addition, we provide public corporations with a full suite of solutions to help manage their annual meeting process, including registered proxy distribution and processing services, proxy and annual report document management solutions, and solutions to gain insight into their shareholder base through our shareholder data services.  We also provide financial reporting document composition and management, SEC disclosure and filing services, and registrar, stock transfer and record-keeping services through Broadridge Corporate Issuer Solutions.

Our wealth management solutions enable firms, financial advisors, wealth managers, and insurance agents to better engage with customers through digital marketing and customer communications tools. We integrate data, content and technology to drive new customer acquisition and cross-sell opportunities through the creation of sales and educational content, including seminars as well as customizable advisor websites, search engine marketing and electronic and print newsletters. Our advisor solutions also help advisors optimize their practice management through customer and account data aggregation and reporting.

We also provide customer communications solutions which include print and digital solutions, content management, postal optimization, and fulfillment services. The Broadridge Communications CloudSM (the “Communications Cloud”) provides multi-channel communications delivery, communications management, information management and control and administration capabilities that enable and enhance our clients’ communications with their customers. In addition, we provide our clients with capabilities to enhance the consumer experience associated with essential communications such as consumer statements, bills and regulatory communications.

Global Technology and Operations

We are a leading global provider of securities processing solutions for capital markets, wealth management, and asset management firms. We offer advanced solutions that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, margin, cash management, clearance and settlement, asset servicing, reference data management, reconciliations, securities financing and collateral optimization, compliance and regulatory reporting, and accounting.

Our services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management and manage risk, thereby enabling them to focus on their core business activities. Our multi-asset, multi-market, multi-entity and multi-currency solutions support real-time global trade processing of equity, fixed income, mutual fund, foreign exchange, and exchange traded derivatives.

In addition, we provide a comprehensive wealth management platform that offers capabilities across the entire wealth management lifecycle and streamlines all aspects of wealth management services, including account management, fee management and client on-boarding. Through our Managed Services, we provide business process outsourcing services that support the operations of our buy- and sell-side clients’ businesses and combine our technology with our operations expertise to support the entire trade lifecycle and provide front-, middle- and back-office solutions. We also provide buy-side technology solutions for the global investment management industry through our asset management solutions, including front-, middle- and back-office solutions for hedge funds, family offices, investment managers and the providers that service this space.

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
Fiscal Year 2019 Acquisitions:

BUSINESS COMBINATIONS

Financial information on each transaction is as follows:

	Rockall	RPM	TD Ameritrade	Total
	(in millions)
Cash payments, net of cash acquired	$34.9	$258.3	$61.5	$354.7
Deferred payments, net	(0.1)	43.8	—	43.7
Contingent consideration liability (acquisition date fair value)	7.1	0.8	—	7.9
Aggregate purchase price	$41.9	$302.9	$61.5	$406.4

Rockall

In May 2019, the Company acquired Rockall, a market leading provider of SBL and collateral management solutions for wealth management firms and commercial banks. The acquisition expands our core front- to back-office wealth capabilities, providing innovative SBL and collateral management technology solutions to help firms manage risk and optimize clients’ securities lending and financing needs.

RPM

In June 2019, Broadridge acquired RPM, a leading Canadian provider of enterprise wealth management software solutions and services. The acquisition brings important new capabilities and next-generation technology to clients of both RPM and Broadridge. RPM's state-of-the-art technology platforms build on our strong Canadian wealth management business, providing a solution set for the retail banking sector with enhanced mutual fund and deposit manufacturing capabilities.

TD Ameritrade

In June 2019, Broadridge acquired the retirement plan custody and trust assets from TD Ameritrade, a subsidiary of TD Ameritrade Holding Company. The acquisition expands Broadridge's suite of solutions for the growing qualified and non-qualified retirement plan services market and the support it provides for third-party administrators, financial advisors, record-keepers, banks, and brokers.
Fiscal Year 2018 Acquisitions:

BUSINESS COMBINATIONS

Financial information on each transaction is as follows:

	Summit	ActivePath	FundAssist	Total
	(in millions)
Cash payments, net of cash acquired	$26.4	$21.8	$41.3	$89.5
Deferred payments, net	1.4	2.4	—	3.8
Contingent consideration liability (acquisition date fair value)	2.7	—	6.4	9.2
Aggregate purchase price	$30.6	$24.2	$47.7	$102.5

Summit

In October 2017, the Company acquired Summit Financial Disclosure, LLC (“Summit”), a full-service financial document management solutions provider, including document composition and regulatory filing services. Summit is part of our Corporate Issuer Solutions under our Investor Communication Solutions segment.
ActivePath

In March 2018, the Company acquired ActivePath Solutions Ltd (“ActivePath”), a digital technology company with technology that enhances the consumer experience associated with consumer statements, bills and regulatory communications. ActivePath is part of our Customer Communications business under our Investor Communication Solutions segment.
FundAssist

In May 2018, the Company acquired FundAssist Limited (“FundAssist”), a regulatory, marketing and sales solutions service provider to the global investments industry. Fund Assist is part of our Asset Management/Mutual Fund Solutions under our Investor Communication Solutions segment. FundAssist provides a suite of capabilities that enable the composition, management and distribution of digitized regulatory and disclosure documents for global fund managers distributing in Europe.

ASSET ACQUISITION

Purchase of Intellectual Property

In February 2018, the Company paid $40.0 million to an affiliate of Inveshare, Inc. (“Inveshare”) for the delivery of blockchain technology applications, as contemplated as part of the Company’s acquisition of intellectual property assets from Inveshare.

BASIS OF PRESENTATION
The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for Annual Reports on Form 10-K. These financial statements present the consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. Certain prior period amounts have been reclassified to conform to the current year presentation, except as it relates to (i) ASU No. 2014-09, (ii) ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”), (iii) ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU No. 2018-02”), and (iv) ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”), as described further below.
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
Effective July 1, 2018, we adopted ASU No. 2014-09 using the modified retrospective transition approach applied to all contracts. Under this transition approach, we have not restated the prior period Consolidated Financial Statements presented to the current period presentation. However, we have provided additional disclosures related to the amount by which each relevant fiscal 2019 financial statement line item was affected by the adoption of ASU No. 2014-09 along with explanations for significant changes. Additional information about the Company’s revenue recognition policies and the related impact of the adoption of ASU No. 2014-09 is included in Note 2, “Summary of Significant Accounting Policies” and Note 3, “Revenue Recognition”.
Effective July 1, 2018, we adopted ASU No. 2016-01, which requires changes in the fair value of publicly traded equity securities for which we do not have significant influence to be recorded as part of Net earnings rather than as Other comprehensive income (loss), net. In addition, equity investments that do not have a readily determinable fair value will be recorded at cost less impairment as further adjusted for observable price changes in orderly transactions for identical or similar investments of the issuer. We adopted ASU No. 2016-01 using the modified-retrospective transition approach by recording the cumulative effect of previously unrecognized gains or losses on publicly traded equity securities to retained earnings as of July 1, 2018. The provisions of ASU No. 2016-01 relative to equity investments that do not have a readily determinable fair value have been applied prospectively. The Consolidated Financial Statements have not been revised for periods prior to July 1, 2018. The impact of adopting ASU No. 2016-01 resulted in a reclassification of less than $0.1 million in unrealized gains, net from accumulated other comprehensive loss to retained earnings as of July 1, 2018.
Effective July 1, 2018, we adopted ASU No. 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects associated with the change in the U.S. federal corporate tax rate resulting from the U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017. The adoption of ASU No. 2018-02 resulted in an increase to retained earnings of $1.5 million.

Effective July 1, 2018, we adopted ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU No. 2017-07”) whereby we revised its presentation in the Consolidated Statements of Earnings to reflect the non-service cost components of net benefit cost as part of Other non-operating income (expenses), net, which were previously recorded as part of Total operating expenses. All prior period information has been conformed to the current period presentation.

Effective July 1, 2017, we adopted ASU No. 2016-09, which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including presenting the excess tax benefits (“ETB”) or deficits from the exercise or vesting of share-based payments in the income statement, classifying the ETB or deficits as an operating activity in the Consolidated Statements of Cash Flows rather than as a financing activity, a revision to the criteria for classifying an award as equity or liability and an option to recognize gross stock-based compensation expense with actual forfeitures recognized as they occur. In addition, ASU No. 2016-09 eliminates the ETB from the assumed proceeds calculation under the treasury stock method for purposes of calculating diluted shares. As a result of this adoption, we recorded ETB related to stock-based compensation awards of $19.3 million and $40.9 million during the twelve months ended June 30, 2019 and 2018 in the income tax provision on a prospective basis, whereas such benefits would previously have been recognized in equity. We also excluded the ETB from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the twelve months ended June 30, 2019 and 2018. We have not adjusted prior periods presented for the change in accounting for ETB in the Consolidated Financial Statements. We also elected to apply the change in presentation of ETB in the Consolidated Statement of Cash Flows prospectively, and as a result, ETB are classified as operating activities when realized through reductions to subsequent tax payments. This adoption resulted in an increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities of $19.3 million and $40.9 million for the twelve months ended June 30, 2019 and 2018. We have not adjusted prior periods presented for the change in classification of ETB on the Consolidated Statement of Cash Flows. We also elected to continue our current practice of estimating expected forfeitures as permitted by ASU No. 2016-09.
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
Goodwill. We review the carrying value of all our goodwill by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate a possible impairment. When determining fair value of a reporting unit, we utilize the income approach which considers a discounted future cash flow analysis using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the particular reporting unit’s weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows based on forecasted earnings before interest and taxes, and the selection of the terminal value growth rate and discount rate assumptions. The weighted-average cost of capital takes into account the relative weight of each component of our consolidated capital structure (equity and long-term debt). Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-range planning process. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. We had $1,500.0 million of goodwill as of June 30, 2019. Given the significance of our goodwill, an adverse change to the fair value of one of our reporting units could result in an impairment charge, which could be material to our earnings.
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
Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). The Company is subject to regular examination of its income tax returns by the U.S. federal, state and foreign tax authorities. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements. The Company has estimated foreign net operating loss carryforwards of approximately $9.5 million as of June 30, 2019 of which $1.5 million are subject to expiration in the 2020 through 2028 period. The remaining $8.0 million of carryforwards has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $18.6 million which can be utilized through 2030. U.S. federal net operating loss carryforwards resulting from tax losses beginning with the fiscal year ended June 30, 2019 have an indefinite carryforward under the Tax Act. The Company did not realize any federal net operating losses for the fiscal year ended June 30, 2019.
Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $3.3 million and $3.8 million at June 30, 2019 and 2018, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income requires significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.
On the same date that the Tax Act was enacted, December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provided the Company with up to one year to finalize accounting for the impacts of the Tax Act. Under SAB 118, the Company finalized the prior year estimate of the net tax impact to the Company arising from the enactment of the Tax Act, and recognized a tax benefit of approximately $0.5 million in the fiscal year ended June 30, 2019.
Share-based Payments. Accounting for stock-based compensation requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock options issued by using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Determining these assumptions are subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock options. A hypothetical change of five percentage points applied to the volatility assumption used to determine the fair value of the fiscal year 2019 stock option grants would result in approximately a $2.1 million change in total pre-tax stock-based compensation expense for the fiscal year 2019 grants, which would be amortized over the vesting period. A hypothetical change of one year in the expected life assumption used to determine the fair value of the fiscal year 2019 stock option grants would result in approximately a $0.8 million change in the total pre-tax stock-based compensation expense for the fiscal year 2019 grants, which would be amortized over the vesting period. A hypothetical change of one percentage point in the forfeiture rate assumption used for the fiscal year 2019 stock option grants would result in approximately a $0.1 million change in the total pre-tax stock-based compensation expense for the fiscal year 2019 grants, which would be amortized over the vesting period. A hypothetical one-half percentage point change in the dividend yield assumption used to determine the fair value of the fiscal year 2019 stock option grants would result in approximately a $0.9 million change in the total pre-tax stock-based compensation expense for the fiscal year 2019 grants, which would be amortized over the vesting period.
RESULTS OF OPERATIONS
The following discussions of Analysis of Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the fiscal year ended June 30, 2019 compared to the fiscal year ended June 30, 2018. The Analysis of Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Consolidated Statements of Earnings. Discussions of Analysis of Consolidated Statements of Earnings and Analysis of Reportable Segments for the fiscal year ended June 30, 2017 is disclosed in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2018 Annual Report.
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

Event-driven fee revenues are based on the number of special events and corporate transactions we process. Event-driven activity is impacted by financial market conditions and changes in regulatory compliance requirements, resulting in fluctuations in the timing and levels of event-driven fee revenues. As such, the timing and level of event-driven activity and its potential impact on revenues and earnings are difficult to forecast. During the three months ended December 31, 2018, we were initially able to separate certain annually recurring mutual fund related communications that were previously included in event-driven fee revenues. These activities were presented within recurring fee revenues commencing in the three months ended December 31, 2018. We were not able to reliably estimate the portion of event-driven fee revenues attributable to these activities in prior periods. We added approximately $12 million to recurring fee revenues for the year ended June 30, 2019, and is captured within recurring fee revenues internal growth.
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. During fiscal year 2019, mutual fund proxy fee revenues were 14% lower than the prior fiscal year while during fiscal year 2018 mutual fund proxy revenues were 28% higher than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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

The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For fiscal years ended June 30, 2019 and 2018, we are reporting Closed sales net of a 4.0% allowance adjustment. Consequently, our reported Closed sales amounts are not adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess the allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
For the fiscal years ended June 30, 2019 and 2018, Closed sales were $233.3 million and $214.9 million, respectively. The fiscal years ended June 30, 2019 and 2018, are net of an allowance adjustment of $9.7 million and $9.0 million, respectively.

ANALYSIS OF CONSOLIDATED STATEMENTS OF EARNINGS
Fiscal Year 2019 Compared to Fiscal Year 2018
The table below presents Consolidated Statements of Earnings data for the fiscal years ended June 30, 2019 and 2018, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2019	2018	Change
			($)	(%)
	(in millions, except for per share amounts)
Revenues	$4,362.2	$4,329.9	$32.3	1
Cost of revenues	3,131.9	3,167.4	(35.4)	(1)
Selling, general and administrative expenses	577.5	564.5	13.1	2
Total operating expenses	3,709.5	3,731.8	(22.3)	(1)

Operating income	652.7	598.1	54.6	9
Margin	15.0%	13.8%		1.2	pts
Interest expense, net	(41.8)	(38.6)	(3.2)	8
Other non-operating income (expenses), net	(3.7)	1.5	(5.2)	(347)
Earnings before income taxes	607.3	561.0	46.2	8
Provision for income taxes	125.2	133.1	(7.9)	(6)
Effective tax rate	20.6%	23.7%		(3.1)	pts
Net earnings	$482.1	$427.9	$54.1	13
Basic earnings per share	$4.16	$3.66	$0.50	14
Diluted earnings per share	$4.06	$3.56	$0.50	14

Revenues

Revenues increased $32.3 million, or 1%, to $4,362.2 million from $4,329.9 million as a result of:

	Years Ended June 30,
	2019	2018	Change
			$	%
	($ in millions)
Recurring fee revenues	$2,759.3	$2,610.4	$148.9	6
Event-driven fee revenues	244.5	283.9	(39.4)	(14)
Distribution revenues	1,460.8	1,512.9	(52.1)	(3)
Foreign currency exchange	(102.4)	(77.3)	(25.1)	32
Total	$4,362.2	$4,329.9	$32.3	1

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	3pts	1pt	1pt	6%

•	The impact of the ASC 606 revenue accounting change on recurring fee revenue was negligible.

•	The lower event-driven fee revenues were primarily the result of lower equity proxy contest and mutual fund proxy activity compared to fiscal year 2018.

•	Distribution revenues decreased $52.1 million, or 3%, to $1,460.8 million from lower transactional print volumes and the decrease in Event-driven fee revenues.

•	The strengthening of the U.S. dollar against other currencies negatively impacted revenues by $25.1 million.

Total operating expenses. Operating expenses decreased $22.3 million, or 1%, to $3,709.5 million from $3,731.8 million as a result of:

•
Cost of revenues - The decrease of $35.4 million in cost of revenues primarily reflects: lower distribution cost of revenues driven by the decrease in distribution revenues, partially offset by higher operating costs from acquisitions and higher proxy fulfillment expenses. Fluctuations in foreign currency exchange rates decreased cost of revenues by $21.9 million.

•
Selling, general and administrative expenses - The increase of $13.1 million in selling, general, and administrative expenses primarily reflects: higher labor expenses, including higher performance-based compensation expense, partially offset by lower spending on growth initiatives.

Operating income. Operating income margins increased to 15.0% for the fiscal year ended June 30, 2019, compared to 13.8% for the fiscal year ended June 30, 2018, primarily due to the increase in recurring fee revenues.
Interest expense, net. Interest expenses, net, was $41.8 million, an increase of $3.2 million from $38.6 million in the fiscal year ended June 30, 2018. The increase of $3.2 million was primarily due to an increase in interest expense primarily due to higher borrowing costs, partially offset by an increase in interest income.
Other non-operating income (expenses), net. Other non-operating income, net for the fiscal year ended June 30, 2019 was $3.7 million, a decrease of $5.2 million, compared to $1.5 million of Other non-operating expenses, net for the fiscal year ended June 30, 2018. The decrease of $5.2 million was primarily due to higher expense related to fluctuations in foreign currency exchange rates, a decrease due to lower investment gains, and higher losses related to minority equity investments.
Provision for income taxes.

•	Effective tax rate for the fiscal year ended June 30, 2019 - 20.6%.

•	Effective tax rate for the fiscal year ended June 30, 2018 - 23.7%.
The decrease in the effective tax rate for the fiscal year ended June 30, 2019 compared to the fiscal year ended June 30, 2018 is primarily due to: (i) the U.S. federal corporate income tax rate change from 35% to 21% under the Tax Act, which resulted in a blended U.S. federal corporate income tax rate of 28.1% for the prior year and a 21% tax rate for the current year; and, (ii) the Company accrued a one-time net expense of approximately $15.4 million to reflect a one-time transition tax on earnings of certain foreign subsidiaries at December 31, 2017, partially offset by a benefit related to the remeasurement of the Company’s net U.S. federal and state deferred tax liabilities, for which this expense did not recur in the current year, partially offset by (iii) the recognition of $19.3 million in ETB attributable to stock-based compensation compared to a $40.9 million ETB in the prior year.
ASC 606 Revenue Accounting Change. For the fiscal year ended June 30, 2018, if the prior year basis of revenue accounting followed the current year basis of revenue accounting:

•	Recurring fee revenues would have been $0.4 million higher,

•	Event-driven fee revenues would have been $2.2 million lower, and

•	Distribution revenues would have been $9.6 million higher.
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

Revenues

	Years Ended June 30,
	2019	2018	Change
			$	%
	($ in millions)
Investor Communication Solutions	$3,511.1	$3,495.6	$15.4	—
Global Technology and Operations	953.5	911.6	42.0	5
Foreign currency exchange	(102.4)	(77.3)	(25.1)	32
Total	$4,362.2	$4,329.9	$32.3	1

Earnings (Loss) before Income Taxes

	Years Ended June 30,
	2019	2018	Change
			$	%
	($ in millions)
Investor Communication Solutions	$508.4	$494.6	$13.8	3
Global Technology and Operations	210.3	199.3	11.1	6
Other	(130.9)	(151.4)	20.5	(14)
Foreign currency exchange	19.4	18.6	0.9	4
Total	$607.3	$561.0	$46.2	8
Investor Communication Solutions
Fiscal Year 2019 Compared to Fiscal Year 2018
Revenues increased $15.4 million to $3,511.1 million from $3,495.6 million, and earnings before income taxes increased $13.8 million to $508.4 million from $494.6 million as a result of:

	Years Ended June 30,
	2019	2018	Change
			$	%
	($ in millions)
Revenues
Recurring fee revenues	$1,805.8	$1,698.9	$106.9	6
Event-driven fee revenues	244.5	283.9	(39.4)	(14)
Distribution revenues	1,460.8	1,512.9	(52.1)	(3)
Total	$3,511.1	$3,495.6	$15.4	—

Earnings before Income Taxes
Earnings before income taxes	$508.4	$494.6	$13.8	3
Pre-tax Margin	14.5%	14.1%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	4pts	1pt	1pt	6%

•	The impact of the ASC 606 revenue accounting change on recurring fee revenue was negligible.

•
With respect to recurring fees, position growth compared to the same period in the prior year, which is a component of internal growth, was 6% for annual equity proxy communications and 9% for mutual fund and ETF interims.

•	Lower event-driven fee revenues were primarily the result of lower equity proxy contest and mutual fund proxy activity compared to fiscal year 2018.

•	Lower distribution revenues resulted from lower transactional print volumes and the decrease in Event-driven fee revenues.

•	The earnings increase of $13.8 million was primarily due to higher recurring fee revenues more than offsetting lower event-driven fee revenues.

•	Pre-tax margins increased by 0.4 percentage points to 14.5% from 14.1%. Considering the impact of the revenue accounting change, pre-tax margins for the year ended June 30, 2018 would have been 14.4%.
Global Technology and Operations
Fiscal Year 2019 Compared to Fiscal Year 2018
Revenues increased $42.0 million to $953.5 million from $911.6 million, and earnings before income taxes increased $11.1 million to $210.3 million from $199.3 million as a result of:

	Years Ended June 30,
	2019	2018	Change
			$	%
	($ in millions)
Revenues
Recurring fee revenues	$953.5	$911.6	$42.0	5

Earnings before Income Taxes
Earnings before income taxes	$210.3	$199.3	$11.1	6
Pre-tax Margin	22.1%	21.9%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	3pts	1pt	1pt	5%

•	The impact of the ASC 606 revenue accounting change on recurring fee revenue was negligible.

•
The earnings increase was primarily due to higher organic revenues, partially offset by the impact of incremental expenditures to win, implement and support new business as well as ongoing new product development.

•	Pre-tax margins increased by 0.2 percentage points to 22.1% from 21.9%.
Other

Loss before income taxes was $130.9 million for the fiscal year ended June 30, 2019, a decrease of $20.5 million, or 14%, compared to $151.4 million for the fiscal year ended June 30, 2018.

•
The decreased loss was primarily due to lower spending on growth initiatives and other corporate expenses, partially offset by a decrease in investment gains and higher interest expense compared to the prior year period.

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

We exclude Tax Act items and Gain on Sale of Securities from our adjusted earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and these items do not reflect ordinary operations or earnings. We also exclude the impact of Amortization of Acquired Intangibles and Purchased Intellectual Property, as these non-cash amounts are significantly impacted by the timing and size of individual acquisitions and do not factor into the Company's capital allocation decisions, management compensation metrics or multi-year objectives. Furthermore, management believes that this adjustment enables better comparison of our results as Amortization of Acquired Intangibles and Purchased Intellectual Property will not recur in future periods once such intangible assets have been fully amortized. Although we exclude Amortization of Acquired Intangibles and Purchased Intellectual Property from our adjusted earnings measures, our management believes that it is important for investors to understand that these intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets.

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

Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Years ended June 30,
	2019	2018
	(in millions)
Operating income (GAAP)	$652.7	$598.1
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	87.4	81.4
Acquisition and Integration Costs	6.4	8.8
Adjusted Operating income (Non-GAAP)	$746.5	$688.2
Operating income margin (GAAP)	15.0%	13.8%
Adjusted Operating income margin (Non-GAAP)	17.1%	15.9%

	Years ended June 30,
	2019	2018
	(in millions)
Net earnings (GAAP)	$482.1	$427.9
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	87.4	81.4
Acquisition and Integration Costs	6.4	8.8
Gain on Sale of Securities	—	(5.5)
Taxable adjustments	93.8	84.7
Tax act items	—	15.4
Tax impact of adjustments (a)	(22.3)	(23.9)
Adjusted Net earnings (Non-GAAP)	$553.6	$504.1

	Years ended June 30,
	2019	2018

Diluted earnings per share (GAAP)	$4.06	$3.56
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.74	0.68
Acquisition and Integration Costs	0.05	0.07
Gain on Sale of Securities	—	(0.05)
Taxable adjustments	0.79	0.70
Tax Act Items	—	0.13
Tax impact of adjustments (a)	(0.19)	(0.20)
Adjusted earnings per share (Non-GAAP)	$4.66	$4.19
(a) Calculated using the GAAP effective tax rate, adjusted to exclude $19.3 million of ETB associated with stock-based compensation for the fiscal year ended June 30, 2019, and $40.9 million of ETB associated with stock-based compensation for the fiscal year ended June 30, 2018, as well as the net $15.4 million charges associated with the Tax Act for the fiscal year ended June 30, 2018. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Years ended June 30,
	2019	2018
	(in millions)
Net cash flows provided by operating activities (GAAP)	$617.0	$693.6
Capital expenditures and Software purchases and capitalized internal use software	(72.6)	(97.9)
Free cash flow (Non-GAAP)	$544.4	$595.7

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents consisted of the following:

	June 30,
	2019	2018
	(in millions)

Cash and cash equivalents:
Domestic cash	$95.5	$98.2
Cash held by foreign subsidiaries	99.8	103.6
Cash held by regulated entities	77.9	62.0
Total cash and cash equivalents	$273.2	$263.9
At June 30, 2019 and 2018, Cash and cash equivalents were $273.2 million and $263.9 million, respectively. Total stockholders’ equity was $1,127.5 million and $1,094.3 million at June 30, 2019 and 2018, respectively. At June 30, 2019, net working capital was $239.8 million compared to $213.8 million at June 30, 2018. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowing capacity, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
At June 30, 2019, $99.8 million of the $273.2 million of Cash and cash equivalents were held by our foreign subsidiaries, and $77.9 million of Cash and cash equivalents were held by regulated entities. We expect existing domestic cash, cash equivalents, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, cash flows from operations and borrowing capacity to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If these funds are needed for our operations in the U.S., we may be required to pay additional foreign taxes to repatriate these funds. However, while we may do so at a future date, the Company does not need to repatriate future foreign earnings to fund U.S. operations.
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at June 30, 2019	Carrying value at June 30, 2019	Carrying value at June 30, 2018	Unused Available Capacity	Fair Value at June 30, 2019
			(in millions)
Long-term debt
Fiscal 2019 Revolving Credit Facility:
U.S. dollar tranche	March 2024	$360.0	$360.0	$160.0	$740.0	$360.0
Multicurrency tranche	March 2024	215.7	215.7	—	184.3	215.7
Total Revolving Credit Facility		$575.7	$575.7	$160.0	$924.3	$575.7

Fiscal 2014 Senior Notes	September 2020	400.0	399.2	398.5	—	405.4
Fiscal 2016 Senior Notes	June 2026	500.0	495.5	494.8	—	509.8
Total debt		$1,475.7	$1,470.4	$1,053.4	$924.3	$1,490.9

Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2020	2021	2022	2023	2024	Thereafter	Total
(in millions)	$—	$400.0	$—	$—	$575.7	$500.0	$1,475.7

On March 18, 2019, the Company entered into a $1.5 billion five-year revolving credit facility (the “Fiscal 2019 Revolving Credit Facility”), which is comprised of a $1.1 billion U.S. dollar tranche and a $400.0 million multicurrency tranche, and which replaced the $1.0 billion five-year revolving credit facility entered into during February 2017 (the “Fiscal 2017 Revolving Credit Facility”). Borrowings under the Fiscal 2019 Revolving Credit Facility bear interest at LIBOR plus 101.5 basis points. In addition, the Fiscal 2019 Revolving Credit Facility has an annual facility fee equal to 11.0 basis points on the entire facility.
At June 30, 2019, the carrying value of the Company’s outstanding Long-term debt was $1,470.4 million, consisting of: (i) borrowings on the Fiscal 2019 Revolving Credit Facility of $575.7 million, (ii) senior notes of $399.2 million ($400.0 million principal amount less $0.1 million of unamortized bond discount and $0.7 million of unamortized debt issuance costs) due September 2020 and (iii) senior notes of $495.5 million ($500.0 million principal amount less $1.5 million of unamortized bond discount and $3.0 million of unamortized debt issuance costs) due June 2026. The Fiscal 2019 Revolving Credit Facility and senior notes are senior unsecured obligations of the Company and are ranked equally in right of payment. Interest on the senior notes due 2020 is payable semiannually on March 1st and September 1st of each year based on a fixed per annum rate equal to 3.95%. Interest on the senior notes due June 2026 is payable semiannually on June 27th and December 27th of each year based on a fixed per annum rate equal to 3.40%.
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
Cash Flows
Fiscal Year 2019 Compared to Fiscal Year 2018

	Years Ended June 30,
	2019	2018	$ Change
	(in millions)

Net cash flows provided by operating activities	$617.0	$693.6	$(76.6)

Net cash flows used in investing activities	$(433.5)	$(249.3)	$(184.3)

Net cash flows used in financing activities	$(173.1)	$(449.9)	$276.8
The decrease in cash provided by operating activities of $76.6 million primarily reflects: (i) an increase in cash used in client implementations and related client contract payments, and (ii) an increase in cash used in working capital, partially offset by (iii) an increase in Net Earnings.

The increase in cash used in investing activities of $184.3 million primarily reflects (i) increased acquisitions driven primarily by the acquisition of RPM in fiscal year 2019, partially offset by (ii) lower purchases of intellectual property.
The decrease in cash used in financing activities of $276.8 million primarily reflects: (i) an increase in net proceeds from borrowings, partially offset by (ii) an increase in the repurchase of common stock, and (iii) an increase in dividends paid.
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
The benefit obligation to the Company under these plans at June 30, 2019 and 2018 was:

	Years ended June 30,
	2019	2018
	(in millions)
SORP	$45.5	$38.3
SERP	5.4	4.5
Total	$50.8	$42.8
Other Post-retirement Benefit Plan
The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The plan is currently unfunded.
The benefit obligation to the Company under this plan at June 30, 2019 and 2018 was:

	Years ended June 30,
	2019	2018
	(in millions)
Executive Retiree Health Insurance Plan	$5.2	$5.3
Other Post-employment Benefit Obligations
In accordance with the Payment of Gratuity Act of 1972, the Company sponsors a post-employment defined benefit plan (the “Gratuity Plan”) covering all employees in India who are eligible under the terms of their employment. The Gratuity Plan is required by local law and provides a lump sum payment to vested employees upon retirement, death, incapacitation, or termination of employment based on the respective employee’s salary and the tenure of employment. The Gratuity Plan is currently unfunded.
The benefit obligation to the Company under this plan at June 30, 2019 and 2018 was:

	Years ended June 30,
	2019	2018
	(in millions)
The Gratuity Plan	$5.8	$5.0

Contractual Obligations
The following table summarizes our contractual obligations to third parties as of June 30, 2019 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
			(in millions)
Debt(1)	$1,475.7	$—	$400.0	$575.7	$500.0
Interest and facility fee on debt(2)	234.4	53.2	77.5	69.7	34.0
Facility and equipment operating leases(3)	406.5	46.8	84.7	70.6	204.4
Software licensing(4)	5.9	4.3	1.6	—	—
Purchase obligations(5)	311.1	66.5	127.3	117.3	—
Capital commitment to fund investment(6)	1.5	1.5	—	—	—
Acquisition deferred payments(7)	39.6	39.6	—	—	—
Uncertain tax positions(8)	—	—	—	—	—
Total(9)	$2,474.8	$212.0	$691.1	$833.3	$738.4

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

(6)	Represents the Company’s funding commitment to an equity method investee. In addition, the Company also has a future commitment to fund $4.3 million to an investee.

(7)	Deferred payment obligation associated with the Company’s acquisition of RPM.

(8)
Due to the uncertainty related to the timing of the reversal of uncertain tax positions, only uncertain tax benefits related to certain settlements have been provided in the table above. The Company is unable to make reasonably reliable estimates related to the timing of the remaining gross unrecognized tax benefit liability of $43.8 million (inclusive of interest). See Note 15, “Income Taxes” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for further detail.

(9)
Certain post-employment benefit obligations reported in our Consolidated Balance Sheets in the amount of $61.9 million as of June 30, 2019 were not included in the table above due to the uncertainty of the timing of these future payments.

Data Center Agreements
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing to IBM was completed in August 2012. The IT Services Agreement expires on June 30, 2024. The Company has the right to renew the initial term of the IT Services Agreement for up to one additional

12-month term. Commitments remaining under this agreement at June 30, 2019 are $290.8 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at June 30, 2019 are $20.4 million through fiscal year 2024, the final year of the contract.
The following table summarizes the capitalized costs related to these agreements as of June 30, 2019:

	IT Services Agreement	EU IT Services Agreement	Total
	(in millions)
Capitalized costs, beginning balance	$62.3	$5.2	$67.5
Capitalized costs incurred	—	—	—
Impact of foreign currency exchange	—	(0.2)	(0.2)
Total capitalized costs, ending balance	62.3	5.0	67.3
Total accumulated amortization	(35.8)	(2.5)	(38.3)
Net Deferred IBM Costs	$26.5	$2.5	$29.0
Other Commercial Commitments
Certain of the Company’s subsidiaries have unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at June 30, 2019.
Off-Balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company was not a party to any derivative financial instruments at June 30, 2019 and 2018. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
NEW ACCOUNTING PRONOUNCEMENTS AND AUDITING STANDARDS
Please refer to Note 2, “Summary of Significant Accounting Policies” and Note 3 “Revenue Recognition” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a discussion on the impact of the adoption of new accounting pronouncements.
On June 1, 2017, the Public Company Accounting Oversight Board (“PCAOB”) issued Auditing Standard 3101, “The Auditor's Report on an Audit of Financial Statements When the Auditor Expresses an Unqualified Opinion” (“AS 3101”). As a result of AS 3101, the most significant change to the auditor’s report on the financial statements is a new requirement to describe critical audit matters arising from the audit of the current period’s financial statements in the auditor’s report. See the PCAOB’s “Investor Resource: Critical Audit Matters (July 2019)” for additional information.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market Risks
In the ordinary course of business, the financial position of the Company is routinely subject to certain market risks, notably the effects of changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities. As a result, the Company does not anticipate any material losses from these risks. The Company was not a party to any derivative financial instrument as of June 30, 2019 and 2018, respectively.

Interest Rate Risk
As of June 30, 2019, $575.7 million, or 39%, of the Company’s total outstanding debt balance of $1,470.4 million is based on floating interest rates. Our $575.7 million in variable rate debt at June 30, 2019 consists of our revolving credit facility, which bears interest at LIBOR plus 101.5 basis points on borrowed amounts, plus an additional annual facility fee equal to 11.0 basis points on the entire facility. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings of a change in market interest rates on amounts borrowed from the revolving credit facility during the fiscal year ended June 30, 2019. Assuming a hypothetical increase of one hundred basis points in interest rates on our variable rate debt during the fiscal year ended June 30, 2019, our pre-tax earnings would have decreased by approximately $3.3 million for the fiscal year ended June 30, 2019; however, this would have been offset by interest earned on cash balances.
Foreign Currency Risk
While the substantial majority of our business is conducted within the U.S., approximately 10% of our fiscal year 2019 revenues were earned outside of the U.S. and approximately 26% of our total consolidated assets as of June 30, 2019 resided in our foreign subsidiaries. Our revenue generating operations outside of the U.S. primarily reside in Canada and the United Kingdom. As a result, we have a certain degree of foreign currency exposure to exchange rate fluctuations associated with our non-U.S. revenue generating operations, primarily with respect to the Canadian dollar and the British pound.
We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate. We do not hedge our operating results against currency movement as they are primarily translational in nature. For the fiscal year ended June 30, 2019, a hypothetical 10% decrease in the value of the Canadian dollar and British pound versus the U.S. dollar would have resulted in a decrease in our total pre-tax earnings of approximately $12.2 million. A hypothetical 10% decrease in the value of the Canadian dollar and British pound versus the U.S. dollar at June 30, 2019 would have resulted in a decrease to our total assets of approximately $76.2 million.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
Broadridge Financial Solutions, Inc.
5 Dakota Drive
Lake Success, NY 11042
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Broadridge Financial Solutions, Inc. and subsidiaries (the "Company") as of June 30, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill - Refer to Notes 2 and 9 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the income approach, which considers a discounted future cash flow analysis using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the particular reporting unit’s weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows based on forecasted EBIT margins, including future revenues, and the selection of the terminal value growth rate and the discount rate assumptions.

The goodwill balance was $1,500 million as of June 30, 2019, which is allocated among various reporting units. During fiscal year 2019, the Company performed the required impairment tests of Goodwill and determined that there was no impairment. The Company also performed a sensitivity analysis under Step 1 of the goodwill impairment test assuming hypothetical reductions in the fair values of the reporting units.

We identified goodwill as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of certain reporting units and the sensitivity of these reporting units’ operations to changes in demand. Auditing the fair value of certain of the reporting units involved a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, as it relates to evaluating whether management’s judgments in determining whether the projected future operating cash flows based on forecasted EBIT margins, including future revenues, and the selection of terminal value growth rate and discount rate were appropriate.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projected future operating cash flows based on forecasted EBIT margins, including future revenues, and the selection of the terminal value growth rate and discount rate for certain of the reporting units included the following, among others:
•
We tested the effectiveness of controls over goodwill, including those over the projected future operating cash flows based on forecasted EBIT margins, including future revenues, and the selection of the terminal value growth rate and discount rate.
•
We evaluated the reasonableness of management’s projected future operating cash flows based on forecasted EBIT margins, including future revenues by comparing to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases, analyst and industry reports of the Company and companies in its peer group.
•
We considered the impact of changes in the regulatory environment on management’s forecasts.
•
With the assistance of our fair value specialists, we evaluated the selection of the terminal value growth rate and the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations by developing a range of independent estimates and comparing those to the rates selected by management.

/s/ DELOITTE & TOUCHE LLP
New York, New York
August 6, 2019
We have served as the Company's auditor since 2007.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Earnings
(In millions, except per share amounts)

		Years ended June 30,
		2019	2018	2017
Revenues	(Note 3)	$4,362.2	$4,329.9	$4,142.6
Operating expenses:
Cost of revenues		3,131.9	3,167.4	3,107.9
Selling, general and administrative expenses		577.5	564.5	500.7
Total operating expenses		3,709.5	3,731.8	3,608.6
Operating income		652.7	598.1	534.0
Interest expense, net	(Note 5)	(41.8)	(38.6)	(42.7)
Other non-operating income (expenses), net		(3.7)	1.5	(3.2)
Earnings before income taxes		607.3	561.0	488.1
Provision for income taxes	(Note 15)	125.2	133.1	161.4
Net earnings		$482.1	$427.9	$326.8

Basic earnings per share		$4.16	$3.66	$2.77
Diluted earnings per share		$4.06	$3.56	$2.70

Weighted-average shares outstanding:
Basic	(Note 4)	115.9	116.8	118.0
Diluted	(Note 4)	118.8	120.4	120.8

Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years ended June 30,
	2019	2018	2017
Net earnings	$482.1	$427.9	$326.8
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(15.0)	5.7	(17.0)
Net gains (losses) on securities, net of taxes of $0.0, $1.2 and ($0.6) for the years ended June 30, 2019, 2018 and 2017, respectively	—	(2.6)	1.0
Pension and post-retirement liability adjustment, net of taxes of $0.9, ($0.4) and $1.0 for the years ended June 30, 2019, 2018 and 2017, respectively	(2.7)	0.9	(1.6)
Total other comprehensive income (loss), net	(17.7)	3.9	(17.6)
Comprehensive income	$464.3	$431.9	$309.2

Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Balance Sheets
(In millions, except per share amounts)

		June 30, 2019	June 30, 2018
Assets
Current assets:
Cash and cash equivalents		$273.2	$263.9
Accounts receivable, net of allowance for doubtful accounts of $2.6 and $2.7, respectively		664.0	615.0
Other current assets		105.2	112.2
Total current assets		1,042.3	991.1
Property, plant and equipment, net	(Note 8)	189.0	204.1
Goodwill	(Note 9)	1,500.0	1,254.9
Intangible assets, net	(Note 9)	556.2	494.1
Other non-current assets	(Note 10)	593.1	360.5
Total assets		$3,880.7	$3,304.7
Liabilities and Stockholders’ Equity
Current liabilities:
Payables and accrued expenses	(Note 11)	$711.7	$671.0
Contract Liabilities		90.9	106.3
Total current liabilities		802.6	777.3
Long-term debt	(Note 12)	1,470.4	1,053.4
Deferred taxes	(Note 15)	86.7	57.9
Contract Liabilities		160.7	75.2
Other non-current liabilities		232.8	246.5
Total liabilities		2,753.2	2,210.4
Commitments and contingencies	(Note 16)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.5 and 154.5 shares, respectively; outstanding, 114.3 and 116.3 shares, respectively		1.6	1.6
Additional paid-in capital		1,109.3	1,048.5
Retained earnings		2,087.7	1,727.0
Treasury stock, at cost: 40.2 and 38.1 shares, respectively		(1,999.8)	(1,630.8)
Accumulated other comprehensive loss	(Note 17)	(71.2)	(51.9)
Total stockholders’ equity		1,127.5	1,094.3
Total liabilities and stockholders’ equity		$3,880.7	$3,304.7
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years ended June 30,
	2019	2018	2017
Cash Flows From Operating Activities
Net earnings	$482.1	$427.9	$326.8
Adjustments to reconcile Net earnings to Net cash flows provided by operating activities:
Depreciation and amortization	85.2	82.1	68.6
Amortization of acquired intangibles and purchased intellectual property	87.4	81.4	72.6
Amortization of other assets	87.4	48.5	41.0
Stock-based compensation expense	58.4	55.1	46.1
Deferred income taxes	(3.5)	(9.3)	(14.7)
Excess tax benefits from stock-based compensation awards	—	—	(40.6)
Other	(37.6)	(21.2)	(8.6)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Increase in Accounts receivable, net	(34.9)	(18.6)	(44.4)
(Increase) decrease in Other current assets	(7.3)	(7.6)	5.6
Increase (decrease) in Payables and accrued expenses	(10.9)	9.6	135.4
Increase (decrease) in Contract liabilities	15.1	20.8	(4.5)
Non-current assets and liabilities:
Increase in Other non-current assets	(188.3)	(83.5)	(90.7)
Increase in Other non-current liabilities	83.8	108.3	23.2
Net cash flows provided by operating activities	617.0	693.6	515.9
Cash Flows From Investing Activities
Capital expenditures	(50.6)	(76.7)	(85.4)
Software purchases and capitalized internal use software	(22.0)	(21.2)	(28.3)
Acquisitions, net of cash acquired	(354.7)	(108.3)	(448.7)
Purchase of intellectual property	—	(40.0)	(90.0)
Other investing activities	(6.3)	(3.1)	(6.9)
Net cash flows used in investing activities	(433.5)	(249.3)	(659.3)
Cash Flows From Financing Activities
Debt proceeds	803.1	340.0	500.0
Debt repayments	(387.4)	(390.0)	(415.0)
Excess tax benefits from stock-based compensation awards	—	—	40.6
Dividends paid	(211.2)	(165.8)	(152.2)
Purchases of Treasury stock	(397.8)	(277.1)	(342.8)
Proceeds from exercise of stock options	31.1	52.0	60.9
Other financing activities	(10.8)	(9.0)	(3.2)
Net cash flows used in financing activities	(173.1)	(449.9)	(311.7)
Effect of exchange rate changes on Cash and cash equivalents	(1.1)	(1.6)	(1.6)
Net change in Cash and cash equivalents	9.2	(7.2)	(456.7)
Cash and cash equivalents, beginning of fiscal year	263.9	271.1	727.7
Cash and cash equivalents, end of fiscal year	$273.2	$263.9	$271.1
Supplemental disclosure of cash flow information:
Cash payments made for interest	$43.4	$40.5	$43.1
Cash payments made for income taxes, net of refunds	$119.5	$177.6	$113.4
Non-cash investing and financing activities:
Accrual of unpaid property, plant, equipment and software	$8.7	$6.2	$17.7

Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, July 1, 2016	154.5	$1.6	$901.2	$1,297.8	$(1,116.9)	$(38.2)	$1,045.5
Comprehensive income (loss)	—	—	—	326.8	—	(17.6)	309.2
Stock option exercises and excess tax benefits	—	—	101.2	—	—	—	101.2
Stock-based compensation	—	—	45.9	—	—	—	45.9
Treasury stock acquired (4.9 shares)	—	—	—	—	(342.8)	—	(342.8)
Treasury stock reissued (3.1 shares)	—	—	(60.7)	—	60.7	—	—
Common stock dividends ($1.32 per share)	—	—	—	(155.2)	—	—	(155.2)
Balances, June 30, 2017	154.5	1.6	987.6	1,469.4	(1,398.9)	(55.8)	1,003.8
Comprehensive income (loss)	—	—	—	427.9	—	3.9	431.9
Stock option exercises	—	—	51.5	—	—	—	51.5
Stock-based compensation	—	—	54.7	—	—	—	54.7
Treasury stock acquired (2.4 shares)	—	—	—	—	(277.1)	—	(277.1)
Treasury stock reissued (2.3 shares)	—	—	(45.3)	—	45.3	—	—
Common stock dividends ($1.46 per share)	—	—	—	(170.4)	—	—	(170.4)
Balances, June 30, 2018	154.5	1.6	1,048.5	1,727.0	(1,630.8)	(51.9)	1,094.3
Comprehensive income (loss)	—	—	—	482.1	—	(17.7)	464.3
Cumulative effect of changes in accounting principle (a)	—	—	—	102.8	—	(1.5)	101.3
Stock option exercises	—	—	31.3	—	—	—	31.3
Stock-based compensation	—	—	58.3	—	—	—	58.3
Treasury stock acquired (3.5 shares)	—	—	—	—	(397.8)	—	(397.8)
Treasury stock reissued (1.4 shares)	—	—	(28.8)	—	28.8	—	—
Common stock dividends ($1.94 per share)	—	—	—	(224.2)	—	—	(224.2)
Balances, June 30, 2019	154.5	$1.6	$1,109.3	$2,087.7	$(1,999.8)	$(71.2)	$1,127.5
___________

(a)	Reflects the adoption of accounting standards as described in Note 2, “Summary of Significant Accounting Policies.”
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Notes to Consolidated Financial Statements

NOTE 1.	BASIS OF PRESENTATION

A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation and a part of the S&P 500® Index, is a global financial technology leader providing investor communications and technology-driven solutions to banks, broker-dealers, asset and wealth managers and corporate issuers. Broadridge’s services include investor communications, securities processing, data and analytics, and customer communications solutions. Broadridge serves a large and diverse client base across four client groups: banks/broker-dealers, asset management firms/mutual funds, corporate issuers, and wealth management firms. For capital markets firms, Broadridge helps clients lower costs and improve the effectiveness of their trade and account processing operations with support for their front-, middle- and back-office operations, and their administration, finance, risk and compliance requirements. Broadridge serves asset management firms by meeting their critical needs for shareholder communications and by providing investment operations technology to support their investment decisions. For wealth management clients, Broadridge provides an integrated platform with tools that create a better investor experience, while also delivering a more streamlined, efficient, and effective advisory servicing process. For Broadridge’s corporate issuer clients, Broadridge helps manage every aspect of their shareholder communications, including registered and beneficial proxy processing, annual meeting support, transfer agency services and financial disclosure document creation, management and United States of America (“U.S.”) Securities and Exchange Commission (the “SEC”) filing services.
The Company operates in two reportable segments: Investor Communication Solutions (“ICS”) and Global Technology and Operations (“GTO”).

Investor Communication Solutions - Broadridge provides governance and communications solutions through its Investor Communication Solutions business segment to the following financial services clients: banks/broker-dealers, asset management firms/mutual funds, corporate issuers and wealth management firms. In addition to financial services firms, Broadridge’s Customer Communications business also serves companies in the healthcare, insurance, consumer finance, telecommunications, utilities, and other service industries.

A large portion of Broadridge’s Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge® (“ProxyEdge”) is Broadridge’s innovative electronic proxy delivery and voting solution for institutional investors and financial advisors that helps ensure the voting participation of the largest stockholders of many companies. Broadridge also provides the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help its clients meet their regulatory compliance needs.

Broadridge also provides asset managers and retirement service providers with data-driven solutions that help clients grow revenue, operate efficiently, and maintain compliance. Broadridge offers an end-to-end platform for content management, composition, and multi-channel distribution of regulatory, marketing, and transactional information. Broadridge’s data and analytics solutions provide investment product distribution data, analytical tools, insights, and research to enable asset managers to optimize product distribution across retail and institutional channels globally. Broadridge also provides mutual fund trade processing services for retirement providers, third-party administrators, financial advisors, banks and wealth management professionals through Matrix Financial Solutions, Inc. (“Matrix”).

In addition, Broadridge provides public corporations with a full suite of solutions to help corporations manage their annual meeting process, including registered proxy distribution and processing services, proxy and annual report document management solutions, and solutions to gain insight into their shareholder base through Broadridge’s shareholder data services. Broadridge also provides financial reporting document composition and management, SEC disclosure and filing services, and registrar, stock transfer and record-keeping services through Broadridge Corporate Issuer Solutions.

Broadridge’s wealth management solutions enable firms, financial advisors, wealth managers, and insurance agents to better engage with customers through digital marketing and customer communications tools. Broadridge integrates data, content and technology to drive new customer acquisition and cross-sell opportunities through the creation of sales and educational content, including seminars as well as customizable advisor websites, search engine marketing and electronic and print newsletters. Broadridge’s advisor solutions also help advisors optimize their practice management through customer and account data aggregation and reporting.

Broadridge also provides customer communications solutions which include print and digital solutions, content management, postal optimization, and fulfillment services. The Broadridge Communications CloudSM (the “Communications Cloud”) provides multi-channel communications delivery, communications management, information management and control and administration capabilities that enable and enhance its clients’ communications with their customers. In addition, Broadridge provides its clients with capabilities to enhance the consumer experience associated with essential communications such as consumer statements, bills and regulatory communications.

In June 2019, Broadridge acquired the retirement plan custody and trust assets from TD Ameritrade Trust Company (“TD Ameritrade”), a subsidiary of TD Ameritrade Holding Company. The acquisition expands Broadridge's suite of solutions for the growing qualified and non-qualified retirement plan services market and the support provided for third-party administrators, financial advisors, record-keepers, banks, and brokers.

Global Technology and Operations - Broadridge is a leading global provider of securities processing solutions for capital markets, wealth management, and asset management firms. Broadridge offers advanced solutions that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, margin, cash management, clearance and settlement, asset servicing, reference data management, reconciliations, securities financing and collateral optimization, compliance and regulatory reporting, and accounting.

Broadridge’s services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management and manage risk, thereby enabling them to focus on their core business activities. Broadridge’s multi-asset, multi-market, multi-entity and multi-currency solutions support real-time global trade processing of equity, fixed income, mutual fund, foreign exchange, and exchange traded derivatives.

In addition, Broadridge provides a comprehensive wealth management platform that offers capabilities across the entire wealth management lifecycle and streamlines all aspects of wealth management services, including account management, fee management and client on-boarding. Through Broadridge’s Managed Services, it provides business process outsourcing services that support the operations of its buy- and sell-side clients’ businesses and combine its technology with its operations expertise to support the entire trade lifecycle and provide front-, middle- and back-office solutions. Broadridge also provides buy-side technology solutions for the global investment management industry through its asset management solutions, including front-, middle- and back-office solutions for hedge funds, family offices, investment managers and the providers that service this space.

In May 2019, Broadridge acquired Rockall Technologies Limited (“Rockall”), a leading provider of securities-based lending (“SBL”) and collateral management solutions for wealth management firms and commercial banks. The acquisition expands Broadridge's core front-to back-office wealth capabilities, providing innovative SBL and collateral management technology solutions to help firms manage risk and optimize clients' securities lending and financing needs.

In June 2019, Broadridge acquired RPM Technologies (“RPM”), a leading Canadian provider of enterprise wealth management software solutions and services. The acquisition brings important new capabilities and next-generation technology to Broadridge. RPM's state-of-the-art technology platforms build on Broadridge's strong Canadian wealth management business, providing a solution set for the retail banking sector with enhanced mutual fund and deposit manufacturing capabilities.

B. Consolidation and Basis of Presentation. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with the U.S. SEC requirements for Annual Reports on Form 10-K. These financial statements present the consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. Certain prior period amounts have been reclassified to conform to the current year presentation, except as it relates to (i) Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” and its related amendments (collectively “ASU No. 2014-09”), (ii) ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU No. 2016-01”), (iii) ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU No. 2018-02”), and (iv) ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”), as described further below.

Effective July 1, 2018, the Company adopted ASU No. 2014-09 using the modified retrospective transition approach applied to all contracts. Under this transition approach, the Company has not restated the prior period Consolidated Financial Statements presented to the current period presentation. However, the Company has provided additional disclosures related to the amount by which each relevant fiscal 2019 financial statement line item was affected by the adoption of ASU No. 2014-09 along with explanations for significant changes. Additional information about the Company’s revenue recognition policies and the related impact of the adoption of ASU No. 2014-09 is included in Note 2, “Summary of Significant Accounting Policies” and Note 3, “Revenue Recognition”.
Effective July 1, 2018, the Company adopted ASU No. 2016-01, which requires changes in the fair value of publicly traded equity securities for which the Company does not have significant influence to be recorded as part of Net earnings rather than as Other comprehensive income (loss), net. In addition, equity investments that do not have a readily determinable fair value will be recorded at cost less impairment as further adjusted for observable price changes in orderly transactions for identical or similar investments of the issuer. The Company adopted ASU No. 2016-01 using the modified-retrospective transition approach by recording the cumulative effect of previously unrecognized gains or losses on publicly traded equity securities to retained earnings as of July 1, 2018. The provisions of ASU No. 2016-01 relative to equity investments that do not have a readily determinable fair value have been applied prospectively. The Consolidated Financial Statements have not been revised for periods prior to July 1, 2018. The impact of adopting ASU No. 2016-01 resulted in a reclassification of less than $0.1 million in unrealized gains, net from accumulated other comprehensive loss to retained earnings as of July 1, 2018.
Effective July 1, 2018, the Company adopted ASU No. 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects associated with the change in the U.S. federal corporate tax rate resulting from the U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017. The adoption of ASU No. 2018-02 resulted in an increase to retained earnings of $1.5 million.

Effective July 1, 2018, the Company adopted ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU No. 2017-07”) whereby the Company revised its presentation in the Consolidated Statements of Earnings to reflect the non-service cost components of net benefit cost as part of Other non-operating income (expenses), net, which were previously recorded as part of Total operating expenses. All prior period information has been conformed to the current period presentation.
Effective July 1, 2017, the Company adopted ASU No. 2016-09, which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including presenting the excess tax benefits (“ETB”) or deficits from the exercise or vesting of share-based payments in the income statement, classifying the ETB or deficits as an operating activity in the Consolidated Statements of Cash Flows rather than as a financing activity, a revision to the criteria for classifying an award as equity or liability and an option to recognize gross stock-based compensation expense with actual forfeitures recognized as they occur. In addition, ASU No. 2016-09 eliminates the ETB from the assumed proceeds calculation under the treasury stock method for purposes of calculating diluted shares. As a result of this adoption, the Company recorded ETB related to stock-based compensation awards of $19.3 million and $40.9 million during the fiscal years ended June 30, 2019 and 2018 in the income tax provision on a prospective basis, whereas such benefits would previously have been recognized in equity. The Company also excluded the ETB from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the fiscal years ended June 30, 2019 and 2018. The Company has not adjusted prior periods presented for the change in accounting for ETB in the Consolidated Financial Statements. The Company also elected to apply the change in presentation of ETB in the Consolidated Statement of Cash Flows prospectively, and as a result, ETB are classified as operating activities when realized through reductions to subsequent tax payments. This adoption resulted in an increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities of $19.3 million and $40.9 million for the fiscal years ended June 30, 2019 and 2018. The Company has not adjusted prior periods presented for the change in classification of ETB on the Consolidated Statement of Cash Flows. The Company also elected to continue its current practice of estimating expected forfeitures as permitted by ASU No. 2016-09.

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

B. Revenue Recognition. ASU No. 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. The core principle is that an entity recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company’s revenues from clients are primarily generated from fees for providing investor communications and technology-enabled services and solutions. Revenues are recognized for the two reportable segments as follows:

•
Investor Communication Solutions—Revenues are generated primarily from processing and distributing investor communications and other related services as well as vote processing. The Company typically enters into agreements with clients to provide services on a fee for service basis. Fees received for processing and distributing investor communications are generally variably priced and recognized as revenue over time as the Company provides the services to clients based on the number of units processed, which coincides with the pattern of value transfer to the client. Broadridge works directly with corporate issuers (“Issuers”) and mutual funds to ensure that the account holders of the Company’s bank and broker clients, who are also the shareholders of Issuers and mutual funds, receive the appropriate investor communications materials and that the services are fulfilled in accordance with each Issuer’s and mutual fund’s requirements. Broadridge works directly with the Issuers and mutual funds to resolve any issues that may arise. As such, Issuers and mutual funds are viewed as the customer of the Company’s services. As a result, revenues for distribution services as well as proxy materials fulfillment services are recorded in Revenue on a gross basis with corresponding costs including amounts remitted to the broker-dealers and banks (referred to as “Nominees”) recorded in Cost of revenues. Fees for the Company’s investor communications services arrangements are typically billed and paid on a monthly basis following the delivery of the services. The Company also offers certain hosted service arrangements that can be priced on a fixed and/or variable basis for which revenue is recognized over time as the Company satisfies its performance obligation by delivering services to the client on a monthly basis based on the number of transactions processed or units delivered, in the case of variable priced arrangements, or a fixed monthly fee in the case of fixed price arrangements, in each case which coincides with the pattern of value transfer to the client. These services may be billed in a variety of payment frequencies depending on the specific arrangement.

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
F. Securities. Securities are non-derivatives that are reflected in Other non-current assets in the Consolidated Balance Sheets, unless management intends to dispose of the investment within twelve months of the end of the reporting period, in which case they are reflected in Other current assets in the Consolidated Balance Sheets. These investments are in entities over which the Company does not have control, joint control, or significant influence. Securities that have a readily determinable fair value are carried at fair value. Securities without a readily determinable fair value are initially recognized at cost and subsequently carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in transactions for an identical or similar investment of the same issuer, such as subsequent capital raising transactions. Changes in the value of securities with or without a readily determinable fair value are recorded in the Consolidated Statements of Earnings. In determining whether a security without a readily determinable fair value is impaired, management considers qualitative factors to identify an impairment including the financial condition and near-term prospects of the issuer.
G. Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventory balances of $21.1 million and $18.5 million, consisting of forms and envelopes used in the mailing of proxy and other materials to our customers, are reflected in Other current assets in the Consolidated Balance Sheets at June 30, 2019 and 2018, respectively.
H. Deferred Client Conversion and Start-Up Costs. Direct costs incurred to set up or convert a client’s systems to function with the Company’s technology, that are expected to be recovered, are generally deferred and recognized on a straight-

line basis over the service term of the arrangement to which the costs relate, which commences after client acceptance when the processing term begins. The Company evaluates the carrying value of deferred client conversion and start-up costs for impairment on the basis of whether these costs are fully recoverable from the expected future undiscounted net operating cash flows of the client to which the deferred costs relate. These deferred costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2019 and June 30, 2018, respectively. Refer to Note 10, “Other Non-Current Assets” for a further description of the Company’s Deferred client conversion and start-up costs.
I. Deferred Sales Commission Costs. The Company defers incremental costs to obtain a client contract that it expects to recover, which consists of sales commissions incurred, only if the contract is executed. Deferred sales commission costs are amortized on a straight-line basis using a portfolio approach consistent with the pattern of transfer of the goods or services to which the asset relates, which also considers expected customer lives. As a practical expedient, the Company recognizes the sales commissions as an expense when incurred if the amortization period of the sales commission asset that the entity otherwise would have recognized is one year or less. The Company evaluates the carrying value of deferred sales commission costs for impairment on the basis of whether these costs are fully recoverable from the expected future undiscounted net operating cash flows of the portfolio of clients to which the deferred sales commission costs relate. Refer to Note 10, “Other Non-Current Assets” for a further description of the Company’s Deferred sales commission costs.

J. Deferred Data Center Costs. Data center costs relate to conversion costs associated with our principal data center systems and applications. Costs directly related to the activities necessary to make the data center usable for its intended purpose are deferred and amortized over the life of the contract on a straight-line basis commencing on the date the data center has achieved full functionality. These deferred costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2019 and 2018, respectively. Refer to Note 10, “Other Non-Current Assets” for a further description of the Company’s Deferred data center costs.
K. Goodwill. The Company does not amortize goodwill but instead tests goodwill for impairment at the reporting unit level at least annually or more frequently if circumstances indicate possible impairment. The Company tests for goodwill impairment annually in the fourth quarter of the fiscal year, using the March 31 financial statement balances. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the income approach, which considers a discounted future cash flow analysis using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the particular reporting unit’s weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows based on forecasted earnings before interest and taxes, and the selection of the terminal value growth rate and discount rate assumptions. The weighted-average cost of capital takes into account the relative weight of each component of our consolidated capital structure (equity and long-term debt). The estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of the Company’s routine, long-range planning process. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. Refer to Note 9, “Goodwill and Intangible Assets, Net” for a further description on the Company’s accounting for goodwill.
L. Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to the estimated undiscounted future cash flows expected to be generated by the asset (or asset group). If the carrying amount of an asset (or asset group) exceeds its expected estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset (or asset group) exceeds its fair value. Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Refer to Note 8, “Property, Plant and Equipment, Net” for a further description of the Company’s Property, plant and equipment, net. Refer to Note 6, “Acquisitions” and Note 9, “Goodwill and Intangible Assets, Net” for a further description of the Company’s Intangible assets, net.
M. Equity Method Investments. The Company’s investments resulting in a 20% to 50% ownership interest are accounted for using the equity method of accounting when the ability to exercise significant influence is maintained by the Company. The Company’s share of net income or losses of equity method investments is included in Other non-operating income (expenses), net. Equity method investments are included in Other non-current assets. Equity method investments are reviewed for impairment by assessing if a decline in market value of the investment below the carrying value is other than temporary, which considers the intent and ability to retain the investment, the length of time and extent that the market value has been less than cost, and the financial condition of the investee.

N. Foreign Currency Translation and Transactions. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars based on exchange rates in effect at the end of each period. Revenues and expenses are translated at average exchange rates during the periods. Currency transaction gains or losses are included in Non-operating income (expenses), net. Gains or losses from balance sheet translation are included in Accumulated other comprehensive income (loss).
O. Distribution Cost of Revenues. Distribution cost of revenues consists primarily of postage related expenses incurred in connection with the Company’s Investor Communication Solutions segment, as well as Matrix Financial Solutions, Inc. administrative services expenses. These costs are reflected in Cost of revenues in the Consolidated Statements of Earnings.
P. Stock-Based Compensation. The Company accounts for stock-based compensation by recognizing the measurement of stock-based compensation expense in the Consolidated Statements of Earnings based on the fair value of the award on the date of grant. For stock options issued, the fair value of each stock option was estimated on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price, and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. For restricted stock units, the fair value of the award is based on the current fair value of the Company’s stock on the date of grant less the present value of future expected dividends discounted at the risk-free-rate derived from the U.S. Treasury yield curve in effect at the time of grant. Refer to Note 13, “Stock-Based Compensation” for a further description of the Company’s stock-based compensation.
Q. Internal Use Software. Expenditures for major software purchases and software developed or obtained for internal use are capitalized and amortized generally over a three- to five-year period on a straight-line basis. For software developed or obtained for internal use, the Company’s accounting policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to direct time spent on such projects. Costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities. Refer to Note 9, “Goodwill and Intangible assets, Net” for a further description of the Company’s capitalized software.
R. Income Taxes. The Company accounts for income taxes under the asset and liability method, which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns. Deferred tax assets and liabilities are recognized based on temporary differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.
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
S. Advertising Costs. Advertising costs are expensed at the time the advertising takes place. Total advertising costs were $4.1 million, $6.3 million and $4.2 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.
T. Concentration of Risk. The majority of our clients operate in the financial services industry. In the fiscal years ended June 30, 2019, 2018 and 2017, we derived approximately 22%, 21% and 20% of our consolidated revenues from our five largest clients in that particular fiscal year, respectively. Our largest single client in each of our fiscal years 2019, 2018 and 2017 accounted for approximately 6% of our consolidated revenues.

U. New Accounting Pronouncements. In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Accounting for Goodwill Impairment” (“ASU No. 2017-04”). ASU No. 2017-04 removes Step 2 of the current goodwill impairment test, which currently requires a hypothetical purchase price allocation if the fair value of a reporting unit were to be less than its book value, for purposes of determining the amount of goodwill impaired. Under ASU No. 2017-04, the Company would now recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds the fair value of the reporting unit; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. ASU No. 2017-04 will be effective for the Company beginning in the first quarter of fiscal 2021, to be applied on a prospective basis. The pending adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, ASU No. 2017-01, “Clarifying the Definition of a Business” (“ASU No. 2017-01”). ASU No. 2017-01 narrows the definition of a business, in part by concluding that an integrated set of assets and activities (referred to as a “set”) is not a business when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets. ASU No. 2017-01 became effective for the Company beginning in the first quarter of fiscal year 2019, and was applied on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

The Company has identified and implemented appropriate changes for adopting this new lease standard on its consolidated financial statements, including changes to related disclosures, accounting policies, and necessary control, process and system changes. The adoption of the new lease standard is expected to result in the recognition of lease liabilities of $253 million and right-of-use assets of $236 million, which include the impact of existing deferred rents and tenant improvement allowances on the consolidated balance sheet as of July 1, 2019 for real and personal property operating leases. The adoption of ASU 2016-02, as amended, will not have a material impact on the Company’s Consolidated Statements of Earnings or Consolidated Statements of Cash Flows.

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

The Company identified certain impacts of ASU No. 2014-09 on its Consolidated Financial Statements. Specifically, under ASU No. 2014-09, the Company now capitalizes certain sales commissions, and it capitalizes certain additional costs that are part of setting up or converting a client’s systems to function with the Company’s technology, both of which were previously expensed. Additionally, the Company now recognizes proxy revenue primarily at the time of proxy materials distribution to the client’s shareholders rather than on the date of the client’s shareholder meeting, which is typically 30 days after the proxy materials distribution. Other changes to the timing of revenue recognition include deferral of revenue from certain transaction processing platform enhancements as well as acceleration of revenue from certain multi-year software license arrangements that was previously recognized over the term of the software subscription.

The Company adopted ASU No. 2014-09 using the modified retrospective transition method applied to all contracts, which resulted in a cumulative-effect increase in the opening balance of retained earnings of $101.3 million, most notably related to the deferral of incremental sales commissions incurred in obtaining contracts in prior periods. Under this transition approach, the Company has not restated the prior period Consolidated Financial Statements presented. However, the Company has provided additional disclosures related to the amount by which each relevant fiscal 2019 financial statement line item was affected by the adoption of ASU No. 2014-09 and explanations for significant changes. See Note 3, “Revenue Recognition” for additional information about the Company’s revenue recognition policies and the related impact of the Company’s adoption of ASU No. 2014-09.
V. Subsequent Events. In preparing the accompanying Consolidated Financial Statements, the Company has reviewed events that have occurred after June 30, 2019 through the date of issuance of the Consolidated Financial Statements. Refer to Note 20, “Subsequent Events” for a description of the Company’s subsequent events.

NOTE 3.     REVENUE RECOGNITION

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

Fiscal Year Ended June 30, 2019
(in millions)
Investor Communication Solutions
Equity proxy	$437.0
Mutual fund and exchange traded funds (“ETF”) interims	265.9
Customer communications and fulfillment	736.4
Other ICS	366.5
Total ICS Recurring fee revenues	1,805.8

Equity and other	107.3
Mutual funds	137.2
Total ICS Event-driven fee revenues	244.5

Distribution revenues	1,460.8

Total ICS Revenues	$3,511.1

Global Technology and Operations
Equities and other	$788.9
Fixed income	164.6
Total GTO Recurring fee revenues	953.5

Foreign currency exchange	(102.4)

Total Revenues	$4,362.2

Revenues by Type
Recurring fee revenues	$2,759.3
Event-driven fee revenues	244.5
Distribution revenues	1,460.8
Foreign currency exchange	(102.4)
Total Revenues	$4,362.2

Contract Balances
The following table provides information about contract assets and liabilities:

	June 30, 2019	July 1, 2018
	(in millions)
Contract assets	$47.5	$35.5
Contract liabilities	$251.6	$162.8

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

During the fiscal year ended June 30, 2019, contract liabilities increased primarily due to the impact of client contract terminations. The Company recognized $96.4 million of revenue during the fiscal year ended June 30, 2019 that was included in the contract liability balance as of July 1, 2018.

Changes in Accounting Policy
Except for the changes below, the Company has consistently applied its revenue and cost accounting policies to all periods presented in its Consolidated Financial Statements. The details of the significant changes are disclosed below.

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

•
Deferred Client Conversion and Start-Up Costs - The Company previously capitalized direct and incremental client conversion or start-up costs to set up or convert a client’s systems to function with the Company’s technology that are expected to be recovered. Under ASU No. 2014-09, the Company capitalizes certain additional client conversion or start-up costs that are directly related to the client conversion but that are not considered incremental costs to the Company.

•
Proxy Revenues - The Company previously recognized proxy revenues following the client’s shareholder meeting, which is typically 30 days after the proxy materials distribution. Under ASU No. 2014-09, the Company recognizes proxy revenues primarily at the time of proxy materials distribution to the client’s shareholders.

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

Quantitative Impact on Financial Statements

The following tables summarize the impact of ASU No. 2014-09 adoption on the Company’s Consolidated Statement of Earnings for the fiscal year ended June 30, 2019.

	Fiscal Year Ended June 30, 2019
	As reported	Effects of ASU 2014-09	Without Effects of ASU No. 2014-09
	(in millions)
Consolidated Statement of Earnings
Revenues (1)	$4,362.2	$101.1	$4,463.3
Cost of revenues	3,131.9	15.8	3,147.8
Selling, general and administrative expenses	577.5	8.0	585.5
Operating income	652.7	77.4	730.0
Earnings before income taxes	607.3	77.4	684.6
Provision for income taxes	125.2	19.1	144.3
Net earnings	$482.1	$58.2	$540.3
Basic earnings per share	$4.16	$0.50	$4.66
Diluted earnings per share	$4.06	$0.49	$4.55

(1) The effects of ASU No. 2014-09 on revenues includes contract modifications.

The following table summarizes the impact of ASU No. 2014-09 adoption on the Company’s Consolidated Balance Sheet as of June 30, 2019.

	As reported	Effects of ASU 2014-09	Without Effects of ASU No. 2014-09
	(in millions)
Consolidated Balance Sheet
Assets:
Current assets	$1,042.3	$1.2	$1,043.5
Total assets	$3,880.7	$(127.8)	$3,752.9
Liabilities:
Current liabilities	$802.6	$(3.4)	$799.2
Total liabilities	$2,753.2	$(82.6)	$2,670.6
Stockholders’ equity:
Total stockholders’ equity	$1,127.5	$(45.2)	$1,082.3

The adoption of ASU No. 2014-09 did not change the net cash provided by or used in operating activities, investing activities or financing activities on the Consolidated Statements of Cash Flows, nor the amount of Other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income.

NOTE 4.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) is calculated by dividing the Company’s Net earnings by the basic Weighted-average shares outstanding for the periods presented. The Company calculates diluted EPS using the treasury stock method, which reflects the potential dilution that could occur if outstanding stock options at the presented date are exercised and restricted stock unit awards have vested.

As of June 30, 2019, 2018 and 2017, the computation of diluted EPS did not include 0.4 million, 1.1 million and 0.5 million options to purchase Broadridge common stock, respectively, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Years ended June 30,
	2019	2018	2017
	(in millions)
Weighted-average shares outstanding:
Basic	115.9	116.8	118.0
Common stock equivalents	2.9	3.5	2.8
Diluted	118.8	120.4	120.8

The following table sets forth the computation of basic EPS utilizing Net earnings for the following fiscal years and the Company’s basic Weighted-average shares outstanding:

	Years ended June 30,
	2019	2018	2017
	(in millions, except per share amounts)
Net earnings	$482.1	$427.9	$326.8
Basic Weighted-average shares outstanding	115.9	116.8	118.0
Basic EPS	$4.16	$3.66	$2.77

The following table sets forth the computation of diluted EPS utilizing Net earnings for the following fiscal years and the Company’s diluted Weighted-average shares outstanding:

	Years ended June 30,
	2019	2018	2017
	(in millions, except per share amounts)
Net earnings	$482.1	$427.9	$326.8
Diluted Weighted-average shares outstanding	118.8	120.4	120.8
Diluted EPS	$4.06	$3.56	$2.70

NOTE 5.	INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Years ended June 30,
	2019	2018	2017
	(in millions)
Interest expense on borrowings	$(45.9)	$(42.4)	$(44.7)
Interest income	4.2	3.8	2.0
Interest expense, net	$(41.8)	$(38.6)	$(42.7)

NOTE 6.     ACQUISITIONS
Assets acquired and liabilities assumed in business combinations are recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition date based upon the estimated fair values at such date. The results of operations of the businesses acquired by the Company are included in the Company’s Consolidated Statements of Earnings beginning on the respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed is allocated to Goodwill.

The Company is providing pro forma supplemental information for the acquisition of net assets of the North America Customer Communications (“NACC”) business of DST Systems, Inc., as the Company deemed this acquisition to be material to the Company’s operating results. Pro forma supplemental financial information for all acquisitions, excluding NACC, is not provided as the impact of these acquisitions on the Company’s operating results was not material for any acquisition individually or in the aggregate.
Fiscal Year 2019 Acquisitions:

BUSINESS COMBINATIONS

Financial information on each transaction is as follows:

	Rockall	RPM	TD Ameritrade	Total
	(in millions)
Cash payments, net of cash acquired	$34.9	$258.3	$61.5	$354.7
Deferred payments, net	(0.1)	43.8	—	43.7
Contingent consideration liability	7.1	0.8	—	7.9
Aggregate purchase price	$41.9	$302.9	$61.5	$406.4

Net tangible assets acquired / (liabilities assumed)	$(1.2)	$9.7	$—	$8.4
Goodwill	28.9	191.5	27.3	247.7
Intangible assets	14.2	101.7	34.2	150.2
Aggregate purchase price	$41.9	$302.9	$61.5	$406.4

Rockall

In May 2019, the Company completed the acquisition of Rockall, a market leading provider of securities-based lending (“SBL”) and collateral management solutions for wealth management firms and commercial banks. The acquisition expands Broadridge's core front-to-back office wealth capabilities, providing innovative SBL and collateral management technology solutions to help firms manage risk and optimize clients' securities lending and financing needs.

•
The contingent consideration liability is payable over the next two years upon the achievement by the acquired business of certain revenue targets, and has a maximum potential pay-out of $10.1 million upon the achievement in full of the defined financial targets by the acquired business.

•	Goodwill is not tax deductible.

•	Intangible assets acquired consist primarily of software technology and customer relationships, which are being amortized over a four-year life and six-year life, respectively.

The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the acquired business’ assets and liabilities, and is still subject to a working capital adjustment.

RPM

In June 2019, Broadridge acquired RPM, a leading Canadian provider of enterprise wealth management software solutions and services. The acquisition brings important new capabilities and next-generation technology to clients of both RPM and Broadridge.

•
The contingent consideration liability is payable over the next two years upon the achievement by the acquired business of certain revenue targets, and has a maximum potential pay-out of $3.7 million upon the achievement in full of the defined financial targets by the acquired business.

•	Goodwill is partially tax deductible.

•	Intangible assets acquired consist primarily of software technology and customer relationships, which are being amortized over a five-year life and seven-year life, respectively.

The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the acquired business’ assets and liabilities, and is still subject to a working capital adjustment.

TD Ameritrade

In June 2019, Broadridge acquired the retirement plan custody and trust assets from TD Ameritrade Trust Company, a subsidiary of TD Ameritrade Holding Company. The acquisition expands Broadridge's suite of solutions for the growing qualified and non-qualified retirement plan services market and the support it provides for third-party administrators, financial advisors, record-keepers, banks, and brokers.

•Goodwill is tax deductible.
•Intangible assets acquired consist of customer relationships, which are being amortized over a seven-year life.

The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the acquired business’ assets and liabilities, and is still subject to a working capital adjustment.
Fiscal Year 2018 Acquisitions:

BUSINESS COMBINATIONS

Financial information on each transaction is as follows:

	Summit	ActivePath	FundAssist	Total
	(in millions)
Cash payments, net of cash acquired	$26.4	$21.8	$41.3	$89.5
Deferred payments, net	1.4	2.4	—	3.8
Contingent consideration liability (acquisition date fair value)	2.7	—	6.4	9.2
Aggregate purchase price	$30.6	$24.2	$47.7	$102.5

Net tangible assets acquired / (liabilities assumed)	$0.2	$(10.0)	$(1.9)	$(11.7)
Goodwill	18.5	28.7	29.2	76.3
Intangible assets	12.0	5.6	20.4	38.0
Aggregate purchase price	$30.6	$24.2	$47.7	$102.5

Summit

In October 2017, the Company acquired Summit, a full service financial document management solutions provider, including document composition and regulatory filing services.

•
The contingent consideration liability is payable over the next three years upon the achievement by the acquired business of certain revenue and earnings targets, and has a maximum potential pay-out of $11.0 million upon the achievement in full of the defined financial targets by the acquired business.

•	The fair value of the contingent consideration liability at June 30, 2019 is $7.4 million.

•	Goodwill is primarily tax deductible.

•	Intangible assets acquired consist primarily of software technology and customer relationships, which are being amortized over a five-year life and seven-year life, respectively.
ActivePath

In March 2018, the Company acquired ActivePath, a digital technology company with technology that enhances the consumer experience associated with consumer statements, bills and regulatory communications.

•	Goodwill is not tax deductible.

•	Intangible assets acquired consist primarily of software technology and customer relationships, which are being amortized over a five-year life and two-year life, respectively.

FundAssist

In May 2018, the Company acquired FundAssist, a regulatory, marketing and sales solutions service provider to the global investments industry.

•	The contingent consideration liability contains a revenue component which will be settled in fiscal year 2021, based on the achievement of a defined revenue target by the acquired business.

•	The fair value of the contingent consideration liability at June 30, 2019 is $7.0 million.

•	Goodwill is not tax deductible.

•	Intangible assets acquired consist primarily of customer relationships and software technology, which are being amortized over a six-year life and five-year life, respectively.

ASSET ACQUISITION

Purchase of Intellectual Property

In February 2018, the Company paid $40.0 million to an affiliate of Inveshare, Inc. (“Inveshare”) for the delivery of blockchain technology applications, as contemplated as part of the Company’s acquisition of intellectual property assets from Inveshare.

Fiscal Year 2017 Acquisitions:

BUSINESS COMBINATIONS

Financial information on each transaction is as follows:

	NACC	M&O	MAL	Total
	(in millions)
Cash payments, net of cash acquired	$406.2	$22.4	$20.1	$448.7
Note payable to sellers	—	2.5	3.2	5.7
Contingent consideration liability (acquisition date fair value)	—	—	1.4	1.4
Other closing adjustments	3.8	—	—	3.8
Aggregate purchase price	$410.0	$24.9	$24.8	$459.6

Net tangible assets acquired / (liabilities assumed)	$52.2	$(3.5)	$(2.9)	$45.8
Goodwill	135.7	17.2	22.6	175.5
Intangible assets	218.3	11.2	14.7	244.1
Other closing adjustments	3.8	—	—	3.8
Fair value of the Company’s pre-existing investment in MAL	—	—	(9.6)	(9.6)
Aggregate purchase price, net of other closing adjustments	$410.0	$24.9	$24.8	$459.6

NACC

In July 2016, the Company’s Investor Communication Solutions segment acquired the net assets of the NACC business of DST Systems, Inc., a leading provider of customer communication services including print and digital communication solutions, content management, postal optimization, and fulfillment.

•	The aggregate purchase price was $410.0 million in cash, or $406.2 million net of cash acquired and other closing adjustments.

•	Goodwill is primarily tax deductible.

•	Intangible assets acquired consist primarily of customer relationships and software technology, which are being amortized over a ten-year life and seven-year life, respectively.

The following summarizes the allocation of purchase price for the NACC acquisition (in millions):

NACC

Accounts receivable, net	$89.1
Other current assets	19.5
Property, plant and equipment	45.0
Intangible assets	218.3
Goodwill	135.7
Other non-current assets	1.6
Accounts payable	(14.3)
Accrued expenses and other current liabilities	(62.9)
Deferred taxes	(21.9)
Deferred revenue	(1.1)
Other long term liabilities	(2.9)
Consideration paid, net of cash acquired	$406.2

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
(in millions, except per share amounts)
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

•	Goodwill is not tax deductible.

•	Intangible assets acquired consist primarily of customer relationships and acquired software technology, which are being amortized over a seven-year life and six-year life, respectively.

MAL
In March 2017, the Company’s Global Technology and Operations segment acquired Message Automation Limited (“MAL”), which is a specialist provider of post-trade control solutions for sell-side and buy-side firms. The Company previously owned 25% of MAL through its acquisition of City Networks Ltd in fiscal year 2010, and purchased the remaining 75% of the company.

•	The contingent consideration liability is payable over the next four years upon the achievement by the acquired business of certain revenue and earnings targets.

•	The contingent consideration liability has a maximum potential pay-out of $2.8 million upon the achievement in full of the defined financial targets by the acquired business.

•
The fair value of the Company’s 25% pre-existing investment in MAL was determined to be $9.6 million, implied by the aggregate purchase price of the remaining 75% purchased, which resulted in a non-cash, nontaxable gain on investment of $9.3 million (“MAL investment gain”), included as part of Other non-operating income (expenses), net.

•	Goodwill is not tax deductible.

•	Intangible assets acquired consist primarily of customer relationships and acquired software technology, which are being amortized over a seven-year life and five-year life, respectively.
The fair value of the remaining contingent consideration liability at June 30, 2019 is $1.8 million.

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

The following tables set forth the Company’s financial assets and liabilities at June 30, 2019 and 2018, respectively, which are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$68.1	$—	$—	$68.1
Other current assets:
Securities	0.4	—	—	0.4
Other non-current assets:
Securities	81.8	—	—	81.8
Total assets as of June 30, 2019	$150.3	$—	$—	$150.3
Liabilities:
Contingent consideration obligations	$—	$—	$28.4	$28.4
Total liabilities as of June 30, 2019	$—	$—	$28.4	$28.4

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$86.8	$—	$—	$86.8
Other current assets:
Securities	0.1	—	—	0.1
Other non-current assets:
Securities	66.9	—	—	66.9
Total assets as of June 30, 2018	$153.8	$—	$—	$153.8
Liabilities:
Contingent consideration obligations	$—	$—	$18.6	$18.6
Total liabilities as of June 30, 2018	$—	$—	$18.6	$18.6

(1)	Money market funds include money market deposit account balances of $30.1 million and $28.4 million as of June 30, 2019 and 2018, respectively.
In addition, the Company has non-marketable securities with a carrying amount of $12.9 million as of June 30, 2019 and $7.3 million as of June 30, 2018 that are classified as Level 2 financial assets and included as part of Other non-current assets.
The following table sets forth an analysis of changes during fiscal years 2019 and 2018 in Level 3 financial liabilities of the Company:

	June 30,
	2019	2018
	(in millions)
Beginning balance	$18.6	$6.7
Additional contingent consideration incurred	7.9	13.5
Net increase (decrease) in contingent consideration liability	3.6	(1.1)
Foreign currency impact on contingent consideration liability	(0.6)	0.2
Payments	(1.0)	(0.7)
Ending balance	$28.4	$18.6

The Company did not incur any Level 3 fair value asset impairments during fiscal year 2019. The Company incurred a Level 3 fair value asset impairment of $1.1 million in fiscal year 2018. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.

NOTE 8.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment at cost and Accumulated depreciation at June 30, 2019 and 2018 are as follows:

	June 30,
	2019	2018
	(in millions)
Property, plant and equipment:
Land and buildings	$2.6	$2.6
Equipment	435.6	432.1
Furniture, leaseholds and other	174.6	161.5
	612.9	596.3
Less: Accumulated depreciation	(423.9)	(392.2)
Property, plant and equipment, net	$189.0	$204.1

In fiscal years 2019 and 2018, Property, plant and equipment and Accumulated depreciation were each reduced by $32.8 million and $40.3 million, respectively, for asset retirements related to fully depreciated property, plant and equipment no longer in use.
Depreciation expense for Property, plant and equipment for the years ended June 30, 2019, 2018 and 2017 was as follows:

	Years ended June 30,
	2019	2018	2017
	(in millions)
Depreciation expense for Property, plant and equipment	$65.8	$63.4	$53.5

NOTE 9.	GOODWILL AND INTANGIBLE ASSETS, NET
Changes in Goodwill for the fiscal years ended June 30, 2019 and 2018 are as follows:

	Investor Communication Solutions	Global Technology and Operations	Total
	(in millions)
Goodwill, gross, at July 1, 2017	$821.0	$338.4	$1,159.3
Transfers (a)	(38.7)	38.7	—
Additions	88.2	—	88.2
Fair value adjustments (b)	—	—	—
Foreign currency translation and other	13.9	(6.5)	7.4
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2018	$884.4	$370.5	$1,254.9

Goodwill, gross, at June 30, 2018	$884.4	$370.5	$1,254.9
Additions	27.3	220.4	247.7
Fair value adjustments (b)	7.4	—	7.4
Foreign currency translation and other	(3.2)	(6.8)	(10.0)
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2019	$915.9	$584.2	$1,500.0

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

(b) Fair value adjustments includes adjustments to goodwill as part of the finalization of purchase price allocation related to the ActivePath acquisition.
Additions for the fiscal year ended June 30, 2019 include $28.9 million, $191.5 million and $27.3 million for the acquisitions of Rockall, RPM and TD Ameritrade, respectively. Additions for the fiscal year ended June 30, 2018 include $18.5 million, $28.7 million and $29.2 million for the acquisitions of Summit, ActivePath and FundAssist, respectively.
During fiscal years 2019, 2018 and 2017, the Company performed the required impairment tests of Goodwill and determined that there was no impairment. The Company also performs a sensitivity analysis under Step 1 of the goodwill impairment test assuming hypothetical reductions in the fair values of the reporting units. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates, which are the most significant estimates used in our calculations of the fair values of the reporting units, would not result in an impairment of our goodwill.
Intangible assets at cost and accumulated amortization at June 30, 2019 and 2018 are as follows:

	June 30,
	2019			2018
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
	(in millions)
Software licenses	$125.8	$(101.7)	$24.1	$117.5	$(87.5)	$30.0
Acquired software technology	164.7	(85.5)	79.3	117.8	(73.0)	44.8
Customer contracts and lists	549.6	(207.4)	342.1	453.8	(162.1)	291.7
Acquired intellectual property	135.0	(63.8)	71.2	135.0	(36.9)	98.1
Other intangibles	63.6	(24.1)	39.5	47.7	(18.2)	29.5
	$1,038.7	$(482.5)	$556.2	$871.8	$(377.7)	$494.1

In fiscal years 2019 and 2018, intangible assets and accumulated amortization were reduced by $0.2 million and $36.7 million, respectively, for asset retirements related to fully amortized intangibles.
Other intangibles consist of capitalized internal use software and the following intangible assets acquired in business acquisitions: intellectual property, covenants, patents, and trademarks. All of the intangible assets have finite lives and as such, are subject to amortization.
The weighted-average remaining useful life of the intangible assets is as follows:

Weighted-Average Remaining Useful Life (Years)
Acquired software technology	4.0
Software licenses	2.4
Customer contracts and lists	6.3
Acquired intellectual property	2.8
Other intangibles	4.3
Total weighted-average remaining useful life	5.2

Amortization of intangibles for the years ended June 30, 2019, 2018 and 2017 was as follows:

	Years ended June 30,
	2019	2018	2017
	(in millions)
Amortization expense for intangible assets	$106.8	$100.2	$87.7

Estimated remaining amortization expenses of the Company’s existing intangible assets for the next five fiscal years and thereafter are as follows:

Years Ending June 30,	(in millions)
2020	$128.2
2021	118.5
2022	95.1
2023	76.0
2024	61.2
Thereafter	77.2

NOTE 10.	OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	June 30,
	2019	2018
	(in millions)
Deferred client conversion and start-up costs	$254.7	$169.5
Deferred sales commissions costs	95.5	—
Contract assets (a)	47.5	16.5
Deferred data center costs (b)	29.0	35.0
Long-term investments	100.4	80.3
Long-term broker fees	35.3	28.7
Other	30.6	30.5
Total	$593.1	$360.5
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
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses for the fiscal year ended June 30, 2019 was $65.7 million.

NOTE 11.	PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	June 30,
	2019	2018
	(in millions)
Accounts payable	$133.7	$156.2
Employee compensation and benefits	232.2	233.2
Accrued broker fees	87.0	85.2
Accrued taxes	68.9	20.3
Accrued dividend payable	55.4	42.5
Managed services administration fees	53.1	55.3
Customer deposits	34.8	39.2
Other	46.6	39.1
Total	$711.7	$671.0

NOTE 12.	BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at June 30, 2019	Carrying value at June 30, 2019	Carrying value at June 30, 2018	Unused Available Capacity	Fair Value at June 30, 2019
			(in millions)
Long-term debt
Fiscal 2019 Revolving Credit Facility:
U.S. dollar tranche	March 2024	$360.0	$360.0	$160.0	$740.0	$360.0
Multicurrency tranche	March 2024	215.7	215.7	—	184.3	215.7
Total Revolving Credit Facility		$575.7	$575.7	$160.0	$924.3	$575.7

Fiscal 2014 Senior Notes	September 2020	400.0	399.2	398.5	—	405.4
Fiscal 2016 Senior Notes	June 2026	500.0	495.5	494.8	—	509.8
Total debt		$1,475.7	$1,470.4	$1,053.4	$924.3	$1,490.9

Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2020	2021	2022	2023	2024	Thereafter	Total
(in millions)	$—	$400.0	$—	$—	$575.7	$500.0	$1,475.7

Fiscal 2019 Revolving Credit Facility: On March 18, 2019, the Company entered into an amended and restated $1.5 billion five-year revolving credit facility (the “Fiscal 2019 Revolving Credit Facility”), which replaced the $1.0 billion five-year revolving credit facility entered into during February 2017 (the “Fiscal 2017 Revolving Credit Facility”) (together the “Revolving Credit Facilities”). The Fiscal 2019 Revolving Credit Facility is comprised of a $1.1 billion U.S. dollar tranche and a $400.0 million multicurrency tranche. At June 30, 2019, the Company had $575.7 million in total outstanding borrowings and had total unused available capacity of $924.3 million under the Fiscal 2019 Revolving Credit Facility.
The weighted-average interest rate on the Revolving Credit Facilities was 3.26%, 2.44% and 1.79% for the fiscal years ended June 30, 2019, 2018 and 2017, respectively. The fair value of the variable-rate Fiscal 2019 Revolving Credit Facility borrowings at June 30, 2019 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Borrowings under the Fiscal 2019 Revolving Credit Facility can be made in tranches up to 360 days and bear interest at LIBOR plus 101.5 basis points. The Fiscal 2017 Revolving Credit Facility bore interest at LIBOR plus 100 basis points. In addition, the Fiscal 2019 Revolving Credit Facility has an annual facility fee equal to 11.0 basis points on the entire facility, compared to 12.5 basis points on the Fiscal 2017 Revolving Credit Facility. The Company incurred an incremental $2.3 million in costs to establish the Fiscal 2019 Revolving Credit Facility. As of June 30, 2019, $3.6 million of the aggregate costs related to the Company’s Revolving Credit Facility remain to be amortized. Such costs are capitalized in Other non-current assets in the Consolidated Balance Sheets and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the term of the Fiscal 2019 Revolving Credit Facility.
The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2019 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2019 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At June 30, 2019, the Company is in compliance with all covenants of the Fiscal 2019 Revolving Credit Facility.
Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1st and September 1st of each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At June 30, 2019, the Company is in compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method over the seven-year term. As of June 30, 2019 and June 30, 2018, $0.7 million and $1.3 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2014 Senior Notes. The fair value of the fixed-rate Fiscal 2014 Senior Notes at June 30, 2019 and 2018 was $405.4 million and $405.8 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2019, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.5 million in debt issuance costs to establish the Fiscal 2016 Senior Notes. These costs have been capitalized and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. As of June 30, 2019 and June 30, 2018, $3.0 million and $3.5 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2016 Senior Notes. The fair value of the fixed-rate Fiscal 2016 Senior Notes at June 30, 2019 and June 30, 2018 was $509.8 million and $474.4 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2019 Revolving Credit Facility, Fiscal 2014 Senior Notes, and Fiscal 2016 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of June 30, 2019 and 2018, respectively, there were no outstanding borrowings under these lines of credit.

NOTE 13.	STOCK-BASED COMPENSATION
Incentive Equity Awards. The Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (the “2007 Plan”) and 2018 Omnibus Award Plan (the “2018 Plan”) provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock awards, stock bonuses and performance compensation awards to employees, non-employee directors, and other key individuals who perform services for the Company. The 2018 Plan was approved by shareholders in November 2018 and replaced the 2007 Plan. The accounting for stock-based compensation requires the measurement of stock-based compensation expense to be recognized in the Consolidated Statements of Earnings based on the fair value of the award on the date of grant. In accordance with the 2007 Plan and 2018 Plan, the Company’s stock-based compensation consists of the following:
Stock Options: Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant. Stock options are generally issued under a graded vesting schedule, meaning that they vest ratably over four years, and have a term of 10 years. A portion of the stock options granted in fiscal year 2018 have a cliff vesting schedule meaning that they fully vest in four years from the grant date and have a term of 10 years. Compensation expense for stock options under a graded vesting schedule is recognized over the requisite service period for each separately vesting portion of the stock option award. Compensation expense for stock options under a cliff vesting schedule is recognized equally over the vesting period of four years with 25 percent of the cost recognized over each 12 months period net of estimated forfeitures.
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
The activity related to the Company’s incentive equity awards for the fiscal years ended June 30, 2019, 2018 and 2017 consisted of the following:

	Stock Options		Time-based RSUs		Performance-based RSUs
	Number of Options	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balances at July 1, 2016	7,059,067	$32.57	1,202,896	$44.34	468,516	$47.15
Granted	568,465	67.15	531,301	64.38	225,731	64.52
Exercised (a)	(2,384,449)	25.44	—	—	—	—
Vesting of RSUs (b)	—	—	(586,617)	40.00	(171,082)	38.50
Expired/forfeited	(105,442)	36.13	(72,987)	53.74	(52,303)	50.38
Balances at June 30, 2017	5,137,641	$39.63	1,074,593	$55.98	470,862	$58.26
Granted	1,079,442	93.42	456,217	78.86	198,485	76.71
Exercised (a)	(1,654,877)	31.09	—	—	—	—
Vesting of RSUs (b)	—	—	(463,561)	52.86	(150,068)	52.96
Expired/forfeited	(83,918)	42.89	(84,850)	60.18	(123,590)	43.00
Balances at June 30, 2018	4,478,288	$55.69	982,399	$67.72	395,689	$74.29
Granted	528,978	98.72	360,147	121.11	133,213	116.53
Exercised (a)	(784,372)	39.94	—	—	—	—
Vesting of RSUs (b)	—	—	(430,270)	63.97	(198,420)	64.50
Expired/forfeited	(21,280)	94.14	(92,977)	76.57	(4,705)	80.57
Balances at June 30, 2019 (c)	4,201,614	$63.85	819,299	$92.15	325,777	$97.43

(a)	Stock options exercised during the fiscal years ended June 30, 2019, 2018 and 2017 had intrinsic values of $65.8 million, $116.3 million and $104.7 million, respectively.

(b)
Time-based RSUs that vested during the fiscal years ended June 30, 2019, 2018 and 2017 had a total fair value of $45.4 million, $50.6 million and $39.8 million, respectively. Performance-based RSUs that vested during the fiscal years ended June 30, 2019, 2018 and 2017 had a total fair value of $21.7 million, $19.1 million and $11.6 million, respectively.

(c)
As of June 30, 2019, the Company’s outstanding stock options using the fiscal year-end share price of $127.68 had an aggregate intrinsic value of $268.2 million. As of June 30, 2019, the Company’s outstanding “in the money” vested stock options using the fiscal year-end share price of $127.68 had an aggregate intrinsic value of $195.8 million. As of June 30, 2019, time-based RSUs and performance-based RSUs expected to vest using the fiscal year-end share price of $127.68 (approximately 0.8 million and 0.3 million shares, respectively) had an aggregate intrinsic value of $100.1 million and $39.8 million, respectively. Performance-based RSUs granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.

The tables below summarize information regarding the Company’s outstanding and exercisable stock options as of June 30, 2019:

	Outstanding Options
	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions) (a)
Range of Exercise Prices
$0.01 to $35.00	607,688	2.90	$23.08
$35.01 to $50.00	580,519	4.51	$37.56
$50.01 to $65.00	952,544	6.09	$52.40
$65.01 to $80.00	488,967	7.54	$67.32
$80.01 to $95.00	1,044,179	8.52	$93.40
$95.01 to $110.00	527,717	9.59	$98.72
	4,201,614	6.62	$63.85	$268.2

	Exercisable Options
Range of Exercise Prices	Options Exercisable	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions) (a)
$0.01 to $35.00	607,688	2.90	$23.08
$35.01 to $50.00	580,519	4.51	$37.56
$50.01 to $65.00	808,864	6.01	$52.48
$65.01 to $80.00	225,463	7.53	$67.32
$80.01 to $95.00	141,699	8.33	$92.46
$95.01 to $110.00	23,447	9.37	$107.52
	2,387,680	5.17	$45.68	$195.8

(a) Calculated using the closing stock price on the last trading day of fiscal year 2019 of $127.68, less the option exercise price, multiplied by the number of instruments.
Stock-based compensation expense of $58.4 million, $55.1 million, and $46.1 million was recognized in the Consolidated Statements of Earnings for the fiscal years ended June 30, 2019, 2018 and 2017, respectively, as well as related tax benefits of $13.5 million, $15.7 million, and $15.9 million, respectively.
As of June 30, 2019, the total remaining unrecognized compensation cost related to non-vested stock options and RSU awards amounted to $17.1 million and $48.9 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.8 years and 1.6 years, respectively.
In April 2013, the Company began reissuing treasury stock to satisfy stock option exercises and issuances under the Company’s RSU awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs. The Company repurchased 3.2 million shares in fiscal year 2019 under our share repurchase program as compared to 2.2 million shares repurchased in fiscal year 2018, which excludes shares withheld by the Company to cover payroll taxes on the vesting of RSU awards, which are also accounted for as treasury stock. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table presents the assumptions used to determine the fair values of the stock option grants using the Binomial options pricing model during the fiscal years ended June 30, 2019, 2018 and 2017:

	Fiscal Year Ended June 30, 2019	Fiscal Year Ended June 30, 2018	Fiscal Year Ended June 30, 2017
Graded Vesting
Risk-free interest rate	2.5%	2.7%	2.1%
Dividend yield	2.0%	1.6%	2.0%
Weighted-average volatility factor	26.0%	23.8%	23.1%
Weighted-average expected life (in years)	5.9	6.5	6.5
Weighted-average fair value (in dollars)	$22.12	$22.16	$13.74

Fiscal Year Ended June 30, 2018
Cliff Vesting
Risk-free interest rate	2.7%
Dividend yield	1.6%
Weighted-average volatility factor	23.8%
Weighted-average expected life (in years)	6.0
Weighted-average fair value (in dollars)	$21.65

NOTE 14.	EMPLOYEE BENEFIT PLANS
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
The costs recorded by the Company for these plans were:

	Years ended June 30,
	2019	2018	2017
	(in millions)
401(k) savings plan	$35.5	$34.4	$35.2
ERSP	2.3	1.9	1.8
Total	$37.8	$36.3	$37.0

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

The amounts charged to expense by the Company for these plans were:

	Years ended June 30,
	2019	2018	2017
	(in millions)
SORP	$3.9	$4.3	$3.6
SERP	0.5	0.6	0.7
Total	$4.4	$4.9	$4.3

The benefit obligation to the Company under these plans at June 30, 2019, 2018 and 2017 was:

	Years ended June 30,
	2019	2018	2017
	(in millions)
SORP	$45.5	$38.3	$35.4
SERP	5.4	4.5	4.3
Total	$50.8	$42.8	$39.7

C. Other Post-retirement Benefit Plan. The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The plan is currently unfunded.
The amounts charged to expense by the Company for this plan were:

	Years ended June 30,
	2019	2018	2017
	(in millions)
Executive Retiree Health Insurance Plan	$0.5	$0.4	$0.3

The benefit obligation to the Company under this plan at June 30, 2019, 2018 and 2017 was:

	Years ended June 30,
	2019	2018	2017
	(in millions)
Executive Retiree Health Insurance Plan	$5.2	$5.3	$4.9

D. Other Post-employment Benefit Obligations. The Company sponsors a post-employment plan (the “Gratuity Plan”) covering all employees in India who are eligible under the terms of their employment. The Gratuity Plan is required by local law and provides a lump sum payment to vested employees upon retirement, death, incapacitation, or termination of employment based on the respective employee’s salary and the tenure of employment. The Gratuity Plan is currently unfunded.
The amounts charged to expense by the Company for this plan were:

	Years ended June 30,
	2019	2018	2017
	(in millions)
The Gratuity Plan	$1.3	$1.0	$1.3

The benefit obligation to the Company under this plan at June 30, 2019, 2018 and 2017 was:

	Years ended June 30,
	2019	2018	2017
	(in millions)
The Gratuity Plan	$5.8	$5.0	$4.1

NOTE 15.	INCOME TAXES
Earnings before income taxes shown below are based on the geographic location to which such earnings are attributable.

	Years Ended June 30,
	2019	2018	2017
	(in millions)
Earnings before income taxes:
U.S.	$526.4	$450.0	$398.6
Foreign	80.8	111.1	89.5
Total	$607.3	$561.0	$488.1

The Provision for income taxes consists of the following components:

	Years Ended June 30,
	2019	2018	2017
	(in millions)
Current:
U.S. Domestic	$88.8	$89.4	$138.2
Foreign	24.7	43.4	24.8
State	15.1	9.6	13.0
Total current	128.7	142.4	176.0
Deferred:
U.S. Domestic	2.2	(13.6)	(7.9)
Foreign	(2.8)	4.9	(4.2)
State	(2.9)	(0.6)	(2.5)
Total deferred	(3.5)	(9.3)	(14.7)
Total Provision for income taxes	$125.2	$133.1	$161.4

	Years Ended June 30,
	2019	%	2018	%	2017	%
	(in millions)
Provision for income taxes at U.S. statutory rate	$127.5	21.0	$157.4	28.1	$170.8	35.0
Increase (decrease) in Provision for income taxes from:
State taxes, net of federal tax	12.0	2.0	9.4	1.7	6.7	1.4
Foreign tax differential	3.8	0.6	(2.4)	(0.4)	(6.9)	(1.4)
Valuation allowances	0.4	0.1	(5.0)	(0.9)	(0.6)	(0.1)
Non-taxable investment gain	—	—	—	—	(3.3)	(0.7)
Stock-based compensation - ETB	(19.3)	(3.2)	(40.9)	(7.3)	—	—
Tax Act Items	(0.5)	(0.1)	15.4	2.7	—	—
Other	1.3	0.2	(0.8)	(0.1)	(5.3)	(1.1)
Total Provision for income taxes	$125.2	20.6	$133.1	23.7	$161.4	33.1

The Provision for income taxes and effective tax rates for the fiscal year ended June 30, 2019 were $125.2 million and 20.6%, compared to $133.1 million and 23.7%, for the fiscal year ended June 30, 2018, respectively. The decrease in the effective tax rate for the fiscal year ended June 30, 2019 compared to the fiscal year ended June 30, 2018 is primarily due to a reduced statutory U.S. federal tax rate as well as a prior period net tax charge relating to the enactment of the Tax Act, partially offset by the recognition of lower ETB attributable to stock-based compensation compared to the ETB recognized in fiscal year ended June 30, 2018. In the fiscal year ending June 30, 2019, the Company’s federal corporate statutory income tax rate was 21.0% compared to a blended tax rate of 28.1% for the prior fiscal year. In addition, notwithstanding the reduction in the federal corporate statutory income tax rate for the fiscal year ended June 30, 2018, the Tax Act required the Company to accrue a transition tax on earnings of certain foreign subsidiaries at December 31, 2017, and which in turn led to the accrual of applicable foreign withholding taxes to repatriate such earnings subject to the transition tax. At June 30, 2018 the Company estimated the transition tax and applicable foreign withholding taxes to be approximately $30.8 million, partially offset by a benefit of approximately $15.3 million relating to the remeasurement of the Company’s net deferred tax liabilities. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provided the Company with up to one year to finalize accounting for the impacts of the Tax Act. Under SAB 118, the Company finalized the prior year estimate of the transition tax and applicable withholding taxes and recognized a tax benefit of approximately $0.5 million in the fiscal year ended June 30, 2019. In addition to the lower corporate tax rate, the Tax Act introduced two new federal tax provisions relating to foreign source earnings, (i) a minimum tax on global intangible low-tax income (“GILTI”) and (ii) a deduction for foreign-derived intangible income (“FDII”). Both provisions were effective beginning with the fiscal year ended June 30, 2019, and on a net basis generated a tax benefit of approximately $1.8 million.
The Provision for income taxes and effective tax rates for the fiscal year ended June 30, 2018 were $133.1 million and 23.7%, compared to $161.4 million and 33.1%, for the fiscal year ended June 30, 2017, respectively. The effective tax for the fiscal year ended June 30, 2018 was impacted by the recognition of a $40.9 million of ETB attributable to stock-based compensation as well as a reduced U.S. federal tax rate, partially offset by $15.4 million of net tax charges relating to the December 22, 2017 enactment of the Tax Act.
As of June 30, 2019, the Company had approximately $496.8 million of accumulated earnings and profits attributable to foreign subsidiaries. The Company considers $221.7 million of accumulated earnings attributable to foreign subsidiaries to be permanently reinvested outside the U.S. and has not determined the cost to repatriate such earnings since it is not practicable to calculate the amount of income taxes payable in the event all such foreign earnings are repatriated. The Company does not consider the remaining $275.1 million of accumulated earnings to be permanently reinvested outside the U.S. Under SAB 118, the Company has provisionally accrued approximately $11.6 million of foreign withholding taxes and $0.6 million of state income taxes attributable to such earnings.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2019 and 2018 were as follows:

	June 30,
	2019	2018
	(in millions)
Classification:
Long-term deferred tax assets (included in Other non-current assets)	5.5	9.2
Long-term deferred tax liabilities	(86.7)	(57.9)
Net deferred tax liabilities	$(81.3)	$(48.8)
Components:
Deferred tax assets:
Accrued expenses not currently deductible	$3.2	$3.5
Depreciation	—	2.2
Compensation and benefits not currently deductible	57.6	51.7
Net operating and capital losses	11.1	12.1
Tax credits	7.5	5.2
Other	6.1	6.6
Total deferred tax assets	85.6	81.3
Less: Valuation allowances	(3.3)	(3.8)
Deferred tax assets, net	82.2	77.6
Deferred tax liabilities:
Goodwill and identifiable intangibles	100.9	93.4
Depreciation	10.1	—
Net deferred expenses	33.6	15.5
Unremitted earnings	12.2	11.1
Other	6.8	6.2
Deferred tax liabilities	163.5	126.3
Net deferred tax liabilities	$(81.3)	$(48.8)

The Company has estimated foreign net operating loss carryforwards of approximately $9.5 million as of June 30, 2019 of which $1.5 million expires in 2020 through 2028 and of which $8.0 million has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $18.6 million, which expire in 2019 through 2030.
Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $3.3 million and $3.8 million at June 30, 2019 and 2018, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income require significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.
In the next twelve months, the Company does not expect a material change to its net reserve balance for unrecognized tax benefits.

The following table summarizes the activity related to the Company’s gross unrecognized tax positions:

	Fiscal Year Ended June 30,
	2019	2018	2017
	(in millions)
Beginning balance	$22.8	$18.7	$18.2
Gross increase related to prior period tax positions	17.3	3.5	0.6
Gross increase related to current period tax positions	2.8	3.0	2.7
Gross decrease related to prior period tax positions	(2.6)	(2.4)	(2.8)
Ending balance	$40.2	$22.8	$18.7

As of June 30, 2019, 2018 and 2017, the net reserve for unrecognized tax positions recorded by the Company that is included in the preceding table of gross unrecognized tax positions was $33.4 million, $19.4 million, and $13.4 million respectively, and if reversed in full, would favorably affect the effective tax rate by these amounts, respectively.
The $2.6 million, $2.4 million and $2.8 million gross decreases in fiscal years 2019, 2018 and 2017, respectively, for prior period tax positions related to certain tax audit settlements and certain state, federal and foreign statute of limitation expirations.
During the fiscal year ended June 30, 2019, the Company adjusted accrued interest by approximately $(0.1) million and recognized a total liability for interest on unrecognized tax positions of $3.6 million; in the fiscal year ended June 30, 2018, the Company adjusted accrued interest by approximately $0.5 million and recognized a total liability of $3.7 million for interest on unrecognized tax positions; in the fiscal year ended June 30, 2017 the Company adjusted accrued interest by approximately $(0.2) million and recognized a total liability of $3.2 million for interest on unrecognized tax positions.
The Company is regularly subject to examination of its income tax returns by U.S. Federal, state and foreign income tax authorities. The tax years that are currently open and could be subject to income tax audits for U.S. federal and most state and local jurisdictions are fiscal years ending June 30, 2013 through June 30, 2019, and for Canadian operations that could be subject to audit in Canada, fiscal years ending June 30, 2014 through June 30, 2019. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements.

NOTE 16.	CONTRACTUAL COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of the data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at June 30, 2019 are $290.8 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at June 30, 2019 are $20.4 million through fiscal year 2024, the final year of the contract.

The following table summarizes the respective total annual expenses related to these agreements:

	Years ended June 30,
	2019	2018	2017
	(in millions)
IT Services Agreement	$100.0	$101.2	$99.3
EU IT Services Agreement	6.1	6.3	5.5
Total expenses	$106.1	$107.5	$104.8

The following table summarizes the capitalized costs related to these agreements as of June 30, 2019:

	IT Services Agreement	EU IT Services Agreement	Total
	(in millions)
Capitalized costs, beginning balance	$62.3	$5.2	$67.5
Capitalized costs incurred	—	—	—
Impact of foreign currency exchange	—	(0.2)	(0.2)
Total capitalized costs, ending balance	62.3	5.0	67.3
Total accumulated amortization	(35.8)	(2.5)	(38.3)
Net Deferred IBM Costs	$26.5	$2.5	$29.0

The following table summarizes the respective total annual amortization expense of capitalized costs related to these agreements:

	Years ended June 30,
	2019	2018	2017
	(in millions)
IT Services Agreement	$5.3	$5.3	$4.6
EU IT Services Agreement	0.5	0.5	0.4
Total expenses	$5.8	$5.8	$5.0

Investments
The Company contributed $3.5 million and $5.3 million to an equity method investment during the fiscal years ended June 30, 2019 and 2018, respectively, and has a remaining commitment of $1.5 million to fund this investment at June 30, 2019. At June 30, 2019, the Company also has a future commitment to fund $4.3 million to one of the Company’s investees.
Contractual Obligations
The Company has obligations under the IT Services Agreement, the EU IT Services Agreement, and related software maintenance agreements, various facilities and equipment leases, software license agreements, and software/hardware maintenance agreements.
The following table summarizes the total expenses related to these agreements:

	Years ended June 30,
	2019	2018	2017
	(in millions)
Data center expenses	$106.1	$107.5	$104.8
Facilities and equipment leases	49.0	50.4	50.3
Software license agreements	37.3	33.7	32.0
Software/hardware maintenance agreements	65.0	63.5	63.2
Total expenses	$257.4	$255.0	$250.3

The minimum commitments under these obligations at June 30, 2019 are as follows, which includes the aforementioned IT Services Agreement and EU IT Services Agreement:

Years Ending June 30,	(in millions)
2020	$117.6
2021	111.1
2022	102.5
2023	96.4
2024	91.4
Thereafter	204.4
Total	$723.5

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
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of June 30, 2019 and 2018.
In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect wholly-owned subsidiary, which is a broker-dealer registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At June 30, 2019, BBPO was in compliance with this capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires BBPO to maintain a minimum net capital amount. At June 30, 2019, BBPO was in compliance with this capital requirement.
In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At June 30, 2019, Matrix Trust Company was in compliance with its capital requirements.

NOTE 17.     CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss):

	Foreign Currency Translation	Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2016	$(31.9)	$1.3	$(7.6)	$(38.2)
Other comprehensive income/(loss) before reclassifications	(17.0)	1.0	(2.2)	(18.2)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.6	0.6
Balances at June 30, 2017	$(48.9)	$2.3	$(9.2)	$(55.8)
Other comprehensive income/(loss) before reclassifications	5.7	1.1	(0.1)	6.7
Amounts reclassified from accumulated other comprehensive income/(loss)	—	(3.7)	1.0	(2.7)
Balances at June 30, 2018	$(43.2)	$(0.4)	$(8.3)	$(51.9)
Cumulative effect of changes in accounting principle (a)	—	0.4	(1.9)	(1.5)
Other comprehensive income/(loss) before reclassifications	(15.0)	—	(3.6)	(18.7)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.9	0.9
Balances at June 30, 2019	$(58.3)	$—	$(12.9)	$(71.2)

___________

(a)	Reflects the adoption of accounting standards as described in Note 2, “Summary of Significant Accounting Policies.”

NOTE 18.	FINANCIAL DATA BY SEGMENT
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

	Investor Communication Solutions	Global Technology and Operations	Other	Foreign Currency Exchange	Total
	(in millions)
Year ended June 30, 2019
Revenues	$3,511.1	$953.5	$—	$(102.4)	$4,362.2
Earnings (loss) before income taxes	508.4	210.3	(130.9)	19.4	607.3
Assets	2,169.5	1,409.6	301.6	—	3,880.7
Capital expenditures	34.9	6.1	9.6	—	50.6
Depreciation and amortization	54.9	11.3	19.0	—	85.2
Amortization of acquired intangibles	73.5	13.4	0.5	—	87.4
Amortization of other assets	37.1	45.0	5.3	—	87.4
Year ended June 30, 2018
Revenues	$3,495.6	$911.6	$—	$(77.3)	$4,329.9
Earnings (loss) before income taxes	494.6	199.3	(151.4)	18.6	561.0
Assets	2,089.0	908.3	307.4	—	3,304.7
Capital expenditures	39.2	28.6	8.8	—	76.7
Depreciation and amortization	52.2	10.8	19.1	—	82.1
Amortization of acquired intangibles	67.8	13.6	—	—	81.4
Amortization of other assets	12.6	30.6	5.3	—	48.5
Year ended June 30, 2017
Revenues	$3,398.6	$825.5	$—	$(81.5)	$4,142.6
Earnings (loss) before income taxes	428.2	162.5	(110.5)	8.1	488.1
Assets	1,931.2	886.2	332.4	—	3,149.8
Capital expenditures	33.7	11.1	40.5	—	85.4
Depreciation and amortization	47.5	9.9	11.1	—	68.6
Amortization of acquired intangibles	60.8	11.8	—	—	72.6
Amortization of other assets	12.4	23.9	4.6	—	41.0

Revenues and assets by geographic area are as follows:

	United States	Canada	United Kingdom	Other	Total
	(in millions)
Year ended June 30, 2019
Revenues	$3,913.8	$279.5	$127.5	$41.4	$4,362.2
Assets	$2,870.2	$504.8	$277.0	$228.7	$3,880.7
Year ended June 30, 2018
Revenues	$3,907.2	$273.6	$118.7	$30.4	$4,329.9
Assets	$2,661.9	$216.7	$257.8	$168.3	$3,304.7
Year ended June 30, 2017
Revenues	$3,771.9	$251.4	$92.1	$27.3	$4,142.6
Assets	$2,579.1	$237.9	$238.1	$94.7	$3,149.8

NOTE 19.	QUARTERLY FINANCIAL RESULTS (UNAUDITED)
Summarized quarterly results of operations for the fiscal years ended June 30, 2019 and 2018 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Total
	(in millions, except per share amounts)
Year ended June 30, 2019
Revenues	$972.8	$953.4	$1,224.8	$1,211.2	$4,362.2
Gross profit	233.8	219.4	377.5	399.6	1,230.2
Operating income	100.1	78.2	233.6	240.8	652.7
Earnings before income taxes	89.3	64.3	223.6	230.0	607.3
Net earnings	76.7	49.9	172.2	183.2	482.1
Basic EPS	$0.66	$0.43	$1.49	$1.59	$4.16
Diluted EPS	$0.64	$0.42	$1.45	$1.55	$4.06
Year ended June 30, 2018
Revenues	$924.8	$1,012.8	$1,071.9	$1,320.4	$4,329.9
Gross profit	198.8	243.5	269.3	450.9	1,162.5
Operating income	85.2	115.9	130.8	266.2	598.1
Earnings before income taxes	74.3	103.5	125.2	258.0	561.0
Net earnings	49.9	62.1	109.1	206.9	427.9
Basic EPS	$0.43	$0.53	$0.93	$1.76	$3.66
Diluted EPS	$0.42	$0.52	$0.90	$1.72	$3.56

NOTE 20.     SUBSEQUENT EVENTS
On July 31, 2019, the Company’s Board of Directors increased the Company’s quarterly cash dividend by $0.055 per share to $0.540 per share, an increase in the expected annual dividend amount from $1.94 to $2.16 per share. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors, and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.

*    *    *    *    *    *     *

Broadridge Financial Solutions, Inc.
Schedule II—Valuation and Qualifying Accounts
($ in millions)

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Fiscal year ended June 30, 2019:
Allowance for doubtful accounts	$2.7	$1.1	$(1.2)	$2.6
Deferred tax valuation allowance	$3.8	$—	$(0.4)	$3.3
Fiscal year ended June 30, 2018:
Allowance for doubtful accounts	$3.7	$1.4	$(2.4)	$2.7
Deferred tax valuation allowance	$9.3	$—	$(5.5)	$3.8
Fiscal year ended June 30, 2017:
Allowance for doubtful accounts	$2.3	$2.3	$(0.9)	$3.7
Deferred tax valuation allowance	$9.8	$—	$(0.5)	$9.3

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
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
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, and Chief Financial Officer as of June 30, 2019, evaluated the effectiveness of our disclosure controls as defined in Rule 13a-15(e) under the Exchange Act. The President and Chief Executive Officer, and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2019 were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer, and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
Management has performed an assessment of the effectiveness of Broadridge’s internal control over financial reporting as of June 30, 2019 based upon criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that Broadridge’s internal control over financial reporting was effective as of June 30, 2019.
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

/s/ TIMOTHY C. GOKEY
Timothy C. Gokey
President and Chief Executive Officer

/s/ JAMES M. YOUNG
James M. Young
Vice President, Chief Financial Officer
Lake Success, New York
August 6, 2019

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III.

ITEM 10.	Directors, Executive Officers and Corporate Governance
We incorporate by reference the information responsive to this Item appearing in our definitive proxy statement to be filed within 120 days after the fiscal year ended June 30, 2019 (the “Proxy Statement”).

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
Date: August 6, 2019

BROADRIDGE FINANCIAL SOLUTIONS, INC.

By:	/s/ TIMOTHY C. GOKEY
Name:	Timothy C. Gokey
Title:	President and Chief Executive Officer
SIGNATURES AND POWERS OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Timothy C. Gokey and James M. Young, and each of them, the true and lawful attorneys‑in‑fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign in any and all capacities (including, without limitation, the capacities listed below), any and all amendments to the Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys‑in‑fact and agents, and each of them, full power and authority to do and perform each and every act and anything necessary to be done to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys‑in‑fact and agents, or any of them, or their or his or her substitute, or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY C. GOKEY	President, Chief Executive Officer and Director (Principal Executive Officer)	August 6, 2019
Timothy C. Gokey

/s/ JAMES M. YOUNG	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	August 6, 2019
James M. Young

/s/ RICHARD J. DALY	Executive Chairman of the Board of Directors	August 6, 2019
Richard J. Daly

/S/ LESLIE A. BRUN	Lead Independent Director	August 6, 2019
Leslie A. Brun

/S/ PAMELA L. CARTER	Director	August 6, 2019
Pamela L. Carter

/S/ ROBERT N. DUELKS	Director	August 6, 2019
Robert N. Duelks

/S/ BRETT A. KELLER	Director	August 6, 2019
Brett A. Keller

/S/ STUART R. LEVINE	Director	August 6, 2019
Stuart R. Levine

/S/ MAURA A. MARKUS	Director	August 6, 2019
Maura A. Markus

/S/ THOMAS J. PERNA	Director	August 6, 2019
Thomas J. Perna

/S/ ALAN J. WEBER	Director	August 6, 2019
Alan J. Weber

/S/ AMIT ZAVERY	Director	August 6, 2019
Amit Zavery

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)

3.1	Certificate of Incorporation of Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 2, 2007).

3.2	Amended and Restated By-laws of Broadridge Financial Solutions, Inc. amended as of August 6, 2019 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 6, 2019).

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

4.3	Form of Broadridge Financial Solutions, Inc. 3.950% Senior Note due 2020 (included in Exhibit 4.2 to Form 8-K filed on August 21, 2013 and incorporated by reference).

4.4
Third Supplemental Indenture dated June 27, 2016 by and among Broadridge Financial Solutions, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 27, 2016).

4.5	Form of Broadridge Financial Solutions, Inc. 3.400% Senior Note due 2026 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 27, 2016).

4.6	Description of Securities.

10.1	Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.6 to Form 8-K filed on April 2, 2007).

10.2
Amendment No. 1 to the Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.26 to Form 10-K/A filed on October 27, 2010).

10.3	Change in Control Enhancement Agreement for Richard J. Daly (incorporated by reference to Exhibit 10.8 to Form 8-K filed on April 2, 2007).

10.4	Amendment No. 1 to Change in Control Enhancement Agreement for Richard J. Daly (incorporated by reference to Exhibit 10.28 to Form 10-K/A filed on October 27, 2010).

10.5
Amendment No. 2, dated September 19, 2013, to the Change in Control Enhancement Agreement, dated as of March 29, 2007 and amended effective December 31, 2008, between Broadridge Financial Solutions, Inc. and Richard J. Daly (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2013).

10.6	Officer Severance Plan dated September 16, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2011).

10.7	Amended and Restated Supplemental Officers Retirement Plan (“SORP”) (incorporated by reference to Exhibit 10.27 to Form 10-K/A filed on October 27, 2010).

10.8	Amendment to the Broadridge Financial Solutions, Inc. SORP, effective February 2, 2017 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 10, 2017).

10.9
Broadridge Financial Solutions, Inc. Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2019) (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 14, 2018).

10.10
Information Technology Services Agreement, dated as of March 31, 2010, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 10, 2010). (2)

Exhibit Number	Description of Exhibit (1)
10.11
Amendment No. 1 to the Information Technology Services Agreement, dated as of June 25, 2010, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.24 to Form 10-K filed on August 12, 2010). (2)

10.12
Amendment No. 3 to the Information Technology Services Agreement, dated as of April 15, 2011, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.33 to Form 10-K filed on August 12, 2011).

10.13
Amendment No. 5 to the Information Technology Services Agreement, dated as of June 11, 2011, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.34 to Form 10-K filed on August 12, 2011). (2)

10.14
Amendment No. 7 to the Information Technology Services Agreement, dated October 10, 2011, by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed February 7, 2012). (2)

10.15
Amendment No. 12 to the Information Technology Services Agreement, dated as of March 31, 2015, by and between International Business Machines Corporation and Broadridge Financial Solutions Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 8, 2015).

10.16
Broadridge Financial Solutions, Inc. Executive Deferred Compensation Plan (“EDCP”) (Amended and Restated effective June 15, 2011) (incorporated by reference to Exhibit 10.32 to Form 10-K filed on August 12, 2011).

10.17	Amendment to the Broadridge EDCP, adopted August 1, 2014, effective December 31, 2014 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 6, 2014).

10.18	Broadridge Financial Solutions, Inc. Supplemental Executive Retirement Plan (“SERP”) (incorporated by reference to Exhibit 10.31 to Form 10-K/A filed on October 27, 2010).

10.19	Amendment to the Broadridge Financial Solutions, Inc. SERP, effective February 2, 2017 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 10, 2017).

10.20	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan, Amended and Restated effective November 14, 2013 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 15, 2013).

10.21
Amendment to the Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (Amended and Restated effective November 14, 2013), effective February 6, 2018 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 8, 2018).

10.22	Broadridge Financial Solutions, Inc. 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 13, 2018).

10.23	Executive Officer Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 14, 2018).

10.24
Amended and Restated Credit Agreement, dated as of March 18, 2019, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 18, 2019).

10.25	Amended and Restated Executive Retirement and Savings Plan, effective January 1, 2019.

14.1	Code of Ethics for the Company’s Principal Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 99.1 to Form 8-K filed on August 8, 2007).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description of Exhibit (1)
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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of earnings for the fiscal years ended June 30, 2019, 2018 and 2017, (ii) consolidated statements of comprehensive income for the fiscal years ended June 30, 2019, 2018 and 2017, (iii) consolidated balance sheets as of June 30, 2019 and 2018, (iv) consolidated statements of cash flows for the fiscal years ended June 30, 2019, 2018 and 2017, (v) consolidated statements of stockholders’ equity for the fiscal years ended June 30, 2019, 2018 and 2017, and (vi) the notes to the Consolidated Financial Statements.

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