Form 10-Q
period 2019-09-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2019-11-06
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 31, 2019, was 114,646,129 shares.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended September 30,
		2019	2018
Revenues	(Note 3)	$948.6	$972.8
Operating expenses:
Cost of revenues		727.5	739.0
Selling, general and administrative expenses		148.0	133.7
Total operating expenses		875.4	872.7
Operating income		73.1	100.1
Interest expense, net	(Note 5)	(13.1)	(9.6)
Other non-operating income (expenses), net		3.8	(1.2)
Earnings before income taxes		63.8	89.3
Provision for income taxes	(Note 14)	7.9	12.6
Net earnings		$55.9	$76.7

Basic earnings per share		$0.49	$0.66
Diluted earnings per share		$0.48	$0.64

Weighted-average shares outstanding:
Basic	(Note 4)	114.4	116.4
Diluted	(Note 4)	117.1	119.7

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2019	2018
Net earnings	$55.9	$76.7
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(8.7)	(10.1)
Pension and post-retirement liability adjustment, net of taxes of $(0.1) and $0.0 for the three months ended September 30, 2019 and 2018, respectively	0.4	—
Total other comprehensive income (loss), net	(8.3)	(10.1)
Comprehensive income	$47.6	$66.7

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		September 30, 2019	June 30, 2019
Assets
Current assets:
Cash and cash equivalents		$358.3	$273.2
Accounts receivable, net of allowance for doubtful accounts of $2.1 and $2.6, respectively		600.7	664.0
Other current assets		136.2	105.2
Total current assets		1,095.1	1,042.3
Property, plant and equipment, net		186.2	189.0
Goodwill		1,495.1	1,500.0
Intangible assets, net		546.8	556.2
Other non-current assets	(Note 9)	896.9	593.1
Total assets		$4,220.1	$3,880.7
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	(Note 11)	$399.4	$—
Payables and accrued expenses	(Note 10)	547.9	711.7
Contract liabilities		93.5	90.9
Total current liabilities		1,040.9	802.6
Long-term debt	(Note 11)	1,368.8	1,470.4
Deferred taxes		96.0	86.7
Contract liabilities		154.7	160.7
Other non-current liabilities	(Note 12)	416.3	232.8
Total liabilities		3,076.6	2,753.2
Commitments and contingencies	(Note 15)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 114.6 and 114.3 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,131.1	1,109.3
Retained earnings		2,082.0	2,087.7
Treasury stock, at cost: 39.8 and 40.2 shares, respectively		(1,991.6)	(1,999.8)
Accumulated other comprehensive loss	(Note 16)	(79.5)	(71.2)
Total stockholders’ equity		1,143.4	1,127.5
Total liabilities and stockholders’ equity		$4,220.1	$3,880.7

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net earnings	$55.9	$76.7
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization	20.5	21.2
Amortization of acquired intangibles and purchased intellectual property	28.1	21.9
Amortization of other assets	22.8	21.6
Stock-based compensation expense	11.8	10.7
Deferred income taxes	7.5	(1.4)
Other	(11.0)	(5.4)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Decrease (increase) in Accounts receivable, net	63.8	(1.0)
Increase in Other current assets	(33.4)	(4.6)
Decrease in Payables and accrued expenses	(190.5)	(199.3)
Increase (decrease) in Contract liabilities	3.1	(4.0)
Non-current assets and liabilities:
Increase in Other non-current assets	(74.4)	(45.6)
Increase in Other non-current liabilities	9.4	13.6
Net cash flows used in operating activities	(86.4)	(95.5)
Cash Flows From Investing Activities
Capital expenditures	(14.1)	(8.7)
Software purchases and capitalized internal use software	(6.2)	(6.8)
Acquisitions, net of cash acquired	(48.1)	—
Other investing activities	(17.9)	(0.8)
Net cash flows used in investing activities	(86.3)	(16.3)
Cash Flows From Financing Activities
Debt proceeds	337.5	120.0
Debt repayments	(40.0)	(30.0)
Dividends paid	(55.4)	(42.5)
Purchases of Treasury stock	—	(1.1)
Proceeds from exercise of stock options	18.5	7.6
Other financing activities	(2.5)	0.1
Net cash flows provided by financing activities	258.1	54.2
Effect of exchange rate changes on Cash and cash equivalents	(0.2)	(1.6)
Net change in Cash and cash equivalents	85.1	(59.3)
Cash and cash equivalents, beginning of period	273.2	263.9
Cash and cash equivalents, end of period	$358.3	$204.7
Supplemental disclosure of cash flow information:
Cash payments made for interest	$13.6	$9.5
Cash payments made for income taxes, net of refunds	$41.5	$30.2
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$8.7	$1.9

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2019	154.5	$1.6	$1,109.3	$2,087.7	$(1,999.8)	$(71.2)	$1,127.5
Comprehensive income (loss)	—	—	—	55.9	—	(8.3)	47.6
Cumulative effect of change in accounting principles (a)	—	—	—	0.2	—	—	0.2
Stock option exercises	—	—	18.2	—	—	—	18.2
Stock-based compensation	—	—	11.7	—	—	—	11.7
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	—	—	—
Treasury stock reissued (0.4 shares)	—	—	(8.2)	—	8.2	—	—
Common stock dividends ($0.54 per share)	—	—	—	(61.8)	—	—	(61.8)
Balances, September 30, 2019	154.5	$1.6	$1,131.1	$2,082.0	$(1,991.6)	$(79.5)	$1,143.4

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2018	154.5	$1.6	$1,048.5	$1,727.0	$(1,630.8)	$(51.9)	$1,094.3
Comprehensive income (loss)	—	—	—	76.7	—	(10.1)	66.7
Cumulative effect of changes in accounting principles (b)	—	—	—	102.8	—	(1.5)	101.3
Stock option exercises	—	—	18.6	—	—	—	18.6
Stock-based compensation	—	—	10.7	—	—	—	10.7
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(1.1)	—	(1.1)
Treasury stock reissued (0.4 shares)	—	—	(8.6)	—	8.6	—	—
Common stock dividends ($0.485 per share)	—	—	—	(56.5)	—	—	(56.5)
Balances, September 30, 2018	154.5	$1.6	$1,069.1	$1,850.0	$(1,623.2)	$(63.5)	$1,234.0

____________
(a)Reflects the adoption of accounting standards as described in Note 2, “Summary of Significant Accounting Policies.”
(b)Primarily reflects the adoption of accounting standards as described in Note 3, “Revenue Recognition.”
Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation and a part of the S&P 500® Index, is a global financial technology leader providing investor communications and technology-driven solutions to banks, broker-dealers, asset and wealth managers and corporate issuers. Broadridge’s services include investor communications, securities processing, data and analytics, and customer communications solutions. Broadridge serves a large and diverse client base across four client groups: banks/broker-dealers, asset management firms/mutual funds, wealth management firms and corporate issuers. For capital markets firms, Broadridge helps clients lower costs and improve the effectiveness of their trade and account processing operations with support for their front-, middle- and back-office operations, and their administration, finance, risk and compliance requirements. Broadridge serves asset management firms by meeting their critical needs for shareholder communications and by providing investment operations technology to support their investment decisions. For wealth management clients, Broadridge provides an integrated platform with tools that create a better investor experience, while also delivering a more streamlined, efficient, and effective advisory servicing process. For Broadridge’s corporate issuer clients, Broadridge helps manage every aspect of their shareholder communications, including registered and beneficial proxy processing, annual meeting support, transfer agency services and financial disclosure document creation, management and United States of America (“U.S.”) Securities and Exchange Commission (the “SEC”) filing services.
The Company operates in two reportable segments: Investor Communication Solutions (“ICS”) and Global Technology and Operations (“GTO”).
•Investor Communication Solutions—Broadridge provides governance and communications solutions through its Investor Communication Solutions business segment to the following financial services clients: banks/broker-dealers, asset management firms/mutual funds, wealth management firms and corporate issuers. In addition to financial services firms, Broadridge’s Customer Communications business also serves companies in the healthcare, insurance, consumer finance, telecommunications, utilities, and other service industries.
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
•Global Technology and Operations—Broadridge is a leading global provider of securities processing solutions for capital markets, wealth management, and asset management firms. Broadridge offers advanced solutions that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, margin, cash management, clearance and settlement, asset servicing, reference data management, reconciliations, securities financing and collateral optimization, compliance and regulatory reporting, and accounting.
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
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with SEC requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed on August 6, 2019 with the SEC. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at September 30, 2019 and June 30, 2019, the results of its operations for the three months ended September 30, 2019 and 2018, its cash flows for the three months ended September 30, 2019 and 2018, and its changes in stockholders’ equity for the three months ended September 30, 2019 and 2018. Certain prior period amounts have been reclassified to conform to the current year presentation where applicable, except as it relates to Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02 “Leases” (“ASU No. 2016-02”) and its related amendments, as described further below.
Effective July 1, 2019, the Company adopted ASU No. 2016-02, as amended by recognizing a right-of-use (“ROU”) asset and corresponding lease liability, along with a cumulative-effect adjustment to the opening balance of retained earnings, in the period of adoption. Under this method of adoption, the Company has not restated the prior period Condensed Consolidated Financial Statements presented to the current period presentation. Additional information about the impact of the Company's adoption of ASU No. 2016-02, as amended, is included in Note 2, “New Accounting Pronouncements” and Note 8, “Leases.”
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

D. Use of Estimates. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes thereto. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions and judgment that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. The use of estimates in specific accounting policies is described further in the notes to the Condensed Consolidated Financial Statements, as appropriate.
E. Subsequent Events. Refer to Note 18, “Subsequent Events” for a description of the Company’s subsequent events.
NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, as subsequently amended by ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” and ASU No. 2018-20, “Leases (Topic 842): Narrow Scope Improvements for Lessors" (collectively referred to herein as "ASU No. 2016-02, as amended"). Under ASU No. 2016-02, as amended, all lease arrangements, with certain limited exceptions, exceeding a twelve-month term must now be recognized as assets and liabilities on the balance sheet of the lessee by recording a ROU asset and corresponding lease obligation generally equal to the present value of the future lease payments over the lease term. Further, the income statement will reflect lease expense for leases classified as operating and amortization/interest expense for leases classified as financing, determined using classification criteria substantially similar to the current lease guidance for distinguishing between an operating and capital lease. ASU No. 2016-02, as amended, also contains certain additional qualitative and quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. ASU No. 2016-02, as amended, is effective for the Company in the first quarter of fiscal year 2020 and can be adopted using either a modified retrospective basis which requires adjustment to all comparative periods presented in the consolidated financial statements, or by recognizing a cumulative-effect adjustment to the opening balance of retained earnings at the date of initial application.
Accordingly, in the first quarter of fiscal year 2020, the Company adopted ASU No. 2016-02, as amended, by recognizing a ROU asset and corresponding lease liability, along with a cumulative-effect adjustment to the opening balance of retained earnings, in the period of adoption. Under this method of adoption, the Company has not restated the prior period Condensed Consolidated Financial Statements presented to the current period presentation. The Company elected the transition package of three practical expedients permitted under the transition guidance in ASU No. 2016-02, as amended, to not reassess prior conclusions related to whether (i) a contract contains a lease, (ii) the classification of an existing lease, and (iii) the accounting for initial direct costs. The Company also elected accounting policies to (i) not separate the non-lease components of a contract from the lease component to which they relate, and (ii) not recognize assets or liabilities for leases with a term of twelve months or less and no purchase option that the Company is reasonably certain of exercising.
On the Condensed Consolidated Balance Sheet as of July 1, 2019, the adoption of ASU No. 2016-02, as amended, resulted in the recognition of lease liabilities of $252.0 million and ROU assets of $235.4 million, which include the impact of existing deferred rents and tenant improvement allowances for operating leases, as well as a cumulative-effect adjustment to the opening balance of retained earnings of $0.2 million. The adoption of ASU No. 2016-02, as amended, did not have a material impact on the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Comprehensive Income, the Condensed Consolidated Statements of Cash Flows, or the Condensed Consolidated Statements of Stockholders’ Equity.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU No. 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements under GAAP for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU No. 2018-15 will be effective for the Company beginning in the first quarter of fiscal year 2021. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance. The Company is currently evaluating the impact of the pending adoption and associated option method of ASU No. 2018-15 on the Company’s Condensed Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses” (“ASU No. 2016-13”), which prescribes an impairment model for most financial instruments based on expected losses rather than incurred losses. Under this model, an estimate of expected credit losses over the contractual life of the instrument is to be recorded as of the end of a reporting period as an allowance to offset the amortized cost basis, resulting in a net presentation of the amount expected to be collected on the financial instrument. ASU No. 2016-13 is effective for the Company in the first quarter of fiscal year 2021. For most instruments, entities must apply the standard using a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact that the adoption of ASU No. 2016-13 will have on its Condensed Consolidated Financial Statements.
NOTE 3. REVENUE RECOGNITION
ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-09”) outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. The core principle is that an entity recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
The Company’s revenues from clients are primarily generated from fees for providing investor communications and technology-enabled services and solutions. Revenues are recognized for the two reportable segments as follows:
•Investor Communication Solutions—Revenues are generated primarily from processing and distributing investor communications and other related services as well as vote processing and tabulation. The Company typically enters into agreements with clients to provide services on a fee for service basis. Fees received for processing and distributing investor communications are generally variably priced and recognized as revenue over time as the Company provides the services to clients based on the number of units processed, which coincides with the pattern of value transfer to the client. Broadridge works directly with corporate issuers (“Issuers”) and mutual funds to ensure that the account holders of the Company’s bank and broker clients, who are also the shareholders of Issuers and mutual funds, receive the appropriate investor communications materials and that the services are fulfilled in accordance with each Issuer’s and mutual fund’s requirements. Broadridge works directly with the Issuers and mutual funds to resolve any issues that may arise. As such, Issuers and mutual funds are viewed as the customer of the Company’s services. As a result, revenues for distribution services as well as proxy materials fulfillment services are recorded in Revenue on a gross basis with corresponding costs including amounts remitted to the broker-dealers and banks (referred to as “Nominees”) recorded in Cost of revenues. Fees for the Company’s investor communications services arrangements are typically billed and paid on a monthly basis following the delivery of the services. The Company also offers certain hosted service arrangements that can be priced on a fixed and/or variable basis for which revenue is recognized over time as the Company satisfies its performance obligation by delivering services to the client on a monthly basis based on the number of transactions processed or units delivered, in the case of variable priced arrangements, or a fixed monthly fee in the case of fixed price arrangements, in each case which coincides with the pattern of value transfer to the client. These services may be billed in a variety of payment frequencies depending on the specific arrangement.
•Global Technology and Operations—Revenues are generated primarily from fees for trade processing and related services. Revenue is recognized over time as the Company satisfies its performance obligation by delivering services to the client. The Company’s arrangements for processing and related services typically consist of an obligation to provide specific services to its clients on a when and if needed basis (a stand ready obligation) with revenue recognized from the satisfaction of the performance obligations on a monthly basis generally in the amount billable to the client. These services are generally provided under variable priced arrangements based on volume of service and can include minimum monthly usage fees. Client service agreements often include up-front consideration in addition to the recurring fee for trade processing. Up-front implementation fees, as well as certain enhancements to existing technology platforms, are deferred and recognized on a straight-line basis over the service term of the contract which corresponds to the timing of transfer of value to the client that commences after client acceptance when the processing term begins. In addition, revenue is also generated from the fulfillment of professional services engagements which are generally priced on a time and materials or fixed price basis, and are recognized as the services are provided to the client which corresponds to the timing of transfer of value to the client. Finally, the Company recognizes license revenues from software term licenses installed on clients’ premises upon delivery and acceptance of the software license, assuming a contract is deemed to exist. Software term license revenue is not a significant portion of the Company’s revenues.
The Company uses the following methods, inputs, and assumptions in determining amounts of revenue to recognize:

Transaction Price
The Company allocates transaction price to the individual performance obligations within a contract. If the contracted prices reflect the relative standalone selling prices for the individual performance obligations, no allocations are made. Otherwise, the Company uses the relative selling price method to allocate the transaction price, obtained from sources such as the observable price of a good or service when the Company sells that good or service separately in similar circumstances and to similar clients. If such evidence is unavailable, the Company uses the best estimate of the selling price, which includes various internal factors such as pricing strategy and market factors. A significant portion of the Company’s performance obligations are generated from transactions with volume based fees and includes services that are delivered at the same time. The Company recognizes revenue related to these arrangements over time as the services are provided to the client. While many of the Company’s contracts contain some component of variable consideration, the Company only recognizes variable consideration that is not expected to reverse. The Company allocates variable payments to distinct services in an overall contract when the variable payment relates specifically to that particular service and for which the variable payment reflects what the Company expects to receive in exchange for that particular service. As a result, the Company generally allocates and recognizes variable consideration in the period it has the contractual right to invoice the client.
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

	Three Months Ended September 30,

	2019	2018
	(In millions)
Investor Communication Solutions
Equity proxy	$29.8	$31.0
Mutual fund and exchange traded funds (“ETF”) interims	65.3	57.8
Customer communications and fulfillment	170.9	174.9
Other ICS	83.2	73.4
Total ICS Recurring fee revenues	349.2	337.1

Equity and other	17.5	24.1
Mutual funds	22.6	52.8
Total ICS Event-driven fee revenues	40.1	76.9

Distribution revenues	313.3	341.0

Total ICS Revenues	$702.6	$755.0

Global Technology and Operations
Equities and other	$230.9	$198.4
Fixed income	43.1	40.0
Total GTO Recurring fee revenues	273.9	238.4

Foreign currency exchange	(28.0)	(20.7)

Total Revenues	$948.6	$972.8

Revenues by Type
Recurring fee revenues	$623.2	$575.5
Event-driven fee revenues	40.1	76.9
Distribution revenues	313.3	341.0
Foreign currency exchange	(28.0)	(20.7)
Total Revenues	$948.6	$972.8
Contract Balances
The following table provides information about contract assets and liabilities:

	September 30, 2019	June 30, 2019
	(In millions)
Contract assets	$60.5	$47.5
Contract liabilities	$248.2	$251.6

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

During the three months ended September 30, 2019, contract assets increased primarily due to an increase in software term license revenues recognized but not yet invoiced, while contract liabilities decreased primarily due to the timing of client payments vis-a-vis the timing of revenue recognized. The Company recognized $71.6 million of revenue during the three months ended September 30, 2019 that was included in the contract liability balance as of June 30, 2019.

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
For both the three months ended September 30, 2019 and 2018, respectively, there were no options to purchase Broadridge common stock that would have been anti-dilutive to exclude from the computation of diluted EPS.
The following table sets forth the denominators of the basic and diluted EPS computations (In millions):

	Three Months Ended September 30,
	2019	2018
Weighted-average shares outstanding:
Basic	114.4	116.4
Common stock equivalents	2.7	3.3
Diluted	117.1	119.7

NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended September 30,
	2019	2018
	(In millions)
Interest expense on borrowings	$(14.2)	$(10.2)
Interest income	1.0	0.6
Interest expense, net	$(13.1)	$(9.6)

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
During the three months ended September 30, 2019, there were no material acquisitions.

The following represents the fiscal year 2019 acquisitions:

Fiscal Year 2019 Acquisitions:

BUSINESS COMBINATIONS

Financial information on each transaction is as follows:

	Rockall	RPM	TD Ameritrade	Total
	(In millions)
Cash payments, net of cash acquired	$34.9	$258.3	$61.5	$354.7
Deferred payments, net	0.5	45.0	—	45.5
Contingent consideration liability	7.0	0.8	—	7.9
Aggregate purchase price	$42.4	$304.1	$61.5	$408.0

Net tangible assets acquired / (liabilities assumed)	$(2.5)	$10.8	$—	$8.3
Goodwill	30.7	181.6	27.1	239.4
Intangible assets	14.2	111.7	34.4	160.3
Aggregate purchase price	$42.4	$304.1	$61.5	$408.0

Rockall Technologies Limited (“Rockall”)
In May 2019, the Company completed the acquisition of Rockall, a leading provider of securities-based lending (“SBL”) and collateral management solutions for wealth management firms and commercial banks. The acquisition expands Broadridge’s core front-to-back office wealth capabilities, providing innovative SBL and collateral management technology solutions to help firms manage risk and optimize clients’ securities lending and financing needs.
•The contingent consideration liability is payable over the next two years upon the achievement by the acquired business of certain revenue targets, and has a maximum potential pay-out of $10.1 million upon the achievement in full of the defined financial targets by the acquired business.
•Goodwill is not tax deductible.
•Intangible assets acquired consist primarily of software technology and customer relationships, which are being amortized over a four-year life and six-year life, respectively.
•In the first quarter of fiscal year 2020, the Company settled deferred payment obligations totaling $0.5 million.
RPM Technologies (“RPM”)
In June 2019, Broadridge acquired RPM, a leading Canadian provider of enterprise wealth management software solutions and services. The acquisition brings new capabilities and next-generation technology to clients of both RPM and Broadridge.
•The contingent consideration liability is payable over the next two years upon the achievement by the acquired business of certain revenue targets, and has a maximum potential pay-out of $3.7 million upon the achievement in full of the defined financial targets by the acquired business.
•Goodwill is partially tax deductible.
•Intangible assets acquired consist primarily of software technology and customer relationships, which are being amortized over a five-year life and seven-year life, respectively.
•In the first quarter of fiscal year 2020, the Company settled deferred payment obligations totaling $40.9 million with a remaining expected payment obligation of approximately $4.0 million.
The allocation of the purchase price is still subject to a working capital adjustment.

TD Ameritrade
In June 2019, Broadridge acquired the retirement plan custody and trust assets from TD Ameritrade Trust Company, a subsidiary of TD Ameritrade Holding Company. The acquisition expands Broadridge’s suite of solutions for the growing qualified and non-qualified retirement plan services market and the support it provides for third-party administrators, financial advisors, record-keepers, banks, and brokers.
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
The following tables set forth the Company’s financial assets and liabilities at September 30, 2019 and June 30, 2019, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$122.9	$—	$—	$122.9
Other current assets:
Securities	0.3	—	—	0.3
Other non-current assets:
Securities	95.8	—	—	95.8
Total assets as of September 30, 2019	$219.0	$—	$—	$219.0
Liabilities:
Contingent consideration obligations	—	—	26.5	26.5
Total liabilities as of September 30, 2019	$—	$—	$26.5	$26.5

	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$68.1	$—	$—	$68.1
Other current assets:
Securities	0.4	—	—	0.4
Other non-current assets:
Securities	81.8	—	—	81.8
Total assets as of June 30, 2019	$150.3	$—	$—	$150.3
Liabilities:
Contingent consideration obligations	—	—	28.4	28.4
Total liabilities as of June 30, 2019	$—	$—	$28.4	$28.4
_________
(1)Money market funds include money market deposit account balances of $82.3 million and $30.1 million as of September 30, 2019 and June 30, 2019, respectively.

In addition, the Company has non-marketable securities with a carrying amount of $32.1 million and $12.9 million as of September 30, 2019 and June 30, 2019, respectively, that are classified as Level 2 financial assets and included as part of Other non-current assets.
The following table sets forth an analysis of changes during the three months ended September 30, 2019 and 2018, respectively, in Level 3 financial liabilities of the Company:

	Three Months Ended September 30,
	2019	2018
	(In millions)
Beginning balance	$28.4	$18.6
Additional contingent consideration incurred	—	—
Net increase (decrease) in contingent consideration liability	—	—
Foreign currency impact on contingent consideration liability	(0.4)	(0.4)
Payments	(1.5)	(0.2)
Ending balance	$26.5	$18.1
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.
NOTE 8. LEASES
The Company’s leases consist primarily of real estate leases for office space in locations where the Company maintains operations, and are classified as operating leases.
The Company evaluates each lease and service arrangement at inception to determine if the arrangement is, or contains, a lease. A lease exists if the Company obtains substantially all of the economic benefits of and has the right to control the use of an asset for a period of time. The lease term begins on the commencement date, which is the date the Company takes possession of the leased property and also classifies the lease as either operating or finance, and may include options to extend or terminate the lease if exercise of the option to extend or terminate the lease is considered to be reasonably certain. The Company’s options to extend or terminate a lease generally do not exceed five years. The lease term is used both to determine lease classification as an operating or finance lease and to calculate straight-line lease expense for operating leases. The weighted average remaining operating lease term as of September 30, 2019 was 9.1 years.

ROU assets represent the Company’s right to use an underlying asset for the lease term while lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. ROU assets also include prepaid lease payments and exclude lease incentives received. Certain leases require the Company to pay taxes, insurance, maintenance, and/or other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature (e.g. based on actual costs incurred). These variable lease costs are recognized as a variable lease expense when incurred. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to measure the lease liability and the associated ROU asset at commencement date. The incremental borrowing rate was determined based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate. The weighted average discount rate used in measurement of the Company’s operating lease liabilities as of September 30, 2019 was 3.1%.

Supplemental Balance Sheet Information

September 30, 2019
(In millions)
Assets:
Operating lease ROU assets (1)	$228.1

Liabilities:
Operating lease liabilities (1) - Current	$29.9
Operating lease liabilities (1) - Non-current	214.9
Total Operating lease liabilities	$244.8
_________
(1)Operating lease assets are included within Other non-current assets, and operating lease liabilities are included within Payables and accrued expenses (current portion) and Other non-current liabilities (non-current portion) in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2019.

Components of Lease Cost (1)

Three Months Ended September 30, 2019
(In millions)
Operating lease cost	$8.2
Variable lease cost	$6.1
_________
(1)Lease cost is included within Cost of revenues and Selling, general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s Condensed Consolidated Statements of Earnings.

Supplemental Cash Flow Information

Three Months Ended September 30, 2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$6.7
Right-of-use assets obtained in exchange for operating lease liabilities	$—

Maturity of Lease Liabilities under Accounting Standards Codification (“ASC”) 842 (Leases)
Future rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows at September 30, 2019:

Operating Leases (1)
Years Ending June 30,	(In millions)
2020	$27.8
2021	35.7
2022	32.0
2023	29.7
2024	28.1
Thereafter	130.7
Total lease payments	284.0
Less: Discount Amount	39.2
Present value of operating lease liabilities	$244.8
_________
(1)Operating lease payments exclude $103.4 million of legally binding lease payments for real estate leases signed but not yet commenced. Operating leases that have been signed but not yet commenced are expected to commence in the third quarter of fiscal 2020, with a lease term of 15 years.

Maturity of Lease Liabilities under ASC 840 (Leases)
Future minimum rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows at June 30, 2019:

Years Ending June 30,	(In millions)
2020	$46.8
2021	45.2
2022	39.5
2023	35.9
2024	34.7
Thereafter	204.4
Total lease payments	$406.5

Rent expense for all operating leases was $49.0 million and $50.4 million during the year ended June 30, 2019 and 2018, respectively.

NOTE 9. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	September 30, 2019	June 30, 2019
	(In millions)
Deferred client conversion and start-up costs	$291.4	$254.7
ROU assets (a)	228.1	—
Long-term investments	133.2	100.4
Deferred sales commissions costs	93.4	95.5
Contract assets	60.5	47.5
Deferred data center costs (b)	27.4	29.0
Long-term broker fees	34.4	35.3
Other	28.4	30.6
Total	$896.9	$593.1
(a) ROU assets represent the Company’s right to use an underlying asset for the lease term. Please refer to Note 8, “Leases” for a further discussion.
(b) Represents deferred data center costs associated with the Company’s information technology services agreements with International Business Machines Corporation (“IBM”). Please refer to Note 15, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses during the three months ended September 30, 2019 and 2018, were $17.3 million and $15.7 million, respectively.

NOTE 10. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	September 30, 2019	June 30, 2019
	(In millions)
Accounts payable	$89.6	$133.7
Employee compensation and benefits	141.2	232.2
Accrued broker fees	48.7	87.0
Accrued taxes	22.3	68.9
Accrued dividend payable	61.8	55.4
Managed services administration fees	55.2	53.1
Customer deposits	38.1	34.8
Operating lease liabilities	29.9	—
Other	61.1	46.6
Total	$547.9	$711.7

NOTE 11. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at September 30, 2019	Carrying value at September 30, 2019	Carrying value at June 30, 2019	Unused Available Capacity	Fair Value at September 30, 2019
			(In millions)
Current portion of long-term debt
Fiscal 2014 Senior Notes(a)	September 2020	$400.0	$399.4	$—	$—	$406.3
Total		$400.0	$399.4	$—	$—	$406.3

Long-term debt, excluding current portion
Fiscal 2019 Revolving Credit Facility:
U.S. dollar tranche	March 2024	$630.0	$630.0	$360.0	$470.0	$630.0
Multicurrency tranche	March 2024	243.2	243.2	215.7	156.8	243.2
Total Revolving Credit Facility		873.2	873.2	575.7	626.8	873.2

Fiscal 2014 Senior Notes(a)	September 2020	—	—	399.2	—	—
Fiscal 2016 Senior Notes	June 2026	500.0	495.6	495.5	—	519.0
Total Senior Notes		500.0	495.6	894.7	—	519.0

Total long-term debt		$1,373.2	$1,368.8	$1,470.4	$626.8	$1,392.2

Total debt		$1,773.2	$1,768.2	$1,470.4	$626.8	$1,798.5
_________
(a) The Fiscal 2014 Senior Notes were reclassified from Long-term debt to Current portion of long-term debt in September 2019 to reflect the remaining maturity of less than a year.

Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2020	2021	2022	2023	2024	Thereafter	Total
(in millions)	$—	$400.0	$—	$—	$873.2	$500.0	$1,773.2

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
The weighted-average interest rate on the Revolving Credit Facilities was 3.12% for the three months ended September 30, 2019 and 2.97% for the three months ended September 30, 2018. The fair value of the variable-rate Fiscal 2019 Revolving Credit Facility borrowings at September 30, 2019 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Borrowings under the Fiscal 2019 Revolving Credit Facility can be made in tranches up to 360 days and bear interest at LIBOR plus 101.5 basis points. In addition, the Fiscal 2019 Revolving Credit Facility has an annual facility fee equal to 11.0 basis points on the entire facility, compared to 12.5 basis points on the Fiscal 2017 Revolving Credit Facility. The Company incurred $2.3 million in costs to establish the Fiscal 2019 Revolving Credit Facility. As of September 30, 2019, $3.4 million of the aggregate costs related to the Company’s Revolving Credit Facility remain to be amortized. Such costs are capitalized in Other non-current assets in the Condensed Consolidated Balance Sheets and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the term of the Fiscal 2019 Revolving Credit Facility.

The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2019 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2019 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At September 30, 2019, the Company is in compliance with all covenants of the Fiscal 2019 Revolving Credit Facility.
Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1st and September 1st each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At September 30, 2019, the Company is in compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.3 million in debt issuance costs to establish the Fiscal 2014 Senior Notes. These costs have been capitalized and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the seven-year term. As of September 30, 2019 and June 30, 2019, $0.5 million and $0.7 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2014 Senior Notes. The fair value of the fixed-rate Fiscal 2014 Senior Notes at September 30, 2019 and June 30, 2019 was $406.3 million and $405.4 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At September 30, 2019, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The Company incurred $4.5 million in debt issuance costs to establish the Fiscal 2016 Senior Notes. These costs have been capitalized and are being amortized to Interest expense, net on a straight-line basis, which approximates the effective interest method, over the ten-year term. As of September 30, 2019 and June 30, 2019, $2.9 million and $3.0 million, respectively, of debt issuance costs remain to be amortized and have been presented as a direct deduction from the carrying value of the Fiscal 2016 Senior Notes. The fair value of the fixed-rate Fiscal 2016 Senior Notes at September 30, 2019 and June 30, 2019 was $519.0 million and $509.8 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2019 Revolving Credit Facility, Fiscal 2014 Senior Notes, and Fiscal 2016 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of September 30, 2019 and June 30, 2019, there were no outstanding borrowings under these lines of credit.
NOTE 12. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	September 30, 2019	June 30, 2019
	(In millions)
Operating lease liabilities	$214.9	$—
Post-employment retirement obligations	136.0	130.8
Non-current income taxes	40.6	40.5
Acquisition related contingencies	8.7	26.3
Other	16.1	35.3
Total	$416.3	$232.8

NOTE 13. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended September 30, 2019 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at July 1, 2019	4,201,614	$63.85	819,299	$92.15	325,777	$97.43
Granted	—	—	4,120	120.00	—	—
Exercise of stock options (a)	(364,973)	49.91	—	—	—	—
Vesting of restricted stock units	—	—	(412)	95.78	—	—
Expired/forfeited	(5,017)	62.54	(8,405)	120.98	(5,318)	68.24
Balances at September 30, 2019 (b),(c)	3,831,624	$65.18	814,602	$91.99	320,459	$97.91
____________
(a)Stock options exercised during the period of July 1, 2019 through September 30, 2019 had an aggregate intrinsic value of $28.1 million.

(b)As of September 30, 2019, the Company’s outstanding vested and currently exercisable stock options using the September 30, 2019 closing stock price of $124.43 (approximately 2.0 million shares) had an aggregate intrinsic value of $160.6 million with a weighted-average exercise price of $44.93 and a weighted-average remaining contractual life of 4.8 years. The total of all stock options outstanding as of September 30, 2019 have a weighted-average remaining contractual life of 6.4 years.

(c)As of September 30, 2019, time-based restricted stock units and performance-based restricted stock units expected to vest using the September 30, 2019 closing stock price of $124.43 (approximately 0.8 million and 0.3 million shares, respectively) had an aggregate intrinsic value of $97.3 million and $39.1 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.

The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $11.8 million and $10.7 million, as well as related expected tax benefits of $2.6 million and $2.4 million were recognized for the three months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $14.7 million and $39.7 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.6 years and 1.4 years, respectively.
For stock options granted, the fair value of each stock option was estimated on the date of grant using a binomial option pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.
NOTE 14. INCOME TAXES
The provision for income taxes for the three months ended September 30, 2019 was $7.9 million compared to $12.6 million for the three months ended September 30, 2018.

The effective tax rate for the three months ended September 30, 2019 was 12.4% compared to 14.1% for the three months ended September 30, 2018.
The decrease in the effective tax rate for the three months ended September 30, 2019 was primarily driven by the impact of discrete tax items relative to pre-tax income, including excess tax benefits of $5.7 million for the three months ended September 30, 2019 compared to $7.0 million for the three months ended September 30, 2018.
NOTE 15. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
In March 2010, the Company and IBM entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at September 30, 2019 are $277.8 million through fiscal year 2024, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at September 30, 2019 are $19.4 million through fiscal year 2024, the final year of the contract.
Investments
The Company contributed $0.8 million to an equity method investment during the three months ended September 30, 2019, and has a remaining commitment of $0.8 million to fund this investment at September 30, 2019. At September 30, 2019, the Company also has a future commitment to fund $3.9 million to one of the Company’s investees.
Other
In the normal course of business, the Company is subject to various claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material impact on its financial condition, results of operations or cash flows.
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at September 30, 2019 or at June 30, 2019.
In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect wholly-owned subsidiary, which is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At September 30, 2019, BBPO was in compliance with this net capital requirement.

BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires BBPO to maintain a minimum net capital amount. At September 30, 2019, BBPO was in compliance with this net capital requirement.
In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At September 30, 2019, Matrix Trust Company was in compliance with its capital requirements.
NOTE 16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three months ended September 30, 2019, and 2018, respectively:

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Total
	(In millions)
Balances at July 1, 2019	$(58.3)	$(12.9)	$(71.2)
Other comprehensive income/(loss) before reclassifications	(8.7)	—	(8.7)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.4	0.4
Balances at September 30, 2019	$(66.9)	$(12.6)	$(79.5)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Total
	(In millions)
Balances at July 1, 2018	$(43.2)	$(10.2)	$(53.5)
Other comprehensive income/(loss) before reclassifications	(10.1)	—	(10.1)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	—
Balances at September 30, 2018	$(53.3)	$(10.2)	$(63.5)

NOTE 17. INTERIM FINANCIAL DATA BY SEGMENT
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

In connection with an organizational change made in the first quarter of fiscal year 2020, in order to further align our portfolio of services, the results for the Company's wealth management Advisor Solutions services that were previously reported in our Investor Communication Solutions reportable segment are now reported within the Global Technology and Operations reportable segment. As a result, our prior period segment results for the three months ended September 30, 2018 have been revised to reflect this change, which resulted in transferring $10.7 million of revenues and $0.2 million of earnings before income taxes between reportable segments.
Segment results:

	Revenues
	Three Months Ended September 30,
	2019	2018
	(In millions)
Investor Communication Solutions	$702.6	$755.0
Global Technology and Operations	273.9	238.4
Foreign currency exchange	(28.0)	(20.7)
Total	$948.6	$972.8

	Earnings (Loss) before Income Taxes
	Three Months Ended September 30,
	2019	2018
	(In millions)
Investor Communication Solutions	$23.0	$58.8
Global Technology and Operations	56.4	46.5
Other	(21.1)	(23.2)
Foreign currency exchange	5.6	7.1
Total	$63.8	$89.3

NOTE 18. SUBSEQUENT EVENTS
On October 1, 2019, the Company acquired Shadow Financial Systems, Inc., a provider of multi-asset class post-trade solutions for the capital markets industry. The acquisition builds upon Broadridge’s post-trade processing capabilities by adding a market-ready solution for exchanges, inter-dealer brokers and proprietary trading firms. In addition, the acquisition adds capabilities across exchange traded derivatives and cryptocurrency. The purchase price was approximately $39.0 million subject to normal closing adjustments.

On November 1, 2019, the Company acquired Fi360, a provider of fiduciary and Regulation Best Interest solutions for the wealth and retirement industry, including the accreditation and continuing education for the Accredited Investment Fiduciary® Designation, the leading designation focused on fiduciary responsibility. The acquisition will enhance Broadridge’s existing retirement solutions by providing wealth and retirement advisors with fiduciary tools that will complement its Matrix trust and trading platform. The acquisition also is expected to further strengthen Broadridge’s data and analytics tools and solutions suite that enable asset managers to grow their businesses by providing greater transparency into the retirement market. The purchase price was approximately $120.0 million subject to normal closing adjustments.

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
Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words such as “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. In particular, information appearing under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:
•the success of Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”) in retaining and selling additional services to its existing clients and in obtaining new clients;
•Broadridge’s reliance on a relatively small number of clients, the continued financial health of those clients, and the continued use by such clients of Broadridge’s services with favorable pricing terms;
•a material security breach or cybersecurity attack affecting the information of Broadridge’s clients;
•changes in laws and regulations affecting Broadridge’s clients or the services provided by Broadridge;
•declines in participation and activity in the securities markets;
•the failure of our key service providers to provide the anticipated levels of service;
•a disaster or other significant slowdown or failure of Broadridge’s systems or error in the performance of Broadridge’s services;
•overall market and economic conditions and their impact on the securities markets;
•Broadridge’s failure to keep pace with changes in technology and demands of its clients;
•the ability to attract and retain key personnel;
•the impact of new acquisitions and divestitures; and
•competitive conditions.
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 which was filed with the Securities and Exchange Commission ("SEC") on August 6, 2019 (the “2019 Annual Report”), for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and the 2019 Annual Report. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.
Overview

Broadridge, a Delaware corporation and a part of the S&P 500® Index, is a global financial technology leader providing investor communications and technology-driven solutions to banks, broker-dealers, asset and wealth managers and corporate issuers. With over 50 years of experience, including over 10 years as an independent public company, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated solutions and an important infrastructure that powers the financial services industry. Our solutions enable better financial lives by powering investing, governance and communications and help reduce the need for our clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities.

Our services include investor communications, securities processing, data and analytics, and customer communications solutions. We serve a large and diverse client base across four client groups: banks/broker-dealers, asset management firms/mutual funds, wealth management firms and corporate issuers. For capital markets firms, we help our clients lower costs and improve the effectiveness of their trade and account processing operations with support for their front-, middle- and back-office operations, and their administration, finance, risk and compliance requirements. We serve asset management firms by meeting their critical needs for shareholder communications and by providing investment operations technology to support their investment decisions. For wealth management clients, we provide an integrated platform with tools that create a better investor experience, while also delivering a more streamlined, efficient, and effective advisory servicing process. For our corporate issuer clients, we help manage every aspect of their shareholder communications, including registered and beneficial proxy processing, annual meeting support, transfer agency services and financial disclosure document creation, management and SEC filing services.
We operate our business in two reportable segments: Investor Communication Solutions and Global Technology and Operations.

Investor Communication Solutions

We provide governance and communications solutions through our Investor Communication Solutions business segment to the following financial services clients: banks/broker-dealers, asset management firms/mutual funds, wealth management firms and corporate issuers. In addition to financial services firms, our Customer Communications business also serves companies in the healthcare, insurance, consumer finance, telecommunications, utilities and other service industries.

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

For asset managers and retirement service providers, we offer data-driven solutions and an end-to-end platform for content management, composition, and multi-channel distribution of regulatory, marketing, and transactional information. Our data and analytics solutions provide investment product distribution data, analytical tools, insights, and research to enable asset managers to optimize product distribution across retail and institutional channels globally. We also provide mutual fund trade processing services for retirement providers, third party administrators, financial advisors, banks and wealth management professionals through Matrix Financial Solutions, Inc. (“Matrix”).

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
The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2019 in the 2019 Annual Report.
Effective July 1, 2019, the Company adopted Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02, “Leases” and its related amendments (collectively referred to as “ASU 2016-02, as amended”) by recognizing a right-of-use (“ROU”) asset and corresponding lease liability, along with a cumulative-effect adjustment to the opening balance of retained earnings, in the period of adoption. Under this method of adoption, the Company has not restated the prior period Condensed Consolidated Financial Statements presented to the current period presentation. Additional information about the impact of the Company's adoption of ASU No. 2016-02, as amended is included in Note 2, “New Accounting Pronouncements” and Note 8, “Leases.”
Critical Accounting Policies

In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Management continually evaluates the accounting policies and estimates used to prepare the Condensed Consolidated Financial Statements. The estimates, by their nature, are based on judgment, available information, and historical experience and are believed to be reasonable. However, actual amounts and results could differ from these estimates made by management. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. The results of operations reported for the periods presented are not necessarily indicative of the results of operations for subsequent periods. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in the “Critical Accounting Policies” section of Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2019 Annual Report.

Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
The following definitions describe the Company’s Revenues:
Fee revenues in the Investor Communication Solutions segment are derived from both recurring and event-driven activity. In addition, the level of recurring and event-driven activity we process directly impacts distribution revenues. While event-driven activity is highly repeatable, it may not recur on an annual basis. The types of services we provide that comprise event-driven activity are:
•Mutual Fund Proxy: The proxy and related services we provide to mutual funds when certain events occur requiring a shareholder vote including changes in directors, sub-advisors, fee structures, investment restrictions, and mergers of funds.
•Mutual Fund Communications: Mutual fund communications services consist primarily of the distribution on behalf of mutual funds of supplemental information required to be provided to the annual mutual fund prospectus as a result of certain triggering events such as a change in portfolio managers. In addition, mutual fund communications consist of notices and marketing materials such as newsletters.
•Equity Proxy Contests and Specials, Corporate Actions, and Other: The proxy services we provide in connection with shareholder meetings driven by special events such as proxy contests, mergers and acquisitions, and tender/exchange offers.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the three months ended September 30, 2019, mutual fund proxy fee revenues were 61% lower compared to the three months ended September 30, 2018. During the fiscal years 2019, mutual fund proxy fee revenues were 14% lower than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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

The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. We report Closed sales net of a 4.0% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
Closed sales for the three months ended September 30, 2019 were $37.6 million, an increase of $19.2 million or 103%, compared to $18.5 million for the three months ended September 30, 2018. Closed sales for the three months ended September 30, 2019 are net of an allowance adjustment of $1.6 million.
Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended September 30, 2019 and 2018, and the dollar and percentage changes between periods:

	Three Months Ended September 30,
			Change
	2019	2018	$	%
	(In millions, except per share amounts)
Revenues	$948.6	$972.8	$(24.2)	(2)
Cost of revenues	727.5	739.0	(11.5)	(2)
Selling, general and administrative expenses	148.0	133.7	14.3	11
Total operating expenses	875.4	872.7	2.8	—

Operating income	73.1	100.1	(27.0)	(27)
Margin	7.7%	10.3%
Interest expense, net	(13.1)	(9.6)	(3.5)	36
Other non-operating income (expenses), net	3.8	(1.2)	5.0	NM
Earnings before income taxes	63.8	89.3	(25.5)	(29)
Provision for income taxes	7.9	12.6	(4.7)	(37)
Effective tax rate	12.4%	14.1%
Net earnings	$55.9	$76.7	$(20.8)	(27)
Basic earnings per share	$0.49	$0.66	$(0.17)	(26)
Diluted earnings per share	$0.48	$0.64	$(0.16)	(25)

Weighted average shares outstanding:
Basic	114.4	116.4
Diluted	117.1	119.7
NM - Not meaningful

Revenues
Revenues decreased $24.2 million, or 2%, to $948.6 million from $972.8 million as a result of:

	Three Months Ended September 30,
			Change
	2019	2018	$	%
	(In millions)
Recurring fee revenues	$623.2	$575.5	$47.6	8
Event-driven fee revenues	40.1	76.9	(36.8)	(48)
Distribution revenues	313.3	341.0	(27.8)	(8)
Foreign currency exchange	(28.0)	(20.7)	(7.3)	35
Total	$948.6	$972.8	$(24.2)	(2)

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	3pts	(1)pt	6pts	8%

•Recurring fee revenue growth from acquisitions is primarily due to the acquisition of RPM, which includes software license sales.
•Event-driven fee revenues decreased $36.8 million primarily due to lower mutual fund proxy activity.
•Distribution revenues decreased $27.8 million primarily due to the decrease in event-driven fee revenues.
•The strengthening of the U.S. dollar against other currencies negatively impacted revenues by $7.3 million.
Total operating expenses. Operating expenses increased $2.8 million, or 0%, to $875.4 million from $872.7 million as a result of an increase in selling, general and administrative expenses, partially offset by a decrease in cost of revenues:
•Cost of revenues - The decrease of $11.5 million in cost of revenues primarily reflects lower distribution expenses and lower expenses related to event-driven fee revenues, partially offset by higher operating costs from acquisitions. Fluctuations in foreign currency exchange rates decreased cost of revenues by $4.0 million.
•Selling, general and administrative expenses - The increase of $14.3 million in selling, general, and administrative expenses primarily reflects impact of acquisitions and higher depreciation and amortization expense. Fluctuations in foreign currency exchange rates decreased selling, general and administrative expenses by $1.8 million.
Interest expense, net. Interest expense, net was $13.1 million, an increase of $3.5 million, from $9.6 million for the three months ended September 30, 2018. The increase of $3.5 million was due to an increase in interest expense due to higher borrowings, partially offset by an increase in interest income.
Other non-operating income (expenses), net. Other non-operating income, net for the three months ended September 30, 2019 was $3.8 million, compared to other non-operating expense, net of $1.2 million for the three months ended September 30, 2018. The increase was primarily due to higher investment gains in the current period.
Provision for income taxes.
•Effective tax rate for the three months ended September 30, 2019 - 12.4%
•Effective tax rate for the three months ended September 30, 2018 - 14.1%
The decrease in the effective tax rate for the three months ended September 30, 2019 was primarily driven by the impact of discrete tax items relative to pre-tax income, including excess tax benefits of $5.7 million for the three months ended September 30, 2019 compared to $7.0 million for the three months ended September 30, 2018.

Analysis of Reportable Segments
Broadridge has two reportable segments: (1) Investor Communication Solutions and (2) Global Technology and Operations.
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
In connection with an organizational change made in the first quarter of fiscal year 2020, in order to further align our portfolio of services, the results for the Company's wealth management Advisor Solutions services that were previously reported in our Investor Communication Solutions reportable segment are now reported within the Global Technology and Operations reportable segment. As a result, our prior period segment results for the three months ended September 30, 2018 have been revised to reflect this change, which resulted in transferring $10.7 million of revenues and $0.2 million of earnings before income taxes between reportable segments.
Revenues

	Three Months Ended September 30,
			Change
	2019	2018	$	%
	(In millions)
Investor Communication Solutions	$702.6	$755.0	$(52.4)	(7)
Global Technology and Operations	273.9	238.4	35.5	15
Foreign currency exchange	(28.0)	(20.7)	(7.3)	35
Total	$948.6	$972.8	$(24.2)	(2)

Earnings Before Income Taxes

	Three Months Ended September 30,
			Change
	2019	2018	$	%
	(In millions)
Investor Communication Solutions	$23.0	$58.8	$(35.9)	(61)
Global Technology and Operations	56.4	46.5	9.9	21
Other	(21.1)	(23.2)	2.0	(9)
Foreign currency exchange	5.6	7.1	(1.5)	(21)
Total	$63.8	$89.3	$(25.5)	(29)

Investor Communication Solutions
Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018
Revenues decreased $52.4 million to $702.6 million from $755.0 million, and earnings before income taxes decreased $35.9 million to $23.0 million from $58.8 million:

	Three Months Ended September 30,
			Change
	2019	2018	$	%
	(In millions)
Revenues
Recurring fee revenues	$349.2	$337.1	$12.1	4
Event-driven fee revenues	40.1	76.9	(36.8)	(48)
Distribution revenues	313.3	341.0	(27.8)	(8)
Total	$702.6	$755.0	$(52.4)	(7)

Earnings Before Income Taxes
Earnings before income taxes	$23.0	$58.8	$(35.9)	(61)
Pre-tax Margin	3.3%	7.8%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	3pts	(1)pt	2pts	4%

•Recurring fees grew 4% driven by the combination of organic growth and acquisition growth. Mutual fund and ETF interims, which is a component of internal growth, grew 1%.
•Lower event-driven fee revenues were primarily due to decreased mutual fund proxy activity.
•Lower distribution revenues resulted primarily from the decrease in event-driven revenues.
•The earnings decrease was primarily due to lower event-driven fee revenues more than offsetting the contribution from higher recurring fee revenues.

Global Technology and Operations
Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018
Revenues increased $35.5 million to $273.9 million from $238.4 million, and earnings before income taxes increased $9.9 million to $56.4 million from $46.5 million as a result of:

	Three Months Ended September 30,
			Change
	2019	2018	$	%
	(In millions)
Revenues
Recurring fee revenues	$273.9	$238.4	$35.5	15

Earnings Before Income Taxes
Earnings before income taxes	$56.4	$46.5	$9.9	21
Pre-tax Margin	20.6%	19.5%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	3pts	(0)pt	12pts	15%

•The earnings increase was primarily due to higher revenues from acquisitions, including software license sales, and higher organic revenues, partially offset by the impact of expenditures to implement and support new business.
Other
Loss before income taxes was $21.1 million for the three months ended September 30, 2019, a decrease of $2.0 million, or 9%, compared to $23.2 million for the three months ended September 30, 2018.
•The decreased loss before income taxes was primarily due to an increase in investment gains and lower corporate expenses, partially offset by higher interest expense compared to the prior year period.
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
Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Earnings and Adjusted Earnings Per Share
These Non-GAAP measures reflect Operating income, Operating income margin, Net earnings, and Diluted earnings per share, as adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items that management believes are not indicative of our ongoing operating performance. These adjusted measures exclude the impact of: (i) Amortization of Acquired Intangibles and Purchased Intellectual Property, and (ii) Acquisition and Integration Costs.

Amortization of Acquired Intangibles and Purchased Intellectual Property represents non-cash amortization expenses associated with the Company’s acquisition activities. Acquisition and Integration Costs represent certain transaction and integration costs associated with the Company’s acquisition activities.
We exclude the impact of Amortization of Acquired Intangibles and Purchased Intellectual Property, as these non-cash amounts are significantly impacted by the timing and size of individual acquisitions and do not factor into the Company’s capital allocation decisions, management compensation metrics or multi-year objectives. Furthermore, management believes that this adjustment enables better comparison of our results as Amortization of Acquired Intangibles and Purchased Intellectual Property will not recur in future periods once such intangible assets have been fully amortized. Although we exclude Amortization of Acquired Intangibles and Purchased Intellectual Property from our adjusted earnings measures, our management believes that it is important for investors to understand that these intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets.
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
Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Three Months Ended September 30,
	2019	2018
	(In millions)
Operating income (GAAP)	$73.1	$100.1
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	28.1	21.9
Acquisition and Integration Costs	2.5	0.9
Adjusted Operating income (Non-GAAP)	$103.7	$122.9
Operating income margin (GAAP)	7.7%	10.3%
Adjusted Operating income margin (Non-GAAP)	10.9%	12.6%

	Three Months Ended September 30,
	2019	2018
	(In millions)
Net earnings (GAAP)	$55.9	$76.7
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	28.1	21.9
Acquisition and Integration Costs	2.5	0.9
Taxable adjustments	30.6	22.8
Tax impact of adjustments (a)	(6.5)	(5.0)
Adjusted Net earnings (Non-GAAP)	$80.0	$94.5

	Three Months Ended September 30,
	2019	2018
Diluted earnings per share (GAAP)	$0.48	$0.64
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.24	0.18
Acquisition and Integration Costs	0.02	0.01
Taxable adjustments	0.26	0.19
Tax impact of adjustments (a)	(0.06)	(0.04)
Adjusted earnings per share (Non-GAAP)	$0.68	$0.79

(a) Calculated using the GAAP effective tax rate, adjusted to exclude $5.7 million of excess tax benefits associated with stock-based compensation for the three months ended September 30, 2019, and $7.0 million of excess tax benefits associated with stock-based compensation for the three months ended September 30, 2018. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Three Months Ended September 30,
	2019	2018
	(In millions)
Net cash flows used in operating activities (GAAP)	$(86.4)	$(95.5)
Capital expenditures and Software purchases and capitalized internal use software	(20.2)	(15.5)
Free cash flow (Non-GAAP)	$(106.7)	$(111.0)

Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	September 30, 2019	June 30, 2019
	(In millions)
Cash and cash equivalents:
Domestic cash	$183.7	$95.5
Cash held by foreign subsidiaries	90.2	99.8
Cash held by regulated entities	84.4	77.9
Total cash and cash equivalents	$358.3	$273.2

At September 30, 2019, Cash and cash equivalents were $358.3 million and Total stockholders’ equity was $1,143.4 million. At September 30, 2019, net working capital was $54.3 million compared to $239.8 million at June 30, 2019. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases. At September 30, 2019, $90.2 million of the $358.3 million of Cash and cash equivalents were held by our foreign subsidiaries, and $84.4 million of Cash and cash equivalents were held by regulated entities.
We expect existing domestic cash, cash equivalents, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, cash flows from operations and borrowing capacity to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for the foreseeable future. If these funds are needed for our operations in the U.S., we may be required to pay foreign taxes to repatriate these funds. However, while we may do so at a future date, the Company does not need to repatriate future foreign earnings to fund U.S. operations.

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at September 30, 2019	Carrying value at September 30, 2019	Carrying value at June 30, 2019	Unused Available Capacity	Fair Value at September 30, 2019
			(In millions)
Current portion of long-term debt
Fiscal 2014 Senior Notes(a)	September 2020	$400.0	$399.4	$—	$—	$406.3
		$400.0	$399.4	$—	$—	$406.3

Long-term debt, excluding current portion
Fiscal 2019 Revolving Credit Facility:
U.S. dollar tranche	March 2024	$630.0	$630.0	$360.0	$470.0	$630.0
Multicurrency tranche	March 2024	243.2	243.2	215.7	156.8	243.2
Total Revolving Credit Facility		$873.2	$873.2	$575.7	$626.8	$873.2

Fiscal 2014 Senior Notes(a)	September 2020	—	—	$399.2	—	—
Fiscal 2016 Senior Notes	June 2026	500.0	495.6	495.5	—	519.0
Total Senior Notes		$500.0	$495.6	$894.7	$—	$519.0

Total long-term debt		$1,373.2	$1,368.8	$1,470.4	$626.8	$1,392.2

Total debt		$1,773.2	$1,768.2	$1,470.4	$626.8	$1,798.5
_________
(a) The Fiscal 2014 Senior Notes were reclassified from Long-term debt to Current portion of long-term debt in September 2019 to reflect the remaining maturity of less than a year.

Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2020	2021	2022	2023	2024	Thereafter	Total
(in millions)	$—	$400.0	$—	$—	$873.2	$500.0	$1,773.2
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

Cash Flows

	Three Months Ended September 30,
			Change
	2019	2018	$
	(In millions)
Net cash flows used in operating activities	$(86.4)	$(95.5)	$9.0
Net cash flows used in investing activities	$(86.3)	$(16.3)	$(70.0)
Net cash flows provided by financing activities	$258.1	$54.2	$203.9

Free cash flow:
Net cash flows used in operating activities (GAAP)	$(86.4)	$(95.5)	$9.0
Capital expenditures and Software purchases and capitalized internal use software	(20.2)	(15.5)	(4.7)
Free cash flow (Non-GAAP)	$(106.7)	$(111.0)	$4.3

The decrease in cash used in operating activities of $9.0 million in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to improvement in working capital, partially offset by a decrease in net earnings and increased spend on client implementations.
The increase in cash used in investing activities of $70.0 million in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily reflects an increase in cash used in recent acquisitions and other related investments.
The increase in cash provided by financing activities of $203.9 million in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily reflects an increase in debt proceeds, net of debt repayments, and higher proceeds from the exercise of stock options, partially offset by higher dividends paid.
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
Contractual Obligations
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, open systems, network and data center operations, as well as providing disaster recovery services. The Company has the option of incorporating additional services into the agreement over time. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022. In March 2015, the Company signed a two-year extension to the IT Services Agreement which expires on June 30, 2024. The Company has the right to renew the term of the IT Services Agreement for up to one additional 12-month term. Commitments remaining under this agreement at September 30, 2019 are $277.8 million through fiscal year 2024, the final year of the contract.

In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement expires in October 2023. The Company has the right to renew the initial term of the EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Commitments remaining under this agreement at September 30, 2019 are $19.4 million through fiscal year 2024, the final year of the contract.
The Company contributed $0.8 million to an equity method investment during the three months ended September 30, 2019, and has a remaining commitment of $0.8 million to fund this investment at September 30, 2019. At September 30, 2019, the Company also has a future commitment to fund $3.9 million to one of the Company’s investees.
Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at September 30, 2019.
Off-balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company was not a party to any derivative financial instruments at September 30, 2019 or at June 30, 2019. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.
Recently-issued Accounting Pronouncements
Please refer to Note 2, “New Accounting Pronouncements” and Note 8, “Leases” to our Condensed Consolidated Financial Statements under Item 1. of Part I of this Quarterly Report on Form 10-Q, for a discussion on the impact of new accounting pronouncements, including the impact of ASU No. 2016-02, as amended.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes related to market risk from the disclosures in the 2019 Annual Report.
Item 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The President and Chief Executive Officer, and the Chief Financial Officer, concluded that our disclosure controls and procedures as of September 30, 2019 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A. to Part I in our 2019 Annual Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2019 Annual Report.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our first fiscal quarter ended September 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2019 - July 31, 2019	19	$132.25	—	10,000,000
August 1, 2019 - August 31, 2019	—	—	—	10,000,000
September 1, 2019 - September 30, 2019	—	—	—	10,000,000
Total	19	$132.25	—
_____________
(1)Represents shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2)On July 31, 2019, the Company’s Board of Directors authorized the addition of 5,448,478 shares of Broadridge common stock to be available for repurchase. During the fiscal quarter ended September 30, 2019, the Company did not repurchase shares of common stock under its share repurchase program. At September 30, 2019, the Company had 10.0 million shares available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

Item 6. EXHIBITS
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Form of Stock Option Grant Award Agreement for U.S. Non-Employee Directors

10.2	Form of Deferred Stock Unit Award Agreement for U.S. Non-Employee Directors

10.3	Form of Restricted Stock Unit Grant Award Agreement (Performance Based) for U.S. Corporate Officers

10.4	Form of Restricted Stock Unit Grant Award Agreement (Time Based) for U.S. Corporate Officers

10.5	Form of Stock Option Grant Award Agreement for U.S. Corporate Officers

10.6
Amendment Number Two to the Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 27, 2019).

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

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2019 and 2018, (ii) condensed consolidated statements of comprehensive income for the three months ended September 30, 2019 and 2018, (iii) condensed consolidated balance sheets as of September 30, 2019 and June 30, 2019, (iv) condensed consolidated statements of cash flows for the three months ended September 30, 2019 and 2018, (v) condensed consolidated statements of stockholders’ equity for the three months ended September 30, 2019 and 2018, and (vi) the notes to the condensed consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: November 6, 2019	By:	/s/ James M. Young
James M. Young
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)