Form 10-Q
period 2019-12-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2020-01-31
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of January 24, 2020, was 114,802,549 shares.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
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
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 which was filed with the United States of America (“U.S.”) Securities and Exchange Commission (the “SEC”) on August 6, 2019 (the “2019 Annual Report”), for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended December 31,		Six Months Ended December 31,
		2019	2018	2019	2018
Revenues	(Note 3)	$968.7	$953.4	$1,917.2	$1,926.2
Operating expenses:
Cost of revenues		780.9	734.0	1,508.4	1,473.0
Selling, general and administrative expenses		161.0	141.2	309.0	274.9
Total operating expenses		941.9	875.2	1,817.3	1,747.9
Operating income		26.8	78.2	99.9	178.3
Interest expense, net	(Note 5)	(13.9)	(10.7)	(27.0)	(20.4)
Other non-operating income (expenses), net		(2.4)	(3.2)	1.4	(4.4)
Earnings before income taxes		10.5	64.3	74.3	153.6
Provision for income taxes	(Note 14)	0.4	14.4	8.3	27.0
Net earnings		$10.1	$49.9	$66.0	$126.6

Basic earnings per share		$0.09	$0.43	$0.58	$1.09
Diluted earnings per share		$0.09	$0.42	$0.56	$1.06

Weighted-average shares outstanding:
Basic	(Note 4)	114.7	116.3	114.5	116.3
Diluted	(Note 4)	117.2	119.1	117.1	119.4

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net earnings	$10.1	$49.9	$66.0	$126.6
Other comprehensive income (loss), net:
Foreign currency translation adjustments	11.4	(6.1)	2.8	(16.1)
Pension and post-retirement liability adjustment, net of taxes of $(0.1) and $(0.1) for the three months ended December 31, 2019 and 2018, respectively; and $(0.2) and $(0.1) for the six months ended December 31, 2019 and 2018, respectively	0.4	0.4	0.7	0.4
Total other comprehensive income (loss), net	11.8	(5.7)	3.5	(15.7)
Comprehensive income	$21.9	$44.2	$69.5	$110.9

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		December 31, 2019	June 30, 2019
Assets
Current assets:
Cash and cash equivalents		$234.0	$273.2
Accounts receivable, net of allowance for doubtful accounts of $2.7 and $2.6, respectively		616.0	664.0
Other current assets		160.7	105.2
Total current assets		1,010.6	1,042.3
Property, plant and equipment, net		137.5	189.0
Goodwill		1,660.8	1,500.0
Intangible assets, net		611.2	556.2
Other non-current assets	(Note 9)	964.5	593.1
Total assets		$4,384.6	$3,880.7
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	(Note 11)	$399.5	$—
Payables and accrued expenses	(Note 10)	615.4	711.7
Contract liabilities		109.9	90.9
Total current liabilities		1,124.8	802.6
Long-term debt	(Note 11)	1,449.3	1,470.4
Deferred taxes		98.9	86.7
Contract liabilities		150.3	160.7
Other non-current liabilities	(Note 12)	435.9	232.8
Total liabilities		3,259.2	2,753.2
Commitments and contingencies	(Note 15)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 114.8 and 114.3 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,150.1	1,109.3
Retained earnings		2,030.1	2,087.7
Treasury stock, at cost: 39.7 and 40.2 shares, respectively		(1,988.7)	(1,999.8)
Accumulated other comprehensive loss	(Note 16)	(67.7)	(71.2)
Total stockholders’ equity		1,125.4	1,127.5
Total liabilities and stockholders’ equity		$4,384.6	$3,880.7

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended December 31,
	2019	2018
Cash Flows From Operating Activities
Net earnings	$66.0	$126.6
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	41.4	42.5
Amortization of acquired intangibles and purchased intellectual property	58.4	43.2
Amortization of other assets	49.7	44.6
Write-down of long-lived assets	31.8	—
Stock-based compensation expense	30.3	29.4
Deferred income taxes	(0.8)	(10.0)
Other	(12.9)	(13.4)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Decrease in Accounts receivable, net	53.2	11.0
Increase in Other current assets	(38.5)	(12.1)
Decrease in Payables and accrued expenses	(155.0)	(158.4)
Increase in Contract liabilities	11.5	13.3
Non-current assets and liabilities:
Increase in Other non-current assets	(167.7)	(87.3)
Increase in Other non-current liabilities	44.0	52.8
Net cash flows provided by operating activities	11.5	82.1
Cash Flows From Investing Activities
Capital expenditures	(31.6)	(21.0)
Software purchases and capitalized internal use software	(11.4)	(9.3)
Acquisitions, net of cash acquired	(269.6)	—
Other investing activities	(18.7)	(1.8)
Net cash flows used in investing activities	(331.2)	(32.0)
Cash Flows From Financing Activities
Debt proceeds	1,226.1	210.0
Debt repayments	(841.8)	(70.0)
Dividends paid	(117.2)	(99.0)
Purchases of Treasury stock	—	(120.3)
Proceeds from exercise of stock options	21.6	19.1
Other financing activities	(8.3)	(1.8)
Net cash flows provided by (used in) financing activities	280.5	(61.9)
Effect of exchange rate changes on Cash and cash equivalents	—	(2.3)
Net change in Cash and cash equivalents	(39.2)	(14.1)
Cash and cash equivalents, beginning of period	273.2	263.9
Cash and cash equivalents, end of period	$234.0	$249.8
Supplemental disclosure of cash flow information:
Cash payments made for interest	$27.5	$20.6
Cash payments made for income taxes, net of refunds	$60.6	$61.6
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$10.6	$1.8

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, September 30, 2019	154.5	$1.6	$1,131.1	$2,082.0	$(1,991.6)	$(79.5)	$1,143.4
Comprehensive income (loss)	—	—	—	10.1	—	11.8	21.9
Stock option exercises	—	—	3.7	—	—	—	3.7
Stock-based compensation	—	—	18.4	—	—	—	18.4
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	—	—	—
Treasury stock reissued (0.1 shares)	—	—	(2.9)	—	2.9	—	—
Common stock dividends ($0.54 per share)	—	—	—	(62.0)	—	—	(62.0)
Balances, December 31, 2019	154.5	$1.6	$1,150.1	$2,030.1	$(1,988.7)	$(67.7)	$1,125.4

	Six Months Ended December 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2019	154.5	$1.6	$1,109.3	$2,087.7	$(1,999.8)	$(71.2)	$1,127.5
Comprehensive income (loss)	—	—	—	66.0	—	3.5	69.5
Cumulative effect of changes in accounting principles (a)	—	—	—	0.2	—	—	0.2
Stock option exercises	—	—	21.9	—	—	—	21.9
Stock-based compensation	—	—	30.1	—	—	—	30.1
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	—	—	—
Treasury stock reissued (0.5 shares)	—	—	(11.1)	—	11.1	—	—
Common stock dividends ($1.08 per share)	—	—	—	(123.8)	—	—	(123.8)
Balances, December 31, 2019	154.5	$1.6	$1,150.1	$2,030.1	$(1,988.7)	$(67.7)	$1,125.4
See Notes to Condensed Consolidated Financial Statements.

	Three Months Ended December 31, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, September 30, 2018	154.5	$1.6	$1,069.1	$1,850.0	$(1,623.2)	$(63.5)	$1,234.0
Comprehensive income (loss)	—	—	—	49.9	—	(5.7)	44.2
Stock option exercises	—	—	1.0	—	—	—	1.0
Stock-based compensation	—	—	18.7	—	—	—	18.7
Treasury stock acquired (1.1 shares)	—	—	—	—	(119.2)	—	(119.2)
Treasury stock reissued (0.1 shares)	—	—	(1.0)	—	1.0	—	—
Common stock dividends ($0.485 per share)	—	—	—	(56.1)	—	—	(56.1)
Balances, December 31, 2018	154.5	$1.6	$1,087.8	$1,843.8	$(1,741.4)	$(69.2)	$1,122.6

	Six Months Ended December 31, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2018	154.5	$1.6	$1,048.5	$1,727.0	$(1,630.8)	$(51.9)	$1,094.3
Comprehensive income (loss)	—	—	—	126.6	—	(15.7)	110.9
Cumulative effect of changes in accounting principles (b)	—	—	—	102.8	—	(1.5)	101.3
Stock option exercises	—	—	19.6	—	—	—	19.6
Stock-based compensation	—	—	29.4	—	—	—	29.4
Treasury stock acquired (1.1 shares)	—	—	—	—	(120.3)	—	(120.3)
Treasury stock reissued (0.5 shares)	—	—	(9.6)	—	9.6	—	—
Common stock dividends ($0.97 per share)	—	—	—	(112.6)	—	—	(112.6)
Balances, December 31, 2018	154.5	$1.6	$1,087.8	$1,843.8	$(1,741.4)	$(69.2)	$1,122.6
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
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
A. Description of Business. Broadridge Financial Solutions, Inc., (“Broadridge” or the “Company”) a Delaware corporation and a part of the S&P 500® Index, is a global financial technology leader providing investor communications and technology-driven solutions to banks, broker-dealers, asset and wealth managers and corporate issuers. Broadridge’s services include investor communications, securities processing, data and analytics, and customer communications solutions. Broadridge serves a large and diverse client base across four client groups: banks/broker-dealers, asset management firms/mutual funds, wealth management firms and corporate issuers. For capital markets firms, Broadridge helps clients lower costs and improve the effectiveness of their trade and account processing operations with support for their front-, middle- and back-office operations, and their administration, finance, risk and compliance requirements. Broadridge serves asset management firms by meeting their critical needs for shareholder communications and by providing investment operations technology to support their investment decisions. For wealth management clients, Broadridge provides an integrated platform with tools that create a better investor experience, while also delivering a more streamlined, efficient, and effective advisory servicing process. For Broadridge’s corporate issuer clients, Broadridge helps manage every aspect of their shareholder communications, including registered and beneficial proxy processing, annual meeting support, transfer agency services and financial disclosure document creation, management and SEC filing services.
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
In addition, Broadridge provides a comprehensive wealth management platform that offers capabilities across the entire wealth management lifecycle and streamlines all aspects of wealth management services, including account management, fee management and client on-boarding. The wealth management platform also enables financial advisors, wealth managers, and insurance agents to better engage with customers through digital marketing and customer communications tools. Broadridge integrates data, content and technology to drive new customer acquisition and cross-sell opportunities through the creation of sales and educational content, including seminars as well as customizable advisor websites, search engine marketing and electronic and print newsletters.
Through Broadridge’s Managed Services, Broadridge provides business process outsourcing services that support the operations of its buy- and sell-side clients’ businesses and combine its technology with its operations expertise to support the entire trade lifecycle and provide front-, middle- and back-office solutions. Broadridge also provides buy-side technology solutions for the global investment management industry through its asset management solutions, including front-, middle- and back-office solutions for hedge funds, family offices, investment managers and the providers that service this space.
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with SEC requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed on August 6, 2019 with the SEC. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at December 31, 2019 and June 30, 2019, the results of its operations for the three and six months ended December 31, 2019 and 2018, its cash flows for the six months ended December 31, 2019 and 2018, and its changes in stockholders’ equity for the three and six months ended December 31, 2019 and 2018. Certain prior period amounts have been reclassified to conform to the current year presentation where applicable, except as it relates to Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02 “Leases” (“ASU No. 2016-02”) and its related amendments, as described further below.
Effective July 1, 2019, the Company adopted ASU No. 2016-02, as amended, by recognizing a right-of-use (“ROU”) asset and corresponding lease liability, along with a cumulative-effect adjustment to the opening balance of retained earnings, in the period of adoption. Under this method of adoption, the Company has not restated the prior period Condensed Consolidated Financial Statements presented to the current period presentation. Additional information about the impact of the Company's adoption of ASU No. 2016-02, as amended, is included in Note 2, “New Accounting Pronouncements” and Note 8, “Leases.”
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
E. Subsequent Events. Refer to Note 18, “Subsequent Events” for a description of the Company’s subsequent events.
NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, as subsequently amended by ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” and ASU No. 2018-20, “Leases (Topic 842): Narrow Scope Improvements for Lessors" (collectively referred to herein as “ASU No. 2016-02, as amended”). Under ASU No. 2016-02, as amended, all lease arrangements, with certain limited exceptions, exceeding a twelve-month term must now be recognized as assets and liabilities on the balance sheet of the lessee by recording a ROU asset and corresponding lease obligation generally equal to the present value of the future lease payments over the lease term. Further, the income statement will reflect lease expense for leases classified as operating and amortization/interest expense for leases classified as financing, determined using classification criteria substantially similar to the current lease guidance for distinguishing between an operating and capital lease. ASU No. 2016-02, as amended, also contains certain additional qualitative and quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. ASU No. 2016-02, as amended, was effective for the Company in the first quarter of fiscal year 2020 and could have been adopted using either a modified retrospective basis which required adjustment to all comparative periods presented in the consolidated financial statements, or by recognizing a cumulative-effect adjustment to the opening balance of retained earnings at the date of initial application.
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
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU No. 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements under GAAP for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU No. 2018-15 will be effective for the Company beginning in the first quarter of fiscal year 2021. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance. The pending adoption of this guidance is not expected to have a material impact on the Company's Condensed Consolidated Financial Statements.

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

	Three Months Ended December 31,		Six Months Ended December 31,

	2019	2018	2019	2018
	(In millions)		(In millions)
Investor Communication Solutions
Equity proxy	$42.2	$41.7	$72.0	$72.7
Mutual fund and exchange traded funds (“ETF”) interims	65.1	60.7	130.5	118.5
Customer communications and fulfillment	176.6	182.6	347.5	357.5
Other ICS	83.5	71.9	166.7	145.3
Total ICS Recurring fee revenues	367.5	357.0	716.7	694.0

Equity and other	15.3	19.5	32.8	43.6
Mutual funds	15.7	28.6	38.3	81.4
Total ICS Event-driven fee revenues	31.0	48.1	71.1	125.1

Distribution revenues	317.0	322.7	630.3	663.7

Total ICS Revenues	$715.6	$727.8	$1,418.2	$1,482.8

Global Technology and Operations
Equities and other	$237.2	$206.8	$468.1	$405.3
Fixed income	43.7	40.1	86.8	80.1
Total GTO Recurring fee revenues	280.9	247.0	554.8	485.4

Foreign currency exchange	(27.8)	(21.4)	(55.8)	(42.0)

Total Revenues	$968.7	$953.4	$1,917.2	$1,926.2

Revenues by Type
Recurring fee revenues	$648.4	$603.9	$1,271.6	$1,179.5
Event-driven fee revenues	31.0	48.1	71.1	125.1
Distribution revenues	317.0	322.7	630.3	663.7
Foreign currency exchange	(27.8)	(21.4)	(55.8)	(42.0)
Total Revenues	$968.7	$953.4	$1,917.2	$1,926.2
Contract Balances
The following table provides information about contract assets and liabilities:

	December 31, 2019	June 30, 2019
	(In millions)
Contract assets	$67.5	$47.5
Contract liabilities	$260.2	$251.6

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

During the six months ended December 31, 2019, contract assets increased primarily due to an increase in software term license revenues recognized but not yet invoiced, while contract liabilities increased primarily due to recent acquisitions and the timing of client payments vis-a-vis the timing of revenue recognized. The Company recognized $102.2 million of revenue during the six months ended December 31, 2019 that was included in the contract liability balance as of June 30, 2019.

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
The computation of diluted EPS excluded options of less than 0.1 million to purchase Broadridge common stock for the three months ended December 31, 2019, and options of less than 0.1 million to purchase Broadridge common stock for the six months ended December 31, 2019, as the effect of their inclusion would have been anti-dilutive.
The computation of diluted EPS excluded options of 0.6 million to purchase Broadridge common stock for the three months ended December 31, 2018, and options of less than 0.1 million to purchase Broadridge common stock for the six months ended December 31, 2018, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Weighted-average shares outstanding:
Basic	114.7	116.3	114.5	116.3
Common stock equivalents	2.5	2.8	2.6	3.1
Diluted	117.2	119.1	117.1	119.4

NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(In millions)
Interest expense on borrowings	$(15.5)	$(11.3)	$(29.7)	$(21.6)
Interest income	1.6	0.6	2.7	1.2
Interest expense, net	$(13.9)	$(10.7)	$(27.0)	$(20.4)

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

The following represents the fiscal year 2020 acquisitions:

Fiscal Year 2020 Acquisitions:

BUSINESS COMBINATIONS

Financial information on each transaction is as follows:

	Shadow Financial	Fi360	Clear-Structure	Total
	(In millions)
Cash payments, net of cash acquired	$35.7	$116.1	$59.5	$211.3
Deferred payments, net	3.0	3.5	2.5	9.0
Contingent consideration liability	—	—	7.0	7.0
Aggregate purchase price	$38.7	$119.6	$69.0	$227.3

Net tangible assets acquired / (liabilities assumed)	$0.2	$(13.9)	$1.4	$(12.3)
Goodwill	17.4	92.1	42.6	152.0
Intangible assets	21.1	41.5	25.0	87.6
Aggregate purchase price	$38.7	$119.6	$69.0	$227.3

Shadow Financial Systems, Inc. (“Shadow Financial”)
In October 2019, the Company completed the acquisition of Shadow Financial, a provider of multi-asset class post-trade solutions for the capital markets industry. The acquisition builds upon Broadridge’s post-trade processing capabilities by adding a market-ready solution for exchanges, inter-dealer brokers and proprietary trading firms. In addition, the acquisition adds capabilities across exchange traded derivatives and cryptocurrency.
•Goodwill is tax deductible.
•Intangible assets acquired consist primarily of customer relationships and software technology, which are being amortized over a seven-year life and five-year life, respectively.
The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the acquired business’ assets and liabilities, and is still subject to a working capital adjustment.

Fi360, Inc. (“Fi360”)
In November 2019, the Company completed the acquisition of Fi360, a provider of fiduciary and Regulation Best Interest solutions for the wealth and retirement industry, including the accreditation and continuing education for the Accredited Investment Fiduciary® Designation, the leading designation focused on fiduciary responsibility. The acquisition is expected to enhance Broadridge’s retirement solutions by providing wealth and retirement advisors with fiduciary tools that will complement its Matrix trust and trading platform. The acquisition also is expected to further strengthen Broadridge’s data and analytics tools and solutions suite that enable asset managers to grow their businesses by providing greater transparency into the retirement market.
•Goodwill is not tax deductible.
•Intangible assets acquired consist primarily of customer relationships and software technology, which are being amortized over a seven-year life and five-year life, respectively.

The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the acquired business’ assets and liabilities, and is still subject to a working capital adjustment.

ClearStructure Financial Technology, LLC (“ClearStructure”)
In November 2019, the Company acquired ClearStructure, a global provider of portfolio management solutions for the private debt markets. ClearStructure’s component services are expected to enhance Broadridge’s existing multi-asset class, front-to-back office asset management technology suite, providing Broadridge clients with a capability to access the public and private markets.
•The contingent consideration liability is payable through fiscal year 2023 upon the achievement by the acquired business of certain revenue targets, and has a maximum potential pay-out of $12.5 million upon the achievement in full of the defined financial targets by the acquired business.
•Goodwill is primarily tax deductible.
•Intangible assets acquired consist primarily of customer relationships and software technology.
The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the acquired business’ assets and liabilities, and is still subject to a working capital adjustment.

The following represents the fiscal year 2019 acquisitions:

Fiscal Year 2019 Acquisitions:

BUSINESS COMBINATIONS

Financial information on each transaction is as follows:

	Rockall	RPM	TD Ameritrade*	Total
	(In millions)
Cash payments, net of cash acquired	$34.9	$258.3	$61.5	$354.7
Deferred payments, net	0.5	45.0	—	45.5
Contingent consideration liability	7.0	0.8	—	7.9
Aggregate purchase price	$42.4	$304.1	$61.5	$408.0

Net tangible assets acquired / (liabilities assumed)	$(2.5)	$10.8	$—	$8.3
Goodwill	30.7	181.6	27.1	239.4
Intangible assets	14.2	111.7	34.4	160.3
Aggregate purchase price	$42.4	$304.1	$61.5	$408.0

* Broadridge acquired the retirement plan custody and trust assets from TD Ameritrade Trust Company.
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
Retirement Plan Custody and Trust Assets from TD Ameritrade
In June 2019, Broadridge acquired the retirement plan custody and trust assets from TD Ameritrade Trust Company, a subsidiary of TD Ameritrade Holding Company. The acquisition expands Broadridge’s suite of solutions for the growing qualified and non-qualified retirement plan services market and the support it provides for third-party administrators, financial advisors, record-keepers, banks, and brokers.
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

The following tables set forth the Company’s financial assets and liabilities at December 31, 2019 and June 30, 2019, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents:
Money market funds (a)	$42.4	$—	$—	$42.4
Other current assets:
Securities	0.4	—	—	0.4
Other non-current assets:
Securities	99.7	—	—	99.7
Total assets as of December 31, 2019	$142.5	$—	$—	$142.5
Liabilities:
Contingent consideration obligations	—	—	33.0	33.0
Total liabilities as of December 31, 2019	$—	$—	$33.0	$33.0

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents:
Money market funds (a)	$68.1	$—	$—	$68.1
Other current assets:
Securities	0.4	—	—	0.4
Other non-current assets:
Securities	81.8	—	—	81.8
Total assets as of June 30, 2019	$150.3	$—	$—	$150.3
Liabilities:
Contingent consideration obligations	—	—	28.4	28.4
Total liabilities as of June 30, 2019	$—	$—	$28.4	$28.4
_________
(a)Money market funds include money market deposit account balances of $23.0 million and $30.1 million as of December 31, 2019 and June 30, 2019, respectively.

In addition, the Company has non-marketable securities with a carrying amount of $32.1 million and $12.9 million as of December 31, 2019 and June 30, 2019, respectively, that are classified as Level 2 financial assets and included as part of Other non-current assets on the Condensed Consolidated Balance Sheets.
The following table sets forth an analysis of changes during the three and six months ended December 31, 2019 and 2018, respectively, in Level 3 financial liabilities of the Company:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(In millions)
Beginning balance	$26.5	$18.1	$28.4	$18.6
Additional contingent consideration incurred	7.0	—	7.0	—
Net increase (decrease) in contingent consideration liability	—	—	—	—
Foreign currency impact on contingent consideration liability	0.1	(0.2)	(0.3)	(0.6)
Payments	(0.6)	(0.4)	(2.1)	(0.6)
Ending balance	$33.0	$17.4	$33.0	$17.4
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.
NOTE 8. LEASES
The Company’s leases consist primarily of real estate leases in locations where the Company maintains operations, and are classified as operating leases.
The Company evaluates each lease and service arrangement at inception to determine if the arrangement is, or contains, a lease. A lease exists if the Company obtains substantially all of the economic benefits of and has the right to control the use of an asset for a period of time. The lease term begins on the commencement date, which is the date the Company takes possession of the leased property and also classifies the lease as either operating or finance, and may include options to extend or terminate the lease if exercise of the option to extend or terminate the lease is considered to be reasonably certain. The Company’s options to extend or terminate a lease generally do not exceed five years. The lease term is used both to determine lease classification as an operating or finance lease and to calculate straight-line lease expense for operating leases. The weighted average remaining operating lease term as of December 31, 2019 was 8.9 years.
ROU assets represent the Company’s right to use an underlying asset for the lease term while lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. ROU assets also include prepaid lease payments and exclude lease incentives received. Certain leases require the Company to pay taxes, insurance, maintenance, and/or other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature (e.g. based on actual costs incurred). These variable lease costs are recognized as a variable lease expense when incurred. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to measure the lease liability and the associated ROU asset at commencement date. The incremental borrowing rate was determined based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate. The weighted average discount rate used in measurement of the Company’s operating lease liabilities as of December 31, 2019 was 3.1%.

Supplemental Balance Sheet Information

December 31, 2019
(In millions)
Assets:
Operating lease ROU assets (a)	$235.8

Liabilities:
Operating lease liabilities (a) - Current	$29.9
Operating lease liabilities (a) - Non-current	222.9
Total Operating lease liabilities	$252.9
_________
(a)Operating lease assets are included within Other non-current assets, and operating lease liabilities are included within Payables and accrued expenses (current portion) and Other non-current liabilities (non-current portion) in the Company’s Condensed Consolidated Balance Sheets as of December 31, 2019.

Components of Lease Cost (a)

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
	(In millions)
Operating lease cost	$9.9	18.1
Variable lease cost	$5.9	12.0
_________
(a)Lease cost is included within Cost of revenues and Selling, general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s Condensed Consolidated Statements of Earnings.

Supplemental Cash Flow Information

Six Months Ended December 31, 2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$12.5
ROU assets obtained in exchange for operating lease liabilities	$15.3

Maturity of Lease Liabilities under Accounting Standards Codification (“ASC”) 842 (Leases)
Future rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows at December 31, 2019:

Operating Leases (a)
Years Ending June 30,	(In millions)
2020	$19.4
2021	37.3
2022	33.9
2023	32.0
2024	29.9
Thereafter	135.8
Total lease payments	288.4
Less: Discount Amount	35.5
Present value of operating lease liabilities	$252.9
_________
(a)Operating lease payments exclude $103.4 million of legally binding lease payments for real estate leases signed but not yet commenced. Operating leases that have been signed but not yet commenced are expected to commence in the third quarter of fiscal 2020, with a lease term of 15 years.

Maturity of Lease Liabilities under ASC 840 (Leases)
Future minimum rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows at June 30, 2019:

Years Ending June 30,	(In millions)
2020	$46.8
2021	45.2
2022	39.5
2023	35.9
2024	34.7
Thereafter	204.4
Total lease payments	$406.5

Rent expense for all operating leases was $49.0 million and $50.4 million during the year ended June 30, 2019 and 2018, respectively.

NOTE 9. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	December 31, 2019	June 30, 2019
	(In millions)
Deferred client conversion and start-up costs	$339.0	$254.7
ROU assets (a)	235.8	—
Long-term investments	136.7	100.4
Deferred sales commissions costs	93.6	95.5
Contract assets	67.5	47.5
Deferred data center costs (b)	26.7	29.0
Long-term broker fees	38.1	35.3
Other	27.1	30.6
Total	$964.5	$593.1
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
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses during the three months ended December 31, 2019 and 2018, were $18.9 million and $16.8 million, respectively.
The total amount of deferred client conversion and start-up costs and deferred sales commission cost amortized in Operating expenses during the six months ended December 31, 2019 and 2018, were $36.2 million and $32.6 million, respectively.

NOTE 10. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	December 31, 2019	June 30, 2019
	(In millions)
Accounts payable	$92.7	$133.7
Employee compensation and benefits	173.7	232.2
Accrued broker fees	49.2	87.0
Accrued taxes	22.1	68.9
Accrued dividend payable	62.0	55.4
Managed services administration fees	63.2	53.1
Customer deposits	41.9	34.8
Operating lease liabilities	29.9	—
Other	80.8	46.6
Total	$615.4	$711.7

NOTE 11. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at December 31, 2019	Carrying value at December 31, 2019	Carrying value at June 30, 2019	Unused Available Capacity	Fair Value at December 31, 2019
			(In millions)
Current portion of long-term debt
Fiscal 2014 Senior Notes (a)	September 2020	$400.0	$399.5	$—	$—	$405.0
Total		$400.0	$399.5	$—	$—	$405.0

Long-term debt, excluding current portion
Fiscal 2019 Revolving Credit Facility:
U.S. dollar tranche	March 2024	$—	$—	$360.0	$1,100.0	$—
Multicurrency tranche	March 2024	212.2	212.2	215.7	187.8	212.2
Total Revolving Credit Facility		212.2	212.2	575.7	1,287.8	212.2

Fiscal 2014 Senior Notes (a)	September 2020	—	—	399.2	—	—
Fiscal 2016 Senior Notes	June 2026	500.0	495.8	495.5	—	522.0
Fiscal 2020 Senior Notes	December 2029	750.0	741.3	—	—	749.9
Total Senior Notes		1,250.0	1,237.1	894.7	—	1,271.9

Total long-term debt		$1,462.2	$1,449.3	$1,470.4	$1,287.8	$1,484.1

Total debt		$1,862.2	$1,848.8	$1,470.4	$1,287.8	$1,889.1
_________
(a) The Fiscal 2014 Senior Notes were reclassified from Long-term debt to Current portion of long-term debt in September 2019 to reflect the remaining maturity of less than a year.

Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2020	2021	2022	2023	2024	Thereafter	Total
(in millions)	$—	$400.0	$—	$—	$212.2	$1,250.0	$1,862.2

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
The weighted-average interest rate on the Revolving Credit Facilities was 2.80% and 2.95% for the three and six months ended December 31, 2019 and 3.24% and 3.13% for the three and six months ended December 31, 2018. The fair value of the variable-rate Fiscal 2019 Revolving Credit Facility borrowings at December 31, 2019 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Borrowings under the Fiscal 2019 Revolving Credit Facility can be made in tranches up to 360 days and bear interest at LIBOR plus 101.5 basis points. In addition, the Fiscal 2019 Revolving Credit Facility has an annual facility fee equal to 11.0 basis points on the entire facility. The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2019 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2019 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At December 31, 2019, the Company is in compliance with all covenants of the Fiscal 2019 Revolving Credit Facility.

Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1st and September 1st each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At December 31, 2019, the Company is in compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2014 Senior Notes at December 31, 2019 and June 30, 2019 was $405.0 million and $405.4 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At December 31, 2019, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at December 31, 2019 and June 30, 2019 was $522.0 million and $509.8 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At December 31, 2019, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at December 31, 2019 was $749.9 million, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2019 Revolving Credit Facility, Fiscal 2014 Senior Notes, Fiscal 2016 Senior Notes and Fiscal 2020 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of December 31, 2019 and June 30, 2019, there were no outstanding borrowings under these lines of credit.
NOTE 12. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	December 31, 2019	June 30, 2019
	(In millions)
Operating lease liabilities	$222.9	$—
Post-employment retirement obligations	140.0	130.8
Non-current income taxes	41.0	40.5
Acquisition related contingencies	15.8	26.3
Other	16.2	35.3
Total	$435.9	$232.8

NOTE 13. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended December 31, 2019 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at October 1, 2019	3,831,624	$65.18	814,602	$91.99	320,459	$97.91
Granted	22,211	119.37	308,004	119.35	100,602	119.72
Exercise of stock options (a)	(115,131)	31.78	—	—	—	—
Vesting of restricted stock units	—	—	(15,379)	43.58	—	—
Expired/forfeited	(13,712)	93.88	(18,249)	108.54	(1,333)	100.44
Balances at December 31, 2019 (b),(c)	3,724,992	$66.43	1,088,978	$100.14	419,728	$103.13
____________
(a)Stock options exercised during the period of October 1, 2019 through December 31, 2019 had an aggregate intrinsic value of $10.2 million.

(b)As of December 31, 2019, the Company’s outstanding vested and currently exercisable stock options using the December 31, 2019 closing stock price of $123.54 (approximately 1.9 million shares) had an aggregate intrinsic value of $148.3 million with a weighted-average exercise price of $46.60 and a weighted-average remaining contractual life of 4.7 years. The total of all stock options outstanding as of December 31, 2019 have a weighted-average remaining contractual life of 6.3 years.

(c)As of December 31, 2019, time-based restricted stock units and performance-based restricted stock units expected to vest using the December 31, 2019 closing stock price of $123.54 (approximately 1.0 million and 0.4 million shares, respectively) had an aggregate intrinsic value of $128.1 million and $50.5 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.

The activity related to the Company's incentive equity awards for the six months ended December 31, 2019 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at July 1, 2019	4,201,614	$63.85	819,299	$92.15	325,777	$97.43
Granted	22,211	119.37	312,124	119.36	100,602	119.72
Exercise of stock options (a)	(480,104)	45.56	—	—	—	—
Vesting of restricted stock units	—	—	(15,791)	44.95	—	—
Expired/forfeited	(18,729)	85.48	(26,654)	112.46	(6,651)	74.70
Balances at December 31, 2019	3,724,992	$66.43	1,088,978	$100.14	419,728	$103.13
____________
(a)Stock options exercised during the period of July 1, 2019 through December 31, 2019 had an aggregate intrinsic value of $38.3 million.

The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $18.5 million and $18.6 million, as well as related expected tax benefits of $4.0 million and $4.2 million were recognized for the three months ended December 31, 2019 and 2018, respectively. Stock-based compensation expense of $30.3 million and $29.4 million, as well as related expected tax benefits of $6.6 million and $6.6 million were recognized for the six months ended December 31, 2019 and 2018, respectively.
As of December 31, 2019, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $12.1 million and $67.7 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.4 years and 1.8 years, respectively.
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
NOTE 14. INCOME TAXES
The provision for income taxes for the three and six months ended December 31, 2019 was $0.4 million and $8.3 million, respectively, compared to $14.4 million and $27.0 million for the three and six months ended December 31, 2018, respectively.
The effective tax rate for the three and six months ended December 31, 2019 was 3.8% and 11.2%, respectively, compared to 22.4% and 17.6% for the three and six months ended December 31, 2018, respectively.
The decrease in the effective tax rate for the three months ended December 31, 2019 was primarily driven by the impact of discrete tax items relative to pre-tax income, including excess tax benefits of $2.2 million for the three months ended December 31, 2019 compared to $0.8 million for the three months ended December 31, 2018.
The decrease in the effective tax rate for the six months ended December 31, 2019 was primarily driven by the impact of discrete tax items relative to pre-tax income, including excess tax benefits of $7.9 million for the six months ended December 31, 2019 compared to $7.9 million for the six months ended December 31, 2018.
NOTE 15. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
In March 2010, the Company and IBM entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022, but a two-year extension was signed in March 2015, amending the expiration date to June 30, 2024. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended IT Services Agreement at December 31, 2019 are $263.4 million through fiscal year 2027, the final year of the Amended IT Services Agreement.

In December 2019, the Company and IBM entered into an information technology agreement for private cloud services (the “IBM Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The IBM Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the IBM Private Cloud Agreement, the Company expects that certain of its employees will become employees of IBM or one of its affiliates, and that such transferred employees will continue providing services to the Company on behalf of IBM under the IBM Private Cloud Agreement. Pursuant to the IBM Private Cloud Agreement, the Company has agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide along with the Company’s maintenance agreements (“Maintenance Contracts”) associated with the Hardware to IBM. The transfer of the Hardware and Maintenance Contracts to IBM is expected to close no later than September 30, 2020. The Company concluded that the Hardware qualifies as assets held for sale since the Company has committed to a plan of disposal expected to be completed within a year, and therefore, has recorded the Hardware at fair value less costs to dispose based on the expected selling price to IBM (a Level 3 fair value measurement as defined in Note 7, “Fair Value of Financial Instruments”). Accordingly, the Company recorded a non-cash pre-tax charge of $31.8 million equal to the difference between the Hardware’s carrying value and estimated fair value less costs to dispose, included as part of Cost of revenues on the Company’s Condensed Consolidated Statements of Earnings and is included in Other for purposes of the Company's segment reporting. As of December 31, 2019, the Hardware classified as assets held for sale has a carrying amount of approximately $18.0 million and is included in the Company’s Other current assets line item on the Condensed Consolidated Balance Sheets. Fixed minimum commitments remaining under the IBM Private Cloud Agreement at December 31, 2019 are $242.8 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premise solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at December 31, 2019 are $26.3 million through fiscal year 2029, the final year of the contract.
Investments
The Company contributed $1.5 million to an equity method investment during the six months ended December 31, 2019, and has a remaining commitment of $0.2 million to fund this investment at December 31, 2019. At December 31, 2019, the Company also has a future commitment to fund $3.9 million to one of the Company’s investees.
Other
In the normal course of business, the Company is subject to various claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material impact on its financial condition, results of operations or cash flows.
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at December 31, 2019 or at June 30, 2019.
In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect wholly-owned subsidiary, which is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At December 31, 2019, BBPO was in compliance with this net capital requirement.

BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires BBPO to maintain a minimum net capital amount. At December 31, 2019, BBPO was in compliance with this net capital requirement.
In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At December 31, 2019, Matrix Trust Company was in compliance with its capital requirements.
NOTE 16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three and six months ended December 31, 2019, and 2018, respectively:

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Total
	(In millions)
Balances at October 1, 2019	$(66.9)	$(12.6)	$(79.5)
Other comprehensive income/(loss) before reclassifications	11.4	—	11.4
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.4	0.4
Balances at December 31, 2019	$(55.5)	$(12.2)	$(67.7)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Total
	(In millions)
Balances at October 1, 2018	$(53.3)	$(10.2)	$(63.5)
Other comprehensive income/(loss) before reclassifications	(6.1)	0.4	(5.7)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	—
Balances at December 31, 2018	$(59.3)	$(9.8)	$(69.2)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2019	$(58.3)	$(12.9)	$(71.2)
Other comprehensive income/(loss) before reclassifications	2.8	—	2.8
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.7	0.7
Balances at December 31, 2019	$(55.5)	$(12.2)	$(67.7)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2018	$(43.2)	$(10.2)	$(53.5)
Other comprehensive income/(loss) before reclassifications	(16.1)	0.4	(15.7)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	—
Balances at December 31, 2018	$(59.3)	$(9.8)	$(69.2)

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
In connection with an organizational change made in the first quarter of fiscal year 2020, in order to further align our portfolio of services, the results for the Company's wealth management Advisor Solutions services that were previously reported in our Investor Communication Solutions reportable segment are now reported within the Global Technology and Operations reportable segment. As a result, our prior period segment results for the three and six months ended December 31, 2018 have been revised to reflect this change, which resulted in transferring $10.4 million of revenues and $0.3 million of earnings before income taxes between reportable segments for the three months ended December 31, 2018 and $21.1 million of revenues and $0.4 million earnings before income taxes between reportable segments for the six months ended December 31, 2018.
Segment results:

	Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(In millions)
Investor Communication Solutions	$715.6	$727.8	$1,418.2	$1,482.8
Global Technology and Operations	280.9	247.0	554.8	485.4
Foreign currency exchange	(27.8)	(21.4)	(55.8)	(42.0)
Total	$968.7	$953.4	$1,917.2	$1,926.2

	Earnings (Loss) before Income Taxes
	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(In millions)
Investor Communication Solutions	$22.1	$36.8	$45.1	$95.6
Global Technology and Operations	49.0	47.5	105.5	94.1
Other	(68.1)	(27.9)	(89.3)	(51.0)
Foreign currency exchange	7.5	7.9	13.0	15.0
Total	$10.5	$64.3	$74.3	$153.6

NOTE 18. SUBSEQUENT EVENTS
In January 2020, the Company signed an agreement to acquire FundsLibrary Limited (“FundsLibrary”), a leader in fund document and data dissemination in the European market. The combination of FundsLibrary’s capabilities with Broadridge’s existing regulatory communications offerings is expected to enable Broadridge to reduce complexity and cost for global fund managers, helping them to increase distribution opportunities and meet their regulatory requirements across multiple jurisdictions. The acquisition is expected to close in February 2020, with an expected purchase price of approximately $69 million net of cash acquired and subject to normal closing adjustments.

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
In addition, we provide a comprehensive wealth management platform that offers capabilities across the entire wealth management lifecycle and streamlines all aspects of wealth management services, including account management, fee management and client on-boarding. The wealth management platform also enables financial advisors, wealth managers, and insurance agents to better engage with customers through digital marketing and customer communications tools. We integrate data, content and technology to drive new customer acquisition and cross-sell opportunities through the creation of sales and educational content, including seminars as well as customizable advisor websites, search engine marketing and electronic and print newsletters.
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
Effective July 1, 2019, the Company adopted Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02, “Leases” and its related amendments (collectively referred to as “ASU 2016-02, as amended”) by recognizing a right-of-use (“ROU”) asset and corresponding lease liability, along with a cumulative-effect adjustment to the opening balance of retained earnings, in the period of adoption. Under this method of adoption, the Company has not restated the prior period Condensed Consolidated Financial Statements presented to the current period presentation. Additional information about the impact of the Company's adoption of ASU No. 2016-02, as amended is included in Note 2, “New Accounting Pronouncements” and Note 8, “Leases” to the Condensed Consolidated Financial Statements.

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
Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and six months ended December 31, 2019 compared to the three and six months ended December 31, 2018. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
“IBM Private Cloud Charges” represent a charge on the hardware assets to be transferred to International Business Machines Corporation (“IBM”) and other charges related to the information technology agreement for private cloud services the Company entered into with IBM (the “IBM Private Cloud Agreement”).
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the six months ended December 31, 2019, mutual fund proxy fee revenues were 58% lower compared to the six months ended December 31, 2018. During fiscal year 2019, mutual fund proxy fee revenues were 14% lower than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
Closed sales for the three months ended December 31, 2019 were $45.1 million, a decrease of $60.8 million or 57%, compared to $105.9 million for the three months ended December 31, 2018. Closed sales for the three months ended December 31, 2019 are net of an allowance adjustment of $1.9 million.
Closed sales for the six months ended December 31, 2019 were $82.7 million, a decrease of $41.6 million or 33%, compared to $124.3 million for the six months ended December 31, 2018. Closed sales for the six months ended December 31, 2019 are net of an allowance adjustment of $3.4 million.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended December 31, 2019 versus Three Months Ended December 31, 2018
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended December 31, 2019 and 2018, and the dollar and percentage changes between periods:

	Three Months Ended December 31,
			Change
	2019	2018	$	%
	(In millions, except per share amounts)
Revenues	$968.7	$953.4	$15.2	2
Cost of revenues	780.9	734.0	46.9	6
Selling, general and administrative expenses	161.0	141.2	19.8	14
Total operating expenses	941.9	875.2	66.7	8

Operating income	26.8	78.2	(51.4)	(66)
Margin	2.8%	8.2%
Interest expense, net	(13.9)	(10.7)	(3.1)	30
Other non-operating income (expenses), net	(2.4)	(3.2)	0.8	(25)
Earnings before income taxes	10.5	64.3	(53.8)	(84)
Provision for income taxes	0.4	14.4	(14.0)	(97)
Effective tax rate	3.8%	22.4%
Net earnings	$10.1	$49.9	$(39.8)	(80)
Basic earnings per share	$0.09	$0.43	$(0.34)	(79)
Diluted earnings per share	$0.09	$0.42	$(0.33)	(79)

Weighted average shares outstanding:
Basic	114.7	116.3
Diluted	117.2	119.1

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended December 31, 2019 and 2018, and the dollar and percentage changes between periods:

	Three Months Ended December 31,
			Change
	2019	2018	$	%
	(In millions)
Recurring fee revenues	$648.4	$603.9	$44.5	7
Event-driven fee revenues	31.0	48.1	(17.1)	(36)
Distribution revenues	317.0	322.7	(5.7)	(2)
Foreign currency exchange	(27.8)	(21.4)	(6.5)	30
Total	$968.7	$953.4	$15.2	2

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	4pts	(3)pts	6pts	7%

Revenues increased $15.2 million, or 2%, to $968.7 million from $953.4 million.
•Recurring fee revenue growth was primarily driven by acquisitions that were not in the prior year period.
•Event-driven fee revenues decreased $17.1 million primarily due to lower mutual fund proxy activity.
•Distribution revenues decreased $5.7 million primarily due to the decrease in event-driven fee revenues.
•The strengthening of the U.S. dollar against other currencies and the impact of the foreign currency translation from recent international acquisitions negatively impacted revenues by $6.5 million.
Total operating expenses. Operating expenses increased $66.7 million, or 8%, to $941.9 million from $875.2 million as a result of an increase in both cost of revenues and selling, general and administrative expenses:
•Cost of revenues - The increase of $46.9 million in cost of revenues primarily reflected charges associated with the IBM Private Cloud Agreement and higher operating costs from acquisitions.
•Selling, general and administrative expenses - The increase of $19.8 million in selling, general, and administrative expenses primarily reflected impact of acquisitions and higher depreciation and amortization expense.
•The strengthening of the U.S. dollar against other currencies and the impact of the foreign currency translation from recent international acquisitions positively impacted total operating expenses by $6.1 million.
Interest expense, net. Interest expense, net was $13.9 million, an increase of $3.1 million, from $10.7 million for the three months ended December 31, 2018. The increase of $3.1 million was due to an increase in interest expense from higher borrowings primarily related to acquisitions, partially offset by an increase in interest income.
Other non-operating income (expenses), net. Other non-operating expense, net for the three months ended December 31, 2019 was $2.4 million, compared to other non-operating expense, net of $3.2 million for the three months ended December 31, 2018. The decrease was primarily due to higher investment gains in the current period.
Provision for income taxes.
•Effective tax rate for the three months ended December 31, 2019 - 3.8%
•Effective tax rate for the three months ended December 31, 2018 - 22.4%
The decrease in the effective tax rate for the three months ended December 31, 2019 was primarily driven by the impact of discrete tax items relative to pre-tax income, including excess tax benefits of $2.2 million for the three months ended December 31, 2019 compared to $0.8 million for the three months ended December 31, 2018.

Six Months Ended December 31, 2019 versus Six Months Ended December 31, 2018
The table below presents Condensed Consolidated Statements of Earnings data for the six months ended December 31, 2019 and 2018, and the dollar and percentage changes between periods:

	Six Months Ended December 31,
			Change
	2019	2018	$	%
	(in millions, except per share amounts)
Revenues	$1,917.2	$1,926.2	$(9.0)	—
Cost of revenues	1,508.4	1,473.0	35.4	2
Selling, general and administrative expenses	309.0	274.9	34.1	12
Total operating expenses	1,817.3	1,747.9	69.4	4

Operating income	99.9	178.3	(78.4)	(44)
Margin	5.2%	9.3%
Interest expense, net	(27.0)	(20.4)	(6.6)	32
Other non-operating income (expenses), net	1.4	(4.4)	5.8	NM
Earnings before income taxes	74.3	153.6	(79.3)	(52)
Provision for income taxes	8.3	27.0	(18.6)	(69)
Effective tax rate	11.2%	17.6%
Net earnings	$66.0	$126.6	$(60.7)	(48)
Basic earnings per share	$0.58	$1.09	$(0.51)	(47)
Diluted earnings per share	$0.56	$1.06	$(0.50)	(47)

Weighted average shares outstanding:
Basic	114.5	116.3
Diluted	117.1	119.4
NM - Not meaningful

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the six months ended December 31, 2019 and 2018, and the dollar and percentage changes between periods:

	Six Months Ended December 31,
			Change
	2019	2018	$	%
	(In millions)
Recurring fee revenues	$1,271.6	$1,179.5	$92.1	8
Event-driven fee revenues	71.1	125.1	(53.9)	(43)
Distribution revenues	630.3	663.7	(33.4)	(5)
Foreign currency exchange	(55.8)	(42.0)	(13.8)	33
Total	$1,917.2	$1,926.2	$(9.0)	—

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	4pts	(2)pts	6pts	8%

Revenues decreased $9.0 million to $1,917.2 million from $1,926.2 million.
•Recurring fee revenue growth from acquisitions was primarily due to the acquisition of RPM Technologies, which includes software license sales.
•Event-driven fee revenues decreased $53.9 million primarily due to lower mutual fund proxy activity.
•Distribution revenues decreased $33.4 million primarily due to the decrease in event-driven fee revenues.
•The strengthening of the U.S. dollar against other currencies and the impact of the foreign currency translation from recent international acquisitions negatively impacted revenues by $13.8 million.
Total operating expenses. Operating expenses increased $69.4 million, or 4%, to $1,817.3 million from $1,747.9 million as a result of an increase in both cost of revenues and selling, general and administrative expenses:
•Cost of revenues - The increase of $35.4 million in cost of revenues primarily reflected higher operating costs from acquisitions and charges associated with the IBM Private Cloud Agreement, partially offset by lower distribution expenses.
•Selling, general and administrative expenses - The increase of $34.1 million in selling, general, and administrative expenses primarily reflected impact of acquisitions and higher depreciation and amortization expense.
•The strengthening of the U.S. dollar against other currencies and the impact of the foreign currency translation from recent international acquisitions positively impacted total operating expenses by $11.9 million.
Interest expense, net. Interest expense, net was $27.0 million, an increase of $6.6 million, from $20.4 million for the six months ended December 31, 2018. The increase of $6.6 million was due to an increase in interest expense from higher borrowings primarily related to acquisitions, partially offset by an increase in interest income.
Other non-operating income (expenses), net. Other non-operating income, net for the six months ended December 31, 2019 was $1.4 million, compared to other non-operating expense, net of $4.4 million for the six months ended December 31, 2018. The increased income was primarily due to higher investment gains in the current period.
Provision for income taxes.
•Effective tax rate for the six months ended December 31, 2019 - 11.2%
•Effective tax rate for the six months ended December 31, 2018 - 17.6%

The decrease in the effective tax rate for the six months ended December 31, 2019 was primarily driven by the impact of discrete tax items relative to pre-tax income, including excess tax benefits of $7.9 million for the six months ended December 31, 2019 and $7.9 million for the six months ended December 31, 2018.
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
In connection with an organizational change made in the first quarter of fiscal year 2020, in order to further align our portfolio of services, the results for the Company's wealth management Advisor Solutions services that were previously reported in our Investor Communication Solutions reportable segment are now reported within the Global Technology and Operations reportable segment. As a result, our prior period segment results for the three and six months ended December 31, 2018 have been revised to reflect this change, which resulted in transferring $10.4 million of revenues and $0.3 million of earnings before income taxes between reportable segments and $21.1 million of revenues and $0.4 million of earnings before income taxes between reportable segments, respectively.
Revenues

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2019	2018	$	%	2019	2018	$	%
	(In millions)
Investor Communication Solutions	$715.6	$727.8	$(12.2)	(2)	$1,418.2	$1,482.8	$(64.6)	(4)
Global Technology and Operations	280.9	247.0	33.9	14	554.8	485.4	69.4	14
Foreign currency exchange	(27.8)	(21.4)	(6.5)	30	(55.8)	(42.0)	(13.8)	33
Total	$968.7	$953.4	$15.2	2	$1,917.2	$1,926.2	$(9.0)	—

Earnings Before Income Taxes

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2019	2018	$	%	2019	2018	$	%
	(In millions)
Investor Communication Solutions	$22.1	$36.8	$(14.7)	(40)	$45.1	$95.6	$(50.5)	(53)
Global Technology and Operations	49.0	47.5	1.5	3	105.5	94.1	11.4	12
Other	(68.1)	(27.9)	(40.3)	144	(89.3)	(51.0)	(38.2)	75
Foreign currency exchange	7.5	7.9	(0.4)	(5)	13.0	15.0	(1.9)	(13)
Total	$10.5	$64.3	$(53.8)	(84)	$74.3	$153.6	$(79.3)	(52)

Investor Communication Solutions

Revenues for the three months ended December 31, 2019 decreased $12.2 million to $715.6 million from $727.8 million, and earnings before income taxes decreased $14.7 million to $22.1 million from $36.8 million.

Revenues for the six months ended December 31, 2019 decreased $64.6 million to $1,418.2 million from $1,482.8 million, and earnings before income taxes decreased $50.5 million to $45.1 million from $95.6 million.

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2019	2018	$	%	2019	2018	$	%
	(In millions)
Revenues
Recurring fee revenues	$367.5	$357.0	$10.6	3	$716.7	$694.0	$22.7	3
Event-driven fee revenues	31.0	48.1	(17.1)	(36)	71.1	125.1	(53.9)	(43)
Distribution revenues	317.0	322.7	(5.7)	(2)	630.3	663.7	(33.4)	(5)
Total	$715.6	$727.8	$(12.2)	(2)	$1,418.2	$1,482.8	$(64.6)	(4)

Earnings Before Income Taxes
Earnings before income taxes	$22.1	$36.8	$(14.7)	(40)	$45.1	$95.6	$(50.5)	(53)
Pre-tax Margin	3.1%	5.1%			3.2%	6.4%

	Points of Growth				Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	3pts	(3)pts	3pts	3%	3pts	(2)pts	2pts	3%
For the three months ended December 31, 2019:
•Recurring fees grew 3% driven by net new business and acquisition growth partially offset by internal growth. Internal growth was negatively impacted by lower volumes of communications related to mutual funds, which more than offset the impact of 6% position growth for mutual fund and exchange traded fund (“ETF”) interims.
•Lower event-driven fee revenues were primarily due to decreased mutual fund proxy activity.
•Lower distribution revenues resulted primarily from the decrease in event-driven fee revenues.
•The earnings decrease was primarily due to lower event-driven fee revenues more than offsetting the contribution from higher recurring fee revenues.

For the six months ended December 31, 2019:
•Recurring fees grew 3% driven by net new business and acquisition growth partially offset by internal growth. Internal growth was negatively impacted by lower volumes of communications related to mutual funds, which more than offset the impact of 6% position growth for mutual fund and ETF interims.
•Lower event-driven fee revenues were primarily due to decreased mutual fund proxy activity.
•Lower distribution revenues resulted primarily from the decrease in event-driven fee revenues.
•The earnings decrease was primarily due to lower event-driven fee revenues more than offsetting the contribution from higher recurring fee revenues.

Global Technology and Operations

Revenues for the three months ended December 31, 2019 increased $33.9 million to $280.9 million from $247.0 million, and earnings before income taxes increased $1.5 million to $49.0 million from $47.5 million.

Revenues for the six months ended December 31, 2019 increased $69.4 million to $554.8 million from $485.4 million, and earnings before income taxes increased $11.4 million to $105.5 million from $94.1 million.

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2019	2018	$	%	2019	2018	$	%
	(In millions)
Revenues
Recurring fee revenues	$280.9	$247.0	$33.9	14	$554.8	$485.4	$69.4	14

Earnings Before Income Taxes
Earnings before income taxes	$49.0	$47.5	$1.5	3	$105.5	$94.1	$11.4	12
Pre-tax Margin	17.4%	19.2%			19.0%	19.4%

	Points of Growth				Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	6pts	(2)pts	10pts	14%	5pts	(1)pt	11pts	14%

•For the three months ended December 31, 2019, the earnings increase was primarily due to higher organic revenues, partially offset by the impact of expenditures to implement and support new business.
•For the six months ended December 31, 2019, the earnings increase was primarily due to higher revenues from acquisitions, including software license sales, and higher organic revenues, partially offset by the impact of expenditures to implement and support new business.
Other
Loss before income taxes was $68.1 million for the three months ended December 31, 2019, an increase of $40.3 million, or 144%, compared to $27.9 million for the three months ended December 31, 2018.
•The increased loss before income taxes was primarily due to charges associated with the IBM Private Cloud Agreement, and higher interest expense compared to the prior year period.
Loss before income taxes was $89.3 million for the six months ended December 31, 2019, an increase of $38.2 million, or 75%, compared to $51.0 million for the six months ended December 31, 2018.
•The increased loss before income taxes was primarily due to charges associated with the IBM Private Cloud Agreement, and higher interest expense compared to the prior year period.
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
Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Earnings and Adjusted Earnings Per Share
These Non-GAAP measures reflect Operating income, Operating income margin, Net earnings, and Diluted earnings per share, as adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items that management believes are not indicative of our ongoing operating performance. These adjusted measures exclude the impact of: (i) Amortization of Acquired Intangibles and Purchased Intellectual Property, (ii) Acquisition and Integration Costs, and (iii) IBM Private Cloud Charges. Amortization of Acquired Intangibles and Purchased Intellectual Property represents non-cash amortization expenses associated with the Company’s acquisition activities. Acquisition and Integration Costs represent certain transaction and integration costs associated with the Company’s acquisition activities. IBM Private Cloud Charges represent a charge on the hardware assets to be transferred to IBM and other charges related to the IBM Private Cloud Agreement.
We exclude IBM Private Cloud Charges from our Adjusted Operating income and other earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and this item does not reflect ordinary operations or earnings. We also exclude the impact of Amortization of Acquired Intangibles and Purchased Intellectual Property, as these non-cash amounts are significantly impacted by the timing and size of individual acquisitions and do not factor into the Company’s capital allocation decisions, management compensation metrics or multi-year objectives. Furthermore, management believes that this adjustment enables better comparison of our results as Amortization of Acquired Intangibles and Purchased Intellectual Property will not recur in future periods once such intangible assets have been fully amortized. Although we exclude Amortization of Acquired Intangibles and Purchased Intellectual Property from our adjusted earnings measures, our management believes that it is important for investors to understand that these intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets.
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
Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(In millions)
Operating income (GAAP)	$26.8	$78.2	$99.9	$178.3
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	30.3	21.3	58.4	43.2
Acquisition and Integration Costs	3.4	1.3	5.9	2.2
IBM Private Cloud Charges	33.4	—	33.4	—
Adjusted Operating income (Non-GAAP)	$93.9	$100.8	$197.5	$223.7
Operating income margin (GAAP)	2.8%	8.2%	5.2%	9.3%
Adjusted Operating income margin (Non-GAAP)	9.7%	10.6%	10.3%	11.6%

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(In millions)
Net earnings (GAAP)	$10.1	$49.9	$66.0	$126.6
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	30.3	21.3	58.4	43.2
Acquisition and Integration Costs	3.4	1.3	5.9	2.2
IBM Private Cloud Charges	33.4	—	33.4	—
Taxable adjustments	67.1	22.6	97.7	45.4
Tax impact of adjustments (a)	(14.8)	(5.3)	(21.3)	(10.3)
Adjusted Net earnings (Non-GAAP)	$62.4	$67.2	$142.3	$161.8

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Diluted earnings per share (GAAP)	$0.09	$0.42	$0.56	$1.06
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.26	0.18	0.50	0.36
Acquisition and Integration Costs	0.03	0.01	0.05	0.02
IBM Private Cloud Charges	0.28	—	0.28	—
Taxable adjustments	0.57	0.19	0.83	0.38
Tax impact of adjustments (a)	(0.13)	(0.04)	(0.18)	(0.09)
Adjusted earnings per share (Non-GAAP)	$0.53	$0.56	$1.22	$1.35

(a) Calculated using the GAAP effective tax rate, adjusted to exclude $2.2 million and $7.9 million of excess tax benefits associated with stock-based compensation for the three and six months ended December 31, 2019, respectively, and $0.8 million and $7.9 million of excess tax benefits associated with stock-based compensation for the three and six months ended December 31, 2018, respectively. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Six Months Ended December 31,
	2019	2018
	(In millions)
Net cash flows provided by operating activities (GAAP)	$11.5	$82.1
Capital expenditures and Software purchases and capitalized internal use software	(43.0)	(30.3)
Free cash flow (Non-GAAP)	$(31.5)	$51.8

Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	December 31, 2019	June 30, 2019
	(In millions)
Cash and cash equivalents:
Domestic cash	$70.6	$95.5
Cash held by foreign subsidiaries	71.9	99.8
Cash held by regulated entities	91.5	77.9
Total cash and cash equivalents	$234.0	$273.2

At December 31, 2019, Cash and cash equivalents were $234.0 million and Total stockholders’ equity was $1,125.4 million. At December 31, 2019, net working capital was $(114.2) million compared to $239.8 million at June 30, 2019. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
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
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at December 31, 2019	Carrying value at December 31, 2019	Carrying value at June 30, 2019	Unused Available Capacity	Fair Value at December 31, 2019
			(In millions)
Current portion of long-term debt
Fiscal 2014 Senior Notes (a)	September 2020	$400.0	$399.5	$—	$—	$405.0
		$400.0	$399.5	$—	$—	$405.0

Long-term debt, excluding current portion
Fiscal 2019 Revolving Credit Facility:
U.S. dollar tranche	March 2024	$—	$—	$360.0	$1,100.0	$—
Multicurrency tranche	March 2024	212.2	212.2	215.7	187.8	212.2
Total Revolving Credit Facility		$212.2	$212.2	$575.7	$1,287.8	$212.2

Fiscal 2014 Senior Notes (a)	September 2020	—	—	399.2	—	—
Fiscal 2016 Senior Notes	June 2026	500.0	495.8	495.5	—	522.0
Fiscal 2020 Senior Notes	December 2029	750.0	741.3	—	—	749.9
Total Senior Notes		1,250.0	1,237.1	894.7	—	1,271.9

Total long-term debt		$1,462.2	$1,449.3	$1,470.4	$1,287.8	$1,484.1

Total debt		$1,862.2	$1,848.8	$1,470.4	$1,287.8	$1,889.1

_________
(a) The Fiscal 2014 Senior Notes were reclassified from Long-term debt to Current portion of long-term debt in September 2019 to reflect the remaining maturity of less than a year.

Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2020	2021	2022	2023	2024	Thereafter	Total
(in millions)	$—	$400.0	$—	$—	$212.2	$1,250.0	$1,862.2
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
The Fiscal 2019 Revolving Credit Facility and the senior notes are senior unsecured obligations of the Company and are ranked equally in right of payment. Interest on the senior notes due 2020 is payable semiannually on March 1st and September 1st each year based on a fixed per annum rate equal to 3.95%. Interest on the senior notes due 2026 is payable semiannually on June 27th and December 27th each year based on a fixed per annum rate equal to 3.40%. Interest on the senior notes due 2029 is payable semiannually on June 1st and December 1st each year based on a fixed per annum rate equal to 2.90%.
Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain ratios.
Cash Flows

	Six Months Ended December 31,
			Change
	2019	2018	$
	(In millions)
Net cash flows provided by operating activities	$11.5	$82.1	$(70.6)
Net cash flows used in investing activities	$(331.2)	$(32.0)	$(299.1)
Net cash flows provided by (used in) financing activities	$280.5	$(61.9)	$342.4

Free cash flow:
Net cash flows provided by operating activities (GAAP)	$11.5	$82.1	$(70.6)
Capital expenditures and Software purchases and capitalized internal use software	(43.0)	(30.3)	(12.7)
Free cash flow (Non-GAAP)	$(31.5)	$51.8	$(83.3)

The decrease in cash provided by operating activities of $70.6 million in the six months ended December 31, 2019, as compared to the six months ended December 31, 2018, was primarily due to a decrease in net earnings and increased spend on client implementations, partially offset by lower cash used in working capital.
The increase in cash used in investing activities of $299.1 million in the six months ended December 31, 2019, as compared to the six months ended December 31, 2018, primarily reflects an increase in cash used in recent acquisitions and other related investments.
The increase in cash provided by financing activities of $342.4 million in the six months ended December 31, 2019 as compared to the six months ended December 31, 2018 primarily reflects an increase in debt proceeds, net of debt repayments, and lower treasury stock repurchases as compared to the prior year period.
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
Contractual Obligations
In March 2010, the Company and IBM entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022, but a two-year extension was signed in March 2015, amending the expiration date to June 30, 2024. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended IT Services Agreement at December 31, 2019 are $263.4 million through fiscal year 2027, the final year of the Amended IT Services Agreement.
In December 2019, the Company and IBM entered into the IBM Private Cloud Agreement under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The IBM Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the IBM Private Cloud Agreement, the Company expects that certain of its employees will become employees of IBM or one of its affiliates, and that such transferred employees will continue providing services to the Company on behalf of IBM under the IBM Private Cloud Agreement. Pursuant to the IBM Private Cloud Agreement, the Company has agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide along with the Company’s maintenance agreements (“Maintenance Contracts”) associated with the Hardware to IBM. The transfer of the Hardware and Maintenance Contracts to IBM is expected to close no later than September 30, 2020. The Company concluded that the Hardware qualifies as assets held for sale since the Company has committed to a plan of disposal expected to be completed within a year, and therefore, has recorded the Hardware at fair value less costs to dispose based on the expected selling price to IBM (a Level 3 fair value measurement as defined in Note 7, “Fair Value of Financial Instruments” to the Company's Condensed Consolidated Financial Statements). Accordingly, the Company recorded a non-cash pre-tax charge of $31.8 million equal to the difference between the Hardware’s carrying value and estimated fair value less costs to dispose, included as part of Cost of revenues on the Company’s Condensed Consolidated Statements of Earnings and is included in Other for purposes of the Company's segment reporting. As of December 31, 2019, the Hardware classified as assets held for sale has a carrying amount of approximately $18.0 million and is included in the Company’s Other current assets line item on the Condensed Consolidated Balance Sheets. Fixed minimum commitments remaining under the IBM Private Cloud Agreement at December 31, 2019 are $242.8 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premise solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at December 31, 2019 are $26.3 million through fiscal year 2029, the final year of the contract.
The Company contributed $1.5 million to an equity method investment during the six months ended December 31, 2019, and has a remaining commitment of $0.2 million to fund this investment at December 31, 2019. At December 31, 2019, the Company also has a future commitment to fund $3.9 million to one of the Company’s investees.
Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at December 31, 2019.

Off-balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company was not a party to any derivative financial instruments at December 31, 2019 or at June 30, 2019. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.
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
Item 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer, and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The President and Chief Executive Officer, and the Chief Financial Officer, concluded that our disclosure controls and procedures as of December 31, 2019 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our second fiscal quarter ended December 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2019 - October 31, 2019	—	$—	—	10,000,000
November 1, 2019 - November 30, 2019	—	—	—	10,000,000
December 1, 2019 - December 31, 2019	—	—	—	10,000,000
Total	—	$—	—
_____________
(1)Includes shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2)During the fiscal quarter ended December 31, 2019, the Company did not repurchase shares of common stock under its share repurchase program. At December 31, 2019, the Company had 10.0 million shares available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

Item 6. EXHIBITS
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1*	Amended and Restated Information Technology Services Agreement, dated December 31, 2019 by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc.

10.2*	2019 Master Services Agreement, dated December 31, 2019 by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc

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

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and six months ended December 31, 2019 and 2018, (ii) condensed consolidated statements of comprehensive income for the three and six months ended December 31, 2019 and 2018, (iii) condensed consolidated balance sheets as of December 31, 2019 and June 30, 2019, (iv) condensed consolidated statements of cash flows for the six months ended December 31, 2019 and 2018, (v) condensed consolidated statements of stockholders’ equity for the three and six months ended December 31, 2019 and 2018, and (vi) the notes to the condensed consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Certain portions of this exhibit have been redacted pursuant to Item 601 (b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed, Schedules have been omitted from this exhibit pursuant to Item 601 (a)(5) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit or a copy of any omitted schedule to the Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: January 31, 2020	By:	/s/ James M. Young
James M. Young
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)