Form 10-Q
period 2020-03-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2020-05-08
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 1, 2020, was 114,817,479 shares.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words such as “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. In particular, information appearing under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:
•the potential impact and effects of the recent outbreak of the Covid-19 pandemic (“Covid-19”) on the business of Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), Broadridge’s results of operations and financial performance, any measures Broadridge has and may take in response to Covid-19 and any expectations Broadridge may have with respect thereto;
•the success of Broadridge in retaining and selling additional services to its existing clients and in obtaining new clients;
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
•the failure of Broadridge's key service providers to provide the anticipated levels of service;
•a disaster or other significant slowdown or failure of Broadridge’s systems or error in the performance of Broadridge’s services;
•overall market and economic conditions and their impact on the securities markets;
•Broadridge’s failure to keep pace with changes in technology and demands of its clients;
•Broadridge’s ability to attract and retain key personnel;
•the impact of new acquisitions and divestitures; and
•competitive conditions.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 which was filed with the United States of America (“U.S.”) Securities and Exchange Commission (the “SEC”) on August 6, 2019 (the “2019 Annual Report”), for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended March 31,		Nine Months Ended March 31,
		2020	2019	2020	2019
Revenues	(Note 3)	$1,249.9	$1,224.8	$3,167.1	$3,151.0
Operating expenses:
Cost of revenues		872.5	847.3	2,380.9	2,320.3
Selling, general and administrative expenses		151.1	143.9	460.1	418.7
Total operating expenses		1,023.7	991.2	2,841.0	2,739.1
Operating income		226.3	233.6	326.1	411.9
Interest expense, net	(Note 5)	(16.2)	(10.0)	(43.2)	(30.4)
Other non-operating income (expenses), net		0.4	—	1.8	(4.3)
Earnings before income taxes		210.5	223.6	284.8	377.2
Provision for income taxes	(Note 14)	43.6	51.4	52.0	78.4
Net earnings		$166.8	$172.2	$232.8	$298.8

Basic earnings per share		$1.46	$1.49	$2.03	$2.57
Diluted earnings per share		$1.43	$1.45	$1.99	$2.51

Weighted-average shares outstanding:
Basic	(Note 4)	114.6	115.7	114.6	116.1
Diluted	(Note 4)	117.0	118.5	117.1	119.1

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net earnings	$166.8	$172.2	$232.8	$298.8
Other comprehensive income (loss), net:
Foreign currency translation adjustments	0.1	4.9	2.9	(11.2)
Pension and post-retirement liability adjustment, net of taxes of $(0.1) and $(0.1) for the three months ended March 31, 2020 and 2019, respectively; and $(0.3) and $(0.2) for the nine months ended March 31, 2020 and 2019, respectively	0.4	0.2	1.1	0.6
Total other comprehensive income (loss), net	0.5	5.1	4.0	(10.7)
Comprehensive income	$167.3	$177.2	$236.8	$288.1

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		March 31, 2020	June 30, 2019
Assets
Current assets:
Cash and cash equivalents		$402.1	$273.2
Accounts receivable, net of allowance for doubtful accounts of $3.8 and $2.6, respectively		814.7	664.0
Other current assets		144.2	105.2
Total current assets		1,361.0	1,042.3
Property, plant and equipment, net		153.9	189.0
Goodwill		1,704.5	1,500.0
Intangible assets, net		611.4	556.2
Other non-current assets	(Note 9)	1,082.6	593.1
Total assets		$4,913.5	$3,880.7
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	(Note 11)	$399.8	$—
Payables and accrued expenses	(Note 10)	737.2	711.7
Contract liabilities		118.0	90.9
Total current liabilities		1,255.0	802.6
Long-term debt	(Note 11)	1,679.9	1,470.4
Deferred taxes		112.8	86.7
Contract liabilities		159.7	160.7
Other non-current liabilities	(Note 12)	503.6	232.8
Total liabilities		3,710.9	2,753.2
Commitments and contingencies	(Note 15)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 114.5 and 114.3 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,169.3	1,109.3
Retained earnings		2,135.1	2,087.7
Treasury stock, at cost: 40.0 and 40.2 shares, respectively		(2,036.2)	(1,999.8)
Accumulated other comprehensive loss	(Note 16)	(67.2)	(71.2)
Total stockholders’ equity		1,202.5	1,127.5
Total liabilities and stockholders’ equity		$4,913.5	$3,880.7

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net earnings	$232.8	$298.8
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	56.5	63.7
Amortization of acquired intangibles and purchased intellectual property	90.9	64.3
Amortization of other assets	76.0	66.8
Write-down of long-lived assets	32.1	—
Stock-based compensation expense	47.6	46.8
Deferred income taxes	9.7	17.4
Other	(16.0)	(27.2)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Increase in Accounts receivable, net	(142.7)	(174.0)
Increase in Other current assets	(21.7)	(13.3)
Decrease in Payables and accrued expenses	(22.7)	(55.1)
Increase in Contract liabilities	18.2	18.6
Non-current assets and liabilities:
Increase in Other non-current assets	(244.7)	(140.9)
Increase in Other non-current liabilities	39.6	51.9
Net cash flows provided by operating activities	155.6	217.9
Cash Flows From Investing Activities
Capital expenditures	(48.5)	(30.9)
Software purchases and capitalized internal use software	(25.0)	(15.5)
Acquisitions, net of cash acquired	(339.1)	—
Other investing activities	(15.3)	(2.8)
Net cash flows used in investing activities	(427.9)	(49.1)
Cash Flows From Financing Activities
Debt proceeds	1,575.3	370.0
Debt repayments	(960.6)	(250.0)
Dividends paid	(179.2)	(155.1)
Purchases of Treasury stock	(50.5)	(120.3)
Proceeds from exercise of stock options	26.4	23.6
Other financing activities	(9.8)	(7.1)
Net cash flows provided by (used in) financing activities	401.6	(138.8)
Effect of exchange rate changes on Cash and cash equivalents	(0.4)	(1.9)
Net change in Cash and cash equivalents	128.9	28.2
Cash and cash equivalents, beginning of period	273.2	263.9
Cash and cash equivalents, end of period	$402.1	$292.1
Supplemental disclosure of cash flow information:
Cash payments made for interest	$37.8	$31.2
Cash payments made for income taxes, net of refunds	$73.1	$82.6
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$9.0	$4.4

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2019	154.5	$1.6	$1,150.1	$2,030.1	$(1,988.7)	$(67.7)	$1,125.4
Comprehensive income (loss)	—	—	—	166.8	—	0.5	167.3
Stock option exercises	—	—	4.8	—	—	—	4.8
Stock-based compensation	—	—	17.3	—	—	—	17.3
Treasury stock acquired (0.4 shares)	—	—	—	—	(50.5)	—	(50.5)
Treasury stock reissued (0.1 shares)	—	—	(2.9)	—	2.9	—	—
Common stock dividends ($0.54 per share)	—	—	—	(61.8)	—	—	(61.8)
Balances, March 31, 2020	154.5	$1.6	$1,169.3	$2,135.1	$(2,036.2)	$(67.2)	$1,202.5

	Nine Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2019	154.5	$1.6	$1,109.3	$2,087.7	$(1,999.8)	$(71.2)	$1,127.5
Comprehensive income (loss)	—	—	—	232.8	—	4.0	236.8
Cumulative effect of changes in accounting principles (a)	—	—	—	0.2	—	—	0.2
Stock option exercises	—	—	26.7	—	—	—	26.7
Stock-based compensation	—	—	47.4	—	—	—	47.4
Treasury stock acquired (0.4 shares)	—	—	—	—	(50.5)	—	(50.5)
Treasury stock reissued (0.6 shares)	—	—	(14.0)	—	14.0	—	—
Common stock dividends ($1.62 per share)	—	—	—	(185.6)	—	—	(185.6)
Balances, March 31, 2020	154.5	$1.6	$1,169.3	$2,135.1	$(2,036.2)	$(67.2)	$1,202.5
See Notes to Condensed Consolidated Financial Statements.

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2018	154.5	$1.6	$1,087.8	$1,843.8	$(1,741.4)	$(69.2)	$1,122.6
Comprehensive income (loss)	—	—	—	172.2	—	5.1	177.2
Stock option exercises	—	—	4.6	—	—	—	4.6
Stock-based compensation	—	—	17.3	—	—	—	17.3
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	—	—	—
Treasury stock reissued (0.1 shares)	—	—	(2.2)	—	2.2	—	—
Common stock dividends ($0.485 per share)	—	—	—	(56.1)	—	—	(56.1)
Balances, March 31, 2019	154.5	$1.6	$1,107.6	$1,959.9	$(1,739.2)	$(64.1)	$1,265.6

	Nine Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2018	154.5	$1.6	$1,048.5	$1,727.0	$(1,630.8)	$(51.9)	$1,094.3
Comprehensive income (loss)	—	—	—	298.8	—	(10.7)	288.1
Cumulative effect of changes in accounting principles (b)	—	—	—	102.8	—	(1.5)	101.3
Stock option exercises	—	—	24.2	—	—	—	24.2
Stock-based compensation	—	—	46.8	—	—	—	46.8
Treasury stock acquired (1.1 shares)	—	—	—	—	(120.3)	—	(120.3)
Treasury stock reissued (0.6 shares)	—	—	(11.8)	—	11.8	—	—
Common stock dividends ($1.455 per share)	—	—	—	(168.7)	—	—	(168.7)
Balances, March 31, 2019	154.5	$1.6	$1,107.6	$1,959.9	$(1,739.2)	$(64.1)	$1,265.6
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
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
A. Description of Business. Broadridge Financial Solutions, Inc., (“Broadridge” or the “Company”) a Delaware corporation and a part of the S&P 500® Index, is a global financial technology leader providing investor communications and technology-driven solutions to banks, broker-dealers, asset and wealth managers and corporate issuers. Broadridge’s services include investor communications, securities processing, data and analytics, and customer communications solutions. Broadridge serves a large and diverse client base across four client groups: banks/broker-dealers, asset management firms/mutual funds, wealth management firms, and corporate issuers. For capital markets firms, Broadridge helps clients lower costs and improve the effectiveness of their trade and account processing operations with support for their front-, middle- and back-office operations, and their administration, finance, risk and compliance requirements. Broadridge serves asset management firms by meeting their critical needs for shareholder communications and by providing investment operations technology to support their investment decisions. For wealth management clients, Broadridge provides an integrated platform with tools that create a better investor experience, while also delivering a more streamlined, efficient, and effective advisory servicing process. For Broadridge’s corporate issuer clients, Broadridge helps manage every aspect of their shareholder communications, including registered and beneficial proxy processing, annual meeting support, transfer agency services and financial disclosure document creation, management and SEC filing services.
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
For asset managers and retirement service providers, Broadridge offers data-driven solutions and an end-to-end platform for content management, composition, and multi-channel distribution of regulatory, marketing, and transactional information. Broadridge’s data and analytics solutions provide investment product distribution data, analytical tools, insights, and research to enable asset managers to optimize product distribution across retail and institutional channels globally. Broadridge also provides mutual fund trade processing services for retirement providers, third-party administrators, financial advisors, banks and wealth management professionals through Matrix Financial Solutions, Inc. (“Matrix”).
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
Broadridge's comprehensive wealth management platform offers capabilities across the entire wealth management lifecycle and streamlines all aspects of wealth management services, including account management, fee management and client on-boarding. The wealth management platform also enables financial advisors and wealth managers to better engage with customers through digital marketing and customer communications tools. Broadridge also integrates data, content and technology to drive new customer acquisition and cross-sell opportunities through the creation of sales and educational content, including seminars as well as customizable advisor websites, search engine marketing and electronic and print newsletters. Broadridge’s advisor solutions help advisors optimize their practice management through customer and account data aggregation and reporting.
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
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with SEC requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed on August 6, 2019 with the SEC. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at March 31, 2020 and June 30, 2019, the results of its operations for the three and nine months ended March 31, 2020 and 2019, its cash flows for the nine months ended March 31, 2020 and 2019, and its changes in stockholders’ equity for the three and nine months ended March 31, 2020 and 2019. Certain prior period amounts have been reclassified to conform to the current year presentation where applicable, except as it relates to Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02 “Leases” (“ASU No. 2016-02”) and its related amendments, as described further below.
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
The Company’s revenues from clients are primarily generated from fees for providing investor communications and technology-enabled services and solutions. Revenues are recognized for the two reportable segments as follows:
•Investor Communication Solutions—Revenues are generated primarily from processing and distributing investor communications and other related services as well as vote processing and tabulation. The Company typically enters into agreements with clients to provide services on a fee for service basis. Fees received for processing and distributing investor communications are generally variably priced and recognized as revenue over time as the Company provides the services to clients based on the number of units processed, which coincides with the pattern of value transfer to the client. Broadridge works directly with corporate issuers (“Issuers”) and mutual funds to ensure that the account holders of the Company’s bank and broker clients, who are also the shareholders of Issuers and mutual funds, receive the appropriate investor communications materials and the services are fulfilled in accordance with each Issuer’s and mutual fund’s requirements. Broadridge works directly with the Issuers and mutual funds to resolve any issues that may arise. As such, Issuers and mutual funds are viewed as the customer of the Company’s services. As a result, revenues for distribution services as well as proxy materials fulfillment services are recorded in Revenue on a gross basis with corresponding costs including amounts remitted to the broker-dealers and banks (referred to as “Nominees”) recorded in Cost of revenues. Fees for the Company’s investor communications services arrangements are typically billed and paid on a monthly basis following the delivery of the services. The Company also offers certain hosted service arrangements that can be priced on a fixed and/or variable basis for which revenue is recognized over time as the Company satisfies its performance obligation by delivering services to the client on a monthly basis based on the number of transactions processed or units delivered, in the case of variable priced arrangements, or a fixed monthly fee in the case of fixed price arrangements, in each case which coincides with the pattern of value transfer to the client. These services may be billed in a variety of payment frequencies depending on the specific arrangement.
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

	Three Months Ended March 31,		Nine Months Ended March 31,

	2020	2019	2020	2019
	(In millions)		(In millions)
Investor Communication Solutions
Equity proxy	$136.4	$152.9	$208.4	$225.6
Mutual fund and exchange traded funds (“ETF”) interims	87.2	82.1	217.7	200.6
Customer communications and fulfillment	208.0	201.1	555.5	558.6
Other ICS	97.4	83.5	264.2	228.8
Total ICS Recurring fee revenues	529.0	519.6	1,245.8	1,213.6

Equity and other	22.1	35.4	54.9	79.0
Mutual funds	17.0	33.1	55.3	114.5
Total ICS Event-driven fee revenues	39.1	68.4	110.3	193.5

Distribution revenues	412.1	417.9	1,042.4	1,081.6

Total ICS Revenues	$980.2	$1,005.9	$2,398.4	$2,488.7

Global Technology and Operations
Equities and other	$259.4	$206.7	$727.4	$612.0
Fixed income	46.1	41.1	132.9	121.2
Total GTO Recurring fee revenues	305.5	247.8	860.3	733.2

Foreign currency exchange	(35.8)	(28.9)	(91.6)	(70.9)

Total Revenues	$1,249.9	$1,224.8	$3,167.1	$3,151.0

Revenues by Type
Recurring fee revenues	$834.5	$767.4	$2,106.1	$1,946.8
Event-driven fee revenues	39.1	68.4	110.3	193.5
Distribution revenues	412.1	417.9	1,042.4	1,081.6
Foreign currency exchange	(35.8)	(28.9)	(91.6)	(70.9)
Total Revenues	$1,249.9	$1,224.8	$3,167.1	$3,151.0
Contract Balances
The following table provides information about contract assets and liabilities:

	March 31, 2020	June 30, 2019
	(In millions)
Contract assets	$77.5	$47.5
Contract liabilities	$277.7	$251.6

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

During the nine months ended March 31, 2020, contract assets increased primarily due to an increase in software term license revenues recognized but not yet invoiced, while contract liabilities increased primarily due to recent acquisitions and the timing of client payments vis-a-vis the timing of revenue recognized. The Company recognized $125.3 million of revenue during the nine months ended March 31, 2020 that was included in the contract liability balance as of June 30, 2019.

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
The computation of diluted EPS excluded 0.5 million options to purchase Broadridge common stock for the three months ended March 31, 2020, and 0.5 million options to purchase Broadridge common stock for the nine months ended March 31, 2020, as the effect of their inclusion would have been anti-dilutive.
The computation of diluted EPS excluded 1.4 million options to purchase Broadridge common stock for the three months ended March 31, 2019, and 0.4 million options to purchase Broadridge common stock for the nine months ended March 31, 2019, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Weighted-average shares outstanding:
Basic	114.6	115.7	114.6	116.1
Common stock equivalents	2.3	2.7	2.5	3.0
Diluted	117.0	118.5	117.1	119.1

NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(In millions)
Interest expense on borrowings	$(16.7)	$(11.7)	$(46.3)	$(33.3)
Interest income	0.5	1.7	3.2	2.9
Interest expense, net	$(16.2)	$(10.0)	$(43.2)	$(30.4)

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

The following represents the fiscal year 2020 acquisitions:

Fiscal Year 2020 Acquisitions:

BUSINESS COMBINATIONS

Financial information on each transaction is as follows:

	Shadow Financial	Fi360	Clear-Structure	Funds Library	Total
	(In millions)
Cash payments, net of cash acquired	$35.7	$116.1	$59.5	$69.6	$280.9
Deferred payments, net	2.9	3.5	2.0	—	8.4
Contingent consideration liability	—	—	7.0	—	7.0
Aggregate purchase price	$38.6	$119.6	$68.5	$69.6	$296.3

Net tangible assets acquired / (liabilities assumed)	$(0.1)	$(8.7)	$0.4	$(2.4)	$(10.8)
Goodwill	17.6	86.8	44.2	44.9	193.6
Intangible assets	21.1	41.5	23.9	27.1	113.6
Aggregate purchase price	$38.6	$119.6	$68.5	$69.6	$296.3

Shadow Financial Systems, Inc. (“Shadow Financial”)
In October 2019, the Company acquired Shadow Financial, a provider of multi-asset class post-trade solutions for the capital markets industry. The acquisition builds upon Broadridge’s post-trade processing capabilities by adding a market-ready solution for exchanges, inter-dealer brokers and proprietary trading firms. In addition, the acquisition adds capabilities across exchange traded derivatives and cryptocurrency.
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

Fi360, Inc. (“Fi360”)
In November 2019, the Company acquired Fi360, a provider of fiduciary and Regulation Best Interest solutions for the wealth and retirement industry, including the accreditation and continuing education for the Accredited Investment Fiduciary® Designation, the leading designation focused on fiduciary responsibility. The acquisition is expected to enhance Broadridge’s retirement solutions by providing wealth and retirement advisors with fiduciary tools that will complement its Matrix trust and trading platform. The acquisition also is expected to further strengthen Broadridge’s data and analytics tools and solutions suite that enable asset managers to grow their businesses by providing greater transparency into the retirement market.
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

FundsLibrary Limited (“FundsLibrary”)
In February 2020, the Company acquired FundsLibrary, a provider of fund document and data dissemination in the European market. FundsLibrary's solutions enable fund managers to increase distribution opportunities and help them comply with regulations such as Solvency II and MiFID II. The business will be combined with FundAssist, Broadridge's existing European funds regulatory communications business. The combination of FundsLibrary's data platform and technology with Broadridge's existing fund calculation, document creation and translation capabilities, creates an end-to-end solution for fund managers and distributors, enabling them to respond to demanding regulatory requirements across multiple jurisdictions.
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

Rockall Technologies Limited (“Rockall”)
In May 2019, the Company acquired Rockall, a leading provider of securities-based lending (“SBL”) and collateral management solutions for wealth management firms and commercial banks. The acquisition expands Broadridge’s core front-to-back office wealth capabilities, providing innovative SBL and collateral management technology solutions to help firms manage risk and optimize clients’ securities lending and financing needs.
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
•In the first quarter of fiscal year 2020, the Company settled deferred payment obligations totaling $40.9 million.
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
The following tables set forth the Company’s financial assets and liabilities at March 31, 2020 and June 30, 2019, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents:
Money market funds (a)	$69.9	$—	$—	$69.9
Other current assets:
Securities	0.5	—	—	0.5
Other non-current assets:
Securities	95.3	—	—	95.3
Total assets as of March 31, 2020	$165.8	$—	$—	$165.8
Liabilities:
Contingent consideration obligations	—	—	32.7	32.7
Total liabilities as of March 31, 2020	$—	$—	$32.7	$32.7

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents:
Money market funds (a)	$68.1	$—	$—	$68.1
Other current assets:
Securities	0.4	—	—	0.4
Other non-current assets:
Securities	81.8	—	—	81.8
Total assets as of June 30, 2019	$150.3	$—	$—	$150.3
Liabilities:
Contingent consideration obligations	—	—	28.4	28.4
Total liabilities as of June 30, 2019	$—	$—	$28.4	$28.4
_________
(a)Money market funds include money market deposit account balances of $69.9 million and $30.1 million as of March 31, 2020 and June 30, 2019, respectively.

In addition, the Company has non-marketable securities with a carrying amount of $33.3 million and $12.9 million as of March 31, 2020 and June 30, 2019, respectively, that are classified as Level 2 financial assets and included as part of Other non-current assets on the Condensed Consolidated Balance Sheets.
The following table sets forth an analysis of changes during the three and nine months ended March 31, 2020 and 2019, respectively, in Level 3 financial liabilities of the Company:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(In millions)
Beginning balance	$33.0	$17.4	$28.4	$18.6
Additional contingent consideration incurred	—	—	7.0	—
Net increase (decrease) in contingent consideration liability	—	(0.1)	—	(0.1)
Foreign currency impact on contingent consideration liability	(0.1)	0.2	(0.4)	(0.4)
Payments	(0.2)	(0.4)	(2.3)	(1.0)
Ending balance	$32.7	$17.1	$32.7	$17.1
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
The Company evaluates each lease and service arrangement at inception to determine if the arrangement is, or contains, a lease. A lease exists if the Company obtains substantially all of the economic benefits of and has the right to control the use of an asset for a period of time. The lease term begins on the commencement date, which is the date the Company takes possession of the leased property and also classifies the lease as either operating or finance, and may include options to extend or terminate the lease if exercise of the option to extend or terminate the lease is considered to be reasonably certain. The Company’s options to extend or terminate a lease generally do not exceed five years. The lease term is used both to determine lease classification as an operating or finance lease and to calculate straight-line lease expense for operating leases. The weighted average remaining operating lease term as of March 31, 2020 was 10.2 years.
ROU assets represent the Company’s right to use an underlying asset for the lease term while lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. ROU assets also include prepaid lease payments and exclude lease incentives received. Certain leases require the Company to pay taxes, insurance, maintenance, and/or other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature (e.g. based on actual costs incurred). These variable lease costs are recognized as a variable lease expense when incurred. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to measure the lease liability and the associated ROU asset at commencement date. The incremental borrowing rate was determined based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate. The weighted average discount rate used in measurement of the Company’s operating lease liabilities as of March 31, 2020 was 3.1%.

Supplemental Balance Sheet Information

March 31, 2020
(In millions)
Assets:
Operating lease ROU assets (a)	$297.6

Liabilities:
Operating lease liabilities (a) - Current	$32.3
Operating lease liabilities (a) - Non-current	294.6
Total Operating lease liabilities	$326.9
_________
(a)Operating lease assets are included within Other non-current assets, and operating lease liabilities are included within Payables and accrued expenses (current portion) and Other non-current liabilities (non-current portion) in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2020.

Components of Lease Cost (a)

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
	(In millions)
Operating lease cost	$11.3	$29.4
Variable lease cost	6.6	18.6
_________
(a)Lease cost is included within Cost of revenues and Selling, general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s Condensed Consolidated Statements of Earnings.

Supplemental Cash Flow Information

Nine Months Ended March 31, 2020
(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$19.5
ROU assets obtained in exchange for operating lease liabilities	$84.2

Maturity of Lease Liabilities under Accounting Standards Codification (“ASC”) 842 (Leases)
Future rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows at March 31, 2020:

Operating Leases
Years Ending June 30,	(In millions)
2020	$10.4
2021	44.0
2022	40.6
2023	38.5
2024	36.4
Thereafter	214.3
Total lease payments	384.2
Less: Discount Amount	57.2
Present value of operating lease liabilities	$326.9

Maturity of Lease Liabilities under ASC 840 (Leases)
Future minimum rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows at June 30, 2019:

Years Ending June 30,	(In millions)
2020	$46.8
2021	45.2
2022	39.5
2023	35.9
2024	34.7
Thereafter	204.4
Total lease payments	$406.5

Rent expense for all operating leases was $49.0 million and $50.4 million during the year ended June 30, 2019 and 2018, respectively.

NOTE 9. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	March 31, 2020	June 30, 2019
	(In millions)
Deferred client conversion and start-up costs	$385.7	$254.7
ROU assets (a)	297.6	—
Long-term investments	134.3	100.4
Deferred sales commissions costs	92.3	95.5
Contract assets	77.5	47.5
Deferred data center costs (b)	25.7	29.0
Long-term broker fees	35.5	35.3
Other	34.2	30.6
Total	$1,082.6	$593.1

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
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses during the three months ended March 31, 2020 and 2019, were $20.0 million and $16.3 million, respectively.
The total amount of deferred client conversion and start-up costs and deferred sales commission cost amortized in Operating expenses during the nine months ended March 31, 2020 and 2019, were $56.2 million and $48.9 million, respectively.

NOTE 10. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	March 31, 2020	June 30, 2019
	(In millions)
Accounts payable	$146.5	$133.7
Employee compensation and benefits	213.0	232.2
Accrued broker fees	70.9	87.0
Accrued taxes	28.3	68.9
Accrued dividend payable	61.8	55.4
Managed services administration fees	57.0	53.1
Customer deposits	57.4	34.8
Operating lease liabilities	32.3	—
Other	69.9	46.6
Total	$737.2	$711.7

NOTE 11. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at March 31, 2020	Carrying value at March 31, 2020	Carrying value at June 30, 2019	Unused Available Capacity	Fair Value at March 31, 2020
			(In millions)
Current portion of long-term debt
Fiscal 2014 Senior Notes (a)	September 2020	$400.0	$399.8	$—	$—	$398.9
Total		$400.0	$399.8	$—	$—	$398.9

Long-term debt, excluding current portion
Fiscal 2019 Revolving Credit Facility:
U.S. dollar tranche	March 2024	$250.0	$250.0	$360.0	$850.0	$250.0
Multicurrency tranche	March 2024	192.5	192.5	215.7	207.5	192.5
Total Revolving Credit Facility		442.5	442.5	575.7	1,057.5	442.5

Fiscal 2014 Senior Notes (a)	September 2020	—	—	399.2	—	—
Fiscal 2016 Senior Notes	June 2026	500.0	495.9	495.5	—	505.3
Fiscal 2020 Senior Notes	December 2029	750.0	741.5	—	—	674.3
Total Senior Notes		1,250.0	1,237.4	894.7	—	1,179.6

Total long-term debt		$1,692.5	$1,679.9	$1,470.4	$1,057.5	$1,622.1

Total debt		$2,092.5	$2,079.7	$1,470.4	$1,057.5	$2,021.0
_________
(a) The Fiscal 2014 Senior Notes were reclassified from Long-term debt to Current portion of long-term debt in September 2019 to reflect the remaining maturity of less than a year.

Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2020	2021	2022	2023	2024	Thereafter	Total
(in millions)	$—	$400.0	$—	$—	$442.5	$1,250.0	$2,092.5

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
The weighted-average interest rate on the Revolving Credit Facilities was 2.69% and 2.90% for the three and nine months ended March 31, 2020 and 3.41% and 3.24% for the three and nine months ended March 31, 2019. The fair value of the variable-rate Fiscal 2019 Revolving Credit Facility borrowings at March 31, 2020 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Borrowings under the Fiscal 2019 Revolving Credit Facility can be made in tranches up to 360 days and bear interest at LIBOR plus 101.5 basis points. In addition, the Fiscal 2019 Revolving Credit Facility has an annual facility fee equal to 11.0 basis points on the entire facility. The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2019 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2019 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At March 31, 2020, the Company is in compliance with all covenants of the Fiscal 2019 Revolving Credit Facility.

Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1st and September 1st each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At March 31, 2020, the Company is in compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2014 Senior Notes at March 31, 2020 and June 30, 2019 was $398.9 million and $405.4 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At March 31, 2020, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at March 31, 2020 and June 30, 2019 was $505.3 million and $509.8 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At March 31, 2020, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at March 31, 2020 was $674.3 million, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2019 Revolving Credit Facility, Fiscal 2014 Senior Notes, Fiscal 2016 Senior Notes and Fiscal 2020 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of March 31, 2020 and June 30, 2019, there were no outstanding borrowings under these lines of credit.
NOTE 12. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	March 31, 2020	June 30, 2019
	(In millions)
Operating lease liabilities	$294.6	$—
Post-employment retirement obligations	140.2	130.8
Non-current income taxes	38.2	40.5
Acquisition related contingencies	15.7	26.3
Other	14.9	35.3
Total	$503.6	$232.8

The Company sponsors a Supplemental Officer Retirement Plan (the “Broadridge SORP”). The Broadridge SORP is a nonqualified ERISA defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. The Broadridge SORP was closed to new participants beginning in fiscal year 2015. The Company also sponsors a Supplemental Executive Retirement Plan (the “Broadridge SERP”). The Broadridge SERP is also a nonqualified ERISA defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key executives upon retirement based upon the executives’ years of service and compensation. The Broadridge SERP was closed to new participants beginning in fiscal year 2015.
The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The Broadridge SORP and SERP are nonqualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $49.9 million at March 31, 2020 and $41.9 million at June 30, 2019 and are included in Other non-current assets in the accompanying Condensed Consolidated Balance Sheets. The SORP and the SERP had a total benefit obligation of $53.2 million at March 31, 2020 and $50.8 million at June 30, 2019 and are included in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 13. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended March 31, 2020 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at January 1, 2020	3,724,992	$66.43	1,088,978	$100.14	419,728	$103.13
Granted	478,981	117.34	16,228	110.82	—	—
Exercise of stock options (a)	(118,970)	40.49	—	—	—	—
Vesting of restricted stock units	—	—	(10,246)	96.40	—	—
Expired/forfeited	(1,973)	93.88	(12,295)	107.36	(197)	119.61
Balances at March 31, 2020 (b),(c)	4,083,030	$73.14	1,082,665	$100.25	419,531	$103.12
____________
(a)Stock options exercised during the period of January 1, 2020 through March 31, 2020 had an aggregate intrinsic value of $8.9 million.

(b)As of March 31, 2020, the Company’s outstanding vested and currently exercisable stock options using the March 31, 2020 closing stock price of $94.83 (approximately 2.3 million shares) had an aggregate intrinsic value of $96.0 million with a weighted-average exercise price of $53.50 and a weighted-average remaining contractual life of 5.2 years. The total of all stock options outstanding as of March 31, 2020 have a weighted-average remaining contractual life of 6.6 years.

(c)As of March 31, 2020, time-based restricted stock units and performance-based restricted stock units expected to vest using the March 31, 2020 closing stock price of $94.83 (approximately 1.0 million and 0.4 million shares, respectively) had an aggregate intrinsic value of $98.5 million and $38.4 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.

The activity related to the Company's incentive equity awards for the nine months ended March 31, 2020 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at July 1, 2019	4,201,614	$63.85	819,299	$92.15	325,777	$97.43
Granted	501,192	117.43	328,352	118.93	100,602	119.72
Exercise of stock options (a)	(599,074)	44.56	—	—	—	—
Vesting of restricted stock units	—	—	(26,037)	65.19	—	—
Expired/forfeited	(20,702)	86.28	(38,949)	110.85	(6,848)	75.99
Balances at March 31, 2020	4,083,030	$73.14	1,082,665	$100.25	419,531	$103.12
____________
(a)Stock options exercised during the period of July 1, 2019 through March 31, 2020 had an aggregate intrinsic value of $47.2 million.

The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $17.3 million and $17.4 million, as well as related expected tax benefits of $4.0 million and $4.1 million were recognized for the three months ended March 31, 2020 and 2019, respectively. Stock-based compensation expense of $47.6 million and $46.8 million, as well as related expected tax benefits of $10.6 million and $10.7 million were recognized for the nine months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $17.6 million and $53.8 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.0 years and 1.7 years, respectively.
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
NOTE 14. INCOME TAXES
The provision for income taxes for the three and nine months ended March 31, 2020 was $43.6 million and $52.0 million, respectively, compared to $51.4 million and $78.4 million for the three and nine months ended March 31, 2019, respectively.
The effective tax rate for the three and nine months ended March 31, 2020 was 20.7% and 18.3%, respectively, compared to 23.0% and 20.8% for the three and nine months ended March 31, 2019, respectively.
The decrease in the effective tax rate for the three months ended March 31, 2020 was primarily driven by higher discrete tax benefits. Excess tax benefit for the three months ended March 31, 2020 was $1.9 million compared to $1.3 million for the three months ended March 31, 2019.
The decrease in the effective tax rate for the nine months ended March 31, 2020 was primarily driven by higher discrete tax benefits. Excess tax benefit for the nine months ended March 31, 2020 was $9.9 million compared to $9.2 million for the nine months ended March 31, 2019.

NOTE 15. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
In March 2010, the Company and IBM entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022, but a two-year extension was signed in March 2015, amending the expiration date to June 30, 2024. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended IT Services Agreement at March 31, 2020 are $251.7 million through fiscal year 2027, the final year of the Amended IT Services Agreement.
In December 2019, the Company and IBM entered into an information technology agreement for private cloud services (the “IBM Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The IBM Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the IBM Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and that such transferred employees are expected to continue providing services to the Company on behalf of IBM under the IBM Private Cloud Agreement. Pursuant to the IBM Private Cloud Agreement, the Company has agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide along with the Company’s maintenance agreements (“Maintenance Contracts”) associated with the Hardware to IBM. The transfer of the Hardware and Maintenance Contracts to IBM is expected to close no later than September 30, 2020. The Company concluded that the Hardware qualifies as assets held for sale since the Company has committed to a plan of disposal expected to be completed within a year, and therefore, has recorded the Hardware at fair value less costs to dispose based on the expected selling price to IBM (a Level 3 fair value measurement as defined in Note 7, “Fair Value of Financial Instruments”). Accordingly, the Company has recorded a non-cash pre-tax charge of $32.1 million for the nine months ended March 31, 2020, equal to the difference between the Hardware’s carrying value and estimated fair value less costs to dispose, included as part of Cost of revenues on the Company’s Condensed Consolidated Statements of Earnings and is included in Other for purposes of the Company's segment reporting. As of March 31, 2020, the Hardware classified as assets held for sale has a carrying amount of approximately $18.0 million and is included in the Company’s Other current assets line item on the Condensed Consolidated Balance Sheets. Fixed minimum commitments remaining under the IBM Private Cloud Agreement at March 31, 2020 are $242.8 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premise solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at March 31, 2020 are $25.5 million through fiscal year 2029, the final year of the contract.
Investments
The Company contributed $1.7 million to an equity method investment during the nine months ended March 31, 2020. At March 31, 2020, the Company has a future commitment to fund $3.5 million to one of the Company’s investees.

Software License Agreements
The Company has incurred the following expenses under software license agreements:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(In millions)
Software License Agreements	$11.3	$9.1	$33.5	$27.0

Other
In the normal course of business, the Company is subject to various claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material impact on its financial condition, results of operations or cash flows.
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at March 31, 2020 or at June 30, 2019.
In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect wholly-owned subsidiary, which is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At March 31, 2020, BBPO was in compliance with this net capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires BBPO to maintain a minimum net capital amount. At March 31, 2020, BBPO was in compliance with this net capital requirement.
In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At March 31, 2020, Matrix Trust Company was in compliance with its capital requirements.

NOTE 16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three and nine months ended March 31, 2020, and 2019, respectively:

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Total
	(In millions)
Balances at January 1, 2020	$(55.5)	$(12.2)	$(67.7)
Other comprehensive income/(loss) before reclassifications	0.1	—	0.1
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.4	0.4
Balances at March 31, 2020	$(55.4)	$(11.9)	$(67.2)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Total
	(In millions)
Balances at January 1, 2019	$(59.3)	$(9.8)	$(69.2)
Other comprehensive income/(loss) before reclassifications	4.9	0.2	5.1
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	—
Balances at March 31, 2019	$(54.5)	$(9.7)	$(64.1)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2019	$(58.3)	$(12.9)	$(71.2)
Other comprehensive income/(loss) before reclassifications	2.9	—	2.9
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1.1	1.1
Balances at March 31, 2020	$(55.4)	$(11.9)	$(67.2)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2018	$(43.2)	$(10.2)	$(53.5)
Other comprehensive income/(loss) before reclassifications	(11.2)	0.6	(10.7)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	—
Balances at March 31, 2019	$(54.5)	$(9.7)	$(64.1)

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
In connection with an organizational change made in the first quarter of fiscal year 2020, in order to further align our portfolio of services, the results for the Company's wealth management Advisor Solutions services that were previously reported in our Investor Communication Solutions reportable segment are now reported within the Global Technology and Operations reportable segment. As a result, our prior period segment results for the three and nine months ended March 31, 2019 have been revised to reflect this change, which resulted in transferring $11.2 million of revenues and $0.9 million of earnings before income taxes between reportable segments for the three months ended March 31, 2019 and $32.3 million of revenues and $1.3 million earnings before income taxes between reportable segments for the nine months ended March 31, 2019.
Segment results:

	Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(In millions)
Investor Communication Solutions	$980.2	$1,005.9	$2,398.4	$2,488.7
Global Technology and Operations	305.5	247.8	860.3	733.2
Foreign currency exchange	(35.8)	(28.9)	(91.6)	(70.9)
Total	$1,249.9	$1,224.8	$3,167.1	$3,151.0

	Earnings (Loss) before Income Taxes
	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(In millions)
Investor Communication Solutions	$159.2	$192.9	$204.3	$288.5
Global Technology and Operations	67.4	53.4	172.9	147.5
Other	(17.8)	(25.2)	(107.1)	(76.3)
Foreign currency exchange	1.6	2.5	14.6	17.5
Total	$210.5	$223.6	$284.8	$377.2

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
Our services include investor communications, securities processing, data and analytics, and customer communications solutions. We serve a large and diverse client base across four client groups: banks/broker-dealers, asset management firms/mutual funds, wealth management firms, and corporate issuers. For capital markets firms, we help our clients lower costs and improve the effectiveness of their trade and account processing operations with support for their front-, middle- and back-office operations, and their administration, finance, risk and compliance requirements. We serve asset management firms by meeting their critical needs for shareholder communications and by providing investment operations technology to support their investment decisions. For wealth management clients, we provide an integrated platform with tools that create a better investor experience, while also delivering a more streamlined, efficient, and effective advisory servicing process. For our corporate issuer clients, we help manage every aspect of their shareholder communications, including registered and beneficial proxy processing, annual meeting support, transfer agency services and financial disclosure document creation, management and SEC filing services.
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
Our comprehensive wealth management platform offers capabilities across the entire wealth management lifecycle and streamlines all aspects of wealth management services, including account management, fee management and client on-boarding. The wealth management platform also enables financial advisors and wealth managers to better engage with customers through digital marketing and customer communications tools. Broadridge also integrates data, content and technology to drive new customer acquisition and cross-sell opportunities through the creation of sales and educational content, including seminars as well as customizable advisor websites, search engine marketing and electronic and print newsletters. Broadridge’s advisor solutions help advisors optimize their practice management through customer and account data aggregation and reporting.
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
Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and nine months ended March 31, 2020 compared to the three and nine months ended March 31, 2019. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the nine months ended March 31, 2020, mutual fund proxy fee revenues were 62% lower compared to the nine months ended March 31, 2019. During fiscal year 2019, mutual fund proxy fee revenues were 14% lower than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.

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
Closed sales for the three months ended March 31, 2020 were $44.4 million, an increase of $7.5 million or 20%, compared to $36.9 million for the three months ended March 31, 2019. Closed sales for the three months ended March 31, 2020 are net of an allowance adjustment of $1.8 million.
Closed sales for the nine months ended March 31, 2020 were $127.1 million, a decrease of $34.2 million or 21%, compared to $161.2 million for the nine months ended March 31, 2019. Closed sales for the nine months ended March 31, 2020 are net of an allowance adjustment of $5.3 million.
In March 2020, the World Health Organization declared the outbreak of Covid-19 as a pandemic ("Covid-19"), which continues to spread throughout the world including the U.S., India, Canada, Europe and other locations where we operate. Developments have been occurring rapidly with respect to the spread of Covid-19 and its impact on human health and businesses. To date, the Covid-19 pandemic has negatively impacted the global economy, created significant financial market volatility, disrupted global supply chains, and resulted in a significant number of deaths and infections worldwide. In response, several countries worldwide have enacted fiscal stimulus packages while central banks have increased monetary stimulus, both designed to help mitigate the negative macroeconomic effects of Covid-19. In addition, several national, state and local governments have placed restrictions on people from gathering in groups or interacting within a certain physical distance (i.e. social distancing) and in certain cases, have ordered businesses to close, limit operations or mandate that people stay at home.
The Company’s operations, both our Investor Communication Solutions and Global Technology and Operations segments, are critical components of the overall financial markets infrastructure in the U.S. and globally. As a result, we have been permitted to continue operating in all jurisdictions in which we conduct business (in most cases remotely), including in jurisdictions that have mandated the closure of certain businesses. Accordingly, the Company has taken several measures designed to protect the health of our employees and to minimize our operational disruption and resulting provision of services to our clients from the Covid-19 pandemic, including adopting strict social distancing and cleaning measures in our production facilities, taking the temperature of production-related employees in affected areas on a daily basis as a prerequisite to entering our facilities, load balancing of client jobs between various facilities, and instituting work from home protocols for employees not involved in production operations, amongst other measures.

To date, there has not been a material impact as a result of Covid-19 on our consolidated revenues and pre-tax income. The Company's increase in revenues stemming from higher trading volumes as a result of the recent financial markets volatility has been offset by the impact from the delay of fulfilling certain proxy communications into the fourth quarter. In addition, all of our production-related facilities remain operational and are continuing to provide ongoing services to our clients. The Company also continues to process above average equity and fixed income trades for our clients that operate in the financial services industry, many of whom themselves have experienced significant levels of trading activity from market volatility caused by the Covid-19 pandemic. Further, we have not experienced any significant supply-chain issues as our critical vendors have also remained operational and continue to meet their on-going service level requirements. We continue to actively engage with our clients to assist with their service demands, including our clients’ needs for any supplemental operational services and/or changes to existing service requirements in response to the Covid-19 pandemic.
Notwithstanding the foregoing, we are unable to precisely predict the impact that Covid-19 will have in the future due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our clients, and other factors identified in Part II, Item 1A. “Risk Factors” in this Form 10-Q and the 2019 Annual Report. Given these uncertainties, Covid-19 could disrupt the business of certain of our clients, decrease our clients’ demand for our services, impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our consolidated results of operations and/or our financial condition in the future. We will continue to closely monitor and evaluate the nature and extent of the impact of Covid-19 to our business, consolidated results of operations, and financial condition.
Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended March 31, 2020 and 2019, and the dollar and percentage changes between periods:

	Three Months Ended March 31,
			Change
	2020	2019	$	%
	(In millions, except per share amounts)
Revenues	$1,249.9	$1,224.8	$25.1	2
Cost of revenues	872.5	847.3	25.2	3
Selling, general and administrative expenses	151.1	143.9	7.3	5
Total operating expenses	1,023.7	991.2	32.5	3

Operating income	226.3	233.6	(7.3)	(3)
Margin	18.1%	19.1%
Interest expense, net	(16.2)	(10.0)	(6.2)	62
Other non-operating income (expenses), net	0.4	—	0.4	NM
Earnings before income taxes	210.5	223.6	(13.1)	(6)
Provision for income taxes	43.6	51.4	(7.8)	(15)
Effective tax rate	20.7%	23.0%
Net earnings	$166.8	$172.2	$(5.3)	(3)
Basic earnings per share	$1.46	$1.49	$(0.03)	(2)
Diluted earnings per share	$1.43	$1.45	$(0.02)	(1)

Weighted average shares outstanding:
Basic	114.6	115.7
Diluted	117.0	118.5
NM - Not meaningful

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended March 31, 2020 and 2019, and the dollar and percentage changes between periods:

	Three Months Ended March 31,
			Change
	2020	2019	$	%
	(In millions)
Recurring fee revenues	$834.5	$767.4	$67.1	9
Event-driven fee revenues	39.1	68.4	(29.3)	(43)
Distribution revenues	412.1	417.9	(5.8)	(1)
Foreign currency exchange	(35.8)	(28.9)	(6.9)	24
Total	$1,249.9	$1,224.8	$25.1	2

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	3pts	(0)pt	6pts	9%

Revenues increased $25.1 million, or 2%, to $1,249.9 million from $1,224.8 million.
•Recurring fee revenue growth was primarily driven by acquisitions that were not in the prior year period. Internal growth was neutral with positive growth in our GTO segment driven by higher trading volumes resulting from market uncertainty related to Covid-19, offset by negative internal growth in our ICS segment driven by a shift of proxy communications into the fourth quarter also as a result of Covid-19.
•Event-driven fee revenues decreased $29.3 million primarily due to decreased mutual fund proxy activity and equity proxy contests.
•Distribution revenues decreased $5.8 million primarily due to the decrease in event-driven fee revenues.
•The impact of the foreign currency translation from recent international acquisitions and higher organic revenues in certain non-U.S. countries negatively impacted revenues by $6.9 million.
Total operating expenses. Operating expenses increased $32.5 million, or 3%, to $1,023.7 million from $991.2 million as a result of an increase in both cost of revenues and selling, general and administrative expenses:
•Cost of revenues - The increase of $25.2 million in cost of revenues primarily reflected higher operating costs from acquisitions and related amortization expense, partially offset by lower proxy fulfillment expenses.
•Selling, general and administrative expenses - The increase of $7.3 million in selling, general, and administrative expenses primarily reflected impact of acquisitions.
•The impact of the foreign currency translation from recent international acquisitions and higher expenses in certain non-U.S. countries positively impacted total operating expenses by $5.9 million.
Interest expense, net. Interest expense, net was $16.2 million, an increase of $6.2 million, from $10.0 million for the three months ended March 31, 2019. The increase of $6.2 million was due to an increase in interest expense from higher borrowings primarily related to acquisitions.
Other non-operating income (expenses), net. Other non-operating income, net for the three months ended March 31, 2020 was $0.4 million, compared to other non-operating income, net of less than $0.1 million for the three months ended March 31, 2019. The increase was primarily due to higher gains from foreign currency in the current period.
Provision for income taxes.
•Effective tax rate for the three months ended March 31, 2020 - 20.7%
•Effective tax rate for the three months ended March 31, 2019 - 23.0%

The decrease in the effective tax rate for the three months ended March 31, 2020 was primarily driven by higher discrete tax benefits, including excess tax benefits of $1.9 million for the three months ended March 31, 2020 compared to $1.3 million for the three months ended March 31, 2019.
Nine Months Ended March 31, 2020 versus Nine Months Ended March 31, 2019
The table below presents Condensed Consolidated Statements of Earnings data for the nine months ended March 31, 2020 and 2019, and the dollar and percentage changes between periods:

	Nine Months Ended March 31,
			Change
	2020	2019	$	%
	(in millions, except per share amounts)
Revenues	$3,167.1	$3,151.0	$16.2	1
Cost of revenues	2,380.9	2,320.3	60.6	3
Selling, general and administrative expenses	460.1	418.7	41.4	10
Total operating expenses	2,841.0	2,739.1	101.9	4

Operating income	326.1	411.9	(85.8)	(21)
Margin	10.3%	13.1%
Interest expense, net	(43.2)	(30.4)	(12.8)	42
Other non-operating income (expenses), net	1.8	(4.3)	6.1	NM
Earnings before income taxes	284.8	377.2	(92.4)	(24)
Provision for income taxes	52.0	78.4	(26.4)	(34)
Effective tax rate	18.3%	20.8%
Net earnings	$232.8	$298.8	$(66.0)	(22)
Basic earnings per share	$2.03	$2.57	$(0.54)	(21)
Diluted earnings per share	$1.99	$2.51	$(0.52)	(21)

Weighted average shares outstanding:
Basic	114.6	116.1
Diluted	117.1	119.1
NM - Not meaningful

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the nine months ended March 31, 2020 and 2019, and the dollar and percentage changes between periods:

	Nine Months Ended March 31,
			Change
	2020	2019	$	%
	(In millions)
Recurring fee revenues	$2,106.1	$1,946.8	$159.3	8
Event-driven fee revenues	110.3	193.5	(83.2)	(43)
Distribution revenues	1,042.4	1,081.6	(39.2)	(4)
Foreign currency exchange	(91.6)	(70.9)	(20.7)	29
Total	$3,167.1	$3,151.0	$16.2	1

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	3pts	(1)pt	6pts	8%

Revenues increased $16.2 million to $3,167.1 million from $3,151.0 million.
•Recurring fee revenue growth was primarily driven by acquisitions that were not in the prior year period.
•Event-driven fee revenues decreased $83.2 million primarily due to decreased mutual fund proxy activity and equity proxy contests.
•Distribution revenues decreased $39.2 million primarily due to the decrease in event-driven fee revenues.
•The impact of the foreign currency translation from recent international acquisitions and higher organic revenues in certain non-U.S. countries negatively impacted revenues by $20.7 million.
Total operating expenses. Operating expenses increased $101.9 million, or 4%, to $2,841.0 million from $2,739.1 million as a result of an increase in both cost of revenues and selling, general and administrative expenses:
•Cost of revenues - The increase of $60.6 million in cost of revenues primarily reflected higher operating costs from acquisitions and related amortization expense and charges associated with the IBM Private Cloud Agreement, partially offset by lower distribution expenses and lower proxy fulfillment expenses.
•Selling, general and administrative expenses - The increase of $41.4 million in selling, general, and administrative expenses primarily reflected impact of acquisitions.
•The impact of the foreign currency translation from recent international acquisitions and the strengthening of the U.S. dollar against certain other currencies positively impacted total operating expenses by $17.8 million.
Interest expense, net. Interest expense, net was $43.2 million, an increase of $12.8 million, from $30.4 million for the nine months ended March 31, 2019. The increase of $12.8 million was due to an increase in interest expense from higher borrowings primarily related to acquisitions, partially offset by an increase in interest income.
Other non-operating income (expenses), net. Other non-operating income, net for the nine months ended March 31, 2020 was $1.8 million, compared to other non-operating expense, net of $4.3 million for the nine months ended March 31, 2019. The increased income was primarily due to higher net investment gains as compared to the prior year period.
Provision for income taxes.
•Effective tax rate for the nine months ended March 31, 2020 - 18.3%
•Effective tax rate for the nine months ended March 31, 2019 - 20.8%

The decrease in the effective tax rate for the nine months ended March 31, 2020 was primarily driven by higher discrete tax benefits, including excess tax benefits of $9.9 million for the nine months ended March 31, 2020 and $9.2 million for the nine months ended March 31, 2019.
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
In connection with an organizational change made in the first quarter of fiscal year 2020, in order to further align our portfolio of services, the results for the Company's wealth management Advisor Solutions services that were previously reported in our Investor Communication Solutions reportable segment are now reported within the Global Technology and Operations reportable segment. As a result, our prior period segment results for the three and nine months ended March 31, 2019 have been revised to reflect this change, which resulted in transferring $11.2 million of revenues and $0.9 million of earnings before income taxes between reportable segments and $32.3 million of revenues and $1.3 million of earnings before income taxes between reportable segments, respectively.
Revenues

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2020	2019	$	%	2020	2019	$	%
	(In millions)
Investor Communication Solutions	$980.2	$1,005.9	$(25.7)	(3)	$2,398.4	$2,488.7	$(90.3)	(4)
Global Technology and Operations	305.5	247.8	57.7	23	860.3	733.2	127.1	17
Foreign currency exchange	(35.8)	(28.9)	(6.9)	24	(91.6)	(70.9)	(20.7)	29
Total	$1,249.9	$1,224.8	$25.1	2	$3,167.1	$3,151.0	$16.2	1

Earnings Before Income Taxes

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2020	2019	$	%	2020	2019	$	%
	(In millions)
Investor Communication Solutions	$159.2	$192.9	$(33.7)	(17)	$204.3	$288.5	$(84.2)	(29)
Global Technology and Operations	67.4	53.4	14.0	26	172.9	147.5	25.4	17
Other	(17.8)	(25.2)	7.4	(29)	(107.1)	(76.3)	(30.8)	40
Foreign currency exchange	1.6	2.5	(0.9)	(36)	14.6	17.5	(2.9)	(17)
Total	$210.5	$223.6	$(13.1)	(6)	$284.8	$377.2	$(92.4)	(24)

Investor Communication Solutions
Revenues for the three months ended March 31, 2020 decreased $25.7 million to $980.2 million from $1,005.9 million, and earnings before income taxes decreased $33.7 million to $159.2 million from $192.9 million.
Revenues for the nine months ended March 31, 2020 decreased $90.3 million to $2,398.4 million from $2,488.7 million, and earnings before income taxes decreased $84.2 million to $204.3 million from $288.5 million.

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2020	2019	$	%	2020	2019	$	%
	(In millions)
Revenues
Recurring fee revenues	$529.0	$519.6	$9.4	2	$1,245.8	$1,213.6	$32.1	3
Event-driven fee revenues	39.1	68.4	(29.3)	(43)	110.3	193.5	(83.2)	(43)
Distribution revenues	412.1	417.9	(5.8)	(1)	1,042.4	1,081.6	(39.2)	(4)
Total	$980.2	$1,005.9	$(25.7)	(3)	$2,398.4	$2,488.7	$(90.3)	(4)

Earnings Before Income Taxes
Earnings before income taxes	$159.2	$192.9	$(33.7)	(17)	$204.3	$288.5	$(84.2)	(29)
Pre-tax Margin	16.2%	19.2%			8.5%	11.6%

	Points of Growth				Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	3pts	(4)pts	3pts	2%	3pts	(3)pts	3pts	3%
For the three months ended March 31, 2020:
•Recurring fees grew 2% driven by net new business and acquisition growth, partially offset by internal growth. Internal growth was negatively impacted by a shift of proxy communications into the fourth quarter as a result of Covid-19, which more than offset the impact of 7% position growth for annual equity proxy communications.
•Lower event-driven fee revenues were primarily due to decreased mutual fund proxy activity and equity proxy contests.
•Lower distribution revenues resulted primarily from the decrease in event-driven fee revenues.
•The earnings decrease was primarily due to lower event-driven fee revenues and the shift of proxy communications into the fourth quarter, which more than offset the contribution from the increase in other recurring fee revenues.

For the nine months ended March 31, 2020:
•Recurring fees grew 3% driven by net new business and acquisition growth partially offset by internal growth. Internal growth was negatively impacted by a shift of proxy communications into the fourth quarter as a result of Covid-19 and lower volumes in other communications, which more than offset the impact of 8% position growth for annual equity proxy communications and 3% position growth for mutual fund and ETF interims.
•Lower event-driven fee revenues were primarily due to decreased mutual fund proxy activity and equity proxy contests.
•Lower distribution revenues resulted primarily from the decrease in event-driven fee revenues.
•The earnings decrease was primarily due to lower event-driven fee revenues more than offsetting the contribution from higher recurring fee revenues.

Global Technology and Operations
Revenues for the three months ended March 31, 2020 increased $57.7 million to $305.5 million from $247.8 million, and earnings before income taxes increased $14.0 million to $67.4 million from $53.4 million.
Revenues for the nine months ended March 31, 2020 increased $127.1 million to $860.3 million from $733.2 million, and earnings before income taxes increased $25.4 million to $172.9 million from $147.5 million.

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2020	2019	$	%	2020	2019	$	%
	(In millions)
Revenues
Recurring fee revenues	$305.5	$247.8	$57.7	23	$860.3	$733.2	$127.1	17

Earnings Before Income Taxes
Earnings before income taxes	$67.4	$53.4	$14.0	26	$172.9	$147.5	$25.4	17
Pre-tax Margin	22.1%	21.5%			20.1%	20.1%

	Points of Growth				Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	4pts	7pts	12pts	23%	4pts	2pts	11pts	17%

•For the three months ended March 31, 2020, the earnings increase was primarily due to higher organic revenues, partially offset by the impact of expenditures to implement and support new business. Internal growth benefited from higher trading volumes resulting from market uncertainty related to Covid-19.
•For the nine months ended March 31, 2020, the earnings increase was primarily due to higher revenues from acquisitions, including software license sales, and higher organic revenues, partially offset by the impact of expenditures to implement and support new business and the amortization of acquired intangibles.
Other
Loss before income taxes was $17.8 million for the three months ended March 31, 2020, a decrease of $7.4 million, or 29%, compared to $25.2 million for the three months ended March 31, 2019.
•The decreased loss before income taxes was primarily due to lower corporate expenses, partially offset by interest expense versus the prior year period.
Loss before income taxes was $107.1 million for the nine months ended March 31, 2020, an increase of $30.8 million, or 40%, compared to $76.3 million for the nine months ended March 31, 2019.
•The increased loss before income taxes was primarily due to charges associated with the IBM Private Cloud Agreement, and higher interest expense versus the prior year period.
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
Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(In millions)
Operating income (GAAP)	$226.3	$233.6	$326.1	$411.9
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	32.5	21.2	90.9	64.3
Acquisition and Integration Costs	3.0	0.9	9.0	3.1
IBM Private Cloud Charges	0.2	—	33.6	—
Adjusted Operating income (Non-GAAP)	$262.1	$255.7	$459.6	$479.4
Operating income margin (GAAP)	18.1%	19.1%	10.3%	13.1%
Adjusted Operating income margin (Non-GAAP)	21.0%	20.9%	14.5%	15.2%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(In millions)
Net earnings (GAAP)	$166.8	$172.2	$232.8	$298.8
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	32.5	21.2	90.9	64.3
Acquisition and Integration Costs	3.0	0.9	9.0	3.1
IBM Private Cloud Charges	0.2	—	33.6	—
Taxable adjustments	35.8	22.1	133.5	67.5
Tax impact of adjustments (a)	(7.6)	(5.4)	(29.0)	(15.7)
Adjusted Net earnings (Non-GAAP)	$195.0	$188.9	$337.3	$350.6

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Diluted earnings per share (GAAP)	$1.43	$1.45	$1.99	$2.51
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.28	0.18	0.78	0.54
Acquisition and Integration Costs	0.03	0.01	0.08	0.03
IBM Private Cloud Charges	—	—	0.29	—
Taxable adjustments	0.31	0.19	1.14	0.57
Tax impact of adjustments (a)	(0.07)	(0.05)	(0.25)	(0.13)
Adjusted earnings per share (Non-GAAP)	$1.67	$1.59	$2.88	$2.94

(a) Calculated using the GAAP effective tax rate, adjusted to exclude $1.9 million and $9.9 million of excess tax benefits associated with stock-based compensation for the three and nine months ended March 31, 2020, respectively, and $1.3 million and $9.2 million of excess tax benefits associated with stock-based compensation for the three and nine months ended March 31, 2019, respectively. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Nine Months Ended March 31,
	2020	2019
	(In millions)
Net cash flows provided by operating activities (GAAP)	$155.6	$217.9
Capital expenditures and Software purchases and capitalized internal use software	(73.5)	(46.3)
Free cash flow (Non-GAAP)	$82.2	$171.6

Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	March 31, 2020	June 30, 2019
	(In millions)
Cash and cash equivalents:
Domestic cash	$210.4	$95.5
Cash held by foreign subsidiaries	108.1	99.8
Cash held by regulated entities	83.5	77.9
Total cash and cash equivalents	$402.1	$273.2

At March 31, 2020, Cash and cash equivalents were $402.1 million and Total stockholders’ equity was $1,202.5 million. At March 31, 2020, net working capital was $106.0 million compared to $239.8 million at June 30, 2019. At the current time, we expect cash generated in future periods by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases. Given the uncertainty in the rapidly changing market and economic conditions related to the Covid-19 outbreak, we will continue to evaluate the nature and extent of the impact of the Covid-19 outbreak on our business and financial position.
We expect existing domestic cash, cash equivalents, available lines of credit, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, cash flows from operations and borrowing capacity to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for the foreseeable future. If these funds are needed for our operations in the U.S., we may be required to pay foreign taxes to repatriate these funds. However, while we may do so at a future date, the Company does not need to repatriate future foreign earnings to fund U.S. operations.

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at March 31, 2020	Carrying value at March 31, 2020	Carrying value at June 30, 2019	Unused Available Capacity	Fair Value at March 31, 2020
			(In millions)
Current portion of long-term debt
Fiscal 2014 Senior Notes (a)	September 2020	$400.0	$399.8	$—	$—	$398.9
		$400.0	$399.8	$—	$—	$398.9

Long-term debt, excluding current portion
Fiscal 2019 Revolving Credit Facility:
U.S. dollar tranche	March 2024	$250.0	$250.0	$360.0	$850.0	$250.0
Multicurrency tranche	March 2024	192.5	192.5	215.7	207.5	192.5
Total Revolving Credit Facility		442.5	442.5	575.7	1,057.5	442.5

Fiscal 2014 Senior Notes (a)	September 2020	—	—	399.2	—	—
Fiscal 2016 Senior Notes	June 2026	500.0	495.9	495.5	—	505.3
Fiscal 2020 Senior Notes	December 2029	750.0	741.5	—	—	674.3
Total Senior Notes		1,250.0	1,237.4	894.7	—	1,179.6

Total long-term debt		$1,692.5	$1,679.9	$1,470.4	$1,057.5	$1,622.1

Total debt		$2,092.5	$2,079.7	$1,470.4	$1,057.5	$2,021.0
_________
(a) The Fiscal 2014 Senior Notes were reclassified from Long-term debt to Current portion of long-term debt in September 2019 to reflect the remaining maturity of less than a year.

Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2020	2021	2022	2023	2024	Thereafter	Total
(in millions)	$—	$400.0	$—	$—	$442.5	$1,250.0	$2,092.5
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

Cash Flows

	Nine Months Ended March 31,
			Change
	2020	2019	$
	(In millions)
Net cash flows provided by operating activities	$155.6	$217.9	$(62.3)
Net cash flows used in investing activities	$(427.9)	$(49.1)	$(378.8)
Net cash flows provided by (used in) financing activities	$401.6	$(138.8)	$540.3

Free cash flow:
Net cash flows provided by operating activities (GAAP)	$155.6	$217.9	$(62.3)
Capital expenditures and Software purchases and capitalized internal use software	(73.5)	(46.3)	(27.1)
Free cash flow (Non-GAAP)	$82.2	$171.6	$(89.4)

The decrease in cash provided by operating activities of $62.3 million in the nine months ended March 31, 2020, as compared to the nine months ended March 31, 2019, was primarily due to increased spend on client implementations, partially offset by lower cash used in working capital.
The increase in cash used in investing activities of $378.8 million in the nine months ended March 31, 2020, as compared to the nine months ended March 31, 2019, primarily reflects an increase in cash used in recent acquisitions, capital expenditures, and other related investments.
The increase in cash provided by financing activities of $540.3 million in the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019 primarily reflects an increase in debt proceeds, net of debt repayments, and lower treasury stock repurchases as compared to the prior year period.
Seasonality
Processing and distributing proxy materials and annual reports to investors comprises a large portion of our Investor Communication Solutions business. We process and distribute the greatest number of proxy materials and annual reports during our third and fourth fiscal quarters. The recurring periodic activity of this business is linked to significant filing deadlines imposed by law on public reporting companies. Historically, this has caused our revenues, operating income, net earnings, and cash flows from operating activities to be higher in our fourth fiscal quarter than in any other quarter. Beginning on July 1, 2018, the Company adopted ASU No. 2014-09, resulting in the majority of our revenues from equity proxy services being recognized in the third and fourth quarters. Notwithstanding the impact of ASU No. 2014-09, the seasonality of our revenues makes it difficult to estimate future operating results based on the results of any specific fiscal quarter and could affect an investor’s ability to compare our financial condition, results of operations, and cash flows on a fiscal quarter-by-quarter basis. Furthermore, the seasonality of our revenues was affected by the Covid-19 outbreak due to the shift of certain proxy communications into the fourth quarter as a result of safety measures we implemented and the extensions of significant filing deadlines by regulators.
Contractual Obligations
In March 2010, the Company and IBM entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022, but a two-year extension was signed in March 2015, amending the expiration date to June 30, 2024. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended IT Services Agreement at March 31, 2020 are $251.7 million through fiscal year 2027, the final year of the Amended IT Services Agreement.

In December 2019, the Company and IBM entered into the IBM Private Cloud Agreement under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The IBM Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the IBM Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and such transferred employees are expected to continue providing services to the Company on behalf of IBM under the IBM Private Cloud Agreement. Pursuant to the IBM Private Cloud Agreement, the Company has agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide along with the Company’s maintenance agreements (“Maintenance Contracts”) associated with the Hardware to IBM. The transfer of the Hardware and Maintenance Contracts to IBM is expected to close no later than September 30, 2020. The Company concluded that the Hardware qualifies as assets held for sale since the Company has committed to a plan of disposal expected to be completed within a year, and therefore, has recorded the Hardware at fair value less costs to dispose based on the expected selling price to IBM (a Level 3 fair value measurement as defined in Note 7, “Fair Value of Financial Instruments” to the Company's Condensed Consolidated Financial Statements). Accordingly, the Company has recorded a non-cash pre-tax charge of $32.1 million for the nine months ended March 31, 2020, equal to the difference between the Hardware’s carrying value and estimated fair value less costs to dispose, included as part of Cost of revenues on the Company’s Condensed Consolidated Statements of Earnings and is included in Other for purposes of the Company's segment reporting. As of March 31, 2020, the Hardware classified as assets held for sale has a carrying amount of approximately $18.0 million and is included in the Company’s Other current assets line item on the Condensed Consolidated Balance Sheets. Fixed minimum commitments remaining under the IBM Private Cloud Agreement at March 31, 2020 are $242.8 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premise solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at March 31, 2020 are $25.5 million through fiscal year 2029, the final year of the contract.
The Company contributed $1.7 million to an equity method investment during the nine months ended March 31, 2020. At March 31, 2020, the Company has a future commitment to fund $3.5 million to one of the Company’s investees.
Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at March 31, 2020.
Off-balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company was not a party to any derivative financial instruments at March 31, 2020 or at June 30, 2019. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.
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
Item 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2020 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS

In addition to the risk set forth below and the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A. to Part I in our 2019 Annual Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2019 Annual Report.

The recent Covid-19 outbreak may negatively impact our business, results of operations and financial performance.
The recent outbreak of Covid-19 and its development into a pandemic is having a significant effect on the world economy, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our employees, our clients and our third-party service providers. The Covid-19 pandemic has created significant volatility, uncertainty and business and economic disruption. Any of the following factors, or other cascading effects of the Covid-19 pandemic that are not currently foreseeable, could negatively affect our operations and performance of our services, increase our costs, and negatively impact our sales, results of operations and our liquidity position, possibly to a significant degree:

•We are a global company and our business is highly dependent on the financial services industry and exchanges and market centers, particularly in North America. The recent outbreak of Covid-19 in many countries, including the U.S., continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. An extended period of exchange or market disruption or closures could negatively impact our business and financial results. In addition, we could experience a decrease in demand for our services, a delay in onboarding our clients, and a delay or reduction in our sales particularly if an economic downturn causes financial stress for our clients. Further, lower assets under administration and interest rates could impact our mutual fund processing and transfer agency businesses.
•To date, the Covid-19 outbreak has disproportionately impacted more densely populated regions where many of our offices and facilities and our financial services clients are located. Consequently, stay-at-home orders and quarantine rules in these areas have had a greater impact on the operations of these facilities and our clients’ operations. Therefore, our ability to provide our services and solutions has been, and could continue to be, negatively impacted, including as a result of our employees or our clients’ and vendors’ employees working remotely, and business slowdown or interruption due to the illness of our employees or the safety measures implemented to prevent the illness of our employees such as the potential closures of offices and facilities.
•The technological resources and infrastructure used by us, as well as the third-party service providers and vendors who support us, such as internet capacity may be strained due to the increase in the number of remote users. In addition, we may face increased cybersecurity risks due to the number of employees that are working remotely in regions impacted by stay-at-home orders or observing quarantine safety measures. Increased levels of remote access may create additional opportunities for cybercriminals to attempt to exploit vulnerabilities, and employees may be more susceptible to phishing and social engineering attempts due to increased stress caused by the crisis and from balancing family and work responsibilities at home.
•We rely on third-party service providers and vendors to provide critical systems and services such as data center services and materials needed for the production and delivery of our print services, and the Covid-19 outbreak could present heightened or novel risks with respect to the continuity of our critical vendors’ services or ability to supply materials including the possibility of closure or business interruption.
•There is a potential risk that members of our senior management team and/or our board of directors can become incapacitated or otherwise unable to perform their duties for an extended period of time due to illness resulting from the Covid-19 outbreak.

The extent to which the coronavirus pandemic and any resultant economic downturn impacts our business, operations, and financial results is uncertain and will depend on numerous evolving factors that are outside our control and we may not be able to accurately predict, including the duration and scope of the pandemic and the governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our third fiscal quarter ended March 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2020 - January 31, 2020	—	$—	—	10,000,000
February 1, 2020 - February 29, 2020	417,254	120.94	413,455	9,586,545
March 1, 2020 - March 31, 2020	—	—	—	9,586,545
Total	417,254	$120.94	413,455
_____________
(1)Includes 3,799 shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2)During the fiscal quarter ended March 31, 2020, the Company repurchased 413,455 shares of common stock at an average price per share of $120.95 under its share repurchase program. At March 31, 2020, the Company had 9.6 million shares available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

Item 6. EXHIBITS
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and nine months ended March 31, 2020 and 2019, (ii) condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2020 and 2019, (iii) condensed consolidated balance sheets as of March 31, 2020 and June 30, 2019, (iv) condensed consolidated statements of cash flows for the nine months ended March 31, 2020 and 2019, (v) condensed consolidated statements of stockholders’ equity for the three and nine months ended March 31, 2020 and 2019, and (vi) the notes to the condensed consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: May 8, 2020	By:	/s/ James M. Young
James M. Young
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)