Form 10-K
period 2020-06-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2020-08-11
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value, as of December 31, 2019, of common stock held by non-affiliates of the registrant was $14,072,861,236.
As of July 31, 2020, there were 115,161,503 shares of the registrant’s common stock outstanding (excluding 39,299,624 shares held in treasury), par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of June 30, 2020 are incorporated by reference into Part III.

PART I.

Forward-Looking Statements
This Annual Report on Form 10-K of Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”) may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words such as “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. In particular, information appearing under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:
•the potential impact and effects of the Covid-19 pandemic (“Covid-19”) on the business of Broadridge, Broadridge’s results of operations and financial performance, any measures Broadridge has and may take in response to Covid-19 and any expectations Broadridge may have with respect thereto;
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
•the failure of Broadridge’s key service providers to provide the anticipated levels of service;
•a disaster or other significant slowdown or failure of Broadridge’s systems or error in the performance of Broadridge’s services;
•overall market and economic conditions and their impact on the securities markets;
•Broadridge’s failure to keep pace with changes in technology and the demands of its clients;
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

ITEM 1. Business
Overview
Broadridge, a Delaware corporation and a part of the S&P 500® Index (“S&P”), is a global financial technology leader providing investor communications and technology-driven solutions to banks, broker-dealers, asset and wealth managers and corporate issuers. With over 50 years of experience, including over 10 years as an independent public company, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated solutions and an important infrastructure that powers the financial services industry. Our solutions enable better financial lives by powering investing, governance and communications and help reduce the need for our clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities.
Our services include investor communications, securities processing, data and analytics, and customer communications solutions. We serve a large and diverse client base across four client groups: banks/broker-dealers, asset management firms/mutual funds, wealth management firms and corporate issuers. For capital markets firms, we help our clients lower costs and improve the effectiveness of their trade and account processing operations with support for their operational technologies, and their administration, finance, risk and compliance requirements. We serve asset management firms by meeting their critical needs for shareholder communications and by providing investment operations technology to support their investment decisions. For wealth management clients, we provide an integrated platform with tools that optimize advisor productivity, enhance client experience, and digitize enterprise operations. For our corporate issuer clients, we help manage every aspect of their shareholder communications, including registered and beneficial proxy processing, annual meeting support, transfer agency services and financial disclosure document creation, management and SEC filing services.
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
For asset managers and retirement service providers, we offer data-driven solutions and an end-to-end platform for content management, composition, and multi-channel distribution of regulatory, marketing, and transactional information. Our data and analytics solutions provide investment product distribution data, analytical tools, insights, and research to enable asset managers to optimize product distribution across retail and institutional channels globally. Through Matrix Financial Solutions, Inc. (“Matrix”), we provide mutual fund trade processing services for retirement service providers, third-party administrators, financial advisors, banks and wealth management professionals.
In addition, we provide public corporations and mutual funds with a full suite of solutions to help manage their annual meeting process, including registered and beneficial proxy distribution and processing services, proxy and annual report document management solutions, virtual shareholder meeting services, and solutions that help them gain insight into their shareholder base through our shareholder data services. We also offer financial reporting document composition and management solutions, SEC disclosure and filing services, and registrar, stock transfer and record-keeping services through Broadridge Corporate Issuer Solutions.
We provide customer communications solutions which include print and digital solutions, content management, postal optimization, and fulfillment services. These services include customer communications management capabilities through the Broadridge Communications CloudSM platform (the “Communications Cloud”). Through one point of integration, the Communications Cloud helps companies create, deliver, and manage multi-channel communications and customer engagement. The platform includes data-driven composition tools, identity and preference management, multi-channel optimization and digital communication experience, archive and information management, digital and print delivery, and analytics and reporting tools.

Global Technology and Operations
We are a leading global provider of securities processing solutions for capital markets, wealth management, and asset management firms. We offer advanced solutions that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, margin, cash management, clearance and settlement, asset servicing, reference data management, reconciliations, securities financing and collateral optimization, compliance and regulatory reporting, and portfolio accounting and custody-related services.
Our core post-trade services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management and manage risk, thereby enabling them to focus on their core business activities. Provided on a software as a service (“SaaS”) basis within large user communities, our technology is a global solution, processing clearance and settlement in over 100 countries. Our multi-asset, multi-market, multi-entity and multi-currency solutions support real-time global trade processing of equity, fixed income, mutual fund, foreign exchange, and exchange traded derivatives. We process on average over $8 trillion in equity and fixed income trades per day of United States of America (“U.S.”) and Canadian securities.

Our comprehensive wealth management platform offers capabilities across the entire wealth management lifecycle and streamlines all aspects of wealth management services, including account management, fee management and client on-boarding. The wealth management platform enables full-service, regional and independent broker-dealers and investment advisors to better engage with customers through digital marketing and customer communications tools. We also integrate data, content and technology to drive new customer acquisition, support holistic advice and cross-sell opportunities through the creation of sales and educational content, including seminars as well as customizable advisor websites, search engine marketing and electronic and print newsletters. Our advisor solutions help advisors optimize their practice management through customer and account data aggregation and reporting. We currently support over 200,000 professionals at more than 300 financial firms with our wealth management solutions.
We offer buy-side technology solutions for the global investment management industry, including portfolio management, compliance and operational workflow solutions for hedge funds, family offices, investment managers and the providers that service this space. Through our Managed Services, we provide business process outsourcing services that support the entire trade lifecycle operations of our buy- and sell-side clients’ businesses through a combination of our technology and our operations expertise. We also provide support for advisor, investor and compliance workflow.

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

As financial institutions look to transform and mutualize their mission-critical but non-differentiating operational and support functions, we have the proven technology, scale, innovation, experience and, most importantly, the clients to achieve this goal and meet their needs. We define our market opportunity in our strong and growing global businesses in both governance and communications and capital markets, with an additional growth platform in wealth and investment management. Our growth strategy is based on the following key components.

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
•Governance. We provide a strong network through our governance platform that links broker-dealers, public companies, mutual funds, shareholders, and regulators. We continue to grow our governance solutions by continuing to transform content and delivery and improve product capabilities to drive higher investor engagement. We aim to be an integral partner to asset managers and retirement service providers by offering data-driven solutions that help them grow revenue, reduce costs and maintain compliance. We are also expanding our capabilities to better serve the needs of issuers and we are driving the next generation of digital communications while optimizing print and mail services through advanced technology.

•Capital Markets. Global institutions have a strong need to simplify their complex technology environment, and our SaaS-based global, multi-asset class technology platform addresses this need. We are driving global post-trade management to create transformation opportunities to simplify our clients’ operations, improve performance, evolve to global operating models, adopt new technologies, and enable our clients to better manage their data.

•Wealth Management. Wealth management clients including full-service, regional and independent broker-dealers, investment advisors, insurance companies and retirement solutions providers are all undergoing unprecedented change. These firms are in need of partners to help them navigate the demographic shift of advisors and investors, the large generational transference of wealth and the aging of the client experience and operational technologies that are essential to their business. These market dynamics are driving the need to more seamlessly integrate technology and processes and access to data-centric digital wealth solutions to better service advisors and investors. This can only be achieved by modernizing their core technology infrastructure. To address this need, we have developed a holistic wealth management platform solution that provides seamless systems and data integration capabilities and enables firms to improve advisor productivity, investor experience and operational process efficiencies.

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

History and Development of Our Company

Broadridge has over 50 years of history in providing innovative solutions to financial services firms and publicly-held companies. We are the former Brokerage Services division of Automatic Data Processing, Inc. (“ADP”), which opened for business in 1962 with one client, processing an average of 300 trades per night. In 1979, ADP expanded its U.S.-based securities processing solutions to process Canadian securities. Broadridge was incorporated in Delaware as a wholly-owned subsidiary of ADP on March 29, 2007 in anticipation of our spin-off from ADP. We spun off from ADP and began operating as an independent public company on March 30, 2007. In January 2019, Timothy C. Gokey succeeded Richard J. Daly as Chief Executive Officer of Broadridge.

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

In 1994, we began offering ProxyEdge, our innovative electronic proxy delivery and voting solution for institutional investors that helps ensure the participation of the largest stockholders of many companies. In 1998, having previously provided print and distribution services as an accommodation to our securities processing and proxy clients, we began offering account statement and reporting services. In 2001, we developed and released an electronic document distribution and archiving solution of all investor communications.

We have made several acquisitions to improve and expand the solutions offered through our Investor Communication Solutions segment. For our asset management clients, we acquired Access Data Corp. in 2009 to build-out our data and analytics offerings. We made additional acquisitions adding new global data, insight, and compliance capabilities for our global asset management clients.

We continued to expand our services for asset managers and mutual funds through the acquisition of Matrix, a provider of mutual fund trade processing services for retirement service providers, third party administrators, financial advisors, banks and wealth management professionals in 2011. Matrix’s operational, trust, custody, trading and mutual fund and exchanged traded funds (“ETFs”) settlement services strengthened Broadridge’s role as a provider of data processing and distribution channel solutions to the mutual fund industry. We increased the breadth of Matrix’s offerings and enhanced its operational scale through the acquisition of a trade processing business and the acquisition of retirement plan custody and trust assets from TD Ameritrade Trust Company (“TD Ameritrade”), a subsidiary of TD Ameritrade Holding Company. In addition, we expanded our North American fund industry solutions with European fund compliance solutions through the acquisitions of FundAssist Limited (“FundAssist”) and FundsLibrary Limited (“FundsLibrary”).

In 2016, we expanded our communications solutions through the acquisition of the North American Customer Communications (“NACC”) business of DST Systems, Inc., which was renamed Broadridge Customer Communications and integrated into our then existing customer communications business. The combination further enhanced our position as a leading provider of print and digital communications.

In 2017, we added to our corporate issuer solutions with the acquisition of Summit Financial Disclosure, LLC (“Summit”), a full-service financial document management solutions provider. We integrated Summit’s document composition and regulatory filing services with our proxy voting and shareholder communications services to create an end-to-end solution for corporate issuers that spans the entire corporate disclosure lifecycle from private funding, through capital markets transactions and year-round SEC reporting and communications to shareholders.

In 2019, we acquired Fi360, Inc. (“Fi360”) a provider of fiduciary and Securities and Exchange Commission (the “SEC”) Regulation Best Interest (“Regulation BI”) solutions for the wealth and retirement industry. Fi360 enhances our retirement solutions by providing wealth and retirement advisors with fiduciary tools that complement our Matrix trust and trading platform.

Global Technology and Operations

Our Global Technology and Operations business has evolved over the past 50 years from being a processer of U.S. and Canadian securities to a global provider of multi-market, multi-asset class, multi-entity and multi-currency technology solutions and services. This evolution has occurred through a combination of ongoing organic product development and focused acquisitions that have expanded and enhanced the capabilities of our solutions and the markets we serve.

We made significant additions to our Global Technology and Operations business through two key acquisitions in the mid-1990s. In 1995, we acquired a London-based provider of multi-currency clearance and settlement services, to become a global supplier of transaction processing services. In 1996, we acquired a provider of institutional fixed income transaction processing systems.

Our Managed Services business was launched in 2005 with the acquisition of the Bank of America Corporation’s U.S. Clearing and BrokerDealer Services business. Over the years, we have expanded the asset class, geographic and market segment coverage of our Managed Services. Expanded asset classes include futures, over-the-counter derivatives, and non-dollar and fixed income securities. In addition, we added fee billing for all asset classes and we now support asset managers and entities outside the U.S.
For our capital markets solutions, we added reconciliations and matching capabilities with the acquisition of CityNetworks Ltd. in 2010. We broadened our global securities financing and collateral management capabilities through the acquisitions of 4sight Financial Software Limited and Anetics, Inc. in 2016. In 2017, we acquired Message Automation Limited, extending our regulatory and compliance capabilities for capital markets firms. Most recently, we acquired Shadow Financial Systems, Inc. (“Shadow Financial”) in 2019, which added a market-ready solution for exchanges, inter-dealer brokers and proprietary trading firms, as well as additional capabilities in exchange traded derivatives and cryptocurrency.

For our wealth management solutions, we have made a series of acquisitions that have broadened our suite of wealth-focused technology and advisor communications solutions for broker-dealers, independent broker-dealers and banks. In 2010, we acquired Forefield, Inc., which has been consolidated with Emerald Connect, LLC, acquired in 2014, to provide financial advisors with content and tools to communicate with their customers. In 2016, we acquired M&O Systems, Inc., and in 2019 we acquired Financial Database Services, Inc. These acquisitions have made Broadridge the leading provider of advisor compensation management solutions, as well as strengthened our compliance and advisor onboarding capabilities. In 2019, we acquired Rockall Technologies Limited (“Rockall”) and expanded our core front-to-back wealth management capabilities, providing innovative securities-based lending (“SBL”) and collateral management technology solutions to help commercial banks manage risk and optimize clients’ securities lending and financing needs. In 2019, we acquired RPM Technologies (“RPM”), a Canadian provider of enterprise wealth management software solutions and services. The addition of RPM’s state-of-the-art technology platforms builds upon our Canadian wealth management business, providing a solution set for the retail banking sector with enhanced mutual fund and deposit manufacturing capabilities.

For our asset management solutions, we expanded our securities processing solutions to service buy-side firms with the acquisition of Paladyne Systems in 2011, a provider of an integrated operational solutions platform that provides hedge funds, hedge fund administrators, and asset management firms with mission critical applications to streamline and manage their businesses. In 2013, we expanded our suite of asset management solutions through the acquisition of Bonaire Software Solutions, LLC, a provider of fee calculation, billing, and revenue and expense management solutions. In 2015, we acquired QED Financial Systems, Inc., a provider of investment accounting and data management solutions to institutional investors and asset management firms. In 2019, we acquired ClearStructure Financial Technology, LLC (“ClearStructure”), a global provider of portfolio management solutions for the private debt markets.

The Broadridge Business
Investor Communication Solutions
The Investor Communication Solutions segment’s revenues represented approximately 77% and 80% of our total Revenues in fiscal years 2020 and 2019, respectively, which gives effect to the foreign exchange impact from revenues generated in currencies other than the U.S. dollar. See “Analysis of Reportable Segments — Revenues” under “Item 701. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The services and solutions provided through our Investor Communication Solutions segment serve the following client groups:

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

The SEC rules require public companies to reimburse Nominees for the expense of distributing stockholder communications to beneficial owners of securities held in street name. The reimbursement rates are set forth in the rules of self-regulatory organizations (“SROs”), including the New York Stock Exchange (“NYSE”). We bill public companies for the proxy services performed, collect the fees and remit to the Nominee its portion of the fees. In addition, the NYSE rules establish fees specifically for the services provided by intermediaries in the proxy process, such as Broadridge. We also compile NOBO lists on behalf of Nominees in response to requests from corporate issuers. The preparation of NOBO lists is subject to reimbursement by the securities issuers requesting such lists to the broker-dealers. The reimbursement rates are based on the number of NOBOs on the list produced pursuant to NYSE or other SRO rules. The rules also provide for certain fees to be paid to third-party intermediaries who compile NOBO lists. We function as an intermediary in the NOBO process.

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

We also offer a complete reorganization communications solution to notify investors of reorganizations or corporate action events such as tender offers, mergers and acquisitions, bankruptcies, and class action lawsuits. We also offer our Mailbox products - Advisor Mailbox™ and Investor Mailbox® - which support and complement any investor communication strategy. Our Investor Mailbox solution provides the electronic delivery of investor communications to our clients’ websites or mobile apps, enabling investor access to regulatory delivery notices, day-to-day account and investment information and convenient response tools. Our Advisor Mailbox is an electronic communications platform for financial advisors that delivers immediate electronic access to the communications and documents sent to such advisors’ customers. Advisor Mailbox streamlines multiple communication paths for all investor-related documents into a single-visit portal that is integrated onto an advisor’s platform.

Asset Management Firms/Mutual Funds

We provide a full range of data-driven solutions that help our asset management and retirement services clients grow revenue, operate efficiently, and maintain compliance. Our regulatory communications solutions enable global asset managers to communicate with large audiences of investors efficiently and reliably by centralizing all investor communications through one resource. We provide composition, printing, filing, and distribution services for regulatory reports, prospectuses and proxy materials, as well as proxy solicitation services. We manage the entire communications process with both registered and beneficial stockholders. Our marketing and transactional communications solutions provide a content management and multi-channel distribution platform for marketing and sales communications for asset managers and retirement service providers. In addition, our data and analytics solutions provide investment product distribution data, analytical tools, and insights and research to enable asset managers to optimize product distribution across retail and institutional channels globally.

We also provide mutual fund and ETF trade processing services for retirement service providers, third-party administrators, financial advisors, banks and wealth management professionals through Matrix. Matrix’s operational, trust, custody, trading and mutual fund and ETF settlement services are integrated into our product suite thereby strengthening Broadridge’s role as a provider of insight, technology and managed services to the asset management and retirement industry.

Corporate Issuers

We provide governance and communications services to corporate issuers. We are the largest processor and provider of investor communication solutions to public companies through the performance of beneficial proxy services. We also provide disclosure solutions and transfer agency services providing corporate issuers a single source solution that spans the entire corporate disclosure and shareholder communications lifecycle.

Our governance and communications services include a full suite of annual meeting solutions:

•Proxy services – we provide complete project management for the entire annual meeting process including registered and beneficial proxy materials distribution, vote processing and tabulation through our ShareLink® tool.

•Virtual Shareholder Meeting™ – electronic annual meetings on the Internet, either on a stand-alone basis, or in conjunction with in-person annual meetings, including shareholder validation and voting services and the ability for shareholders to ask questions and for management to respond during the meetings.

•We also offer tools for corporate issuers to help them better engage with their shareholders and other stakeholders in connection with the annual meeting process as well as on an ongoing basis throughout the year. These services include data and analytics tools to help issuers understand their shareholder base and voting behavior.

Our disclosure solutions provide compliance reporting and transactional reporting services for public companies including the following:

•Proxy Materials Document Composition and Distribution – proxy and annual report design and digitization, SEC filing, printing and web hosting services.

•Annual and Transactional SEC Filing Services – typesetting, printing and SEC filing services for capital markets transactions such as initial public offerings, spin-offs, acquisitions, and securities offerings, as well as year-round SEC reporting including document composition, EDGARization and XBRL tagging. In addition, we provide transaction support services such as virtual deal rooms and translation services.

We also provide registrar, stock transfer and record-keeping services through our transfer agency services. Our transfer agency services address the needs public companies have for more efficient and reliable stockholder record maintenance and communication services. In addition, we provide corporate actions services including acting as the exchange agent, paying agent, or tender agent in support of acquisitions, initial public offerings and other significant corporate transactions. We also provide abandoned property compliance and reporting services.

Customer Communications Solutions

We support financial services, healthcare, insurance, consumer finance, telecommunications, utilities, and other service industries with their customer communications management strategies for transactional (statements and bills), marketing (personalized microsites and direct mail) and regulatory communications (proxies and explanation of benefits). These services include print and digital solutions, content management, postal optimization, and fulfillment services.
Through the Communications Cloud, our clients can:

•utilize flexible and scalable composition options to create relevant content that drives customer action (apply, enroll, service, click, vote, pay and more);

•manage and consolidate customer profiles, preferences and consents;

•optimize content across channels to accelerate delivery, reduce costs, and help them meet regulatory requirements and quality controls on customer communications;

•store and retrieve communications with best-in-class security;

•deliver communications across channels, including print, website and mobile apps, secure email, personal cloud, and online banking, and send notifications via email, short message service (SMS) and push/app; and

•gain comprehensive reporting and analytics to improve communications and increase engagement based on customer behaviors.

International Solutions

We provide regulatory and communications solutions addressing clients’ needs within Europe, the Middle East and Africa (“EMEA”) and the Asia-Pacific region (“APAC”). Our offerings help clients address evolving requirements for stronger governance, greater transparency and improved insights derived from data analytics. These solutions are a direct extension of our U.S. and Canadian businesses and in many cases serve the same client base. Our international solutions help clients sharpen focus on their core businesses while helping them maintain regulatory compliance, reduce costs, improve efficiency and gain data insights.

Our Global Proxy solution includes services similar to those provided by our U.S. and Canadian proxy businesses. In September 2020, the European Union will adopt the Shareholder Rights Directive II (“SRD II”), which will increase engagement between corporate issuers and beneficial owners. We have designed and implemented a SRD II component of our Global Proxy solution for both custodians and wealth managers.

Our fiscal year 2020 acquisition of FundsLibrary has added the capabilities to provide fund document and data dissemination in the European market. FundsLibrary links fund managers to distributors and investors to provide complete, accurate and timely information supporting fund sales. The solution helps fund managers increase distribution opportunities, comply with both United Kingdom domestic and European Union regulations such as Solvency II and MiFID II, and makes information easily accessible for investors in digital format. FundsLibrary has been combined with the FundAssist business we acquired in 2018 to form Fund Communication Solutions. The combined solution provides funds with a single, integrated provider to manage data, perform calculations, compose documents, manage regulatory compliance and disseminate information across multiple jurisdictions.

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

Our Global Technology and Operations segment provides solutions that automate the securities transaction lifecycle of equity, mutual fund, fixed income, foreign exchange and exchange traded derivatives, from order capture and execution through trade confirmation, margin, cash management, clearing and settlement, reference data management, reconciliations, securities financing and collateral management, asset servicing, compliance and regulatory reporting, portfolio accounting and custody-related services. Our solutions provide automated straight through processing operations and enable buy- and sell-side financial institutions to efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With our multi-market, multi-asset class, multi-entity and multi-currency capabilities, we provide post-trade processing on a global basis.

The Global Technology and Operations segment’s revenues represented approximately 26% and 23% of our total Revenues in fiscal years 2020 and 2019, respectively, which gives effect to the foreign exchange impact from revenues generated in currencies other than the U.S. dollar. See “Analysis of Reportable Segments — Revenues” under “Item 701. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Services and solutions offered through the Global Technology and Operations segment include the following:

Capital Markets Solutions

We provide a set of sophisticated, multi-entity and multi-currency systems that support real-time processing of securities transactions in North American equities, options, fixed income securities, and mutual funds. Our core post-trade processing systems support real-time processing of primarily equity and option transactions in the U.S. and Canadian markets. Our post-trade processing platform is provided on a SaaS basis and handles the entire securities processing cycle from order management to clearance, settlement and custody, and assists our clients in meeting their regulatory reporting and other post-trade requirements. We also provide specialized transaction processing tools and services for small to mid-market financial firms in Canada.

In addition, we provide the most comprehensive fixed income transaction processing capabilities to support clearance, settlement, custody, P&L reporting and regulatory reporting for domestic and foreign fixed income instruments. Our solution includes extensive support for mortgage-backed securities and other structured products. It is a multi-currency, multi-entity solution that provides real-time position and balance information, in addition to detailed accounting, financing, collateral management, and repurchase agreement functionality. The solution offers real-time straight through processing capabilities, enterprise-wide integration and a robust technology infrastructure - all focused on supporting firms specializing in the fixed-income marketplace.

Wealth Management Solutions

We deliver business critical data, technology solutions and marketing services to enable full-service, regional and independent broker-dealers and investment advisors to better engage with customers to help grow their business. We offer an integrated open-architecture wealth management platform through which we provide enhanced data-centric capabilities to improve the overall client experience across the entire wealth management lifecycle including advisor, investor and operational workflows. This comprehensive wealth management platform streamlines all aspects of the service model, allowing our clients to digitally-onboard customers, manage advisor compensation for multiple products and service models, and seamlessly transfer and service accounts. We also provide solutions for reconciliations, securities lending, reference data management, and enterprise workflow management; as well as advisor desktop applications and reporting solutions including cloud-based marketing and customer communication tools.

In addition, we provide data-driven, digital solutions to broker-dealers, financial advisors, insurers and other firms with large distributed salesforces. Our data aggregation solution helps financial advisors manage and build client relationships by providing customer account data aggregation, performance reporting, household grouping, automated report creation, document storage, and integration with popular financial planning and productivity applications. Our marketing operations and automation platform enables firms to manage marketing activities efficiently across field offices and branch locations using consistent standards. The platform provides unique data and analytical capabilities designed to increase marketing and sales effectiveness. We integrate data, content and technology to drive new client acquisition and cross-sell opportunities through the creation of sales and educational content, including seminars and a library of financial planning topics as well as customizable advisor websites, search engine marketing and electronic and print newsletters.

Our digital marketing and content capabilities leverage analytics and machine-learning to enable financial advisors and wealth management firms to grow their businesses and deepen relationships with their clients. Financial advisors and wealth management firms can tap into our digital tools and library of multi-channel content to personalize touchpoints to engage their clients and prospects across digital channels including websites, social media, e-mail and mobile.
Asset Management Solutions

We provide buy-side technology solutions for the global investment management industry. Our asset management solutions are portfolio management, compliance and operational support solutions such as order management, data warehousing, reporting, reference data management, risk management and portfolio accounting for hedge funds, family offices, investment managers and the providers that service this space including prime brokers, hedge fund administrators and custodians. The client base for these services includes institutional asset managers, public funds, start-up or emerging managers through some of the largest global hedge fund complexes and global fund administrators. We have integrated our business process outsourcing expertise with our investment management solutions to offer a set of managed services to asset management firms.

Managed Services

Our business process outsourcing services support the operations of our buy- and sell-side clients’ businesses. These services combine our technology with our operations expertise to support the entire trade lifecycle, including securities clearing and settlement, reconciliations, record-keeping, asset servicing, and custody-related functions.

International Solutions

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

We have also acquired and developed a series of solutions that are directly adjacent to our post-trade processing services. These services include reference data management, securities financing, securities-based lending, collateral management, trade and transaction reporting, reconciliations, financial messaging and asset servicing. Our solutions can be deployed as a complete post-trade service as well as discrete components supporting financial institutions.
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

In fiscal year 2020, we:
•processed approximately 80% of the outstanding shares in the U.S. in the performance of our proxy services;
•processed over 6 billion investor and customer communications through print and digital channels;
•processed on average over $8 trillion in equity and fixed income trades per day of U.S. and Canadian securities; and
•provided fixed income trade processing services to 19 of the 24 primary dealers of fixed income securities in the U.S.
In fiscal year 2020, we derived approximately 20% of our consolidated revenues from five clients. Our largest single client accounted for approximately 6% of our consolidated revenues.
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

Our mission-critical applications are designed to provide high levels of availability, scalability, reliability, and flexibility. They operate on industry standard enterprise architecture platforms that provide high degrees of horizontal and vertical scaling. This scalability and redundancy allows us to provide high degrees of system availability. In 2010, we entered into an Information Technology Services Agreement (the “IT Services Agreement”) with International Business Machines Corporation (“IBM”), which was amended and restated in 2019 (the “Amended IT Services Agreement”). Under the Amended IT Services Agreement, IBM performs a broad range of technology services including supporting our mainframe, midrange, network and data center operations, as well as providing disaster recovery services.

In 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), which was amended in 2019 (the “Amended EU IT Services Agreement”). Under the Amended EU IT Services Agreement, IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia.

In 2019, we entered into an information technology agreement with IBM for private cloud services (the “IBM Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks.

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

In the U.S., the securities and financial services industries are subject to regulation under both federal and state laws. At the federal level, the SEC regulates the securities industry, along with the Financial Industry Regulatory Authority, Inc. (“FINRA”), the various stock exchanges, and other SROs. The Department of Labor (“DOL”) enforces the Employee Retirement Income Security Act of 1974 (“ERISA”) regulations on fiduciaries and organizations that provide services to retirement plans such as Matrix. As a provider of services to financial institutions and issuers of securities, our services, such as our proxy and shareholder report processing and distribution services, are provided in a manner to assist our clients in complying with the laws and regulations to which they are subject. As a result, the services we provide may be required to change as applicable laws and regulations are adopted or revised. We monitor legislative and rulemaking activity by the SEC, FINRA, DOL, the stock exchanges and other regulatory bodies that may impact our services, and if new laws or regulations are adopted or changes are made to existing laws or regulations applicable to our services, we expect to adapt our business practices and service offerings to continue to assist our clients in fulfilling their obligations under new or modified requirements.

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

In addition, our business process outsourcing, mutual fund processing and transfer agency solutions, as well as the entities providing those services, are subject to regulatory oversight. Our business process outsourcing and mutual fund processing services are performed by a broker-dealer, Broadridge Business Process Outsourcing, LLC (“BBPO”). BBPO is registered with the SEC, is a member of FINRA and is required to participate in the Securities Investor Protection Corporation (“SIPC”). Although BBPO’s FINRA membership agreement allows it to engage in clearing, and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. BBPO is subject to regulations concerning many aspects of its business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of its business or disqualification of its directors, officers or employees. There has been continual regulatory scrutiny of the securities industry including the outsourcing by firms of their operations or functions. This oversight could result in the future enactment of more restrictive laws or rules with respect to business process outsourcing. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At June 30, 2020, BBPO was in compliance with this capital requirement.

BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires that BBPO maintain a minimum net capital amount. At June 30, 2020, BBPO was in compliance with this capital requirement.

Matrix Trust Company (“Matrix Trust”), is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds (“CITs”). As a result, Matrix Trust is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At June 30, 2020, Matrix Trust was in compliance with its capital requirements. In addition, in connection with the offering of CITs, Matrix Trust acts as a discretionary trustee and an ERISA fiduciary. CITs are subject to regulation by the IRS, federal and state banking regulators, and ERISA, which impose a number of duties on persons who are fiduciaries under ERISA. Matrix Trust is also subject to regulation by the Colorado Division of Banking and the Arizona Department of Financial Institutions which regulate the CITs pursuant to Office of the Comptroller of the Currency regulation.

Our transfer agency business, Broadridge Corporate Issuer Solutions, is subject to certain SEC rules and regulations, including annual reporting, examination, internal controls, proper safeguarding of issuer and shareholder funds and securities, and obligations relating to its operations. Our transfer agency business has been formally approved by the NYSE to act as a transfer agent or registrar for issuers of NYSE listed securities and as a result, it is subject to certain NYSE requirements concerning operational standards. Furthermore, it is also subject to U.S. Internal Revenue Service (the “IRS”) regulations, as well as certain provisions of the Gramm-Leach-Bliley Act (“GLBA”) and the Federal Trade Commission’s (the “FTC”) regulations with respect to maintenance of information security safeguards. In addition, certain state laws govern certain services performed by our transfer agency business.

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

Privacy and Information Security Regulations

The processing and transfer of personal information is required to provide certain of our services. Data privacy laws and regulations in the U.S. and foreign countries apply to the access, collection, transfer, use, storage, and destruction of personal information. In the U.S., our financial institution clients are required to comply with privacy regulations imposed under the GLBA, in addition to other regulations. As a processor of personal information in our role as a provider of services to financial institutions, we must comply with the FTC’s Safeguards Rule implementing certain provisions of GLBA with respect to maintenance of information security safeguards.

We perform services for healthcare companies and are, therefore, subject to compliance with laws and regulations regarding healthcare information, including in the U.S., the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). We also perform credit-related services and agree to comply with payment card standards, including the Payment Card Industry Data Security Standard. In addition, federal and state privacy and information security laws, and consumer protection laws, which apply to businesses that collect or process personal information, also apply to our businesses.

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
There has been increased public attention regarding the use of personal information and data transfer, accompanied by legislation, regulations and enforcement activity intended to strengthen data protection, information security and consumer and personal privacy. We and certain of our affiliates are certified under the EU-US and Swiss-US Privacy Shield Framework which provides a mechanism to comply with data protection requirements when transferring personal data from the European Union and Switzerland to the U.S. As a processor of personal information in our role as a provider of services to financial institutions, we are also subject to the jurisdiction of the FTC with respect to its enforcement of the Privacy Shield Framework.

The law in this area continues to develop and the changing nature of privacy laws in the U.S., the European Union and elsewhere could impact our processing of personal information of our employees and on behalf of our clients. The European Union Parliament adopted the comprehensive General Data Protection Regulation (“GDPR”) that became effective in May 2018. The California Consumer Privacy Act (“CCPA”), which became effective as of January 2020, creates new individual privacy rights for California consumers and places additional privacy and security obligations on entities handling certain personal data of consumers or households. We have been following the CCPA and its developments, including recent amendments, the release of proposed regulations, and the new CCPA ballot initiative scheduled for some time in the future. In our role as a service provider under CCPA, we help facilitate clients in their compliance obligations, in addition to confirming compliance by our own vendors.

We continually monitor the privacy and information security laws and regulations and while we believe that we are compliant with our regulatory responsibilities, information security threats continue to evolve resulting in increased risk and exposure. In addition, legislation, regulation, litigation, court rulings, or other events could expose Broadridge to increased costs, liability, and possible damage to our reputation.

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

Compliance with laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions. Our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, trade restrictions and embargoes, data privacy requirements, labor laws, tax laws, anti-competition regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting bribery and other improper payments or inducements, such as the U.K. Bribery Act. Although we have implemented policies, procedures and training designed to ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors, vendors and agents will not take actions in violation of our policies or applicable laws and regulations, particularly as we expand our operations, including through acquisitions of businesses that were not previously subject to and may not have familiarity with laws and regulations applicable to us or compliance policies similar to ours. Any violations of sanctions or export control regulations or other laws could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also damage our reputation, our international expansion efforts and our business, and negatively impact our operating results.

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
Employees
At June 30, 2020, we had over 12,000 employees. None of our employees are subject to collective bargaining agreements governing their employment with our company. We believe that our employee relations are good.

ITEM 1A. Risk Factors

You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K or incorporated by reference herein. Based on the information currently known to us, we believe that the following information identifies the most significant factors affecting our company. However, additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also adversely affect our business.

If any of the following risks and uncertainties develop into actual events, they could have a material adverse effect on our business, financial condition, or results of operations.

The current Covid-19 pandemic may negatively impact our business, results of operations and financial performance.

The current Covid-19 pandemic is having a significant effect on the world economy, which has created significant uncertainties. These uncertainties include, but are not limited to, the adverse effects of the pandemic on the economy, our employees, our clients and our third-party service providers and the general impact of recession in the U.S. The Covid-19 pandemic has created significant volatility, uncertainty and business and economic disruption. Any of the following factors, or other cascading effects of the Covid-19 pandemic that are not currently foreseeable, could negatively affect our operations and performance of our services, increase our costs, and negatively impact our sales, results of operations and our liquidity position, possibly to a significant degree:

•The Covid-19 pandemic and the stay-at-home orders and quarantine rules resulting from the pandemic have had an impact on our ability to perform our services and the operations of our facilities. Our ability to provide our services and solutions could continue to be negatively impacted, including as a result of our employees or our clients’ and vendors’ employees working remotely, or due to business slowdown or interruption caused by the illness of our employees or the safety measures implemented to prevent the illness of our employees such as the potential closures of offices and facilities. In addition, a resurgence of the Covid-19 virus in the areas where we operate could result in additional stay-at-home orders being put in place. Our inability or failure to properly perform our services could cause us to incur expenses including service penalties, lose revenues, lose clients or damage our reputation.

•We have taken several measures in response to Covid-19, including adopting strict social distancing and cleaning measures in our production facilities, taking the temperature of production-related employees in affected areas, and instituting remote work for many of our employees. We may take further actions in our facilities as may be required by government authorities or as we determine are in the best interests of our employees, clients, and vendors. There is no certainty that such measures will be sufficient to mitigate the risks posed by Covid-19 or will be satisfactory to government authorities.

•We are a global company and our business is highly dependent on the financial services industry and exchanges and market centers, particularly in North America. The current pandemic continues to adversely impact global commercial activity in many countries, including the U.S., and has contributed to significant volatility in financial markets. An extended period of market disruption or closures, or a prolonged economic downturn (including whether there is a resurgence or second wave of infections) could negatively impact our business and financial results. We have experienced a decrease in demand for certain of our services and a delay or reduction in our sales which could continue if the economic downturn is prolonged or it causes financial stress for our clients. We could also experience a delay in onboarding our clients. Further, the decline in market activity has resulted in decreased assets under administration negatively impacting our mutual fund processing business. In addition, lower interest rates have negatively impacted our mutual fund processing and transfer agency businesses.

•The technological resources and infrastructure used by us, as well as the third-party service providers and vendors who support us, such as internet capacity may be strained due to the increase in the number of remote users. In addition, we may face increased cybersecurity risks due to the number of employees who are working remotely in regions impacted by stay-at-home orders or observing quarantine safety measures. Increased levels of remote access may create additional opportunities for cybercriminals to attempt to exploit vulnerabilities, and employees may be more susceptible to phishing and social engineering attempts due to increased stress caused by the crisis and from balancing family and work responsibilities at home.

•We rely on third-party service providers and vendors to provide critical systems and services such as data center services and materials needed for the production and delivery of our print services, and the Covid-19 pandemic could present heightened or novel risks with respect to the continuity of our critical vendors’ services or ability to supply materials including the possibility of closure or business interruption.

•There is a potential risk that members of our senior management team and/or our board of directors could become incapacitated or otherwise unable to perform their duties for an extended period of time due to illness resulting from the Covid-19 pandemic.

There are no comparable recent events which may provide guidance as to the effect of the Covid-19 pandemic, and, as a result, its ultimate impact is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy and the full impact will depend on numerous evolving factors that are outside our control. However, the effects could have a material adverse effect on our business, results of operations and financial performance.

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
In fiscal year 2020, we derived approximately 20% of our consolidated revenues from our five largest clients and approximately 52% of the revenues of our Global Technology and Operations segment from the 15 largest clients in that segment. Our largest single client accounted for approximately 6% of our consolidated revenues in fiscal year 2020. While these clients generally work with multiple business segments, the loss of business from any of these clients due to merger or consolidation, financial difficulties or bankruptcy, or the termination or non-renewal of contracts could have a material adverse effect on our revenues and results of operations. Also, in the event a client experiences financial difficulties or bankruptcy resulting in a reduction in their demand for our services or loss of the client’s business, in addition to losing the revenue from that client, we would be required to write-off any investments made by us in connection with that client, including costs incurred to set up or convert a client’s systems to function with our technology. Such costs for all clients represented approximately 9% of our total assets as of June 30, 2020.

Security breaches or cybersecurity attacks could adversely affect our ability to operate, could result in personal, confidential or proprietary information being misappropriated, and may cause us to be held liable or suffer harm to our reputation.

We process and transfer sensitive data, including personal information, valuable intellectual property and other proprietary or confidential data provided to us by our clients, which include financial institutions, public companies, mutual funds, and healthcare companies. We also handle personal information of our employees in connection with their employment. We maintain systems and procedures including encryption, authentication technology, data loss prevention technology, entitlement management, access control and anti-malware software, and transmission of data over private networks to protect against unauthorized access to physical and electronic information, including by cyber-attacks.

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

Any security breach resulting in the unauthorized use or disclosure of certain personal information could put individuals at risk of identity theft and financial or other harm and result in costs to us in investigation, remediation, legal defense and in liability to parties who are financially harmed. We may incur significant costs to protect against the threat of information security breaches or to respond to or alleviate problems caused by such breaches. For example, laws may require notification to regulators, clients or employees and enlisting credit monitoring or identity theft protection in the event of a privacy breach. A cybersecurity attack could also be directed at our systems and result in interruptions in our operations or delivery of services to our clients and their customers. Furthermore, a material security breach could cause us to lose revenues, lose clients or cause damage to our reputation.

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
Our services and the fees we charge our clients for certain services are subject to change if applicable SEC or stock exchange rules or regulations are amended, or new laws or regulations are adopted, which could result in a negative impact on our business and financial results.

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

The legislative and regulatory environment of the financial services industry is continuously changing. The SEC, FINRA, DOL and various stock exchanges, and other U.S. and foreign governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations. These legislative and regulatory initiatives may adversely affect the way in which we conduct our business and may make our business less profitable. Also, changes in the interpretation or enforcement of existing laws and regulations by those entities may adversely affect our business. Further, as a provider of technology services to financial institutions, certain aspects of our U.S. operations are subject to regulatory oversight and examination by the FFIEC. A sufficiently unfavorable review from the FFIEC could have a material adverse effect on our business.

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

In addition, in connection with the offering of CITs, Matrix Trust acts as a discretionary trustee and ERISA fiduciary. ERISA and the applicable provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA. As a result, we may face the risk of lawsuits and regulatory proceedings resulting from a breach of Matrix Trust’s fiduciary responsibilities.

For a description of the aspects of our business that are subject to regulatory compliance or oversight, please refer to Part I, “Item 1. Business - Regulation” of this Annual Report on Form 10-K for a more detailed discussion.

As a provider of data and business processing solutions, our systems contain a significant amount of sensitive data, including personal information, related to our clients, customers of our clients, and our employees. We are, therefore, subject to compliance obligations under federal, state and foreign privacy and information security laws, including in the U.S., the GLBA, HIPAA, the CCPA, and the GDPR in the EU, and we are subject to penalties for failure to comply with such regulations. Such penalties could have a material adverse effect on our financial condition, results of operations, or cash flows. There has been increased public attention regarding the use of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop, the number of jurisdictions adopting such laws continues to increase and these laws may be inconsistent from jurisdiction to jurisdiction. Furthermore, the changing nature of privacy laws in the U.S., the European Union and elsewhere could impact our processing of personal information of our employees and on behalf of our clients. While we believe that Broadridge is compliant with its regulatory responsibilities, information security threats continue to evolve resulting in increased risk and exposure and increased costs to protect against the threat of information security breaches or to respond to or alleviate problems caused by such breaches.

For a description of privacy and information security regulations affecting us, please refer to Part I, “Item 1. Business - Regulations - Privacy and Information Security Regulations” of this Annual Report on Form 10-K for a more detailed discussion.

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

Certain of our businesses rely on a single or a limited number of service providers or vendors. Changes in the business condition (financial or otherwise) of these service providers or vendors could impact their provision of services to us or they may no longer be able to provide services to us at all, which could have a material adverse effect on our business and financial results. In such circumstances, we cannot be certain that we will be able to replace our key third-party vendors in a timely manner or on terms commercially reasonable to us given, among other reasons, the scope of responsibilities undertaken by some of our providers, the depth of their experience and their familiarity with our operations generally.

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

We rely upon the USPS and third-party carriers, including the United Parcel Service, for timely delivery of communications on behalf of our clients. As a result, we are subject to carrier disruptions due to factors that are beyond our control, including employee strikes, inclement weather, increased fuel costs and suspension of delivery of communications to certain countries as a result of the Covid-19 pandemic. Any failure to deliver communications to or on behalf of our clients in a timely and accurate manner may damage our reputation and brand and could cause us to lose clients. In addition, the USPS has incurred significant financial losses in recent years and may, as a result, implement significant changes to the breadth or frequency of its mail delivery causing disruptions in the service. If our relationship with any of these third-party carriers is terminated or impaired, or if any of these third parties are unable to distribute communications, we would be required to use alternative, and possibly more expensive, carriers to complete our distributions on behalf of our clients. We may be unable to engage alternative carriers on a timely basis or on acceptable terms, if at all, which could have an adverse effect on our business. In addition, future increases in postal rates or shipping costs, as well as changes in customer preferences, may result in decreased demand for our traditional printed and mailed communications resulting in an adverse effect on our business, financial condition and results of operations.

In the event of a disaster, our disaster recovery and business continuity plans may fail, which could result in the loss of client data and adversely interrupt operations.

Our operations are dependent on our ability to protect our infrastructure against damage from catastrophe, natural disaster, or severe weather including events resulting from unauthorized security breach, power loss, telecommunications failure, terrorist attack, pandemic, or other events that could have a significant disruptive effect on our operations. We have disaster recovery and business continuity plans in place in the event of system failure due to any of these events and we test our plans regularly. In addition, our data center services provider also has disaster recovery plans and procedures in place. However, we cannot be certain that our plans, or those of our data center services provider, will be successful in the event of a disaster. If our disaster recovery or business continuity plans are unsuccessful in a disaster recovery scenario, we could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients, and we could be liable to parties who are financially harmed by those failures. In addition, such failures could cause us to lose revenues, lose clients or damage our reputation.

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

Our services depend on our ability to store, retrieve, process, and manage significant databases, and to receive and process transactions and investor communications through a variety of electronic systems. Our systems, those of our data center and cloud services providers, or any other systems with which our systems interact could slow down significantly or fail for a variety of reasons, including:

•computer viruses or undetected errors in internal software programs or computer systems;
•direct or indirect hacking or denial of service cybersecurity attacks;
•inability to rapidly monitor all system activity;
•inability to effectively resolve any errors in internal software programs or computer systems once they are detected;
•heavy stress placed on systems during peak times or due to high volumes or volatility; or
•power or telecommunications failure, fire, flood, pandemic or any other disaster.

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

The inability to properly perform our services or operational errors in the performance of our services could lead to liability for claims, client loss and result in reputational damage.

The inability or the failure to properly perform our services could result in our clients and/or certain of our subsidiaries that operate regulated businesses being subjected to losses including censures, fines, or other sanctions by applicable regulatory authorities, and we could be liable to parties who are financially harmed by those errors. In addition, the inability to properly perform our services or errors in the performance of our services could cause us to incur expenses including service penalties, lose revenues, lose clients or damage our reputation.

General economic and political conditions and broad trends in business and finance that are beyond our control may contribute to reduced levels of activity in the securities markets, which could result in lower revenues from our business operations.

Our services are impacted by the number of unique securities positions held by investors through our clients, the level of investor communications activity we process on behalf of our clients, trading volumes, market prices, and liquidity of the securities markets. These factors are in turn affected by general national and international economic and political conditions, and broad trends in business and finance that result in changes in participation and activity in the securities markets. For example, the Covid-19 pandemic continues to adversely impact global commercial activity and has contributed to a general economic recession, adversely impacting our clients and the markets. These factors include:

•economic, political and market conditions;
•legislative and regulatory changes;
•the availability of short-term and long-term funding and capital;
•the level and volatility of interest rates;
•currency values and inflation;
•financial well-being of our clients; and
•national, state, and local taxation levels affecting securities transactions.

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

As part of our overall business strategy, we may make acquisitions and strategic investments in companies, technologies or products, or enter joint ventures. These transactions and the integration of acquisitions involve a number of risks. The core risks are in the areas of:

•valuation: finding suitable businesses to acquire at affordable valuations or on other acceptable terms; competition for acquisitions from other potential acquirors, and negotiating a fair price for the business based on inherently limited due diligence reviews;
•integration: managing the complex process of integrating the acquired company’s people, products, technology, and other assets, and converting their financial, information security, privacy and other systems and controls to meet our standards, so as to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition; and
•legacy issues: protecting against actions, claims, regulatory investigations, losses, and other liabilities related to the predecessor business.

Also, the process of integrating these businesses may disrupt our business and divert our resources. These risks may arise for a number of reasons including, for example:

•finding suitable businesses to acquire at affordable valuations or on other acceptable terms;
•competition for acquisitions from other potential acquirors;
•incurring unforeseen obligations or liabilities in connection with such acquisitions;
•devoting unanticipated financial and management resources to an acquired business;
•borrowing money from lenders or selling equity or debt securities to the public to finance future acquisitions on terms that may be adverse to us;
•loss of clients of the acquired business;

•entering markets where we have minimal prior experience; and
•experiencing decreases in earnings as a result of non-cash impairment charges.

In addition, international acquisitions often involve additional or increased risks including, for example:

•geographically separated organizations, systems, and facilities;
•integrating personnel with diverse business backgrounds and organizational cultures;
•complying with non-U.S. regulatory requirements;
•enforcing intellectual property rights in some non-U.S. countries; and
•general economic and political conditions.

We may incur non-cash goodwill impairment charges in the future.

As a result of past acquisitions, we carry a significant goodwill balance on our balance sheet. Goodwill accounted for approximately 34% of the total assets on our balance sheet as of June 30, 2020. We expect to engage in additional acquisitions, which will likely result in our recognition of additional goodwill. We test goodwill for impairment annually as of March 31st and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Although no indications of a goodwill impairment have been identified, there can be no assurance that we will not incur impairment charges in the future, particularly in the event of a prolonged economic recession. A significant non-cash goodwill impairment could have a material adverse effect on our results of operations.

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

For example, the United Kingdom’s withdrawal from the European Union (“Brexit”) became effective on January 31, 2020. A transition period will apply until the end of 2020 (or later, if extended) during which the pre-Brexit legal regime will continue to apply while the United Kingdom and European Union negotiate rules that will apply to their future relationship. It is unknown how that future relationship will be structured which is likely to lead to differing laws and regulations in the United Kingdom and European Union and further global economic, trade and regulatory uncertainty. This continued uncertainty surrounding the withdrawal, has caused, and may continue to cause, economic uncertainty including volatility in global stock markets and currency exchange rate fluctuations, resulting in a decline in the value of the British pound relative to the U.S. dollar. Brexit may also negatively impact our clients with operations in the United Kingdom, which may cause them to reduce their spending on our solutions and services.

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

Processing and distributing proxy materials and annual reports to investors comprises a large portion of our Investor Communication Solutions business. We process and distribute the greatest number of proxy materials and annual reports during our third and fourth fiscal quarters. The recurring periodic activity of this business is linked to significant filing deadlines imposed by law on public reporting companies. This causes our revenues, operating income, net earnings, and cash flows from operating activities to be higher in our third and fourth fiscal quarters. The seasonality of our revenues makes it difficult to estimate future operating results based on the results of any specific fiscal quarter and could affect an investor’s ability to compare our financial condition, results of operations, and cash flows on a fiscal quarter-by-quarter basis.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2.  Properties

We operate our business primarily from 69 facilities.  We lease three facilities in Edgewood, New York, and facilities in El Dorado Hills, California; South Windsor, Connecticut; Kansas City, Missouri; Coppell, Texas; and Markham, Canada, with a combined space of 2.2 million square feet which are used in connection with our Investor Communication Solutions business. We also lease a facility in Newark, New Jersey, which houses our principal Global Technology and Operations business operations. We also lease space at 60 additional locations, subject to customary lease arrangements. Our leases expire on a staggered basis. We believe our facilities are currently adequate for their intended purposes and are adequately maintained.

ITEM 3. Legal Proceedings
In the normal course of business, the Company is subject to claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material impact on its financial condition, results of operations, or cash flows.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II.
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading “regular way” on the NYSE under the symbol “BR” on April 2, 2007. There were 10,172 stockholders of record of the Company’s common stock as of July 31, 2020. This figure excludes the beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Dividend Policy
We expect to pay cash dividends on our common stock. On August 10, 2020, our Board of Directors increased our quarterly cash dividend by $0.035 per share to $0.575 per share, an increase in our expected annual dividend amount from $2.16 to $2.30 per share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
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
Performance Graph
The following graph compares the cumulative total return on Broadridge common stock from June 30, 2015 to June 30, 2020, with the comparable cumulative return of the: (i) S&P 500 Index and (ii) S&P 500 Information Technology Index. The graph assumes $100 was invested on June 30, 2015 in our common stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock.
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that Broadridge specifically incorporates it by reference into such filing.

Comparison of Five Year Cumulative Total Return Among Broadridge Financial Solutions, Inc., S&P 500 Index, and S&P 500 Information Technology Index (in dollars)

	June 30, 2015	June 30, 2016	June 30, 2017	June 30, 2018	June 30, 2019	June 30, 2020
Broadridge Financial Solutions. Inc. Common Stock	$100.00	$133.19	$157.32	$243.33	$274.52	$276.52
S&P 500 Index	$100.00	$103.98	$122.58	$140.19	$154.79	$166.38
S&P 500 Information Technology Index	$100.00	$104.79	$140.30	$184.22	$210.63	$286.23

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our fourth fiscal quarter ended June 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2020 – April 30, 2020	198,432	$91.32	—	9,586,545
May 1, 2020 – May 31, 2020	5,479	116.02	—	9,586,545
June 1, 2020 – June 30, 2020	1,015	121.63	—	9,586,545
Total	204,926	$92.13	—
(1)Includes 204,926 shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2)During the fiscal quarter ended June 30, 2020, the Company did not repurchase shares of common stock under its share repurchase program. At June 30, 2020, there were 9,586,545 shares remaining available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

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

	Years Ended June 30,
	2020	2019	2018	2017	2016
	(in millions, except for per share amounts)
Statements of Earnings Data
Revenues (a)	$4,529.0	$4,362.2	$4,329.9	$4,142.6	$2,897.0
Operating income (a)	624.9	652.7	598.1	534.0	502.3
Earnings before income taxes (a)	579.5	607.3	561.0	488.1	468.9
Net earnings (a)	462.5	482.1	427.9	326.8	307.5
Basic earnings per share (a)	$4.03	$4.16	$3.66	$2.77	$2.60
Diluted earnings per share (a)	$3.95	$4.06	$3.56	$2.70	$2.53
Basic Weighted-average shares outstanding	114.7	115.9	116.8	118.0	118.3
Diluted Weighted-average shares outstanding	117.0	118.8	120.4	120.8	121.6
Cash dividends declared per common share	$2.16	$1.94	$1.46	$1.32	$1.20

	June 30,
	2020	2019	2018	2017	2016
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$476.6	$273.2	$263.9	$271.1	$727.7
Total current assets (a)	1,328.0	1,042.3	991.1	989.6	1,289.1
Property, plant and equipment, net	161.6	189.0	204.1	198.1	112.2
Total assets (a)(b)	4,889.8	3,880.7	3,304.7	3,149.8	2,872.7
Total current liabilities (a)(b)	1,341.0	802.6	777.3	744.9	692.9
Long-term debt, excluding current portion	1,387.6	1,470.4	1,053.4	1,102.1	890.7
Total liabilities (a)(b)	3,543.2	2,753.2	2,210.4	2,146.0	1,827.3
Total stockholders’ equity (a)(b)	1,346.5	1,127.5	1,094.3	1,003.8	1,045.5
(a)The Company adopted ASU No. 2014-09 on July 1, 2018, using the modified retrospective transition method with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application. Accordingly, financial statement periods prior to July 1, 2018 have not been restated for the effects of ASU No. 2014-09. See Note 2, “Summary of Significant Accounting Policies”, and Note 3, “Revenue Recognition” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for details of the Company’s adoption of ASU No. 2014-09.
(b)The Company adopted ASU No. 2016-02 “Leases”, as amended, on July 1, 2019, by recognizing a right-of-use (“ROU”) asset and corresponding lease liability, along with a cumulative-effect adjustment to the opening balance of retained earnings, in the period of adoption. The adoption of ASU No. 2016-02, as amended, did not have a material impact on the Consolidated Statements of Earnings, the Consolidated Statements of Comprehensive Income, the Consolidated Statements of Cash Flows, or the Consolidated Statements of Stockholders’ Equity. Under this method of adoption, the Company has not restated the prior period Consolidated Financial Statements presented to the current period presentation. See Note 2, “Summary of Significant Accounting Policies”, and Note 8, “Leases” in our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for details of the Company’s adoption of ASU No. 2016-02, as amended.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion summarizes the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal years ended June 30, 2020 and 2019, and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words such as “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results, performance or achievements may differ materially from the results discussed in this Item 7 because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” and “Risk Factors” included in Part 1 of this Annual Report on Form 10-K.
The discussion summarizing the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal year ended June 30, 2018 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year 2019 (the “2019 Annual Report”), which was filed with the Securities and Exchange Commission on August 6, 2019.
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
Investor Communication Solutions

We provide governance and communications solutions through our Investor Communication Solutions business segment to the following financial services clients: banks/broker-dealers, asset management firms/mutual funds, wealth management firms, and corporate issuers. In addition to financial services firms, our Customer Communications business also serves companies in the healthcare, insurance, consumer finance, telecommunications, utilities and other service industries.

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

For asset managers and retirement service providers, we offer data-driven solutions and an end-to-end platform for content management, composition, and multi-channel distribution of regulatory, marketing, and transactional information. Our data and analytics solutions provide investment product distribution data, analytical tools, insights, and research to enable asset managers to optimize product distribution across retail and institutional channels globally. Through Matrix, we provide mutual fund trade processing services for retirement service providers, third party administrators, financial advisors, banks and wealth management professionals.

In addition, we provide public corporations and mutual funds with a full suite of solutions to help manage their annual meeting process, including registered and beneficial proxy distribution and processing services, proxy and annual report document management solutions, virtual shareholder meeting services, and solutions that help gain insight into their shareholder base through our shareholder data services. We also offer financial reporting document composition and management solutions, SEC disclosure and filing services, and registrar, stock transfer and record-keeping services through Broadridge Corporate Issuer Solutions.

We provide customer communications solutions which include print and digital solutions, content management, postal optimization, and fulfillment services. These services include customer communications management capabilities through the Broadridge Communications Cloud platform. Through one point of integration, the Communications Cloud helps companies create, deliver, and manage multi-channel communications and customer engagement. The platform includes data-driven composition tools, identity and preference management, multi-channel optimization and digital communication experience, archive and information management, digital and print delivery, and analytics and reporting tools.

Global Technology and Operations

We are a leading global provider of securities processing solutions for capital markets, wealth management, and asset management firms. We offer advanced solutions that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, margin, cash management, clearance and settlement, asset servicing, reference data management, reconciliations, securities financing and collateral optimization, compliance and regulatory reporting, and portfolio accounting and custody-related services.
Our core post-trade services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management and manage risk, thereby enabling them to focus on their core business activities. Our multi-asset, multi-market, multi-entity and multi-currency solutions support real-time global trade processing of equity, fixed income, mutual fund, foreign exchange, and exchange traded derivatives.

Our comprehensive wealth management platform offers capabilities across the entire wealth management lifecycle and streamlines all aspects of wealth management services, including account management, fee management and client on-boarding. The wealth management platform enables full-service, regional and independent broker-dealers and investment advisors to better engage with customers through digital marketing and customer communications tools. We also integrate data, content and technology to drive new customer acquisition, support holistic advice and cross-sell opportunities through the creation of sales and educational content, including seminars as well as customizable advisor websites, search engine marketing and electronic and print newsletters. Our advisor solutions help advisors optimize their practice management through customer and account data aggregation and reporting.

We offer buy-side technology solutions for the global investment management industry, including portfolio management, compliance and operational workflow solutions for hedge funds, family offices, investment managers and the providers that service this space. Through our Managed Services, we provide business process outsourcing services that support the entire trade lifecycle operations of our buy- and sell-side clients’ businesses through a combination of our technology and our operations expertise and we provide support for advisor, investor and compliance workflow.

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
The following represents the fiscal year 2020 acquisitions:

Fiscal Year 2020 Acquisitions:

BUSINESS COMBINATIONS

Financial information on each transaction is as follows:

	Shadow Financial	Fi360	Clear-Structure	Funds-Library	Total
	(in millions)
Cash payments, net of cash acquired	$35.6	$116.0	$59.1	$69.6	$280.3
Deferred payments, net	2.9	3.5	2.6	—	9.0
Contingent consideration liability	—	—	7.0	—	7.0
Aggregate purchase price	$38.5	$119.5	$68.7	$69.6	$296.3

Net tangible assets acquired / (liabilities assumed)	$(0.2)	$(7.9)	$0.6	$(3.3)	$(10.8)
Goodwill	17.6	84.4	44.2	39.1	185.3
Intangible assets	21.1	43.1	23.9	33.8	121.8
Aggregate purchase price	$38.5	$119.5	$68.7	$69.6	$296.3

Shadow Financial
In October 2019, we acquired Shadow Financial, a provider of multi-asset class post-trade solutions for the capital markets industry. The acquisition builds upon Broadridge’s post-trade processing capabilities by adding a market-ready solution for exchanges, inter-dealer brokers and proprietary trading firms. In addition, the acquisition adds capabilities across exchange traded derivatives and cryptocurrency.
•Goodwill is tax deductible.
•Intangible assets acquired consist primarily of customer relationships and software technology, which are being amortized over a seven-year life and five-year life, respectively.
The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the acquired business’ assets and liabilities.
Fi360
In November 2019, we acquired Fi360, a provider of fiduciary and Regulation BI solutions for the wealth and retirement industry, including the accreditation and continuing education for the Accredited Investment Fiduciary® Designation, the leading designation focused on fiduciary responsibility. The acquisition enhances Broadridge’s retirement solutions by providing wealth and retirement advisors with fiduciary tools that will complement its Matrix trust and trading platform. The acquisition also further strengthens Broadridge’s data and analytics tools and solutions suite that enable asset managers to grow their businesses by providing greater transparency into the retirement market.
•Goodwill is not tax deductible.
•Intangible assets acquired consist primarily of customer relationships and software technology, which are being amortized over a seven-year life and five-year life, respectively.
The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the acquired business’ assets and liabilities.

ClearStructure
In November 2019, we acquired ClearStructure, a global provider of portfolio management solutions for the private debt markets. ClearStructure’s component services enhance Broadridge’s existing multi-asset class, front-to-back office asset management technology suite, providing Broadridge clients with a capability to access the public and private markets.
•The contingent consideration liability is payable through fiscal year 2023 upon the achievement by the acquired business of certain revenue targets, and has a maximum potential pay-out of $12.5 million upon the achievement in full of the defined financial targets by the acquired business.
•The fair value of the contingent consideration liability at June 30, 2020 is $7.0 million.
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

FundsLibrary
In February 2020, we acquired FundsLibrary, a provider of fund document and data dissemination in the European market. FundsLibrary's solutions enable fund managers to increase distribution opportunities and help them comply with regulations such as Solvency II and MiFID II. The business will be combined with FundAssist, Broadridge's existing European funds regulatory communications business. The combined solution provides funds with a single, integrated provider to manage data, perform calculations, compose documents, manage regulatory compliance and disseminate information across multiple jurisdictions.
•Goodwill is not tax deductible.
•Intangible assets acquired consist primarily of customer relationships and software technology, which are being amortized over a seven-year life and three-year life, respectively.
The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the acquired business’ assets and liabilities, and is still subject to a working capital adjustment.
The following represents the fiscal year 2019 acquisitions:
Fiscal Year 2019 Acquisitions:

BUSINESS COMBINATIONS

Financial information on each transaction is as follows:

	Rockall	RPM	TD Ameritrade*	Total
	(in millions)
Cash payments, net of cash acquired	$34.9	$258.3	$61.5	$354.7
Deferred payments, net	0.5	40.9	—	41.4
Contingent consideration liability	7.0	0.8	—	7.9
Aggregate purchase price	$42.4	$300.1	$61.5	$404.0

Net tangible assets acquired / (liabilities assumed)	$(2.9)	$6.8	$—	$3.9
Goodwill	31.1	181.6	27.1	239.8
Intangible assets	14.2	111.7	34.4	160.3
Aggregate purchase price	$42.4	$300.1	$61.5	$404.0

* Broadridge acquired the retirement plan custody and trust assets from TD Ameritrade Trust Company.

Rockall
In May 2019, we acquired Rockall, a provider of SBL and collateral management solutions for wealth management firms and commercial banks. The acquisition expands Broadridge's core front-to-back office wealth capabilities, providing innovative SBL and collateral management technology solutions to help firms manage risk and optimize clients' securities lending and financing needs.
•The contingent consideration liability is payable over the next two years upon the achievement by the acquired business of certain revenue targets, and has a maximum potential pay-out of $10.1 million upon the achievement in full of the defined financial targets by the acquired business.
•The fair value of the contingent consideration liability at June 30, 2020 is $7.6 million.
•Goodwill is not tax deductible.
•Intangible assets acquired consist primarily of software technology and customer relationships, which are being amortized over a four-year life and six-year life, respectively.
•In the first quarter of fiscal year 2020, the Company settled deferred payment obligations totaling $0.5 million.
RPM
In June 2019, we acquired RPM, a Canadian provider of enterprise wealth management software solutions and services. The addition of RPM’s state-of-the-art technology platforms builds upon our Canadian wealth management business, providing a solution set for the retail banking sector with enhanced mutual fund and deposit manufacturing capabilities.
•The contingent consideration liability is payable over the next two years upon the achievement by the acquired business of certain revenue targets, and has a maximum potential pay-out of $3.7 million upon the achievement in full of the defined financial targets by the acquired business.
•The fair value of the contingent consideration liability at June 30, 2020 is $0.8 million.
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

BASIS OF PRESENTATION
The Consolidated Financial Statements have been prepared in accordance with GAAP in the U.S. and in accordance with the SEC requirements for Annual Reports on Form 10-K. These financial statements present the consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. Certain prior period amounts have been reclassified to conform to the current year presentation where applicable, except as it relates to (i) ASU No. 2016-02, as amended “Leases” (“ASU No. 2016-02”), (ii) ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-09”), (iii) ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU No. 2016-01”), and (iv) ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU No. 2018-02”), as described further below.

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
Effective July 1, 2019, the Company adopted ASU No. 2016-02, “Leases” and its related amendments (collectively referred to as “ASU 2016-02, as amended”) by recognizing a ROU asset and corresponding lease liability, along with a cumulative-effect adjustment to the opening balance of retained earnings, in the period of adoption. Under this method of adoption, the Company has not restated the prior period Consolidated Financial Statements presented to the current period presentation. Additional information about the impact of the Company's adoption of ASU No. 2016-02, as amended is included in Note 2, “Summary of Significant Accounting Policies” and Note 8, “Leases” to the Consolidated Financial Statements.
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

Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. We had $1,674.5 million of goodwill as of June 30, 2020. Given the significance of our goodwill, an adverse change to the fair value of one of our reporting units could result in an impairment charge, which could be material to our earnings.
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
Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). The Company is subject to regular examination of its income tax returns by the U.S. federal, state and foreign tax authorities. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements. The Company has estimated foreign net operating loss carryforwards of approximately $13.1 million as of June 30, 2020 of which $1.5 million are subject to expiration in the June 30, 2020 through June 30, 2028 period. The remaining $11.6 million of carryforwards has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $37.0 million of which $16.9 million can be utilized through June 30, 2030 with the balance of $20.2 million having an indefinite utilization period. U.S. federal net operating loss carryforwards resulting from tax losses beginning with the fiscal year ended June 30, 2019 have an indefinite carryforward under the Tax Act. The Company did not realize any federal net operating losses for the fiscal year ended June 30, 2020.
Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $6.7 million and $3.3 million at June 30, 2020 and 2019, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income requires significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.
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
Share-based Payments. Accounting for stock-based compensation requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock options issued by using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Determining these assumptions are subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock options. A hypothetical change of five percentage points applied to the volatility assumption used to determine the fair value of the fiscal year 2020 stock option grants would result in approximately a $2.4 million change in total pre-tax stock-based compensation expense for the fiscal year 2020 grants, which would be amortized over the vesting period. A hypothetical change of one year in the expected life assumption used to determine the fair value of the fiscal year 2020 stock option grants would result in approximately a $0.8 million change in the total pre-tax stock-based compensation expense for the fiscal year 2020 grants, which would be amortized over the vesting period. A hypothetical change of one percentage point in the forfeiture rate assumption used for the fiscal year 2020 stock option grants would result in approximately a $0.1 million change in the total pre-tax stock-based compensation expense for the fiscal year 2020 grants, which would be amortized over the vesting period. A hypothetical one-half percentage point change in the dividend yield assumption used to determine the fair value of the fiscal year 2020 stock option grants would result in approximately a $0.9 million change in the total pre-tax stock-based compensation expense for the fiscal year 2020 grants, which would be amortized over the vesting period.
KEY PERFORMANCE INDICATORS
Management focuses on a variety of key indicators to plan, measure and evaluate the Company’s business and financial performance. These performance indicators include Revenue and Recurring fee revenue as well as not generally accepted accounting principles measures (“Non-GAAP”) of Adjusted Operating income, Adjusted Net earnings, Adjusted Diluted earnings per share, Free Cash flow, and Closed sales. In addition, management focuses on select operating metrics specific to Broadridge of Record Growth and Internal Trade Growth, as defined below.
Refer to the section “Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures” for a reconciliation of Adjusted Operating income, Adjusted Net earnings, Adjusted Diluted earnings per share, and Free Cash flow to the most directly comparable generally accepted accounting principles (“GAAP”) measures, and an explanation for why these Non-GAAP metrics provide useful information to investors and how management uses these Non-GAAP metrics for operational and financial decision-making. Refer to the section “Results of Operations” for a description of Closed sales and an explanation of why Closed sales is a useful performance metric for management and investors.
Revenues
Revenues are primarily generated from fees for processing and distributing investor communications and fees for technology-enabled services and solutions. The Company monitors revenue in each of our two reportable segments as a key measure of success in addressing our clients’ needs. Fee revenues are derived from both recurring and event-driven activity. The level of recurring and event-driven activity the Company processes directly impacts distribution revenues. While event-driven activity is highly repeatable, it may not recur on an annual basis. Event-driven fee revenues are based on the number of special events and corporate transactions the Company processes. Event-driven activity is impacted by financial market conditions and changes in regulatory compliance requirements, resulting in fluctuations in the timing and levels of event-driven fee revenues. Distribution revenues primarily include revenues related to the physical mailing of proxy materials, interim communications, transaction reporting, customer communications and fulfillment services as well as Matrix administrative services.
Recurring fee revenue growth represents the Company’s total annual fee revenue growth, less growth from event-driven fee revenues. We distinguish recurring fee revenue growth between organic and acquired:

•Organic – We define organic revenue as the recurring fee revenue generated from Net New Business and internal growth.
•Acquired – We define acquired revenue as the recurring fee revenue generated from acquired services in the first twelve months following the date of acquisition. This type of growth comes as a result of our strategy to purchase, integrate, and leverage the value of assets we acquire.

Revenues and Recurring fee revenue are useful metrics for investors in understanding how management measures and evaluates the Company’s ongoing operational performance. See “Results of Operations” as well as Note 2 “Summary of Significant Accounting Policies” and Note 3, “Revenue Recognition” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K.
Record Growth and Internal Trade Growth
The Company uses select operating metrics specific to Broadridge of Record Growth and Internal Trade Growth in evaluating its business results and identifying trends affecting its business. Record Growth is defined as stock record growth and interim record growth which measure the estimated annual change in total positions eligible for equity proxy materials and mutual fund and exchange traded fund interim communications, respectively, for equities and mutual fund position data reported to Broadridge in both the current and prior year periods. Internal Trade Growth represents the estimated change in trade volumes for Broadridge securities processing clients whose contracts are linked to trade volumes and who were on Broadridge’s trading platforms in both the current and prior year periods. Record Growth and Internal Trade Growth are useful non-financial metrics for investors in understanding how management measures and evaluates Broadridge’s ongoing operational performance within its Investor Communication Solutions and Global Technology and Operations reportable segments, respectively.

The key performance indicators for the fiscal years ended June 30, 2020, and 2019, are as follows:

	Select Operating Metrics

	Years Ended June 30,
	2020	2019

Record Growth
Equity proxy	10%	6%
Mutual fund interims	2%	9%
Internal Trade Growth
Equity	8%	6%
Fixed Income	12%	5%

RESULTS OF OPERATIONS
The following discussions of Analysis of Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the fiscal year ended June 30, 2020 compared to the fiscal year ended June 30, 2019. The Analysis of Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Consolidated Statements of Earnings. Discussions of Analysis of Consolidated Statements of Earnings and Analysis of Reportable Segments for the fiscal year ended June 30, 2019 compared to the fiscal year ended June 30, 2018 is disclosed in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2019 Annual Report.
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
“IBM Private Cloud Charges” represent a charge on the hardware assets to be transferred to IBM and other charges related to the IBM Private Cloud Agreement.
“Gain on Sale of a Joint Venture Investment” represents a non-operating, cash gain on the sale of one of the Company’s joint venture investments.
“Covid-19 Related Expenses” represents certain non-recurring expenses associated with the Covid-19 pandemic.
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
•Proxy Contests and Specials, Corporate Actions, and Other: The proxy services we provide in connection with shareholder meetings driven by special events such as proxy contests, mergers and acquisitions, and tender/exchange offers.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. During fiscal year 2020, mutual fund proxy fee revenues were 35% lower than the prior fiscal year while during fiscal year 2019 mutual fund proxy revenues were 14% lower than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For fiscal years ended June 30, 2020 and 2019, we are reporting Closed sales net of a 4.0% allowance adjustment. Consequently, our reported Closed sales amounts are not adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess the allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
For the fiscal years ended June 30, 2020 and 2019, Closed sales were $238.9 million and $233.3 million, respectively. The fiscal years ended June 30, 2020 and 2019, are net of an allowance adjustment of $10.0 million and $9.7 million, respectively.
Recent Developments
In March 2020, the World Health Organization declared the outbreak of Covid-19 as a pandemic, which continues to spread throughout the world including the U.S., India, Canada, Europe and other locations where we operate. Developments have occurred rapidly with respect to the spread of Covid-19 and its impact on human health and businesses. To date, the Covid-19 pandemic has negatively impacted the global economy, created significant financial market volatility, disrupted global supply chains, and resulted in a significant number of deaths and infections worldwide. In response, several countries worldwide enacted fiscal stimulus packages while central banks increased monetary stimulus, both designed to help mitigate the negative macroeconomic effects of Covid-19. In addition, several national, state and local governments have placed restrictions on people from gathering in groups or interacting within a certain physical distance (i.e. social distancing) and in certain cases, have ordered businesses to close, limit operations or mandate that people stay at home.

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
To date, there has not been a material impact as a result of Covid-19 on our consolidated revenues and pre-tax income. The Company processed above average levels of equity and fixed income trades in the third and fourth quarters of fiscal 2020 for our financial services clients, many of whom themselves have experienced higher levels of trading activity from market volatility caused by the Covid-19 pandemic, partially offset by lower internal growth in certain aspects of our Investor Communication Solutions business. In addition, all of our production-related facilities remain operational and are continuing to provide ongoing services to our clients. Further, we have not experienced any significant supply-chain issues as our critical vendors have also remained operational and continue to meet their on-going service level requirements. We continue to actively engage with our clients to assist with their service demands, including our clients’ needs for any supplemental operational services and/or changes to existing service requirements in response to the Covid-19 pandemic.
Notwithstanding the foregoing, we are unable to precisely predict the impact that Covid-19 will have in the future due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our clients, and other factors identified in Part I, Item 1A. “Risk Factors” in this Form 10-K. Given these uncertainties, Covid-19 could disrupt the business of certain of our clients, decrease our clients’ demand for our services, impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our consolidated results of operations and/or our financial condition in the future. We will continue to closely monitor and evaluate the nature and extent of the impact of Covid-19 to our business, consolidated results of operations, and financial condition.
On August 5, 2020, the SEC proposed modifications to the mutual fund and exchange-traded fund disclosure framework (the “Fund Disclosure Proposal”). The Fund Disclosure Proposal is intended to provide a disclosure framework that would better serve the needs of retail investors. Among the modifications proposed are the requirement for streamlined shareholder reports with concise and visually engaging content which would replace prospectus updates, and improvements to prospectus disclosure. Adoption and implementation of the Fund Disclosure Proposal amendments as proposed could have an impact on our services, business and financial results. We will closely monitor and evaluate the progress of the Fund Disclosure Proposal and its potential impact on our business. Please see our “Risk Factors” in Part I, Item 1A. of this Form 10-K for more information.

ANALYSIS OF CONSOLIDATED STATEMENTS OF EARNINGS
Fiscal Year 2020 Compared to Fiscal Year 2019
The table below presents Consolidated Statements of Earnings data for the fiscal years ended June 30, 2020 and 2019, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2020	2019	Change
			($)	(%)
	(in millions, except for per share amounts)
Revenues	$4,529.0	$4,362.2	$166.9	4
Cost of revenues	3,265.1	3,131.9	133.2	4
Selling, general and administrative expenses	639.0	577.5	61.5	11
Total operating expenses	3,904.1	3,709.5	194.7	5

Operating income	624.9	652.7	(27.8)	(4)
Margin	13.8%	15.0%		(1.2)	pts
Interest expense, net	(58.8)	(41.8)	(17.0)	41
Other non-operating income (expenses), net	13.4	(3.7)	17.1	NM
Earnings before income taxes	579.5	607.3	(27.7)	(5)
Provision for income taxes	117.0	125.2	(8.1)	(7)
Effective tax rate	20.2%	20.6%		(0.4)	pts
Net earnings	$462.5	$482.1	$(19.6)	(4)
Basic earnings per share	$4.03	$4.16	$(0.13)	(3)
Diluted earnings per share	$3.95	$4.06	$(0.11)	(3)

Weighted average shares outstanding:
Basic	114.7	115.9
Diluted	117.0	118.8
NM - Not meaningful
Revenues
The table below presents Consolidated Statements of Earnings data for the fiscal years ended June 30, 2020 and 2019, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2020	2019	Change
			$	%
	($ in millions)
Recurring fee revenues	$3,036.3	$2,760.3	$275.9	10
Event-driven fee revenues	178.0	244.5	(66.5)	(27)
Distribution revenues	1,451.2	1,459.8	(8.6)	(1)
Foreign currency exchange	(136.4)	(102.4)	(34.0)	NM
Total	$4,529.0	$4,362.2	$166.9	4
NM - Not meaningful
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	4pts	1pt	6pts	10%

Revenues increased $166.9 million, or 4%, to $4,529.0 million from $4,362.2 million.
•Recurring fee revenue growth was primarily driven by acquisitions that were not in the prior year period, as well as 4pts of Organic growth primarily from Net New Business. Internal growth was slightly positive with positive growth in our Global Technology and Operations segment driven by higher trading volumes resulting from market volatility, partially offset by negative internal growth in our Investor Communication Solutions segment.
•Event-driven fee revenues decreased $66.5 million, or 27%, primarily due to decreased activity in mutual fund proxy, equity special meetings, and equity contests.
•Distribution revenues decreased $8.6 million, or 1%, to $1,451.2 million primarily due to the decrease in Event-driven fee revenues.
•Currencies negatively impacted revenues by $34.0 million due to a combination of foreign acquisitions, continued international revenue growth, and the strengthening of the U.S. dollar against other currencies.
Total operating expenses. Operating expenses increased $194.7 million, or 5%, to $3,904.1 million from $3,709.5 million as a result of:
•Cost of revenues - The increase of $133.2 million in cost of revenues primarily reflected higher operating costs from acquisitions and related amortization expense and charges associated with the IBM Private Cloud Agreement, partially offset by certain lower operational expenses.
•Selling, general and administrative expenses - The increase of $61.5 million in selling, general, and administrative expenses primarily reflected the impact of acquisitions and higher compensation expense.
•Currencies positively impacted total operating expenses by $31.3 million due to a combination of foreign acquisitions, the strengthening of the U.S. dollar against other currencies, and continued international operating expense growth.

Operating income margin of 13.8% for the fiscal year ended June 30, 2020 declined 120 bps from 15.0% for the fiscal year ended June 30, 2019 partly due to charges associated with the IBM Private Cloud Agreement. However, Adjusted Operating income margin of 17.5% for the fiscal year ended June 30, 2020 increased 40 bps on higher recurring revenues from 17.1% for the fiscal year ended June 30, 2019, which excludes certain charges associated with the IBM Private Cloud Agreement and certain other Non-GAAP adjustments. See “Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures.”
Interest expense, net. Interest expenses, net, was $58.8 million, an increase of $17.0 million from $41.8 million in the fiscal year ended June 30, 2019. The increase of $17.0 million was primarily due to an increase in interest expense from higher borrowings primarily related to acquisitions.
Other non-operating income (expenses), net. Other non-operating income, net for the fiscal year ended June 30, 2020 was $13.4 million, an increase of $17.1 million, compared to $3.7 million of Other non-operating expenses, net for the fiscal year ended June 30, 2019. The increase of $17.1 million was primarily due to higher investment gains as compared to the prior year period.
Provision for income taxes.
•Effective tax rate for the fiscal year ended June 30, 2020 - 20.2%.
•Effective tax rate for the fiscal year ended June 30, 2019 - 20.6%.
The decrease in the effective tax rate for the fiscal year ended June 30, 2020 compared to the fiscal year ended June 30, 2019 was primarily driven by higher discrete tax benefits, partially offset by lower excess tax benefits of $15.6 million for the fiscal year ended June 30, 2020 compared to $19.3 million for the fiscal year ended June 30, 2019.
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

In connection with an organizational change made in the first quarter of fiscal year 2020, in order to further align and enhance our portfolio of services, the results for the Company’s wealth management Advisor Solutions services that were previously reported in our Investor Communication Solutions reportable segment are now reported within the Global Technology and Operations reportable segment. As a result, our prior period segment results for the fiscal year ended June 30, 2019 have been revised to reflect this change, which resulted in transferring $42.8 million of revenues and $2.2 million of earnings before income taxes between reportable segments, respectively.
Revenues

	Years Ended June 30,
	2020	2019	Change
			$	%
	($ in millions)
Investor Communication Solutions	$3,491.3	$3,468.3	$23.0	1
Global Technology and Operations	1,174.2	996.3	177.9	18
Foreign currency exchange	(136.4)	(102.4)	(34.0)	NM
Total	$4,529.0	$4,362.2	$166.9	4
 NM - Not meaningful
Earnings Before Income Taxes

	Years Ended June 30,
	2020	2019	Change
			$	%
	($ in millions)
Investor Communication Solutions	$464.1	$506.2	$(42.1)	(8)
Global Technology and Operations	245.0	212.5	32.5	15
Other	(146.3)	(130.9)	(15.4)	12
Foreign currency exchange	16.8	19.4	(2.7)	NM
Total	$579.5	$607.3	$(27.7)	(5)
NM - Not meaningful
Investor Communication Solutions
Fiscal Year 2020 Compared to Fiscal Year 2019
Revenues increased $23.0 million to $3,491.3 million from $3,468.3 million, and earnings before income taxes decreased $42.1 million to $464.1 million from $506.2 million as a result of:

	Years Ended June 30,
	2020	2019	Change
			$	%
	($ in millions)
Revenues
Recurring fee revenues	$1,862.0	$1,764.0	$98.0	6
Event-driven fee revenues	178.0	244.5	(66.5)	(27)
Distribution revenues	1,451.2	1,459.8	(8.6)	(1)
Total	$3,491.3	$3,468.3	$23.0	1

Earnings before Income Taxes
Earnings before income taxes	$464.1	$506.2	$(42.1)	(8)
Pre-tax Margin	13.3%	14.6%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	4pts	-1pt	2pts	6%
For the fiscal year ended June 30, 2020:
•Recurring fees grew 6% driven by Organic growth and growth from acquisitions. Organic growth reflected continued growth from new sales. Internal growth was down 1pt as 10% position growth in annual equity proxy communications and 2% for mutual fund and exchange traded funds interims was offset by lower customer communications volumes and lower revenue from other services.
•Lower event-driven fee revenues were due to decreased activity in mutual fund proxy, equity special meetings, and equity contests.
•Lower distribution revenues resulted from the decrease in event-driven fee revenues, which more than offset the impact of higher recurring fee revenues.
•The earnings decrease of $42.1 million was due to lower event-driven activity more than offsetting the contribution from higher recurring fee revenues.
•Pre-tax margins decreased by 1.3 percentage points to 13.3% from 14.6%.

Global Technology and Operations
Fiscal Year 2020 Compared to Fiscal Year 2019
Revenues increased $177.9 million to $1,174.2 million from $996.3 million, and earnings before income taxes increased $32.5 million to $245.0 million from $212.5 million as a result of:

	Years Ended June 30,
	2020	2019	Change
			$	%
	($ in millions)
Revenues
Recurring fee revenues	$1,174.2	$996.3	$177.9	18

Earnings before Income Taxes
Earnings before income taxes	$245.0	$212.5	$32.5	15
Pre-tax Margin	20.9%	21.3%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	4pts	3pts	11pts	18%
For the fiscal year ended June 30, 2020:
•Recurring fees grew 18% driven by growth from acquisitions, including software license sales, and Organic growth. Organic growth was driven by both Net New Business and Internal growth, as internal growth was driven by higher trading volumes resulting from market volatility.
•The earnings increase was due to higher revenues from acquisitions and higher organic revenues, partially offset by the impact of expenditures to implement and support new business and the amortization of acquired intangibles. Pre-tax margins decreased by 0.4 percentage points to 20.9% from 21.3%.
Other

Loss before income taxes was $146.3 million for the fiscal year ended June 30, 2020, an increase of $15.4 million, or 12%, compared to $130.9 million for the fiscal year ended June 30, 2019.
•The increased loss before income taxes was primarily due to charges associated with the IBM Private Cloud Agreement and higher interest expense versus the prior year period, partially offset by lower compensation expense and gain on sale of investments.
Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures
The Company’s results in this Annual Report on Form 10-K are presented in accordance with U.S. GAAP except where otherwise noted. In certain circumstances, results have been presented in Non-GAAP measures. These Non-GAAP measures are Adjusted Operating income, Adjusted Operating income margin, Adjusted Net earnings, Adjusted earnings per share, and Free cash flow. These Non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results.
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

Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Earnings and Adjusted Earnings Per Share
These Non-GAAP measures reflect Operating income, Operating income margin, Net earnings, and Diluted earnings per share, as adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items that management believes are not indicative of our ongoing operating performance. These adjusted measures exclude the impact of: (i) Amortization of Acquired Intangibles and Purchased Intellectual Property, (ii) Acquisition and Integration Costs, (iii) IBM Private Cloud Charges, (iv) the Gain on Sale of a Joint Venture Investment, and (v) Covid-19 Related Expenses. Amortization of Acquired Intangibles and Purchased Intellectual Property represents non-cash amortization expenses associated with the Company's acquisition activities. Acquisition and Integration Costs represent certain transaction and integration costs associated with the Company’s acquisition activities. IBM Private Cloud Charges represent a charge on the hardware assets to be transferred to IBM and other charges related to the IBM Private Cloud Agreement. The Gain on Sale of a Joint Venture Investment represents a non-operating, cash gain on the sale of one of the Company’s joint venture investments. Covid-19 Related Expenses represents certain non-recurring expenses associated with the Covid-19 pandemic.
We exclude IBM Private Cloud Charges, Gain on Sale of a Joint Venture Investment, and Covid-19 Related Expenses from our Adjusted Operating income and other earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and these items do not reflect ordinary operations or earnings. We also exclude the impact of Amortization of Acquired Intangibles and Purchased Intellectual Property, as these non-cash amounts are significantly impacted by the timing and size of individual acquisitions and do not factor into the Company's capital allocation decisions, management compensation metrics or multi-year objectives. Furthermore, management believes that this adjustment enables better comparison of our results as Amortization of Acquired Intangibles and Purchased Intellectual Property will not recur in future periods once such intangible assets have been fully amortized. Although we exclude Amortization of Acquired Intangibles and Purchased Intellectual Property from our adjusted earnings measures, our management believes that it is important for investors to understand that these intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets.

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

Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Years ended June 30,
	2020	2019
	(in millions)
Operating income (GAAP)	$624.9	$652.7
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	122.9	87.4
Acquisition and Integration Costs	12.5	6.4
IBM Private Cloud Charges	32.0	—
Covid-19 Related Expenses	2.4	—
Adjusted Operating income (Non-GAAP)	$794.8	$746.5
Operating income margin (GAAP)	13.8%	15.0%
Adjusted Operating income margin (Non-GAAP)	17.5%	17.1%

	Years ended June 30,
	2020	2019
	(in millions)
Net earnings (GAAP)	$462.5	$482.1
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	122.9	87.4
Acquisition and Integration Costs	12.5	6.4
IBM Private Cloud Charges	32.0	—
Covid-19 Related Expenses	2.4	—
Gain on Sale of a Joint Venture Investment	(6.5)	—
Taxable adjustments	163.4	93.8
Tax impact of adjustments (a)	(37.4)	(22.3)
Adjusted Net earnings (Non-GAAP)	$588.5	$553.6

	Years ended June 30,
	2020	2019

Diluted earnings per share (GAAP)	$3.95	$4.06
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	1.05	0.74
Acquisition and Integration Costs	0.11	0.05
IBM Private Cloud Charges	0.27	—
Covid-19 Related Expenses	0.02	—
Gain on Sale of a Joint Venture Investment	(0.06)	—
Taxable adjustments	1.40	0.79
Tax impact of adjustments (a)	(0.32)	(0.19)
Adjusted earnings per share (Non-GAAP)	$5.03	$4.66
(a) Calculated using the GAAP effective tax rate, adjusted to exclude $15.6 million of excess tax benefits (“ETB”) associated with stock-based compensation for the fiscal year ended June 30, 2020, and $19.3 million of ETB associated with stock-based compensation for the fiscal year ended June 30, 2019. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Years ended June 30,
	2020	2019
	(in millions)
Net cash flows provided by operating activities (GAAP)	$598.2	$617.0
Capital expenditures and Software purchases and capitalized internal use software	(98.7)	(72.6)
Free cash flow (Non-GAAP)	$499.5	$544.4

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents consisted of the following:

	June 30,
	2020	2019
	(in millions)

Cash and cash equivalents:
Domestic cash	$291.2	$95.5
Cash held by foreign subsidiaries	118.6	99.8
Cash held by regulated entities	66.8	77.9
Total cash and cash equivalents	$476.6	$273.2
At June 30, 2020 and 2019, Cash and cash equivalents were $476.6 million and $273.2 million, respectively. Total stockholders’ equity was $1,346.5 million and $1,127.5 million at June 30, 2020 and 2019, respectively. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases. Given the volatility in the rapidly changing market and economic conditions related to the Covid-19 pandemic, we will continue to evaluate the nature and extent of the impact of the Covid-19 pandemic on our business and financial position.
We expect existing domestic cash, cash equivalents, cash flows from operations and borrowing capacity to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, cash flows from operations and borrowing capacity to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If these funds are needed for our operations in the U.S., we may be required to pay additional foreign taxes to repatriate these funds. However, while we may do so at a future date, the Company does not need to repatriate future foreign earnings to fund U.S. operations.

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at June 30, 2020	Carrying value at June 30, 2020	Carrying value at June 30, 2019	Unused Available Capacity	Fair Value at June 30, 2020
			(in millions)
Current portion of long-term debt
Fiscal 2014 Senior Notes (a)	September 2020	$400.0	$399.9	$—	—	$402.1
Total		$400.0	$399.9	$—	—	$402.1

Long-term debt, excluding current portion
Fiscal 2019 Revolving Credit Facility:
U.S. dollar tranche	March 2024	$—	$—	$360.0	$1,100.0	$—
Multicurrency tranche	March 2024	149.8	149.8	215.7	250.2	149.8
Total Revolving Credit Facility		$149.8	$149.8	$575.7	$1,350.2	$149.8

Fiscal 2014 Senior Notes (a)	September 2020	—	—	399.2	—	—
Fiscal 2016 Senior Notes	June 2026	500.0	496.1	495.5	—	554.3
Fiscal 2020 Senior Notes	December 2029	750.0	741.7	—	—	803.6
Total Senior Notes		$1,250.0	$1,237.8	$894.7	$—	$1,357.8

Total long-term debt		$1,399.8	$1,387.6	$1,470.4	$1,350.2	$1,507.7

Total debt		$1,799.8	$1,787.5	$1,470.4	$1,350.2	$1,909.7
_________
(a) The Fiscal 2014 Senior Notes were reclassified from Long-term debt to Current portion of long-term debt in September 2019 to reflect the remaining maturity of less than a year.
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2021	2022	2023	2024	2025	Thereafter	Total
(in millions)	$400.0	$—	$—	$149.8	$—	$1,250.0	$1,799.8
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

Cash Flows
Fiscal Year 2020 Compared to Fiscal Year 2019

	Years Ended June 30,
	2020	2019	$ Change
	(in millions)

Net cash flows provided by operating activities	$598.2	$617.0	$(18.7)

Net cash flows used in investing activities	$(441.7)	$(433.5)	$(8.1)

Net cash flows provided by (used in) financing activities	$51.2	$(173.1)	$224.3
The decrease in cash provided by operating activities of $18.7 million primarily reflects increased scaling of client-related platform implementation and development, partially offset by cash flows from higher revenues, cash collections and working capital.

The increase in cash used in investing activities of $8.1 million primarily reflects an increase in capital expenditures and software purchases, partially offset by lower acquisition spend in fiscal year 2020.
The increase in cash provided by financing activities of $224.3 million primarily reflects a decrease in the repurchase of common stock, partially offset by a decrease in net proceeds from borrowings and an increase in dividends paid.

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

Defined Benefit Pension Plans
The Company sponsors a Supplemental Officer Retirement Plan (the “SORP”). The SORP is a nonqualified ERISA defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. The SORP was closed to new participants beginning in fiscal year 2015. The Company also sponsors a Supplemental Executive Retirement Plan (the “SERP”). The SERP is also a nonqualified ERISA defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key executives upon retirement based upon the executives’ years of service and compensation. The SERP was closed to new participants beginning in fiscal year 2015.
The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The SORP and SERP are nonqualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $54.5 million at June 30, 2020 and $41.9 million at June 30, 2019 and are included in Other non-current assets in the accompanying Consolidated Balance Sheets.
The benefit obligation to the Company under these plans at June 30, 2020 and 2019 was:

	Years ended June 30,
	2020	2019
	(in millions)
SORP	$53.8	$45.5
SERP	6.0	5.4
Total	$59.8	$50.8
Other Post-retirement Benefit Plan
The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The plan is currently unfunded.
The benefit obligation to the Company under this plan at June 30, 2020 and 2019 was:

	Years ended June 30,
	2020	2019
	(in millions)
Executive Retiree Health Insurance Plan	$4.5	$5.2
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
The benefit obligation to the Company under this plan at June 30, 2020 and 2019 was:

	Years ended June 30,
	2020	2019
	(in millions)
The Gratuity Plan	$6.4	$5.8

Contractual Obligations
The following table summarizes our contractual obligations to third parties as of June 30, 2020 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
			(in millions)
Debt(1)	$1,799.8	$400.0	$—	$149.8	$1,250.0
Interest and facility fee on debt(2)	325.7	45.7	86.1	80.7	113.1
Facility and equipment operating leases(3)	378.2	44.5	80.9	72.3	180.6
Purchase obligations(4)	580.8	93.4	173.4	144.0	170.0
Capital commitment to fund investment(5)	—	—	—	—	—
Uncertain tax positions(6)	—	—	—	—	—
Total(7)	$3,084.5	$583.6	$340.4	$446.8	$1,713.7
(1)These amounts represent the principal repayments of Long-term debt and are included on our Consolidated Balance Sheets. See Note 13, “Borrowings” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for additional information about our Borrowings and related matters.
(2)Includes estimated future interest payments on our long-term debt and interest and facility fee on the revolving credit facility.
(3)We enter into operating leases in the normal course of business relating to facilities and equipment. The majority of our lease agreements have fixed payment terms based on the passage of time. Certain facility and equipment leases require payment of maintenance, real estate taxes and related executory costs, and contain escalation provisions based on future adjustments in price indices. Our future operating lease obligations could change if we exit certain contracts and if we enter into additional operating lease agreements. See Note 8, “Leases” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for additional information about our Leases and related matters.
(4)Purchase obligations relate to payments to IBM related to the Amended IT Services Agreement that expires in June 2027, the IBM Private Cloud Agreement that expires in March 2030, and the Amended EU IT Services Agreement that expires in June 2029, as well as software license agreements including hosted software arrangements, and software and hardware maintenance and support agreements.
(5)The Company has a future commitment to fund $3.5 million to an investee.
(6)Due to the uncertainty related to the timing of the reversal of uncertain tax positions, only uncertain tax benefits related to certain settlements have been provided in the table above. The Company is unable to make reasonably reliable estimates related to the timing of the remaining gross unrecognized tax benefit liability of $40.7 million (inclusive of interest). See Note 17, “Income Taxes” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for further detail.
(7)Certain post-employment benefit obligations reported in our Consolidated Balance Sheets in the amount of $70.7 million as of June 30, 2020 were not included in the table above due to the uncertainty of the timing of these future payments.
Data Center Agreements
In March 2010, the Company and IBM entered into the IT Services Agreement, under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of the data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022, but a two-year extension was signed in March 2015, amending the expiration date to June 30, 2024. In December 2019, the Company and IBM amended and restated the IT Services Agreement and entered into the Amended IT Services Agreement, which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. Fixed minimum commitments remaining under this agreement at June 30, 2020 are $251.7 million through fiscal year 2027, the final year of the Amended IT Services Agreement.

In December 2019, the Company and IBM entered into an information technology agreement for private cloud services (“the IBM Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The IBM Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the IBM Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and such transferred employees are expected to continue providing services to the Company on behalf of IBM under the IBM Private Cloud Agreement. Pursuant to the IBM Private Cloud Agreement, the Company has agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide along with the Company’s maintenance agreements (“Maintenance Contracts”) associated with the Hardware to IBM. The transfer of the Hardware and Maintenance Contracts to IBM is expected to close no later than September 30, 2020. The Company concluded that the Hardware qualifies as assets held for sale since the Company has committed to a plan of disposal expected to be completed within a year, and therefore, has recorded the Hardware at fair value less costs to dispose based on the expected selling price to IBM (a Level 3 fair value measurement as defined in Note 7, “Fair Value of Financial Instruments” to the Company's Consolidated Financial Statements). Accordingly, the Company has recorded a non-cash pre-tax charge of $30.4 million for the fiscal year ended June 30, 2020, equal to the difference between the Hardware’s carrying value and estimated fair value less costs to dispose, included as part of Cost of revenues on the Company’s Consolidated Statements of Earnings and is included in Other for purposes of the Company's segment reporting. As of June 30, 2020, the Hardware classified as assets held for sale has a carrying amount of $18.0 million and is included in the Company’s Other current assets line item on the Consolidated Balance Sheets. Fixed minimum commitments remaining under the IBM Private Cloud Agreement at June 30, 2020 are $236.7 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into the EU IT Services Agreement, under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement and entered into the Amended EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premise solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029. The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at June 30, 2020 are $23.9 million through fiscal year 2029, the final year of the contract.
The following table summarizes the capitalized costs related to these agreements as of June 30, 2020:

	Amended IT Services Agreement	Amended EU IT Services Agreement	Total
	(in millions)
Capitalized costs, beginning balance	$62.3	$5.0	$67.3
Capitalized costs incurred	0.3	1.6	1.8
Impact of foreign currency exchange	—	(0.2)	(0.2)
Total capitalized costs, ending balance	62.6	6.3	68.9
Total accumulated amortization	(40.1)	(4.3)	(44.4)
Net Deferred IBM Costs	$22.5	$2.0	$24.5
Investments
At June 30, 2020, the Company has a future commitment to fund $3.5 million to one of the Company’s investees.
Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at June 30, 2020.

Off-Balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company was not a party to any derivative financial instruments at June 30, 2020 and 2019. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
Recently-issued Accounting Pronouncements
Please refer to Note 2, “Summary of Significant Accounting Policies” and Note 8, “Leases” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a discussion on the impact of the adoption of new accounting pronouncements.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risks
In the ordinary course of business, the financial position of the Company is routinely subject to certain market risks, notably the effects of changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities. As a result, the Company does not anticipate any material losses from these risks. The Company was not a party to any derivative financial instrument as of June 30, 2020 and 2019, respectively.
Interest Rate Risk
As of June 30, 2020, $149.8 million, or 8%, of the Company’s total outstanding debt balance of $1,787.5 million is based on floating interest rates. Our $149.8 million in variable rate debt at June 30, 2020 consists of our revolving credit facility, which bears interest at LIBOR plus 101.5 basis points on borrowed amounts, plus an additional annual facility fee equal to 11.0 basis points on the entire facility. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings of a change in market interest rates on amounts borrowed from the revolving credit facility during the fiscal year ended June 30, 2020. Assuming a hypothetical increase of one hundred basis points in interest rates on our variable rate debt during the fiscal year ended June 30, 2020, our pre-tax earnings would have decreased by approximately $5.8 million for the fiscal year ended June 30, 2020; however, this would have been offset by interest earned on cash balances.
Foreign Currency Risk
While the substantial majority of our business is conducted within the U.S., approximately 12% of our fiscal year 2020 revenues were earned outside of the U.S. and approximately 23% of our total consolidated assets as of June 30, 2020 resided in our foreign subsidiaries. Our revenue generating operations outside of the U.S. primarily reside in Canada and the United Kingdom. As a result, we have a certain degree of foreign currency exposure to exchange rate fluctuations associated with our non-U.S. revenue generating operations, primarily with respect to the Canadian dollar and the British pound.
We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate. We do not hedge our operating results against currency movement as they are primarily translational in nature. For the fiscal year ended June 30, 2020, a hypothetical 10% decrease in the value of the Canadian dollar and British pound versus the U.S. dollar would have resulted in a decrease in our total pre-tax earnings of approximately $13.1 million. A hypothetical 10% decrease in the value of the Canadian dollar and British pound versus the U.S. dollar at June 30, 2020 would have resulted in a decrease to our total assets of approximately $84.3 million.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
Broadridge Financial Solutions, Inc.
5 Dakota Drive
Lake Success, NY 11042
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Broadridge Financial Solutions, Inc. and subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Changes in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases as of July 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).
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
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the income approach, which considers a discounted future cash flow analysis using various assumptions, including projections of revenues based on assumed long-term growth rates and projections of earnings before income tax (“EBIT”), estimated costs and appropriate discount rates based on the particular reporting unit’s weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows based on forecasted EBIT margins, including future revenues, and the selection of the terminal value growth rate and the discount rate assumptions.

The goodwill balance was $1,674.5 million as of June 30, 2020, which is allocated among various reporting units. During fiscal year 2020, the Company performed the required impairment tests of Goodwill and determined that there was no impairment. The Company also performed a sensitivity analysis under Step 1 of the goodwill impairment test assuming hypothetical reductions in the fair values of the reporting units.

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
•We tested the effectiveness of controls over goodwill, including those over the projected future operating cash flows based on forecasted EBIT margins, including future revenues, and the selection of the terminal value growth rate.
•We performed a sensitivity analysis on the future cash flows to determine what revenue and EBIT growth rate is needed to cause an impairment for each reporting unit.
•We evaluated the reasonableness of management’s projected future operating cash flows based on forecasted EBIT margins, including future revenues by comparing to (1) historical results for significant reporting units, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases, analyst and industry reports of the Company and companies in its peer group.
•We considered the impact of changes in the regulatory environment on management’s forecasts.
•With the assistance of our fair value specialists, we evaluated the selection of the terminal value growth rate and the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations by developing a range of independent estimates and comparing those to the rates selected by management.

/s/ DELOITTE & TOUCHE LLP
New York, New York
August 11, 2020
We have served as the Company's auditor since 2007.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Earnings
(In millions, except per share amounts)

		Years ended June 30,
		2020	2019	2018
Revenues	(Note 3)	$4,529.0	$4,362.2	$4,329.9
Operating expenses:
Cost of revenues		3,265.1	3,131.9	3,167.4
Selling, general and administrative expenses		639.0	577.5	564.5
Total operating expenses		3,904.1	3,709.5	3,731.8
Operating income		624.9	652.7	598.1
Interest expense, net	(Note 5)	(58.8)	(41.8)	(38.6)
Other non-operating income (expenses), net		13.4	(3.7)	1.5
Earnings before income taxes		579.5	607.3	561.0
Provision for income taxes	(Note 17)	117.0	125.2	133.1
Net earnings		$462.5	$482.1	$427.9

Basic earnings per share		$4.03	$4.16	$3.66
Diluted earnings per share		$3.95	$4.06	$3.56

Weighted-average shares outstanding:
Basic	(Note 4)	114.7	115.9	116.8
Diluted	(Note 4)	117.0	118.8	120.4
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years ended June 30,
	2020	2019	2018
Net earnings	$462.5	$482.1	$427.9
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(26.4)	(15.0)	5.7
Net losses on securities, net of taxes of $0.0, $0.0 and $1.2 for the years ended June 30, 2020, 2019 and 2018, respectively	—	—	(2.6)
Pension and post-retirement liability adjustment, net of taxes of $0.9, $0.9 and $(0.4) for the years ended June 30, 2020, 2019 and 2018, respectively	(2.8)	(2.7)	0.9
Total other comprehensive income (loss), net	(29.2)	(17.7)	3.9
Comprehensive income	$433.3	$464.3	$431.9
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Balance Sheets
(In millions, except per share amounts)

		June 30, 2020	June 30, 2019
Assets
Current assets:
Cash and cash equivalents		$476.6	$273.2
Accounts receivable, net of allowance for doubtful accounts of $9.8 and $2.6, respectively		711.3	664.0
Other current assets		140.1	105.2
Total current assets		1,328.0	1,042.3
Property, plant and equipment, net	(Note 9)	161.6	189.0
Goodwill	(Note 10)	1,674.5	1,500.0
Intangible assets, net	(Note 10)	583.8	556.2
Other non-current assets	(Note 11)	1,141.9	593.1
Total assets		$4,889.8	$3,880.7
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	(Note 13)	$399.9	$—
Payables and accrued expenses	(Note 12)	829.9	711.7
Contract Liabilities		111.2	90.9
Total current liabilities		1,341.0	802.6
Long-term debt	(Note 13)	1,387.6	1,470.4
Deferred taxes	(Note 17)	126.8	86.7
Contract Liabilities		175.4	160.7
Other non-current liabilities	(Note 14)	512.4	232.8
Total liabilities		3,543.2	2,753.2
Commitments and contingencies	(Note 18)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.5 and 154.5 shares, respectively; outstanding, 115.1 and 114.3 shares, respectively		1.6	1.6
Additional paid-in capital		1,178.5	1,109.3
Retained earnings		2,302.6	2,087.7
Treasury stock, at cost: 39.3 and 40.2 shares, respectively		(2,035.7)	(1,999.8)
Accumulated other comprehensive loss	(Note 19)	(100.4)	(71.2)
Total stockholders’ equity		1,346.5	1,127.5
Total liabilities and stockholders’ equity		$4,889.8	$3,880.7
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years ended June 30,
	2020	2019	2018
Cash Flows From Operating Activities
Net earnings	$462.5	$482.1	$427.9
Adjustments to reconcile Net earnings to Net cash flows provided by operating activities:
Depreciation and amortization	73.8	85.2	82.1
Amortization of acquired intangibles and purchased intellectual property	122.9	87.4	81.4
Amortization of other assets	102.6	87.4	48.5
Write-down of long lived assets	30.4	—	—
Stock-based compensation expense	60.8	58.4	55.1
Deferred income taxes	29.0	(3.5)	(9.3)
Other	(26.9)	(37.6)	(21.2)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Increase in Accounts receivable, net	(33.5)	(34.9)	(18.6)
Increase in Other current assets	(17.9)	(7.3)	(7.6)
Increase (decrease) in Payables and accrued expenses	58.6	(10.9)	9.6
Increase in Contract liabilities	12.2	15.1	20.8
Non-current assets and liabilities:
Increase in Other non-current assets	(352.7)	(188.3)	(83.5)
Increase in Other non-current liabilities	76.4	83.8	108.3
Net cash flows provided by operating activities	598.2	617.0	693.6
Cash Flows From Investing Activities
Capital expenditures	(62.7)	(50.6)	(76.7)
Software purchases and capitalized internal use software	(36.0)	(22.0)	(21.2)
Acquisitions, net of cash acquired	(339.1)	(354.7)	(108.3)
Purchase of intellectual property	—	—	(40.0)
Other investing activities	(3.8)	(6.3)	(3.1)
Net cash flows used in investing activities	(441.7)	(433.5)	(249.3)
Cash Flows From Financing Activities
Debt proceeds	1,621.9	803.1	340.0
Debt repayments	(1,292.8)	(387.4)	(390.0)
Dividends paid	(241.0)	(211.2)	(165.8)
Purchases of Treasury stock	(69.3)	(397.8)	(277.1)
Proceeds from exercise of stock options	41.8	31.1	52.0
Other financing activities	(9.4)	(10.8)	(9.0)
Net cash flows provided by (used in) financing activities	51.2	(173.1)	(449.9)
Effect of exchange rate changes on Cash and cash equivalents	(4.3)	(1.1)	(1.6)
Net change in Cash and cash equivalents	203.4	9.2	(7.2)
Cash and cash equivalents, beginning of fiscal year	273.2	263.9	271.1
Cash and cash equivalents, end of fiscal year	$476.6	$273.2	$263.9
Supplemental disclosure of cash flow information:
Cash payments made for interest	$58.5	$43.4	$40.5
Cash payments made for income taxes, net of refunds	$100.9	$119.5	$177.6
Non-cash investing and financing activities:
Accrual of unpaid property, plant, equipment and software	$13.9	$8.7	$6.2
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, July 1, 2017	154.5	$1.6	$987.6	$1,469.4	$(1,398.9)	$(55.8)	$1,003.8
Comprehensive income (loss)	—	—	—	427.9	—	3.9	431.9
Stock option exercises and excess tax benefits	—	—	51.5	—	—	—	51.5
Stock-based compensation	—	—	54.7	—	—	—	54.7
Treasury stock acquired (2.4 shares)	—	—	—	—	(277.1)	—	(277.1)
Treasury stock reissued (2.3 shares)	—	—	(45.3)	—	45.3	—	—
Common stock dividends ($1.46 per share)	—	—	—	(170.4)	—	—	(170.4)
Balances, June 30, 2018	154.5	1.6	1,048.5	1,727.0	(1,630.8)	(51.9)	1,094.3
Comprehensive income (loss)	—	—	—	482.1	—	(17.7)	464.3
Cumulative effect of changes in accounting principle (a)	—	—	—	102.8	—	(1.5)	101.3
Stock option exercises	—	—	31.3	—	—	—	31.3
Stock-based compensation	—	—	58.3	—	—	—	58.3
Treasury stock acquired (3.5 shares)	—	—	—	—	(397.8)	—	(397.8)
Treasury stock reissued (1.4 shares)	—	—	(28.8)	—	28.8	—	—
Common stock dividends ($1.94 per share)	—	—	—	(224.2)	—	—	(224.2)
Balances, June 30, 2019	154.5	1.6	1,109.3	2,087.7	(1,999.8)	(71.2)	1,127.5
Comprehensive income (loss)	—	—	—	462.5	—	(29.2)	433.3
Cumulative effect of changes in accounting principle (b)	—	—	—	0.2	—	—	0.2
Stock option exercises	—	—	42.1	—	—	—	42.1
Stock-based compensation	—	—	60.6	—	—	—	60.6
Treasury stock acquired (0.6 shares)	—	—	—	—	(69.3)	—	(69.3)
Treasury stock reissued (1.5 shares)	—	—	(33.5)	—	33.5	—	—
Common stock dividends ($2.16 per share)	—	—	—	(247.8)	—	—	(247.8)
Balances, June 30, 2020	154.5	$1.6	$1,178.5	$2,302.6	$(2,035.7)	$(100.4)	$1,346.5
___________
(a)Primarily reflects the adoption of accounting standards as described in Note 3, “Revenue Recognition.”
(b)Reflects the adoption of accounting standards as described in Note 2, “Summary of Significant Accounting Policies.”
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Notes to Consolidated Financial Statements
NOTE 1. BASIS OF PRESENTATION
A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation and a part of the S&P 500® Index (“S&P”), is a global financial technology leader providing investor communications and technology-driven solutions to banks, broker-dealers, asset and wealth managers and corporate issuers. Broadridge’s services include investor communications, securities processing, data and analytics, and customer communications solutions. Broadridge serves a large and diverse client base across four client groups: banks/broker-dealers, asset management firms/mutual funds, wealth management firms, and corporate issuers. For capital markets firms, Broadridge helps clients lower costs and improve the effectiveness of their trade and account processing operations with support for their operational technologies, and their administration, finance, risk and compliance requirements. Broadridge serves asset management firms by meeting their critical needs for shareholder communications and by providing investment operations technology to support their investment decisions. For wealth management clients, Broadridge provides an integrated platform with tools that optimize advisor productivity, enhance client experience and digitize enterprise operations. For corporate issuer clients, Broadridge helps manage every aspect of their shareholder communications, including registered and beneficial proxy processing, annual meeting support, transfer agency services and financial disclosure document creation, management and United States of America (“U.S.”) Securities and Exchange Commission (the “SEC”) filing services.
The Company operates in two reportable segments: Investor Communication Solutions (“ICS”) and Global Technology and Operations (“GTO”).
•Investor Communication Solutions - Broadridge provides governance and communications solutions through its Investor Communication Solutions business segment to the following financial services clients: banks/broker-dealers, asset management firms/mutual funds, wealth management firms, and corporate issuers. In addition to financial services firms, Broadridge’s Customer Communications business also serves companies in the healthcare, insurance, consumer finance, telecommunications, utilities, and other service industries.
A large portion of Broadridge’s ICS business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge® (“ProxyEdge”) is Broadridge’s innovative electronic proxy delivery and voting solution for institutional investors and financial advisors that helps ensure the voting participation of the largest stockholders of many companies. Broadridge also provides the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help its clients meet their regulatory compliance needs.
For asset managers and retirement service providers, Broadridge offers data-driven solutions and an end-to-end platform for content management, composition, and multi-channel distribution of regulatory, marketing, and transactional information. Broadridge’s data and analytics solutions provide investment product distribution data, analytical tools, insights, and research to enable asset managers to optimize product distribution across retail and institutional channels globally. Through Matrix Financial Solutions, Inc. (“Matrix”), Broadridge provides mutual fund trade processing services for retirement service providers, third-party administrators, financial advisors, banks and wealth management professionals.
In addition, Broadridge provides public corporations and mutual funds with a full suite of solutions to help manage their annual meeting process, including registered and beneficial proxy distribution and processing services, proxy and annual report document management solutions, virtual shareholder meeting services and solutions that help them gain insight into their shareholder base through Broadridge’s shareholder data services. Broadridge also offers financial reporting document composition and management solutions, SEC disclosure and filing services, and registrar, stock transfer and record-keeping services through Broadridge Corporate Issuer Solutions.

We provide customer communications solutions which include print and digital solutions, content management, postal optimization, and fulfillment services. These services include customer communications management capabilities through the Broadridge Communications CloudSM platform (the “Communications Cloud”). Through one point of integration, the Communications Cloud helps companies create, deliver, and manage multi-channel communications and customer engagement. The platform includes data-driven composition tools, identity and preference management, multi-channel optimization and digital communication experience, archive and information management, digital and print delivery, and analytics and reporting tools.

•Global Technology and Operations - Broadridge is a leading global provider of securities processing solutions for capital markets, wealth management, and asset management firms. Broadridge offers advanced solutions that automate the securities transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, margin, cash management, clearance and settlement, asset servicing, reference data management, reconciliations, securities financing and collateral optimization, compliance and regulatory reporting, and portfolio accounting and custody-related services.
Broadridge’s core post-trade services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management and manage risk, thereby enabling them to focus on their core business activities. Broadridge’s multi-asset, multi-market, multi-entity and multi-currency solutions support real-time global trade processing of equity, fixed income, mutual fund, foreign exchange, and exchange traded derivatives.
Broadridge’s comprehensive wealth management platform offers capabilities across the entire wealth management lifecycle and streamlines all aspects of wealth management services, including account management, fee management and client on-boarding. The wealth management platform enables full-service, regional and independent broker-dealers and investment advisors to better engage with customers through digital marketing and customer communications tools. Broadridge also integrates data, content and technology to drive new customer acquisition, support holistic advice and cross-sell opportunities through the creation of sales and educational content, including seminars as well as customizable advisor websites, search engine marketing and electronic and print newsletters. Broadridge’s advisor solutions help advisors optimize their practice management through customer and account data aggregation and reporting.

Broadridge offers buy-side technology solutions for the global investment management industry, including portfolio management, compliance and operational workflow solutions for hedge funds, family offices, investment managers and the providers that service this space. Through Broadridge’s Managed Services, Broadridge provides business process outsourcing services that support the entire trade lifecycle operations of its buy- and sell-side clients’ businesses through a combination of its technology and operations expertise. Broadridge also provides support for advisor, investor and compliance workflow.
B. Consolidation and Basis of Presentation. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with the SEC requirements for Annual Reports on Form 10-K. These financial statements present the consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. Certain prior period amounts have been reclassified to conform to the current year presentation where applicable, except as it relates to (i) Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02 “Leases”, as amended (“ASU No. 2016-02”), (ii) No. 2014-09 “Revenue from Contracts with Customers” and its related amendments (collectively “ASU No. 2014-09”), (iii) ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU No. 2016-01”), and (iv) ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU No. 2018-02”), as described further below.
Effective July 1, 2019, the Company adopted ASU No. 2016-02, as amended, by recognizing a right-of-use (“ROU”) asset and corresponding lease liability, along with a cumulative-effect adjustment to the opening balance of retained earnings, in the period of adoption. Under this method of adoption, the Company has not restated the prior period Consolidated Financial Statements presented to the current period presentation. Additional information about the impact of the Company’s adoption of ASU No. 2016-02, as amended, is included in Note 2, “Summary of Significant Accounting Policies” and Note 8, “Leases”.
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
Effective July 1, 2018, the Company adopted ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU No. 2017-07”) whereby the Company revised its presentation in the Consolidated Statements of Earnings to reflect the non-service cost components of net benefit cost as part of Other nonoperating income (expenses), net, which were previously recorded as part of Total operating expenses. All prior period information has been conformed to the current period presentation.
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
Transaction Price
Once separate performance obligations are determined, the transaction price is allocated to the individual performance obligations within a contract. If the contracted prices reflect the relative standalone selling prices for the individual performance obligations, no allocations are made. Otherwise, the Company uses the relative selling price method to allocate the transaction price, obtained from sources such as the observable price of a good or service when the Company sells that good or service separately in similar circumstances and to similar clients. If such evidence is unavailable, the Company uses the best estimate of the selling price, which includes various internal factors such as pricing strategy and market factors. A significant portion of the Company’s performance obligations are generated from transactions with volume based fees and includes services that are delivered at the same time. The Company recognizes revenue related to these arrangements over time as the services are provided to the client. While many of the Company’s contracts contain some component of variable consideration, the Company only recognizes variable consideration that is not expected to reverse. The Company allocates variable payments to distinct services in an overall contract when the variable payment relates specifically to that particular service and for which the variable payment reflects what the Company expects to receive in exchange for that particular service. As a result, the Company generally allocates and recognizes variable consideration in the period it has the contractual right to invoice the client.
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

D. Financial Instruments. Substantially all of the financial instruments of the Company other than Long-term debt are carried at fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. The carrying value of the Company’s long-term fixed-rate senior notes represent the face value of the long-term fixed-rate senior notes net of the unamortized discount and net of the associated unamortized debt issuance cost. The fair value of the Company’s long-term fixed-rate senior notes is based on quoted market prices. Refer to Note 13, “Borrowings,” for a further description of the Company’s long-term fixed-rate senior notes.
E. Property, Plant and Equipment. Property, plant and equipment is initially recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. The estimated useful lives of assets are as follows:

Equipment	3 to 7 years
Buildings and Building Improvements	5 to 20 years
Furniture and fixtures	4 to 7 years
Refer to Note 9, “Property, Plant and Equipment, Net”, for a further description of the Company’s Property, plant and equipment, net.
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
G. Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventory balances of $21.5 million and $21.1 million, consisting of forms and envelopes used in the mailing of proxy and other materials to our customers, are reflected in Other current assets in the Consolidated Balance Sheets at June 30, 2020 and 2019, respectively.
H. Deferred Client Conversion and Start-Up Costs. Direct costs incurred to set up or convert a client’s systems to function with the Company’s technology, that are expected to be recovered, are generally deferred and recognized on a straight-line basis over the service term of the arrangement to which the costs relate, which commences after client acceptance when the processing term begins. The Company evaluates the carrying value of deferred client conversion and start-up costs for impairment on the basis of whether these costs are fully recoverable from the expected future undiscounted net operating cash flows of the client to which the deferred costs relate. These deferred costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2020 and June 30, 2019, respectively. Refer to Note 11, “Other Non-Current Assets” for a further description of the Company’s Deferred client conversion and start-up costs.
I. Deferred Sales Commission Costs. The Company defers incremental costs to obtain a client contract that it expects to recover, which consists of sales commissions incurred, only if the contract is executed. Deferred sales commission costs are amortized on a straight-line basis using a portfolio approach consistent with the pattern of transfer of the goods or services to which the asset relates, which also considers expected customer lives. As a practical expedient, the Company recognizes the sales commissions as an expense when incurred if the amortization period of the sales commission asset that the entity otherwise would have recognized is one year or less. The Company evaluates the carrying value of deferred sales commission costs for impairment on the basis of whether these costs are fully recoverable from the expected future undiscounted net operating cash flows of the portfolio of clients to which the deferred sales commission costs relate. Refer to Note 11, “Other Non-Current Assets” for a further description of the Company’s Deferred sales commission costs.
J. Deferred Data Center Costs. Data center costs relate to conversion costs associated with our principal data center systems and applications. Costs directly related to the activities necessary to make the data center usable for its intended purpose are deferred and amortized over the life of the contract on a straight-line basis commencing on the date the data center has achieved full functionality. These deferred costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2020 and 2019, respectively. Refer to Note 11, “Other Non-Current Assets” for a further description of the Company’s Deferred data center costs.

K. Goodwill. The Company does not amortize goodwill but instead tests goodwill for impairment at the reporting unit level at least annually or more frequently if circumstances indicate possible impairment. The Company tests for goodwill impairment annually in the fourth quarter of the fiscal year, using the March 31 financial statement balances. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the income approach, which considers a discounted future cash flow analysis using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the particular reporting unit’s weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows based on forecasted earnings before interest and taxes, and the selection of the terminal value growth rate and discount rate assumptions. The weighted-average cost of capital takes into account the relative weight of each component of our consolidated capital structure (equity and long-term debt). The estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of the Company’s routine, long-range planning process. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. Refer to Note 10, “Goodwill and Intangible Assets, Net” for a further description on the Company’s accounting for goodwill.
L. Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to the estimated undiscounted future cash flows expected to be generated by the asset (or asset group). If the carrying amount of an asset (or asset group) exceeds its expected estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset (or asset group) exceeds its fair value. Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Refer to Note 9, “Property, Plant and Equipment, Net” for a further description of the Company’s Property, plant and equipment, net. Refer to Note 6, “Acquisitions” and Note 10, “Goodwill and Intangible Assets, Net” for a further description of the Company’s Intangible assets, net.
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
P. Stock-Based Compensation. The Company accounts for stock-based compensation by recognizing the measurement of stock-based compensation expense in the Consolidated Statements of Earnings based on the fair value of the award on the date of grant. For stock options issued, the fair value of each stock option was estimated on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price, and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. For restricted stock units, the fair value of the award is based on the current fair value of the Company’s stock on the date of grant less the present value of future expected dividends discounted at the risk-free-rate derived from the U.S. Treasury yield curve in effect at the time of grant. Refer to Note 15, “Stock-Based Compensation” for a further description of the Company’s stock-based compensation.

Q. Internal Use Software. Expenditures for major software purchases and software developed or obtained for internal use are capitalized and amortized generally over a three- to five-year period on a straight-line basis. For software developed or obtained for internal use, the Company’s accounting policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to direct time spent on such projects. Costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities. Refer to Note 10, “Goodwill and Intangible assets, Net” for a further description of the Company’s capitalized software.
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
Judgment is required in addressing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income requires significant judgment and are consistent with the plans and estimates used to manage the underlying businesses. Refer to Note 17, “Income Taxes” for a further description of the Company’s income taxes.
S. Advertising Costs. Advertising costs are expensed at the time the advertising takes place. Total advertising costs were $6.8 million, $4.1 million and $6.3 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.
T. Concentration of Risk. The majority of our clients operate in the financial services industry. In the fiscal years ended June 30, 2020, 2019 and 2018, we derived approximately 20%, 22% and 21% of our consolidated revenues from our five largest clients in that particular fiscal year, respectively. Our largest single client in each of our fiscal years 2020, 2019 and 2018 accounted for approximately 6% of our consolidated revenues.
U. New Accounting Pronouncements.
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

Accordingly, in the first quarter of fiscal year 2020, the Company adopted ASU No. 2016-02, as amended, by recognizing a ROU asset and corresponding lease liability, along with a cumulative-effect adjustment to the opening balance of retained earnings, in the period of adoption. Under this method of adoption, the Company has not restated the prior period Consolidated Financial Statements presented to the current period presentation. The Company elected the transition package of three practical expedients permitted under the transition guidance in ASU No. 2016-02, as amended, to not reassess prior conclusions related to whether (i) a contract contains a lease, (ii) the classification of an existing lease, and (iii) the accounting for initial direct costs. The Company also elected accounting policies to (i) not separate the non-lease components of a contract from the lease component to which they relate, and (ii) not recognize assets or liabilities for leases with a term of twelve months or less and no purchase option that the Company is reasonably certain of exercising.
On the Consolidated Balance Sheet as of July 1, 2019, the adoption of ASU No. 2016-02, as amended, resulted in the recognition of lease liabilities of $252.0 million and ROU assets of $235.4 million, which include the impact of existing deferred rents and tenant improvement allowances for operating leases, as well as a cumulative-effect adjustment to the opening balance of retained earnings of $0.2 million. The adoption of ASU No. 2016-02, as amended, did not have a material impact on the Consolidated Statements of Earnings, the Consolidated Statements of Comprehensive Income, the Consolidated Statements of Cash Flows, or the Consolidated Statements of Stockholders’ Equity.
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
The Company adopted ASU No. 2014-09 effective July 1, 2018 using the modified retrospective transition method applied to all contracts, which resulted in a cumulative-effect increase in the opening balance of retained earnings of $101.3 million, most notably related to the deferral of incremental sales commissions incurred in obtaining contracts in prior periods. Under this transition approach, the Company did not restate the prior period Consolidated Financial Statements presented. See Note 3, “Revenue Recognition” for additional information about the Company’s revenue recognition policies.
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

V. Subsequent Events. In preparing the accompanying Consolidated Financial Statements, the Company has reviewed events that have occurred after June 30, 2020 through the date of issuance of the Consolidated Financial Statements. Refer to Note 22, “Subsequent Events” for a description of the Company’s subsequent events.

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

	Fiscal Year Ended June 30, 2020	Fiscal Year Ended June 30, 2019
	(in millions)	(in millions)
Investor Communication Solutions
Equity proxy	$473.3	$437.0
Mutual fund and exchange traded funds (“ETF”) interims	284.6	265.9
Customer communications and fulfillment	735.4	736.4
Other ICS	368.7	324.8
Total ICS Recurring fee revenues	1,862.0	1,764.0

Equity and other	79.5	107.3
Mutual funds	98.5	137.2
Total ICS Event-driven fee revenues	178.0	244.5

Distribution revenues	1,451.2	1,459.8

Total ICS Revenues	$3,491.3	$3,468.3

Global Technology and Operations
Equities and other	$996.2	$831.7
Fixed income	178.0	164.6
Total GTO Recurring fee revenues	1,174.2	996.3

Foreign currency exchange	(136.4)	(102.4)

Total Revenues	$4,529.0	$4,362.2

Revenues by Type
Recurring fee revenues	$3,036.3	$2,760.3
Event-driven fee revenues	178.0	244.5
Distribution revenues	1,451.2	1,459.8
Foreign currency exchange	(136.4)	(102.4)
Total Revenues	$4,529.0	$4,362.2
Contract Balances
The following table provides information about contract assets and liabilities:

	June 30, 2020	June 30, 2019
	(in millions)
Contract assets	$81.9	$47.5
Contract liabilities	$286.6	$251.6
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
During the fiscal year ended June 30, 2020, contract assets increased primarily due to an increase in software term license revenues recognized but not yet invoiced, while contract liabilities increased primarily due to recent acquisitions and the timing of client payments. The Company recognized $141.2 million of revenue during the fiscal year ended June 30, 2020 that was included in the contract liability balance as of June 30, 2019. The Company recognized $96.4 million of revenue during the fiscal year ended June 30, 2019 that was included in the contract liability balance as of July 1, 2018.
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
As of June 30, 2020, 2019 and 2018, the computation of diluted EPS did not include 0.5 million, 0.4 million and 1.1 million options to purchase Broadridge common stock, respectively, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Years ended June 30,
	2020	2019	2018
	(in millions)
Weighted-average shares outstanding:
Basic	114.7	115.9	116.8
Common stock equivalents	2.3	2.9	3.5
Diluted	117.0	118.8	120.4
The following table sets forth the computation of basic EPS utilizing Net earnings for the following fiscal years and the Company’s basic Weighted-average shares outstanding:

	Years ended June 30,
	2020	2019	2018
	(in millions, except per share amounts)
Net earnings	$462.5	$482.1	$427.9
Basic Weighted-average shares outstanding	114.7	115.9	116.8
Basic EPS	$4.03	$4.16	$3.66
The following table sets forth the computation of diluted EPS utilizing Net earnings for the following fiscal years and the Company’s diluted Weighted-average shares outstanding:

	Years ended June 30,
	2020	2019	2018
	(in millions, except per share amounts)
Net earnings	$462.5	$482.1	$427.9
Diluted Weighted-average shares outstanding	117.0	118.8	120.4
Diluted EPS	$3.95	$4.06	$3.56
NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Years ended June 30,
	2020	2019	2018
	(in millions)
Interest expense on borrowings	$(62.5)	$(45.9)	$(42.4)
Interest income	3.7	4.2	3.8
Interest expense, net	$(58.8)	$(41.8)	$(38.6)
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
The following represents the fiscal year 2020 acquisitions:

Fiscal Year 2020 Acquisitions:

BUSINESS COMBINATIONS

Financial information on each transaction is as follows:

	Shadow Financial	Fi360	Clear-Structure	Funds-Library	Total
	(in millions)
Cash payments, net of cash acquired	$35.6	$116.0	$59.1	$69.6	$280.3
Deferred payments, net	2.9	3.5	2.6	—	9.0
Contingent consideration liability	—	—	7.0	—	7.0
Aggregate purchase price	$38.5	$119.5	$68.7	$69.6	$296.3

Net tangible assets acquired / (liabilities assumed)	$(0.2)	$(7.9)	$0.6	$(3.3)	$(10.8)
Goodwill	17.6	84.4	44.2	39.1	185.3
Intangible assets	21.1	43.1	23.9	33.8	121.8
Aggregate purchase price	$38.5	$119.5	$68.7	$69.6	$296.3

Shadow Financial Systems, Inc. (“Shadow Financial”)
In October 2019, the Company acquired Shadow Financial, a provider of multi-asset class post-trade solutions for the capital markets industry. The acquisition builds upon Broadridge’s post-trade processing capabilities by adding a market-ready solution for exchanges, inter-dealer brokers and proprietary trading firms. In addition, the acquisition adds capabilities across exchange traded derivatives and cryptocurrency. Shadow Financial is included in our GTO reportable segment.
•Goodwill is tax deductible.
•Intangible assets acquired consist primarily of customer relationships and software technology, which are being amortized over a seven-year life and five-year life, respectively.
The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the acquired business’ assets and liabilities.

Fi360, Inc. (“Fi360”)
In November 2019, the Company acquired Fi360, a provider of fiduciary and Regulation Best Interest solutions for the wealth and retirement industry, including the accreditation and continuing education for the Accredited Investment Fiduciary® Designation, the leading designation focused on fiduciary responsibility. The acquisition enhances Broadridge’s retirement solutions by providing wealth and retirement advisors with fiduciary tools that complement its Matrix trust and trading platform. The acquisition also further strengthens Broadridge’s data and analytics tools and solutions suite that enable asset managers to grow their businesses by providing greater transparency into the retirement market. Fi360 is included in our ICS reportable segment.
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

ClearStructure Financial Technology, LLC (“ClearStructure”)
In November 2019, the Company acquired ClearStructure, a global provider of portfolio management solutions for the private debt markets. ClearStructure’s component services enhances Broadridge’s existing multi-asset class, front-to-back office asset management technology suite, providing Broadridge clients with a capability to access the public and private markets. ClearStructure is included in our GTO reportable segment.
•The contingent consideration liability is payable through fiscal year 2023 upon the achievement by the acquired business of certain revenue targets, and has a maximum potential pay-out of $12.5 million upon the achievement in full of the defined financial targets by the acquired business.
•The fair value of the contingent consideration liability at June 30, 2020 is $7.0 million.
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

FundsLibrary Limited (“FundsLibrary”)
In February 2020, the Company acquired FundsLibrary, a provider of fund document and data dissemination in the European market. FundsLibrary's solutions enable fund managers to increase distribution opportunities and help them comply with regulations such as Solvency II and MiFID II. The business will be combined with FundAssist Limited (“FundAssist”), Broadridge's existing European funds regulatory communications business. The combined solution provides funds with a single, integrated provider to manage data, perform calculations, compose documents, manage regulatory compliance and disseminate information across multiple jurisdictions. FundsLibrary is included in our ICS reportable segment.
•Goodwill is not tax deductible.
•Intangible assets acquired consist primarily of customer relationships and software technology, which are being amortized over a seven-year life and three-year life, respectively.
The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the acquired business’ assets and liabilities, and is still subject to a working capital adjustment.

The following represents the fiscal year 2019 acquisitions:
Fiscal Year 2019 Acquisitions:

BUSINESS COMBINATIONS

Financial information on each transaction is as follows:

	Rockall	RPM	TD Ameritrade*	Total
	(in millions)
Cash payments, net of cash acquired	$34.9	$258.3	$61.5	$354.7
Deferred payments, net	0.5	40.9	—	41.4
Contingent consideration liability	7.0	0.8	—	7.9
Aggregate purchase price	$42.4	$300.1	$61.5	$404.0

Net tangible assets acquired / (liabilities assumed)	$(2.9)	$6.8	$—	$3.9
Goodwill	31.1	181.6	27.1	239.8
Intangible assets	14.2	111.7	34.4	160.3
Aggregate purchase price	$42.4	$300.1	$61.5	$404.0

* Broadridge acquired the retirement plan custody and trust assets from TD Ameritrade Trust Company.

Rockall Technologies Limited (“Rockall”)
In May 2019, the Company completed the acquisition of Rockall, a provider of securities-based lending (“SBL”) and collateral management solutions for wealth management firms and commercial banks. The acquisition expanded Broadridge's core front-to-back office wealth capabilities, providing innovative SBL and collateral management technology solutions to help commercial banks manage risk and optimize clients' securities lending and financing needs. Rockall is included in our GTO reportable segment.
•The contingent consideration liability is payable over the next two years upon the achievement by the acquired business of certain revenue targets, and has a maximum potential pay-out of $10.1 million upon the achievement in full of the defined financial targets by the acquired business.
•The fair value of the contingent consideration liability at June 30, 2020 is $7.6 million.
•Goodwill is not tax deductible.
•Intangible assets acquired consist primarily of software technology and customer relationships, which are being amortized over a four-year life and six-year life, respectively.
•In the first quarter of fiscal year 2020, the Company settled deferred payment obligations totaling $0.5 million.

RPM Technologies (“RPM”)
In June 2019, Broadridge acquired RPM, a provider of enterprise wealth management software solutions and services. The addition of RPM’s state-of-the-art technology platforms builds upon our Canadian wealth management business, providing a solution set for the retail banking sector with enhanced mutual fund and deposit manufacturing capabilities. RPM is included in our GTO reportable segment.
•The contingent consideration liability is payable over the next two years upon the achievement by the acquired business of certain revenue targets, and has a maximum potential pay-out of $3.7 million upon the achievement in full of the defined financial targets by the acquired business.
•The fair value of the contingent consideration liability at June 30, 2020 is $0.8 million.
•Goodwill is partially tax deductible.
•Intangible assets acquired consist primarily of software technology and customer relationships, which are being amortized over a five-year life and seven-year life, respectively.
•In the first quarter of fiscal year 2020, the Company settled deferred payment obligations totaling $40.9 million.
Retirement Plan Custody and Trust Assets from TD Ameritrade
In June 2019, Broadridge acquired the retirement plan custody and trust assets from TD Ameritrade Trust Company, a subsidiary of TD Ameritrade Holding Company. The acquisition expands Broadridge's suite of solutions for the growing qualified and non-qualified retirement plan services market and the support it provides for third-party administrators, financial advisors, record-keepers, banks, and brokers. This acquisition is included in our ICS reportable segment.
•Goodwill is tax deductible.
•Intangible assets acquired consist of customer relationships, which are being amortized over a seven-year life.

The following represents the fiscal year 2018 acquisitions:
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

Summit Financial Disclosure, LLC (“Summit”)
In October 2017, the Company acquired Summit, a full service financial document management solutions provider, including document composition and regulatory filing services. Summit is included in our ICS reportable segment.
•The contingent consideration liability is payable over the next three years upon the achievement by the acquired business of certain revenue and earnings targets, and has a maximum potential pay-out of $11.0 million upon the achievement in full of the defined financial targets by the acquired business.
•The fair value of the contingent consideration liability at June 30, 2020 is $7.3 million.

•Goodwill is primarily tax deductible.
•Intangible assets acquired consist primarily of software technology and customer relationships, which are being amortized over a five-year life and seven-year life, respectively.
ActivePath Solutions LTD “(ActivePath”)
In March 2018, the Company acquired ActivePath, a digital technology company with technology that enhances the consumer experience associated with consumer statements, bills and regulatory communications. ActivePath is included in our ICS reportable segment.
•Goodwill is not tax deductible.
•Intangible assets acquired consist primarily of software technology and customer relationships, which are being amortized over a five-year life and two-year life, respectively.
FundAssist Limited (“FundAssist”)
In May 2018, the Company acquired FundAssist, a regulatory, marketing and sales solutions service provider to the global investments industry. FundAssist is included in our ICS reportable segment.
•The contingent consideration liability contains a revenue component which will be settled in fiscal year 2021, based on the achievement of a defined revenue target by the acquired business.
•The fair value of the contingent consideration liability at June 30, 2020 is $5.3 million.
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
The following tables set forth the Company’s financial assets and liabilities at June 30, 2020 and 2019, respectively, which are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$150.1	$—	$—	$150.1
Other current assets:
Securities	0.5	—	—	0.5
Other non-current assets:
Securities	102.0	—	—	102.0
Total assets as of June 30, 2020	$252.7	$—	$—	$252.7
Liabilities:
Contingent consideration obligations	$—	$—	$33.1	$33.1
Total liabilities as of June 30, 2020	$—	$—	$33.1	$33.1

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (1)	$68.1	$—	$—	$68.1
Other current assets:
Securities	0.4	—	—	0.4
Other non-current assets:
Securities	81.8	—	—	81.8
Total assets as of June 30, 2019	$150.3	$—	$—	$150.3
Liabilities:
Contingent consideration obligations	$—	$—	$28.4	$28.4
Total liabilities as of June 30, 2019	$—	$—	$28.4	$28.4

(1)Money market funds include money market deposit account balances of $150.1 million and $30.1 million as of June 30, 2020 and 2019, respectively.
In addition, the Company has non-marketable securities with a carrying amount of $33.3 million as of June 30, 2020 and $12.9 million as of June 30, 2019 that are classified as Level 2 financial assets and included as part of Other non-current assets.
The following table sets forth an analysis of changes during fiscal years 2020 and 2019 in Level 3 financial liabilities of the Company:

	June 30,
	2020	2019
	(in millions)
Beginning balance	$28.4	$18.6
Additional contingent consideration incurred	7.0	7.9
Net increase in contingent consideration liability	1.0	3.6
Foreign currency impact on contingent consideration liability	(0.7)	(0.6)
Payments	(2.6)	(1.0)
Ending balance	$33.1	$28.4
The Company did not incur any Level 3 fair value asset impairments during fiscal year 2020 or fiscal year 2019. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.
NOTE 8. LEASES
The Company’s leases consist primarily of real estate leases in locations where the Company maintains operations, and are classified as operating leases.
The Company evaluates each lease and service arrangement at inception to determine if the arrangement is, or contains, a lease. A lease exists if the Company obtains substantially all of the economic benefits of and has the right to control the use of an asset for a period of time. The lease term begins on the commencement date, which is the date the Company takes possession of the leased property and also classifies the lease as either operating or finance, and may include options to extend or terminate the lease if exercise of the option to extend or terminate the lease is considered to be reasonably certain. The Company’s options to extend or terminate a lease generally do not exceed five years. The lease term is used both to determine lease classification as an operating or finance lease and to calculate straight-line lease expense for operating leases. The weighted average remaining operating lease term as of June 30, 2020 was 10 years.
ROU assets represent the Company’s right to use an underlying asset for the lease term while lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. ROU assets also include prepaid lease payments and exclude lease incentives received. Certain leases require the Company to pay taxes, insurance, maintenance, and/or other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature (e.g. based on actual costs incurred). These variable lease costs are recognized as a variable lease expense when incurred. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to measure the lease liability and the associated ROU asset at commencement date. The incremental borrowing rate was determined based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate. The weighted average discount rate used in measurement of the Company’s operating lease liabilities as of June 30, 2020 was 3.1%.
Supplemental Balance Sheet Information

June 30, 2020
(In millions)
Assets:
Operating lease ROU assets (a)	$292.6

Liabilities:
Operating lease liabilities (a) - Current	$35.3
Operating lease liabilities (a) - Non-current	288.3
Total Operating lease liabilities	$323.5
_________

(a)Operating lease assets are included within Other non-current assets, and operating lease liabilities are included within Payables and accrued expenses (current portion) and Other non-current liabilities (non-current portion) in the Company’s Consolidated Balance Sheets as of June 30, 2020.

Components of Lease Cost (a)

Fiscal Year Ended June 30, 2020
(In millions)
Operating lease cost	$40.9
Variable lease cost	24.4
_________
(a)Lease cost is included within Cost of revenues and Selling, general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s Consolidated Statements of Earnings.

Supplemental Cash Flow Information

Fiscal Year Ended June 30, 2020
(In millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$26.9
ROU assets obtained in exchange for operating lease liabilities	$89.6
Maturity of Lease Liabilities under Accounting Standards Codification (“ASC”) 842 (Leases)
Future rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows at June 30, 2020:

Operating Leases
Years Ending June 30,	(In millions)
2021	$44.5
2022	41.6
2023	39.3
2024	37.2
2025	35.0
Thereafter	180.6
Total lease payments	378.2
Less: Discount Amount	54.7
Present value of operating lease liabilities	$323.5

Maturity of Lease Liabilities under ASC 840 (Leases)
Future minimum rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows at June 30, 2019:

Years Ending June 30,	(In millions)
2020	$46.8
2021	45.2
2022	39.5
2023	35.9
2024	34.7
Thereafter	204.4
Total lease payments	$406.5

Rent expense for all operating leases was $49.0 million and $50.4 million during the year ended June 30, 2019 and 2018, respectively.
NOTE 9. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment at cost and Accumulated depreciation at June 30, 2020 and 2019 are as follows:

	June 30,
	2020	2019
	(in millions)
Property, plant and equipment:
Land and buildings	$2.6	$2.6
Equipment	269.1	435.6
Furniture, leaseholds and other	196.9	174.6
	468.6	612.9
Less: Accumulated depreciation	(307.0)	(423.9)
Property, plant and equipment, net	$161.6	$189.0
In fiscal years 2020 and 2019, Property, plant and equipment and Accumulated depreciation were each reduced by $33.9 million and $32.8 million, respectively, for asset retirements related to fully depreciated property, plant and equipment no longer in use.
Depreciation expense for Property, plant and equipment for the years ended June 30, 2020, 2019 and 2018 was as follows:

	Years ended June 30,
	2020	2019	2018
	(in millions)
Depreciation expense for Property, plant and equipment	$50.6	$65.8	$63.4

NOTE 10. GOODWILL AND INTANGIBLE ASSETS, NET
Changes in Goodwill for the fiscal years ended June 30, 2020 and 2019 are as follows:

	Investor Communication Solutions	Global Technology and Operations	Total
	(in millions)
Goodwill, gross, at July 1, 2018	$884.4	$370.5	$1,254.9
Transfers (a)	(2.8)	2.8	—
Additions	27.3	220.4	247.7
Fair value adjustments (b)	7.4	—	7.4
Foreign currency translation and other	(3.2)	(6.8)	(10.0)
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2019	$913.1	$586.9	$1,500.0

Goodwill, gross, at June 30, 2019	$913.1	$586.9	$1,500.0
Additions	131.6	69.9	201.5
Foreign currency translation and other	(5.1)	(13.0)	(18.1)
Fair value adjustments (b)	(0.2)	(8.8)	(9.0)
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2020	$1,039.5	$635.0	$1,674.5
(a) In connection with an organizational change made in the first quarter of fiscal year 2020, in order to further align and enhance our portfolio of services, the results for the Company's wealth management Advisor Solutions services that were previously reported in our Investor Communication Solutions reportable segment are now reported within the Global Technology and Operations reportable segment. As a result, $2.8 million of goodwill was reclassified from the ICS segment to the GTO segment based on a relative fair value analysis.
(b) Fair value adjustments includes adjustments to goodwill as part of finalization of the purchase price allocations.
Additions for the fiscal year ended June 30, 2020 include $17.6 million, $84.4 million, $44.2 million and $39.1 million for the acquisitions of Shadow Financial, Fi360, ClearStructure and FundsLibrary, respectively. Additions for the fiscal year ended June 30, 2019 include $31.1 million, $181.6 million and $27.1 million for the acquisitions of Rockall, RPM and TD Ameritrade, respectively.
During fiscal years 2020, 2019 and 2018, the Company performed the required impairment tests of Goodwill and determined that there was no impairment. The Company also performs a sensitivity analysis under Step 1 of the goodwill impairment test assuming hypothetical reductions in the fair values of the reporting units. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates, which are the most significant estimates used in our calculations of the fair values of the reporting units, would not result in an impairment of our goodwill.
Intangible assets at cost and accumulated amortization at June 30, 2020 and 2019 are as follows:

	June 30,
	2020			2019
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
	(in millions)
Software licenses	$137.9	$(115.7)	$22.2	$125.8	$(101.7)	$24.1
Acquired software technology	196.8	(109.7)	87.1	164.7	(85.5)	79.3
Customer contracts and lists	644.5	(274.2)	370.3	549.6	(207.4)	342.1
Acquired intellectual property	136.6	(90.9)	45.7	135.0	(63.8)	71.2
Other intangibles	92.3	(34.0)	58.3	63.6	(24.1)	39.5
	$1,208.1	$(624.4)	$583.8	$1,038.7	$(482.5)	$556.2

In fiscal year 2020 there were no asset retirements related to fully amortized intangibles. In fiscal year 2019, intangible assets and accumulated amortization were reduced by $0.2 million for asset retirements related to fully amortized intangibles.
Other intangibles consist of capitalized internal use software and the following intangible assets acquired in business acquisitions: intellectual property, covenants, patents, and trademarks. All of the intangible assets have finite lives and as such, are subject to amortization.
The weighted-average remaining useful life of the intangible assets is as follows:

Weighted-Average Remaining Useful Life (Years)
Acquired software technology	2.8
Software licenses	2.2
Customer contracts and lists	5.5
Acquired intellectual property	1.9
Other intangibles	4.2
Total weighted-average remaining useful life	4.5
Amortization of intangibles for the years ended June 30, 2020, 2019 and 2018 was as follows:

	Years ended June 30,
	2020	2019	2018
	(in millions)
Amortization expense for intangible assets	$146.1	$106.8	$100.2
Estimated remaining amortization expenses of the Company’s existing intangible assets for the next five fiscal years and thereafter are as follows:

Years Ending June 30,	(in millions)
2021	$150.5
2022	125.2
2023	103.3
2024	84.9
2025	65.0
Thereafter	54.8
NOTE 11. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	June 30,
	2020	2019
	(in millions)
Deferred client conversion and start-up costs	$433.8	$254.7
ROU assets (a)	292.6	—
Deferred sales commissions costs	104.4	95.5
Contract assets (b)	81.9	47.5
Deferred data center costs (c)	24.5	29.0
Long-term investments	141.6	100.4
Long-term broker fees	32.8	35.3
Other	30.2	30.6
Total	$1,141.9	$593.1
(a) ROU assets represent the Company’s right to an underlying asset for the lease term. Please refer to Note 8, “Leases” for a further discussion.

(b) Contract assets result from revenue already recognized but not yet invoiced, including certain future amounts to be collected under software term licenses and certain other client contracts.
(c) Represents deferred data center costs associated with the Company’s information technology services agreements with International Business Machines Corporation (“IBM”). Please refer to Note 18, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses for the fiscal year ended June 30, 2020 and 2019 was $76.2 million and $65.7 million, respectively.
NOTE 12. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	June 30,
	2020	2019
	(in millions)
Accounts payable	$151.8	$133.7
Employee compensation and benefits	260.4	232.2
Accrued broker fees	109.5	87.0
Accrued dividend payable	62.2	55.4
Managed services administration fees	59.4	53.1
Customer deposits	44.5	34.8
Accrued taxes	38.5	68.9
Operating lease liabilities	35.3	—
Other	68.6	46.6
Total	$829.9	$711.7

NOTE 13. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at June 30, 2020	Carrying value at June 30, 2020	Carrying value at June 30, 2019	Unused Available Capacity	Fair Value at June 30, 2020
			(in millions)
Current portion of long-term debt
Fiscal 2014 Senior Notes (a)	September 2020	$400.0	$399.9	$—	—	$402.1
Total		$400.0	$399.9	$—	—	$402.1

Long-term debt, excluding current portion
Fiscal 2019 Revolving Credit Facility:
U.S. dollar tranche	March 2024	$—	$—	$360.0	$1,100.0	$—
Multicurrency tranche	March 2024	149.8	149.8	215.7	250.2	149.8
Total Revolving Credit Facility		$149.8	$149.8	$575.7	$1,350.2	$149.8

Fiscal 2014 Senior Notes (a)	September 2020	—	—	399.2	—	—
Fiscal 2016 Senior Notes	June 2026	500.0	496.1	495.5	—	554.3
Fiscal 2020 Senior Notes	December 2029	750.0	741.7	—	—	803.6
Total Senior Notes		$1,250.0	$1,237.8	$894.7	$—	$1,357.8

Total long-term debt		$1,399.8	$1,387.6	$1,470.4	$1,350.2	$1,507.7

Total debt		$1,799.8	$1,787.5	$1,470.4	$1,350.2	$1,909.7
_________
(a) The Fiscal 2014 Senior Notes were reclassified from Long-term debt to Current portion of long-term debt in September 2019 to reflect the remaining maturity of less than a year.

Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2021	2022	2023	2024	2025	Thereafter	Total
(in millions)	$400.0	$—	$—	$149.8	$—	$1,250.0	$1,799.8
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
The weighted-average interest rate on the Revolving Credit Facilities was 2.59%, 3.26% and 2.44% for the fiscal years ended June 30, 2020, 2019 and 2018, respectively. The fair value of the variable-rate Fiscal 2019 Revolving Credit Facility borrowings at June 30, 2020 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Borrowings under the Fiscal 2019 Revolving Credit Facility can be made in tranches up to 360 days and bear interest at LIBOR plus 101.5 basis points. In addition, the Fiscal 2019 Revolving Credit Facility has an annual facility fee equal to 11.0 basis points on the entire facility. The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2019 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2019 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At June 30, 2020, the Company is in compliance with all covenants of the Fiscal 2019 Revolving Credit Facility.

Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). The Fiscal 2014 Senior Notes will mature on September 1, 2020 and bear interest at a rate of 3.95% per annum. Interest on the Fiscal 2014 Senior Notes is payable semi-annually in arrears on March 1st and September 1st of each year. The Fiscal 2014 Senior Notes were issued at a price of 99.871% (effective yield to maturity of 3.971%). The indenture governing the Fiscal 2014 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money and to enter into certain sale-leaseback transactions. At June 30, 2020, the Company is in compliance with the covenants of the indenture governing the Fiscal 2014 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2014 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2014 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2014 Senior Notes at June 30, 2020 and 2019 was $402.1 million and $405.4 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2020, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at June 30, 2020 and June 30, 2019 was $554.3 million and $509.8 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2020, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at June 30, 2020 was $803.6 million, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2019 Revolving Credit Facility, Fiscal 2014 Senior Notes, Fiscal 2016 Senior Notes and Fiscal 2020 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of June 30, 2020 and 2019, respectively, there were no outstanding borrowings under these lines of credit.
NOTE 14. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	June 30,
	2020	2019
	(in millions)
Operating lease liabilities	$288.3	$—
Post-employment retirement obligations	144.3	130.8
Non-current income taxes	37.4	40.5
Acquisition related contingencies	17.6	26.3
Other	24.8	35.3
Total	$512.4	$232.8

NOTE 15. STOCK-BASED COMPENSATION
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

The activity related to the Company’s incentive equity awards for the fiscal years ended June 30, 2020, 2019 and 2018 consisted of the following:

	Stock Options		Time-based RSUs		Performance-based RSUs
	Number of Options	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balances at July 1, 2017	5,137,641	$39.63	1,074,593	$55.98	470,862	$58.26
Granted	1,079,442	93.42	456,217	78.86	198,485	76.71
Exercised (a)	(1,654,877)	31.09	—	—	—	—
Vesting of RSUs (b)	—	—	(463,561)	52.86	(150,068)	52.96
Expired/forfeited	(83,918)	42.89	(84,850)	60.18	(123,590)	43.00
Balances at June 30, 2018	4,478,288	$55.69	982,399	$67.72	395,689	$74.29
Granted	528,978	98.72	360,147	121.11	133,213	116.53
Exercised (a)	(784,372)	39.94	—	—	—	—
Vesting of RSUs (b)	—	—	(430,270)	63.97	(198,420)	64.50
Expired/forfeited	(21,280)	94.14	(92,977)	76.57	(4,705)	80.57
Balances at June 30, 2019	4,201,614	$63.85	819,299	$92.15	325,777	$97.43
Granted	501,192	117.43	340,006	118.74	110,260	120.09
Exercised (a)	(905,231)	46.47	—	—	—	—
Vesting of RSUs (b)	—	—	(408,716)	78.76	(176,900)	77.19
Expired/forfeited	(26,788)	88.01	(50,591)	113.07	(7,541)	80.24
Balances at June 30, 2020 (c)	3,770,787	$74.97	699,998	$111.37	251,596	$122.11

(a)Stock options exercised during the fiscal years ended June 30, 2020, 2019 and 2018 had intrinsic values of $68.9 million, $65.8 million and $116.3 million, respectively.
(b)Time-based RSUs that vested during the fiscal years ended June 30, 2020, 2019 and 2018 had a total fair value of $38.4 million, $45.4 million and $50.6 million, respectively. Performance-based RSUs that vested during the fiscal years ended June 30, 2020, 2019 and 2018 had a total fair value of $16.5 million, $21.7 million and $19.1 million, respectively.
(c)As of June 30, 2020, the Company’s outstanding stock options using the fiscal year-end share price of $126.19 had an aggregate intrinsic value of $193.1 million. As of June 30, 2020, the Company’s outstanding “in the money” vested stock options using the fiscal year-end share price of $126.19 had an aggregate intrinsic value of $145.8 million. As of June 30, 2020, time-based RSUs and performance-based RSUs expected to vest using the fiscal year-end share price of $126.19 (approximately 0.7 million and 0.2 million shares, respectively) had an aggregate intrinsic value of $83.7 million and $30.3 million, respectively. Performance-based RSUs granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.

The tables below summarize information regarding the Company’s outstanding and exercisable stock options as of June 30, 2020:

	Outstanding Options
	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions) (a)
Range of Exercise Prices
$0.01 to $35.00	383,527	2.14	$22.66
$35.01 to $50.00	428,000	3.57	$37.69
$50.01 to $65.00	602,156	5.02	$52.56
$65.01 to $80.00	333,869	6.52	$67.32
$80.01 to $95.00	999,436	7.46	$93.40
$95.01 to $110.00	522,607	8.55	$98.67
$110.01 to $125.00	501,192	9.59	$117.43
	3,770,787	6.44	$74.97	$193.1

	Exercisable Options
Range of Exercise Prices	Options Exercisable	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions) (a)
$0.01 to $35.00	383,527	2.14	$22.66
$35.01 to $50.00	428,000	3.57	$37.69
$50.01 to $65.00	602,156	5.02	$52.56
$65.01 to $80.00	203,014	6.51	$67.32
$80.01 to $95.00	239,017	7.28	$93.13
$95.01 to $110.00	146,286	8.47	$99.61
$110.01 to $125.00	22,211	9.37	$119.37
	2,024,211	4.88	$54.15	$145.8
(a) Calculated using the closing stock price on the last trading day of fiscal year 2020 of $126.19, less the option exercise price, multiplied by the number of instruments.
Stock-based compensation expense of $60.8 million, $58.4 million, and $55.1 million was recognized in the Consolidated Statements of Earnings for the fiscal years ended June 30, 2020, 2019 and 2018, respectively, as well as related tax benefits of $13.5 million, $13.5 million, and $15.7 million, respectively.
As of June 30, 2020, the total remaining unrecognized compensation cost related to non-vested stock options and RSU awards amounted to $14.9 million and $45.6 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.9 years and 1.5 years, respectively.
In April 2013, the Company began reissuing treasury stock to satisfy stock option exercises and issuances under the Company’s RSU awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs. The Company repurchased 0.4 million shares in fiscal year 2020 under our share repurchase program as compared to 3.2 million shares repurchased in fiscal year 2019, which excludes shares withheld by the Company to cover payroll taxes on the vesting of RSU awards, which are also accounted for as treasury stock. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table presents the assumptions used to determine the fair values of the stock option grants using the Binomial options pricing model during the fiscal years ended June 30, 2020, 2019 and 2018:

	Fiscal Year Ended June 30, 2020	Fiscal Year Ended June 30, 2019	Fiscal Year Ended June 30, 2018
Graded Vesting
Risk-free interest rate	1.5%	2.5%	2.7%
Dividend yield	1.8%	2.0%	1.6%
Weighted-average volatility factor	23.0%	26.0%	23.8%
Weighted-average expected life (in years)	5.7	5.9	6.5
Weighted-average fair value (in dollars)	$21.49	$22.12	$22.16

Fiscal Year Ended June 30, 2018
Cliff Vesting
Risk-free interest rate	2.7%
Dividend yield	1.6%
Weighted-average volatility factor	23.8%
Weighted-average expected life (in years)	6.0
Weighted-average fair value (in dollars)	$21.65
NOTE 16. EMPLOYEE BENEFIT PLANS
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
The costs recorded by the Company for these plans were:

	Years ended June 30,
	2020	2019	2018
	(in millions)
401(k) savings plan	$42.6	$35.5	$34.4
ERSP	2.5	2.3	1.9
Total	$45.1	$37.8	$36.3
B. Defined Benefit Pension Plans. The Company sponsors a Supplemental Officer Retirement Plan (the “SORP”). The SORP is a nonqualified ERISA defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. The SORP was closed to new participants beginning in fiscal year 2015. The Company also sponsors a Supplemental Executive Retirement Plan (the “SERP”). The SERP is also a nonqualified ERISA defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key executives upon retirement based upon the executives’ years of service and compensation. The SERP was closed to new participants beginning in fiscal year 2015.
The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The SORP and SERP are nonqualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $54.5 million at June 30, 2020 and $41.9 million at June 30, 2019 and are included in Other non-current assets in the accompanying Consolidated Balance Sheets.

The amounts charged to expense by the Company for these plans were:

	Years ended June 30,
	2020	2019	2018
	(in millions)
SORP	$4.8	$3.9	$4.3
SERP	0.4	0.5	0.6
Total	$5.2	$4.4	$4.9

The benefit obligation to the Company under these plans at June 30, 2020, 2019 and 2018 was:

	Years ended June 30,
	2020	2019	2018
	(in millions)
SORP	$53.8	$45.5	$38.3
SERP	6.0	5.4	4.5
Total	$59.8	$50.8	$42.8
C. Other Post-retirement Benefit Plan. The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The plan is currently unfunded.
The amounts charged to expense by the Company for this plan were:

	Years ended June 30,
	2020	2019	2018
	(in millions)
Executive Retiree Health Insurance Plan	$0.5	$0.5	$0.4

The benefit obligation to the Company under this plan at June 30, 2020, 2019 and 2018 was:

	Years ended June 30,
	2020	2019	2018
	(in millions)
Executive Retiree Health Insurance Plan	$4.5	$5.2	$5.3
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
The amounts charged to expense by the Company for this plan were:

	Years ended June 30,
	2020	2019	2018
	(in millions)
The Gratuity Plan	$1.0	$1.3	$1.0

The benefit obligation to the Company under this plan at June 30, 2020, 2019 and 2018 was:

	Years ended June 30,
	2020	2019	2018
	(in millions)
The Gratuity Plan	$6.4	$5.8	$5.0

NOTE 17. INCOME TAXES
Earnings before income taxes shown below are based on the geographic location to which such earnings are attributable.

	Years Ended June 30,
	2020	2019	2018
	(in millions)
Earnings before income taxes:
U.S.	$492.4	$526.4	$450.0
Foreign	87.2	80.8	111.1
Total	$579.5	$607.3	$561.0
The Provision for income taxes consists of the following components:

	Years Ended June 30,
	2020	2019	2018
	(in millions)
Current:
U.S. Domestic	$46.7	$88.8	$89.4
Foreign	33.1	24.7	43.4
State	8.3	15.1	9.6
Total current	88.1	128.7	142.4
Deferred:
U.S. Domestic	33.1	2.2	(13.6)
Foreign	(10.7)	(2.8)	4.9
State	6.5	(2.9)	(0.6)
Total deferred	29.0	(3.5)	(9.3)
Total Provision for income taxes	$117.0	$125.2	$133.1

	Years Ended June 30,
	2020	%	2019	%	2018	%
	(in millions)
Provision for income taxes at U.S. statutory rate	$121.7	21.0	$127.5	21.0	$157.4	28.1
Increase (decrease) in Provision for income taxes from:
State taxes, net of federal tax	11.3	1.9	12.0	2.0	9.4	1.7
Foreign tax differential	3.2	0.6	3.8	0.6	(2.4)	(0.4)
Valuation allowances	2.4	0.4	0.4	0.1	(5.0)	(0.9)
Stock-based compensation - excess tax benefits (“ETB”)	(15.6)	(2.7)	(19.3)	(3.2)	(40.9)	(7.3)
Tax Act Items	—	—	(0.5)	(0.1)	15.4	2.7
Other	(5.9)	(1.0)	1.3	0.2	(0.8)	(0.1)
Total Provision for income taxes	$117.0	20.2	$125.2	20.6	$133.1	23.7

The Provision for income taxes and effective tax rates for the fiscal year ended June 30, 2020 were $117.0 million and 20.2%, compared to $125.2 million and 20.6%, for the fiscal year ended June 30, 2019, respectively. The decrease in the effective tax rate for the fiscal year ended June 30, 2020 compared to the fiscal year ended June 30, 2019 was primarily driven by higher discrete benefits, partially offset by lower ETB of $15.6 million for the fiscal year ended June 30, 2020 compared to $19.3 million for the fiscal year ended June 30, 2019.
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
As of June 30, 2020, the Company had approximately $525.4 million of accumulated earnings and profits attributable to foreign subsidiaries. The Company considers $265.0 million of accumulated earnings attributable to foreign subsidiaries to be permanently reinvested outside the U.S. and has not determined the cost to repatriate such earnings since it is not practicable to calculate the amount of income taxes payable in the event all such foreign earnings are repatriated. The Company does not consider the remaining $260.4 million of accumulated earnings to be permanently reinvested outside the U.S. The Company has accrued approximately $8.9 million of foreign withholding taxes and $0.6 million of state income taxes attributable to such earnings.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2020 and 2019 were as follows:

	June 30,
	2020	2019
	(in millions)
Classification:
Long-term deferred tax assets (included in Other non-current assets)	$2.6	$5.5
Long-term deferred tax liabilities	(126.8)	(86.7)
Net deferred tax liabilities	$(124.2)	$(81.3)
Components:
Deferred tax assets:
Accrued expenses not currently deductible	$3.1	$3.2
Compensation and benefits not currently deductible	59.1	57.6
Net operating and capital losses	16.4	11.1
Tax credits	7.7	7.5
Other	9.1	6.1
Total deferred tax assets	95.5	85.6
Less: Valuation allowances	(6.7)	(3.3)
Deferred tax assets, net	88.8	82.2
Deferred tax liabilities:
Goodwill and identifiable intangibles	112.8	100.9
Depreciation	17.3	10.1
Net deferred expenses	66.5	33.6
Unremitted earnings	9.5	12.2
Other	7.0	6.8
Deferred tax liabilities	213.0	163.5
Net deferred tax liabilities	$(124.2)	$(81.3)
The Company has estimated foreign net operating loss carryforwards of approximately $13.1 million as of June 30, 2020 of which $1.5 million expires in the June 30, 2020 through June 30, 2028 period, and of which $11.6 million has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $37.0 million of which $16.9 million can be utilized through June 30, 2030 with the balance of $20.2 million having an indefinite utilization period.
Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $6.7 million and $3.3 million at June 30, 2020 and 2019, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income require significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.
In the next twelve months, the Company does not expect a material change to its net reserve balance for unrecognized tax benefits.

The following table summarizes the activity related to the Company’s gross unrecognized tax positions:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in millions)
Beginning balance	$40.2	$22.8	$18.7
Gross increase related to prior period tax positions	0.5	17.3	3.5
Gross increase related to current period tax positions	5.9	2.8	3.0
Gross decrease related to prior period tax positions	(9.5)	(2.6)	(2.4)
Ending balance	$37.1	$40.2	$22.8
As of June 30, 2020, 2019 and 2018, the net reserve for unrecognized tax positions recorded by the Company that is included in the preceding table of gross unrecognized tax positions was $33.8 million, $33.4 million, and $19.4 million respectively, and if reversed in full, would favorably affect the effective tax rate by these amounts, respectively.
The $9.5 million, $2.6 million and $2.4 million gross decreases in fiscal years 2020, 2019 and 2018, respectively, for prior period tax positions related to certain tax audit settlements and certain state, federal and foreign statute of limitation expirations.
During the fiscal year ended June 30, 2020, the Company adjusted accrued interest by approximately less than $0.1 million and recognized a total liability for interest on unrecognized tax positions of $3.6 million; in the fiscal year ended June 30, 2019, the Company adjusted accrued interest by approximately $(0.1) million and recognized a total liability of $3.6 million for interest on unrecognized tax positions; in the fiscal year ended June 30, 2018 the Company adjusted accrued interest by approximately $0.5 million and recognized a total liability of $3.7 million for interest on unrecognized tax positions.
The Company is regularly subject to examination of its income tax returns by U.S. Federal, state and foreign income tax authorities. The tax years that are currently open and could be subject to income tax audits for U.S. federal and most state and local jurisdictions are fiscal years ending June 30, 2013 through June 30, 2020, and for Canadian operations that could be subject to audit in Canada, fiscal years ending June 30, 2015 through June 30, 2020. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements.

NOTE 18.  CONTRACTUAL COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
In March 2010, the Company and IBM entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provides certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provides a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of the data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022, but a two-year extension was signed in March 2015, amending the expiration date to June 30, 2024. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended IT Services Agreement at June 30, 2020 are $251.7 million through fiscal year 2027, the final year of the Amended IT Services Agreement.
In December 2019, the Company and IBM entered into an information technology agreement for private cloud services (the “IBM Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The IBM Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the IBM Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and such transferred employees are expected to continue providing services to the Company on behalf of IBM under the IBM Private Cloud Agreement. Pursuant to the IBM Private Cloud Agreement, the Company has agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide along with the Company’s maintenance agreements (“Maintenance Contracts”) associated with the Hardware to IBM. The transfer of the Hardware and Maintenance Contracts to IBM is expected to close no later than September 30, 2020. The Company concluded that the Hardware qualifies as assets held for sale since the Company has committed to a plan of disposal expected to be completed within a year, and therefore, has recorded the Hardware at fair value less costs to dispose based on the expected selling price to IBM (a Level 3 fair value measurement as defined in Note 7, “Fair Value of Financial Instruments”). Accordingly, the Company has recorded a non-cash pre-tax charge of $30.4 million for the year ended June 30, 2020, equal to the difference between the Hardware’s carrying value and estimated fair value less costs to dispose, included as part of Cost of revenues on the Company’s Consolidated Statements of Earnings and is included in Other for purposes of the Company's segment reporting. As of June 30, 2020, the Hardware classified as assets held for sale has a carrying amount of $18.0 million and is included in the Company’s Other current assets line item on the Consolidated Balance Sheets. Fixed minimum commitments remaining under the IBM Private Cloud Agreement at June 30, 2020 are $236.7 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premise solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month term or one additional 24-month term. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at June 30, 2020 are $23.9 million through fiscal year 2029, the final year of the contract.
The total annual expenses related to these IBM agreements was $118.7 million, $106.1 million, and $107.5 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.

The following table summarizes the capitalized costs related to data center agreements as of June 30, 2020:

	Amended IT Services Agreement	Amended EU IT Services Agreement	Total
	(in millions)
Capitalized costs, beginning balance	$62.3	$5.0	$67.3
Capitalized costs incurred	0.3	1.6	1.8
Impact of foreign currency exchange	—	(0.2)	(0.2)
Total capitalized costs, ending balance	62.6	6.3	68.9
Total accumulated amortization	(40.1)	(4.3)	(44.4)
Net Deferred IBM Costs	$22.5	$2.0	$24.5
The following table summarizes the respective total annual amortization expense of capitalized costs related to data center agreements:

	Years ended June 30,
	2020	2019	2018
	(in millions)
Amended IT Services Agreement	$4.2	$5.3	$5.3
Amended EU IT Services Agreement	1.8	0.5	0.5
Total expenses	$6.1	$5.8	$5.8
Investments
At June 30, 2020, the Company has a future commitment to fund $3.5 million to one of the Company’s investees.
Contractual Obligations
The Company has obligations under the Amended IT Services Agreement, the Amended EU IT Services Agreement, the IBM Private Cloud Agreement, software license agreements including hosted software arrangements, and software and hardware maintenance and support agreements.
The following table summarizes the total expenses related to these agreements:

	Years ended June 30,
	2020	2019	2018
	(in millions)
Data center expenses	$118.7	$106.1	$107.5
Software license agreements	57.0	37.3	33.7
Software/hardware maintenance agreements	72.1	65.0	63.5
Total expenses	$247.9	$208.4	$204.6
The minimum commitments at June 30, 2020 for the aforementioned Amended IT Services Agreement, the Amended EU IT Services Agreement, the IBM Private Cloud Agreement, software license agreements including hosted software arrangements, and software and hardware maintenance and support agreements are as follows:

Years Ending June 30,	(in millions)
2021	$93.4
2022	88.3
2023	85.1
2024	79.9
2025	64.0
Thereafter	170.0
Total	$580.8

Other
In the normal course of business, the Company is subject to various claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material impact on its financial condition, results of operations or cash flows.
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments as of June 30, 2020 and 2019.
In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect wholly-owned subsidiary, which is a broker-dealer registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At June 30, 2020, BBPO was in compliance with this capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires BBPO to maintain a minimum net capital amount. At June 30, 2020, BBPO was in compliance with this capital requirement.
In addition, Matrix Trust Company (“Matrix Trust”), a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds. As a result, Matrix Trust is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At June 30, 2020, Matrix Trust was in compliance with its capital requirements.

NOTE 19.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss):

	Foreign Currency Translation	Securities	Pension and Post- Retirement Liabilities	Total
	(in millions)
Balances at July 1, 2017	$(48.9)	$2.3	$(9.2)	$(55.8)
Other comprehensive income/(loss) before reclassifications	5.7	1.1	(0.1)	6.7
Amounts reclassified from accumulated other comprehensive income/(loss)	—	(3.7)	1.0	(2.7)
Balances at June 30, 2018	$(43.2)	$(0.4)	$(8.3)	$(51.9)
Cumulative effect of changes in accounting principle (a)	—	0.4	(1.9)	(1.5)
Other comprehensive income/(loss) before reclassifications	(15.0)	—	(3.6)	(18.7)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.9	0.9
Balances at June 30, 2019	$(58.3)	$—	$(12.9)	$(71.2)
Other comprehensive income/(loss) before reclassifications	(26.4)	—	(4.2)	(30.7)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	1.5	1.5
Balances at June 30, 2020	$(84.7)	$—	$(15.7)	$(100.4)
___________
(a)Reflects the adoption of accounting standards as described in Note 2, “Summary of Significant Accounting Policies.”

NOTE 20. FINANCIAL DATA BY SEGMENT
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
In connection with an organizational change made in the first quarter of fiscal year 2020, in order to further align our portfolio of services, the results for the Company's wealth management Advisor Solutions services that were previously reported in our Investor Communication Solutions reportable segment are now reported within the Global Technology and Operations reportable segment. As a result, our prior period segment results have been revised to reflect this change, which resulted in transferring $42.8 million of revenues and $2.2 million of earnings before income taxes between reportable segments for the year ended June 30, 2019 and $46.3 million of revenues and $5.5 million earnings before income taxes between reportable segments for the year ended June 30, 2018.

	Investor Communication Solutions	Global Technology and Operations	Other	Foreign Currency Exchange	Total
	(in millions)
Year ended June 30, 2020
Revenues	$3,491.3	$1,174.2	$—	$(136.4)	$4,529.0
Earnings (loss) before income taxes	464.1	245.0	(146.3)	16.8	579.5
Assets	2,484.4	1,734.2	671.1	—	4,889.8
Capital expenditures	35.9	5.3	21.6	—	62.7
Depreciation and amortization	42.9	12.0	18.9	—	73.8
Amortization of acquired intangibles	81.7	39.7	1.5	—	122.9
Amortization of other assets	30.9	54.8	16.8	—	102.6
Year ended June 30, 2019
Revenues	$3,468.3	$996.3	$—	$(102.4)	$4,362.2
Earnings (loss) before income taxes	506.2	212.5	(130.9)	19.4	607.3
Assets	2,155.6	1,423.6	301.6	—	3,880.7
Capital expenditures	34.5	6.5	9.6	—	50.6
Depreciation and amortization	54.3	11.9	19.0	—	85.2
Amortization of acquired intangibles	70.6	16.3	0.5	—	87.4
Amortization of other assets	36.4	45.7	5.3	—	87.4
Year ended June 30, 2018
Revenues	$3,449.3	$957.9	$—	$(77.3)	$4,329.9
Earnings (loss) before income taxes	489.1	204.8	(151.4)	18.6	561.0
Assets	2,072.2	925.1	307.4	—	3,304.7
Capital expenditures	38.9	29.0	8.8	—	76.7
Depreciation and amortization	51.7	11.3	19.1	—	82.1
Amortization of acquired intangibles	64.7	16.7	—	—	81.4
Amortization of other assets	12.3	30.9	5.3	—	48.5
Revenues and assets by geographic area are as follows:

	United States	Canada	United Kingdom	Other	Total
	(in millions)
Year ended June 30, 2020
Revenues	$3,989.7	$341.6	$144.4	$53.5	$4,529.0
Assets	$3,783.2	$479.2	$373.4	$253.9	$4,889.8
Year ended June 30, 2019
Revenues	$3,913.8	$279.5	$127.5	$41.4	$4,362.2
Assets	$2,870.2	$504.8	$277.0	$228.7	$3,880.7
Year ended June 30, 2018
Revenues	$3,907.2	$273.6	$118.7	$30.4	$4,329.9
Assets	$2,661.9	$216.7	$257.8	$168.3	$3,304.7

NOTE 21. QUARTERLY FINANCIAL RESULTS (UNAUDITED)
Summarized quarterly results of operations for the fiscal years ended June 30, 2020 and 2019 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Total
	(in millions, except per share amounts)
Year ended June 30, 2020
Revenues	$948.6	$968.7	$1,249.9	$1,361.9	$4,529.0
Gross profit	221.1	187.7	377.4	477.7	1,263.9
Operating income	73.1	26.8	226.3	298.8	624.9
Earnings before income taxes	63.8	10.5	210.5	294.8	579.5
Net earnings	55.9	10.1	166.8	229.7	462.5
Basic EPS	$0.49	$0.09	$1.46	$2.00	$4.03
Diluted EPS	$0.48	$0.09	$1.43	$1.97	$3.95
Year ended June 30, 2019
Revenues	$972.8	$953.4	$1,224.8	$1,211.2	$4,362.2
Gross profit	233.8	219.4	377.5	399.6	1,230.2
Operating income	100.1	78.2	233.6	240.8	652.7
Earnings before income taxes	89.3	64.3	223.6	230.0	607.3
Net earnings	76.7	49.9	172.2	183.2	482.1
Basic EPS	$0.66	$0.43	$1.49	$1.59	$4.16
Diluted EPS	$0.64	$0.42	$1.45	$1.55	$4.06
NOTE 22.  SUBSEQUENT EVENTS
On August 10, 2020, the Company’s Board of Directors increased the Company’s quarterly cash dividend by $0.035 per share to $0.575 per share, an increase in the expected annual dividend amount from $2.16 to $2.30 per share. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors, and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.

*    *    *    *    *    *     *

Broadridge Financial Solutions, Inc.
Schedule II—Valuation and Qualifying Accounts
($ in millions)

Column A	Column B	Column C	Column D	Column E
	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Fiscal year ended June 30, 2020:
Allowance for doubtful accounts	$2.6	$9.6	$(2.4)	$9.8
Deferred tax valuation allowance	$3.3	$3.4	$—	$6.7
Other receivables	$—	$1.0	$—	$1.0
Fiscal year ended June 30, 2019:
Allowance for doubtful accounts	$2.7	$1.1	$(1.2)	$2.6
Deferred tax valuation allowance	$3.8	$—	$(0.4)	$3.3
Fiscal year ended June 30, 2018:
Allowance for doubtful accounts	$3.7	$1.4	$(2.4)	$2.7
Deferred tax valuation allowance	$9.3	$—	$(5.5)	$3.8

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
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer as of June 30, 2020, evaluated the effectiveness of our disclosure controls as defined in Rule 13a-15(e) under the Exchange Act. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2020 were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
Management has performed an assessment of the effectiveness of Broadridge’s internal control over financial reporting as of June 30, 2020 based upon criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that Broadridge’s internal control over financial reporting was effective as of June 30, 2020.
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
Chief Executive Officer

/s/ JAMES M. YOUNG
James M. Young
Senior Vice President, Chief Financial Officer
Lake Success, New York
August 11, 2020

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information

None.

PART III.
ITEM 10. Directors, Executive Officers and Corporate Governance
We incorporate by reference the information responsive to this Item appearing in our definitive proxy statement to be filed within 120 days after the fiscal year ended June 30, 2020 (the “Proxy Statement”).
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

PART IV.
ITEM 15. Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements
The Consolidated Financial Statements are listed under Item 8 of this Annual Report on Form 10-K. See Index to Financial Statements and Financial Statement Schedule.
2.Financial Statement Schedule.
Schedule II—Valuation and Qualifying Accounts is listed under Item 8 of this Annual Report on Form 10-K. See Index to Financial Statements and Financial Statement Schedule.
3.Exhibits.
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
Date: August 11, 2020

BROADRIDGE FINANCIAL SOLUTIONS, INC.

By:	/s/ TIMOTHY C. GOKEY
Name:	Timothy C. Gokey
Title:	Chief Executive Officer
SIGNATURES AND POWERS OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Timothy C. Gokey and James M. Young, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign in any and all capacities (including, without limitation, the capacities listed below), any and all amendments to the Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and anything necessary to be done to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute, or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY C. GOKEY	Chief Executive Officer and Director (Principal Executive Officer)	August 11, 2020
Timothy C. Gokey

/s/ JAMES M. YOUNG	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	August 11, 2020
James M. Young

/s/ RICHARD J. DALY	Executive Chairman of the Board of Directors	August 11, 2020
Richard J. Daly

/S/ LESLIE A. BRUN	Lead Independent Director	August 11, 2020
Leslie A. Brun

/S/ PAMELA L. CARTER	Director	August 11, 2020
Pamela L. Carter

/S/ ROBERT N. DUELKS	Director	August 11, 2020
Robert N. Duelks

/S/ BRETT A. KELLER	Director	August 11, 2020
Brett A. Keller

/S/ MAURA A. MARKUS	Director	August 11, 2020
Maura A. Markus

/S/ THOMAS J. PERNA	Director	August 11, 2020
Thomas J. Perna

/S/ ALAN J. WEBER	Director	August 11, 2020
Alan J. Weber

/S/ AMIT K. ZAVERY	Director	August 11, 2020
Amit K. Zavery

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)

1.1
Underwriting Agreement, dated as of December 4, 2019, among Broadridge Financial Solutions, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc., Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC, as representatives of the underwriters listed therein (incorporated by reference to Exhibit 1.1 of Form 8-K filed on December 9, 2019)

3.1	Certificate of Incorporation of Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 2, 2007)

3.2	Amended and Restated By-laws of Broadridge Financial Solutions, Inc. amended as of August 6, 2019 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 6, 2019)

4.1
Indenture, dated as of May 29, 2007, by and between Broadridge Financial Solutions, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 30, 2007)

4.2
Second Supplemental Indenture dated as of August 21, 2013, by and between Broadridge Financial Solutions, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed on August 21, 2013)

4.3	Form of Broadridge Financial Solutions, Inc. 3.950% Senior Note due 2020 (included in Exhibit 4.2 to Form 8-K filed on August 21, 2013 and incorporated by reference)

4.4
Third Supplemental Indenture dated June 27, 2016 by and among Broadridge Financial Solutions, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 27, 2016)

4.5	Form of Broadridge Financial Solutions, Inc. 3.400% Senior Note due 2026 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 27, 2016)

4.6	Description of Securities (incorporated by reference to Exhibit 4.6 to Form 10-K filed on August 6, 2019)

4.7
Fourth Supplemental Indenture dated as of December 9, 2019, by and between Broadridge Financial Solutions, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K filed on December 9, 2019)

4.8	Form of Broadridge Financial Solutions, Inc. 2.900% Senior Note due 2029 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on December 9, 2019)

10.1	Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.6 to Form 8-K filed on April 2, 2007)

10.2
Amendment No. 1 to the Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.26 to Form 10-K/A filed on October 27, 2010)

10.3	Change in Control Enhancement Agreement for Richard J. Daly (incorporated by reference to Exhibit 10.8 to Form 8-K filed on April 2, 2007)

10.4	Amendment No. 1 to Change in Control Enhancement Agreement for Richard J. Daly (incorporated by reference to Exhibit 10.28 to Form 10-K/A filed on October 27, 2010)

10.5
Amendment No. 2, dated September 19, 2013, to the Change in Control Enhancement Agreement, dated as of March 29, 2007 and amended effective December 31, 2008, between Broadridge Financial Solutions, Inc. and Richard J. Daly (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2013)

10.6	Termination Amendment to the Change in Control Enhancement Agreement for Richard J. Daly (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 10, 2020)

Exhibit Number	Description of Exhibit (1)
10.7	Officer Severance Plan dated September 16, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2011)

10.8	Amended and Restated Supplemental Officers Retirement Plan (“SORP”) (incorporated by reference to Exhibit 10.27 to Form 10-K/A filed on October 27, 2010)

10.9	Amendment to the Broadridge Financial Solutions, Inc. SORP, effective February 2, 2017 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 10, 2017)

10.10
Broadridge Financial Solutions, Inc. Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2019) (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 14, 2018)

10.11
Broadridge Financial Solutions, Inc. Executive Deferred Compensation Plan (“EDCP”) (Amended and Restated effective June 15, 2011) (incorporated by reference to Exhibit 10.32 to Form 10-K filed on August 12, 2011)

10.12	Amendment to the Broadridge EDCP, adopted August 1, 2014, effective December 31, 2014 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 6, 2014)

10.13	Broadridge Financial Solutions, Inc. Supplemental Executive Retirement Plan (“SERP”) (incorporated by reference to Exhibit 10.31 to Form 10-K/A filed on October 27, 2010)

10.14	Amendment to the Broadridge Financial Solutions, Inc. SERP, effective February 2, 2017 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 10, 2017)

10.15	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan, Amended and Restated effective November 14, 2013 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 15, 2013)

10.16
Amendment to the Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (Amended and Restated effective November 14, 2013), effective February 6, 2018 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 8, 2018)

10.17	Broadridge Financial Solutions, Inc. 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 13, 2018)

10.18	Executive Officer Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 14, 2018)

10.19
Amended and Restated Credit Agreement, dated as of March 18, 2019, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 18, 2019)

10.20	Amended and Restated Executive Retirement and Savings Plan, effective January 1, 2019 (incorporated by reference to Exhibit 10.25 to Form 10-K filed on August 6, 2019)

10.21
Amended and Restated Information Technology Services Agreement, dated December 31, 2019 by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on January 31, 2020)

10.22
2019 Master Services Agreement, dated December 31, 2019 by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on January 31, 2020)

10.23
Amendment Number Two to the Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 27, 2019)

10.24
Amendment Number Three to the Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 10, 2020)

10.25	Amendment Number One to the Broadridge Financial Solutions, Inc. Officer Severance Plan

10.26	Form of Stock Option Grant Award Agreement for U.S. Non-Employee Directors (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 6, 2019)

Exhibit Number	Description of Exhibit (1)
10.27	Form of Deferred Stock Unit Award Agreement for U.S. Non-Employee Directors (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 6, 2019)

10.28	Form of Restricted Stock Unit Grant Award Agreement (Performance-Based) for U.S. Corporate Officers

10.29	Form of Restricted Stock Unit Grant Award Agreement (Time-Based) for U.S. Corporate Officers
10.30	Form of Stock Option Grant Award Agreement (Performance-Based) for U.S. Corporate Officers

10.31	Clawback Policy (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 5, 2020)

14.1	Code of Ethics for the Company’s Principal Executive Officer and Senior Financial Officers

14.2	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Form 8-K filed on August 5, 2020)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

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

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Broadridge Financial Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of earnings for the fiscal years ended June 30, 2020, 2019 and 2018, (ii) consolidated statements of comprehensive income for the fiscal years ended June 30, 2020, 2019 and 2018, (iii) consolidated balance sheets as of June 30, 2020 and 2019, (iv) consolidated statements of cash flows for the fiscal years ended June 30, 2020, 2019 and 2018, (v) consolidated statements of stockholders’ equity for the fiscal years ended June 30, 2020, 2019 and 2018, and (vi) the notes to the Consolidated Financial Statements.
_________________
(1)The SEC File No. for the Company’s Form 8-K Reports referenced is 001-33220.
(2)Certain confidential information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.