Form 10-Q
period 2020-09-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2020-10-30
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 26, 2020, was 115,619,479 shares.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”) may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words such as “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. In particular, information appearing under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:
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
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 which was filed with the United States of America (“U.S.”) Securities and Exchange Commission (the “SEC”) on August 11, 2020 (the “2020 Annual Report”), for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and the 2020 Annual Report. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended September 30,
		2020	2019
Revenues	(Note 3)	$1,017.4	$948.6
Operating expenses:
Cost of revenues		787.1	727.5
Selling, general and administrative expenses		151.7	148.0
Total operating expenses		938.8	875.4
Operating income		78.6	73.1
Interest expense, net	(Note 5)	(14.4)	(13.1)
Other non-operating income (expenses), net		9.5	3.8
Earnings before income taxes		73.6	63.8
Provision for income taxes	(Note 13)	7.8	7.9
Net earnings		$65.8	$55.9

Basic earnings per share		$0.57	$0.49
Diluted earnings per share		$0.56	$0.48

Weighted-average shares outstanding:
Basic	(Note 4)	115.3	114.4
Diluted	(Note 4)	117.4	117.1

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2020	2019
Net earnings	$65.8	$55.9
Other comprehensive income (loss), net:
Foreign currency translation adjustments	37.0	(8.7)
Pension and post-retirement liability adjustment, net of taxes of $(0.2) and $(0.1) for the three months ended September 30, 2020 and 2019, respectively	0.6	0.4
Total other comprehensive income (loss), net	37.6	(8.3)
Comprehensive income	$103.4	$47.6

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		September 30, 2020	June 30, 2020
Assets
Current assets:
Cash and cash equivalents		$356.6	$476.6
Accounts receivable, net of allowance for doubtful accounts of $7.5 and $9.8, respectively		619.1	711.3
Other current assets		144.4	140.1
Total current assets		1,120.0	1,328.0
Property, plant and equipment, net		161.7	161.6
Goodwill		1,701.4	1,674.5
Intangible assets, net		560.5	583.8
Other non-current assets	(Note 8)	1,206.1	1,141.9
Total assets		$4,749.7	$4,889.8
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	(Note 10)	$—	$399.9
Payables and accrued expenses	(Note 9)	632.3	829.9
Contract liabilities		111.6	111.2
Total current liabilities		743.9	1,341.0
Long-term debt	(Note 10)	1,776.1	1,387.6
Deferred taxes		134.8	126.8
Contract liabilities		172.5	175.4
Other non-current liabilities	(Note 11)	508.6	512.4
Total liabilities		3,335.9	3,543.2
Commitments and contingencies	(Note 14)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 115.6 and 115.1 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,198.5	1,178.5
Retained earnings		2,302.1	2,302.6
Treasury stock, at cost: 38.8 and 39.3 shares, respectively		(2,025.5)	(2,035.7)
Accumulated other comprehensive loss	(Note 15)	(62.9)	(100.4)
Total stockholders’ equity		1,413.8	1,346.5
Total liabilities and stockholders’ equity		$4,749.7	$4,889.8

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net earnings	$65.8	$55.9
Adjustments to reconcile net earnings to net cash flows used in by operating activities:
Depreciation and amortization	15.4	20.5
Amortization of acquired intangibles and purchased intellectual property	32.3	28.1
Amortization of other assets	26.3	22.8
Write-down of long-lived assets and related charges	31.7	—
Stock-based compensation expense	10.4	11.8
Deferred income taxes	4.7	7.5
Other	(16.1)	(11.0)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Decrease in Accounts receivable, net	101.1	63.8
Increase in Other current assets	(22.2)	(33.4)
Decrease in Payables and accrued expenses	(220.6)	(190.5)
Increase (decrease) in Contract liabilities	(1.6)	3.1
Non-current assets and liabilities:
Increase in Other non-current assets	(94.6)	(74.4)
Increase in Other non-current liabilities	23.2	9.4
Net cash flows used in operating activities	(44.2)	(86.4)
Cash Flows From Investing Activities
Capital expenditures	(14.3)	(14.1)
Software purchases and capitalized internal use software	(9.7)	(6.2)
Proceeds from asset sales	18.0	—
Acquisitions, net of cash acquired	—	(48.1)
Other investing activities	(2.7)	(17.9)
Net cash flows used in investing activities	(8.7)	(86.3)
Cash Flows From Financing Activities
Debt proceeds	530.0	337.5
Debt repayments	(550.0)	(40.0)
Dividends paid	(62.2)	(55.4)
Purchases of Treasury stock	(0.8)	—
Proceeds from exercise of stock options	21.1	18.5
Other financing activities	(10.9)	(2.5)
Net cash flows provided by (used in) financing activities	(72.7)	258.1
Effect of exchange rate changes on Cash and cash equivalents	5.5	(0.2)
Net change in Cash and cash equivalents	(120.0)	85.1
Cash and cash equivalents, beginning of period	476.6	273.2
Cash and cash equivalents, end of period	$356.6	$358.3
Supplemental disclosure of cash flow information:
Cash payments made for interest	$9.9	$13.6
Cash payments made for income taxes, net of refunds	$45.8	$41.5
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$6.4	$8.7
Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2020	154.5	$1.6	$1,178.5	$2,302.6	$(2,035.7)	$(100.4)	$1,346.5
Comprehensive income (loss)	—	—	—	65.8	—	37.6	103.4
Stock option exercises	—	—	20.7	—	—	—	20.7
Stock-based compensation	—	—	10.3	—	—	—	10.3
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(0.8)	—	(0.8)
Treasury stock reissued (0.5 shares)	—	—	(11.0)	—	11.0	—	—
Common stock dividends ($0.575 per share)	—	—	—	(66.4)	—	—	(66.4)
Balances, September 30, 2020	154.5	$1.6	$1,198.5	$2,302.1	$(2,025.5)	$(62.9)	$1,413.8

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2019	154.5	$1.6	$1,109.3	$2,087.7	$(1,999.8)	$(71.2)	$1,127.5
Comprehensive income (loss)	—	—	—	55.9	—	(8.3)	47.6
Cumulative effect of changes in accounting principles (a)	—	—	—	0.2	—	—	0.2
Stock option exercises	—	—	18.2	—	—	—	18.2
Stock-based compensation	—	—	11.7	—	—	—	11.7
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	—	—	—
Treasury stock reissued (0.4 shares)	—	—	(8.2)	—	8.2	—	—
Common stock dividends ($0.54 per share)	—	—	—	(61.8)	—	—	(61.8)
Balances, September 30, 2019	154.5	$1.6	$1,131.1	$2,082.0	$(1,991.6)	$(79.5)	$1,143.4
____________
(a)Primarily reflects the adoption of accounting standards as described in Note 2, “New Accounting Pronouncements.”
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
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with SEC requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed on August 11, 2020 with the SEC. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at September 30, 2020 and June 30, 2020, the results of its operations for the three months ended September 30, 2020 and 2019, its cash flows for the three months ended September 30, 2020 and 2019, and its changes in stockholders’ equity for the three months ended September 30, 2020 and 2019. Certain prior period amounts have been reclassified to conform to the current year presentation where applicable.
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
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU No. 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements under GAAP for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU No. 2018-15 became effective for the Company beginning in the first quarter of fiscal year 2021. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance, for which the Company elected to adopt ASU No. 2018-15 on a prospective basis. The adoption of ASU No. 2018-15 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses” (“ASU No. 2016-13”), which prescribes an impairment model for most financial instruments based on expected losses rather than incurred losses. Under this model, an estimate of expected credit losses over the contractual life of the instrument is to be recorded as of the end of a reporting period as an allowance to offset the amortized cost basis, resulting in a net presentation of the amount expected to be collected on the financial instrument. The expected credit loss model incorporates historical collection experience and other factors, including those related to current market conditions and events. The Company monitors trade receivable balances and other related assets, and estimates the allowance for lifetime expected credit losses. ASU No. 2016-13 became effective for the Company in the first quarter of fiscal year 2021. For most instruments, entities must apply the standard using a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The adoption of ASU No. 2016-13 did not have a material impact on the Company's Condensed Consolidated Financial Statements.
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

	Three Months Ended September 30,

	2020	2019
	(In millions)
Investor Communication Solutions
Equity proxy	$40.1	$29.8
Mutual fund and exchange traded funds (“ETF”) interims	73.6	65.3
Customer communications and fulfillment	173.5	170.9
Other ICS	88.0	83.2
Total ICS Recurring fee revenues	375.2	349.2

Equity and other	18.3	17.5
Mutual funds	27.2	22.6
Total ICS Event-driven fee revenues	45.5	40.1

Distribution revenues	332.2	313.3

Total ICS Revenues	$752.9	$702.6

Global Technology and Operations
Equities and other	$252.4	$230.9
Fixed income	43.6	43.1
Total GTO Recurring fee revenues	296.0	273.9

Foreign currency exchange	(31.5)	(28.0)

Total Revenues	$1,017.4	$948.6

Revenues by Type
Recurring fee revenues	$671.2	$623.2
Event-driven fee revenues	45.5	40.1
Distribution revenues	332.2	313.3
Foreign currency exchange	(31.5)	(28.0)
Total Revenues	$1,017.4	$948.6
Contract Balances
The following table provides information about contract assets and liabilities:

	September 30, 2020	June 30, 2020
	(In millions)
Contract assets	$85.8	$81.9
Contract liabilities	$284.1	$286.6

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

During the three months ended September 30, 2020, contract assets increased primarily due to an increase in software term license revenues recognized but not yet invoiced, while contract liabilities decreased due to the timing of client payments vis-a-vis the timing of revenue recognized. The Company recognized $85.1 million of revenue during the three months ended September 30, 2020 that was included in the contract liability balance as of June 30, 2020.

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
The computation of diluted EPS excluded less than 0.1 million options to purchase Broadridge common stock for the three months ended September 30, 2020, as the effect of their inclusion would have been anti-dilutive. For the three months ended September 30, 2019, there were no options to purchase Broadridge common stock that would have been anti-dilutive to exclude from the computation of diluted EPS.
The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended September 30,
	2020	2019
Weighted-average shares outstanding:
Basic	115.3	114.4
Common stock equivalents	2.1	2.7
Diluted	117.4	117.1

NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended September 30,
	2020	2019
	(In millions)
Interest expense on borrowings	$(15.0)	$(14.2)
Interest income	0.6	1.0
Interest expense, net	$(14.4)	$(13.1)

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
During the three months ended September 30, 2020, there were no acquisitions.

The following represents the fiscal year 2020 acquisitions:

Fiscal Year 2020 Acquisitions:

BUSINESS COMBINATIONS

Financial information on each transaction is as follows:

	Shadow Financial	Fi360	Clear-Structure	Funds-Library	Total
	(In millions)
Cash payments, net of cash acquired	$35.6	$116.0	$59.1	$69.6	$280.3
Deferred payments, net	2.9	3.5	2.6	—	9.0
Contingent consideration liability	—	—	7.0	—	7.0
Aggregate purchase price	$38.5	$119.5	$68.7	$69.6	$296.3

Net tangible assets acquired / (liabilities assumed)	$(0.2)	$(7.9)	$0.6	$(3.2)	$(10.7)
Goodwill	17.6	84.4	44.2	39.0	185.2
Intangible assets	21.1	43.1	23.9	33.8	121.8
Aggregate purchase price	$38.5	$119.5	$68.7	$69.6	$296.3

Shadow Financial Systems, Inc. (“Shadow Financial”)
In October 2019, the Company acquired Shadow Financial, a provider of multi-asset class post-trade solutions for the capital markets industry. The acquisition built upon Broadridge’s post-trade processing capabilities by adding a market-ready solution for exchanges, inter-dealer brokers and proprietary trading firms. In addition, the acquisition has added capabilities across exchange traded derivatives and cryptocurrency. Shadow Financial is included in our GTO reportable segment.
•Goodwill is tax deductible.
•Intangible assets acquired consist primarily of customer relationships and software technology, which are being amortized over a seven-year life and five-year life, respectively.

Fi360, Inc. (“Fi360”)
In November 2019, the Company acquired Fi360, a provider of fiduciary and Regulation Best Interest solutions for the wealth and retirement industry, including the accreditation and continuing education for the Accredited Investment Fiduciary® Designation, the leading designation focused on fiduciary responsibility. The acquisition has enhanced Broadridge’s retirement solutions by providing wealth and retirement advisors with fiduciary tools that complement its Matrix trust and trading platform. The acquisition has also further strengthened Broadridge’s data and analytics tools and solutions suite that enable asset managers to grow their businesses by providing greater transparency into the retirement market. Fi360 is included in our ICS reportable segment.
•Goodwill is not tax deductible.
•Intangible assets acquired consist primarily of customer relationships and software technology, which are being amortized over a seven-year life and five-year life, respectively.
The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the acquired business' assets and liabilities.

ClearStructure Financial Technology, LLC (“ClearStructure”)
In November 2019, the Company acquired ClearStructure, a global provider of portfolio management solutions for the private debt markets. ClearStructure’s component services has enhanced Broadridge’s existing multi-asset class, front-to-back office asset management technology suite, providing Broadridge clients with a capability to access the public and private markets. ClearStructure is included in our GTO reportable segment.
•The contingent consideration liability is payable through fiscal year 2023 upon the achievement by the acquired business of certain revenue targets, and has a maximum potential pay-out of $12.5 million upon the achievement in full of the defined financial targets by the acquired business.
•The fair value of the contingent consideration liability at September 30, 2020 is $7.0 million.
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

FundsLibrary Limited (“FundsLibrary”)
In February 2020, the Company acquired FundsLibrary, a provider of fund document and data dissemination in the European market. FundsLibrary's solutions enable fund managers to increase distribution opportunities and help them comply with regulations such as Solvency II and MiFID II. The business was combined with FundAssist, Broadridge's existing European funds regulatory communications business. The combination of FundsLibrary's data platform and technology with Broadridge's existing fund calculation, document creation and translation capabilities, creates an end-to-end solution for fund managers and distributors, enabling them to respond to demanding regulatory requirements across multiple jurisdictions. FundsLibrary is included in our ICS reportable segment.
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

The following tables set forth the Company’s financial assets and liabilities at September 30, 2020 and June 30, 2020, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents:
Money market funds (a)	$120.0	$—	$—	$120.0
Other current assets:
Securities	0.4	—	—	0.4
Other non-current assets:
Securities	108.5	—	—	108.5
Total assets as of September 30, 2020	$229.0	$—	$—	$229.0
Liabilities:
Contingent consideration obligations	—	—	23.7	23.7
Total liabilities as of September 30, 2020	$—	$—	$23.7	$23.7

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents:
Money market funds (a)	$150.1	$—	$—	$150.1
Other current assets:
Securities	0.5	—	—	0.5
Other non-current assets:
Securities	102.0	—	—	102.0
Total assets as of June 30, 2020	$252.7	$—	$—	$252.7
Liabilities:
Contingent consideration obligations	—	—	33.1	33.1
Total liabilities as of June 30, 2020	$—	$—	$33.1	$33.1
_________
(a)Money market funds include money market deposit account balances of $120.0 million and $150.1 million as of September 30, 2020 and June 30, 2020, respectively.
In addition, the Company has non-marketable securities with a carrying amount of $44.8 million and $33.3 million as of September 30, 2020 and June 30, 2020, respectively, that are classified as Level 2 financial assets and included as part of Other non-current assets on the Condensed Consolidated Balance Sheets.
The following table sets forth an analysis of changes during the three months ended September 30, 2020 and 2019, respectively, in Level 3 financial liabilities of the Company:

	Three Months Ended September 30,
	2020	2019
	(In millions)
Beginning balance	$33.1	$28.4
Foreign currency impact on contingent consideration liability	1.4	(0.4)
Payments	(10.7)	(1.5)
Ending balance	$23.7	$26.5

Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.
NOTE 8. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	September 30, 2020	June 30, 2020
	(In millions)
Deferred client conversion and start-up costs	$499.4	$433.8
ROU assets (a)	264.5	292.6
Long-term investments	159.4	141.6
Deferred sales commissions costs	100.1	104.4
Contract assets (b)	85.8	81.9
Long-term broker fees	43.5	32.8
Deferred data center costs (c)	24.4	24.5
Other	28.9	30.2
Total	$1,206.1	$1,141.9
_________
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
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses during the three months ended September 30, 2020 and 2019, were $18.7 million and $17.3 million, respectively.
NOTE 9. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	September 30, 2020	June 30, 2020
	(In millions)
Accounts payable	$120.0	$151.8
Employee compensation and benefits	156.6	260.4
Accrued dividend payable	66.4	62.2
Accrued broker fees	65.2	109.5
Managed services administration fees	56.0	59.4
Operating lease liabilities	40.7	35.3
Customer deposits	36.7	44.5
Accrued taxes	22.5	38.5
Other	68.3	68.6
Total	$632.3	$829.9

NOTE 10. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at September 30, 2020	Carrying value at September 30, 2020	Carrying value at June 30, 2020	Unused Available Capacity	Fair Value at September 30, 2020
			(In millions)
Current portion of long-term debt
Fiscal 2014 Senior Notes (a)	September 2020	$—	$—	$399.9	$—	$—
Total		$—	$—	$399.9	$—	$—

Long-term debt, excluding current portion
Fiscal 2019 Revolving Credit Facility:
U.S. dollar tranche	March 2024	$380.0	$380.0	$—	$720.0	$380.0
Multicurrency tranche	March 2024	157.9	157.9	149.8	242.1	157.9
Total Revolving Credit Facility		537.9	537.9	149.8	962.1	537.9

Fiscal 2016 Senior Notes	June 2026	500.0	496.3	496.1	—	558.5
Fiscal 2020 Senior Notes	December 2029	750.0	741.9	741.7	—	815.7
Total Senior Notes		1,250.0	1,238.2	1,237.8	—	1,374.2

Total long-term debt		$1,787.9	$1,776.1	$1,387.6	$962.1	$1,912.2

Total debt		$1,787.9	$1,776.1	$1,787.5	$962.1	$1,912.2
_________
(a) On September 1, 2020, the Company repaid in full the $400.0 million in Fiscal 2014 Senior Notes that were outstanding at their maturity date.
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2021	2022	2023	2024	2025	Thereafter	Total
(in millions)	$—	$—	$—	$537.9	$—	$1,250.0	$1,787.9

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
The weighted-average interest rate on the Revolving Credit Facilities was 1.22% for the three months ended September 30, 2020 and 3.12% for the three months ended September 30, 2019. The fair value of the variable-rate Fiscal 2019 Revolving Credit Facility borrowings at September 30, 2020 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Borrowings under the Fiscal 2019 Revolving Credit Facility can be made in tranches up to 360 days and bear interest at LIBOR plus 101.5 basis points. In addition, the Fiscal 2019 Revolving Credit Facility has an annual facility fee equal to 11.0 basis points on the entire facility. The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2019 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2019 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At September 30, 2020, the Company is in compliance with all covenants of the Fiscal 2019 Revolving Credit Facility.

Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). On September 1, 2020, the Company repaid in full the $400.0 million in Fiscal 2014 Senior Notes that were outstanding at their maturity date.
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At September 30, 2020, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at September 30, 2020 and June 30, 2020 was $558.5 million and $554.3 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At September 30, 2020, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at September 30, 2020 was $815.7 million, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2019 Revolving Credit Facility, Fiscal 2016 Senior Notes and Fiscal 2020 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of September 30, 2020 and June 30, 2020, there were no outstanding borrowings under these lines of credit.
NOTE 11. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	September 30, 2020	June 30, 2020
	(In millions)
Operating lease liabilities	$268.7	$288.3
Post-employment retirement obligations	150.7	144.3
Non-current income taxes	38.3	37.4
Acquisition related contingencies	15.3	17.6
Other	35.7	24.8
Total	$508.6	$512.4

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

The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The Broadridge SORP and SERP are nonqualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $56.5 million at September 30, 2020 and $54.5 million at June 30, 2020 and are included in Other non-current assets in the accompanying Condensed Consolidated Balance Sheets. The SORP and the SERP had a total benefit obligation of $60.5 million at September 30, 2020 and $59.8 million at June 30, 2020 and are included in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 12. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended September 30, 2020 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at July 1, 2020	3,770,787	$74.97	699,998	$111.37	251,596	$122.11
Granted	—	—	45,103	133.55	23,964	121.58
Exercise of stock options (a)	(474,356)	43.69	—	—	—	—
Vesting of restricted stock units	—	—	(903)	122.83	(11,837)	75.82
Expired/forfeited	(106,874)	101.71	(15,254)	119.41	(17,378)	122.64
Balances at September 30, 2020 (b),(c)	3,189,557	$78.73	728,944	$112.56	246,345	$124.24
____________
(a)Stock options exercised during the period of July 1, 2020 through September 30, 2020 had an aggregate intrinsic value of $43.2 million.
(b)As of September 30, 2020, the Company’s outstanding vested and currently exercisable stock options using the September 30, 2020 closing stock price of $132.00 (approximately 1.5 million shares) had an aggregate intrinsic value of $115.7 million with a weighted-average exercise price of $57.35 and a weighted-average remaining contractual life of 4.9 years. The total of all stock options outstanding as of September 30, 2020 have a weighted-average remaining contractual life of 6.5 years.
(c)As of September 30, 2020, time-based restricted stock units and performance-based restricted stock units expected to vest using the September 30, 2020 closing stock price of $132.00 (approximately 0.7 million and 0.2 million shares, respectively) had an aggregate intrinsic value of $91.8 million and $31.0 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.
The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $10.4 million and $11.8 million, as well as related expected tax benefits of $2.3 million and $2.6 million were recognized for the three months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $11.2 million and $42.4 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.7 years and 1.5 years, respectively.

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
NOTE 13. INCOME TAXES
The provision for income taxes for the three months ended September 30, 2020 was $7.8 million compared to $7.9 million for the three months ended September 30, 2019.
The effective tax rate for the three months ended September 30, 2020 was 10.6% compared to 12.4% for the three months ended September 30, 2019.
The decrease in the effective tax rate for the three months ended September 30, 2020 was driven by excess tax benefits of $9.3 million for the three months ended September 30, 2020 compared to $5.7 million for the three months ended September 30, 2019.
NOTE 14. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
In March 2010, the Company and IBM entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022, but a two-year extension was signed in March 2015, amending the expiration date to June 30, 2024. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended IT Services Agreement at September 30, 2020 are $235.7 million through fiscal year 2027, the final year of the Amended IT Services Agreement.
In December 2019, the Company and IBM entered into an information technology agreement for private cloud services (the “IBM Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The IBM Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the IBM Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and that such transferred employees are expected to continue providing services to the Company on behalf of IBM under the IBM Private Cloud Agreement. Pursuant to the IBM Private Cloud Agreement, the Company agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide to IBM. The transfer of the Hardware to IBM closed on September 30, 2020 for a selling price of $18.0 million. Fixed minimum commitments remaining under the IBM Private Cloud Agreement at September 30, 2020 are $226.5 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premise solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at September 30, 2020 are $29.0 million through fiscal year 2029, the final year of the contract.

Investments
As of September 30, 2020, the Company has a future commitment to fund $3.1 million to one of the Company’s investees.
Software License Agreements
The Company has incurred the following expenses under software license agreements:

	Three Months Ended September 30,
	2020	2019
	(In millions)
Software License Agreements	$18.2	$10.9

Other
In the normal course of business, the Company is subject to various claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material impact on its financial condition, results of operations or cash flows.
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at September 30, 2020 or at June 30, 2020.
In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect wholly-owned subsidiary, which is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At September 30, 2020, BBPO was in compliance with this net capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires BBPO to maintain a minimum net capital amount. At September 30, 2020, BBPO was in compliance with this net capital requirement.
In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At September 30, 2020, Matrix Trust Company was in compliance with its capital requirements.

NOTE 15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three months ended September 30, 2020, and 2019, respectively:

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Total
	(In millions)
Balances at July 1, 2020	$(84.7)	$(15.7)	$(100.4)
Other comprehensive income/(loss) before reclassifications	37.0	—	37.0
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.6	0.6
Balances at September 30, 2020	$(47.7)	$(15.1)	$(62.9)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Total
	(In millions)
Balances at July 1, 2019	$(58.3)	$(12.9)	$(71.2)
Other comprehensive income/(loss) before reclassifications	(8.7)	—	(8.7)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.4	0.4
Balances at September 30, 2019	$(66.9)	$(12.6)	$(79.5)

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
Segment results:

	Revenues
	Three Months Ended September 30,
	2020	2019
	(In millions)
Investor Communication Solutions	$752.9	$702.6
Global Technology and Operations	296.0	273.9
Foreign currency exchange	(31.5)	(28.0)
Total	$1,017.4	$948.6

	Earnings (Loss) before Income Taxes
	Three Months Ended September 30,
	2020	2019
	(In millions)
Investor Communication Solutions	$52.8	$23.0
Global Technology and Operations	75.3	56.4
Other	(60.5)	(21.1)
Foreign currency exchange	6.0	5.6
Total	$73.6	$63.8

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
The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2020 in the 2020 Annual Report.
Effective July 1, 2019, the Company adopted Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02, “Leases” and its related amendments (collectively referred to as “ASU 2016-02, as amended”) by recognizing a right-of-use (“ROU”) asset and corresponding lease liability, along with a cumulative-effect adjustment to the opening balance of retained earnings, in the period of adoption. Under this method of adoption, the Company has not restated the prior period Condensed Consolidated Financial Statements presented to the current period presentation. Additional information about the impact of the Company's adoption of ASU No. 2016-02, as amended is included in Note 2, “New Accounting Pronouncements” to the Condensed Consolidated Financial Statements.

Critical Accounting Policies
In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Management continually evaluates the accounting policies and estimates used to prepare the Condensed Consolidated Financial Statements. The estimates, by their nature, are based on judgment, available information, and historical experience and are believed to be reasonable. However, actual amounts and results could differ from these estimates made by management. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. The results of operations reported for the periods presented are not necessarily indicative of the results of operations for subsequent periods. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in the “Critical Accounting Policies” section of Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2020 Annual Report.
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

Revenues and Recurring fee revenue are useful metrics for investors in understanding how management measures and evaluates the Company’s ongoing operational performance. See “Results of Operations” as well as Note 3, “Revenue Recognition” to our Condensed Consolidated Financial Statements in this Form 10-Q.

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
The key performance indicators for the three months ended September 30, 2020, and 2019, are as follows:

	Select Operating Metrics

	Three Months Ended September 30,
	2020	2019

Record Growth
Equity proxy	16%	7%
Mutual fund interims	6%	1%
Internal Trade Growth
Equity	20%	(7)%
Fixed Income	(11)%	19%

Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
“Real Estate Realignment and Covid-19 Related Expenses” represent costs associated with the Company's real estate realignment initiative, including lease exit and impairment charges and other facility exit costs, as well as certain expenses associated with the Covid-19 pandemic.
“Investment Gain” represents a non-operating, non-cash gain on a privately held investment.
“Software Charge” represents a charge related to an internal use software product that is no longer expected to be used.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the three months ended September 30, 2020, mutual fund proxy fee revenues were 3% lower compared to the three months ended September 30, 2019. During fiscal year 2020, mutual fund proxy fee revenues were 35% lower than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For the fiscal year ended June 30, 2021, we are reporting Closed sales net of a 5.0% allowance adjustment. For the fiscal year ended June 30, 2020, we reported Closed sales net of a 4.0% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
Closed sales for the three months ended September 30, 2020 were $32.9 million, a decrease of $4.8 million or 13%, compared to $37.6 million for the three months ended September 30, 2019. Closed sales for the three months ended September 30, 2020 are net of an allowance adjustment of $1.7 million.
Recent Developments
In March 2020, the World Health Organization declared the outbreak of Covid-19 as a pandemic, which continues to persist throughout the world including the U.S., India, Canada, Europe and other locations where we operate. To date, the Covid-19 pandemic has negatively impacted the global economy, created significant financial market volatility, disrupted global supply chains, and resulted in a significant number of deaths and infections worldwide. In response, several countries worldwide have enacted fiscal stimulus packages while central banks have increased monetary stimulus, both designed to help mitigate the negative macroeconomic effects of Covid-19. In addition, several national, state and local governments have placed restrictions on people from gathering in groups or interacting within a certain physical distance (i.e. social distancing) and in certain cases, have ordered businesses to close, limit operations or mandate that people stay at home.

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
In fiscal year 2021 to date, there has not been a material impact as a result of Covid-19 on our consolidated revenues and pre-tax income. The Company continues to process above average levels of equity trades for our financial services clients, many of whom themselves have experienced higher levels of trading activity from market volatility caused by the Covid-19 pandemic. In addition, all of our production-related facilities remain operational and are continuing to provide ongoing services to our clients. Further, we have not experienced any significant supply-chain issues as our critical vendors have also remained operational and continue to meet their on-going service level requirements. We continue to actively engage with our clients to assist with their service demands, including our clients’ needs for any supplemental operational services and/or changes to existing service requirements in response to the Covid-19 pandemic.
Notwithstanding the foregoing, we are unable to precisely predict the impact that Covid-19 will have in the future due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our clients, and other factors identified in Part II, Item 1A. “Risk Factors” in this Form 10-Q and the 2020 Annual Report. Given these uncertainties, Covid-19 could disrupt the business of certain of our clients, decrease our clients’ demand for our services, impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our consolidated results of operations and/or our financial condition in the future. We will continue to closely monitor and evaluate the nature and extent of the impact of Covid-19 to our business, consolidated results of operations, and financial condition.
On August 5, 2020, the SEC proposed modifications to the mutual fund and exchange-traded fund disclosure framework (the “Proposal”). The Proposal calls for streamlined annual and semi-annual shareholder reports which would be the primary source of fund disclosure for existing investors. The Proposal also provides an optional method that would replace the requirement for funds to distribute an annual prospectus to existing shareholders and instead requires timely communication of material changes via supplemental communications. Adoption and implementation of the Proposal as proposed could have an impact on our services, business and financial results. We will closely monitor and evaluate the progress of the Proposal and its potential impact on our business. Please see our “Risk Factors” in Part I, Item 1A. of our 2020 Annual Report for more information.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended September 30, 2020 versus Three Months Ended September 30, 2019
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended September 30, 2020 and 2019, and the dollar and percentage changes between periods:

	Three Months Ended September 30,
			Change
	2020	2019	$	%
	(In millions, except per share amounts)
Revenues	$1,017.4	$948.6	$68.8	7
Cost of revenues	787.1	727.5	59.6	8
Selling, general and administrative expenses	151.7	148.0	3.8	2
Total operating expenses	938.8	875.4	63.4	7

Operating income	78.6	73.1	5.5	8
Margin	7.7%	7.7%
Interest expense, net	(14.4)	(13.1)	(1.3)	10
Other non-operating income (expenses), net	9.5	3.8	5.6	150
Earnings before income taxes	73.6	63.8	9.8	15
Provision for income taxes	7.8	7.9	(0.1)	(1)
Effective tax rate	10.6%	12.4%
Net earnings	$65.8	$55.9	$9.9	18
Basic earnings per share	$0.57	$0.49	$0.08	16
Diluted earnings per share	$0.56	$0.48	$0.08	17

Weighted average shares outstanding:
Basic	115.3	114.4
Diluted	117.4	117.1

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended September 30, 2020 and 2019, and the dollar and percentage changes between periods:

	Three Months Ended September 30,
			Change
	2020	2019	$	%
	(In millions)
Recurring fee revenues	$671.2	$623.2	$48.1	8
Event-driven fee revenues	45.5	40.1	5.4	13
Distribution revenues	332.2	313.3	18.9	6
Foreign currency exchange	(31.5)	(28.0)	(3.5)	13
Total	$1,017.4	$948.6	$68.8	7

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	5pts	0pt	3pts	8%

Revenues increased $68.8 million, or 7%, to $1,017.4 million from $948.6 million.
•Recurring fee revenues increased $48.1 million primarily due to growth from onboarding of new business and carryover impact of acquisitions. Internal growth was neutral due to (i) higher GTO equity trade volumes and higher ICS equity proxy, mutual fund and exchange traded fund communications, partially offset by (ii) lower GTO software license revenues and the impact of lower interest rates on customer cash balances at ICS.
•Event-driven fee revenues increased $5.4 million due to increased mutual fund communications activity.
•Distribution revenues increased $18.9 million primarily due to the increase in recurring fee revenues.
•Currencies negatively impacted revenues by $3.5 million due to a combination of foreign acquisitions and continued international revenue growth.
Total operating expenses. Operating expenses increased $63.4 million, or 7%, to $938.8 million from $875.4 million as a result of an increase in both cost of revenues and selling, general and administrative expenses:
•Cost of revenues - The increase of $59.6 million in cost of revenues primarily reflects costs associated with the Company's real estate realignment initiative, including lease exit and impairment charges and other facility exit costs, higher operating costs from acquisitions and related amortization expense, and higher distribution cost of revenues driven by the increase in distribution revenues.
•Selling, general and administrative expenses - The increase of $3.8 million in selling, general, and administrative expenses primarily reflected the impact of acquisitions, which more than offset the impact of expense reduction initiatives.
Interest expense, net. Interest expense, net was $14.4 million, an increase of $1.3 million, from $13.1 million for the three months ended September 30, 2019. The increase of $1.3 million was primarily due to an increase in interest expense from higher average borrowings.
Other non-operating income (expenses), net. Other non-operating income (expenses), net for the three months ended September 30, 2020 was $9.5 million, compared to other non-operating income (expenses), net of $3.8 million for the three months ended September 30, 2019. The increase of $5.6 million was primarily due to higher gains on investment in the current period.
Provision for income taxes.
•Effective tax rate for the three months ended September 30, 2020: 10.6%
•Effective tax rate for the three months ended September 30, 2019: 12.4%

The decrease in the effective tax rate for the three months ended September 30, 2020 was driven by higher excess tax benefits attributable to stock-based compensation of $9.3 million for the three months ended September 30, 2020 as compared to $5.7 million for the three months ended September 30, 2019.
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
Revenues

	Three Months Ended September 30,
			Change
	2020	2019	$	%
	(In millions)
Investor Communication Solutions	$752.9	$702.6	$50.2	7
Global Technology and Operations	296.0	273.9	22.1	8
Foreign currency exchange	(31.5)	(28.0)	(3.5)	13
Total	$1,017.4	$948.6	$68.8	7

Earnings Before Income Taxes

	Three Months Ended September 30,
			Change
	2020	2019	$	%
	(In millions)
Investor Communication Solutions	$52.8	$23.0	$29.8	130
Global Technology and Operations	75.3	56.4	18.9	34
Other	(60.5)	(21.1)	(39.3)	187
Foreign currency exchange	6.0	5.6	0.4	7
Total	$73.6	$63.8	$9.8	15

Investor Communication Solutions
Revenues for the three months ended September 30, 2020 increased $50.2 million to $752.9 million from $702.6 million, and earnings before income taxes increased $29.8 million to $52.8 million from $23.0 million.

	Three Months Ended September 30,
			Change
	2020	2019	$	%
	(In millions)
Revenues
Recurring fee revenues	$375.2	$349.2	$26.0	7
Event-driven fee revenues	45.5	40.1	5.4	13
Distribution revenues	332.2	313.3	18.9	6
Total	$752.9	$702.6	$50.2	7

Earnings Before Income Taxes
Earnings before income taxes	$52.8	$23.0	$29.8	130
Pre-tax Margin	7.0%	3.3%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	5pts	(1)pt	3pts	7%
For the three months ended September 30, 2020:
•Recurring fee revenues grew 7% driven by Net New Business and the carryover impact of acquisitions. Internal growth was negatively impacted by lower interest rates on cash balances we hold for retirement accounts, which more than offset the benefit of higher volume of equity proxy, mutual fund, and exchange traded fund communications.
•Event-driven fee revenues grew 13% due to increased mutual fund communications activity.
•Higher distribution revenues resulted primarily from the increase in recurring fee revenues.
•The earnings increase was primarily due to the increase in recurring fee revenues and expense reduction initiatives.
•Pre-tax margins increased by 3.7 percentage points to 7.0% from 3.3%.

Global Technology and Operations
Revenues for the three months ended September 30, 2020 increased $22.1 million to $296.0 million from $273.9 million, and earnings before income taxes increased $18.9 million to $75.3 million from $56.4 million.

	Three Months Ended September 30,
			Change
	2020	2019	$	%
	(In millions)
Revenues
Recurring fee revenues	$296.0	$273.9	$22.1	8

Earnings Before Income Taxes
Earnings before income taxes	$75.3	$56.4	$18.9	34
Pre-tax Margin	25.4%	20.6%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	5pts	1pt	2pts	8%
For the three months ended September 30, 2020:
•Recurring fee revenues grew 8% driven primarily by onboarding of new clients. Internal growth contributed 1 point as the benefit of higher equity trading volumes was partially offset by lower software license revenues. Acquisitions contributed 2 points to growth.
•The earnings increase was driven by higher organic revenues and expense reduction initiatives. Expense growth during the quarter was driven by recent acquisitions which more than offset a decline in other expenses. Pre-tax margins increased by 4.8 percentage points to 25.4% from 20.6%.
Other
Loss before income taxes was $60.5 million for the three months ended September 30, 2020, an increase of $39.3 million, or 187%, compared to $21.1 million for the three months ended September 30, 2019.
•The increased loss before income taxes was primarily due to costs associated with the Company's real estate realignment initiative, including lease exit and impairment charges and other facility exit costs of $28.6 million, as well as certain expenses associated with the Covid-19 pandemic.
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
The Company believes our Non-GAAP financial measures help investors understand how management plans, measures and evaluates the Company’s business performance. Management believes that Non-GAAP measures provide consistency in its financial reporting and facilitates investors’ understanding of the Company’s operating results and trends by providing an additional basis for comparison. Management uses these Non-GAAP financial measures to, among other things, evaluate our ongoing operations, and for internal planning and forecasting purposes. In addition, and as a consequence of the importance of these Non-GAAP financial measures in managing our business, the Company’s Compensation Committee of the Board of Directors incorporates Non-GAAP financial measures in the evaluation process for determining management compensation.

Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Earnings and Adjusted Earnings Per Share
These Non-GAAP measures reflect Operating income, Operating income margin, Net earnings, and Diluted earnings per share, each as adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items the exclusion of which management believes provides insight regarding our ongoing operating performance. These adjusted measures exclude the impact of: (i) Amortization of Acquired Intangibles and Purchased Intellectual Property, (ii) Acquisition and Integration Costs, (iii) Real Estate Realignment and Covid-19 Related Expenses, (iv) Investment Gain, and (v) Software Charge. Amortization of Acquired Intangibles and Purchased Intellectual Property represents non-cash amortization expenses associated with the Company's acquisition activities. Acquisition and Integration Costs represent certain transaction and integration costs associated with the Company’s acquisition activities. Real Estate Realignment and Covid-19 Related Expenses represent costs associated with the Company’s real estate realignment initiative, including lease exit and impairment charges and other facility exit costs, as well as certain expenses associated with the Covid-19 pandemic. The Covid-19 Related Expenses are direct expenses incurred by the Company to protect the health and safety of Broadridge associates, including the cost of personal protective equipment, enhanced cleaning measures in our facilities and other related expenses. Investment Gain represents a non-operating, non-cash gain on a privately held investment. Software Charge represents a charge related to an internal use software product that is no longer expected to be used.
We exclude Acquisition and Integration Costs, Real Estate Realignment and Covid-19 Related Expenses, the Investment Gain, and the Software Charge from our Adjusted Operating income (as applicable) and other adjusted earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and enhances comparability across fiscal reporting periods, as these items are not reflective of our underlying operations or performance. We also exclude the impact of Amortization of Acquired Intangibles and Purchased Intellectual Property, as these non-cash amounts are significantly impacted by the timing and size of individual acquisitions and do not factor into the Company's capital allocation decisions, management compensation metrics or multi-year objectives. Furthermore, management believes that this adjustment enables better comparison of our results as Amortization of Acquired Intangibles and Purchased Intellectual Property will not recur in future periods once such intangible assets have been fully amortized. Although we exclude Amortization of Acquired Intangibles and Purchased Intellectual Property from our adjusted earnings measures, our management believes that it is important for investors to understand that these intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets.
Free Cash Flow
In addition to the Non-GAAP financial measures discussed above, we provide Free cash flow information because we consider Free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated that could be used for dividends, share repurchases, strategic acquisitions, other investments, as well as debt servicing. Free cash flow is a Non-GAAP financial measure and is defined by the Company as Net cash flows provided by operating activities plus Proceeds from asset sales, less Capital expenditures as well as Software purchases and capitalized internal use software.
Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Three Months Ended September 30,
	2020	2019
	(In millions)
Operating income (GAAP)	$78.6	$73.1
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	32.3	28.1
Acquisition and Integration Costs	1.7	2.5
Real Estate Realignment and Covid-19 Related Expenses	31.9	—
Software Charge	6.0	—
Adjusted Operating income (Non-GAAP)	$150.6	$103.7
Operating income margin (GAAP)	7.7%	7.7%
Adjusted Operating income margin (Non-GAAP)	14.8%	10.9%

	Three Months Ended September 30,
	2020	2019
	(In millions)
Net earnings (GAAP)	$65.8	$55.9
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	32.3	28.1
Acquisition and Integration Costs	1.7	2.5
Real Estate Realignment and Covid-19 Related Expenses	31.9	—
Investment Gain	(8.7)	—
Software Charge	6.0	—
Taxable adjustments	63.3	30.6
Tax impact of adjustments (a)	(14.6)	(6.5)
Adjusted Net earnings (Non-GAAP)	$114.5	$80.0

	Three Months Ended September 30,
	2020	2019
Diluted earnings per share (GAAP)	$0.56	$0.48
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.28	0.24
Acquisition and Integration Costs	0.01	0.02
Real Estate Realignment and Covid-19 Related Expenses	0.27	—
Investment Gain	(0.07)	—
Software Charge	0.05	—
Taxable adjustments	0.54	0.26
Tax impact of adjustments (a)	(0.12)	(0.06)
Adjusted earnings per share (Non-GAAP)	$0.98	$0.68
(a) Calculated using the GAAP effective tax rate, adjusted to exclude $9.3 million of excess tax benefits associated with stock-based compensation for the three months ended September 30, 2020, and $5.7 million of excess tax benefits associated with stock-based compensation for the three months ended September 30, 2019. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Three Months Ended September 30,
	2020	2019
	(In millions)
Net cash flows used in operating activities (GAAP)	$(44.2)	$(86.4)
Capital expenditures and Software purchases and capitalized internal use software	(23.9)	(20.2)
Proceeds from asset sales	18.0	—
Free cash flow (Non-GAAP)	$(50.2)	$(106.7)

Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	September 30, 2020	June 30, 2020
	(In millions)
Cash and cash equivalents:
Domestic cash	$185.6	$291.2
Cash held by foreign subsidiaries	107.6	118.6
Cash held by regulated entities	63.4	66.8
Total cash and cash equivalents	$356.6	$476.6

At September 30, 2020, Cash and cash equivalents were $356.6 million and Total stockholders’ equity was $1,413.8 million. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases. Given the volatility in the rapidly changing market and economic conditions related to the Covid-19 pandemic, we will continue to evaluate the nature and extent of the impact of the Covid-19 pandemic on our business and financial position.
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

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at September 30, 2020	Carrying value at September 30, 2020	Carrying value at June 30, 2020	Unused Available Capacity	Fair Value at September 30, 2020
			(In millions)
Current portion of long-term debt
Fiscal 2014 Senior Notes (a)	September 2020	$—	$—	$399.9	$—	$—
Total		$—	$—	$399.9	$—	$—

Long-term debt, excluding current portion
Fiscal 2019 Revolving Credit Facility:
U.S. dollar tranche	March 2024	$380.0	$380.0	$—	$720.0	$380.0
Multicurrency tranche	March 2024	157.9	157.9	149.8	242.1	157.9
Total Revolving Credit Facility		537.9	537.9	149.8	962.1	537.9

Fiscal 2016 Senior Notes	June 2026	500.0	496.3	496.1	—	558.5
Fiscal 2020 Senior Notes	December 2029	750.0	741.9	741.7	—	815.7
Total Senior Notes		1,250.0	1,238.2	1,237.8	—	1,374.2

Total long-term debt		$1,787.9	$1,776.1	$1,387.6	$962.1	$1,912.2

Total debt		$1,787.9	$1,776.1	$1,787.5	$962.1	$1,912.2
_________
(a) On September 1, 2020, the Company repaid in full the $400.0 million in Fiscal 2014 Senior Notes that were outstanding at their maturity date.
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2021	2022	2023	2024	2025	Thereafter	Total
(in millions)	$—	$—	$—	$537.9	$—	$1,250.0	$1,787.9

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

Cash Flows

	Three Months Ended September 30,
			Change
	2020	2019	$
	(In millions)
Net cash flows used in operating activities	$(44.2)	$(86.4)	$42.2
Net cash flows used in investing activities	$(8.7)	$(86.3)	$77.6
Net cash flows provided by (used in) financing activities	$(72.7)	$258.1	$(330.8)

Free cash flow:
Net cash flows used in operating activities (GAAP)	$(44.2)	$(86.4)	$42.2
Capital expenditures and Software purchases and capitalized internal use software	(23.9)	(20.2)	(3.7)
Proceeds from asset sales	18.0	—	18.0
Free cash flow (Non-GAAP)	$(50.2)	$(106.7)	$56.5

The decrease in cash used in operating activities of $42.2 million in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to higher net earnings and lower cash used in working capital, partially offset by increased scaling of client-related platform implementation and development as compared to the prior year period.
The decrease in cash used in investing activities of $77.6 million in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily reflects no acquisition activity in the three months ended September 30, 2020 compared to the prior year period, as well as proceeds from asset sales in the three months ended September 30, 2020 that did not occur in the prior year period.
The increase in cash used in financing activities of $330.8 million in the three months ended September 30, 2020,as compared to the three months ended September 30, 2019, primarily reflects higher borrowings net of repayments in the prior year period.
Seasonality
Processing and distributing proxy materials and annual reports to investors comprises a large portion of our Investor Communication Solutions business. We process and distribute the greatest number of proxy materials and annual reports during our third and fourth fiscal quarters. The recurring periodic activity of this business is linked to significant filing deadlines imposed by law on public reporting companies. This has caused our revenues, operating income, net earnings, and cash flows from operating activities to be higher in our third and fourth fiscal quarters. Notwithstanding, the seasonality of our revenues makes it difficult to estimate future operating results based on the results of any specific fiscal quarter and could affect an investor’s ability to compare our financial condition, results of operations, and cash flows on a fiscal quarter-by-quarter basis.
Contractual Obligations
In March 2010, the Company and IBM entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022, but a two-year extension was signed in March 2015, amending the expiration date to June 30, 2024. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended IT Services Agreement at September 30, 2020 are $235.7 million through fiscal year 2027, the final year of the Amended IT Services Agreement.

In December 2019, the Company and IBM entered into an information technology agreement for private cloud services (the “IBM Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The IBM Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the IBM Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and that such transferred employees are expected to continue providing services to the Company on behalf of IBM under the IBM Private Cloud Agreement. Pursuant to the IBM Private Cloud Agreement, the Company agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide to IBM. The transfer of the Hardware to IBM closed on September 30, 2020 for a selling price of $18.0 million. Fixed minimum commitments remaining under the IBM Private Cloud Agreement at September 30, 2020 are $226.5 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premise solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at September 30, 2020 are $29.0 million through fiscal year 2029, the final year of the contract.
At September 30, 2020, the Company has a future commitment to fund $3.1 million to one of the Company’s investees.
Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at September 30, 2020.
Off-balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company was not a party to any derivative financial instruments at September 30, 2020 or at June 30, 2020. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.
Recently-issued Accounting Pronouncements
Please refer to Note 2, “New Accounting Pronouncements” to our Condensed Consolidated Financial Statements under Item 1. of Part I of this Quarterly Report on Form 10-Q, for a discussion on the impact of new accounting pronouncements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes related to market risk from the disclosures in the 2020 Annual Report.
Item 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The Chief Executive Officer and the Interim Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2020 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS

In addition to the risk set forth below and the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A. to Part I in our 2020 Annual Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2020 Annual Report.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our first fiscal quarter ended September 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2020 - July 31, 2020	—	$—	—	9,586,545
August 1, 2020 - August 31, 2020	—	—	—	9,586,545
September 1, 2020 - September 30, 2020	5,720	132.04	—	9,586,545
Total	5,720	$132.04	—
_____________
(1)Represents shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2)During the fiscal quarter ended September 30, 2020, the Company did not repurchase shares of common stock under its share repurchase program. At September 30, 2020, the Company had 9.6 million shares available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

Item 6.    EXHIBITS
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Interim Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2020 and 2019, (ii) condensed consolidated statements of comprehensive income for the three months ended September 30, 2020 and 2019, (iii) condensed consolidated balance sheets as of September 30, 2020 and June 30, 2020, (iv) condensed consolidated statements of cash flows for the three months ended September 30, 2020 and 2019, (v) condensed consolidated statements of stockholders’ equity for the three months ended September 30, 2020 and 2019, and (vi) the notes to the condensed consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: October 30, 2020	By:	/s/ Matthew J. Connor
Matthew J. Connor
Vice President, Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)