Form 10-Q
period 2020-12-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2021-02-02
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of January 26, 2021, was 115,798,817 shares.

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

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended December 31,		Six Months Ended December 31,
		2020	2019	2020	2019
Revenues	(Note 3)	$1,054.9	$968.7	$2,072.3	$1,917.2
Operating expenses:
Cost of revenues		806.5	780.9	1,593.5	1,508.4
Selling, general and administrative expenses		169.0	161.0	320.7	309.0
Total operating expenses		975.5	941.9	1,914.3	1,817.3
Operating income		79.5	26.8	158.1	99.9
Interest expense, net	(Note 5)	(11.1)	(13.9)	(25.6)	(27.0)
Other non-operating income (expenses), net		1.0	(2.4)	10.5	1.4
Earnings before income taxes		69.4	10.5	143.0	74.3
Provision for income taxes	(Note 13)	13.1	0.4	20.9	8.3
Net earnings		$56.3	$10.1	$122.1	$66.0

Basic earnings per share		$0.49	$0.09	$1.06	$0.58
Diluted earnings per share		$0.48	$0.09	$1.04	$0.56

Weighted-average shares outstanding:
Basic	(Note 4)	115.7	114.7	115.5	114.5
Diluted	(Note 4)	117.8	117.2	117.6	117.1

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net earnings	$56.3	$10.1	$122.1	$66.0
Other comprehensive income (loss), net:
Foreign currency translation adjustments	5.2	11.4	42.1	2.8
Pension and post-retirement liability adjustment, net of taxes of $(0.2) and $(0.1) for the three months ended December 31, 2020 and 2019, respectively; and $(0.4) and $(0.2) for the six months ended December 31, 2020 and 2019, respectively	0.6	0.4	1.2	0.7
Total other comprehensive income (loss), net	5.7	11.8	43.3	3.5
Comprehensive income	$62.0	$21.9	$165.4	$69.5

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		December 31, 2020	June 30, 2020
Assets
Current assets:
Cash and cash equivalents		$365.6	$476.6
Accounts receivable, net of allowance for doubtful accounts of $7.1 and $9.8, respectively		625.0	711.3
Other current assets		157.9	140.1
Total current assets		1,148.5	1,328.0
Property, plant and equipment, net		167.1	161.6
Goodwill		1,705.6	1,674.5
Intangible assets, net		543.0	583.8
Other non-current assets	(Note 8)	1,294.1	1,141.9
Total assets		$4,858.3	$4,889.8
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	(Note 10)	$—	$399.9
Payables and accrued expenses	(Note 9)	719.0	829.9
Contract liabilities		118.9	111.2
Total current liabilities		837.9	1,341.0
Long-term debt	(Note 10)	1,770.6	1,387.6
Deferred taxes		140.7	126.8
Contract liabilities		176.0	175.4
Other non-current liabilities	(Note 11)	499.1	512.4
Total liabilities		3,424.3	3,543.2
Commitments and contingencies	(Note 14)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 115.8 and 115.1 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,219.6	1,178.5
Retained earnings		2,291.8	2,302.6
Treasury stock, at cost: 38.7 and 39.3 shares, respectively		(2,021.8)	(2,035.7)
Accumulated other comprehensive loss	(Note 15)	(57.1)	(100.4)
Total stockholders’ equity		1,434.0	1,346.5
Total liabilities and stockholders’ equity		$4,858.3	$4,889.8

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended December 31,
	2020	2019
Cash Flows From Operating Activities
Net earnings	122.1	$66.0
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	31.3	41.4
Amortization of acquired intangibles and purchased intellectual property	64.9	58.4
Amortization of other assets	52.9	49.7
Write-down of long-lived assets and related charges	33.6	31.8
Stock-based compensation expense	28.7	30.3
Deferred income taxes	10.9	(0.8)
Other	(29.0)	(12.9)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Decrease in Accounts receivable, net	100.3	53.2
Increase in Other current assets	(35.7)	(38.5)
Decrease in Payables and accrued expenses	(140.2)	(155.0)
Increase in Contract liabilities	5.9	11.5
Non-current assets and liabilities:
Increase in Other non-current assets	(211.2)	(167.7)
Increase in Other non-current liabilities	48.8	44.0
Net cash flows provided by operating activities	83.3	11.5
Cash Flows From Investing Activities
Capital expenditures	(30.1)	(31.6)
Software purchases and capitalized internal use software	(20.7)	(11.4)
Proceeds from asset sales	18.0	—
Acquisitions, net of cash acquired	—	(269.6)
Other investing activities	(11.0)	(18.7)
Net cash flows used in investing activities	(43.9)	(331.2)
Cash Flows From Financing Activities
Debt proceeds	660.0	1,226.1
Debt repayments	(687.8)	(841.8)
Dividends paid	(128.5)	(117.2)
Purchases of Treasury stock	(0.8)	—
Proceeds from exercise of stock options	27.6	21.6
Other financing activities	(27.2)	(8.3)
Net cash flows provided by (used in) financing activities	(156.6)	280.5
Effect of exchange rate changes on Cash and cash equivalents	6.2	—
Net change in Cash and cash equivalents	(111.0)	(39.2)
Cash and cash equivalents, beginning of period	476.6	273.2
Cash and cash equivalents, end of period	$365.6	$234.0
Supplemental disclosure of cash flow information:
Cash payments made for interest	$31.2	$27.5
Cash payments made for income taxes, net of refunds	$60.0	$60.6
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$13.9	$10.6
Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, September 30, 2020	154.5	$1.6	$1,198.5	$2,302.1	$(2,025.5)	$(62.9)	$1,413.8
Comprehensive income (loss)	—	—	—	56.3	—	5.7	62.0
Stock option exercises	—	—	6.5	—	—	—	6.5
Stock-based compensation	—	—	18.2	—	—	—	18.2
Treasury stock acquired (0.0 shares)	—	—	—	—	—	—	—
Treasury stock reissued (0.2 shares)	—	—	(3.6)	—	3.6	—	—
Common stock dividends ($0.575 per share)	—	—	—	(66.5)	—	—	(66.5)
Balances, December 31, 2020	154.5	$1.6	$1,219.6	$2,291.8	$(2,021.8)	$(57.1)	$1,434.0

	Six Months Ended December 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2020	154.5	$1.6	$1,178.5	$2,302.6	$(2,035.7)	$(100.4)	$1,346.5
Comprehensive income (loss)	—	—	—	122.1	—	43.3	165.4
Stock option exercises	—	—	27.3	—	—	—	27.3
Stock-based compensation	—	—	28.5	—	—	—	28.5
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(0.8)	—	(0.8)
Treasury stock reissued (0.6 shares)	—	—	(14.6)	—	14.6	—	—
Common stock dividends ($1.15 per share)	—	—	—	(132.9)	—	—	(132.9)
Balances, December 31, 2020	154.5	$1.6	$1,219.6	$2,291.8	$(2,021.8)	$(57.1)	$1,434.0

See Notes to Condensed Consolidated Financial Statements.

	Three Months Ended December 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, September 30, 2019	154.5	$1.6	$1,131.1	$2,082.0	$(1,991.6)	$(79.5)	$1,143.4
Comprehensive income (loss)	—	—	—	10.1	—	11.8	21.9
Stock option exercises	—	—	3.7	—	—	—	3.7
Stock-based compensation	—	—	18.4	—	—	—	18.4
Treasury stock acquired (0.0 shares)	—	—	—	—	—	—	—
Treasury stock reissued (0.1 shares)	—	—	(2.9)	—	2.9	—	—
Common stock dividends ($0.54 per share)	—	—	—	(62.0)	—	—	(62.0)
Balances, December 31, 2019	154.5	$1.6	$1,150.1	$2,030.1	$(1,988.7)	$(67.7)	$1,125.4

	Six Months Ended December 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2019	154.5	$1.6	$1,109.3	$2,087.7	$(1,999.8)	$(71.2)	$1,127.5
Comprehensive income (loss)	—	—	—	66.0	—	3.5	69.5
Cumulative effect of changes in accounting principles (a)	—	—	—	0.2	—	—	0.2
Stock option exercises	—	—	21.9	—	—	—	21.9
Stock-based compensation	—	—	30.1	—	—	—	30.1
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	—	—	—
Treasury stock reissued (0.5 shares)	—	—	(11.1)	—	11.1	—	—
Common stock dividends ($1.08 per share)	—	—	—	(123.8)	—	—	(123.8)
Balances, December 31, 2019	154.5	$1.6	$1,150.1	$2,030.1	$(1,988.7)	$(67.7)	$1,125.4
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
A large portion of Broadridge’s ICS business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge® is Broadridge’s innovative electronic proxy delivery and voting solution for institutional investors and financial advisors that helps ensure the voting participation of the largest stockholders of many companies. Broadridge also provides the distribution of regulatory reports and corporate action/reorganization event information, as well as tax reporting solutions that help its clients meet their regulatory compliance needs.

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
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with SEC requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed on August 11, 2020 with the SEC. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at December 31, 2020 and June 30, 2020, the results of its operations for the three and six months ended December 31, 2020 and 2019, its cash flows for the six months ended December 31, 2020 and 2019, and its changes in stockholders’ equity for the three and six months ended December 31, 2020 and 2019. Certain prior period amounts have been reclassified to conform to the current year presentation where applicable.
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
NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, as subsequently amended by ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” and ASU No. 2018-20, “Leases (Topic 842): Narrow Scope Improvements for Lessors” (collectively referred to herein as “ASU No. 2016-02, as amended”). Under ASU No. 2016-02, as amended, all lease arrangements, with certain limited exceptions, exceeding a twelve-month term must now be recognized as assets and liabilities on the balance sheet of the lessee by recording a right-of-use (“ROU”) asset and corresponding lease obligation generally equal to the present value of the future lease payments over the lease term. Further, the income statement will reflect lease expense for leases classified as operating and amortization/interest expense for leases classified as financing, determined using classification criteria substantially similar to the current lease guidance for distinguishing between an operating and capital lease. ASU No. 2016-02, as amended, also contains certain additional qualitative and quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. ASU No. 2016-02, as amended, was effective for the Company in the first quarter of fiscal year 2020 and could have been adopted using either a modified retrospective basis which required adjustment to all comparative periods presented in the consolidated financial statements, or by recognizing a cumulative-effect adjustment to the opening balance of retained earnings at the date of initial application.
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
•Global Technology and Operations—Revenues are generated primarily from fees for trade processing and related services. Revenue is recognized over time as the Company satisfies its performance obligation by delivering services to the client. The Company’s arrangements for processing and related services typically consist of an obligation to provide specific services to its clients on a when and if needed basis (a stand ready obligation) with revenue recognized from the satisfaction of the performance obligations on a monthly basis generally in the amount billable to the client. These services are generally provided under variable priced arrangements based on volume of service and can include minimum monthly usage fees. Client service agreements often include up-front consideration in addition to the recurring fee for trade processing. Up-front implementation fees, as well as certain enhancements to existing technology platforms, are deferred and recognized on a straight-line basis over the service term of the contract which corresponds to the timing of transfer of value to the client that commences after client acceptance when the processing term begins. In addition, revenue is also generated from the fulfillment of professional services engagements which are generally priced on a time and materials or fixed price basis, and are recognized as the services are provided to the client which corresponds to the timing of transfer of value to the client. Finally, the Company generally recognizes license revenues from software term licenses installed on clients’ premises upon delivery and acceptance of the software license, assuming a contract is deemed to exist. Software term license revenue is not a significant portion of the Company’s revenues.

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
In the second quarter of fiscal year 2021, the Company changed its presentation of disaggregated revenue by product line disclosures to reflect internal realignment of the Company’s revenue reporting, specifically as it relates to recurring fee revenues. Presentation of disaggregated revenue by product line disclosures in prior periods have been changed to conform to the current period presentation.

	Three Months Ended December 31,		Six Months Ended December 31,

	2020	2019	2020	2019
	(In millions)		(In millions)
Investor Communication Solutions
Regulatory	$146.9	$130.4	$283.3	$250.7
Data-driven fund solutions	89.4	81.8	171.6	160.4
Issuer	20.8	18.3	38.6	33.5
Customer communications	136.9	137.1	275.7	272.1
Total ICS Recurring fee revenues	393.9	367.5	769.1	716.7

Equity and other	20.8	15.3	39.1	32.8
Mutual funds	24.4	15.7	51.6	38.3
Total ICS Event-driven fee revenues	45.2	31.0	90.7	71.1

Distribution revenues	344.8	317.0	676.9	630.3

Total ICS Revenues	$783.9	$715.6	$1,536.7	$1,418.2

Global Technology and Operations
Capital markets	$167.5	$162.1	$332.1	$310.3
Wealth and investment management	134.8	118.8	266.3	244.6
Total GTO Recurring fee revenues	302.3	280.9	598.4	554.8

Foreign currency exchange	(31.2)	(27.8)	(62.7)	(55.8)

Total Revenues	$1,054.9	$968.7	$2,072.3	$1,917.2

Revenues by Type
Recurring fee revenues	$696.2	$648.4	$1,367.5	$1,271.6
Event-driven fee revenues	45.2	31.0	90.7	71.1
Distribution revenues	344.8	317.0	676.9	630.3
Foreign currency exchange	(31.2)	(27.8)	(62.7)	(55.8)
Total Revenues	$1,054.9	$968.7	$2,072.3	$1,917.2
Contract Balances
The following table provides information about contract assets and liabilities:

	December 31, 2020	June 30, 2020
	(In millions)
Contract assets	$86.3	$81.9
Contract liabilities	$294.9	$286.6

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

During the six months ended December 31, 2020, contract liabilities increased due to the timing of client payments vis-a-vis the timing of revenue recognized. The Company recognized $118.7 million of revenue during the six months ended December 31, 2020 that was included in the contract liability balance as of June 30, 2020.

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
The computation of diluted EPS excluded less than 0.1 million options to purchase Broadridge common stock for the three months ended December 31, 2020, and options of less than 0.1 million to purchase Broadridge common stock for the six months ended December 31, 2020, as the effect of their inclusion would have been anti-dilutive.
The computation of diluted EPS excluded options of less than 0.1 million to purchase Broadridge common stock for the three months ended December 31, 2019, and options of less than 0.1 million to purchase Broadridge common stock for the six months ended December 31, 2019, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Weighted-average shares outstanding:
Basic	115.7	114.7	115.5	114.5
Common stock equivalents	2.1	2.5	2.1	2.6
Diluted	117.8	117.2	117.6	117.1

NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(In millions)
Interest expense on borrowings	$(12.1)	$(15.5)	$(27.2)	$(29.7)
Interest income	1.0	1.6	1.6	2.7
Interest expense, net	$(11.1)	$(13.9)	$(25.6)	$(27.0)

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
During the six months ended December 31, 2020, there were no acquisitions.

Fiscal Year 2020 Acquisitions:

BUSINESS COMBINATIONS

Financial information on each transaction is as follows:

	Shadow Financial	Fi360	Clear-Structure	Funds-Library	Total
	(In millions)
Cash payments, net of cash acquired	$35.6	$116.0	$59.1	$69.6	$280.3
Deferred payments, net	3.0	3.5	2.1	—	8.6
Contingent consideration liability	—	—	7.0	—	7.0
Aggregate purchase price	$38.6	$119.5	$68.3	$69.6	$296.0

Net tangible assets acquired / (liabilities assumed)	$(0.1)	$(7.9)	$0.2	$(3.2)	$(11.0)
Goodwill	17.6	84.4	44.2	39.0	185.2
Intangible assets	21.1	43.1	23.9	33.8	121.8
Aggregate purchase price	$38.6	$119.5	$68.3	$69.6	$296.0

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
•The fair value of the contingent consideration liability at December 31, 2020 is $7.0 million.
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

The following tables set forth the Company’s financial assets and liabilities at December 31, 2020 and June 30, 2020, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents:
Money market funds (a)	$75.0	$—	$—	$75.0
Other current assets:
Securities	0.6	—	—	0.6
Other non-current assets:
Securities	114.5	—	—	114.5
Total assets as of December 31, 2020	$190.1	$—	$—	$190.1
Liabilities:
Contingent consideration obligations	—	—	17.8	17.8
Total liabilities as of December 31, 2020	$—	$—	$17.8	$17.8

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents:
Money market funds (a)	$150.1	$—	$—	$150.1
Other current assets:
Securities	0.5	—	—	0.5
Other non-current assets:
Securities	102.0	—	—	102.0
Total assets as of June 30, 2020	$252.7	$—	$—	$252.7
Liabilities:
Contingent consideration obligations	—	—	33.1	33.1
Total liabilities as of June 30, 2020	$—	$—	$33.1	$33.1
_________
(a)Money market funds include money market deposit account balances of $75.0 million and $150.1 million as of December 31, 2020 and June 30, 2020, respectively.

In addition, the Company has non-marketable securities with a carrying amount of $53.1 million and $33.3 million as of December 31, 2020 and June 30, 2020, respectively, that are classified as Level 2 financial assets and included as part of Other non-current assets on the Condensed Consolidated Balance Sheets.
The following table sets forth an analysis of changes during the three and six months ended December 31, 2020 and 2019, respectively, in Level 3 financial liabilities of the Company:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(In millions)
Beginning balance	$23.7	$26.5	$33.1	$28.4
Additional contingent consideration incurred	—	7.0	—	7.0
Net increase (decrease) in contingent consideration liability	—	—	—	—
Foreign currency impact on contingent consideration liability	—	0.1	1.4	(0.3)
Payments	(6.0)	(0.6)	(16.7)	(2.1)
Ending balance	$17.8	$33.0	$17.8	$33.0
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.
NOTE 8. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	December 31, 2020	June 30, 2020
	(In millions)
Deferred client conversion and start-up costs	$572.6	$433.8
ROU assets (a)	255.9	292.6
Long-term investments	173.4	141.6
Deferred sales commissions costs	99.0	104.4
Contract assets (b)	86.3	81.9
Long-term broker fees	55.1	32.8
Deferred data center costs (c)	25.0	24.5
Other	26.7	30.2
Total	$1,294.1	$1,141.9
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
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses during the three months ended December 31, 2020 and 2019, were $21.0 million and $18.9 million, respectively.
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses during the six months ended December 31, 2020 and 2019, were $39.7 million and $36.2 million, respectively.

NOTE 9. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	December 31, 2020	June 30, 2020
	(In millions)
Accounts payable	$131.6	$151.8
Employee compensation and benefits	231.4	260.4
Accrued dividend payable	66.5	62.2
Managed services administration fees	63.1	59.4
Accrued broker fees	57.4	109.5
Customer deposits	49.3	44.5
Operating lease liabilities	40.2	35.3
Accrued taxes	22.3	38.5
Other	57.2	68.6
Total	$719.0	$829.9

NOTE 10. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at December 31, 2020	Carrying value at December 31, 2020	Carrying value at June 30, 2020	Unused Available Capacity	Fair Value at December 31, 2020
			(In millions)
Current portion of long-term debt
Fiscal 2014 Senior Notes (a)	September 2020	$—	$—	$399.9	$—	$—
Total		$—	$—	$399.9	$—	$—

Long-term debt, excluding current portion
Fiscal 2019 Revolving Credit Facility:
U.S. dollar tranche	March 2024	$395.0	$395.0	$—	$705.0	$395.0
Multicurrency tranche	March 2024	137.1	137.1	149.8	262.9	137.1
Total Revolving Credit Facility		532.1	532.1	149.8	967.9	532.1

Fiscal 2016 Senior Notes	June 2026	500.0	496.4	496.1	—	564.3
Fiscal 2020 Senior Notes	December 2029	750.0	742.1	741.7	—	826.8
Total Senior Notes		1,250.0	1,238.5	1,237.8	—	1,391.1

Total long-term debt		$1,782.1	$1,770.6	$1,387.6	$967.9	$1,923.2

Total debt		$1,782.1	$1,770.6	$1,787.5	$967.9	$1,923.2
_________
(a) On September 1, 2020, the Company repaid in full the $400.0 million in Fiscal 2014 Senior Notes that were outstanding at their maturity date.
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2021	2022	2023	2024	2025	Thereafter	Total
(In millions)	$—	$—	$—	$532.1	$—	$1,250.0	$1,782.1

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
The weighted-average interest rate on the Revolving Credit Facilities was 1.21% and 1.22% for the three and six months ended December 31, 2020, respectively, and 2.80% and 2.95% for the three and six months ended December 31, 2019, respectively. The fair value of the variable-rate Fiscal 2019 Revolving Credit Facility borrowings at December 31, 2020 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Borrowings under the Fiscal 2019 Revolving Credit Facility can be made in tranches up to 360 days and bear interest at LIBOR plus 101.5 basis points. In addition, the Fiscal 2019 Revolving Credit Facility has an annual facility fee equal to 11.0 basis points on the entire facility. The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2019 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2019 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At December 31, 2020, the Company is in compliance with all covenants of the Fiscal 2019 Revolving Credit Facility.
Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). On September 1, 2020, the Company repaid in full the $400.0 million in Fiscal 2014 Senior Notes that were outstanding at their maturity date.
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At December 31, 2020, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at December 31, 2020 and June 30, 2020 was $564.3 million and $554.3 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At December 31, 2020, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at December 31, 2020 and June 30, 2020 was $826.8 million and $803.6 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2019 Revolving Credit Facility, Fiscal 2016 Senior Notes and Fiscal 2020 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of December 31, 2020 and June 30, 2020, there were no outstanding borrowings under these lines of credit.

NOTE 11. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	December 31, 2020	June 30, 2020
	(In millions)
Operating lease liabilities	$257.9	$288.3
Post-employment retirement obligations	155.8	144.3
Non-current income taxes	38.9	37.4
Acquisition related contingencies	11.9	17.6
Other	34.6	24.8
Total	$499.1	$512.4

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
The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The Broadridge SORP and SERP are nonqualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $60.0 million at December 31, 2020 and $54.5 million at June 30, 2020 and are included in Other non-current assets in the accompanying Condensed Consolidated Balance Sheets. The SORP and the SERP had a total benefit obligation of $61.2 million at December 31, 2020 and $59.8 million at June 30, 2020 and are included in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 12. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended December 31, 2020 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at September 30, 2020	3,189,557	$78.73	728,944	$112.56	246,345	$124.24
Granted	24,501	146.60	304,988	129.79	83,731	128.32
Exercise of stock options (a)	(157,196)	41.56	—	—	—	—
Vesting of restricted stock units	—	—	(1,604)	124.08	—	—
Expired/forfeited	(15,791)	104.96	(11,324)	119.83	(649)	119.61
Balances at December 31, 2020 (b),(c)	3,041,071	$81.06	1,021,004	$117.61	329,427	$125.29
____________
(a)Stock options exercised during the period of October 1, 2020 through December 31, 2020 had an aggregate intrinsic value of $16.5 million.
(b)As of December 31, 2020, the Company’s outstanding vested and currently exercisable stock options using the December 31, 2020 closing stock price of $153.20 (approximately 1.4 million shares) had an aggregate intrinsic value of $131.3 million with a weighted-average exercise price of $60.70 and a weighted-average remaining contractual life of 4.9 years.

The total of all stock options outstanding as of December 31, 2020 have a weighted-average remaining contractual life of 6.4 years.
(c)As of December 31, 2020, time-based restricted stock units and performance-based restricted stock units expected to vest using the December 31, 2020 closing stock price of $153.20 (approximately 1.0 million and 0.3 million shares, respectively) had an aggregate intrinsic value of $148.0 million and $47.7 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.
The activity related to the Company’s incentive equity awards for the six months ended December 31, 2020 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2020	3,770,787	$74.97	699,998	$111.37	251,596	$122.11
Granted	24,501	146.60	350,091	130.27	107,695	126.82
Exercise of stock options (a)	(631,552)	43.16	—	—	—	—
Vesting of restricted stock units	—	—	(2,507)	123.63	(11,837)	75.82
Expired/forfeited	(122,665)	102.13	(26,578)	119.59	(18,027)	122.53
Balances at December 31, 2020 (b),(c)	3,041,071	$81.06	1,021,004	$117.61	329,427	$125.29
____________
(a)Stock options exercised during the period of July 1, 2020 through December 31, 2020 had an aggregate intrinsic value of $59.7 million.
The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $18.3 million and $18.5 million, as well as related expected tax benefits of $4.1 million and $4.0 million were recognized for the three months ended December 31, 2020 and 2019, respectively. Stock-based compensation expense of $28.7 million and $30.3 million, as well as related expected tax benefits of $6.3 million and $6.6 million were recognized for the six months ended December 31, 2020 and 2019, respectively.
As of December 31, 2020, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $8.6 million and $72.5 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.6 years and 1.8 years, respectively.
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

NOTE 13. INCOME TAXES

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(In millions)
Provision for income taxes	$13.1	$0.4	$20.9	$8.3
Effective tax rate	18.9%	3.8%	14.6%	11.2%
Excess tax benefits	$3.6	$2.2	$12.8	$7.9

The increase in the effective tax rate for the three and six months ended December 31, 2020 was driven by the reduced impact of discrete tax items relative to pre-tax income in the current year period compared to the prior year period.
NOTE 14. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
In March 2010, the Company and IBM entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022, but a two-year extension was signed in March 2015, amending the expiration date to June 30, 2024. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended IT Services Agreement at December 31, 2020 are $219.8 million through fiscal year 2027, the final year of the Amended IT Services Agreement.
In December 2019, the Company and IBM entered into an information technology agreement for private cloud services (the “IBM Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The IBM Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the IBM Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and that such transferred employees are expected to continue providing services to the Company on behalf of IBM under the IBM Private Cloud Agreement. Pursuant to the IBM Private Cloud Agreement, the Company agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide to IBM. The transfer of the Hardware to IBM closed on September 30, 2020 for a selling price of $18.0 million. Fixed minimum commitments remaining under the IBM Private Cloud Agreement at December 31, 2020 are $220.9 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premise solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at December 31, 2020 are $27.2 million through fiscal year 2029, the final year of the contract.

Investments
The Company has an equity investment that is a variable interest in a variable interest entity, the Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to this unconsolidated investment totaled $19.7 million as of December 31, 2020, which represents the carrying value of the Company's investment and is recorded in Other non-current assets in the Company’s Condensed Consolidated Balance Sheets. In addition, as of December 31, 2020, the Company has a future commitment to fund this investee for up to an additional $14.0 million if certain future funding milestones are met. Additional funding provided by the Company to the investee as a result of meeting the future funding milestones would increase the Company’s corresponding potential maximum loss exposure by that amount.
In addition, as of December 31, 2020, the Company also has a future commitment to fund $2.7 million to one of the Company’s other investees.
Software License Agreements
The Company has incurred the following expenses under software license agreements:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(In millions)
Software License Agreements	$20.1	$11.3	$38.3	$22.2

Other
In the normal course of business, the Company is subject to various claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material impact on its financial condition, results of operations or cash flows.
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company may use derivative financial instruments as risk management tools and not for trading purposes. The Company was not a party to any derivative financial instruments at December 31, 2020 or at June 30, 2020.
In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect subsidiary, which is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At December 31, 2020, BBPO was in compliance with this net capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires BBPO to maintain a minimum net capital amount. At December 31, 2020, BBPO was in compliance with this net capital requirement.

In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At December 31, 2020, Matrix Trust Company was in compliance with its capital requirements.
NOTE 15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three and six months ended December 31, 2020, and 2019, respectively:

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Total
	(In millions)
Balances at September 30, 2020	$(47.7)	$(15.1)	$(62.9)
Other comprehensive income/(loss) before reclassifications	5.2	—	5.2
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.6	0.6
Balances at December 31, 2020	$(42.6)	$(14.5)	$(57.1)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Total
	(In millions)
Balances at September 30, 2019	$(66.9)	$(12.6)	$(79.5)
Other comprehensive income/(loss) before reclassifications	11.4	—	11.4
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.4	0.4
Balances at December 31, 2019	$(55.5)	$(12.2)	$(67.7)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Total
	(In millions)
Balances at June 30, 2020	$(84.7)	$(15.7)	$(100.4)
Other comprehensive income/(loss) before reclassifications	42.1	—	42.1
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1.2	1.2
Balances at December 31, 2020	$(42.6)	$(14.5)	$(57.1)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Total
	(In millions)
Balances at June 30, 2019	$(58.3)	$(12.9)	$(71.2)
Other comprehensive income/(loss) before reclassifications	2.8	—	2.8
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.7	0.7
Balances at December 31, 2019	$(55.5)	$(12.2)	$(67.7)

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
Segment results:

	Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(In millions)
Investor Communication Solutions	$783.9	$715.6	$1,536.7	$1,418.2
Global Technology and Operations	302.3	280.9	598.4	554.8
Foreign currency exchange	(31.2)	(27.8)	(62.7)	(55.8)
Total	$1,054.9	$968.7	$2,072.3	$1,917.2

	Earnings (Loss) before Income Taxes
	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(In millions)
Investor Communication Solutions	$42.2	$22.1	$95.0	$45.1
Global Technology and Operations	55.0	49.0	130.3	105.5
Other	(31.9)	(68.1)	(92.4)	(89.3)
Foreign currency exchange	4.1	7.5	10.0	13.0
Total	$69.4	$10.5	$143.0	$74.3

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
KEY PERFORMANCE INDICATORS
Management focuses on a variety of key indicators to plan, measure and evaluate the Company’s business and financial performance. These performance indicators include Revenue and Recurring fee revenue as well as not generally accepted accounting principles measures (“Non-GAAP”) of Adjusted Operating income, Adjusted Net earnings, Adjusted earnings per share, Free Cash flow, and Closed sales. In addition, management focuses on select operating metrics specific to Broadridge of Record Growth and Internal Trade Growth, as defined below.
Refer to the section “Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures” for a reconciliation of Adjusted Operating income, Adjusted Net earnings, Adjusted earnings per share, and Free Cash flow to the most directly comparable GAAP measures, and an explanation for why these Non-GAAP metrics provide useful information to investors and how management uses these Non-GAAP metrics for operational and financial decision-making. Refer to the section “Results of Operations” for a description of Closed sales and an explanation of why Closed sales is a useful performance metric for management and investors.
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
The key performance indicators for the three and six months ended December 31, 2020, and 2019, are as follows:

	Select Operating Metrics

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

Record Growth
Equity proxy	24%	11%	20%	10%
Mutual fund interims	5%	6%	8%	4%

Internal Trade Growth	24%	(11)%	17%	(6)%

Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and six months ended December 31, 2020 compared to the three and six months ended December 31, 2019. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
“IBM Private Cloud Charges” represent a charge on the hardware assets transferred to International Business Machines Corporation (“IBM”) and other charges related to the information technology agreement for private cloud services (the “IBM Private Cloud Agreement”) between the Company and IBM.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the six months ended December 31, 2020, mutual fund proxy fee revenues were 25% greater compared to the six months ended December 31, 2019. During fiscal year 2020, mutual fund proxy fee revenues were 35% lower than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
Closed sales for the three months ended December 31, 2020 were $46.0 million, an increase of $0.9 million or 2%, compared to $45.1 million for the three months ended December 31, 2019. Closed sales for the three months ended December 31, 2020 are net of an allowance adjustment of $2.4 million.
Closed sales for the six months ended December 31, 2020 were $78.8 million, a decrease of $3.9 million or 5%, compared to $82.7 million for the six months ended December 31, 2019. Closed sales for the six months ended December 31, 2020 are net of an allowance adjustment of $4.1 million.

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
In fiscal year 2021 to date, there has not been a material impact as a result of Covid-19 on our consolidated revenues and pre-tax income. In addition, all of our production-related facilities remain operational and are continuing to provide ongoing services to our clients. Further, we have not experienced any significant supply-chain issues as our critical vendors have also remained operational and continue to meet their on-going service level requirements. We continue to engage with our clients to assist with their service demands, including our clients’ needs for any supplemental operational services and/or changes to existing service requirements in response to the Covid-19 pandemic.
Notwithstanding the foregoing, we are unable to precisely predict the impact that Covid-19 will have in the future due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our clients, and other factors identified in Part I, Item 1A. “Risk Factors” in our 2020 Annual Report. Given these uncertainties, Covid-19 could disrupt the business of certain of our clients, decrease our clients’ demand for our services, impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our consolidated results of operations and/or our financial condition in the future. We will continue to closely monitor and evaluate the nature and extent of the impact of Covid-19 to our business, consolidated results of operations, and financial condition.
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

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended December 31, 2020 versus Three Months Ended December 31, 2019
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended December 31, 2020 and 2019, and the dollar and percentage changes between periods:

	Three Months Ended December 31,
			Change
	2020	2019	$	%
	(In millions, except per share amounts)
Revenues	$1,054.9	$968.7	$86.3	9
Cost of revenues	806.5	780.9	25.5	3
Selling, general and administrative expenses	169.0	161.0	8.0	5
Total operating expenses	975.5	941.9	33.6	4

Operating income	79.5	26.8	52.7	197
Margin	7.5%	2.8%
Interest expense, net	(11.1)	(13.9)	2.7	(20)
Other non-operating income (expenses), net	1.0	(2.4)	3.4	(142)
Earnings before income taxes	69.4	10.5	58.9	NM
Provision for income taxes	13.1	0.4	12.7	NM
Effective tax rate	18.9%	3.8%
Net earnings	$56.3	$10.1	$46.2	NM
Basic earnings per share	$0.49	$0.09	$0.40	NM
Diluted earnings per share	$0.48	$0.09	$0.39	NM

Weighted average shares outstanding:
Basic	115.7	114.7
Diluted	117.8	117.2
NM - Not Meaningful

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended December 31, 2020 and 2019, and the dollar and percentage changes between periods:

	Three Months Ended December 31,
			Change
	2020	2019	$	%
	(In millions)
Recurring fee revenues	$696.2	$648.4	$47.8	7
Event-driven fee revenues	45.2	31.0	14.2	46
Distribution revenues	344.8	317.0	27.7	9
Foreign currency exchange	(31.2)	(27.8)	(3.4)	12
Total	$1,054.9	$968.7	$86.3	9

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	4pts	2pts	1pt	7%

Revenues increased $86.3 million, or 9%, to $1,054.9 million from $968.7 million.
•Recurring fee revenues increased $47.8 million primarily due to growth from onboarding of new business, internal growth, and the impact of acquisitions. Internal growth of 2pts was driven by GTO, primarily due to higher equity trade volumes as compared to the prior year period.
•Event-driven fee revenues increased $14.2 million due to increased mutual fund proxy and other communications.
•Distribution revenues increased $27.7 million primarily due to the increase in volume of regulatory and event-driven communications.
•Currencies negatively impacted revenues by $3.4 million due to a combination of foreign acquisitions and continued international revenue growth.
Total operating expenses. Operating expenses increased $33.6 million, or 4%, to $975.5 million from $941.9 million as a result of an increase in both cost of revenues and selling, general and administrative expenses:
•Cost of revenues - The increase of $25.5 million in cost of revenues primarily reflects (i) higher distribution cost of revenues, (ii) higher proxy fulfillment expenses, (iii) operating costs from acquisitions and related amortization expense, and (iv) accelerated spend on growth initiatives, partially offset by (v) lower charges associated with the IBM Private Cloud Agreement compared to the prior year period.
•Selling, general and administrative expenses - The increase of $8.0 million in selling, general, and administrative expenses primarily reflects accelerated spend on growth initiatives and the impact of acquisitions.
Interest expense, net. Interest expense, net was $11.1 million, a decrease of $2.7 million, from $13.9 million for the three months ended December 31, 2019. The decrease of $2.7 million was primarily due to a decrease in interest expense from lower average interest rates on borrowings.
Other non-operating income (expenses), net. Other non-operating income, net for the three months ended December 31, 2020 was $1.0 million, compared to other non-operating expenses, net of $2.4 million for the three months ended December 31, 2019. The increase of $3.4 million was primarily due to higher gains on investments in the current period.
Provision for income taxes.
•Effective tax rate for the three months ended December 31, 2020: 18.9%
•Effective tax rate for the three months ended December 31, 2019: 3.8%

The increase in the effective tax rate for the three months ended December 31, 2020 was driven by the reduced impact of discrete tax items relative to pre-tax income in the current year period compared to the prior year period.

Six Months Ended December 31, 2020 versus Six Months Ended December 31, 2019
The table below presents Condensed Consolidated Statements of Earnings data for the six months ended December 31, 2020 and 2019, and the dollar and percentage changes between periods:

	Six Months Ended December 31,
			Change
	2020	2019	$	%
	(In millions, except per share amounts)
Revenues	$2,072.3	$1,917.2	$155.1	8
Cost of revenues	1,593.5	1,508.4	85.1	6
Selling, general and administrative expenses	320.7	309.0	11.8	4
Total operating expenses	1,914.3	1,817.3	96.9	5

Operating income	158.1	99.9	58.2	58
Margin	7.6%	5.2%
Interest expense, net	(25.6)	(27.0)	1.4	(5)
Other non-operating income (expenses), net	10.5	1.4	9.0	NM
Earnings before income taxes	143.0	74.3	68.7	92
Provision for income taxes	20.9	8.3	12.5	152
Effective tax rate	14.6%	11.2%
Net earnings	$122.1	$66.0	$56.1	85
Basic earnings per share	$1.06	$0.58	$0.48	83
Diluted earnings per share	$1.04	$0.56	$0.48	86

Weighted average shares outstanding:
Basic	115.5	114.5
Diluted	117.6	117.1
NM - Not Meaningful

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the six months ended December 31, 2020 and 2019, and the dollar and percentage changes between periods:

	Six Months Ended December 31,
			Change
	2020	2019	$	%
	(In millions)
Recurring fee revenues	$1,367.5	$1,271.6	$95.9	8
Event-driven fee revenues	90.7	71.1	19.5	28
Distribution revenues	676.9	630.3	46.6	7
Foreign currency exchange	(62.7)	(55.8)	(6.9)	12
Total	$2,072.3	$1,917.2	$155.1	8

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	5pts	1pt	2pts	8%

Revenues increased $155.1 million, or 8%, to $2,072.3 million from $1,917.2 million.
•Recurring fee revenues increased $95.9 million primarily due to growth from onboarding of new business and the impact of acquisitions. Internal growth of 1pt was driven by (i) GTO, primarily higher equity trade volumes, and (ii) higher ICS volume of equity proxy, mutual fund, and exchange traded fund communications, partially offset by (iii) lower interest rates on cash balances we hold for retirement accounts and lower customer communication volumes.
•Event-driven fee revenues increased $19.5 million due to increased mutual fund proxy and other communications.
•Distribution revenues increased $46.6 million primarily due to the increase in the volume of regulatory and event-driven communications.
•Currencies negatively impacted revenues by $6.9 million due to a combination of foreign acquisitions and continued international revenue growth.
Total operating expenses. Operating expenses increased $96.9 million, or 5%, to $1,914.3 million from $1,817.3 million as a result of an increase in both cost of revenues and selling, general and administrative expenses:
•Cost of revenues - The increase of $85.1 million in cost of revenues primarily reflects (i) higher distribution costs of revenues driven by an increase in distribution revenues, (ii) costs associated with the Company's real estate realignment initiative, including lease exit and impairment charges and other facility exit costs, (iii) higher operating costs from acquisitions and related amortization expense, and (iv) accelerated spend on growth initiatives, partially offset by (v) lower charges associated with the IBM Private Cloud Agreement compared to the prior year period.
•Selling, general and administrative expenses - The increase of $11.8 million in selling, general, and administrative expenses primarily reflects accelerated spend on growth initiatives and the impact of acquisitions.
Interest expense, net. Interest expense, net was $25.6 million, a decrease of $1.4 million, from $27.0 million for the six months ended December 31, 2019. The decrease of $1.4 million was primarily due to a decrease in interest expense from lower average interest rates on borrowings.
Other non-operating income (expenses), net. Other non-operating income, net for the six months ended December 31, 2020 was $10.5 million, compared to other non-operating income, net of $1.4 million for the six months ended December 31, 2019. The increase of $9.0 million was primarily due to higher gains on investments year-to-date as compared to the prior year period.

Provision for income taxes.
•Effective tax rate for the six months ended December 31, 2020: 14.6%
•Effective tax rate for the six months ended December 31, 2019: 11.2%

The increase in the effective tax rate for the six months ended December 31, 2020 was driven by the reduced impact of discrete tax items relative to pre-tax income in the current year period compared to the prior year period.

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
Revenues

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2020	2019	$	%	2020	2019	$	%
	(In millions)
Investor Communication Solutions	$783.9	$715.6	$68.3	10	$1,536.7	$1,418.2	$118.5	8
Global Technology and Operations	302.3	280.9	21.4	8	598.4	554.8	43.5	8
Foreign currency exchange	(31.2)	(27.8)	(3.4)	12	(62.7)	(55.8)	(6.9)	12
Total	$1,054.9	$968.7	$86.3	9	$2,072.3	$1,917.2	$155.1	8

Earnings Before Income Taxes

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2020	2019	$	%	2020	2019	$	%
	(In millions)
Investor Communication Solutions	$42.2	$22.1	$20.1	91	$95.0	$45.1	$50.0	111
Global Technology and Operations	55.0	49.0	6.0	12	130.3	105.5	24.8	24
Other	(31.9)	(68.1)	36.2	(53)	(92.4)	(89.3)	(3.1)	3
Foreign currency exchange	4.1	7.5	(3.4)	(45)	10.0	13.0	(3.0)	(23)
Total	$69.4	$10.5	$58.9	NM	$143.0	$74.3	$68.7	92
NM - Not Meaningful

Investor Communication Solutions
Revenues for the three months ended December 31, 2020 increased $68.3 million to $783.9 million from $715.6 million, and earnings before income taxes increased $20.1 million to $42.2 million from $22.1 million.
Revenues for the six months ended December 31, 2020 increased $118.5 million to $1,536.7 million from $1,418.2 million, and earnings before income taxes increased $50.0 million to $95.0 million from $45.1 million.

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2020	2019	$	%	2020	2019	$	%
	(In millions)
Revenues
Recurring fee revenues	$393.9	$367.5	$26.4	7	$769.1	$716.7	$52.4	7
Event-driven fee revenues	45.2	31.0	14.2	46	90.7	71.1	19.5	28
Distribution revenues	344.8	317.0	27.7	9	676.9	630.3	46.6	7
Total	$783.9	$715.6	$68.3	10	$1,536.7	$1,418.2	$118.5	8

Earnings Before Income Taxes
Earnings before income taxes	$42.2	$22.1	$20.1	91	$95.0	$45.1	$50.0	111
Pre-tax Margin	5.4%	3.1%			6.2%	3.2%

	Points of Growth				Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	5pts	(0)pt	2pts	7%	5pts	(1)pt	3pts	7%
For the three months ended December 31, 2020:
•Recurring fee revenues grew 7% driven by Net New Business and the impact of acquisitions. Internal growth had a neutral impact as the benefit of higher volume of equity proxy, mutual fund, and exchange traded fund communications was offset by lower customer communication volumes and lower interest rates on cash balances we hold for retirement accounts.
•Event-driven fee revenues grew 46% due to increased mutual fund proxy and other communications.
•Higher distribution revenues resulted primarily from the increase in the volume of regulatory and event-driven communications.
•The earnings increase was primarily due to the increase in recurring and event-driven fee revenues and prudent expense management.
•Pre-tax margins increased by 2.3 percentage points to 5.4% from 3.1%.
For the six months ended December 31, 2020:
•Recurring fee revenues grew 7% driven by Net New Business and the impact of acquisitions. Internal growth was negatively impacted by lower interest rates on cash balances we hold for retirement accounts and lower customer communication volumes, which more than offset the benefit of higher volume of equity proxy, mutual fund, and exchange traded fund communications.
•Event-driven fee revenues grew 28% due to increased mutual fund proxy and other communications.
•Higher distribution revenues resulted primarily from the increase in the volume of regulatory and event-driven communications.
•The earnings increase was primarily due to the increase in recurring and event-driven fee revenues and prudent expense management.
•Pre-tax margins increased by 3.0 percentage points to 6.2% from 3.2%.

Global Technology and Operations
Revenues for the three months ended December 31, 2020 increased $21.4 million to $302.3 million from $280.9 million, and earnings before income taxes increased $6.0 million to $55.0 million from $49.0 million.
Revenues for the six months ended December 31, 2020 increased $43.5 million to $598.4 million from $554.8 million, and earnings before income taxes increased $24.8 million to $130.3 million from $105.5 million.

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2020	2019	$	%	2020	2019	$	%
	(In millions)
Revenues
Recurring fee revenues	$302.3	$280.9	$21.4	8	$598.4	$554.8	$43.5	8

Earnings Before Income Taxes
Earnings before income taxes	$55.0	$49.0	$6.0	12	$130.3	$105.5	$24.8	24
Pre-tax Margin	18.2%	17.4%			21.8%	19.0%

	Points of Growth				Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	3pts	4pts	1pt	8%	4pts	2pts	1pt	8%
For the three months ended December 31, 2020:
•Recurring fee revenues grew 8% driven primarily by the benefit of higher equity trading volumes and onboarding of new clients. Acquisitions contributed 1 point to growth.
•The earnings increase was driven by higher organic revenues. Expense growth during the quarter was driven by (i) accelerated spend on growth initiatives, (ii) onboarding of new business, and (iii) the impact of recent acquisitions. Pre-tax margins increased by 0.8 percentage points to 18.2% from 17.4%.
For the six months ended December 31, 2020:
•Recurring fee revenues grew 8% driven primarily by onboarding of new clients and the benefit of higher equity trading volumes. Acquisitions contributed 1 point to growth.
•The earnings increase was driven by higher organic revenues and expense reduction initiatives. Expense growth was driven by (i) accelerated spend on growth initiatives, (ii) onboarding of new business, and (iii) the impact of recent acquisitions. Pre-tax margins increased by 2.8 percentage points to 21.8% from 19.0%.
Other
Loss before income taxes was $31.9 million for the three months ended December 31, 2020, a decrease of $36.2 million, or 53%, compared to $68.1 million for the three months ended December 31, 2019.
•The decreased loss before income taxes was primarily due to charges associated with the IBM Private Cloud Agreement of $33.4 million that occurred in the prior year period.
Loss before income taxes was $92.4 million for the six months ended December 31, 2020, an increase of $3.1 million, or 3%, compared to $89.3 million for the six months ended December 31, 2019.
•The increased loss before income taxes was primarily due to costs associated with the Company's real estate realignment initiative, including lease exit and impairment charges and other facility exit costs of $31.7 million, as well as certain expenses associated with the Covid-19 pandemic, partially offset by charges associated with the IBM Private Cloud Agreement of $33.4 million that occurred in the prior year period.

Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures
The Company’s results in this Quarterly Report on Form 10-Q are presented in accordance with U.S. GAAP except where otherwise noted. In certain circumstances, Non-GAAP results have been presented. These Non-GAAP measures are Adjusted Operating income, Adjusted Operating income margin, Adjusted Net earnings, Adjusted earnings per share, and Free cash flow. These Non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results.
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
Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Earnings and Adjusted Earnings Per Share
These Non-GAAP measures reflect Operating income, Operating income margin, Net earnings, and Diluted earnings per share, each as adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items the exclusion of which management believes provides insight regarding our ongoing operating performance. Depending on the period presented, these adjusted measures exclude the impact of certain of the following items: (i) Amortization of Acquired Intangibles and Purchased Intellectual Property, (ii) Acquisition and Integration Costs, (iii) IBM Private Cloud Charges, (iv) Real Estate Realignment and Covid-19 Related Expenses, (v) Investment Gain, and (vi) Software Charge. Amortization of Acquired Intangibles and Purchased Intellectual Property represents non-cash amortization expenses associated with the Company's acquisition activities. Acquisition and Integration Costs represent certain transaction and integration costs associated with the Company’s acquisition activities. IBM Private Cloud Charges represent a charge on the hardware assets transferred to IBM and other charges related to the IBM Private Cloud Agreement. Real Estate Realignment and Covid-19 Related Expenses represent costs associated with the Company’s real estate realignment initiative, including lease exit and impairment charges and other facility exit costs, as well as certain expenses associated with the Covid-19 pandemic. The Covid-19 Related Expenses are direct expenses incurred by the Company to protect the health and safety of Broadridge associates, including the cost of personal protective equipment, enhanced cleaning measures in our facilities and other related expenses. Investment Gain represents a non-operating, non-cash gain on a privately held investment. Software Charge represents a charge related to an internal use software product that is no longer expected to be used.
We exclude Acquisition and Integration Costs, IBM Private Cloud Charges, Real Estate Realignment and Covid-19 Related Expenses, the Investment Gain, and the Software Charge from our Adjusted Operating income (as applicable) and other adjusted earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and enhances comparability across fiscal reporting periods, as these items are not reflective of our underlying operations or performance. We also exclude the impact of Amortization of Acquired Intangibles and Purchased Intellectual Property, as these non-cash amounts are significantly impacted by the timing and size of individual acquisitions and do not factor into the Company's capital allocation decisions, management compensation metrics or multi-year objectives. Furthermore, management believes that this adjustment enables better comparison of our results as Amortization of Acquired Intangibles and Purchased Intellectual Property will not recur in future periods once such intangible assets have been fully amortized. Although we exclude Amortization of Acquired Intangibles and Purchased Intellectual Property from our adjusted earnings measures, our management believes that it is important for investors to understand that these intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets.
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

Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(In millions)
Operating income (GAAP)	$79.5	$26.8	$158.1	$99.9
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	32.6	30.3	64.9	58.4
Acquisition and Integration Costs	0.7	3.4	2.4	5.9
IBM Private Cloud Charges	—	33.4	—	33.4
Real Estate Realignment and Covid-19 Related Expenses	5.8	—	37.8	—
Software Charge	—	—	6.0	—
Adjusted Operating income (Non-GAAP)	$118.6	$93.9	$269.1	$197.5
Operating income margin (GAAP)	7.5%	2.8%	7.6%	5.2%
Adjusted Operating income margin (Non-GAAP)	11.2%	9.7%	13.0%	10.3%

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(In millions)
Net earnings (GAAP)	$56.3	$10.1	$122.1	$66.0
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	32.6	30.3	64.9	58.4
Acquisition and Integration Costs	0.7	3.4	2.4	5.9
IBM Private Cloud Charges	—	33.4	—	33.4
Real Estate Realignment and Covid-19 Related Expenses	5.8	—	37.8	—
Investment Gain	—	—	(8.7)	—
Software Charge	—	—	6.0	—
Taxable adjustments	39.1	67.1	102.3	97.7
Tax impact of adjustments (a)	(9.5)	(14.8)	(24.1)	(21.3)
Adjusted Net earnings (Non-GAAP)	$85.9	$62.4	$200.3	$142.3

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Diluted earnings per share (GAAP)	$0.48	$0.09	$1.04	$0.56
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.28	0.26	0.55	0.50
Acquisition and Integration Costs	0.01	0.03	0.02	0.05
IBM Private Cloud Charges	—	0.28	—	0.28
Real Estate Realignment and Covid-19 Related Expenses	0.05	—	0.32	—
Investment Gain	—	—	(0.07)	—
Software Charge	—	—	0.05	—
Taxable adjustments	0.33	0.57	0.87	0.83
Tax impact of adjustments (a)	(0.08)	(0.13)	(0.21)	(0.18)
Adjusted earnings per share (Non-GAAP)	$0.73	$0.53	$1.70	$1.22
(a) Calculated using the GAAP effective tax rate, adjusted to exclude $3.6 million and $12.8 million of excess tax benefits associated with stock-based compensation for the three and six months ended December 31, 2020, respectively, and $2.2 million and $7.9 million of excess tax benefits associated with stock-based compensation for the three and six months ended December 31, 2019, respectively. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Six Months Ended December 31,
	2020	2019
	(In millions)
Net cash flows provided by operating activities (GAAP)	$83.3	$11.5
Capital expenditures and Software purchases and capitalized internal use software	(50.8)	(43.0)
Proceeds from asset sales	18.0	—
Free cash flow (Non-GAAP)	$50.5	$(31.5)

Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	December 31, 2020	June 30, 2020
	(In millions)
Cash and cash equivalents:
Domestic cash	$169.2	$291.2
Cash held by foreign subsidiaries	130.3	118.6
Cash held by regulated entities	66.1	66.8
Total cash and cash equivalents	$365.6	$476.6

At December 31, 2020, Cash and cash equivalents were $365.6 million and Total stockholders’ equity was $1,434.0 million. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases. Given the volatility in the rapidly changing market and economic conditions related to the Covid-19 pandemic, we will continue to evaluate the nature and extent of the impact of the Covid-19 pandemic on our business and financial position.

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
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at December 31, 2020	Carrying value at December 31, 2020	Carrying value at June 30, 2020	Unused Available Capacity	Fair Value at December 31, 2020
			(In millions)
Current portion of long-term debt
Fiscal 2014 Senior Notes (a)	September 2020	$—	$—	$399.9	$—	$—
Total		$—	$—	$399.9	$—	$—

Long-term debt, excluding current portion
Fiscal 2019 Revolving Credit Facility:
U.S. dollar tranche	March 2024	$395.0	$395.0	$—	$705.0	$395.0
Multicurrency tranche	March 2024	137.1	137.1	149.8	262.9	137.1
Total Revolving Credit Facility		532.1	532.1	149.8	967.9	532.1

Fiscal 2016 Senior Notes	June 2026	500.0	496.4	496.1	—	564.3
Fiscal 2020 Senior Notes	December 2029	750.0	742.1	741.7	—	826.8
Total Senior Notes		1,250.0	1,238.5	1,237.8	—	1,391.1

Total long-term debt		$1,782.1	$1,770.6	$1,387.6	$967.9	$1,923.2

Total debt		$1,782.1	$1,770.6	$1,787.5	$967.9	$1,923.2
_________
(a) On September 1, 2020, the Company repaid in full the $400.0 million in Fiscal 2014 Senior Notes that were outstanding at their maturity date.
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2021	2022	2023	2024	2025	Thereafter	Total
(In millions)	$—	$—	$—	$532.1	$—	$1,250.0	$1,782.1

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
Cash Flows

	Six Months Ended December 31,
			Change
	2020	2019	$
	(In millions)
Net cash flows provided by operating activities	$83.3	$11.5	$71.9
Net cash flows used in investing activities	$(43.9)	$(331.2)	$287.3
Net cash flows provided by (used in) financing activities	$(156.6)	$280.5	$(437.1)

Free cash flow:
Net cash flows provided by operating activities (GAAP)	$83.3	$11.5	$71.9
Capital expenditures and Software purchases and capitalized internal use software	(50.8)	(43.0)	(7.9)
Proceeds from asset sales	18.0	—	18.0
Free cash flow (Non-GAAP)	$50.5	$(31.5)	$82.0

The increase in cash provided by operating activities of $71.9 million in the six months ended December 31, 2020, as compared to the six months ended December 31, 2019, was primarily due to higher net earnings and lower cash used in working capital, partially offset by increased scaling of client-related platform implementation and development as compared to the prior year period.
The decrease in cash used in investing activities of $287.3 million in the six months ended December 31, 2020, as compared to the six months ended December 31, 2019, primarily reflects no acquisition activity in the current year period compared to the prior year period, as well as proceeds from asset sales in the current period that did not occur in the prior year period.
The increase in cash used in financing activities of $437.1 million in the six months ended December 31, 2020, as compared to the six months ended December 31, 2019, primarily reflects higher borrowings net of repayments in the prior year period.
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
Contractual Obligations
In March 2010, the Company and IBM entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022, but a two-year extension was signed in March 2015, amending the expiration date to June 30, 2024. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended IT Services Agreement at December 31, 2020 are $219.8 million through fiscal year 2027, the final year of the Amended IT Services Agreement.

In December 2019, the Company entered into the IBM Private Cloud Agreement under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The IBM Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the IBM Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and that such transferred employees are expected to continue providing services to the Company on behalf of IBM under the IBM Private Cloud Agreement. Pursuant to the IBM Private Cloud Agreement, the Company agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide to IBM. The transfer of the Hardware to IBM closed on September 30, 2020 for a selling price of $18.0 million. Fixed minimum commitments remaining under the IBM Private Cloud Agreement at December 31, 2020 are $220.9 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premise solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at December 31, 2020 are $27.2 million through fiscal year 2029, the final year of the contract.
The Company has an equity investment that is a variable interest in a variable interest entity, the Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to this unconsolidated investment totaled $19.7 million as of December 31, 2020, which represents the carrying value of our investment and is recorded in Other non-current assets in the Company’s Condensed Consolidated Balance Sheets. In addition, as of December 31, 2020, the Company has a future commitment to fund this investee for up to an additional $14.0 million if certain future funding milestones are met. Additional funding provided by the Company to the investee as a result of meeting the future funding milestones would increase the Company’s corresponding potential maximum loss exposure by that amount.
In addition, as of December 31, 2020, the Company also has a future commitment to fund $2.7 million to one of the Company’s other investees.
Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at December 31, 2020.
Off-balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company was not a party to any derivative financial instruments at December 31, 2020 or at June 30, 2020. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.
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
Item 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2020 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our second fiscal quarter ended December 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2020 - October 31, 2020	—	$—	—	9,586,545
November 1, 2020 - November 30, 2020	—	—	—	9,586,545
December 1, 2020 - December 31, 2020	—	—	—	9,586,545
Total	—	$—	—
_____________
(1)Represents shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2)During the fiscal quarter ended December 31, 2020, the Company did not repurchase shares of common stock under its share repurchase program. At December 31, 2020, the Company had 9.6 million shares available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

Item 6.    EXHIBITS
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Edmund Reese Offer Letter dated October 15, 2020.
31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and six months ended December 31, 2020 and 2019, (ii) condensed consolidated statements of comprehensive income for the three and six months ended December 31, 2020 and 2019, (iii) condensed consolidated balance sheets as of December 31, 2020 and June 30, 2020, (iv) condensed consolidated statements of cash flows for the six months ended December 31, 2020 and 2019, (v) condensed consolidated statements of stockholders’ equity for the three and six months ended December 31, 2020 and 2019, and (vi) the notes to the condensed consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: February 2, 2021	By:	/s/ Edmund Reese
Edmund Reese
Corporate Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)