Form 10-Q
period 2021-03-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2021-05-04
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 29, 2021, was 116,125,688 shares.

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
Factors related to the Itiviti Acquisition (as defined below) discussed in this Quarterly Report that could cause actual results to differ materially from those contemplated by the forward-looking statements include:
• uncertainties as to the timing to consummate the acquisition ( the “Itiviti Acquisition”) of Itiviti Holding AB (“Itiviti”);
• the risk that a condition to closing the Itiviti Acquisition may not be satisfied or that the Itiviti Acquisition may otherwise not be consummated;
• the risk that regulatory approvals are not obtained or are obtained subject to conditions that are not anticipated by the         parties;
• potential litigation relating to the Itiviti Acquisition that could be instituted;
• the effects of disruption to Broadridge’s or Itiviti and its subsidiaries’ respective businesses;
• the impact of transaction costs;
• Broadridge’s ability to achieve the benefits from the Itiviti Acquisition;
• Broadridge’s ability to effectively integrate the acquired operations into its own operations;
• the ability of Broadridge to retain and hire key personnel of Itiviti and its subsidiaries;
• the effects of any unknown liabilities of Itiviti and its subsidiaries;
• the diversion of management time on transaction-related issues; and

• the risk that a condition to funding under our committed financing with respect to the Itiviti Acquisition may not be satisfied and our failure to obtain any replacement financing necessary to complete the Itiviti Acquisition.

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

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended March 31,		Nine Months Ended March 31,
		2021	2020	2021	2020
Revenues	(Note 3)	$1,389.8	$1,249.9	$3,462.1	$3,167.1
Operating expenses:
Cost of revenues		960.5	872.5	2,554.1	2,380.9
Selling, general and administrative expenses		190.0	151.1	510.8	460.1
Total operating expenses		1,150.6	1,023.7	3,064.8	2,841.0
Operating income		239.2	226.3	397.3	326.1
Interest expense, net	(Note 5)	(11.8)	(16.2)	(37.3)	(43.2)
Other non-operating income (expenses), net		(10.6)	0.4	(0.1)	1.8
Earnings before income taxes		216.9	210.5	359.8	284.8
Provision for income taxes	(Note 13)	51.9	43.6	72.7	52.0
Net earnings		$165.0	$166.8	$287.1	$232.8

Basic earnings per share		$1.42	$1.46	$2.48	$2.03
Diluted earnings per share		$1.40	$1.43	$2.44	$1.99

Weighted-average shares outstanding:
Basic	(Note 4)	115.8	114.6	115.6	114.6
Diluted	(Note 4)	118.0	117.0	117.7	117.1

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net earnings	$165.0	$166.8	$287.1	$232.8
Other comprehensive income (loss), net:
Foreign currency translation adjustments	26.5	0.1	68.6	2.9
Pension and post-retirement liability adjustment, net of taxes of $(0.2) and $(0.1) for the three months ended March 31, 2021 and 2020, respectively; and $(0.6) and $(0.3) for the nine months ended March 31, 2021 and 2020, respectively	0.6	0.4	1.8	1.1
Fair market value gain on cash flow hedge, net of taxes of $(1.9) and $(0.0) for the three months ended March 31, 2021 and 2020, respectively; and $(1.9) and $(0.0) for the nine months ended March 31, 2021 and 2020, respectively	5.9	—	5.9	—
Total other comprehensive income (loss), net	33.1	0.5	76.4	4.0
Comprehensive income	$198.1	$167.3	$363.5	$236.8

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		March 31, 2021	June 30, 2020
Assets
Current assets:
Cash and cash equivalents		$355.8	$476.6
Accounts receivable, net of allowance for doubtful accounts of $8.2 and $9.8, respectively		871.0	711.3
Other current assets		151.8	140.1
Total current assets		1,378.6	1,328.0
Property, plant and equipment, net		167.2	161.6
Goodwill		1,723.3	1,674.5
Intangible assets, net		546.8	583.8
Other non-current assets	(Note 8)	1,370.9	1,141.9
Total assets		$5,186.8	$4,889.8
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	(Note 10)	$—	$399.9
Payables and accrued expenses	(Note 9)	876.1	829.9
Contract liabilities		126.5	111.2
Total current liabilities		1,002.6	1,341.0
Long-term debt	(Note 10)	1,737.7	1,387.6
Deferred taxes		157.4	126.8
Contract liabilities		187.7	175.4
Other non-current liabilities	(Note 11)	511.9	512.4
Total liabilities		3,597.4	3,543.2
Commitments and contingencies	(Note 14)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 115.9 and 115.1 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,241.2	1,178.5
Retained earnings		2,390.2	2,302.6
Treasury stock, at cost: 38.6 and 39.3 shares, respectively		(2,019.6)	(2,035.7)
Accumulated other comprehensive loss	(Note 15)	(24.1)	(100.4)
Total stockholders’ equity		1,589.3	1,346.5
Total liabilities and stockholders’ equity		$5,186.8	$4,889.8

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net earnings	287.1	$232.8
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	47.6	56.5
Amortization of acquired intangibles and purchased intellectual property	96.8	90.9
Amortization of other assets	83.1	76.0
Write-down of long-lived assets and related charges	34.7	32.1
Stock-based compensation expense	46.4	47.6
Deferred income taxes	24.2	9.7
Other	(36.5)	(16.0)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Increase in Accounts receivable, net	(138.3)	(142.7)
Increase in Other current assets	(21.7)	(21.7)
Increase (decrease) in Payables and accrued expenses	1.6	(22.7)
Increase in Contract liabilities	12.7	18.2
Non-current assets and liabilities:
Increase in Other non-current assets	(317.6)	(244.7)
Increase in Other non-current liabilities	69.3	39.6
Net cash flows provided by operating activities	189.5	155.6
Cash Flows From Investing Activities
Capital expenditures	(41.5)	(48.5)
Software purchases and capitalized internal use software	(29.7)	(25.0)
Proceeds from asset sales	18.0	—
Acquisitions, net of cash acquired	—	(339.1)
Other investing activities	(11.8)	(15.3)
Net cash flows used in investing activities	(65.0)	(427.9)
Cash Flows From Financing Activities
Debt proceeds	725.0	1,575.3
Debt repayments	(780.6)	(960.6)
Dividends paid	(195.1)	(179.2)
Purchases of Treasury stock	(1.0)	(50.5)
Proceeds from exercise of stock options	33.9	26.4
Other financing activities	(37.3)	(9.8)
Net cash flows provided by (used in) financing activities	(255.1)	401.6
Effect of exchange rate changes on Cash and cash equivalents	9.7	(0.4)
Net change in Cash and cash equivalents	(120.8)	128.9
Cash and cash equivalents, beginning of period	476.6	273.2
Cash and cash equivalents, end of period	$355.8	$402.1
Supplemental disclosure of cash flow information:
Cash payments made for interest	$33.0	$37.8
Cash payments made for income taxes, net of refunds	$70.6	$73.1
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$39.5	$9.0
Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2020	154.5	$1.6	$1,219.6	$2,291.8	$(2,021.8)	$(57.1)	$1,434.0
Comprehensive income (loss)	—	—	—	165.0	—	33.1	198.1
Stock option exercises	—	—	6.6	—	—	—	6.6
Stock-based compensation	—	—	17.6	—	—	—	17.6
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(0.3)	—	(0.3)
Treasury stock reissued (0.1 shares)	—	—	(2.5)	—	2.5	—	—
Common stock dividends ($0.575 per share)	—	—	—	(66.6)	—	—	(66.6)
Balances, March 31, 2021	154.5	$1.6	$1,241.2	$2,390.2	$(2,019.6)	$(24.1)	$1,589.3

	Nine Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2020	154.5	$1.6	$1,178.5	$2,302.6	$(2,035.7)	$(100.4)	$1,346.5
Comprehensive income (loss)	—	—	—	287.1	—	76.4	363.5
Stock option exercises	—	—	33.9	—	—	—	33.9
Stock-based compensation	—	—	46.1	—	—	—	46.1
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(1.0)	—	(1.0)
Treasury stock reissued (0.8 shares)	—	—	(17.2)	—	17.2	—	—
Common stock dividends ($1.725 per share)	—	—	—	(199.5)	—	—	(199.5)
Balances, March 31, 2021	154.5	$1.6	$1,241.2	$2,390.2	$(2,019.6)	$(24.1)	$1,589.3

See Notes to Condensed Consolidated Financial Statements.

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2019	154.5	$1.6	$1,150.1	$2,030.1	$(1,988.7)	$(67.7)	$1,125.4
Comprehensive income (loss)	—	—	—	166.8	—	0.5	167.3
Stock option exercises	—	—	4.8	—	—	—	4.8
Stock-based compensation	—	—	17.3	—	—	—	17.3
Treasury stock acquired (0.4 shares)	—	—	—	—	(50.5)	—	(50.5)
Treasury stock reissued (0.1 shares)	—	—	(2.9)	—	2.9	—	—
Common stock dividends ($0.54 per share)	—	—	—	(61.8)	—	—	(61.8)
Balances, March 31, 2020	154.5	$1.6	$1,169.3	$2,135.1	$(2,036.2)	$(67.2)	$1,202.5

	Nine Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2019	154.5	$1.6	$1,109.3	$2,087.7	$(1,999.8)	$(71.2)	$1,127.5
Comprehensive income (loss)	—	—	—	232.8	—	4.0	236.8
Cumulative effect of changes in accounting principles (a)	—	—	—	0.2	—	—	0.2
Stock option exercises	—	—	26.7	—	—	—	26.7
Stock-based compensation	—	—	47.4	—	—	—	47.4
Treasury stock acquired (0.4 shares)	—	—	—	—	(50.5)	—	(50.5)
Treasury stock reissued (0.6 shares)	—	—	(14.0)	—	14.0	—	—
Common stock dividends ($1.62 per share)	—	—	—	(185.6)	—	—	(185.6)
Balances, March 31, 2020	154.5	$1.6	$1,169.3	$2,135.1	$(2,036.2)	$(67.2)	$1,202.5
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
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with SEC requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed on August 11, 2020 with the SEC. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at March 31, 2021 and June 30, 2020, the results of its operations for the three and nine months ended March 31, 2021 and 2020, its cash flows for the nine months ended March 31, 2021 and 2020, and its changes in stockholders’ equity for the three and nine months ended March 31, 2021 and 2020. Certain prior period amounts have been reclassified to conform to the current year presentation where applicable.
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

	Three Months Ended March 31,		Nine Months Ended March 31,

	2021	2020	2021	2020
	(In millions)		(In millions)
Investor Communication Solutions
Regulatory	$289.6	$241.5	$572.9	$492.2
Data-driven fund solutions	89.6	88.9	261.2	249.3
Issuer	44.3	34.6	82.8	68.1
Customer communications	163.0	164.0	438.7	436.1
Total ICS Recurring fee revenues	586.5	529.0	1,355.6	1,245.8

Equity and other	40.4	22.1	79.5	54.9
Mutual funds	33.4	17.0	85.0	55.3
Total ICS Event-driven fee revenues	73.8	39.1	164.5	110.3

Distribution revenues	449.1	412.1	1,126.0	1,042.4

Total ICS Revenues	$1,109.3	$980.2	$2,646.0	$2,398.4

Global Technology and Operations
Capital markets	$167.3	$169.2	$499.4	$479.5
Wealth and investment management	146.2	136.2	412.4	380.8
Total GTO Recurring fee revenues	313.5	305.5	911.9	860.3

Foreign currency exchange	(33.1)	(35.8)	(95.8)	(91.6)

Total Revenues	$1,389.8	$1,249.9	$3,462.1	$3,167.1

Revenues by Type
Recurring fee revenues	$900.0	$834.5	$2,267.5	$2,106.1
Event-driven fee revenues	73.8	39.1	164.5	110.3
Distribution revenues	449.1	412.1	1,126.0	1,042.4
Foreign currency exchange	(33.1)	(35.8)	(95.8)	(91.6)
Total Revenues	$1,389.8	$1,249.9	$3,462.1	$3,167.1
Contract Balances
The following table provides information about contract assets and liabilities:

	March 31, 2021	June 30, 2020
	(In millions)
Contract assets	$83.7	$81.9
Contract liabilities	$314.3	$286.6

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

During the nine months ended March 31, 2021, contract assets were relatively flat as compared to the June 30, 2020 balance, while contract liabilities increased due to the timing of client payments in relation to the timing of revenue recognized. The Company recognized $143.5 million of revenue during the nine months ended March 31, 2021 that was included in the contract liability balance as of June 30, 2020.

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
The computation of diluted EPS excluded 0.3 million options to purchase Broadridge common stock for the three months ended March 31, 2021, and 0.4 million options to purchase Broadridge common stock for the nine months ended March 31, 2021, as the effect of their inclusion would have been anti-dilutive.
The computation of diluted EPS excluded 0.5 million options to purchase Broadridge common stock for the three months ended March 31, 2020, and 0.5 million options to purchase Broadridge common stock for the nine months ended March 31, 2020, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations (in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Weighted-average shares outstanding:
Basic	115.8	114.6	115.6	114.6
Common stock equivalents	2.1	2.3	2.1	2.5
Diluted	118.0	117.0	117.7	117.1

NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(In millions)
Interest expense on borrowings	$(12.0)	$(16.7)	$(39.2)	$(46.3)
Interest income	0.3	0.5	1.9	3.2
Interest expense, net	$(11.8)	$(16.2)	$(37.3)	$(43.2)

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
Refer to Note 14, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a discussion of the Company’s pending acquisition of Itiviti Holding AB, a provider of trading and connectivity technology to the capital markets industry (“Itiviti”), (the “Itiviti Acquisition”), and Note 10, “Borrowings” for a discussion of the financing related to the Itiviti Acquisition (the “Fiscal 2021 Term Loans”).
During the nine months ended March 31, 2021, there were no other acquisitions.

Fiscal Year 2020 Acquisitions:

BUSINESS COMBINATIONS

Financial information on each transaction is as follows:

	Shadow Financial	Fi360	Clear-Structure	Funds-Library	Total
	(In millions)
Cash payments, net of cash acquired	$35.6	$116.0	$59.1	$69.9	$280.7
Deferred payments, net	3.0	3.5	2.1	—	8.6
Contingent consideration liability	—	—	7.0	—	7.0
Aggregate purchase price	$38.6	$119.5	$68.3	$69.9	$296.3

Net tangible assets acquired / (liabilities assumed)	$(0.1)	$(7.9)	$0.2	$(3.1)	$(10.9)
Goodwill	17.6	84.4	44.2	39.2	185.4
Intangible assets	21.1	43.1	23.9	33.8	121.8
Aggregate purchase price	$38.6	$119.5	$68.3	$69.9	$296.3

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
•The fair value of the contingent consideration liability at March 31, 2021 is $7.0 million.
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

The following tables set forth the Company’s financial assets and liabilities at March 31, 2021 and June 30, 2020, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents:
Money market funds (a)	$75.0	$—	$—	$75.0
Other current assets:
Securities	1.0	—	—	1.0
Derivative asset	—	7.8	—	7.8
Other non-current assets:
Securities	114.0	—	—	114.0
Total assets as of March 31, 2021	$190.0	$7.8	$—	$197.8
Liabilities:
Contingent consideration obligations	—	—	17.3	17.3
Derivative liability	—	9.6	—	9.6
Total liabilities as of March 31, 2021	$—	$9.6	$17.3	$26.9

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Cash and cash equivalents:
Money market funds (a)	$150.1	$—	$—	$150.1
Other current assets:
Securities	0.5	—	—	0.5
Other non-current assets:
Securities	102.0	—	—	102.0
Total assets as of June 30, 2020	$252.7	$—	$—	$252.7
Liabilities:
Contingent consideration obligations	—	—	33.1	33.1
Total liabilities as of June 30, 2020	$—	$—	$33.1	$33.1
_________
(a)Money market funds include money market deposit account balances of $75.0 million and $150.1 million as of March 31, 2021 and June 30, 2020, respectively.

In addition, the Company has non-marketable securities with a carrying amount of $53.8 million and $33.3 million as of March 31, 2021 and June 30, 2020, respectively, that are classified as Level 2 financial assets and included as part of Other non-current assets on the Condensed Consolidated Balance Sheets.
The following table sets forth an analysis of changes during the three and nine months ended March 31, 2021 and 2020, respectively, in Level 3 financial liabilities of the Company:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(In millions)
Beginning balance	$17.8	$33.0	$33.1	$28.4
Additional contingent consideration incurred	—	—	—	7.0
Net increase (decrease) in contingent consideration liability	—	—	—	—
Foreign currency impact on contingent consideration liability	0.3	(0.1)	1.8	(0.4)
Payments	(0.8)	(0.2)	(17.5)	(2.3)
Ending balance	$17.3	$32.7	$17.3	$32.7
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.
NOTE 8. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	March 31, 2021	June 30, 2020
	(In millions)
Deferred client conversion and start-up costs	$656.9	$433.8
ROU assets (a)	255.1	292.6
Long-term investments	173.5	141.6
Deferred sales commissions costs	97.6	104.4
Contract assets (b)	83.7	81.9
Long-term broker fees	51.1	32.8
Deferred data center costs (c)	24.7	24.5
Other	28.2	30.2
Total	$1,370.9	$1,141.9
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
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses during the three months ended March 31, 2021 and 2020, were $20.4 million and $20.0 million, respectively.
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses during the nine months ended March 31, 2021 and 2020, were $60.2 million and $56.2 million, respectively.

NOTE 9. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	March 31, 2021	June 30, 2020
	(In millions)
Accounts payable	$182.3	$151.8
Employee compensation and benefits	240.0	260.4
Accrued broker fees	94.1	109.5
Accrued dividend payable	66.6	62.2
Managed services administration fees	63.3	59.4
Customer deposits	62.1	44.5
Operating lease liabilities	35.9	35.3
Accrued taxes	31.5	38.5
Other	100.2	68.6
Total	$876.1	$829.9

NOTE 10. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at March 31, 2021	Carrying value at March 31, 2021	Carrying value at June 30, 2020	Unused Available Capacity	Fair Value at March 31, 2021
			(In millions)
Current portion of long-term debt
Fiscal 2014 Senior Notes (a)	September 2020	$—	$—	$399.9	$—	$—
Total		$—	$—	$399.9	$—	$—

Long-term debt, excluding current portion
Fiscal 2019 Revolving Credit Facility:
U.S. dollar tranche	March 2024	$375.0	$375.0	$—	$725.0	$375.0
Multicurrency tranche	March 2024	133.8	133.8	149.8	266.2	133.8
Total Revolving Credit Facility		508.8	508.8	149.8	991.2	508.8

Fiscal 2016 Senior Notes	June 2026	500.0	496.6	496.1	—	542.4
Fiscal 2020 Senior Notes	December 2029	750.0	742.3	741.7	—	768.9
Total Senior Notes		1,250.0	1,238.9	1,237.8	—	1,311.4

Fiscal 2021 Term Loans (b)		—	(9.9)	—	2,550.0	—

Total long-term debt		$1,758.8	$1,737.7	$1,387.6	$3,541.2	$1,820.1

Total debt		$1,758.8	$1,737.7	$1,787.5	$3,541.2	$1,820.1

(a) On September 1, 2020, the Company repaid in full the $400.0 million in Fiscal 2014 Senior Notes that were outstanding at their maturity date.
(b) The proceeds of the Fiscal 2021 Term Loans will be used by the Company solely to finance the Itiviti Acquisition and pay certain associated fees and expenses. Please see the description of the Fiscal 2021 Term Loans in the section entitled “Fiscal 2021 Term Loans” below.
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2021	2022	2023	2024	2025	Thereafter	Total
(In millions)	$—	$—	$—	$508.8	$—	$1,250.0	$1,758.8

Fiscal 2021 Term Loans: In March 2021, the Company entered into a term credit agreement (“Term Credit Agreement”) providing for term loan commitments in an aggregate principal amount of $2.55 billion, comprised of a $1.0 billion tranche (“Tranche 1”) and a $1.55 billion tranche (“Tranche 2,” together with Tranche 1, the “Loans”). The Company expects to borrow the Loans on or shortly prior to the date the Itiviti Acquisition is to be consummated (the “Itiviti Closing Date”). Once borrowed, amounts repaid or prepaid in respect of such Loans may not be reborrowed. The Tranche 1 Loans will mature on the date that is 18 months after the date on which the Loans are borrowed (the “Funding Date”). The Tranche 2 Loans will mature on the third anniversary of the Funding Date. The proceeds of the Loans will be used by the Company to solely finance the Itiviti Acquisition and pay certain fees and expenses in connection therewith. The Company expects to borrow the full $2.55 billion amount under the Loans in the Company’s fourth quarter of fiscal year 2021 prior to the Itiviti Closing Date.
The Tranche 1 Loans will bear interest at LIBOR plus 0.750% per annum (subject to step-ups to LIBOR plus 1.125% or a step-down to LIBOR plus 0.625% based on ratings). The Tranche 2 Loans will bear interest at LIBOR plus 0.875% per annum (subject to step-ups to LIBOR plus 1.250% or a step-down to LIBOR plus 0.750% based on ratings).
The Company may voluntarily prepay, in whole or in part and without premium or penalty. In the event of receipt of cash proceeds by the Company or its subsidiaries from certain incurrences of indebtedness, certain equity issuances, and certain sales, transfers or other dispositions of assets, the Company will be required to permanently reduce outstanding unfunded Tranche 1 or Tranche 2 commitments and/or prepay outstanding Loans, in each case, subject to certain limitations and qualifications as set forth in the Term Credit Agreement.
The Term Credit Agreement is subject to certain covenants, including a leverage ratio. At March 31, 2021, the Company is in compliance with all covenants of the Fiscal 2021 Term Loans.
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
The weighted-average interest rate on the Revolving Credit Facilities was 1.18% and 1.21% for the three and nine months ended March 31, 2021, respectively, and 2.69% and 2.90% for the three and nine months ended March 31, 2020, respectively. The fair value of the variable-rate Fiscal 2019 Revolving Credit Facility borrowings at March 31, 2021 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Borrowings under the Fiscal 2019 Revolving Credit Facility can be made in tranches up to 360 days and bear interest at LIBOR plus 101.5 basis points. In addition, the Fiscal 2019 Revolving Credit Facility has an annual facility fee equal to 11.0 basis points on the entire facility. The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2019 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2019 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At March 31, 2021, the Company is in compliance with all covenants of the Fiscal 2019 Revolving Credit Facility.
Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”). On September 1, 2020, the Company repaid in full the $400.0 million in Fiscal 2014 Senior Notes that were outstanding at their maturity date.

Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At March 31, 2021, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at March 31, 2021 and June 30, 2020 was $542.4 million and $554.3 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At March 31, 2021, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at March 31, 2021 and June 30, 2020 was $768.9 million and $803.6 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2019 Revolving Credit Facility, Fiscal 2016 Senior Notes and Fiscal 2020 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of March 31, 2021 and June 30, 2020, there were no outstanding borrowings under these lines of credit.
NOTE 11. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	March 31, 2021	June 30, 2020
	(In millions)
Operating lease liabilities	$256.5	$288.3
Post-employment retirement obligations	157.0	144.3
Non-current income taxes	39.6	37.4
Acquisition related contingencies	6.0	17.6
Other	52.8	24.8
Total	$511.9	$512.4

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

The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The Broadridge SORP and SERP are nonqualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $60.5 million at March 31, 2021 and $54.5 million at June 30, 2020 and are included in Other non-current assets in the accompanying Condensed Consolidated Balance Sheets. The SORP and the SERP had a total benefit obligation of $61.9 million at March 31, 2021 and $59.8 million at June 30, 2020 and are included in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 12. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended March 31, 2021 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at December 31, 2020	3,041,071	$81.06	1,021,004	$117.61	329,427	$125.29
Granted	334,963	148.07	9,195	139.51	—	—
Exercise of stock options (a)	(106,850)	61.80	—	—	—	—
Vesting of restricted stock units	—	—	(4,051)	142.26	—	—
Expired/forfeited	—	—	(7,415)	122.01	—	—
Balances at March 31, 2021 (b),(c)	3,269,184	$88.55	1,018,733	$117.68	329,427	$125.29

(a)Stock options exercised during the period of January 1, 2021 through March 31, 2021 had an aggregate intrinsic value of $9.2 million.
(b)As of March 31, 2021, the Company’s outstanding vested and currently exercisable stock options using the March 31, 2021 closing stock price of $153.10 (approximately 1.8 million shares) had an aggregate intrinsic value of $147.9 million with a weighted-average exercise price of $68.97 and a weighted-average remaining contractual life of 5.3 years. The total of all stock options outstanding as of March 31, 2021 have a weighted-average remaining contractual life of 6.5 years.
(c)As of March 31, 2021, time-based restricted stock units and performance-based restricted stock units expected to vest using the March 31, 2021 closing stock price of $153.10 (approximately 1.0 million and 0.3 million shares, respectively) had an aggregate intrinsic value of $149.0 million and $48.2 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.
The activity related to the Company’s incentive equity awards for the nine months ended March 31, 2021 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2020	3,770,787	$74.97	699,998	$111.37	251,596	$122.11
Granted	359,464	147.97	359,286	130.51	107,695	126.82
Exercise of stock options (a)	(738,402)	45.86	—	—	—	—
Vesting of restricted stock units	—	—	(6,558)	135.14	(11,837)	75.82
Expired/forfeited	(122,665)	102.13	(33,993)	120.12	(18,027)	122.53
Balances at March 31, 2021 (b),(c)	3,269,184	$88.55	1,018,733	$117.68	329,427	$125.29

____________
(a)Stock options exercised during the period of July 1, 2020 through March 31, 2021 had an aggregate intrinsic value of $69.0 million.
The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $17.6 million and $17.3 million, as well as related expected tax benefits of $3.9 million and $4.0 million were recognized for the three months ended March 31, 2021 and 2020, respectively. Stock-based compensation expense of $46.4 million and $47.6 million, as well as related expected tax benefits of $10.2 million and $10.6 million were recognized for the nine months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $15.6 million and $59.7 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.0 years and 1.7 years, respectively.
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
NOTE 13. INCOME TAXES

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(In millions)
Provision for income taxes	$51.9	$43.6	$72.7	$52.0
Effective tax rate	23.9%	20.7%	20.2%	18.3%
Excess tax benefits	$1.7	$1.9	$14.6	$9.9

The increase in the effective tax rate for the three and nine months ended March 31, 2021 was driven by the reduced impact of discrete tax items relative to pre-tax income in the current year period compared to the prior year period.
NOTE 14. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
In March 2010, the Company and IBM entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022, but a two-year extension was signed in March 2015, amending the expiration date to June 30, 2024. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended IT Services Agreement at March 31, 2021 are $208.9 million through fiscal year 2027, the final year of the Amended IT Services Agreement.

In December 2019, the Company and IBM entered into an information technology agreement for private cloud services (the “IBM Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The IBM Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the IBM Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and that such transferred employees are expected to continue providing services to the Company on behalf of IBM under the IBM Private Cloud Agreement. Pursuant to the IBM Private Cloud Agreement, the Company agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide to IBM. The transfer of the Hardware to IBM closed on September 30, 2020 for a selling price of $18.0 million. Fixed minimum commitments remaining under the IBM Private Cloud Agreement at March 31, 2021 are $220.8 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premise solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at March 31, 2021 are $27.6 million through fiscal year 2029, the final year of the contract.
Pending Acquisition of Itiviti
In March 2021, the Company signed the share purchase agreement to acquire 100% of the equity shares of Itiviti. The total purchase price is payable in a combination of currencies approximately equivalent to $2.5 billion in cash, subject to customary closing adjustments. The acquisition is subject to customary closing conditions and regulatory approval and is expected to close in the fourth quarter of fiscal year 2021. Upon closing of the acquisition, the acquired net assets will be recorded at estimated fair value in accordance with the purchase method of accounting and the results of operations of the acquired business will be included in the results of operations of the Global Technology and Operations segment.
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company was not a party to any derivative financial instruments at June 30, 2020. In connection with the pending Itiviti Acquisition, in March 2021 the Company entered into two derivative instruments designed to mitigate the Company’s potential exposure to the impact of (i) changes in foreign exchange rates on the Itiviti Acquisition purchase consideration, and (ii) changes in interest rates on a portion of the Company’s expected long-term transaction financing.
The Company executed a forward foreign exchange derivative instrument (“Forward”) with an aggregate notional amount of EUR 1.955 billion. The Forward acts as an economic hedge against the impact of changes in the Euro on the Company’s purchase consideration for the pending Itiviti Acquisition. The Company has recorded changes in fair value of the Forward as part of Other non-operating income (expenses), net in the Condensed Consolidated Statement of Earnings. At March 31, 2021, the Company’s position on the Forward was a liability of $9.6 million, and is recorded as part of Payables and accrued expenses on the Condensed Consolidated Balance Sheets. The Forward is expected to be settled in the Company’s fourth quarter of fiscal year 2021.
Also, the Company executed a forward treasury lock agreement (“Treasury Lock”), designated as a cash flow hedge, in the aggregate notional amount of $1.0 billion to manage exposure to fluctuations in the benchmark interest rate in anticipation of a possible issuance of fixed rate debt to pay down a portion of the Term Credit Agreement, which will be drawn to acquire Itiviti. Accordingly, changes in the fair value of the Treasury Lock are recorded as part of Other comprehensive income (loss), net each period until the Treasury Lock is settled, after which the final settlement gain or loss will be reclassified into Interest expense, net ratably over the expected term of the associated financing. At March 31, 2021, the Company’s position on the Treasury Lock was an asset of $7.8 million, and is recorded as part of Other current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of accumulated other comprehensive income/(loss), net of tax. Based on the current fair value of the Treasury Lock at March 31, 2021 and the Company’s expected settlement of the Treasury Lock in the fourth quarter of fiscal year 2021, the estimated amount of the existing gain that would be reclassified into earnings before income taxes within the next twelve months is approximately $0.6 million.

Investments
The Company has an equity investment that is a variable interest in a variable interest entity, the Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to this unconsolidated investment totaled $19.7 million as of March 31, 2021, which represents the carrying value of the Company's investment and is recorded in Other non-current assets in the Company’s Condensed Consolidated Balance Sheets. In addition, as of March 31, 2021, the Company has a future commitment to fund this investee for up to an additional $14.0 million if certain future funding milestones are met. Additional funding provided by the Company to the investee as a result of meeting the future funding milestones would increase the Company’s corresponding potential maximum loss exposure by that amount.
In addition, as of March 31, 2021, the Company also has a future commitment to fund $2.4 million to one of the Company’s other investees.
Software License Agreements
The Company has incurred the following expenses under software license agreements:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(In millions)
Software License Agreements	$21.8	$11.3	$60.1	$33.5

Fixed Operating Lease Cost
Fixed operating lease cost for the three and nine months ending March 31, 2021 and March 31, 2020 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(In millions)
Fixed Operating Lease Cost	$10.3	$11.3	$45.1	$29.4

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
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect subsidiary, which is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At March 31, 2021, BBPO was in compliance with this net capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires BBPO to maintain a minimum net capital amount. At March 31, 2021, BBPO was in compliance with this net capital requirement.

In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At March 31, 2021, Matrix Trust Company was in compliance with its capital requirements.
NOTE 15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three and nine months ended March 31, 2021, and 2020, respectively:

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(In millions)
Balances at December 31, 2020	$(42.6)	$(14.5)	$—	$(57.1)
Other comprehensive income/(loss) before reclassifications	26.5	—	5.9	32.5
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.6	—	0.6
Balances at March 31, 2021	$(16.1)	$(13.9)	$5.9	$(24.1)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(In millions)
Balances at December 31, 2019	$(55.5)	$(12.2)	$—	$(67.7)
Other comprehensive income/(loss) before reclassifications	0.1	—	—	0.1
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.4	—	0.4
Balances at March 31, 2020	$(55.4)	$(11.9)	$—	$(67.2)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(In millions)
Balances at June 30, 2020	$(84.7)	$(15.7)	$—	$(100.4)
Other comprehensive income/(loss) before reclassifications	68.6	—	5.9	74.6
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1.8	—	1.8
Balances at March 31, 2021	$(16.1)	$(13.9)	$5.9	$(24.1)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(In millions)
Balances at June 30, 2019	$(58.3)	$(12.9)	$—	$(71.2)
Other comprehensive income/(loss) before reclassifications	2.9	—	—	2.9
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1.1	—	1.1
Balances at March 31, 2020	$(55.4)	$(11.9)	$—	$(67.2)

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
Segment results:

	Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(In millions)
Investor Communication Solutions	$1,109.3	$980.2	$2,646.0	$2,398.4
Global Technology and Operations	313.5	305.5	911.9	860.3
Foreign currency exchange	(33.1)	(35.8)	(95.8)	(91.6)
Total	$1,389.8	$1,249.9	$3,462.1	$3,167.1

	Earnings (Loss) before Income Taxes
	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(In millions)
Investor Communication Solutions	$219.0	$159.2	$314.1	$204.3
Global Technology and Operations	61.7	67.4	192.0	172.9
Other	(66.8)	(17.8)	(159.2)	(107.1)
Foreign currency exchange	2.9	1.6	12.9	14.6
Total	$216.9	$210.5	$359.8	$284.8

NOTE 17. SUBSEQUENT EVENTS

In April 2021, the Company entered into an amended and restated $1.5 billion five-year revolving credit facility (the "Fiscal 2021 Revolving Credit Facility"), which replaces the existing $1.5 billion Fiscal 2019 Revolving Credit Facility which was set to expire in March of 2024. The Fiscal 2021 Revolving Credit Facility is comprised of a $1.1 billion U.S. dollar tranche and multicurrency tranches totaling $400.0 million. Revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Yen, and Swedish Kronor initially bear interest at LIBOR, CDOR, EURIBOR, TIBOR and STIBOR, respectively, plus 1.015% per annum (subject to step-ups to 1.175% and step-downs to 0.805% based on ratings) and revolving loans denominated in Sterling initially bear interest at SONIA plus 1.0476% per annum (subject to step-ups to 1.2076% and step-downs to 0.8376% based on ratings). The Fiscal 2021 Revolving Credit Facility also has an annual facility fee equal to 11.0 basis points on the entire facility (subject to step-ups to 20.0 basis points and step-downs to 7.0 basis points based on ratings). The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2021 Revolving Credit Facility. The Fiscal 2021 Revolving Credit Facility is subject to certain covenants, including a leverage ratio.

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
The key performance indicators for the three and nine months ended March 31, 2021, and 2020, are as follows:

	Select Operating Metrics

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

Record Growth
Equity proxy	20%	7%	20%	8%
Mutual fund interims	7%	—%	9%	3%

Internal Trade Growth	12%	26%	16%	5%

Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and nine months ended March 31, 2021 compared to the three and nine months ended March 31, 2020. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
“Loss on Acquisition-Related Financial Instrument” represents a non-operating loss on a financial instrument designed to minimize the Company's foreign exchange risk associated with the pending Itiviti Acquisition.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the nine months ended March 31, 2021, mutual fund proxy fee revenues were 82% greater compared to the nine months ended March 31, 2020. During fiscal year 2020, mutual fund proxy fee revenues were 35% lower than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
Closed sales for the three months ended March 31, 2021 were $45.6 million, an increase of $1.2 million or 3%, compared to $44.4 million for the three months ended March 31, 2020. Closed sales for the three months ended March 31, 2021 are net of an allowance adjustment of $2.4 million.
Closed sales for the nine months ended March 31, 2021 were $124.4 million, a decrease of $2.7 million or 2%, compared to $127.1 million for the nine months ended March 31, 2020. Closed sales for the nine months ended March 31, 2021 are net of an allowance adjustment of $6.5 million.

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

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended March 31, 2021 and 2020, and the dollar and percentage changes between periods:

	Three Months Ended March 31,
			Change
	2021	2020	$	%
	(In millions, except per share amounts)
Revenues	$1,389.8	$1,249.9	$139.8	11
Cost of revenues	960.5	872.5	88.0	10
Selling, general and administrative expenses	190.0	151.1	38.9	26
Total operating expenses	1,150.6	1,023.7	126.9	12

Operating income	239.2	226.3	12.9	6
Margin	17.2%	18.1%
Interest expense, net	(11.8)	(16.2)	4.4	(27)
Other non-operating income (expenses), net	(10.6)	0.4	(11.0)	NM
Earnings before income taxes	216.9	210.5	6.4	3
Provision for income taxes	51.9	43.6	8.2	19
Effective tax rate	23.9%	20.7%
Net earnings	$165.0	$166.8	$(1.8)	(1)
Basic earnings per share	$1.42	$1.46	$(0.04)	(3)
Diluted earnings per share	$1.40	$1.43	$(0.03)	(2)

Weighted average shares outstanding:
Basic	115.8	114.6
Diluted	118.0	117.0
NM - Not Meaningful

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended March 31, 2021 and 2020, and the dollar and percentage changes between periods:

	Three Months Ended March 31,
			Change
	2021	2020	$	%
	(In millions)
Recurring fee revenues	$900.0	$834.5	$65.5	8
Event-driven fee revenues	73.8	39.1	34.7	89
Distribution revenues	449.1	412.1	37.0	9
Foreign currency exchange	(33.1)	(35.8)	2.7	(8)
Total	$1,389.8	$1,249.9	$139.8	11

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	4pts	3pts	0pt	8%

Revenues increased $139.8 million, or 11%, to $1,389.8 million from $1,249.9 million.
•Recurring fee revenues increased $65.5 million primarily due to growth from onboarding of new business and Internal Growth. Acquisitions contributed less than a point to growth. Internal Growth of 3pts was driven by ICS.
•Event-driven fee revenues increased $34.7 million due to increased mutual fund proxy, contests and other communications.
•Distribution revenues increased $37.0 million primarily due to the increase in the volume of event-driven communications.
Total operating expenses. Operating expenses increased $126.9 million, or 12%, to $1,150.6 million from $1,023.7 million as a result of an increase in both cost of revenues and selling, general and administrative expenses:
•Cost of revenues - The increase of $88.0 million in cost of revenues primarily reflects (i) higher distribution cost of revenues driven by an increase in distribution revenues, (ii) higher proxy fulfillment expenses, (iii) higher performance-based compensation, and (iv) acquisition related expenses.
•Selling, general and administrative expenses - The increase of $38.9 million in selling, general, and administrative expenses primarily reflects spend on growth and other initiatives, and higher performance-based compensation.
Interest expense, net. Interest expense, net was $11.8 million, a decrease of $4.4 million, from $16.2 million for the three months ended March 31, 2020. The decrease of $4.4 million was primarily due to a decrease in interest expense from lower average interest rates on borrowings and lower average debt outstanding.
Other non-operating income (expenses), net. Other non-operating expense, net for the three months ended March 31, 2021 was $10.6 million, compared to other non-operating income, net of $0.4 million for the three months ended March 31, 2020. The decrease of $11.0 million was primarily due to a loss on an acquisition-related foreign currency financial instrument in the current year period.
Provision for income taxes.
•Effective tax rate for the three months ended March 31, 2021: 23.9%
•Effective tax rate for the three months ended March 31, 2020: 20.7%

The increase in the effective tax rate for the three months ended March 31, 2021 was driven by the reduced impact of discrete tax items relative to pre-tax income in the current year period compared to the prior year period.

Nine Months Ended March 31, 2021 versus Nine Months Ended March 31, 2020
The table below presents Condensed Consolidated Statements of Earnings data for the nine months ended March 31, 2021 and 2020, and the dollar and percentage changes between periods:

	Nine Months Ended March 31,
			Change
	2021	2020	$	%
	(In millions, except per share amounts)
Revenues	$3,462.1	$3,167.1	$295.0	9
Cost of revenues	2,554.1	2,380.9	173.2	7
Selling, general and administrative expenses	510.8	460.1	50.7	11
Total operating expenses	3,064.8	2,841.0	223.8	8

Operating income	397.3	326.1	71.1	22
Margin	11.5%	10.3%
Interest expense, net	(37.3)	(43.2)	5.8	(14)
Other non-operating income (expenses), net	(0.1)	1.8	(1.9)	(106)
Earnings before income taxes	359.8	284.8	75.0	26
Provision for income taxes	72.7	52.0	20.8	40
Effective tax rate	20.2%	18.3%
Net earnings	$287.1	$232.8	$54.3	23
Basic earnings per share	$2.48	$2.03	$0.45	22
Diluted earnings per share	$2.44	$1.99	$0.45	23

Weighted average shares outstanding:
Basic	115.6	114.6
Diluted	117.7	117.1

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the nine months ended March 31, 2021 and 2020, and the dollar and percentage changes between periods:

	Nine Months Ended March 31,
			Change
	2021	2020	$	%
	(In millions)
Recurring fee revenues	$2,267.5	$2,106.1	$161.4	8
Event-driven fee revenues	164.5	110.3	54.2	49
Distribution revenues	1,126.0	1,042.4	83.6	8
Foreign currency exchange	(95.8)	(91.6)	(4.2)	5
Total	$3,462.1	$3,167.1	$295.0	9

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	5pts	2pts	1pt	8%

Revenues increased $295.0 million, or 9%, to $3,462.1 million from $3,167.1 million.
•Recurring fee revenues increased $161.4 million primarily due to growth from onboarding of new business, Internal Growth and the impact of acquisitions. Internal Growth of 2pts was driven by higher (i) ICS volume of equity proxy, mutual fund, and exchange-traded fund communications, and (ii) GTO, primarily higher equity trade volumes, partially offset by (iii) lower interest rates on cash balances we hold for retirement accounts and lower customer communication volumes.
•Event-driven fee revenues increased $54.2 million due to increased mutual fund proxy and other communications.
•Distribution revenues increased $83.6 million primarily due to the increase in the volume of regulatory and customer communications.
Total operating expenses. Operating expenses increased $223.8 million, or 8%, to $3,064.8 million from $2,841.0 million as a result of an increase in both cost of revenues and selling, general and administrative expenses:
•Cost of revenues - The increase of $173.2 million in cost of revenues primarily reflects (i) higher distribution costs of revenues driven by an increase in distribution revenues, (ii) higher proxy fulfillment expenses, (iii) higher operating costs from acquisitions and related amortization expense, and (iv) costs associated with the Company's real estate realignment initiative, including lease exit and impairment charges and other facility exit costs.
•Selling, general and administrative expenses - The increase of $50.7 million in selling, general, and administrative expenses primarily reflects (i) higher performance-based compensation, (ii) spend on growth and other initiatives, and (iii) the impact of acquisitions.
Interest expense, net. Interest expense, net was $37.3 million, a decrease of $5.8 million, from $43.2 million for the nine months ended March 31, 2020. The decrease of $5.8 million was primarily due to a decrease in interest expense from lower average interest rates on borrowings.
Other non-operating income (expenses), net. Other non-operating income (expense), net for the nine months ended March 31, 2021 was an expense of $0.1 million, compared to other non-operating income of $1.8 million for the nine months ended March 31, 2020. The decrease of $1.9 million was primarily due to a loss on an acquisition-related foreign currency financial instrument in the current year period, partially offset by higher gains on investments year-to-date, as compared to the prior year period.

Provision for income taxes.
•Effective tax rate for the nine months ended March 31, 2021: 20.2%
•Effective tax rate for the nine months ended March 31, 2020: 18.3%

The increase in the effective tax rate for the nine months ended March 31, 2021 was driven by the reduced impact of discrete tax items relative to pre-tax income in the current year period compared to the prior year period.

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
Revenues

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2021	2020	$	%	2021	2020	$	%
	(In millions)
Investor Communication Solutions	$1,109.3	$980.2	$129.1	13	$2,646.0	$2,398.4	$247.6	10
Global Technology and Operations	313.5	305.5	8.0	3	911.9	860.3	51.5	6
Foreign currency exchange	(33.1)	(35.8)	2.7	(8)	(95.8)	(91.6)	(4.2)	5
Total	$1,389.8	$1,249.9	$139.8	11	$3,462.1	$3,167.1	$295.0	9

Earnings Before Income Taxes

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2021	2020	$	%	2021	2020	$	%
	(In millions)
Investor Communication Solutions	$219.0	$159.2	$59.8	38	$314.1	$204.3	$109.8	54
Global Technology and Operations	61.7	67.4	(5.7)	(8)	192.0	172.9	19.1	11
Other	(66.8)	(17.8)	(49.0)	NM	(159.2)	(107.1)	(52.1)	49
Foreign currency exchange	2.9	1.6	1.3	81	12.9	14.6	(1.7)	(12)
Total	$216.9	$210.5	$6.4	3	$359.8	$284.8	$75.0	26
NM - Not Meaningful

Investor Communication Solutions
Revenues for the three months ended March 31, 2021 increased $129.1 million to $1,109.3 million from $980.2 million, and earnings before income taxes increased $59.8 million to $219.0 million from $159.2 million.
Revenues for the nine months ended March 31, 2021 increased $247.6 million to $2,646.0 million from $2,398.4 million, and earnings before income taxes increased $109.8 million to $314.1 million from $204.3 million.

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2021	2020	$	%	2021	2020	$	%
	(In millions)
Revenues
Recurring fee revenues	$586.5	$529.0	$57.5	11	$1,355.6	$1,245.8	$109.8	9
Event-driven fee revenues	73.8	39.1	34.7	89	164.5	110.3	54.2	49
Distribution revenues	449.1	412.1	37.0	9	1,126.0	1,042.4	83.6	8
Total	$1,109.3	$980.2	$129.1	13	$2,646.0	$2,398.4	$247.6	10

Earnings Before Income Taxes
Earnings before income taxes	$219.0	$159.2	$59.8	38	$314.1	$204.3	$109.8	54
Pre-tax Margin	19.7%	16.2%			11.9%	8.5%

	Points of Growth				Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	5pts	5pts	1pt	11%	5pts	2pts	2pts	9%
For the three months ended March 31, 2021:
•Recurring fee revenues grew 11% driven primarily by Net New Business and Internal Growth. Internal Growth benefited from higher volume of equity proxy, mutual fund, and exchange-traded fund communications partially offset by lower customer communication volumes and lower interest rates on cash balances we hold for retirement accounts. Acquisitions also contributed 1pt to growth.
•Event-driven fee revenues grew 89% due to increased mutual fund proxy, contests and other communications.
•Higher distribution revenues resulted primarily from the increase in the volume of event-driven communications.
•The earnings increase was primarily due to the increase in recurring and event-driven fee revenues.
•Pre-tax margins increased by 3.5 percentage points to 19.7% from 16.2%.
For the nine months ended March 31, 2021:
•Recurring fee revenues grew 9% driven by Net New Business, Internal Growth and the impact of acquisitions. Internal Growth benefited from higher volume of equity proxy, mutual fund and exchange-traded fund communications, partially offset by lower interest rates on cash balances we hold for retirement accounts and lower customer communication volumes.
•Event-driven fee revenues grew 49% due to increased mutual fund proxy and other communications.
•Higher distribution revenues resulted primarily from the increase in the volume of regulatory and customer communications.
•The earnings increase was primarily due to the increase in recurring and event-driven fee revenues.
•Pre-tax margins increased by 3.4 percentage points to 11.9% from 8.5%.

Global Technology and Operations
Revenues for the three months ended March 31, 2021 increased $8.0 million to $313.5 million from $305.5 million, and earnings before income taxes decreased $5.7 million to $61.7 million from $67.4 million.
Revenues for the nine months ended March 31, 2021 increased $51.5 million to $911.9 million from $860.3 million, and earnings before income taxes increased $19.1 million to $192.0 million from $172.9 million.

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2021	2020	$	%	2021	2020	$	%
	(In millions)
Revenues
Recurring fee revenues	$313.5	$305.5	$8.0	3	$911.9	$860.3	$51.5	6

Earnings Before Income Taxes
Earnings before income taxes	$61.7	$67.4	$(5.7)	(8)	$192.0	$172.9	$19.1	11
Pre-tax Margin	19.7%	22.1%			21.1%	20.1%

	Points of Growth				Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	3pts	(1)pt	0pt	3%	4pts	1pt	1pt	6%
For the three months ended March 31, 2021:
•Recurring fee revenues grew 3% driven primarily by Net New Business. Internal growth was impacted by higher equity trading volumes offset by lower license sales.
•The earnings decrease was driven by higher expenses related to client conversions and spending on growth initiatives. Pre-tax margins decreased by 2.4 percentage points to 19.7% from 22.1%.
For the nine months ended March 31, 2021:
•Recurring fee revenues grew 6% driven primarily by Net New Business and higher equity trading volumes. Acquisitions contributed 1 point to growth.
•The earnings increase was driven by higher organic revenues. Expense growth was driven by (i) spend on growth initiatives, (ii) onboarding of new business and (iii) recent acquisitions, which more than offset (iv) a decline in other expenses. Pre-tax margins increased by 1.0 percentage points to 21.1% from 20.1%.
Other
Loss before income taxes was $66.8 million for the three months ended March 31, 2021, an increase of $49.0 million compared to $17.8 million for the three months ended March 31, 2020.
•The increased loss before income taxes was primarily due to (i) higher acquisition-related costs associated with the pending Itiviti Acquisition, (ii) higher performance-based compensation expense, and (iii) spend on growth and other initiatives.
Loss before income taxes was $159.2 million for the nine months ended March 31, 2021, an increase of $52.1 million, or 49%, compared to $107.1 million for the nine months ended March 31, 2020.
•The increased loss before income taxes was primarily due to (i) costs associated with the Company's real estate realignment initiative, including lease exit and impairment charges and other facility exit costs of $33.0 million, (ii) higher performance-based compensation expense, (iii) higher acquisition-related costs associated with the pending Itiviti Acquisition, and (iv) certain expenses associated with the Covid-19 pandemic, partially offset by (v) charges associated with the IBM Private Cloud Agreement that occurred in the prior year period.

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
Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Earnings and Adjusted Earnings Per Share
These Non-GAAP measures reflect Operating income, Operating income margin, Net earnings, and Diluted earnings per share, each as adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items the exclusion of which management believes provides insight regarding our ongoing operating performance. Depending on the period presented, these adjusted measures exclude the impact of certain of the following items: (i) Amortization of Acquired Intangibles and Purchased Intellectual Property, (ii) Acquisition and Integration Costs, (iii) IBM Private Cloud Charges, (iv) Real Estate Realignment and Covid-19 Related Expenses, (v) Investment Gain, (vi) Software Charge and (vii) Loss on Acquisition-Related Financial Instrument. Amortization of Acquired Intangibles and Purchased Intellectual Property represents non-cash amortization expenses associated with the Company's acquisition activities. Acquisition and Integration Costs represent certain transaction and integration costs associated with the Company’s acquisition activities. IBM Private Cloud Charges represent a charge on the hardware assets transferred to IBM and other charges related to the IBM Private Cloud Agreement. Real Estate Realignment and Covid-19 Related Expenses represent costs associated with the Company’s real estate realignment initiative, including lease exit and impairment charges and other facility exit costs, as well as certain expenses associated with the Covid-19 pandemic. The Covid-19 Related Expenses are direct expenses incurred by the Company to protect the health and safety of Broadridge associates, including the cost of personal protective equipment, enhanced cleaning measures in our facilities and other safety related expenses. Investment Gain represents a non-operating, non-cash gain on a privately held investment. Software Charge represents a charge related to an internal use software product that is no longer expected to be used. Loss on Acquisition-Related Financial Instrument represents a non-operating loss on a financial instrument designed to minimize the Company's foreign exchange risk associated with the pending Itiviti Acquisition.
We exclude Acquisition and Integration Costs, IBM Private Cloud Charges, Real Estate Realignment and Covid-19 Related Expenses, the Investment Gain, the Software Charge and the Loss on Acquisition-Related Financial Instrument from our Adjusted Operating income (as applicable) and other adjusted earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and enhances comparability across fiscal reporting periods, as these items are not reflective of our underlying operations or performance. We also exclude the impact of Amortization of Acquired Intangibles and Purchased Intellectual Property, as these non-cash amounts are significantly impacted by the timing and size of individual acquisitions and do not factor into the Company's capital allocation decisions, management compensation metrics or multi-year objectives. Furthermore, management believes that this adjustment enables better comparison of our results as Amortization of Acquired Intangibles and Purchased Intellectual Property will not recur in future periods once such intangible assets have been fully amortized. Although we exclude Amortization of Acquired Intangibles and Purchased Intellectual Property from our adjusted earnings measures, our management believes that it is important for investors to understand that these intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets.
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

Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(In millions)
Operating income (GAAP)	$239.2	$226.3	$397.3	$326.1
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	31.9	32.5	96.8	90.9
Acquisition and Integration Costs	9.2	3.0	11.6	9.0
IBM Private Cloud Charges	—	0.2	—	33.6
Real Estate Realignment and Covid-19 Related Expenses (a)	3.3	—	41.1	—
Software Charge	—	—	6.0	—
Adjusted Operating income (Non-GAAP)	$283.6	$262.1	$552.7	$459.6
Operating income margin (GAAP)	17.2%	18.1%	11.5%	10.3%
Adjusted Operating income margin (Non-GAAP)	20.4%	21.0%	16.0%	14.5%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(In millions)
Net earnings (GAAP)	$165.0	$166.8	$287.1	$232.8
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	31.9	32.5	96.8	90.9
Acquisition and Integration Costs	9.2	3.0	11.6	9.0
IBM Private Cloud Charges	—	0.2	—	33.6
Real Estate Realignment and Covid-19 Related Expenses (a)	3.3	—	41.1	—
Investment Gain	—	—	(8.7)	—
Software Charge	—	—	6.0	—
Loss on Acquisition-Related Financial Instrument	9.6	—	9.6	—
Subtotal of adjustments	54.0	35.8	156.3	133.5
Tax impact of adjustments (b)	(10.9)	(7.6)	(35.0)	(29.0)
Adjusted Net earnings (Non-GAAP)	$208.1	$195.0	$408.4	$337.3

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Diluted earnings per share (GAAP)	$1.40	$1.43	$2.44	$1.99
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.27	0.28	0.82	0.78
Acquisition and Integration Costs	0.08	0.03	0.10	0.08
IBM Private Cloud Charges	—	—	—	0.29
Real Estate Realignment and Covid-19 Related Expenses (a)	0.03	—	0.35	—
Investment Gain	—	—	(0.07)	—
Software Charge	—	—	0.05	—
Loss on Acquisition-Related Financial Instrument	0.08	—	0.08	—
Subtotal of adjustments	0.46	0.31	1.33	1.14
Tax impact of adjustments (b)	(0.09)	(0.07)	(0.30)	(0.25)
Adjusted earnings per share (Non-GAAP)	$1.76	$1.67	$3.47	$2.88
(a) Includes approximately $0.4 million and $15.6 million of Fixed Operating Lease Cost for the three and nine months ending March 31, 2021, respectively.
(b) Calculated using the GAAP effective tax rate, adjusted to exclude $1.7 million and $14.6 million of excess tax benefits associated with stock-based compensation for the three and nine months ended March 31, 2021, respectively, and $1.9 million and $9.9 million of excess tax benefits associated with stock-based compensation for the three and nine months ended March 31, 2020, respectively. The tax impact of adjustments also excludes approximately $8.5 million of Acquisition and Integration Costs for the three and nine months ended March 31, 2021, which are not tax-deductible. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Nine Months Ended March 31,
	2021	2020
	(In millions)
Net cash flows provided by operating activities (GAAP)	$189.5	$155.6
Capital expenditures and Software purchases and capitalized internal use software	(71.2)	(73.5)
Proceeds from asset sales	18.0	—
Free cash flow (Non-GAAP)	$136.3	$82.2

Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	March 31, 2021	June 30, 2020
	(In millions)
Cash and cash equivalents:
Domestic cash	$142.7	$291.2
Cash held by foreign subsidiaries	154.5	118.6
Cash held by regulated entities	58.5	66.8
Total cash and cash equivalents	$355.8	$476.6

At March 31, 2021, Cash and cash equivalents were $355.8 million and Total stockholders’ equity was $1,589.3 million. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases. Given the volatility in the rapidly changing market and economic conditions related to the Covid-19 pandemic, we will continue to evaluate the nature and extent of the impact of the Covid-19 pandemic on our business and financial position.
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
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at March 31, 2021	Carrying value at March 31, 2021	Carrying value at June 30, 2020	Unused Available Capacity	Fair Value at March 31, 2021
			(In millions)
Current portion of long-term debt
Fiscal 2014 Senior Notes (a)	September 2020	$—	$—	$399.9	$—	$—
Total		$—	$—	$399.9	$—	$—

Long-term debt, excluding current portion
Fiscal 2019 Revolving Credit Facility:
U.S. dollar tranche	March 2024	$375.0	$375.0	$—	$725.0	$375.0
Multicurrency tranche	March 2024	133.8	133.8	149.8	266.2	133.8
Total Revolving Credit Facility		508.8	508.8	149.8	991.2	508.8

Fiscal 2016 Senior Notes	June 2026	500.0	496.6	496.1	—	542.4
Fiscal 2020 Senior Notes	December 2029	750.0	742.3	741.7	—	768.9
Total Senior Notes		1,250.0	1,238.9	1,237.8	—	1,311.4

Fiscal 2021 Term Loans (b)		—	(9.9)	—	2,550.0	—

Total long-term debt		$1,758.8	$1,737.7	$1,387.6	$3,541.2	$1,820.1

Total debt		$1,758.8	$1,737.7	$1,787.5	$3,541.2	$1,820.1
_________
(a) On September 1, 2020, the Company repaid in full the $400.0 million in Fiscal 2014 Senior Notes that were outstanding at their maturity date.
(b) In March 2021, the Company entered into a term credit agreement (“Term Credit Agreement”) providing for term loan commitments in an aggregate principal amount of $2.55 billion. The proceeds of the Fiscal 2021 Term Loans will be used by the Company to solely finance the Itiviti Acquisition and pay certain associated fees and expenses. The Company expects to borrow the Loans on or shortly prior to the date of the Itiviti Acquisition is to be consummated (the “Itiviti Closing Date”). The Company expects to borrow the full $2.55 billion amount under the Loans in the Company’s fourth quarter of fiscal year 2021 prior to the Itiviti Closing Date.
Future principal payments on our outstanding debt are as follows:

Years ending June 30,	2021	2022	2023	2024	2025	Thereafter	Total
(In millions)	$—	$—	$—	$508.8	$—	$1,250.0	$1,758.8

We have a $1.5 billion five-year revolving credit facility (the “Fiscal 2019 Revolving Credit Facility”), which is comprised of a $1.1 billion U.S. dollar tranche and $400.0 million multicurrency tranche. Borrowings under the Fiscal 2019 Revolving Credit Facility bear interest at LIBOR plus 101.5 basis points. In addition, the Fiscal 2019 Revolving Credit Facility has an annual facility fee equal to 11.0 basis points on the entire facility.
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
In April 2021, the Company entered into an amended and restated $1.5 billion five-year revolving credit facility, which replaces the Fiscal 2019 Revolving Credit Facility. See Note 17, “Subsequent Events” to our Condensed Consolidated Financial Statements.
Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain ratios.
Please refer to Note 10, “Borrowings” to our Condensed Consolidated Financial Statements in Item 1. of Part I of this Quarterly Report on Form 10-Q for a more detailed discussion.
Cash Flows

	Nine Months Ended March 31,
			Change
	2021	2020	$
	(In millions)
Net cash flows provided by operating activities	$189.5	$155.6	$33.9
Net cash flows used in investing activities	$(65.0)	$(427.9)	$362.9
Net cash flows provided by (used in) financing activities	$(255.1)	$401.6	$(656.7)

Free cash flow:
Net cash flows provided by operating activities (GAAP)	$189.5	$155.6	$33.9
Capital expenditures and Software purchases and capitalized internal use software	(71.2)	(73.5)	2.2
Proceeds from asset sales	18.0	—	18.0
Free cash flow (Non-GAAP)	$136.3	$82.2	$54.1

The increase in cash provided by operating activities of $33.9 million in the nine months ended March 31, 2021, as compared to the nine months ended March 31, 2020, was primarily due to higher net earnings and lower cash used in working capital, partially offset by increased scaling of client-related platform implementation and development as compared to the prior year period.
The decrease in cash used in investing activities of $362.9 million in the nine months ended March 31, 2021, as compared to the nine months ended March 31, 2020, primarily reflects no acquisition activity in the current year period compared to the prior year period.
The increase in cash used in financing activities of $656.7 million in the nine months ended March 31, 2021, as compared to the nine months ended March 31, 2020, primarily reflects higher borrowings net of repayments and higher treasury stock repurchases in the prior year period as compared to the current year period.

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
Contractual Obligations
In March 2010, the Company and IBM entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022, but a two-year extension was signed in March 2015, amending the expiration date to June 30, 2024. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended IT Services Agreement at March 31, 2021 are $208.9 million through fiscal year 2027, the final year of the Amended IT Services Agreement.
In December 2019, the Company entered into the IBM Private Cloud Agreement under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The IBM Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the IBM Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and that such transferred employees are expected to continue providing services to the Company on behalf of IBM under the IBM Private Cloud Agreement. Pursuant to the IBM Private Cloud Agreement, the Company agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide to IBM. The transfer of the Hardware to IBM closed on September 30, 2020 for a selling price of $18.0 million. Fixed minimum commitments remaining under the IBM Private Cloud Agreement at March 31, 2021 are $220.8 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premise solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at March 31, 2021 are $27.6 million through fiscal year 2029, the final year of the contract.
In March 2021, we signed the share purchase agreement to acquire 100% of the equity shares of Itiviti (the “Share Purchase Agreement”). The total purchase price is payable in a combination of currencies approximately equivalent to $2.5 billion in cash, subject to customary closing adjustments. The acquisition is subject to customary closing conditions and regulatory approval and is expected to close in the fourth quarter of Fiscal Year 2021. Upon closing of the acquisition, the acquired net assets will be recorded at estimated fair value in accordance with the purchase method of accounting and the results of operations of the acquired business will be included in the results of operations of the Global Technology and Operations segment.
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

In addition, as of March 31, 2021, the Company also has a future commitment to fund $2.4 million to one of the Company’s other investees.
Fixed Operating Lease Cost
Fixed operating lease cost for the three and nine months ending March 31, 2021 and March 31, 2020 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(In millions)
Fixed Operating Lease Cost	$10.3	$11.3	$45.1	$29.4

Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at March 31, 2021.
Off-balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company was not a party to any derivative financial instruments at June 30, 2020. In connection with the pending Itiviti Acquisition, in March 2021 the Company entered into two derivative instruments designed to mitigate the Company’s potential exposure to the impact of (i) changes in foreign exchange rates on the Itiviti Acquisition purchase consideration, and (ii) changes in interest rates on a portion of the Company’s expected long-term transaction financing.

The Company executed a forward foreign exchange derivative (“Forward”) with an aggregate notional amount of EUR 1.955 billion. The Forward acts as an economic hedge against the impact of changes in the Euro on the Company’s purchase consideration for the pending Itiviti Acquisition. The Company has recorded changes in fair value of the Forward as part of Other non-operating income (expenses), net in the Condensed Consolidated Statement of Earnings. At March 31, 2021, the Company’s position on the Forward was a liability $9.6 million, and is recorded as part of Payables and accrued expenses on the Condensed Consolidated Balance Sheets. The Forward is expected to be settled in the Company’s fourth quarter of fiscal year 2021.

Also, the Company executed a forward treasury lock agreement (“Treasury Lock”), designated as a cash flow hedge, in the aggregate notional amount of $1.0 billion to manage exposure to fluctuations in the benchmark interest rate in anticipation of a possible issuance of fixed rate debt to pay down a portion of the Term Credit Agreement, which will be drawn to acquire Itiviti. Accordingly, changes in the fair value of the Treasury Lock are recorded as part of Other comprehensive income (loss), net each period until the Treasury Lock is settled, after which the final settlement gain or loss will be reclassified into Interest expense, net ratably over the expected term of the associated financing. At March 31, 2021, the Company’s position on the Treasury Lock was an asset of $7.8 million, and is recorded as part of Other current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of accumulated other comprehensive income/(loss), net of tax. Based on the current fair value of the Treasury Lock at March 31, 2021 and the Company’s expected settlement of the Treasury Lock in the fourth quarter of fiscal year 2021, the estimated amount of the existing gain that would be reclassified into earnings before income taxes within the next twelve months is approximately $0.6 million.
Recently-issued Accounting Pronouncements
Please refer to Note 2, “New Accounting Pronouncements” to our Condensed Consolidated Financial Statements under Item 1. of Part I of this Quarterly Report on Form 10-Q, for a discussion on the impact of new accounting pronouncements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Other than the Forward and the Treasury Lock derivatives described above, there have been no other material changes to the quantitative and qualitative disclosures about market risk previously disclosed in Item 7A of our 2020 Annual Report.
Item 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2021 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS

In addition to the risk set forth below and the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A. to Part I in our 2020 Annual Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2020 Annual Report other than the risks set forth below.

We may be unable to complete the Itiviti Acquisition, or may not consummate it on the terms of the Share Purchase Agreement.

In March 2021, the Company signed the Share Purchase Agreement. Although the Itiviti Acquisition is expected to close in the fourth quarter of fiscal year 2021, the consummation of the transaction is subject to certain regulatory and other closing conditions, which makes its completion and timing uncertain. Accordingly, there can be no assurance that the Itiviti Acquisition will be consummated on the anticipated schedule or at all.

If the Itiviti Acquisition is not completed, we will nevertheless have costs and expenses (financial and otherwise) related to the Itiviti Acquisition without realizing any benefit from the Itiviti Acquisition, including such costs and expenses as:
• legal, accounting, financial advisory and printing fees and other fees and expenses relating to the Itiviti Acquisition; and
• time and resources committed by our management to matters relating to the Itiviti Acquisition that could otherwise have been devoted to pursuing other beneficial opportunities.

We may fail to realize all of the anticipated benefits of the proposed Itiviti Acquisition, or those benefits may take longer to realize than expected.

The success of the proposed Itiviti Acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings (including our targeted revenue synergies) from combining Broadridge’s and Itiviti’s businesses. The anticipated benefits and cost savings (including our targeted revenue synergies) of the Itiviti Acquisition may not be realized fully or at all, may take longer to realize than expected, may require more non-recurring costs and expenditures to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made such as with respect to anticipated revenue synergies or the costs associated with realizing such synergies, significant long-term cash flow generation, and the continuation of our investment grade credit profile, may not be realized. The integration process may, for each of Broadridge and Itiviti, result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies. In addition, there could be potential unknown liabilities and unforeseen expenses associated with the Itiviti Acquisition that were not discovered in the course of performing due diligence.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our third fiscal quarter ended March 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2021 - January 31, 2021	607	$141.31	—	9,586,545
February 1, 2021 - February 28, 2021	1,423	142.49	—	9,586,545
March 1, 2021 - March 31, 2021	—	—	—	9,586,545
Total	2,030	$142.14	—
_____________
(1)Represents shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2)During the fiscal quarter ended March 31, 2021, the Company did not repurchase shares of common stock under its share repurchase program. At March 31, 2021, the Company had 9.6 million shares available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

Item 6.    EXHIBITS
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

2.1
Share Purchase Agreement dated March 27, 2021, by and among Broadridge Financial Solutions, Inc., Broadridge Sweden Holdings AB, Cidron Delfi S.À R.L., Itiviti Invest V AB, Itiviti Intressenter AB and Individual MIP Sellers named therein (incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on March 27, 2021).

10.1
Warranty Deed dated March 27, 2021 by and between Broadridge Sweden Holdings AB and persons listed therein as Management Warrantors (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 27, 2021).

10.2
Term Credit Agreement as of dated March 27, 2021, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on March 27, 2021).

10.3
Amended and Restated Credit Agreement, dated April 23, 2021, among Broadridge Financial Solutions, Inc., certain subsidiaries of Broadridge Financial Solutions, Inc. party thereto as subsidiary borrowers, the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 23, 2021).

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and nine months ended March 31, 2021 and 2020, (ii) condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2021 and 2020, (iii) condensed consolidated balance sheets as of March 31, 2021 and June 30, 2020, (iv) condensed consolidated statements of cash flows for the nine months ended March 31, 2021 and 2020, (v) condensed consolidated statements of stockholders’ equity for the three and nine months ended March 31, 2021 and 2020, and (vi) the notes to the condensed consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: May 4, 2021	By:	/s/ Edmund Reese
Edmund Reese
Corporate Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)