Form 10-K
period 2021-06-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2021-08-12
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value, as of December 31, 2020, of common stock held by non-affiliates of the registrant was $17,614,247,984.
As of July 30, 2021, there were 116,168,325 shares of the registrant’s common stock outstanding (excluding 38,292,802 shares held in treasury), par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of June 30, 2021 are incorporated by reference into Part III.

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

Investor Communication Solutions
We provide the following governance and communications solutions through our Investor Communication Solutions business segment: Regulatory Solutions, Data-Driven Fund Solutions, Corporate Issuer Solutions, and Customer Communications Solutions.
A large portion of our Investor Communication Solutions business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge® (“ProxyEdge”) is our innovative electronic proxy delivery and voting solution for institutional investors and financial advisors that helps ensure the voting participation of the largest stockholders of many companies. We have implemented digital applications to make voting easier for retail investors. We also provide the distribution of regulatory reports, class action and corporate action/reorganization event information, as well as tax reporting solutions that help our clients meet their regulatory compliance needs.
For asset managers and retirement service providers, we offer data-driven solutions and an end-to-end platform for content management, composition, and omni-channel distribution of regulatory, marketing, and transactional information. Our data and analytics solutions provide investment product distribution data, analytical tools, insights, and research to enable asset managers to optimize product distribution across retail and institutional channels globally. Through Matrix Financial Solutions, Inc. (“Matrix”), we provide mutual fund trade processing services for retirement service providers, third-party administrators, financial advisors, banks and wealth management professionals.
In addition, we provide public corporations and mutual funds with a full suite of solutions to help manage their annual meeting process, including registered and beneficial proxy materials distribution, proxy processing and tabulation services, digital voting solutions, proxy and shareholder report document management solutions, virtual shareholder meeting services, and shareholder data services. We also offer financial reporting document composition and management solutions, SEC disclosure and filing services, and registrar, stock transfer and record-keeping services through Broadridge Corporate Issuer Solutions.
We provide omni-channel customer communications solutions, which include print and digital solutions, to modernize technology infrastructures, simplify communications processes, accelerate digital adoption and improve the customer experience. Through one point of integration, the Broadridge Communications CloudSM platform (the “Communications Cloud”) helps companies create, deliver, and manage their communications and customer engagement. The platform includes data-driven composition tools, identity and preference management, omni-channel optimization and digital communication experience, archive and information management, digital and print delivery, and analytics and reporting tools.

Global Technology and Operations
We are a leading global provider of business solutions for capital markets and wealth and investment management firms. We offer advanced solutions that automate firms’ transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, margin, cash management, clearance and settlement, asset servicing, reference data management, reconciliations, securities financing and collateral optimization, compliance and regulatory reporting, and portfolio accounting and custody-related services. In addition, we provide business process outsourcing services (“BPO”) that support the entire trade lifecycle operations of our buy- and sell-side clients’ businesses through a combination of our technology and our operations expertise.

For capital markets firms, we help our clients lower their costs and improve the effectiveness of their businesses across the front, middle and back office. Our core post-trade services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management and manage risk, thereby enabling them to focus on their core business activities. Provided on a software as a service (“SaaS”) basis within large user communities, our technology is a global solution, processing clearance and settlement in over 100 countries. Our multi-asset, multi-market, multi-entity and multi-currency solutions support real-time global trade processing of equity, fixed income, mutual fund, foreign exchange, and exchange-traded derivatives. We process on average over $9 trillion in equity and fixed income trades per day of United States of America (“U.S.”) and Canadian securities. With the recent acquisition of Itiviti Holding AB (“Itiviti”), we have strengthened our capabilities with a set of front-office trade order and execution management solutions, connectivity and network offerings which will integrate with our existing middle and back-office solutions.
Our comprehensive wealth management platform offers capabilities across the entire wealth management lifecycle and streamlines all aspects of wealth management services, including account management, fee management and client on-boarding. The wealth management platform enables full-service, regional and independent broker-dealers and investment advisors to better engage with customers through digital marketing and customer communications tools. We also integrate data, content and technology to drive new customer acquisition, support holistic and personalized advice and cross-sell opportunities through the creation of sales and educational content, including seminars as well as customizable advisor websites, search engine marketing and electronic and print newsletters. Our advisor solutions help advisors optimize their practice management through customer and account data aggregation and reporting. We currently support over 200,000 professionals at more than 300 financial firms with our wealth management solutions in the U.S. and Canada.
We also offer buy-side technology solutions for the global investment management industry, including portfolio management, compliance and operational workflow solutions for hedge funds, family offices, alternative asset managers, traditional asset managers and the providers that service this space.

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
As financial institutions look to transform and mutualize their mission-critical but non-differentiating operational and support functions, we have the proven technology, scale, innovation, experience and, most importantly, the clients to achieve this goal and meet their needs. We define our market opportunity in our strong and growing global businesses in both governance and capital markets, with an additional growth platform in wealth and investment management. Our growth strategy is based on the following key components.

Our business model.
We deliver multi-client technology and business process outsourcing services primarily through common SaaS-based operations platforms. We increasingly create layers of value by driving network benefits to our clients, providing deep data and analytics solutions, and offering a suite of digital capabilities on a single platform. All of this translates into our core value proposition to be a trusted provider of technology and services across a range of analytical, operational and reporting functions. Our SaaS offerings allow our clients to mutualize development expenses and our solutions integrate global data services to provide globally-consistent insight to functions and requirements within the financial services industry.

Strong positions in a large and growing financial services market.
Our technology and associates power the critical infrastructure behind investing, governance and communications. Broadridge makes our clients stronger, and through them, we enable better financial lives for investors around the globe. Our deep industry knowledge enables our clients to successfully solve complex technological challenges, and inspires trust among and brings novel perspectives to our clients. While financial services firms have historically kept much of their technology infrastructure work in-house, there are two significant trends working in favor of Broadridge. In aggregate, financial service firms globally are spending more on technology, and the respective budgets allocated are consistently growing year-over-year. Moreover, these firms are devoting a growing percentage of this spend to third-party technology, operations, and services. Broadridge, as a trusted outside service provider, can undertake streamlining and better integrate our clients’ infrastructure and processes. We expect the efficiencies that result from such undertaking by Broadridge will lead to growth in the market for our solutions.

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
•Capital Markets. Global institutions have a strong need to simplify their complex technology environment, and our SaaS-based, global, multi-asset-class technology platform addresses this need. As a leader in global trade management, we are driving next-generation solutions that simplify our clients’ operations, improve performance and resiliency, evolve to global operating models, adapt to new technologies, and enable our clients to better manage their data. We plan to continue building on our global platform capabilities, enabling our clients to simplify and improve their global operations across cash securities and other asset classes. Our recent acquisition of Itiviti, for example, allows us to expand our services across the trade lifecycle for equities and exchange-traded derivatives and grow our international reach. We continue to develop component solutions that meet the regulatory, risk, data, and analytics needs of our clients, while also helping to drive more efficient liquidity, price discovery, and improved execution for the firms we serve.
•Wealth and Investment Management. Wealth and investment management clients, including full-service, regional and independent broker-dealers, investment advisors, insurance companies and retirement solutions providers are all undergoing unprecedented change. These firms are in need of partners to help them navigate the demographic shift of advisors and investors and the aging of the client experience and operational technologies that are essential to their business. These market dynamics are driving the need to more seamlessly integrate technology and processes and the need to access data-centric digital wealth solutions to better service advisors and investors. This can be achieved by simplifying and modernizing their complicated and interwoven legacy systems. We believe these needs have only accelerated during the Covid-19 pandemic. To address these demands, we have developed a holistic wealth management platform solution that provides seamless systems and data integration capabilities and enables firms to improve advisor productivity, investor experience and operational process efficiencies.

On-ramp for next-generation technologies.
Across financial services, the pace of change is only accelerating. Our clients understand that next-generation technology is a key driving force for change and efficiency and there is a need among our client base to leverage this technology to address their critical business challenges. However, they face obstacles in creating the right investment and, more importantly, in applying the right talent and intellectual capital, which may be focused on their most differentiating functions. This continues to create opportunities for Broadridge to assist in the areas where we have scale and domain expertise, which includes artificial intelligence, blockchain, cloud, digital, and other new technologies.

High engagement and client-centric culture.
Broadridge is client-centric and has created and grown multi-entity infrastructures across a variety of functions with high client satisfaction. We conduct a client satisfaction survey for each of our major business units annually, the results of which are a component of all our associates’ compensation because of the importance of client retention to the achievement of our revenue goals.
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

The Broadridge Business

Investor Communication Solutions
The Investor Communication Solutions segment’s revenues represented approximately 77% of our total Revenues in fiscal years 2021 and 2020, respectively, which gives effect to the foreign exchange impact from revenues generated in currencies other than the U.S. dollar. See “Analysis of Reportable Segments — Revenues” under “Item 701. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We provide the following services and solutions through our Investor Communication Solutions segment:
Regulatory Solutions
We handle the entire proxy materials distribution and voting process for our bank, broker-dealer and fund clients. We offer traditional hard copy and electronic services for the delivery of proxy materials to investors and collection of consents; maintenance of a rules engine and database that contains the delivery method preferences of our clients’ customers; posting of documents on their websites; e-mail notification to investors notifying them that proxy materials are available; and proxy voting via web or mobile app. We also have the ability to combine stockholder communications for multiple stockholders residing at the same address which we accomplish by having ascertained the delivery preferences of investors. We also offer proxy vote solicitation services for the registered clients of fund companies, efficiently managing the entire proxy campaign. In addition, we provide a complete outsourced solution for the processing of international proxies with the ability to process proxy voting in over 100 international markets.
A majority of publicly-traded shares are not registered in companies’ records in the names of their ultimate beneficial owners. Instead, a substantial majority of all public companies’ shares are held in “street name,” meaning that they are held of record by broker-dealers or banks through their depositories. Most street name shares are registered in the name “Cede & Co.,” the name used by The Depository Trust and Clearing Corporation (“DTCC”), which holds shares on behalf of its participant broker-dealers and banks. These participant broker-dealers and banks (which are known as “Nominees” because they hold securities in name only) in turn hold the shares on behalf of their customers, the individual beneficial owners. Nominees, upon request, are required to provide companies with the information of beneficial owners who do not object to having their names, addresses, and shareholdings supplied to companies, so called “non-objecting beneficial owners” (or “NOBOs”). Objecting beneficial owners (or “OBOs”) may be contacted directly only by the broker-dealer or bank. As DTCC’s role is only as the custodian, a number of mechanisms have been developed in order to pass the legal rights it holds as the record owner (such as the right to vote) to the beneficial owners. The first step in passing voting rights down the chain is the “omnibus proxy,” which DTCC executes to transfer its voting rights to its participant Nominees. Under applicable rules, Nominees must deliver proxy materials to beneficial owners and request voting instructions.
Given the large number of Nominees involved in the beneficial proxy process resulting from the large number of beneficial shareholders, we play a unique, central and integral role in ensuring that the beneficial proxy process occurs without issue for both Nominees, companies and investors. A large number of Nominees have contracted out the processes of distributing proxy materials and tabulating voting instructions to us. Nominees accomplish this by entering into agreements with Broadridge and transferring to us via powers of attorney the authority to execute a proxy, which authority the Nominee receives from the DTCC via an omnibus proxy. Through our agreements with Nominees for the provision of beneficial proxy services, we take on the responsibility of ensuring that the account holders of Nominees receive proxy materials on a timely basis digitally or in print, that their voting instructions are conveyed to the companies and funds conducting solicitations and that these services are fulfilled in accordance with the requirements of their particular solicitation. In order for us to provide the beneficial proxy services effectively, we interface and coordinate directly with each company and/or fund to ensure that the services are performed in an accurate and timely manner. With respect to companies and funds, as it would increase the costs for companies and funds to work with all of the Nominees through which their shares are held beneficially, companies and funds work with us for the performance of all the tasks and processes necessary to ensure that proxy materials are distributed on a timely basis to all beneficial owners and that their votes are accurately reported.
The SEC’s rules require public companies to reimburse Nominees for the expense of distributing stockholder communications to beneficial owners of securities held in street name. The reimbursement rates are set forth in the rules of self-regulatory organizations (“SROs”), including the New York Stock Exchange (“NYSE”). We bill public companies for the proxy services performed, collect the fees and remit to the Nominee its portion of the fees. In addition, the NYSE rules establish fees for certain services provided by intermediaries such as Broadridge in the proxy process. The preparation and delivery of NOBO information is subject to reimbursement by the corporate issuers requesting the information. The reimbursement rates are based on the number of NOBOs produced pursuant to NYSE or other SRO rules. The rules also determine the fees to be paid to third-party intermediaries, such as Broadridge, who compile the NOBO information on behalf of Nominees who need to respond to corporate issuer requests for NOBO information.

We provide institutional investors with a suite of services to manage and track the entire proxy voting process, including meeting their reporting needs. ProxyEdge is our innovative electronic proxy delivery and voting solution for institutional investors and financial advisors that integrates ballots for positions held across multiple custodians and presents them under a single proxy. Voting can be instructed for the entire position, by account vote group or on an individual account basis either manually or automatically based on the recommendations of participating governance research providers. ProxyEdge also provides for client reporting and regulatory reporting. ProxyEdge can be utilized for meetings of U.S. and Canadian companies and for meetings in many non-North American countries based on the holdings of our global custodian clients. ProxyEdge is offered in several languages and there are currently over 7,000 ProxyEdge users worldwide.
In addition to our proxy services, we provide regulatory communications services, including prospectus delivery services. Our proprietary extraction, normalization and presentment capabilities from the SEC’s EDGAR database have enabled us to provide our clients with an on-demand solution for prospectus post-sale fulfillment. This process provides efficiency for our clients as it reduces their reliance on offset print and fund delivered inventory. We provide portfolio-specific solutions for the retirement and annuity markets. We have integrated this functionality into additional capabilities to offer an efficient fulfillment model for regulatory and compliance distributions.
We also offer a complete reorganization communications solution to notify investors of reorganizations or corporate action events such as tender offers, mergers and acquisitions, bankruptcies, and class action lawsuits. Class actions and collective redress proceedings continue to grow in volume and complexity and global recovery options vary by country, resulting in a complex patchwork of participation and filing requirements. We provide global class action services handling the identification, filing and recovery of class actions and collective redress proceedings involving securities and other financial products.
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
In addition, we provide international corporate governance solutions addressing clients’ needs within Europe, the Middle East and Africa (“EMEA”) and the Asia-Pacific (“APAC”) region. Our offerings help clients address evolving requirements for stronger governance, greater transparency and improved insights derived from data analytics. These solutions are a direct extension of our U.S. and Canadian businesses and in many cases serve the same client base. Our international solutions help clients sharpen focus on their core businesses while helping them maintain regulatory compliance, reduce costs, improve efficiency and gain data insights.
As part of our international corporate governance solutions, our Global Proxy solution includes services similar to those provided by our U.S. and Canadian proxy businesses. In 2021, with the effectiveness of the European Union Shareholder Rights Directive II (“SRD II”), we have implemented an SRD II component to our Global Proxy solution. SRD II requires banks and broker-dealers that invest in European securities to provide all investors, retail and institutional, the ability to vote, disclose shareholder information upon request and distribute meeting or corporate action notices to all customers. Our SRD II solution helps our clients meet their SRD II compliance obligations and provides a seamless proxy voting platform for our clients’ retail and institutional customers.

Data-Driven Fund Solutions
We provide a full range of data-driven solutions that help our asset management and retirement service provider clients grow revenue, operate efficiently, and maintain compliance. Our communications solutions enable global asset managers to communicate with large audiences of investors efficiently and reliably by centralizing all investor communications through one resource. We provide composition, printing, filing, and distribution services for regulatory reports, prospectuses and proxy materials, as well as proxy solicitation services. We manage the entire communications process with both registered and beneficial stockholders. Our marketing and transactional communications solutions provide a content management and omni-channel distribution platform for marketing and sales communications for asset managers and retirement service providers. In addition, our data and analytics solutions provide investment product distribution data, analytical tools, and insights and research to enable asset managers to optimize product distribution across retail and institutional channels globally.

We also provide mutual fund and exchange-traded funds trade processing services for retirement service providers, third-party administrators, financial advisors, banks and wealth management professionals through Matrix. Matrix’s operational, trust, custody, trading and mutual fund and exchange-traded funds settlement services are integrated into our product suite thereby strengthening Broadridge’s role as a provider of insight, technology and business process outsourcing to the asset management and retirement industry.
Our fiscal year 2020 acquisition of FundsLibrary has added the capabilities to provide fund document and data dissemination in the European market. FundsLibrary links fund managers to distributors and investors to provide complete, accurate and timely information supporting fund sales. The solution helps fund managers increase distribution opportunities, comply with both United Kingdom domestic and European Union regulations such as Solvency II and MiFID II, and makes information easily accessible for investors in a digital format. FundsLibrary has been combined with the FundAssist business we acquired in 2018 to form Fund Communication Solutions. The combined solution provides funds with a single, integrated provider to manage data, perform calculations, compose documents, manage regulatory compliance and disseminate information across multiple jurisdictions.

Corporate Issuer Solutions
We provide governance and communications services to corporate issuers. We are the largest processor and provider of investor communication solutions to public companies through the performance of beneficial proxy services. We also offer disclosure solutions and transfer agency services providing corporate issuers a single source solution that spans the entire corporate disclosure and shareholder communications lifecycle.
Our governance and communications services include a full suite of annual meeting solutions:
•Proxy services – we provide complete project management for the entire annual meeting process including registered and beneficial proxy materials distribution, vote processing and tabulation through our ShareLink® solution.
•Virtual Shareholder Meeting™ – electronic annual meetings on the Internet, either on a stand-alone basis, or in conjunction with in-person annual meetings, including shareholder validation and voting services and the ability for shareholders to ask questions and for management to respond during the meetings.
•We offer tools for corporate issuers to help them better engage with their shareholders and other stakeholders in connection with the annual meeting process as well as on an ongoing basis throughout the year. These services provide aggregated shareholder data and analytics, shareholder delivery preferences and voting trends.
•We also offer environmental, social and governance (“ESG”) services to corporate issuers through which we help our clients identify industry best practices and advise them on aligning with leading ESG frameworks.
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

Customer Communications Solutions
We support financial services, healthcare, insurance, consumer finance, telecommunications, utilities, and other service industries with their omni-channel customer communications management strategies for transactional communications, such as statements and bills, marketing communications, such as personalized microsites and campaigns, and regulatory communications, such as proxy materials and explanation of benefits.

The Communications Cloud provides our clients the flexibility to implement only the modules and delivery channels needed to address their specific communication needs. The platform’s open application programming interfaces and self-servicing tools help our clients improve their communications systems’ efficiency and productivity. Through the Communications Cloud, our clients can:
•leverage flexible and scalable self-service and managed service composition tools to create relevant content that drives customer action (apply, enroll, service, click, vote, pay and more);
•manage and consolidate customer profiles, preferences and consents;
•transform digital and print communications through the optimization of content across channels to accelerate delivery, reduce costs, and help our clients meet regulatory requirements and quality controls;
•store and retrieve communications with best-in-class security to manage risk;
•deliver personalized communications across channels, including interactive microsites, email, short message service, presentment, online banking and payments, personal cloud services, print and mail; and
•gain comprehensive reporting and analytics to improve communications and increase engagement based on customer behaviors.

Global Technology and Operations
Transactions involving securities and other financial market instruments originate with an investor, who places an order with a broker who in turn routes that order to an appropriate market for execution. At that point, the parties to the transaction coordinate payment and settlement of the transaction through a clearinghouse. The records of the parties involved must then be updated to reflect completion of the transaction. Tax, custody, accounting and record-keeping requirements must be complied with in connection with the transaction and the customer’s account information must correctly reflect the transaction. The accurate processing of trading activity from its initial inception and custody activity requires effective automation and information flow across multiple systems and functions within the firm and across the systems of the various parties that participate in the execution of a transaction.
Our Global Technology and Operations segment provides solutions that automate the front-to-back transaction lifecycle of equity, mutual fund, fixed income, foreign exchange and exchange-traded derivatives, from order capture and execution through trade confirmation, margin, cash management, clearing and settlement, reference data management, reconciliations, securities financing and collateral management, asset servicing, compliance and regulatory reporting, portfolio accounting and custody-related services. Our solutions provide automated straight through processing operations and enable buy- and sell-side financial institutions to efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With our multi-market, multi-asset class, multi-entity and multi-currency capabilities, we provide trade processing on a global basis. In addition, we provide business process outsourcing services for our buy- and sell-side clients’ businesses. These services combine our technology with our operations expertise to support the entire trade lifecycle, including securities clearing and settlement, reconciliations, record-keeping, wealth management asset servicing, and custody-related functions.
The Global Technology and Operations segment’s revenues represented approximately 25% and 26% of our total Revenues in fiscal years 2021 and 2020, respectively, which gives effect to the foreign exchange impact from revenues generated in currencies other than the U.S. dollar. See “Analysis of Reportable Segments — Revenues” under “Item 701. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Services and solutions offered through the Global Technology and Operations segment include the following:

Capital Markets Solutions
We provide a set of multi-asset, multi-entity and multi-currency post-trade, trading and connectivity solutions that support real-time processing of securities transactions in equities, options, fixed income securities, and mutual funds. Our solutions enable global capital markets firms to access market liquidity, drive more effective market making and efficient front-to-back trade.
Our global post-trade processing platforms are provided on a SaaS basis and handle the entire securities processing cycle from order management to clearance, settlement and custody, and assists our clients in meeting their regulatory reporting and other post-trade requirements. We offer these services to support clearance and settlement activities with direct connectivity solutions in the major markets. These services include reference data management, securities financing, securities-based lending, collateral management, trade and transaction reporting, reconciliations, financial messaging and asset servicing. Our solutions can be deployed as a complete post-trade service as well as discrete components supporting financial institutions.

In addition, we provide comprehensive fixed income transaction processing capabilities to support clearance, settlement, custody, P&L reporting and regulatory reporting for domestic and foreign fixed income instruments. Our solution includes extensive support for mortgage-backed securities and other structured products. It is a multi-currency, multi-entity solution that provides real-time position and balance information, in addition to detailed accounting, financing, collateral management, and repurchase agreement functionality. The solution offers real-time straight through processing capabilities, enterprise-wide integration and a robust technology infrastructure - all focused on supporting firms specializing in the fixed income marketplace.
In 2021, with the acquisition of Itiviti, a leading provider of trading and connectivity technology to the capital markets industry, we now offer a set of global front-office trade order and execution management systems, connectivity and network offerings. The acquisition adds a complementary set of solutions to our existing post-trade product suite and other capital markets capabilities. The combination is expected to enable our clients to streamline their front-to-back technology platforms and operations and increase straight-through-processing efficiencies, across equities, fixed income, exchange-traded derivatives, and other asset classes.

Wealth and Investment Management Solutions
We deliver business critical data, technology solutions and marketing services to enable full-service, regional and independent broker-dealers and investment advisors to better engage with customers to help grow their business. We offer an integrated open-architecture wealth management platform through which we provide enhanced data-centric capabilities to improve the overall client experience across the entire wealth management lifecycle, including advisor, investor and operational workflows. This comprehensive wealth management platform streamlines all aspects of the service model, allowing our clients to digitally-onboard customers, manage advisor compensation for multiple products and service models, and seamlessly transfer and service accounts. We also provide solutions for reconciliations, securities lending, reference data management, and enterprise workflow management; as well as advisor desktop applications and reporting solutions including cloud-based marketing and customer communication tools.
In addition, we provide data-driven, digital solutions to broker-dealers, financial advisors, insurers and other firms with large, distributed salesforces. Our data aggregation solution helps financial advisors manage and build client relationships by providing customer account data aggregation, performance reporting, household grouping, automated report creation, document storage, and integration with popular financial planning and productivity applications. Our marketing operations and automation platform enables firms to manage marketing activities efficiently across field offices and branch locations using consistent standards. The platform provides unique data and analytical capabilities designed to enhance marketing, educate investors and increase sales effectiveness.
Our digital marketing and content capabilities leverage analytics and machine-learning to enable financial advisors and wealth management firms to grow their businesses and deepen relationships with their customers. Financial advisors and wealth management firms can tap into our digital tools and library of omni-channel content to personalize touchpoints to engage their customers and prospects across digital channels including websites, social media, e-mail and mobile.
We also provide buy-side technology solutions for the global investment management industry. Our asset management solutions are portfolio management, compliance, fee billing and operational support solutions such as order management, data warehousing, reporting, reference data management, risk management and portfolio accounting and fee billing for hedge funds, family offices, alternative asset managers, traditional asset managers and the providers that service this space including prime brokers, fund administrators and custodians. The client base for these services includes institutional asset managers, public funds, start-up or emerging managers through some of the largest global hedge fund complexes and global fund administrators.

Clients
We serve a large and diverse client base including banks, broker-dealers, mutual funds, retirement service providers, corporate issuers and wealth and asset management firms. Our clients in the financial services industry include retail and institutional brokerage firms, global banks, mutual funds, asset managers, insurance companies, annuity companies, institutional investors, specialty trading firms, clearing firms, third-party administrators, hedge funds, and financial advisors. Our corporate issuer clients are typically publicly held companies. In addition to financial services firms, we service corporate clients in the healthcare, insurance, consumer finance, telecommunications, utilities, and other service industries with their essential communications.
In fiscal year 2021, we:
•processed approximately 80% of the outstanding shares in the U.S. in the performance of our proxy services;
•processed over 7 billion investor and customer communications through print and digital channels;

•processed on average over $9 trillion in equity and fixed income trades per day of U.S. and Canadian securities; and
•provided fixed income trade processing services to 20 of the 24 primary dealers of fixed income securities in the U.S.
Competition
We operate in a highly competitive industry. Our Investor Communication Solutions business competes with companies that provide investor communication and corporate governance solutions including proxy services providers, transfer agents, proxy advisory firms, proxy solicitation firms and financial printers. We also face competition from numerous firms in the compiling, printing and electronic distribution of statements, bills and other customer communications. Within our Global Technology and Operations business, our capital markets solutions compete with in-house operations and vendors that provide trade processing, back-office record keeping, and sell-side order and execution management systems. Similarly, our wealth management solutions compete with service providers that deliver data, technology solutions, and marketing services, and our investment management solutions compete with firms that provide portfolio management, compliance and operational support solutions.
Technology
We have several information processing systems that serve as the core foundation of our technology platform. We leverage these systems in order to provide our services. We are committed to maintaining extremely high levels of quality service through our skilled technical employees and the use of our technology within an environment that seeks continual improvement. Our mission-critical applications are designed to provide high levels of availability, scalability, reliability, and flexibility. They operate on industry standard enterprise architecture platforms that provide high degrees of horizontal and vertical scaling. This scalability and redundancy allows us to provide high degrees of system availability. As part of Broadridge’s technology strategy, we leverage traditional data center services as well as private cloud and public cloud services. In 2010, we entered into an Information Technology Services Agreement (the “IT Services Agreement”) with International Business Machines Corporation (“IBM”), which was amended and restated in 2019 (the “Amended IT Services Agreement”). Under the Amended IT Services Agreement, IBM performs a broad range of technology services, including supporting our mainframe, midrange, network and data center operations, as well as providing disaster recovery services.
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
Most of our systems and applications operate in highly resilient data centers that employ multiple active power and cooling distribution paths, redundant components, and are capable of providing 99.995% availability. Additionally, the data centers provide infrastructure capacity and capability to permit any planned activity without disruption to the critical load, and can sustain at least one worst-case, unplanned failure or event with no critical load impact. Our geographically dispersed processing centers also provide disaster recovery and business continuity processing.
Product Development. Our products and services are designed with reliability, availability, scalability, and flexibility so that we can fully meet our clients’ processing needs. These applications are built in a manner that allows us to meet the breadth and depth of requirements of our financial services industry clients in a highly efficient manner. We continually upgrade, enhance, and expand our existing products and services, taking into account input from clients, industry-wide initiatives and regulatory changes affecting our clients.
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
To further demonstrate our commitment to maintaining the highest levels of quality service, information security, and client satisfaction within an environment that fosters continual improvement, most of our business units and our core applications and facilities for the provision of many services including our proxy services, U.S. equity and fixed income securities processing services, and IBM’s data centers, are International Organization for Standardization (“ISO”) 27001 certified. This security standard specifies the requirements for establishing, implementing, operating, monitoring, reviewing, maintaining and improving a documented Information Security Management System within the context of the organization’s overall business risks. It specifies the requirements for the implementation of security controls customized to the needs of individual organizations. The ISO 27001 standard addresses confidentiality, access control, vulnerability, business continuity, and risk assessment.
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
Certain aspects of our business are subject to regulatory compliance or oversight. As a provider of technology services to financial institutions, certain aspects of our U.S. operations are subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council (“FFIEC”), an interagency body of the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration. Periodic examinations by the FFIEC generally include areas such as internal audit, risk management, business continuity planning, information security, systems development, and third-party vendor management to identify potential risks related to our services that could adversely affect our banking and financial services clients.
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

There has been continual regulatory scrutiny of the securities industry including the outsourcing by firms of their operations or functions. This oversight could result in the future enactment of more restrictive laws or rules with respect to business process outsourcing. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At June 30, 2021, BBPO was in compliance with this capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires that BBPO maintain a minimum net capital amount. At June 30, 2021, BBPO was in compliance with this capital requirement.
Matrix Trust Company (“Matrix Trust”), is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds (“CITs”). As a result, Matrix Trust is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At June 30, 2021, Matrix Trust was in compliance with its capital requirements. In addition, in connection with the offering of CITs, Matrix Trust acts as a discretionary trustee and an ERISA fiduciary. CITs are subject to regulation by the IRS, federal and state banking regulators, and ERISA, which impose a number of duties on persons who are fiduciaries under ERISA. Matrix Trust is also subject to regulation by the Colorado Division of Banking and the Arizona Department of Financial Institutions which regulate the CITs pursuant to Office of the Comptroller of the Currency regulation.
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

The law in this area continues to develop and the changing nature of privacy laws in the U.S., the European Union and elsewhere could impact our processing of personal information of our employees and on behalf of our clients. For example, the European Union Parliament adopted the comprehensive General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”) became effective as of January 2020 and the California Consumer Privacy Rights Act (“CPRA”) will become effective on January 1, 2023. In addition, several U.S. states have also recently adopted new privacy laws or are proposing to pass their own state privacy laws.
We continually monitor privacy and information security laws and regulations and while we believe that we are compliant with our regulatory responsibilities, information security threats continue to evolve resulting in increased risk and exposure. In addition, legislation, regulation, litigation, court rulings, or other events could expose Broadridge to increased costs, liability, and possible damage to our reputation.

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
Compliance with laws and regulations that are applicable to our businesses with an international reach can be complex and may increase our cost of doing business in international jurisdictions. Our international business could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, trade restrictions and embargoes, data privacy requirements, labor laws, tax laws, anti-competition regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting bribery and other improper payments or inducements, such as the U.K. Bribery Act. Although we have implemented policies, procedures and training designed to ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors, vendors and agents will not take actions in violation of our policies or applicable laws and regulations, particularly as we expand our operations, including through acquisitions of businesses that were not previously subject to and may not have familiarity with laws and regulations applicable to us or compliance policies similar to ours. Any violations of sanctions or export control regulations or other laws could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also damage our reputation, our international expansion efforts and our business, and negatively impact our operating results.

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

Human Capital Management
As of June 30, 2021, we had 13,704 full-time associates, of which approximately 56% were employed in the Americas, 12% in Europe, and 32% in the APAC region, where a substantial number of associates are in India. None of our associates are subject to collective bargaining agreements and we believe that our employee relations are good.
We are driven by the success of each of our associates, and we recognize that it is because of their hard work, talent and commitment that we continue to deliver outstanding results for our clients. That is why we strive to provide a workplace that fosters a collaborative and supportive culture where everyone feels welcomed, accepted and empowered to be their best.
At the center of our associate engagement efforts is the concept of the Service-Profit Chain, where engaged associates deliver world-class service, which creates satisfied clients and, in turn, produces strong, long-term value for stockholders.

Our Board of Directors believes that human capital management and succession planning are vital to our success. The Compensation Committee of the Company’s Board of Directors has oversight over human capital management matters, including initiatives and programs that concern our culture, talent, recruitment, retention and associate engagement. In addition, our Chief Human Resources Officer and our Chief Diversity Officer report to our Board periodically on our initiatives and progress on diversity, equity and inclusion practices. The Board annually reviews the Company’s executive talent including the Company’s leadership bench and succession planning.

Diversity, Equity and Inclusion
We are dedicated to fostering a diverse, equitable, inclusive and healthy environment. As a leading provider of technology, communications and data and analytics solutions to businesses around the world, it is critical that we understand, embrace and operate in a multicultural environment. Every associate has unique strengths, which, when fully appreciated and embraced, allows everyone to perform at their best, leading to our success. Our goal is to ensure our associates at every level of the organization better represent the diversity of the clients we serve and communities in which we work. We are committed to advancing diversity, equity and inclusion initiatives and values into our culture.
We have an Executive Diversity Committee, chaired by our President, that meets quarterly and provides insight and recommendations on critical diversity, equity and inclusion-related opportunities and issues. In addition, we support a number of associate-led employee resource groups (our Associate Networks), where associates with similar backgrounds and interests can find peer support, shape company culture, receive mentorship and sponsorship from senior members and develop their careers.
In 2020, we appointed a Chief Diversity Officer, whose role is to design and implement a holistic diversity, equity and inclusion strategy, and partner with our business units to develop the resources and competencies needed to drive this strategy. Our Chief Diversity Officer is a member of the Executive Diversity Committee and provides regular updates to our Chief Executive Officer and executive leadership team. In addition, the Chief Diversity Officer serves as an advisor on global initiatives, such as our Associate Networks, and our recruitment and compliance efforts.

Talent and Development
We believe that our associates are among our most important assets. Encouraging professional development opportunities is a core part of our culture. One important resource we provide our associates is Broadridge University, a comprehensive suite of online courses and on-site training. We also have a tuition reimbursement program, and we support participation in external learning opportunities. In 2021, we launched our reverse mentoring program, which supports associate engagement and increasing a sense of belonging and inclusion by aligning associates from all levels and backgrounds (including but not limited to different generations, race, gender, ability, and sexual orientation) to serve as mentors to senior leaders.

Health, Safety and Wellness
We are committed to providing a safe workplace. We continuously strive to meet or exceed all laws, regulations and accepted practices pertaining to workplace safety. We have developed extensive safety policies, standards and procedures to which all associates are required to comply. Our policies are based on both U.S. Occupational Safety and Health Administration standards and site-specific guidelines to ensure that associates work in a safe and healthy environment. At our larger production facilities and at certain other locations, we house on-site Wellness Centers staffed with physicians, nurse practitioners and physician assistants who provide a wide variety of medical services at no cost to our associates.
As we navigate the Covid-19 pandemic, the well-being of our associates is one of our highest priorities. We have taken numerous steps in support of these priorities, including remote work for our non-production associates, and stringent safety and disinfecting measures in our facilities to mitigate the spread of the virus. We removed economic pressure to work by providing extended leave for those who are ill, quarantined, or have a family member in a high-risk group. The Broadridge Pandemic/Covid-19 Committee continues to track the latest developments of the pandemic. We have deployed a task force focused on re-opening our offices to the highest safety standards, including monitoring the external environment, usage of personal protective equipment, providing financial incentives for vaccination, and other measures.

Associate Compensation and Benefits
We have demonstrated a history of investing in our workforce by offering competitive salaries and wages. In addition, we offer various types of compensation, which vary by associate role and country/region, and may include annual bonuses, stock awards, and retirement savings plans. In addition we offer the following benefits (which may vary by country/region): healthcare and insurance benefits, tax efficient or savings programs, such as health and dependent care flexible spending accounts, health savings account and pretax commuter benefits or green transport tax savings schemes, paid time off, paid parental leave, quarantine and Covid leave, vaccination time off, life and disability insurance, business travel accident insurance, charitable gift matching, tuition assistance and on-site health centers, among others.

Associate Engagement
We regularly conduct multiple surveys and focus groups to assess associate engagement and determine if and how perspectives have changed over time. Our surveys and focus group practices allow our associates to share their views on our workplace, the importance of various aspects of work life, among other topics. The themes and insights of our associate feedback are shared with our executive leadership and has been instrumental in shaping our approach to planning for the future of our workplace. In 2021, our employee engagement score rose 8% from 2020, and for the third consecutive year, we received U.S. and Canada certification from Great Place to Work® for our outstanding workplace culture. We also received certification in India for the fourth consecutive year and first-time certification in the United Kingdom, Ireland, and Russia. The Great Place to Work Institute is a global authority on high-trust, high-performance workplaces.

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

The Covid-19 pandemic may negatively impact our business, results of operations and financial performance.
The Covid-19 pandemic is having a significant effect on the world economy, which has created significant uncertainties. These uncertainties include, but are not limited to, the adverse effects of the pandemic on the economy, our employees, our clients and our third-party service providers. The Covid-19 pandemic has created significant uncertainty and business and economic disruption. Any of the following factors, or other cascading effects of the Covid-19 pandemic that are not currently foreseeable, could negatively affect our operations and performance of our services, increase our costs, and negatively impact our sales, results of operations and our liquidity position, possibly to a significant degree:
•The Covid-19 pandemic and the stay-at-home orders and quarantine rules resulting from the pandemic could have an impact on our ability to perform our services and the operations of our facilities. Our ability to provide our services and solutions could be negatively impacted, including as a result of our employees or our clients’ and vendors’ employees working remotely, or due to business slowdown or interruption caused by the illness of our employees or the safety measures implemented to prevent the illness of our employees such as the potential closures of offices and facilities. In addition, a resurgence of the Covid-19 virus in the areas where we operate could result in additional stay-at-home orders being put in place. Our inability or failure to properly perform our services could cause us to incur expenses including service penalties, lose revenues, lose clients or damage our reputation.
•We have taken several measures in response to Covid-19, including adopting strict social distancing and cleaning measures in our production facilities, taking the temperature of production-related employees in affected areas, and continuing remote work for many of our employees. We may take further actions in our facilities as may be required by government authorities or as we determine are in the best interests of our employees, clients, and vendors, including as employees return to our offices. There is no certainty that such measures will be sufficient to mitigate the risks posed by Covid-19 or will be satisfactory to government authorities.

•We are a global company and our business is highly dependent on the financial services industry and exchanges and market centers. The pandemic continues to adversely impact global commercial activity. An extended period of market disruption or closures, or a prolonged economic downturn, could negatively impact our business and financial results. We could experience a decrease in demand for our services or a delay or reduction in our sales if a prolonged economic downturn causes financial stress for our clients. We could also experience a delay in onboarding our clients. Further, a sustained decline in market values could result in decreased assets under administration negatively impacting our mutual fund processing business. In addition, lower interest rates have negatively impacted our mutual fund processing and transfer agency businesses.
•The technological resources and infrastructure used by us, as well as the third-party service providers and vendors who support us, such as internet capacity, may be strained due to the increase in the number of remote users. In addition, we may face increased cybersecurity risks due to the number of employees who are working remotely in regions impacted by stay-at-home orders or observing quarantine safety measures. Increased levels of remote access may create additional opportunities for cybercriminals to attempt to exploit vulnerabilities, and employees may be more susceptible to phishing and social engineering attempts due to increased stress caused by the crisis and from balancing family and work responsibilities at home.
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
There are no comparable recent events which may provide guidance as to the effect of the Covid-19 pandemic, and, as a result, its ultimate impact is highly uncertain and subject to change. We cannot foresee the full extent of the impacts on our business, our operations or the global economy and the full impact will depend on numerous evolving factors that are outside our control. However, the effects could have a material adverse effect on our business, results of operations and financial performance.

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
In fiscal year 2021, we derived approximately 51% of the revenues of our Global Technology and Operations segment from the 15 largest clients in that segment. Our largest single client accounted for approximately 6% of our consolidated revenues in fiscal year 2021. While these clients generally work with multiple business segments, the loss of business from any of these clients due to merger or consolidation, financial difficulties or bankruptcy, or the termination or non-renewal of contracts could have a material adverse effect on our revenues and results of operations. Also, in the event a client experiences financial difficulties or bankruptcy resulting in a reduction in their demand for our services or loss of the client’s business, in addition to losing the revenue from that client, we would be required to write-off any investments made by us in connection with that client, including costs incurred to set up or convert a client’s systems to function with our technology. Such costs for all clients represented approximately 10% of our total assets as of June 30, 2021.

Security breaches or cybersecurity attacks could adversely affect our ability to operate, could result in personal, confidential or proprietary information being misappropriated, and may cause us to be held liable or suffer harm to our reputation.
We process and transfer sensitive data, including personal information, valuable intellectual property and other proprietary or confidential data provided to us by our clients, which include financial institutions, public companies, mutual funds, and healthcare companies. We also handle personal information of our employees in connection with their employment. We maintain systems and procedures including encryption, authentication technology, data loss prevention technology, entitlement management, access control and anti-malware software, and transmission of data over private networks to protect against unauthorized access to physical and electronic information, including by cybersecurity attacks.
In certain circumstances, our third-party vendors may have access to sensitive data including personal information. It is also possible that a third-party vendor could intentionally or inadvertently disclose sensitive data, including personal information. We require our third-party vendors to have appropriate security controls if they have access to the personal information of our clients’ customers or our employees. However, despite those safeguards, it is possible that unauthorized individuals could improperly access our systems or those of our vendors, or improperly obtain or disclose the sensitive data including personal information that we or our vendors process or handle.
Many of our services are provided through the Internet which increases our exposure to potential cybersecurity attacks. We have experienced cybersecurity threats to our information technology infrastructure and have experienced non-material cybersecurity attacks, attempts to breach our systems and other similar incidents. Future threats could cause harm to our business and our reputation and challenge our ability to provide reliable service, as well as negatively impact our results of operations materially. Our insurance coverage may not be adequate to cover all the costs related to cybersecurity attacks or disruptions resulting from such events.
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
We provide technology solutions to financial services firms that are generally subject to extensive regulation in the U.S. and in other jurisdictions. As a provider of services to financial institutions and issuers of securities, our services are provided in a manner designed to assist our clients in complying with the laws and regulations to which they are subject. Therefore, our services, such as our proxy services, shareholder report distribution, and customer communications services, are particularly sensitive to changes in laws and regulations governing the financial services industry and the securities markets. Changes in laws and regulations could require changes in the services we provide or the manner in which we provide our services, or they could result in a reduction or elimination of the demand for our services.
Our investor communications services and the fees we charge our clients for certain services are subject to change if applicable SEC or stock exchange rules or regulations are amended, or new laws or regulations are adopted, which could result in a material negative impact on our business and financial results. For example, the SEC’s recently proposed modifications to the mutual fund and exchange-traded fund disclosure framework could have an impact on our services, business and financial results if adopted and implemented as proposed.
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
The legislative and regulatory environment of the financial services industry is continuously changing. The SEC, FINRA, DOL, various stock exchanges and other U.S. and foreign governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations or provide revised interpretations or they may change the enforcement priorities with respect to existing laws and regulations. These legislative and regulatory initiatives may impact the way in which we conduct our business, requiring changes to the way we provide our services or additional investment which may make our business less profitable. Further, as a provider of technology services to financial institutions, certain aspects of our U.S. operations are subject to regulatory oversight and examination by the FFIEC. A sufficiently unfavorable review from the FFIEC could have a material adverse effect on our business. With an increased focus on vendor risk management, the FFIEC and other regulatory agencies provide guidelines for overseeing technology service providers, increasing the contractual requirements with our clients and the cost of providing our services.
Our business process outsourcing, mutual fund processing and transfer agency solutions as well as the entities providing those services are subject to regulatory oversight. Our provision of these services must comply with applicable rules and regulations of the SEC, FINRA, DOL, various stock exchanges and other regulatory bodies charged with safeguarding the integrity of the securities markets and other financial markets and protecting the interests of investors participating in these markets. If we fail to comply with any applicable regulations in performing these services, we could be subject to suits for breach of contract or to governmental proceedings, censures and fines. In addition, we could lose clients and our reputation could be harmed, negatively impacting our ability to attract new clients.
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
We generate significant revenues from the transaction processing fees we earn from our services. These revenue sources are substantially dependent on the levels of participation and activity in the securities markets. The number of unique securities positions held by investors through our clients and our clients’ customer trading volumes reflect the levels of participation and activity in the markets, which are impacted by market prices, and the liquidity of the securities markets, among other factors. Volatility in the securities markets and sudden sharp or gradual but sustained declines in market participation and activity can result in reduced investor communications activity, including reduced proxy and event-driven communications processing such as mutual fund proxy, mergers and acquisitions and other special corporate event communications processing, and reduced trading volumes. In addition, our event-driven fee revenues are based on the number of special corporate events and transactions we process. Event-driven activity is impacted by financial market conditions and changes in regulatory compliance requirements, resulting in fluctuations in the timing and levels of event-driven fee revenues. As such, the timing and level of event-driven activity and its potential impact on our revenues and earnings are difficult to forecast. The occurrence of any of these events would likely result in reduced revenues and decreased profitability from our business operations.

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
Certain of our businesses rely on a single or a limited number of service providers or vendors. Changes in the business condition (financial or otherwise) of these service providers or vendors could impact their provision of services to us or they may no longer be able to provide services to us at all, which could have a material adverse effect on our business and financial results. In such circumstances, we cannot be certain that we will be able to replace our key third-party vendors in a timely manner or on terms commercially reasonable to us given, among other reasons, the scope of responsibilities undertaken by some of our service providers, the depth of their experience and their familiarity with our operations generally.
If we change a significant vendor, an existing service provider makes significant changes to the way it conducts its operations, or is acquired, or we seek to bring in-house certain services performed today by third parties, we may experience unexpected disruptions in the provision of our solutions, which could have a material adverse effect on our business and financial results.
Furthermore, certain third-party service providers or vendors may have access to sensitive data including personal information, valuable intellectual property and other proprietary or confidential data provided to us by our clients. It is possible that a third-party vendor could intentionally or inadvertently disclose sensitive data including personal information, which could have a material adverse effect on our business and financial results and damage our reputation.

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
While we monitor system loads and performance and implement system upgrades to handle predicted increases in trading volume and volatility, we may not be able to predict future volume increases or volatility accurately or that our systems and those of our data center services and cloud services providers will be able to accommodate these volume increases or volatility without failure or degradation. In addition, we may not be able to prevent cybersecurity attacks on our systems. Moreover, because we have outsourced our data center operations and use third-party cloud services providers for storage of certain data, the operation, performance and security functions of the data center and the cloud system involve factors beyond our control. Any significant degradation or failure of our computer systems, communications systems or any other systems in the performance of our services could cause our clients or their customers to suffer delays in their receipt of our services. These delays could cause substantial losses for our clients or their customers, and we could be liable to parties who are financially harmed by those failures. In addition, such failures could cause us to lose revenues, lose clients or damage our reputation.

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
Our services are impacted by the number of unique securities positions held by investors through our clients, the level of investor communications activity we process on behalf of our clients, trading volumes, market prices, and liquidity of the securities markets. These factors are in turn affected by general national and international economic and political conditions, and broad trends in business and finance that result in changes in participation and activity in the securities markets. For example, the Covid-19 pandemic continues to adversely impact global commercial activity and has contributed to a general economic recession, adversely impacting our clients. These factors include:
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
•additional debt incurred to finance an acquisition could impact our liquidity and may cause a credit downgrade;
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

We have incurred additional debt in connection with the Itiviti acquisition, which could have a negative impact on our financing options and liquidity position, which could in turn adversely affect our business.
As of June 30, 2021, we had $3,914.4 million in aggregate principal amount of total debt. Additionally, our revolving credit facility has a remaining borrowing capacity of $1,385.6 million as of June 30, 2021. Our overall leverage and the terms of our financing arrangements could:
•limit our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity;
•make it more difficult for us to satisfy the terms of our debt obligations;
•limit our ability to refinance our indebtedness on terms acceptable to us, or at all;
•limit our flexibility to plan for and to adjust to changing business and market conditions and increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements; and
•increase our vulnerability to adverse economic or industry conditions.
Our ability to meet expenses and debt service obligations will depend on our future performance, which could be affected by financial, business, economic and other factors. If we are not able to pay our debt service obligations, we may be required to refinance all or part of our debt, sell assets, borrow more money or raise additional equity capital. In addition, if the credit ratings of our outstanding indebtedness are downgraded, or if rating agencies indicate that a downgrade may occur, our business, financial position, and results of operations could be adversely affected and perceptions of our financial strength could be damaged. A downgrade would also have the effect of increasing our borrowing costs and could decrease the availability of funds we are able to borrow, adversely affecting our business, financial position, and results of operations. Further, a downgrade could adversely affect our relationships with our clients.

We may incur non-cash goodwill impairment charges in the future.
As a result of past acquisitions, we carry a significant goodwill balance on our balance sheet. Goodwill accounted for approximately 46% of the total assets on our balance sheet as of June 30, 2021. We expect to engage in additional acquisitions, which will likely result in our recognition of additional goodwill. We test goodwill for impairment annually as of March 31st and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Although no indications of a goodwill impairment have been identified, there can be no assurance that we will not incur impairment charges in the future, particularly in the event of a prolonged economic recession. A significant non-cash goodwill impairment could have a material adverse effect on our results of operations.

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

For example, the United Kingdom’s withdrawal from the European Union (“Brexit”) became effective on January 31, 2020 and on December 24, 2020, the United Kingdom and the European Union entered into the EU-UK Trade and Cooperation Agreement, which governs bilateral relations in areas such as trade, intellectual property, and energy. However, the post-Brexit relationship between the United Kingdom and the European Union is new and evolving, and any continuing legal or economic disruptions resulting from Brexit may negatively impact our clients with operations in the United Kingdom, which may cause them to reduce their spending on our solutions and services.
In addition, our operations and our ability to deliver our services to our clients could be adversely impacted if there is instability, disruption or destruction in certain geographic regions including as a result of natural or man-made disasters, wars, terrorist activities, or any widespread outbreak of an illness, pandemic, including a continuation or worsening of the Covid-19 pandemic and its variants, or other local or global health issue.

Certain of our services may be exposed to risk from our counterparties and third parties.
Our mutual fund and exchange-traded fund processing services and our transfer agency services involve the settlement of transactions on behalf of our clients and third parties. With these activities, we may be exposed to risk in the event our clients, or broker-dealers, banks, clearing organizations, or depositories are unable to fulfill contractual obligations. Failure to settle a transaction may affect our ability to conduct these services or may reduce their profitability as a result of the reputational risk associated with failure to settle.

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

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.     Properties
We operate our business primarily from 60 facilities. We lease three facilities in Edgewood, New York, and facilities in El Dorado Hills, California; South Windsor, Connecticut; Kansas City, Missouri; Coppell, Texas; and Markham, Canada, with a combined space of 2.2 million square feet which are used in connection with our Investor Communication Solutions business. We also lease a facility in Newark, New Jersey, which houses our principal Global Technology and Operations business operations. We also lease space at 50 additional locations, subject to customary lease arrangements and which expire on a staggered basis, and we also own a facility in Mount Laurel, NJ. We believe our facilities are currently adequate for their intended purposes and are adequately maintained.

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

PART II.
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading “regular way” on the NYSE under the symbol “BR” on April 2, 2007. There were 9,644 stockholders of record of the Company’s common stock as of July 30, 2021. This figure excludes the beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Dividend Policy
We expect to pay cash dividends on our common stock. On August 11, 2021, our Board of Directors increased our quarterly cash dividend by $0.065 per share to $0.64 per share, an increase in our expected annual dividend amount from $2.30 to $2.56 per share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
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
Performance Graph
The following graph compares the cumulative total return on Broadridge common stock from June 30, 2016 to June 30, 2021, with the comparable cumulative return of the: (i) S&P 500 Index and (ii) S&P 500 Information Technology Index. The graph assumes $100 was invested on June 30, 2016 in our common stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock.
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

$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
June 30, 2016
June 30, 2017
June 30, 2018
June 30, 2019
June 30, 2020
June 30, 2021
Broadridge Financial Solutions. Inc. Common Stock
S&P 500 Index
S&P 500 Information Technology Index

	June 30, 2016	June 30, 2017	June 30, 2018	June 30, 2019	June 30, 2020	June 30, 2021
Broadridge Financial Solutions. Inc. Common Stock	$100.00	$118.12	$182.69	$206.11	$207.61	$269.96
S&P 500 Index	$100.00	$117.89	$134.82	$148.86	$160.01	$225.25
S&P 500 Information Technology Index	$100.00	$133.89	$175.79	$200.99	$273.14	$388.91

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our fourth fiscal quarter ended June 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2021 – April 30, 2021	130,034	$154.92	—	9,586,545
May 1, 2021 – May 31, 2021	—	—	—	9,586,545
June 1, 2021 – June 30, 2021	1,626	162.76	—	9,586,545
Total	131,660	$155.02	—
(1)Includes 131,660 shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2)During the fiscal quarter ended June 30, 2021, the Company did not repurchase shares of common stock under its share repurchase program. At June 30, 2021, there were 9,586,545 shares remaining available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

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

	Years Ended June 30,
	2021	2020	2019	2018	2017
	(in millions, except for per share amounts)
Statements of Earnings Data
Revenues (a)	$4,993.7	$4,529.0	$4,362.2	$4,329.9	$4,142.6
Operating income (a)	678.7	624.9	652.7	598.1	534.0
Earnings before income taxes (a)	696.2	579.5	607.3	561.0	488.1
Net earnings (a)	547.5	462.5	482.1	427.9	326.8
Basic earnings per share (a)	$4.73	$4.03	$4.16	$3.66	$2.77
Diluted earnings per share (a)	$4.65	$3.95	$4.06	$3.56	$2.70
Basic Weighted-average shares outstanding	115.7	114.7	115.9	116.8	118.0
Diluted Weighted-average shares outstanding	117.8	117.0	118.8	120.4	120.8
Cash dividends declared per common share	$2.30	$2.16	$1.94	$1.46	$1.32

	June 30,
	2021	2020	2019	2018	2017
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$274.5	$476.6	$273.2	$263.9	$271.1
Total current assets (a)	1,261.3	1,328.0	1,042.3	991.1	989.6
Property, plant and equipment, net	177.2	161.6	189.0	204.1	198.1
Total assets (a)(b)	8,119.8	4,889.8	3,880.7	3,304.7	3,149.8
Total current liabilities (a)(b)	1,288.0	1,341.0	802.6	777.3	744.9
Long-term debt, excluding current portion	3,887.6	1,387.6	1,470.4	1,053.4	1,102.1
Total liabilities (a)(b)	6,310.6	3,543.2	2,753.2	2,210.4	2,146.0
Total stockholders’ equity (a)(b)	1,809.1	1,346.5	1,127.5	1,094.3	1,003.8
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

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion summarizes the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal years ended June 30, 2021 and 2020, and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words such as “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results, performance or achievements may differ materially from the results discussed in this Item 7 because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” and “Risk Factors” included in Part 1 of this Annual Report on Form 10-K.
The discussion summarizing the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal year ended June 30, 2019 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year 2020 (the “2020 Annual Report”), which was filed with the Securities and Exchange Commission on August 11, 2020.
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

The following represents the fiscal year 2021 acquisitions:

Fiscal Year 2021 Acquisitions:
Financial information on each transaction is as follows:

	Itiviti	Advisor-Stream	Total
	(in millions)
Cash payments, net of cash acquired	$2,580.4	$23.2	$2,603.6
Deferred payments, net	—	2.9	2.9
Contingent consideration liability	—	7.3	7.3
Aggregate purchase price	$2,580.4	$33.4	$2,613.8

Net tangible assets acquired / (liabilities assumed)	$(256.6)	$(3.0)	$(259.6)
Goodwill	1,932.4	25.8	1,958.2
Intangible assets	904.6	10.5	915.1
Aggregate purchase price	$2,580.4	$33.4	$2,613.8

Itiviti Holding AB (“Itiviti”)
In May 2021, the Company acquired Itiviti, a leading provider of trading and connectivity technology to the capital markets industry. The acquisition of Itiviti extends the Company’s back-office capabilities into the front-office and deepens its multi-asset class solutions, better enabling the Company to help its clients adapt to a rapidly evolving marketplace. Itiviti is included in the Company’s GTO reportable segment.
•Goodwill is not tax deductible.
•Intangible assets acquired consist primarily of customer relationships and software technology, which are being amortized over a seven-year life and five-year life, respectively.
The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the acquired business’ assets and liabilities.
AdvisorStream Ltd. (“AdvisorStream”)
In June 2021, the Company acquired AdvisorStream, a leading provider of digital engagement and marketing solutions for the global wealth and insurance industries. AdvisorStream's advisor marketing platform enables advisors to drive revenue and growth by providing personalized and consistent client communications. AdvisorStream is included in the Company’s GTO reportable segment.
•Goodwill is not tax deductible.
•Intangible assets acquired consist primarily of customer relationships and software technology, which are being amortized over a five-year life and five-year life, respectively.
The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the acquired business’ assets and liabilities.

The following represents the fiscal year 2020 acquisitions:

Fiscal Year 2020 Acquisitions:

BUSINESS COMBINATIONS

Financial information on each transaction is as follows:

	Shadow Financial	Fi360	Clear-Structure	Funds-Library	Other Acquisitions	Total
	(in millions)
Cash payments, net of cash acquired	$35.6	$116.0	$59.1	$69.9	$17.3	$298.0
Deferred payments, net	3.0	3.5	2.1	—	1.7	10.4
Contingent consideration liability	—	—	7.0	—		7.0
Aggregate purchase price	$38.6	$119.5	$68.3	$69.9	$19.1	$315.4

Net tangible assets acquired / (liabilities assumed)	$(0.1)	$(7.9)	$0.2	$(3.1)	$(2.2)	$(13.1)
Goodwill	17.6	84.4	44.2	39.2	13.5	198.9
Intangible assets	21.1	43.1	23.9	33.8	7.8	129.6
Aggregate purchase price	$38.6	$119.5	$68.3	$69.9	$19.1	$315.4

Shadow Financial
In October 2019, we acquired Shadow Financial, a provider of multi-asset class post-trade solutions for the capital markets industry. The acquisition builds upon Broadridge’s post-trade processing capabilities by adding a market-ready solution for exchanges, inter-dealer brokers and proprietary trading firms. In addition, the acquisition adds capabilities across exchange-traded derivatives and cryptocurrency.
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
•The fair value of the contingent consideration liability at June 30, 2021 is $5.0 million.
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

BASIS OF PRESENTATION
The Consolidated Financial Statements have been prepared in accordance with GAAP in the U.S. and in accordance with the SEC requirements for Annual Reports on Form 10-K. These financial statements present the consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. Certain prior period amounts have been reclassified to conform to the current year presentation where applicable, except as it relates to ASU No. 2016-02, as amended “Leases” (“ASU No. 2016-02”).
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
Goodwill. We review the carrying value of all our goodwill by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate a possible impairment. When determining fair value of a reporting unit, we utilize the income approach which considers a discounted future cash flow analysis using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the particular reporting unit’s weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows based on forecasted earnings before interest and taxes, and the selection of the terminal value growth rate and discount rate assumptions. The weighted-average cost of capital takes into account the relative weight of each component of our consolidated capital structure (equity and long-term debt). Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-range planning process. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess not to exceed the total amount of goodwill allocated to that reporting unit. We had $3,720.1 million of goodwill as of June 30, 2021. Given the significance of our goodwill, an adverse change to the fair value of one of our reporting units could result in an impairment charge, which could be material to our earnings.
The Company performs a sensitivity analysis under the goodwill impairment test assuming hypothetical reductions in the fair values of our reporting units. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in our calculations of the fair values of the reporting units would not result in an impairment of our goodwill.
Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). The Company is subject to regular examination of its income tax returns by the U.S. federal, state and foreign tax authorities. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements. The Company has estimated foreign net operating loss carryforwards of approximately $63.0 million as of June 30, 2021 of which $7.9 million are subject to expiration in the June 30, 2022 through June 30, 2041 period. The remaining $55.1 million of carryforwards has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $43.5 million of which $24.4 million are subject to expiration in the June 30, 2022 through June 30, 2037 period with the balance of $19.1 million having an indefinite utilization period. U.S. federal net operating loss carryforwards resulting from tax losses beginning with the fiscal year ended June 30, 2019 have an indefinite carryforward under the U.S. Tax Cuts and Jobs Act (the “Tax Act”). The Company did not realize any federal net operating losses for the fiscal year ended June 30, 2021.
Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $10.5 million and $6.7 million at June 30, 2021 and 2020, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income requires significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.

Share-based Payments. Accounting for stock-based compensation requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock options issued by using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Determining these assumptions are subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock options. A hypothetical change of five percentage points applied to the volatility assumption used to determine the fair value of the fiscal year 2021 stock option grants would result in approximately a $2.2 million change in total pre-tax stock-based compensation expense for the fiscal year 2021 grants, which would be amortized over the vesting period. A hypothetical change of one year in the expected life assumption used to determine the fair value of the fiscal year 2021 stock option grants would result in approximately a $0.7 million change in the total pre-tax stock-based compensation expense for the fiscal year 2021 grants, which would be amortized over the vesting period. A hypothetical change of one percentage point in the forfeiture rate assumption used for the fiscal year 2021 stock option grants would result in approximately a $0.1 million change in the total pre-tax stock-based compensation expense for the fiscal year 2021 grants, which would be amortized over the vesting period. A hypothetical one-half percentage point change in the dividend yield assumption used to determine the fair value of the fiscal year 2021 stock option grants would result in approximately a $0.8 million change in the total pre-tax stock-based compensation expense for the fiscal year 2021 grants, which would be amortized over the vesting period.
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
Record Growth and Internal Trade Growth
The Company uses select operating metrics specific to Broadridge of Record Growth and Internal Trade Growth in evaluating its business results and identifying trends affecting its business. Record Growth is defined as stock record growth and interim record growth which measure the estimated annual change in total positions eligible for equity proxy materials and mutual fund and exchange-traded fund interim communications, respectively, for equities and mutual fund position data reported to Broadridge in both the current and prior year periods. Internal Trade Growth represents the estimated change in trade volumes for Broadridge securities processing clients whose contracts are linked to trade volumes and who were on Broadridge’s trading platforms in both the current and prior year periods. Record Growth and Internal Trade Growth are useful non-financial metrics for investors in understanding how management measures and evaluates Broadridge’s ongoing operational performance within its Investor Communication Solutions and Global Technology and Operations reportable segments, respectively.
The key performance indicators for the fiscal years ended June 30, 2021, and 2020, are as follows:

	Select Operating Metrics

	Years Ended June 30,
	2021	2020
Record Growth
Equity proxy	26%	10%
Mutual fund interims	10%	2%

Internal Trade Growth	12%	9%

RESULTS OF OPERATIONS
The following discussions of Analysis of Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020. The Analysis of Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides more detailed discussions concerning certain components of the Consolidated Statements of Earnings. Discussions of Analysis of Consolidated Statements of Earnings and Analysis of Reportable Segments for the fiscal year ended June 30, 2020 compared to the fiscal year ended June 30, 2019 is disclosed in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2020 Annual Report.
The following references are utilized in the discussions of Analysis of Consolidated Statements of Earnings and Analysis of Reportable Segments:
“Amortization of Acquired Intangibles and Purchased Intellectual Property” and “Acquisition and Integration Costs” represent non-cash amortization expenses associated with the Company’s acquisition activities, as well as certain transaction and integration costs associated with the Company’s acquisition activities, respectively.
“IBM Private Cloud Charges” represent a charge on the hardware assets transferred to IBM and other charges related to the IBM Private Cloud Agreement.
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

“Gain on Acquisition-Related Financial Instrument” represents a non-operating gain on a financial instrument designed to minimize the Company's foreign exchange risk associated with the acquisition of Itiviti (the “Itiviti Acquisition”), as well as certain other non-operating financing costs associated with the Itiviti Acquisition.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. During fiscal year 2021, mutual fund proxy fee revenues were 17% greater than the prior fiscal year. During fiscal year 2020, mutual fund proxy revenues were 35% lower than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
For the fiscal years ended June 30, 2021 and 2020, Closed sales were $242.5 million and $238.9 million, respectively. The fiscal years ended June 30, 2021 and 2020, are net of an allowance adjustment of $12.8 million and $10.0 million, respectively.
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
In fiscal year 2021, there has not been a material impact as a result of Covid-19 on our consolidated revenues and pre-tax income. In addition, all of our production-related facilities remain operational and are continuing to provide ongoing services to our clients. Further, we have not experienced any significant supply-chain issues as our critical vendors have also remained operational and continue to meet their on-going service level requirements. We continue to engage with our clients to assist with their service demands, including our clients’ needs for any supplemental operational services and/or changes to existing service requirements in response to the Covid-19 pandemic.

Notwithstanding the foregoing, we are unable to precisely predict the impact that Covid-19 will have in the future due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our clients, and other factors identified in Part I, Item 1A. “Risk Factors” in this Annual Report. Given these uncertainties, Covid-19 could disrupt the business of certain of our clients, decrease our clients’ demand for our services, impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our consolidated results of operations and/or our financial condition in the future. We will continue to closely monitor and evaluate the nature and extent of the impact of Covid-19 to our business, consolidated results of operations, and financial condition.

On August 5, 2020, the SEC proposed modifications to the mutual fund and exchange-traded fund disclosure framework (the “Proposal”). Under the Proposal, fund companies would send investors streamlined annual and semi-annual shareholder reports instead of long-form shareholder reports. The Proposal would allow fund companies to send investors streamlined and tailored annual and semi-annual shareholder reports instead of long-form shareholder reports The Proposal also would replace the requirement for funds to distribute an annual prospectus to existing shareholders and instead requires timely communication of material changes via supplemental communications. Adoption and implementation of the Proposal as proposed could have an impact on our services, business and financial results. We will closely monitor and evaluate the progress of the Proposal and its potential impact on our business. Please see our “Risk Factors” in Part I, Item 1A. of this Annual Report.

ANALYSIS OF CONSOLIDATED STATEMENTS OF EARNINGS
Fiscal Year 2021 Compared to Fiscal Year 2020
The table below presents Consolidated Statements of Earnings data for the fiscal years ended June 30, 2021 and 2020, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2021	2020	Change
			($)	(%)
	(in millions, except for per share amounts)
Revenues	$4,993.7	$4,529.0	$464.7	10
Cost of revenues	3,570.8	3,265.1	305.6	9
Selling, general and administrative expenses	744.3	639.0	105.2	16
Total operating expenses	4,315.0	3,904.1	410.9	11

Operating income	678.7	624.9	53.8	9
Margin	13.6%	13.8%		(0.2)	pts
Interest expense, net	(55.2)	(58.8)	3.5	(6)
Other non-operating income (expenses), net	72.7	13.4	59.3	NM
Earnings before income taxes	696.2	579.5	116.6	20
Provision for income taxes	148.7	117.0	31.6	27
Effective tax rate	21.4%	20.2%		1.2	pts
Net earnings	$547.5	$462.5	$85.0	18
Basic earnings per share	$4.73	$4.03	$0.70	17
Diluted earnings per share	$4.65	$3.95	$0.70	18

Weighted average shares outstanding:
Basic	115.7	114.7
Diluted	117.8	117.0
NM - Not meaningful
Revenues
The table below presents Consolidated Statements of Earnings data for the fiscal years ended June 30, 2021 and 2020, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2021	2020	Change
			$	%
	($ in millions)
Recurring fee revenues	$3,332.9	$3,036.3	$296.7	10
Event-driven fee revenues	237.3	178.0	59.3	33
Distribution revenues	1,555.3	1,451.2	104.1	7
Foreign currency exchange	(131.9)	(136.4)	4.6	(3)
Total	$4,993.7	$4,529.0	$464.7	10

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	5pts	3pts	2pts	10%

Revenues increased $464.7 million, or 10%, to $4,993.7 million from $4,529.0 million.
•Recurring fee revenues increased $296.7 million primarily by growth from 5pts of new business onboarding, 3pts of internal growth, and 2pts related to the impact of acquisitions. Internal growth of 3pts was driven by increased equity and interim positions in ICS and primarily higher equity trade volumes in GTO, partially offset by lower interest rates on cash balances we hold for retirement accounts, lower customer communication volumes, and lower GTO license revenues.
•Event-driven fee revenues increased $59.3 million due to increased equity contests and mutual fund proxy and other communications.
•Distribution revenues increased $104.1 million primarily from the increase in the volume of customer and regulatory communications as well as the mix of customer communication mailings.
Total operating expenses. Operating expenses increased $410.9 million, or 11%, to $4,315.0 million from $3,904.1 million as a result of an increase in both cost of revenues and selling, general and administrative expenses:
•Cost of revenues - The increase of $305.6 million in cost of revenues primarily reflects (i) higher distribution expenses, (ii) higher operating costs from acquisitions and related amortization expense, and (iii) other higher operating expenses including compensation.
•Selling, general and administrative expenses - The increase of $105.2 million in selling, general, and administrative expenses primarily reflects (i) spend on growth and other initiatives, (ii) higher performance-based compensation, and (iii) the impact of acquisitions.

Operating income margin of 13.6% for the fiscal year ended June 30, 2021 declined 20 bps from 13.8% for the fiscal year ended June 30, 2020 partly due to higher acquisition amortization expenses and other acquisition related charges plus charges associated with Real Estate Realignment and Covid-19 Related Expenses. However, Adjusted Operating income margin of 18.1% for the fiscal year ended June 30, 2021 increased 60 bps on higher recurring fee revenues and higher event-driven fee revenues from 17.5% for the fiscal year ended June 30, 2020, which excludes acquisition amortization expense, certain charges associated with Real Estate Realignment and Covid-19 Related Expenses, and certain other Non-GAAP adjustments. See “Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures.”

Interest expense, net. Interest expenses, net, was $55.2 million, a decrease of $3.5 million from $58.8 million in the fiscal year ended June 30, 2020. The decrease of $3.5 million was primarily due to a decrease in interest expense from lower average interest rates on borrowings.
Other non-operating income (expenses), net. Other non-operating income, net for the fiscal year ended June 30, 2021 was $72.7 million, an increase of $59.3 million, compared to $13.4 million of Other non-operating income, net for the fiscal year ended June 30, 2020. The increase of $59.3 million was primarily due to the Gain on Acquisition-Related Financial Instrument.
Provision for income taxes.
•Effective tax rate for the fiscal year ended June 30, 2021 - 21.4%.
•Effective tax rate for the fiscal year ended June 30, 2020 - 20.2%.
The increase in the effective tax rate for the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020 was driven by the reduced impact of discrete tax items.
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

Revenues

	Years Ended June 30,
	2021	2020	Change
			$	%
	($ in millions)
Investor Communication Solutions	$3,867.5	$3,491.3	$376.2	11
Global Technology and Operations	1,258.1	1,174.2	83.9	7
Foreign currency exchange	(131.9)	(136.4)	4.6	(3)
Total	$4,993.7	$4,529.0	$464.7	10

Earnings Before Income Taxes

	Years Ended June 30,
	2021	2020	Change
			$	%
	($ in millions)
Investor Communication Solutions	$605.6	$464.1	$141.5	30
Global Technology and Operations	223.3	245.0	(21.7)	(9)
Other	(153.0)	(146.3)	(6.6)	5
Foreign currency exchange	20.3	16.8	3.5	21
Total	$696.2	$579.5	$116.6	20

Investor Communication Solutions
Fiscal Year 2021 Compared to Fiscal Year 2020
Revenues increased $376.2 million to $3,867.5 million from $3,491.3 million, and earnings before income taxes increased $141.5 million to $605.6 million from $464.1 million as a result of:

	Years Ended June 30,
	2021	2020	Change
			$	%
	($ in millions)
Revenues
Recurring fee revenues	$2,074.8	$1,862.0	$212.8	11
Event-driven fee revenues	237.3	178.0	59.3	33
Distribution revenues	1,555.3	1,451.2	104.1	7
Total	$3,867.5	$3,491.3	$376.2	11

Earnings before Income Taxes
Earnings before income taxes	$605.6	$464.1	$141.5	30
Pre-tax Margin	15.7%	13.3%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	5pts	5pts	1pts	11%

For the fiscal year ended June 30, 2021:
•Recurring fee revenues grew 11% driven primarily by Net New Business and Internal Growth. The 5pt contribution from Internal Growth was from increased equity and interim positions with a partial offset from the impact of lower interest rates on retirement cash accounts and lower volumes in customer communications. Net New Business also contributed 5pts mainly from the revenue on-boarding of Closed sales. Acquisitions contributed 1pt from the carry-over impact of Funds Library and Fi360 acquisitions in fiscal year 2020.
•Event-driven fee revenues grew 33% due to increased equity contests and mutual fund proxy and other communications.
•Higher distribution revenues resulted primarily from the increase in the volume of customer and regulatory communications as well as the mix of customer communication mailings.
•The earnings increase of $141.5 million was due to higher recurring and event-driven fee revenues.
•Pre-tax margins increased by 2.4 percentage points to 15.7% from 13.3%.
Global Technology and Operations
Fiscal Year 2021 Compared to Fiscal Year 2020
Revenues increased $83.9 million to $1,258.1 million from $1,174.2 million, and earnings before income taxes decreased $21.7 million to $223.3 million from $245.0 million.

	Years Ended June 30,
	2021	2020	Change
			$	%
	($ in millions)
Revenues
Recurring fee revenues	$1,258.1	$1,174.2	$83.9	7

Earnings before Income Taxes
Earnings before income taxes	$223.3	$245.0	$(21.7)	(9)
Pre-tax Margin	17.7%	20.9%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	4pts	0pts	3pts	7%
For the fiscal year ended June 30, 2021:
•Recurring fee revenues grew 7% driven primarily by Net New Business. Internal growth was impacted by higher equity trading volumes offset by lower license sales. Acquisitions contributed 3 points to growth primarily from the Itiviti Acquisition.
•The earnings decrease was due to expenditures to implement and support new business, increased amortization of acquired intangibles and spending on growth initiatives more than offsetting higher organic revenues and higher revenues from acquisitions. Pre-tax margins decreased by 3.2 percentage points to 17.7% from 20.9%.
Other

Loss before income taxes was $153.0 million for the fiscal year ended June 30, 2021, an increase of $6.6 million, or 5%, compared to $146.3 million for the fiscal year ended June 30, 2020.
•The increased loss before income taxes was primarily due to (i) costs associated with the Company’s real estate realignment initiative including lease exit and impairment charges and other facility exit costs of $29.6 million, (ii) higher performance-based compensation expense, (iii) higher spending on growth initiatives, and (iv) certain expenses associated with the Covid-19 pandemic, partially offset by (v) a non-operating gain on a financial instrument designed to minimize the Company's foreign exchange risk associated with the Itiviti Acquisition net of acquisition-related costs and (vi) charges associated with the IBM Private Cloud Agreement that occurred in the prior year period.
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

Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Earnings and Adjusted Earnings Per Share
These Non-GAAP measures reflect Operating income, Operating income margin, Net earnings, and Diluted earnings per share, as adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items that management believes are not indicative of our ongoing operating performance. Depending on the period presented, these adjusted measures exclude the impact of: (i) Amortization of Acquired Intangibles and Purchased Intellectual Property, (ii) Acquisition and Integration Costs, (iii) IBM Private Cloud Charges, (iv) Real Estate Realignment and Covid-19 Related Expenses, (v) Investment Gain, (vi) Software Charge, (vii) Gain on Acquisition-Related Financial Instrument, and (viii) Gain on Sale of a Joint Venture Investment. Amortization of Acquired Intangibles and Purchased Intellectual Property represent non-cash amortization expenses associated with the Company’s acquisition activities. Acquisition and Integration Costs represent certain transaction and integration costs associated with the Company’s acquisition activities. IBM Private Cloud Charges represent a charge on the hardware assets transferred to IBM and other charges related to the IBM Private Cloud Agreement. Real Estate Realignment and Covid-19 Related Expenses represent costs associated with the Company's real estate realignment initiative, including lease exit and impairment charges and other facility exit costs, as well as certain expenses associated with the Covid-19 pandemic. Investment Gain represents a non-operating, non-cash gain on a privately held investment. Software Charge represents a charge related to an internal use software product that is no longer expected to be used. Gain on Acquisition-Related Financial Instrument represents a non-operating gain on a financial instrument designed to minimize the Company's foreign exchange risk associated with the Itiviti Acquisition, as well as certain other non-operating financing costs associated with the Itiviti Acquisition. Gain on Sale of a Joint Venture Investment represents a non-operating, cash gain on the sale of one of the Company’s joint venture investments.

We exclude Acquisition and Integration Costs, IBM Private Cloud Charges, Real Estate Realignment and Covid-19 Related Expenses, the Investment Gain, the Software Charge, the Gain on Acquisition-Related Financial Instrument, and the Gain on Sale of a Joint Venture Investment from our Adjusted Operating income (as applicable) and other adjusted earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and enhances comparability across fiscal reporting periods, as these items are not reflective of our underlying operations or performance. We also exclude the impact of Amortization of Acquired Intangibles and Purchased Intellectual Property, as these non-cash amounts are significantly impacted by the timing and size of individual acquisitions and do not factor into the Company's capital allocation decisions, management compensation metrics or multi-year objectives. Furthermore, management believes that this adjustment enables better comparison of our results as Amortization of Acquired Intangibles and Purchased Intellectual Property will not recur in future periods once such intangible assets have been fully amortized. Although we exclude Amortization of Acquired Intangibles and Purchased Intellectual Property from our adjusted earnings measures, our management believes that it is important for investors to understand that these intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets.

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

Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Years ended June 30,
	2021	2020
	(in millions)
Operating income (GAAP)	$678.7	$624.9
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	153.7	122.9
Acquisition and Integration Costs	18.1	12.5
IBM Private Cloud Charges	—	32.0
Real Estate Realignment and Covid-19 Related Expenses	45.3	2.4
Software Charge	6.0	—
Adjusted Operating income (Non-GAAP)	$901.8	$794.8
Operating income margin (GAAP)	13.6%	13.8%
Adjusted Operating income margin (Non-GAAP)	18.1%	17.5%

	Years ended June 30,
	2021	2020
	(in millions)
Net earnings (GAAP)	$547.5	$462.5
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	153.7	122.9
Acquisition and Integration Costs	18.1	12.5
IBM Private Cloud Charges	—	32.0
Real Estate Realignment and Covid-19 Related Expenses	45.3	2.4
Software Charge	6.0	—
Investment Gain	(8.7)	—
Gain on Acquisition-Related Financial Instrument	(62.1)	—
Gain on Sale of a Joint Venture Investment	—	(6.5)
Subtotal of adjustments	152.2	163.4
Tax impact of adjustments (a)	(33.2)	(37.4)
Adjusted Net earnings (Non-GAAP)	$666.5	$588.5

	Years ended June 30,
	2021	2020

Diluted earnings per share (GAAP)	$4.65	$3.95
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	1.30	1.05
Acquisition and Integration Costs	0.15	0.11
IBM Private Cloud Charges	—	0.27
Real Estate Realignment and Covid-19 Related Expenses	0.38	0.02
Software Charge	0.05	—
Investment Gain	(0.07)	—
Gain on Acquisition-Related Financial Instrument	(0.53)	—
Gain on Sale of a Joint Venture Investment	—	(0.06)
Subtotal of adjustments	1.29	1.40
Tax impact of adjustments (a)	(0.28)	(0.32)
Adjusted earnings per share (Non-GAAP)	$5.66	$5.03
(a) Calculated using the GAAP effective tax rate, adjusted to exclude $16.9 million of excess tax benefits (“ETB”) associated with stock-based compensation for the fiscal year ended June 30, 2021, and $15.6 million of ETB associated with stock-based compensation for the fiscal year ended June 30, 2020. The tax impact of adjustments also excludes approximately $10.6 million of Acquisition and Integration Costs for the fiscal year ended June 30, 2021, which are not tax-deductible. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Years ended June 30,
	2021	2020
	(in millions)
Net cash flows provided by operating activities (GAAP)	$640.1	$598.2
Capital expenditures and Software purchases and capitalized internal use software	(100.7)	(98.7)
Proceeds from asset sales	18.0	—
Free cash flow (Non-GAAP)	$557.3	$499.5

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents consisted of the following:

	June 30,
	2021	2020
	(in millions)

Cash and cash equivalents:
Domestic cash	$40.9	$291.2
Cash held by foreign subsidiaries	159.8	118.6
Cash held by regulated entities	73.8	66.8
Total cash and cash equivalents	$274.5	$476.6
At June 30, 2021 and 2020, Cash and cash equivalents were $274.5 million and $476.6 million, respectively. Total stockholders’ equity was $1,809.1 million and $1,346.5 million at June 30, 2021 and 2020, respectively. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases. Given the volatility in the rapidly changing market and economic conditions related to the Covid-19 pandemic, we will continue to evaluate the nature and extent of the impact of the Covid-19 pandemic on our business and financial position.

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
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at June 30, 2021	Carrying value at June 30, 2021	Carrying value at June 30, 2020	Unused Available Capacity	Fair Value at June 30, 2021
			(in millions)
Current portion of long-term debt
Fiscal 2014 Senior Notes	September 2020	$—	$—	$399.9	—	$—
Total		$—	$—	$399.9	—	$—

Long-term debt, excluding current portion
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$20.0	$20.0	$—	$1,080.0	$20.0
Multicurrency tranche	April 2026	94.4	94.4	149.8	305.6	94.4
Total Revolving Credit Facility		$114.4	$114.4	$149.8	$1,385.6	$114.4

Fiscal 2021 Term Loans	May 2024	$1,550.0	$1,543.4	$—	$—	$1,550.0

Fiscal 2016 Senior Notes	June 2026	$500.0	$496.7	$496.1	$—	$549.0
Fiscal 2020 Senior Notes	December 2029	750.0	742.5	741.7	—	791.3
Fiscal 2021 Senior Notes	May 2031	1,000.0	990.6	—	—	1,021.1
Total Senior Notes		$2,250.0	$2,229.8	$1,237.8	$—	$2,361.4

Total long-term debt		$3,914.4	$3,887.6	$1,387.6	$1,385.6	$4,025.9

Total debt		$3,914.4	$3,887.6	$1,787.5	$1,385.6	$4,025.9

Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2022	2023	2024	2025	2026	Thereafter	Total
(in millions)	$—	$—	$1,550.0	$—	$614.4	$1,750.0	$3,914.4
The Company has a $1.5 billion five-year revolving credit facility (the “Fiscal 2021 Revolving Credit Facility”), which is comprised of a $1.1 billion U.S. dollar tranche and a $400.0 million multicurrency tranche. Under the Fiscal 2021 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Yen, and Swedish Kronor initially bear interest at LIBOR, CDOR, EURIBOR, TIBOR and STIBOR, respectively, plus 1.015% per annum (subject to step-ups to 1.175% and step-downs to 0.805% based on ratings) and revolving loans denominated in Sterling initially bear interest at SONIA plus 1.0476% per annum (subject to step-ups to 1.2076% and step-downs to 0.8376% based on ratings). The Fiscal 2021 Revolving Credit Facility also has an annual facility fee equal to 11.0 basis points on the entire facility (subject to step-ups to 20.0 basis points and step-downs to 7.0 basis points based on ratings).

In March 2021, the Company entered into a term credit agreement (“Term Credit Agreement”) providing for term loan commitments in an aggregate principal amount of $2.55 billion, comprised of a $1.0 billion tranche (“Tranche 1”) and a $1.55 billion tranche (“Tranche 2,” together with Tranche 1, the “Fiscal 2021 Term Loans”). The Tranche 1 Loans were repaid in full in May 2021. The Tranche 2 Loans will mature in May 2024 on the third anniversary of the Funding Date. The proceeds of the Fiscal 2021 Term Loans were used by the Company to solely finance the Itiviti Acquisition and pay certain fees and expenses in connection therewith. Interest on the outstanding portion of the Fiscal 2021 Term Loans bears interest at LIBOR plus 0.875% per annum (subject to step-ups to LIBOR plus 1.250% or a step-down to LIBOR plus 0.750% based on ratings).

In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). Interest on the Fiscal 2016 Senior Notes is payable semiannually on June 27 and December 27 of each year based on a fixed per annum rate equal to 3.40%. In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). Interest on the Fiscal 2020 Senior Notes is payable semiannually on June 1 and December 1 of each year based on a fixed per annum rate equal to 2.90%. In May 2021, the Company completed an offering of $1 billion in aggregate principal amount of senior notes (the “Fiscal 2021 Senior Notes”). Interest on the Fiscal 2021 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year based on a fixed per annum rate equal to 2.60%.
The Fiscal 2021 Revolving Credit Facility, Fiscal 2021 Term Loans, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
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
Cash Flows
Fiscal Year 2021 Compared to Fiscal Year 2020

	Years Ended June 30,
	2021	2020	$ Change
	(in millions)

Net cash flows provided by operating activities	$640.1	$598.2	$41.8

Net cash flows used in investing activities	$(2,653.7)	$(441.7)	$(2,212.0)

Net cash flows provided by financing activities	$1,797.8	$51.2	$1,746.6
The increase in cash provided by operating activities of $41.8 million primarily reflects higher net earnings and higher cash provided by working capital, partially offset by increased scaling of client-related platform implementation and development as compared to the prior year period.

The increase in cash used in investing activities of $2,212.0 million primarily reflects higher acquisition spend in fiscal year 2021 compared to the prior year period, most notably the Itiviti Acquisition.
The increase in cash provided by financing activities of $1,746.6 million primarily reflects higher borrowings net of repayments, most notably to finance the Itiviti Acquisition.

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
The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The SORP and SERP are nonqualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $62.6 million at June 30, 2021 and $54.5 million at June 30, 2020 and are included in Other non-current assets in the accompanying Consolidated Balance Sheets.
The benefit obligation to the Company under these plans at June 30, 2021 and 2020 was:

	Years ended June 30,
	2021	2020
	(in millions)
SORP	$59.5	$53.8
SERP	6.4	6.0
Total	$65.9	$59.8
Other Post-retirement Benefit Plan
The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The plan is currently unfunded.
The benefit obligation to the Company under this plan at June 30, 2021 and 2020 was:

	Years ended June 30,
	2021	2020
	(in millions)
Executive Retiree Health Insurance Plan	$3.7	$4.5
Other Post-employment Benefit Obligations
The Company sponsors certain non-US benefits-related plans covering certain eligible international employees who are eligible under the terms of their employment in their respective countries. These plans are generally unfunded.
The benefit obligation to the Company under these plans at June 30, 2021 and 2020 was:

	Years ended June 30,
	2021	2020
	(in millions)
Other Non-US Benefits-Related Plans	$9.1	$6.4

Contractual Obligations
The following table summarizes our contractual obligations to third parties as of June 30, 2021 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
			(in millions)
Debt(1)	$3,914.4	$—	$1,550.0	$614.4	$1,750.0
Interest and facility fee on debt(2)	581.5	82.7	163.5	135.3	200.1
Facility and equipment operating leases(3)	347.3	49.0	87.4	65.7	145.3
Purchase obligations(4)	580.7	133.5	210.3	123.2	113.7
Acquisition deferred payments(5)	2.9	—	2.9	—	—
Capital commitment to fund investment(6)	7.0	7.0	—	—	—
Uncertain tax positions(7)	—	—	—	—	—
Total(8)	$5,433.9	$272.1	$2,014.0	$938.7	$2,209.1
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
(4)Purchase obligations relate to payments to IBM related to the Amended IT Services Agreement that expires in fiscal year 2027, the IBM Private Cloud Agreement that expires in fiscal year 2030, and the Amended EU IT Services Agreement that expires in fiscal year 2029, as well as software license agreements including hosted software arrangements, and software and hardware maintenance and support agreements, and certain other related arrangements. Purchase obligations also includes $29.0 of other liabilities recorded on the Company’s Consolidated Balance Sheet as of June 30, 2021.
(5)Deferred payment obligation associated with the Company’s acquisition of AdvisorStream.
(6)Represents the Company’s funding commitment to an equity method investee. In addition, the Company also has a future commitment to fund $2.0 million to an investee that is not included in the table above due to the uncertainty of the timing of this future payment.
(7)Due to the uncertainty related to the timing of the reversal of uncertain tax positions, only uncertain tax benefits related to certain settlements have been provided in the table above. The Company is unable to make reasonably reliable estimates related to the timing of the remaining gross unrecognized tax benefit liability of $54.3 million (inclusive of interest). See Note 17, “Income Taxes” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for further detail.
(8)Certain post-employment benefit obligations reported in our Consolidated Balance Sheets in the amount of $78.6 million as of June 30, 2021 were not included in the table above due to the uncertainty of the timing of these future payments.
Data Center Agreements
In March 2010, the Company and IBM entered into the IT Services Agreement, under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022, but a two-year extension was signed in March 2015, amending the expiration date to June 30, 2024. In December 2019, the Company and IBM amended and restated the IT Services Agreement and entered into the Amended IT Services Agreement, which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. Fixed minimum commitments remaining under this agreement at June 30, 2021 are $208.9 million through fiscal year 2027, the final year of the Amended IT Services Agreement.

In December 2019, the Company and IBM entered into the IBM Private Cloud Agreement under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The IBM Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the IBM Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and such transferred employees are expected to continue providing services to the Company on behalf of IBM under the IBM Private Cloud Agreement. Pursuant to the IBM Private Cloud Agreement, the Company agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide to IBM. As of June 30, 2020, the Hardware was classified as assets held for sale with a carrying amount of $18.0 million and was included in the Company’s Other current assets line item on the Consolidated Balance Sheets. The transfer of the Hardware to IBM closed on September 30, 2020 for a selling price of $18.0 million. Fixed minimum commitments remaining under the IBM Private Cloud Agreement at June 30, 2021 are $207.0 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM UK entered into the EU IT Services Agreement, under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement and entered into the Amended EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premise solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029. The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at June 30, 2021 are $30.8 million through fiscal year 2029, the final year of the contract.
The following table summarizes the capitalized costs related to these agreements as of June 30, 2021:

	Amended IT Services Agreement	Amended EU IT Services Agreement	Total
	(in millions)
Capitalized costs, beginning balance	$62.6	$6.3	$68.9
Capitalized costs incurred	0.2	1.7	1.9
Impact of foreign currency exchange	—	0.9	0.9
Total capitalized costs, ending balance	62.8	9.0	71.8
Total accumulated amortization	(43.3)	(5.5)	(48.8)
Net Deferred IBM Costs	$19.4	$3.5	$23.0
Investments
The Company has an equity method investment that is a variable interest in a variable interest entity, the Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to this unconsolidated investment totaled $25.3 million as of June 30, 2021, which represents the carrying value of the Company's investment and is recorded in Other non-current assets in the Company’s Consolidated Balance Sheets. In addition, as of June 30, 2021, the Company has a future commitment to fund this investee for up to an additional $7.0 million if certain future funding milestones are met. Additional funding provided by the Company to the investee as a result of meeting the future funding milestones would increase the Company’s corresponding potential maximum loss exposure by that amount.

In addition, as of June 30, 2021, the Company also has a future commitment to fund $2.0 million to one of the Company’s other investees.
Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at June 30, 2021.

Off-Balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company was not a party to any outstanding derivative financial instruments at June 30, 2021 or June 30, 2020. In connection with the Itiviti Acquisition, in March 2021 the Company entered into two derivative instruments designed to mitigate the Company’s exposure to the impact of (i) changes in foreign exchange rates on the Itiviti Acquisition purchase consideration, and (ii) changes in interest rates on the Fiscal 2021 Senior Notes.

The Company executed a forward foreign exchange derivative instrument (“Forward”) with an aggregate notional amount of EUR 1.955 billion. The Forward acted as an economic hedge against the impact of changes in the Euro on the Company’s purchase consideration for the Itiviti Acquisition. The Company recorded changes in fair value of the Forward as part of Other non-operating income (expenses), net in the Consolidated Statement of Earnings. In May 2021, the Company settled the Forward derivative for a cumulative pre-tax gain of $66.7 million.

Also, the Company executed a forward treasury lock agreement (“Treasury Lock”), designated as a cash flow hedge, in the aggregate notional amount of $1.0 billion to manage exposure to fluctuations in the benchmark interest rate associated with the Fiscal 2021 Senior Notes, which were used to pay down a portion of the Term Credit Agreement associated with the Itiviti Acquisition. Accordingly, changes in the fair value of the Treasury Lock were recorded as part of Other comprehensive income (loss), net each period up to when the Treasury Lock was settled. In May 2021, the Treasury Lock was settled for a pre-tax loss of $11.0 million, after which the final settlement loss will be reclassified into Interest expense, net ratably over the ten year term of the Fiscal 2021 Senior Notes. The expected amount of the existing loss that would be reclassified into earnings before income taxes within the next twelve months is approximately $1.1 million.
In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
Recently-issued Accounting Pronouncements
Please refer to Note 2, “Summary of Significant Accounting Policies” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a discussion on the impact of the adoption of new accounting pronouncements.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market Risks
In the ordinary course of business, the financial position of the Company is routinely subject to certain market risks, notably the effects of changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities. As a result, the Company does not anticipate any material losses from these risks. The Company was not a party to any derivative financial instrument as of June 30, 2021 and 2020, respectively.
Interest Rate Risk
As of June 30, 2021, $1,657.8 million, or 43%, of the Company’s total outstanding debt balance of $3,887.6 million is based on floating interest rates. Our $1,657.8 million in variable rate debt at June 30, 2021 consists of our revolving credit facility, which, depending on the currency of the loan, bears interest at LIBOR, CDOR, EURIBOR, TIBOR and STIBOR plus 1.015% per annum (subject to step-ups to 1.175% and step-downs to 0.805% based on ratings) or SONIA plus 1.0476% per annum (subject to step-ups to 1.2076% and step-downs to 0.8376% based on ratings), plus an additional annual facility fee equal to 11.0 basis points on the entire facility (subject to step-ups to 20.0 basis points and step-downs to 7.0 basis points based on ratings), and the outstanding portion of our Fiscal 2021 Term Loans which bears interest at LIBOR plus 0.875% per annum (subject to step-ups to LIBOR plus 1.250% or a step-down to LIBOR plus 0.750% based on ratings). We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings of a change in market interest rates on amounts borrowed from the revolving credit facility and Fiscal 2021 Term Loans during the fiscal year ended June 30, 2021. Assuming a hypothetical increase of one hundred basis points in interest rates on our variable rate debt during the fiscal year ended June 30, 2021, our pre-tax earnings would have decreased by approximately $8.4 million for the fiscal year ended June 30, 2021; however, this would have been offset by interest earned on cash balances.

Foreign Currency Risk
While the substantial majority of our business is conducted within the U.S., approximately 12% of our fiscal year 2021 revenues were earned outside of the U.S. and approximately 40% of our total consolidated assets as of June 30, 2021 resided in our foreign subsidiaries. Our revenue generating operations outside of the U.S. primarily reside in Canada and the United Kingdom. As a result, we have a certain degree of foreign currency exposure to exchange rate fluctuations associated with our non-U.S. revenue generating operations, primarily with respect to the Canadian dollar and the British pound.
We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate. We do not hedge our operating results against currency movement as they are primarily translational in nature. For the fiscal year ended June 30, 2021, a hypothetical 10% decrease in the value of the Canadian dollar and British pound versus the U.S. dollar would have resulted in a decrease in our total pre-tax earnings of approximately $16.7 million. A hypothetical 10% decrease in the value of the Canadian dollar and British pound versus the U.S. dollar at June 30, 2021 would have resulted in a decrease to our total assets of approximately $96.7 million.

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
Broadridge Financial Solutions, Inc.
5 Dakota Drive
Lake Success, NY 11042
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Broadridge Financial Solutions, Inc. and subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Itiviti Holding AB (“Itiviti”), which was acquired on May 12, 2021 and whose financial statements constitute 37% of total assets, and 1% of revenues of the consolidated financial statement amounts as of and for the year ended June 30, 2021. Accordingly, our audit did not include the internal control over financial reporting at Itiviti.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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

Goodwill - Refer to Notes 2 and 10 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the income approach, which considers a discounted future cash flow analysis using various assumptions, including projections of revenues based on assumed long-term growth rates and projections of earnings before income tax (“EBIT”), estimated costs and appropriate discount rates based on the particular reporting unit’s weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows based on forecasted EBIT margins, including projections of revenues, and the selection of the terminal value growth rate and the discount rate assumptions.

The goodwill balance was $3.720 billion as of June 30, 2021, which is allocated among various reporting units. During fiscal year 2021, the Company performed the required impairment tests of Goodwill and determined that there was no impairment. The Company also performed a sensitivity analysis under Step 1 of the goodwill impairment test assuming hypothetical reductions in the fair values of the reporting units. A 10% change in their estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in their calculations of the fair values of the reporting units would not result in an impairment of their goodwill.

Auditing the fair value of certain of the reporting units involved a high degree of subjectivity, including the need to involve our fair value specialists, as it relates to evaluating whether management’s judgments in determining whether the projected future operating cash flows based on forecasted EBIT margins, including projections of revenues, selection of terminal growth and the weighted-average cost of capital (used to determine the discount rate) were appropriate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the projected future operating cash flows based on forecasted EBIT margins, including projections of revenues, and the selection of the terminal value growth rate and discount rate for certain of the reporting units included the following, among others:
•We tested the effectiveness of controls over goodwill, including those over the projected future operating cash flows and the selection of the discount, and terminal value growth rates.
•We performed a sensitivity analysis on the future cash flows to determine what revenue and EBIT growth rate is needed to cause an impairment for each reporting unit.
•We evaluated the reasonableness of management’s projected future operating cash flows based on forecasted EBIT margins, including projections of revenues by comparing to (1) historical results for significant reporting units, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases, analyst and industry reports of the Company and companies in its peer group.
•We considered the impact of changes in the regulatory environment, uncertainty in the market, and economic conditions on management’s forecasts.
•With the assistance of our fair value specialists, we evaluated the discount rates, and terminal value growth rates, including testing the underlying source information and the mathematical accuracy of the calculations by developing a range of independent estimates and comparing those to the rates selected by management.

/s/ DELOITTE & TOUCHE LLP
New York, New York
August 12, 2021
We have served as the Company's auditor since 2007.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Earnings
(In millions, except per share amounts)

		Years ended June 30,
		2021	2020	2019
Revenues	(Note 3)	$4,993.7	$4,529.0	$4,362.2
Operating expenses:
Cost of revenues		3,570.8	3,265.1	3,131.9
Selling, general and administrative expenses		744.3	639.0	577.5
Total operating expenses		4,315.0	3,904.1	3,709.5
Operating income		678.7	624.9	652.7
Interest expense, net	(Note 5)	(55.2)	(58.8)	(41.8)
Other non-operating income (expenses), net		72.7	13.4	(3.7)
Earnings before income taxes		696.2	579.5	607.3
Provision for income taxes	(Note 17)	148.7	117.0	125.2
Net earnings		$547.5	$462.5	$482.1

Basic earnings per share		$4.73	$4.03	$4.16
Diluted earnings per share		$4.65	$3.95	$4.06

Weighted-average shares outstanding:
Basic	(Note 4)	115.7	114.7	115.9
Diluted	(Note 4)	117.8	117.0	118.8
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years ended June 30,
	2021	2020	2019
Net earnings	$547.5	$462.5	$482.1
Other comprehensive income (loss), net:
Foreign currency translation adjustments	117.6	(26.4)	(15.0)
Pension and post-retirement liability adjustment, net of taxes of $(0.1), $0.9 and $0.9 for the years ended June 30, 2021, 2020 and 2019, respectively	0.3	(2.8)	(2.7)
Fair market value loss on cash flow hedge, net of tax benefit of $2.6, —, and — for the years ended June 30, 2021, 2020 and 2019, respectively.	(8.2)	—	—
Total other comprehensive income (loss), net	109.7	(29.2)	(17.7)
Comprehensive income	$657.2	$433.3	$464.3
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Balance Sheets
(In millions, except per share amounts)

		June 30, 2021	June 30, 2020
Assets
Current assets:
Cash and cash equivalents		$274.5	$476.6
Accounts receivable, net of allowance for doubtful accounts of $9.3 and $9.8, respectively		820.3	711.3
Other current assets		166.4	140.1
Total current assets		1,261.3	1,328.0
Property, plant and equipment, net	(Note 9)	177.2	161.6
Goodwill	(Note 10)	3,720.1	1,674.5
Intangible assets, net	(Note 10)	1,425.0	583.8
Other non-current assets	(Note 11)	1,536.2	1,141.9
Total assets		$8,119.8	$4,889.8
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	(Note 13)	$—	$399.9
Payables and accrued expenses	(Note 12)	1,102.7	829.9
Contract Liabilities		185.3	111.2
Total current liabilities		1,288.0	1,341.0
Long-term debt	(Note 13)	3,887.6	1,387.6
Deferred taxes	(Note 17)	400.7	126.8
Contract Liabilities		197.2	175.4
Other non-current liabilities	(Note 14)	537.2	512.4
Total liabilities		6,310.6	3,543.2
Commitments and contingencies	(Note 18)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.5 and 154.5 shares, respectively; outstanding, 116.1 and 115.1 shares, respectively		1.6	1.6
Additional paid-in capital		1,245.5	1,178.5
Retained earnings		2,583.8	2,302.6
Treasury stock, at cost: 38.3 and 39.3 shares, respectively		(2,030.9)	(2,035.7)
Accumulated other comprehensive income (loss)	(Note 19)	9.2	(100.4)
Total stockholders’ equity		1,809.1	1,346.5
Total liabilities and stockholders’ equity		$8,119.8	$4,889.8
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years ended June 30,
	2021	2020	2019
Cash Flows From Operating Activities
Net earnings	$547.5	$462.5	$482.1
Adjustments to reconcile Net earnings to Net cash flows provided by operating activities:
Depreciation and amortization	67.4	73.8	85.2
Amortization of acquired intangibles and purchased intellectual property	153.7	122.9	87.4
Amortization of other assets	113.6	102.6	87.4
Write-down of long lived assets	31.4	30.4	—
Stock-based compensation expense	58.6	60.8	58.4
Deferred income taxes	52.0	29.0	(3.5)
Gain on forward foreign exchange derivative	(66.7)	—	—
Other	(31.7)	(26.9)	(37.6)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Increase in Accounts receivable, net	(42.4)	(33.5)	(34.9)
Increase in Other current assets	(29.6)	(17.9)	(7.3)
Increase (decrease) in Payables and accrued expenses	144.3	58.6	(10.9)
Increase in Contract liabilities	12.4	12.2	15.1
Non-current assets and liabilities:
Increase in Other non-current assets	(454.5)	(352.7)	(188.3)
Increase in Other non-current liabilities	84.0	76.4	83.8
Net cash flows provided by operating activities	640.1	598.2	617.0
Cash Flows From Investing Activities
Capital expenditures	(51.9)	(62.7)	(50.6)
Software purchases and capitalized internal use software	(48.8)	(36.0)	(22.0)
Proceeds from asset sales	18.0	—	—
Acquisitions, net of cash acquired	(2,603.6)	(339.1)	(354.7)
Settlement of forward foreign exchange derivative	66.7	—	—
Other investing activities	(34.0)	(3.8)	(6.3)
Net cash flows used in investing activities	(2,653.7)	(441.7)	(433.5)
Cash Flows From Financing Activities
Debt proceeds	4,325.0	1,621.9	803.1
Debt repayments	(2,230.7)	(1,292.8)	(387.4)
Dividends paid	(261.7)	(241.0)	(211.2)
Purchases of Treasury stock	(21.5)	(69.3)	(397.8)
Proceeds from exercise of stock options	35.3	41.8	31.1
Other financing activities	(48.6)	(9.4)	(10.8)
Net cash flows provided by (used in) financing activities	1,797.8	51.2	(173.1)
Effect of exchange rate changes on Cash and cash equivalents	13.8	(4.3)	(1.1)
Net change in Cash and cash equivalents	(202.1)	203.4	9.2
Cash and cash equivalents, beginning of fiscal year	476.6	273.2	263.9
Cash and cash equivalents, end of fiscal year	$274.5	$476.6	$273.2
Supplemental disclosure of cash flow information:
Cash payments made for interest	$56.0	$58.5	$43.4
Cash payments made for income taxes, net of refunds	$98.0	$100.9	$119.5
Non-cash investing and financing activities:
Accrual of unpaid property, plant, equipment and software	$32.0	$13.9	$8.7
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2018	154.5	$1.6	$1,048.5	$1,727.0	$(1,630.8)	$(51.9)	$1,094.3
Comprehensive income (loss)	—	—	—	482.1	—	(17.7)	464.3
Cumulative effect of changes in accounting principle (a)	—	—	—	102.8	—	(1.5)	101.3
Stock option exercises	—	—	31.3	—	—	—	31.3
Stock-based compensation	—	—	58.3	—	—	—	58.3
Treasury stock acquired (3.5 shares)	—	—	—	—	(397.8)	—	(397.8)
Treasury stock reissued (1.4 shares)	—	—	(28.8)	—	28.8	—	—
Common stock dividends ($1.94 per share)	—	—	—	(224.2)	—	—	(224.2)
Balances, June 30, 2019	154.5	1.6	1,109.3	2,087.7	(1,999.8)	(71.2)	1,127.5
Comprehensive income (loss)	—	—	—	462.5	—	(29.2)	433.3
Cumulative effect of changes in accounting principle (b)	—	—	—	0.2	—	—	0.2
Stock option exercises	—	—	42.1	—	—	—	42.1
Stock-based compensation	—	—	60.6	—	—	—	60.6
Treasury stock acquired (0.6 shares)	—	—	—	—	(69.3)	—	(69.3)
Treasury stock reissued (1.5 shares)	—	—	(33.5)	—	33.5	—	—
Common stock dividends ($2.16 per share)	—	—	—	(247.8)	—	—	(247.8)
Balances, June 30, 2020	154.5	1.6	1,178.5	2,302.6	(2,035.7)	(100.4)	1,346.5
Comprehensive income (loss)	—	—	—	547.5	—	109.7	657.2
Stock option exercises	—	—	35.0	—	—	—	35.0
Stock-based compensation	—	—	58.2	—	—	—	58.2
Treasury stock acquired (0.1 shares)	—	—	—	—	(21.5)	—	(21.5)
Treasury stock reissued (1.2 shares)	—	—	(26.2)	—	26.2	—	—
Common stock dividends ($2.30 per share)	—	—	—	(266.3)	—	—	(266.3)
Balances, June 30, 2021	154.5	$1.6	$1,245.5	$2,583.8	$(2,030.9)	$9.2	$1,809.1
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
The Company operates in two reportable segments: Investor Communication Solutions (“ICS”) and Global Technology and Operations (“GTO”).
•Investor Communication Solutions - Broadridge provides the following governance and communications solutions through its Investor Communication Solutions business segment: Regulatory Solutions, Data-Driven Fund Solutions, Corporate Issuer Solutions, and Customer Communications Solutions.
A large portion of Broadridge’s ICS business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. ProxyEdge® (“ProxyEdge”) is Broadridge’s innovative electronic proxy delivery and voting solution for institutional investors and financial advisors that helps ensure the voting participation of the largest stockholders of many companies. Broadridge has implemented digital applications to make voting easier for retail investors. Broadridge also provides the distribution of regulatory reports, class action and corporate action/reorganization event information, as well as tax reporting solutions that help its clients meet their regulatory compliance needs.
For asset managers and retirement service providers, Broadridge offers data-driven solutions and an end-to-end platform for content management, composition, and omni-channel distribution of regulatory, marketing, and transactional information. Broadridge’s data and analytics solutions provide investment product distribution data, analytical tools, insights, and research to enable asset managers to optimize product distribution across retail and institutional channels globally. Through Matrix Financial Solutions, Inc. (“Matrix”), Broadridge provides mutual fund trade processing services for retirement service providers, third-party administrators, financial advisors, banks and wealth management professionals.
In addition, Broadridge provides public corporations and mutual funds with a full suite of solutions to help manage their annual meeting process, including registered and beneficial proxy materials distribution, proxy processing and tabulation services, digital voting solutions, proxy and shareholder report document management solutions, virtual shareholder meeting services and shareholder data services. Broadridge also offers financial reporting document composition and management solutions, SEC disclosure and filing services, and registrar, stock transfer and record-keeping services through Broadridge Corporate Issuer Solutions.

We provide omni-channel customer communications solutions which include print and digital solutions to modernize technology infrastructures, simplify communications processes, accelerate digital adoption and improve the customer experience. Through one point of integration, the Broadridge Communications CloudSM platform (the “Communications Cloud”) helps companies create, deliver, and manage their communications and customer engagement. The platform includes data-driven composition tools, identity and preference management, omni-channel optimization and digital communication experience, archive and information management, digital and print delivery, and analytics and reporting tools.

•Global Technology and Operations - Broadridge is a leading global provider of business solutions for capital markets, and wealth and investment management firms. Broadridge offers advanced solutions that automate firms’ transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, margin, cash management, clearance and settlement, asset servicing, reference data management, reconciliations, securities financing and collateral optimization, compliance and regulatory reporting, and portfolio accounting and custody-related services. In addition, Broadridge provides business process outsourcing services that support the entire trade lifecycle operations of its buy- and sell-side clients’ businesses through a combination of its technology and operations expertise.
For capital markets firms, Broadridge helps its clients lower their costs and improve the effectiveness of their businesses across the front, middle and back office. Broadridge’s core post-trade services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management and manage risk, thereby enabling them to focus on their core business activities. Broadridge’s multi-asset, multi-market, multi-entity and multi-currency solutions support real-time global trade processing of equity, fixed income, mutual fund, foreign exchange, and exchange-traded derivatives.
Broadridge’s comprehensive wealth management platform offers capabilities across the entire wealth management lifecycle and streamlines all aspects of wealth management services, including account management, fee management and client on-boarding. The wealth management platform enables full-service, regional and independent broker-dealers and investment advisors to better engage with customers through digital marketing and customer communications tools. Broadridge also integrates data, content and technology to drive new customer acquisition, support holistic and personalized advice and cross-sell opportunities through the creation of sales and educational content, including seminars as well as customizable advisor websites, search engine marketing and electronic and print newsletters. Broadridge’s advisor solutions help advisors optimize their practice management through customer and account data aggregation and reporting. With the recent acquisition of Itiviti Holding AB (“Itiviti”), Broadridge has strengthened its capabilities with a set of front-office trade order and execution management solutions, connectivity and network offerings which will integrate with its existing middle and back-office solutions.
Broadridge also offers buy-side technology solutions for the global investment management industry, including portfolio management, compliance and operational workflow solutions for hedge funds, family offices, alternative asset managers, traditional asset managers and the providers that service this space.
B. Consolidation and Basis of Presentation. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with the SEC requirements for Annual Reports on Form 10-K. These financial statements present the consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. Certain prior period amounts have been reclassified to conform to the current year presentation where applicable, except as it relates to Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02 “Leases”, as amended (“ASU No. 2016-02”).
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
•Global Technology and Operations—Revenues are generated primarily from fees for trade processing and related services. Revenue is recognized over time as the Company satisfies its performance obligation by delivering services to the client. The Company’s arrangements for processing and related services typically consist of an obligation to provide specific services to its clients on a when and if needed basis (a stand ready obligation) with revenue recognized from the satisfaction of the performance obligations on a monthly basis generally in the amount billable to the client. These services are generally provided under variable priced arrangements based on volume of service and can include minimum monthly usage fees. Client service agreements often include up-front consideration in addition to the recurring fee for trade processing. Up-front implementation fees, as well as certain enhancements to existing technology platforms, are deferred and recognized on a straight-line basis over the service term of the contract which corresponds to the timing of transfer of value to the client that commences after client acceptance when the processing term begins. In addition, revenue is also generated from the fulfillment of professional services engagements which are generally priced on a time and materials or fixed price basis, and are recognized as the services are provided to the client which corresponds to the timing of transfer of value to the client. Finally, the Company generally recognizes license revenues from software term licenses installed on clients’ premises upon delivery and acceptance of the software license, assuming a contract is deemed to exist, and recognizes revenue attributed to the associated software maintenance and support obligation over the contract term. Software term license revenue is not a significant portion of the Company’s revenues.
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
D. Financial Instruments. Substantially all of the financial instruments of the Company other than Long-term debt are carried at fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. The carrying value of the Company’s long-term fixed-rate senior notes represent the face value of the long-term fixed-rate senior notes net of the unamortized discount and net of the associated unamortized debt issuance cost. The fair value of the Company’s long-term fixed-rate senior notes is based on quoted market prices. Refer to Note 13, “Borrowings,” for a further description of the Company’s long-term fixed-rate senior notes as well as Note 7, “Fair Value of Financial Instruments” for additional details on the fair value of the Company’s financial instruments.
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

F. Securities. Securities are non-derivatives that are reflected in Other non-current assets in the Consolidated Balance Sheets, unless management intends to dispose of the investment within twelve months of the end of the reporting period, in which case they are reflected in Other current assets in the Consolidated Balance Sheets. These investments are in entities over which the Company does not have control, joint control, or significant influence. Securities that have a readily determinable fair value are carried at fair value. Securities without a readily determinable fair value are initially recognized at cost and subsequently carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in transactions for an identical or similar investment of the same issuer, such as subsequent capital raising transactions. Changes in the value of securities with or without a readily determinable fair value are recorded in the Consolidated Statements of Earnings. In determining whether a security without a readily determinable fair value is impaired, management considers qualitative factors to identify an impairment including the financial condition and near-term prospects of the issuer. Refer to Note 7, “Fair Value of Financial Instruments” for additional details on the fair value of the Company’s securities.
G. Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventory balances of $23.2 million and $21.5 million, consisting of forms and envelopes used in the mailing of proxy and other materials to our customers, are reflected in Other current assets in the Consolidated Balance Sheets at June 30, 2021 and 2020, respectively.
H. Deferred Client Conversion and Start-Up Costs. Direct costs incurred to set up or convert a client’s systems to function with the Company’s technology, that are expected to be recovered, are generally deferred and recognized on a straight-line basis over the service term of the arrangement to which the costs relate, which commences after client acceptance when the processing term begins. The Company evaluates the carrying value of deferred client conversion and start-up costs for impairment on the basis of whether these costs are fully recoverable from the expected future undiscounted net operating cash flows of the client to which the deferred costs relate. These deferred costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2021 and June 30, 2020, respectively. Refer to Note 11, “Other Non-Current Assets” for a further description of the Company’s Deferred client conversion and start-up costs.
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
J. Deferred Data Center Costs. Data center costs relate to conversion costs associated with our principal data center systems and applications. Costs directly related to the activities necessary to make the data center usable for its intended purpose are deferred and amortized over the life of the contract on a straight-line basis commencing on the date the data center has achieved full functionality. These deferred costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2021 and 2020, respectively. Refer to Note 11, “Other Non-Current Assets” for a further description of the Company’s Deferred data center costs.
K. Goodwill. The Company does not amortize goodwill but instead tests goodwill for impairment at the reporting unit level at least annually or more frequently if circumstances indicate possible impairment. The Company tests for goodwill impairment annually in the fourth quarter of the fiscal year, using the March 31 financial statement balances. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the income approach, which considers a discounted future cash flow analysis using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the particular reporting unit’s weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows based on forecasted earnings before interest and taxes, and the selection of the terminal value growth rate and discount rate assumptions. The weighted-average cost of capital takes into account the relative weight of each component of our consolidated capital structure (equity and long-term debt). The estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of the Company’s routine, long-range planning process. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess not to exceed the total amount of goodwill allocated to that reporting unit. Refer to Note 10, “Goodwill and Intangible Assets, Net” for a further description on the Company’s accounting for goodwill.

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
S. Advertising Costs. Advertising costs are expensed at the time the advertising takes place. Total advertising costs were $9.8 million, $6.8 million and $4.1 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.
T. Concentration of Risk. The majority of our clients operate in the financial services industry. Our largest single client in each of our fiscal years 2021, 2020 and 2019 accounted for approximately 6% of our consolidated revenues.
U. New Accounting Pronouncements.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU No. 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements under GAAP for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU No. 2018-15 became effective for the Company beginning in the first quarter of fiscal year 2021. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance, for which the Company elected to adopt ASU No. 2018-15 on a prospective basis. The adoption of ASU No. 2018-15 did not have a material impact on the Company's Consolidated Financial Statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses” (“ASU No. 2016-13”), which prescribes an impairment model for most financial instruments based on expected losses rather than incurred losses. Under this model, an estimate of expected credit losses over the contractual life of the instrument is to be recorded as of the end of a reporting period as an allowance to offset the amortized cost basis, resulting in a net presentation of the amount expected to be collected on the financial instrument. The expected credit loss model incorporates historical collection experience and other factors, including those related to current market conditions and events. The Company monitors trade receivable balances and other related assets, and estimates the allowance for lifetime expected credit losses. ASU No. 2016-13 became effective for the Company in the first quarter of fiscal year 2021. For most instruments, entities must apply the standard using a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The adoption of ASU No. 2016-13 did not have a material impact on the Company's Consolidated Financial Statements.
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
V. Subsequent Events. In preparing the accompanying Consolidated Financial Statements, the Company has reviewed events that have occurred after June 30, 2021 through the date of issuance of the Consolidated Financial Statements. Refer to Note 22, “Subsequent Events” for a description of the Company’s subsequent events.

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

	Years ended June 30,
	2021	2020	2019
	(in millions)
Investor Communication Solutions
Regulatory	$953.6	$792.5	$750.4
Data-driven fund solutions	358.0	339.4	303.9
Issuer	189.0	156.7	137.1
Customer communications	574.2	573.4	572.6
Total ICS Recurring fee revenues	2,074.8	1,862.0	1,764.0

Equity and other	124.6	79.5	107.3
Mutual funds	112.8	98.5	137.2
Total ICS Event-driven fee revenues	237.3	178.0	244.5

Distribution revenues	1,555.3	1,451.2	1,459.8

Total ICS Revenues	$3,867.5	$3,491.3	$3,468.3

Global Technology and Operations
Capital markets	$700.5	$650.2	$590.6
Wealth and investment management	557.6	524.0	405.7
Total GTO Recurring fee revenues	1,258.1	1,174.2	996.3

Foreign currency exchange	(131.9)	(136.4)	(102.4)

Total Revenues	$4,993.7	$4,529.0	$4,362.2

Revenues by Type
Recurring fee revenues	$3,332.9	$3,036.3	$2,760.3
Event-driven fee revenues	237.3	178.0	244.5
Distribution revenues	1,555.3	1,451.2	1,459.8
Foreign currency exchange	(131.9)	(136.4)	(102.4)
Total Revenues	$4,993.7	$4,529.0	$4,362.2

Contract Balances
The following table provides information about contract assets and liabilities:

	June 30, 2021	June 30, 2020	June 30, 2019
	(in millions)
Contract assets	$89.8	$81.9	$47.5
Contract liabilities	$382.5	$286.6	$251.6
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

During the fiscal year ended June 30, 2021, contract liabilities increased primarily due to a combination of recent acquisitions, growth in revenues and the timing of client payments. The Company recognized $158.7 million of revenue during the fiscal year ended June 30, 2021 that was included in the contract liability balance as of June 30, 2020. The Company recognized $141.2 million of revenue during the fiscal year ended June 30, 2020 that was included in the contract liability balance as of June 30, 2019. The Company recognized $96.4 million of revenue during fiscal year ended June 30, 2019 that was included in the contract liability balance as of July 1, 2018.
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
As of June 30, 2021, 2020 and 2019, the computation of diluted EPS did not include 0.4 million, 0.5 million and 0.4 million options to purchase Broadridge common stock, respectively, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Years ended June 30,
	2021	2020	2019
	(in millions)
Weighted-average shares outstanding:
Basic	115.7	114.7	115.9
Common stock equivalents	2.1	2.3	2.9
Diluted	117.8	117.0	118.8
NOTE 5.    INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Years ended June 30,
	2021	2020	2019
	(in millions)
Interest expense on borrowings	$(57.5)	$(62.5)	$(45.9)
Interest income	2.2	3.7	4.2
Interest expense, net	$(55.2)	$(58.8)	$(41.8)
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

The Company is providing unaudited pro forma supplemental information for the Itiviti Acquisition as the Company deemed this acquisition to be material to the Company’s operating results. Unaudited pro forma supplemental financial information for all acquisitions, excluding Itiviti, is not provided as the impact of these acquisitions on the Company’s operating results, financial position or cash flows was not material for any acquisition individually.
The following represents the fiscal year 2021 acquisitions:
BUSINESS COMBINATIONS
Financial information on each transaction is as follows:

	Itiviti	Advisor-Stream	Total
	(in millions)
Cash payments, net of cash acquired	$2,580.4	$23.2	$2,603.6
Deferred payments, net	—	2.9	2.9
Contingent consideration liability	—	7.3	7.3
Aggregate purchase price	$2,580.4	$33.4	$2,613.8

Net tangible assets acquired / (liabilities assumed)	$(256.6)	$(3.0)	$(259.6)
Goodwill	1,932.4	25.8	1,958.2
Intangible assets	904.6	10.5	915.1
Aggregate purchase price	$2,580.4	$33.4	$2,613.8
Itiviti
In May 2021, the Company acquired Itiviti, a leading provider of trading and connectivity technology to the capital markets industry. The acquisition of Itiviti extends the Company’s market-leading back office capabilities into the front office and deepens its multi-asset class solutions, better enabling the Company to help its clients adapt to a rapidly evolving marketplace. Itiviti is included in the Company’s GTO reportable segment.
•Goodwill is not tax deductible.
•Intangible assets acquired consist primarily of customer relationships and software technology, which are being amortized over a seven-year life and five-year life, respectively.
The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the acquired business’ assets and liabilities.
The following summarizes the allocation of purchase price for the Itiviti acquisition (in millions):

Itiviti

Accounts receivable	$39.9
Other current assets	14.1
Property, plant and equipment	9.4
Intangible assets	904.6
Goodwill	1,932.4
Other non-current assets	28.7
Payables and accrued expenses	(45.8)
Current contract liabilities	(58.1)
Deferred taxes	(211.6)
Other long term liabilities	(33.2)
Consideration paid, net of cash acquired	$2,580.4

Unaudited Pro Forma Financial Information
The unaudited pro forma condensed consolidated results of operations in the table below are provided for illustrative purposes only and summarize the combined results of operations of Broadridge and Itiviti. For purposes of this pro forma presentation, the acquisition of Itiviti is assumed to have occurred on July 1, 2019. The pro forma financial information for all periods presented also includes the estimated business combination accounting effects resulting from this acquisition, notably amortization expense from the acquired intangible assets, interest expense from recent debt financing, the proceeds of which were used to fund the acquisition, and certain other integration related impacts.

This unaudited pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on July 1, 2019, nor of the results of operations that may be obtained in the future.

	Years ended June 30,
	2021	2020
	(in millions)
Revenues	$5,221.7	$4,723.4
Net earnings	$514.9	$367.5

Basic earnings per share	$4.45	$3.21
Diluted earnings per share	$4.37	$3.14

AdvisorStream
In June 2021, the Company acquired AdvisorStream, a leading provider of digital engagement and marketing solutions for the global wealth and insurance industries. AdvisorStream's advisor marketing platform enables advisors to drive revenue and growth by providing personalized and consistent client communications. AdvisorStream is included in the Company’s GTO reportable segment.
•Goodwill is not tax deductible.
•Intangible assets acquired consist primarily of customer relationships and software technology, which are being amortized over a five-year life and five-year life, respectively.
The allocation of the purchase price will be finalized upon completion of the analysis of the fair values of the acquired business’ assets and liabilities.

The following represents the fiscal year 2020 acquisitions:

Fiscal Year 2020 Acquisitions:

BUSINESS COMBINATIONS

Financial information on each transaction is as follows:

	Shadow Financial	Fi360	Clear-Structure	Funds-Library	Other Acquisitions	Total
	(in millions)
Cash payments, net of cash acquired	$35.6	$116.0	$59.1	$69.9	$17.3	$298.0
Deferred payments, net	3.0	3.5	2.1	—	1.7	10.4
Contingent consideration liability	—	—	7.0	—	—	7.0
Aggregate purchase price	$38.6	$119.5	$68.3	$69.9	$19.1	$315.4

Net tangible assets acquired / (liabilities assumed)	$(0.1)	$(7.9)	$0.2	$(3.1)	$(2.2)	$(13.1)
Goodwill	17.6	84.4	44.2	39.2	13.5	198.9
Intangible assets	21.1	43.1	23.9	33.8	7.8	129.6
Aggregate purchase price	$38.6	$119.5	$68.3	$69.9	$19.1	$315.4

Shadow Financial Systems, Inc. (“Shadow Financial”)
In October 2019, the Company acquired Shadow Financial, a provider of multi-asset class post-trade solutions for the capital markets industry. The acquisition builds upon Broadridge’s post-trade processing capabilities by adding a market-ready solution for exchanges, inter-dealer brokers and proprietary trading firms. In addition, the acquisition adds capabilities across exchange-traded derivatives and cryptocurrency. Shadow Financial is included in our GTO reportable segment.
•Goodwill is tax deductible.
•Intangible assets acquired consist primarily of customer relationships and software technology, which are being amortized over a seven-year life and five-year life, respectively.
•In fiscal year 2021, the Company settled deferred payment obligations totaling $3.0 million.

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
•In fiscal year 2021, the Company settled deferred payment obligations totaling $3.5 million.

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
•The fair value of the contingent consideration liability at June 30, 2021 is $5.0 million.
•Goodwill is primarily tax deductible.
•Intangible assets acquired consist primarily of customer relationships and software technology, which are being amortized over a seven-year life and five-year life, respectively.
•In fiscal year 2021, the Company settled deferred payment obligations totaling $2.2 million.

FundsLibrary Limited (“FundsLibrary”)
In February 2020, the Company acquired FundsLibrary, a provider of fund document and data dissemination in the European market. FundsLibrary's solutions enable fund managers to increase distribution opportunities and help them comply with regulations such as Solvency II and MiFID II. The business was combined with FundAssist Limited (“FundAssist”), Broadridge's existing European funds regulatory communications business. The combination of FundsLibrary's data platform and technology with Broadridge's existing fund calculation, document creation and translation capabilities, creates an end-to-end solution for fund managers and distributors, enabling them to respond to demanding regulatory requirements across multiple jurisdictions. FundsLibrary is included in our ICS reportable segment.
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
•The fair value of the contingent consideration liability at June 30, 2021 is $5.9 million.
•Goodwill is not tax deductible.
•Intangible assets acquired consist primarily of software technology and customer relationships, which are being amortized over a four-year life and six-year life, respectively.
•In fiscal year 2020, the Company settled deferred payment obligations totaling $0.5 million.

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
•In fiscal year 2020, the Company settled deferred payment obligations totaling $40.9 million.
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

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments, as applicable, based on the exchange-traded price of similar or identical instruments where available or based on other observable instruments. These calculations take into consideration the credit risk of both the Company and its counterparties. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.
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

The following tables set forth the Company’s financial assets and liabilities at June 30, 2021 and 2020, respectively, which are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (a)	$—	$—	$—	$—
Other current assets:
Securities	0.7	—	—	0.7
Other non-current assets:
Securities	120.6	—	—	120.6
Total assets as of June 30, 2021	$121.2	$—	$—	$121.2
Liabilities:
Contingent consideration obligations	$—	$—	$23.2	$23.2
Total liabilities as of June 30, 2021	$—	$—	$23.2	$23.2

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (a)	$150.1	$—	$—	$150.1
Other current assets:
Securities	0.5	—	—	0.5
Other non-current assets:
Securities	102.0	—	—	102.0
Total assets as of June 30, 2020	$252.7	$—	$—	$252.7
Liabilities:
Contingent consideration obligations	$—	$—	$33.1	$33.1
Total liabilities as of June 30, 2020	$—	$—	$33.1	$33.1

(a)Money market funds include money market deposit account balances of $0.0 million and $150.1 million as of June 30, 2021 and 2020, respectively.
In addition, the Company has non-marketable securities with a carrying amount of $37.5 million as of June 30, 2021 and $33.3 million as of June 30, 2020 that are classified as Level 2 financial assets and included as part of Other non-current assets.
The following table sets forth an analysis of changes during fiscal years 2021 and 2020 in Level 3 financial liabilities of the Company:

	June 30,
	2021	2020
	(in millions)
Beginning balance	$33.1	$28.4
Additional contingent consideration incurred	7.3	7.0
Net increase (decrease) in contingent consideration liability	(1.5)	1.0
Foreign currency impact	1.8	(0.7)
Payments	(17.5)	(2.6)
Ending balance	$23.2	$33.1

The Company did not incur any Level 3 fair value asset impairments during fiscal year 2021 or fiscal year 2020. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.
NOTE 8.    LEASES
The Company’s leases consist primarily of real estate leases in locations where the Company maintains operations, and are classified as operating leases.
The Company evaluates each lease and service arrangement at inception to determine if the arrangement is, or contains, a lease. A lease exists if the Company obtains substantially all of the economic benefits of and has the right to control the use of an asset for a period of time. The lease term begins on the commencement date, which is the date the Company takes possession of the leased property and also classifies the lease as either operating or finance, and may include options to extend or terminate the lease if exercise of the option to extend or terminate the lease is considered to be reasonably certain. The Company’s options to extend or terminate a lease generally do not exceed five years. The lease term is used both to determine lease classification as an operating or finance lease and to calculate straight-line lease expense for operating leases. The weighted average remaining operating lease term as of June 30, 2021 was 8.9 years.
ROU assets represent the Company’s right to use an underlying asset for the lease term while lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. ROU assets also include prepaid lease payments and exclude lease incentives received. Certain leases require the Company to pay taxes, insurance, maintenance, and/or other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature (e.g. based on actual costs incurred). These variable lease costs are recognized as a variable lease expense when incurred. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to measure the lease liability and the associated ROU asset at commencement date. The incremental borrowing rate was determined based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate. The weighted average discount rate used in measurement of the Company’s operating lease liabilities as of June 30, 2021 was 2.9%.
Supplemental Balance Sheet Information

	June 30,
	2021	2020
	(in millions)
Assets:
Operating lease ROU assets (a)	$262.0	$292.6

Liabilities:
Operating lease liabilities (a) - Current	$40.2	$35.3
Operating lease liabilities (a) - Non-current	263.1	288.3
Total Operating lease liabilities	$303.3	$323.5
_________
(a)Operating lease assets are included within Other non-current assets, and operating lease liabilities are included within Payables and accrued expenses (current portion) and Other non-current liabilities (non-current portion) in the Company’s Consolidated Balance Sheets as of June 30, 2021.

Components of Lease Cost (a)

	Years ended June 30,
	2021	2020
	(in millions)
Operating lease cost	$53.4	$40.9
Variable lease cost	$25.8	$24.4
_________
(a)Lease cost is included within Cost of revenues and Selling, general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s Consolidated Statements of Earnings.

Rent expense for all operating leases was $49.0 million during the year ended June 30, 2019 (under Accounting Standards Codification (“ASC”) 840 (Leases)).

Supplemental Cash Flow Information

	Years ended June 30,
	2021	2020
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$33.6	$26.9
ROU assets obtained in exchange for operating lease liabilities	$24.4	$89.6

Maturity of Lease Liabilities under ASC 842 (Leases)
Future rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows at June 30, 2021:

Operating Leases
Years Ending June 30,	(in millions)
2022	$49.0
2023	46.6
2024	40.8
2025	34.4
2026	31.2
Thereafter	145.3
Total lease payments	347.3
Less: Discount Amount	44.1
Present value of operating lease liabilities	$303.3

NOTE 9.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment at cost and Accumulated depreciation at June 30, 2021 and 2020 are as follows:

	June 30,
	2021	2020
	(in millions)
Property, plant and equipment:
Land and buildings	$2.7	$2.6
Equipment	310.4	269.1
Furniture, leaseholds and other	196.8	196.9
	509.9	468.6
Less: Accumulated depreciation	(332.7)	(307.0)
Property, plant and equipment, net	$177.2	$161.6
In fiscal years 2021 and 2020, Property, plant and equipment and Accumulated depreciation were each reduced by $15.6 million and $33.9 million, respectively, for asset retirements related to fully depreciated property, plant and equipment no longer in use.
Depreciation expense for Property, plant and equipment for the years ended June 30, 2021, 2020 and 2019 was as follows:

	Years ended June 30,
	2021	2020	2019
	(in millions)
Depreciation expense for Property, plant and equipment	$38.8	$50.6	$65.8
NOTE 10.    GOODWILL AND INTANGIBLE ASSETS, NET
Changes in Goodwill for the fiscal years ended June 30, 2021 and 2020 are as follows:

	Investor Communication Solutions	Global Technology and Operations	Total
	(in millions)
Goodwill, gross, at July 1, 2019	$913.1	$586.9	$1,500.0
Additions	131.6	69.9	201.5
Foreign currency translation and other	(5.1)	(13.0)	(18.1)
Fair value adjustments (a)	(0.2)	(8.8)	(9.0)
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2020	$1,039.5	$635.0	$1,674.5

Goodwill, gross, at June 30, 2020	$1,039.5	$635.0	$1,674.5
Additions	—	1,958.2	1,958.2
Foreign currency translation and other	16.5	71.2	87.7
Fair value adjustments (a)	0.2	(0.5)	(0.4)
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2021	$1,056.1	$2,664.0	$3,720.1
(a) Fair value adjustments includes adjustments to goodwill as part of finalization of the purchase price allocations.
Additions for the fiscal year ended June 30, 2021 include $1,932.4 million and $25.8 million, for the acquisition of Itiviti and AdvisorStream, respectively. Additions for the fiscal year ended June 30, 2020 include $17.6 million, $84.4 million, $44.2 million and $39.2 million for the acquisitions of Shadow Financial, Fi360, ClearStructure and FundsLibrary, respectively.

During fiscal years 2021, 2020 and 2019, the Company performed the required impairment tests of Goodwill and determined that there was no impairment. The Company also performs a sensitivity analysis under Step 1 of the goodwill impairment test assuming hypothetical reductions in the fair values of the reporting units. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates, which are the most significant estimates used in our calculations of the fair values of the reporting units, would not result in an impairment of our goodwill.
Intangible assets at cost and accumulated amortization at June 30, 2021 and 2020 are as follows:

	June 30,
	2021			2020
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
	(in millions)
Software licenses	$179.3	$(129.1)	$50.2	$137.9	$(115.7)	$22.2
Acquired software technology	427.3	(149.6)	277.7	196.8	(109.7)	87.1
Customer contracts and lists	1,375.7	(373.1)	1,002.6	644.5	(274.2)	370.3
Acquired intellectual property	136.6	(118.0)	18.7	136.6	(90.9)	45.7
Other intangibles	117.9	(42.1)	75.8	92.3	(34.0)	58.3
	$2,236.8	$(811.8)	$1,425.0	$1,208.1	$(624.4)	$583.8
Other intangibles consist primarily of capitalized internal use software. All of the intangible assets have finite lives and as such, are subject to amortization.
The weighted-average remaining useful life of the intangible assets is as follows:

Weighted-Average Remaining Useful Life (Years)
Acquired software technology	4.3
Software licenses	2.9
Customer contracts and lists	6.2
Acquired intellectual property	1.3
Other intangibles	3.0
Total weighted-average remaining useful life	5.5
Amortization of intangibles for the years ended June 30, 2021, 2020 and 2019 was as follows:

	Years ended June 30,
	2021	2020	2019
	(in millions)
Amortization expense for intangible assets	$182.3	$146.1	$106.8
Estimated remaining amortization expenses of the Company’s existing intangible assets for the next five fiscal years and thereafter are as follows:

Years Ending June 30,	(in millions)
2022	$298.1
2023	272.0
2024	248.8
2025	219.5
2026	197.0
Thereafter	189.6

NOTE 11.    OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	June 30,
	2021	2020
	(in millions)
Deferred client conversion and start-up costs	$773.7	$433.8
ROU assets (a)	262.0	292.6
Long-term investments	194.0	141.6
Deferred sales commissions costs	108.6	104.4
Contract assets (b)	89.8	81.9
Long-term broker fees	48.7	32.8
Deferred data center costs (c)	24.3	24.5
Other	35.0	30.2
Total	$1,536.2	$1,141.9
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
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses for the fiscal year ended June 30, 2021 and 2020 was $82.0 million and $76.2 million, respectively.
NOTE 12.    PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	June 30,
	2021	2020
	(in millions)
Accounts payable	$248.9	$151.8
Employee compensation and benefits	343.7	260.4
Accrued broker fees	136.0	109.5
Accrued dividend payable	66.8	62.2
Business process outsourcing administration fees	66.1	59.4
Customer deposits	55.5	44.5
Accrued taxes	42.6	38.5
Operating lease liabilities	40.2	35.3
Other	102.9	68.6
Total	$1,102.7	$829.9

NOTE 13.    BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at June 30, 2021	Carrying value at June 30, 2021	Carrying value at June 30, 2020	Unused Available Capacity	Fair Value at June 30, 2021
			(in millions)
Current portion of long-term debt
Fiscal 2014 Senior Notes	September 2020	$—	$—	$399.9	$—	$—
Total		$—	$—	$399.9	$—	$—

Long-term debt, excluding current portion
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$20.0	$20.0	$—	$1,080.0	$20.0
Multicurrency tranche	April 2026	94.4	94.4	149.8	305.6	94.4
Total Revolving Credit Facility		$114.4	$114.4	$149.8	$1,385.6	$114.4

Fiscal 2021 Term Loans	May 2024	$1,550.0	$1,543.4	$—	$—	$1,550.0

Fiscal 2016 Senior Notes	June 2026	$500.0	$496.7	$496.1	$—	$549.0
Fiscal 2020 Senior Notes	December 2029	750.0	742.5	741.7	—	791.3
Fiscal 2021 Senior Notes	May 2031	1,000.0	990.6	—	—	1,021.1
Total Senior Notes		$2,250.0	$2,229.8	$1,237.8	$—	$2,361.4

Total long-term debt		$3,914.4	$3,887.6	$1,387.6	$1,385.6	$4,025.9

Total debt		$3,914.4	$3,887.6	$1,787.5	$1,385.6	$4,025.9
_________

Future principal payments on the Company’s outstanding debt are as follows (in millions):

	2022	2023	2024	2025	2026	Thereafter	Total
Years ending June 30,	$—	$—	$1,550.0	$—	$614.4	$1,750.0	$3,914.4
Fiscal 2021 Revolving Credit Facility: In April 2021, the Company entered into an amended and restated $1.5 billion five-year revolving credit facility (the “Fiscal 2021 Revolving Credit Facility”), which replaced the $1.5 billion five-year revolving credit facility entered into during March 2019 (the “Fiscal 2019 Revolving Credit Facility”) (together the “Revolving Credit Facilities”). The Fiscal 2021 Revolving Credit Facility is comprised of a $1.1 billion U.S. dollar tranche and a $400.0 million multicurrency tranche.
The weighted-average interest rate on the Revolving Credit Facilities was 1.20%, 2.59% and 3.26% for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. The fair value of the variable-rate Fiscal 2021 Revolving Credit Facility borrowings at June 30, 2021 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Under the Fiscal 2021 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Yen, and Swedish Kronor initially bear interest at LIBOR, CDOR, EURIBOR, TIBOR and STIBOR, respectively, plus 1.015% per annum (subject to step-ups to 1.175% and step-downs to 0.805% based on ratings) and revolving loans denominated in Sterling initially bear interest at SONIA plus 1.0476% per annum (subject to step-ups to 1.2076% and step-downs to 0.8376% based on ratings). The Fiscal 2021 Revolving Credit Facility also has an annual facility fee equal to 11.0 basis points on the entire facility (subject to step-ups to 20.0 basis points and step-downs to 7.0 basis points based on ratings). The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2021 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2021 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At June 30, 2021, the Company is in compliance with all covenants of the Fiscal 2021 Revolving Credit Facility.

Fiscal 2021 Term Loans: In March 2021, the Company entered into a term credit agreement (“Term Credit Agreement”) providing for term loan commitments in an aggregate principal amount of $2.55 billion, comprised of a $1.0 billion tranche (“Tranche 1”) and a $1.55 billion tranche (“Tranche 2,” together with Tranche 1, the “Fiscal 2021 Term Loans”). The Company borrowed the Fiscal 2021 Term Loans in May 2021 in order to finance the Itiviti acquisition. Once borrowed, amounts repaid or prepaid in respect of such Fiscal 2021 Term Loans may not be reborrowed. The Tranche 1 Loans was to mature on the date that is 18 months after the date on which the Fiscal 2021 Term Loans are borrowed (the “Funding Date”), but was repaid in full in May 2021 with proceeds from the Fiscal 2021 Senior Notes (as discussed further below). The Tranche 2 Loan will mature in May 2024 on the third anniversary of the Funding Date. The proceeds of the Fiscal 2021 Term Loans were used by the Company to solely finance the acquisition of Itiviti and pay certain fees and expenses in connection therewith. The Tranche 2 Loan bears interest at LIBOR plus 0.875% per annum (subject to step-ups to LIBOR plus 1.250% or a step-down to LIBOR plus 0.750% based on ratings).

The Company may voluntarily prepay, in whole or in part and without premium or penalty. In the event of receipt of cash proceeds by the Company or its subsidiaries from certain incurrences of indebtedness, certain equity issuances, and certain sales, transfers or other dispositions of assets, the Company will be required to prepay outstanding Loans, subject to certain limitations and qualifications as set forth in the Term Credit Agreement. The Term Credit Agreement is subject to certain covenants, including a leverage ratio. At June 30, 2021, the Company is in compliance with all covenants of the Fiscal 2021 Term Loans.
Fiscal 2014 Senior Notes: In August 2013, the Company completed an offering of $400.0 million in aggregate principal amount of senior notes (the “Fiscal 2014 Senior Notes”), which bore interest at a rate of 3.95% per annum. On September 1, 2020 the Company repaid in full the $400.0 million in Fiscal 2014 Senior Notes that were outstanding at their maturity date.
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2021, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at June 30, 2021 and June 30, 2020 was $549.0 million and $554.3 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2021, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at June 30, 2021 and June 30, 2020 was $791.3 million and $803.6 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

Fiscal 2021 Senior Notes: In May 2021, the Company completed an offering of $1.0 billion in aggregate principal amount of senior notes (the “Fiscal 2021 Senior Notes”). The Fiscal 2021 Senior Notes will mature on May 1, 2031 and bear interest at a rate of 2.60% per annum. Interest on the Fiscal 2021 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Fiscal 2021 Senior Notes were issued at a price of 99.957% (effective yield to maturity of 2.605%). The indenture governing the Fiscal 2021 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2021, the Company is in compliance with the covenants of the indenture governing the Fiscal 2021 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2021 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2021 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2021 Senior Notes at June 30, 2021 was $1.02 billion, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2019 Revolving Credit Facility, Fiscal 2021 Term Loans, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of June 30, 2021 and 2020, respectively, there were no outstanding borrowings under these lines of credit.
NOTE 14. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	June 30,
	2021	2020
	(in millions)
Operating lease liabilities	$263.1	$288.3
Post-employment retirement obligations	162.8	144.3
Non-current income taxes	48.2	37.4
Acquisition related contingencies	15.1	17.6
Other	48.0	24.8
Total	$537.2	$512.4
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
Time-based Restricted Stock Units: The Company has a time-based restricted stock unit (“RSU”) program under which RSUs representing the right to receive one share of the Company’s common stock for each vested RSU granted. Time-based RSUs typically vest two and one-half years from the date of grant. The Company records stock compensation expense for time-based RSUs net of estimated forfeitures on a straight-line basis over the vesting period.

Performance-based Restricted Stock Units: The Company has a performance-based RSU program under which RSUs representing the right to receive one share of the Company’s common stock for each vested RSU granted. RSUs vest upon the achievement by the Company of specific performance metrics. The Company records stock compensation expense for performance-based RSUs net of estimated forfeitures on a straight-line basis over the performance period, plus a subsequent vesting period, which typically totals approximately two and one-half years from the date of grant.
The activity related to the Company’s incentive equity awards for the fiscal years ended June 30, 2021, 2020 and 2019 consisted of the following:

	Stock Options		Time-based RSUs		Performance-based RSUs
	Number of Options	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balances at June 30, 2018	4,478,288	$55.69	982,399	$67.72	395,689	$74.29
Granted	528,978	98.72	360,147	121.11	133,213	116.53
Exercised (a)	(784,372)	39.94	—	—	—	—
Vesting of RSUs (b)	—	—	(430,270)	63.97	(198,420)	64.50
Expired/forfeited	(21,280)	94.14	(92,977)	76.57	(4,705)	80.57
Balances at June 30, 2019	4,201,614	$63.85	819,299	$92.15	325,777	$97.43
Granted	501,192	117.43	340,006	118.74	110,260	120.09
Exercised (a)	(905,231)	46.47	—	—	—	—
Vesting of RSUs (b)	—	—	(408,716)	78.76	(176,900)	77.19
Expired/forfeited	(26,788)	88.01	(50,591)	113.07	(7,541)	80.24
Balances at June 30, 2020	3,770,787	$74.97	699,998	$111.37	251,596	$122.11
Granted	359,464	147.97	382,340	132.21	141,838	126.96
Exercised (a)	(756,915)	46.26	—	—	—	—
Vesting of RSUs (b)	—	—	(272,131)	122.92	(122,146)	119.15
Expired/forfeited	(169,654)	105.40	(48,870)	121.32	(23,708)	122.76
Balances at June 30, 2021 (c)	3,203,682	$88.33	761,337	$117.07	247,580	$126.29

(a)Stock options exercised during the fiscal years ended June 30, 2021, 2020 and 2019 had intrinsic values of $70.8 million, $68.9 million and $65.8 million, respectively.
(b)Time-based RSUs that vested during the fiscal years ended June 30, 2021, 2020 and 2019 had a total fair value of $42.1 million, $38.4 million and $45.4 million, respectively. Performance-based RSUs that vested during the fiscal years ended June 30, 2021, 2020 and 2019 had a total fair value of $18.7 million, $16.5 million and $21.7 million, respectively.
(c)As of June 30, 2021, the Company’s outstanding stock options using the fiscal year-end share price of $161.53 had an aggregate intrinsic value of $234.5 million. As of June 30, 2021, the Company’s outstanding “in the money” vested stock options using the fiscal year-end share price of $161.53 had an aggregate intrinsic value of $160.9 million. As of June 30, 2021, time-based RSUs and performance-based RSUs expected to vest using the fiscal year-end share price of $161.53 had an aggregate intrinsic value of $116.6 million and $37.6 million, respectively. Performance-based RSUs granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.

The tables below summarize information regarding the Company’s outstanding and exercisable stock options as of June 30, 2021:

	Outstanding Options
	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions) (a)
Range of Exercise Prices
$0.01 to $35.00	96,842	1.22	$22.07
$35.01 to $50.00	299,488	2.67	$37.85
$50.01 to $65.00	444,404	4.16	$52.73
$65.01 to $80.00	237,848	5.51	$67.32
$80.01 to $95.00	895,675	6.46	$93.34
$95.01 to $110.00	453,977	7.48	$98.73
$110.01 to $125.00	428,431	8.47	$117.45
$140.01 to $148.07	347,017	9.60	$147.97
	3,203,682	6.31	$88.33	$234.5

	Exercisable Options
Range of Exercise Prices	Options Exercisable	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions) (a)
$0.01 to $35.00	96,842	1.22	$22.07
$35.01 to $50.00	299,488	2.67	$37.85
$50.01 to $65.00	444,404	4.16	$52.73
$65.01 to $80.00	237,848	5.51	$67.32
$80.01 to $95.00	289,393	6.43	$93.26
$95.01 to $110.00	228,161	7.48	$99.14
$110.01 to $125.00	118,472	8.34	$117.72
$140.01 to $148.07	24,501	9.39	$146.60
	1,739,109	5.10	$69.04	$160.9
(a) Calculated using the closing stock price on the last trading day of fiscal year 2021 of $161.53, less the option exercise price, multiplied by the number of instruments.
Stock-based compensation expense of $58.6 million, $60.8 million, and $58.4 million was recognized in the Consolidated Statements of Earnings for the fiscal years ended June 30, 2021, 2020 and 2019, respectively, as well as related tax benefits of $13.0 million, $13.5 million, and $13.5 million, respectively.
As of June 30, 2021, the total remaining unrecognized compensation cost related to non-vested stock options and RSU awards amounted to $12.5 million and $54.4 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.8 years and 1.6 years, respectively.
In April 2013, the Company began reissuing treasury stock to satisfy stock option exercises and issuances under the Company’s RSU awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs. The Company did not repurchase shares in fiscal year 2021 under our share repurchase program as compared to 0.4 million shares repurchased in fiscal year 2020, which excludes shares withheld by the Company to cover payroll taxes on the vesting of RSU awards, which are also accounted for as treasury stock. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table presents the assumptions used to determine the fair values of the stock option grants using the Binomial options pricing model during the fiscal years ended June 30, 2021, 2020 and 2019:

	Years ended June 30,
	2021	2020	2019
Graded Vesting
Risk-free interest rate	0.6%	1.5%	2.5%
Dividend yield	1.6%	1.8%	2.0%
Weighted-average volatility factor	27.0%	23.0%	26.0%
Weighted-average expected life (in years)	5.7	5.7	5.9
Weighted-average fair value (in dollars)	$30.98	$21.49	$22.12
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
The costs recorded by the Company for these plans were:

	Years ended June 30,
	2021	2020	2019
	(in millions)
401(k) savings plan	$39.0	$42.6	$35.5
ERSP	2.7	2.5	2.3
Total	$41.6	$45.1	$37.8
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
The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The SORP and SERP are nonqualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $62.6 million at June 30, 2021 and $54.5 million at June 30, 2020 and are included in Other non-current assets in the accompanying Consolidated Balance Sheets.
The amounts charged to expense by the Company for these plans were:

	Years ended June 30,
	2021	2020	2019
	(in millions)
SORP	$5.6	$4.8	$3.9
SERP	0.5	0.4	0.5
Total	$6.1	$5.2	$4.4

The benefit obligation to the Company under these plans at June 30, 2021, 2020 and 2019 was:

	Years ended June 30,
	2021	2020	2019
	(in millions)
SORP	$59.5	$53.8	$45.5
SERP	6.4	6.0	5.4
Total	$65.9	$59.8	$50.8
C. Other Post-retirement Benefit Plan. The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The plan is currently unfunded.
The amounts charged to expense by the Company for this plan were:

	Years ended June 30,
	2021	2020	2019
	(in millions)
Executive Retiree Health Insurance Plan	$0.3	$0.5	$0.5

The benefit obligation to the Company under this plan at June 30, 2021, 2020 and 2019 was:

	Years ended June 30,
	2021	2020	2019
	(in millions)
Executive Retiree Health Insurance Plan	$3.7	$4.5	$5.2
D. Other Post-employment Benefit Obligations. The Company sponsors certain non-US benefits-related plans covering certain eligible international employees who are eligible under the terms of their employment in their respective countries. These plans are generally unfunded.
The amounts charged to expense by the Company for these plans were in fiscal years 2021, 2020 and 2019 was:

	Years ended June 30,
	2021	2020	2019
	(in millions)
Other Non-U.S. Benefits-Related Plans	$1.8	$1.0	$1.3

The benefit obligation to the Company under these plans at June 30, 2021, 2020 and 2019 was:

	Years ended June 30,
	2021	2020	2019
	(in millions)
Other Non-U.S. Benefits-Related Plans	$9.1	$6.4	$5.8

NOTE 17.    INCOME TAXES
Earnings before income taxes shown below are based on the geographic location to which such earnings are attributable.

	Years Ended June 30,
	2021	2020	2019
	(in millions)
Earnings before income taxes:
U.S.	$604.4	$492.4	$526.4
Foreign	91.8	87.2	80.8
Total	$696.2	$579.5	$607.3
The Provision for income taxes consists of the following components:

	Years Ended June 30,
	2021	2020	2019
	(in millions)
Current:
U.S. Domestic	$51.2	$46.7	$88.8
Foreign	34.9	33.1	24.7
State	10.5	8.3	15.1
Total current	96.7	88.1	128.7
Deferred:
U.S. Domestic	55.3	33.1	2.2
Foreign	(9.5)	(10.7)	(2.8)
State	6.2	6.5	(2.9)
Total deferred	52.0	29.0	(3.5)
Total Provision for income taxes	$148.7	$117.0	$125.2

	Years Ended June 30,
	2021	%	2020	%	2019	%
	(in millions)
Provision for income taxes at U.S. statutory rate	$146.2	21.0	$121.7	21.0	$127.5	21.0
Increase (decrease) in Provision for income taxes from:
State taxes, net of federal tax	15.2	2.2	11.3	1.9	12.0	2.0
Foreign tax differential	4.8	0.7	3.2	0.6	3.8	0.6
Valuation allowances	1.0	0.1	2.4	0.4	0.4	0.1
Stock-based compensation - excess tax benefits (“ETB”)	(16.9)	(2.4)	(15.6)	(2.7)	(19.3)	(3.2)
Tax Act Items	—	—	—	—	(0.5)	(0.1)
Other	(1.6)	(0.2)	(5.9)	(1.0)	1.3	0.2
Total Provision for income taxes	$148.7	21.4	$117.0	20.2	$125.2	20.6

The Provision for income taxes and effective tax rates for the fiscal year ended June 30, 2021 were $148.7 million and 21.4%, compared to $117.0 million and 20.2%, for the fiscal year ended June 30, 2020, respectively. The increase in the effective tax rate for the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020 was primarily driven by lower discrete benefits, partially offset by higher ETB of $16.9 million for the fiscal year ended June 30, 2021 compared to $15.6 million for the fiscal year ended June 30, 2020.
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
As of June 30, 2021, the Company had approximately $727.8 million of accumulated earnings and profits attributable to foreign subsidiaries. The Company considers $436.8 million of accumulated earnings attributable to foreign subsidiaries to be permanently reinvested outside the U.S. and has not determined the cost to repatriate such earnings since it is not practicable to calculate the amount of income taxes payable in the event all such foreign earnings are repatriated. The Company does not consider the remaining $291.0 million of accumulated earnings to be permanently reinvested outside the U.S. The Company has accrued approximately $16.3 million of foreign income and withholding taxes, state income taxes, and tax on exchange gain attributable to such earnings.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2021 and 2020 were as follows:

	June 30,
	2021	2020
	(in millions)
Classification:
Long-term deferred tax assets (included in Other non-current assets)	$5.9	$2.6
Long-term deferred tax liabilities	(400.7)	(126.8)
Net deferred tax liabilities	$(394.8)	$(124.2)
Components:
Deferred tax assets:
Accrued expenses not currently deductible	$8.2	$3.1
Compensation and benefits not currently deductible	64.7	59.1
Net operating and capital losses	33.6	16.4
Tax credits	11.2	7.7
Other	15.8	9.1
Total deferred tax assets	133.4	95.5
Less: Valuation allowances	(10.5)	(6.7)
Deferred tax assets, net	123.0	88.8
Deferred tax liabilities:
Goodwill and identifiable intangibles	319.1	112.8
Depreciation	29.0	17.3
Net deferred expenses	142.5	66.5
Unremitted earnings	16.3	9.5
Other	10.9	7.0
Deferred tax liabilities	517.8	213.0
Net deferred tax liabilities	$(394.8)	$(124.2)
The Company has estimated foreign net operating loss carryforwards of approximately $63.0 million as of June 30, 2021 of which $7.9 million are subject to expiration in the June 30, 2022 through June 30, 2041 period, and of which $55.1 million has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $43.5 million of which $24.4 million are subject to expiration in the June 30, 2022 through June 30, 2037 period with the balance of $19.1 million having an indefinite utilization period.
Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $10.5 million and $6.7 million at June 30, 2021 and 2020, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income require significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.
In the next twelve months, the Company does not expect a material change to its net reserve balance for unrecognized tax benefits.

The following table summarizes the activity related to the Company’s gross unrecognized tax positions:

	Fiscal Year Ended June 30,
	2021	2020	2019
	(in millions)
Beginning balance	$37.1	$40.2	$22.8
Gross increase related to prior period tax positions	12.2	0.5	17.3
Gross increase related to current period tax positions	4.3	5.9	2.8
Gross decrease related to prior period tax positions	(2.9)	(9.5)	(2.6)
Ending balance	$50.7	$37.1	$40.2
As of June 30, 2021, 2020 and 2019, the net reserve for unrecognized tax positions recorded by the Company that is included in the preceding table of gross unrecognized tax positions was $47.5 million, $33.8 million, and $33.4 million, respectively, and if reversed in full, would favorably affect the effective tax rate by these amounts, respectively.
The $2.9 million, $9.5 million, and $2.6 million gross decreases in fiscal years 2021, 2020 and 2019, respectively, for prior period tax positions related to certain tax audit settlements and certain state, federal and foreign statute of limitation expirations.
During the fiscal year ended June 30, 2021, the Company adjusted accrued interest by approximately less than $0.1 million and recognized a total liability for interest on unrecognized tax positions of $3.6 million; in the fiscal year ended June 30, 2020, the Company adjusted accrued interest by less than 0.1 million and recognized a total liability for interest on unrecognized tax positions of $3.6 million; in the fiscal year ended June 30, 2019, the Company adjusted accrued interest by approximately $(0.1) million and recognized a total liability for interest on unrecognized tax positions of $3.6 million.
The Company is regularly subject to examination of its income tax returns by U.S. Federal, state and foreign income tax authorities. The tax years that are currently open and could be subject to income tax audits for U.S. federal and most state and local jurisdictions are fiscal years ending June 30, 2013 through June 30, 2021, and for Canadian operations that could be subject to audit in Canada, fiscal years ending June 30, 2015 through June 30, 2021. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements.

NOTE 18.     CONTRACTUAL COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
In March 2010, the Company and IBM entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022, but a two-year extension was signed in March 2015, amending the expiration date to June 30, 2024. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended IT Services Agreement at June 30, 2021 are $208.9 million through fiscal year 2027, the final year of the Amended IT Services Agreement.
In December 2019, the Company and IBM entered into an information technology agreement for private cloud services (the “IBM Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The IBM Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the IBM Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and such transferred employees are expected to continue providing services to the Company on behalf of IBM under the IBM Private Cloud Agreement. Pursuant to the IBM Private Cloud Agreement, the Company agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide to IBM. As of June 30, 2020, the Hardware was classified as assets held for sale with a carrying amount of $18.0 million and was included in the Company’s Other current assets line item on the Consolidated Balance Sheets. The transfer of the Hardware and Maintenance Contracts to IBM closed on September 30, 2020 for a selling price of $18.0 million. Fixed minimum commitments remaining under the IBM Private Cloud Agreement at June 30, 2021 are $207.0 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premise solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at June 30, 2021 are $30.8 million through fiscal year 2029, the final year of the contract.
The total annual expenses related to these IBM agreements and certain other data center arrangements was $176.7 million, $118.7 million, and $106.1 million, for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.

The following table summarizes the capitalized costs related to data center agreements as of June 30, 2021:

	Amended IT Services Agreement	Amended EU IT Services Agreement	Total
	(in millions)
Capitalized costs, beginning balance	$62.6	$6.3	$68.9
Capitalized costs incurred	0.2	1.7	1.9
Impact of foreign currency exchange	—	0.9	0.9
Total capitalized costs, ending balance	62.8	9.0	71.8
Total accumulated amortization	(43.3)	(5.5)	(48.8)
Net Deferred IBM Costs	$19.4	$3.5	$23.0
The following table summarizes the respective total annual amortization expense of capitalized costs related to data center agreements:

	Years ended June 30,
	2021	2020	2019
	(in millions)
Amended IT Services Agreement	$3.2	$4.2	$5.3
Amended EU IT Services Agreement	1.2	1.8	0.5
Total expenses	$4.5	$6.1	$5.8
Investments
The Company has an equity method investment that is a variable interest in a variable interest entity, the Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to this unconsolidated investment totaled $25.3 million as of June 30, 2021, which represents the carrying value of the Company's investment and is recorded in Other non-current assets in the Company’s Consolidated Balance Sheets. In addition, as of June 30, 2021, the Company has a future commitment to fund this investee for up to an additional $7.0 million if certain future funding milestones are met. Additional funding provided by the Company to the investee as a result of meeting the future funding milestones would increase the Company’s corresponding potential maximum loss exposure by that amount.

In addition, as of June 30, 2021, the Company also has a future commitment to fund $2.0 million to one of the Company’s other investees.
Contractual Obligations
The Company has obligations under the Amended IT Services Agreement, the Amended EU IT Services Agreement, the IBM Private Cloud Agreement, software license agreements including hosted software arrangements, and software and hardware maintenance and support agreements.
The following table summarizes the total expenses related to these agreements:

	Years ended June 30,
	2021	2020	2019
	(in millions)
Data center expenses	$176.7	$118.7	$106.1
Software license agreements	91.2	57.0	37.3
Software/hardware maintenance agreements	77.5	72.1	65.0
Total expenses	$345.4	$247.9	$208.4

The future minimum commitments at June 30, 2021 for the aforementioned Amended IT Services Agreement, the Amended EU IT Services Agreement, the IBM Private Cloud Agreement, software license agreements including hosted software arrangements, and software and hardware maintenance and support agreements are as follows:

Years Ending June 30,	(in millions)
2022	$120.2
2023	111.7
2024	84.3
2025	67.3
2026	54.5
Thereafter	113.7
Total	$551.7

Other
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company was not a party to any outstanding derivative financial instruments at June 30, 2021 or June 30, 2020. In connection with the acquisition of Itiviti in March 2021 the Company entered into two derivative instruments designed to mitigate the Company’s exposure to the impact of (i) changes in foreign exchange rates on the acquisition of Itiviti purchase consideration, and (ii) changes in interest rates on the Fiscal 2021 Senior Notes.

The Company executed a forward foreign exchange derivative instrument (“Forward”) with an aggregate notional amount of EUR 1.955 billion. The Forward acted as an economic hedge against the impact of changes in the Euro on the Company’s purchase consideration for the acquisition of Itiviti. The Company recorded changes in fair value of the Forward as part of Other non-operating income (expenses), net in the Consolidated Statement of Earnings. In May 2021, the Company settled the Forward derivative for a cumulative pre-tax gain of $66.7 million.

Also, the Company executed a forward treasury lock agreement (“Treasury Lock”), designated as a cash flow hedge, in the aggregate notional amount of $1.0 billion to manage exposure to fluctuations in the benchmark interest rate associated with the Fiscal 2021 Senior Notes, which were used to pay down a portion of the Term Credit Agreement associated with the Itiviti acquisition. Accordingly, changes in the fair value of the Treasury Lock were recorded as part of Other comprehensive income (loss), net each period up to when the Treasury Lock was settled. In May 2021, the Treasury Lock was settled for a pre-tax loss of $11.0 million, after which the final settlement loss will be reclassified into Interest expense, net ratably over the ten year term of the Fiscal 2021 Senior Notes. The expected amount of the existing loss that would be reclassified into earnings before income taxes within the next twelve months is approximately $1.1 million.
In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect subsidiary, which is a broker-dealer registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At June 30, 2021, BBPO was in compliance with this net capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires BBPO to maintain a minimum net capital amount. At June 30, 2021, BBPO was in compliance with this net capital requirement.

In addition, Matrix Trust Company (“Matrix Trust”), a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds. As a result, Matrix Trust is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At June 30, 2021, Matrix Trust was in compliance with its capital requirements.
NOTE 19.     CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss):

	Foreign Currency Translation	Securities	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2018	$(43.2)	$(0.4)	$(8.3)	$—	$(51.9)
Cumulative effect of changes in accounting principle (a)	—	0.4	(1.9)	—	(1.5)
Other comprehensive income (loss) before reclassifications	(15.0)	—	(3.6)	—	(18.7)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.9	—	0.9
Balances at June 30, 2019	$(58.3)	$—	$(12.9)	$—	$(71.2)
Other comprehensive income (loss) before reclassifications	(26.4)	—	(4.2)	—	(30.7)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	1.5	—	1.5
Balances at June 30, 2020	$(84.7)	$—	$(15.7)	$—	$(100.4)
Other comprehensive income (loss) before reclassifications	117.6	—	(2.1)	(8.3)	107.2
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	2.4	0.1	2.5
Balances at June 30, 2021	$32.9	$—	$(15.4)	$(8.2)	$9.2
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
In connection with an organizational change made in the first quarter of fiscal year 2020, in order to further align our portfolio of services, the results for the Company's wealth management Advisor Solutions services that were previously reported in our Investor Communication Solutions reportable segment are now reported within the Global Technology and Operations reportable segment. As a result, our prior period segment results have been revised to reflect this change, which resulted in transferring $42.8 million of revenues and $2.2 million of earnings before income taxes between reportable segments for the year ended June 30, 2019.

	Investor Communication Solutions	Global Technology and Operations	Other	Foreign Currency Exchange	Total
	(in millions)
Year ended June 30, 2021
Revenues	$3,867.5	$1,258.1	$—	$(131.9)	$4,993.7
Earnings (loss) before income taxes	605.6	223.3	(153.0)	20.3	696.2
Assets	2,517.6	5,162.3	439.9	—	8,119.8
Capital expenditures	42.3	3.0	6.7	—	51.9
Depreciation and amortization	36.9	12.7	17.8	—	67.4
Amortization of acquired intangibles	86.0	66.2	1.5	—	153.7
Amortization of other assets	39.4	58.0	16.1	—	113.6
Year ended June 30, 2020
Revenues	$3,491.3	$1,174.2	$—	$(136.4)	$4,529.0
Earnings (loss) before income taxes	464.1	245.0	(146.3)	16.8	579.5
Assets	2,484.4	1,734.2	671.1	—	4,889.8
Capital expenditures	35.9	5.3	21.6	—	62.7
Depreciation and amortization	42.9	12.0	18.9	—	73.8
Amortization of acquired intangibles	81.7	39.7	1.5	—	122.9
Amortization of other assets	30.9	54.8	16.8	—	102.6
Year ended June 30, 2019
Revenues	$3,468.3	$996.3	$—	$(102.4)	$4,362.2
Earnings (loss) before income taxes	506.2	212.5	(130.9)	19.4	607.3
Assets	2,155.6	1,423.6	301.6	—	3,880.7
Capital expenditures	34.5	6.5	9.6	—	50.6
Depreciation and amortization	54.3	11.9	19.0	—	85.2
Amortization of acquired intangibles	70.6	16.3	0.5	—	87.4
Amortization of other assets	36.4	45.7	5.3	—	87.4
Revenues and assets by geographic area are as follows:

	United States	Canada	Europe	Other	Total
	(in millions)
Year ended June 30, 2021
Revenues	$4,370.4	$360.1	$243.5	$19.7	$4,993.7
Assets	$4,885.2	$549.0	$2,430.6	$255.0	$8,119.8
Year ended June 30, 2020
Revenues	$3,989.7	$341.6	$179.1	$18.7	$4,529.0
Assets	$3,783.2	$479.2	$500.6	$126.7	$4,889.8
Year ended June 30, 2019
Revenues	$3,913.8	$279.5	$148.5	$20.3	$4,362.2
Assets	$2,870.2	$504.8	$397.6	$108.1	$3,880.7

NOTE 21.    QUARTERLY FINANCIAL RESULTS (UNAUDITED)
Summarized quarterly results of operations for the fiscal years ended June 30, 2021 and 2020 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Total
	(in millions, except per share amounts)
Year ended June 30, 2021
Revenues	$1,017.4	$1,054.9	$1,389.8	$1,531.6	$4,993.7
Gross profit	230.3	248.5	429.2	514.9	1,423.0
Operating income	78.6	79.5	239.2	281.4	678.7
Earnings before income taxes	73.6	69.4	216.9	336.4	696.2
Net earnings	65.8	56.3	165.0	260.4	547.5
Basic EPS	$0.57	$0.49	$1.42	$2.24	$4.73
Diluted EPS	$0.56	$0.48	$1.40	$2.20	$4.65
Year ended June 30, 2020
Revenues	$948.6	$968.7	$1,249.9	$1,361.9	$4,529.0
Gross profit	221.1	187.7	377.4	477.7	1,263.9
Operating income	73.1	26.8	226.3	298.8	624.9
Earnings before income taxes	63.8	10.5	210.5	294.8	579.5
Net earnings	55.9	10.1	166.8	229.7	462.5
Basic EPS	$0.49	$0.09	$1.46	$2.00	$4.03
Diluted EPS	$0.48	$0.09	$1.43	$1.97	$3.95

NOTE 22.     SUBSEQUENT EVENTS
On August 11, 2021, the Company’s Board of Directors increased the Company’s quarterly cash dividend by $0.065 per share to $0.640 per share, an increase in the expected annual dividend amount from $2.30 to $2.56 per share. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors, and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.

*    *    *    *    *    *     *

Broadridge Financial Solutions, Inc.
Schedule II—Valuation and Qualifying Accounts
($ in millions)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Deductions	Balance at end of period
Fiscal year ended June 30, 2021:
Allowance for doubtful accounts	$9.8	$1.1	$—	$(1.6)	$9.3
Deferred tax valuation allowance	$6.7	$1.0	$2.7	$—	$10.5
Other receivables	$1.0	$—	$—	$—	$1.0
Fiscal year ended June 30, 2020:
Allowance for doubtful accounts	$2.6	$9.6	$—	$(2.4)	$9.8
Deferred tax valuation allowance	$3.3	$3.4	$—	$—	$6.7
Other receivables	$—	$1.0	$—	$—	$1.0
Fiscal year ended June 30, 2019:
Allowance for doubtful accounts	$2.7	$1.1	$—	$(1.2)	$2.6
Deferred tax valuation allowance	$3.8	$0.4	$—	$(0.8)	$3.3

Amounts may not sum due to rounding.

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
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer as of June 30, 2021, evaluated the effectiveness of our disclosure controls as defined in Rule 13a-15(e) under the Exchange Act. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2021 were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
Management has performed an assessment of the effectiveness of Broadridge’s internal control over financial reporting as of June 30, 2021 based upon criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management excluded from its assessment the internal control over financial reporting for its Itiviti acquisition which closed on May 12, 2021, and whose financial statements constitute 37% of total assets and 1% of total revenues of Broadridge’s consolidated financial statement amounts as of and for the year ended June 30, 2021. This business will be in scope for management’s assessment as of June 30, 2022. Based on this assessment, management determined that Broadridge’s internal control over financial reporting was effective as of June 30, 2021.
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

/s/ TIMOTHY C. GOKEY
Timothy C. Gokey
Chief Executive Officer

/s/ EDMUND REESE
Edmund Reese
Corporate Vice President, Chief Financial Officer
Lake Success, New York

August 12, 2021
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information

None.

PART III.
ITEM 10.    Directors, Executive Officers and Corporate Governance
We incorporate by reference the information responsive to this Item appearing in our definitive proxy statement to be filed within 120 days after the fiscal year ended June 30, 2021 (the “Proxy Statement”).
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
Date: August 12, 2021

BROADRIDGE FINANCIAL SOLUTIONS, INC.

By:	/s/ TIMOTHY C. GOKEY
Name:	Timothy C. Gokey
Title:	Chief Executive Officer
SIGNATURES AND POWERS OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Timothy C. Gokey and Edmund Reese, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign in any and all capacities (including, without limitation, the capacities listed below), any and all amendments to the Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and anything necessary to be done to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute, or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY C. GOKEY	Chief Executive Officer and Director (Principal Executive Officer)	August 12, 2021
Timothy C. Gokey

/s/ EDMUND REESE	Corporate Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	August 12, 2021
Edmund Reese

/s/ RICHARD J. DALY	Executive Chairman of the Board of Directors	August 12, 2021
Richard J. Daly

/S/ LESLIE A. BRUN	Lead Independent Director	August 12, 2021
Leslie A. Brun

/S/ PAMELA L. CARTER	Director	August 12, 2021
Pamela L. Carter

/S/ ROBERT N. DUELKS	Director	August 12, 2021
Robert N. Duelks

/S/ MELVIN L. FLOWERS	Director	August 12, 2021
Melvin L. Flowers

/S/ BRETT A. KELLER	Director	August 12, 2021
Brett A. Keller

/S/ MAURA A. MARKUS	Director	August 12, 2021
Maura A. Markus

	Director	August 12, 2021
Annette L. Nazareth

/S/ THOMAS J. PERNA	Director	August 12, 2021
Thomas J. Perna

/S/ ALAN J. WEBER	Director	August 12, 2021
Alan J. Weber

/S/ AMIT K. ZAVERY	Director	August 12, 2021
Amit K. Zavery

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)

1.1
Underwriting Agreement, dated as of May 6, 2021, among Broadridge Financial Solutions, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc., Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC, as representatives of the underwriters listed therein (incorporated by reference to Exhibit 1.1 of Form 8-K filed on May 17, 2021)

2.1
Share Purchase Agreement dated March 27, 2021, by and among Broadridge Financial Solutions, Inc., Broadridge Sweden Holdings AB, Cidron Delfi S.À R.L., Itiviti Invest V AB, Itiviti Intressenter AB and Individual MIP Sellers named therein (incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 29, 2021)

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

4.3	Form of Broadridge Financial Solutions, Inc. 3.400% Senior Note due 2026 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 27, 2016)

4.4
Fourth Supplemental Indenture dated as of December 9, 2019, by and between Broadridge Financial Solutions, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K filed on December 9, 2019)

4.5	Form of Broadridge Financial Solutions, Inc. 2.900% Senior Note due 2029 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on December 9, 2019)

4.6	Description of Securities

4.7
Fifth Supplemental Indenture dated as of May 17, 2021, by and between Broadridge Financial Solutions, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K filed on May 17, 2021)

4.8
Form of Broadridge Financial Solutions, Inc. 2.600% Senior Note due 2031 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on May 17, 2021, and is included in Exhibit 4.2 to Form 8-K filed on May 17, 2021)

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

Exhibit Number	Description of Exhibit (1)

10.6	Termination Amendment to the Change in Control Enhancement Agreement for Richard J. Daly (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 10, 2020)

10.7	Officer Severance Plan dated September 16, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2011)

10.8	Amended and Restated Supplemental Officers Retirement Plan (“SORP”) (incorporated by reference to Exhibit 10.27 to Form 10-K/A filed on October 27, 2010)

10.9	Amendment to the Broadridge Financial Solutions, Inc. SORP, effective February 2, 2017 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 10, 2017)

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

10.19
Amended and Restated Credit Agreement, dated as of April 23, 2021, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 23, 2021)

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

Exhibit Number	Description of Exhibit (1)
10.25	Amendment Number One to the Broadridge Financial Solutions, Inc. Officer Severance Plan (incorporated by reference to Exhibit 10.25 to Form 10-K filed on August 11, 2020)

10.26	Form of Stock Option Grant Award Agreement for U.S. Non-Employee Directors

10.27	Form of Deferred Stock Unit Award Agreement for U.S. Non-Employee Directors

10.28	Form of Restricted Stock Unit Grant Award Agreement (Performance-Based) for U.S. Corporate Officers

10.29	Form of Restricted Stock Unit Grant Award Agreement (Time-Based) for U.S. Corporate Officers

10.30	Form of Stock Option Grant Award Agreement (Performance-Based) for U.S. Corporate Officers

10.31	Clawback Policy (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 5, 2020)

10.32*
Warranty Deed dated March 27, 2021 by and between Broadridge Sweden Holdings AB and persons listed therein as Management Warrantors (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 29, 2021)

10.33*
Term Credit Agreement as of dated March 27, 2021, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 29, 2021)

14.1	Code of Business Conduct and Ethics

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

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

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Broadridge Financial Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of earnings for the fiscal years ended June 30, 2021, 2020 and 2019, (ii) consolidated statements of comprehensive income for the fiscal years ended June 30, 2021, 2020 and 2019, (iii) consolidated balance sheets as of June 30, 2021 and 2020, (iv) consolidated statements of cash flows for the fiscal years ended June 30, 2021, 2020 and 2019, (v) consolidated statements of stockholders’ equity for the fiscal years ended June 30, 2021, 2020 and 2019, and (vi) the notes to the Consolidated Financial Statements.
_________________
(1)The SEC File No. for the Company’s Form 8-K Reports referenced is 001-33220.
*Certain confidential information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.