Form 10-Q
period 2021-09-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2021-11-03
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 29, 2021, was 116,578,068 shares.

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 which was filed with the United States of America (“U.S.”) Securities and Exchange Commission (the “SEC”) on August 12, 2021 (the “2021 Annual Report”), for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and the 2021 Annual Report. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended September 30,
		2021	2020
Revenues	(Note 3)	$1,192.9	$1,017.4
Operating expenses:
Cost of revenues		914.1	787.1
Selling, general and administrative expenses		175.5	151.7
Total operating expenses		1,089.6	938.8
Operating income		103.3	78.6
Interest expense, net	(Note 5)	(22.6)	(14.4)
Other non-operating income (expenses), net		(2.4)	9.5
Earnings before income taxes		78.2	73.6
Provision for income taxes	(Note 13)	11.0	7.8
Net earnings		$67.2	$65.8

Basic earnings per share		$0.58	$0.57
Diluted earnings per share		$0.57	$0.56

Weighted-average shares outstanding:
Basic	(Note 4)	116.2	115.3
Diluted	(Note 4)	118.3	117.4

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2021	2020
Net earnings	$67.2	$65.8
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(70.8)	37.0
Pension and post-retirement liability adjustment, net of taxes of $(0.2) and $(0.2) for the three months ended September 30, 2021 and 2020, respectively	0.5	0.6
Cash flow hedge amortization, net of taxes of $(0.1) and $(0.0) for the three months ended September 30, 2021 and 2020, respectively	0.2	—
Total other comprehensive income (loss), net	(70.1)	37.6
Comprehensive income	$(2.9)	$103.4

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		September 30, 2021	June 30, 2021
Assets
Current assets:
Cash and cash equivalents		$316.7	$274.5
Accounts receivable, net of allowance for doubtful accounts of $6.4 and $9.3, respectively		730.0	820.3
Other current assets		164.4	166.4
Total current assets		1,211.1	1,261.3
Property, plant and equipment, net		167.2	177.2
Goodwill		3,677.3	3,720.1
Intangible assets, net		1,346.2	1,425.0
Deferred client conversion and start-up costs		870.8	773.7
Other non-current assets	(Note 8)	755.7	762.5
Total assets		$8,028.4	$8,119.8
Liabilities and Stockholders’ Equity
Current liabilities:
Payables and accrued expenses	(Note 9)	790.1	1,102.7
Contract liabilities		176.7	185.3
Total current liabilities		966.8	1,288.0
Long-term debt	(Note 10)	4,165.9	3,887.6
Deferred taxes		392.7	400.7
Contract liabilities		199.9	197.2
Other non-current liabilities	(Note 11)	549.2	537.2
Total liabilities		6,274.5	6,310.6
Commitments and contingencies	(Note 14)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 116.3 and 116.1 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,263.6	1,245.5
Retained earnings		2,576.6	2,583.8
Treasury stock, at cost: 38.1 and 38.3 shares, respectively		(2,027.0)	(2,030.9)
Accumulated other comprehensive income (loss)	(Note 15)	(60.9)	9.2
Total stockholders’ equity		1,753.8	1,809.1
Total liabilities and stockholders’ equity		$8,028.4	$8,119.8

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net earnings	$67.2	$65.8
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization	20.4	15.4
Amortization of acquired intangibles and purchased intellectual property	68.7	32.3
Amortization of other assets	30.9	26.3
Write-down of long-lived assets and related charges	—	31.7
Stock-based compensation expense	13.6	10.4
Deferred income taxes	(3.0)	4.7
Other	0.9	(16.1)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Decrease in Accounts receivable, net	96.6	101.1
Decrease (increase) in Other current assets	1.6	(22.2)
Decrease in Payables and accrued expenses	(324.7)	(220.6)
Decrease in Contract liabilities	(5.8)	(1.6)
Non-current assets and liabilities:
Increase in other non-current assets	(119.8)	(94.6)
Increase in other non-current liabilities	18.1	23.2
Net cash flows used in operating activities	(135.4)	(44.2)
Cash Flows From Investing Activities
Capital expenditures	(5.7)	(14.3)
Software purchases and capitalized internal use software	(10.2)	(9.7)
Proceeds from asset sales	—	18.0
Acquisitions, net of cash acquired	(13.3)	—
Other investing activities	(7.1)	(2.7)
Net cash flows used in investing activities	(36.4)	(8.7)
Cash Flows From Financing Activities
Debt proceeds	380.0	530.0
Debt repayments	(100.0)	(550.0)
Dividends paid	(66.8)	(62.2)
Purchases of Treasury stock	—	(0.8)
Proceeds from exercise of stock options	8.7	21.1
Other financing activities	(4.9)	(10.9)
Net cash flows provided by (used in) financing activities	217.0	(72.7)
Effect of exchange rate changes on Cash and cash equivalents	(3.1)	5.5
Net change in Cash and cash equivalents	42.2	(120.0)
Cash and cash equivalents, beginning of period	274.5	476.6
Cash and cash equivalents, end of period	$316.7	$356.6
Supplemental disclosure of cash flow information:
Cash payments made for interest	$4.8	$9.9
Cash payments made for income taxes, net of refunds	$45.6	$45.8
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$10.2	$6.4
Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2021	154.5	$1.6	$1,245.5	$2,583.8	$(2,030.9)	$9.2	$1,809.1
Comprehensive income (loss)	—	—	—	67.2	—	(70.1)	(2.9)
Stock option exercises	—	—	8.7	—	—	—	8.7
Stock-based compensation	—	—	13.4	—	—	—	13.4
Treasury stock acquired (0.0 shares)	—	—	—	—	—	—	—
Treasury stock reissued (0.2 shares)	—	—	(3.9)	—	3.9	—	—
Common stock dividends ($0.640 per share)	—	—	—	(74.4)	—	—	(74.4)
Balances, September 30, 2021	154.5	$1.6	$1,263.6	$2,576.6	$(2,027.0)	$(60.9)	$1,753.8

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2020	154.5	$1.6	$1,178.5	$2,302.6	$(2,035.7)	$(100.4)	$1,346.5
Comprehensive income (loss)	—	—	—	65.8	—	37.6	103.4
Stock option exercises	—	—	20.7	—	—	—	20.7
Stock-based compensation	—	—	10.3	—	—	—	10.3
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(0.8)	—	(0.8)
Treasury stock reissued (0.5 shares)	—	—	(11.0)	—	11.0	—	—
Common stock dividends ($0.575 per share)	—	—	—	(66.4)	—	—	(66.4)
Balances, September 30, 2020	154.5	$1.6	$1,198.5	$2,302.1	$(2,025.5)	$(62.9)	$1,413.8

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
The Company operates in two reportable segments: Investor Communication Solutions (“ICS”) and Global Technology and Operations (“GTO”).
•Investor Communication Solutions—Broadridge provides the following governance and communications solutions through its Investor Communication Solutions business segment: Regulatory Solutions, Data-Driven Fund Solutions, Corporate Issuer Solutions, and Customer Communications Solutions.
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
•Global Technology and Operations — Broadridge is a leading global provider of business solutions for capital markets, and wealth and investment management firms. Broadridge offers advanced solutions that automate firms’ transaction lifecycle, from desktop productivity tools, data aggregation, performance reporting, and portfolio management to order capture and execution, trade confirmation, margin, cash management, clearance and settlement, asset servicing, reference data management, reconciliations, securities financing and collateral optimization, compliance and regulatory reporting, and portfolio accounting and custody-related services. In addition, Broadridge provides business process outsourcing services that support the entire trade lifecycle operations of its buy- and sell-side clients’ businesses through a combination of its technology and operations expertise.

For capital markets firms, Broadridge helps its clients lower their costs and improve the effectiveness of their businesses across the front, middle and back office. Broadridge’s core post-trade services help financial institutions efficiently and cost-effectively consolidate their books and records, gather and service assets under management and manage risk, thereby enabling them to focus on their core business activities. Provided on a software as a service (“SaaS”) basis within large user communities, Broadridge’s technology is a global solution, processing clearance and settlement in over 100 countries. Broadridge’s multi-asset, multi-market, multi-entity and multi-currency solutions support real-time global trade processing of equity, fixed income, mutual fund, foreign exchange, and exchange-traded derivatives. With the recent acquisition of Itiviti Holding AB (“Itiviti”), Broadridge has strengthened its capabilities with a set of front-office trade order and execution management solutions, connectivity and network offerings which will integrate with its existing middle and back-office solutions.
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
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with SEC requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed on August 12, 2021 with the SEC. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at September 30, 2021 and June 30, 2021, the results of its operations for the three months ended September 30, 2021 and 2020, its cash flows for the three months ended September 30, 2021 and 2020, and its changes in stockholders’ equity for the three months ended September 30, 2021 and 2020. Certain prior period amounts have been reclassified to conform to the current year presentation where applicable.
Beginning with the first quarter of fiscal year 2022, the Company revised the foreign exchange rates used to present segment revenues and segment earnings (loss) before income taxes to further allocate the foreign exchange impact to the individual segment revenue and profit metrics. The presentation of segment revenues and earnings (loss) before income taxes for the prior periods provided in this Form 10-Q has been changed to conform to the current period presentation. Total consolidated revenues and earnings before income taxes were not impacted. Please refer to Note 3, “Revenue Recognition” and Note 16, “Interim Financial Data by Segment.”
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

	Three Months Ended September 30,

	2021	2020
	(in millions)
Investor Communication Solutions
Regulatory	$165.5	$134.8
Data-driven fund solutions	83.3	79.0
Issuer	20.6	17.7
Customer communications	140.9	137.7
Total ICS Recurring fee revenues	410.3	369.2

Equity and other	27.6	18.1
Mutual funds	48.8	27.1
Total ICS Event-driven fee revenues	76.3	45.2

Distribution revenues	366.9	331.2

Total ICS Revenues	$853.5	$745.6

Global Technology and Operations
Capital markets	$209.4	$156.3
Wealth and investment management	131.2	124.1
Total GTO Recurring fee revenues	340.6	280.4

Foreign currency exchange	(1.2)	(8.6)

Total Revenues	$1,192.9	$1,017.4

Revenues by Type
Recurring fee revenues	$750.8	$649.6
Event-driven fee revenues	76.3	45.2
Distribution revenues	366.9	331.2
Foreign currency exchange	(1.2)	(8.6)
Total Revenues	$1,192.9	$1,017.4

Contract Balances
The following table provides information about contract assets and liabilities:

	September 30, 2021	June 30, 2021
	(in millions)
Contract assets	$87.1	$89.8
Contract liabilities	$376.6	$382.5
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
During the three months ended September 30, 2021, contract liabilities decreased due to the timing of client payments in relation to the timing of revenue recognized. The Company recognized $117.0 million of revenue during the three months ended September 30, 2021 that was included in the contract liability balance as of June 30, 2021.

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
The computation of diluted EPS excluded 0.3 million options to purchase Broadridge common stock for the three months ended September 30, 2021, and less than 0.1 million options to purchase Broadridge common stock for the three months ended September 30, 2020, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months Ended September 30,
	2021	2020
	(in millions)
Weighted-average shares outstanding:
Basic	116.2	115.3
Common stock equivalents	2.1	2.1
Diluted	118.3	117.4

NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended September 30,
	2021	2020
	(in millions)
Interest expense on borrowings	$(23.0)	$(15.0)
Interest income	0.3	0.6
Interest expense, net	$(22.6)	$(14.4)

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
During the three months ended September 30, 2021, there were no material acquisitions.
The Company is providing unaudited pro forma supplemental information for the acquisition of Itiviti as the acquisition was material to the Company’s operating results. Unaudited pro forma supplemental financial information for all acquisitions, excluding Itiviti, is not provided as the impact of these acquisitions on the Company’s operating results, financial position or cash flows was not material for any acquisition individually.

Fiscal Year 2021 Acquisitions:

BUSINESS COMBINATIONS

Financial information on each transaction is as follows:

	Itiviti	Advisor-Stream	Total
	(in millions)
Cash payments, net of cash acquired	$2,580.4	$23.2	$2,603.6
Deferred payments, net	0.0	2.9	2.9
Contingent consideration liability	0.0	8.5	8.5
Aggregate purchase price	$2,580.4	$34.6	$2,615.0

Net tangible assets acquired / (liabilities assumed)	$(256.8)	$(3.3)	$(260.0)
Goodwill	1,932.6	27.3	1,959.9
Intangible assets	904.6	10.5	915.1
Aggregate purchase price	$2,580.4	$34.6	$2,615.0
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

The following summarizes the allocation of purchase price for the Itiviti acquisition (in millions):

Itiviti

Accounts receivable	$39.6
Other current assets	14.1
Property, plant and equipment	9.4
Intangible assets	904.6
Goodwill	1,932.6
Other non-current assets	28.7
Payables and accrued expenses	(45.8)
Current contract liabilities	(58.1)
Deferred taxes	(211.6)
Other long term liabilities	(33.2)
Consideration paid, net of cash acquired	$2,580.4
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
The following tables set forth the Company’s financial assets and liabilities at September 30, 2021 and June 30, 2021, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (a)	$—	$—	$—	$—
Other current assets:
Securities	0.6	—	—	0.6
Derivative asset	—	—	—	—
Other non-current assets:
Securities	127.6	—	—	127.6
Total assets as of September 30, 2021	$128.2	$—	$—	$128.2
Liabilities:
Contingent consideration obligations	—	—	19.0	19.0
Derivative liability	—	—	—	—
Total liabilities as of September 30, 2021	$—	$—	$19.0	$19.0

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (a)	$—	$—	$—	$—
Other current assets:
Securities	0.7	—	—	0.7
Other non-current assets:
Securities	120.6	—	—	120.6
Total assets as of June 30, 2021	$121.2	$—	$—	$121.2
Liabilities:
Contingent consideration obligations	—	—	23.2	23.2
Total liabilities as of June 30, 2021	$—	$—	$23.2	$23.2
_________
(a)Money market funds include money market deposit account balances of zero and less than $0.1 million as of September 30, 2021 and June 30, 2021, respectively.
In addition, the Company has non-marketable securities with a carrying amount of $37.8 million and $37.5 million as of September 30, 2021 and June 30, 2021, respectively, that are classified as Level 2 financial assets and included as part of Other non-current assets on the Condensed Consolidated Balance Sheets.
The following table sets forth an analysis of changes during the three months ended September 30, 2021 and 2020, respectively, in Level 3 financial liabilities of the Company:

	Three Months Ended September 30,
	2021	2020
	(in millions)
Beginning balance	$23.2	$33.1
Net increase (decrease) in contingent consideration liability	1.1	—
Foreign currency impact on contingent consideration liability	(0.5)	1.4
Payments	(4.9)	(10.7)
Ending balance	$19.0	$23.7
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.

NOTE 8. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	September 30, 2021	June 30, 2021
	(in millions)
ROU assets (a)	$255.2	$262.0
Long-term investments	203.3	194.0
Deferred sales commissions costs	105.0	108.6
Contract assets (b)	87.1	89.8
Long-term broker fees	46.9	48.7
Deferred data center costs (c)	21.9	24.3
Other	36.4	35.0
Total	$755.7	$762.5
_________
(a) ROU assets represent the Company’s right to use an underlying asset for the lease term.
(b) Contract assets result from revenue already recognized but not yet invoiced, including certain future amounts to be collected under software term licenses and certain other client contracts.
(c) Represents deferred data center costs associated with the Company’s information technology services agreements, please refer to Note 14, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses during the three months ended September 30, 2021 and 2020, were $23.3 million and $18.7 million, respectively.
NOTE 9. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	September 30, 2021	June 30, 2021
	(in millions)
Accounts payable	$156.9	$248.9
Employee compensation and benefits	178.7	343.7
Accrued broker fees	89.0	136.0
Accrued dividend payable	74.4	66.8
Business process outsourcing administration fees	69.6	66.1
Customer deposits	48.8	55.5
Operating lease liabilities	40.4	40.2
Accrued taxes	27.8	42.6
Other	104.3	102.9
Total	$790.1	$1,102.7

NOTE 10. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at September 30, 2021	Carrying value at September 30, 2021	Carrying value at June 30, 2021	Unused Available Capacity	Fair Value at September 30, 2021
			(in millions)
Long-term debt, excluding current portion
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$300.0	$300.0	$20.0	$800.0	$300.0
Multicurrency tranche	April 2026	91.4	91.4	94.4	308.6	91.4
Total Revolving Credit Facility		391.4	391.4	114.4	1,108.6	391.4

Fiscal 2021 Term Loans	May 2024	1,550.0	1,544.0	1,543.4	—	1,550.0

Fiscal 2016 Senior Notes	June 2026	500.0	496.9	496.7	—	545.9
Fiscal 2020 Senior Notes	December 2029	750.0	742.7	742.5	—	787.7
Fiscal 2021 Senior Notes	May 2031	1,000.0	990.8	990.6	—	1,019.3
Total Senior Notes		2,250.0	2,230.4	2,229.8	—	2,352.9

Total debt		$4,191.4	$4,165.9	$3,887.6	$1,108.6	$4,294.4
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2022	2023	2024	2025	2026	Thereafter	Total
(in millions)	$—	$—	$1,550.0	$—	$891.4	$1,750.0	$4,191.4

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
The weighted-average interest rate on the Revolving Credit Facilities was 1.19% for the three months ended September 30, 2021 and 1.22% for the three months ended September 30, 2020. The fair value of the variable-rate Fiscal 2021 Revolving Credit Facility borrowings at September 30, 2021 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Under the Fiscal 2021 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Yen, and Swedish Kronor initially bear interest at LIBOR, CDOR, EURIBOR, TIBOR and STIBOR, respectively, plus 1.015% per annum (subject to step-ups to 1.175% and step-downs to 0.805% based on ratings) and revolving loans denominated in Sterling initially bear interest at SONIA plus 1.0476% per annum (subject to step-ups to 1.2076% and step-downs to 0.8376% based on ratings). The Fiscal 2021 Revolving Credit Facility also has an annual facility fee equal to 11.0 basis points on the entire facility (subject to step-ups to 20.0 basis points and step-downs to 7.0 basis points based on ratings). The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2021 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2021 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At September 30, 2021, the Company is in compliance with all covenants of the Fiscal 2021 Revolving Credit Facility.

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

The Company may voluntarily prepay, in whole or in part and without premium or penalty. In the event of receipt of cash proceeds by the Company or its subsidiaries from certain incurrences of indebtedness, certain equity issuances, and certain sales, transfers or other dispositions of assets, the Company will be required to prepay outstanding Loans, subject to certain limitations and qualifications as set forth in the Term Credit Agreement. The Term Credit Agreement is subject to certain covenants, including a leverage ratio. At September 30, 2021, the Company is in compliance with all covenants of the Fiscal 2021 Term Loans.
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At September 30, 2021, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at September 30, 2021 and June 30, 2021 was $545.9 million and $549.0 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At September 30, 2021, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at September 30, 2021 and June 30, 2021 was $787.7 million and $791.3 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2021 Senior Notes: In May 2021, the Company completed an offering of $1.0 billion in aggregate principal amount of senior notes (the “Fiscal 2021 Senior Notes”). The Fiscal 2021 Senior Notes will mature on May 1, 2031 and bear interest at a rate of 2.60% per annum. Interest on the Fiscal 2021 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Fiscal 2021 Senior Notes were issued at a price of 99.957% (effective yield to maturity of 2.605%). The indenture governing the Fiscal 2021 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At September 30, 2021, the Company is in compliance with the covenants of the indenture governing the Fiscal 2021 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2021 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2021 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2021 Senior Notes at September 30, 2021 and June 30, 2021 was $1.02 billion and $1.02 billion, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

The Fiscal 2021 Revolving Credit Facility, Fiscal 2021 Term Loans, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of September 30, 2021 and June 30, 2021, respectively, there were no outstanding borrowings under these lines of credit.
NOTE 11. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	September 30, 2021	June 30, 2021
	(in millions)
Operating lease liabilities	$260.0	$263.1
Post-employment retirement obligations	172.2	162.8
Non-current income taxes	48.6	48.2
Acquisition related contingencies	16.0	15.1
Other	52.4	48.0
Total	$549.2	$537.2

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
The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The Broadridge SORP and SERP are nonqualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $62.3 million at September 30, 2021 and $62.6 million at June 30, 2021 and are included in Other non-current assets in the accompanying Condensed Consolidated Balance Sheets. The SORP and the SERP had a total benefit obligation of $66.7 million at September 30, 2021 and $65.9 million at June 30, 2021 and are included in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 12. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended September 30, 2021 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2021	3,203,682	$88.33	761,337	$117.07	247,580	$126.29
Granted	—	—	49,167	172.25	—	—
Exercise of stock options (a)	(169,792)	51.36	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—
Expired/forfeited	(11,374)	111.47	(12,128)	127.62	(23,731)	78.58
Balances at September 30, 2021 (b),(c)	3,022,516	$90.32	798,376	$120.31	223,849	$131.34

(a)Stock options exercised during the period of July 1, 2021 through September 30, 2021 had an aggregate intrinsic value of $20.3 million.
(b)As of September 30, 2021, the Company’s outstanding vested and currently exercisable stock options using the September 30, 2021 closing stock price of $166.64 (approximately 1.6 million shares) had an aggregate intrinsic value of $150.2 million with a weighted-average exercise price of $70.95 and a weighted-average remaining contractual life of 5.0 years. The total of all stock options outstanding as of September 30, 2021 have a weighted-average remaining contractual life of 6.2 years.
(c)As of September 30, 2021, time-based restricted stock units and performance-based restricted stock units expected to vest using the September 30, 2021 closing stock price of $166.64 (approximately 0.8 million and 0.2 million shares, respectively) had an aggregate intrinsic value of $127.3 million and $35.3 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.
The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $13.6 million and $10.4 million, as well as related expected tax benefits of $3.1 million and $2.3 million were recognized for the three months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $9.8 million and $50.2 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.7 years and 1.4 years, respectively.
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
NOTE 13. INCOME TAXES

	Three Months Ended September 30,
	2021	2020
	(in millions)
Provision for income taxes	$11.0	$7.8
Effective tax rate	14.1%	10.6%
Excess tax benefits	$4.3	$9.3

The increase in the effective tax rate for the three months ended September 30, 2021 was driven by lower total discrete tax items, inclusive of the excess tax benefits related to equity compensation, compared to the prior year period.

NOTE 14. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022, but a two-year extension was signed in March 2015, amending the expiration date to June 30, 2024. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. On July 28, 2021, the Company entered into a novation agreement with IBM (the “U.S. Novation Agreement”) pursuant to which IBM novated the Amended IT Services Agreement to Kyndryl, Inc., an entity formed in connection with IBM’s planned spin-off of its managed infrastructure services business (“Kyndryl”), effective September 1, 2021. Fixed minimum commitments remaining under the Amended IT Services Agreement at September 30, 2021 are $189.3 million through fiscal year 2027, the final year of the Amended IT Services Agreement.

In December 2019, the Company and IBM entered into an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and such transferred employees are expected to continue providing services to the Company on behalf of IBM under the Private Cloud Agreement. Pursuant to the Private Cloud Agreement, the Company agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide to IBM. The transfer of the Hardware and Maintenance Contracts to IBM closed on September 30, 2020 for a selling price of $18.0 million. On July 28, 2021, IBM novated the Private Cloud Agreement to Kyndryl, effective September 1, 2021, pursuant to the U.S. Novation Agreement. Fixed minimum commitments remaining under the Private Cloud Agreement at September 30, 2021 are $192.3 million through March 31, 2030, the final year of the contract.

In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premises solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. On August 19, 2021, the Company entered into a novation agreement with IBM UK pursuant to which IBM UK novated the EU IT Services Agreement to Kyndryl UK Limited, effective September 1, 2021. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at September 30, 2021 are $29.5 million through fiscal year 2029, the final year of the contract.

Investments
The Company has an equity method investment that is a variable interest in a variable interest entity, the Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to this unconsolidated investment totaled $31.3 million as of September 30, 2021, which represents the carrying value of the Company's investment and is recorded in Other non-current assets in the Company’s Condensed Consolidated Balance Sheets.
In addition, as of September 30, 2021, the Company also has a future commitment to fund $1.7 million to one of the Company’s other investees.

Software License Agreements
The Company has incurred the following expenses under software license agreements:

	Three Months Ended September 30,
	2021	2020
	(in millions)
Software License Agreements	$30.9	$18.2
Fixed Operating Lease Cost
Fixed operating lease cost for the three months ending September 30, 2021 and September 30, 2020 are as follows:

	Three Months Ended September 30,
	2021	2020
	(in millions)
Fixed Operating Lease Cost	$11.3	$24.4
Other
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company was not a party to any outstanding derivative financial instruments at September 30, 2021 and June 30, 2021. In March 2021, the Company entered into a derivative instrument designed to mitigate the Company’s exposure to the impact of changes in interest rates on the Fiscal 2021 Senior Notes.
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
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect subsidiary, which is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At September 30, 2021, BBPO was in compliance with this net capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires BBPO to maintain a minimum net capital amount. At September 30, 2021, BBPO was in compliance with this net capital requirement.

In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At September 30, 2021, Matrix Trust Company was in compliance with its capital requirements.
NOTE 15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three months ended September 30, 2021, and 2020, respectively:

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2021	$32.9	$(15.4)	$(8.2)	$9.2
Other comprehensive income/(loss) before reclassifications	(70.8)	—	—	(70.8)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.5	0.2	0.7
Balances at September 30, 2021	$(37.9)	$(14.9)	$(8.1)	$(60.9)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2020	$(84.7)	$(15.7)	$—	$(100.4)
Other comprehensive income/(loss) before reclassifications	37.0	—	—	37.0
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.6	—	0.6
Balances at September 30, 2020	$(47.7)	$(15.1)	$—	$(62.9)

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

Segment results:

	Revenues
	Three Months Ended September 30,
	2021	2020
	(in millions)
Investor Communication Solutions	$853.5	$745.6
Global Technology and Operations	340.6	280.4
Foreign currency exchange	(1.2)	(8.6)
Total	$1,192.9	$1,017.4

	Earnings (Loss) before Income Taxes
	Three Months Ended September 30,
	2021	2020
	(in millions)
Investor Communication Solutions	$82.4	$52.4
Global Technology and Operations	18.7	69.9
Other	(21.5)	(45.9)
Foreign currency exchange	(1.4)	(2.8)
Total	$78.2	$73.6

The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended September 30,

	2021	2020
	(in millions)
Investor Communication Solutions	$20.9	$22.2
Global Technology and Operations	48.4	10.7
Other	—	0.4
Foreign currency exchange	(0.6)	(1.0)
Total	$68.7	$32.3

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
Beginning with the first quarter of fiscal year 2022, the Company revised the foreign exchange rates used to present segment revenues, segment earnings (loss) before income taxes, and Closed sales, to further allocate the foreign exchange impact to the individual segment revenue and profit metrics. The presentation of segment revenues and earnings (loss) before income taxes for the prior periods provided has been changed to conform to the current period presentation. Total consolidated revenues and earnings before income taxes were not impacted.
The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2021 in the 2021 Annual Report.

Critical Accounting Policies
In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Management continually evaluates the accounting policies and estimates used to prepare the Condensed Consolidated Financial Statements. The estimates, by their nature, are based on judgment, available information, and historical experience and are believed to be reasonable. However, actual amounts and results could differ from these estimates made by management. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. The results of operations reported for the periods presented are not necessarily indicative of the results of operations for subsequent periods. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in the “Critical Accounting Policies” section of Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Annual Report.
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
The key performance indicators for the three months ended September 30, 2021, and 2020, are as follows:

	Select Operating Metrics

	Three Months Ended September 30,
	2021	2020

Record Growth
Equity proxy	39%	16%
Mutual fund interims	9%	6%

Internal Trade Growth	2%	12%

Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the three months ended September 30, 2021, mutual fund proxy fee revenues were 169% greater compared to the three months ended September 30, 2020. During fiscal year 2021, mutual fund proxy fee revenues were 17% greater than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For the fiscal year ending June 30, 2022 and for the fiscal year ended June 30, 2021, we reported Closed sales net of a 5.0% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
Closed sales for the three months ended September 30, 2021 were $29.8 million, a decrease of $2.0 million or 6%, compared to $31.8 million for the three months ended September 30, 2020. Closed sales for the three months ended September 30, 2021 are net of an allowance adjustment of $1.6 million.
Recent Developments
In March 2020, the World Health Organization declared the outbreak of Covid-19 as a pandemic, which continues to persist throughout the world including the U.S., India, Canada, Europe and other locations where we operate. To date, the Covid-19 pandemic has negatively impacted the global economy, created significant financial market volatility, disrupted global supply chains, and resulted in a significant number of deaths and infections worldwide. In response, several countries worldwide have enacted fiscal stimulus packages while central banks have increased monetary stimulus, both designed to help mitigate the negative macroeconomic effects of Covid-19. In addition, several national, state and local governments continue to place restrictions on people from gathering in groups or interacting within a certain physical distance (i.e. social distancing) and they may also continue to place restrictions on businesses, limit operations or mandate that people stay at home.

The safety and well-being of our associates and our ability to fulfill our client service commitments are our highest priorities. After addressing the initial surge of the Covid-19 pandemic, we are now focused on running our business effectively in the new work from home paradigm while preparing for a more flexible workplace model in the future. Accordingly, the Company has taken several measures designed to protect the health of our employees and to minimize our operational disruption and resulting provision of services to our clients from the Covid-19 pandemic, including adopting masking, social distancing and cleaning measures in our production facilities. We have actively promoted vaccination by providing our associates with paid time off to get vaccinated and offer Covid-19 vaccines at our on-site medical clinic in Long Island, New York.
In fiscal year 2022 to date, there has not been a material impact as a result of Covid-19 on our consolidated revenues and pre-tax income. In addition, all of our production-related facilities remain operational and are continuing to provide ongoing services to our clients. Further, we have not experienced any significant supply-chain issues as our critical vendors have also remained operational and continue to meet their on-going service level requirements. We continue to engage with our clients to assist with their service demands, including our clients’ needs for any supplemental operational services and/or changes to existing service requirements in response to the Covid-19 pandemic.
Notwithstanding the foregoing, we are unable to precisely predict the impact that Covid-19 will have in the future due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our clients, and other factors identified in Part I, Item 1A. “Risk Factors” in our 2021 Annual Report. Given these uncertainties, Covid-19 could disrupt the business of certain of our clients, decrease our clients’ demand for our services, impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our consolidated results of operations and/or our financial condition in the future. We will continue to closely monitor and evaluate the nature and extent of the impact of Covid-19 to our business, consolidated results of operations, and financial condition.
On August 5, 2020, the SEC proposed modifications to the mutual fund and exchange-traded fund disclosure framework (the “Proposal”). The Proposal would allow fund companies to send investors streamlined and tailored annual and semi-annual shareholder reports instead of long-form shareholder reports. The Proposal also would replace the need for funds to distribute an annual prospectus to existing shareholders with instead sending timely communication of material changes via supplemental communications. Adoption and implementation of the Proposal as proposed could have an impact on our services, business and financial results. We will closely monitor and evaluate the progress of the Proposal and its potential impact on our business. Please see our “Risk Factors” in Part I, Item 1A. of our 2021 Annual Report for more information.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended September 30, 2021 and 2020, and the dollar and percentage changes between periods:

	Three Months Ended September 30,
			Change
	2021	2020	$	%
	(in millions, except per share amounts)
Revenues	$1,192.9	$1,017.4	$175.5	17
Cost of revenues	914.1	787.1	127.0	16
Selling, general and administrative expenses	175.5	151.7	23.8	16
Total operating expenses	1,089.6	938.8	150.8	16

Operating income	103.3	78.6	24.7	31
Margin	8.7%	7.7%
Interest expense, net	(22.6)	(14.4)	(8.2)	57
Other non-operating income (expenses), net	(2.4)	9.5	(11.9)	(125)
Earnings before income taxes	78.2	73.6	4.6	6
Provision for income taxes	11.0	7.8	3.2	41
Effective tax rate	14.1%	10.6%
Net earnings	$67.2	$65.8	$1.4	2
Basic earnings per share	$0.58	$0.57	$0.01	2
Diluted earnings per share	$0.57	$0.56	$0.01	2

Weighted average shares outstanding:
Basic	116.2	115.3
Diluted	118.3	117.4

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended September 30, 2021 and 2020, and the dollar and percentage changes between periods:

	Three Months Ended September 30,
			Change
	2021	2020	$	%
	($ in millions)
Recurring fee revenues	$750.8	$649.6	$101.3	16
Event-driven fee revenues	76.3	45.2	31.2	69
Distribution revenues	366.9	331.2	35.7	11
Foreign currency exchange	(1.2)	(8.6)	7.4	(86)
Total	$1,192.9	$1,017.4	$175.5	17

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	5pts	2pts	9pts	16%

Revenues increased $175.5 million, or 17%, to $1,192.9 million from $1,017.4 million.
•Recurring fee revenues increased $101.3 million driven by 5 pts of growth from onboarding of new business and 2 pts from internal growth driven by our ICS business. Growth from acquisitions was 9 pts, most notably from our recent Itiviti acquisition which closed in May 2021.
•Event-driven fee revenues increased $31.2 million primarily due to increased mutual fund proxy activity.
•Distribution revenues increased $35.7 million primarily due to the increase in customer communication mailings and event-driven activity.

Total operating expenses. Operating expenses increased $150.8 million, or 16%, to $1,089.6 million from $938.8 million as a result of an increase in both cost of revenues and selling, general and administrative expenses:
•Cost of revenues - The increase of $127.0 million in cost of revenues primarily reflects (i) higher operating costs from acquisitions including amortization expense from acquired intangible assets, (ii) higher distribution expenses, and (iii) higher labor related expenses, partially offset by (iv) the absence of the real estate realignment charge that occurred in the prior year period.
•Selling, general and administrative expenses - The increase of $23.8 million in selling, general, and administrative expenses primarily reflects the impact of acquisitions.
Interest expense, net. Interest expense, net was $22.6 million, an increase of $8.2 million, from $14.4 million for the three months ended September 30, 2020. The increase of $8.2 million was primarily due to an increase in higher average debt outstanding.
Other non-operating income (expenses), net. Other non-operating expense, net for the three months ended September 30, 2021 was $2.4 million, compared to other non-operating income, net of $9.5 million for the three months ended September 30, 2020. The increased expense of $11.9 million was primarily due to higher gains on investments in the prior year period.
Provision for income taxes.
•Effective tax rate for the three months ended September 30, 2021: 14.1%
•Effective tax rate for the three months ended September 30, 2020: 10.6%

The increase in the effective tax rate for the three months ended September 30, 2021 was driven by lower total discrete tax items, inclusive of the excess tax benefits related to equity compensation, compared to the prior year period.

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
Revenues

	Three Months Ended September 30,
			Change
	2021	2020	$	%
	($ in millions)
Investor Communication Solutions	$853.5	$745.6	$108.0	14
Global Technology and Operations	340.6	280.4	60.2	21
Foreign currency exchange	(1.2)	(8.6)	7.4	(86)
Total	$1,192.9	$1,017.4	$175.5	17

Earnings Before Income Taxes

	Three Months Ended September 30,
			Change
	2021	2020	$	%
	($ in millions)
Investor Communication Solutions	$82.4	$52.4	$30.0	57
Global Technology and Operations	18.7	69.9	(51.2)	(73)
Other	(21.5)	(45.9)	24.4	(53)
Foreign currency exchange	(1.4)	(2.8)	1.4	(50)
Total	$78.2	$73.6	$4.6	6

The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended September 30,
			Change
	2021	2020	$	%
	($ in millions)
Investor Communication Solutions	$20.9	$22.2	$(1.4)	(6)
Global Technology and Operations	48.4	10.7	37.7	NM
Other	—	0.4	(0.4)	(100)
Foreign currency exchange	(0.6)	(1.0)	0.4	(40)
Total	$68.7	$32.3	$36.4	113

NM - Not meaningful

Investor Communication Solutions
Revenues for the three months ended September 30, 2021 increased $108.0 million to $853.5 million from $745.6 million, and earnings before income taxes increased $30.0 million to $82.4 million from $52.4 million.

	Three Months Ended September 30,
			Change
	2021	2020	$	%
	($ in millions)
Revenues
Recurring fee revenues	$410.3	$369.2	$41.1	11
Event-driven fee revenues	76.3	45.2	31.2	69
Distribution revenues	366.9	331.2	35.7	11
Total	$853.5	$745.6	$108.0	14

Earnings Before Income Taxes
Earnings before income taxes	$82.4	$52.4	$30.0	57
Pre-tax Margin	9.7%	7.0%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	6pts	5pts	0pts	11%
For the three months ended September 30, 2021:
•Recurring fee revenues grew 11% driven primarily by Net New Business and Internal Growth. Internal Growth benefited from higher volume of mutual fund and exchange-traded fund communications and equity proxy.
•Event-driven fee revenues grew 69% primarily due to increased mutual fund proxy activity.
•Higher distribution revenues resulted primarily due to an increase in customer communication mailings and event-driven activity.
•The earnings increase was primarily due to the increase in recurring and event-driven fee revenues. Pre-tax margins increased by 2.7 percentage points to 9.7% from 7.0%. Amortization expense from acquired intangibles decreased by $1.4 million to $20.9 million in the first quarter of fiscal year 2022 from $22.2 million in the prior period.

Global Technology and Operations
Revenues for the three months ended September 30, 2021 increased $60.2 million to $340.6 million from $280.4 million, and earnings before income taxes decreased $51.2 million to $18.7 million from $69.9 million.

	Three Months Ended September 30,
			Change
	2021	2020	$	%
	($ in millions)
Revenues
Recurring fee revenues	$340.6	$280.4	$60.2	21

Earnings Before Income Taxes
Earnings before income taxes	$18.7	$69.9	$(51.2)	(73)
Pre-tax Margin	5.5%	24.9%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	3pts	(2)pts	20pts	21%

For the three months ended September 30, 2021:
•Recurring fee revenues grew 21% driven primarily by 20pts of growth from recent acquisitions including 19pts from the Itiviti acquisition.
•The earnings decrease was driven by increased amortization of acquired intangibles and increased expenditures to implement and support new business. Pre-tax margins decreased by 19.4 percentage points to 5.5% from 24.9%. Amortization expense from acquired intangibles increased by $37.7 million to $48.4 million in the first quarter of fiscal year 2022 from $10.7 million in the prior year period primarily as a result of the Itiviti acquisition.
Other
Loss before income taxes was $21.5 million for the three months ended September 30, 2021, a decrease of $24.4 million compared to $45.9 million for the three months ended September 30, 2020.
•The decreased loss before income taxes was primarily due to (i) the absence of the real estate realignment charge that occurred in the prior year period in which the Company recorded lease and other facility exit costs of $28.6 million, partially offset by (ii) higher interest expense due to an increase in average debt outstanding.
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

Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Three Months Ended September 30,
	2021	2020
	(in millions)
Operating income (GAAP)	$103.3	$78.6
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	68.7	32.3
Acquisition and Integration Costs	2.9	1.7
Real Estate Realignment and Covid-19 Related Expenses	1.8	31.9
Software Charge	—	6.0
Adjusted Operating income (Non-GAAP)	$176.7	$150.6
Operating income margin (GAAP)	8.7%	7.7%
Adjusted Operating income margin (Non-GAAP)	14.8%	14.8%

	Three Months Ended September 30,
	2021	2020
	(in millions)
Net earnings (GAAP)	$67.2	$65.8
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	68.7	32.3
Acquisition and Integration Costs	2.9	1.7
Real Estate Realignment and Covid-19 Related Expenses	1.8	31.9
Investment Gain	—	(8.7)
Software Charge	—	6.0
Subtotal of adjustments	73.4	63.3
Tax impact of adjustments (a)	(14.4)	(14.6)
Adjusted Net earnings (Non-GAAP)	$126.3	$114.5

	Three Months Ended September 30,
	2021	2020
Diluted earnings per share (GAAP)	$0.57	$0.56
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.58	0.28
Acquisition and Integration Costs	0.02	0.01
Real Estate Realignment and Covid-19 Related Expenses	0.02	0.27
Investment Gain	—	(0.07)
Software Charge	—	0.05
Subtotal of adjustments	0.62	0.54
Tax impact of adjustments (a)	(0.12)	(0.12)
Adjusted earnings per share (Non-GAAP)	$1.07	$0.98
(a) Calculated using the GAAP effective tax rate, adjusted to exclude $4.3 million of excess tax benefits associated with stock-based compensation for the three months ended September 30, 2021, and $9.3 million of excess tax benefits associated with stock-based compensation for the three months ended September 30, 2020. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Three Months Ended September 30,
	2021	2020
	(in millions)
Net cash flows used in operating activities (GAAP)	$(135.4)	$(44.2)
Capital expenditures and Software purchases and capitalized internal use software	(15.9)	(23.9)
Proceeds from asset sales	—	18.0
Free cash flow (Non-GAAP)	$(151.4)	$(50.2)

Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	September 30, 2021	June 30, 2021
	(in millions)
Cash and cash equivalents:
Domestic cash	$93.7	$40.9
Cash held by foreign subsidiaries	146.4	159.8
Cash held by regulated entities	76.6	73.8
Total cash and cash equivalents	$316.7	$274.5

At September 30, 2021, Cash and cash equivalents were $316.7 million and Total stockholders’ equity was $1,753.8 million. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases. Given the volatility in the rapidly changing market and economic conditions related to the Covid-19 pandemic, we will continue to evaluate the nature and extent of the impact of the Covid-19 pandemic on our business and financial position.
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

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at September 30, 2021	Carrying value at September 30, 2021	Carrying value at June 30, 2021	Unused Available Capacity	Fair Value at September 30, 2021
			(in millions)
Long-term debt, excluding current portion
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$300.0	$300.0	$20.0	$800.0	$300.0
Multicurrency tranche	April 2026	91.4	91.4	94.4	308.6	91.4
Total Revolving Credit Facility		391.4	391.4	114.4	1,108.6	391.4

Fiscal 2021 Term Loans	May 2024	1,550.0	1,544.0	1,543.4	—	1,550.0

Fiscal 2016 Senior Notes	June 2026	500.0	496.9	496.7	—	545.9
Fiscal 2020 Senior Notes	December 2029	750.0	742.7	742.5	—	787.7
Fiscal 2021 Senior Notes	May 2031	1,000.0	990.8	990.6	—	1,019.3
Total Senior Notes		2,250.0	2,230.4	2,229.8	—	2,352.9

Total debt		$4,191.4	$4,165.9	$3,887.6	$1,108.6	$4,294.4
Future principal payments on our outstanding debt are as follows:

Years ending June 30,	2022	2023	2024	2025	2026	Thereafter	Total
(In millions)	$—	$—	$1,550.0	$—	$891.4	$1,750.0	$4,191.4
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
Cash Flows

	Three Months Ended September 30,
			Change
	2021	2020	$
	(in millions)
Net cash flows used in operating activities	$(135.4)	$(44.2)	$(91.2)
Net cash flows used in investing activities	$(36.4)	$(8.7)	$(27.7)
Net cash flows provided by (used in) financing activities	$217.0	$(72.7)	$289.7

Free cash flow:
Net cash flows used in operating activities (GAAP)	$(135.4)	$(44.2)	$(91.2)
Capital expenditures and Software purchases and capitalized internal use software	(15.9)	(23.9)	8.0
Proceeds from asset sales	—	18.0	(18.0)
Free cash flow (Non-GAAP)	$(151.4)	$(50.2)	$(101.2)

The increase in cash used in operating activities of $91.2 million in the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to higher cash used in working capital and increased scaling of client-related platform implementation and development as compared to the prior year period.
The increase in cash used in investing activities of $27.7 million in the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily reflects higher acquisition activity and the absence of the $18 million in proceeds from asset sales which occurred in the prior year period, partially offset by lower capital expenditures.
The increase in cash provided by financing activities of $289.7 million in the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily reflects higher borrowings net of repayments in the current year period as compared to the prior year period.
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

Contractual Obligations
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. On July 28, 2021, the Company entered into a novation agreement with IBM (the “U.S. Novation Agreement”) pursuant to which IBM novated the Amended IT Services Agreement to Kyndryl, Inc., an entity formed in connection with IBM’s planned spin-off of its managed infrastructure services business (“Kyndryl”), effective September 1, 2021. Fixed minimum commitments remaining under the Amended IT Services Agreement at September 30, 2021 are $189.3 million through fiscal year 2027, the final year of the Amended IT Services Agreement.
In December 2019, the Company and IBM entered into an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and that such transferred employees are expected to continue providing services to the Company on behalf of IBM under the Private Cloud Agreement. Pursuant to the Private Cloud Agreement, the Company agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide to IBM. The transfer of the Hardware and Maintenance Contracts to IBM closed on September 30, 2020 for a selling price of $18.0 million. On July 28, 2021, IBM novated the Private Cloud Agreement to Kyndryl, effective September 1, 2021, pursuant to the U.S. Novation Agreement. Fixed minimum commitments remaining under the Private Cloud Agreement at September 30, 2021 are $192.3 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premises solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. On August 19, 2021, the Company entered into a novation agreement with IBM UK pursuant to which IBM UK novated the EU IT Services Agreement to Kyndryl UK Limited, effective September 1, 2021. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at September 30, 2021 are $29.5 million through fiscal year 2029, the final year of the contract.
The Company has an equity method investment that is a variable interest in a variable interest entity, the Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to this unconsolidated investment totaled $31.3 million as of September 30, 2021, which represents the carrying value of our investment and is recorded in Other non-current assets in the Company’s Condensed Consolidated Balance Sheets.
In addition, as of September 30, 2021, the Company also has a future commitment to fund $1.7 million to one of the Company’s other investees.
Fixed Operating Lease Cost
Fixed operating lease cost for the three months ending September 30, 2021 and September 30, 2020 are as follows:

	Three Months Ended September 30,
	2021	2020
	(in millions)
Fixed Operating Lease Cost	$11.3	$24.4

Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at September 30, 2021.
Off-balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company was not a party to any outstanding derivative financial instruments at September 30, 2021 and June 30, 2021. In March 2021, the Company entered into a derivative instrument designed to mitigate the Company’s exposure to the impact of changes in interest rates on the Fiscal 2021 Senior Notes.
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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures about market risk previously disclosed in Item 7A of our 2021 Annual Report.
Item 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2021 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS

In addition to the risk set forth below and the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A. to Part I in our 2021 Annual Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2021 Annual Report.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our first fiscal quarter ended September 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2021 - July 31, 2021	—	$—	—	9,586,545
August 1, 2021 - August 31, 2021	—	—	—	9,586,545
September 1, 2021 - September 30, 2021	—	—	—	9,586,545
Total	—	$—	—
_____________
(1)Represents shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2)During the fiscal quarter ended September 30, 2021, the Company did not repurchase shares of common stock under its share repurchase program. At September 30, 2021, the Company had 9.6 million shares available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

Item 6.    EXHIBITS
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Chief Legal Officer Offer Letter, dated June 10, 2021.

10.2	Novation Agreement, dated July 28, 2021, among Broadridge Financial Solutions, Inc., International Business Machines Corporation and Kyndryl, Inc.

10.3	Novation Agreement, dated August 19, 2021, among Broadridge Financial Solutions, Inc., IBM United Kingdom Limited and Kyndryl UK Limited.

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2021 and 2020, (ii) condensed consolidated statements of comprehensive income for the three months ended September 30, 2021 and 2020, (iii) condensed consolidated balance sheets as of September 30, 2021 and June 30, 2021, (iv) condensed consolidated statements of cash flows for the three months ended September 30, 2021 and 2020, (v) condensed consolidated statements of stockholders’ equity for the three months ended September 30, 2021 and 2020, and (vi) the notes to the condensed consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: November 3, 2021	By:	/s/ Edmund J. Reese
Edmund J. Reese
Corporate Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)