Form 10-Q
period 2021-12-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2022-02-01
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of January 27, 2022, was 116,772,573 shares.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”) may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words such as “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be,” “on track,” and other words of similar meaning, are forward-looking statements. In particular, information appearing under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include:
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

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended December 31,		Six Months Ended December 31,
		2021	2020	2021	2020
Revenues	(Note 3)	$1,259.6	$1,054.9	$2,452.5	$2,072.3
Operating expenses:
Cost of revenues		978.4	806.5	1,892.5	1,593.5
Selling, general and administrative expenses		212.3	169.0	387.8	320.7
Total operating expenses		1,190.7	975.5	2,280.3	1,914.3
Operating income		68.9	79.5	172.1	158.1
Interest expense, net	(Note 5)	(21.4)	(11.1)	(44.0)	(25.6)
Other non-operating income, net		4.4	1.0	2.0	10.5
Earnings before income taxes		51.9	69.4	130.1	143.0
Provision for income taxes	(Note 13)	4.7	13.1	15.7	20.9
Net earnings		$47.2	$56.3	$114.4	$122.1

Basic earnings per share		$0.40	$0.49	$0.98	$1.06
Diluted earnings per share		$0.40	$0.48	$0.97	$1.04

Weighted-average shares outstanding:
Basic	(Note 4)	116.6	115.7	116.4	115.5
Diluted	(Note 4)	118.7	117.8	118.5	117.6

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net earnings	$47.2	$56.3	$114.4	$122.1
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(31.8)	5.2	(102.6)	42.1
Pension and post-retirement liability adjustment, net of taxes of $(0.2) and $(0.2) for the three months ended December 31, 2021 and 2020, respectively; and $(0.3) and $(0.4) for the six months ended December 31, 2021 and 2020, respectively	0.5	0.6	1.0	1.2
Cash flow hedge amortization, net of taxes of $(0.1) and $(0.0) for the three months ended December 31, 2021 and 2020, respectively; and $(0.1) and $(0.0) for the six months ended December 31, 2021 and 2020, respectively	0.2	—	0.4	—
Total other comprehensive income (loss), net	(31.0)	5.7	(101.1)	43.3
Comprehensive income	$16.2	$62.0	$13.3	$165.4

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		December 31, 2021	June 30, 2021
Assets
Current assets:
Cash and cash equivalents		$281.2	$274.5
Accounts receivable, net of allowance for doubtful accounts of $5.8 and $9.3, respectively		779.5	820.3
Other current assets		205.9	166.4
Total current assets		1,266.6	1,261.3
Property, plant and equipment, net		169.7	177.2
Goodwill		3,663.8	3,720.1
Intangible assets, net		1,253.0	1,425.0
Deferred client conversion and start-up costs		994.9	773.7
Other non-current assets	(Note 8)	768.1	762.5
Total assets		$8,115.9	$8,119.8
Liabilities and Stockholders’ Equity
Current liabilities:
Payables and accrued expenses	(Note 9)	$878.6	$1,102.7
Contract liabilities		209.2	185.3
Total current liabilities		1,087.8	1,288.0
Long-term debt	(Note 10)	4,156.6	3,887.6
Deferred taxes		399.2	400.7
Contract liabilities		200.1	197.2
Other non-current liabilities	(Note 11)	524.2	537.2
Total liabilities		6,367.9	6,310.6
Commitments and contingencies	(Note 14)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 116.8 and 116.1 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,307.7	1,245.5
Retained earnings		2,549.1	2,583.8
Treasury stock, at cost: 37.7 and 38.3 shares, respectively		(2,018.4)	(2,030.9)
Accumulated other comprehensive income (loss)	(Note 15)	(91.9)	9.2
Total stockholders’ equity		1,748.1	1,809.1
Total liabilities and stockholders’ equity		$8,115.9	$8,119.8

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended December 31,
	2021	2020
Cash Flows From Operating Activities
Net earnings	$114.4	$122.1
Adjustments to reconcile net earnings to net cash flows (used in) provided by operating activities:
Depreciation and amortization	41.1	31.3
Amortization of acquired intangibles and purchased intellectual property	131.2	64.9
Amortization of other assets	66.3	52.9
Write-down of long-lived assets and related charges	8.1	33.6
Stock-based compensation expense	36.2	28.7
Deferred income taxes	16.4	10.9
Other	(19.3)	(29.0)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Decrease in Accounts receivable, net	49.2	100.3
Increase in Other current assets	(32.5)	(35.7)
Decrease in Payables and accrued expenses	(236.5)	(140.2)
Increase in Contract liabilities	28.3	5.9
Non-current assets and liabilities:
Increase in Other non-current assets	(321.5)	(211.2)
Increase in Other non-current liabilities	24.0	48.8
Net cash flows (used in) provided by operating activities	(94.6)	83.3
Cash Flows From Investing Activities
Capital expenditures	(11.3)	(30.1)
Software purchases and capitalized internal use software	(17.9)	(20.7)
Proceeds from asset sales	—	18.0
Acquisitions, net of cash acquired	(13.3)	—
Other investing activities	(11.4)	(11.0)
Net cash flows used in investing activities	(53.9)	(43.9)
Cash Flows From Financing Activities
Debt proceeds	480.0	660.0
Debt repayments	(211.0)	(687.8)
Dividends paid	(141.2)	(128.5)
Purchases of Treasury stock	(1.7)	(0.8)
Proceeds from exercise of stock options	40.5	27.6
Other financing activities	(7.5)	(27.2)
Net cash flows provided by (used in) financing activities	159.2	(156.6)
Effect of exchange rate changes on Cash and cash equivalents	(4.1)	6.2
Net change in Cash and cash equivalents	6.6	(111.0)
Cash and cash equivalents, beginning of period	274.5	476.6
Cash and cash equivalents, end of period	$281.2	$365.6
Supplemental disclosure of cash flow information:
Cash payments made for interest	$41.1	$31.2
Cash payments made for income taxes, net of refunds	$57.3	$60.0
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$16.9	$13.9
Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, September 30, 2021	154.5	$1.6	$1,263.6	$2,576.6	$(2,027.0)	$(60.9)	$1,753.8
Comprehensive income (loss)	—	—	—	47.2	—	(31.0)	16.2
Stock option exercises	—	—	31.9	—	—	—	31.9
Stock-based compensation	—	—	22.5	—	—	—	22.5
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(1.7)	—	(1.7)
Treasury stock reissued (0.4 shares)	—	—	(10.3)	—	10.3	—	—
Common stock dividends ($0.64 per share)	—	—	—	(74.7)	—	—	(74.7)
Balances, December 31, 2021	154.5	$1.6	$1,307.7	$2,549.1	$(2,018.4)	$(91.9)	$1,748.1

	Six Months Ended December 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2021	154.5	$1.6	$1,245.5	$2,583.8	$(2,030.9)	$9.2	$1,809.1
Comprehensive income (loss)	—	—	—	114.4	—	(101.1)	13.3
Stock option exercises	—	—	40.6	—	—	—	40.6
Stock-based compensation	—	—	35.8	—	—	—	35.8
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(1.7)	—	(1.7)
Treasury stock reissued (0.6 shares)	—	—	(14.2)	—	14.2	—	—
Common stock dividends ($1.28 per share)	—	—	—	(149.1)	—	—	(149.1)
Balances, December 31, 2021	154.5	$1.6	$1,307.7	$2,549.1	$(2,018.4)	$(91.9)	$1,748.1

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

	Three Months Ended December 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, September 30, 2020	154.5	$1.6	$1,198.5	$2,302.1	$(2,025.5)	$(62.9)	$1,413.8
Comprehensive income (loss)	—	—	—	56.3	—	5.7	62.0
Stock option exercises	—	—	6.5	—	—	—	6.5
Stock-based compensation	—	—	18.2	—	—	—	18.2
Treasury stock acquired (0.0 shares)	—	—	—	—	—	—	—
Treasury stock reissued (0.2 shares)	—	—	(3.6)	—	3.6	—	—
Common stock dividends ($0.575 per share)	—	—	—	(66.5)	—	—	(66.5)
Balances, December 31, 2020	154.5	$1.6	$1,219.6	$2,291.8	$(2,021.8)	$(57.1)	$1,434.0

	Six Months Ended December 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2020	154.5	$1.6	$1,178.5	$2,302.6	$(2,035.7)	$(100.4)	$1,346.5
Comprehensive income (loss)	—	—	—	122.1	—	43.3	165.4
Stock option exercises	—	—	27.3	—	—	—	27.3
Stock-based compensation	—	—	28.5	—	—	—	28.5
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(0.8)	—	(0.8)
Treasury stock reissued (0.6 shares)	—	—	(14.6)	—	14.6	—	—
Common stock dividends ($1.15 per share)	—	—	—	(132.9)	—	—	(132.9)
Balances, December 31, 2020	154.5	$1.6	$1,219.6	$2,291.8	$(2,021.8)	$(57.1)	$1,434.0

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
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with SEC requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed on August 12, 2021 with the SEC. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position at December 31, 2021 and June 30, 2021, the results of its operations for the three and six months ended December 31, 2021 and 2020, its cash flows for the six months ended December 31, 2021 and 2020, and its changes in stockholders’ equity for the three and six months ended December 31, 2021 and 2020. Certain prior period amounts have been reclassified to conform to the current year presentation where applicable.
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
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations: Accounting for Contract Assets and Contract liabilities from Contracts with Customers” (“ASU No. 2021-08”), which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. ASU No. 2021-08 is effective for the Company in the first quarter of fiscal year 2024. Early adoption of the amendments is permitted, including adoption in an interim period. The Company is currently assessing the impact that the adoption of ASU No. 2021-08 will have on its Condensed Consolidated Financial Statements.
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

	Three Months Ended December 31,		Six Months Ended December 31,

	2021	2020	2021	2020
	(in millions)
Investor Communication Solutions
Regulatory	$166.4	$144.7	$331.8	$279.5
Data-driven fund solutions	88.8	86.1	172.1	165.1
Issuer	23.7	20.8	44.2	38.5
Customer communications	148.2	135.8	289.1	273.4
Total ICS Recurring fee revenues	427.1	387.3	837.3	756.5

Equity and other	24.6	20.6	52.2	38.7
Mutual funds	40.1	24.3	88.9	51.4
Total ICS Event-driven fee revenues	64.7	44.9	141.1	90.0

Distribution revenues	401.5	343.8	768.4	675.0

Total ICS Revenues	$893.3	$776.0	$1,746.8	$1,521.5

Global Technology and Operations
Capital markets	$224.1	$158.4	$433.5	$314.7
Wealth and investment management	146.4	126.9	277.7	251.0
Total GTO Recurring fee revenues	370.6	285.3	711.2	565.7

Foreign currency exchange	(4.3)	(6.4)	(5.5)	(14.9)

Total Revenues	$1,259.6	$1,054.9	$2,452.5	$2,072.3

Revenues by Type
Recurring fee revenues	$797.6	$672.6	$1,548.5	$1,322.2
Event-driven fee revenues	64.7	44.9	141.1	90.0
Distribution revenues	401.5	343.8	768.4	675.0
Foreign currency exchange	(4.3)	(6.4)	(5.5)	(14.9)
Total Revenues	$1,259.6	$1,054.9	$2,452.5	$2,072.3

Contract Balances
The following table provides information about contract assets and liabilities:

	December 31, 2021	June 30, 2021
	(in millions)
Contract assets	$96.7	$89.8
Contract liabilities	$409.3	$382.5
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
During the six months ended December 31, 2021, contract liabilities increased due to the timing of client invoices in relation to the timing of revenue recognized. The Company recognized $174.4 million of revenue during the six months ended December 31, 2021 that was included in the contract liability balance as of June 30, 2021.

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
The computation of diluted EPS excluded less than 0.1 million options to purchase Broadridge common stock for the three months ended December 31, 2021, and less than 0.1 million options to purchase Broadridge common stock for the six months ended December 31, 2021, as the effect of their inclusion would have been anti-dilutive.
The computation of diluted EPS excluded less than 0.1 million options to purchase Broadridge common stock for the three months ended December 31, 2020, and less than 0.1 million options to purchase Broadridge common stock for the six months ended December 31, 2020, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in millions)
Weighted-average shares outstanding:
Basic	116.6	115.7	116.4	115.5
Common stock equivalents	2.0	2.1	2.1	2.1
Diluted	118.7	117.8	118.5	117.6

NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in millions)
Interest expense on borrowings	$(22.8)	$(12.1)	$(45.8)	$(27.2)
Interest income	1.5	1.0	1.8	1.6
Interest expense, net	$(21.4)	$(11.1)	$(44.0)	$(25.6)

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
During the six months ended December 31, 2021, there were no material acquisitions.
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

Fiscal Year 2021 Acquisitions:

BUSINESS COMBINATIONS

Financial information on each transaction is as follows:

	Itiviti	Advisor-Stream	Total
	(in millions)
Cash payments, net of cash acquired	$2,580.4	$23.2	$2,603.6
Deferred payments, net	—	2.9	2.9
Contingent consideration liability	—	8.5	8.5
Aggregate purchase price	$2,580.4	$34.5	$2,615.0

Net tangible assets acquired / (liabilities assumed)	$(246.5)	$(3.3)	$(249.8)
Goodwill	1,945.7	27.3	1,973.0
Intangible assets	881.3	10.5	891.8
Aggregate purchase price	$2,580.4	$34.5	$2,615.0
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

The following summarizes the allocation of purchase price for the Itiviti acquisition (in millions):

Itiviti

Accounts receivable	$39.6
Other current assets	14.1
Property, plant and equipment	9.4
Intangible assets	881.3
Goodwill	1,945.7
Other non-current assets	28.7
Payables and accrued expenses	(45.9)
Current contract liabilities	(58.8)
Deferred taxes	(199.6)
Other long term liabilities	(34.0)
Consideration paid, net of cash acquired	$2,580.4
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
The following tables set forth the Company’s financial assets and liabilities at December 31, 2021 and June 30, 2021, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (a)	$—	$—	$—	$—
Other current assets:
Securities	0.7	—	—	0.7
Other non-current assets:
Securities	132.9	—	—	132.9
Total assets as of December 31, 2021	$133.6	$—	$—	$133.6
Liabilities:
Contingent consideration obligations	—	—	18.8	18.8
Total liabilities as of December 31, 2021	$—	$—	$18.8	$18.8

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (a)	$—	$—	$—	$—
Other current assets:
Securities	0.7	—	—	0.7
Other non-current assets:
Securities	120.6	—	—	120.6
Total assets as of June 30, 2021	$121.2	$—	$—	$121.2
Liabilities:
Contingent consideration obligations	—	—	23.2	23.2
Total liabilities as of June 30, 2021	$—	$—	$23.2	$23.2
_________
(a)Money market funds include money market deposit account balances of less than $0.1 million as of December 31, 2021 and June 30, 2021, respectively.
In addition, the Company has non-marketable securities with a carrying amount of $46.0 million and $37.5 million as of December 31, 2021 and June 30, 2021, respectively, that are classified as Level 2 financial assets and included as part of Other non-current assets on the Condensed Consolidated Balance Sheets.
The following table sets forth an analysis of changes during the three and six months ended December 31, 2021 and 2020, respectively, in Level 3 financial liabilities of the Company:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in millions)
Beginning balance	$19.0	$23.7	$23.2	$33.1
Net increase in contingent consideration liability	—	—	1.1	—
Foreign currency impact on contingent consideration liability	(0.2)	—	(0.6)	1.4
Payments	—	(6.0)	(4.9)	(16.7)
Ending balance	$18.8	$17.8	$18.8	$17.8
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.

NOTE 8. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	December 31, 2021	June 30, 2021
	(in millions)
ROU assets (a)	$244.4	$262.0
Long-term investments	215.0	194.0
Deferred sales commissions costs	105.8	108.6
Contract assets (b)	96.7	89.8
Long-term broker fees	43.2	48.7
Deferred data center costs (c)	21.1	24.3
Other	41.8	35.0
Total	$768.1	$762.5
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
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses during the three months ended December 31, 2021 and 2020, were $27.3 million and $21.0 million, respectively.
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses during the six months ended December 31, 2021 and 2020, were $50.6 million and $39.7 million, respectively.
NOTE 9. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	December 31, 2021	June 30, 2021
	(in millions)
Accounts payable	$192.2	$248.9
Employee compensation and benefits	236.8	343.7
Accrued broker fees	80.5	136.0
Accrued dividend payable	74.7	66.8
Business process outsourcing administration fees	74.1	66.1
Customer deposits	64.1	55.5
Operating lease liabilities	40.5	40.2
Accrued taxes	35.8	42.6
Other	79.9	102.9
Total	$878.6	$1,102.7

NOTE 10. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at December 31, 2021	Carrying value at December 31, 2021	Carrying value at June 30, 2021	Unused Available Capacity	Fair Value at December 31, 2021
			(in millions)
Long-term debt
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$305.0	$305.0	$20.0	$795.0	$305.0
Multicurrency tranche	April 2026	76.0	76.0	94.4	324.0	76.0
Total Revolving Credit Facility		381.0	381.0	114.4	1,119.0	381.0

Fiscal 2021 Term Loans	May 2024	1,550.0	1,544.6	1,543.4	—	1,550.0

Fiscal 2016 Senior Notes	June 2026	500.0	497.0	496.7	—	534.2
Fiscal 2020 Senior Notes	December 2029	750.0	743.0	742.5	—	775.6
Fiscal 2021 Senior Notes	May 2031	1,000.0	991.1	990.6	—	1,007.9
Total Senior Notes		2,250.0	2,231.1	2,229.8	—	2,317.7

Total debt		$4,181.0	$4,156.6	$3,887.6	$1,119.0	$4,248.7
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2022	2023	2024	2025	2026	Thereafter	Total
(in millions)	$—	$—	$1,550.0	$—	$881.0	$1,750.0	$4,181.0

Fiscal 2021 Revolving Credit Facility: In April 2021, the Company entered into an amended and restated $1.5 billion five-year revolving credit facility, as further amended on December 23, 2021, (the “Fiscal 2021 Revolving Credit Facility”), which replaced the $1.5 billion five-year revolving credit facility entered into during March 2019 (the “Fiscal 2019 Revolving Credit Facility”) (together the “Revolving Credit Facilities”). The Fiscal 2021 Revolving Credit Facility is comprised of a $1.1 billion U.S. dollar tranche and a $400.0 million multicurrency tranche.
The weighted-average interest rate on the Revolving Credit Facilities was 1.16% and 1.17% for the three and six months ended December 31, 2021, respectively, and 1.21% and 1.22% for the three and six months ended December 31, 2020, respectively. The fair value of the variable-rate Fiscal 2021 Revolving Credit Facility borrowings at December 31, 2021 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Under the Fiscal 2021 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Yen, and Swedish Kronor initially bear interest at LIBOR, CDOR, EURIBOR, TIBOR and STIBOR, respectively, plus 1.015% per annum (subject to step-ups to 1.175% and step-downs to 0.805% based on ratings) and revolving loans denominated in Sterling initially bear interest at SONIA plus 1.0476% per annum (subject to step-ups to 1.2076% and step-downs to 0.8376% based on ratings). The Fiscal 2021 Revolving Credit Facility also has an annual facility fee equal to 11.0 basis points on the entire facility (subject to step-ups to 20.0 basis points and step-downs to 7.0 basis points based on ratings). The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2021 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2021 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At December 31, 2021, the Company is in compliance with all covenants of the Fiscal 2021 Revolving Credit Facility.

Fiscal 2021 Term Loans: In March 2021, the Company entered into a term credit agreement, as amended on December 23, 2021, (“Term Credit Agreement”) providing for term loan commitments in an aggregate principal amount of $2.55 billion, comprised of a $1.0 billion tranche (“Tranche 1”) and a $1.55 billion tranche (“Tranche 2,” together with Tranche 1, the “Fiscal 2021 Term Loans”). The Company borrowed the Fiscal 2021 Term Loans in May 2021 in order to finance the Itiviti acquisition. Once borrowed, amounts repaid or prepaid in respect of such Fiscal 2021 Term Loans may not be reborrowed. The Tranche 1 Loans was to mature on the date that is 18 months after the date on which the Fiscal 2021 Term Loans are borrowed (the “Funding Date”), but was repaid in full in May 2021 with proceeds from the Fiscal 2021 Senior Notes (as discussed further below). The Tranche 2 Loan will mature in May 2024 on the third anniversary of the Funding Date. The proceeds of the Fiscal 2021 Term Loans were used by the Company to solely finance the acquisition of Itiviti and pay certain fees and expenses in connection therewith. The Tranche 2 Loan bears interest at LIBOR plus 0.875% per annum (subject to step-ups to LIBOR plus 1.250% or a step-down to LIBOR plus 0.750% based on ratings).

The Company may voluntarily prepay, in whole or in part and without premium or penalty. In the event of receipt of cash proceeds by the Company or its subsidiaries from certain incurrences of indebtedness, certain equity issuances, and certain sales, transfers or other dispositions of assets, the Company will be required to prepay outstanding Loans, subject to certain limitations and qualifications as set forth in the Term Credit Agreement. The Term Credit Agreement is subject to certain covenants, including a leverage ratio. At December 31, 2021, the Company is in compliance with all covenants of the Fiscal 2021 Term Loans.
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At December 31, 2021, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at December 31, 2021 and June 30, 2021 was $534.2 million and $549.0 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At December 31, 2021, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at December 31, 2021 and June 30, 2021 was $775.6 million and $791.3 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2021 Senior Notes: In May 2021, the Company completed an offering of $1.0 billion in aggregate principal amount of senior notes (the “Fiscal 2021 Senior Notes”). The Fiscal 2021 Senior Notes will mature on May 1, 2031 and bear interest at a rate of 2.60% per annum. Interest on the Fiscal 2021 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Fiscal 2021 Senior Notes were issued at a price of 99.957% (effective yield to maturity of 2.605%). The indenture governing the Fiscal 2021 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At December 31, 2021, the Company is in compliance with the covenants of the indenture governing the Fiscal 2021 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2021 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2021 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2021 Senior Notes at December 31, 2021 and June 30, 2021 was $1.01 billion and $1.02 billion, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

The Fiscal 2021 Revolving Credit Facility, Fiscal 2021 Term Loans, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of December 31, 2021 and June 30, 2021, respectively, there were no outstanding borrowings under these lines of credit.
NOTE 11. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	December 31, 2021	June 30, 2021
	(in millions)
Operating lease liabilities	$248.8	$263.1
Post-employment retirement obligations	178.8	162.8
Non-current income taxes	49.1	48.2
Acquisition related contingencies	15.9	15.1
Other	31.7	48.0
Total	$524.2	$537.2

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
The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The Broadridge SORP and SERP are nonqualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $63.7 million at December 31, 2021 and $62.6 million at June 30, 2021 and are included in Other non-current assets in the accompanying Condensed Consolidated Balance Sheets. The SORP and the SERP had a total benefit obligation of $67.5 million at December 31, 2021 and $65.9 million at June 30, 2021 and are included in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 12. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended December 31, 2021 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at September 30, 2021	3,022,516	$90.32	798,376	$120.31	223,849	$131.34
Granted	22,038	173.00	288,678	161.45	100,862	158.28
Exercise of stock options (a)	(410,031)	77.70	—	—	—	—
Vesting of restricted stock units	—	—	(39,756)	99.96	—	—
Expired/forfeited	(23,161)	101.09	(19,142)	139.85	(3,441)	131.63
Balances at December 31, 2021 (b),(c)	2,611,362	$92.91	1,028,156	$132.28	321,270	$139.80

(a)Stock options exercised during the period of October 1, 2021 through December 31, 2021 had an aggregate intrinsic value of $38.0 million.
(b)As of December 31, 2021, the Company’s outstanding vested and currently exercisable stock options using the December 31, 2021 closing stock price of $182.82 (approximately 1.2 million shares) had an aggregate intrinsic value of $135.1 million with a weighted-average exercise price of $70.72 and a weighted-average remaining contractual life of 4.7 years. The total of all stock options outstanding as of December 31, 2021 have a weighted-average remaining contractual life of 6.1 years.
(c)As of December 31, 2021, time-based restricted stock units and performance-based restricted stock units expected to vest using the December 31, 2021 closing stock price of $182.82 (approximately 1.0 million and 0.3 million shares, respectively) had an aggregate intrinsic value of $178.1 million and $55.6 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.
The activity related to the Company’s incentive equity awards for the six months ended December 31, 2021 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2021	3,203,682	$88.33	761,337	$117.07	247,580	$126.29
Granted	22,038	173.00	337,845	163.02	100,862	158.28
Exercise of stock options (a)	(579,823)	69.99	—	—	—	—
Vesting of restricted stock units	—	—	(39,756)	99.96	—	—
Expired/forfeited	(34,535)	104.51	(31,270)	135.11	(27,172)	85.30
Balances at December 31, 2021	2,611,362	$92.91	1,028,156	$132.28	321,270	$139.80

(a)Stock options exercised during the period of July 1, 2021 through December 31, 2021 had an aggregate intrinsic value of $58.3 million.
The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $22.7 million and $18.3 million, as well as related expected tax benefits of $5.1 million and $4.1 million were recognized for the three months ended December 31, 2021 and 2020, respectively. Stock-based compensation expense of $36.2 million and $28.7 million, as well as related expected tax benefits of $8.2 million and $6.3 million were recognized for the six months ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $7.2 million and $86.4 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.8 years and 1.8 years, respectively.
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

NOTE 13. INCOME TAXES

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in millions)
Provision for income taxes	$4.7	$13.1	$15.7	$20.9
Effective tax rate	9.1%	18.9%	12.1%	14.6%
Excess tax benefits	$7.1	$3.6	$11.5	$12.8

The decrease in the effective tax rate for the three and six months ended December 31, 2021 was driven by higher total discrete tax items, inclusive of the excess tax benefits related to equity compensation, compared to the prior year period.
NOTE 14. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Data Center Agreements
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022, but a two-year extension was signed in March 2015, amending the expiration date to June 30, 2024. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. On July 28, 2021, the Company entered into a novation agreement with IBM (the “U.S. Novation Agreement”) pursuant to which IBM novated the Amended IT Services Agreement to Kyndryl, Inc., an entity formed in connection with IBM’s spin-off of its managed infrastructure services business (“Kyndryl”), effective September 1, 2021. Fixed minimum commitments remaining under the Amended IT Services Agreement at December 31, 2021 are $169.7 million through fiscal year 2027, the final year of the Amended IT Services Agreement.

In December 2019, the Company and IBM entered into an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and such transferred employees are expected to continue providing services to the Company on behalf of IBM under the Private Cloud Agreement. Pursuant to the Private Cloud Agreement, the Company agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide to IBM. The transfer of the Hardware and Maintenance Contracts to IBM closed on September 30, 2020 for a selling price of $18.0 million. On July 28, 2021, IBM novated the Private Cloud Agreement to Kyndryl, effective September 1, 2021, pursuant to the U.S. Novation Agreement. Fixed minimum commitments remaining under the Private Cloud Agreement at December 31, 2021 are $191.0 million through March 31, 2030, the final year of the contract.

In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premises solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. On August 19, 2021, the Company entered into a novation agreement with IBM UK pursuant to which IBM UK novated the EU IT Services Agreement to Kyndryl UK Limited, effective September 1, 2021. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at December 31, 2021 are $30.5 million through fiscal year 2029, the final year of the contract.

Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimums remaining under the AWS Cloud Agreement at December 31, 2021 are $250.0 million through December 31, 2026.
Investments
The Company has an equity method investment that is a variable interest in a variable interest entity, the Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $33.5 million as of December 31, 2021, which represents the carrying value of the Company's investments.
In addition, as of December 31, 2021, the Company also has a future commitment to fund $1.5 million to one of the Company’s other investees.
Software License Agreements
The Company has incurred the following expenses under software license agreements:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in millions)
Software License Agreements	$35.9	$20.1	$67.8	$38.3
Fixed Operating Lease Cost
The Company has incurred the following fixed operating lease costs:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in millions)
Fixed Operating Lease Cost	$12.3	$10.5	$23.6	$34.9
Other
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company was not a party to any outstanding derivative financial instruments at December 31, 2021 and June 30, 2021. In March 2021, the Company entered into a derivative instrument designed to mitigate the Company’s exposure to the impact of changes in interest rates on the Fiscal 2021 Senior Notes.
The Company executed a forward treasury lock agreement (“Treasury Lock”), designated as a cash flow hedge, in the aggregate notional amount of $1.0 billion to manage exposure to fluctuations in the benchmark interest rate associated with the Fiscal 2021 Senior Notes, which were used to pay down a portion of the Term Credit Agreement associated with the Itiviti acquisition. Accordingly, changes in the fair value of the Treasury Lock were recorded as part of Other comprehensive income (loss), net each period up to when the Treasury Lock was settled. In May 2021, the Treasury Lock was settled for a pre-tax loss of $11.0 million, after which the final settlement loss will be amortized into Interest expense, net ratably over the ten year term of the Fiscal 2021 Senior Notes. The expected amount of the existing loss that will be amortized into earnings before income taxes within the next twelve months is approximately $1.1 million.
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
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect subsidiary, which is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At December 31, 2021, BBPO was in compliance with this net capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires BBPO to maintain a minimum net capital amount. At December 31, 2021, BBPO was in compliance with this net capital requirement.
In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At December 31, 2021, Matrix Trust Company was in compliance with its capital requirements.

NOTE 15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three and six months ended December 31, 2021, and 2020, respectively:

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at September 30, 2021	$(37.9)	$(14.9)	$(8.1)	$(60.9)
Other comprehensive income/(loss) before reclassifications	(31.8)	—	—	(31.8)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.5	0.2	0.7
Balances at December 31, 2021	$(69.7)	$(14.4)	$(7.8)	$(91.9)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2021	$32.9	$(15.4)	$(8.2)	$9.2
Other comprehensive income/(loss) before reclassifications	(102.6)	—	—	(102.6)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1.0	0.4	1.4
Balances at December 31, 2021	$(69.7)	$(14.4)	$(7.8)	$(91.9)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at September 30, 2020	$(47.7)	$(15.1)	$—	$(62.9)
Other comprehensive income/(loss) before reclassifications	5.2	—	—	5.2
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.6	—	0.6
Balances at December 31, 2020	$(42.6)	$(14.5)	$—	$(57.1)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2020	$(84.7)	$(15.7)	$—	$(100.4)
Other comprehensive income/(loss) before reclassifications	42.1	—	—	42.1
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1.2	—	1.2
Balances at December 31, 2020	$(42.6)	$(14.5)	$—	$(57.1)

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
Segment results:

	Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in millions)
Investor Communication Solutions	$893.3	$776.0	$1,746.8	$1,521.5
Global Technology and Operations	370.6	285.3	711.2	565.7
Foreign currency exchange	(4.3)	(6.4)	(5.5)	(14.9)
Total	$1,259.6	$1,054.9	$2,452.5	$2,072.3

	Earnings (Loss) before Income Taxes
	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in millions)
Investor Communication Solutions	$58.8	$40.9	$141.2	$93.3
Global Technology and Operations	34.4	48.6	53.1	118.5
Other	(39.7)	(17.3)	(61.2)	(63.2)
Foreign currency exchange	(1.7)	(2.9)	(3.1)	(5.7)
Total	$51.9	$69.4	$130.1	$143.0

The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in millions)
Investor Communication Solutions	$16.2	$22.2	$37.1	$44.5
Global Technology and Operations	47.6	10.7	96.0	21.4
Other	—	0.4	—	0.7
Foreign currency exchange	(1.3)	(0.7)	(1.9)	(1.7)
Total	$62.5	$32.6	$131.2	$64.9

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

Record Growth and Internal Trade Growth
The Company uses select operating metrics specific to Broadridge of Record Growth and Internal Trade Growth in evaluating its business results and identifying trends affecting its business. Record Growth is defined as stock record growth and interim record growth which measure the estimated annual change in total positions eligible for equity proxy materials and mutual fund and exchange traded fund interim communications, respectively, for equities and mutual fund position data reported to Broadridge in both the current and prior year periods. Internal Trade Growth represents the estimated change in daily average trade volumes for Broadridge securities processing clients whose contracts are linked to trade volumes and who were on Broadridge’s trading platforms in both the current and prior year periods. Record Growth and Internal Trade Growth are useful non-financial metrics for investors in understanding how management measures and evaluates Broadridge’s ongoing operational performance within its Investor Communication Solutions and Global Technology and Operations reportable segments, respectively.
The key performance indicators for the three and six months ended December 31, 2021, and 2020, are as follows:

	Select Operating Metrics

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

Record Growth
Equity proxy	20%	24%	29%	20%
Mutual fund interims	12%	5%	13%	8%

Internal Trade Growth	1%	24%	1%	17%

Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and six months ended December 31, 2021 compared to the three and six months ended December 31, 2020. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
“Investment Gains” represents non-operating, non-cash gains on privately held investments.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the six months ended December 31, 2021, mutual fund proxy fee revenues were 120% greater compared to the six months ended December 31, 2020. During fiscal year 2021, mutual fund proxy fee revenues were 17% greater than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For the three and six months ended December 31, 2021 and for the fiscal year ended June 30, 2021, we reported Closed sales net of a 5.0% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
Closed sales for the three months ended December 31, 2021 were $82.7 million, an increase of $38.4 million or 87%, compared to $44.3 million for the three months ended December 31, 2020. Closed sales for the three months ended December 31, 2021 are net of an allowance adjustment of $4.4 million.
Closed sales for the six months ended December 31, 2021 were $112.6 million, an increase of $36.4 million or 48%, compared to $76.1 million for the six months ended December 31, 2020. Closed sales for the six months ended December 31, 2021 are net of an allowance adjustment of $5.9 million.
Recent Developments
The Covid-19 pandemic continues to persist throughout the world including the U.S., India, Canada, Europe and other locations where we operate. To date, the Covid-19 pandemic has negatively impacted the global economy, created significant financial market volatility, disrupted global supply chains, and resulted in a significant number of deaths and infections worldwide. In response, several countries worldwide have enacted fiscal stimulus packages while central banks have increased monetary stimulus, both designed to help mitigate the negative macroeconomic effects of Covid-19. In addition, several national, state and local governments continue to place restrictions on people from gathering in groups or interacting within a certain physical distance (i.e. social distancing) and they may also continue to place restrictions on businesses, limit operations or mandate that people stay at home.

The safety and well-being of our associates and our ability to fulfill our client service commitments are our highest priorities. After addressing the initial surge of the Covid-19 pandemic, we are now focused on running our business effectively in the new work from home paradigm while preparing for a more flexible workplace model in the future. Accordingly, the Company has taken several measures and expect to take further actions designed to protect the health of our employees and to minimize our operational disruption and resulting provision of services to our clients from the Covid-19 pandemic, including adopting masking, social distancing and cleaning measures in our production facilities. We are compliant with applicable federal, state and local Covid-19 rules, restrictions, orders and guidance, and are promoting vaccination among our associates.
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

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended December 31, 2021 versus Three Months Ended December 31, 2020
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended December 31, 2021 and 2020, and the dollar and percentage changes between periods:

	Three Months Ended December 31,
			Change
	2021	2020	$	%
	(in millions, except per share amounts)
Revenues	$1,259.6	$1,054.9	$204.6	19
Cost of revenues	978.4	806.5	172.0	21
Selling, general and administrative expenses	212.3	169.0	43.3	26
Total operating expenses	1,190.7	975.5	215.3	22

Operating income	68.9	79.5	(10.6)	(13)
Margin	5.5%	7.5%
Interest expense, net	(21.4)	(11.1)	(10.3)	93
Other non-operating income, net	4.4	1.0	3.4	NM
Earnings before income taxes	51.9	69.4	(17.5)	(25)
Provision for income taxes	4.7	13.1	(8.4)	(64)
Effective tax rate	9.1%	18.9%
Net earnings	$47.2	$56.3	$(9.1)	(16)
Basic earnings per share	$0.40	$0.49	$(0.09)	(18)
Diluted earnings per share	$0.40	$0.48	$(0.08)	(17)

Weighted-average shares outstanding:
Basic	116.6	115.7
Diluted	118.7	117.8
NM - Not meaningful

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended December 31, 2021 and 2020, and the dollar and percentage changes between periods:

	Three Months Ended December 31,
			Change
	2021	2020	$	%
	($ in millions)
Recurring fee revenues	$797.6	$672.6	$125.0	19
Event-driven fee revenues	64.7	44.9	19.9	44
Distribution revenues	401.5	343.8	57.7	17
Foreign currency exchange	(4.3)	(6.4)	2.1	(33)
Total	$1,259.6	$1,054.9	$204.6	19

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	6pts	4pts	9pts	19%

Revenues increased $204.6 million, or 19%, to $1,259.6 million from $1,054.9 million.
•Recurring fee revenues increased $125.0 million driven by 6 pts of growth from onboarding of new business and 4 pts from internal growth. Growth from acquisitions was 9 pts, most notably from our recent Itiviti acquisition which closed in May 2021.
•Event-driven fee revenues increased $19.9 million primarily due to increased mutual fund proxy activity and mutual fund communications.
•Distribution revenues increased $57.7 million primarily due to the increase in customer communication mailings and the recent postage rate increase.

Total operating expenses. Operating expenses increased $215.3 million, or 22%, to $1,190.7 million from $975.5 million as a result of an increase in both cost of revenues and selling, general and administrative expenses:
•Cost of revenues - The increase of $172.0 million in cost of revenues primarily reflects (i) the impact of higher amortization expense from acquired intangible assets, (ii) higher distribution expenses, including the impact of the recent postage rate increase, and (iii) higher operating costs from acquisitions.
•Selling, general and administrative expenses - The increase of $43.3 million in selling, general, and administrative expenses primarily reflects (i) the impact of acquisitions, and (ii) higher professional services fees.
Interest expense, net. Interest expense, net was $21.4 million, an increase of $10.3 million, from $11.1 million for the three months ended December 31, 2020. The increase of $10.3 million was due to an increase in debt outstanding related to the May 2021 acquisition of Itiviti.
Other non-operating income, net. Other non-operating income, net for the three months ended December 31, 2021 was $4.4 million, compared to other non-operating income, net of $1.0 million for the three months ended December 31, 2020. The increased income of $3.4 million was primarily due to higher net gains on investments in the current year period.
Provision for income taxes.
•Effective tax rate for the three months ended December 31, 2021: 9.1%
•Effective tax rate for the three months ended December 31, 2020: 18.9%

The decrease in the effective tax rate for the three months ended December 31, 2021 was driven by higher total discrete tax items, inclusive of the excess tax benefits related to equity compensation, compared to the prior year period.

Six Months Ended December 31, 2021 versus Six Months Ended December 31, 2020
The table below presents Condensed Consolidated Statements of Earnings data for the six months ended December 31, 2021 and 2020, and the dollar and percentage changes between periods:

	Six Months Ended December 31,
			Change
	2021	2020	$	%
	(in millions, except per share amounts)
Revenues	$2,452.5	$2,072.3	$380.1	18
Cost of revenues	1,892.5	1,593.5	299.0	19
Selling, general and administrative expenses	387.8	320.7	67.1	21
Total operating expenses	2,280.3	1,914.3	366.1	19

Operating income	172.1	158.1	14.1	9
Margin	7.0%	7.6%
Interest expense, net	(44.0)	(25.6)	(18.5)	72
Other non-operating income, net	2.0	10.5	(8.5)	(81)
Earnings before income taxes	130.1	143.0	(12.9)	(9)
Provision for income taxes	15.7	20.9	(5.2)	(25)
Effective tax rate	12.1%	14.6%
Net earnings	$114.4	$122.1	$(7.7)	(6)
Basic earnings per share	$0.98	$1.06	$(0.08)	(8)
Diluted earnings per share	$0.97	$1.04	$(0.07)	(7)

Weighted average shares outstanding:
Basic	116.4	115.5
Diluted	118.5	117.6

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the six months ended December 31, 2021 and 2020, and the dollar and percentage changes between periods:

	Six Months Ended December 31,
			Change
	2021	2020	$	%
	($ in millions)
Recurring fee revenues	$1,548.5	$1,322.2	$226.2	17
Event-driven fee revenues	141.1	90.0	51.0	57
Distribution revenues	768.4	675.0	93.4	14
Foreign currency exchange	(5.5)	(14.9)	9.4	(63)
Total	$2,452.5	$2,072.3	$380.1	18

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	5pts	3pts	9pts	17%

Revenues increased $380.1 million, or 18%, to $2,452.5 million from $2,072.3 million.
•Recurring fee revenues increased $226.2 million driven by 5 pts of growth from onboarding of new business and 3 pts from internal growth. Growth from acquisitions was 9 pts, most notably from our recent Itiviti acquisition which closed in May 2021.
•Event-driven fee revenues increased $51.0 million primarily due to increased mutual fund proxy activity.
•Distribution revenues increased $93.4 million primarily due to the increase in customer communication mailings and the recent postage rate increase.

Total operating expenses. Operating expenses increased $366.1 million, or 19%, to $2,280.3 million from $1,914.3 million as a result of an increase in both cost of revenues and selling, general and administrative expenses:
•Cost of revenues - The increase of $299.0 million in cost of revenues primarily reflects (i) the impact of higher amortization expense from acquired intangible assets (ii) higher distribution expenses, including the impact of the recent postage rate increase, and (iii) higher operating costs from acquisitions, partially offset by (iv) the absence of the real estate realignment charge that occurred in the prior year period.
•Selling, general and administrative expenses - The increase of $67.1 million in selling, general and administrative expenses primarily reflects (i) the impact of acquisitions, and (ii) higher professional services fees.
Interest expense, net. Interest expense, net was $44.0 million, an increase of $18.5 million, from $25.6 million for the six months ended December 31, 2020. The increase of $18.5 million was due to an increase in debt outstanding related to the May 2021 acquisition of Itiviti.
Other non-operating income, net. Other non-operating income, net for the six months ended December 31, 2021 was $2.0 million, compared to other non-operating income, net of $10.5 million for the six months ended December 31, 2020. The decrease of $8.5 million was primarily due to lower net gains on investments in the current year period as compared to the prior year period.
Provision for income taxes.
•Effective tax rate for the six months ended December 31, 2021: 12.1%
•Effective tax rate for the six months ended December 31, 2020: 14.6%

The decrease in the effective tax rate for the six months ended December 31, 2021 was driven by higher total discrete tax items, inclusive of the excess tax benefits related to equity compensation, compared to the prior year period.

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
Revenues

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2021	2020	$	%	2021	2020	$	%
	($ in millions)
Investor Communication Solutions	$893.3	$776.0	$117.3	15	$1,746.8	$1,521.5	$225.3	15
Global Technology and Operations	370.6	285.3	85.2	30	711.2	565.7	145.4	26
Foreign currency exchange	(4.3)	(6.4)	2.1	(33)	(5.5)	(14.9)	9.4	(63)
Total	$1,259.6	$1,054.9	$204.6	19	$2,452.5	$2,072.3	$380.1	18

Earnings Before Income Taxes

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2021	2020	$	%	2021	2020	$	%
	($ in millions)
Investor Communication Solutions	$58.8	$40.9	$17.9	44	$141.2	$93.3	$47.9	51
Global Technology and Operations	34.4	48.6	(14.2)	(29)	53.1	118.5	(65.4)	(55)
Other	(39.7)	(17.3)	(22.4)	129	(61.2)	(63.2)	2.0	(3)
Foreign currency exchange	(1.7)	(2.9)	1.2	(41)	(3.1)	(5.7)	2.6	(46)
Total	$51.9	$69.4	$(17.5)	(25)	$130.1	$143.0	$(12.9)	(9)

The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2021	2020	$	%	2021	2020	$	%
	($ in millions)
Investor Communication Solutions	$16.2	$22.2	$(6.0)	(27)	$37.1	$44.5	$(7.4)	(17)
Global Technology and Operations	47.6	10.7	36.9	NM	96.0	21.4	74.6	NM
Other	—	0.4	(0.4)	(100)	—	0.7	(0.7)	(100)
Foreign currency exchange	(1.3)	(0.7)	(0.6)	86	(1.9)	(1.7)	(0.2)	12
Total	$62.5	$32.6	$29.9	92	$131.2	$64.9	$66.3	102

NM - Not meaningful

Investor Communication Solutions
Revenues for the three months ended December 31, 2021 increased $117.3 million to $893.3 million from $776.0 million, and earnings before income taxes increased $17.9 million to $58.8 million from $40.9 million.
Revenues for the six months ended December 31, 2021 increased $225.3 million to $1,746.8 million from $1,521.5 million, and earnings before income taxes increased $47.9 million to $141.2 million from $93.3 million.

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2021	2020	$	%	2021	2020	$	%
	($ in millions)
Revenues
Recurring fee revenues	$427.1	$387.3	$39.7	10	$837.3	$756.5	$80.8	11
Event-driven fee revenues	64.7	44.9	19.9	44	141.1	90.0	51.0	57
Distribution revenues	401.5	343.8	57.7	17	768.4	675.0	93.4	14
Total	$893.3	$776.0	$117.3	15	$1,746.8	$1,521.5	$225.3	15

Earnings Before Income Taxes
Earnings before income taxes	$58.8	$40.9	$17.9	44	$141.2	$93.3	$47.9	51
Pre-tax Margin	6.6%	5.3%			8.1%	6.1%

	Points of Growth				Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	6pts	4pts	0pts	10%	6pts	5pts	0pts	11%
For the three months ended December 31, 2021:
•Recurring fee revenues grew 10% driven by Net New Business and Internal Growth. Internal Growth benefited from higher volume of mutual fund and exchange-traded fund communications.
•Event-driven fee revenues grew 44% primarily due to increased mutual fund proxy activity and mutual fund communications.
•Higher distribution revenues resulted primarily due to an increase in customer communication mailings and the recent postage rate increase.
•The earnings increase was primarily due to the increase in recurring and event-driven fee revenues. Pre-tax margins increased by 1.3 percentage points to 6.6% from 5.3%. Amortization expense from acquired intangibles decreased by $6.0 million to $16.2 million in the second quarter of fiscal year 2022 from $22.2 million in the prior period.
For the six months ended December 31, 2021:
•Recurring fee revenues grew 11% driven by Net New Business and Internal Growth. Internal Growth benefited from higher volume of mutual fund and exchange-traded fund communications and equity proxy.
•Event-driven fee revenues grew 57% primarily due to increased mutual fund proxy activity.
•Higher distribution revenues resulted primarily due to an increase in customer communication mailings and the recent postage rate increase.
•The earnings increase was primarily due to the increase in recurring and event-driven fee revenues. Pre-tax margins increased by 2.0 percentage points to 8.1% from 6.1%. Amortization expense from acquired intangibles decreased by $7.4 million to $37.1 million in the six months ended December 31, 2021 from $44.5 million in the prior period.

Global Technology and Operations
Revenues for the three months ended December 31, 2021 increased $85.2 million to $370.6 million from $285.3 million, and earnings before income taxes decreased $14.2 million to $34.4 million from $48.6 million.
Revenues for the six months ended December 31, 2021 increased $145.4 million to $711.2 million from $565.7 million, and earnings before income taxes decreased $65.4 million to $53.1 million from $118.5 million.

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2021	2020	$	%	2021	2020	$	%
	($ in millions)
Revenues
Recurring fee revenues	$370.6	$285.3	$85.2	30	$711.2	$565.7	$145.4	26

Earnings Before Income Taxes
Earnings before income taxes	$34.4	$48.6	$(14.2)	(29)	$53.1	$118.5	$(65.4)	(55)
Pre-tax Margin	9.3%	17.0%			7.5%	20.9%

	Points of Growth				Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	4pts	4pts	22pts	30%	4pts	1pt	21pt	26%

For the three months ended December 31, 2021:
•Recurring fee revenues increased $85.2 million, or 30%, to $370.6 million. The growth was driven by 22pts of growth from acquisitions, primarily Itiviti, as well as 8 pts of organic growth from onboarding of new clients and higher license revenues.
•The earnings decrease was driven by increased amortization of acquired intangibles and increased expenditures to implement and support new business, partially offset by contribution from higher recurring revenues. Pre-tax margins decreased by 7.7 percentage points to 9.3% from 17.0%. Amortization expense from acquired intangibles increased by $36.9 million to $47.6 million in the second quarter of fiscal year 2022 from $10.7 million in the prior year period primarily as a result of the Itiviti acquisition.
For the six months ended December 31, 2021:
•Recurring fee revenues increased $145.4 million, or 26%, to $711.2 million. The growth was driven by 21pts of growth from acquisitions, primarily Itiviti, as well as 5 pts of organic growth mainly from onboarding of new clients.
•The earnings decrease was driven by increased amortization of acquired intangibles and increased expenditures to implement and support new business, partially offset by contribution from higher recurring revenues. Pre-tax margins decreased by 13.4 percentage points to 7.5% from 20.9%. Amortization expense from acquired intangibles increased by $74.6 million to $96.0 million in the first six months of fiscal year 2022 from $21.4 million in the prior year period primarily as a result of the Itiviti acquisition.
Other
Loss before income taxes was $39.7 million for the three months ended December 31, 2021, an increase of $22.4 million compared to $17.3 million for the three months ended December 31, 2020.
•The increased loss before income taxes was primarily due to (i) higher interest expense due to an increase in average debt outstanding and (ii) higher spend on technology and other initiatives.
Loss before income taxes was $61.2 million for the six months ended December 31, 2021, a decrease of $2.0 million compared to $63.2 million for the six months ended December 31, 2020.

•The decreased loss before income taxes was primarily due to (i) the absence of the real estate realignment charge that occurred in the prior year period in which the Company recorded lease and other facility exit costs of $31.7 million, partially offset by (ii) higher interest expense due to an increase in average debt outstanding, and (iii) higher spend on technology and other initiatives.
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
Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Earnings and Adjusted Earnings Per Share
These Non-GAAP measures reflect Operating income, Operating income margin, Net earnings, and Diluted earnings per share, each as adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items the exclusion of which management believes provides insight regarding our ongoing operating performance. Depending on the period presented, these adjusted measures exclude the impact of certain of the following items: (i) Amortization of Acquired Intangibles and Purchased Intellectual Property, (ii) Acquisition and Integration Costs, (iii) Real Estate Realignment and Covid-19 Related Expenses, (iv) Investment Gains, and (v) Software Charge. Amortization of Acquired Intangibles and Purchased Intellectual Property represents non-cash amortization expenses associated with the Company's acquisition activities. Acquisition and Integration Costs represent certain transaction and integration costs associated with the Company’s acquisition activities. Real Estate Realignment and Covid-19 Related Expenses represent costs associated with the Company’s real estate realignment initiative, including lease exit and impairment charges and other facility exit costs, as well as certain expenses associated with the Covid-19 pandemic. Investment Gains represent non-operating, non-cash gains on privately held investments. Software Charge represents a charge related to an internal use software product that is no longer expected to be used.
We exclude Acquisition and Integration Costs, Real Estate Realignment and Covid-19 Related Expenses, Investment Gains, and the Software Charge from our Adjusted Operating income (as applicable) and other adjusted earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and enhances comparability across fiscal reporting periods, as these items are not reflective of our underlying operations or performance. We also exclude the impact of Amortization of Acquired Intangibles and Purchased Intellectual Property, as these non-cash amounts are significantly impacted by the timing and size of individual acquisitions and do not factor into the Company's capital allocation decisions, management compensation metrics or multi-year objectives. Furthermore, management believes that this adjustment enables better comparison of our results as Amortization of Acquired Intangibles and Purchased Intellectual Property will not recur in future periods once such intangible assets have been fully amortized. Although we exclude Amortization of Acquired Intangibles and Purchased Intellectual Property from our adjusted earnings measures, our management believes that it is important for investors to understand that these intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets.
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

Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in millions)
Operating income (GAAP)	$68.9	$79.5	$172.1	$158.1
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	62.5	32.6	131.2	64.9
Acquisition and Integration Costs	7.8	0.7	10.7	2.4
Real Estate Realignment and Covid-19 Related Expenses	1.7	5.8	3.5	37.8
Software Charge	—	—	—	6.0
Adjusted Operating income (Non-GAAP)	$140.8	$118.6	$317.5	$269.1
Operating income margin (GAAP)	5.5%	7.5%	7.0%	7.6%
Adjusted Operating income margin (Non-GAAP)	11.2%	11.2%	12.9%	13.0%

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in millions)
Net earnings (GAAP)	$47.2	$56.3	$114.4	$122.1
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	62.5	32.6	131.2	64.9
Acquisition and Integration Costs	7.8	0.7	10.7	2.4
Real Estate Realignment and Covid-19 Related Expenses	1.7	5.8	3.5	37.8
Investment Gains	(7.5)	—	(7.5)	(8.7)
Software Charge	—	—	—	6.0
Subtotal of adjustments	64.4	39.1	137.8	102.3
Tax impact of adjustments (a)	(14.3)	(9.5)	(28.7)	(24.1)
Adjusted Net earnings (Non-GAAP)	$97.3	$85.9	$223.5	$200.3

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Diluted earnings per share (GAAP)	$0.40	$0.48	$0.97	$1.04
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.53	0.28	1.11	0.55
Acquisition and Integration Costs	0.07	0.01	0.09	0.02
Real Estate Realignment and Covid-19 Related Expenses	0.01	0.05	0.03	0.32
Investment Gains	(0.06)	—	(0.06)	(0.07)
Software Charge	—	—	—	0.05
Subtotal of adjustments	0.54	0.33	1.16	0.87
Tax impact of adjustments (a)	(0.12)	(0.08)	(0.24)	(0.21)
Adjusted earnings per share (Non-GAAP)	$0.82	$0.73	$1.89	$1.70
(a) Calculated using the GAAP effective tax rate, adjusted to exclude $7.1 million and $11.5 million of excess tax benefits associated with stock-based compensation for the three and six months ended December 31, 2021, respectively, and $3.6 million and $12.8 million of excess tax benefits associated with stock-based compensation for the three and six months ended December 31, 2020, respectively. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Six Months Ended December 31,
	2021	2020
	(in millions)
Net cash flows (used in) provided by operating activities (GAAP)	$(94.6)	$83.3
Capital expenditures and Software purchases and capitalized internal use software	(29.2)	(50.8)
Proceeds from asset sales	—	18.0
Free cash flow (Non-GAAP)	$(123.8)	$50.5

Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	December 31, 2021	June 30, 2021
	(in millions)
Cash and cash equivalents:
Domestic cash	$72.5	$40.9
Cash held by foreign subsidiaries	153.8	159.8
Cash held by regulated entities	54.8	73.8
Total cash and cash equivalents	$281.2	$274.5

At December 31, 2021, Cash and cash equivalents were $281.2 million and Total stockholders’ equity was $1,748.1 million. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases. Given the volatility in the rapidly changing market and economic conditions related to the Covid-19 pandemic, we will continue to evaluate the nature and extent of the impact of the Covid-19 pandemic on our business and financial position.
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

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at December 31, 2021	Carrying value at December 31, 2021	Carrying value at June 30, 2021	Unused Available Capacity	Fair Value at December 31, 2021
			(in millions)
Long-term debt
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$305.0	$305.0	$20.0	$795.0	$305.0
Multicurrency tranche	April 2026	76.0	76.0	94.4	324.0	76.0
Total Revolving Credit Facility		381.0	381.0	114.4	1,119.0	381.0

Fiscal 2021 Term Loans	May 2024	1,550.0	1,544.6	1,543.4	—	1,550.0

Fiscal 2016 Senior Notes	June 2026	500.0	497.0	496.7	—	534.2
Fiscal 2020 Senior Notes	December 2029	750.0	743.0	742.5	—	775.6
Fiscal 2021 Senior Notes	May 2031	1,000.0	991.1	990.6	—	1,007.9
Total Senior Notes		2,250.0	2,231.1	2,229.8	—	2,317.7

Total debt		$4,181.0	$4,156.6	$3,887.6	$1,119.0	$4,248.7
Future principal payments on our outstanding debt are as follows:

Years ending June 30,	2022	2023	2024	2025	2026	Thereafter	Total
(In millions)	$—	$—	$1,550.0	$—	$881.0	$1,750.0	$4,181.0
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
In March 2021, the Company entered into a term credit agreement, as amended on December 23, 2021, (“Term Credit Agreement”) providing for term loan commitments in an aggregate principal amount of $2.55 billion, comprised of a $1.0 billion tranche (“Tranche 1”) and a $1.55 billion tranche (“Tranche 2,” together with Tranche 1, the “Fiscal 2021 Term Loans”). The Tranche 1 Loans were repaid in full in May 2021. The Tranche 2 Loans will mature in May 2024 on the third anniversary of the Funding Date. The proceeds of the Fiscal 2021 Term Loans were used by the Company to solely finance the Itiviti acquisition and pay certain fees and expenses in connection therewith. Interest on the outstanding portion of the Fiscal 2021 Term Loans bears interest at LIBOR plus 0.875% per annum (subject to step-ups to LIBOR plus 1.250% or a step-down to LIBOR plus 0.750% based on ratings).
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
Cash Flows

	Six Months Ended December 31,
			Change
	2021	2020	$
	(in millions)
Net cash flows (used in) provided by operating activities	$(94.6)	$83.3	$(178.0)
Net cash flows used in investing activities	(53.9)	(43.9)	(10.0)
Net cash flows provided by (used in) financing activities	159.2	(156.6)	315.8
Effect of exchange rate changes on Cash and cash equivalents	(4.1)	6.2	(10.3)
Net change in Cash and cash equivalents	$6.6	$(111.0)	$117.6

Free cash flow:
Net cash flows (used in) provided by operating activities (GAAP)	$(94.6)	$83.3	$(178.0)
Capital expenditures and Software purchases and capitalized internal use software	(29.2)	(50.8)	21.6
Proceeds from asset sales	—	18.0	(18.0)
Free cash flow (Non-GAAP)	$(123.8)	$50.5	$(174.3)

The increase in cash used in operating activities of $178.0 million in the six months ended December 31, 2021, as compared to the six months ended December 31, 2020, was primarily due to higher cash used in working capital and increased scaling of client-related platform implementation and development as compared to the prior year period.
The increase in cash used in investing activities of $10.0 million in the six months ended December 31, 2021, as compared to the six months ended December 31, 2020, primarily reflects higher acquisition activity and the absence of the $18 million in proceeds from asset sales which occurred in the prior year period, partially offset by lower capital expenditures.
The increase in cash provided by financing activities of $315.8 million in the six months ended December 31, 2021, as compared to the six months ended December 31, 2020, primarily reflects higher borrowings net of repayments in the current year period as compared to the prior year period.
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

Contractual Obligations
Data Center Agreements
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. On July 28, 2021, the Company entered into a novation agreement with IBM (the “U.S. Novation Agreement”) pursuant to which IBM novated the Amended IT Services Agreement to Kyndryl, Inc., an entity formed in connection with IBM’s spin-off of its managed infrastructure services business (“Kyndryl”), effective September 1, 2021. Fixed minimum commitments remaining under the Amended IT Services Agreement at December 31, 2021 are $169.7 million through fiscal year 2027, the final year of the Amended IT Services Agreement.
In December 2019, the Company and IBM entered into an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and that such transferred employees are expected to continue providing services to the Company on behalf of IBM under the Private Cloud Agreement. Pursuant to the Private Cloud Agreement, the Company agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide to IBM. The transfer of the Hardware and Maintenance Contracts to IBM closed on September 30, 2020 for a selling price of $18.0 million. On July 28, 2021, IBM novated the Private Cloud Agreement to Kyndryl, effective September 1, 2021, pursuant to the U.S. Novation Agreement. Fixed minimum commitments remaining under the Private Cloud Agreement at December 31, 2021 are $191.0 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premises solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. On August 19, 2021, the Company entered into a novation agreement with IBM UK pursuant to which IBM UK novated the EU IT Services Agreement to Kyndryl UK Limited, effective September 1, 2021. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at December 31, 2021 are $30.5 million through fiscal year 2029, the final year of the contract.
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimums remaining under the AWS Cloud Agreement at December 31, 2021 are $250.0 million through December 31, 2026.
The Company has an equity method investment that is a variable interest in a variable interest entity, the Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $33.5 million as of December 31, 2021, which represents the carrying value of the Company's investments.
In addition, as of December 31, 2021, the Company also has a future commitment to fund $1.5 million to one of the Company’s other investees.

Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at December 31, 2021.
Off-balance Sheet Arrangements
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company was not a party to any outstanding derivative financial instruments at December 31, 2021 and June 30, 2021. In March 2021, the Company entered into a derivative instrument designed to mitigate the Company’s exposure to the impact of changes in interest rates on the Fiscal 2021 Senior Notes.
The Company executed a forward treasury lock agreement (“Treasury Lock”), designated as a cash flow hedge, in the aggregate notional amount of $1.0 billion to manage exposure to fluctuations in the benchmark interest rate associated with the Fiscal 2021 Senior Notes, which were used to pay down a portion of the Term Credit Agreement associated with the Itiviti acquisition. Accordingly, changes in the fair value of the Treasury Lock were recorded as part of Other comprehensive income (loss), net each period up to when the Treasury Lock was settled. In May 2021, the Treasury Lock was settled for a pre-tax loss of $11.0 million, after which the final settlement loss will be amortized into Interest expense, net ratably over the ten year term of the Fiscal 2021 Senior Notes. The expected amount of the existing loss that will be amortized into earnings before income taxes within the next twelve months is approximately $1.1 million.
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
Item 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2021 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our second fiscal quarter ended December 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2021 - October 31, 2021	2,619	$166.02	—	9,586,545
November 1, 2021 - November 30, 2021	1,965	177.24	—	9,586,545
December 1, 2021 - December 31, 2021	4,895	177.24	—	9,586,545
Total	9,479	$174.14	—
_____________
(1)Represents shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2)During the fiscal quarter ended December 31, 2021, the Company did not repurchase shares of common stock under its share repurchase program. At December 31, 2021, the Company had 9.6 million shares available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

Item 6.    EXHIBITS
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1
First Amendment dated as of December 23, 2021 to the Term Credit Agreement dated as of March 27, 2021, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.2
First Amendment dated as of December 23, 2021 to the Amended and Restated Credit Agreement dated as of April 23, 2021, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and six months ended December 31, 2021 and 2020, (ii) condensed consolidated statements of comprehensive income for the three and six months ended December 31, 2021 and 2020, (iii) condensed consolidated balance sheets as of December 31, 2021 and June 30, 2021, (iv) condensed consolidated statements of cash flows for the six months ended December 31, 2021 and 2020, (v) condensed consolidated statements of stockholders’ equity for the three and six months ended December 31, 2021 and 2020, and (vi) the notes to the condensed consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: February 1, 2022	By:	/s/ Edmund L. Reese
Edmund L. Reese
Corporate Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)