Form 10-Q
period 2022-03-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2022-05-03
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 28, 2022, was 117,226,832 shares.

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
•overall market, economic and geopolitical conditions and their impact on the securities markets;
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

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended March 31,		Nine Months Ended March 31,
		2022	2021	2022	2021
Revenues	(Note 3)	$1,533.7	$1,389.8	$3,986.2	$3,462.1
Operating expenses:
Cost of revenues		1,077.6	960.5	2,970.1	2,554.1
Selling, general and administrative expenses		210.1	190.0	597.9	510.8
Total operating expenses		1,287.7	1,150.6	3,568.0	3,064.8
Operating income		246.0	239.2	418.2	397.3
Interest expense, net	(Note 5)	(20.0)	(11.8)	(64.0)	(37.3)
Other non-operating expense, net		(2.7)	(10.6)	(0.7)	(0.1)
Earnings before income taxes		223.3	216.9	353.4	359.8
Provision for income taxes	(Note 13)	46.8	51.9	62.4	72.7
Net earnings		$176.6	$165.0	$291.0	$287.1

Basic earnings per share		$1.51	$1.42	$2.50	$2.48
Diluted earnings per share		$1.49	$1.40	$2.46	$2.44

Weighted-average shares outstanding:
Basic	(Note 4)	116.8	115.8	116.5	115.6
Diluted	(Note 4)	118.6	118.0	118.5	117.7

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net earnings	$176.6	$165.0	$291.0	$287.1
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(58.3)	26.5	(160.8)	68.6
Pension and post-retirement liability adjustment, net of taxes of $(0.2) and $(0.2) for the three months ended March 31, 2022 and 2021, respectively; and $(0.5) and $(0.6) for the nine months ended March 31, 2022 and 2021, respectively	0.5	0.6	1.5	1.8
Cash flow hedge amortization, net of taxes of $(0.1) and $($1.9) for the three months ended March 31, 2022 and 2021, respectively; and $(0.2) and $($1.9) for the nine months ended March 31, 2022 and 2021, respectively	0.2	5.9	0.6	5.9
Total other comprehensive income (loss), net	(57.6)	33.1	(158.7)	76.4
Comprehensive income	$119.0	$198.1	$132.3	$363.5

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		March 31, 2022	June 30, 2021
Assets
Current assets:
Cash and cash equivalents		$277.2	$274.5
Accounts receivable, net of allowance for doubtful accounts of $5.2 and $9.3, respectively		988.0	820.3
Other current assets		229.9	166.4
Total current assets		1,495.1	1,261.3
Property, plant and equipment, net		164.7	177.2
Goodwill		3,578.4	3,720.1
Intangible assets, net		1,170.5	1,425.0
Deferred client conversion and start-up costs		1,122.3	773.7
Other non-current assets	(Note 8)	818.4	762.5
Total assets		$8,349.5	$8,119.8
Liabilities and Stockholders’ Equity
Current liabilities:
Payables and accrued expenses	(Note 9)	$965.8	$1,102.7
Contract liabilities		211.1	185.3
Total current liabilities		1,176.8	1,288.0
Long-term debt	(Note 10)	4,167.0	3,887.6
Deferred taxes		428.3	400.7
Contract liabilities		219.9	197.2
Other non-current liabilities	(Note 11)	536.4	537.2
Total liabilities		6,528.4	6,310.6
Commitments and contingencies	(Note 14)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 116.9 and 116.1 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,333.4	1,245.5
Retained earnings		2,650.9	2,583.8
Treasury stock, at cost: 37.6 and 38.3 shares, respectively		(2,015.3)	(2,030.9)
Accumulated other comprehensive income (loss)	(Note 15)	(149.5)	9.2
Total stockholders’ equity		1,821.0	1,809.1
Total liabilities and stockholders’ equity		$8,349.5	$8,119.8

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net earnings	$291.0	$287.1
Adjustments to reconcile net earnings to net cash flows (used in) provided by operating activities:
Depreciation and amortization	62.4	47.6
Amortization of acquired intangibles and purchased intellectual property	192.0	96.8
Amortization of other assets	97.6	83.1
Write-down of long-lived assets and related charges	9.5	34.7
Stock-based compensation expense	54.8	46.4
Deferred income taxes	47.7	24.2
Other	(17.8)	(36.5)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Increase in Accounts receivable, net	(134.7)	(138.3)
Increase in Other current assets	(54.1)	(21.7)
Increase (Decrease) in Payables and accrued expenses	(152.7)	1.6
Increase in Contract liabilities	36.1	12.7
Non-current assets and liabilities:
Increase in Other non-current assets	(515.0)	(317.6)
Increase in Other non-current liabilities	69.3	69.3
Net cash flows (used in) provided by operating activities	(13.9)	189.5
Cash Flows From Investing Activities
Capital expenditures	(21.9)	(41.5)
Software purchases and capitalized internal use software	(32.5)	(29.7)
Proceeds from asset sales	—	18.0
Acquisitions, net of cash acquired	(13.3)	—
Other investing activities	(13.2)	(11.8)
Net cash flows used in investing activities	(81.0)	(65.0)
Cash Flows From Financing Activities
Debt proceeds	600.0	725.0
Debt repayments	(320.5)	(780.6)
Dividends paid	(215.9)	(195.1)
Purchases of Treasury stock	(2.1)	(1.0)
Proceeds from exercise of stock options	50.4	33.9
Other financing activities	(8.2)	(37.3)
Net cash flows provided by (used in) financing activities	103.6	(255.1)
Effect of exchange rate changes on Cash and cash equivalents	(6.0)	9.7
Net change in Cash and cash equivalents	2.7	(120.8)
Cash and cash equivalents, beginning of period	274.5	476.6
Cash and cash equivalents, end of period	$277.2	$355.8
Supplemental disclosure of cash flow information:
Cash payments made for interest	$46.3	$33.0
Cash payments made for income taxes, net of refunds	$68.4	$70.6
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$12.0	$39.5
                 Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2021	154.5	$1.6	$1,307.7	$2,549.1	$(2,018.4)	$(91.9)	$1,748.1
Comprehensive income (loss)	—	—	—	176.6	—	(57.6)	119.0
Stock option exercises	—	—	10.7	—	—	—	10.7
Stock-based compensation	—	—	18.4	—	—	—	18.4
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(0.4)	—	(0.4)
Treasury stock reissued (0.2 shares)	—	—	(3.5)	—	3.5	—	—
Common stock dividends ($0.64 per share)	—	—	—	(74.8)	—	—	(74.8)
Balances, March 31, 2022	154.5	$1.6	$1,333.4	$2,650.9	$(2,015.3)	$(149.5)	$1,821.0

	Nine Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2021	154.5	$1.6	$1,245.5	$2,583.8	$(2,030.9)	$9.2	$1,809.1
Comprehensive income (loss)	—	—	—	291.0	—	(158.7)	132.3
Stock option exercises	—	—	51.3	—	—	—	51.3
Stock-based compensation	—	—	54.3	—	—	—	54.3
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(2.1)	—	(2.1)
Treasury stock reissued (0.8 shares)	—	—	(17.7)	—	17.7	—	—
Common stock dividends ($1.92 per share)	—	—	—	(223.9)	—	—	(223.9)
Balances, March 31, 2022	154.5	$1.6	$1,333.4	$2,650.9	$(2,015.3)	$(149.5)	$1,821.0

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2020	154.5	$1.6	$1,219.6	$2,291.8	$(2,021.8)	$(57.1)	$1,434.0
Comprehensive income (loss)	—	—	—	165.0	—	33.1	198.1
Stock option exercises	—	—	6.6	—	—	—	6.6
Stock-based compensation	—	—	17.6	—	—	—	17.6
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(0.3)	—	(0.3)
Treasury stock reissued (0.1 shares)	—	—	(2.5)	—	2.5	—	—
Common stock dividends ($0.575 per share)	—	—	—	(66.6)	—	—	(66.6)
Balances, March 31, 2021	154.5	$1.6	$1,241.2	$2,390.2	$(2,019.6)	$(24.1)	$1,589.3

	Nine Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2020	154.5	$1.6	$1,178.5	$2,302.6	$(2,035.7)	$(100.4)	$1,346.5
Comprehensive income (loss)	—	—	—	287.1	—	76.4	363.5
Stock option exercises	—	—	33.9	—	—	—	33.9
Stock-based compensation	—	—	46.1	—	—	—	46.1
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(1.0)	—	(1.0)
Treasury stock reissued (0.8 shares)	—	—	(17.2)	—	17.2	—	—
Common stock dividends ($1.725 per share)	—	—	—	(199.5)	—	—	(199.5)
Balances, March 31, 2021	154.5	$1.6	$1,241.2	$2,390.2	$(2,019.6)	$(24.1)	$1,589.3

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
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with SEC requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest, entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 12, 2021. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position on March 31, 2022 and June 30, 2021, the results of its operations for the three and nine months ended March 31, 2022 and 2021, its cash flows for the nine months ended March 31, 2022 and 2021, and its changes in stockholders’ equity for the three and nine months ended March 31, 2022 and 2021. Certain prior period amounts have been reclassified to conform to the current year presentation where applicable.
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

	Three Months Ended March 31,		Nine Months Ended March 31,

	2022	2021	2022	2021
	(in millions)
Investor Communication Solutions
Regulatory	$321.7	$285.3	$653.5	$564.8
Data-driven fund solutions	90.7	85.9	262.9	251.0
Issuer	46.3	44.1	90.6	82.6
Customer communications	171.5	161.6	460.6	435.0
Total ICS Recurring fee revenues	630.2	576.9	1,467.5	1,333.4

Equity and other	25.0	39.9	77.2	78.6
Mutual funds	33.7	33.2	122.6	84.6
Total ICS Event-driven fee revenues	58.7	73.1	199.8	163.2

Distribution revenues	472.4	447.0	1,240.9	1,122.0

Total ICS Revenues	$1,161.4	$1,097.1	$2,908.2	$2,618.6

Global Technology and Operations
Capital markets	$247.2	$158.6	$680.7	$473.3
Wealth and investment management	134.3	137.5	412.0	388.5
Total GTO Recurring fee revenues	381.5	296.1	1,092.6	861.8

Foreign currency exchange	(9.1)	(3.4)	(14.6)	(18.3)

Total Revenues	$1,533.7	$1,389.8	$3,986.2	$3,462.1

Revenues by Type
Recurring fee revenues	$1,011.7	$873.0	$2,560.2	$2,195.2
Event-driven fee revenues	58.7	73.1	199.8	163.2
Distribution revenues	472.4	447.0	1,240.9	1,122.0
Foreign currency exchange	(9.1)	(3.4)	(14.6)	(18.3)
Total Revenues	$1,533.7	$1,389.8	$3,986.2	$3,462.1

Contract Balances
The following table provides information about contract assets and liabilities:

	March 31, 2022	June 30, 2021
	(in millions)
Contract assets	$122.1	$89.8
Contract liabilities	$431.0	$382.5
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
During the nine months ended March 31, 2022, contract assets increased primarily due to an increase in software term license revenues recognized but not yet invoiced and contract liabilities increased due to the timing of client invoices in relation to the timing of revenue recognized. The Company recognized $210.1 million of revenue during the nine months ended March 31, 2022 that was included in the contract liability balance as of June 30, 2021.

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
The computation of diluted EPS excluded 0.7 million options to purchase Broadridge common stock for the three months ended March 31, 2022, and 0.7 million options to purchase Broadridge common stock for the nine months ended March 31, 2022, as the effect of their inclusion would have been anti-dilutive.
The computation of diluted EPS excluded 0.3 million options to purchase Broadridge common stock for the three months ended March 31, 2021, and 0.4 million options to purchase Broadridge common stock for the nine months ended March 31, 2021, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Weighted-average shares outstanding:
Basic	116.8	115.8	116.5	115.6
Common stock equivalents	1.8	2.1	2.0	2.1
Diluted	118.6	118.0	118.5	117.7

NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Interest expense on borrowings	$(20.3)	$(12.0)	$(66.1)	$(39.2)
Interest income	0.3	0.3	2.1	1.9
Interest expense, net	$(20.0)	$(11.8)	$(64.0)	$(37.3)

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
During the nine months ended March 31, 2022, there were no material acquisitions.
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

Fiscal Year 2021 Acquisitions:

BUSINESS COMBINATIONS

Financial information on each transaction is as follows:

	Itiviti	Advisor-Stream	Total
	(in millions)
Cash payments, net of cash acquired	$2,580.4	$23.2	$2,603.6
Deferred payments, net	—	2.9	2.9
Contingent consideration liability	—	8.5	8.5
Aggregate purchase price	$2,580.4	$34.5	$2,615.0

Net tangible assets acquired / (liabilities assumed)	$(218.1)	$(3.3)	$(221.3)
Goodwill	1,893.9	27.3	1,921.1
Intangible assets	904.6	10.5	915.1
Aggregate purchase price	$2,580.4	$34.5	$2,615.0
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

The following summarizes the allocation of purchase price for the Itiviti acquisition (in millions):

Itiviti

Accounts receivable	$39.6
Other current assets	14.7
Property, plant and equipment	8.2
Intangible assets	904.6
Goodwill	1,893.9
Other non-current assets	48.5
Payables and accrued expenses	(45.9)
Current contract liabilities	(55.4)
Deferred taxes	(195.4)
Other long term liabilities	(32.4)
Consideration paid, net of cash acquired	$2,580.4
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
The following tables set forth the Company’s financial assets and liabilities at March 31, 2022 and June 30, 2021, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (a)	$—	$—	$—	$—
Other current assets:
Securities	0.6	—	—	0.6
Other non-current assets:
Securities	126.9	—	—	126.9
Derivative asset	—	28.1	—	28.1
Total assets as of March 31, 2022	$127.5	$28.1	$—	$155.5
Liabilities:
Contingent consideration obligations	—	—	18.3	18.3
Total liabilities as of March 31, 2022	$—	$—	$18.3	$18.3

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (a)	$—	$—	$—	$—
Other current assets:
Securities	0.7	—	—	0.7
Other non-current assets:
Securities	120.6	—	—	120.6
Total assets as of June 30, 2021	$121.2	$—	$—	$121.2
Liabilities:
Contingent consideration obligations	—	—	23.2	23.2
Total liabilities as of June 30, 2021	$—	$—	$23.2	$23.2
_________
(a)Money market funds include money market deposit account balances of $0.0 million and less than $0.1 million as of March 31, 2022 and June 30, 2021, respectively.
In addition, the Company has non-marketable securities with a carrying amount of $46.4 million and $37.5 million as of March 31, 2022 and June 30, 2021, respectively, that are classified as Level 2 financial assets and included as part of Other non-current assets on the Condensed Consolidated Balance Sheets.
The following table sets forth an analysis of changes during the three and nine months ended March 31, 2022 and 2021, respectively, in Level 3 financial liabilities of the Company:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Beginning balance	$18.8	$17.8	$23.2	$33.1
Net increase in contingent consideration liability	—	—	1.1	—
Foreign currency impact on contingent consideration liability	(0.2)	0.3	(0.8)	1.8
Payments	(0.3)	(0.8)	(5.2)	(17.5)
Ending balance	$18.3	$17.3	$18.3	$17.3
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.

NOTE 8. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	March 31, 2022	June 30, 2021
	(in millions)
ROU assets (a)	$243.0	$262.0
Long-term investments	208.2	194.0
Deferred sales commissions costs	106.5	108.6
Contract assets (b)	122.1	89.8
Long-term broker fees	39.5	48.7
Deferred data center costs (c)	20.2	24.3
Other	78.8	35.0
Total	$818.4	$762.5
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
Deferred Client Conversion and Start-Up Costs are direct costs incurred to set up or convert a client’s systems to function with the Company’s technology, and are generally deferred and recognized on a straight-line basis over the service term of the arrangement to which the costs relate, which commences when the client goes live with the Company’s services. The key judgment for determining the amount of costs to be deferred relates to the extent to which such costs are recoverable. This estimate includes (i) projected future client revenues, including variable revenues, offset by an estimate of conversion costs including an estimate of onboarding costs as well as ongoing operational costs, and (ii) an estimate of the expected client life. This is also the basis for which the Company assesses such costs for impairment.
The two main categories of assets comprising Deferred client conversion and start-up costs of $1,122.3 million as of March 31, 2022 consisted of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $1,113.6 million, as well as other start-up costs of $8.7 million. Deferred client conversion and start-up costs of $773.7 million as of June 30, 2021 consisted of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $761.7 million, as well as other start-up costs of $12.0 million.
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses during the three months ended March 31, 2022 and 2021, were $23.8 million and $20.4 million, respectively.
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses during the nine months ended March 31, 2022 and 2021, were $74.5 million and $60.2 million, respectively.

NOTE 9. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	March 31, 2022	June 30, 2021
	(in millions)
Accounts payable	$197.5	$248.9
Employee compensation and benefits	293.2	343.7
Accrued broker fees	101.4	136.0
Accrued dividend payable	74.8	66.8
Business process outsourcing administration fees	71.6	66.1
Customer deposits	66.7	55.5
Operating lease liabilities	40.0	40.2
Accrued taxes	32.6	42.6
Other	87.9	102.9
Total	$965.8	$1,102.7

NOTE 10. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at March 31, 2022	Carrying value at March 31, 2022	Carrying value at June 30, 2021	Unused Available Capacity	Fair Value at March 31, 2022
			(in millions)
Long-term debt
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$365.0	$365.0	$20.0	$735.0	$365.0
Multicurrency tranche	April 2026	25.1	25.1	94.4	374.9	25.1
Total Revolving Credit Facility		390.1	390.1	114.4	1,109.9	390.1

Fiscal 2021 Term Loans	May 2024	1,550.0	1,545.2	1,543.4	—	1,550.0

Fiscal 2016 Senior Notes	June 2026	500.0	497.2	496.7	—	503.5
Fiscal 2020 Senior Notes	December 2029	750.0	743.2	742.5	—	712.8
Fiscal 2021 Senior Notes	May 2031	1,000.0	991.3	990.6	—	907.6
Total Senior Notes		2,250.0	2,231.7	2,229.8	—	2,123.8

Total debt		$4,190.1	$4,167.0	$3,887.6	$1,109.9	$4,064.0
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2022	2023	2024	2025	2026	Thereafter	Total
(in millions)	$—	$—	$1,550.0	$—	$890.1	$1,750.0	$4,190.1

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
The weighted-average interest rate on the Revolving Credit Facilities was 1.20% and 1.19% for the three and nine months ended March 31, 2022, respectively, and 1.18% and 1.21% for the three and nine months ended March 31, 2021, respectively. The fair value of the variable-rate Fiscal 2021 Revolving Credit Facility borrowings at March 31, 2022 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Under the Fiscal 2021 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Yen, and Swedish Kronor initially bear interest at LIBOR, CDOR, EURIBOR, TIBOR and STIBOR, respectively, plus 1.015% per annum (subject to step-ups to 1.175% and step-downs to 0.805% based on ratings) and revolving loans denominated in Sterling initially bear interest at SONIA plus 1.0476% per annum (subject to step-ups to 1.2076% and step-downs to 0.8376% based on ratings). The Fiscal 2021 Revolving Credit Facility also has an annual facility fee equal to 11.0 basis points on the entire facility (subject to step-ups to 20.0 basis points and step-downs to 7.0 basis points based on ratings). The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2021 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2021 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At March 31, 2022, the Company is in compliance with all covenants of the Fiscal 2021 Revolving Credit Facility.
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

The Company may voluntarily prepay, in whole or in part and without premium or penalty. In the event of receipt of cash proceeds by the Company or its subsidiaries from certain incurrences of indebtedness, certain equity issuances, and certain sales, transfers or other dispositions of assets, the Company will be required to prepay outstanding Loans, subject to certain limitations and qualifications as set forth in the Term Credit Agreement. The Term Credit Agreement is subject to certain covenants, including a leverage ratio. At March 31, 2022, the Company is in compliance with all covenants of the Fiscal 2021 Term Loans.
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At March 31, 2022, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at March 31, 2022 and June 30, 2021 was $503.5 million and $549.0 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At March 31, 2022, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at March 31, 2022 and June 30, 2021 was $712.8 million and $791.3 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2021 Senior Notes: In May 2021, the Company completed an offering of $1.0 billion in aggregate principal amount of senior notes (the “Fiscal 2021 Senior Notes”). The Fiscal 2021 Senior Notes will mature on May 1, 2031 and bear interest at a rate of 2.60% per annum. Interest on the Fiscal 2021 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Fiscal 2021 Senior Notes were issued at a price of 99.957% (effective yield to maturity of 2.605%). The indenture governing the Fiscal 2021 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At March 31, 2022, the Company is in compliance with the covenants of the indenture governing the Fiscal 2021 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2021 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2021 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2021 Senior Notes at March 31, 2022 and June 30, 2021 was $907.6 million and $1.02 billion, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2021 Revolving Credit Facility, Fiscal 2021 Term Loans, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of March 31, 2022 and June 30, 2021, respectively, there were no outstanding borrowings under these lines of credit.
NOTE 11. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	March 31, 2022	June 30, 2021
	(in millions)
Operating lease liabilities	$245.9	$263.1
Post-employment retirement obligations	175.8	162.8
Non-current income taxes	56.6	48.2
Acquisition related contingencies	15.7	15.1
Other	42.3	48.0
Total	$536.4	$537.2

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

The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The Broadridge SORP and SERP are nonqualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $60.6 million at March 31, 2022 and $62.6 million at June 30, 2021 and are included in Other non-current assets in the accompanying Condensed Consolidated Balance Sheets. The SORP and the SERP had a total benefit obligation of $68.2 million at March 31, 2022 and $65.9 million at June 30, 2021 and are included in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 12. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended March 31, 2022 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at December 31, 2021	2,611,362	$92.91	1,028,156	$132.28	321,270	$139.80
Granted	414,875	144.84	26,474	141.44	2,222	139.93
Exercise of stock options (a)	(146,152)	73.50	—	—	—	—
Vesting of restricted stock units	—	—	(5,772)	141.92	—	—
Expired/forfeited	(15,101)	103.75	(24,067)	154.14	(6,203)	150.64
Balances at March 31, 2022 (b),(c)	2,864,984	$101.36	1,024,791	$131.95	317,289	$139.59

(a)Stock options exercised during the period of January 1, 2022 through March 31, 2022 had an aggregate intrinsic value of $11.3 million.
(b)As of March 31, 2022, the Company’s outstanding vested and currently exercisable stock options using the March 31, 2022 closing stock price of $155.71 (approximately 1.9 million shares) had an aggregate intrinsic value of $136.0 million with a weighted-average exercise price of $84.58 and a weighted-average remaining contractual life of 5.3 years. The total of all stock options outstanding as of March 31, 2022 have a weighted-average remaining contractual life of 6.5 years.
(c)As of March 31, 2022, time-based restricted stock units and performance-based restricted stock units expected to vest using the March 31, 2022 closing stock price of $155.71 (approximately 1.0 million and 0.3 million shares, respectively) had an aggregate intrinsic value of $152.8 million and $47.3 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.

The activity related to the Company’s incentive equity awards for the nine months ended March 31, 2022 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2021	3,203,682	$88.33	761,337	$117.07	247,580	$126.29
Granted	436,913	146.26	364,319	161.45	103,084	157.88
Exercise of stock options (a)	(725,975)	70.69	—	—	—	—
Vesting of restricted stock units	—	—	(45,528)	105.28	—	—
Expired/forfeited	(49,636)	104.28	(55,337)	143.39	(33,375)	97.44
Balances at March 31, 2022	2,864,984	$101.36	1,024,791	$131.95	317,289	$139.59

(a)Stock options exercised during the period of July 1, 2021 through March 31, 2022 had an aggregate intrinsic value of $69.6 million.
The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $18.5 million and $17.6 million, as well as related expected tax benefits of $4.2 million and $3.9 million were recognized for the three months ended March 31, 2022 and 2021, respectively. Stock-based compensation expense of $54.8 million and $46.4 million, as well as related expected tax benefits of $12.4 million and $10.2 million were recognized for the nine months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $17.4 million and $71.2 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.1 years and 1.7 years, respectively.
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
NOTE 13. INCOME TAXES

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Provision for income taxes	$46.8	$51.9	$62.4	$72.7
Effective tax rate	21.0%	23.9%	17.7%	20.2%
Excess tax benefits	$2.2	$1.7	$13.6	$14.6

The decrease in the effective tax rate for the three and nine months ended March 31, 2022 was driven by higher total discrete tax items, inclusive of the excess tax benefits related to equity compensation, compared to the prior year period.

NOTE 14. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Data Center Agreements
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022, but a two-year extension was signed in March 2015, amending the expiration date to June 30, 2024. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. On July 28, 2021, the Company entered into a novation agreement with IBM (the “U.S. Novation Agreement”) pursuant to which IBM novated the Amended IT Services Agreement to Kyndryl, Inc., an entity formed in connection with IBM’s spin-off of its managed infrastructure services business (“Kyndryl”), effective September 1, 2021. Fixed minimum commitments remaining under the Amended IT Services Agreement at March 31, 2022 are $145.8 million through fiscal year 2027, the final year of the Amended IT Services Agreement.
In December 2019, the Company and IBM entered into an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and such transferred employees are expected to continue providing services to the Company on behalf of IBM under the Private Cloud Agreement. Pursuant to the Private Cloud Agreement, the Company agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide to IBM. The transfer of the Hardware and Maintenance Contracts to IBM closed on September 30, 2020 for a selling price of $18.0 million. On July 28, 2021, IBM novated the Private Cloud Agreement to Kyndryl, effective September 1, 2021, pursuant to the U.S. Novation Agreement. Fixed minimum commitments remaining under the Private Cloud Agreement at March 31, 2022 are $189.6 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premises solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. On August 19, 2021, the Company entered into a novation agreement with IBM UK pursuant to which IBM UK novated the EU IT Services Agreement to Kyndryl UK Limited, effective September 1, 2021. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at March 31, 2022 are $29.4 million through fiscal year 2029, the final year of the contract.

Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimums remaining under the AWS Cloud Agreement at March 31, 2022 are $238.6 million through December 31, 2026.
Investments
The Company has an equity method investment that is a variable interest in a variable interest entity, the Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $34.0 million as of March 31, 2022, which represents the carrying value of the Company's investments.

In addition, as of March 31, 2022, the Company also has a future commitment to fund $1.1 million to one of the Company’s other investees.
Software License Agreements
The Company has incurred the following expenses under software license agreements:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Software License Agreements	$31.9	$21.8	$99.7	$60.1
Fixed Operating Lease Cost
The Company has incurred the following fixed operating lease costs:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Fixed Operating Lease Cost	$10.9	$10.3	$34.4	$45.1
Other
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. In January 2022, the Company entered into a series of cross-currency swap transactions which were designated as a net investment hedge against a portion of the Company’s net investment in its Euro functional subsidiaries. The Company was not a party to any outstanding derivative financial instruments at June 30, 2021.
In January 2022, the Company executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of its net investment in its subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At March 31, 2022, the Company’s position on the cross-currency swaps was an asset of $28.1 million, and is recorded as part of Other non-current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. The Company has elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in the Company’s Condensed Consolidated Statements of Earnings.
In connection with the acquisition of Itiviti in March 2021 the Company entered into two derivative instruments designed to mitigate the Company’s exposure to the impact of (i) changes in foreign exchange rates on the acquisition of Itiviti purchase consideration, and (ii) changes in interest rates on the Fiscal 2021 Senior Notes.
In March 2021, the Company executed a forward foreign exchange derivative instrument (“Forward”) with an aggregate notional amount of EUR 1.955 billion. The Forward acted as an economic hedge against the impact of changes in the Euro on the Company’s purchase consideration for the acquisition of Itiviti. The Company recorded changes in fair value of the Forward as part of Other non-operating income (expenses), net in the Consolidated Statement of Earnings. As of March 2021, the Company’s position on the Forward was an unrealized pre-tax loss of $9.6 million. In May 2021, the Company settled the Forward derivative for a cumulative pre-tax gain of $66.7 million.

In March 2021, the Company executed a forward treasury lock agreement (“Treasury Lock”), designated as a cash flow hedge, in the aggregate notional amount of $1.0 billion to manage exposure to fluctuations in the benchmark interest rate associated with the Fiscal 2021 Senior Notes, which were used to pay down a portion of the Term Credit Agreement associated with the Itiviti acquisition. Accordingly, changes in the fair value of the Treasury Lock were recorded as part of Other comprehensive income (loss), net each period up to when the Treasury Lock was settled. In May 2021, the Treasury Lock was settled for a pre-tax loss of $11.0 million, after which the final settlement loss will be amortized into Interest expense, net ratably over the ten year term of the Fiscal 2021 Senior Notes. The expected amount of the existing loss that will be amortized into earnings before income taxes within the next twelve months is approximately $1.1 million.
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
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect subsidiary, which is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At March 31, 2022, BBPO was in compliance with this net capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires BBPO to maintain a minimum net capital amount. At March 31, 2022, BBPO was in compliance with this net capital requirement.
In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At March 31, 2022, Matrix Trust Company was in compliance with its capital requirements.

NOTE 15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three and nine months ended March 31, 2022, and 2021, respectively:

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at December 31, 2021	$(69.7)	$(14.4)	$(7.8)	$(91.9)
Other comprehensive income/(loss) before reclassifications	(58.3)	—	—	(58.3)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.5	0.2	0.7
Balances at March 31, 2022	$(128.0)	$(13.9)	$(7.6)	$(149.5)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2021	$32.9	$(15.4)	$(8.2)	$9.2
Other comprehensive income/(loss) before reclassifications	(160.8)	—	—	(160.8)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1.5	0.6	2.1
Balances at March 31, 2022	$(128.0)	$(13.9)	$(7.6)	$(149.5)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at December 31, 2020	$(42.6)	$(14.5)	$—	$(57.1)
Other comprehensive income/(loss) before reclassifications	26.5	—	5.9	32.5
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.6	—	0.6
Balances at March 31, 2021	$(16.1)	$(13.9)	$5.9	$(24.1)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2020	$(84.7)	$(15.7)	$—	$(100.4)
Other comprehensive income/(loss) before reclassifications	68.6	—	5.9	74.6
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1.8	—	1.8
Balances at March 31, 2021	$(16.1)	$(13.9)	$5.9	$(24.1)

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
Segment results:

	Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Investor Communication Solutions	$1,161.4	$1,097.1	$2,908.2	$2,618.6
Global Technology and Operations	381.5	296.1	1,092.6	861.8
Foreign currency exchange	(9.1)	(3.4)	(14.6)	(18.3)
Total	$1,533.7	$1,389.8	$3,986.2	$3,462.1

	Earnings (Loss) before Income Taxes
	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Investor Communication Solutions	$220.7	$215.2	$361.9	$308.5
Global Technology and Operations	49.8	55.4	102.9	173.9
Other	(44.5)	(51.1)	(105.7)	(114.3)
Foreign currency exchange	(2.5)	(2.7)	(5.6)	(8.3)
Total	$223.3	$216.9	$353.4	$359.8

The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Investor Communication Solutions	$16.2	$21.2	$53.3	$65.6
Global Technology and Operations	47.2	10.7	143.2	32.1
Other	—	0.4	—	1.1
Foreign currency exchange	(2.6)	(0.3)	(4.5)	(2.0)
Total	$60.8	$31.9	$192.0	$96.8

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein.
Overview
Broadridge, a Delaware corporation and a part of the S&P 500® Index, is a global financial technology leader providing investor communications and technology-driven solutions to banks, broker-dealers, asset and wealth managers and corporate issuers. With over 50 years of experience, including 15 years as an independent public company, we provide financial services firms with advanced, dependable, scalable and cost-effective integrated solutions and an important infrastructure that powers the financial services industry. Our solutions enable better financial lives by powering investing, governance and communications and help reduce the need for our clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities.
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
The key performance indicators for the three and nine months ended March 31, 2022, and 2021, are as follows:

	Select Operating Metrics

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Record Growth
Equity proxy	17%	20%	21%	20%
Mutual fund interims	10%	7%	15%	9%

Internal Trade Growth	(6)%	12%	(1)%	16%

Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and nine months ended March 31, 2022 compared to the three and nine months ended March 31, 2021. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
“Real Estate Realignment and Covid-19 Related Expenses” are comprised of two major components: Real Estate Realignment Expenses, and Covid-19 Related Expenses. Real Estate Realignment Expenses are expenses associated with the exit of certain of the Company’s leased facilities in response to the Covid-19 pandemic, which consist of the impairment of certain right of use assets, leasehold improvements and equipment, as well as other related facility exit expenses directly resulting from, and attributable to, the exit of these leased facilities. Covid-19 Related Expense are direct and incremental expenses incurred by the Company to protect the health and safety of Broadridge associates during the Covid-19 outbreak, including expenses associated with monitoring the temperatures for associates entering our facilities, enhancing the safety of our office environment in preparation for workers to return to Company facilities on a more regular basis, ensuring proper social distancing in our production facilities, personal protective equipment, enhanced cleaning measures in our facilities, and other safety related expenses.
“Investment Gains” represents non-operating, non-cash gains on privately held investments.
“Software Charge” represents a charge related to an internal use software product that is no longer expected to be used.

“Loss on Acquisition-Related Financial Instrument” represents a non-operating loss on a financial instrument designed to minimize the Company's foreign exchange risk associated with the acquisition of Itiviti.
“Net New Business” refers to recurring revenue from Closed sales for the initial twelve-month contract period after which the client goes live with the Company’s service(s), less recurring revenue from client losses.
“Internal Growth” is a component of recurring fee revenue and generally reflects year over year changes in existing services to our existing customers’ multi-year contracts beyond the initial twelve month period in which it was included in Net New Business.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the nine months ended March 31, 2022, mutual fund proxy fee revenues were 62% greater compared to the nine months ended March 31, 2021. During fiscal year 2021, mutual fund proxy fee revenues were 17% greater than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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

The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For the three and nine months ended March 31, 2022 and for the fiscal year ended June 30, 2021, we reported Closed sales net of a 5.0% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
Closed sales for the three months ended March 31, 2022 were $57.5 million, an increase of $14.2 million or 33%, compared to $43.3 million for the three months ended March 31, 2021. Closed sales for the three months ended March 31, 2022 are net of an allowance adjustment of $3.0 million.
Closed sales for the nine months ended March 31, 2022 were $170.1 million, an increase of $50.7 million or 42%, compared to $119.4 million for the nine months ended March 31, 2021. Closed sales for the nine months ended March 31, 2022 are net of an allowance adjustment of $9.0 million.
Recent Developments
Global Pandemic
The Covid-19 pandemic continues to persist throughout the world including the U.S., India, Canada, Europe and other locations where we operate. To date, the Covid-19 pandemic has negatively impacted the global economy, created significant financial market volatility, disrupted global supply chains, and resulted in a significant number of deaths and infections worldwide.
The safety and well-being of our associates and our ability to fulfill our client service commitments are our highest priorities. After addressing the initial surge of the Covid-19 pandemic, we are now focused on running our business effectively in the new work from home paradigm while preparing for a more flexible workplace model in the future. Accordingly, the Company has taken several measures and expects to take further actions designed to protect the health of our employees and to minimize our operational disruption and resulting provision of services to our clients from the Covid-19 pandemic, including adopting masking, social distancing and cleaning measures in our production facilities. We are compliant with applicable federal, state and local Covid-19 rules, restrictions, orders and guidance, and are promoting vaccination among our associates.
In fiscal year 2022 to date, there has not been a material impact as a result of Covid-19 on our consolidated revenues and pre-tax income. In addition, all of our production-related facilities remain operational and are continuing to provide ongoing services to our clients. Further, we have not experienced any significant supply chain issues as our critical vendors have also remained operational and continue to meet their on-going service level requirements. We continue to engage with our clients to assist with their service demands, including our clients’ needs for any supplemental operational services and/or changes to existing service requirements in response to the Covid-19 pandemic.
Notwithstanding the foregoing, we are unable to precisely predict the impact that Covid-19 will have in the future due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our clients, and other factors identified in Part I, Item 1A. “Risk Factors” in our 2021 Annual Report. Given these uncertainties, the global pandemic could disrupt the business of certain of our clients, decrease our clients’ demand for our services, impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our consolidated results of operations and/or our financial condition in the future. We will continue to closely monitor and evaluate the nature and extent of the impact of the global pandemic to our business, consolidated results of operations, and financial condition.
Conflict in Ukraine
We are monitoring the events related to Russia’s invasion of the Ukraine and have been actively managing any exposure we may have through a cross-functional taskforce that includes members of our senior management. We have historically had an extremely limited presence in Russia, and we have no presence in Ukraine. We do not process any client data in Russia. Prior to the conflict, we had approximately 280 associates in St. Petersburg, Russia who provide software development and support services for several of our GTO products, less than 2% of our total associates. We have historically provided services to a very small number of Russian entities and subsidiaries of Russian entities. The revenues from those services represented less than 0.1% of our total revenues in fiscal year 2021 and our outstanding accounts receivable from these entities is de minimis. We are in the process of terminating and winding down these relationships. We are monitoring and believe we are in compliance with all global sanctions arising out of Russia’s invasion of the Ukraine. We are taking steps to move the services provided in Russia to other locations in Europe and Asia. We have taken actions to enhance our information security defenses in response to the Ukraine conflict. We do not expect the Ukraine conflict and the actions we are taking in response to have a material impact on our core operations or financial results.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended March 31, 2022 and 2021, and the dollar and percentage changes between periods:

	Three Months Ended March 31,
			Change
	2022	2021	$	%
	(in millions, except per share amounts)
Revenues	$1,533.7	$1,389.8	$144.0	10
Cost of revenues	1,077.6	960.5	117.1	12
Selling, general and administrative expenses	210.1	190.0	20.1	11
Total operating expenses	1,287.7	1,150.6	137.1	12

Operating income	246.0	239.2	6.8	3
Margin	16.0%	17.2%
Interest expense, net	(20.0)	(11.8)	(8.2)	69
Other non-operating expense, net	(2.7)	(10.6)	7.8	NM
Earnings before income taxes	223.3	216.9	6.5	3
Provision for income taxes	46.8	51.9	(5.1)	(10)
Effective tax rate	21.0%	23.9%
Net earnings	$176.6	$165.0	$11.6	7
Basic earnings per share	$1.51	$1.42	$0.09	6
Diluted earnings per share	$1.49	$1.40	$0.09	6

Weighted-average shares outstanding:
Basic	116.8	115.8
Diluted	118.6	118.0
NM - Not meaningful

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended March 31, 2022 and 2021, and the dollar and percentage changes between periods:

	Three Months Ended March 31,
			Change
	2022	2021	$	%
	($ in millions)
Recurring fee revenues	$1,011.7	$873.0	$138.7	16
Event-driven fee revenues	58.7	73.1	(14.4)	(20)
Distribution revenues	472.4	447.0	25.4	6
Foreign currency exchange	(9.1)	(3.4)	(5.7)	168
Total	$1,533.7	$1,389.8	$144.0	10

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	3pts	3pts	9pts	16%
Revenues increased $144.0 million, or 10%, to $1,533.7 million from $1,389.8 million.
•Recurring fee revenues increased $138.7 million inclusive of 3 pts of growth from onboarding of Net New Business, and 3 pts from Internal Growth. The growth in Net New Business contributed to growth in both ICS and GTO recurring fee revenues, while Internal Growth contributed 3 pts driven by higher Record Growth volume in our ICS business from equity positions of 17% and interim positions of 10%. Growth from acquisitions was 9 pts, most notably from our recent Itiviti acquisition which closed in May 2021.
•Event-driven fee revenues decreased $14.4 million, or 20%, primarily due to the decrease in volume of equity contest and other communications.
•Distribution revenues increased $25.4 million primarily driven by higher revenues from customer communications, including the impact of current year postage rate increase of approximately $25.0 million, offset by lower volumes of regulatory mailings.
Total operating expenses. Operating expenses increased $137.1 million, or 12%, to $1,287.7 million from $1,150.6 million as a result of an increase in both cost of revenues and selling, general and administrative expenses:
•Cost of revenues - The increase of $117.1 million in cost of revenues primarily reflects (i) the impact of higher operating costs from acquisitions and related amortization expense totaling $69.2 million primarily driven by the Company’s acquisition of Itiviti in May of 2021, and (ii) higher volume related expenses including postage and distribution costs, and Nominees remittances totaling $41.6 million due to higher Investor Communication Solutions segment revenues.
•Selling, general and administrative expenses - The increase of $20.1 million in selling, general, and administrative expenses primarily reflects the impact of acquisitions of $16.5 million primarily driven by the Company’s acquisition of Itiviti in May of 2021.
Interest expense, net. Interest expense, net was $20.0 million, an increase of $8.2 million, from $11.8 million for the three months ended March 31, 2021. The increase of $8.2 million was primarily due to an increase in debt outstanding related to the May 2021 acquisition of Itiviti.
Other non-operating expense, net. Other non-operating expense, net for the three months ended March 31, 2022 was $2.7 million, compared to other non-operating expense, net of $10.6 million for the three months ended March 31, 2021. The decreased expense of $7.8 million was primarily due to absence of the unrealized loss on the acquisition-related foreign currency financial instrument of $9.6 million that occurred in the prior year period.
Provision for income taxes.
•Effective tax rate for the three months ended March 31, 2022: 21.0%

•Effective tax rate for the three months ended March 31, 2021: 23.9%
The decrease in the effective tax rate for the three months ended March 31, 2022 was driven by higher total discrete tax items, inclusive of the excess tax benefits related to equity compensation, compared to the prior year period.
Nine Months Ended March 31, 2022 versus Nine Months Ended March 31, 2021
The table below presents Condensed Consolidated Statements of Earnings data for the nine months ended March 31, 2022 and 2021, and the dollar and percentage changes between periods:

	Nine Months Ended March 31,
			Change
	2022	2021	$	%
	(in millions, except per share amounts)
Revenues	$3,986.2	$3,462.1	$524.1	15
Cost of revenues	2,970.1	2,554.1	416.0	16
Selling, general and administrative expenses	597.9	510.8	87.2	17
Total operating expenses	3,568.0	3,064.8	503.2	16

Operating income	418.2	397.3	20.9	5
Margin	10.5%	11.5%
Interest expense, net	(64.0)	(37.3)	(26.7)	72
Other non-operating expense, net	(0.7)	(0.1)	(0.6)	NM
Earnings before income taxes	353.4	359.8	(6.4)	(2)
Provision for income taxes	62.4	72.7	(10.3)	(14)
Effective tax rate	17.7%	20.2%
Net earnings	$291.0	$287.1	$3.9	1
Basic earnings per share	$2.50	$2.48	$0.02	1
Diluted earnings per share	$2.46	$2.44	$0.02	1

Weighted average shares outstanding:
Basic	116.5	115.6
Diluted	118.5	117.7

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the nine months ended March 31, 2022 and 2021, and the dollar and percentage changes between periods:

	Nine Months Ended March 31,
			Change
	2022	2021	$	%
	($ in millions)
Recurring fee revenues	$2,560.2	$2,195.2	$364.9	17
Event-driven fee revenues	199.8	163.2	36.6	22
Distribution revenues	1,240.9	1,122.0	118.9	11
Foreign currency exchange	(14.6)	(18.3)	3.7	(20)
Total	$3,986.2	$3,462.1	$524.1	15

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	4pts	3pts	9pts	17%
Revenues increased $524.1 million, or 15%, to $3,986.2 million from $3,462.1 million.
•Recurring fee revenues increased $364.9 million inclusive of 4 pts of growth from onboarding of Net New Business, and 3 pts from Internal Growth. The growth in Net New Business contributed to growth in both ICS and GTO recurring fee revenues, while Internal Growth contributed 3 pts driven by higher Record Growth volume in our ICS business from interim positions of 15% and equity positions of 21%. Growth from acquisitions was 9 pts, most notably from our recent Itiviti acquisition which closed in May 2021.
•Event-driven fee revenues increased $36.6 million, or 22%, primarily due to increased mutual fund proxy activity.
•Distribution revenues increased $118.9 million primarily driven by an increase in volume of recurring fee revenue mailings, primarily customer communications mailings, of $68.6 million, and the current year postage rate increase which contributed an incremental approximately $50.3 million to distribution revenues.
Total operating expenses. Operating expenses increased $503.2 million, or 16%, to $3,568.0 million from $3,064.8 million as a result of an increase in both cost of revenues and selling, general and administrative expenses:
•Cost of revenues - The increase of $416.0 million in cost of revenues primarily reflects the impact of higher operating costs from acquisitions and related amortization expense totaling $201.9 million primarily driven by the Company’s acquisition of Itiviti in May of 2021, and higher volume related expenses including postage and distribution costs, and Nominees remittances totaling $154.8 million due to higher Investor Communication Solutions segment revenues.
•Selling, general and administrative expenses - The increase of $87.2 million in selling, general and administrative expenses primarily reflects the impact of acquisitions of $47.6 million primarily driven by the Company’s acquisition of Itiviti in May of 2021, and higher compensation of $25.4 million.
Interest expense, net. Interest expense, net was $64.0 million, an increase of $26.7 million, from $37.3 million for the nine months ended March 31, 2021. The increase of $26.7 million was primarily due to an increase in debt outstanding related to the May 2021 acquisition of Itiviti.
Other non-operating expense, net. Other non-operating expense, net for the nine months ended March 31, 2022 was $0.7 million, compared to other non-operating expense, net of $0.1 million for the nine months ended March 31, 2021.
Provision for income taxes.
•Effective tax rate for the nine months ended March 31, 2022: 17.7%
•Effective tax rate for the nine months ended March 31, 2021: 20.2%

The decrease in the effective tax rate for the nine months ended March 31, 2022 was driven by higher total discrete tax items, inclusive of the excess tax benefits related to equity compensation, compared to the prior year period.

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
Revenues

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2022	2021	$	%	2022	2021	$	%
	($ in millions)
Investor Communication Solutions	$1,161.4	$1,097.1	$64.3	6	$2,908.2	$2,618.6	$289.6	11
Global Technology and Operations	381.5	296.1	85.4	29	1,092.6	861.8	230.8	27
Foreign currency exchange	(9.1)	(3.4)	(5.7)	168	(14.6)	(18.3)	3.7	(20)
Total	$1,533.7	$1,389.8	$144.0	10	$3,986.2	$3,462.1	$524.1	15

Earnings Before Income Taxes

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2022	2021	$	%	2022	2021	$	%
	($ in millions)
Investor Communication Solutions	$220.7	$215.2	$5.4	3	$361.9	$308.5	$53.3	17
Global Technology and Operations	49.8	55.4	(5.6)	(10)	102.9	173.9	(71.0)	(41)
Other	(44.5)	(51.1)	6.6	(13)	(105.7)	(114.3)	8.5	(8)
Foreign currency exchange	(2.5)	(2.7)	0.1	(7)	(5.6)	(8.3)	2.7	(33)
Total	$223.3	$216.9	$6.5	3	$353.4	$359.8	$(6.4)	(2)

The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2022	2021	$	%	2022	2021	$	%
	($ in millions)
Investor Communication Solutions	$16.2	$21.2	$(5.0)	(24)	$53.3	$65.6	$(12.4)	(19)
Global Technology and Operations	47.2	10.7	36.5	NM	143.2	32.1	111.1	NM
Other	—	0.4	(0.4)	(100)	—	1.1	(1.1)	(100)
Foreign currency exchange	(2.6)	(0.3)	(2.3)	NM	(4.5)	(2.0)	(2.5)	125
Total	$60.8	$31.9	$28.9	91	$192.0	$96.8	$95.2	98

NM - Not meaningful

Investor Communication Solutions
Revenues for the three months ended March 31, 2022 increased $64.3 million to $1,161.4 million from $1,097.1 million, and earnings before income taxes increased $5.4 million to $220.7 million from $215.2 million.
Revenues for the nine months ended March 31, 2022 increased $289.6 million to $2,908.2 million from $2,618.6 million, and earnings before income taxes increased $53.3 million to $361.9 million from $308.5 million.

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2022	2021	$	%	2022	2021	$	%
	($ in millions)
Revenues
Recurring fee revenues	$630.2	$576.9	$53.3	9	$1,467.5	$1,333.4	$134.1	10
Event-driven fee revenues	58.7	73.1	(14.4)	(20)	199.8	163.2	36.6	22
Distribution revenues	472.4	447.0	25.4	6	1,240.9	1,122.0	118.9	11
Total	$1,161.4	$1,097.1	$64.3	6	$2,908.2	$2,618.6	$289.6	11

Earnings Before Income Taxes
Earnings before income taxes	$220.7	$215.2	$5.4	3	$361.9	$308.5	$53.3	17
Pre-tax Margin	19.0%	19.6%			12.4%	11.8%

	Points of Growth				Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	4pts	6pts	0pts	9%	5pts	5pts	0pts	10%
For the three months ended March 31, 2022:
•Recurring fee revenues grew 9% driven by Net New Business and Internal Growth. Internal Growth contributed 6 pts driven by higher Record Growth volume in equity positions of 17% and interim positions of 10%.
•Event-driven fee revenues declined 20% primarily due to the decrease in volume of equity contest and other communications.
•Higher distribution revenues of $25.4 million were primarily driven by higher revenues from customer communications, including the impact of current year postage rate increase of approximately $25.0 million, offset by lower volumes of regulatory mailings.
•Earnings grew by $5.4 million, or 3% to $220.7 million driven by higher recurring fee revenues. Segment operating expenses rose 7%, or $58.9 million, to $940.7 million, primarily driven by distribution and other revenue related expenses. Amortization expense from acquired intangibles decreased by $5.0 million to $16.2 million in the third quarter of fiscal year 2022 from $21.2 million in the prior period. Pre-tax margins decreased by 0.6 percentage points to 19.0% from 19.6%.
For the nine months ended March 31, 2022:
•Recurring fee revenues grew 10% driven by Net New Business and Internal Growth. Internal Growth contributed 5 pts driven by higher Record Growth volume in interim positions of 15% and equity positions of 21%.
•Event-driven fee revenues grew 22% primarily due to increased volume of mutual fund proxy activity.
•Higher distribution revenues of $118.9 million were primarily driven by an increase in volume of recurring fee revenue mailings, primarily customer communications mailings, of $68.6 million, and the current year postage rate increase which contributed an incremental approximately $50.3 million to distribution revenues.

•Earnings grew by $53.3 million, or 17% to $361.9 million driven by higher recurring and event-driven fee revenues. Segment operating expenses rose 10%, or $236.2 million, to $2,546.3 million, primarily driven by distribution and other revenue related expenses. Amortization expense from acquired intangibles decreased by $12.4 million to $53.3 million in the nine months ended March 31, 2022 from $65.6 million in the prior period. Pre-tax margins increased by 0.6 percentage points to 12.4% from 11.8%.
Global Technology and Operations
Revenues for the three months ended March 31, 2022 increased $85.4 million to $381.5 million from $296.1 million, and earnings before income taxes decreased $5.6 million to $49.8 million from $55.4 million.
Revenues for the nine months ended March 31, 2022 increased $230.8 million to $1,092.6 million from $861.8 million, and earnings before income taxes decreased $71.0 million to $102.9 million from $173.9 million.

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2022	2021	$	%	2022	2021	$	%
	($ in millions)
Revenues
Recurring fee revenues	$381.5	$296.1	$85.4	29	$1,092.6	$861.8	$230.8	27

Earnings Before Income Taxes
Earnings before income taxes	$49.8	$55.4	$(5.6)	(10)	$102.9	$173.9	$(71.0)	(41)
Pre-tax Margin	13.1%	18.7%			9.4%	20.2%

	Points of Growth				Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	3pts	-1pt	27pts	29%	3pts	0pts	23pts	27%

For the three months ended March 31, 2022:
•Recurring fee revenues increased $85.4 million, or 29%, to $381.5 million. The growth was driven by 27pts of growth from acquisitions, primarily Itiviti, as well as 3pts of Net New Business from onboarding of new clients, partially offset by a 1 pt reduction in Internal Growth primarily driven by a decline in Internal Trade Growth compared to the prior year period.
•The earnings decrease of $5.6 million was driven primarily by an increase of $85.7 million in operating costs from acquisitions primarily as a result of the Itiviti acquisition, as compared to revenue from acquisitions of $80.6 million. Pre-tax margins decreased by 5.6 percentage points to 13.1% from 18.7%. Amortization expense from acquired intangibles increased by $36.5 million to $47.2 million in the third quarter of fiscal year 2022 from $10.7 million in the prior year period primarily as a result of the Itiviti acquisition.
For the nine months ended March 31, 2022:
•Recurring fee revenues increased $230.8 million, or 27%, to $1,092.6 million. The growth was driven by 23pts of growth from acquisitions, primarily Itiviti, as well as 3pts of Net New Business from onboarding of new clients.
•The earnings decrease of $71.0 million was primarily driven by an increase of $249.6 million in operating costs from acquisitions primarily as a result of the Itiviti acquisition, as compared to revenue from acquisitions of $198.5 million, as well as increased investments to implement and support new business. Pre-tax margins decreased by 10.8 percentage points to 9.4% from 20.2%. Amortization expense from acquired intangibles increased by $111.1 million to $143.2 million in the first nine months of fiscal year 2022 from $32.1 million in the prior year period.
Other
Loss before income taxes was $44.5 million for the three months ended March 31, 2022, a decrease of $6.6 million compared to $51.1 million for the three months ended March 31, 2021.

•The decreased loss before income taxes was primarily due to $18.8 million in lower acquisition-related costs driven by the fiscal year 2021 acquisition of Itiviti, partially offset by $8.2 million in higher interest expense due to an increase in average debt outstanding related to the fiscal 2021 acquisition of Itiviti.
Loss before income taxes was $105.7 million for the nine months ended March 31, 2022, a decrease of $8.5 million compared to $114.3 million for the nine months ended March 31, 2021.
•The decreased loss before income taxes was primarily due to (i) lower real estate realignment charges related to the Company’s closure of certain real estate facilities in response to the Covid-19 pandemic of $32.5 million, and (ii) $17.9 million in lower acquisition-related costs driven primarily by the fiscal 2021 acquisition of Itiviti, partially offset by (iii) higher interest expense of $26.7 million due to an increase in average debt outstanding related to the fiscal 2021 acquisition of Itiviti, and (iv) $9.9 million in lower net investment gains.
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
Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Earnings and Adjusted Earnings Per Share
These Non-GAAP measures reflect Operating income, Operating income margin, Net earnings, and Diluted earnings per share, each as adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items the exclusion of which management believes provides insight regarding our ongoing operating performance. Depending on the period presented, these adjusted measures exclude the impact of certain of the following items: (i) Amortization of Acquired Intangibles and Purchased Intellectual Property, (ii) Acquisition and Integration Costs, (iii) Real Estate Realignment and Covid-19 Related Expenses, (iv) Investment Gains, (v) Software Charge, and (vi) Loss on Acquisition-Related Financial Instrument. Amortization of Acquired Intangibles and Purchased Intellectual Property represents non-cash amortization expenses associated with the Company's acquisition activities. Acquisition and Integration Costs represent certain transaction and integration costs associated with the Company’s acquisition activities. Real Estate Realignment and Covid-19 Related Expenses are comprised of two major components: Real Estate Realignment Expenses, and Covid-19 Related Expenses. Real Estate Realignment Expenses are expenses associated with the exit of certain of the Company’s leased facilities in response to the Covid-19 pandemic, which consist of the impairment of certain right of use assets, leasehold improvements and equipment, as well as other related facility exit expenses directly resulting from, and attributable to, the exit of these leased facilities. Covid-19 Related Expense are direct and incremental expenses incurred by the Company to protect the health and safety of Broadridge associates during the Covid-19 outbreak, including expenses associated with monitoring the temperatures for associates entering our facilities, enhancing the safety of our office environment in preparation for workers to return to Company facilities on a more regular basis, ensuring proper social distancing in our production facilities, personal protective equipment, enhanced cleaning measures in our facilities, and other safety related expenses. Investment Gains represent non-operating, non-cash gains on privately held investments. Software Charge represents a charge related to an internal use software product that is no longer expected to be used. Loss on Acquisition-Related Financial Instrument represents a non-operating loss on a financial instrument designed to minimize the Company's foreign exchange risk associated with the acquisition of Itiviti.
We exclude Acquisition and Integration Costs, Real Estate Realignment and Covid-19 Related Expenses, Investment Gains, the Software Charge and the Loss on Acquisition-Related Financial Instrument from our Adjusted Operating income (as applicable) and other adjusted earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and enhances comparability across fiscal reporting periods, as these items are not reflective of our underlying operations or performance. We also exclude the impact of Amortization of Acquired Intangibles and Purchased Intellectual Property, as these non-cash amounts are significantly impacted by the timing and size of individual acquisitions and do not factor into the Company's capital allocation decisions, management compensation metrics or multi-year objectives. Furthermore, management believes that this adjustment enables better comparison of our results as

Amortization of Acquired Intangibles and Purchased Intellectual Property will not recur in future periods once such intangible assets have been fully amortized. Although we exclude Amortization of Acquired Intangibles and Purchased Intellectual Property from our adjusted earnings measures, our management believes that it is important for investors to understand that these intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets.
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
Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Operating income (GAAP)	$246.0	$239.2	$418.2	$397.3
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	60.8	31.9	192.0	96.8
Acquisition and Integration Costs	3.1	9.2	13.8	11.6
Real Estate Realignment and Covid-19 Related Expenses (a)	3.3	3.3	6.8	41.1
Software Charge	—	—	—	6.0
Adjusted Operating income (Non-GAAP)	$313.3	$283.6	$630.8	$552.7
Operating income margin (GAAP)	16.0%	17.2%	10.5%	11.5%
Adjusted Operating income margin (Non-GAAP)	20.4%	20.4%	15.8%	16.0%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Net earnings (GAAP)	$176.6	$165.0	$291.0	$287.1
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	60.8	31.9	192.0	96.8
Acquisition and Integration Costs	3.1	9.2	13.8	11.6
Real Estate Realignment and Covid-19 Related Expenses (a)	3.3	3.3	6.8	41.1
Investment Gains	—	—	(7.5)	(8.7)
Software Charge	—	—	—	6.0
Loss on Acquisition-Related Financial Instrument	—	9.6	—	9.6
Subtotal of adjustments	67.2	54.0	205.1	156.3
Tax impact of adjustments (c)	(15.4)	(10.9)	(44.1)	(35.0)
Adjusted Net earnings (Non-GAAP)	$228.4	$208.1	$452.0	$408.4

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Diluted earnings per share (GAAP)	$1.49	$1.40	$2.46	$2.44
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.51	0.27	1.62	0.82
Acquisition and Integration Costs	0.03	0.08	0.12	0.10
Real Estate Realignment and Covid-19 Related Expenses (b)	0.03	0.03	0.06	0.35
Investment Gains	—	—	(0.06)	(0.07)
Software Charge	—	—	—	0.05
Loss on Acquisition-Related Financial Instrument	—	0.08	—	0.08
Subtotal of adjustments	0.57	0.46	1.73	1.33
Tax impact of adjustments (c)	(0.13)	(0.09)	(0.37)	(0.30)
Adjusted earnings per share (Non-GAAP)	$1.93	$1.76	$3.81	$3.47
(a) Real Estate Realignment Expenses were $0.7 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively, and $0.5 million and $33.0 million for the nine months ended March 31, 2022 and 2021, respectively. Covid-19 Related Expenses were $2.6 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively, and $6.3 million and $8.1 million for the nine months ended March 31, 2022 and 2021, respectively.
(b) Real Estate Realignment Expenses impacted Adjusted earnings per share by $0.01 and $0.01 for the three months ended March 31, 2022 and 2021, respectively, and less than $0.01 and $0.28 for the nine months ended March 31, 2022 and 2021, respectively. Covid-19 Related Expenses impacted Adjusted earnings per share by $0.02 and $0.02 for the three months ended March 31, 2022 and 2021, respectively, and $0.05 and $0.07 for the nine months ended March 31, 2022 and 2021, respectively.
(c) Calculated using the GAAP effective tax rate, adjusted to exclude $2.2 million and $13.6 million of excess tax benefits associated with stock-based compensation for the three and nine months ended March 31, 2022, respectively, and $1.7 million and $14.6 million of excess tax benefits associated with stock-based compensation for the three and nine months ended March 31, 2021, respectively. The tax impact of adjustments also excludes approximately $8.5 million of Acquisition and Integration Costs for the three and nine months ended March 31, 2021, which are not tax-deductible. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Nine Months Ended March 31,
	2022	2021
	(in millions)
Net cash flows provided by (used in) operating activities (GAAP)	$(13.9)	$189.5
Capital expenditures and Software purchases and capitalized internal use software	(54.4)	(71.2)
Proceeds from asset sales	—	18.0
Free cash flow (Non-GAAP)	$(68.4)	$136.3

Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	March 31, 2022	June 30, 2021
	(in millions)
Cash and cash equivalents:
Domestic cash	$71.3	$40.9
Cash held by foreign subsidiaries	142.7	159.8
Cash held by regulated entities	63.3	73.8
Total cash and cash equivalents	$277.2	$274.5

At March 31, 2022, Cash and cash equivalents were $277.2 million and Total stockholders’ equity was $1,821.0 million. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases. Given the volatility in the rapidly changing market and economic conditions related to the Covid-19 pandemic, we will continue to evaluate the nature and extent of the impact of the Covid-19 pandemic on our business and financial position.
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
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at March 31, 2022	Carrying value at March 31, 2022	Carrying value at June 30, 2021	Unused Available Capacity	Fair Value at March 31, 2022
			(in millions)
Long-term debt
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$365.0	$365.0	$20.0	$735.0	$365.0
Multicurrency tranche	April 2026	25.1	25.1	94.4	374.9	25.1
Total Revolving Credit Facility		390.1	390.1	114.4	1,109.9	390.1

Fiscal 2021 Term Loans	May 2024	1,550.0	1,545.2	1,543.4	—	1,550.0

Fiscal 2016 Senior Notes	June 2026	500.0	497.2	496.7	—	503.5
Fiscal 2020 Senior Notes	December 2029	750.0	743.2	742.5	—	712.8
Fiscal 2021 Senior Notes	May 2031	1,000.0	991.3	990.6	—	907.6
Total Senior Notes		2,250.0	2,231.7	2,229.8	—	2,123.8

Total debt		$4,190.1	$4,167.0	$3,887.6	$1,109.9	$4,064.0
Future principal payments on our outstanding debt are as follows:

Years ending June 30,	2022	2023	2024	2025	2026	Thereafter	Total
(In millions)	$—	$—	$1,550.0	$—	$890.1	$1,750.0	$4,190.1
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

Cash Flows

	Nine Months Ended March 31,
			Change
	2022	2021	$
	(in millions)
Net cash flows provided by (used in) operating activities	$(13.9)	$189.5	$(203.5)
Net cash flows used in investing activities	(81.0)	(65.0)	(16.0)
Net cash flows provided by (used in) financing activities	103.6	(255.1)	358.7
Effect of exchange rate changes on Cash and cash equivalents	(6.0)	9.7	(15.7)
Net change in Cash and cash equivalents	$2.7	$(120.8)	$123.5

Free cash flow:
Net cash flows provided by (used in) operating activities (GAAP)	$(13.9)	$189.5	$(203.5)
Capital expenditures and Software purchases and capitalized internal use software	(54.4)	(71.2)	16.8
Proceeds from asset sales	—	18.0	(18.0)
Free cash flow (Non-GAAP)	$(68.4)	$136.3	$(204.7)
The increase in cash used in operating activities of $203.5 million in the nine months ended March 31, 2022, as compared to the nine months ended March 31, 2021, was primarily due to higher cash used in working capital and increased scaling of client-related platform implementation and development as compared to the prior year period, partially offset by higher net earnings and higher non-cash add-backs including higher amortization of acquired intangibles and purchased intellectual property driven by recent acquisitions.
The increase in cash used in investing activities of $16.0 million in the nine months ended March 31, 2022, as compared to the nine months ended March 31, 2021, primarily reflects higher acquisition activity and the absence of the $18 million in proceeds from asset sales which occurred in the prior year period, partially offset by lower capital expenditures.
The increase in cash provided by financing activities of $358.7 million in the nine months ended March 31, 2022, as compared to the nine months ended March 31, 2021, primarily reflects higher borrowings net of repayments in the current year period as compared to the prior year period.
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

Contractual Obligations
Data Center Agreements
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. On July 28, 2021, the Company entered into a novation agreement with IBM (the “U.S. Novation Agreement”) pursuant to which IBM novated the Amended IT Services Agreement to Kyndryl, Inc., an entity formed in connection with IBM’s spin-off of its managed infrastructure services business (“Kyndryl”), effective September 1, 2021. Fixed minimum commitments remaining under the Amended IT Services Agreement at March 31, 2022 are $145.8 million through fiscal year 2027, the final year of the Amended IT Services Agreement.
In December 2019, the Company and IBM entered into an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and that such transferred employees are expected to continue providing services to the Company on behalf of IBM under the Private Cloud Agreement. Pursuant to the Private Cloud Agreement, the Company agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide to IBM. The transfer of the Hardware and Maintenance Contracts to IBM closed on September 30, 2020 for a selling price of $18.0 million. On July 28, 2021, IBM novated the Private Cloud Agreement to Kyndryl, effective September 1, 2021, pursuant to the U.S. Novation Agreement. Fixed minimum commitments remaining under the Private Cloud Agreement at March 31, 2022 are $189.6 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premises solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. On August 19, 2021, the Company entered into a novation agreement with IBM UK pursuant to which IBM UK novated the EU IT Services Agreement to Kyndryl UK Limited, effective September 1, 2021. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at March 31, 2022 are $29.4 million through fiscal year 2029, the final year of the contract.
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimums remaining under the AWS Cloud Agreement at March 31, 2022 are $238.6 million through December 31, 2026.
The Company has an equity method investment that is a variable interest in a variable interest entity, the Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $34.0 million as of March 31, 2022, which represents the carrying value of the Company's investments.
In addition, as of March 31, 2022, the Company also has a future commitment to fund $1.1 million to one of the Company’s other investees.

Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at March 31, 2022.
Off-balance Sheet Arrangements
It is not our business practice to enter into off-balance sheet arrangements. However, we are exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations, and cash flows. We manage our exposure to these market risks through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. In January 2022, we entered into a series of cross-currency swap transactions which were designated as a net investment hedge against a portion of our net investment in our Euro functional subsidiaries. We were not a party to any outstanding derivative financial instruments at June 30, 2021.
In January 2022, we executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of our net investment in our subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of our U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At March 31, 2022, our position on the cross-currency swaps was an asset of $28.1 million, and is recorded as part of Other non-current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. We have elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in our Condensed Consolidated Statements of Earnings.
In connection with the acquisition of Itiviti in March 2021 we entered into two derivative instruments designed to mitigate the Company’s exposure to the impact of (i) changes in foreign exchange rates on the acquisition of Itiviti purchase consideration, and (ii) changes in interest rates on the Fiscal 2021 Senior Notes.
In March 2021, we executed a forward foreign exchange derivative instrument (“Forward”) with an aggregate notional amount of EUR 1.955 billion. The Forward acted as an economic hedge against the impact of changes in the Euro on our purchase consideration for the acquisition of Itiviti. We recorded changes in fair value of the Forward as part of Other non-operating income (expenses), net in the Consolidated Statement of Earnings. As of March 2021, our position on the Forward was an unrealized pre-tax loss of $9.6 million. In May 2021, we settled the Forward derivative for a cumulative pre-tax gain of $66.7 million.
In March 2021, we executed a forward treasury lock agreement (“Treasury Lock”), designated as a cash flow hedge, in the aggregate notional amount of $1.0 billion to manage exposure to fluctuations in the benchmark interest rate associated with the Fiscal 2021 Senior Notes, which were used to pay down a portion of the Term Credit Agreement associated with the Itiviti acquisition. Accordingly, changes in the fair value of the Treasury Lock were recorded as part of Other comprehensive income (loss), net each period up to when the Treasury Lock was settled. In May 2021, the Treasury Lock was settled for a pre-tax loss of $11.0 million, after which the final settlement loss will be amortized into Interest expense, net ratably over the ten year term of the Fiscal 2021 Senior Notes. The expected amount of the existing loss that will be amortized into earnings before income taxes within the next twelve months is approximately $1.1 million.
In the normal course of business, we also enter into contracts in which it makes representations and warranties that relate to the performance of our products and services. We do not expect any material losses related to such representations and warranties, or collateral arrangements.
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
Item 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2022 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our third fiscal quarter ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2022 - January 31, 2022	1,764	$159.67	—	9,586,545
February 1, 2022 - February 28, 2022	1,075	153.33	—	9,586,545
March 1, 2022 - March 31, 2022	—	—	—	9,586,545
Total	2,839	$157.27	—
_____________
(1)Represents shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2)During the fiscal quarter ended March 31, 2022, the Company did not repurchase shares of common stock under its share repurchase program. At March 31, 2022, the Company had 9.6 million shares available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and nine months ended March 31, 2022 and 2021, (ii) condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2022 and 2021, (iii) condensed consolidated balance sheets as of March 31, 2022 and June 30, 2021, (iv) condensed consolidated statements of cash flows for the nine months ended March 31, 2022 and 2021, (v) condensed consolidated statements of stockholders’ equity for the three and nine months ended March 31, 2022 and 2021, and (vi) the notes to the condensed consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: May 3, 2022	By:	/s/ Edmund L. Reese
Edmund L. Reese
Corporate Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)