Form 10-K
period 2022-06-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2022-08-12
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value, as of December 31, 2021, of common stock held by non-affiliates of the registrant was $21,192,402,773.
As of August 5, 2022, there were 117,302,388 shares of the registrant’s common stock outstanding (excluding 37,158,739 shares held in treasury), par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of June 30, 2022 are incorporated by reference into Part III.

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
•competitive conditions;
•Broadridge’s ability to attract and retain key personnel; and
•the impact of new acquisitions and divestitures.
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

ITEM 1.    Business
The Broadridge Business
Broadridge, a Delaware corporation and a part of the S&P 500® Index (“S&P”), is a global financial technology leader providing investor communications and technology-driven solutions to banks, broker-dealers, asset and wealth managers, public companies, investors and mutual funds. With over 50 years of experience, including over 15 years as an independent public company, we provide integrated solutions and an important infrastructure that powers the financial services industry. Our solutions enable better financial lives by powering investing, governance and communications and help reduce the need for our clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities.
We operate our business in two reportable segments: Investor Communication Solutions and Global Technology and Operations.
Investor Communication Solutions
The Investor Communication Solutions segment’s revenues represented approximately 75% and 77% of our total Revenues in fiscal years 2022 and 2021, respectively, which gives effect to the foreign exchange impact from revenues generated in currencies other than the United States of America (“U.S.”) dollar. See “Analysis of Reportable Segments — Revenues” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We provide the following services and solutions through our Investor Communication Solutions segment:
Regulatory Solutions
We handle the entire proxy materials distribution and voting process for our bank, broker-dealer and fund clients. We offer traditional hard copy and electronic services for the delivery of proxy materials to investors and collection of consents; maintenance of a rules engine and database that contains the delivery method preferences of our clients’ customers; posting of documents on their websites; e-mail notification to investors notifying them that proxy materials are available; and proxy voting via web or mobile app. We also have the ability to combine stockholder communications for multiple stockholders residing at the same address which we accomplish by having ascertained the delivery preferences of investors. We also offer proxy vote solicitation services for the registered clients of fund companies, efficiently managing the entire proxy campaign. In addition, we provide a complete outsourced solution for the processing of all international institutional and retail proxies, including shareholder disclosure management.
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
Given the large number of Nominees involved in the beneficial proxy process resulting from the large number of beneficial shareholders, we play a unique, central and integral role in ensuring that the beneficial proxy process occurs without issue for Nominees, companies and investors. A large number of Nominees have contracted out the processes of distributing proxy materials and tabulating voting instructions to us. Nominees accomplish this by entering into agreements with Broadridge and transferring to us via powers of attorney the authority to execute a proxy, which authority the Nominee receives from the DTCC via an omnibus proxy. Through our agreements with Nominees for the provision of beneficial proxy services, we take on the responsibility of ensuring that the account holders of Nominees receive proxy materials on a timely basis digitally or in print, that their voting instructions are conveyed to the companies and funds conducting solicitations and that these services are fulfilled in accordance with the requirements of their particular solicitation. In order for us to provide the beneficial proxy services effectively, we interface and coordinate directly with each company and/or fund to ensure that the services are performed in an accurate and timely manner. As it would increase the costs for companies and funds to work with all of the Nominees through which their shares are held beneficially, companies and funds work with us for the performance of all the tasks and processes necessary to ensure that proxy materials are distributed on a timely basis to all beneficial owners and that their votes are accurately reported.

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
Additionally, we offer a complete reorganization communications solution to notify investors of U.S. reorganizations or corporate action events such as tender offers, mergers and acquisitions, bankruptcies, and class action lawsuits. We also provide global class action services handling the identification, filing and recovery of class actions and collective redress proceedings involving securities and other financial products. Class actions and collective redress proceedings continue to grow in volume and complexity and global recovery options vary by country, resulting in a complex patchwork of participation and filing requirements.
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
As part of our international corporate governance solutions, our Global Proxy solution includes services similar to those provided by our U.S. and Canadian proxy businesses. In 2021, with the effectiveness of the European Union Shareholder Rights Directive II (“SRD II”), we implemented an SRD II component to our Global Proxy solution. SRD II requires banks and broker-dealers that invest in European securities to provide all investors, retail and institutional, the ability to vote, disclose shareholder information upon request and distribute meeting or corporate action notices to all customers. Our SRD II solution helps our clients meet their SRD II compliance obligations and provides a seamless proxy voting platform for our clients’ retail and institutional customers.

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
We also provide mutual fund and exchange-traded funds trade processing services for retirement service providers, third-party administrators, financial advisors, banks and wealth management professionals through Matrix Financial Solutions, Inc. (“Matrix”). Matrix’s operational, trust, custody, trading and mutual fund and exchange-traded funds settlement services are integrated into our product suite thereby strengthening Broadridge’s role as a provider of insight, technology and business process outsourcing to the asset management and retirement industry.
Through our Fund Communication Solutions business, we provide fund managers with a single, integrated provider to manage data, perform calculations, compose documents, manage regulatory compliance and disseminate information across multiple jurisdictions. Our solution helps fund managers increase distribution opportunities, comply with both United Kingdom domestic and European Union regulations such as Solvency II and MiFID II, and makes information easily accessible for investors in a digital format. We also provide support to fund managers with document and data dissemination in the European market. This enables the receipt by distributors and investors of complete, accurate and timely information supporting fund sales.
Corporate Issuer Solutions
We provide governance and communications services to corporate issuers. We also offer disclosure solutions and transfer agency services providing corporate issuers a single source solution that spans the entire corporate disclosure and shareholder communications lifecycle.
Our governance and communications services include a full suite of annual meeting and shareholder engagement solutions:
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
•Our environmental, social and governance (“ESG”) services provide consulting in support of issuers and their ESG journey. The services include peer ESG disclosure benchmarking, ESG strategy and policy development, greenhouse gas emission assessments, and ESG and sustainability report content development. We also offer an ESG dashboard that provides ESG consensus ratings to allow corporate issuers to assess the progress of their ESG ratings and disclosure relative to their selection of peer companies.
Our disclosure solutions provide compliance reporting and transactional reporting services for public companies, including the following:
•Annual SEC Filing Services: proxy and annual report design and digitization, SEC filing, printing and web hosting services, as well as year-round SEC reporting including document composition, EDGARization and XBRL tagging.
•Capital Markets Transactional Services – typesetting, printing and SEC filing services for capital markets transactions such as initial public offerings, spin-offs, acquisitions, and securities offerings. In addition, we provide transaction support services such as virtual deal rooms and translation services.

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
Customer Communications Solutions
We support financial services, healthcare, insurance, consumer finance, telecommunications, utilities, and other service industries with their omni-channel customer communications management strategies for transactional communications, such as statements and bills, marketing communications, such as personalized microsites and campaigns, and regulatory communications, such as trade confirmations and explanation of benefits.
The Broadridge Communications CloudSM platform (the “Communications Cloud”) provides our clients the flexibility to implement only the modules and delivery channels needed to address their specific communication needs. The platform’s open application programming interfaces and self-servicing tools help our clients improve their communications systems’ efficiency and productivity. Through the Communications Cloud, our clients can:
•leverage flexible and scalable self-service and managed service composition tools to create relevant content that drives customer action;
•manage and consolidate customer profiles, preferences and consents;
•transform digital and print communications through the optimization of content across channels to accelerate delivery, reduce costs, and help our clients meet regulatory requirements and quality controls;
•store and retrieve communications with security to manage risk;
•deliver personalized communications across channels, including interactive microsites, email, short message service, presentment, online banking and payments, print and mail; and
•gain comprehensive reporting and analytics to improve communications and increase engagement based on customer behaviors.

Global Technology and Operations
Transactions involving securities and other financial market instruments can, for example, originate with an investor, who places an order with a broker who in turn routes that order to an appropriate market for execution. At that point, the parties to the transaction coordinate payment and settlement of the transaction through a clearinghouse. The records of the parties involved must then be updated to reflect completion of the transaction. Tax, custody, accounting and record-keeping requirements must be complied with in connection with the transaction and the customer’s account information must correctly reflect the transaction. The accurate processing of trading activity from its initial inception and custody activity requires effective automation and information flow across multiple systems and functions within the firm and across the systems of the various parties that participate in the execution of a transaction.
Our Global Technology and Operations business provides solutions that automate the front-to-back transaction lifecycle of equity, mutual fund, fixed income, foreign exchange and exchange-traded derivatives, from order capture and execution through trade confirmation, margin, cash management, clearing and settlement, reference data management, reconciliations, securities financing and collateral management, asset servicing, compliance and regulatory reporting, portfolio accounting and custody-related services. Our solutions provide automated straight through processing and enable buy- and sell-side financial institutions to efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With our multi-market, multi-asset class, multi-entity and multi-currency capabilities, we provide front-to-back processing on a global basis. In addition, we provide business process outsourcing services for our buy- and sell-side clients’ businesses. These services combine our technology with our operations expertise to support the entire trade lifecycle, including securities clearing and settlement, reconciliations, record-keeping, wealth management asset servicing, and custody-related functions.
The Global Technology and Operations segment’s revenues represented approximately 26% and 24% of our total Revenues in fiscal years 2022 and 2021, respectively, which gives effect to the foreign exchange impact from revenues generated in currencies other than the U.S. dollar. See “Analysis of Reportable Segments — Revenues” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Services and solutions offered through the Global Technology and Operations segment include the following:

Capital Markets Solutions
We provide a set of multi-asset, multi-entity and multi-currency post-trade and trading and connectivity solutions that support processing of securities transactions in equities, options, fixed income securities, foreign exchange, exchange-traded derivatives and mutual funds. Largely provided on a software as a service (“SaaS”) basis within large user communities, Broadridge’s technology is a global solution, processing trades, clearance and settlement in over 100 countries. Our solutions enable global capital markets firms to access market liquidity, drive more effective market making and efficient front-to-back trade processing.
Our global trade processing platforms are largely provided on a SaaS basis and handle the entire securities processing cycle. These services include reference data management, securities financing, securities-based lending, collateral management, trade and transaction reporting, reconciliations, financial messaging and asset servicing. Our solutions can be deployed as a complete solution as well as discrete components supporting financial institutions.
In addition, we provide comprehensive fixed income transaction processing capabilities to support clearance, settlement, custody, P&L reporting and regulatory reporting for domestic and foreign fixed income instruments. Our solution includes extensive support for mortgage-backed securities and other structured products. It is a multi-currency, multi-entity solution that provides position and balance information, in addition to detailed accounting, financing, collateral management, and repurchase agreement functionality. The solution offers straight through processing capabilities, enterprise-wide integration and a robust technology infrastructure - all focused on supporting firms specializing in the fixed income marketplace.
With the 2021 acquisition of Itiviti Holding AB (“Itiviti”) (now doing business as Broadridge Trading and Connectivity Solutions), a leading provider of trading and connectivity technology to the capital markets industry, we offer a set of global front-office trade order and execution management systems, connectivity and network offerings. The acquisition adds a complementary set of solutions to our existing post-trade product suite and other capital markets capabilities. The combination enables our clients to streamline their front-to-back technology platforms and operations and increase straight-through-processing efficiencies, across equities, fixed income, exchange-traded derivatives, and other asset classes.
Wealth and Investment Management Solutions
We deliver business critical data, technology solutions and marketing services to enable full-service, regional and independent broker-dealers and investment advisors to better engage with customers to help grow their business. We offer an integrated open-architecture wealth management platform through which we provide enhanced data-centric capabilities to improve the overall client experience across the entire wealth management lifecycle, including advisor, investor and operational workflows. This comprehensive wealth management platform streamlines all aspects of the service model, allowing our clients to digitally onboard customers, manage advisor compensation for multiple products and service models, and seamlessly transfer and service accounts.
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
We service the global investment management industry with a range of buy-side technology solutions. Our asset management solutions are portfolio management, compliance, fee billing and operational support solutions such as order management, data warehousing, reporting, reference data management, and risk management and portfolio accounting for hedge funds, family offices, alternative asset managers, traditional asset managers and the providers that service this space including prime brokers, fund administrators and custodians. The client base for these services includes institutional asset managers, public funds, start-up or emerging managers through some of the largest global hedge fund complexes and global fund administrators.

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
As financial institutions look to transform and mutualize their mission-critical but non-differentiating operational and support functions, we have the proven technology, scale, innovation, experience and, most importantly, the clients to achieve this goal and meet their needs. Our strategy addresses critical industry needs by utilizing our leading platform capabilities. Specifically, our growth strategy is focused on four key themes: (i) extend our strong and growing governance business, (ii) drive further growth in our capital markets business, (iii) build next generation wealth and investment management businesses and (iv) strengthen our international business.

Our business model.
We deliver multi-client technology and business process outsourcing services primarily through a common SaaS based operations platforms. We increasingly create layers of value by driving network benefits to our clients, providing deep data and analytics solutions, and offering a suite of digital capabilities on a single platform. Our SaaS offerings allow our clients to mutualize key functions and thereby reduce their costs. All of this translates into our core value proposition to be a trusted provider of technology and services across a range of analytical, operational and reporting functions.

Strong positions in a large and growing financial services market.
Our technology and associates power the critical infrastructure and services behind investing, investment governance and investor communications. Broadridge makes our clients stronger, and through them, we enable better financial lives for investors around the globe. Our deep industry knowledge enables our clients to successfully solve complex technological challenges, and inspires trust among and brings novel perspectives to our clients. While financial services firms have historically kept much of their technology infrastructure work in-house, there are two significant trends working in favor of Broadridge. In aggregate, financial service firms globally are spending more on technology, and the respective budgets allocated are consistently growing year-over-year. Moreover, these firms are devoting a growing percentage of this spend to third-party technology, operations, and services. Broadridge, as a trusted outside service provider, can undertake streamlining and better integrate our clients’ infrastructure and processes. We expect the efficiencies that result from such undertaking by Broadridge will lead to growth in the market for our solutions.

Three attractive growth platforms.
Our growth platforms address important and significant client needs as described below. Through our integrated solutions, services and our scalable infrastructure, we believe we are best positioned to meet them.
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
•Capital Markets. Global institutions have a strong need to simplify their complex technology environment, and our SaaS-based, global, multi-asset-class technology platform addresses this need. As a leader in global trade management, we are driving next-generation solutions that simplify our clients’ operations, improve performance and resiliency, evolve to global operating models, adapt to new technologies, and enable our clients to better manage their data. We plan to continue building on our global platform capabilities, enabling our clients to simplify and improve their global operations across cash securities and other asset classes. Our 2021 acquisition of Itiviti, for example, allows us to expand our services across the trade lifecycle for equities and exchange-traded derivatives and grow our international reach. We continue to develop component solutions that meet the regulatory, risk, data, and analytics needs of our clients, while also helping to drive more efficient liquidity, price discovery, and improved execution for the firms we serve.

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
Across financial services, the pace of change is only accelerating. Our clients understand that next-generation technology is a key driving force for change and efficiency and there is a need among our client base to leverage this technology to address their critical business challenges. However, they face obstacles in making the necessary investments and, more importantly, in applying the right talent and intellectual capital, which may be focused on their most differentiating functions. This continues to create opportunities for Broadridge to assist in the areas where we have scale and domain expertise, which includes areas such as artificial intelligence, blockchain, cloud, digital, and other new technologies.

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
In fiscal year 2022, we:
•processed over 700 million equity proxy positions in the performance of our U.S. proxy services;
•processed over 7 billion investor and customer communications through print and digital channels;
•processed on average over $9 trillion in equity and fixed income trades per day of U.S. and Canadian securities; and
•provided fixed income trade processing services to 20 of the 25 primary dealers of fixed income securities in the U.S.

Competition
We operate in a highly competitive industry. Our Investor Communication Solutions business competes with companies that provide investor communication and corporate governance solutions as well as our clients’ in-house operations. This includes proxy services providers, transfer agents, proxy advisory firms, proxy solicitation firms and financial printers. We also face competition from numerous firms in the compiling, printing and electronic distribution of statements, bills and other customer communications. Within our Global Technology and Operations business, our capital markets solutions compete with in-house operations and vendors that provide trade processing, back-office record keeping, and sell-side order and execution management systems. Similarly, our wealth management solutions compete with service providers that deliver data, technology solutions, and marketing services, and our investment management solutions compete with firms that provide portfolio management, compliance and operational support solutions.
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
Product Development. We manage a diverse portfolio of products and services across our core businesses. Our products and services are designed with reliability, availability, scalability, and flexibility so that we can fully meet our clients’ processing needs. These products and services are built in a manner that allows us to meet the breadth and depth of requirements of our financial services industry clients in a highly efficient manner. We continually upgrade, enhance, and expand our existing products and services, taking into account input from clients, industry-wide initiatives and regulatory changes affecting our clients. We also enter strategic relationships with clients and other third parties to accelerate product development or gain access to capabilities complementary to our product development efforts.
Intellectual Property. We own a portfolio of more than 130 U.S. and non-U.S. patents and patent applications. We also own registered marks for our trade name and own or have applied for trademark registrations for many of our services and products. We regard our products and services as proprietary and utilize internal security practices and confidentiality restrictions in contracts with employees, clients, and others for protection. We believe that we are the owner or in some cases, the licensee, of all intellectual property and other proprietary rights necessary to conduct our business.

Cybersecurity
Our information security program is designed to meet the needs of our clients who entrust us with their sensitive information. Our program includes encryption, data masking technology, data loss prevention technology, authentication technology, entitlement management, access control, anti-malware software, and transmission of data over private networks, among other systems and procedures designed to protect against unauthorized access to information, including by cyber-attacks. Broadridge utilizes the National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity (the “NIST Framework”) issued by the U.S. government in 2014 and updated in 2018, as a guideline to manage our cybersecurity-related risk. The NIST Framework outlines 108 subcategories of security controls and outcomes over five functions: identify, protect, detect, respond and recover.
To further demonstrate our commitment to maintaining the highest levels of quality service, information security, and client satisfaction within an environment that fosters continual improvement, most of our business units and our core applications and facilities for the provision of many services including our proxy services, U.S. equity and fixed income securities processing services, and Kyndryl’s data centers, are International Organization for Standardization (“ISO”) 27001 certified. This security standard specifies the requirements for establishing, implementing, operating, monitoring, reviewing, maintaining and improving a documented Information Security Management System within the context of the organization’s overall business risks. It specifies the requirements for the implementation of security controls customized to the needs of individual organizations. The ISO 27001 standard addresses confidentiality, access control, vulnerability, business continuity, and risk assessment.

We engage an independent third-party cybersecurity services and consulting firm to review our information security program quarterly and provide a quarterly report on the program to the Audit Committee of our Board of Directors. We also have a third-party firm conduct phishing tests on our associates and perform network penetration tests. In addition, we conduct regular security awareness training and testing of our employees.
Regulation
The securities and financial services industries are subject to extensive regulation in the U.S. and in other jurisdictions. As a matter of public policy, regulatory bodies in the U.S. and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors participating in those markets. Due to the nature of our services and the markets we serve, these regulatory bodies impact our businesses in various manners.
In the U.S., the securities and financial services industries are subject to regulation under both federal and state laws. At the federal level, the SEC regulates the securities industry, along with the Financial Industry Regulatory Authority, Inc. (“FINRA”), the various stock exchanges, and other SROs. In addition, SEC rules require public companies to reimburse banks and broker-dealers for the expense of distributing stockholder communications to beneficial owners of securities held in street name, and those reimbursement rates as well as rates we charge for our proxy services are set by the NYSE. The Department of Labor (“DOL”) enforces the Employee Retirement Income Security Act of 1974 (“ERISA”) regulations on fiduciaries and organizations that provide services to retirement plans. As a provider of services to financial institutions and issuers of securities, our services, such as our proxy and shareholder report processing and distribution services, are provided in a manner to assist our clients in complying with the laws and regulations to which they are subject. As a result, the services we provide may be required to change as applicable laws and regulations are adopted or revised. We monitor legislative and rulemaking activity by the SEC, FINRA, DOL, the stock exchanges and other regulatory bodies that may impact our services, and if new laws or regulations are adopted or changes are made to existing laws or regulations applicable to our services, we expect to adapt our business practices and service offerings to continue to assist our clients in fulfilling their obligations under new or modified requirements.
Certain aspects of our business are subject to regulatory compliance or oversight. As a provider of technology services to financial institutions, certain aspects of our U.S. operations are subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council (“FFIEC”), an interagency body of the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration and the Consumer Financial Protection Bureau. Periodic examinations by the FFIEC generally include areas such as internal audit, risk management, business continuity planning, information security, systems development, and third-party vendor management to identify potential risks related to our services that could adversely affect our banking and financial services clients.
In addition, our business process outsourcing, mutual fund processing and transfer agency solutions, as well as the entities providing those services, are subject to regulatory oversight. Our business process outsourcing and mutual fund processing services are performed by a broker-dealer, Broadridge Business Process Outsourcing, LLC (“BBPO”). BBPO is registered with the SEC, is a member of FINRA and is required to participate in the Securities Investor Protection Corporation (“SIPC”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. BBPO is subject to regulations concerning many aspects of its business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of its business or disqualification of its directors, officers or employees. There has been continual regulatory scrutiny of the securities industry including the outsourcing by firms of their operations or functions. This oversight could result in the future enactment of more restrictive laws or rules with respect to business process outsourcing. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At June 30, 2022, BBPO was in compliance with this capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires that BBPO maintain a minimum net capital amount. At June 30, 2022, BBPO was in compliance with this capital requirement.

Matrix Trust Company (“Matrix Trust”), is a Colorado State chartered, non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds (“CITs”). As a result, Matrix Trust is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Insurance and Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At June 30, 2022, Matrix Trust was in compliance with its capital requirements. In addition, in connection with the offering of CITs, Matrix Trust acts as a discretionary trustee and an ERISA fiduciary. CITs are subject to regulation by the IRS, federal and state banking regulators, and the DOL, which impose a number of duties on persons who are fiduciaries under ERISA. Matrix Trust is also subject to regulation by the Colorado Division of Banking and the Arizona Department of Financial Institutions which regulate CITs pursuant to guidance issued by the Office of the Comptroller of the Currency regulation.
Our transfer agency business, Broadridge Corporate Issuer Solutions, is subject to certain SEC rules and regulations, including annual reporting, examination, internal controls, proper safeguarding of issuer and shareholder funds and securities, maintaining a written Identity Theft Prevention Program, and obligations relating to its operations. Our transfer agency business is subject to certain NYSE requirements concerning operational standards as a transfer agent or registrar for NYSE-listed companies. Furthermore, it is also subject to U.S. Internal Revenue Service (the “IRS”) regulations, as well as certain provisions of the Gramm-Leach-Bliley Act (“GLBA”) and the Federal Trade Commission’s (the “FTC”) regulations with respect to maintenance of information security safeguards. In addition, Broadridge Corporate Issuer Solutions complies with all applicable trade control laws and regulations, including country/territory-based sanctions and list-based sanctions maintained by the U.S. and other jurisdictions where we do business. Finally, state laws govern certain services performed by our transfer agency business.
In addition, we are required to comply with anti-money laundering laws and regulations, such as, in the U.S., the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the “BSA”), and the BSA implementing regulations of the Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Department of the Treasury. A variety of similar anti-money laundering requirements apply in other countries. We are also subject to the relevant aspects of regulations and guidance published by FinCEN (as discussed below), which includes the Know Your Customer (“KYC”) requirements promulgated by FinCEN.

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
Privacy laws and regulations may require notification to affected individuals, federal and state regulators, and consumer reporting agencies in the event of a security breach that results in unauthorized access to, or disclosure of, certain personal information. Privacy laws outside the U.S. may be more restrictive and may require different compliance requirements than U.S. laws and regulations, and they may impose additional duties on us in the performance of our services.
There has been increased public attention regarding the use and transfer of personal information, accompanied by legislation, regulations and enforcement activity intended to strengthen data protection, information security and consumer and personal privacy.
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

We continually monitor privacy and information security laws and regulations and while we believe that we are compliant with our regulatory responsibilities, information security threats continue to evolve, resulting in increased risk and exposure. In addition, legislation, regulation, litigation, court rulings, or other events could expose Broadridge to increased costs, liability, and possible damage to our reputation.

Legal Compliance
Regulations issued by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of Treasury place prohibitions and restrictions on all U.S. citizens and entities, including the Company, with respect to transactions by U.S. persons with specified countries and individuals and entities identified on OFAC's sanctions lists and Specially Designated Nationals and Blocked Persons List (a published list of individuals and companies owned or controlled by, or acting for or on behalf of, countries subject to certain economic and trade sanctions, as well as terrorists, terrorist organizations and narcotics traffickers identified by OFAC under programs that are not country specific). Similar requirements apply to transactions and dealings with persons and entities specified in lists maintained in other countries. We have developed procedures and controls that are designed to monitor and address legal and regulatory requirements and developments to protect against having direct business dealings with such prohibited countries, individuals or entities.
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

Human Capital Management
As of June 30, 2022, we had approximately 14,300 full-time associates, of which approximately 49% were employed in the U.S. Of the approximately 51% of associates located outside of the U.S., 34% are in the APAC region, where a substantial number of associates are in India, and 12% are in Europe. None of our U.S. employees are represented by a labor union. In some countries outside the U.S., we have works councils, or we are required by local law to enter into and/or comply with industry-wide collective bargaining agreements. We believe that our employee relations are good.
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
Our human capital strategies are developed and managed by our Chief Human Resources Officer, who reports to the Chief Executive Officer, and are overseen by the Company’s Board of Directors and the Compensation Committee of the Board of Directors. Our Board of Directors believes that human capital management and succession planning are vital to our success. The Board annually reviews the Company’s leadership bench and succession planning. In addition, the Board receives regular updates on talent and other human capital matters such as culture, attrition and retention, and quarterly updates on our progress on our diversity, equity and inclusion (“DEI”) initiatives and practices, including an annual update from our Chief Diversity Officer. The Compensation Committee’s oversight includes initiatives and programs that concern our culture, talent, recruitment, retention and associate engagement.

Diversity, Equity and Inclusion
We are dedicated to fostering a diverse, equitable, inclusive and healthy environment. As a leading provider of technology, communications and data and analytics solutions to businesses around the world, it is critical that we understand, embrace and operate in a multicultural environment. Every associate has unique strengths, which, when fully appreciated and embraced, enable everyone to perform at their best, leading to our success. Our goal is to ensure our associates at every level of the organization represent the diversity of the clients we serve and the communities in which we work. We are committed to advancing DEI initiatives and values as part of our culture.
We have an Executive Diversity Council, chaired by our President, that meets quarterly and provides insight and recommendations on critical DEI-related opportunities and challenges. In addition, we support a number of associate-led employee resource groups (our Associate Networks), where associates with similar backgrounds and interests can find peer support, shape company culture, receive mentorship and sponsorship from senior members and develop their careers.
We have a Chief Diversity Officer, whose role is to implement a holistic DEI strategy, and partner with our business units to develop the resources and competencies needed to drive this strategy. Our Chief Diversity Officer is a member of the Executive Diversity Council and provides regular updates to our Chief Executive Officer and executive leadership team. In addition, the Chief Diversity Officer serves as an advisor on global initiatives, such as our Associate Networks, and our recruitment and compliance efforts. We provide regular updates regarding our diversity efforts and performance to our Board.
In 2022, we conducted our inaugural DEI survey to learn more about our associates’ perceptions and experiences with diversity, equity and inclusion at Broadridge. The survey was run globally, and over 7,000 associates across 19 countries participated. The overwhelming majority of our associates believe that 1) the importance of DEI is reflected in the priorities of Broadridge's business, 2) we were successful in advancing DEI initiatives over the past year, and 3) we create a physically and psychologically safe environment where associates feel they belong, and they are included and treated fairly. The survey also identified some areas of focus and provided a baseline that will enable us to measure our progress over time.

Talent and Development
We believe that our associates are among our most important assets. Encouraging professional development opportunities is a core part of our culture. One important resource we provide our associates is Broadridge University, a comprehensive suite of online courses and on-site training. We offer career-enhancing programs from top business schools to leaders in our Associate Networks, have a tuition reimbursement program, and support participation in external learning opportunities. Our reverse mentoring program supports associate engagement and increasing a sense of belonging and inclusion by aligning associates from all levels and backgrounds (including but not limited to different generations, race, gender, ability, and sexual orientation) to serve as mentors to senior leaders. We offer our technology associates with resources to supplement their work experience, including a skills inventory to identify strengths and new opportunities, and a Technology Expert Career Track, a transparent process that allows associates to grow as leaders in the organization. We also empower associates to learn and grow as subject matter experts in the financial markets. In turn, this enables our associates to assist our clients with their expertise and adds value to our associates’ own career development and skill sets.

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
As we continue to navigate the Covid-19 pandemic, the well-being of our associates is one of our highest priorities. We have taken numerous steps in support of these priorities, including remote work for our non-production associates, and stringent safety and disinfecting measures in our facilities to mitigate the spread of the virus. We removed economic pressure to work by providing extended leave for those who are ill or required to quarantine. The Broadridge Pandemic/Covid-19 Committee continues to track the latest developments of the pandemic applying guidance from health authorities in the locations in which we operate. We have deployed a task force focused on safely re-opening our offices providing personal protective equipment at no cost to associates, and we have taken other measures to ensure a safe work environment for all.

Associate Compensation and Benefits
We have demonstrated a history of investing in our workforce by offering competitive salaries and wages. In addition, we offer various types of compensation, which vary by associate role and country/region, and may include annual bonuses, stock awards, and retirement savings plans. Also, a portion of every associate’s incentive compensation is tied to client satisfaction goals, which reinforces our commitment to the Service-Profit Chain and rewards associates for their contributions to Broadridge’s overall client satisfaction performance. In addition we offer the following benefits, which may vary by country/region: healthcare and insurance benefits, tax efficient or savings programs, such as health and dependent care flexible spending accounts, health savings account and pretax commuter benefits or green transport tax savings programs, paid time off, including volunteer time off, paid parental leave, quarantine and Covid-19 leave, and vaccination time off, life and disability insurance, business travel accident insurance, charitable gift matching, tuition assistance and on-site health centers, among others.
Associate Engagement
We regularly conduct multiple surveys and focus groups to assess associate engagement and determine if and how perspectives have changed over time. Our surveys and focus group practices allow our associates to share their views on our workplace, the importance of various aspects of work life, among other topics. The themes and insights of our associate feedback are shared with our executive leadership and has been instrumental in shaping our approach to planning for the future of our workplace. In fiscal year 2022, our employee engagement score of 77% overall favorable rating remained consistent with our 2021 score in the annual Great Place to Work® survey, which was an 8% increase over the 2020 score. In addition, 80% of our associates stated that Broadridge is a “great place to work,” and for the fourth consecutive year, we received U.S. and Canada certification from Great Place to Work for our outstanding workplace culture. We also received certification in India for the fifth consecutive year and certification in the United Kingdom, Ireland, and Russia for the second year in a row. In addition, for the first time, we have achieved Great Place to Work certification in Romania, Poland, Singapore, and Japan, and were voted one of the Best Workplaces for Women (UK). The Great Place to Work Institute is a global authority on high-trust, high-performance workplaces.
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
In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
We provide technology solutions to financial services firms that are generally subject to extensive regulation in the U.S. and in other jurisdictions. As a provider of products and services to financial institutions and issuers of securities, our products and services are provided in a manner designed to assist our clients in complying with the laws and regulations to which they are subject. Therefore, our services, such as our proxy, shareholder report distribution, and customer communications services, are particularly sensitive to changes in laws and regulations, including those governing the financial services industry and the securities markets. Changes in laws and regulations could require changes in the services we provide or the manner in which we provide our services, or they could result in a reduction or elimination of the demand for our services.
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
In addition, new regulations governing our clients could result in significant expenditures that could cause them to reduce their use of our services, seek to renegotiate existing agreements, or cease or curtail their operations, all of which could adversely impact our business. Further, an adverse regulatory action that changes a client’s business or adversely affects its financial condition, could decrease their ability to purchase, or their demand for, our products and services. The loss of business from any of our larger clients could have a material adverse effect on our revenues and results of operations.

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

A large percentage of our revenues are derived from a small number of clients in the financial services industry and the loss of any of such clients could have a material impact on our revenues and also result in an asset write-down of our client onboarding costs.

In fiscal year 2022, we derived approximately 46% of the revenues of our Global Technology and Operations segment from the 15 largest clients in that segment. Our largest single client accounted for approximately 7% of our consolidated revenues in fiscal year 2022. While these clients generally work with multiple business segments, the loss of business from any of these clients due to merger or consolidation, financial difficulties or bankruptcy, or the termination or non-renewal of contracts could have a material adverse effect on our revenues and results of operations. Also, a delay in onboarding a client onto our technology would result in a delay in our recognition of revenue from that client. Further, in the event of a reduction of a client’s demand for our services or the loss of a client’s business, in addition to losing the revenue from that client, we could be required to write-off any client investments that are not offset by any contract termination fees, including costs incurred to onboard a client or convert a client’s systems to function with our technology. Such costs for all clients represented approximately 15% of our total assets as of June 30, 2022, with one client representing a large portion of such amount.

Security breaches or cybersecurity attacks could adversely affect our ability to operate, could result in personal, confidential or proprietary information being misappropriated, and may cause us to be held liable or suffer harm to our reputation.
We process and transfer sensitive data, including personal information, valuable intellectual property and other proprietary or confidential data provided to us by our clients, which include financial institutions, public companies, mutual funds, and healthcare companies. We also handle personal information of our employees in connection with their employment. We maintain systems and procedures including encryption, authentication technology, data loss prevention technology, entitlement management, access control and anti-malware software, and transmission of data over private networks to protect against unauthorized access to physical and electronic information, including by cybersecurity attacks. However, information security threats continue to evolve resulting in increased risk and exposure and increased costs to protect against the threat of information security breaches or to respond to or alleviate problems caused by such breaches.

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
Many of our services are provided through the Internet, which increases our exposure to potential cybersecurity attacks. We have experienced cybersecurity threats to our information technology infrastructure and have experienced non-material cybersecurity attacks, attempts to breach our systems and other similar incidents. Future threats could cause harm to our business and our reputation and challenge our ability to provide reliable service, as well as negatively impact our results of operations materially. Our insurance coverage may not be adequate to cover all the costs related to cybersecurity attacks or disruptions resulting from such events.
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
The Covid-19 pandemic continues to persist throughout the world, including the U.S., India, Canada, Europe and other locations where we operate. To date, the Covid-19 pandemic has negatively impacted the global economy, created significant financial market volatility, disrupted global supply chains, and resulted in a significant number of infections and deaths worldwide.
In response to the Covid-19 pandemic, we have taken, and expect to continue to take, measures designed to protect the health of our employees and to minimize our operational disruption and resulting provision of services to our clients. These measures have increased our expenses and we may continue to incur such expenses.
In addition, the Covid-19 pandemic has created significant uncertainties. These uncertainties include, but are not limited to, the adverse effects of the pandemic on the economy, our employees, our clients and our third-party service providers. We continue to work with our stakeholders to responsibly address the effects of this global pandemic and take appropriate actions in an effort to mitigate any adverse consequences. However, we cannot assure you that we will be successful in any such mitigation efforts. The extent to which the Covid-19 pandemic may impact our operations will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, the emergence of new virus variants, outbreaks occurring at any of our facilities and changes in worldwide and U.S. economic conditions.

Our business and results of operations may be adversely affected if we do not comply with legal and regulatory requirements that apply to our services or businesses, and new laws or regulations and/or changes to existing laws or regulations to which we are subject may adversely affect our ability to conduct our business or may reduce our profitability.
The legislative and regulatory environment of the financial services industry is continuously changing. The SEC, FINRA, DOL, various stock exchanges and other U.S. and foreign governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations or provide revised interpretations or they may change the enforcement priorities with respect to existing laws and regulations. These legislative and regulatory initiatives impact the way in which we conduct our business, requiring changes to the way we provide our services or additional investment which may make our business more or less profitable. Further, as a provider of technology services to financial institutions, certain aspects of our U.S. operations are subject to regulatory oversight and examination by the FFIEC. A sufficiently unfavorable review from the FFIEC could have a material adverse effect on our business. With an increased focus on cybersecurity and vendor risk management, the FFIEC and other regulatory agencies provide guidelines for overseeing technology service providers, increasing the contractual requirements with our clients and the cost of providing our services.

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
As a provider of data and business processing solutions, our systems contain a significant amount of sensitive data, including personal information, related to our clients, customers of our clients, and our employees. We are, therefore, subject to compliance obligations under federal, state and foreign privacy and information security laws, including in the U.S., the GLBA, HIPAA, the CCPA, and the GDPR in the European Union, and we are subject to compliance with various client industry standards such as PCI DSS as well as Medicare and Medicaid programs related to our clients. We are subject to penalties for failure to comply with such regulations and requirements, and such penalties could have a material adverse effect on our financial condition, results of operations, or cash flows. There has been increased public attention regarding the use of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop, the number of jurisdictions adopting such laws continues to increase and these laws may be inconsistent from jurisdiction to jurisdiction. Furthermore, the changing nature of privacy laws in the U.S., the European Union and elsewhere could impact our processing of personal information of our employees and on behalf of our clients.
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

Furthermore, certain third-party service providers or vendors may have access to sensitive data including personal information, valuable intellectual property and other proprietary or confidential data, including that provided to us by our clients. It is possible that a third-party vendor could intentionally or inadvertently disclose sensitive data including personal information, which could have a material adverse effect on our business and financial results and damage our reputation.

We rely on the United States Postal Service (“USPS”) and other third-party carriers to deliver communications and changes in our relationships with these carriers or an increase in postal rates or shipping costs may adversely impact demand for our products and services and could have an adverse impact on our business and results of operations.
We rely upon the USPS and third-party carriers, including the United Parcel Service, for timely delivery of communications on behalf of our clients. As a result, we are subject to carrier disruptions due to factors that are beyond our control, including employee strikes, inclement weather, increased fuel costs. Any failure to deliver communications to or on behalf of our clients in a timely and accurate manner may damage our reputation and brand and could cause us to lose clients. In addition, the USPS has incurred significant financial losses in recent years and may, as a result, implement significant changes to the breadth or frequency of its mail delivery causing disruptions in the service. If our relationship with any of these third-party carriers is terminated or impaired, or if any of these third parties are unable to distribute communications, we would be required to use alternative, and possibly more expensive, carriers to complete our distributions on behalf of our clients. We may be unable to engage alternative carriers on a timely basis or on acceptable terms, if at all, which could have an adverse effect on our business. In addition, future increases in postal rates or shipping costs, as well as changes in customer preferences, may result in decreased demand for our traditional printed and mailed communications resulting in an adverse effect on our business, financial condition and results of operations.

In the event of a disaster, our disaster recovery and business continuity plans may fail, which could result in the loss of client data and adversely interrupt operations.
Our operations are dependent on our ability to protect our infrastructure against damage from catastrophe, natural disaster, or severe weather, as well as events resulting from unauthorized security breach, power loss, telecommunications failure, terrorist attack, pandemic, or other events that could have a significant disruptive effect on our operations. We have disaster recovery and business continuity plans in place in the event of system failure due to any of these events and we test our plans regularly. In addition, our data center services provider also has disaster recovery plans and procedures in place. However, we cannot be certain that our plans, or those of our data center services provider, will be successful in the event of a disaster. If our disaster recovery or business continuity plans are unsuccessful in a disaster recovery scenario, we could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients, and we could be liable to parties who are financially harmed by those failures. In addition, such failures could cause us to lose revenues, lose clients or damage our reputation.

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
Our services are impacted by the number of unique securities positions held by investors through our clients, the level of investor communications activity we process on behalf of our clients, trading volumes, market prices, and liquidity of the securities markets. These factors are in turn affected by general national and international economic and political conditions, and broad trends in business and finance that result in changes in participation and activity in the securities markets. For example, the Covid-19 pandemic and Russia’s invasion of Ukraine have adversely impacted global commercial activity and have had a negative impact on the global economy, adversely impacting our clients. These factors include:
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

Intense competition could negatively affect our ability to maintain or increase our business, financial condition, and results of operations.
The markets for our products and services continue to evolve and are highly competitive. We compete with a number of firms that provide similar products and services. In addition, our securities processing solutions compete with our clients’ in-house capabilities to perform comparable functions. Our competitors may be able to respond more quickly to new or changing opportunities, technologies, and client requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to clients and adopt more aggressive pricing policies than we will be able to offer or adopt. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies. There can be no assurances that we will be able to compete effectively with current or future competitors. If we fail to compete effectively, our business, financial condition, and results of operations could be materially harmed.

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

The inability to identify, obtain, retain, enforce and protect important intellectual property rights to technology could harm our business.
Our success depends in part upon a combination of patents, trademarks, service marks, copyrights, domain names and trade secrets to protect our intellectual property and marks. We also enter into confidentiality and invention assignment agreements with our employees, consultants and other third parties, and control access to our services, software and proprietary information. Moreover, we license or acquire technology that we incorporate into our services and products.
Despite our efforts to identify, obtain, retain, enforce and protect our intellectual property rights and proprietary information, we cannot be certain that they will be effective or sufficient to prevent the unauthorized access, use, copying, theft or the reverse engineering of our intellectual property and proprietary information for a variety of reasons, including: (a) our inability to detect misappropriation by third parties of our intellectual property; (b) disparate legal protections for intellectual property across different countries; (c) constantly evolving intellectual property legal standards as to the scope of protection, validity, non-infringement, enforceability and infringement defenses; (d) failure to maintain appropriate contractual restrictions and other measures to protect our know-how and trade secrets, or contract breaches by others; (e) failure to identify and obtain patents on patentable innovations; (f) potential invalidation, unenforceability, scope narrowing, dilution and opposition, through litigation and administrative processes both in the U.S. and abroad, of our intellectual property rights; and (g) other business or resource limitations on intellectual property enforcement against third parties.

Our products and services, and the products and services provided to us by third parties, may infringe upon intellectual property rights of third parties, and any infringement claims, whether initiated by or against us, could require us to incur substantial costs, distract our management, or prevent us from conducting our business.
Costly, complex, time-consuming and unpredictable litigation may be necessary to enforce our intellectual property rights, or challenge the purported validity or scope of third-party intellectual property. Further, although we attempt to avoid infringing upon known proprietary rights of third parties, we are subject to the risk of claims alleging infringement of third-party proprietary rights. All intellectual property litigations, even baseless claims, result in significant expense and diversion of resources, our management and time. Any adverse outcome in an intellectual property litigation may materially and adversely affect our brand, business, operations and financial condition, and require us to license the technology of others on unfavorable terms. Additionally, third parties that provide us with products or services that are integral to the conduct of our business may also be subject to similar infringement allegations from others, which could prevent such third parties from continuing to provide these products or services to us. As a result, we may need to undertake work-arounds or substantial reengineering of our products or services in order to continue offering them, and we may not succeed in doing so. Furthermore, a party asserting such an infringement claim could secure a judgment against us that requires us to pay substantial damages, grants such party injunctive relief, or grants other court ordered remedies that could prevent us from conducting our business.
We use third-party open source software in our products and services. Though we have a policy, review board, and review process in place governing the use of open source software, there is a risk that we incorporate into our products and services open source software with onerous licensing terms that purportedly require us to make the source code of our proprietary code, combined with such open source software, available under such license. Furthermore, U.S. courts have not interpreted the terms of various open source licenses, but could interpret them in a manner that imposes unanticipated conditions or restrictions on our products and services. Usage of open source software can lead to greater risks than use of third-party commercial software, given that licensors generally disclaim all warranties on their open source software, and hackers frequently exploit vulnerabilities in open source software. Any use of open source software inconsistent with its license or our policy could harm our business, operations and financial position.

Acquisitions and integrating such acquisitions create certain risks and may affect operating results.
As part of our overall business strategy, we may make acquisitions and strategic investments in companies, technologies or products, or enter joint ventures. In fact, over the last three fiscal years we have completed 10 acquisitions and made strategic investments in seven firms. These transactions and the integration of acquisitions involve a number of risks. The core risks are in the areas of:
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
In addition, international acquisitions, such as our 2021 acquisition of Itiviti, often involve additional or increased risks including, for example:
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
As of June 30, 2022, we had $3,793.0 million in aggregate principal amount of total debt. Additionally, our revolving credit facility has a remaining borrowing capacity of $1,475.0 million as of June 30, 2022. Our overall leverage and the terms of our financing arrangements could:
•limit our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity;
•make it more difficult for us to satisfy the terms of our debt obligations;
•limit our ability to refinance our indebtedness on terms acceptable to us, or at all;
•limit our flexibility to plan for and to adjust to changing business and market conditions;
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

We may incur non-cash impairment charges in the future associated with our portfolio of intangible assets, including goodwill.
As a result of past acquisitions, we carry a significant goodwill and other acquired intangible assets on our balance sheet. In addition, we also defer certain costs to onboard a client or convert a client’s systems to function with our technology. Goodwill, intangible assets, net and deferred client conversion and start-up costs accounted for approximately 71% of the total assets on our balance sheet as of June 30, 2022. We test goodwill for impairment annually as of March 31st and we test goodwill, intangible assets, net and deferred client conversion and start-up costs for impairment at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Although no indications of an impairment have been identified, there can be no assurance that we will not incur impairment charges in the future, particularly in the event of a prolonged economic recession or loss of a key client or clients. A significant non-cash impairment could have a material adverse effect on our results of operations.

We operate internationally and our operations could be adversely impacted by local legal, economic, political and other conditions.
A portion of our revenue is generated outside the U.S. and in recent years, we have expanded our operations, entered strategic alliances, and acquired businesses outside the U.S. As a result of our 2021 acquisition of Itiviti, our revenues generated outside the U.S. have increased by 33% and we now operate in 20 countries outside the U.S. Also, our business is highly dependent on the global financial services industry and exchanges and market centers around the world. Compliance with foreign and U.S. laws and regulations that are applicable to our international operations could cause us to incur higher than anticipated costs, and inadequate enforcement of laws or policies such as those protecting intellectual property, could affect our business and the Company’s overall results of operations. Our operations also could be affected by economic and political changes in those countries, particularly in those with developing economies, and by macroeconomic changes, including recessions, inflation and currency fluctuations between the U.S. dollar and non-U.S. currencies.
In addition, our operations and our ability to deliver our services to our clients could be adversely impacted if there is instability, disruption or destruction in certain geographic regions, including as a result of natural or man-made disasters, wars, terrorist activities, or any widespread outbreak of an illness or pandemic. For example, the continuation or worsening of the Covid-19 pandemic and its variants, or other local or global health issue, or the broader economic consequences of the conflict in Ukraine could adversely impact our operations and financial results.

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

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.     Properties
We operate our business primarily from 47 facilities. We lease 10 production-related facilities in Edgewood, New York; El Dorado Hills, California; South Windsor, Connecticut; Kansas City, Missouri; Dallas, Texas; Coppell, Texas; and Markham, Canada, with a combined space of 2.4 million square feet which are used in connection with our Investor Communication Solutions business. We also lease one facility in Newark, New Jersey, which houses our principal Global Technology and Operations business operations. We lease space at 35 additional locations, subject to customary lease arrangements and which expire on a staggered basis, and we also own one facility in Mount Laurel, NJ. We believe our facilities are currently adequate for their intended purposes and are adequately maintained.

ITEM 3.    Legal Proceedings
Currently, there are not any material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of the Company’s property is the subject. In the normal course of business, the Company is subject to claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material impact on its financial condition, results of operations, or cash flows.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II.
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading “regular way” on the NYSE under the symbol “BR” on April 2, 2007. There were 9,274 stockholders of record of the Company’s common stock as of August 5, 2022. This figure excludes the beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Dividend Policy
We expect to pay cash dividends on our common stock. On August 11, 2022, our Board of Directors increased our quarterly cash dividend by $0.085 per share to $0.725 per share, an increase in our expected annual dividend amount from $2.56 to $2.90 per share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
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
Performance Graph
The following graph compares the cumulative total return on Broadridge common stock from June 30, 2017 to June 30, 2022, with the comparable cumulative return of the: (i) S&P 500 Index and (ii) S&P 500 Information Technology Index. The graph assumes $100 was invested on June 30, 2017 in our common stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock.
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

	June 30, 2017	June 30, 2018	June 30, 2019	June 30, 2020	June 30, 2021	June 30, 2022
Broadridge Financial Solutions. Inc. Common Stock	$100.00	$154.67	$174.50	$175.77	$228.55	$205.07
S&P 500 Index	$100.00	$114.36	$126.27	$135.73	$191.07	$170.75
S&P 500 Information Technology Index	$100.00	$131.30	$150.12	$204.00	$290.48	$251.08

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our fourth fiscal quarter ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2022 – April 30, 2022	132,215	$156.31	—	9,586,545
May 1, 2022 – May 31, 2022	282	134.93	—	9,586,545
June 1, 2022 – June 30, 2022	—	—	—	9,586,545
Total	132,497	$156.26	—
(1)Includes 132,497 shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2)During the fiscal quarter ended June 30, 2022, the Company did not repurchase shares of common stock under its share repurchase program. At June 30, 2022, there were 9,586,545 shares remaining available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

ITEM 6.    [Reserved]
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion summarizes the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal years ended June 30, 2022 and 2021, and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words such as “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be,” “on track” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results, performance or achievements may differ materially from the results discussed in this Item 7 because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” and “Risk Factors” included in Part 1 of this Annual Report on Form 10-K.
The discussion summarizing the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal year ended June 30, 2020 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year 2021 (the “2021 Annual Report”), which was filed with the Securities and Exchange Commission on August 12, 2021.
DESCRIPTION OF THE COMPANY AND BUSINESS SEGMENTS
Broadridge, a Delaware corporation and a part of the S&P 500® Index, is a global financial technology leader providing investor communications and technology-driven solutions to banks, broker-dealers, asset and wealth managers, public companies, investors and mutual funds. Our services include investor communications, securities processing, data and analytics, and customer communications solutions. With over 50 years of experience, including 15 years as an independent public company, we provide integrated solutions and an important infrastructure that powers the financial services industry. Our solutions enable better financial lives by powering investing, governance and communications and help reduce the need for our clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities. Our businesses operate in two reportable segments: Investor Communication Solutions and Global Technology and Operations.
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
During the fiscal year ended June 30, 2022, there were no material acquisitions.

The following represents the fiscal year 2021 acquisitions:

Fiscal Year 2021 Acquisitions:
Financial information on each transaction is as follows:

	Itiviti	Advisor-Stream	Total
	(in millions)
Cash payments, net of cash acquired	$2,580.4	$23.2	$2,603.6
Deferred payments, net	—	2.9	2.9
Contingent consideration liability	—	8.5	8.5
Aggregate purchase price	$2,580.4	$34.5	$2,615.0

Net tangible assets acquired / (liabilities assumed)	$(252.9)	$(3.3)	$(256.2)
Goodwill	1,928.7	27.3	1,956.0
Intangible assets	904.6	10.5	915.1
Aggregate purchase price	$2,580.4	$34.5	$2,615.0
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
•The contingent consideration liability is payable through fiscal year 2024 upon the achievement by the acquired business of certain revenue targets, and has a maximum potential pay-out of $12.0 million upon the achievement in full of the defined financial targets by the acquired business.
•The fair value of the contingent consideration liability at June 30, 2022 is $8.0 million.
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
Goodwill. We review the carrying value of all our goodwill by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate a possible impairment. When determining fair value of a reporting unit, we utilize the income approach which considers a discounted future cash flow analysis using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the particular reporting unit’s weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows based on forecasted earnings before interest and taxes, and the selection of the terminal value growth rate and discount rate assumptions. The weighted-average cost of capital takes into account the relative weight of each component of our consolidated capital structure (equity and long-term debt). Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-range planning process. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess not to exceed the total amount of goodwill allocated to that reporting unit. We had $3,484.9 million of goodwill as of June 30, 2022. Given the significance of our goodwill, an adverse change to the fair value of one of our reporting units could result in an impairment charge, which could be material to our earnings.
The Company performs a sensitivity analysis under the goodwill impairment test assuming hypothetical reductions in the fair values of our reporting units. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in our calculations of the fair values of the reporting units would not result in an impairment of our goodwill.

Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). The Company is subject to regular examination of its income tax returns by the U.S. federal, state and foreign tax authorities. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements. The Company has estimated foreign net operating loss carryforwards of approximately $59.5 million as of June 30, 2022 of which $8.8 million are subject to expiration in the June 30, 2023 through June 30, 2042 period. The remaining $50.7 million of carryforwards has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $41.3 million of which $20.4 million are subject to expiration in the June 30, 2023 through June 30, 2037 period with the balance of $20.9 million having an indefinite utilization period. U.S. federal net operating loss carryforwards resulting from tax losses beginning with the fiscal year ended June 30, 2019 have an indefinite carryforward under the U.S. Tax Cuts and Jobs Act (the “Tax Act”). The Company did not generate federal net operating losses for the fiscal year ended June 30, 2022.
Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $10.7 million and $10.5 million at June 30, 2022 and 2021, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income requires significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.
Share-based Payments. Accounting for stock-based compensation requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock options issued by using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Determining these assumptions are subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock options. A hypothetical change of five percentage points applied to the volatility assumption used to determine the fair value of the fiscal year 2022 stock option grants would result in approximately a $2.5 million change in total pre-tax stock-based compensation expense for the fiscal year 2022 grants, which would be amortized over the vesting period. A hypothetical change of one year in the expected life assumption used to determine the fair value of the fiscal year 2022 stock option grants would result in approximately a $1.0 million change in the total pre-tax stock-based compensation expense for the fiscal year 2022 grants, which would be amortized over the vesting period. A hypothetical change of one percentage point in the forfeiture rate assumption used for the fiscal year 2022 stock option grants would result in approximately a $0.1 million change in the total pre-tax stock-based compensation expense for the fiscal year 2022 grants, which would be amortized over the vesting period. A hypothetical one-half percentage point change in the dividend yield assumption used to determine the fair value of the fiscal year 2022 stock option grants would result in approximately a $1.0 million change in the total pre-tax stock-based compensation expense for the fiscal year 2022 grants, which would be amortized over the vesting period.

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

The key performance indicators for the fiscal years ended June 30, 2022, and 2021, are as follows:

	Select Operating Metrics

	Years Ended June 30,
	2022	2021
Record Growth
Equity proxy	18%	26%
Mutual fund interims	14%	10%

Internal Trade Growth	1%	12%

RESULTS OF OPERATIONS
The following discussions of Analysis of Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the fiscal year ended June 30, 2022 compared to the fiscal year ended June 30, 2021. The Analysis of Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Consolidated Statements of Earnings. Discussions of Analysis of Consolidated Statements of Earnings and Analysis of Reportable Segments for the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020 is disclosed in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2021 Annual Report.
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
“Internal Growth” is a component of recurring fee revenue and generally reflects year over year changes in existing services to our existing customers’ multi-year contracts beyond the initial twelve-month period in which it was included in Net New Business.
“Investment Gains” represents non-operating, non-cash gains on privately held investments.
“Net New Business” refers to recurring revenue from Closed sales for the initial twelve-month contract period after which the client goes live with the Company’s service(s), less recurring revenue from client losses.
“Real Estate Realignment and Covid-19 Related Expenses” are comprised of two major components: Real Estate Realignment Expenses, and Covid-19 Related Expenses. Real Estate Realignment Expenses are expenses associated with the exit of certain of the Company’s leased facilities in response to the Covid-19 pandemic, which consist of the impairment of certain right of use assets, leasehold improvements and equipment, as well as other related facility exit expenses directly resulting from, and attributable to, the exit of these leased facilities. Covid-19 Related Expenses are direct and incremental expenses incurred by the Company to protect the health and safety of Broadridge associates during the Covid-19 outbreak, including expenses associated with monitoring the temperatures for associates entering our facilities, enhancing the safety of our office environment in preparation for workers to return to Company facilities on a more regular basis, ensuring proper social distancing in our production facilities, personal protective equipment, enhanced cleaning measures in our facilities, and other safety related expenses.
“Russia-Related Exit Costs” are direct and incremental costs associated with the Company’s wind down of business activities in Russia in response to Russia’s invasion of Ukraine, including relocation-related expenses of impacted associates.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. During fiscal year 2022, mutual fund proxy fee revenues were 57% greater than the prior fiscal year. During fiscal year 2021, mutual fund proxy fee revenues were 17% greater than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of fee revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For the fiscal year ended June 30, 2022, we are reporting Closed sales net of a 5.0% allowance adjustment. For the fiscal year ended June 30, 2021, we reported Closed sales net of a 5.0% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
For the fiscal years ended June 30, 2022 and 2021, Closed sales were $281.9 million and $232.1 million, respectively. The fiscal years ended June 30, 2022 and 2021, are net of an allowance adjustment of $14.8 million and $12.2 million, respectively.

Recent Developments
Global Pandemic
The Covid-19 pandemic continues to persist throughout the world including the U.S., India, Canada, Europe and other locations where we operate. To date, the Covid-19 pandemic has negatively impacted the global economy, created significant financial market volatility, disrupted global supply chains, and resulted in a significant number of deaths and infections worldwide. In response to the Covid-19 pandemic, we have taken, and expect to continue to take, measures designed to protect the health of our employees and to minimize our operational disruption and resulting provision of services to our clients.
In fiscal year 2022, there has not been a material impact as a result of Covid-19 on our consolidated revenues and pre-tax income. In addition, all of our production-related facilities remain operational and are continuing to provide ongoing services to our clients. Further, we have not experienced any significant supply-chain issues as our critical vendors have also remained operational and continue to meet their on-going service level requirements. We continue to engage with our clients to assist with their service demands, including our clients’ needs for any supplemental operational services and/or changes to existing service requirements in response to the Covid-19 pandemic. See the risk factor titled “The Covid-19 pandemic may negatively impact our business, results of operations and financial performance” in Part I, Item 1A “Risk Factors” in this Annual Report.
Conflict in Ukraine
We are monitoring the events related to Russia’s invasion of Ukraine and have been actively managing any exposure we may have through a cross-functional taskforce that includes members of our senior management. We have historically had a limited presence in Russia, and we have no presence in Ukraine. We do not store any client data in Russia. Prior to the conflict, we had approximately 280 associates in St. Petersburg, Russia who provide software development and support services for several of our GTO products, less than 2% of our total associates. We have historically provided services to a very small number of Russian entities and subsidiaries of Russian entities. The revenues from those services represented less than 0.1% of our total revenues in fiscal year 2021 and our outstanding accounts receivable from these entities is de minimis. We are in the process of terminating and winding down these relationships and closing our operations in Russia. We are monitoring and believe we are in compliance with all global sanctions arising out of Russia’s invasion of Ukraine. We are taking steps to move the services provided in Russia to other locations in Europe and Asia. We have taken actions to enhance our information security defenses in response to the Ukraine conflict. We do not expect the Ukraine conflict and the actions we are taking in response to have a material impact on our core operations or financial results.

ANALYSIS OF CONSOLIDATED STATEMENTS OF EARNINGS
Fiscal Year 2022 Compared to Fiscal Year 2021
The table below presents Consolidated Statements of Earnings data for the fiscal years ended June 30, 2022 and 2021, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2022	2021	Change
			($)	(%)
	(in millions, except for per share amounts)
Revenues	$5,709.1	$4,993.7	$715.3	14
Cost of revenues	4,116.9	3,570.8	546.2	15
Selling, general and administrative expenses	832.3	744.3	88.0	12
Total operating expenses	4,949.2	4,315.0	634.2	15

Operating income	759.9	678.7	81.1	12
Margin	13.3%	13.6%		(0.3)	pts
Interest expense, net	(84.7)	(55.2)	(29.4)	53
Other non-operating income (expenses), net	(3.0)	72.7	(75.7)	NM
Earnings before income taxes	672.2	696.2	(24.0)	(3)
Provision for income taxes	133.1	148.7	(15.6)	(10)
Effective tax rate	19.8%	21.4%		(1.6)	pts
Net earnings	$539.1	$547.5	$(8.4)	(2)
Basic earnings per share	$4.62	$4.73	$(0.11)	(2)
Diluted earnings per share	$4.55	$4.65	$(0.10)	(2)

Weighted average shares outstanding:
Basic	116.7	115.7
Diluted	118.5	117.8
NM - Not meaningful
Revenues
The table below presents Consolidated Statements of Earnings data for the fiscal years ended June 30, 2022 and 2021, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2022	2021	Change
			$	%
	($ in millions)
Recurring fee revenues	$3,749.3	$3,228.3	$521.1	16
Event-driven fee revenues	269.6	235.5	34.1	14
Distribution revenues	1,717.6	1,549.5	168.1	11
Foreign currency exchange	(27.4)	(19.5)	(7.9)	41
Total	$5,709.1	$4,993.7	$715.3	14

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	4pts	5pts	7pts	16%

Revenues increased $715.3 million, or 14%, to $5,709.1 million from $4,993.7 million.
•Recurring fee revenues increased $521.1 million inclusive of 4pts of growth from onboarding of Net New Business, and 5pts from Internal Growth. The growth in Net New Business contributed to growth in both ICS and GTO recurring fee revenues, while Internal Growth contributed 5pts driven by higher volumes in our ICS business from equity proxy Record Growth of 18% and mutual fund interims Record Growth of 14%. Growth from acquisitions was 7pts, most notably from our recent Itiviti Acquisition which closed in May 2021.
•Event-driven fee revenues increased $34.1 million, or 14%, primarily due to increased mutual fund proxy activity.
•Higher distribution revenues of $168.1 million were primarily driven by increased mail volumes of $93.9 million, primarily customer communications, and $74.2 million driven by higher postage rates.
Total operating expenses. Operating expenses increased $634.2 million, or 15%, to $4,949.2 million from $4,315.0 million as a result of an increase in both cost of revenues and selling, general and administrative expenses:
•Cost of revenues - The increase of $546.2 million in cost of revenues primarily reflects the impact of operating costs from acquisitions and related amortization expense totaling $235.2 million primarily driven by the Itiviti Acquisition in May of 2021, and higher volume related expenses including postage and distribution costs, and Nominees remittances, totaling $209.2 million due to higher Investor Communication Solutions segment revenues.
•Selling, general and administrative expenses - The increase of $88.0 million in selling, general, and administrative expenses primarily reflects the impact of acquisitions of $55.5 million primarily driven by the Itiviti Acquisition in May of 2021, and higher compensation of $38.2 million.

Interest expense, net. Interest expenses, net, was $84.7 million, an increase of $29.4 million from $55.2 million in the fiscal year ended June 30, 2021. The increase of $29.4 million was primarily due to an increase in debt outstanding related to the Itiviti Acquisition.
Other non-operating income (expenses), net. Other non-operating expense, net for the fiscal year ended June 30, 2022 was $3.0 million, a decrease of $75.7 million, compared to $72.7 million of Other non-operating income, net for the fiscal year ended June 30, 2021. The decrease was primarily due to the Gain on Acquisition-Related Financial Instrument of $62.1 million in the prior year period.
Provision for income taxes.
•Effective tax rate for the fiscal year ended June 30, 2022 - 19.8%.
•Effective tax rate for the fiscal year ended June 30, 2021 - 21.4%.
The decrease in the effective tax rate for the fiscal year ended June 30, 2022 compared to the fiscal year ended June 30, 2021 was driven by higher total discrete tax items, in addition to higher excess tax benefits related to equity compensation, compared to the prior year period.
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

Revenues

	Years Ended June 30,
	2022	2021	Change
			$	%
	($ in millions)
Investor Communication Solutions	$4,262.1	$3,827.0	$435.1	11
Global Technology and Operations	1,474.4	1,186.2	288.2	24
Foreign currency exchange	(27.4)	(19.5)	(7.9)	41
Total	$5,709.1	$4,993.7	$715.3	14

Earnings Before Income Taxes

	Years Ended June 30,
	2022	2021	Change
			$	%
	($ in millions)
Investor Communication Solutions	$726.3	$596.0	$130.2	22
Global Technology and Operations	139.5	200.3	(60.8)	(30)
Other	(188.9)	(90.1)	(98.8)	110
Foreign currency exchange	(4.7)	(10.1)	5.4	(53)
Total	$672.2	$696.2	$(24.0)	(3)
The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Years Ended June 30,
	2022	2021	Change
			$	%
	($ in millions)
Investor Communication Solutions	$69.3	$86.8	$(17.5)	(20)
Global Technology and Operations	189.3	67.6	121.7	180
Other	—	1.5	(1.5)	(100)
Foreign currency exchange	(8.4)	(2.3)	(6.1)	NM
Total	$250.2	$153.7	$96.5	63
NM - Not meaningful
Investor Communication Solutions
Fiscal Year 2022 Compared to Fiscal Year 2021
Revenues increased $435.1 million to $4,262.1 million from $3,827.0 million, and earnings before income taxes increased $130.2 million to $726.3 million from $596.0 million.

	Years Ended June 30,
	2022	2021	Change
			$	%
	($ in millions)
Revenues
Recurring fee revenues	$2,275.0	$2,042.1	$232.9	11
Event-driven fee revenues	269.6	235.5	34.1	14
Distribution revenues	1,717.6	1,549.5	168.1	11
Total	$4,262.1	$3,827.0	$435.1	11

Earnings before Income Taxes
Earnings before income taxes	$726.3	$596.0	$130.2	22
Pre-tax Margin	17.0%	15.6%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	5pts	7pts	0pts	11%
For the fiscal year ended June 30, 2022:
•Recurring fee revenues grew 11% driven by 5pts from Net New Business and 7pts of Internal Growth. Internal Growth was driven by higher volumes including equity proxy Record Growth of 18% and mutual fund interims Record Growth of 14%.
•Event-driven fee revenues grew 14% primarily due to increased volume of mutual fund proxy activity.
•Higher distribution revenues of $168.1 million were primarily driven by increased mail volumes of $93.9 million, primarily customer communications, and $74.2 million driven by higher postage rates.
•The earnings increase of $130.2 million, or 22% to $726.3 million was driven by higher recurring and event-driven fee revenues. Segment operating expenses rose 9%, or $304.8 million, to $3,535.8 million, primarily driven by distribution and other revenue related expenses. Amortization expense from acquired intangibles decreased by $17.5 million to $69.3 million from $86.8 million in the prior period.
•Pre-tax margins increased by 1.4 percentage points to 17.0% from 15.6%.

Global Technology and Operations
Fiscal Year 2022 Compared to Fiscal Year 2021
Revenues increased $288.2 million to $1,474.4 million from $1,186.2 million, and earnings before income taxes decreased $60.8 million to $139.5 million from $200.3 million.

	Years Ended June 30,
	2022	2021	Change
			$	%
	($ in millions)
Revenues
Recurring fee revenues	$1,474.4	$1,186.2	$288.2	24

Earnings before Income Taxes
Earnings before income taxes	$139.5	$200.3	$(60.8)	(30)
Pre-tax Margin	9.5%	16.9%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Total
Recurring fee revenue Growth Drivers	4pts	1pt	19pts	24%
For the fiscal year ended June 30, 2022:
•Recurring fee revenues increased $288.2 million, or 24%, to $1,474.4 million. The growth was driven by 19pts of growth from acquisitions, primarily Itiviti, as well as 4pts of Net New Business from onboarding of new clients.
•The earnings decrease of $60.8 million was primarily driven by $290.7 million in operating costs from acquisitions primarily as a result of the Itiviti Acquisition, as compared to revenue from acquisitions of $228.2 million. Amortization expense from acquired intangibles increased by $121.7 million to $189.3 million in fiscal year 2022 from $67.6 million in the prior year period.
•Pre-tax margins decreased by 7.4 percentage points to 9.5% from 16.9%.
Other
Loss before income taxes was $188.9 million for the fiscal year ended June 30, 2022, an increase of $98.8 million, or 110%, compared to $90.1 million for the fiscal year ended June 30, 2021.
•The increased loss before income taxes was primarily due to (i) the absence of the Gain on Acquisition-Related Financial Instrument of $62.1 million in the prior year period, and (ii) higher interest expense of $29.4 million due to an increase in average debt outstanding related to the Itiviti Acquisition.
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

Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Earnings and Adjusted Earnings Per Share
These Non-GAAP measures reflect Operating income, Operating income margin, Net earnings, and Diluted earnings per share, as adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items the exclusion of which management believes provides insight regarding our ongoing operating performance. Depending on the period presented, these adjusted measures exclude the impact of certain of the following items: (i) Amortization of Acquired Intangibles and Purchased Intellectual Property, (ii) Acquisition and Integration Costs, (iii) Real Estate Realignment and Covid-19 Related Expenses, (iv) Russia-Related Exit Costs, (v) Investment Gains, (vi) Software Charge, and (vii) Gain on Acquisition-Related Financial Instrument. Amortization of Acquired Intangibles and Purchased Intellectual Property represents non-cash amortization expenses associated with the Company’s acquisition activities. Acquisition and Integration Costs represent certain transaction and integration costs associated with the Company’s acquisition activities. Real Estate Realignment and Covid-19 Related Expenses are comprised of two major components: Real Estate Realignment Expenses, and Covid-19 Related Expenses. Real Estate Realignment Expenses are expenses associated with the exit of certain of the Company’s leased facilities in response to the Covid-19 pandemic, which consist of the impairment of certain right of use assets, leasehold improvements and equipment, as well as other related facility exit expenses directly resulting from, and attributable to, the exit of these leased facilities. Covid-19 Related Expense are direct and incremental expenses incurred by the Company to protect the health and safety of Broadridge associates during the Covid-19 outbreak, including expenses associated with monitoring the temperatures for associates entering our facilities, enhancing the safety of our office environment in preparation for workers to return to Company facilities on a more regular basis, ensuring proper social distancing in our production facilities, personal protective equipment, enhanced cleaning measures in our facilities, and other safety related expenses. Russia-Related Exit Costs are direct and incremental costs associated with the Company’s wind down of business activities in Russia in response to Russia’s invasion of Ukraine, including relocation-related expenses of impacted associates. Investment Gains represent non-operating, non-cash gains on privately held investments. Software Charge represents a charge related to an internal use software product that is no longer expected to be used. Gain on Acquisition-Related Financial Instrument represents a non-operating gain on a financial instrument designed to minimize the Company's foreign exchange risk associated with the Itiviti Acquisition, as well as certain other non-operating financing costs associated with the Itiviti Acquisition.
We exclude Acquisition and Integration Costs, Real Estate Realignment and Covid-19 Related Expenses, Russia-Related Exit Costs, Investment Gains, the Software Charge, and the Gain on Acquisition-Related Financial Instrument from our Adjusted Operating income (as applicable) and other adjusted earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and enhances comparability across fiscal reporting periods, as these items are not reflective of our underlying operations or performance. We also exclude the impact of Amortization of Acquired Intangibles and Purchased Intellectual Property, as these non-cash amounts are significantly impacted by the timing and size of individual acquisitions and do not factor into the Company's capital allocation decisions, management compensation metrics or multi-year objectives. Furthermore, management believes that this adjustment enables better comparison of our results as Amortization of Acquired Intangibles and Purchased Intellectual Property will not recur in future periods once such intangible assets have been fully amortized. Although we exclude Amortization of Acquired Intangibles and Purchased Intellectual Property from our adjusted earnings measures, our management believes that it is important for investors to understand that these intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets.

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

Set forth below is a reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Years ended June 30,
	2022	2021
	(in millions)
Operating income (GAAP)	$759.9	$678.7
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	250.2	153.7
Acquisition and Integration Costs	24.5	18.1
Real Estate Realignment and Covid-19 Related Expenses (a)	30.5	45.3
Russia-Related Exit Costs	1.4	—
Software Charge	—	6.0
Adjusted Operating income (Non-GAAP)	$1,066.4	$901.8
Operating income margin (GAAP)	13.3%	13.6%
Adjusted Operating income margin (Non-GAAP)	18.7%	18.1%

	Years ended June 30,
	2022	2021
	(in millions)
Net earnings (GAAP)	$539.1	$547.5
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	250.2	153.7
Acquisition and Integration Costs	24.5	18.1
Real Estate Realignment and Covid-19 Related Expenses (a)	30.5	45.3
Russia-Related Exit Costs	1.4	—
Software Charge	—	6.0
Investment Gains	(14.2)	(8.7)
Gain on Acquisition-Related Financial Instrument	—	(62.1)
Subtotal of adjustments	292.3	152.2
Tax impact of adjustments (c)	(65.7)	(33.2)
Adjusted Net earnings (Non-GAAP)	$765.7	$666.5

	Years ended June 30,
	2022	2021

Diluted earnings per share (GAAP)	$4.55	$4.65
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	2.11	1.30
Acquisition and Integration Costs	0.21	0.15
Real Estate Realignment and Covid-19 Related Expenses (b)	0.26	0.38
Russia-Related Exit Costs	0.01	—
Software Charge	—	0.05
Investment Gains	(0.12)	(0.07)
Gain on Acquisition-Related Financial Instrument	—	(0.53)
Subtotal of adjustments	2.47	1.29
Tax impact of adjustments (c)	(0.55)	(0.28)
Adjusted earnings per share (Non-GAAP)	$6.46	$5.66

(a) Real Estate Realignment Expenses were $23.0 million and $29.6 million for the fiscal years ended June 30, 2022 and 2021, respectively. Covid-19 Related Expenses were $7.5 million and $15.7 million for the fiscal years ended June 30, 2022 and 2021, respectively.
(b) Real Estate Realignment Expenses impacted Adjusted earnings per share by $0.19 and $0.25 for the fiscal years ended June 30, 2022 and 2021, respectively. Covid-19 Related Expenses impacted Adjusted earnings per share by $0.06 and $0.13 for the fiscal years ended June 30, 2022 and 2021, respectively.
(c) Calculated using the GAAP effective tax rate, adjusted to exclude $18.1 million of excess tax benefits (“ETB”) associated with stock-based compensation for the fiscal year ended June 30, 2022, and $16.9 million of ETB associated with stock-based compensation for the fiscal year ended June 30, 2021. The tax impact of adjustments also excludes approximately $10.6 million of Acquisition and Integration Costs for the fiscal year ended June 30, 2021, which are not tax-deductible. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Years ended June 30,
	2022	2021
	(in millions)
Net cash flows provided by operating activities (GAAP)	$443.5	$640.1
Capital expenditures and Software purchases and capitalized internal use software	(73.1)	(100.7)
Proceeds from asset sales	—	18.0
Free cash flow (Non-GAAP)	$370.4	$557.3

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents consisted of the following:

	June 30,
	2022	2021
	(in millions)

Cash and cash equivalents:
Domestic cash	$43.4	$40.9
Cash held by foreign subsidiaries	114.3	159.8
Cash held by regulated entities	67.0	73.8
Total cash and cash equivalents	$224.7	$274.5
At June 30, 2022 and 2021, Cash and cash equivalents were $224.7 million and $274.5 million, respectively. Total stockholders’ equity was $1,919.1 million and $1,809.1 million at June 30, 2022 and 2021, respectively. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases. Given the volatility in the rapidly changing market and economic conditions related to the Covid-19 pandemic, we will continue to evaluate the nature and extent of the impact of the Covid-19 pandemic on our business and financial position.
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

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at June 30, 2022	Carrying value at June 30, 2022	Carrying value at June 30, 2021	Unused Available Capacity	Fair Value at June 30, 2022
			(in millions)
Long-term debt
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$25.0	$25.0	$20.0	$1,075.0	$25.0
Multicurrency tranche	April 2026	—	—	94.4	400.0	—
Total Revolving Credit Facility		$25.0	$25.0	$114.4	$1,475.0	$25.0

Fiscal 2021 Term Loans	May 2024	$1,540.0	$1,535.8	$1,543.4	$—	$1,540.0

Fiscal 2016 Senior Notes	June 2026	$500.0	$497.4	$496.7	$—	$484.3
Fiscal 2020 Senior Notes	December 2029	750.0	743.4	742.5	—	658.0
Fiscal 2021 Senior Notes	May 2031	1,000.0	991.5	990.6	—	837.5
Total Senior Notes		$2,250.0	$2,232.3	$2,229.8	$—	$1,979.8

Total debt		$3,815.0	$3,793.0	$3,887.6	$1,475.0	$3,544.8

Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2023	2024	2025	2026	2027	Thereafter	Total
(in millions)	$—	$1,540.0	$—	$525.0	$—	$1,750.0	$3,815.0
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
In March 2021, the Company entered into a term credit agreement, as amended on December 23, 2021 (“Term Credit Agreement”), providing for term loan commitments in an aggregate principal amount of $2.55 billion, comprised of a $1.0 billion tranche (“Tranche 1”) and a $1.55 billion tranche (“Tranche 2,” together with Tranche 1, the “Fiscal 2021 Term Loans”). The Tranche 1 Loans were repaid in full in May 2021. The Tranche 2 Loans will mature in May 2024 on the third anniversary of the Funding Date. The proceeds of the Fiscal 2021 Term Loans were used by the Company to solely finance the Itiviti Acquisition and pay certain fees and expenses in connection therewith. Interest on the outstanding portion of the Fiscal 2021 Term Loans bears interest at LIBOR plus 0.875% per annum (subject to step-ups to LIBOR plus 1.250% or a step-down to LIBOR plus 0.750% based on ratings).
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
Cash Flows
Fiscal Year 2022 Compared to Fiscal Year 2021

	Years Ended June 30,
	2022	2021	$ Change
	(in millions)

Net cash flows provided by operating activities	$443.5	$640.1	$(196.6)
Net cash flows used in investing activities	(110.4)	(2,653.7)	2,543.3
Net cash flows provided by (used in) financing activities	(370.8)	1,797.8	(2,168.5)
Effect of exchange rate changes on Cash and cash equivalents	(12.2)	13.8	(26.0)
Net change in Cash and cash equivalents	$(49.9)	$(202.1)	$152.2

Free cash flow:
Net cash flows provided by operating activities (GAAP)	$443.5	$640.1	$(196.6)
Capital expenditures and Software purchases and capitalized internal use software	(73.1)	(100.7)	27.6
Proceeds from asset sales	—	18.0	(18.0)
Free cash flow (Non-GAAP)	$370.4	$557.3	$(186.9)
The decrease in cash provided by operating activities of $196.6 million was primarily due to increased scaling of client-related platform implementation and development as well as higher cash used in working capital, partially offset by higher net non-cash add-backs including higher amortization of acquired intangibles and purchased intellectual property.
The decrease in cash used in investing activities of $2,543.3 million primarily reflects lower acquisition spend in fiscal year 2022 compared to the prior year period, most notably the Itiviti Acquisition, partially offset by the fiscal year 2021 $66.7 million forward foreign exchange derivative inflow associated with the Itiviti Acquisition that did not recur in fiscal year 2022.
The increase in cash used in financing activities of $2,168.5 million primarily reflects lower borrowings net of repayments, most notably to finance the Itiviti Acquisition in the prior year period.

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
The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The SORP and SERP are nonqualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $55.6 million at June 30, 2022 and $62.6 million at June 30, 2021 and are included in Other non-current assets in the accompanying Consolidated Balance Sheets.
The benefit obligation to the Company under these plans at June 30, 2022 and 2021 was:

	Years ended June 30,
	2022	2021
	(in millions)
SORP	$51.6	$59.5
SERP	5.4	6.4
Total	$57.0	$65.9
Other Post-retirement Benefit Plan
The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The plan is currently unfunded.
The benefit obligation to the Company under this plan at June 30, 2022 and 2021 was:

	Years ended June 30,
	2022	2021
	(in millions)
Executive Retiree Health Insurance Plan	$4.0	$3.7
Other Post-employment Benefit Obligations
The Company sponsors certain non-US benefits-related plans covering certain eligible international employees who are eligible under the terms of their employment in their respective countries. These plans are generally unfunded.
The benefit obligation to the Company under these plans at June 30, 2022 and 2021 was:

	Years ended June 30,
	2022	2021
	(in millions)
Other Non-US Benefits-Related Plans	$9.8	$9.1

Contractual Obligations
The following table summarizes our contractual obligations to third parties as of June 30, 2022 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
			(in millions)
Debt(1)	$3,815.0	$—	$1,540.0	$525.0	$1,750.0
Interest and facility fee on debt(2)	539.6	105.3	167.6	114.4	152.3
Facility and equipment operating leases(3)	309.0	48.2	80.7	64.1	116.0
Purchase obligations(4)	655.2	151.7	241.8	187.7	73.9
Acquisition deferred payments(5)	3.2	3.2	—	—	—
Capital commitment to fund investment(6)	—	—	—	—	—
Uncertain tax positions(7)	—	—	—	—	—
Total(8)	$5,322.0	$308.5	$2,030.1	$891.2	$2,092.2
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
(4)Purchase obligations relate to payments to Kyndryl, Inc. related to the Amended IT Services Agreement (as described below) that expires in fiscal year 2027, the Private Cloud Agreement (as described below) that expires in fiscal year 2030, the Amended EU IT Services Agreement (as described below) that expires in fiscal year 2029, the AWS Cloud Agreement (as described below) that expires in fiscal year 2027, as well as software license agreements including hosted software arrangements, and software and hardware maintenance and support agreements, and certain other related arrangements. Purchase obligations also includes $25.4 million of other liabilities recorded on the Company’s Consolidated Balance Sheet as of June 30, 2022.
(5)Deferred payment obligation primarily associated with the Company’s acquisition of AdvisorStream.
(6)The Company has a future commitment to fund $0.9 million to an investee that is not included in the table above due to the uncertainty of the timing of this future payment.
(7)Due to the uncertainty related to the timing of the reversal of uncertain tax positions, only uncertain tax benefits related to certain settlements have been provided in the table above. The Company is unable to make reasonably reliable estimates related to the timing of the remaining gross unrecognized tax benefit liability of $61.4 million (inclusive of interest). See Note 17, “Income Taxes” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for further detail.
(8)Certain post-employment benefit obligations reported in our Consolidated Balance Sheets in the amount of $70.8 million as of June 30, 2022 were not included in the table above due to the uncertainty of the timing of these future payments.

Data Center Agreements
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. On July 28, 2021, the Company entered into a novation agreement with IBM (the “U.S. Novation Agreement”) pursuant to which IBM novated the Amended IT Services Agreement to Kyndryl, Inc., an entity formed in connection with IBM’s spin-off of its managed infrastructure services business (“Kyndryl”), effective September 1, 2021. Fixed minimum commitments remaining under the Amended IT Services Agreement at June 30, 2022 are $145.8 million through fiscal year 2027, the final year of the Amended IT Services Agreement.
In December 2019, the Company and IBM entered into an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and such transferred employees are expected to continue providing services to the Company on behalf of IBM under the Private Cloud Agreement. Pursuant to the Private Cloud Agreement, the Company agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide to IBM. The transfer of the Hardware and Maintenance Contracts to IBM closed on September 30, 2020 for a selling price of $18.0 million. On July 28, 2021, IBM novated the Private Cloud Agreement to Kyndryl, effective September 1, 2021, pursuant to the U.S. Novation Agreement. Fixed minimum commitments remaining under the Private Cloud Agreement at June 30, 2022 are $175.2 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premises solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. On August 19, 2021, the Company entered into a novation agreement with IBM UK pursuant to which IBM UK novated the EU IT Services Agreement to Kyndryl UK Limited, effective September 1, 2021. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at June 30, 2022 are $26.0 million through fiscal year 2029, the final year of the contract.
The following table summarizes the capitalized costs related to these agreements as of June 30, 2022:

	Amended IT Services Agreement	Amended EU IT Services Agreement	Total
	(in millions)
Capitalized costs, beginning balance	$62.8	$9.0	$71.8
Capitalized costs incurred	0.3	—	0.3
Impact of foreign currency exchange	—	(1.4)	(1.4)
Total capitalized costs, ending balance	63.0	7.6	70.7
Total accumulated amortization	(46.6)	(5.4)	(52.0)
Net Deferred Kyndryl Costs	$16.4	$2.3	$18.7

Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimums remaining under the AWS Cloud Agreement at June 30, 2022 are $226.8 million in the aggregate through December 31, 2026.
Investments
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investment in this variable interest entity totaled $42.7 million as of June 30, 2022, which represents the carrying value of the Company's investment.
In addition, as of June 30, 2022, the Company also has a future commitment to fund $0.9 million to one of the Company’s other investees.
Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at June 30, 2022.
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
In January 2022, we executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of our net investment in our subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of our U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At June 30, 2022, our position on the cross-currency swaps was an asset of $101.4 million, and is recorded as part of Other non-current assets on the Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. We have elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in our Consolidated Statements of Earnings.
In connection with the Itiviti Acquisition in March 2021 we entered into two derivative instruments designed to mitigate the Company’s exposure to the impact of (i) changes in foreign exchange rates on the Itiviti Acquisition purchase consideration, and (ii) changes in interest rates on the Fiscal 2021 Senior Notes.
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

Also, we executed a forward treasury lock agreement (“Treasury Lock”), designated as a cash flow hedge, in the aggregate notional amount of $1.0 billion to manage exposure to fluctuations in the benchmark interest rate associated with the Fiscal 2021 Senior Notes, which were used to pay down a portion of the Term Credit Agreement associated with the Itiviti Acquisition. Accordingly, changes in the fair value of the Treasury Lock were recorded as part of Other comprehensive income (loss), net each period up to when the Treasury Lock was settled. In May 2021, the Treasury Lock was settled for a pre-tax loss of $11.0 million, after which the final settlement loss will be amortized into Interest expense, net ratably over the ten year term of the Fiscal 2021 Senior Notes. The expected amount of the existing loss that will be amortized into earnings before income taxes within the next twelve months is approximately $1.1 million.
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
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market Risks
In the ordinary course of business, the financial position of the Company is routinely subject to certain market risks, notably the effects of changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. As a result, the Company does not anticipate any material losses from these risks. We do not use derivatives for trading purposes, to generate income or to engage in speculative activity.
Interest Rate Risk
As of June 30, 2022, $1,560.8 million, or 41%, of the Company’s total outstanding debt balance of $3,793.0 million is based on floating interest rates. Our $1,560.8 million in variable rate debt at June 30, 2022 consists of our revolving credit facility, which, depending on the currency of the loan, bears interest at LIBOR, CDOR, EURIBOR, TIBOR and STIBOR plus 1.015% per annum (subject to step-ups to 1.175% and step-downs to 0.805% based on ratings) or SONIA plus 1.0476% per annum (subject to step-ups to 1.2076% and step-downs to 0.8376% based on ratings), plus an additional annual facility fee equal to 11.0 basis points on the entire facility (subject to step-ups to 20.0 basis points and step-downs to 7.0 basis points based on ratings), and the outstanding portion of our Fiscal 2021 Term Loans which bears interest at LIBOR plus 0.875% per annum (subject to step-ups to LIBOR plus 1.250% or a step-down to LIBOR plus 0.750% based on ratings). We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings of a change in market interest rates on amounts borrowed from the revolving credit facility and Fiscal 2021 Term Loans during the fiscal year ended June 30, 2022. Assuming a hypothetical increase of one hundred basis points in interest rates on our variable rate debt during the fiscal year ended June 30, 2022, our pre-tax earnings would have decreased by approximately $19.7 million for the fiscal year ended June 30, 2022; however, this would have been offset by interest earned on cash balances. Assuming a hypothetical increase of one hundred basis points in interest rates on our variable rate debt during the fiscal year ended June 30, 2021, our pre-tax earnings would have decreased by approximately $8.4 million for the fiscal year ended June 30, 2021; however, this would have been offset by interest earned on cash balances.
Foreign Currency Risk
While the substantial majority of our business is conducted within the U.S., approximately 15% of our fiscal year 2022 revenues were earned outside of the U.S. Our operations outside of the U.S. primarily reside in Canada, Europe and India. As a result, we are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-U.S. dollar-denominated foreign investments and foreign currency transactions, primarily with respect to the Canadian dollar, the British pound, the Euro, the Indian Rupee and the Swedish Krona.
We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate. In addition, we executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of our net investment in our subsidiaries whose functional currency is the Euro. At June 30, 2022, the fair value of these derivatives is an asset of $101.4 million. Refer to Note 18, “Contractual Commitments, Contingencies, and Off-Balance Sheet Arrangements” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for additional details on our cross-currency swap derivative contracts.

For the fiscal year ended June 30, 2022 and June 30, 2021, a hypothetical 10% decrease in the value of the Canadian dollar, the British pound, the Euro, the Indian Rupee and the Swedish Krona versus the U.S. dollar would have resulted in a decrease in our total pre-tax earnings of approximately $12.8 million and $19.3 million, respectively.

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Broadridge Financial Solutions, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Broadridge Financial Solutions, Inc. and subsidiaries (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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

The goodwill balance was $3,484.9 million as of June 30, 2022, which is allocated among various reporting units. During fiscal year 2022, the Company performed the required impairment tests of Goodwill and determined that there was no impairment. The Company also performed a sensitivity analysis under Step 1 of the goodwill impairment test assuming hypothetical reductions in the fair values of the reporting units. A 10% change in their estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in their calculations of the fair values of the reporting units would not result in an impairment of their goodwill.

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
•We performed a sensitivity analysis on the projected future operating cash flows to determine what revenue and EBIT growth rate is needed to cause an impairment for each reporting unit.
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
August 12, 2022
We have served as the Company's auditor since 2007.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Earnings
(In millions, except per share amounts)

		Years ended June 30,
		2022	2021	2020
Revenues	(Note 3)	$5,709.1	$4,993.7	$4,529.0
Operating expenses:
Cost of revenues		4,116.9	3,570.8	3,265.1
Selling, general and administrative expenses		832.3	744.3	639.0
Total operating expenses		4,949.2	4,315.0	3,904.1
Operating income		759.9	678.7	624.9
Interest expense, net	(Note 5)	(84.7)	(55.2)	(58.8)
Other non-operating income (expenses), net		(3.0)	72.7	13.4
Earnings before income taxes		672.2	696.2	579.5
Provision for income taxes	(Note 17)	133.1	148.7	117.0
Net earnings		$539.1	$547.5	$462.5

Basic earnings per share		$4.62	$4.73	$4.03
Diluted earnings per share		$4.55	$4.65	$3.95

Weighted-average shares outstanding:
Basic	(Note 4)	116.7	115.7	114.7
Diluted	(Note 4)	118.5	117.8	117.0
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years ended June 30,
	2022	2021	2020
Net earnings	$539.1	$547.5	$462.5
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(247.0)	117.6	(26.4)
Pension and post-retirement liability adjustment, net of tax (provision) benefit of $(3.4), $(0.1) and $0.9 for the years ended June 30, 2022, 2021 and 2020, respectively	10.6	0.3	(2.8)
Fair market value loss on cash flow hedge, net of tax (provision) benefit of $(0.2), $2.6, and $— for the years ended June 30, 2022, 2021 and 2020, respectively	0.8	(8.2)	—
Total other comprehensive income (loss), net	(235.6)	109.7	(29.2)
Comprehensive income	$303.6	$657.2	$433.3
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Balance Sheets
(In millions, except per share amounts)

		June 30, 2022	June 30, 2021
Assets
Current assets:
Cash and cash equivalents		$224.7	$274.5
Accounts receivable, net of allowance for doubtful accounts of $6.8 and $9.3, respectively		946.9	820.3
Other current assets		156.8	166.4
Total current assets		1,328.4	1,261.3
Property, plant and equipment, net	(Note 9)	150.9	177.2
Goodwill	(Note 10)	3,484.9	3,720.1
Intangible assets, net	(Note 10)	1,077.1	1,425.0
Deferred client conversion and start-up costs		1,232.3	773.7
Other non-current assets	(Note 11)	895.3	762.5
Total assets		$8,168.8	$8,119.8
Liabilities and Stockholders’ Equity
Current liabilities:
Payables and accrued expenses	(Note 12)	$1,114.9	$1,102.7
Contract liabilities		198.5	185.3
Total current liabilities		1,313.4	1,288.0
Long-term debt	(Note 13)	3,793.0	3,887.6
Deferred taxes	(Note 17)	446.1	400.7
Contract liabilities		215.8	197.2
Other non-current liabilities	(Note 14)	481.5	537.2
Total liabilities		6,249.8	6,310.6
Commitments and contingencies	(Note 18)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.5 and 154.5 shares, respectively; outstanding, 117.3 and 116.1 shares, respectively		1.6	1.6
Additional paid-in capital		1,344.7	1,245.5
Retained earnings		2,824.0	2,583.8
Treasury stock, at cost: 37.2 and 38.3 shares, respectively		(2,024.8)	(2,030.9)
Accumulated other comprehensive income (loss)	(Note 19)	(226.3)	9.2
Total stockholders’ equity		1,919.1	1,809.1
Total liabilities and stockholders’ equity		$8,168.8	$8,119.8
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years ended June 30,
	2022	2021	2020
Cash Flows From Operating Activities
Net earnings	$539.1	$547.5	$462.5
Adjustments to reconcile Net earnings to Net cash flows provided by operating activities:
Depreciation and amortization	82.4	67.4	73.8
Amortization of acquired intangibles and purchased intellectual property	250.2	153.7	122.9
Amortization of other assets	131.4	113.6	102.6
Write-down of long lived assets	39.5	31.4	30.4
Stock-based compensation expense	68.4	58.6	60.8
Deferred income taxes	50.7	52.0	29.0
Gain on forward foreign exchange derivative	—	(66.7)	—
Other	(17.9)	(31.7)	(26.9)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Increase in Accounts receivable, net	(85.4)	(42.4)	(33.5)
(Increase) decrease in Other current assets	12.2	(29.6)	(17.9)
Increase (decrease) in Payables and accrued expenses	(26.7)	144.3	58.6
Increase in Contract liabilities	30.2	12.4	12.2
Non-current assets and liabilities:
Increase in Other non-current assets	(696.9)	(454.5)	(352.7)
Increase in Other non-current liabilities	66.2	84.0	76.4
Net cash flows provided by operating activities	443.5	640.1	598.2
Cash Flows From Investing Activities
Capital expenditures	(29.0)	(51.9)	(62.7)
Software purchases and capitalized internal use software	(44.1)	(48.8)	(36.0)
Proceeds from asset sales	—	18.0	—
Acquisitions, net of cash acquired	(13.3)	(2,603.6)	(339.1)
Settlement of forward foreign exchange derivative	—	66.7	—
Other investing activities	(24.0)	(34.0)	(3.8)
Net cash flows used in investing activities	(110.4)	(2,653.7)	(441.7)
Cash Flows From Financing Activities
Debt proceeds	670.0	4,325.0	1,621.9
Debt repayments	(765.5)	(2,230.7)	(1,292.8)
Dividends paid	(290.7)	(261.7)	(241.0)
Purchases of Treasury stock	(22.8)	(21.5)	(69.3)
Proceeds from exercise of stock options	60.2	35.3	41.8
Other financing activities	(22.0)	(48.6)	(9.4)
Net cash flows provided by (used in) financing activities	(370.8)	1,797.8	51.2
Effect of exchange rate changes on Cash and cash equivalents	(12.2)	13.8	(4.3)
Net change in Cash and cash equivalents	(49.9)	(202.1)	203.4
Cash and cash equivalents, beginning of fiscal year	274.5	476.6	273.2
Cash and cash equivalents, end of fiscal year	$224.7	$274.5	$476.6
Supplemental disclosure of cash flow information:
Cash payments made for interest	$82.3	$56.0	$58.5
Cash payments made for income taxes, net of refunds	$77.4	$98.0	$100.9
Non-cash investing and financing activities:
Accrual of unpaid property, plant, equipment and software	$19.2	$32.0	$13.9
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2019	154.5	$1.6	$1,109.3	$2,087.7	$(1,999.8)	$(71.2)	$1,127.5
Comprehensive income (loss)	—	—	—	462.5	—	(29.2)	433.3
Cumulative effect of changes in accounting principle	—	—	—	0.2	—	—	0.2
Stock option exercises	—	—	42.1	—	—	—	42.1
Stock-based compensation	—	—	60.6	—	—	—	60.6
Treasury stock acquired (0.6 shares)	—	—	—	—	(69.3)	—	(69.3)
Treasury stock reissued (1.5 shares)	—	—	(33.5)	—	33.5	—	—
Common stock dividends ($2.16 per share)	—	—	—	(247.8)	—	—	(247.8)
Balances, June 30, 2020	154.5	1.6	1,178.5	2,302.6	(2,035.7)	(100.4)	1,346.5
Comprehensive income (loss)	—	—	—	547.5	—	109.7	657.2
Stock option exercises	—	—	35.0	—	—	—	35.0
Stock-based compensation	—	—	58.2	—	—	—	58.2
Treasury stock acquired (0.1 shares)	—	—	—	—	(21.5)	—	(21.5)
Treasury stock reissued (1.2 shares)	—	—	(26.2)	—	26.2	—	—
Common stock dividends ($2.30 per share)	—	—	—	(266.3)	—	—	(266.3)
Balances, June 30, 2021	154.5	1.6	1,245.5	2,583.8	(2,030.9)	9.2	1,809.1
Comprehensive income (loss)	—	—	—	539.1	—	(235.6)	303.6
Stock option exercises	—	—	60.3	—	—	—	60.3
Stock-based compensation	—	—	67.8	—	—	—	67.8
Treasury stock acquired (0.1 shares)	—	—	—	—	(22.8)	—	(22.8)
Treasury stock reissued (1.3 shares)	—	—	(28.9)	—	28.9	—	—
Common stock dividends ($2.56 per share)	—	—	—	(298.9)	—	—	(298.9)
Balances, June 30, 2022	154.5	$1.6	$1,344.7	$2,824.0	$(2,024.8)	$(226.3)	$1,919.1
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Notes to Consolidated Financial Statements
NOTE 1.    BASIS OF PRESENTATION
A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation and a part of the S&P 500® Index (“S&P”), is a global financial technology leader providing investor communications and technology-driven solutions to banks, broker-dealers, asset and wealth managers, public companies, investors and mutual funds.
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
In addition, Broadridge provides public corporations and mutual funds with a full suite of solutions to help manage their annual meeting process, including a full suite of annual meeting and shareholder engagement solutions such as registered and beneficial proxy materials distribution, proxy processing and tabulation services, digital voting solutions, proxy and shareholder report document management solutions, virtual shareholder meeting services and environmental, social and governance solutions. Broadridge also offers disclosure solutions, including annual SEC filing services and capital markets transaction services. We also provide registrar, stock transfer and record-keeping services through our transfer agency services.
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
•Global Technology and Operations - Broadridge’s Global Technology and Operations business provides solutions that automate the front-to-back transaction lifecycle of equity, mutual fund, fixed income, foreign exchange and exchange-traded derivatives, from order capture and execution through trade confirmation, margin, cash management, clearing and settlement, reference data management, reconciliations, securities financing and collateral management, asset servicing, compliance and regulatory reporting, portfolio accounting and custody-related services. Broadridge’s solutions provide automated straight through processing and enable buy- and sell-side financial institutions to efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With Broadridge’s multi-market, multi-asset class, multi-entity and multi-currency capabilities, Broadridge provides front-to-back processing on a global basis. In addition, Broadridge provides business process outsourcing services for its buy- and sell-side clients’ businesses. These services combine Broadridge’s technology with its operations expertise to support the entire trade lifecycle, including securities clearing and settlement, reconciliations, record-keeping, wealth management asset servicing, and custody-related functions.

For capital markets firms, Broadridge provides a set of multi-asset, multi-entity and multi-currency post-trade and trading and connectivity solutions that support processing of securities transactions in equities, options, fixed income securities, foreign exchange, exchange-traded derivatives and mutual funds. Provided on a software as a service (“SaaS”) basis within large user communities, Broadridge’s technology is a global solution, processing clearance and settlement in over 100 countries. Broadridge’s solutions enable global capital markets firms to access market liquidity, drive more effective market making and efficient front-to-back trade processing. With the 2021 acquisition of Itiviti Holding AB (“Itiviti”) (now doing business as Broadridge Trading and Connectivity Solutions), Broadridge offers a set of global front-office trade order and execution management systems, connectivity and network offerings.
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
Broadridge services the global investment management industry with a range of buy-side technology solutions such as portfolio management, compliance and fee billing and operational support solutions for hedge funds, family offices, alternative asset managers, traditional asset managers and the providers that service this space including prime brokers, fund administrators and custodians.
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
Beginning with the first quarter of fiscal year 2022, the Company revised the foreign exchange rates used to present segment revenues and segment earnings (loss) before income taxes to further allocate the foreign exchange impact to the individual segment revenue and profit metrics. The presentation of segment revenues and earnings (loss) before income taxes for the prior periods provided in this Form 10-K has been changed to conform to the current period presentation. Total consolidated revenues and earnings before income taxes were not impacted. Please refer to Note 3, “Revenue Recognition” and Note 20, “Financial Data by Segment.”
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
D. Financial Instruments. Substantially all of the financial instruments of the Company other than Long-term debt are carried at fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. The carrying value of the Company’s long-term fixed-rate senior notes represent the face value of the long-term fixed-rate senior notes net of the unamortized discount and net of the associated unamortized debt issuance cost. The fair value of the Company’s long-term fixed-rate senior notes is based on quoted market prices. Refer to Note 13, “Borrowings,” for a further description of the Company’s long-term fixed-rate senior notes as well as Note 7, “Fair Value of Financial Instruments” for additional details on the fair value of the Company’s financial instruments. In addition, refer to Note 18, “Contractual Commitments, Contingencies, and Off-Balance Sheet Arrangements” for details on the Company’s cross-currency swap derivative contracts which are carried at fair value.
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
G. Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventory balances of $29.3 million and $23.2 million, consisting of forms and envelopes used in the mailing of proxy and other materials to our customers, are reflected in Other current assets in the Consolidated Balance Sheets at June 30, 2022 and 2021, respectively.
H. Deferred Client Conversion and Start-Up Costs. Direct costs incurred to set up or convert a client’s systems to function with the Company’s technology, and are generally deferred and recognized on a straight-line basis over the service term of the arrangement to which the costs relate, which commences when the client goes live with the Company’s services. The key judgment for determining the amount of costs to be deferred relates to the extent to which such costs are recoverable. This estimate includes (i) projected future client revenues, including variable revenues, offset by an estimate of conversion costs including an estimate of onboarding costs as well as ongoing operational costs, and (ii) an estimate of the expected client life. This is also the basis for which the Company assesses such costs for impairment. The two main categories of assets comprising Deferred client conversion and start-up costs of $1,232.3 million as of June 30, 2022 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $1,224.7 million, as well as other start-up costs of $7.7 million. Deferred client conversion and start-up costs of $773.7 million as of June 30, 2021 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $761.7 million, as well as other start-up costs of $12.0 million.
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
J. Deferred Data Center Costs. Data center costs relate to conversion costs associated with our principal data center systems and applications. Costs directly related to the activities necessary to make the data center usable for its intended purpose are deferred and amortized over the life of the contract on a straight-line basis commencing on the date the data center has achieved full functionality. These deferred costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2022 and 2021, respectively. Refer to Note 11, “Other Non-Current Assets” for a further description of the Company’s Deferred data center costs.
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
S. Concentration of Risk. The majority of our clients operate in the financial services industry. Our largest single client in each of our fiscal years 2022, 2021 and 2020 accounted for approximately 7%, 6%, and 6% of our consolidated revenues.
T. New Accounting Pronouncements.
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
U. Subsequent Events. In preparing the accompanying Consolidated Financial Statements, the Company has reviewed events that have occurred after June 30, 2022 through the date of issuance of the Consolidated Financial Statements. Refer to Note 21, “Subsequent Events” for a description of the Company’s subsequent events.

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

	Years ended June 30,
	2022	2021	2020
	(in millions)
Investor Communication Solutions
Regulatory	$1,077.4	$940.2	$783.0
Data-driven fund solutions	365.8	343.8	331.3
Issuer	215.9	188.6	156.4
Customer communications	615.8	569.5	568.0
Total ICS Recurring fee revenues	2,275.0	2,042.1	1,838.7

Equity and other	115.1	123.3	78.3
Mutual funds	154.5	112.2	98.0
Total ICS Event-driven fee revenues	269.6	235.5	176.3

Distribution revenues	1,717.6	1,549.5	1,446.1

Total ICS Revenues	$4,262.1	$3,827.0	$3,461.1

Global Technology and Operations
Capital markets	$920.8	$661.3	$615.2
Wealth and investment management	553.6	524.9	492.2
Total GTO Recurring fee revenues	1,474.4	1,186.2	1,107.4

Foreign currency exchange	(27.4)	(19.5)	(39.4)

Total Revenues	$5,709.1	$4,993.7	$4,529.0

Revenues by Type
Recurring fee revenues	$3,749.3	$3,228.3	$2,946.1
Event-driven fee revenues	269.6	235.5	176.3
Distribution revenues	1,717.6	1,549.5	1,446.1
Foreign currency exchange	(27.4)	(19.5)	(39.4)
Total Revenues	$5,709.1	$4,993.7	$4,529.0

Contract Balances
The following table provides information about contract assets and liabilities:

	June 30, 2022	June 30, 2021	June 30, 2020
	(in millions)
Contract assets	$118.5	$89.8	$81.9
Contract liabilities	$414.3	$382.5	$286.6
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
During the fiscal year ended June 30, 2022, contract assets increased primarily due to an increase in software term license revenues recognized but not yet invoiced and contract liabilities increased primarily due to growth in revenues and the timing of client payments. During the fiscal year ended June 30, 2021, contract liabilities increased primarily due to a combination of recent acquisitions, growth in revenues and the timing of client payments. The Company recognized $233.8 million of revenue during the fiscal year ended June 30, 2022 that was included in the contract liability balance as of June 30, 2021. The Company recognized $158.7 million of revenue during the fiscal year ended June 30, 2021 that was included in the contract liability balance as of June 30, 2020. The Company recognized $141.2 million of revenue during fiscal year ended June 30, 2020 that was included in the contract liability balance as of June 30, 2019.
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
As of June 30, 2022, 2021 and 2020, the computation of diluted EPS did not include 0.7 million, 0.4 million and 0.5 million options to purchase Broadridge common stock, respectively, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Years ended June 30,
	2022	2021	2020
	(in millions)
Weighted-average shares outstanding:
Basic	116.7	115.7	114.7
Common stock equivalents	1.8	2.1	2.3
Diluted	118.5	117.8	117.0
NOTE 5.    INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Years ended June 30,
	2022	2021	2020
	(in millions)
Interest expense on borrowings	$(87.7)	$(57.5)	$(62.5)
Interest income	3.0	2.2	3.7
Interest expense, net	$(84.7)	$(55.2)	$(58.8)

NOTE 6.     ACQUISITIONS
Assets acquired and liabilities assumed in business combinations are recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition date based upon the estimated fair values at such date. The results of operations of the businesses acquired by the Company are included in the Company’s Consolidated Statements of Earnings since the respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed is allocated to Goodwill.
During the fiscal year ended June 30, 2022, there were no material acquisitions.
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
The following represents the fiscal year 2021 acquisitions:
BUSINESS COMBINATIONS
Financial information on each transaction is as follows:

	Itiviti	Advisor-Stream	Total
	(in millions)
Cash payments, net of cash acquired	$2,580.4	$23.2	$2,603.6
Deferred payments, net	—	2.9	2.9
Contingent consideration liability	—	8.5	8.5
Aggregate purchase price	$2,580.4	$34.5	$2,615.0

Net tangible assets acquired / (liabilities assumed)	$(252.9)	$(3.3)	$(256.2)
Goodwill	1,928.7	27.3	1,956.0
Intangible assets	904.6	10.5	915.1
Aggregate purchase price	$2,580.4	$34.5	$2,615.0
Itiviti
In May 2021, the Company acquired Itiviti, a leading provider of trading and connectivity technology to the capital markets industry. The acquisition of Itiviti extends the Company’s back-office capabilities into the front office and deepens its multi-asset class solutions, better enabling the Company to help its clients adapt to a rapidly evolving marketplace. Itiviti is included in the Company’s GTO reportable segment.
•Goodwill is not tax deductible.
•Intangible assets acquired consist primarily of customer relationships and software technology, which are being amortized over a seven-year life and five-year life, respectively.

The following summarizes the allocation of purchase price for the Itiviti acquisition (in millions):

Itiviti

Accounts receivable	$38.9
Other current assets	14.2
Property, plant and equipment	4.4
Intangible assets	904.6
Goodwill	1,928.7
Other non-current assets	48.3
Payables and accrued expenses	(72.0)
Current contract liabilities	(55.4)
Deferred taxes	(200.2)
Other long term liabilities	(31.2)
Consideration paid, net of cash acquired	$2,580.4

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
•The contingent consideration liability is payable through fiscal year 2024 upon the achievement by the acquired business of certain revenue targets, and has a maximum potential pay-out of $12.0 million upon the achievement in full of the defined financial targets by the acquired business.
•The fair value of the contingent consideration liability at June 30, 2022 is $8.0 million.
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
•The fair value of the contingent consideration liability at June 30, 2022 is $4.8 million.
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

The following tables set forth the Company’s financial assets and liabilities at June 30, 2022 and 2021, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (a)	$—	$—	$—	$—
Other current assets:
Securities	0.6	—	—	0.6
Other non-current assets:
Securities	118.0	—	—	118.0
Derivative asset	—	101.4	—	101.4
Total assets as of June 30, 2022	$118.7	$101.4	$—	$220.1
Liabilities:
Contingent consideration obligations	$—	$—	$12.9	$12.9
Total liabilities as of June 30, 2022	$—	$—	$12.9	$12.9

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds (a)	$—	$—	$—	$—
Other current assets:
Securities	0.7	—	—	0.7
Other non-current assets:
Securities	120.6	—	—	120.6
Total assets as of June 30, 2021	$121.2	$—	$—	$121.2
Liabilities:
Contingent consideration obligations	$—	$—	$23.2	$23.2
Total liabilities as of June 30, 2021	$—	$—	$23.2	$23.2

(a)Money market funds include money market deposit account balances of $0.0 million and less than $0.1 million as of June 30, 2022 and 2021, respectively.
In addition, the Company has non-marketable securities with a carrying amount of $53.4 million as of June 30, 2022 and $37.5 million as of June 30, 2021 that are classified as Level 2 financial assets and included as part of Other non-current assets.
The following table sets forth an analysis of changes during fiscal years 2022 and 2021 in Level 3 financial liabilities of the Company:

	June 30,
	2022	2021
	(in millions)
Beginning balance	$23.2	$33.1
Additional contingent consideration incurred	—	7.3
Net increase (decrease) in contingent consideration liability	1.1	(1.5)
Foreign currency impact	(1.0)	1.8
Payments	(10.4)	(17.5)
Ending balance	$12.9	$23.2

The Company did not incur any Level 3 fair value asset impairments during fiscal year 2022 or fiscal year 2021. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.
NOTE 8.    LEASES
The Company’s leases consist primarily of real estate leases in locations where the Company maintains operations, and are classified as operating leases.
The Company evaluates each lease and service arrangement at inception to determine if the arrangement is, or contains, a lease. A lease exists if the Company obtains substantially all of the economic benefits of and has the right to control the use of an asset for a period of time. The lease term begins on the commencement date, which is the date the Company takes possession of the leased property and also classifies the lease as either operating or finance, and may include options to extend or terminate the lease if exercise of the option to extend or terminate the lease is considered to be reasonably certain. The Company’s options to extend or terminate a lease generally do not exceed five years. The lease term is used both to determine lease classification as an operating or finance lease and to calculate straight-line lease expense for operating leases. The weighted average remaining operating lease term as of June 30, 2022 was 8.2 years.
ROU assets represent the Company’s right to use an underlying asset for the lease term while lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. ROU assets also include prepaid lease payments and exclude lease incentives received. Certain leases require the Company to pay taxes, insurance, maintenance, and/or other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature (e.g. based on actual costs incurred). These variable lease costs are recognized as a variable lease expense when incurred. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to measure the lease liability and the associated ROU asset at commencement date. The incremental borrowing rate was determined based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate. The weighted average discount rate used in measurement of the Company’s operating lease liabilities as of June 30, 2022 was 2.8%.
Supplemental Balance Sheet Information

	June 30,
	2022	2021
	(in millions)
Assets:
Operating lease ROU assets (a)	$222.8	$262.0

Liabilities:
Operating lease liabilities (a) - Current	$45.4	$40.2
Operating lease liabilities (a) - Non-current	227.8	263.1
Total Operating lease liabilities	$273.2	$303.3
_________
(a)Operating lease assets are included within Other non-current assets, and operating lease liabilities are included within Payables and accrued expenses (current portion) and Other non-current liabilities (non-current portion) in the Company’s Consolidated Balance Sheets as of June 30, 2022 and 2021, respectively.

Components of Lease Cost (a)

	Years ended June 30,
	2022	2021
	(in millions)
Operating lease cost	$59.8	$53.4
Variable lease cost	$29.5	$25.8
_________
(a)Lease cost is included within Cost of revenues and Selling, general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s Consolidated Statements of Earnings.

Supplemental Cash Flow Information

	Years ended June 30,
	2022	2021
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$36.7	$33.6
ROU assets obtained in exchange for operating lease liabilities	$16.7	$24.4

Maturity of Lease Liabilities under ASC 842 (Leases)
Future rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows at June 30, 2022:

Operating Leases
Years Ending June 30,	(in millions)
2023	$48.2
2024	43.2
2025	37.5
2026	33.1
2027	31.0
Thereafter	116.0
Total lease payments	309.0
Less: Discount Amount	35.8
Present value of operating lease liabilities	$273.2

NOTE 9.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment at cost and Accumulated depreciation at June 30, 2022 and 2021 are as follows:

	June 30,
	2022	2021
	(in millions)
Property, plant and equipment:
Land and buildings	$2.5	$2.7
Equipment	326.7	310.4
Furniture, leaseholds and other	189.7	196.8
	518.9	509.9
Less: Accumulated depreciation	(368.0)	(332.7)
Property, plant and equipment, net	$150.9	$177.2
In fiscal years 2022 and 2021, Property, plant and equipment and Accumulated depreciation were each reduced by $7.6 million and $15.6 million, respectively, for asset retirements related to fully depreciated property, plant and equipment no longer in use.
Depreciation expense for Property, plant and equipment for the years ended June 30, 2022, 2021 and 2020 was as follows:

	Years ended June 30,
	2022	2021	2020
	(in millions)
Depreciation expense for Property, plant and equipment	$43.3	$38.8	$50.6
NOTE 10.    GOODWILL AND INTANGIBLE ASSETS, NET
Changes in Goodwill for the fiscal years ended June 30, 2022 and 2021 are as follows:

	Investor Communication Solutions	Global Technology and Operations	Total
	(in millions)
Goodwill, gross, at June 30, 2020	$1,039.5	$635.0	$1,674.5
Additions	—	1,958.2	1,958.2
Foreign currency translation and other	16.5	71.2	87.7
Fair value adjustments (a)	0.2	(0.5)	(0.4)
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2021	$1,056.1	$2,664.0	$3,720.1

Goodwill, gross, at June 30, 2021	$1,056.1	$2,664.0	$3,720.1
Additions	—	10.1	10.1
Foreign currency translation and other	(12.4)	(230.7)	(243.1)
Fair value adjustments (a)	—	(2.3)	(2.3)
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2022	$1,043.7	$2,441.2	$3,484.9
(a) Fair value adjustments includes adjustments to goodwill as part of finalization of the purchase price allocations.
Additions for the fiscal year ended June 30, 2021 relates to the acquisitions of Itiviti and AdvisorStream.

During fiscal years 2022, 2021 and 2020, the Company performed the required impairment tests of Goodwill and determined that there was no impairment. The Company also performs a sensitivity analysis under Step 1 of the goodwill impairment test assuming hypothetical reductions in the fair values of the reporting units. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates, which are the most significant estimates used in our calculations of the fair values of the reporting units, would not result in an impairment of our goodwill.
Intangible assets at cost and accumulated amortization at June 30, 2022 and 2021 are as follows:

	June 30,
	2022			2021
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
	(in millions)
Software licenses	$199.2	$(153.3)	$45.9	$179.3	$(129.1)	$50.2
Acquired software technology	397.6	(211.3)	186.3	427.3	(149.6)	277.7
Customer contracts and lists	1,273.0	(519.0)	754.0	1,375.7	(373.1)	1,002.6
Acquired intellectual property	136.6	(131.9)	4.7	136.6	(118.0)	18.7
Other intangibles	154.3	(68.1)	86.2	117.9	(42.1)	75.8
	$2,160.7	$(1,083.6)	$1,077.1	$2,236.8	$(811.8)	$1,425.0
Other intangibles consist primarily of capitalized internal use software. All of the intangible assets have finite lives and as such, are subject to amortization.
The weighted-average remaining useful life of the intangible assets is as follows:

Weighted-Average Remaining Useful Life (Years)
Acquired software technology	3.5
Software licenses	1.9
Customer contracts and lists	5.2
Acquired intellectual property	0.9
Other intangibles	2.2
Total weighted-average remaining useful life	4.5
Amortization of intangibles for the years ended June 30, 2022, 2021 and 2020 was as follows:

	Years ended June 30,
	2022	2021	2020
	(in millions)
Amortization expense for intangible assets	$289.3	$182.3	$146.1
Estimated remaining amortization expenses of the Company’s existing intangible assets for the next five fiscal years and thereafter are as follows:

Years Ending June 30,	(in millions)
2023	$266.0
2024	238.9
2025	210.1
2026	187.3
2027	102.1
Thereafter	72.6

NOTE 11.    OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	June 30,
	2022	2021
	(in millions)
ROU assets (a)	$222.8	$262.0
Long-term investments	221.6	194.0
Contract assets (b)	118.5	89.8
Deferred sales commissions costs	114.2	108.6
Long-term broker fees	45.1	48.7
Deferred data center costs (c)	19.0	24.3
Other	154.1	35.0
Total	$895.3	$762.5
(a) ROU assets represent the Company’s right to use an underlying asset for the lease term. Please refer to Note 8, “Leases” for a further discussion.
(b) Contract assets result from revenue already recognized but not yet invoiced, including certain future amounts to be collected under software term licenses and certain other client contracts.
(c) Represents deferred data center costs associated with the Company’s information technology services agreements. Please refer to Note 18, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses for the fiscal year ended June 30, 2022 and 2021 was $99.0 million and $82.0 million, respectively.
NOTE 12.    PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	June 30,
	2022	2021
	(in millions)
Accounts payable	$244.9	$248.9
Employee compensation and benefits	348.1	343.7
Accrued broker fees	154.1	136.0
Accrued dividend payable	75.0	66.8
Business process outsourcing administration fees	65.5	66.1
Customer deposits	58.7	55.5
Operating lease liabilities	45.4	40.2
Accrued taxes	40.9	42.6
Other	82.2	102.9
Total	$1,114.9	$1,102.7

NOTE 13.    BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at June 30, 2022	Carrying value at June 30, 2022	Carrying value at June 30, 2021	Unused Available Capacity	Fair Value at June 30, 2022
			(in millions)
Long-term debt
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$25.0	$25.0	$20.0	$1,075.0	$25.0
Multicurrency tranche	April 2026	—	—	94.4	400.0	—
Total Revolving Credit Facility		$25.0	$25.0	$114.4	$1,475.0	$25.0

Fiscal 2021 Term Loans	May 2024	$1,540.0	$1,535.8	$1,543.4	$—	$1,540.0

Fiscal 2016 Senior Notes	June 2026	$500.0	$497.4	$496.7	$—	$484.3
Fiscal 2020 Senior Notes	December 2029	750.0	743.4	742.5	—	658.0
Fiscal 2021 Senior Notes	May 2031	1,000.0	991.5	990.6	—	837.5
Total Senior Notes		$2,250.0	$2,232.3	$2,229.8	$—	$1,979.8

Total debt		$3,815.0	$3,793.0	$3,887.6	$1,475.0	$3,544.8
_________

Future principal payments on the Company’s outstanding debt are as follows (in millions):

	2023	2024	2025	2026	2027	Thereafter	Total
Years ending June 30,	$—	$1,540.0	$—	$525.0	$—	$1,750.0	$3,815.0
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
The weighted-average interest rate on the Revolving Credit Facilities was 1.30%, 1.20% and 2.59% for the fiscal years ended June 30, 2022, 2021 and 2020, respectively. The fair value of the variable-rate Fiscal 2021 Revolving Credit Facility borrowings at June 30, 2022 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Under the Fiscal 2021 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Yen, and Swedish Kronor initially bear interest at LIBOR, CDOR, EURIBOR, TIBOR and STIBOR, respectively, plus 1.015% per annum (subject to step-ups to 1.175% and step-downs to 0.805% based on ratings) and revolving loans denominated in Sterling initially bear interest at SONIA plus 1.0476% per annum (subject to step-ups to 1.2076% and step-downs to 0.8376% based on ratings). The Fiscal 2021 Revolving Credit Facility also has an annual facility fee equal to 11.0 basis points on the entire facility (subject to step-ups to 20.0 basis points and step-downs to 7.0 basis points based on ratings). The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2021 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2021 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At June 30, 2022, the Company is in compliance with all covenants of the Fiscal 2021 Revolving Credit Facility.

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
The Company may voluntarily prepay, in whole or in part and without premium or penalty. In the event of receipt of cash proceeds by the Company or its subsidiaries from certain incurrences of indebtedness, certain equity issuances, and certain sales, transfers or other dispositions of assets, the Company will be required to prepay outstanding Loans, subject to certain limitations and qualifications as set forth in the Term Credit Agreement. The Term Credit Agreement is subject to certain covenants, including a leverage ratio. At June 30, 2022, the Company is in compliance with all covenants of the Fiscal 2021 Term Loans.
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2022, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at June 30, 2022 and June 30, 2021 was $484.3 million and $549.0 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2022, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at June 30, 2022 and June 30, 2021 was $658.0 million and $791.3 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2021 Senior Notes: In May 2021, the Company completed an offering of $1.0 billion in aggregate principal amount of senior notes (the “Fiscal 2021 Senior Notes”). The Fiscal 2021 Senior Notes will mature on May 1, 2031 and bear interest at a rate of 2.60% per annum. Interest on the Fiscal 2021 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Fiscal 2021 Senior Notes were issued at a price of 99.957% (effective yield to maturity of 2.605%). The indenture governing the Fiscal 2021 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2022, the Company is in compliance with the covenants of the indenture governing the Fiscal 2021 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2021 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2021 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2021 Senior Notes at June 30, 2022 and June 30, 2021 was $837.5 million and $1.02 billion, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

The Fiscal 2021 Revolving Credit Facility, Fiscal 2021 Term Loans, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of June 30, 2022 and 2021, respectively, there were no outstanding borrowings under these lines of credit.
NOTE 14. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	June 30,
	2022	2021
	(in millions)
Operating lease liabilities	$227.8	$263.1
Post-employment retirement obligations	157.8	162.8
Non-current income taxes	45.9	48.2
Acquisition related contingencies	15.6	15.1
Other	34.4	48.0
Total	$481.5	$537.2
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

The activity related to the Company’s incentive equity awards for the fiscal years ended June 30, 2022, 2021 and 2020 consisted of the following:

	Stock Options		Time-based RSUs		Performance-based RSUs
	Number of Options	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balances at June 30, 2019	4,201,614	$63.85	819,299	$92.15	325,777	$97.43
Granted	501,192	117.43	340,006	118.74	110,260	120.09
Exercised (a)	(905,231)	46.47	—	—	—	—
Vesting of RSUs (b)	—	—	(408,716)	78.76	(176,900)	77.19
Expired/forfeited	(26,788)	88.01	(50,591)	113.07	(7,541)	80.24
Balances at June 30, 2020	3,770,787	$74.97	699,998	$111.37	251,596	$122.11
Granted	359,464	147.97	382,340	132.21	141,838	126.96
Exercised (a)	(756,915)	46.26	—	—	—	—
Vesting of RSUs (b)	—	—	(272,131)	122.92	(122,146)	119.15
Expired/forfeited	(169,654)	105.40	(48,870)	121.32	(23,708)	122.76
Balances at June 30, 2021	3,203,682	$88.33	761,337	$117.07	247,580	$126.29
Granted	436,913	146.26	396,667	159.57	103,084	157.88
Exercised (a)	(850,514)	70.94	—	—	—	—
Vesting of RSUs (b)	—	—	(318,693)	117.62	(91,246)	119.65
Expired/forfeited	(83,396)	114.58	(88,459)	145.53	(49,137)	109.45
Balances at June 30, 2022 (c)	2,706,685	$102.34	750,852	$135.94	210,281	$148.59

(a)Stock options exercised during the fiscal years ended June 30, 2022, 2021 and 2020 had intrinsic values of $79.6 million, $70.8 million and $68.9 million, respectively.
(b)Time-based RSUs that vested during the fiscal years ended June 30, 2022, 2021 and 2020 had a total fair value of $50.5 million, $42.1 million and $38.4 million, respectively. Performance-based RSUs that vested during the fiscal years ended June 30, 2022, 2021 and 2020 had a total fair value of $14.3 million, $18.7 million and $16.5 million, respectively.
(c)As of June 30, 2022, the Company’s outstanding stock options using the fiscal year-end share price of $142.55 had an aggregate intrinsic value of $112.2 million. As of June 30, 2022, the Company’s outstanding “in the money” vested stock options using the fiscal year-end share price of $142.55 had an aggregate intrinsic value of $102.9 million. As of June 30, 2022, time-based RSUs and performance-based RSUs expected to vest using the fiscal year-end share price of $142.55 had an aggregate intrinsic value of $101.8 million and $28.2 million, respectively. Performance-based RSUs granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.

The tables below summarize information regarding the Company’s outstanding and exercisable stock options as of June 30, 2022:

	Outstanding Options
	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions) (a)
Range of Exercise Prices
$0.01 to $35.00	8,060	0.62	$22.27
$35.01 to $50.00	160,285	1.71	$38.33
$50.01 to $65.00	347,382	3.18	$52.86
$65.01 to $80.00	147,362	4.55	$67.32
$80.01 to $95.00	577,190	5.43	$93.64
$95.01 to $110.00	328,667	6.56	$98.81
$110.01 to $125.00	384,197	7.58	$117.44
$125.01 to $173.00	753,542	9.18	$147.00
	2,706,685	6.35	$102.34	$112.2

	Exercisable Options
Range of Exercise Prices	Options Exercisable	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions) (a)
$0.01 to $35.00	8,060	0.62	$22.27
$35.01 to $50.00	160,285	1.71	$38.33
$50.01 to $65.00	347,382	3.18	$52.86
$65.01 to $80.00	147,362	4.55	$67.32
$80.01 to $95.00	577,190	5.43	$93.64
$95.01 to $110.00	227,345	6.55	$99.03
$110.01 to $125.00	196,079	7.57	$117.54
$125.01 to $173.00	118,286	8.71	$152.45
	1,781,989	5.16	$85.44	$102.9
(a) Calculated using the closing stock price on the last trading day of fiscal year 2022 of $142.55, less the option exercise price, multiplied by the number of instruments.
Stock-based compensation expense of $68.4 million, $58.6 million, and $60.8 million was recognized in the Consolidated Statements of Earnings for the fiscal years ended June 30, 2022, 2021 and 2020, respectively, as well as related tax benefits of $15.7 million, $13.0 million, and $13.5 million, respectively.
As of June 30, 2022, the total remaining unrecognized compensation cost related to non-vested stock options and RSU awards amounted to $14.4 million and $59.6 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.0 years and 1.5 years, respectively.
In April 2013, the Company began reissuing treasury stock to satisfy stock option exercises and issuances under the Company’s RSU awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs. The Company did not repurchase shares in fiscal years 2022 or 2021 under our share repurchase program, which excludes shares withheld by the Company to cover payroll taxes on the vesting of RSU awards, which are also accounted for as treasury stock. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table presents the assumptions used to determine the fair values of the stock option grants using the Binomial options pricing model during the fiscal years ended June 30, 2022, 2021 and 2020:

	Years ended June 30,
	2022	2021	2020
Graded Vesting
Risk-free interest rate	1.9%	0.6%	1.5%
Dividend yield	1.8%	1.6%	1.8%
Weighted-average volatility factor	27.8%	27.0%	23.0%
Weighted-average expected life (in years)	5.6	5.7	5.7
Weighted-average fair value (in dollars)	$33.29	$30.98	$21.49
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
The costs recorded by the Company for these plans were:

	Years ended June 30,
	2022	2021	2020
	(in millions)
401(k) savings plan	$47.5	$39.0	$42.6
ERSP	3.6	2.7	2.5
Total	$51.1	$41.6	$45.1
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
The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The SORP and SERP are nonqualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $55.6 million at June 30, 2022 and $62.6 million at June 30, 2021 and are included in Other non-current assets in the accompanying Consolidated Balance Sheets.
The amounts charged to expense by the Company for these plans were:

	Years ended June 30,
	2022	2021	2020
	(in millions)
SORP	$5.7	$5.6	$4.8
SERP	0.5	0.5	0.4
Total	$6.2	$6.1	$5.2

The benefit obligation to the Company under these plans at June 30, 2022, 2021 and 2020 was:

	Years ended June 30,
	2022	2021	2020
	(in millions)
SORP	$51.6	$59.5	$53.8
SERP	5.4	6.4	6.0
Total	$57.0	$65.9	$59.8
C. Other Post-retirement Benefit Plan. The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The plan is currently unfunded.
The amounts charged to expense by the Company for this plan were:

	Years ended June 30,
	2022	2021	2020
	(in millions)
Executive Retiree Health Insurance Plan	$0.1	$0.3	$0.5

The benefit obligation to the Company under this plan at June 30, 2022, 2021 and 2020 was:

	Years ended June 30,
	2022	2021	2020
	(in millions)
Executive Retiree Health Insurance Plan	$4.0	$3.7	$4.5
D. Other Post-employment Benefit Obligations. The Company sponsors certain non-U.S. benefits-related plans covering certain eligible international employees who are eligible under the terms of their employment in their respective countries. These plans are generally unfunded.
The amounts charged to expense by the Company for these plans were in fiscal years 2022, 2021 and 2020 was:

	Years ended June 30,
	2022	2021	2020
	(in millions)
Other Non-U.S. Benefits-Related Plans	$2.0	$1.8	$1.0

The benefit obligation to the Company under these plans at June 30, 2022, 2021 and 2020 was:

	Years ended June 30,
	2022	2021	2020
	(in millions)
Other Non-U.S. Benefits-Related Plans	$9.8	$9.1	$6.4

NOTE 17.    INCOME TAXES
Earnings before income taxes shown below are based on the geographic location to which such earnings are attributable.

	Years Ended June 30,
	2022	2021	2020
	(in millions)
Earnings before income taxes:
U.S.	$609.9	$604.4	$492.4
Foreign	62.3	91.8	87.2
Total	$672.2	$696.2	$579.5

The Provision for income taxes consists of the following components:

	Years Ended June 30,
	2022	2021	2020
	(in millions)
Current:
U.S. Domestic	$25.4	$51.2	$46.7
Foreign	45.4	34.9	33.1
State	11.7	10.5	8.3
Total current	82.4	96.7	88.1
Deferred:
U.S. Domestic	65.8	55.3	33.1
Foreign	(31.7)	(9.5)	(10.7)
State	16.6	6.2	6.5
Total deferred	50.7	52.0	29.0
Total Provision for income taxes	$133.1	$148.7	$117.0

	Years Ended June 30,
	2022	%	2021	%	2020	%
	(in millions)
Provision for income taxes at U.S. statutory rate	$141.2	21.0	$146.2	21.0	$121.7	21.0
Increase (decrease) in Provision for income taxes from:
State taxes, net of federal tax	23.9	3.6	15.2	2.2	11.3	1.9
Foreign tax differential	(1.5)	(0.2)	4.8	0.7	3.2	0.6
Valuation allowances	0.3	—	1.0	0.1	2.4	0.4
Stock-based compensation - excess tax benefits (“ETB”)	(18.1)	(2.7)	(16.9)	(2.4)	(15.6)	(2.7)
Tax Credits and Foreign-Derived Intangible Income Deduction (“FDII”)	(16.6)	(2.5)	(8.8)	(1.3)	(9.2)	(1.6)
Other	3.9	0.6	7.2	1.0	3.3	0.6
Total Provision for income taxes	$133.1	19.8	$148.7	21.4	$117.0	20.2

The Provision for income taxes and effective tax rates for the fiscal year ended June 30, 2022 were $133.1 million and 19.8%, compared to $148.7 million and 21.4%, for the fiscal year ended June 30, 2021, respectively. The decrease in the effective tax rate for the fiscal year ended June 30, 2022 compared to the fiscal year ended June 30, 2021 was primarily driven by higher total discrete benefits, in addition to higher ETB of $18.1 million for the fiscal year ended June 30, 2022 compared to $16.9 million for the fiscal year ended June 30, 2021.
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
As of June 30, 2022, the Company had approximately $735.7 million of accumulated earnings and profits attributable to foreign subsidiaries. The Company considers $460.2 million of accumulated earnings attributable to foreign subsidiaries to be permanently reinvested outside the U.S. and has not determined the cost to repatriate such earnings since it is not practicable to calculate the amount of income taxes payable in the event all such foreign earnings are repatriated. The Company does not consider the remaining $275.4 million of accumulated earnings to be permanently reinvested outside the U.S. The Company has accrued approximately $14.7 million of foreign income and withholding taxes, state income taxes, and tax on exchange gain attributable to such earnings.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2022 and 2021 were as follows:

	June 30,
	2022	2021
	(in millions)
Classification:
Long-term deferred tax assets (included in Other non-current assets)	$9.8	$5.9
Long-term deferred tax liabilities	(446.1)	(400.7)
Net deferred tax liabilities	$(436.3)	$(394.8)
Components:
Deferred tax assets:
Accrued expenses not currently deductible	$8.7	$8.2
Compensation and benefits not currently deductible	68.0	64.7
Net operating and capital losses	29.8	33.6
Tax credits	13.1	11.2
Other	27.6	15.8
Total deferred tax assets	147.1	133.4
Less: Valuation allowances	(10.7)	(10.5)
Deferred tax assets, net	136.5	123.0
Deferred tax liabilities:
Goodwill and identifiable intangibles	248.0	319.1
Depreciation	21.5	29.0
Net deferred expenses	249.5	142.5
Unremitted earnings	14.7	16.3
Cross Currency Swap and Treasury-Locks	22.4	—
Other	16.7	10.9
Deferred tax liabilities	572.8	517.8
Net deferred tax liabilities	$(436.3)	$(394.8)
The Company has estimated foreign net operating loss carryforwards of approximately $59.5 million as of June 30, 2022 of which $8.8 million are subject to expiration in the June 30, 2023 through June 30, 2042 period, and of which $50.7 million has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $41.3 million of which $20.4 million are subject to expiration in the June 30, 2023 through June 30, 2037 period with the balance of $20.9 million having an indefinite utilization period.
Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $10.7 million and $10.5 million at June 30, 2022 and 2021, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income require significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.
In the next twelve months, the Company does not expect a material change to its net reserve balance for unrecognized tax benefits.

The following table summarizes the activity related to the Company’s gross unrecognized tax positions:

	Fiscal Year Ended June 30,
	2022	2021	2020
	(in millions)
Beginning balance	$50.7	$37.1	$40.2
Gross increase related to prior period tax positions	8.3	12.2	0.5
Gross increase related to current period tax positions	8.3	4.3	5.9
Gross decrease related to prior period tax positions	(9.7)	(2.9)	(9.5)
Ending balance	$57.6	$50.7	$37.1
As of June 30, 2022, 2021 and 2020, the net reserve for unrecognized tax positions recorded by the Company that is included in the preceding table of gross unrecognized tax positions was $51.6 million, $47.5 million, and $33.8 million, respectively, and if reversed in full, would favorably affect the effective tax rate by these amounts, respectively.
The $9.7 million, $2.9 million, and $9.5 million gross decreases in fiscal years 2022, 2021 and 2020, respectively, for prior period tax positions related to certain tax audit settlements and certain state, federal and foreign statute of limitation expirations.
During the fiscal year ended June 30, 2022, the Company adjusted accrued interest by $0.2 million and recognized a total liability for interest on unrecognized tax positions of $3.8 million; in the fiscal year ended June 30, 2021, the Company adjusted accrued interest by less than $0.1 million and recognized a total liability for interest on unrecognized tax positions of $3.6 million; in the fiscal year ended June 30, 2020, the Company adjusted accrued interest by less than $0.1 million and recognized a total liability for interest on unrecognized tax positions of $3.6 million.
The Company is regularly subject to examination of its income tax returns by U.S. Federal, state and foreign income tax authorities. The tax years that are currently open and could be subject to income tax audits for U.S. federal and most state and local jurisdictions are fiscal years ending June 30, 2019 through June 30, 2022, and for Canadian operations that could be subject to audit in Canada, fiscal years ending June 30, 2015 through June 30, 2022. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements.

NOTE 18.     CONTRACTUAL COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
In March 2010, the Company and IBM entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022, but a two-year extension was signed in March 2015, amending the expiration date to June 30, 2024. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. On July 28, 2021, the Company entered into a novation agreement with IBM (the “U.S. Novation Agreement”) pursuant to which IBM novated the Amended IT Services Agreement to Kyndryl, Inc., an entity formed in connection with IBM’s spin-off of its managed infrastructure services business (“Kyndryl”), effective September 1, 2021. Fixed minimum commitments remaining under the Amended IT Services Agreement at June 30, 2022 are $145.8 million through fiscal year 2027, the final year of the Amended IT Services Agreement.
In December 2019, the Company and IBM entered into an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and such transferred employees are expected to continue providing services to the Company on behalf of IBM under the Private Cloud Agreement. Pursuant to the Private Cloud Agreement, the Company agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide to IBM. The transfer of the Hardware and Maintenance Contracts to IBM closed on September 30, 2020 for a selling price of $18.0 million. On July 28, 2021, IBM novated the Private Cloud Agreement to Kyndryl, effective September 1, 2021, pursuant to the U.S. Novation Agreement. Fixed minimum commitments remaining under the Private Cloud Agreement at June 30, 2022 are $175.2 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premises solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. On August 19, 2021, the Company entered into a novation agreement with IBM UK pursuant to which IBM UK novated the EU IT Services Agreement to Kyndryl UK Limited, effective September 1, 2021. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at June 30, 2022 are $26.0 million through fiscal year 2029, the final year of the contract.
The total annual expenses related to these Kyndryl agreements and certain other data center arrangements was $198.3 million, $176.7 million, and $118.7 million, for the fiscal years ended June 30, 2022, 2021, and 2020, respectively.

The following table summarizes the capitalized costs related to data center agreements as of June 30, 2022:

	Amended IT Services Agreement	Amended EU IT Services Agreement	Total
	(in millions)
Capitalized costs, beginning balance	$62.8	$9.0	$71.8
Capitalized costs incurred	0.3	—	0.3
Impact of foreign currency exchange	—	(1.4)	(1.4)
Total capitalized costs, ending balance	63.0	7.6	70.7
Total accumulated amortization	(46.6)	(5.4)	(52.0)
Net Deferred Kyndryl Costs	$16.4	$2.3	$18.7
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimums remaining under the AWS Cloud Agreement at June 30, 2022 are $226.8 million in the aggregate through December 31, 2026.
Investments
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investment in this variable interest entity totaled $42.7 million as of June 30, 2022, which represents the carrying value of the Company's investment.
In addition, as of June 30, 2022, the Company also has a future commitment to fund $0.9 million to one of the Company’s other investees.
Contractual Obligations
The Company has obligations under the Amended IT Services Agreement, the Amended EU IT Services Agreement, the Private Cloud Agreement, the AWS Cloud Agreement, software license agreements including hosted software arrangements, and software and hardware maintenance and support agreements.
The following table summarizes the total expenses related to these agreements:

	Years ended June 30,
	2022	2021	2020
	(in millions)
Data center expenses	$248.0	$204.3	$128.9
Software license agreements	81.9	63.6	46.9
Software/hardware maintenance agreements	77.3	77.5	72.1
Total expenses	$407.1	$345.4	$247.9

The future minimum commitments at June 30, 2022 for the aforementioned Amended IT Services Agreement, the Amended EU IT Services Agreement, the Private Cloud Agreement, the AWS Cloud Agreement, software license agreements including hosted software arrangements, and software and hardware maintenance and support agreements are as follows:

Years Ending June 30,	(in millions)
2023	$138.2
2024	125.8
2025	110.8
2026	106.4
2027	78.8
Thereafter	69.6
Total	$629.7
Other
It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations, and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. In January 2022, the Company entered into a series of cross-currency swap transactions which were designated as a new investment hedge against a portion of the Company’s net investment in its Euro functional subsidiaries. The Company was not a party to any outstanding derivative financial instruments at June 30, 2021.
In January 2022, the Company executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of its net investment in its subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At June 30, 2022, the Company’s position on the cross-currency swaps was an asset of $101.4 million, and is recorded as part of Other non-current assets on the Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. The Company has elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in the Company’s Consolidated Statements of Earnings.
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

In March 2021, the Company also executed a forward treasury lock agreement (“Treasury Lock”), designated as a cash flow hedge, in the aggregate notional amount of $1.0 billion to manage exposure to fluctuations in the benchmark interest rate associated with the Fiscal 2021 Senior Notes, which were used to pay down a portion of the Term Credit Agreement associated with the Itiviti acquisition. Accordingly, changes in the fair value of the Treasury Lock were recorded as part of Other comprehensive income (loss), net each period up to when the Treasury Lock was settled. In May 2021, the Treasury Lock was settled for a pre-tax loss of $11.0 million, after which the final settlement loss will be amortized into Interest expense, net ratably over the ten year term of the Fiscal 2021 Senior Notes. The expected amount of the existing loss that will be amortized into earnings before income taxes within the next twelve months is approximately $1.1 million.

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
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect subsidiary, which is a broker-dealer registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At June 30, 2022, BBPO was in compliance with this net capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires BBPO to maintain a minimum net capital amount. At June 30, 2022, BBPO was in compliance with this net capital requirement.
In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At June 30, 2022, Matrix Trust Company was in compliance with its capital requirements.
NOTE 19.     CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss):

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2019	$(58.3)	$(12.9)	$—	$(71.2)
Other comprehensive income (loss) before reclassifications	(26.4)	(4.2)	—	(30.7)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1.5	—	1.5
Balances at June 30, 2020	$(84.7)	$(15.7)	$—	$(100.4)
Other comprehensive income (loss) before reclassifications	117.6	(2.1)	(8.3)	107.2
Amounts reclassified from accumulated other comprehensive income/(loss)	—	2.4	0.1	2.5
Balances at June 30, 2021	$32.9	$(15.4)	$(8.2)	$9.2
Other comprehensive income (loss) before reclassifications	(247.0)	8.6	—	(238.5)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	2.0	0.8	2.8
Balances at June 30, 2022	$(214.1)	$(4.8)	$(7.4)	$(226.3)

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

	Investor Communication Solutions	Global Technology and Operations	Other	Foreign Currency Exchange	Total
	(in millions)
Year ended June 30, 2022
Revenues	$4,262.1	$1,474.4	$—	$(27.4)	$5,709.1
Earnings (loss) before income taxes	726.3	139.5	(188.9)	(4.7)	672.2
Assets	2,505.3	5,149.1	514.4	—	8,168.8
Capital expenditures	15.9	7.0	6.1	—	29.0
Depreciation and amortization	38.0	19.5	24.9	(0.1)	82.4
Amortization of acquired intangibles	69.3	189.3	—	(8.4)	250.2
Amortization of other assets	39.5	76.3	16.5	(1.0)	131.4
Year ended June 30, 2021
Revenues	$3,827.0	$1,186.2	$—	$(19.5)	$4,993.7
Earnings (loss) before income taxes	596.0	200.3	(90.1)	(10.1)	696.2
Assets	2,517.6	5,162.3	439.9	—	8,119.8
Capital expenditures	42.3	3.0	6.7	—	51.9
Depreciation and amortization	36.9	12.8	17.6	0.1	67.4
Amortization of acquired intangibles	86.8	67.6	1.5	(2.3)	153.7
Amortization of other assets	39.4	58.8	16.1	(0.8)	113.6
Year ended June 30, 2020
Revenues	$3,461.1	$1,107.4	$—	$(39.4)	$4,529.0
Earnings (loss) before income taxes	458.0	222.5	(83.1)	(17.8)	579.5
Assets	2,484.4	1,734.2	671.1	—	4,889.8
Capital expenditures	35.9	5.3	21.6	—	62.7
Depreciation and amortization	43.0	12.2	18.5	—	73.8
Amortization of acquired intangibles	83.1	42.0	1.5	(3.7)	122.9
Amortization of other assets	31.0	56.3	16.8	(1.5)	102.6
Revenues and assets by geographic area are as follows:

	United States	Canada	Europe	Other	Total
	(in millions)
Year ended June 30, 2022
Revenues	$4,880.1	$398.1	$386.0	$44.8	$5,709.1
Assets	$5,282.3	$495.4	$2,152.1	$239.0	$8,168.8
Year ended June 30, 2021
Revenues	$4,370.4	$360.1	$243.5	$19.7	$4,993.7
Assets	$4,885.2	$549.0	$2,430.6	$255.0	$8,119.8
Year ended June 30, 2020
Revenues	$3,989.7	$341.6	$179.1	$18.7	$4,529.0
Assets	$3,783.2	$479.2	$500.6	$126.7	$4,889.8

NOTE 21.     SUBSEQUENT EVENTS
On August 11, 2022, the Company’s Board of Directors increased the Company’s quarterly cash dividend by $0.085 per share to $0.725 per share, an increase in the expected annual dividend amount from $2.56 to $2.90 per share. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors, and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.

*    *    *    *    *    *     *

Broadridge Financial Solutions, Inc.
Schedule II—Valuation and Qualifying Accounts
($ in millions)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Deductions	Balance at end of period
Fiscal year ended June 30, 2022:
Allowance for doubtful accounts	$9.3	$—	$—	$(2.5)	$6.8
Deferred tax valuation allowance	$10.5	$—	$0.2	$—	$10.7
Other receivables	$1.0	$0.7	$—	$—	$1.7
Fiscal year ended June 30, 2021:
Allowance for doubtful accounts	$9.8	$1.1	$—	$(1.6)	$9.3
Deferred tax valuation allowance	$6.7	$1.0	$2.7	$—	$10.5
Other receivables	$1.0	$—	$—	$—	$1.0
Fiscal year ended June 30, 2020:
Allowance for doubtful accounts	$2.6	$9.6	$—	$(2.4)	$9.8
Deferred tax valuation allowance	$3.3	$3.4	$—	$—	$6.7
Other receivables	$—	$1.0	$—	$—	$1.0

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
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer as of June 30, 2022, evaluated the effectiveness of our disclosure controls as defined in Rule 13a-15(e) under the Exchange Act. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2022 were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
Management has performed an assessment of the effectiveness of Broadridge’s internal control over financial reporting as of June 30, 2022 based upon criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that Broadridge’s internal control over financial reporting was effective as of June 30, 2022.
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

/s/ EDMUND L. REESE
Edmund L. Reese
Corporate Vice President, Chief Financial Officer
Lake Success, New York
August 12, 2022

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III.
ITEM 10.    Directors, Executive Officers and Corporate Governance
We incorporate by reference the information responsive to this Item appearing in our definitive proxy statement to be filed within 120 days after the fiscal year ended June 30, 2022 (the “Proxy Statement”).
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

ITEM 16. Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.
Date: August 12, 2022

BROADRIDGE FINANCIAL SOLUTIONS, INC.

By:	/s/ TIMOTHY C. GOKEY
Name:	Timothy C. Gokey
Title:	Chief Executive Officer
SIGNATURES AND POWERS OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Timothy C. Gokey and Edmund L. Reese, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign in any and all capacities (including, without limitation, the capacities listed below), any and all amendments to the Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and anything necessary to be done to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute, or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY C. GOKEY	Chief Executive Officer and Director (Principal Executive Officer)	August 12, 2022
Timothy C. Gokey

/s/ EDMUND L. REESE	Corporate Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	August 12, 2022
Edmund L. Reese

/s/ RICHARD J. DALY	Executive Chairman of the Board of Directors	August 12, 2022
Richard J. Daly

/S/ LESLIE A. BRUN	Lead Independent Director	August 12, 2022
Leslie A. Brun

/S/ PAMELA L. CARTER	Director	August 12, 2022
Pamela L. Carter

/S/ ROBERT N. DUELKS	Director	August 12, 2022
Robert N. Duelks

/S/ MELVIN L. FLOWERS	Director	August 12, 2022
Melvin L. Flowers

/S/ BRETT A. KELLER	Director	August 12, 2022
Brett A. Keller

/S/ MAURA A. MARKUS	Director	August 12, 2022
Maura A. Markus

/s/ ANNETTE L. NAZARETH	Director	August 12, 2022
Annette L. Nazareth

/S/ THOMAS J. PERNA	Director	August 12, 2022
Thomas J. Perna

/S/ AMIT K. ZAVERY	Director	August 12, 2022
Amit K. Zavery

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)

1.1
Underwriting Agreement, dated as of May 6, 2021, among Broadridge Financial Solutions, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc., Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC, as representatives of the underwriters listed therein (incorporated by reference to Exhibit 1.1 of Form 8-K filed on May 17, 2021)

1.2
Underwriting Agreement, dated as of December 4, 2019, among Broadridge Financial Solutions, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc., Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC, as representatives of the underwriters listed therein (incorporated by reference to Exhibit 1.1 of Form 8-K filed on December 4, 2019)

1.3
Underwriting Agreement, dated as of June 21, 2016, among Broadridge Financial Solutions, Inc. and J.P. Morgan Securities LLC, Mitsubishi UFJ Securities (USA), Inc., Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC, as representatives of the underwriters listed therein (incorporated by reference to Exhibit 1.1 of Form 8-K filed on June 27, 2016)

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

4.5	Form of Broadridge Financial Solutions, Inc. 2.900% Senior Note due 2029 (incorporated by reference to Exhibit 4.3 and included in Exhibit 4.2 to Form 8-K filed on December 9, 2019)

4.6	Description of Securities

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

10.3	Officer Severance Plan dated September 16, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2011)

Exhibit Number	Description of Exhibit (1)
10.4	Amended and Restated Supplemental Officers Retirement Plan (“SORP”) (incorporated by reference to Exhibit 10.27 to Form 10-K/A filed on October 27, 2010)

10.5	Amendment to the Broadridge Financial Solutions, Inc. SORP, effective February 2, 2017 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 10, 2017)

10.6
Broadridge Financial Solutions, Inc. Director Deferred Compensation Plan (Amended and Restated Effective January 1, 2019) (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 14, 2018)

10.7
Broadridge Financial Solutions, Inc. Executive Deferred Compensation Plan (“EDCP”) (Amended and Restated effective June 15, 2011) (incorporated by reference to Exhibit 10.32 to Form 10-K filed on August 12, 2011)

10.8	Amendment to the Broadridge EDCP, adopted August 1, 2014, effective December 31, 2014 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 6, 2014)

10.9	Broadridge Financial Solutions, Inc. Supplemental Executive Retirement Plan (“SERP”) (incorporated by reference to Exhibit 10.31 to Form 10-K/A filed on October 27, 2010)

10.10	Amendment to the Broadridge Financial Solutions, Inc. SERP, effective February 2, 2017 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 10, 2017)

10.11	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan, Amended and Restated effective November 14, 2013 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 15, 2013)

10.12
Amendment to the Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (Amended and Restated effective November 14, 2013), effective February 6, 2018 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 8, 2018)

10.13	Broadridge Financial Solutions, Inc. 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 13, 2018)

10.14	Executive Officer Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 14, 2018)

10.15
Amended and Restated Credit Agreement, dated as of April 23, 2021, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 23, 2021)

10.16	Amended and Restated Executive Retirement and Savings Plan, effective January 1, 2019 (incorporated by reference to Exhibit 10.25 to Form 10-K filed on August 6, 2019)

10.17*
Amended and Restated Information Technology Services Agreement, dated December 31, 2019 by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on January 31, 2020)

10.18*
2019 Master Services Agreement, dated December 31, 2019 by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on January 31, 2020)

10.19
Amendment Number Two to the Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 27, 2019)

10.20
Amendment Number Three to the Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 10, 2020)

10.21	Amendment Number One to the Broadridge Financial Solutions, Inc. Officer Severance Plan (incorporated by reference to Exhibit 10.25 to Form 10-K filed on August 11, 2020)

10.22	Form of Stock Option Grant Award Agreement for U.S. Non-Employee Directors (incorporated by reference to Exhibit 10.26 to Form 10-K filed on August 12, 2021)

Exhibit Number	Description of Exhibit (1)
10.23	Form of Deferred Stock Unit Award Agreement for U.S. Non-Employee Directors (incorporated by reference to Exhibit 10.27 to Form 10-K on August 12, 2021)

10.24	Form of Restricted Stock Unit Grant Award Agreement (Performance-Based) for U.S. Corporate Officers (incorporated by reference to Exhibit 10.28 to Form 10-K filed on August 12, 2021)

10.25	Form of Restricted Stock Unit Grant Award Agreement (Time-Based) for U.S. Corporate Officers (incorporated by reference to Exhibit 10.29 to Form 10-K filed on August 12, 2021)

10.26	Form of Stock Option Grant Award Agreement (Performance-Based) for U.S. Corporate Officers (incorporated by reference to Exhibit 10.30 to Form 10-K filed on August 12, 2021)

10.27	Clawback Policy (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 5, 2020)

10.28
Term Credit Agreement as of dated March 27, 2021, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 29, 2021)

10.29*
Novation Agreement, dated July 28, 2021, among Broadridge Financial Solutions, Inc., International Business Machines Corporation and Kyndryl, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 3, 2021)

10.30*
Novation Agreement, dated August 19, 2021, among Broadridge Financial Solutions, Inc., IBM United Kingdom Limited and Kyndryl UK Limited (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 3, 2021)

10.31
First Amendment dated as of December 23, 2021 to the Term Credit Agreement dated as of March 27, 2021, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on February 1, 2022)

10.32
First Amendment dated as of December 23, 2021 to the Amended and Restated Credit Agreement dated as of April 23, 2021, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on February 1, 2022)

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

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Broadridge Financial Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of earnings for the fiscal years ended June 30, 2022, 2021 and 2020, (ii) consolidated statements of comprehensive income for the fiscal years ended June 30, 2022, 2021 and 2020, (iii) consolidated balance sheets as of June 30, 2022 and 2021, (iv) consolidated statements of cash flows for the fiscal years ended June 30, 2022, 2021 and 2020, (v) consolidated statements of stockholders’ equity for the fiscal years ended June 30, 2022, 2021 and 2020, and (vi) the notes to the Consolidated Financial Statements.

Exhibit Number	Description of Exhibit (1)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________
(1)The SEC File No. for the Company’s Form 8-K Reports referenced is 001-33220.
*Certain confidential information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk.