Form 10-Q
period 2022-09-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2022-11-02
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 28, 2022, was 117,655,323 shares.

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
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 which was filed with the United States of America (“U.S.”) Securities and Exchange Commission (the “SEC”) on August 12, 2022 (the “2022 Annual Report”), for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and the 2022 Annual Report. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended September 30,
		2022	2021
Revenues	(Note 3)	$1,283.3	$1,192.9
Operating expenses:
Cost of revenues		990.4	914.1
Selling, general and administrative expenses		205.3	175.5
Total operating expenses		1,195.7	1,089.6
Operating income		87.5	103.3
Interest expense, net	(Note 5)	(26.9)	(22.6)
Other non-operating expense, net		(5.2)	(2.4)
Earnings before income taxes		55.4	78.2
Provision for income taxes	(Note 13)	5.0	11.0
Net earnings		$50.4	$67.2

Basic earnings per share		$0.43	$0.58
Diluted earnings per share		$0.42	$0.57

Weighted-average shares outstanding:
Basic	(Note 4)	117.5	116.2
Diluted	(Note 4)	118.9	118.3

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2022	2021
Net earnings	$50.4	$67.2
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(23.1)	(70.8)
Pension and post-retirement liability adjustment, net of taxes of $— and $(0.2) for the three months ended September 30, 2022 and 2021, respectively	—	0.5
Cash flow hedge amortization, net of taxes of $(0.1) and $(0.1) for the three months ended September 30, 2022 and 2021, respectively	0.2	0.2
Total other comprehensive income (loss), net	(22.8)	(70.1)
Comprehensive income	$27.6	$(2.9)

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		September 30, 2022	June 30, 2022
Assets
Current assets:
Cash and cash equivalents		$227.1	$224.7
Accounts receivable, net of allowance for doubtful accounts of $6.1 and $6.8, respectively		840.1	946.9
Other current assets		154.9	156.8
Total current assets		1,222.0	1,328.4
Property, plant and equipment, net		145.1	150.9
Goodwill		3,434.0	3,484.9
Intangible assets, net		1,003.3	1,077.1
Deferred client conversion and start-up costs		1,359.8	1,232.3
Other non-current assets	(Note 8)	926.5	895.3
Total assets		$8,090.6	$8,168.8
Liabilities and Stockholders’ Equity
Current liabilities:
Payables and accrued expenses	(Note 9)	$816.0	$1,114.9
Contract liabilities		175.7	198.5
Total current liabilities		991.7	1,313.4
Long-term debt	(Note 10)	4,064.2	3,793.0
Deferred taxes		447.3	446.1
Contract liabilities		213.4	215.8
Other non-current liabilities	(Note 11)	470.3	481.5
Total liabilities		6,186.9	6,249.8
Commitments and contingencies	(Note 14)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 117.7 and 117.3 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,379.8	1,344.7
Retained earnings		2,789.1	2,824.0
Treasury stock, at cost: 36.8 and 37.2 shares, respectively		(2,017.7)	(2,024.8)
Accumulated other comprehensive income (loss)	(Note 15)	(249.2)	(226.3)
Total stockholders’ equity		1,903.7	1,919.1
Total liabilities and stockholders’ equity		$8,090.6	$8,168.8

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net earnings	$50.4	$67.2
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization	20.7	20.4
Amortization of acquired intangibles and purchased intellectual property	55.9	68.7
Amortization of other assets	32.1	30.9
Stock-based compensation expense	15.6	13.6
Deferred income taxes	(9.7)	(3.0)
Other	3.5	0.9
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Decrease in Accounts receivable, net	115.6	96.6
Decrease in Other current assets	1.5	1.6
Decrease in Payables and accrued expenses	(319.3)	(324.7)
Decrease in Contract liabilities	(17.1)	(5.8)
Non-current assets and liabilities:
Increase in Other non-current assets	(167.4)	(119.8)
Increase in Other non-current liabilities	13.6	18.1
Net cash flows used in operating activities	(204.5)	(135.4)
Cash Flows From Investing Activities
Capital expenditures	(5.5)	(5.7)
Software purchases and capitalized internal use software	(8.1)	(10.2)
Acquisitions, net of cash acquired	—	(13.3)
Other investing activities	—	(7.1)
Net cash flows used in investing activities	(13.6)	(36.4)
Cash Flows From Financing Activities
Debt proceeds	410.0	380.0
Debt repayments	(140.0)	(100.0)
Dividends paid	(75.0)	(66.8)
Purchases of Treasury stock	(2.1)	—
Proceeds from exercise of stock options	30.2	8.7
Other financing activities	(0.3)	(4.9)
Net cash flows provided by financing activities	222.8	217.0
Effect of exchange rate changes on Cash and cash equivalents	(2.3)	(3.1)
Net change in Cash and cash equivalents	2.4	42.2
Cash and cash equivalents, beginning of period	224.7	274.5
Cash and cash equivalents, end of period	$227.1	$316.7
Supplemental disclosure of cash flow information:
Cash payments made for interest	$13.2	$4.8
Cash payments made for income taxes, net of refunds	$34.3	$45.6
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$2.1	$10.2

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2022	154.5	$1.6	$1,344.7	$2,824.0	$(2,024.8)	$(226.3)	$1,919.1
Comprehensive income (loss)	—	—	—	50.4	—	(22.8)	27.6
Stock option exercises	—	—	28.8	—	—	—	28.8
Stock-based compensation	—	—	15.6	—	—	—	15.6
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(2.1)	—	(2.1)
Treasury stock reissued (0.4 shares)	—	—	(9.2)	—	9.2	—	—
Common stock dividends ($0.725 per share)	—	—	—	(85.3)	—	—	(85.3)
Balances, September 30, 2022	154.5	$1.6	$1,379.8	$2,789.1	$(2,017.7)	$(249.2)	$1,903.7

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2021	154.5	$1.6	$1,245.5	$2,583.8	$(2,030.9)	$9.2	$1,809.1
Comprehensive income (loss)	—	—	—	67.2	—	(70.1)	(2.9)
Stock option exercises	—	—	8.7	—	—	—	8.7
Stock-based compensation	—	—	13.4	—	—	—	13.4
Treasury stock acquired (0.0 shares)	—	—	—	—	—	—	—
Treasury stock reissued (0.2 shares)	—	—	(3.9)	—	3.9	—	—
Common stock dividends ($0.640 per share)	—	—	—	(74.4)	—	—	(74.4)
Balances, September 30, 2021	154.5	$1.6	$1,263.6	$2,576.6	$(2,027.0)	$(60.9)	$1,753.8

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
In addition, Broadridge provides public corporations and mutual funds with a full suite of solutions to help manage their annual meeting process, including a full suite of annual meeting and shareholder engagement solutions such as registered and beneficial proxy materials distribution, proxy processing and tabulation services, digital voting solutions, proxy and shareholder report document management solutions, virtual shareholder meeting services and environmental, social and governance solutions. Broadridge also offers disclosure solutions, including annual Securities and Exchange Commission (“SEC”) filing services and capital markets transaction services. We also provide registrar, stock transfer and record-keeping services through our transfer agency services.
We provide omni-channel customer communications solutions, which include print and digital solutions to modernize technology infrastructures, simplify communications processes, accelerate digital adoption and improve the customer experience. Through one point of integration, the Broadridge Communications CloudSM platform (the “Communications Cloud”) helps companies create, deliver, and manage their communications and customer engagement. The platform includes data-driven composition tools, identity and preference management, omni-channel optimization and digital communication experience, archive and information management, digital and print delivery, and analytics and reporting tools.

•Global Technology and Operations — Broadridge’s Global Technology and Operations business provides solutions that automate the front-to-back transaction lifecycle of equity, mutual fund, fixed income, foreign exchange and exchange-traded derivatives, from order capture and execution through trade confirmation, margin, cash management, clearing and settlement, reference data management, reconciliations, securities financing and collateral management, asset servicing, compliance and regulatory reporting, portfolio accounting and custody-related services. Broadridge’s solutions provide automated straight through processing and enable buy- and sell-side financial institutions to efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With Broadridge’s multi-market, multi-asset class, multi-entity and multi-currency capabilities, Broadridge provides front-to-back processing on a global basis. In addition, Broadridge provides business process outsourcing services for its buy- and sell-side clients’ businesses. These services combine Broadridge’s technology with its operations expertise to support the entire trade lifecycle, including securities clearing and settlement, reconciliations, record-keeping, wealth management asset servicing, and custody-related functions.
For capital markets firms, Broadridge provides a set of multi-asset, multi-entity and multi-currency post-trade and trading and connectivity solutions that support processing of securities transactions in equities, options, fixed income securities, foreign exchange, exchange-traded derivatives and mutual funds. Provided on a software as a service (“SaaS”) basis within large user communities, Broadridge’s technology is a global solution, processing clearance and settlement in over 100 countries. Broadridge’s solutions enable global capital markets firms to access market liquidity, drive more effective market making and efficient front-to-back trade processing. With the 2021 acquisition of Itiviti Holding AB (“Itiviti”), which is now doing business as Broadridge Trading and Connectivity Solutions (“BTCS”), Broadridge offers a set of global front-office trade order and execution management systems, connectivity and network offerings.
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
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with SEC requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest, entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on August 12, 2022. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position on September 30, 2022 and June 30, 2022, the results of its operations for the three months ended September 30, 2022 and 2021, its cash flows for the three months ended September 30, 2022 and 2021, and its changes in stockholders’ equity for the three months ended September 30, 2022 and 2021. Certain prior period amounts have been reclassified to conform to the current year presentation where applicable.

Beginning with the first quarter of fiscal year 2023, the Company changed reporting for segment revenues, segment earnings (loss) before income taxes, and segment amortization of acquired intangibles and purchased intellectual property to reflect the impact of actual foreign exchange rates applicable to the individual periods presented. The presentation of these metrics for the prior periods provided in this Form 10-Q has been changed to conform to the current period presentation. Total consolidated revenues and earnings before income taxes were not impacted. Please refer to Note 3, “Revenue Recognition” and Note 16, “Interim Financial Data by Segment.”
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
Revenues in the Investor Communication Solutions segment are derived from both recurring and event-driven activity. In addition, the level of recurring and event-driven activity the Company processes directly impacts distribution revenues. While event-driven activity is highly repeatable, it may not recur on an annual basis. Event-driven revenues are based on the number of special events and corporate transactions the Company processes. Event-driven activity is impacted by financial market conditions and changes in regulatory compliance requirements, resulting in fluctuations in the timing and levels of event-driven revenues. Distribution revenues primarily include revenues related to the physical mailing and distribution of proxy materials, interim communications, transaction reporting, customer communications and fulfillment services, as well as Matrix administrative services.

	Three Months Ended September 30,

	2022	2021
	(in millions)
Investor Communication Solutions
Regulatory	$170.8	$165.4
Data-driven fund solutions	92.5	83.2
Issuer	23.9	20.6
Customer communications	155.9	140.9
Total ICS Recurring revenues	443.1	410.2

Equity and other	29.5	27.6
Mutual funds	33.2	48.8
Total ICS Event-driven revenues	62.7	76.3

Distribution revenues	414.8	367.0

Total ICS Revenues	$920.6	$853.4

Global Technology and Operations
Capital markets	$226.7	$208.6
Wealth and investment management	136.0	130.8
Total GTO Recurring revenues	362.7	339.4

Total Revenues	$1,283.3	$1,192.9

Revenues by Type
Recurring revenues	$805.8	$749.6
Event-driven revenues	62.7	76.3
Distribution revenues	414.8	367.0
Total Revenues	$1,283.3	$1,192.9

Contract Balances
The following table provides information about contract assets and liabilities:

	September 30, 2022	June 30, 2022
	(in millions)
Contract assets	$111.8	$118.5
Contract liabilities	$389.1	$414.3
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
During the three months ended September 30, 2022, contract liabilities decreased due to the timing of client invoices in relation to the timing of revenue recognized. The Company recognized $126.1 million of revenue during the three months ended September 30, 2022 that was included in the contract liability balance as of June 30, 2022.

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
The computation of diluted EPS excluded 0.4 million options to purchase Broadridge common stock for the three months ended September 30, 2022, and 0.3 million options to purchase Broadridge common stock for the three months ended September 30, 2021, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months Ended September 30,
	2022	2021
	(in millions)
Weighted-average shares outstanding:
Basic	117.5	116.2
Common stock equivalents	1.4	2.1
Diluted	118.9	118.3

NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended September 30,
	2022	2021
	(in millions)
Interest expense on borrowings	$(28.0)	$(23.0)
Interest income	1.2	0.3
Interest expense, net	$(26.9)	$(22.6)

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
During the three months ended September 30, 2022, there were no acquisitions.
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
The fair values of the contingent consideration obligations are based on a probability weighted approach derived from the estimates of earn-out criteria and the probability assessment with respect to the likelihood of achieving those criteria. The measurement is based on significant inputs that are not observable in the market; therefore, the Company classifies this liability as Level 3 in the table below.
The following tables set forth the Company’s financial assets and liabilities at September 30, 2022 and June 30, 2022, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.6	$—	$—	$0.6
Other non-current assets:
Securities	121.0	—	—	121.0
Derivative asset	—	156.3	—	156.3
Total assets as of September 30, 2022	$121.6	$156.3	$—	$277.9
Liabilities:
Contingent consideration obligations	—	—	12.9	12.9
Total liabilities as of September 30, 2022	$—	$—	$12.9	$12.9

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.6	$—	$—	$0.6
Other non-current assets:
Securities	118.0	—	—	118.0
Derivative asset	—	101.4	—	101.4
Total assets as of June 30, 2022	$118.7	$101.4	$—	$220.1
Liabilities:
Contingent consideration obligations	—	—	12.9	12.9
Total liabilities as of June 30, 2022	$—	$—	$12.9	$12.9

In addition, the Company has non-marketable securities with a carrying amount of $53.4 million and $53.4 million as of September 30, 2022 and June 30, 2022, respectively, that are classified as Level 2 financial assets and included as part of Other non-current assets on the Condensed Consolidated Balance Sheets.
The following table sets forth an analysis of changes during the three months ended September 30, 2022 and 2021, respectively, in Level 3 financial liabilities of the Company:

	Three Months Ended September 30,
	2022	2021
	(in millions)
Beginning balance	$12.9	$23.2
Net increase in contingent consideration liability	—	1.1
Foreign currency impact on contingent consideration liability	—	(0.5)
Payments	—	(4.9)
Ending balance	$12.9	$19.0
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year.
NOTE 8. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	September 30, 2022	June 30, 2022
	(in millions)
Long-term investments	$222.5	$221.6
ROU assets (a)	214.7	222.8
Contract assets (b)	111.8	118.5
Deferred sales commissions costs	110.6	114.2
Long-term broker fees	41.9	45.1
Deferred data center costs (c)	18.0	19.0
Other (d)	207.0	154.1
Total	$926.5	$895.3
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
(d) Includes $156.3 million and $101.4 million derivative assets at September 30, 2022 and June 30, 2022, respectively, related to the Company’s cross-currency swap derivative contracts. Please refer to Note 14, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.
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
The two main categories of assets comprising Deferred client conversion and start-up costs of $1,359.8 million as of September 30, 2022 consisted of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $1,346.6 million, as well as other start-up costs of $13.2 million. Deferred client conversion and start-up costs of $1,232.3 million as of June 30, 2022 consisted of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $1,224.7 million, as well as other start-up costs of $7.7 million.
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses during the three months ended September 30, 2022 and 2021, were $23.8 million and $23.3 million, respectively.
NOTE 9. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	September 30, 2022	June 30, 2022
	(in millions)
Accounts payable	$167.1	$244.9
Employee compensation and benefits	192.1	348.1
Accrued dividend payable	85.3	75.0
Accrued broker fees	84.0	154.1
Business process outsourcing administration fees	63.0	65.5
Customer deposits	59.9	58.7
Operating lease liabilities	42.1	45.4
Accrued taxes	29.8	40.9
Other	92.7	82.2
Total	$816.0	$1,114.9

NOTE 10. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at September 30, 2022	Carrying value at September 30, 2022	Carrying value at June 30, 2022	Unused Available Capacity	Fair Value at September 30, 2022
			(in millions)
Long-term debt
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$295.0	$295.0	$25.0	$805.0	$295.0
Multicurrency tranche	April 2026	—	—	—	400.0	—
Total Revolving Credit Facility		295.0	295.0	25.0	1,205.0	295.0

Fiscal 2021 Term Loans	May 2024	1,540.0	1,536.3	1,535.8	—	1,540.0

Fiscal 2016 Senior Notes	June 2026	500.0	497.5	497.4	—	468.2
Fiscal 2020 Senior Notes	December 2029	750.0	743.6	743.4	—	624.4
Fiscal 2021 Senior Notes	May 2031	1,000.0	991.8	991.5	—	790.7
Total Senior Notes		2,250.0	2,232.9	2,232.3	—	1,883.3

Total debt		$4,085.0	$4,064.2	$3,793.0	$1,205.0	$3,718.3
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2023	2024	2025	2026	2027	Thereafter	Total
(in millions)	$—	$1,540.0	$—	$795.0	$—	$1,750.0	$4,085.0

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
The weighted-average interest rate on the Revolving Credit Facilities was 3.26% for the three months ended September 30, 2022, and 1.19% for the three months ended September 30, 2021, respectively. The fair value of the variable-rate Fiscal 2021 Revolving Credit Facility borrowings at September 30, 2022 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Under the Fiscal 2021 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Yen, and Swedish Kronor initially bear interest at LIBOR, CDOR, EURIBOR, TIBOR and STIBOR, respectively, plus 1.015% per annum (subject to step-ups to 1.175% and step-downs to 0.805% based on ratings) and revolving loans denominated in Sterling initially bear interest at SONIA plus 1.0476% per annum (subject to step-ups to 1.2076% and step-downs to 0.8376% based on ratings). The Fiscal 2021 Revolving Credit Facility also has an annual facility fee equal to 11.0 basis points on the entire facility (subject to step-ups to 20.0 basis points and step-downs to 7.0 basis points based on ratings). The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2021 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2021 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At September 30, 2022, the Company is in compliance with all covenants of the Fiscal 2021 Revolving Credit Facility.

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

The Company may voluntarily prepay, in whole or in part and without premium or penalty. In the event of receipt of cash proceeds by the Company or its subsidiaries from certain incurrences of indebtedness, certain equity issuances, and certain sales, transfers or other dispositions of assets, the Company will be required to prepay outstanding Loans, subject to certain limitations and qualifications as set forth in the Term Credit Agreement. The Term Credit Agreement is subject to certain covenants, including a leverage ratio. At September 30, 2022, the Company is in compliance with all covenants of the Fiscal 2021 Term Loans.
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of our assets. At September 30, 2022, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at September 30, 2022 and June 30, 2022 was $468.2 million and $484.3 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of our assets. At September 30, 2022, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at September 30, 2022 and June 30, 2022 was $624.4 million and $658.0 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2021 Senior Notes: In May 2021, the Company completed an offering of $1.0 billion in aggregate principal amount of senior notes (the “Fiscal 2021 Senior Notes”). The Fiscal 2021 Senior Notes will mature on May 1, 2031 and bear interest at a rate of 2.60% per annum. Interest on the Fiscal 2021 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Fiscal 2021 Senior Notes were issued at a price of 99.957% (effective yield to maturity of 2.605%). The indenture governing the Fiscal 2021 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of our assets. At September 30, 2022, the Company is in compliance with the covenants of the indenture governing the Fiscal 2021 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2021 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2021 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2021 Senior Notes at September 30, 2022 and June 30, 2022 was $790.7 million and $837.5 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

The Fiscal 2021 Revolving Credit Facility, Fiscal 2021 Term Loans, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of September 30, 2022 and June 30, 2022, respectively, there were no outstanding borrowings under these lines of credit.
NOTE 11. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	September 30, 2022	June 30, 2022
	(in millions)
Operating lease liabilities	$221.7	$227.8
Post-employment retirement obligations	164.4	157.8
Non-current income taxes	46.8	45.9
Acquisition related contingencies	7.3	15.6
Other	30.1	34.4
Total	$470.3	$481.5

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
The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The Broadridge SORP and SERP are nonqualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $52.9 million at September 30, 2022 and $55.6 million at June 30, 2022 and are included in Other non-current assets in the accompanying Condensed Consolidated Balance Sheets. The SORP and the SERP had a total benefit obligation of $57.8 million at September 30, 2022 and $57.0 million at June 30, 2022 and are included in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 12. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended September 30, 2022 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2022	2,706,685	$102.34	750,852	$135.94	210,281	$148.59
Granted	—	—	12,465	169.52	1,418	166.84
Exercise of stock options (a)	(377,749)	76.18	—	—	—	—
Vesting of restricted stock units	—	—	(22,787)	155.88	(2,497)	164.08
Expired/forfeited	—	—	(16,569)	146.45	(3,296)	135.37
Balances at September 30, 2022 (b),(c)	2,328,936	$106.58	723,961	$135.65	205,906	$148.74

(a)Stock options exercised during the period of July 1, 2022 through September 30, 2022 had an aggregate intrinsic value of $37.2 million.
(b)As of September 30, 2022, the Company’s outstanding vested and currently exercisable stock options using the September 30, 2022 closing stock price of $144.32 (approximately 1.4 million shares) had an aggregate intrinsic value of $80.1 million with a weighted-average exercise price of $87.93 and a weighted-average remaining contractual life of 5.1 years. The total of all stock options outstanding as of September 30, 2022 has a weighted-average remaining contractual life of 6.4 years.
(c)As of September 30, 2022, time-based restricted stock units and performance-based restricted stock units expected to vest using the September 30, 2022 closing stock price of $144.32 (approximately 0.7 million and 0.2 million shares, respectively) had an aggregate intrinsic value of $100.3 million and $28.4 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.
The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $15.6 million and $13.6 million, as well as related expected tax benefits of $3.6 million and $3.1 million were recognized for the three months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $11.8 million and $47.6 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.9 years and 1.3 years, respectively.
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
NOTE 13. INCOME TAXES

	Three Months Ended September 30,
	2022	2021
	(in millions)
Provision for income taxes	$5.0	$11.0
Effective tax rate	9.0%	14.1%
Excess tax benefits	$6.7	$4.3

The decrease in the effective tax rate for the three months ended September 30, 2022 was driven by the excess tax benefits related to equity compensation and other discrete tax benefits, relative to pre-tax income compared to the prior year period.

NOTE 14. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Data Center Agreements
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022, but a two-year extension was signed in March 2015, amending the expiration date to June 30, 2024. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. On July 28, 2021, the Company entered into a novation agreement with IBM (the “U.S. Novation Agreement”) pursuant to which IBM novated the Amended IT Services Agreement to Kyndryl, Inc., an entity formed in connection with IBM’s spin-off of its managed infrastructure services business (“Kyndryl”), effective September 1, 2021. Fixed minimum commitments remaining under the Amended IT Services Agreement at September 30, 2022 are $127.0 million through fiscal year 2027, the final year of the Amended IT Services Agreement.
In December 2019, the Company and IBM entered into an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and such transferred employees are expected to continue providing services to the Company on behalf of IBM under the Private Cloud Agreement. Pursuant to the Private Cloud Agreement, the Company agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide to IBM. The transfer of the Hardware and Maintenance Contracts to IBM closed on September 30, 2020 for a selling price of $18.0 million. On July 28, 2021, IBM novated the Private Cloud Agreement to Kyndryl, effective September 1, 2021, pursuant to the U.S. Novation Agreement. Fixed minimum commitments remaining under the Private Cloud Agreement at September 30, 2022 are $166.1 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premises solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. On August 19, 2021, the Company entered into a novation agreement with IBM UK pursuant to which IBM UK novated the EU IT Services Agreement to Kyndryl UK Limited, effective September 1, 2021. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at September 30, 2022 are $15.7 million through fiscal year 2029, the final year of the contract.

Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at September 30, 2022 are $214.9 million through December 31, 2026.
Investments
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $41.2 million as of September 30, 2022, which represents the carrying value of the Company's investment.

In addition, as of September 30, 2022, the Company has a future commitment to fund $0.9 million to one of the Company’s other investees.
Software License Agreements
The Company has incurred the following expenses under software license agreements:

	Three Months Ended September 30,
	2022	2021
	(in millions)
Software License Agreements	$35.6	$30.9
Fixed Operating Lease Cost
The Company has incurred the following fixed operating lease costs:

	Three Months Ended September 30,
	2022	2021
	(in millions)
Fixed Operating Lease Cost	$10.3	$11.3
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
In January 2022, the Company executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of its net investment in its subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At September 30, 2022, the Company’s position on the cross-currency swaps was an asset of $156.3 million, and is recorded as part of Other non-current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. The Company has elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in the Company’s Condensed Consolidated Statements of Earnings.
In May 2021, the Company settled a forward treasury lock agreement that was designated as a cash flow hedge, for a pre-tax loss of $11.0 million, after which the final settlement loss is being amortized into Interest expense, net ratably over the ten year term of the Fiscal 2021 Senior Notes. The expected amount of the existing loss that will be amortized into earnings before income taxes within the next twelve months is approximately $1.1 million.
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

The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect subsidiary, which is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At September 30, 2022, BBPO was in compliance with this net capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires BBPO to maintain a minimum net capital amount. At September 30, 2022, BBPO was in compliance with this net capital requirement.
In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At September 30, 2022, Matrix Trust Company was in compliance with its capital requirements.
NOTE 15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three months ended September 30, 2022, and 2021, respectively:

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2022	$(214.1)	$(4.8)	$(7.4)	$(226.3)
Other comprehensive income/(loss) before reclassifications	(23.1)	—	—	(23.1)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.2	0.2
Balances at September 30, 2022	$(237.2)	$(4.8)	$(7.2)	$(249.2)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2021	$32.9	$(15.4)	$(8.2)	$9.2
Other comprehensive income/(loss) before reclassifications	(70.8)	—	—	(70.8)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.5	0.2	0.7
Balances at September 30, 2021	$(37.9)	$(14.9)	$(8.1)	$(60.9)

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
Segment results:

	Revenues
	Three Months Ended September 30,
	2022	2021
	(in millions)
Investor Communication Solutions	$920.6	$853.4
Global Technology and Operations	362.7	339.4
Total	$1,283.3	$1,192.9

	Earnings (Loss) before Income Taxes
	Three Months Ended September 30,
	2022	2021
	(in millions)
Investor Communication Solutions	$60.0	$82.4
Global Technology and Operations	40.3	18.6
Other	(44.8)	(22.8)
Total	$55.4	$78.2

The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended September 30,
	2022	2021
	(in millions)
Investor Communication Solutions	$15.5	$20.9
Global Technology and Operations	40.4	47.8
Total	$55.9	$68.7

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
In addition, we provide public corporations and mutual funds with a full suite of solutions to help manage their annual meeting process, including a full suite of annual meeting and shareholder engagement solutions such as registered and beneficial proxy materials distribution, proxy processing and tabulation services, digital voting solutions, proxy and shareholder report document management solutions, virtual shareholder meeting services and environmental, social and governance solutions. We also offer disclosure solutions, including annual SEC filing services and capital markets transaction services. We also provide registrar, stock transfer and record-keeping services through our transfer agency services.
We provide omni-channel customer communications solutions, that include print and digital solutions, to modernize technology infrastructures, simplify communications processes, accelerate digital adoption and improve the customer experience. Through one point of integration, the Broadridge Communications CloudSM platform (the “Communications Cloud”) helps companies create, deliver, and manage their communications and customer engagement. The platform includes data-driven composition tools, identity and preference management, omni-channel optimization and digital communication experience, archive and information management, digital and print delivery, and analytics and reporting tools.

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
For capital markets firms, we provide a set of multi-asset, multi-entity and multi-currency post-trade and trading and connectivity solutions that support processing of securities transactions in equities, options, fixed income securities, foreign exchange, exchange-traded derivatives and mutual funds. Provided on a software as a service (“SaaS”) basis within large user communities, our technology is a global solution, processing clearance and settlement in over 100 countries. Our solutions enable global capital markets firms to access market liquidity, drive more effective market making and efficient front-to-back trade processing. With the 2021 acquisition of Itiviti Holding AB (“Itiviti”), which is now doing business as Broadridge Trading and Connectivity Solutions (“BTCS”), we offer a set of global front-office trade order and execution management systems, connectivity and network offerings.
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
We also service the global investment management industry with a range of buy-side technology solutions such as portfolio management, compliance and fee billing and operational support solutions for hedge funds, family offices, alternative asset managers, traditional asset managers and the providers that service this space, including prime brokers, fund administrators and custodians.

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
Beginning with the first quarter of fiscal year 2023, the Company changed reporting for segment revenues, segment earnings (loss) before income taxes, segment amortization of acquired intangibles and purchased intellectual property, and Closed sales to reflect the impact of actual foreign exchange rates applicable to the individual periods presented. The presentation of these metrics for the prior periods provided in this Form 10-Q has been changed to conform to the current period presentation. Total consolidated revenues and earnings before income taxes were not impacted.
The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2022 in the 2022 Annual Report.

Critical Accounting Policies
In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Management continually evaluates the accounting policies and estimates used to prepare the Condensed Consolidated Financial Statements. The estimates, by their nature, are based on judgment, available information, and historical experience and are believed to be reasonable. However, actual amounts and results could differ from these estimates made by management. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. The results of operations reported for the periods presented are not necessarily indicative of the results of operations for subsequent periods. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in the “Critical Accounting Policies” section of Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Annual Report.
KEY PERFORMANCE INDICATORS
Management focuses on a variety of key indicators to plan, measure and evaluate the Company’s business and financial performance. These performance indicators include Revenue and Recurring revenue as well as not generally accepted accounting principles measures (“Non-GAAP”) of Adjusted Operating income, Adjusted Net earnings, Adjusted earnings per share, Free Cash flow, Recurring revenue growth constant currency, and Closed sales. In addition, management focuses on select operating metrics specific to Broadridge of Record Growth and Internal Trade Growth, as defined below.
Refer to the section “Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures” for a reconciliation of Adjusted Operating income, Adjusted Net earnings, Adjusted earnings per share, Free Cash flow and Recurring revenue growth constant currency to the most directly comparable GAAP measures, and an explanation for why these Non-GAAP metrics provide useful information to investors and how management uses these Non-GAAP metrics for operational and financial decision-making. Refer to the section “Results of Operations” for a description of Closed sales and an explanation of why Closed sales is a useful performance metric for management and investors.
Revenues
Revenues are primarily generated from fees for processing and distributing investor communications and fees for technology-enabled services and solutions. The Company monitors revenue in each of our two reportable segments as a key measure of success in addressing our clients’ needs. Revenues from fees are derived from both recurring and event-driven activity. The level of recurring and event-driven activity the Company processes directly impacts distribution revenues. While event-driven activity is highly repeatable, it may not recur on an annual basis. Event-driven revenues are based on the number of special events and corporate transactions the Company processes. Event-driven activity is impacted by financial market conditions and changes in regulatory compliance requirements, resulting in fluctuations in the timing and levels of event-driven revenues. Distribution revenues primarily include revenues related to the physical mailing of proxy materials, interim communications, transaction reporting, customer communications and fulfillment services as well as Matrix administrative services.
Recurring revenue growth represents the Company’s total annual revenue growth, less growth from event-driven and distribution revenues. We distinguish recurring revenue growth between organic and acquired:

•Organic – We define organic revenue as the recurring revenue generated from Net New Business and Internal Growth.
•Acquired – We define acquired revenue as the recurring revenue generated from acquired services in the first twelve months following the date of acquisition. This type of growth comes as a result of our strategy to purchase, integrate, and leverage the value of assets we acquire.

Revenues and Recurring revenue are useful metrics for investors in understanding how management measures and evaluates the Company’s ongoing operational performance. See “Results of Operations” as well as Note 3, “Revenue Recognition” to our Condensed Consolidated Financial Statements in this Form 10-Q.

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
The key performance indicators for the three months ended September 30, 2022, and 2021, are as follows:

	Select Operating Metrics

	Three Months Ended September 30,
	2022	2021

Record Growth
Equity proxy	9%	39%
Mutual fund interims	11%	9%

Internal Trade Growth	6%	2%

Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
“Internal Growth” is a component of recurring revenue and generally reflects year over year changes in existing services to our existing customers’ multi-year contracts beyond the initial twelve month period in which it was included in Net New Business.
“Recurring revenue growth constant currency” refers to our Recurring revenue growth presented on a constant currency basis to exclude the impact of foreign currency exchange fluctuations.
The following definitions describe the Company’s Revenues:
Revenues in the Investor Communication Solutions segment are derived from both recurring and event-driven activity, in addition to distribution revenues. The level of recurring and event-driven activity we process directly impacts distribution revenues. While event-driven activity is highly repeatable, it may not recur on an annual basis. The types of services we provide that comprise event-driven activity are:
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
Event-driven revenues are based on the number of special events and corporate transactions we process. Event-driven activity is impacted by financial market conditions and changes in regulatory compliance requirements, resulting in fluctuations in the timing and levels of event-driven revenues. As such, the timing and level of event-driven activity and its potential impact on revenues and earnings are difficult to forecast.
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the three months ended September 30, 2022, mutual fund proxy revenues were 42% lower compared to the three months ended September 30, 2021. During fiscal year 2022, mutual fund proxy revenues were 57% greater than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
Closed sales represent an estimate of the expected annual recurring revenue for new client contracts that were signed by Broadridge in the current reporting period. Closed sales does not include event-driven or distribution activity. We consider contract terms, expected client volumes or activity, knowledge of the marketplace and experience with our clients, among other factors, when determining the estimate. Management uses Closed sales to measure the effectiveness of our sales and marketing programs, as an indicator of expected future revenues and as a performance metric in determining incentive compensation.
Closed sales is not a measure of financial performance under GAAP, and should not be considered in isolation or as a substitute for revenue or other income statement data prepared in accordance with GAAP. Closed sales is a useful metric for investors in understanding how management measures and evaluates our ongoing operational performance.

The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For the three months ended September 30, 2022 and for the fiscal year ended June 30, 2022, we reported Closed sales net of a 5.0% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
Closed sales for the three months ended September 30, 2022 were $29.0 million, a decrease of $0.7 million or 2%, compared to $29.7 million for the three months ended September 30, 2021. Closed sales for the three months ended September 30, 2022 and September 30, 2021 are net of an allowance adjustment of $1.5 million and $1.6 million, respectively.
Recent Developments
New SEC Rule on Tailored Shareholder Reports
On October 26, 2022, the SEC adopted a rule modifying mutual fund and exchange-traded fund investor communications. The SEC rule requires that shorter summary documents, referred to as tailored shareholder reports, be distributed in lieu of long-form annual and semi-annual fund reports, as well as the notice of the availability of such reports, which the SEC had permitted under Rule 30e-3. The SEC is providing an 18-month transition period for mutual funds and exchange-traded funds to implement the new rule. We are reviewing the full impact of the new rule, however we currently estimate a reduction in our annual Recurring revenues of approximately $30 million phasing in over fiscal years 2025 and 2026, assuming no offset from new services. See the risk factor titled “Our clients are subject to complex laws and regulations, and new laws or regulations and/or changes to existing laws or regulations could impact our clients and, in turn, adversely impact our business or may reduce our profitability.” in Part I, Item 1A. “Risk Factors” in the 2022 Annual Report.
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
In fiscal year 2023 to date, there has not been a material impact as a result of Covid-19 on our consolidated revenues and pre-tax income. In addition, all of our production-related facilities remain operational and are continuing to provide ongoing services to our clients. Further, we have not experienced any significant supply-chain issues as our critical vendors have also remained operational and continue to meet their on-going service level requirements. We continue to engage with our clients to assist with their service demands, including our clients’ needs for any supplemental operational services and/or changes to existing service requirements in response to the Covid-19 pandemic. See the risk factor titled “The Covid-19 pandemic may negatively impact our business, results of operations and financial performance” in Part I, Item 1A “Risk Factors” in the 2022 Annual Report.
Conflict in Ukraine
We are monitoring the events related to Russia’s invasion of Ukraine and have been actively managing any exposure we may have through a cross-functional taskforce that includes members of our senior management. We have historically had a limited presence in Russia, and we have no presence in Ukraine. We do not store any client data in Russia. Prior to the conflict, we had approximately 280 associates in St. Petersburg, Russia who provide software development and support services for several of our GTO products, less than 2% of our total associates. We have historically provided services to a very small number of Russian entities and subsidiaries of Russian entities. The revenues from those services represented less than 0.1% of our total revenues in fiscal year 2022 and our outstanding accounts receivable from these entities is de minimis. We are in the process of terminating and winding down these relationships and closing our operations in Russia. We are monitoring and believe we are in compliance with all global sanctions arising out of Russia’s invasion of Ukraine. We are taking steps to move the services provided in Russia to other locations in Europe and Asia. We have taken actions to enhance our information security defenses in response to the Ukraine conflict. We do not expect the Ukraine conflict and the actions we are taking in response to have a material impact on our core operations or financial results.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended September 30, 2022 and 2021, and the dollar and percentage changes between periods:

	Three Months Ended September 30,
			Change
	2022	2021	$	%
	(in millions, except per share amounts)
Revenues	$1,283.3	$1,192.9	$90.4	8
Cost of revenues	990.4	914.1	76.3	8
Selling, general and administrative expenses	205.3	175.5	29.8	17
Total operating expenses	1,195.7	1,089.6	106.1	10

Operating income	87.5	103.3	(15.7)	(15)
Margin	6.8%	8.7%
Interest expense, net	(26.9)	(22.6)	(4.2)	19
Other non-operating expense, net	(5.2)	(2.4)	(2.8)	117
Earnings before income taxes	55.4	78.2	(22.8)	(29)
Provision for income taxes	5.0	11.0	(6.0)	(55)
Effective tax rate	9.0%	14.1%
Net earnings	$50.4	$67.2	$(16.8)	(25)
Basic earnings per share	$0.43	$0.58	$(0.15)	(26)
Diluted earnings per share	$0.42	$0.57	$(0.15)	(26)

Weighted-average shares outstanding:
Basic	117.5	116.2
Diluted	118.9	118.3

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended September 30, 2022 and 2021, and the dollar and percentage changes between periods:

	Three Months Ended September 30,
			Change
	2022	2021	$	%
	($ in millions)
Recurring revenues	$805.8	$749.6	$56.2	7
Event-driven revenues	62.7	76.3	(13.6)	(18)
Distribution revenues	414.8	367.0	47.8	13
Total	$1,283.3	$1,192.9	$90.4	8

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	5pts	5pts	0pts	-2pts	7%
Revenues increased $90.4 million, or 8%, to $1,283.3 million from $1,192.9 million.
•Recurring revenues increased $56.2 million. Organic growth of 9% was driven by 5pts of Net New Business and 5pts of Internal Growth. The growth in Net New Business contributed to growth in both ICS and GTO Recurring revenues. Internal Growth was driven primarily by growth within our GTO business. Recurring revenue growth constant currency (Non-GAAP) was 9% as changes in foreign currency reduced Recurring revenue growth by 2pts.
•Event-driven revenues decreased $13.6 million, or 18%, primarily due to the decrease in volume of mutual fund proxy communications.
•Distribution revenues increased $47.8 million primarily driven by the impact of current year postage rate increase of approximately $38.3 million, as well as an increase from higher volumes of mailings in our Customer Communications business.
Total operating expenses. Operating expenses increased $106.1 million, or 10%, to $1,195.7 million from $1,089.6 million as a result of an increase in both cost of revenues and selling, general and administrative expenses:
•Cost of revenues - The increase of $76.3 million in cost of revenues primarily reflects the impact of higher postage and distribution expenses in our Investor Communications Solutions segment of $53.0 million.
•Selling, general and administrative expenses - The increase of $29.8 million in selling, general, and administrative expenses primarily reflects higher compensation expenses of $19.0 million, and higher technology related expenses of $5.9 million.
Interest expense, net. Interest expense, net was $26.9 million, an increase of $4.2 million, from $22.6 million for the three months ended September 30, 2021. The increase of $4.2 million was primarily due to an increase in interest expense from higher borrowing costs, partially offset by savings from the Company’s cross-currency swap transaction.
Other non-operating expense, net. Other non-operating expense, net for the three months ended September 30, 2022 was $5.2 million, compared to other non-operating expense, net of $2.4 million for the three months ended September 30, 2021. The increased expense of $2.8 million was primarily due to higher losses on investments associated with our retirement plans compared to the prior year period.
Provision for income taxes.
•Effective tax rate for the three months ended September 30, 2022: 9.0%
•Effective tax rate for the three months ended September 30, 2021: 14.1%
The decrease in the effective tax rate for the three months ended September 30, 2022 was driven by the excess tax benefits related to equity compensation and other discrete tax benefits, relative to pre-tax income compared to the prior year period.

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
Revenues

	Three Months Ended September 30,
			Change
	2022	2021	$	%
	($ in millions)
Investor Communication Solutions	$920.6	$853.4	$67.1	8
Global Technology and Operations	362.7	339.4	23.3	7
Total	$1,283.3	$1,192.9	$90.4	8
Earnings Before Income Taxes

	Three Months Ended September 30,
			Change
	2022	2021	$	%
	($ in millions)
Investor Communication Solutions	$60.0	$82.4	$(22.5)	(27)
Global Technology and Operations	40.3	18.6	21.7	117
Other	(44.8)	(22.8)	(22.1)	96
Total	$55.4	$78.2	$(22.8)	(29)
The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended September 30,
			Change
	2022	2021	$	%
	($ in millions)
Investor Communication Solutions	$15.5	$20.9	$(5.4)	(26)
Global Technology and Operations	40.4	47.8	(7.5)	(15)
Total	$55.9	$68.7	$(12.8)	(19)

Investor Communication Solutions
Revenues for the three months ended September 30, 2022 increased $67.1 million to $920.6 million from $853.4 million, and earnings before income taxes decreased $22.5 million to $60.0 million from $82.4 million.

	Three Months Ended September 30,
			Change
	2022	2021	$	%
	($ in millions)
Revenues
Recurring revenues	$443.1	$410.2	$33.0	8
Event-driven revenues	62.7	76.3	(13.6)	(18)
Distribution revenues	414.8	367.0	47.8	13
Total	$920.6	$853.4	$67.1	8

Earnings Before Income Taxes
Earnings before income taxes	$60.0	$82.4	$(22.5)	(27)
Pre-tax Margin	6.5%	9.7%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	6pts	3pts	0pts	-1pt	8%
For the three months ended September 30, 2022:
•Recurring revenues grew 8%. Organic growth contributed 9pts of growth from a combination of new sales and Internal Growth. Recurring revenue growth constant currency (Non-GAAP) was 9% as changes in foreign currency reduced Recurring revenue growth by 1pt.
•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Regulatory rose 3% and 4%, respectively, driven by higher volumes of mutual fund interims from mutual fund interims record growth of 11%. Higher Equity proxy record growth of 9% was offset by the timing of proxy distributions in the quarter;
◦Data-driven fund solutions rose 11% and 13%, respectively, driven by growth in our mutual fund trade processing business and continued growth in our data and analytics solutions;
◦Issuer rose 16% and 16%, respectively, driven by our disclosure solutions products; and
◦Customer communications rose 11% and 11%, respectively, driven by higher print and digital communications.
•Event-driven revenues decreased $13.6 million, or 18%, primarily due to the decrease in volume of mutual fund proxy communications.
•Distribution revenues increased $47.8 million primarily driven by the impact of current year postage rate increase of approximately $38.3 million, as well as an increase from higher volumes of mailings in our Customer communications business.
•Earnings declined by $22.5 million, or 27% to $60.0 million as segment operating expenses rose 12%, or $89.6 million, to $860.6 million. The earnings benefit from higher recurring revenue was offset by lower event-driven revenue, higher postage and distribution expenses, and increased costs from prior year investments. Amortization expense from acquired intangibles decreased by $5.4 million to $15.5 million in the first quarter of fiscal year 2023 from $20.9 million in the prior period. Pre-tax margins decreased by 3.2 percentage points to 6.5% from 9.7%.

Global Technology and Operations
Revenues for the three months ended September 30, 2022 increased $23.3 million to $362.7 million from $339.4 million, and earnings before income taxes increased $21.7 million to $40.3 million from $18.6 million.

	Three Months Ended September 30,
			Change
	2022	2021	$	%
	($ in millions)
Revenues
Recurring revenues	$362.7	$339.4	$23.3	7

Earnings Before Income Taxes
Earnings before income taxes	$40.3	$18.6	$21.7	117
Pre-tax Margin	11.1%	5.5%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	7pts	0pts	-4pts	7%

For the three months ended September 30, 2022:
•Recurring revenues increased $23.3 million, or 7%, to $362.7 million. The increase was attributable to 10pts of organic growth driven by a combination of Internal Growth and new sales. Recurring revenue growth constant currency (Non-GAAP) was 10% as changes in foreign currency reduced Recurring revenue growth by 4pts.
• By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Capital markets rose 9% and 14%, respectively, driven by higher BTCS revenues, new sales, and higher trading volumes; and
◦Wealth and Investment management rose 4% and 5%, respectively, driven primarily by revenue from new sales.
•The earnings increase of $21.7 million was driven primarily by the $23.3 million growth in Recurring revenues compared to the prior year period. Pre-tax margins increased by 5.6 percentage points to 11.1% from 5.5%. Amortization expense from acquired intangibles decreased by $7.5 million to $40.4 million in the first quarter of fiscal year 2023 from $47.8 million in the prior year period due to a combination of the impact of foreign exchange and the run-off of older acquisitions.
Other
Loss before income taxes was $44.8 million for the three months ended September 30, 2022, an increase of $22.1 million compared to $22.8 million for the three months ended September 30, 2021.
•The increased loss before income taxes was primarily due to $8.5 million of higher general and administrative expenses, $7.6 million in higher net interest expense and investment losses, and $2.6 million in Russia-Related Exit Costs.
Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures
The Company’s results in this Quarterly Report on Form 10-Q are presented in accordance with U.S. GAAP except where otherwise noted. In certain circumstances, Non-GAAP results have been presented. These Non-GAAP measures are Adjusted Operating income, Adjusted Operating income margin, Adjusted Net earnings, Adjusted earnings per share, Free cash flow and Recurring revenue growth constant currency. These Non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results.

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
Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Earnings and Adjusted Earnings Per Share
These Non-GAAP measures are adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items, the exclusion of which management believes provides insight regarding our ongoing operating performance. Depending on the period presented, these adjusted measures exclude the impact of certain of the following items: (i) Amortization of Acquired Intangibles and Purchased Intellectual Property, (ii) Acquisition and Integration Costs, (iii) Real Estate Realignment and Covid-19 Related Expenses, and (iv) Russia-Related Exit Costs. Amortization of Acquired Intangibles and Purchased Intellectual Property represents non-cash amortization expenses associated with the Company’s acquisition activities. Acquisition and Integration Costs represent certain transaction and integration costs associated with the Company’s acquisition activities. Real Estate Realignment and Covid-19 Related Expenses are comprised of two major components: Real Estate Realignment Expenses, and Covid-19 Related Expenses. Real Estate Realignment Expenses are expenses associated with the exit of certain of the Company’s leased facilities in response to the Covid-19 pandemic, which consist of the impairment of certain right of use assets, leasehold improvements and equipment, as well as other related facility exit expenses directly resulting from, and attributable to, the exit of these leased facilities. Covid-19 Related Expenses are direct and incremental expenses incurred by the Company to protect the health and safety of Broadridge associates during the Covid-19 outbreak, including expenses associated with monitoring the temperatures for associates entering our facilities, enhancing the safety of our office environment in preparation for workers to return to Company facilities on a more regular basis, ensuring proper social distancing in our production facilities, personal protective equipment, enhanced cleaning measures in our facilities, and other safety related expenses. Russia-Related Exit Costs are direct and incremental costs associated with the Company’s wind down of business activities in Russia in response to Russia’s invasion of Ukraine, including relocation-related expenses of impacted associates.
We exclude Acquisition and Integration Costs, Real Estate Realignment and Covid-19 Related Expenses, and Russia-Related Exit Costs from our Adjusted Operating income (as applicable) and other adjusted earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and enhances comparability across fiscal reporting periods, as these items are not reflective of our underlying operations or performance. We also exclude the impact of Amortization of Acquired Intangibles and Purchased Intellectual Property, as these non-cash amounts are significantly impacted by the timing and size of individual acquisitions and do not factor into the Company's capital allocation decisions, management compensation metrics or multi-year objectives. Furthermore, management believes that this adjustment enables better comparison of our results as Amortization of Acquired Intangibles and Purchased Intellectual Property will not recur in future periods once such intangible assets have been fully amortized. Although we exclude Amortization of Acquired Intangibles and Purchased Intellectual Property from our adjusted earnings measures, our management believes that it is important for investors to understand that these intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets.
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
Recurring revenue growth constant currency
As a multi-national company, we are subject to variability of our reported U.S. dollar results due to changes in foreign currency exchange rates. The exclusion of the impact of foreign currency exchange fluctuations from our Recurring revenue growth, or what we refer to as amounts expressed “on a constant currency basis,” is a Non-GAAP measure. We believe that excluding the impact of foreign currency exchange fluctuations from our Recurring revenue growth provides additional information that enables enhanced comparison to prior periods.

Changes in Recurring revenue growth expressed on a constant currency basis are presented excluding the impact of foreign currency exchange fluctuations. To present this information, current period results for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average exchange rates in effect during the corresponding period of the comparative year, rather than at the actual average exchange rates in effect during the current fiscal year.

Reconciliation of Non-GAAP measures to the most directly comparable GAAP measures (unaudited)

	Three Months Ended September 30,
	2022	2021
	(in millions)
Operating income (GAAP)	$87.5	$103.3
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	55.9	68.7
Acquisition and Integration Costs	4.1	2.9
Real Estate Realignment and Covid-19 Related Expenses (a)	—	1.8
Russia-Related Exit Costs	2.6	—
Adjusted Operating income (Non-GAAP)	$150.1	$176.7
Operating income margin (GAAP)	6.8%	8.7%
Adjusted Operating income margin (Non-GAAP)	11.7%	14.8%

	Three Months Ended September 30,
	2022	2021
	(in millions)
Net earnings (GAAP)	$50.4	$67.2
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	55.9	68.7
Acquisition and Integration Costs	4.1	2.9
Real Estate Realignment and Covid-19 Related Expenses (a)	—	1.8
Russia-Related Exit Costs	2.6	—
Subtotal of adjustments	62.5	73.4
Tax impact of adjustments (c)	(13.2)	(14.4)
Adjusted Net earnings (Non-GAAP)	$99.7	$126.3

	Three Months Ended September 30,
	2022	2021
Diluted earnings per share (GAAP)	$0.42	$0.57
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.47	0.58
Acquisition and Integration Costs	0.03	0.02
Real Estate Realignment and Covid-19 Related Expenses (b)	—	0.02
Russia-Related Exit Costs	0.02	—
Subtotal of adjustments	0.53	0.62
Tax impact of adjustments (c)	(0.11)	(0.12)
Adjusted earnings per share (Non-GAAP)	$0.84	$1.07

(a) Real Estate Realignment and Covid-19 Related Expenses were ($0.1 million) and $1.9 million, respectively, for the three months ended September 30, 2021.
(b) Real Estate Realignment Expenses impacted Adjusted earnings per share by $0.00 for the three months ended September 30, 2021. Covid-19 Related Expenses impacted Adjusted earnings per share by $0.02 for the three months ended September 30, 2021.
(c) Calculated using the GAAP effective tax rate, adjusted to exclude $6.7 million and $4.3 million of excess tax benefits associated with stock-based compensation for the three months ended September 30, 2022 and 2021, respectively. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Three Months Ended September 30,
	2022	2021
	(in millions)
Net cash flows used in operating activities (GAAP)	$(204.5)	$(135.4)
Capital expenditures and Software purchases and capitalized internal use software	(13.6)	(15.9)
Free cash flow (Non-GAAP)	$(218.1)	$(151.4)

	Three Months Ended September 30, 2022

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	3%	11%	16%	11%	8%
Impact of foreign currency exchange	—%	2%	—%	—%	1%
Recurring revenue growth constant currency (Non-GAAP)	4%	13%	16%	11%	9%

	Three Months Ended September 30, 2022

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	9%	4%	7%
Impact of foreign currency exchange	5%	2%	4%
Recurring revenue growth constant currency (Non-GAAP)	14%	5%	10%

Three Months Ended September 30, 2022

Consolidated	Total
Recurring revenue growth (GAAP)	7%
Impact of foreign currency exchange	2%
Recurring revenue growth constant currency (Non-GAAP)	9%

Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	September 30, 2022	June 30, 2022
	(in millions)
Cash and cash equivalents:
Domestic cash	$34.3	$43.4
Cash held by foreign subsidiaries	114.0	114.3
Cash held by regulated entities	78.7	67.0
Total cash and cash equivalents	$227.1	$224.7

At September 30, 2022, Cash and cash equivalents were $227.1 million and Total stockholders’ equity was $1,903.7 million. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
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
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at September 30, 2022	Carrying value at September 30, 2022	Carrying value at June 30, 2022	Unused Available Capacity	Fair Value at September 30, 2022
			(in millions)
Long-term debt
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$295.0	$295.0	$25.0	$805.0	$295.0
Multicurrency tranche	April 2026	—	—	—	400.0	—
Total Revolving Credit Facility		295.0	295.0	25.0	1,205.0	295.0

Fiscal 2021 Term Loans	May 2024	1,540.0	1,536.3	1,535.8	—	1,540.0

Fiscal 2016 Senior Notes	June 2026	500.0	497.5	497.4	—	468.2
Fiscal 2020 Senior Notes	December 2029	750.0	743.6	743.4	—	624.4
Fiscal 2021 Senior Notes	May 2031	1,000.0	991.8	991.5	—	790.7
Total Senior Notes		2,250.0	2,232.9	2,232.3	—	1,883.3

Total debt		$4,085.0	$4,064.2	$3,793.0	$1,205.0	$3,718.3
Future principal payments on our outstanding debt are as follows:

Years ending June 30,	2023	2024	2025	2026	2027	Thereafter	Total
(In millions)	$—	$1,540.0	$—	$795.0	$—	$1,750.0	$4,085.0
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

Cash Flows

	Three Months Ended September 30,
			Change
	2022	2021	$
	(in millions)
Net cash flows used in operating activities	$(204.5)	$(135.4)	$(69.1)
Net cash flows used in investing activities	(13.6)	(36.4)	22.8
Net cash flows provided by financing activities	222.8	217.0	5.7
Effect of exchange rate changes on Cash and cash equivalents	(2.3)	(3.1)	0.8
Net change in Cash and cash equivalents	$2.4	$42.2	$(39.8)

Free cash flow:
Net cash flows used in operating activities (GAAP)	$(204.5)	$(135.4)	$(69.1)
Capital expenditures and Software purchases and capitalized internal use software	(13.6)	(15.9)	2.4
Free cash flow (Non-GAAP)	$(218.1)	$(151.4)	$(66.7)
The increase in cash used in operating activities of $69.1 million in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to increased scaling of client-related platform implementation and development as well as lower net earnings and non-cash add-backs including lower amortization of acquired intangibles and purchased intellectual property, as compared to the prior year period.
The decrease in cash used in investing activities of $22.8 million in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily reflects higher acquisition activity in the prior year.
The increase in cash provided by financing activities of $5.7 million in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily reflects higher proceeds from the exercise of stock options compared to the prior year period, partially offset by lower net debt proceeds.
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

Contractual Obligations
Data Center Agreements
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. On July 28, 2021, the Company entered into a novation agreement with IBM (the “U.S. Novation Agreement”) pursuant to which IBM novated the Amended IT Services Agreement to Kyndryl, Inc., an entity formed in connection with IBM’s spin-off of its managed infrastructure services business (“Kyndryl”), effective September 1, 2021. Fixed minimum commitments remaining under the Amended IT Services Agreement at September 30, 2022 are $127.0 million through fiscal year 2027, the final year of the Amended IT Services Agreement.
In December 2019, the Company and IBM entered into an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and that such transferred employees are expected to continue providing services to the Company on behalf of IBM under the Private Cloud Agreement. Pursuant to the Private Cloud Agreement, the Company agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide to IBM. The transfer of the Hardware and Maintenance Contracts to IBM closed on September 30, 2020 for a selling price of $18.0 million. On July 28, 2021, IBM novated the Private Cloud Agreement to Kyndryl, effective September 1, 2021, pursuant to the U.S. Novation Agreement. Fixed minimum commitments remaining under the Private Cloud Agreement at September 30, 2022 are $166.1 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premises solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. On August 19, 2021, the Company entered into a novation agreement with IBM UK pursuant to which IBM UK novated the EU IT Services Agreement to Kyndryl UK Limited, effective September 1, 2021. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at September 30, 2022 are $15.7 million through fiscal year 2029, the final year of the contract.
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at September 30, 2022 are $214.9 million through December 31, 2026.
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $41.2 million as of September 30, 2022, which represents the carrying value of the Company's investments.
In addition, as of September 30, 2022, the Company has a future commitment to fund $0.9 million to one of the Company’s other investees.

Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at September 30, 2022.
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
In January 2022, we executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of our net investment in our subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of our U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At September 30, 2022, our position on the cross-currency swaps was an asset of $156.3 million, and is recorded as part of Other non-current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. We have elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in our Condensed Consolidated Statements of Earnings.
In May 2021, we settled a forward treasury lock agreement that was designated as a cash flow hedge, for a pre-tax loss of $11.0 million, after which the final settlement loss is being amortized into Interest expense, net ratably over the ten year term of the Fiscal 2021 Senior Notes. The expected amount of the existing loss that will be amortized into earnings before income taxes within the next twelve months is approximately $1.1 million.
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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures about market risk previously disclosed in Item 7A of our 2022 Annual Report.
Item 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. The Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2022 were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A. to Part I in our 2022 Annual Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2022 Annual Report.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our first fiscal quarter ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2022 - July 31, 2022	—	$—	—	9,586,545
August 1, 2022 - August 31, 2022	8,710	179.25	—	9,586,545
September 1, 2022 - September 30, 2022	2,921	171.71	—	9,586,545
Total	11,631	$177.35	—
_____________
(1)Represents shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2)During the fiscal quarter ended September 30, 2022, the Company did not repurchase shares of common stock under its share repurchase program. At September 30, 2022, the Company had 9.6 million shares available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2022 and 2021, (ii) condensed consolidated statements of comprehensive income for the three months ended September 30, 2022 and 2021, (iii) condensed consolidated balance sheets as of September 30, 2022 and June 30, 2022, (iv) condensed consolidated statements of cash flows for the three months ended September 30, 2022 and 2021, (v) condensed consolidated statements of stockholders’ equity for the three months ended September 30, 2022 and 2021, and (vi) the notes to the condensed consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: November 2, 2022	By:	/s/ Edmund L. Reese
Edmund L. Reese
Corporate Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)