Form 10-Q
period 2022-12-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2023-02-02
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of January 27, 2023, was 117,693,016 shares.

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

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended December 31,		Six Months Ended December 31,
		2022	2021	2022	2021
Revenues	(Note 3)	$1,292.9	$1,259.6	$2,576.2	$2,452.5
Operating expenses:
Cost of revenues		988.2	978.4	1,978.7	1,892.5
Selling, general and administrative expenses		196.8	212.3	402.1	387.8
Total operating expenses		1,185.0	1,190.7	2,380.8	2,280.3
Operating income		107.9	68.9	195.4	172.1
Interest expense, net	(Note 5)	(34.1)	(21.4)	(61.0)	(44.0)
Other non-operating income (expenses), net		(1.9)	4.4	(7.1)	2.0
Earnings before income taxes		71.9	51.9	127.3	130.1
Provision for income taxes	(Note 13)	14.4	4.7	19.3	15.7
Net earnings		$57.5	$47.2	$108.0	$114.4

Basic earnings per share		$0.49	$0.40	$0.92	$0.98
Diluted earnings per share		$0.48	$0.40	$0.91	$0.97

Weighted-average shares outstanding:
Basic	(Note 4)	117.7	116.6	117.6	116.4
Diluted	(Note 4)	118.9	118.7	118.9	118.5

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net earnings	$57.5	$47.2	$108.0	$114.4
Other comprehensive (loss) income, net:
Foreign currency translation adjustments	(112.0)	(31.8)	(135.1)	(102.6)
Pension and post-retirement liability adjustment, net of taxes of $— and $(0.2) for the three months ended December 31, 2022 and 2021, respectively; and $— and $(0.3) for the six months ended December 31, 2022 and 2021, respectively	—	0.5	—	1.0
Cash flow hedge amortization, net of taxes of $(0.1) and $(0.1) for the three months ended December 31, 2022 and 2021, respectively; and $(0.1) and $(0.1) for the six months ended December 31, 2022 and 2021, respectively	0.2	0.2	0.4	0.4
Total other comprehensive (loss), net	(111.8)	(31.0)	(134.6)	(101.1)
Comprehensive (loss) income	$(54.3)	$16.2	$(26.7)	$13.3

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		December 31, 2022	June 30, 2022
Assets
Current assets:
Cash and cash equivalents		$280.0	$224.7
Accounts receivable, net of allowance for doubtful accounts of $5.9 and $6.8, respectively		860.2	946.9
Other current assets		142.5	156.8
Total current assets		1,282.7	1,328.4
Property, plant and equipment, net		143.3	150.9
Goodwill		3,388.2	3,484.9
Intangible assets, net		931.2	1,077.1
Deferred client conversion and start-up costs		1,437.9	1,232.3
Other non-current assets	(Note 8)	867.9	895.3
Total assets		$8,051.3	$8,168.8
Liabilities and Stockholders’ Equity
Current liabilities:
Payables and accrued expenses	(Note 9)	$824.2	$1,114.9
Contract liabilities		194.7	198.5
Total current liabilities		1,018.9	1,313.4
Long-term debt	(Note 10)	4,105.4	3,793.0
Deferred taxes		404.4	446.1
Contract liabilities		261.1	215.8
Other non-current liabilities	(Note 11)	474.8	481.5
Total liabilities		6,264.7	6,249.8
Commitments and contingencies	(Note 14)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 117.7 and 117.3 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,401.9	1,344.7
Retained earnings		2,761.3	2,824.0
Treasury stock, at cost: 36.8 and 37.2 shares, respectively		(2,017.2)	(2,024.8)
Accumulated other comprehensive income (loss)	(Note 15)	(361.0)	(226.3)
Total stockholders’ equity		1,786.6	1,919.1
Total liabilities and stockholders’ equity		$8,051.3	$8,168.8

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended December 31,
	2022	2021
Cash Flows From Operating Activities
Net earnings	$108.0	$114.4
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization	42.5	41.1
Amortization of acquired intangibles and purchased intellectual property	109.5	131.2
Amortization of other assets	64.1	66.3
Write-down of long-lived asset and related charges	0.5	8.1
Stock-based compensation expense	36.5	36.2
Deferred income taxes	(35.3)	16.4
Other	(3.7)	(19.3)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Decrease in Accounts receivable, net	110.9	49.2
(Increase) decrease in Other current assets	13.2	(32.5)
Decrease in Payables and accrued expenses	(307.4)	(236.5)
Increase in Contract liabilities	2.0	28.3
Non-current assets and liabilities:
Increase in Other non-current assets	(291.8)	(321.5)
Increase in Other non-current liabilities	69.4	24.0
Net cash flows used in operating activities	(81.4)	(94.6)
Cash Flows From Investing Activities
Capital expenditures	(15.9)	(11.3)
Software purchases and capitalized internal use software	(17.2)	(17.9)
Acquisitions, net of cash acquired	—	(13.3)
Other investing activities	(2.0)	(11.4)
Net cash flows used in investing activities	(35.1)	(53.9)
Cash Flows From Financing Activities
Debt proceeds	580.0	480.0
Debt repayments	(270.0)	(211.0)
Dividends paid	(160.3)	(141.2)
Purchases of Treasury stock	(2.5)	(1.7)
Proceeds from exercise of stock options	32.2	40.5
Other financing activities	(2.5)	(7.5)
Net cash flows provided by financing activities	176.9	159.2
Effect of exchange rate changes on Cash and cash equivalents	(5.0)	(4.1)
Net change in Cash and cash equivalents	55.3	6.6
Cash and cash equivalents, beginning of period	224.7	274.5
Cash and cash equivalents, end of period	$280.0	$281.2
Supplemental disclosure of cash flow information:
Cash payments made for interest	$59.7	$41.1
Cash payments made for income taxes, net of refunds	$47.6	$57.3
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$1.5	$16.9

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, September 30, 2022	154.5	$1.6	$1,379.8	$2,789.1	$(2,017.7)	$(249.2)	$1,903.7
Comprehensive income (loss)	—	—	—	57.5	—	(111.8)	(54.3)
Stock option exercises	—	—	2.2	—	—	—	2.2
Stock-based compensation	—	—	20.8	—	—	—	20.8
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(0.4)	—	(0.4)
Treasury stock reissued (less than 0.1 shares)	—	—	(0.9)	—	0.9	—	—
Common stock dividends ($0.725 per share)	—	—	—	(85.3)	—	—	(85.3)
Balances, December 31, 2022	154.5	$1.6	$1,401.9	$2,761.3	$(2,017.2)	$(361.0)	$1,786.6

	Six Months Ended December 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2022	154.5	$1.6	$1,344.7	$2,824.0	$(2,024.8)	$(226.3)	$1,919.1
Comprehensive income (loss)	—	—	—	108.0	—	(134.6)	(26.7)
Stock option exercises	—	—	31.0	—	—	—	31.0
Stock-based compensation	—	—	36.3	—	—	—	36.3
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(2.5)	—	(2.5)
Treasury stock reissued (0.4 shares)	—	—	(10.1)	—	10.1	—	—
Common stock dividends ($1.45 per share)	—	—	—	(170.6)	—	—	(170.6)
Balances, December 31, 2022	154.5	$1.6	$1,401.9	$2,761.3	$(2,017.2)	$(361.0)	$1,786.6

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

	Three Months Ended December 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, September 30, 2021	154.5	$1.6	$1,263.6	$2,576.6	$(2,027.0)	$(60.9)	$1,753.8
Comprehensive income (loss)	—	—	—	47.2	—	(31.0)	16.2
Stock option exercises	—	—	31.9	—	—	—	31.9
Stock-based compensation	—	—	22.5	—	—	—	22.5
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(1.7)	—	(1.7)
Treasury stock reissued (0.4 shares)	—	—	(10.3)	—	10.3	—	—
Common stock dividends ($0.64 per share)	—	—	—	(74.7)	—	—	(74.7)
Balances, December 31, 2021	154.5	$1.6	$1,307.7	$2,549.1	$(2,018.4)	$(91.9)	$1,748.1

	Six Months Ended December 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2021	154.5	$1.6	$1,245.5	$2,583.8	$(2,030.9)	$9.2	$1,809.1
Comprehensive income (loss)	—	—	—	114.4	—	(101.1)	13.3
Stock option exercises	—	—	40.6	—	—	—	40.6
Stock-based compensation	—	—	35.8	—	—	—	35.8
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(1.7)	—	(1.7)
Treasury stock reissued (0.6 shares)	—	—	(14.2)	—	14.2	—	—
Common stock dividends ($1.28 per share)	—	—	—	(149.1)	—	—	(149.1)
Balances, December 31, 2021	154.5	$1.6	$1,307.7	$2,549.1	$(2,018.4)	$(91.9)	$1,748.1

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
•Global Technology and Operations — Broadridge’s Global Technology and Operations business provides solutions that automate the front-to-back transaction lifecycle of equity, mutual fund, fixed income, foreign exchange and exchange-traded derivatives, from order capture and execution through trade confirmation, margin, cash management, clearing and settlement, reference data management, reconciliations, securities financing and collateral management, asset servicing, compliance and regulatory reporting, portfolio accounting and custody-related services. Broadridge’s solutions provide automated straight through processing and enable buy and sell-side financial institutions to efficiently and cost-effectively consolidate their books and records, gather and service assets under management, focus on their core businesses, and manage risk. With Broadridge’s multi-market, multi-asset class, multi-entity and multi-currency capabilities, Broadridge provides front-to-back processing on a global basis. In addition, Broadridge provides business process outsourcing services for its buy and sell-side clients’ businesses. These services combine Broadridge’s technology with its operations expertise to support the entire trade lifecycle, including securities clearing and settlement, reconciliations, record-keeping, wealth management asset servicing, and custody-related functions.

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
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with SEC requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest, entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on August 12, 2022. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position on December 31, 2022 and June 30, 2022, the results of its operations for the three and six months ended December 31, 2022 and 2021, its cash flows for the six months ended December 31, 2022 and 2021, and its changes in stockholders’ equity for the three and six months ended December 31, 2022 and 2021. Certain prior period amounts have been reclassified to conform to the current year presentation where applicable.
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

	Three Months Ended December 31,		Six Months Ended December 31,

	2022	2021	2022	2021
	(in millions)
Investor Communication Solutions
Regulatory	$180.7	$166.2	$351.5	$331.7
Data-driven fund solutions	96.4	88.5	188.9	171.8
Issuer	26.5	23.7	50.4	44.2
Customer communications	163.4	148.1	319.3	289.0
Total ICS Recurring revenues	466.9	426.5	910.1	836.7

Equity and other	25.2	24.6	54.7	52.2
Mutual funds	12.4	40.1	45.6	88.9
Total ICS Event-driven revenues	37.6	64.7	100.2	141.0

Distribution revenues	414.9	401.4	829.7	768.4

Total ICS Revenues	$919.4	$892.7	$1,840.0	$1,746.1

Global Technology and Operations
Capital markets	$235.3	$221.0	$462.0	$429.6
Wealth and investment management	138.2	145.9	274.2	276.8
Total GTO Recurring revenues	373.5	366.9	736.2	706.4

Total Revenues	$1,292.9	$1,259.6	$2,576.2	$2,452.5

Revenues by Type
Recurring revenues	$840.4	$793.5	$1,646.2	$1,543.0
Event-driven revenues	37.6	64.7	100.2	141.0
Distribution revenues	414.9	401.4	829.7	768.4
Total Revenues	$1,292.9	$1,259.6	$2,576.2	$2,452.5

Contract Balances
The following table provides information about contract assets and liabilities:

	December 31, 2022	June 30, 2022
	(in millions)
Contract assets	$110.2	$118.5
Contract liabilities	$455.9	$414.3
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
During the six months ended December 31, 2022, contract assets decreased due to a decrease in software term license revenues, while contract liabilities increased due to the timing of client invoices in relation to the timing of revenue recognized. The Company recognized $179.3 million of revenue during the six months ended December 31, 2022 that was included in the contract liability balance as of June 30, 2022.

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
The computation of diluted EPS excluded 0.8 million options to purchase Broadridge common stock for the three months ended December 31, 2022, and 0.7 million options to purchase Broadridge common stock for the six months ended December 31, 2022, as the effect of their inclusion would have been anti-dilutive.
The computation of diluted EPS excluded less than 0.1 million options to purchase Broadridge common stock for the three months ended December 31, 2021, and less than 0.1 million options to purchase Broadridge common stock for the six months ended December 31, 2021, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in millions)
Weighted-average shares outstanding:
Basic	117.7	116.6	117.6	116.4
Common stock equivalents	1.2	2.0	1.3	2.1
Diluted	118.9	118.7	118.9	118.5

NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in millions)
Interest expense on borrowings	$(36.3)	$(22.8)	$(64.3)	$(45.8)
Interest income	2.1	1.5	3.3	1.8
Interest expense, net	$(34.1)	$(21.4)	$(61.0)	$(44.0)

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
During the six months ended December 31, 2022, there were no acquisitions.
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
The following tables set forth the Company’s financial assets and liabilities at December 31, 2022 and June 30, 2022, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.6	$—	$—	$0.6
Other non-current assets:
Securities	127.7	—	—	127.7
Derivative asset	—	97.0	—	97.0
Total assets as of December 31, 2022	$128.4	$97.0	$—	$225.3
Liabilities:
Contingent consideration obligations	—	—	12.0	12.0
Total liabilities as of December 31, 2022	$—	$—	$12.0	$12.0

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.6	$—	$—	$0.6
Other non-current assets:
Securities	118.0	—	—	118.0
Derivative asset	—	101.4	—	101.4
Total assets as of June 30, 2022	$118.7	$101.4	$—	$220.1
Liabilities:
Contingent consideration obligations	—	—	12.9	12.9
Total liabilities as of June 30, 2022	$—	$—	$12.9	$12.9

In addition, the Company has non-marketable securities with a carrying amount of $54.6 million and $53.4 million as of December 31, 2022 and June 30, 2022, respectively, that are classified as Level 2 financial assets and included as part of Other non-current assets on the Condensed Consolidated Balance Sheets.
The following table sets forth an analysis of changes during the three and six months ended December 31, 2022 and 2021, respectively, in Level 3 financial liabilities of the Company:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in millions)
Beginning balance	$12.9	$19.0	$12.9	$23.2
Net increase (decrease) in contingent consideration liability	(0.5)	—	(0.5)	1.1
Foreign currency impact on contingent consideration liability	(0.3)	(0.2)	(0.4)	(0.6)
Payments	—	—	—	(4.9)
Ending balance	$12.0	$18.8	$12.0	$18.8
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year.
NOTE 8. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	December 31, 2022	June 30, 2022
	(in millions)
Long-term investments	$228.6	$221.6
ROU assets (a)	211.5	222.8
Contract assets	110.2	118.5
Deferred sales commissions costs	111.9	114.2
Long-term broker fees	41.3	45.1
Deferred data center costs (b)	17.1	19.0
Other (c)	147.3	154.1
Total	$867.9	$895.3
_________
(a) ROU assets represent the Company’s right to use an underlying asset for the lease term.

(b) Represents deferred data center costs associated with the Company’s information technology services agreements. Please refer to Note 14, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.
(c) Includes $97.0 million and $101.4 million derivative assets at December 31, 2022 and June 30, 2022, respectively, related to the Company’s cross-currency swap derivative contracts. Please refer to Note 14, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.

Deferred Client Conversion and Start-up Costs
Deferred client conversion and start-up costs are direct costs incurred to set up or convert a client’s systems to function with the Company’s technology. These costs are generally deferred and recognized on a straight-line basis over the service term of the arrangement to which the costs relate, which commences when the client goes live with the Company’s services. The key judgment for determining the amount of costs to be deferred relates to the extent to which such costs are recoverable. This estimate includes (i) projected future client revenues, including variable revenues, offset by an estimate of conversion costs including an estimate of onboarding costs as well as ongoing operational costs, and (ii) an estimate of the expected client life. This is also the basis for which the Company assesses such costs for impairment.
The two main categories of assets comprising Deferred client conversion and start-up costs of $1,437.9 million as of December 31, 2022 consisted of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $1,423.4 million, as well as other start-up costs of $14.5 million. Deferred client conversion and start-up costs of $1,232.3 million as of June 30, 2022 consisted of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $1,224.7 million, as well as other start-up costs of $7.7 million.
The total amount of Deferred client conversion and start-up costs and Deferred sales commission costs amortized in Operating expenses during the three months ended December 31, 2022 and 2021, were $24.1 million and $27.3 million, respectively.
The total amount of Deferred client conversion and start-up costs and Deferred sales commission costs amortized in Operating expenses during the six months ended December 31, 2022 and 2021, were $48.0 million and $50.6 million, respectively.
NOTE 9. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	December 31, 2022	June 30, 2022
	(in millions)
Accounts payable	$169.8	$244.9
Employee compensation and benefits	231.2	348.1
Accrued dividend payable	85.3	75.0
Accrued broker fees	71.8	154.1
Business process outsourcing administration fees	63.3	65.5
Customer deposits	53.8	58.7
Operating lease liabilities	39.2	45.4
Accrued taxes	46.2	40.9
Other	63.6	82.2
Total	$824.2	$1,114.9

NOTE 10. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at December 31, 2022	Carrying value at December 31, 2022	Carrying value at June 30, 2022	Unused Available Capacity	Fair Value at December 31, 2022
			(in millions)
Long-term debt
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$335.0	$335.0	$25.0	$765.0	$335.0
Multicurrency tranche	April 2026	—	—	—	400.0	—
Total Revolving Credit Facility		335.0	335.0	25.0	1,165.0	335.0

Fiscal 2021 Term Loans	May 2024	1,540.0	1,536.9	1,535.8	—	1,540.0

Fiscal 2016 Senior Notes	June 2026	500.0	497.7	497.4	—	468.8
Fiscal 2020 Senior Notes	December 2029	750.0	743.8	743.4	—	636.0
Fiscal 2021 Senior Notes	May 2031	1,000.0	992.0	991.5	—	816.0
Total Senior Notes		2,250.0	2,233.5	2,232.3	—	1,920.8

Total debt		$4,125.0	$4,105.4	$3,793.0	$1,165.0	$3,795.8
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2023	2024	2025	2026	2027	Thereafter	Total
(in millions)	$—	$1,540.0	$—	$835.0	$—	$1,750.0	$4,125.0

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
The weighted-average interest rate on the Revolving Credit Facilities was 4.65% and 4.12% for the three and six months ended December 31, 2022, and 1.16% and 1.17% for the three and six months ended December 31, 2021, respectively. The fair value of the variable-rate Fiscal 2021 Revolving Credit Facility borrowings at December 31, 2022 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Under the Fiscal 2021 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Yen, and Swedish Kronor initially bear interest at LIBOR, CDOR, EURIBOR, TIBOR and STIBOR, respectively, plus 1.015% per annum (subject to step-ups to 1.175% and step-downs to 0.805% based on ratings) and revolving loans denominated in Sterling initially bear interest at SONIA plus 1.0476% per annum (subject to step-ups to 1.2076% and step-downs to 0.8376% based on ratings). The Fiscal 2021 Revolving Credit Facility also has an annual facility fee equal to 11.0 basis points on the entire facility (subject to step-ups to 20.0 basis points and step-downs to 7.0 basis points based on ratings). The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2021 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2021 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At December 31, 2022, the Company is in compliance with all covenants of the Fiscal 2021 Revolving Credit Facility.

Fiscal 2021 Term Loans: In March 2021, the Company entered into a term credit agreement, as amended on December 23, 2021 (“Term Credit Agreement”), providing for term loan commitments in an aggregate principal amount of $2.55 billion, comprised of a $1.0 billion tranche (“Tranche 1”), and a $1.55 billion tranche (“Tranche 2,” together with Tranche 1, the “Fiscal 2021 Term Loans”). The Company borrowed the Fiscal 2021 Term Loans in May 2021 in order to finance the Itiviti acquisition. Once borrowed, amounts repaid or prepaid in respect of such Fiscal 2021 Term Loans may not be reborrowed. The Tranche 1 Loan was to mature on the date that is 18 months after the date on which the Fiscal 2021 Term Loans were borrowed (the “Funding Date”), but was repaid in full in May 2021 with proceeds from the Fiscal 2021 Senior Notes (as discussed further below). The Tranche 2 Loan will mature in May 2024 on the third anniversary of the Funding Date. The proceeds of the Fiscal 2021 Term Loans were used by the Company to solely finance the acquisition of Itiviti and pay certain fees and expenses in connection therewith. The Tranche 2 Loan bears interest at LIBOR plus 0.875% per annum (subject to step-ups to LIBOR plus 1.250% or a step-down to LIBOR plus 0.750% based on ratings).
The Company may voluntarily prepay the Tranche 2 Loan in whole or in part and without premium or penalty. In the event of receipt of cash proceeds by the Company or its subsidiaries from certain incurrences of indebtedness, certain equity issuances, and certain sales, transfers or other dispositions of assets, the Company will be required to prepay outstanding Loans, subject to certain limitations and qualifications as set forth in the Term Credit Agreement. The Term Credit Agreement is subject to certain covenants, including a leverage ratio. At December 31, 2022, the Company is in compliance with all covenants of the Fiscal 2021 Term Loans.
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of our assets. At December 31, 2022, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at December 31, 2022 and June 30, 2022 was $468.8 million and $484.3 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of our assets. At December 31, 2022, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at December 31, 2022 and June 30, 2022 was $636.0 million and $658.0 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2021 Senior Notes: In May 2021, the Company completed an offering of $1.0 billion in aggregate principal amount of senior notes (the “Fiscal 2021 Senior Notes”). The Fiscal 2021 Senior Notes will mature on May 1, 2031 and bear interest at a rate of 2.60% per annum. Interest on the Fiscal 2021 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Fiscal 2021 Senior Notes were issued at a price of 99.957% (effective yield to maturity of 2.605%). The indenture governing the Fiscal 2021 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of our assets. At December 31, 2022, the Company is in compliance with the covenants of the indenture governing the Fiscal 2021 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2021 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2021 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2021 Senior Notes at December 31, 2022 and June 30, 2022 was $816.0 million and $837.5 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

The Fiscal 2021 Revolving Credit Facility, Fiscal 2021 Term Loans, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of December 31, 2022 and June 30, 2022, respectively, there were no outstanding borrowings under these lines of credit.
NOTE 11. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	December 31, 2022	June 30, 2022
	(in millions)
Operating lease liabilities	$217.1	$227.8
Post-employment retirement obligations	171.1	157.8
Non-current income taxes	47.4	45.9
Acquisition related contingencies	7.0	15.6
Other	32.2	34.4
Total	$474.8	$481.5

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
The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The Broadridge SORP and SERP are nonqualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $54.9 million at December 31, 2022 and $55.6 million at June 30, 2022 and are included in Other non-current assets in the accompanying Condensed Consolidated Balance Sheets. The SORP and the SERP had a total benefit obligation of $58.4 million at December 31, 2022 and $57.0 million at June 30, 2022 and are included in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 12. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended December 31, 2022 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at September 30, 2022	2,328,936	$106.58	723,961	$135.65	205,906	$148.74
Granted	28,172	133.74	314,418	137.41	104,443	138.52
Exercise of stock options (a)	(31,864)	69.55	—	—	—	—
Vesting of restricted stock units	—	—	(3,527)	150.38	(2,887)	164.08
Expired/forfeited	(2,745)	144.84	(13,332)	146.80	(790)	165.05
Balances at December 31, 2022 (b),(c)	2,322,499	$107.38	1,021,520	$136.00	306,672	$145.07

(a)Stock options exercised during the period of October 1, 2022 through December 31, 2022 had an aggregate intrinsic value of $2.4 million.
(b)As of December 31, 2022, the Company’s outstanding vested and currently exercisable stock options using the December 31, 2022 closing stock price of $134.13 (approximately 1.4 million shares) had an aggregate intrinsic value of $64.8 million with a weighted-average exercise price of $89.25 and a weighted-average remaining contractual life of 4.8 years. The total of all stock options outstanding as of December 31, 2022 has a weighted-average remaining contractual life of 6.1 years.
(c)As of December 31, 2022, time-based restricted stock units and performance-based restricted stock units expected to vest using the December 31, 2022 closing stock price of $134.13 (approximately 1.0 million and 0.3 million shares, respectively) had an aggregate intrinsic value of $130.0 million and $38.3 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.
The activity related to the Company’s incentive equity awards for the six months ended December 31, 2022 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2022	2,706,685	$102.34	750,852	$135.94	210,281	$148.59
Granted	28,172	133.74	326,883	138.64	105,861	138.90
Exercise of stock options (a)	(409,613)	75.66	—	—	—	—
Vesting of restricted stock units	—	—	(26,314)	155.14	(5,384)	164.08
Expired/forfeited	(2,745)	144.84	(29,901)	146.61	(4,086)	141.11
Balances at December 31, 2022	2,322,499	$107.38	1,021,520	$136.00	306,672	$145.07
(a)Stock options exercised during the period of July 1, 2022 through December 31, 2022 had an aggregate intrinsic value of $39.7 million.
The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $20.9 million and $22.7 million, as well as related expected tax benefits of $4.8 million and $5.1 million were recognized for the three months ended December 31, 2022 and 2021, respectively. Stock-based compensation expense of $36.5 million and $36.2 million, as well as related expected tax benefits of $8.3 million and $8.2 million were recognized for the six months ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $9.1 million and $79.8 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.8 years and 1.8 years, respectively.
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

NOTE 13. INCOME TAXES

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in millions)
Provision for income taxes	$14.4	$4.7	$19.3	$15.7
Effective tax rate	20.0%	9.1%	15.2%	12.1%
Excess tax benefits	$0.5	$7.1	$7.2	$11.5

The effective tax rate for the three and six months ended December 31, 2022 was adversely impacted by lower discrete tax benefits, primarily attributable to the excess tax benefits related to equity compensation, compared to the prior year period.
NOTE 14. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Data Center Agreements
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. The IT Services Agreement would have expired on June 30, 2022, but a two-year extension was signed in March 2015, amending the expiration date to June 30, 2024. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. On July 28, 2021, the Company entered into a novation agreement with IBM (the “U.S. Novation Agreement”) pursuant to which IBM novated the Amended IT Services Agreement to Kyndryl, Inc. (“Kyndryl”), an entity formed in connection with IBM’s spin-off of its managed infrastructure services business, effective September 1, 2021. Fixed minimum commitments remaining under the Amended IT Services Agreement at December 31, 2022 are $108.4 million through fiscal year 2027, the final year of the Amended IT Services Agreement.
In December 2019, the Company and IBM entered into an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and such transferred employees are expected to continue providing services to the Company on behalf of IBM under the Private Cloud Agreement. Pursuant to the Private Cloud Agreement, the Company agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide to IBM. The transfer of the Hardware and Maintenance Contracts to IBM closed on September 30, 2020 for a selling price of $18.0 million. On July 28, 2021, IBM novated the Private Cloud Agreement to Kyndryl, effective September 1, 2021, pursuant to the U.S. Novation Agreement. Fixed minimum commitments remaining under the Private Cloud Agreement at December 31, 2022 are $154.9 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premises solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. On August 19, 2021, the Company entered into a novation agreement with IBM UK pursuant to which IBM UK novated the EU IT Services Agreement to Kyndryl UK Limited, effective September 1, 2021. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at December 31, 2022 are $14.7 million through fiscal year 2029, the final year of the contract.

Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at December 31, 2022 are $204.5 million through December 31, 2026.
Investments
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $40.1 million as of December 31, 2022, which represents the carrying value of the Company's investment.
In addition, as of December 31, 2022, the Company has a future commitment to fund $0.9 million to one of the Company’s other investees.
Software License Agreements
The Company has incurred the following expenses under software license agreements:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2022
	(in millions)
Software License Agreements	$32.9	$35.9	$68.5	$67.8
Fixed Operating Lease Cost
The Company has incurred the following fixed operating lease costs:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2022
	(in millions)
Fixed Operating Lease Cost	$10.1	$12.3	$20.4	$23.6

Litigation
Broadridge or its subsidiaries are subject to various claims and legal matters that arise in the normal course of business (referred to as “Litigation”). The Company establishes reserves for Litigation and other loss contingencies when it is both probable that a loss will occur, and the amount of such loss can reasonably be estimated. For certain Litigation matters for which the Company does not believe it probable that a loss will occur at this time, the Company is able to estimate a range of reasonably possible losses in excess of established reserves. Management currently estimates an aggregate range of reasonably possible losses for such matters of up to $30 million in excess of any established reserves. The Litigation matters underlying the estimated range will change from time to time, and it is reasonably possible that the actual results may vary significantly from this estimate. The Company’s management currently believes that resolution of any outstanding legal matters will not have a material adverse effect on the Company’s financial position or results of operations. However, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and results of operations in the period in which any such effects are recorded.

Plan Management Corp. Claim
Paramount Financial Communications, Inc. d/b/a Plan Management Corp. (“Plan Management”) and Jonathan Miller filed a complaint on January 28, 2015 in the United States District Court for the Eastern District of Pennsylvania. Plan Management claimed that Broadridge Investor Communication Solutions, Inc. (“BRICS”) breached a marketing agreement between BRICS and Plan Management (the “Marketing Agreement”) and Mr. Miller asserted a fraud claim. The case went to trial in the second fiscal quarter of the Company’s fiscal year 2023. The court dismissed Mr. Miller’s fraud claim and Plan Management’s breach of contract claim went to the jury. On December 7, 2022, the jury found that BRICS breached the Marketing Agreement and acted with gross negligence and willful misconduct. Plan Management has filed a motion for post-judgment interest, and Mr. Miller has filed a motion for a new trial on his fraud claim. BRICS has filed post-trial motions to vacate or overturn the verdict and will file an appeal if necessary. Based on the merits of those post-trial motions and in light of the facts and circumstances of the case at this time, the Company does not believe that a loss is probable in this matter.
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
In January 2022, the Company executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of its net investment in its subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At December 31, 2022, the Company’s position on the cross-currency swaps was an asset of $97.0 million, and is recorded as part of Other non-current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. The Company has elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in the Company’s Condensed Consolidated Statements of Earnings.
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
In the normal course of business, the Company enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect subsidiary, which is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At December 31, 2022, BBPO was in compliance with this net capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires BBPO to maintain a minimum net capital amount. At December 31, 2022, BBPO was in compliance with this net capital requirement.

In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At December 31, 2022, Matrix Trust Company was in compliance with its capital requirements.

NOTE 15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three and six months ended December 31, 2022, and 2021, respectively:

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at September 30, 2022	$(237.2)	$(4.8)	$(7.2)	$(249.2)
Other comprehensive income/(loss) before reclassifications	(112.0)	—	—	(112.0)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.2	0.2
Balances at December 31, 2022	$(349.2)	$(4.8)	$(6.9)	$(361.0)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2022	$(214.1)	$(4.8)	$(7.4)	$(226.3)
Other comprehensive income/(loss) before reclassifications	(135.1)	—	—	(135.1)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.4	0.5
Balances at December 31, 2022	$(349.2)	$(4.8)	$(6.9)	$(361.0)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at September 30, 2021	$(37.9)	$(14.9)	$(8.1)	$(60.9)
Other comprehensive income/(loss) before reclassifications	(31.8)	—	—	(31.8)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.5	0.2	0.7
Balances at December 31, 2021	$(69.7)	$(14.4)	$(7.8)	$(91.9)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2021	$32.9	$(15.4)	$(8.2)	$9.2
Other comprehensive income/(loss) before reclassifications	(102.6)	—	—	(102.6)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1.0	0.4	1.4
Balances at December 31, 2021	$(69.7)	$(14.4)	$(7.8)	$(91.9)

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
Segment results:

	Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in millions)
Investor Communication Solutions	$919.4	$892.7	$1,840.0	$1,746.1
Global Technology and Operations	373.5	366.9	736.2	706.4
Total	$1,292.9	$1,259.6	$2,576.2	$2,452.5

	Earnings (Loss) before Income Taxes
	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in millions)
Investor Communication Solutions	$64.9	$58.7	$124.9	$141.2
Global Technology and Operations	44.0	33.9	84.3	52.5
Other	(37.0)	(40.8)	(81.9)	(63.5)
Total	$71.9	$51.9	$127.3	$130.1

The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in millions)
Investor Communication Solutions	$14.9	$16.1	$30.4	$36.9
Global Technology and Operations	38.8	46.4	79.1	94.2
Total	$53.7	$62.5	$109.5	$131.2

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

Record Growth and Internal Trade Growth
The Company uses select operating metrics specific to Broadridge of Record Growth and Internal Trade Growth in evaluating its business results and identifying trends affecting its business. Record Growth is comprised of stock record growth and interim record growth. Stock record growth (also referred to as “SRG” or “equity position growth”) measures the estimated annual change in positions eligible for equity proxy materials. Interim record growth (also referred to as “IRG” or “mutual fund/ETF position growth”) measures the estimated change in mutual fund and exchange traded fund positions eligible for interim communications. These metrics are calculated from equity proxy and mutual fund/ETF position data reported to Broadridge for the same issuers or funds in both the current and prior year periods.
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
The key performance indicators for the three and six months ended December 31, 2022, and 2021, are as follows:

	Select Operating Metrics

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

Record Growth
Equity positions (Stock records)	9%	20%	9%	29%
Mutual fund/ETF positions (Interim records)	6%	12%	10%	13%

Internal Trade Growth	5%	1%	5%	1%

Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and six months ended December 31, 2022 compared to the three and six months ended December 31, 2021. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the six months ended December 31, 2022, mutual fund proxy revenues were 59% lower compared to the six months ended December 31, 2021. During fiscal year 2022, mutual fund proxy revenues were 57% greater than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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

The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For the three and six months ended December 31, 2022 and for the fiscal year ended June 30, 2022, we reported Closed sales net of a 5.0% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
Closed sales for the three months ended December 31, 2022 were $65.4 million, a decrease of $16.9 million or 20%, compared to $82.2 million for the three months ended December 31, 2021. Closed sales for the three months ended December 31, 2022 and December 31, 2021 are net of an allowance adjustment of $3.4 million and $4.3 million, respectively.
Closed sales for the six months ended December 31, 2022 were $94.4 million, a decrease of $17.6 million or 16%, compared to $112.0 million for the six months ended December 31, 2021. Closed sales for the six months ended December 31, 2022 and December 31, 2021 are net of an allowance adjustment of $5.0 million and $5.9 million, respectively.
Recent Developments
New SEC Rule on Tailored Shareholder Reports
On October 26, 2022, the SEC adopted a rule modifying mutual fund and exchange-traded fund investor communications. The SEC rule requires that shorter summary documents, referred to as tailored shareholder reports, be distributed in lieu of long-form annual and semi-annual fund reports or notices of the availability of such reports, which the SEC had permitted under Rule 30e-3. The rule went into effect on January 24, 2023 and includes an 18-month transition period for implementation by mutual funds and exchange-traded funds, with a final compliance date of July 24, 2024. We are reviewing the full impact of the new rule, however we currently estimate a reduction in our annual Recurring revenues of approximately $30 million phasing in over fiscal years 2025 and 2026, assuming no offset from new services. See the risk factor titled “Our clients are subject to complex laws and regulations, and new laws or regulations and/or changes to existing laws or regulations could impact our clients and, in turn, adversely impact our business or may reduce our profitability.” in Part I, Item 1A. “Risk Factors” in the 2022 Annual Report.
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
In fiscal year 2023 to date, there has not been a material impact as a result of Covid-19 on our consolidated revenues and pre-tax income. In addition, all of our production-related facilities remain operational and are continuing to provide ongoing services to our clients. Further, we have not experienced any significant supply-chain issues as our critical vendors have also remained operational and continue to meet their on-going service level requirements. We continue to engage with our clients to assist with their service demands, including our clients’ needs for any supplemental operational services and/or changes to existing service requirements in response to the Covid-19 pandemic. See the risk factor titled “The Covid-19 pandemic may negatively impact our business, results of operations and financial performance” in Part I, Item 1A. “Risk Factors” in the 2022 Annual Report.
Conflict in Ukraine
We are monitoring the events related to Russia’s invasion of Ukraine and have been actively managing any exposure we may have through a cross-functional taskforce that includes members of our senior management. We have historically had a limited presence in Russia, and we have no presence in Ukraine. We do not store any client data in Russia. Prior to the conflict, we had approximately 280 associates in St. Petersburg, Russia who provided software development and support services for several of our GTO products, less than 2% of our total associates. We have historically provided services to a very small number of Russian entities and subsidiaries of Russian entities. The revenues from those services represented less than 0.1% of our total revenues in fiscal year 2022 and our outstanding accounts receivable from these entities is de minimis. We are in the process of terminating and winding down these relationships and closing our operations in Russia. We are monitoring and believe we are in compliance with all global sanctions arising out of Russia’s invasion of Ukraine. We have largely completed the steps to move the services provided in Russia to other locations in Europe and Asia. We have taken actions to enhance our information security defenses in response to the Ukraine conflict. We do not expect the Ukraine conflict and the actions we are taking in response to have a material impact on our core operations or financial results.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended December 31, 2022 versus Three Months Ended December 31, 2021
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended December 31, 2022 and 2021, and the dollar and percentage changes between periods:

	Three Months Ended December 31,
			Change
	2022	2021	$	%
	(in millions, except per share amounts)
Revenues	$1,292.9	$1,259.6	$33.3	3
Cost of revenues	988.2	978.4	9.8	1
Selling, general and administrative expenses	196.8	212.3	(15.5)	(7)
Total operating expenses	1,185.0	1,190.7	(5.7)	—

Operating income	107.9	68.9	39.0	57
Margin	8.3%	5.5%
Interest expense, net	(34.1)	(21.4)	(12.7)	59
Other non-operating income (expenses), net	(1.9)	4.4	(6.3)	(143)
Earnings before income taxes	71.9	51.9	20.0	39
Provision for income taxes	14.4	4.7	9.7	NM
Effective tax rate	20.0%	9.1%
Net earnings	$57.5	$47.2	$10.3	22
Basic earnings per share	$0.49	$0.40	$0.09	23
Diluted earnings per share	$0.48	$0.40	$0.08	20

Weighted-average shares outstanding:
Basic	117.7	116.6
Diluted	118.9	118.7
NM - Not Meaningful

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended December 31, 2022 and 2021, and the dollar and percentage changes between periods:

	Three Months Ended December 31,
			Change
	2022	2021	$	%
	($ in millions)
Recurring revenues	$840.4	$793.5	$46.9	6
Event-driven revenues	37.6	64.7	(27.2)	(42)
Distribution revenues	414.9	401.4	13.5	3
Total	$1,292.9	$1,259.6	$33.3	3

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	4pts	0pts	-2pts	6%
Revenues increased $33.3 million, or 3%, to $1,292.9 million from $1,259.6 million.
•Recurring revenues increased $46.9 million or 6% to $840.4 million. Recurring revenue growth constant currency (Non-GAAP) was 8%, driven by organic growth from a combination of growth in Net New Business in GTO and ICS and Internal Growth, primarily in our ICS business.
•Event-driven revenues decreased $27.2 million, or 42%, primarily due to the decrease in volume of mutual fund proxy communications.
•Distribution revenues increased $13.5 million primarily driven by the impact of current year postage rate increase of approximately $20.0 million, partially offset by lower volume of ICS mutual fund communications.
Total operating expenses. Operating expenses decreased $5.7 million, or less than 1%, to $1,185.0 million from $1,190.7 million as a result of a decrease in selling, general and administrative expenses more than offsetting the increase in cost of revenues:
•Cost of revenues - The increase of $9.8 million in cost of revenues primarily reflects the impact of higher postage and distribution expenses in our Investor Communication Solutions segment of $10.1 million.
•Selling, general and administrative expenses - The decrease of $15.5 million in selling, general, and administrative expenses primarily reflects lower compensation expenses of $9.0 million, and lower technology-related expenses of $1.2 million.
Interest expense, net. Interest expense, net was $34.1 million, an increase of $12.7 million, from $21.4 million for the three months ended December 31, 2021. The increase of $12.7 million was primarily due to an increase in interest expense from higher borrowing costs, partially offset by savings from the Company’s cross-currency swap transaction.
Other non-operating expense, net. Other non-operating expense, net for the three months ended December 31, 2022 was $1.9 million, compared to other non-operating income, net of $4.4 million for the three months ended December 31, 2021. The increased expense of $6.3 million was primarily due to higher net gains on investments in the prior year period.
Provision for income taxes.
•Effective tax rate for the three months ended December 31, 2022: 20.0%
•Effective tax rate for the three months ended December 31, 2021: 9.1%
The effective tax rate for the three months ended December 31, 2022 was adversely impacted by lower discrete tax benefits, primarily attributable to the excess tax benefits related to equity compensation, compared to the prior year period.

Six Months Ended December 31, 2022 versus Six Months Ended December 31, 2021
The table below presents Condensed Consolidated Statements of Earnings data for the six months ended December 31, 2022 and 2021, and the dollar and percentage changes between periods:

	Six Months Ended December 31,
			Change
	2022	2021	$	%
	(in millions, except per share amounts)
Revenues	$2,576.2	$2,452.5	$123.7	5
Cost of revenues	1,978.7	1,892.5	86.2	5
Selling, general and administrative expenses	402.1	387.8	14.3	4
Total operating expenses	2,380.8	2,280.3	100.4	4

Operating income	195.4	172.1	23.3	14
Margin	7.6%	7.0%
Interest expense, net	(61.0)	(44.0)	(17.0)	39
Other non-operating income (expenses), net	(7.1)	2.0	(9.1)	NM
Earnings before income taxes	127.3	130.1	(2.8)	(2)
Provision for income taxes	19.3	15.7	3.7	23
Effective tax rate	15.2%	12.1%
Net earnings	$108.0	$114.4	$(6.5)	(6)
Basic earnings per share	$0.92	$0.98	$(0.06)	(6)
Diluted earnings per share	$0.91	$0.97	$(0.06)	(6)

Weighted average shares outstanding:
Basic	117.6	116.4
Diluted	118.9	118.5
NM - Not Meaningful

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the six months ended December 31, 2022 and 2021, and the dollar and percentage changes between periods:

	Six Months Ended December 31,
			Change
	2022	2021	$	%
	($ in millions)
Recurring revenues	$1,646.2	$1,543.0	$103.2	7
Event-driven revenues	100.2	141.0	(40.8)	(29)
Distribution revenues	829.7	768.4	61.3	8
Total	$2,576.2	$2,452.5	$123.7	5

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	5pts	0pts	-2pts	7%
Revenues increased $123.7 million, or 5%, to $2,576.2 million from $2,452.5 million.
•Recurring revenues increased $103.2 million, or 7% to $1,646.2 million. Recurring revenue growth constant currency (Non-GAAP) was 9%, driven by organic growth from a combination of growth in Net New Business and Internal Growth in both ICS and GTO.
•Event-driven revenues decreased $40.8 million, or 29%, primarily due to the decrease in volume of mutual fund proxy communications.
•Distribution revenues increased $61.3 million primarily driven by the impact of current year postage rate increase of approximately $53.3 million.
Total operating expenses. Operating expenses increased $100.4 million, or 4%, to $2,380.8 million from $2,280.3 million as a result of an increase in both cost of revenues and selling, general and administrative expenses:
•Cost of revenues - The increase of $86.2 million in cost of revenues primarily reflects the impact of higher postage and distribution expenses in our Investor Communications Solutions segment of $65.0 million.
•Selling, general and administrative expenses - The increase of $14.3 million in selling, general, and administrative expenses primarily reflects higher compensation expenses of $9.9 million, and higher technology related expenses of $4.8 million.
Interest expense, net. Interest expense, net was $61.0 million, an increase of $17.0 million, from $44.0 million for the six months ended December 31, 2021. The increase of $17.0 million was primarily due to an increase in interest expense from higher borrowing costs, partially offset by savings from the Company’s cross-currency swap transaction.
Other non-operating expense, net. Other non-operating expense, net for the six months ended December 31, 2022 was $7.1 million, compared to other non-operating income , net of $2.0 million for the six months ended December 31, 2021. The increased expense of $9.1 million was primarily due to higher net gains on investments in the prior year period.
Provision for income taxes.
•Effective tax rate for the six months ended December 31, 2022: 15.2%
•Effective tax rate for the six months ended December 31, 2021: 12.1%
The effective tax rate for the six months ended December 31, 2022 was adversely impacted by lower discrete tax benefits, primarily attributable to the excess tax benefits related to equity compensation, compared to the prior year period.
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

Revenues

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2022	2021	$	%	2022	2021	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$919.4	$892.7	$26.8	3	$1,840.0	$1,746.1	$93.9	5
Global Technology and Operations	373.5	366.9	6.5	2	736.2	706.4	29.8	4
Total	$1,292.9	$1,259.6	$33.3	3	$2,576.2	$2,452.5	$123.7	5
Earnings Before Income Taxes

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2022	2021	$	%	2022	2021	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$64.9	$58.7	$6.1	11	$124.9	$141.2	$(16.3)	(12)
Global Technology and Operations	44.0	33.9	10.1	30	84.3	52.5	31.8	61
Other	(37.0)	(40.8)	3.7	(9)	(81.9)	(63.5)	(18.3)	29
Total	$71.9	$51.9	$20.0	39	$127.3	$130.1	$(2.8)	(2)
The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2022	2021	$	%	2022	2021	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$14.9	$16.1	$(1.2)	(7)	$30.4	$36.9	$(6.6)	(18)
Global Technology and Operations	38.8	46.4	(7.6)	(16)	79.1	94.2	(15.1)	(16)
Total	$53.7	$62.5	$(8.8)	(14)	$109.5	$131.2	$(21.7)	(17)

Investor Communication Solutions
Revenues for the three months ended December 31, 2022 increased $26.8 million to $919.4 million from $892.7 million, and earnings before income taxes increased $6.1 million to $64.9 million from $58.7 million.
Revenues for the six months ended December 31, 2022 increased $93.9 million to $1,840.0 million from $1,746.1 million, and earnings before income taxes decreased $16.3 million to $124.9 million from $141.2 million.

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2022	2021	$	%	2022	2021	$	%
	($ in millions)				($ in millions)
Revenues
Recurring revenues	$466.9	$426.5	$40.4	9	$910.1	$836.7	$73.4	9
Event-driven revenues	37.6	64.7	(27.2)	(42)	100.2	141.0	(40.8)	(29)
Distribution revenues	414.9	401.4	13.5	3	829.7	768.4	61.3	8
Total	$919.4	$892.7	$26.8	3	$1,840.0	$1,746.1	$93.9	5

Earnings Before Income Taxes
Earnings before income taxes	$64.9	$58.7	$6.1	11	$124.9	$141.2	$(16.3)	(12)
Pre-tax Margin	7.1%	6.6%			6.8%	8.1%

	Three Months Ended December 31, 2022
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	6pts	0pts	-1pt	9%

	Six Months Ended December 31, 2022
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	5pts	4pts	0pts	-1pt	9%
For the three months ended December 31, 2022:
•Recurring revenues increased $40.4 million or 9% to $466.9 million. Recurring revenue growth constant currency (Non-GAAP) was 10%, driven by organic growth from a combination of Internal Growth and Net New Business.
•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Regulatory rose 9% and 9%, respectively, driven by mutual fund/ETF position growth of 6%, and equity position growth of 9% in the quarter;
◦Data-driven fund solutions rose 9% and 11%, respectively, driven by growth in our mutual fund trade processing business and growth in our data and analytics solutions;
◦Issuer rose 12% and 12%, respectively, driven by growth in our registered shareholder solutions and governance solutions products; and
◦Customer communications rose 10% and 11%, respectively, driven by higher print and digital communications.
•Event-driven revenues decreased $27.2 million, or 42%, primarily due to the decrease in volume of mutual fund proxy communications.

•Distribution revenues increased $13.5 million, or 3%, primarily driven by the impact of current year postage rate increase of approximately $20.0 million, partially offset by lower volume of mutual fund communications.
•Earnings before income taxes increased $6.1 million, or 11%, to $64.9 million. The earnings benefit from higher Recurring revenue was partially offset by lower event-driven revenue. Operating expenses rose 2%, or $20.6 million, to $854.5 million. Amortization expense from acquired intangibles decreased by $1.2 million to $14.9 million in the three months ended December 31, 2022 from $16.1 million in the prior period. Pre-tax margins increased by 0.5% percentage points to 7.1% from 6.6% in the prior period.
For the six months ended December 31, 2022:
•Recurring revenues increased $73.4 million, or 9%, to $910.1 million. Recurring revenue growth constant currency (Non-GAAP) was also 9%, driven by organic growth from a combination of Net New Business and Internal Growth.
•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Regulatory rose 6% and 6%, respectively, driven by mutual fund/ETF position growth of 10%, as well as a modest contribution from equity position growth of 9%;
◦Data-driven fund solutions rose 10% and 12%, respectively, driven by growth in our mutual fund trade processing business and continued growth in our data and analytics solutions;
◦Issuer rose 14% and 14%, respectively, with growth across all product solutions; and
◦Customer communications rose 10% and 11%, respectively, driven by higher print and digital communications.
•Event-driven revenues decreased $40.8 million, or 29%, primarily due to the decrease in volume of mutual fund proxy communications.
•Distribution revenues increased $61.3 million, or 8%, primarily driven by the impact of current year postage rate increase of approximately $53.3 million.
•Earnings before income taxes declined by $16.3 million, or 12%, to $124.9 million. The earnings benefit from higher recurring revenue was offset by lower event-driven revenue, higher postage and distribution expenses, and increased costs from prior year investments. Operating expenses rose 7%, or $110.2 million, to $1,715.2 million. Amortization expense from acquired intangibles decreased by $6.6 million to $30.4 million in the six months ended December 31, 2022 from $36.9 million in the prior period. Pre-tax margins decreased by 1.3 percentage points to 6.8% from 8.1%.

Global Technology and Operations
Revenues for the three months ended December 31, 2022 increased $6.5 million to $373.5 million from $366.9 million, and earnings before income taxes increased $10.1 million to $44.0 million from $33.9 million.
Revenues for the six months ended December 31, 2022 increased $29.8 million to $736.2 million from $706.4 million, and earnings before income taxes increased $31.8 million to $84.3 million from $52.5 million.

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2022	2021	$	%	2022	2021	$	%
	($ in millions)				($ in millions)
Revenues
Recurring revenues	$373.5	$366.9	$6.5	2	$736.2	$706.4	$29.8	4

Earnings Before Income Taxes
Earnings before income taxes	$44.0	$33.9	$10.1	30	$84.3	$52.5	$31.8	61
Pre-tax Margin	11.8%	9.2%			11.5%	7.4%

	Three Months Ended December 31, 2022
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	3pts	0pts	-5pts	2%

	Six Months Ended December 31, 2022
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	5pts	0pts	-4pts	4%

For the three months ended December 31, 2022:
•Recurring revenues increased $6.5 million, or 2%, to $373.5 million. Recurring revenue growth constant currency (Non-GAAP) was 6%, driven by organic growth from a combination of Net New Business and Internal Growth.
•By product line, Recurring revenue growth and the corresponding Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Capital markets rose 6% and 12%, respectively, driven by BTCS, higher internal growth, and Net New Business; and
◦Wealth and Investment management declined 5% and 3%, respectively, as lower term license renewals more than offset revenue from Net New Business.
•Earnings before income taxes increased $10.1 million, driven primarily by the $6.5 million growth in Recurring revenues. Pre-tax margins increased by 2.6 percentage points to 11.8% from 9.2%. Amortization expense from acquired intangibles decreased by $7.6 million to $38.8 million in the three months ended December 31, 2022 from $46.4 million in the prior year period due to the impact of changes in foreign exchange rates and the run-off of older acquisitions.
For the six months ended December 31, 2022:
•Recurring revenues increased $29.8 million, or 4%, to $736.2 million. Recurring revenue growth constant currency (Non-GAAP) was 8%, driven by organic growth from a combination of Internal Growth and Net New Business.

• By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Capital markets rose 8% and 13%, respectively, driven by BTCS, higher internal growth, and Net New Business; and
◦Wealth and Investment management declined 1% and increased 1%, respectively, as the revenue from Net New Business was partially offset by lower term license renewals.
•Earnings before income taxes increased $31.8 million, driven primarily by the $29.8 million growth in Recurring revenues. Pre-tax margins increased by 4.1 percentage points to 11.5% from 7.4%. Amortization expense from acquired intangibles decreased by $15.1 million to $79.1 million for the six months ended December 31, 2022 from $94.2 million in the prior year period due to the impact of changes in foreign exchange rates and the run-off of older acquisitions.
Other
Loss before income taxes was $37.0 million for the three months ended December 31, 2022, a decrease of $3.7 million compared to $40.8 million for the three months ended December 31, 2021.
•The decreased loss before income taxes was primarily due to lower selling, general and administrative expenses which more than offset a $12.7 million increase in net interest expense.
Loss before income taxes was $81.9 million for the six months ended December 31, 2022, an increase of $18.3 million compared to $63.5 million for the six months ended December 31, 2021.
•Increased net interest expense of $17.0 million contributed to the higher loss.
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

Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Earnings and Adjusted Earnings Per Share
These Non-GAAP measures are adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items, the exclusion of which management believes provides insight regarding our ongoing operating performance. Depending on the period presented, these adjusted measures exclude the impact of certain of the following items: (i) Amortization of Acquired Intangibles and Purchased Intellectual Property, (ii) Acquisition and Integration Costs, (iii) Real Estate Realignment and Covid-19 Related Expenses, (iv) Investment Gain, and (v) Russia-Related Exit Costs. Amortization of Acquired Intangibles and Purchased Intellectual Property represents non-cash amortization expenses associated with the Company’s acquisition activities. Acquisition and Integration Costs represent certain transaction and integration costs associated with the Company’s acquisition activities. Real Estate Realignment and Covid-19 Related Expenses are comprised of two major components: Real Estate Realignment Expenses, and Covid-19 Related Expenses. Real Estate Realignment Expenses are expenses associated with the exit of certain of the Company’s leased facilities in response to the Covid-19 pandemic, which consist of the impairment of certain right of use assets, leasehold improvements and equipment, as well as other related facility exit expenses directly resulting from, and attributable to, the exit of these leased facilities. Covid-19 Related Expenses are direct and incremental expenses incurred by the Company to protect the health and safety of Broadridge associates during the Covid-19 outbreak, including expenses associated with monitoring the temperatures for associates entering our facilities, enhancing the safety of our office environment in preparation for workers to return to Company facilities on a more regular basis, ensuring proper social distancing in our production facilities, personal protective equipment, enhanced cleaning measures in our facilities, and other safety related expenses. Investment Gain represents a non-operating, non-cash gain on a privately held investment. Russia-Related Exit Costs are direct and incremental costs associated with the Company’s wind down of business activities in Russia in response to Russia’s invasion of Ukraine, including relocation-related expenses of impacted associates.
We exclude Acquisition and Integration Costs, Real Estate Realignment and Covid-19 Related Expenses, the Investment Gain, and Russia-Related Exit Costs from our Adjusted Operating income (as applicable) and other adjusted earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and enhances comparability across fiscal reporting periods, as these items are not reflective of our underlying operations or performance. We also exclude the impact of Amortization of Acquired Intangibles and Purchased Intellectual Property, as these non-cash amounts are significantly impacted by the timing and size of individual acquisitions and do not factor into the Company's capital allocation decisions, management compensation metrics or multi-year objectives. Furthermore, management believes that this adjustment enables better comparison of our results as Amortization of Acquired Intangibles and Purchased Intellectual Property will not recur in future periods once such intangible assets have been fully amortized. Although we exclude Amortization of Acquired Intangibles and Purchased Intellectual Property from our adjusted earnings measures, our management believes that it is important for investors to understand that these intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets.
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

Reconciliation of Non-GAAP measures to the most directly comparable GAAP measures (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in millions)		(in millions)
Operating income (GAAP)	$107.9	$68.9	$195.4	$172.1
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	53.7	62.5	109.5	131.2
Acquisition and Integration Costs	3.7	7.8	7.7	10.7
Real Estate Realignment and Covid-19 Related Expenses (a)	—	1.7	—	3.5
Russia-Related Exit Costs (c)	7.9	—	10.5	—
Adjusted Operating income (Non-GAAP)	$173.1	$140.8	$323.2	$317.5
Operating income margin (GAAP)	8.3%	5.5%	7.6%	7.0%
Adjusted Operating income margin (Non-GAAP)	13.4%	11.2%	12.5%	12.9%

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net earnings (GAAP)	$57.5	$47.2	$108.0	$114.4
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	53.7	62.5	109.5	131.2
Acquisition and Integration Costs	3.7	7.8	7.7	10.7
Real Estate Realignment and Covid-19 Related Expenses (a)	—	1.7	—	3.5
Investment Gain	—	(7.5)	—	(7.5)
Russia-Related Exit Costs (c)	6.8	—	9.3	—
Subtotal of adjustments	64.1	64.4	126.6	137.8
Tax impact of adjustments (d)	(13.2)	(14.3)	(26.4)	(28.7)
Adjusted Net earnings (Non-GAAP)	$108.4	$97.3	$208.2	$223.5

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Diluted earnings per share (GAAP)	$0.48	$0.40	$0.91	$0.97
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.45	0.53	0.92	1.11
Acquisition and Integration Costs	0.03	0.07	0.06	0.09
Real Estate Realignment and Covid-19 Related Expenses (b)	—	0.01	—	0.03
Investment Gain	—	(0.06)	—	(0.06)
Russia-Related Exit Costs	0.06	—	0.08	—
Subtotal of adjustments	0.54	0.54	1.06	1.16
Tax impact of adjustments (d)	(0.11)	(0.12)	(0.22)	(0.24)
Adjusted earnings per share (Non-GAAP)	$0.91	$0.82	$1.75	$1.89
(a) Real Estate Realignment were ($0.1 million) and ($0.2 million) for the three and six months ended December 31, 2021, respectively. Covid-19 Related Expenses were $1.8 million and $3.7 million for the three and six months ended December 31, 2021, respectively.
(b) Real Estate Realignment Expenses impacted Adjusted earnings per share by $0.00 for the three and six months ended December 31, 2021. Covid-19 Related Expenses impacted Adjusted earnings per share by $0.02 and $0.03 for the three and six months ended December 31, 2021, respectively.
(c) Total Russia-Related Exit Costs were $6.8 million, comprised of $7.9 million of operating expenses, offset by a gain of $1.2 million in non-operating income for the three months ended December 31, 2022. For the six months ended December 31, 2022, total costs were $9.3 million, comprised of $10.5 million of operating expenses, offset by the gain of $1.2 million in non-operating income.
(d) Calculated using the GAAP effective tax rate, adjusted to exclude $0.5 million and $7.2 million of excess tax benefits associated with stock-based compensation for the three and six months ended December 31, 2022, respectively, and $7.1 million and $11.5 million of excess tax benefits associated with stock-based compensation for the three and six months ended December 31, 2021, respectively. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Six Months Ended December 31,
	2022	2021
	(in millions)
Net cash flows used in operating activities (GAAP)	$(81.4)	$(94.6)
Capital expenditures and Software purchases and capitalized internal use software	(33.1)	(29.2)
Free cash flow (Non-GAAP)	$(114.5)	$(123.8)

	Three Months Ended December 31, 2022

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	9%	9%	12%	10%	9%
Impact of foreign currency exchange	1%	2%	—%	—%	1%
Recurring revenue growth constant currency (Non-GAAP)	9%	11%	12%	11%	10%

	Six Months Ended December 31, 2022

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	6%	10%	14%	10%	9%
Impact of foreign currency exchange	—%	2%	—%	—%	1%
Recurring revenue growth constant currency (Non-GAAP)	6%	12%	14%	11%	9%

	Three Months Ended December 31, 2022

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	6%	(5%)	2%
Impact of foreign currency exchange	6%	3%	5%
Recurring revenue growth constant currency (Non-GAAP)	12%	(3%)	6%

	Six Months Ended December 31, 2022

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	8%	(1%)	4%
Impact of foreign currency exchange	5%	2%	4%
Recurring revenue growth constant currency (Non-GAAP)	13%	1%	8%

	Three Months Ended December 31, 2022	Six Months Ended December 31, 2022

Consolidated	Total	Total
Recurring revenue growth (GAAP)	6%	7%
Impact of foreign currency exchange	2%	2%
Recurring revenue growth constant currency (Non-GAAP)	8%	9%
Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	December 31, 2022	June 30, 2022
	(in millions)
Cash and cash equivalents:
Domestic cash	$72.9	$43.4
Cash held by foreign subsidiaries	142.8	114.3
Cash held by regulated entities	64.3	67.0
Total cash and cash equivalents	$280.0	$224.7

At December 31, 2022, Cash and cash equivalents were $280.0 million and Total stockholders’ equity was $1,786.6 million. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.

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
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at December 31, 2022	Carrying value at December 31, 2022	Carrying value at June 30, 2022	Unused Available Capacity	Fair Value at December 31, 2022
			(in millions)
Long-term debt
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$335.0	$335.0	$25.0	$765.0	$335.0
Multicurrency tranche	April 2026	—	—	—	400.0	—
Total Revolving Credit Facility		335.0	335.0	25.0	1,165.0	335.0

Fiscal 2021 Term Loans	May 2024	1,540.0	1,536.9	1,535.8	—	1,540.0

Fiscal 2016 Senior Notes	June 2026	500.0	497.7	497.4	—	468.8
Fiscal 2020 Senior Notes	December 2029	750.0	743.8	743.4	—	636.0
Fiscal 2021 Senior Notes	May 2031	1,000.0	992.0	991.5	—	816.0
Total Senior Notes		2,250.0	2,233.5	2,232.3	—	1,920.8

Total debt		$4,125.0	$4,105.4	$3,793.0	$1,165.0	$3,795.8
Future principal payments on our outstanding debt are as follows:

Years ending June 30,	2023	2024	2025	2026	2027	Thereafter	Total
(In millions)	$—	$1,540.0	$—	$835.0	$—	$1,750.0	$4,125.0
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
In March 2021, the Company entered into a term credit agreement, as amended on December 23, 2021 (“Term Credit Agreement”), providing for term loan commitments in an aggregate principal amount of $2.55 billion, comprised of a $1.0 billion tranche (“Tranche 1”) and a $1.55 billion tranche (“Tranche 2,” together with Tranche 1, the “Fiscal 2021 Term Loans”). The Tranche 1 Loan was repaid in full in May 2021. The Tranche 2 Loans will mature in May 2024 on the third anniversary of the Funding Date. The proceeds of the Fiscal 2021 Term Loans were used by the Company to solely finance the Itiviti Acquisition and pay certain fees and expenses in connection therewith. Interest on the outstanding portion of the Fiscal 2021 Term Loans bears interest at LIBOR plus 0.875% per annum (subject to step-ups to LIBOR plus 1.250% or a step-down to LIBOR plus 0.750% based on ratings).

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
Cash Flows

	Six Months Ended December 31,
			Change
	2022	2021	$
	(in millions)
Net cash flows used in operating activities	$(81.4)	$(94.6)	$13.2
Net cash flows used in investing activities	(35.1)	(53.9)	18.8
Net cash flows provided by financing activities	176.9	159.2	17.6
Effect of exchange rate changes on Cash and cash equivalents	(5.0)	(4.1)	(0.9)
Net change in Cash and cash equivalents	$55.3	$6.6	$48.7

Free cash flow:
Net cash flows used in operating activities (GAAP)	$(81.4)	$(94.6)	$13.2
Capital expenditures and Software purchases and capitalized internal use software	(33.1)	(29.2)	(3.9)
Free cash flow (Non-GAAP)	$(114.5)	$(123.8)	$9.3
The decrease in cash used in operating activities of $13.2 million in the six months ended December 31, 2022, as compared to the six months ended December 31, 2021, was primarily due to an increase in accounts receivable collections as well as decreased client-related platform implementation and development, partially offset by lower net earnings, as compared to the prior year period.
The decrease in cash used in investing activities of $18.8 million in the six months ended December 31, 2022, as compared to the six months ended December 31, 2021, was primarily driven by $13.3 million of acquisition activity in the prior year.
The increase in cash provided by financing activities of $17.6 million in the six months ended December 31, 2022, as compared to the six months ended December 31, 2021, primarily reflects higher net debt proceeds, partially offset by higher dividends paid and lower proceeds from the exercise of stock options compared to the prior year period.
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

Contractual Obligations
Data Center Agreements
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The migration of data center processing to IBM was completed in August 2012. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which now expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. On July 28, 2021, the Company entered into a novation agreement with IBM (the “U.S. Novation Agreement”) pursuant to which IBM novated the Amended IT Services Agreement to Kyndryl, Inc., an entity formed in connection with IBM’s spin-off of its managed infrastructure services business (“Kyndryl”), effective September 1, 2021. Fixed minimum commitments remaining under the Amended IT Services Agreement at December 31, 2022 are $108.4 million through fiscal year 2027, the final year of the Amended IT Services Agreement.
In December 2019, the Company and IBM entered into an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and that such transferred employees are expected to continue providing services to the Company on behalf of IBM under the Private Cloud Agreement. Pursuant to the Private Cloud Agreement, the Company agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide to IBM. The transfer of the Hardware and Maintenance Contracts to IBM closed on September 30, 2020 for a selling price of $18.0 million. On July 28, 2021, IBM novated the Private Cloud Agreement to Kyndryl, effective September 1, 2021, pursuant to the U.S. Novation Agreement. Fixed minimum commitments remaining under the Private Cloud Agreement at December 31, 2022 are $154.9 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company will migrate from the existing dedicated on-premises solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). The Company has the right to renew the term of the Amended EU IT Services Agreement for up to one additional 12-month period or one additional 24-month period. On August 19, 2021, the Company entered into a novation agreement with IBM UK pursuant to which IBM UK novated the EU IT Services Agreement to Kyndryl UK Limited, effective September 1, 2021. Fixed minimum commitments remaining under the Amended EU IT Services Agreement at December 31, 2022 are $14.7 million through fiscal year 2029, the final year of the contract.
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at December 31, 2022 are $204.5 million through December 31, 2026.
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $40.1 million as of December 31, 2022, which represents the carrying value of the Company's investments.
In addition, as of December 31, 2022, the Company has a future commitment to fund $0.9 million to one of the Company’s other investees.

Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at December 31, 2022.
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
In January 2022, we executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of our net investment in our subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of our U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At December 31, 2022, our position on the cross-currency swaps was an asset of $97.0 million, and is recorded as part of Other non-current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. We have elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in our Condensed Consolidated Statements of Earnings.
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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures about market risk previously disclosed in Item 7A. of our 2022 Annual Report.
Item 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. The Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2022 were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our second fiscal quarter ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2022 - October 31, 2022	1,568	$144.32	—	9,586,545
November 1, 2022 - November 30, 2022	212	144.60	—	9,586,545
December 1, 2022 - December 31, 2022	999	142.39	—	9,586,545
Total	2,779	$143.65	—
_____________
(1)Represents shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2)During the fiscal quarter ended December 31, 2022, the Company did not repurchase shares of common stock under its share repurchase program. At December 31, 2022, the Company had 9.6 million shares available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and six months ended December 31, 2022 and 2021, (ii) condensed consolidated statements of comprehensive income for the three and six months ended December 31, 2022 and 2021, (iii) condensed consolidated balance sheets as of December 31, 2022 and June 30, 2022, (iv) condensed consolidated statements of cash flows for the six months ended December 31, 2022 and 2021, (v) condensed consolidated statements of stockholders’ equity for the three and six months ended December 31, 2022 and 2021, and (vi) the notes to the condensed consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: February 2, 2023	By:	/s/ Edmund L. Reese
Edmund L. Reese
Corporate Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)