Form 10-Q
period 2023-03-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2023-05-02
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 27, 2023, was 117,980,540 shares.

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

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended March 31,		Nine Months Ended March 31,
		2023	2022	2023	2022
Revenues	(Note 3)	$1,645.7	$1,533.7	$4,221.9	$3,986.2
Operating expenses:
Cost of revenues		1,137.7	1,077.6	3,116.4	2,970.1
Selling, general and administrative expenses		221.2	210.1	623.3	597.9
Total operating expenses		1,358.9	1,287.7	3,739.7	3,568.0
Operating income		286.8	246.0	482.2	418.2
Interest expense, net	(Note 5)	(38.5)	(20.0)	(99.5)	(64.0)
Other non-operating income (expenses), net		1.8	(2.7)	(5.3)	(0.7)
Earnings before income taxes		250.1	223.3	377.4	353.4
Provision for income taxes	(Note 14)	51.6	46.8	70.9	62.4
Net earnings		$198.5	$176.6	$306.5	$291.0

Basic earnings per share		$1.69	$1.51	$2.61	$2.50
Diluted earnings per share		$1.67	$1.49	$2.58	$2.46

Weighted-average shares outstanding:
Basic	(Note 4)	117.7	116.8	117.6	116.5
Diluted	(Note 4)	119.1	118.6	118.9	118.5

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net earnings	$198.5	$176.6	$306.5	$291.0
Other comprehensive income (loss), net:
Foreign currency translation adjustments	76.6	(58.3)	(58.5)	(160.8)
Pension and post-retirement liability adjustment, net of taxes of $0.0 and $(0.2) for the three months ended March 31, 2023 and 2022, respectively; and $0.0 and $(0.5) for the nine months ended March 31, 2023 and 2022, respectively	—	0.5	0.1	1.5
Cash flow hedge amortization, net of taxes of $(0.1) and $(0.1) for the three months ended March 31, 2023 and 2022, respectively; and $(0.2) and $(0.2) for the nine months ended March 31, 2023 and 2022, respectively	0.2	0.2	0.6	0.6
Total other comprehensive income (loss), net	76.8	(57.6)	(57.8)	(158.7)
Comprehensive income	$275.4	$119.0	$248.7	$132.3

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		March 31, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents		$331.6	$224.7
Accounts receivable, net of allowance for doubtful accounts of $6.9 and $6.8, respectively		1,096.2	946.9
Other current assets		140.4	156.8
Total current assets		1,568.2	1,328.4
Property, plant and equipment, net		138.1	150.9
Goodwill		3,447.2	3,484.9
Intangible assets, net		892.9	1,077.1
Deferred client conversion and start-up costs	(Note 8)	1,519.6	1,232.3
Other non-current assets	(Note 9)	866.4	895.3
Total assets		$8,432.3	$8,168.8
Liabilities and Stockholders’ Equity
Current liabilities:
Payables and accrued expenses	(Note 10)	$958.8	$1,114.9
Contract liabilities		204.2	198.5
Total current liabilities		1,163.0	1,313.4
Long-term debt	(Note 11)	4,076.6	3,793.0
Deferred taxes		396.6	446.1
Contract liabilities		314.0	215.8
Other non-current liabilities	(Note 12)	483.3	481.5
Total liabilities		6,433.4	6,249.8
Commitments and contingencies	(Note 15)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 117.7 and 117.3 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,424.0	1,344.7
Retained earnings		2,874.5	2,824.0
Treasury stock, at cost: 36.7 and 37.2 shares, respectively		(2,017.0)	(2,024.8)
Accumulated other comprehensive income (loss)	(Note 16)	(284.2)	(226.3)
Total stockholders’ equity		1,998.9	1,919.1
Total liabilities and stockholders’ equity		$8,432.3	$8,168.8

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net earnings	$306.5	$291.0
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization	63.7	62.4
Amortization of acquired intangibles and purchased intellectual property	162.8	192.0
Amortization of other assets	95.3	97.6
Write-down of long-lived asset and related charges	2.7	9.5
Stock-based compensation expense	57.4	54.8
Deferred income taxes	(49.5)	47.7
Other	(16.5)	(17.8)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Increase in Accounts receivable, net	(112.2)	(134.7)
(Increase) decrease in Other current assets	15.6	(54.1)
Decrease in Payables and accrued expenses	(180.2)	(152.7)
Increase in Contract liabilities	15.2	36.1
Non-current assets and liabilities:
Increase in Other non-current assets	(405.7)	(515.0)
Increase in Other non-current liabilities	139.1	69.3
Net cash flows provided by (used in) operating activities	94.1	(13.9)
Cash Flows From Investing Activities
Capital expenditures	(21.4)	(21.9)
Software purchases and capitalized internal use software	(25.4)	(32.5)
Acquisitions, net of cash acquired	—	(13.3)
Other investing activities	(2.3)	(13.2)
Net cash flows used in investing activities	(49.1)	(81.0)
Cash Flows From Financing Activities
Debt proceeds	750.0	600.0
Debt repayments	(470.0)	(320.5)
Dividends paid	(245.7)	(215.9)
Purchases of Treasury stock	(3.7)	(2.1)
Proceeds from exercise of stock options	35.1	50.4
Other financing activities	(2.5)	(8.2)
Net cash flows provided by financing activities	63.3	103.6
Effect of exchange rate changes on Cash and cash equivalents	(1.4)	(6.0)
Net change in Cash and cash equivalents	106.9	2.7
Cash and cash equivalents, beginning of period	224.7	274.5
Cash and cash equivalents, end of period	$331.6	$277.2
Supplemental disclosure of cash flow information:
Cash payments made for interest	$85.8	$46.3
Cash payments made for income taxes, net of refunds	$93.3	$68.4
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$0.3	$12.0

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2022	154.5	$1.6	$1,401.9	$2,761.3	$(2,017.2)	$(361.0)	$1,786.6
Comprehensive income (loss)	—	—	—	198.5	—	76.8	275.4
Stock option exercises	—	—	2.9	—	—	—	2.9
Stock-based compensation	—	—	20.5	—	—	—	20.5
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(1.2)	—	(1.2)
Treasury stock reissued (0.1 shares)	—	—	(1.3)	—	1.3	—	—
Common stock dividends ($0.725 per share)	—	—	—	(85.4)	—	—	(85.4)
Balances, March 31, 2023	154.5	$1.6	$1,424.0	$2,874.5	$(2,017.0)	$(284.2)	$1,998.9

	Nine Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2022	154.5	$1.6	$1,344.7	$2,824.0	$(2,024.8)	$(226.3)	$1,919.1
Comprehensive income (loss)	—	—	—	306.5	—	(57.8)	248.7
Stock option exercises	—	—	33.9	—	—	—	33.9
Stock-based compensation	—	—	56.9	—	—	—	56.9
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(3.7)	—	(3.7)
Treasury stock reissued (0.5 shares)	—	—	(11.5)	—	11.5	—	—
Common stock dividends ($2.175 per share)	—	—	—	(256.0)	—	—	(256.0)
Balances, March 31, 2023	154.5	$1.6	$1,424.0	$2,874.5	$(2,017.0)	$(284.2)	$1,998.9

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2021	154.5	$1.6	$1,307.7	$2,549.1	$(2,018.4)	$(91.9)	$1,748.1
Comprehensive income (loss)	—	—	—	176.6	—	(57.6)	119.0
Stock option exercises	—	—	10.7	—	—	—	10.7
Stock-based compensation	—	—	18.4	—	—	—	18.4
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(0.4)	—	(0.4)
Treasury stock reissued (0.2 shares)	—	—	(3.5)	—	3.5	—	—
Common stock dividends ($0.64 per share)	—	—	—	(74.8)	—	—	(74.8)
Balances, March 31, 2022	154.5	$1.6	$1,333.4	$2,650.9	$(2,015.3)	$(149.5)	$1,821.0

	Nine Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2021	154.5	$1.6	$1,245.5	$2,583.8	$(2,030.9)	$9.2	$1,809.1
Comprehensive income (loss)	—	—	—	291.0	—	(158.7)	132.3
Stock option exercises	—	—	51.3	—	—	—	51.3
Stock-based compensation	—	—	54.3	—	—	—	54.3
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(2.1)	—	(2.1)
Treasury stock reissued (0.8 shares)	—	—	(17.7)	—	17.7	—	—
Common stock dividends ($1.92 per share)	—	—	—	(223.9)	—	—	(223.9)
Balances, March 31, 2022	154.5	$1.6	$1,333.4	$2,650.9	$(2,015.3)	$(149.5)	$1,821.0

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
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with SEC requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest, entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on August 12, 2022. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position on March 31, 2023 and June 30, 2022, the results of its operations for the three and nine months ended March 31, 2023 and 2022, its cash flows for the nine months ended March 31, 2023 and 2022, and its changes in stockholders’ equity for the three and nine months ended March 31, 2023 and 2022. Certain prior period amounts have been reclassified to conform to the current year presentation where applicable.
Beginning with the first quarter of fiscal year 2023, the Company changed reporting for segment revenues, segment earnings (loss) before income taxes, and segment amortization of acquired intangibles and purchased intellectual property to reflect the impact of actual foreign exchange rates applicable to the individual periods presented. The presentation of these metrics for the prior periods provided in this Form 10-Q has been changed to conform to the current period presentation. Total consolidated revenues and earnings before income taxes were not impacted. Please refer to Note 3, “Revenue Recognition” and Note 17, “Interim Financial Data by Segment.”
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

	Three Months Ended March 31,		Nine Months Ended March 31,

	2023	2022	2023	2022
	(in millions)
Investor Communication Solutions
Regulatory	$345.7	$320.9	$697.1	$652.6
Data-driven fund solutions	102.0	90.2	290.9	262.0
Issuer	57.7	46.3	108.2	90.5
Customer communications	188.0	171.3	507.3	460.3
Total ICS Recurring revenues	693.5	628.7	1,603.5	1,465.4

Equity and other	29.2	25.0	83.9	77.1
Mutual funds	22.6	33.6	68.2	122.5
Total ICS Event-driven revenues	51.8	58.6	152.1	199.6

Distribution revenues	511.9	472.1	1,341.6	1,240.5

Total ICS Revenues	$1,257.2	$1,159.4	$3,097.2	$2,905.5

Global Technology and Operations
Capital markets	$245.8	$241.4	$707.8	$671.0
Wealth and investment management	142.7	133.0	416.9	409.7
Total GTO Recurring revenues	388.5	374.3	1,124.6	1,080.7

Total Revenues	$1,645.7	$1,533.7	$4,221.9	$3,986.2

Revenues by Type
Recurring revenues	$1,082.0	$1,003.0	$2,728.2	$2,546.1
Event-driven revenues	51.8	58.6	152.1	199.6
Distribution revenues	511.9	472.1	1,341.6	1,240.5
Total Revenues	$1,645.7	$1,533.7	$4,221.9	$3,986.2

Contract Balances
The following table provides information about contract assets and liabilities:

	March 31, 2023	June 30, 2022
	(in millions)
Contract assets	$110.7	$118.5
Contract liabilities	$518.1	$414.3
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
During the nine months ended March 31, 2023, contract assets decreased due to a decrease in software term license revenues, while contract liabilities increased due to the timing of client invoices in relation to the timing of revenue recognized. The Company recognized $212.5 million of revenue during the nine months ended March 31, 2023 that was included in the contract liability balance as of June 30, 2022.

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
The computation of diluted EPS excluded 1.3 million options to purchase Broadridge common stock for the three months ended March 31, 2023, and 1.2 million options to purchase Broadridge common stock for the nine months ended March 31, 2023, as the effect of their inclusion would have been anti-dilutive.
The computation of diluted EPS excluded 0.7 million options to purchase Broadridge common stock for the three months ended March 31, 2022, and 0.7 million options to purchase Broadridge common stock for the nine months ended March 31, 2022, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Weighted-average shares outstanding:
Basic	117.7	116.8	117.6	116.5
Common stock equivalents	1.3	1.8	1.3	2.0
Diluted	119.1	118.6	118.9	118.5

NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Interest expense on borrowings	$(40.3)	$(20.3)	$(104.6)	$(66.1)
Interest income	1.8	0.3	5.1	2.1
Interest expense, net	$(38.5)	$(20.0)	$(99.5)	$(64.0)

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
During the nine months ended March 31, 2023, there were no acquisitions.
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
The following tables set forth the Company’s financial assets and liabilities at March 31, 2023 and June 30, 2022, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.7	$—	$—	$0.7
Other non-current assets:
Securities (a)	132.8	—	—	132.8
Derivative asset	—	95.1	—	95.1
Total assets as of March 31, 2023	$133.5	$95.1	$—	$228.5
Liabilities:
Contingent consideration obligations	—	—	12.0	12.0
Total liabilities as of March 31, 2023	$—	$—	$12.0	$12.0

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities (a)	$0.6	$—	$—	$0.6
Other non-current assets:
Securities	118.0	—	—	118.0
Derivative asset	—	101.4	—	101.4
Total assets as of June 30, 2022	$118.7	$101.4	$—	$220.1
Liabilities:
Contingent consideration obligations	—	—	12.9	12.9
Total liabilities as of June 30, 2022	$—	$—	$12.9	$12.9
_________
(a) Includes investments related to the Company’s Defined Benefit Pension Plans and ERSP

In addition, the Company has non-marketable securities with a carrying amount of $55.6 million and $53.4 million as of March 31, 2023 and June 30, 2022, respectively, that are classified as Level 2 financial assets and included as part of Other non-current assets on the Condensed Consolidated Balance Sheets.
The following table sets forth an analysis of changes during the three and nine months ended March 31, 2023 and 2022, respectively, in Level 3 financial liabilities of the Company:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Beginning balance	$12.0	$18.8	$12.9	$23.2
Net increase (decrease) in contingent consideration liability	—	—	(0.5)	1.1
Foreign currency impact on contingent consideration liability	—	(0.2)	(0.3)	(0.8)
Payments	—	(0.3)	—	(5.2)
Ending balance	$12.0	$18.3	$12.0	$18.3
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year.
NOTE 8. DEFERRED CLIENT CONVERSION AND START-UP COSTS
Deferred client conversion and start-up costs consisted of the following:

	March 31, 2023	June 30, 2022
	(in millions)
Deferred client conversion and start-up costs	$1,506.6	$1,224.7
Other start-up costs	13.0	7.7
Total	$1,519.6	$1,232.3
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
The two main categories of assets comprising Deferred client conversion and start-up costs of $1,519.6 million as of March 31, 2023 consisted of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $1,506.6 million, as well as other start-up costs of $13.0 million. Deferred client conversion and start-up costs of $1,232.3 million as of June 30, 2022 consisted of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $1,224.7 million, as well as other start-up costs of $7.7 million.
The total amount of Deferred client conversion and start-up costs and Deferred sales commission costs amortized in Operating expenses during the three months ended March 31, 2023 and 2022, were $23.6 million and $23.8 million, respectively.
The total amount of Deferred client conversion and start-up costs and Deferred sales commission costs amortized in Operating expenses during the nine months ended March 31, 2023 and 2022, were $71.5 million and $74.5 million, respectively.
NOTE 9. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	March 31, 2023	June 30, 2022
	(in millions)
Long-term investments	$233.8	$221.6
ROU assets (a)	207.2	222.8
Deferred sales commissions costs	112.7	114.2
Contract assets	110.7	118.5
Long-term broker fees	36.8	45.1
Deferred data center costs (b)	16.2	19.0
Other (c)	148.9	154.1
Total	$866.4	$895.3
_________
(a) ROU assets represent the Company’s right to use an underlying asset for the lease term.
(b) Represents deferred data center costs associated with the Company’s information technology services agreements. Please refer to Note 15, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.
(c) Includes $95.1 million and $101.4 million derivative assets as of March 31, 2023 and June 30, 2022, respectively, related to the Company’s cross-currency swap derivative contracts. Please refer to Note 15, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.

NOTE 10. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	March 31, 2023	June 30, 2022
	(in millions)
Accounts payable	$183.8	$244.9
Employee compensation and benefits	272.8	348.1
Accrued broker fees	110.1	154.1
Accrued dividend payable	85.4	75.0
Customer deposits	74.5	58.7
Business process outsourcing administration fees	61.5	65.5
Accrued taxes	50.2	40.9
Operating lease liabilities	38.9	45.4
Other	81.7	82.2
Total	$958.8	$1,114.9

NOTE 11. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at March 31, 2023	Carrying value at March 31, 2023	Carrying value at June 30, 2022	Unused Available Capacity	Fair Value at March 31, 2023
			(in millions)
Long-term debt
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$305.0	$305.0	$25.0	$795.0	$305.0
Multicurrency tranche	April 2026	—	—	—	400.0	—
Total Revolving Credit Facility		305.0	305.0	25.0	1,195.0	305.0

Fiscal 2021 Term Loans	May 2024	1,540.0	1,537.5	1,535.8	—	1,540.0

Fiscal 2016 Senior Notes	June 2026	500.0	497.9	497.4	—	479.5
Fiscal 2020 Senior Notes	December 2029	750.0	744.0	743.4	—	657.2
Fiscal 2021 Senior Notes	May 2031	1,000.0	992.2	991.5	—	842.6
Total Senior Notes		2,250.0	2,234.1	2,232.3	—	1,979.4

Total debt		$4,095.0	$4,076.6	$3,793.0	$1,195.0	$3,824.4
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2023	2024	2025	2026	2027	Thereafter	Total
(in millions)	$—	$1,540.0	$—	$805.0	$—	$1,750.0	$4,095.0

Fiscal 2021 Revolving Credit Facility: In April 2021, the Company entered into an amended and restated $1.5 billion five-year revolving credit facility, as further amended on December 23, 2021 (the “Fiscal 2021 Revolving Credit Facility”), which replaced the $1.5 billion five-year revolving credit facility entered into during March 2019 (the “Fiscal 2019 Revolving Credit Facility”) (together the “Revolving Credit Facilities”). The Fiscal 2021 Revolving Credit Facility is comprised of a $1.1 billion U.S. dollar tranche and a $400.0 million multicurrency tranche.
The weighted-average interest rate on the Revolving Credit Facilities was 5.51% and 4.65% for the three and nine months ended March 31, 2023, and 1.20% and 1.19% for the three and nine months ended March 31, 2022, respectively. The fair value of the variable-rate Fiscal 2021 Revolving Credit Facility borrowings at March 31, 2023 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Under the Fiscal 2021 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Yen, and Swedish Kronor initially bear interest at LIBOR, CDOR, EURIBOR, TIBOR and STIBOR, respectively, plus 1.015% per annum (subject to step-ups to 1.175% and step-downs to 0.805% based on ratings) and revolving loans denominated in Sterling initially bear interest at SONIA plus 1.0476% per annum (subject to step-ups to 1.2076% and step-downs to 0.8376% based on ratings). The Fiscal 2021 Revolving Credit Facility also has an annual facility fee equal to 11.0 basis points on the entire facility (subject to step-ups to 20.0 basis points and step-downs to 7.0 basis points based on ratings). The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2021 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2021 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At March 31, 2023, the Company is in compliance with all covenants of the Fiscal 2021 Revolving Credit Facility.
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
The Company may voluntarily prepay the Tranche 2 Loan in whole or in part and without premium or penalty. In the event of receipt of cash proceeds by the Company or its subsidiaries from certain incurrences of indebtedness, certain equity issuances, and certain sales, transfers or other dispositions of assets, the Company will be required to prepay outstanding Loans, subject to certain limitations and qualifications as set forth in the Term Credit Agreement. The Term Credit Agreement is subject to certain covenants, including a leverage ratio. At March 31, 2023, the Company is in compliance with all covenants of the Fiscal 2021 Term Loans.
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of our assets. At March 31, 2023, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at March 31, 2023 and June 30, 2022 was $479.5 million and $484.3 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of our assets. At March 31, 2023, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at March 31, 2023 and June 30, 2022 was $657.2 million and $658.0 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2021 Senior Notes: In May 2021, the Company completed an offering of $1.0 billion in aggregate principal amount of senior notes (the “Fiscal 2021 Senior Notes”). The Fiscal 2021 Senior Notes will mature on May 1, 2031 and bear interest at a rate of 2.60% per annum. Interest on the Fiscal 2021 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Fiscal 2021 Senior Notes were issued at a price of 99.957% (effective yield to maturity of 2.605%). The indenture governing the Fiscal 2021 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of our assets. At March 31, 2023, the Company is in compliance with the covenants of the indenture governing the Fiscal 2021 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2021 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2021 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2021 Senior Notes at March 31, 2023 and June 30, 2022 was $842.6 million and $837.5 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2021 Revolving Credit Facility, Fiscal 2021 Term Loans, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of March 31, 2023 and June 30, 2022, respectively, there were no outstanding borrowings under these lines of credit.
NOTE 12. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	March 31, 2023	June 30, 2022
	(in millions)
Operating lease liabilities	$211.0	$227.8
Post-employment retirement obligations	177.3	157.8
Non-current income taxes	54.6	45.9
Acquisition related contingencies	7.0	15.6
Other	33.3	34.4
Total	$483.3	$481.5

The Company sponsors a Supplemental Officer Retirement Plan (the “Broadridge SORP”). The Broadridge SORP is a non-qualified ERISA defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. The Broadridge SORP was closed to new participants beginning in fiscal year 2015. The Company also sponsors a Supplemental Executive Retirement Plan (the “Broadridge SERP”). The Broadridge SERP is also a non-qualified ERISA defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key executives upon retirement based upon the executives’ years of service and compensation. The Broadridge SERP was closed to new participants beginning in fiscal year 2015.

The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The Broadridge SORP and SERP are non-qualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $57.0 million at March 31, 2023 and $55.6 million at June 30, 2022 and are included in Other non-current assets in the accompanying Condensed Consolidated Balance Sheets. The SORP and the SERP had a total benefit obligation of $59.1 million at March 31, 2023 and $57.0 million at June 30, 2022 and are included in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 13. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended March 31, 2023 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at December 31, 2022	2,322,499	$107.38	1,021,520	$136.00	306,672	$145.07
Granted	533,971	144.67	50,137	141.43	4,763	141.19
Exercise of stock options (a)	(33,281)	87.93	—	—	—	—
Vesting of restricted stock units	—	—	(25,492)	133.47	—	—
Expired/forfeited	(5,562)	133.41	(19,155)	143.36	(2,761)	141.45
Balances at March 31, 2023 (b),(c)	2,817,627	$114.62	1,027,010	$136.19	308,674	$145.04

(a)Stock options exercised during the period of January 1, 2023 through March 31, 2023 had an aggregate intrinsic value of $1.9 million.
(b)As of March 31, 2023, the Company’s outstanding vested and currently exercisable stock options using the March 31, 2023 closing stock price of $146.57 (approximately 1.7 million shares) had an aggregate intrinsic value of $86.8 million with a weighted-average exercise price of $97.09 and a weighted-average remaining contractual life of 5.3 years. The total of all stock options outstanding as of March 31, 2023 has a weighted-average remaining contractual life of 6.7 years.
(c)As of March 31, 2023, time-based restricted stock units and performance-based restricted stock units expected to vest using the March 31, 2023 closing stock price of $146.57 (approximately 1.0 million and 0.3 million shares, respectively) had an aggregate intrinsic value of $143.7 million and $41.4 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.

The activity related to the Company’s incentive equity awards for the nine months ended March 31, 2023 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2022	2,706,685	$102.34	750,852	$135.94	210,281	$148.59
Granted	562,143	144.12	377,020	139.01	110,624	139.00
Exercise of stock options (a)	(442,894)	76.59	—	—	—	—
Vesting of restricted stock units	—	—	(51,806)	144.48	(5,384)	164.08
Expired/forfeited	(8,307)	137.19	(49,056)	145.34	(6,847)	141.25
Balances at March 31, 2023	2,817,627	$114.62	1,027,010	$136.19	308,674	$145.04
(a)Stock options exercised during the period of July 1, 2022 through March 31, 2023 had an aggregate intrinsic value of $41.6 million.
The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $20.9 million and $18.5 million, as well as related expected tax benefits of $5.0 million and $4.2 million were recognized for the three months ended March 31, 2023 and 2022, respectively. Stock-based compensation expense of $57.4 million and $54.8 million, as well as related expected tax benefits of $13.3 million and $12.4 million were recognized for the nine months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $23.5 million and $69.3 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.1 years and 1.7 years, respectively.
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
NOTE 14. INCOME TAXES

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Provision for income taxes	$51.6	$46.8	$70.9	$62.4
Effective tax rate	20.6%	21.0%	18.8%	17.7%
Excess tax benefits	$0.3	$2.2	$7.5	$13.6

The effective tax rate for the three months ended March 31, 2023 was favorably impacted by higher discrete tax benefits partially offset by a lower excess tax benefit related to equity compensation, as compared to the prior period.
The increase in the effective tax rate for the nine months ended March 31, 2023 was due to lower discrete tax benefits, attributable to the excess tax benefit related to equity compensation, as compared to the prior period.

NOTE 15. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Data Center Agreements
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. On July 28, 2021, the Company entered into a novation agreement with IBM (the “U.S. Novation Agreement”) pursuant to which IBM novated the Amended IT Services Agreement to Kyndryl, Inc. (“Kyndryl”), an entity formed in connection with IBM’s spin-off of its managed infrastructure services business, effective September 1, 2021. Fixed minimum commitments remaining under the Amended IT Services Agreement at March 31, 2023 are $108.7 million through fiscal year 2027, the final year of the Amended IT Services Agreement.
In December 2019, the Company and IBM entered into an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and such transferred employees are expected to continue providing services to the Company on behalf of IBM under the Private Cloud Agreement. Pursuant to the Private Cloud Agreement, the Company agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide to IBM. The transfer of the Hardware and Maintenance Contracts to IBM closed on September 30, 2020 for a selling price of $18.0 million. On July 28, 2021, IBM novated the Private Cloud Agreement to Kyndryl, effective September 1, 2021, pursuant to the U.S. Novation Agreement. Fixed minimum commitments remaining under the Private Cloud Agreement at March 31, 2023 are $154.7 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company migrated from the existing dedicated on-premises solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). On August 19, 2021, the Company entered into a novation agreement with IBM UK pursuant to which IBM UK novated the EU IT Services Agreement to Kyndryl UK Limited, effective September 1, 2021. During the third quarter of 2023, the Amended EU IT Services Agreement was terminated. However, as required by the agreement, Kyndryl UK Limited continues to perform the services. Broadridge is negotiating a new contract with either Kyndryl UK Limited or another provider to replace the Amended EU IT Services Agreement. Prior to the termination of the Amended EU IT Services Agreement, fixed minimum commitments remaining at March 31, 2023 would have been $14.6 million through fiscal year 2029.

Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at March 31, 2023 are $194.0 million through December 31, 2026.
Investments
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $38.7 million as of March 31, 2023, which represents the carrying value of the Company's investment.

In addition, as of March 31, 2023, the Company has a future commitment to fund $0.6 million to one of the Company’s other investees.
Software License Agreements
The Company has incurred the following expenses under software license agreements:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Software License Agreements	$32.8	$31.9	$101.3	$99.7
Fixed Operating Lease Cost
The Company has incurred the following fixed operating lease costs:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Fixed Operating Lease Cost	$9.9	$10.9	$30.2	$34.4

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

Plan Management Corp. Claim
Paramount Financial Communications, Inc. d/b/a Plan Management Corp. (“Plan Management”) and Jonathan Miller filed a complaint on January 28, 2015 in the United States District Court for the Eastern District of Pennsylvania. Plan Management claimed that Broadridge Investor Communication Solutions, Inc. (“BRICS”) breached a marketing agreement between BRICS and Plan Management (the “Marketing Agreement”) and Mr. Miller asserted a fraud claim. The case went to trial in the second fiscal quarter of the Company’s fiscal year 2023. The court dismissed Mr. Miller’s fraud claim and Plan Management’s breach of contract claim went to the jury. On December 7, 2022, the jury found that BRICS breached the Marketing Agreement and acted with gross negligence and willful misconduct. Plan Management has filed a motion for post-judgment interest, and Mr. Miller has filed a motion for a new trial on his fraud claim. BRICS has filed post-trial motions to vacate or reduce the verdict and will file an appeal if necessary. Based on the merits of those post-trial motions and in light of the facts and circumstances of the case at this time, the Company does not believe that a loss is probable in this matter.
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

In January 2022, the Company executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of its net investment in its subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At March 31, 2023, the Company’s position on the cross-currency swaps was an asset of $95.1 million, and is recorded as part of Other non-current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. The Company has elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in the Company’s Condensed Consolidated Statements of Earnings.
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
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect subsidiary, which is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At March 31, 2023, BBPO was in compliance with this net capital requirement.
BBPO, as a “Managing Clearing Member” of the Options Clearing Corporation (the “OCC”), is also subject to OCC Rule 309(b) with respect to the business process outsourcing services that it provides to other OCC “Managed Clearing Member” broker-dealers. OCC Rule 309(b) requires BBPO to maintain a minimum net capital amount. At March 31, 2023, BBPO was in compliance with this net capital requirement.
In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At March 31, 2023, Matrix Trust Company was in compliance with its capital requirements.

NOTE 16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three and nine months ended March 31, 2023, and 2022, respectively:

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at December 31, 2022	$(349.2)	$(4.8)	$(6.9)	$(361.0)
Other comprehensive income/(loss) before reclassifications	76.6	—	—	76.6
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.2	0.2
Balances at March 31, 2023	$(272.6)	$(4.8)	$(6.7)	$(284.2)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2022	$(214.1)	$(4.8)	$(7.4)	$(226.3)
Other comprehensive income/(loss) before reclassifications	(58.5)	—	—	(58.5)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.1	0.6	0.7
Balances at March 31, 2023	$(272.6)	$(4.8)	$(6.7)	$(284.2)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at December 31, 2021	$(69.7)	$(14.4)	$(7.8)	$(91.9)
Other comprehensive income/(loss) before reclassifications	(58.3)	—	—	(58.3)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.5	0.2	0.7
Balances at March 31, 2022	$(128.0)	$(13.9)	$(7.6)	$(149.5)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2021	$32.9	$(15.4)	$(8.2)	$9.2
Other comprehensive income/(loss) before reclassifications	(160.8)	—	—	(160.8)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	1.5	0.6	2.1
Balances at March 31, 2022	$(128.0)	$(13.9)	$(7.6)	$(149.5)

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
Segment results:

	Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Investor Communication Solutions	$1,257.2	$1,159.4	$3,097.2	$2,905.5
Global Technology and Operations	388.5	374.3	1,124.6	1,080.7
Total	$1,645.7	$1,533.7	$4,221.9	$3,986.2

	Earnings (Loss) before Income Taxes
	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Investor Communication Solutions	$255.5	$220.0	$380.4	$361.2
Global Technology and Operations	47.6	48.6	131.9	101.1
Other	(53.1)	(45.2)	(134.9)	(108.8)
Total	$250.1	$223.3	$377.4	$353.4

The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in millions)
Investor Communication Solutions	$13.3	$16.0	$43.7	$53.0
Global Technology and Operations	39.9	44.8	119.1	139.0
Total	$53.3	$60.8	$162.8	$192.0

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

Revenue and Recurring revenue are useful metrics for investors in understanding how management measures and evaluates the Company’s ongoing operational performance. See “Results of Operations” as well as Note 3, “Revenue Recognition” to our Condensed Consolidated Financial Statements in this Form 10-Q.

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
The key performance indicators for the three and nine months ended March 31, 2023, and 2022, are as follows:

	Select Operating Metrics

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

Record Growth
Equity positions (Stock records)	10%	17%	10%	21%
Mutual fund/ETF positions (Interim records)	6%	10%	8%	15%

Internal Trade Growth	1%	(6)%	4%	(1)%

Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and nine months ended March 31, 2023 compared to the three and nine months ended March 31, 2022. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the nine months ended March 31, 2023, mutual fund proxy revenues were 59% lower compared to the nine months ended March 31, 2022. During fiscal year 2022, mutual fund proxy revenues were 57% greater than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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

The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For the three and nine months ended March 31, 2023 and for the fiscal year ended June 30, 2022, we reported Closed sales net of a 5.0% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
Closed sales for the three months ended March 31, 2023 were $61.6 million, an increase of $4.6 million, or 8%, compared to $57.0 million for the three months ended March 31, 2022. Closed sales for the three months ended March 31, 2023 and March 31, 2022 are net of an allowance adjustment of $3.2 million and $3.0 million, respectively.
Closed sales for the nine months ended March 31, 2023 were $156.0 million, a decrease of $12.9 million, or 8%, compared to $169.0 million for the nine months ended March 31, 2022. Closed sales for the nine months ended March 31, 2023 and March 31, 2022 are net of an allowance adjustment of $8.2 million and $8.9 million, respectively.
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
Conflict in Ukraine
We are monitoring the events related to Russia’s invasion of Ukraine and have been actively managing any exposure we may have through a cross-functional taskforce that includes members of our senior management. We have historically had a limited presence in Russia, and we have no presence in Ukraine. We do not store any client data in Russia. Prior to the conflict, we had approximately 280 associates in St. Petersburg, Russia who provided software development and support services for several of our GTO products, less than 2% of our total associates. We have historically provided services to a very small number of Russian entities and subsidiaries of Russian entities. The revenues from those services represented less than 0.1% of our total revenues in fiscal year 2022 and our outstanding accounts receivable from these entities is de minimis. We are in the process of terminating and winding down these relationships and have closed our operations in Russia. We have moved the services provided in Russia to other locations in Europe and Asia. We are monitoring and believe we are in compliance with all global sanctions arising out of Russia’s invasion of Ukraine. We have taken actions to enhance our information security defenses in response to the Ukraine conflict. We do not expect the Ukraine conflict and the actions we are taking in response to have a material impact on our core operations or financial results.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended March 31, 2023 and 2022, and the dollar and percentage changes between periods:

	Three Months Ended March 31,
			Change
	2023	2022	$	%
	(in millions, except per share amounts)
Revenues	$1,645.7	$1,533.7	$112.0	7
Cost of revenues	1,137.7	1,077.6	60.1	6
Selling, general and administrative expenses	221.2	210.1	11.1	5
Total operating expenses	1,358.9	1,287.7	71.2	6

Operating income	286.8	246.0	40.8	17
Margin	17.4%	16.0%
Interest expense, net	(38.5)	(20.0)	(18.6)	93
Other non-operating income (expenses), net	1.8	(2.7)	4.6	(167)
Earnings before income taxes	250.1	223.3	26.8	12
Provision for income taxes	51.6	46.8	4.8	10
Effective tax rate	20.6%	21.0%
Net earnings	$198.5	$176.6	$22.0	12
Basic earnings per share	$1.69	$1.51	$0.18	12
Diluted earnings per share	$1.67	$1.49	$0.18	12

Weighted-average shares outstanding:
Basic	117.7	116.8
Diluted	119.1	118.6

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended March 31, 2023 and 2022, and the dollar and percentage changes between periods:

	Three Months Ended March 31,
			Change
	2023	2022	$	%
	($ in millions)
Recurring revenues	$1,082.0	$1,003.0	$78.9	8
Event-driven revenues	51.8	58.6	(6.8)	(12)
Distribution revenues	511.9	472.1	39.8	8
Total	$1,645.7	$1,533.7	$112.0	7

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	5pts	0pts	-1pt	8%
Revenues increased $112.0 million, or 7%, to $1,645.7 million from $1,533.7 million.
•Recurring revenues increased $78.9 million, or 8%, to $1,082.0 million. Recurring revenue growth constant currency (Non-GAAP) was 9%, all organic, driven by Net New Business growth in GTO and ICS and Internal Growth, primarily in our ICS business.
•Event-driven revenues decreased $6.8 million, or 12%, primarily due to the decrease in volume of mutual fund proxy communications.
•Distribution revenues increased $39.8 million primarily driven by the impact of the postage rate increase of approximately $33.0 million.
Total operating expenses. Operating expenses increased $71.2 million, or 6%, to $1,358.9 million from $1,287.7 million, primarily as a result of the increase in cost of revenues:
•Cost of revenues - The increase of $60.1 million in cost of revenues primarily reflects the impact of higher postage and distribution expenses in our Investor Communication Solutions segment of $41.5 million.
•Selling, general and administrative expenses - The increase of $11.1 million in selling, general, and administrative expenses primarily reflects higher compensation expenses of $6.5 million.
Interest expense, net. Interest expense, net was $38.5 million, an increase of $18.6 million, from $20.0 million for the three months ended March 31, 2022. The increase of $18.6 million was primarily due to an increase in interest expense from higher borrowing costs, partially offset by savings from the Company’s cross-currency swap transaction.
Other non-operating expense, net. Other non-operating income, net for the three months ended March 31, 2023 was $1.8 million, compared to other non-operating expense, net of $2.7 million for the three months ended March 31, 2022. The increased income of $4.6 million was primarily due to higher net gains on retirement assets in the current year period.
Provision for income taxes.
•Effective tax rate for the three months ended March 31, 2023: 20.6%
•Effective tax rate for the three months ended March 31, 2022: 21.0%
The effective tax rate for the three months ended March 31, 2023 was favorably impacted by higher discrete tax benefits partially offset by a lower excess tax benefit related to equity compensation, as compared to the prior period.

Nine Months Ended March 31, 2023 versus Nine Months Ended March 31, 2022
The table below presents Condensed Consolidated Statements of Earnings data for the nine months ended March 31, 2023 and 2022, and the dollar and percentage changes between periods:

	Nine Months Ended March 31,
			Change
	2023	2022	$	%
	(in millions, except per share amounts)
Revenues	$4,221.9	$3,986.2	$235.7	6
Cost of revenues	3,116.4	2,970.1	146.3	5
Selling, general and administrative expenses	623.3	597.9	25.4	4
Total operating expenses	3,739.7	3,568.0	171.6	5

Operating income	482.2	418.2	64.1	15
Margin	11.4%	10.5%
Interest expense, net	(99.5)	(64.0)	(35.5)	55
Other non-operating income (expenses), net	(5.3)	(0.7)	(4.5)	NM
Earnings before income taxes	377.4	353.4	24.0	7
Provision for income taxes	70.9	62.4	8.5	14
Effective tax rate	18.8%	17.7%
Net earnings	$306.5	$291.0	$15.5	5
Basic earnings per share	$2.61	$2.50	$0.11	4
Diluted earnings per share	$2.58	$2.46	$0.12	5

Weighted average shares outstanding:
Basic	117.6	116.5
Diluted	118.9	118.5
NM - Not Meaningful

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the nine months ended March 31, 2023 and 2022, and the dollar and percentage changes between periods:

	Nine Months Ended March 31,
			Change
	2023	2022	$	%
	($ in millions)
Recurring revenues	$2,728.2	$2,546.1	$182.1	7
Event-driven revenues	152.1	199.6	(47.5)	(24)
Distribution revenues	1,341.6	1,240.5	101.1	8
Total	$4,221.9	$3,986.2	$235.7	6

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	5pts	0pts	-2pts	7%
Revenues increased $235.7 million, or 6%, to $4,221.9 million from $3,986.2 million.
•Recurring revenues increased $182.1 million, or 7% to $2,728.2 million. Recurring revenue growth constant currency (Non-GAAP) was 9%, all organic, driven by Net New Business growth and Internal Growth in both ICS and GTO.
•Event-driven revenues decreased $47.5 million, or 24%, primarily due to the decrease in volume of mutual fund proxy communications.
•Distribution revenues increased $101.1 million primarily driven by the impact of the postage rate increase of approximately $86.2 million.
Total operating expenses. Operating expenses increased $171.6 million, or 5%, to $3,739.7 million from $3,568.0 million as a result of an increase in both cost of revenues and selling, general and administrative expenses:
•Cost of revenues - The increase of $146.3 million in cost of revenues primarily reflects the impact of higher postage and distribution expenses in our Investor Communication Solutions segment of $131.1 million.
•Selling, general and administrative expenses - The increase of $25.4 million in selling, general, and administrative expenses primarily reflects higher compensation expenses of $16.4 million and higher technology related expenses of $4.0 million.
Interest expense, net. Interest expense, net was $99.5 million, an increase of $35.5 million, from $64.0 million for the nine months ended March 31, 2022. The increase of $35.5 million was primarily due to an increase in interest expense from higher borrowing costs, partially offset by savings from the Company’s cross-currency swap transaction.
Other non-operating expense, net. Other non-operating expense, net for the nine months ended March 31, 2023 was $5.3 million, compared to other non-operating expense, net of $0.7 million for the nine months ended March 31, 2022. The increased expense of $4.5 million was primarily due to higher net gains on investments in the prior year period.
Provision for income taxes.
•Effective tax rate for the nine months ended March 31, 2023: 18.8%
•Effective tax rate for the nine months ended March 31, 2022: 17.7%
The increase in the effective tax rate for the nine months ended March 31, 2023 was due to lower discrete tax benefits, attributable to the excess tax benefit related to equity compensation, as compared to the prior period.

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
Revenues

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$1,257.2	$1,159.4	$97.8	8	$3,097.2	$2,905.5	$191.7	7
Global Technology and Operations	388.5	374.3	14.1	4	1,124.6	1,080.7	43.9	4
Total	$1,645.7	$1,533.7	$112.0	7	$4,221.9	$3,986.2	$235.7	6
Earnings Before Income Taxes

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$255.5	$220.0	$35.5	16	$380.4	$361.2	$19.2	5
Global Technology and Operations	47.6	48.6	(1.0)	(2)	131.9	101.1	30.9	30
Other	(53.1)	(45.2)	(7.8)	17	(134.9)	(108.8)	(26.1)	24
Total	$250.1	$223.3	$26.8	12	$377.4	$353.4	$24.0	7
The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$13.3	$16.0	$(2.7)	(17)	$43.7	$53.0	$(9.3)	(18)
Global Technology and Operations	39.9	44.8	(4.9)	(11)	119.1	139.0	(19.9)	(14)
Total	$53.3	$60.8	$(7.6)	(12)	$162.8	$192.0	$(29.2)	(15)

Investor Communication Solutions
Revenues for the three months ended March 31, 2023 increased $97.8 million to $1,257.2 million from $1,159.4 million, and earnings before income taxes increased $35.5 million to $255.5 million from $220.0 million.
Revenues for the nine months ended March 31, 2023 increased $191.7 million to $3,097.2 million from $2,905.5 million, and earnings before income taxes increased $19.2 million to $380.4 million from $361.2 million.

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions)				($ in millions)
Revenues
Recurring revenues	$693.5	$628.7	$64.8	10	$1,603.5	$1,465.4	$138.2	9
Event-driven revenues	51.8	58.6	(6.8)	(12)	152.1	199.6	(47.5)	(24)
Distribution revenues	511.9	472.1	39.8	8	1,341.6	1,240.5	101.1	8
Total	$1,257.2	$1,159.4	$97.8	8	$3,097.2	$2,905.5	$191.7	7

Earnings Before Income Taxes
Earnings before income taxes	$255.5	$220.0	$35.5	16	$380.4	$361.2	$19.2	5
Pre-tax Margin	20.3%	19.0%			12.3%	12.4%

	Three Months Ended March 31, 2023
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	7pts	0pts	-1pt	10%

	Nine Months Ended March 31, 2023
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	5pts	5pts	0pts	-1pt	9%
For the three months ended March 31, 2023:
•Recurring revenues increased $64.8 million, or 10%, to $693.5 million. Recurring revenue growth constant currency (Non-GAAP) was 11%, all organic, driven by Internal Growth and Net New Business.
•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Regulatory rose 8% and 8%, respectively, driven by equity position growth of 10% in the quarter and mutual fund/ETF position growth of 6%;
◦Data-driven fund solutions rose 13% and 14%, respectively, driven by growth in our mutual fund trade processing business;
◦Issuer rose 25% and 25%, respectively, driven by growth in our registered shareholder solutions and disclosure solutions; and
◦Customer communications rose 10% and 10%, respectively, driven by higher print and digital communications.
•Event-driven revenues decreased $6.8 million, or 12%, primarily due to the decrease in volume of mutual fund proxy communications.
•Distribution revenues increased $39.8 million, or 8%, primarily driven by the impact of the postage rate increase of approximately $32.9 million.

•Earnings before income taxes increased $35.5 million, or 16%, to $255.5 million. The earnings benefit from higher Recurring revenue was partially offset by lower event-driven revenue. Operating expenses rose 7%, or $62.3 million, to $1,001.7 million. Amortization expense from acquired intangibles decreased by $2.7 million to $13.3 million in the three months ended March 31, 2023 from $16.0 million in the prior period. Pre-tax margins increased by 1.3% to 20.3% from 19.0% in the prior period.
For the nine months ended March 31, 2023:
•Recurring revenues increased $138.2 million, or 9%, to $1,603.5 million. Recurring revenue growth constant currency (Non-GAAP) was 10%, all organic, driven by Net New Business and Internal Growth.
•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Regulatory rose 7% and 7%, respectively, driven by equity position growth of 10% and mutual fund/ETF position growth of 8%;
◦Data-driven fund solutions rose 11% and 13%, respectively, driven by growth in our mutual fund trade processing business and continued growth in our data and analytics solutions;
◦Issuer rose 20% and 20%, respectively, with growth across all product solutions; and
◦Customer communications rose 10% and 10%, respectively, driven by higher print and digital communications.
•Event-driven revenues decreased $47.5 million, or 24%, primarily due to the decrease in volume of mutual fund proxy communications.
•Distribution revenues increased $101.1 million, or 8%, driven by the impact of the postage rate increase of approximately $86.2 million.
•Earnings before income taxes increased $19.2 million, or 5%, to $380.4 million. The earnings benefit from higher Recurring revenue was offset by lower event-driven revenue. Operating expenses rose 7%, or $172.5 million, to $2,716.9 million. Amortization expense from acquired intangibles decreased by $9.3 million to $43.7 million in the nine months ended March 31, 2023 from $53.0 million in the prior period. Pre-tax margins decreased by 0.1% to 12.3% from 12.4%.

Global Technology and Operations
Revenues for the three months ended March 31, 2023 increased $14.1 million to $388.5 million from $374.3 million, and earnings before income taxes decreased $1.0 million to $47.6 million from $48.6 million.
Revenues for the nine months ended March 31, 2023 increased $43.9 million to $1,124.6 million from $1,080.7 million, and earnings before income taxes increased $30.9 million to $131.9 million from $101.1 million.

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions)				($ in millions)
Revenues
Recurring revenues	$388.5	$374.3	$14.1	4	$1,124.6	$1,080.7	$43.9	4

Earnings Before Income Taxes
Earnings before income taxes	$47.6	$48.6	$(1.0)	(2)	$131.9	$101.1	$30.9	30
Pre-tax Margin	12.3%	13.0%			11.7%	9.4%

	Three Months Ended March 31, 2023
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	2pts	0pts	-3pts	4%

	Nine Months Ended March 31, 2023
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	4pts	0pts	-4pts	4%

For the three months ended March 31, 2023:
•Recurring revenues increased $14.1 million, or 4%, to $388.5 million. Recurring revenue growth constant currency (Non-GAAP) was 7%, all organic, driven by Net New Business and Internal Growth.
•By product line, Recurring revenue growth and the corresponding Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Capital Markets rose 2% and 5%, respectively, driven primarily by revenue from Net New Business. Internal Growth was flat as the impact of higher Internal Trade Growth was offset by lower license revenue; and
◦Wealth and Investment Management rose 7% and 10%, respectively, driven by revenue from Net New Business and Internal Growth.
•Earnings before income taxes decreased $1.0 million. GTO earnings were impacted in the quarter by a decline in high margin term license revenue. Pre-tax margins decreased by 0.7 percentage points to 12.3% from 13.0%. Amortization expense from acquired intangibles decreased by $4.9 million to $39.9 million in the three months ended March 31, 2023 from $44.8 million in the prior year period due to the impact of changes in foreign currency exchange rates and the completion of the amortization period of certain acquired intangibles.
For the nine months ended March 31, 2023:
•Recurring revenues increased $43.9 million, or 4%, to $1,124.6 million. Recurring revenue growth constant currency (Non-GAAP) was 8%, all organic, driven by Net New Business and Internal Growth.

• By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Capital Markets rose 5% and 10%, respectively, driven by the BTCS business, as well as Net New Business and Internal Growth; and
◦Wealth and Investment Management rose 2% and 4%, respectively, driven by revenue from Net New Business.
•Earnings before income taxes increased $30.9 million, driven primarily by the $43.9 million growth in Recurring revenues, partially offset by increased labor costs to support onboarding of new business. Pre-tax margins increased by 2.3 percentage points to 11.7% from 9.4%. Amortization expense from acquired intangibles decreased by $19.9 million to $119.1 million for the nine months ended March 31, 2023 from $139.0 million in the prior year period due to the impact of changes in foreign currency exchange rates and the completion of the amortization period of certain acquired intangibles.
Other
Loss before income taxes was $53.1 million for the three months ended March 31, 2023, an increase of $7.8 million compared to $45.2 million for the three months ended March 31, 2022.
•The increased loss before income taxes was primarily due to an $18.6 million increase in net interest expense, partially offset by $5.2 million in higher net gains on retirement fund investments and lower compensation related expenses of $4.2 million.
Loss before income taxes was $134.9 million for the nine months ended March 31, 2023, an increase of $26.1 million compared to $108.8 million for the nine months ended March 31, 2022.
•The increased loss before income taxes was primarily due to a $35.5 million increase in net interest expense, partially offset by lower corporate expenses.
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

Reconciliation of Non-GAAP measures to the most directly comparable GAAP measures (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in millions)		(in millions)
Operating income (GAAP)	$286.8	$246.0	$482.2	$418.2
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	53.3	60.8	162.8	192.0
Acquisition and Integration Costs	3.3	3.1	11.0	13.8
Real Estate Realignment and Covid-19 Related Expenses (a)	—	3.3	—	6.8
Russia-Related Exit Costs (c)	1.5	—	12.0	—
Adjusted Operating income (Non-GAAP)	$344.8	$313.3	$668.0	$630.8
Operating income margin (GAAP)	17.4%	16.0%	11.4%	10.5%
Adjusted Operating income margin (Non-GAAP)	21.0%	20.4%	15.8%	15.8%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in millions)		(in millions)
Net earnings (GAAP)	$198.5	$176.6	$306.5	$291.0
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	53.3	60.8	162.8	192.0
Acquisition and Integration Costs	3.3	3.1	11.0	13.8
Real Estate Realignment and Covid-19 Related Expenses (a)	—	3.3	—	6.8
Investment Gain	—	—	—	(7.5)
Russia-Related Exit Costs (c)	1.5	—	10.8	—
Subtotal of adjustments	58.0	67.2	184.6	205.1
Tax impact of adjustments (d)	(12.0)	(15.4)	(38.4)	(44.1)
Adjusted Net earnings (Non-GAAP)	$244.5	$228.4	$452.7	$452.0

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Diluted earnings per share (GAAP)	$1.67	$1.49	$2.58	$2.46
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.45	0.51	1.37	1.62
Acquisition and Integration Costs	0.03	0.03	0.09	0.12
Real Estate Realignment and Covid-19 Related Expenses (b)	—	0.03	—	0.06
Investment Gain	—	—	—	(0.06)
Russia-Related Exit Costs	0.01	—	0.09	—
Subtotal of adjustments	0.49	0.57	1.55	1.73
Tax impact of adjustments (d)	(0.10)	(0.13)	(0.32)	(0.37)
Adjusted earnings per share (Non-GAAP)	$2.05	$1.93	$3.81	$3.81
(a) Real Estate Realignment Expenses were $0.7 million and $0.5 million for the three and nine months ended March 31, 2022, respectively. Covid-19 Related Expenses were $2.6 million and $6.3 million for the three and nine months ended March 31, 2022, respectively.
(b) Real Estate Realignment Expenses impacted Adjusted earnings per share by $0.01 and less than $0.01 for the three and nine months ended March 31, 2022, respectively. Covid-19 Related Expenses impacted Adjusted earnings per share by $0.02 and $0.05 for the three and nine months ended March 31, 2022, respectively.
(c) Russia-Related Exit Costs were $1.5 million for the three months ended March 31, 2023. For the nine months ended March 31, 2023, Russia-Related Exit Costs were $10.8 million, comprised of $12.0 million of operating expenses, offset by a gain of $1.2 million in non-operating income.
(d) Calculated using the GAAP effective tax rate, adjusted to exclude $0.3 million and $7.5 million of excess tax benefits associated with stock-based compensation for the three and nine months ended March 31, 2023, respectively, and $2.2 million and $13.6 million of excess tax benefits associated with stock-based compensation for the three and nine months ended March 31, 2022, respectively. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Nine Months Ended March 31,
	2023	2022
	(in millions)
Net cash flows provided by (used in) operating activities (GAAP)	$94.1	$(13.9)
Capital expenditures and Software purchases and capitalized internal use software	(46.8)	(54.4)
Free cash flow (Non-GAAP)	$47.3	$(68.4)

	Three Months Ended March 31, 2023

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	8%	13%	25%	10%	10%
Impact of foreign currency exchange	1%	1%	—%	—%	1%
Recurring revenue growth constant currency (Non-GAAP)	8%	14%	25%	10%	11%

	Nine Months Ended March 31, 2023

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	7%	11%	20%	10%	9%
Impact of foreign currency exchange	—%	2%	—%	—%	1%
Recurring revenue growth constant currency (Non-GAAP)	7%	13%	20%	10%	10%

	Three Months Ended March 31, 2023

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	2%	7%	4%
Impact of foreign currency exchange	3%	2%	3%
Recurring revenue growth constant currency (Non-GAAP)	5%	10%	7%

	Nine Months Ended March 31, 2023

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	5%	2%	4%
Impact of foreign currency exchange	5%	2%	4%
Recurring revenue growth constant currency (Non-GAAP)	10%	4%	8%

	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2023

Consolidated	Total	Total
Recurring revenue growth (GAAP)	8%	7%
Impact of foreign currency exchange	1%	2%
Recurring revenue growth constant currency (Non-GAAP)	9%	9%
Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	March 31, 2023	June 30, 2022
	(in millions)
Cash and cash equivalents:
Domestic cash	$71.5	$43.4
Cash held by foreign subsidiaries	188.3	114.3
Cash held by regulated entities	71.8	67.0
Total cash and cash equivalents	$331.6	$224.7

At March 31, 2023, Cash and cash equivalents were $331.6 million and Total stockholders’ equity was $1,998.9 million. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.

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
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at March 31, 2023	Carrying value at March 31, 2023	Carrying value at June 30, 2022	Unused Available Capacity	Fair Value at March 31, 2023
			(in millions)
Long-term debt
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$305.0	$305.0	$25.0	$795.0	$305.0
Multicurrency tranche	April 2026	—	—	—	400.0	—
Total Revolving Credit Facility		305.0	305.0	25.0	1,195.0	305.0

Fiscal 2021 Term Loans	May 2024	1,540.0	1,537.5	1,535.8	—	1,540.0

Fiscal 2016 Senior Notes	June 2026	500.0	497.9	497.4	—	479.5
Fiscal 2020 Senior Notes	December 2029	750.0	744.0	743.4	—	657.2
Fiscal 2021 Senior Notes	May 2031	1,000.0	992.2	991.5	—	842.6
Total Senior Notes		2,250.0	2,234.1	2,232.3	—	1,979.4

Total debt		$4,095.0	$4,076.6	$3,793.0	$1,195.0	$3,824.4
Future principal payments on our outstanding debt are as follows:

Years ending June 30,	2023	2024	2025	2026	2027	Thereafter	Total
(In millions)	$—	$1,540.0	$—	$805.0	$—	$1,750.0	$4,095.0
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
Please refer to Note 11, “Borrowings” to our Condensed Consolidated Financial Statements in Item 1. of Part I of this Quarterly Report on Form 10-Q for a more detailed discussion.
Cash Flows

	Nine Months Ended March 31,
			Change
	2023	2022	$
	(in millions)
Net cash flows provided by (used in) operating activities	$94.1	$(13.9)	$108.1
Net cash flows used in investing activities	(49.1)	(81.0)	31.9
Net cash flows provided by financing activities	63.3	103.6	(40.3)
Effect of exchange rate changes on Cash and cash equivalents	(1.4)	(6.0)	4.6
Net change in Cash and cash equivalents	$106.9	$2.7	$104.2

Free cash flow:
Net cash flows provided by (used in) operating activities (GAAP)	$94.1	$(13.9)	$108.1
Capital expenditures and Software purchases and capitalized internal use software	(46.8)	(54.4)	7.6
Free cash flow (Non-GAAP)	$47.3	$(68.4)	$115.7
The increase in cash provided by operating activities of $108.1 million in the nine months ended March 31, 2023, as compared to the nine months ended March 31, 2022, was primarily due to an increase in accounts receivable collections, an increase in advanced client billings, and higher net earnings, coupled with a decrease in client-related platform implementation and development, as compared to the prior year period.
The decrease in cash used in investing activities of $31.9 million in the nine months ended March 31, 2023, as compared to the nine months ended March 31, 2022, was primarily driven by $13.3 million of acquisition activity in the prior year, as well as higher software purchases and capitalized IUS in the prior year period.
The decrease in cash provided by financing activities of $40.3 million in the nine months ended March 31, 2023, as compared to the nine months ended March 31, 2022, primarily reflects higher dividends paid and lower proceeds from the exercise of stock options compared to the prior year period.
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

Contractual Obligations
Data Center Agreements
In March 2010, the Company and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “IT Services Agreement”), under which IBM provided certain aspects of the Company’s information technology infrastructure. Under the IT Services Agreement, IBM provided a broad range of technology services to the Company, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. In December 2019, the Company and IBM amended and restated the IT Services Agreement (the “Amended IT Services Agreement”), which expires on June 30, 2027. The Company has the option of incorporating additional services into the Amended IT Services Agreement over time. The Company may renew the term of the Amended IT Services Agreement for up to one additional 12-month period. On July 28, 2021, the Company entered into a novation agreement with IBM (the “U.S. Novation Agreement”) pursuant to which IBM novated the Amended IT Services Agreement to Kyndryl, Inc., an entity formed in connection with IBM’s spin-off of its managed infrastructure services business (“Kyndryl”), effective September 1, 2021. Fixed minimum commitments remaining under the Amended IT Services Agreement at March 31, 2023 are $108.7 million through fiscal year 2027, the final year of the Amended IT Services Agreement.
In December 2019, the Company and IBM entered into an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which IBM will operate, manage and support the Company’s private cloud global distributed platforms and products, and operate and manage certain Company networks. The Private Cloud Agreement has an initial term of approximately 10 years and three months, expiring on March 31, 2030. As a result of the Private Cloud Agreement, the Company transferred certain of its employees in April 2020 to IBM and its affiliates, and that such transferred employees are expected to continue providing services to the Company on behalf of IBM under the Private Cloud Agreement. Pursuant to the Private Cloud Agreement, the Company agreed to transfer the ownership of certain Company-owned hardware (the “Hardware”) located at Company facilities worldwide to IBM. The transfer of the Hardware and Maintenance Contracts to IBM closed on September 30, 2020 for a selling price of $18.0 million. On July 28, 2021, IBM novated the Private Cloud Agreement to Kyndryl, effective September 1, 2021, pursuant to the U.S. Novation Agreement. Fixed minimum commitments remaining under the Private Cloud Agreement at March 31, 2023 are $154.7 million through March 31, 2030, the final year of the contract.
In March 2014, the Company and IBM United Kingdom Limited (“IBM UK”) entered into an Information Technology Services Agreement (the “EU IT Services Agreement”), under which IBM UK provides data center services supporting the Company’s technology outsourcing services for certain clients in Europe and Asia. The EU IT Services Agreement would have expired in October 2023. In December 2019, the Company amended the existing EU IT Services Agreement whereby the Company migrated from the existing dedicated on-premises solution to a managed Broadridge private cloud environment provided by IBM, as well as extended the term of the EU IT Services Agreement to June 2029 (the “Amended EU IT Services Agreement”). On August 19, 2021, the Company entered into a novation agreement with IBM UK pursuant to which IBM UK novated the EU IT Services Agreement to Kyndryl UK Limited, effective September 1, 2021. During the third quarter of 2023, the Amended EU IT Services Agreement was terminated. However, as required by the agreement, Kyndryl UK Limited continues to perform the services. Broadridge is negotiating a new contract with either Kyndryl UK Limited or another provider to replace the Amended EU IT Services Agreement. Prior to the termination of the Amended EU IT Services Agreement, fixed minimum commitments remaining at March 31, 2023 would have been $14.6 million through fiscal year 2029.
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at March 31, 2023 are $194.0 million through December 31, 2026.
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $38.7 million as of March 31, 2023, which represents the carrying value of the Company's investments.
In addition, as of March 31, 2023, the Company has a future commitment to fund $0.6 million to one of the Company’s other investees.

Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at March 31, 2023.
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
In January 2022, we executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of our net investment in our subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of our U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At March 31, 2023, our position on the cross-currency swaps was an asset of $95.1 million, and is recorded as part of Other non-current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. We have elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in our Condensed Consolidated Statements of Earnings.
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
Item 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. The Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2023 were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our third fiscal quarter ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2023 - January 31, 2023	1,017	$149.82	—	9,586,545
February 1, 2023 - February 28, 2023	6,208	153.38	—	9,586,545
March 1, 2023 - March 31, 2023	620	139.99	—	9,586,545
Total	7,845	$151.86	—
_____________
(1)Represents shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2)During the fiscal quarter ended March 31, 2023, the Company did not repurchase shares of common stock under its share repurchase program. At March 31, 2023, the Company had 9.6 million shares available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

Item 6.    EXHIBITS
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Broadridge Financial Solutions, Inc. Director Deferred Compensation Plan (Amended and Restated Effective December 7, 2022).

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and nine months ended March 31, 2023 and 2022, (ii) condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2023 and 2022, (iii) condensed consolidated balance sheets as of March 31, 2023 and June 30, 2022, (iv) condensed consolidated statements of cash flows for the nine months ended March 31, 2023 and 2022, (v) condensed consolidated statements of stockholders’ equity for the three and nine months ended March 31, 2023 and 2022, and (vi) the notes to the condensed consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: May 2, 2023	By:	/s/ Edmund L. Reese
Edmund L. Reese
Corporate Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)