Form 10-K
period 2023-06-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2023-08-08
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value, as of December 31, 2022, of common stock held by non-affiliates of the registrant was $15,676,528,458.
As of August 4, 2023, there were 118,116,862 shares of the registrant’s common stock outstanding (excluding 36,344,265 shares held in treasury), par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of June 30, 2023 are incorporated by reference into Part III.

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

ITEM 1.    Business
The Broadridge Business
Broadridge, a Delaware corporation and a part of the S&P 500® Index (“S&P”), is a global financial technology leader providing investor communications and technology-driven solutions to banks, broker-dealers, asset and wealth managers, public companies, investors and mutual funds. With over 60 years of experience, including over 15 years as an independent public company, we provide integrated solutions and an important infrastructure that powers the financial services industry. Our solutions enable better financial lives by powering investing, governance and communications and help reduce the need for our clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities.
We operate our business in two reportable segments: Investor Communication Solutions and Global Technology and Operations.
Investor Communication Solutions
Our Regulatory Solutions, Data-Driven Fund Solutions, Corporate Issuer Solutions, and Customer Communications Solutions are provided as part of the Investor Communication Solutions segment. The Investor Communication Solutions segment is the larger of our two business segments and its revenues represented approximately 75% and 75% of our total Revenues in fiscal years 2023 and 2022, respectively, including the foreign exchange impact from revenues generated in currencies other than the United States of America (“U.S.”) dollar. See “Analysis of Reportable Segments — Revenues” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We provide the following services and solutions through our Investor Communication Solutions segment:
Regulatory Solutions
We handle the entire proxy materials distribution and voting process for our bank, broker-dealer, corporate issuer and fund clients. We offer traditional hard copy and electronic services for the delivery of proxy materials to investors and collection of consents; maintenance of a rules engine and database that contains the delivery method preferences of our clients’ customers; posting of documents on their websites; email notification to investors notifying them that proxy materials are available; and proxy voting via paper, telephone, online or mobile app. We have the ability to combine stockholder communications for multiple stockholders residing at the same address which we accomplish by having ascertained the delivery preferences of investors. We also offer proxy vote solicitation services for the registered clients of fund companies, efficiently managing the entire proxy campaign. In addition, we provide a complete outsourced solution for the processing of all international institutional and retail proxies, including shareholder disclosure management.
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

Given the large number of Nominees involved in the beneficial proxy process resulting from the large number of beneficial shareholders, we play a unique, central and integral role in ensuring that the beneficial proxy process occurs without issue for Nominees, companies, funds and investors. A large number of Nominees have contracted out the processes of distributing proxy materials and tabulating voting instructions to us. Nominees accomplish this by entering into agreements with Broadridge and transferring to us via powers of attorney the authority to execute a proxy, which authority the Nominee receives from the DTCC via an omnibus proxy. Through our agreements with Nominees for the provision of beneficial proxy services, we take on the responsibility of ensuring that the account holders of Nominees receive proxy materials on a timely basis digitally or in print, that their voting instructions are conveyed to the companies and funds conducting solicitations and that these services are fulfilled in accordance with the requirements of their particular solicitation. In order for us to provide the beneficial proxy services effectively, we interface and coordinate directly with each company and/or fund to ensure that the services are performed in an accurate and timely manner. As it would increase the costs for companies and funds to work with all of the Nominees through which their shares are held beneficially, companies and funds work with us for the performance of all the tasks and processes necessary to ensure that proxy materials are distributed on a timely basis to all beneficial owners and that their votes are accurately reported.
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
Our pass-through voting solutions support fund clients in providing individual investors the ability to participate in the proxy voting process, helping them to expand their investor engagement efforts and receive valuable input for important investment decisions. Broadridge’s institutional solution helps asset managers split the vote in portfolio companies and pass directly to institutional investors on a proportional basis. For retail investors, our solutions allow funds to poll their investors on voting preferences and provides investors the ability to give voting instructions, set standard voting preferences, or potentially cast a vote at pre-determined meetings.
In addition to our proxy services, we provide regulatory communications services that assist our fund clients in meeting their regulatory requirements. These services include prospectus delivery, distribution of annual and semi-annual shareholder reports, trade confirmations, account statements and other communications. Our clients have the ability to create and distribute these communications via print, e-delivery, online and mobile. In addition to our fund solutions, we also provide a range of other regulatory communications solutions, including reorganization communications notifying investors of U.S. reorganizations or corporate action events such as tender offers, mergers and acquisitions, and bankruptcies, and global class action services for the identification, filing and recovery of class actions and collective redress proceedings involving securities and other financial products.
In addition, we provide international corporate governance solutions addressing our clients’ needs within Europe, the Middle East and Africa (“EMEA”) and the Asia-Pacific (“APAC”) region. These solutions include our global proxy and shareholder rights compliance services, as well as environmental, social and governance (“ESG”) offerings and shareholder meeting analytics. Our international solutions help clients sharpen focus on their core businesses while helping them maintain global regulatory compliance, reduce costs, improve efficiency and gain data insights.

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
Through our Retirement and Workplace Trade Processing Solutions business (“Broadridge Retirement and Workplace”), we provide automated mutual fund and exchange-traded funds trade processing services for financial institutions that submit trades on behalf of their clients such as qualified and non-qualified retirement plans and individual wealth accounts. Our trust, trading and settlement services are integrated into our product suite thereby strengthening Broadridge’s role as a provider of insight, technology and business process outsourcing to the asset management, wealth, and retirement industry. In addition, we provide fiduciary-focused learning and development, software and technology, and data and analytics services to advisors, institutions and asset managers across the retirement and wealth ecosystem.
Through our Fund Communication Solutions business, we provide fund managers with a single, integrated provider to manage data, perform calculations, compose documents, manage regulatory compliance and disseminate information across multiple jurisdictions. Our solutions help fund managers increase distribution opportunities, comply with both United Kingdom domestic and European Union regulations such as Solvency II and MiFID II, and makes information easily accessible for investors in a digital format. We also provide support to fund managers with document and data dissemination in the European market. This enables the receipt by distributors and investors of complete, accurate and timely information supporting fund sales.
Corporate Issuer Solutions
We provide governance and communications services to corporate issuers supporting a full range of public company functions, including the annual meeting of stockholders, SEC reporting, capital markets transactions, transfer agency, shareholder engagement and ESG solutions. Our services provide corporate issuers a single source solution that spans the entire corporate disclosure and shareholder communications lifecycle.
Our governance and communications services include a full suite of annual meeting and shareholder engagement solutions:
•Proxy services – we provide complete project management for the entire annual meeting process including registered and beneficial proxy materials distribution, vote processing and tabulation through our ShareLink® solution.
•Virtual Shareholder Meeting™ – electronic annual meetings via webcast, either on a stand-alone basis, or in conjunction with in-person annual meetings, including shareholder validation and voting services and the ability for shareholders to ask questions and for management to respond during the meetings.
•We offer tools for corporate issuers to help them better engage with their shareholders and other stakeholders in connection with the annual meeting process as well as on an ongoing basis throughout the year. These services provide aggregated shareholder data and analytics, shareholder delivery preferences and voting trends.
•Our ESG services provide consulting in support of issuers and their ESG journey. The services include peer ESG disclosure benchmarking, ESG strategy and policy development, greenhouse gas emission assessments, and ESG and sustainability report content development. We also offer an ESG dashboard that provides ESG consensus ratings to allow corporate issuers to assess the progress of their ESG ratings and disclosure relative to their selection of peer companies.
Our disclosure solutions provide compliance reporting and transactional reporting services for public companies, including the following:
•SEC Filing Services: proxy and annual report design and digitization, SEC filing, printing and web hosting services, as well as year-round SEC reporting including document composition, EDGARization and XBRL tagging.
•Capital Markets Transactional Services – typesetting, composition, printing and SEC filing services for capital markets transactions such as initial public offerings, spin-offs, acquisitions, and securities offerings. In addition, we provide transaction support services such as virtual deal rooms and translation services.

We also provide registrar, stock transfer and record-keeping services through our transfer agency services. Our transfer agency services address the needs public companies have for more efficient and reliable stockholder record maintenance and communication services. In addition, we provide corporate actions services, including acting as the exchange agent, paying agent, or tender agent in support of acquisitions, initial public offerings and other significant corporate transactions. We also provide abandoned property compliance and reporting services.
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
These services include digital and physical delivery of critical communications. Our physical delivery services operate through a network of seven highly automated facilities across North America. The Broadridge Communications CloudSM is an omni-channel platform (the “Communications Cloud”) that provides our clients the flexibility to implement only the modules and delivery channels needed to address their specific communication needs. The platform’s open application programming interfaces and self-servicing tools help our clients improve their communications systems’ efficiency and productivity. Through the Communications Cloud, our clients can:

•develop transactional, regulatory, and marketing communications with relevant, self-service content that drives customer action;
•deliver customer communications across print, digital, email, short message service (SMS) and emerging channels, such as interactive microsites and personal cloud services, with one connection; and
•gain comprehensive reporting and analytics to improve communications and increase engagement based on customer behaviors.

Global Technology and Operations
Transactions involving securities and other financial market instruments can, for example, originate with an institutional or retail investor who places an order with a broker who in turn routes that order to an appropriate market for execution. At that point, the parties to the transaction coordinate payment and settlement of the transaction through a clearinghouse. The records of the parties involved must then be updated to reflect completion of the transaction. The transaction must comply with tax, custody, accounting and record-keeping requirements, and the customer’s account information must correctly reflect the transaction. The accurate processing of trading activity from its initial inception and custody activity requires effective automation and information flow across multiple systems and functions within the firm and across the systems of the various parties that participate in the execution of a transaction.
Our Global Technology and Operations business provides the non-differentiating yet mission-critical infrastructure to the global financial markets. As a leading software as a service (“SaaS”) provider, we offer capital markets, wealth and investment management firms modern technology to enable growth, simplify their technology stacks and mutualize costs. Our highly scalable, resilient, component-based solutions automate the front-to-back transaction lifecycle of equity, mutual fund, fixed income, foreign exchange and exchange-traded derivatives, from order capture and execution through trade confirmation, margin, cash management, clearing and settlement, reference data management, reconciliations, securities financing and collateral management, asset servicing, compliance and regulatory reporting, portfolio accounting and custody-related services. Our Wealth Management business provides solutions for advisors and investors and also streamlines back- and middle-office operations for broker-dealers by providing systems for critical post-trade activities, including books and records, transaction processing, clearance and settlement, and reporting. Our Investment Management business provides portfolio and order management solutions for traditional and alternative asset managers, which bring insights into trading, portfolio construction, risk and analytics. Our solutions connect asset managers to a global network of broker-dealers for trade execution and post-trade matching and confirmation. In addition, we provide business process outsourcing services for our buy- and sell-side clients’ businesses. These services combine our technology with our operations expertise to support the entire trade lifecycle, including securities clearing and settlement, reconciliations, record-keeping, wealth management asset servicing, and custody-related functions.

The Global Technology and Operations segment’s revenues represented approximately 25% and 25% of our total Revenues in fiscal years 2023 and 2022, respectively, which gives effect to the foreign exchange impact from revenues generated in currencies other than the U.S. dollar. See “Analysis of Reportable Segments — Revenues” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Services and solutions offered through the Global Technology and Operations segment include the following:

Capital Markets Solutions
We provide a set of multi-asset, multi-entity and multi-currency trading, connectivity and post-trade solutions that support processing of securities transactions in equities, options, fixed income securities, foreign exchange, exchange-traded derivatives and mutual funds. Largely provided on a SaaS basis within large user communities, Broadridge’s technology is a global solution, processing trades, clearance and settlement in over 100 countries. Our solutions enable global capital markets firms to access market liquidity, drive more effective market making and efficient front-to-back trade processing.
These services include reference data management, securities financing, securities-based lending, collateral management, trade and transaction reporting, reconciliations, financial messaging and asset servicing. Our solutions can be deployed as a complete solution as well as discrete components supporting financial institutions.
In addition, we provide comprehensive fixed income transaction processing capabilities to support clearance, settlement, custody, P&L reporting and regulatory reporting for domestic and foreign fixed income instruments. Our solution includes extensive support for mortgage-backed securities and other structured products. It is a multi-currency, multi-entity solution that provides position and balance information, in addition to detailed accounting, financing, collateral management, and repurchase agreement functionality. The solution offers straight-through-processing capabilities, enterprise-wide integration and a robust technology infrastructure - all focused on supporting firms specializing in the fixed income marketplace.
Through Broadridge Trading and Connectivity Solutions, we offer a set of global front-office trade order and execution management systems and connectivity solutions that enable market participants to connect and trade. The combination of the front-office solutions from the 2021 acquisition of Itiviti Holding AB (“Itiviti”) and our post-trade product suite and other capital markets capabilities enables our clients to streamline their front-to-back technology platforms and operations and increase straight-through-processing efficiencies, across equities, fixed income, exchange-traded derivatives, and other asset classes.
Wealth and Investment Management Solutions
Our Wealth Management business delivers technology solutions, critical data and digital marketing services to enable full-service, regional and independent broker-dealers and investment advisors to better engage with customers to help grow their business. Our wealth solutions are designed to help optimize advisor productivity, improve investor outcomes, reduce friction in investing, increase financial literacy, and deliver more personalized advice and insights.
With respect to technology solutions, we offer an integrated, modern open-architecture wealth management platform through which we provide enhanced data-centric capabilities to improve the overall client experience across the entire front-, middle- and back-office wealth management lifecycle, including advisor, investor and operational workflows. This comprehensive wealth management platform streamlines all aspects of the service model, allowing our clients to digitally onboard customers, manage advisor compensation for multiple products and service models, and seamlessly transfer and service accounts.
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
Our digital marketing and content capabilities leverage analytics and machine-learning to enable financial advisors and wealth management firms to grow their businesses and deepen relationships with their customers. Financial advisors and wealth management firms can tap into our digital tools and library of omni-channel content to personalize touchpoints to engage their customers and prospects across digital channels including websites, social media, email and mobile.
Our Investment Management business services the global investment management industry with a range of buy-side technology solutions. Our asset management solutions are portfolio management, compliance, fee billing and operational support solutions such as order management, data warehousing, reporting, reference data management, and risk management and portfolio accounting for hedge funds, family offices, alternative asset managers, traditional asset managers and the providers that service this space including prime brokers, fund administrators and custodians. The client base for these services includes institutional asset managers, public funds, start-up or emerging managers through some of the largest global hedge fund complexes and global fund administrators.

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
As financial institutions look to transform and mutualize their mission-critical but non-differentiating operational and support functions, we have the proven technology, scale, innovation, experience and, most importantly, the network to achieve this goal and meet their needs. Our strategy addresses critical industry needs by utilizing our leading platform capabilities. Specifically, our growth strategy is focused on four key themes: (i) extend our strong and growing governance business, (ii) drive further growth in our capital markets business, (iii) build next generation wealth and investment management businesses and (iv) strengthen our international business.

Our business model
We deliver multi-client technology and business process outsourcing services primarily through common SaaS based operations platforms. We create layers of value for clients by harnessing network benefits, providing deep data and analytics, and offering a comprehensive suite of digital capabilities all on a single platform. Our SaaS offerings allow our clients to mutualize key functions and thereby reduce their costs. All of this translates into our core value proposition to be a trusted provider of technology and services across a range of analytical, operational, and reporting functions.

Strong positions in a large and growing financial services market
Our technology and associates power the critical infrastructure and services behind investing, investment governance and investor communications. Broadridge makes our clients stronger, and through them, we enable better financial lives for investors around the globe. Our deep industry knowledge enables our clients to successfully solve complex technological and operational challenges, while adapting to the latest technology trends and regulatory standards. While financial services firms have historically kept much of their technology infrastructure work in-house, there are significant trends working in favor of Broadridge. Specifically, financial services firms globally are spending more on technology, and the respective budgets allocated for such technology are consistently growing year-over-year. Moreover, these firms are devoting a growing percentage of this spend to third-party technology, operations, and services. Broadridge, as a trusted outside service provider, can streamline and better integrate our clients’ infrastructure and business processes. We expect the efficiencies that result from such undertaking by Broadridge will lead to growth in the market for our solutions.

Three attractive growth platforms
Our growth platforms address mission-critical client needs as described below. Through our integrated solutions and scalable infrastructure, we believe we are best positioned to serve them.
•Governance. We create an integrated network through our governance platform that links broker-dealers, public companies, mutual funds, shareholders, and regulators. We continue to grow our governance solutions by transforming content and delivery and improving e-product capabilities to drive higher investor engagement. We aim to be an integral partner to broker-dealers, asset managers and retirement service providers by offering data-driven solutions that help them grow revenue, reduce costs and maintain compliance. We are also helping public companies improve their governance functions, offering an expanding suite of capabilities that allows them to provide better information and accessibility to shareholders. We continue to be a leading provider of investor communications and are at the forefront of delivering richer communication experiences, both digitally and through optimized print and mail services.
•Capital Markets. Global institutions have a strong need to simplify their complex technology environment, and our SaaS-based, global, multi-asset-class technology platforms address this need. As a leader in global trade lifecycle management, we are driving next-generation solutions that simplify our clients’ operations, improve performance and resiliency, evolve to global operating models, adapt to new technologies, and enable our clients to better manage their data. We plan to continue building on our global platform capabilities, enabling our clients to simplify and improve their global operations across cash equity securities and other asset classes. Our 2021 acquisition of Itiviti, for example, expanded our services across the trade lifecycle for equities and exchange-traded derivatives and grew our international reach. We continue to develop component solutions that meet the regulatory, risk, data, and analytics needs of our clients, while also helping to drive more efficient liquidity, price discovery, and improved execution for the firms we serve.

•Wealth and Investment Management. Wealth and investment management clients, including full-service, regional and independent broker-dealers, investment advisors, insurance companies and retirement solutions providers are all undergoing unprecedented change. These firms are in need of partners to help them navigate the demographic shift of advisors and investors, create more engaging client experiences, and deliver operational technologies that are essential to their business. These market dynamics are driving the need for more seamlessly integrated technology, and as well as data-centric digital wealth solutions that better service advisors and investors. This can be achieved by simplifying and modernizing their complicated and interwoven legacy systems. To address these demands, we have developed a holistic wealth management platform solution that provides seamless systems and data integration capabilities. Our platform enables firms to improve advisor productivity, provide a better investor experience, and realize operational process efficiencies.

On-ramp for next-generation technologies
Across financial services, the pace of change is only accelerating. Our clients understand that next-generation technology is a key driving force for change and efficiency and there is a need among our client base to leverage this technology to address their critical business challenges. However, they face obstacles in making the necessary investments and, more importantly, in applying the right talent and intellectual capital, which may be focused on their most differentiating functions. This continues to create opportunities for Broadridge to assist in the areas where we have scale and domain expertise, which includes areas such as artificial intelligence, blockchain, cloud, digital, and other new technologies. By leveraging our services, firms can benefit from highly skilled, experienced personnel with deep industry expertise, while mutualizing the costs and risks of technology innovation. We approach innovation through three actions: experimenting, partnering, and engaging. In turn, we help our clients stay on the cutting edge and realize the benefits of digital transformation at a quicker pace.
High engagement and client-centric culture
Broadridge is client-centric and has created and grown multi-entity infrastructures across a variety of functions with high client satisfaction. We conduct a client satisfaction survey for each of our major business units annually, the results of which are a component of all our associates’ compensation because of the importance of client retention to the achievement of our revenue goals.
We have built a talent network focus of engaged and knowledgeable associates dedicated to serving clients well, which in turn creates a real and sustainable advantage for our business. Supporting this excellent client delivery takes engaged associates, and we are passionate about creating an environment in which every associate can thrive and build their knowledge and skills. All of this creates a culture that benefits our associates, our clients, and our stockholders.

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
In fiscal year 2023, we:
•managed proxy voting for over 750 million equity proxy positions;
•processed over 7 billion investor and customer communications through print and digital channels;
•processed on average over $10 trillion in equity and fixed income trades per day of U.S. and Canadian securities; and
•provided fixed income trade processing services to 20 of the 25 primary dealers of fixed income securities in the U.S.

Competition
We operate in a highly competitive industry. Our Investor Communication Solutions business competes with companies that provide investor communication and corporate governance solutions as well as our clients’ in-house operations. This includes independent proxy distribution service providers, transfer agents, proxy advisory firms, proxy solicitation firms, firms that process proxy votes, and financial printers. We also face competition from numerous firms in the compiling, printing and electronic distribution of statements, bills and other customer communications. Within our Global Technology and Operations business, our capital markets solutions compete with in-house operations and vendors that provide trade processing, back-office record keeping, and sell-side order and execution management systems. Similarly, our wealth management solutions compete with service providers that deliver data, technology solutions, and marketing services, and our investment management solutions compete with firms that provide portfolio management, compliance and operational support solutions.
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
Most of our systems and applications operate in highly resilient data centers that employ multiple active power and cooling distribution paths and redundant components. Additionally, the data centers provide infrastructure capacity and capability to permit any planned activity without disruption to the critical load, and can sustain at least one worst-case, unplanned failure or event with no critical load impact. Our geographically dispersed processing centers also provide disaster recovery and business continuity processing.
Product Development
We manage a diverse portfolio of products and services across our core businesses. Our products and services are designed with reliability, availability, scalability, and flexibility so that we can fully meet our clients’ processing needs. These products and services are built in a manner that allows us to meet the breadth and depth of requirements of our clients in a highly efficient manner. We continually upgrade, enhance, and expand our existing products and services, taking into account input from clients, industry-wide initiatives and regulatory changes affecting our clients. We also enter strategic relationships with clients and other third parties to accelerate product development or gain access to capabilities complementary to our product development efforts.
Intellectual Property
We own a portfolio of more than 150 U.S. and non-U.S. patents and patent applications. We also own registered marks for our trade name and own or have applied for trademark registrations for many of our services and products. We regard our products and services as proprietary and utilize internal security practices and confidentiality restrictions in contracts with employees, clients, and others for protection. We believe that we are the owner or in some cases, the licensee, of all intellectual property and other proprietary rights necessary to conduct our business.

Cybersecurity
Our information security program is designed to meet the needs of our clients who entrust us with their sensitive information. Our program includes encryption, data masking technology, data loss prevention technology, authentication technology, entitlement management, access control, anti-malware software, and transmission of data over private networks, among other systems and procedures designed to protect against unauthorized access to information, including by cyber-attacks. Broadridge utilizes the National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity (the “NIST Framework”) issued by the U.S. government as a guideline to manage our cybersecurity-related risk. The NIST Framework outlines 108 subcategories of security controls and outcomes over five functions: identify, protect, detect, respond and recover.

To further demonstrate our commitment to maintaining the highest levels of quality service, information security, and client satisfaction within an environment that fosters continual improvement, most of our business units and our core applications and facilities for the provision of many services including our proxy services, U.S. equity and fixed income securities processing services, and Kyndryl, Inc.’s data centers, are International Organization for Standardization (“ISO”) 27001 certified. This security standard specifies the requirements for establishing, implementing, operating, monitoring, reviewing, maintaining and improving a documented Information Security Management System within the context of the organization’s overall business risks. It specifies the requirements for the implementation of security controls customized to the needs of individual organizations. The ISO 27001 standard addresses confidentiality, access control, vulnerability, business continuity, and risk assessment.
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
In the U.S., the securities and financial services industries are subject to regulation under both federal and state laws. At the federal level, the SEC regulates the securities industry, along with the Financial Industry Regulatory Authority, Inc. (“FINRA”), the various stock exchanges, and other SROs. In addition, SEC rules require public companies to reimburse banks and broker-dealers for the expense of distributing certain stockholder communications to beneficial owners of securities held in street name, and those reimbursement rates as well as fees that can be charged for proxy services are set by the NYSE. The Department of Labor (“DOL”) enforces the Employee Retirement Income Security Act of 1974 (“ERISA”) regulations on plan fiduciaries and organizations that provide services to qualified retirement plans. As a provider of services to financial institutions and issuers of securities, our services, such as our proxy and shareholder report processing and distribution services, are provided in a manner to assist our clients in complying with the laws and regulations to which they are subject. As a result, the services we provide may be required to change as applicable laws and regulations are adopted or revised. We monitor legislative and rulemaking activity by the SEC, FINRA, DOL, and U.S. Internal Revenue Service (the “IRS”). the stock exchanges and other regulatory bodies that may impact our services, and if new laws or regulations are adopted or changes are made to existing laws or regulations applicable to our services, we expect to adapt our business practices and service offerings to continue to assist our clients in fulfilling their obligations under new or modified requirements.
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
In addition, our business process outsourcing, mutual fund processing and transfer agency solutions, as well as the entities providing those services, are subject to regulatory oversight. Our business process outsourcing and mutual fund processing services are performed by a broker-dealer, Broadridge Business Process Outsourcing, LLC (“BBPO”). BBPO is registered with the SEC, is a member of FINRA and is required to participate in the Securities Investor Protection Corporation (“SIPC”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. BBPO is subject to regulations concerning many aspects of its business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of its business or disqualification of its directors, officers or employees. There has been continual regulatory scrutiny of the securities industry including the outsourcing by firms of their operations or functions. This oversight could result in the future enactment of more restrictive laws or rules with respect to business process outsourcing. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At June 30, 2023, BBPO was in compliance with this capital requirement.

Matrix Trust Company (“Matrix Trust”), is a Colorado state chartered, non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to its collective investment trust funds (“CITs”). As a result, Matrix Trust is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Insurance and Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At June 30, 2023, Matrix Trust was in compliance with its capital requirements. In addition, in connection with the offering of CITs, Matrix Trust acts as a discretionary trustee and an ERISA fiduciary. CITs are subject to regulation by the IRS, SEC, federal and state banking regulators, and the DOL, which impose a number of duties on persons who are fiduciaries under ERISA. Matrix Trust is also subject to regulation by the Colorado Division of Banking and the Arizona Department of Financial Institutions which regulate CITs pursuant to guidance issued by the Office of the Comptroller of the Currency regulation. Matrix Trust maintains an Identity Theft Prevention Program for certain of its services.
Our transfer agency business, Broadridge Corporate Issuer Solutions, is subject to certain SEC rules and regulations, including annual reporting, examination, internal controls, proper safeguarding of issuer and shareholder funds and securities, maintaining a written Identity Theft Prevention Program, and obligations relating to its operations. Our transfer agency business is subject to certain NYSE requirements concerning operational standards as a transfer agent or registrar for NYSE-listed companies and is also subject to IRS regulations. In addition, Broadridge Corporate Issuer Solutions complies with all applicable trade control laws and regulations, including country/territory-based sanctions and list-based sanctions maintained by the U.S. and other jurisdictions where we do business. Finally, state laws govern certain services performed by our transfer agency business.
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

Privacy and Information Security Regulations
The processing and transfer of personal information is required to provide certain of our services. Privacy laws and regulations in the U.S. and foreign countries apply to the access, collection, transfer, use, storage, and destruction of personal information. In the U.S., our financial institution clients are required to comply with privacy regulations imposed under the Gramm-Leach-Bliley Act (“GLBA”), in addition to other regulations. As a processor of personal information in our role as a provider of services to financial institutions, we must comply with the Federal Trade Commission (“FTC”) Safeguards Rule implementing certain provisions of GLBA with respect to maintenance of information security safeguards.
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
The law in this area continues to develop and the changing nature of privacy laws in the U.S., the European Union and elsewhere could impact our processing of personal information of our employees and on behalf of our clients. For example, the European Union Parliament adopted the comprehensive General Data Protection Regulation (“GDPR”) and several U.S. states have also recently adopted new privacy laws or are proposing to pass their own state privacy laws, including California’s recently effective California Privacy Rights Act (“CPRA”).
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

Human Capital Management
As of June 30, 2023, we had approximately 14,700 full-time associates, of which approximately 48% were employed in the U.S. Of the approximately 52% of associates located outside of the U.S., 37% are in the APAC region, where a substantial number of associates are in India, and 11% are in Europe. None of our U.S. employees are represented by a labor union. In some countries outside the U.S., we have works councils, or we are required by local law to enter into and/or comply with industry-wide collective bargaining agreements. We believe that our employee relations are good.
We are driven by the success of each of our associates, and we recognize that it is because of their hard work, talent and commitment that we continue to deliver outstanding results for our clients. That is why we strive to provide a workplace that fosters a collaborative and supportive culture where everyone feels welcomed, accepted, and empowered to be their best. At the center of our associate engagement efforts is the concept of the Service-Profit Chain, where engaged associates deliver world-class service, which creates satisfied clients and, in turn, produces strong, long-term value for stockholders. We survey our associates’ engagement annually and our overall score this year is 81%, a four-point increase over last year’s score.
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

Diversity, Equity and Inclusion
We are dedicated to fostering a diverse, equitable, inclusive and healthy environment. As a leading provider of technology, communications and data and analytics solutions to businesses around the world, we must understand, embrace and operate in a multicultural environment. Every associate has unique strengths, which, when fully appreciated and embraced, enable everyone to perform at their best, leading to our success. Our goal is to ensure our associates at every level of the organization represent the diversity of the clients we serve and the communities in which we work. We are committed to advancing DEI initiatives and values as part of our culture. Our commitment to developing a diverse workforce is evidenced by the fact that a component of our Executive Leadership Team’s compensation is based on achievement of DEI goals.
We have an Executive Diversity Council, chaired by our President, that meets quarterly and provides insight and recommendations on critical DEI-related opportunities and challenges. In addition, we support several associate-led employee resource groups (our Associate Networks), where associates with similar backgrounds and interests can find peer support, shape company culture, receive mentorship and sponsorship from senior members and develop their careers. Broadridge’s Associate Networks currently include: B.Pride, Disability Equity Associate Network (DEAN), Lead For Next (LFN), MultiCultural Associate Network (MCAN), Veteran + First Responder Network (VFN), Women’s Leadership Forum (WLF) and BeGreen. Together, these networks support the LQBTQ+ community, associates with disabilities, young professionals, multicultural backgrounds, veterans and first responders, women, and associates with a passion for sustainability.
We have a Chief Diversity Officer, who implements a holistic DEI strategy and partners with our business units to develop the resources and competencies needed to drive this strategy. Our Chief Diversity Officer reports to our President, is a member of the Executive Diversity Council and Executive Leadership Team and provides regular updates to our Chief Executive Officer and Board of Directors. In addition, the Chief Diversity Officer serves as an advisor on global initiatives, such as our Associate Networks, and our recruitment and compliance efforts.
We continue to progress our DEI initiatives building off the opportunities identified in our inaugural DEI survey in 2022, which ran globally, and over 7,000 associates across 19 countries participated. The results of our inaugural survey revealed that an overwhelming majority of our associates believe that 1) the importance of DEI is reflected in the priorities of Broadridge's business, 2) we were successful in advancing DEI initiatives over the past year, and 3) we create a physically and psychologically safe environment where associates feel they belong, and they are included and treated fairly. In 2023, we ran additional associate engagement surveys, which covered various DEI topics related to workplace culture and associate experience. We are committed to associate feedback to provide a comprehensive view of our organization’s culture, identify areas where improvements can be made to create a more welcoming and inclusive environment for all associates, and measure our progress over time.

Talent and Development
We believe that our associates are among our most important assets. Encouraging professional development opportunities is a core part of our culture. One important resource we provide our associates is Broadridge University, a comprehensive suite of online courses and virtual and on-site training. We offer career-enhancing programs from top business schools, have a tuition reimbursement program, and support participation in external learning opportunities. We offer our technology associates with resources to supplement their work experience, including a skills inventory to identify strengths and new opportunities, and a Technology Expert Career Track, a transparent dual career path process that allows associates to grow as leaders and experts in the organization. We also empower associates to learn and grow as subject matter experts in the financial markets. In turn, this enables our associates to assist our clients with their expertise and adds value to our associates’ own career development and skill sets. In addition to career-oriented education, we also require all associates to complete a variety of trainings on an annual basis, which focus on our commitment to high ethical standards and a culture of honesty, integrity and compliance.
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
In addition, we are committed to providing competitive health and wellness benefits to our associates. We recognize the importance of work-life balance and have designed our Connected Workplace model, which provides associates with flexible on- and off-site work options. Our other health and wellness benefits include travel allowances for certain types of health care and subsidized emergency backup care services for our U.S.-based associates, various educational health and wellness programs and webinars, and an employee assistance program, which provides free counseling and other mental health services.

Associate Compensation and Benefits
We have demonstrated a history of investing in our workforce by offering competitive salaries and wages. In addition, we offer various types of compensation, which vary by associate role and country/region, and may include annual bonuses, stock awards, and retirement savings plans. Also, a portion of every associate’s incentive compensation is tied to client satisfaction goals, which reinforces our commitment to the Service-Profit Chain and rewards associates for their contributions to Broadridge’s overall client satisfaction performance. In addition we offer the following benefits, which may vary by country/region: healthcare and insurance benefits, tax efficient or savings programs, such as health and dependent care flexible spending accounts, health savings account and pretax commuter benefits or green transport tax savings programs, paid time off, including volunteer time off, paid parental leave, and sick time off, life and disability insurance, business travel accident insurance, charitable gift matching, tuition assistance and on-site health centers, among others.
Associate Engagement
We believe there is a direct connection between associate engagement and the satisfaction of our clients and the creation of stockholder value so we regularly conduct multiple surveys and focus groups to assess associate engagement and determine if and how perspectives have changed over time. Our surveys and focus group practices allow our associates to share their views on our workplace, the importance of various aspects of work life, among other topics. The themes and insights from our associate feedback are shared with our executive leadership and have been instrumental in shaping our workplace. In fiscal year 2023, we received an 81% overall favorable rating in the annual Great Place to Work survey. In addition, 83% of our associates stated that Broadridge is a “great place to work,” and we have received certification from Great Place to Work for our outstanding workplace culture in 14 countries: U.S., Canada, India, the United Kingdom, Ireland, Romania, Poland, Singapore, Japan, Czech Republic, France, Germany, Sweden and the Philippines. In the United Kingdom, we were recognized as one of the Best Workplaces, as well as one of the Best Workplaces for Wellbeing in 2023. The Great Place to Work Institute is a global authority on high-trust, high-performance workplaces.
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
We provide technology solutions to financial services firms that are generally subject to extensive regulation in the U.S. and in other jurisdictions. As a provider of products and services to financial institutions and issuers of securities, our products and services are provided in a manner designed to assist our clients in complying with the laws and regulations to which they are subject. Therefore, our services, such as our proxy, shareholder report and prospectus distribution, and customer communications services, are particularly sensitive to changes in laws and regulations, including those governing the financial services industry and the securities markets. Changes in laws and regulations could require changes in the services we provide or the manner in which we provide our services, or they could result in a reduction or elimination of the demand for our services.
Our investor communications services and the fees we charge our clients for certain services are subject to change if applicable SEC or stock exchange rules or regulations are amended, or new laws or regulations are adopted, which could result in a material negative impact on our business and financial results. For example, the SEC’s recently adopted modifications to the mutual fund and exchange-traded fund shareholder report disclosure framework could have an impact on our services, business and financial results.
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

There has been and may continue to be consolidation activity in the financial services industry. These mergers or consolidations of financial institutions could reduce the number of our clients and potential clients. For example, in the past few years alone there have been several major consolidations involving our clients. When our clients merge with or are acquired by other firms that are not our clients, or firms that use fewer of our services, they may discontinue or reduce the use of our services. In addition, it is possible that the larger financial institutions resulting from mergers or consolidations could decide to perform in-house some or all of the services that we currently provide or could provide. If we are unable to mitigate the impact of a loss or reduction of business resulting from a client consolidation, we could have a material adverse effect on our business and results of operations.

A large percentage of our revenues are derived from a small number of clients in the financial services industry and the loss of any of such clients, a reduction of their demand for our services, or change in the method of delivery of our services could have a material impact on our financial results.

In fiscal year 2023, our largest client accounted for approximately 7% of our consolidated revenues. While our clients generally work with multiple business segments, the loss of business from any of our larger clients due to merger or consolidation, financial difficulties or bankruptcy, or the termination or non-renewal of contracts could have a material adverse effect on our revenues and results of operations. Also, a delay in onboarding a client onto our technology would result in a delay in our recognition of revenue from that client. Further, in the event of the loss of a client’s business, a reduction of a client’s demand for our services, or a change in the method of delivery of our services, then in addition to losing the revenue from that client, we could be required to write-off all or a portion of the related client investments or accelerate the amortization of certain costs, including costs incurred to onboard a client or convert a client’s systems to function with our technology. Such costs for all clients represented approximately 11% of our total assets as of June 30, 2023, with one client representing a large portion of this amount. See Note 3, “Revenue Recognition” and Note 11, “Deferred Client Conversion and Start-up Costs” to our consolidated financial statements for more information.

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
Any unauthorized use or disclosure of certain personal information could put individuals at risk of identity theft and financial or other harm and result in costs to us in investigation, remediation, legal defense and in liability to parties who are financially harmed. We may incur significant costs to protect against the threat of information security breaches or to respond to or alleviate problems caused by such breaches. For example, laws may require notification to regulators, clients or employees and enlisting credit monitoring or identity theft protection in the event of a privacy breach. A cybersecurity attack could also be directed at our systems and result in interruptions in our operations or delivery of services to our clients and their customers. Furthermore, a security breach could cause us to lose revenues, lose clients or cause damage to our reputation.

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

As a provider of data and business processing solutions, our systems contain a significant amount of sensitive data, including personal information, related to our clients, customers of our clients, and our employees. We are, therefore, subject to compliance obligations under federal, state and foreign privacy and information security laws, including in the U.S., the GLBA, HIPAA, and the CPRA, and the GDPR in the European Union, and we are subject to compliance with various client industry standards such as PCI DSS as well as Medicare and Medicaid programs related to our clients. We are subject to penalties for failure to comply with such regulations and requirements, and such penalties could have a material adverse effect on our financial condition, results of operations, or cash flows. There has been increased public attention regarding the use of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop, the number of jurisdictions adopting such laws continues to increase and these laws may be inconsistent from jurisdiction to jurisdiction. Furthermore, the changing nature of privacy laws in the U.S., the European Union and elsewhere could impact our processing of personal information of our employees and on behalf of our clients.
Our ability to comply with applicable laws and regulations depends largely upon the maintenance of an effective compliance system which can be time consuming and costly, as well as our ability to attract and retain qualified compliance personnel. Any failure by our employees to comply with our policies and any laws and regulations applicable to our business, even if inadvertent, could have a negative impact on our business.

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
We rely on relationships with third parties, including our service providers and other vendors for certain functions. If we are unable to effectively manage our third-party relationships and the agreements under which our third-party vendors operate, our financial results or reputation could suffer. We rely on these third parties, including for the provision of certain data center and cloud services, to provide services in a timely and accurate manner and to adequately address their own risks, including those related to cybersecurity. Failure by these third parties to adequately perform their services as expected could result in material interruptions in our operations, and negatively impact our services resulting in a material adverse effect on our business and financial results.
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
If we change a significant vendor, an existing service provider makes significant changes to the way it conducts its operations, or is acquired, or we seek to bring in-house certain services performed today by third parties, we may experience unexpected disruptions in the provision of our solutions and increased expenses, which could have a material adverse effect on our business, profitability, and financial results. Furthermore, certain third-party service providers or vendors may have access to sensitive data including personal information, valuable intellectual property and other proprietary or confidential data, including that provided to us by our clients. It is possible that a third-party vendor could intentionally or inadvertently disclose sensitive data including personal information, which could have a material adverse effect on our business and financial results and damage our reputation.

We rely on the United States Postal Service (“USPS”) and other third-party carriers to deliver communications and changes in our relationships with these carriers or an increase in postal rates or shipping costs may adversely impact demand for our products and services and could have an adverse impact on our business and results of operations.
We rely upon the USPS and third-party carriers, including the United Parcel Service, for timely delivery of communications on behalf of our clients. As a result, we are subject to carrier disruptions due to factors that are beyond our control, including employee strikes, inclement weather, and increased fuel costs. Any failure to deliver communications to or on behalf of our clients in a timely and accurate manner may damage our reputation and brand and could cause us to lose clients. In addition, the USPS has incurred significant financial losses in recent years and may, as a result, implement significant changes to the breadth or frequency of its mail delivery, causing disruptions in the service. If our relationship with any of these third-party carriers is terminated or impaired, or if any of these third parties are unable to distribute communications, we would be required to use alternative, and possibly more expensive, carriers to complete our distributions on behalf of our clients. We may be unable to engage alternative carriers on a timely basis or on acceptable terms, if at all, which could have an adverse effect on our business. In addition, future increases in postal rates or shipping costs, as well as changes in customer preferences, may result in decreased demand for our traditional printed and mailed communications resulting in an adverse effect on our business, financial condition and results of operations.

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
•malware or undetected errors in internal software programs or computer systems;
•direct or indirect hacking or denial of service cybersecurity attacks;
•inability to rapidly monitor all system activity;
•inability to effectively resolve any errors in internal software programs or computer systems once they are detected;
•failure to maintain adequate operational systems and infrastructure;
•heavy stress placed on systems during peak times or due to high volumes or volatility; or
•power or telecommunications failure, fire, flood, pandemic or any other natural disaster or catastrophe.
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

Moreover, because we have outsourced our data center operations and use third-party cloud services providers for storage of certain data, the operation, performance and security functions of the data center and the cloud system involve factors beyond our control, and we cannot guarantee that our third-party providers will be able to provide their services at a satisfactory level. Any significant degradation or failure of our or our third-party providers’ computer systems, communications systems or any other systems in the performance of our services could cause our clients or their customers to suffer delays in their receipt of our services. These delays could cause substantial losses for our clients or their customers, and we could be liable to parties who are financially harmed by those failures. In addition, such failures could cause us to lose revenues, lose clients or damage our reputation.

The inability to properly perform our services or operational errors in the performance of our services could lead to liability for claims, client loss and result in reputational damage.
The inability or the failure to properly perform our services could result in our clients and/or certain of our subsidiaries that operate regulated businesses being subjected to losses including censures, fines, or other sanctions by applicable regulatory authorities, and we could be liable to parties who are financially harmed by those errors. In addition, the inability to properly perform our services or errors in the performance of our services could result in a decline in confidence in our products and services and cause us to incur expenses including service penalties, lose revenues, lose clients or damage our reputation.

Global economic and political conditions, including global health crises and geopolitical instability, broad trends in business and finance that are beyond our control have had and may have a material impact on our business operations and those of our clients and contribute to reduced levels of activity in the securities markets, which could adversely impact our business and results of operations.
As a multinational company, our operations and our ability to deliver our services to our clients could be adversely impacted by general global economic and political conditions. Our business is highly dependent on the global financial services industry and exchanges and market centers around the world. Also, in recent years, we have expanded our operations, entered strategic alliances, and acquired businesses outside the U.S. Compliance with foreign and U.S. laws and regulations that are applicable to our international operations could cause us to incur higher than anticipated costs, and inadequate enforcement of laws or policies such as those protecting intellectual property, could affect our business and the Company’s overall results of operations.
These factors may include:
•economic, political and market conditions;
•legislative and regulatory changes;
•social and health conditions, including widespread outbreak of an illness or pandemic such as the Covid-19 pandemic;
•acts of war or terrorism and international conflict, such as the conflict between Russia and Ukraine;
•natural or man-made disasters or other catastrophes;
•extreme or unusual weather patterns caused by climate change;
•the availability of short-term and long-term funding and capital;
•the level and volatility of interest rates;
•currency values and inflation;
•financial well-being of our clients; and
•taxation levels affecting securities transactions.
These factors are beyond our control and may negatively impact our ability to perform our services or the demand for our services or may increase our costs resulting in an adverse impact on our business and results of operations. For example, our services are impacted by the number of unique securities positions held by investors through our clients, the level of investor communications activity we process on behalf of our clients, trading volumes, market prices, and liquidity of the securities markets, which are in turn affected by general national and international economic and political conditions, and broad trends in business and finance that could result in changes in participation and activity in the securities markets. Accordingly, any significant reduction in participation and activity in the securities markets would likely adversely impact our business and results of operations.

If the operational systems and infrastructure that we depend on fail to keep pace with our growth, we may experience operating inefficiencies, client dissatisfaction and lost revenue opportunities.
The growth of our business and expansion of our client base may place a strain on our management and operations. We believe that our current and anticipated future growth will require the implementation of new and enhanced communications and information systems, the training of personnel to operate these systems, and the expansion and upgrade of core technologies. While many of our systems are designed to accommodate additional growth without redesign or replacement, we may nevertheless need to make significant investments in additional hardware and software to accommodate growth, which may impact our profitability and business operations. In addition, we may not be able to predict the timing or rate of this growth accurately or expand and upgrade our systems and infrastructure on a timely basis.
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
The global financial services industry is characterized by increasingly complex and integrated infrastructures and products, new and changing business models and rapid technological and regulatory changes. Our clients’ needs and demands for our products and services evolve with these changes. Our future success will depend, in part, on our ability to respond to our clients’ demands for new services, capabilities and technologies on a timely and cost-effective basis. We also need to adapt to technological advancements such as artificial intelligence, machine learning, quantum computing, digital and distributed ledger and cloud computing and keep pace with changing regulatory standards to address our clients’ increasingly sophisticated requirements. Transitioning to these new technologies may require close coordination with our clients, be disruptive to our resources and the services we provide and may increase our reliance on third-party service providers such as our cloud services provider.
In addition, we run the risk of disintermediation due to emerging technologies, fintech start-ups and new market entrants. If we fail to adapt or keep pace with new technologies in a timely manner, it could harm our ability to compete, decrease the value of our products and services to our clients, and harm our business and impact our future growth.

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

The inability to identify, obtain, retain, enforce and protect important intellectual property rights could harm our business.
Third parties may infringe or misappropriate our intellectual property, which includes a combination of patents, trademarks, service marks, copyrights, domain names and trade secrets. Our inability to protect our intellectual property and marks could adversely affect our business. In an effort to protect our intellectual property, we enter into confidentiality and invention assignment agreements with our employees, consultants and other third parties, and control access to our services, software and proprietary information. Moreover, we license or acquire technology that we incorporate into our services and products. Additional actions may be required to protect our intellectual property, including legal action, which could be time consuming and expensive and may negatively impact our business, financial condition, and results of operations.

Despite our efforts to identify, obtain, retain, enforce and protect our intellectual property rights and proprietary information, we cannot be certain that they will be effective or sufficient to prevent the unauthorized access, use, copying, theft or the reverse engineering of our intellectual property and proprietary information for a variety of reasons, including: (a) our inability to detect misappropriation by third parties of our intellectual property; (b) disparate legal protections for intellectual property across different countries; (c) constantly evolving intellectual property legal standards as to the scope of protection, validity, non-infringement, enforceability and infringement defenses; (d) failure to maintain appropriate contractual restrictions and other measures to protect our know- how and trade secrets, or contract breaches by others; (e) failure to identify and obtain patents on patentable innovations; (f) potential invalidation, unenforceability, scope narrowing, dilution and opposition, through litigation and administrative processes both in the U.S. and abroad, of our intellectual property rights; and (g) other business or resource limitations on intellectual property enforcement against third parties.

Our products and services, and the products and services provided to us by third parties, may infringe upon intellectual property rights of third parties, and any infringement claims, whether initiated by or against us, could require us to incur substantial costs, distract our management, or prevent us from conducting our business.
Costly, complex, time-consuming and unpredictable litigation may be necessary to enforce our intellectual property rights, or challenge the purported validity or scope of third-party intellectual property. Further, although we attempt to avoid infringing upon known proprietary rights of third parties, we are subject to the risk of claims alleging infringement of third-party proprietary rights. All intellectual property litigations, even baseless claims, result in significant expense and diversion of resources, our management and time. Any adverse outcome in an intellectual property litigation could prevent us from selling our products or services or require us to license the technology of others on unfavorable terms, which may materially and adversely affect our brand, business, operations and financial condition. Additionally, third parties that provide us with products or services that are integral to the conduct of our business may also be subject to similar infringement allegations from others, which could prevent such third parties from continuing to provide these products or services to us. As a result, we may need to undertake work-arounds or substantial reengineering of our products or services in order to continue offering them, and we may not succeed in doing so. Furthermore, a party asserting such an infringement claim could secure a judgment against us that requires us to pay substantial damages, grant such party injunctive relief, or grant other court ordered remedies that could prevent us from conducting our business.
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
As part of our overall business strategy, we may make acquisitions and strategic investments in companies, technologies or products, or enter joint ventures. In fact, over the last three fiscal years we have completed 4 acquisitions and made strategic investments in seven firms. These transactions and the integration of acquisitions involve a number of risks. The core risks are in the areas of:

•valuation: finding suitable businesses to acquire at affordable valuations or on other acceptable terms; competition for acquisitions from other potential acquirors, and negotiating a fair price for the business based on inherently limited due diligence reviews;

•integration: managing the complex process of integrating the acquired company’s people, products, technology, and other assets, and converting their financial, information security, privacy and other systems and controls to meet our standards, so as to achieve intended strategic objectives and realize the projected value, synergies and other benefits in connection with the acquisition; and

•legacy issues: protecting against actions, claims, regulatory investigations, losses, and other liabilities related to the predecessor business.

Also, the process of integrating these businesses may be difficult and expensive, disrupt our business and divert our resources. These risks may arise for a number of reasons including, for example:

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

Our existing and future debt levels, and compliance with our debt service obligations, could have a negative impact on our financing options and liquidity position, which could adversely affect our business.
As of June 30, 2023, we had $3,413.3 million in aggregate principal amount of total debt. Additionally, our revolving credit facility has a remaining borrowing capacity of $1,500.0 million as of June 30, 2023. Our overall leverage and the terms of our financing arrangements could:
•limit our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity;
•make it more difficult for us to satisfy the terms of our debt obligations;
•limit our ability to refinance our indebtedness on terms acceptable to us, or at all;
•limit our flexibility to plan for and to adjust to changing business and market conditions and implement business strategies;
•require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements; and
•increase our vulnerability to adverse economic or industry conditions.

Our liquidity position may be negatively affected by changes in general economic conditions, regulatory requirements and access to the capital markets, which may be limited if we were to fail to renew any of the credit facilities on their renewal dates or if we were to fail to meet certain ratios. Our ability to meet expenses and debt service obligations will depend on our future performance, which could be affected by financial, business, economic and other factors. If we are not able to pay our debt service obligations or comply with the financial or other restrictive covenants contained in the indenture governing our senior notes, or our credit facility, we may be required to immediately repay or refinance all or part of our debt, sell assets, borrow additional funds or raise additional equity capital, which could also result in a credit rating downgrade. In addition, if the credit ratings of our outstanding indebtedness are downgraded, or if rating agencies indicate that a downgrade may occur, our business, financial position, and results of operations could be adversely affected, and perceptions of our financial strength could be damaged. A downgrade would also have the effect of increasing our borrowing costs and could decrease the availability of funds we are able to borrow, adversely affecting our business, financial position, and results of operations. Further, a downgrade could adversely affect our relationships with our clients.

We may incur non-cash impairment charges in the future associated with our portfolio of intangible assets, including goodwill.
As a result of past acquisitions, we carry a significant goodwill and other acquired intangible assets on our balance sheet. In addition, we also defer certain costs to onboard a client or convert a client’s systems to function with our technology. Goodwill, intangible assets, net, and deferred client conversion and start-up costs accounted for approximately 71% of the total assets on our balance sheet as of June 30, 2023. We test goodwill for impairment annually as of March 31st and we test goodwill, intangible assets, net, and deferred client conversion and start-up costs for impairment at other times if events have occurred or circumstances exist that indicate the carrying value of such assets may no longer be recoverable. It is possible we may incur impairment charges in the future, particularly in the event of a prolonged economic recession or loss of a key client or clients. A significant non-cash impairment could have a material adverse effect on our results of operations.
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

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.     Properties
We operate our business primarily from 44 facilities. We lease 10 production-related facilities in Edgewood, New York; El Dorado Hills, California; South Windsor, Connecticut; Kansas City, Missouri; Dallas, Texas; Coppell, Texas; and Markham, Canada, with a combined space of 2.3 million square feet which are used in connection with our Investor Communication Solutions business. We also lease one facility in Newark, New Jersey, which houses our principal Global Technology and Operations business operations. We lease space at 32 additional locations, subject to customary lease arrangements and which expire on a staggered basis, and we also own one facility in Mount Laurel, New Jersey. We believe our facilities are currently adequate for their intended purposes and are adequately maintained.

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

PART II.
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading “regular way” on the NYSE under the symbol “BR” on April 2, 2007. There were 8,880 stockholders of record of the Company’s common stock as of August 4, 2023. This figure excludes the beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Dividend Policy
We expect to pay cash dividends on our common stock. On August 7, 2023, our Board of Directors increased our quarterly cash dividend by $0.075 per share to $0.80 per share, an increase in our expected annual dividend amount from $2.90 to $3.20 per share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
As a holding company, substantially all our assets are comprised of the capital stock of our subsidiaries; therefore, our ability to pay dividends will be dependent on our receiving dividends from our operating subsidiaries. Our subsidiaries through which we provide our business process outsourcing and mutual fund processing services, are regulated and may be subject to restrictions on their ability to pay dividends to us. We do not believe that these restrictions are significant enough to impact the Company’s ability to pay dividends.
Performance Graph
The following graph compares the cumulative total return on Broadridge common stock from June 30, 2018 to June 30, 2023, with the comparable cumulative return of the: (i) S&P 500 Index and (ii) S&P 500 Information Technology Index. The graph assumes $100 was invested on June 30, 2018 in our common stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock.
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

	June 30, 2018	June 30, 2019	June 30, 2020	June 30, 2021	June 30, 2022	June 30, 2023
Broadridge Financial Solutions. Inc. Common Stock	$100.00	$112.82	$113.64	$147.77	$132.58	$157.06
S&P 500 Index	$100.00	$110.41	$118.68	$167.07	$149.31	$178.52
S&P 500 Information Technology Index	$100.00	$114.32	$155.34	$221.19	$191.19	$268.17

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our fourth fiscal quarter ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2023 – April 30, 2023	138,522	$146.57	—	9,586,545
May 1, 2023 – May 31, 2023	2,265	153.70	—	9,586,545
June 1, 2023 – June 30, 2023	107	149.00	—	9,586,545
Total	140,894	$146.69	—
(1)Includes 140,894 shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2)During the fiscal quarter ended June 30, 2023, the Company did not repurchase shares of common stock under its share repurchase program. At June 30, 2023, there were 9,586,545 shares remaining available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

ITEM 6.    [Reserved]
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion summarizes the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal years ended June 30, 2023 and 2022, and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words such as “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be,” “on track” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results, performance or achievements may differ materially from the results discussed in this Item 7 because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” and “Risk Factors” included in Part 1 of this Annual Report on Form 10-K.
The discussion summarizing the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal year ended June 30, 2022 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year 2022 (the “2022 Annual Report”), which was filed with the Securities and Exchange Commission on August 12, 2022.
DESCRIPTION OF THE COMPANY AND BUSINESS SEGMENTS
Broadridge, a Delaware corporation and a part of the S&P 500® Index, is a global financial technology leader providing investor communications and technology-driven solutions to banks, broker-dealers, asset and wealth managers, public companies, investors and mutual funds. Our services include investor communications, securities processing, data and analytics, and customer communications solutions. With over 60 years of experience, including over 15 years as an independent public company, we provide integrated solutions and an important infrastructure that powers the financial services industry. Our solutions enable better financial lives by powering investing, governance and communications and help reduce the need for our clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities. Our businesses operate in two reportable segments: Investor Communication Solutions and Global Technology and Operations.
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
During the fiscal years ended June 30, 2023 and June 30, 2022, there were no material acquisitions.
BASIS OF PRESENTATION
The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the SEC requirements for Annual Reports on Form 10-K. These financial statements present the consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest as well as various entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. Certain prior period amounts have been reclassified to conform to the current year presentation where applicable.

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
Beginning with the first quarter of fiscal year 2023, the Company changed reporting for segment revenues, segment earnings (loss) before income taxes, and segment amortization of acquired intangibles and purchased intellectual property to reflect the impact of actual foreign exchange rates applicable to the individual periods presented. The presentation of these metrics for the prior periods provided in this Form 10-K has been changed to conform to the current period presentation. Total consolidated revenues and earnings before income taxes were not impacted. Please refer to Note 3, “Revenue Recognition” and Note 21, “Financial Data by Segment” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K.
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
CRITICAL ACCOUNTING ESTIMATES
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
Goodwill. We review the carrying value of all our Goodwill by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate a possible impairment. When determining fair value of a reporting unit, we utilize the income approach which considers a discounted future cash flow analysis using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the particular reporting unit’s weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows based on forecasted earnings before interest and taxes, and the selection of the terminal value growth rate and discount rate assumptions. The weighted-average cost of capital takes into account the relative weight of each component of our consolidated capital structure (equity and long-term debt). Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-range planning process. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, not to exceed the total amount of Goodwill allocated to that reporting unit. We had $3,461.6 million of Goodwill as of June 30, 2023. Given the significance of our Goodwill, an adverse change to the fair value of one of our reporting units could result in an impairment charge, which could be material to our earnings.
The Company performs a sensitivity analysis under the goodwill impairment test assuming hypothetical reductions in the fair values of our reporting units. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in our calculations of the fair values of the reporting units would not result in an impairment of our Goodwill.

Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). The Company is subject to regular examination of its income tax returns by the U.S. federal, state and foreign tax authorities. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements. The Company has estimated foreign net operating loss carryforwards of approximately $45.1 million as of June 30, 2023 of which $7.6 million are subject to expiration in the June 30, 2026 through June 30, 2042 period. The remaining $37.5 million of carryforwards has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $35.3 million of which $15.5 million are subject to expiration in the June 30, 2024 through June 30, 2037 period with the balance of $19.8 million having an indefinite utilization period. U.S. federal net operating loss carryforwards resulting from tax losses beginning with the fiscal year ended June 30, 2019 have an indefinite carryforward under the U.S. Tax Cuts and Jobs Act (the “Tax Act”). The Company did not generate federal net operating losses for the fiscal year ended June 30, 2023.
Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $10.3 million and $10.7 million at June 30, 2023 and 2022, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income requires significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.
Share-based Payments. Accounting for stock-based compensation requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock options issued by using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Determining these assumptions are subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock options. A hypothetical change of five percentage points applied to the volatility assumption used to determine the fair value of the fiscal year 2023 stock option grants would result in an approximate $3.1 million change in total pre-tax stock-based compensation expense for the fiscal year 2023 grants, which would be amortized over the vesting period. A hypothetical change of one year in the expected life assumption used to determine the fair value of the fiscal year 2023 stock option grants would result in an approximate $1.7 million change in the total pre-tax stock-based compensation expense for the fiscal year 2023 grants, which would be amortized over the vesting period. A hypothetical change of one percentage point in the forfeiture rate assumption used for the fiscal year 2023 stock option grants would result in an approximate $0.2 million change in the total pre-tax stock-based compensation expense for the fiscal year 2023 grants, which would be amortized over the vesting period. A hypothetical one-half percentage point change in the dividend yield assumption used to determine the fair value of the fiscal year 2023 stock option grants would result in an approximate $1.4 million change in the total pre-tax stock-based compensation expense for the fiscal year 2023 grants, which would be amortized over the vesting period.

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
Refer to the section “Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures” for a reconciliation of Adjusted Operating income, Adjusted Net earnings, Adjusted earnings per share, Free Cash flow, and Recurring revenue growth constant currency to the most directly comparable GAAP measures, and an explanation for why these Non-GAAP metrics provide useful information to investors and how management uses these Non-GAAP metrics for operational and financial decision-making. Refer to the section “Results of Operations” for a description of Closed sales and an explanation of why Closed sales is a useful performance metric for management and investors.
Revenues
Revenues are primarily generated from fees for processing and distributing investor communications and fees for technology-enabled services and solutions. The Company monitors revenue in each of our two reportable segments as a key measure of success in addressing our clients’ needs. Revenues from fees are derived from both recurring and event-driven activity. The level of recurring and event-driven activity the Company processes directly impacts distribution revenues. While event-driven activity is highly repeatable, it may not recur on an annual basis. Event-driven revenues are based on the number of special events and corporate transactions the Company processes. Event-driven activity is impacted by financial market conditions and changes in regulatory compliance requirements, resulting in fluctuations in the timing and levels of event-driven revenues. Distribution revenues primarily include revenues related to the physical mailing of proxy materials, interim communications, transaction reporting, customer communications and fulfillment services as well as Broadridge Retirement and Workplace administrative services.
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

Revenues and Recurring revenue are useful metrics for investors in understanding how management measures and evaluates the Company’s ongoing operational performance. See “Results of Operations” as well as Note 2, “Summary of Significant Accounting Policies” and Note 3, “Revenue Recognition” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K.

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
The key performance indicators for the fiscal years ended June 30, 2023, and 2022, are as follows:

	Select Operating Metrics

	Years Ended June 30,
	2023	2022
Record Growth
Equity positions (Stock records)	9%	18%
Mutual fund / ETF positions (Interim records)	8%	14%

Internal Trade Growth	4%	1%
RESULTS OF OPERATIONS
The following discussions of Analysis of Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022. The Analysis of Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Consolidated Statements of Earnings. Discussions of Analysis of Consolidated Statements of Earnings and Analysis of Reportable Segments for the fiscal year ended June 30, 2022 compared to the fiscal year ended June 30, 2021 is disclosed in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2022 Annual Report.
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
“Investment Gains” represent non-operating, non-cash gains on privately held investments.
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

“Restructuring Charges” represent severance costs associated with the Company’s initiative to streamline our management structure, reallocate work to lower cost locations, and reduce headcount in deprioritized areas.
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
The following definitions describe the Company’s Revenues:
Revenues in the Investor Communication Solutions segment are derived from both recurring and event-driven activity, in addition to distribution revenues. The level of recurring and event-driven activity we process directly impacts revenues. While event-driven activity is highly repeatable, it may not recur on an annual basis. The types of services we provide that comprise event-driven activity are:
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. During fiscal year 2023, mutual fund proxy revenues were 51% lower than the prior fiscal year. During fiscal year 2022, mutual fund proxy revenues were 57% greater than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
Distribution revenues primarily include revenues related to the physical mailing of proxy materials, interim communications, transaction reporting, customer communications and fulfillment services, as well as Broadridge Retirement and Workplace administrative services.
Distribution cost of revenues consists primarily of postage-related expenses incurred in connection with our Investor Communication Solutions segment, as well as Broadridge Retirement and Workplace administrative services expenses. These costs are reflected in Cost of revenues.
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

The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For the fiscal years ended June 30, 2023 and June 30, 2022, we reported Closed sales net of a 5.0% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
For the fiscal years ended June 30, 2023 and 2022, Closed sales were $245.8 million and $279.5 million, respectively. The fiscal years ended June 30, 2023 and 2022, are net of an allowance adjustment of $12.9 million and $14.8 million, respectively.
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
Conflict in Ukraine
We are monitoring the events related to Russia’s invasion of Ukraine and have been actively managing any exposure we may have through a cross-functional taskforce that includes members of our senior management. We have historically had a limited presence in Russia, and we have no presence in Ukraine. We do not store any client data in Russia. Prior to the conflict, we had approximately 280 associates in St. Petersburg, Russia who provided software development and support services for several of our GTO products, less than 2% of our total associates. As of June 30, 2023, we do not have any associates remaining in Russia. We have historically provided services to a very small number of Russian entities and subsidiaries of Russian entities. The revenues from those services represented less than 0.1% of our total revenues in fiscal year 2022 and 2023 and our outstanding accounts receivable from these entities is de minimis. We are in the process of terminating and winding down these relationships and have closed our operations in Russia. We have moved the services provided in Russia to other locations in Europe and Asia. We are monitoring and believe we are in compliance with all global sanctions arising out of Russia’s invasion of Ukraine. We have taken actions to enhance our information security defenses in response to the Ukraine conflict. At present, we do not expect the Ukraine conflict and the actions we are taking in response to have a material impact on our core operations or financial results.

ANALYSIS OF CONSOLIDATED STATEMENTS OF EARNINGS
Fiscal Year 2023 Compared to Fiscal Year 2022
The table below presents Consolidated Statements of Earnings data for the fiscal years ended June 30, 2023 and 2022, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2023	2022	Change
			($)	(%)
	(in millions, except for per share amounts)
Revenues	$6,060.9	$5,709.1	$351.8	6
Cost of revenues	4,275.5	4,116.9	158.6	4
Selling, general and administrative expenses	849.0	832.3	16.7	2
Total operating expenses	5,124.5	4,949.2	175.3	4

Operating income	936.4	759.9	176.5	23
Margin	15.4%	13.3%		2.1	pts
Interest expense, net	(135.5)	(84.7)	(50.9)	60
Other non-operating income (expenses), net	(6.0)	(3.0)	(3.0)	100
Earnings before income taxes	794.9	672.2	122.7	18
Provision for income taxes	164.3	133.1	31.2	23
Effective tax rate	20.7%	19.8%		0.9	pts
Net earnings	$630.6	$539.1	$91.4	17
Basic earnings per share	$5.36	$4.62	$0.74	16
Diluted earnings per share	$5.30	$4.55	$0.75	16

Weighted average shares outstanding:
Basic	117.7	116.7
Diluted	119.0	118.5
Revenues
The table below presents Consolidated Statements of Earnings data for the fiscal years ended June 30, 2023 and 2022, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2023	2022	Change
			$	%
	($ in millions)
Recurring revenues	$3,986.7	$3,722.7	$264.0	7
Event-driven revenues	211.0	269.4	(58.3)	(22)
Distribution revenues	1,863.1	1,717.0	146.2	9
Total	$6,060.9	$5,709.1	$351.8	6

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	4pts	0pts	-1pt	7%
Revenues increased $351.8 million, or 6%, to $6,060.9 million from $5,709.1 million.
•Recurring revenues increased $264.0 million, or 7%, to $3,986.7 million. Recurring revenue growth constant currency (Non-GAAP) was 9%, all organic, driven by Net New Business growth and Internal Growth in both ICS and GTO.

•Event-driven revenues decreased $58.3 million, or 22%, primarily due to the decrease in volume of mutual fund proxy communications.
•Distribution revenues increased $146.2 million, or 9%, driven by the impact of postage rate increases of $120.8 million and the impact of modestly higher mail volumes, primarily in Customer Communications Solutions.
Total operating expenses. Operating expenses increased $175.3 million, or 4%, to $5,124.5 million from $4,949.2 million primarily as a result of the increase in Cost of revenues:
•Cost of revenues - The increase of $158.6 million in Cost of revenues primarily reflects the impact of higher postage and distribution expenses in our Investor Communication Solutions segment of $169.4 million, offset by lower acquisition amortization of $35.8 million.
•Selling, general and administrative expenses - The increase of $16.7 million in Selling, general, and administrative expenses primarily reflects higher compensation expenses of $21.8 million and higher technology related expenses of $4.3 million, offset by lower external labor costs.

Interest expense, net. Interest expense, net, was $135.5 million, an increase of $50.9 million from $84.7 million in the fiscal year ended June 30, 2022 primarily due to an increase in interest expense from higher borrowing costs.
Other non-operating income (expenses), net. Other non-operating expense, net for the fiscal year ended June 30, 2023 was $6.0 million, compared to $3.0 million of Other non-operating expense, net for the fiscal year ended June 30, 2022. The increased expense was primarily due to higher net gains on investments in the prior year period.
Provision for income taxes.
•Effective tax rate for the fiscal year ended June 30, 2023 - 20.7%.
•Effective tax rate for the fiscal year ended June 30, 2022 - 19.8%.
The increase in the effective tax rate for the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022 was driven by the lower excess tax benefit related to equity compensation as compared to the prior year.
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
Revenues

	Years Ended June 30,
	2023	2022	Change
			$	%
	($ in millions)
Investor Communication Solutions	$4,535.6	$4,256.6	$279.0	7
Global Technology and Operations	1,525.2	1,452.4	72.8	5
Total	$6,060.9	$5,709.1	$351.8	6

Earnings Before Income Taxes

	Years Ended June 30,
	2023	2022	Change
			$	%
	($ in millions)
Investor Communication Solutions	$811.4	$724.7	$86.8	12
Global Technology and Operations	183.9	139.4	44.5	32
Other	(200.5)	(191.9)	(8.6)	4
Total	$794.9	$672.2	$122.7	18
The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Years Ended June 30,
	2023	2022	Change
			$	%
	($ in millions)
Investor Communication Solutions	$55.5	$68.7	$(13.2)	(19)
Global Technology and Operations	158.9	181.5	(22.6)	(12)
Total	$214.4	$250.2	$(35.8)	(14)
Investor Communication Solutions
Fiscal Year 2023 Compared to Fiscal Year 2022
Revenues increased $279.0 million to $4,535.6 million from $4,256.6 million, and earnings before income taxes increased $86.8 million to $811.4 million from $724.7 million.

	Years Ended June 30,
	2023	2022	Change
			$	%
	($ in millions)
Revenues
Recurring revenues	$2,461.4	$2,270.3	$191.1	8
Event-driven revenues	211.0	269.4	(58.3)	(22)
Distribution revenues	1,863.1	1,717.0	146.2	9
Total	$4,535.6	$4,256.6	$279.0	7

Earnings before Income Taxes
Earnings before income taxes	$811.4	$724.7	$86.8	12
Pre-tax Margin	17.9%	17.0%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	5pts	0pts	0pts	8%
For the fiscal year ended June 30, 2023:
•Recurring revenues increased $191.1 million, or 8%, to $2,461.4 million. Recurring revenue growth constant currency (Non-GAAP) was 9%, all organic, driven by Internal Growth and Net New Business.

•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Regulatory rose 6% and 7%, respectively, driven by equity position growth of 9% and mutual fund/ETF position growth of 8%;
◦Data-Driven Fund Solutions rose 11% and 12%, respectively, driven by growth in our mutual fund trade processing business and continued growth in our data and analytics solutions;
◦Issuer rose 12% and 13%, respectively, driven by growth in our registered shareholder solutions and disclosure solutions; and
◦Customer Communications rose 9% and 10%, respectively, driven by higher print and digital communications.
•Event-driven revenues decreased $58.3 million, or 22% primarily due to the decrease in volume of mutual fund proxy communications.
•Distribution revenues increased $146.2 million, or 9%, driven by the impact of postage rate increases of $120.8 million and the impact of modestly higher mail volumes, primarily in Customer Communications Solutions.
•Earnings before income taxes increased $86.8 million, or 12.0%. The earnings benefit from higher Recurring revenue was partially offset by lower event-driven revenues. Operating expenses rose 5%, or $192.2 million, to $3,724.2 million, primarily driven by distribution and other revenue related expenses. Amortization expense from acquired intangibles decreased by $13.2 million to $55.5 million from $68.7 million in the prior period.
•Pre-tax margins increased by 0.9 percentage points to 17.9% from 17.0%.
Global Technology and Operations
Fiscal Year 2023 Compared to Fiscal Year 2022
Revenues increased $72.8 million to $1,525.2 million from $1,452.4 million, and earnings before income taxes increased $44.5 million to $183.9 million from $139.4 million.

	Years Ended June 30,
	2023	2022	Change
			$	%
	($ in millions)
Revenues
Recurring revenues	$1,525.2	$1,452.4	$72.8	5

Earnings before Income Taxes
Earnings before income taxes	$183.9	$139.4	$44.5	32
Pre-tax Margin	12.1%	9.6%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	4pts	0pts	-3pts	5%
For the fiscal year ended June 30, 2023:
•Recurring revenues increased $72.8 million, or 5.0%, to $1,525.2 million. Recurring revenue growth constant currency (Non-GAAP) was 8%, all organic, driven by Net New Business and Internal Growth.
•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Capital markets rose 7% and 11%, respectively, driven by a combination of Internal Growth and Net New Business; and
◦Wealth and investment management rose 2% and 4%, respectively, primarily driven by Net New Business.

•Earnings before income taxes increased $44.5 million, driven primarily by the $72.8 million growth in Recurring revenues, partially offset by increased labor costs. Amortization expense from acquired intangibles decreased by $22.6 million to $158.9 million in fiscal year 2023 from $181.5 million in the prior year period due to the impact of changes in foreign currency exchange rates and certain intangible assets now being fully amortized.
•Pre-tax margins increased by 2.5 percentage points to 12.1% from 9.6%.
Other
Loss before income taxes was $200.5 million for the fiscal year ended June 30, 2023, an increase of $8.6 million, or 4%, compared to $191.9 million for the fiscal year ended June 30, 2022. The impact of a $50.9 million increase in net interest expense and higher severance costs related to the corporate restructuring initiative were partially offset by the absence of the prior year $30.5 million in Real Estate Realignment and Covid-19 related expenses and lower compensation related expenses.

Explanation and Reconciliation of the Company’s Use of Non-GAAP Financial Measures
The Company’s results in this Annual Report on Form 10-K are presented in accordance with U.S. GAAP except where otherwise noted. In certain circumstances, Non-GAAP results have been presented. These Non-GAAP measures are Adjusted Operating income, Adjusted Operating income margin, Adjusted Net earnings, Adjusted earnings per share, Free cash flow, and Recurring revenue growth constant currency. These Non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results.
The Company believes our Non-GAAP financial measures help investors understand how management plans, measures and evaluates the Company’s business performance. Management believes that Non-GAAP measures provide consistency in its financial reporting and facilitates investors’ understanding of the Company’s operating results and trends by providing an additional basis for comparison. Management uses these Non-GAAP financial measures to, among other things, evaluate our ongoing operations and for internal planning and forecasting purposes. In addition, and as a consequence of the importance of these Non-GAAP financial measures in managing our business, the Company’s Compensation Committee of the Board of Directors incorporates Non-GAAP financial measures in the evaluation process for determining management compensation.

Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Earnings and Adjusted Earnings Per Share
These Non-GAAP measures reflect Operating income, Operating income margin, Net earnings, and Diluted earnings per share, as adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items the exclusion of which management believes provides insight regarding our ongoing operating performance. Depending on the period presented, these adjusted measures exclude the impact of certain of the following items: (i) Amortization of Acquired Intangibles and Purchased Intellectual Property, (ii) Acquisition and Integration Costs, (iii) Restructuring Charges, (iv) Real Estate Realignment and Covid-19 Related Expenses, (v) Russia-Related Exit Costs, and (vi) Investment Gain. Amortization of Acquired Intangibles and Purchased Intellectual Property represents non-cash amortization expenses associated with the Company’s acquisition activities. Acquisition and Integration Costs represent certain transaction and integration costs associated with the Company’s acquisition activities. Restructuring Charges represent severance costs associated with the Company’s initiative to streamline our management structure, reallocate work to lower cost locations, and reduce headcount in deprioritized areas. Real Estate Realignment and Covid-19 Related Expenses are comprised of two major components: Real Estate Realignment Expenses, and Covid-19 Related Expenses. Real Estate Realignment Expenses are expenses associated with the exit of certain of the Company’s leased facilities in response to the Covid-19 pandemic, which consist of the impairment of certain right of use assets, leasehold improvements and equipment, as well as other related facility exit expenses directly resulting from, and attributable to, the exit of these leased facilities. Covid-19 Related Expense are direct and incremental expenses incurred by the Company to protect the health and safety of Broadridge associates during the Covid-19 outbreak, including expenses associated with monitoring the temperatures for associates entering our facilities, enhancing the safety of our office environment in preparation for workers to return to Company facilities on a more regular basis, ensuring proper social distancing in our production facilities, personal protective equipment, enhanced cleaning measures in our facilities, and other safety related expenses. Russia-Related Exit Costs are direct and incremental costs associated with the Company’s wind down of business activities in Russia in response to Russia’s invasion of Ukraine, including relocation-related expenses of impacted associates. Investment Gain represents a non-operating, non-cash gain on a privately held investment.

We exclude Acquisition and Integration Costs, Restructuring Charges, Real Estate Realignment and Covid-19 Related Expenses, Russia-Related Exit Costs, and Investment Gain from our Adjusted Operating income (as applicable) and other adjusted earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and enhances comparability across fiscal reporting periods, as these items are not reflective of our underlying operations or performance. We also exclude the impact of Amortization of Acquired Intangibles and Purchased Intellectual Property, as these non-cash amounts are significantly impacted by the timing and size of individual acquisitions and do not factor into the Company's capital allocation decisions, management compensation metrics or multi-year objectives. Furthermore, management believes that this adjustment enables better comparison of our results as Amortization of Acquired Intangibles and Purchased Intellectual Property will not recur in future periods once such intangible assets have been fully amortized. Although we exclude Amortization of Acquired Intangibles and Purchased Intellectual Property from our adjusted earnings measures, our management believes that it is important for investors to understand that these intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets.

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
Reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Years ended June 30,
	2023	2022
	(in millions)
Operating income (GAAP)	$936.4	$759.9
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	214.4	250.2
Acquisition and Integration Costs	15.8	24.5
Restructuring Charges	20.4	—
Real Estate Realignment and Covid-19 Related Expenses (a)	—	30.5
Russia-Related Exit Costs (c)	12.1	1.4
Adjusted Operating income (Non-GAAP)	$1,199.1	$1,066.4
Operating income margin (GAAP)	15.4%	13.3%
Adjusted Operating income margin (Non-GAAP)	19.8%	18.7%

	Years ended June 30,
	2023	2022
	(in millions)
Net earnings (GAAP)	$630.6	$539.1
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	214.4	250.2
Acquisition and Integration Costs	15.8	24.5
Restructuring Charges	20.4	—
Real Estate Realignment and Covid-19 Related Expenses (a)	—	30.5
Russia-Related Exit Costs (c)	10.9	1.4
Investment Gains	—	(14.2)
Subtotal of adjustments	261.6	292.3
Tax impact of adjustments (d)	(57.5)	(65.7)
Adjusted Net earnings (Non-GAAP)	$834.6	$765.7

	Years ended June 30,
	2023	2022

Diluted earnings per share (GAAP)	$5.30	$4.55
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	1.80	2.11
Acquisition and Integration Costs	0.13	0.21
Restructuring Charges	0.17	—
Real Estate Realignment and Covid-19 Related Expenses (b)	—	0.26
Russia-Related Exit Costs	0.09	0.01
Investment Gains	—	(0.12)
Subtotal of adjustments	2.20	2.47
Tax impact of adjustments (d)	(0.48)	(0.55)
Adjusted earnings per share (Non-GAAP)	$7.01	$6.46
_________
(a)Real Estate Realignment Expenses and Covid-19 Related Expenses were $23.0 million and $7.5 million for the fiscal year ended June 30, 2022, respectively.
(b)Real Estate Realignment Expenses and Covid-19 Expenses impacted Adjusted earnings per share by $0.19 and $0.06 for the fiscal year ended June 30, 2022, respectively.
(c)Russia-Related Exit Costs were $10.9 million and $1.4 million for the fiscal years ended June 30, 2023 and June 30, 2022, comprised of $12.1 million of operating expenses, offset by a gain of $1.2 million in non-operating income for the fiscal year ended June 30, 2023, and $1.4 million of operating expenses for the fiscal year ended June 30, 2022.
(d)Calculated using the GAAP effective tax rate, adjusted to exclude $10.4 million of excess tax benefits (“ETB”) associated with stock-based compensation for the fiscal year ended June 30, 2023, and $18.1 million of ETB associated with stock-based compensation for the fiscal year ended June 30, 2022. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Years ended June 30,
	2023	2022
	(in millions)
Net cash flows provided by operating activities (GAAP)	$823.3	$443.5
Capital expenditures and Software purchases and capitalized internal use software	(75.2)	(73.1)
Free cash flow (Non-GAAP)	$748.2	$370.4

	Year Ended June 30, 2023

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	6%	11%	12%	9%	8%
Impact of foreign currency exchange	—%	1%	—%	—%	—%
Recurring revenue growth constant currency (Non-GAAP)	7%	12%	13%	10%	9%

	Year Ended June 30, 2023

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	7%	2%	5%
Impact of foreign currency exchange	4%	2%	3%
Recurring revenue growth constant currency (Non-GAAP)	11%	4%	8%

Year Ended June 30, 2023

Consolidated	Total
Recurring revenue growth (GAAP)	7%
Impact of foreign currency exchange	1%
Recurring revenue growth constant currency (Non-GAAP)	9%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents consisted of the following:

	June 30,
	2023	2022
	(in millions)

Cash and cash equivalents:
Domestic cash	$46.1	$43.4
Cash held by foreign subsidiaries	141.7	114.3
Cash held by regulated entities	64.5	67.0
Total cash and cash equivalents	$252.3	$224.7
At June 30, 2023 and 2022, Cash and cash equivalents were $252.3 million and $224.7 million, respectively. Total stockholders’ equity was $2,240.6 million and $1,919.1 million at June 30, 2023 and 2022, respectively. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
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

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at June 30, 2023	Carrying value at June 30, 2023	Carrying value at June 30, 2022	Unused Available Capacity	Fair Value at June 30, 2023
			(in millions)
Current portion of long-term debt
Fiscal 2021 Term Loans (a)	May 2024	$1,180.0	$1,178.5	$—	$—	$1,180.0
Total		$1,180.0	$1,178.5	$—	$—	$1,180.0

Long-term debt, excluding current portion
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$—	$—	$25.0	$1,100.0	$—
Multicurrency tranche	April 2026	—	—	—	400.0	—
Total Revolving Credit Facility		$—	$—	$25.0	$1,500.0	$—

Fiscal 2021 Term Loans (a)	May 2024	$—	$—	$1,535.8	$—	$—

Fiscal 2016 Senior Notes	June 2026	$500.0	$498.0	$497.4	$—	$471.4
Fiscal 2020 Senior Notes	December 2029	750.0	744.3	743.4	—	641.0
Fiscal 2021 Senior Notes	May 2031	1,000.0	992.5	991.5	—	817.4
Total Senior Notes		$2,250.0	$2,234.7	$2,232.3	$—	$1,929.8

Total long-term debt		$2,250.0	$2,234.7	$3,793.0	$1,500.0	$1,929.8

Total debt		$3,430.0	$3,413.3	$3,793.0	$1,500.0	$3,109.8
_________
(a)The Fiscal 2021 Term Loans were reclassified from Long-term debt to Current portion of long-term debt in May 2023 to reflect the remaining maturity of less than a year.
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2024	2025	2026	2027	2028	Thereafter	Total
(in millions)	$1,180.0	$—	$500.0	$—	$—	$1,750.0	$3,430.0
The Company has a $1.5 billion five-year revolving credit facility (as amended on December 23, 2021 and May 23, 2023, the “Fiscal 2021 Revolving Credit Facility”), which is comprised of a $1.1 billion U.S. dollar tranche and a $400.0 million multicurrency tranche. Under the Fiscal 2021 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Swedish Kronor, and Yen initially bear interest at Adjusted Term SOFR, CDOR, EURIBOR, TIBOR and STIBOR, respectively, plus 1.200% (subject to step-ups to 1.275% and step-downs to 0.905% based on public debt ratings) and revolving loans denominated in Sterling bears interest at SONIA plus 1.1326% per annum (subject to step-ups to 1.2076% and step-downs to 0.8376% based on ratings). The Fiscal 2021 Revolving Credit Facility also has an annual facility fee equal to 15.0 basis points on the entire facility (subject to step-ups to 20.0 basis points and step-downs to 7.0 basis points based on ratings). On May 23, 2023, we amended the interest rate index from LIBOR to Adjusted SOFR. All other terms remained unchanged.

In March 2021, the Company entered into a term credit agreement (as amended on December 23, 2021 and May 23, 2023, “Term Credit Agreement”), providing for term loan commitments in an aggregate principal amount of $2.55 billion, comprised of a $1.0 billion tranche (“Tranche 1”) and a $1.55 billion tranche (“Tranche 2,” together with Tranche 1, the “Fiscal 2021 Term Loans”). The Tranche 1 Loans were repaid in full in May 2021. The Tranche 2 Loans will mature in May 2024 on the third anniversary of the Funding Date. The proceeds of the Fiscal 2021 Term Loans were used by the Company to solely finance the Itiviti acquisition and pay certain fees and expenses in connection therewith. Interest on the outstanding portion of the Fiscal 2021 Term Loans bears interest at Adjusted Term SOFR plus 1.100% per annum (subject to step-ups to Adjusted Term SOFR plus 1.350% or a step-down to SOFR plus 0.850% based on ratings). On May 23, 2023, we amended the interest rate index from LIBOR to Adjusted SOFR. All other terms remained unchanged.
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
Please refer to Note 14, “Borrowings” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a more detailed discussion.
Cash Flows
Fiscal Year 2023 Compared to Fiscal Year 2022

	Years Ended June 30,
	2023	2022	$ Change
	(in millions)

Net cash flows provided by operating activities	$823.3	$443.5	$379.9
Net cash flows used in investing activities	(80.4)	(110.4)	30.0
Net cash flows used in financing activities	(714.7)	(370.8)	(344.0)
Effect of exchange rate changes on Cash and cash equivalents	(0.6)	(12.2)	11.6
Net change in Cash and cash equivalents	$27.6	$(49.9)	$77.5

Free cash flow:
Net cash flows provided by operating activities (GAAP)	$823.3	$443.5	$379.9
Capital expenditures and Software purchases and capitalized internal use software	(75.2)	(73.1)	(2.1)
Free cash flow (Non-GAAP)	$748.2	$370.4	$377.8
The increase in cash provided by operating activities of $379.9 million was primarily due to an increase in advance client billings as well as a decrease in client-related platform implementation and development, partially offset by higher cash used in working capital.
The decrease in cash used in investing activities of $30.0 million primarily reflects lower acquisition spend in the current fiscal year compared to the prior year period.
The increase in cash used in financing activities of $344.0 million primarily reflects higher repayments net of borrowing.

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
Employee Benefit Plans
The Company sponsors a Supplemental Officer Retirement Plan (the “SORP”), a Supplemental Executive Retirement Plan (the “SERP”), an Executive Retiree Health Insurance Plan, and certain non-US benefits-related plans. Please refer to Note 17, “Employee Benefit Plans” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a discussion on the Company’s Employee Benefit Plans.

Contractual Obligations
The following table summarizes our contractual obligations to third parties as of June 30, 2023 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
			(in millions)
Debt(1)	$3,430.0	$1,180.0	$500.0	$—	$1,750.0
Interest and facility fee on debt(2)	464.2	128.4	134.0	97.3	104.6
Facility and equipment operating leases(3)	278.2	46.7	76.0	62.9	92.6
Purchase obligations(4)	564.9	154.5	257.8	111.7	41.0
Capital commitment to fund investment(5)	—	—	—	—	—
Uncertain tax positions(6)	—	—	—	—	—
Total(7)	$4,737.3	$1,509.6	$967.7	$271.9	$1,988.1
_________
(1)These amounts represent the principal repayments of Long-term debt and are included on our Consolidated Balance Sheets. See Note 14, “Borrowings” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for additional information about our Borrowings and related matters.
(2)Includes estimated future interest payments on our current portion of long-term debt and interest and facility fee on the revolving credit facility.
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
(4)Purchase obligations relate to payments to Kyndryl, Inc. related to the Amended IT Services Agreement (as described below) that expires in fiscal year 2027, the Private Cloud Agreement (as described below) that expires in fiscal year 2030, the AWS Cloud Agreement (as described below) that expires in fiscal year 2027, as well as other data center arrangements and software license agreements including hosted software arrangements, and software and hardware maintenance and support agreements, and certain other related arrangements. Purchase obligations also includes $14.0 million of other liabilities recorded on the Company’s Consolidated Balance Sheet as of June 30, 2023.

(5)The Company has a future commitment to fund $0.6 million to an investee that is not included in the table above due to the uncertainty of the timing of this future payment.
(6)Due to the uncertainty related to the timing of the reversal of uncertain tax positions, only uncertain tax benefits related to certain settlements have been provided in the table above. The Company is unable to make reasonably reliable estimates related to the timing of the remaining gross unrecognized tax benefit liability of $72.9 million (inclusive of interest). See Note 18, “Income Taxes” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for further detail.
(7)Certain post-employment benefit obligations reported in our Consolidated Balance Sheets in the amount of $73.8 million as of June 30, 2023 were not included in the table above due to the uncertainty of the timing of these future payments.
Data Center Agreements
The Company is a party to an Amended and Restated IT Services Agreement with Kyndryl, Inc. (“Kyndryl”), an entity formed by IBM’s spin-off of its managed infrastructure services business, under which Kyndryl provides certain aspects of the Company’s information technology infrastructure, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The Amended and Restated IT Services Agreement expires on June 30, 2027, however the Company may renew the agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended and Restated IT Services Agreement at June 30, 2023 are $151.2 million through June 30, 2027, the final year of the Amended and Restated IT Services Agreement.
The Company is a party to an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which Kyndryl operates, manages and supports the Company’s private cloud global distributed platforms and products, and operates and manages certain Company networks. The Private Cloud Agreement expires on March 31, 2030. Fixed minimum commitments remaining under the Private Cloud Agreement at June 30, 2023 are $154.6 million through March 31, 2030, the final year of the contract.
The following table summarizes the capitalized costs related to data center agreements as of June 30, 2023:

	Amended and Restated IT Services Agreement	Other	Total
	(in millions)
Capitalized costs, beginning balance	$63.0	$7.6	$70.7
Capitalized costs incurred	—	—	—
Impact of foreign currency exchange	—	—	—
Total capitalized costs, ending balance	63.0	7.7	70.7
Total accumulated amortization	(49.9)	(5.8)	(55.7)
Net Deferred Kyndryl Costs	$13.1	$1.9	$15.0
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at June 30, 2023 are $186.5 million in the aggregate through December 31, 2026.
Investments
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investment in this variable interest entity totaled $37.0 million as of June 30, 2023, which represents the carrying value of the Company's investment.
In addition, as of June 30, 2023, the Company also has a future commitment to fund $0.6 million to one of the Company’s other investees.

Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at June 30, 2023.
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
In January 2022, we executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of our net investment in our subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of our U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At June 30, 2023, our position on the cross-currency swaps was an asset of $66.7 million, and is recorded as part of Other non-current assets on the Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. We have elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in our Consolidated Statements of Earnings.
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

Interest Rate Risk
As of June 30, 2023, $1,178.5 million, or 35%, of the Company’s total outstanding debt balance of $3,413.3 million is based on floating interest rates. Our $1,178.5 million in variable rate debt at June 30, 2023 consists of the outstanding portion of our Fiscal 2021 Term Loans which bears interest at Adjusted Term SOFR plus 1.100% per annum (subject to step-ups to Adjusted Term SOFR plus 1.350% or a step-down to SOFR plus 0.850% based on ratings). We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings of a change in market interest rates on amounts borrowed from the revolving credit facility and Fiscal 2021 Term Loans during the fiscal year ended June 30, 2023. Assuming a hypothetical increase of one hundred basis points in interest rates on our variable rate debt during the fiscal year ended June 30, 2023 and June 30, 2022, our pre-tax earnings would have decreased by approximately $18.7 million and $19.7 million, respectively; however, for both years, this would have been offset by interest earned on cash balances.
Foreign Currency Risk
While the substantial majority of our business is conducted within the U.S., approximately 13% of our fiscal year 2023 revenues were earned outside of the U.S. Our operations outside of the U.S. primarily reside in Canada, Europe and India. As a result, we are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-U.S. dollar-denominated foreign investments and foreign currency transactions, primarily with respect to the Canadian dollar, the British pound, the Euro, the Indian Rupee and the Swedish Krona.
We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate. In addition, we executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of our net investment in our subsidiaries whose functional currency is the Euro. At June 30, 2023, the fair value of these derivatives is an asset of $66.7 million. Refer to Note 19, “Contractual Commitments, Contingencies, and Off-Balance Sheet Arrangements” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for additional details on our cross-currency swap derivative contracts.
For the fiscal year ended June 30, 2023 and June 30, 2022, a hypothetical 10% decrease in the value of the Canadian dollar, the British pound, the Euro, the Indian Rupee and the Swedish Krona versus the U.S. dollar would have resulted in a decrease in our total pre-tax earnings of approximately $15.2 million and $12.8 million, respectively.

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Broadridge Financial Solutions, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Broadridge Financial Solutions, Inc. and subsidiaries (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the income approach, which considers a discounted future cash flow analysis using various assumptions, including projections of revenues based on assumed long-term growth rates and projections of earnings before interest and taxes, estimated costs and appropriate discount rates based on the particular reporting unit’s weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows based on forecasted earnings before interest and taxes, including projections of revenues, and the selection of the terminal value growth rate and discount rate assumptions.

The goodwill balance was $3,461.6 million as of June 30, 2023, which is allocated among various reporting units. During fiscal year 2023, the Company performed the required impairment tests of goodwill and determined that there was no impairment. The Company also performed a sensitivity analysis under Step 1 of the goodwill impairment test assuming hypothetical reductions in the fair values of the reporting units. A 10% change in their estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in their calculations of the fair values of the reporting units would not result in an impairment of their goodwill.

Auditing the fair value of certain of the reporting units involved a high degree of subjectivity, including the need to involve our fair value specialists, as it relates to evaluating whether management’s judgments in determining whether the projected future operating cash flows based on forecasted earnings before interest and taxes, including projections of revenues, selection of terminal value growth rates and the weighted-average cost of capital used to determine the discount rates were appropriate.

How this Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projected future operating cash flows based on forecasted earnings before interest and taxes, including projections of revenues, selection of the terminal value growth rates and weighted-average cost of capital used to determine the discount rates for certain of the reporting units included the following, among others:
•    We tested the effectiveness of controls over goodwill, including those over the projected future operating cash flows based on forecasted earnings before interest and taxes, including projections of revenues, and the selection of the terminal value growth rates and weighted-average cost of capital used to determine the discount rates.
•    We performed a sensitivity analysis on the projected future operating cash flows to determine what revenue and earnings before interest and taxes growth rates are needed to cause an impairment for certain of the reporting units.
•    We evaluated the reasonableness of management’s projected future operating cash flows based on forecasted earnings before interest and taxes, including projections of revenues by comparing to (1) historical results for certain of the reporting units, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases, analyst and industry reports of the Company and companies in its peer group.
•    We considered the impact of changes in the regulatory environment, uncertainty in the market, and economic conditions on management’s forecasts.
•    With the assistance of our fair value specialists, we evaluated the discount rate and terminal value growth rate for certain of the reporting units, including testing the underlying source information and the mathematical accuracy of the calculations by developing a range of independent estimates and comparing those to the discount and terminal value growth rates selected by management.

/s/ DELOITTE & TOUCHE LLP
New York, New York
August 8, 2023
We have served as the Company's auditor since 2007.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Earnings
(In millions, except per share amounts)

		Years ended June 30,
		2023	2022	2021
Revenues	(Note 3)	$6,060.9	$5,709.1	$4,993.7
Operating expenses:
Cost of revenues		4,275.5	4,116.9	3,570.8
Selling, general and administrative expenses		849.0	832.3	744.3
Total operating expenses		5,124.5	4,949.2	4,315.0
Operating income		936.4	759.9	678.7
Interest expense, net	(Note 5)	(135.5)	(84.7)	(55.2)
Other non-operating income (expenses), net		(6.0)	(3.0)	72.7
Earnings before income taxes		794.9	672.2	696.2
Provision for income taxes	(Note 18)	164.3	133.1	148.7
Net earnings		$630.6	$539.1	$547.5

Basic earnings per share		$5.36	$4.62	$4.73
Diluted earnings per share		$5.30	$4.55	$4.65

Weighted-average shares outstanding:
Basic	(Note 4)	117.7	116.7	115.7
Diluted	(Note 4)	119.0	118.5	117.8
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years ended June 30,
	2023	2022	2021
Net earnings	$630.6	$539.1	$547.5
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(59.4)	(247.0)	117.6
Pension and post-retirement liability adjustment, net of tax (provision) benefit of $(0.1), $(3.4) and $(0.1) for the years ended June 30, 2023, 2022 and 2021, respectively	0.2	10.6	0.3
Fair market value loss on cash flow hedge, net of tax (provision) benefit of $(0.3), $(0.2), and $2.6 for the years ended June 30, 2023, 2022 and 2021, respectively	0.8	0.8	(8.2)
Total other comprehensive income (loss), net	(58.4)	(235.6)	109.7
Comprehensive income	$572.2	$303.6	$657.2
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Balance Sheets
(In millions, except per share amounts)

		June 30, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents		$252.3	$224.7
Accounts receivable, net of allowance for doubtful accounts of $7.2 and $6.8, respectively		974.0	946.9
Other current assets		166.2	156.8
Total current assets		1,392.5	1,328.4
Property, plant and equipment, net	(Note 9)	145.7	150.9
Goodwill	(Note 10)	3,461.6	3,484.9
Intangible assets, net	(Note 10)	1,467.2	1,077.1
Deferred client conversion and start-up costs	(Note 11)	937.0	1,232.3
Other non-current assets	(Note 12)	829.2	895.3
Total assets		$8,233.2	$8,168.8
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	(Note 14)	$1,178.5	$—
Payables and accrued expenses	(Note 13)	1,019.5	1,114.9
Contract liabilities		199.8	198.5
Total current liabilities		2,397.8	1,313.4
Long-term debt	(Note 14)	2,234.7	3,793.0
Deferred taxes	(Note 18)	391.3	446.1
Contract liabilities		492.8	215.8
Other non-current liabilities	(Note 15)	476.0	481.5
Total liabilities		5,992.6	6,249.8
Commitments and contingencies	(Note 19)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.5 and 154.5 shares, respectively; outstanding, 118.1 and 117.3 shares, respectively		1.6	1.6
Additional paid-in capital		1,436.8	1,344.7
Retained earnings		3,113.0	2,824.0
Treasury stock, at cost: 36.4 and 37.2 shares, respectively		(2,026.1)	(2,024.8)
Accumulated other comprehensive income (loss)	(Note 20)	(284.7)	(226.3)
Total stockholders’ equity		2,240.6	1,919.1
Total liabilities and stockholders’ equity		$8,233.2	$8,168.8
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years ended June 30,
	2023	2022	2021
Cash Flows From Operating Activities
Net earnings	$630.6	$539.1	$547.5
Adjustments to reconcile Net earnings to Net cash flows provided by operating activities:
Depreciation and amortization	84.4	82.4	67.4
Amortization of acquired intangibles and purchased intellectual property	214.4	250.2	153.7
Amortization of other assets	126.2	131.4	113.6
Write-down of long lived assets	2.5	39.5	31.4
Stock-based compensation expense	73.1	68.4	58.6
Deferred income taxes	(50.8)	50.7	52.0
Gain on forward foreign exchange derivative	—	—	(66.7)
Other	(27.4)	(17.9)	(31.7)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Accounts receivable, net	19.6	(85.4)	(42.4)
Other current assets	(10.0)	12.2	(29.6)
Payables and accrued expenses	(104.5)	(26.7)	144.3
Contract liabilities	(3.2)	30.2	12.4
Non-current assets and liabilities:
Other non-current assets	(472.4)	(696.9)	(454.5)
Other non-current liabilities	340.9	66.2	84.0
Net cash flows provided by operating activities	823.3	443.5	640.1
Cash Flows From Investing Activities
Capital expenditures	(38.4)	(29.0)	(51.9)
Software purchases and capitalized internal use software	(36.8)	(44.1)	(48.8)
Proceeds from asset sales	—	—	18.0
Acquisitions, net of cash acquired	—	(13.3)	(2,603.6)
Settlement of forward foreign exchange derivative	—	—	66.7
Other investing activities	(5.3)	(24.0)	(34.0)
Net cash flows used in investing activities	(80.4)	(110.4)	(2,653.7)
Cash Flows From Financing Activities
Debt proceeds	990.0	670.0	4,325.0
Debt repayments	(1,375.0)	(765.5)	(2,230.7)
Dividends paid	(331.0)	(290.7)	(261.7)
Purchases of Treasury stock	(24.3)	(22.8)	(21.5)
Proceeds from exercise of stock options	43.1	60.2	35.3
Other financing activities	(17.5)	(22.0)	(48.6)
Net cash flows provided by (used in) financing activities	(714.7)	(370.8)	1,797.8
Effect of exchange rate changes on Cash and cash equivalents	(0.6)	(12.2)	13.8
Net change in Cash and cash equivalents	27.6	(49.9)	(202.1)
Cash and cash equivalents, beginning of fiscal year	224.7	274.5	476.6
Cash and cash equivalents, end of fiscal year	$252.3	$224.7	$274.5
Supplemental disclosure of cash flow information:
Cash payments made for interest	$136.6	$82.3	$56.0
Cash payments made for income taxes, net of refunds	$180.2	$77.4	$98.0
Non-cash investing and financing activities:
Accrual of unpaid property, plant, equipment and software	$0.8	$19.2	$32.0
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2020	154.5	$1.6	$1,178.5	$2,302.6	$(2,035.7)	$(100.4)	$1,346.5
Comprehensive income (loss)	—	—	—	547.5	—	109.7	657.2
Stock option exercises	—	—	35.0	—	—	—	35.0
Stock-based compensation	—	—	58.2	—	—	—	58.2
Treasury stock acquired (0.1 shares)	—	—	—	—	(21.5)	—	(21.5)
Treasury stock reissued (1.2 shares)	—	—	(26.2)	—	26.2	—	—
Common stock dividends ($2.30 per share)	—	—	—	(266.3)	—	—	(266.3)
Balances, June 30, 2021	154.5	1.6	1,245.5	2,583.8	(2,030.9)	9.2	1,809.1
Comprehensive income (loss)	—	—	—	539.1	—	(235.6)	303.6
Stock option exercises	—	—	60.3	—	—	—	60.3
Stock-based compensation	—	—	67.8	—	—	—	67.8
Treasury stock acquired (0.1 shares)	—	—	—	—	(22.8)	—	(22.8)
Treasury stock reissued (1.3 shares)	—	—	(28.9)	—	28.9	—	—
Common stock dividends ($2.56 per share)	—	—	—	(298.9)	—	—	(298.9)
Balances, June 30, 2022	154.5	1.6	1,344.7	2,824.0	(2,024.8)	(226.3)	1,919.1
Comprehensive income (loss)	—	—	—	630.6	—	(58.4)	572.2
Stock option exercises	—	—	43.2	—	—	—	43.2
Stock-based compensation	—	—	72.0	—	—	—	72.0
Treasury stock acquired (0.2 shares)	—	—	—	—	(24.3)	—	(24.3)
Treasury stock reissued (1.0 shares)	—	—	(23.1)	—	23.1	—	—
Common stock dividends ($2.90 per share)	—	—	—	(341.6)	—	—	(341.6)
Balances, June 30, 2023	154.5	$1.6	$1,436.8	$3,113.0	$(2,026.1)	$(284.7)	$2,240.6
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
For asset managers and retirement service providers, Broadridge offers data-driven solutions and an end-to-end platform for content management, composition, and omni-channel distribution of regulatory, marketing, and transactional information. Broadridge’s data and analytics solutions provide investment product distribution data, analytical tools, insights, and research to enable asset managers to optimize product distribution across retail and institutional channels globally. Through our Retirement and Workplace Trade processing business, Broadridge provides automated mutual fund and exchange-traded funds trade processing services for financial institutions who submit trades on behalf of their clients such as qualified and non-qualified retirement plans and individual wealth accounts. In addition, Broadridge provides fiduciary-focused learning and development, software and technology, and data and analytics services to advisors, institutions and asset managers across the retirement and wealth ecosystem.
In addition, Broadridge provides public corporations and mutual funds with a full suite of solutions to help manage their annual meeting process, including a full suite of annual meeting and shareholder engagement solutions such as registered and beneficial proxy materials distribution, proxy processing and tabulation services, digital voting solutions, proxy and shareholder report document management solutions, virtual shareholder meeting services, shareholder engagement and environmental, social and governance solutions. Broadridge also offers disclosure solutions, including annual SEC filing services and capital markets transaction services. We also provide registrar, stock transfer and record-keeping services through our transfer agency services.
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

•Global Technology and Operations - Broadridge’s Global Technology and Operations business provides the non-differentiating yet mission-critical infrastructure to the global financial markets. As a leading software as a service (“SaaS”) provider, Broadridge offers capital markets, wealth and investment management firms modern technology to enable growth, simplify their technology stacks and mutualize costs. Broadridge’s highly scalable, resilient, component-based solutions automate the front-to-back transaction lifecycle of equity, mutual fund, fixed income, foreign exchange and exchange-traded derivatives, from order capture and execution through trade confirmation, margin, cash management, clearing and settlement, reference data management, reconciliations, securities financing and collateral management, asset servicing, compliance and regulatory reporting, portfolio accounting and custody-related services. Broadridge’s Wealth Management business provides solutions for advisors and investors and also streamlines back- and middle-office operations for broker-dealers by providing systems for critical post-trade activities, including books and records, transaction processing, clearance and settlement, and reporting. Broadridge’s Investment Management business provides portfolio and order management solutions for traditional and alternative asset managers, which bring insights into trading, portfolio construction, risk and analytics. Broadridge’s solutions connect asset managers to a global network of broker-dealers for trade execution and post-trade matching and confirmation. In addition, Broadridge provides business process outsourcing services for its buy- and sell-side clients’ businesses. These services combine Broadridge’s technology with its operations expertise to support the entire trade lifecycle, including securities clearing and settlement, reconciliations, record-keeping, wealth management asset servicing, and custody-related functions.
For capital markets firms, Broadridge provides a set of multi-asset, multi-entity and multi-currency trading, connectivity and post-trade solutions that support processing of securities transactions in equities, options, fixed income securities, foreign exchange, exchange-traded derivatives and mutual funds. Provided on a SaaS basis within large user communities, Broadridge’s technology is a global solution, processing clearance and settlement in over 100 countries. Broadridge’s solutions enable global capital markets firms to access market liquidity, drive more effective market making and efficient front-to-back trade processing. Through Broadridge Trading and Connectivity Solutions, Broadridge offers a set of global front-office trade order and execution management systems and connectivity solutions that enable market participants to connect and trade. The combination of the front-office solutions from the 2021 acquisition of Itiviti Holding AB (“Itiviti”) and Broadridge’s post-trade product suite and other capital markets capabilities enables clients to streamline their front-to-back technology platforms and operations and increase straight-through-processing efficiencies, across equities, fixed income, exchange-traded derivatives, and other asset classes.
Broadridge’s Wealth Management business delivers offers technology solutions and other capabilities across the entire wealth management lifecycle and streamlines all aspects of wealth management services, including account management, fee management and client on-boarding. The wealth technology solutions enable full-service, regional and independent broker-dealers and investment advisors to better engage with customers through digital marketing and customer communications tools. Broadridge also integrates data, content and technology to drive new customer acquisition, support holistic and personalized advice and cross-sell opportunities. Broadridge’s advisor solutions help advisors optimize their practice management through customer and account data aggregation and reporting.
Broadridge’s Investment Management business services the global investment management industry with a range of buy-side technology solutions such as portfolio management, compliance and fee billing and operational support solutions for hedge funds, family offices, alternative asset managers, traditional asset managers and the providers that service this space including prime brokers, fund administrators and custodians.
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
Beginning with the first quarter of fiscal year 2023, the Company changed reporting for segment revenues, segment earnings (loss) before income taxes, and segment amortization of acquired intangibles and purchased intellectual property to reflect the impact of actual foreign exchange rates applicable to the individual periods presented. The presentation of these metrics for the prior periods provided in this Form 10-K has been changed to conform to the current period presentation. Total consolidated revenues and earnings before income taxes were not impacted. Please refer to Note 3, “Revenue Recognition” and Note 21, “Financial Data by Segment.”

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
B. Revenue Recognition. ASC 606 “Revenue from Contracts with Customers” outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. The core principle is that an entity recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company’s revenues from clients are primarily generated from fees for providing investor communications and technology-enabled services and solutions. Revenues are recognized for the two reportable segments as follows:
•Investor Communication Solutions—Revenues are generated primarily from processing and distributing investor communications and other related services as well as vote processing and tabulation. The Company typically enters into agreements with clients to provide services on a fee for service basis. Fees received for processing and distributing investor communications are generally variably priced and recognized as revenue over time as the Company provides the services to clients based on the number of units processed, which coincides with the pattern of value transfer to the client. Broadridge works directly with corporate issuers (“Issuers”) and mutual funds to ensure that the account holders of the Company’s bank and broker clients, who are also the shareholders of Issuers and mutual funds, receive the appropriate investor communications materials and that the services are fulfilled in accordance with each Issuer’s and mutual fund’s requirements. Broadridge works directly with the Issuers and mutual funds to resolve any issues that may arise. As such, Issuers and mutual funds are viewed as the customer of the Company’s services. As a result, revenues for distribution services as well as proxy materials fulfillment services are recorded in Revenue on a gross basis with corresponding costs, including amounts remitted to the broker-dealers and banks (referred to as “Nominees”) recorded in Cost of revenues. Fees for the Company’s investor communications services arrangements are typically billed and paid on a monthly basis following the delivery of the services. The Company also offers certain hosted service arrangements that can be priced on a fixed and/or variable basis for which revenue is recognized over time as the Company satisfies its performance obligation by delivering services to the client on a monthly basis based on the number of transactions processed or units delivered, in the case of variable priced arrangements, or a fixed monthly fee in the case of fixed price arrangements, in each case which coincides with the pattern of value transfer to the client. These services may be billed in a variety of payment frequencies depending on the specific arrangement.
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
As described above, our most significant performance obligations involve variable consideration which constitutes the majority of our revenue streams. The Company’s variable consideration components meet the criteria in ASC 606 for exclusion from disclosure of the remaining transaction price allocated to unsatisfied performance obligations as does any contracts with clients with an original duration of one year or less. The Company has contracts with clients that vary in length depending on the nature of the services and contractual terms negotiated with the client, and they generally extend over a multi-year period.
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
D. Financial Instruments. Substantially all of the financial instruments of the Company other than Long-term debt are carried at fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments. The carrying value of the Company’s long-term fixed-rate senior notes represent the face value of the long-term fixed-rate senior notes net of the unamortized discount and net of the associated unamortized debt issuance cost. The fair value of the Company’s long-term fixed-rate senior notes is based on quoted market prices. Refer to Note 14, “Borrowings,” for a further description of the Company’s long-term fixed-rate senior notes as well as Note 7, “Fair Value of Financial Instruments” for additional details on the fair value of the Company’s financial instruments. In addition, refer to Note 19, “Contractual Commitments, Contingencies, and Off-Balance Sheet Arrangements” for details on the Company’s cross-currency swap derivative contracts which are carried at fair value.
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
G. Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventory balances of $34.1 million and $29.3 million, consisting of forms and envelopes used in the mailing of proxy and other materials to our customers, are reflected in Other current assets in the Consolidated Balance Sheets at June 30, 2023 and 2022, respectively.
H. Deferred Client Conversion and Start-Up Costs. Deferred client conversion and start-up costs include direct costs incurred to set up or convert a client’s systems to function with the Company’s technology, and are generally deferred and recognized on a straight-line basis over the service term of the arrangement to which the costs relate, which commences when the client goes live with the Company’s services. The key judgment for determining the amount of costs to be deferred relates to the extent to which such costs are recoverable. This estimate includes (i) projected future client revenues, including variable revenues, offset by an estimate of conversion costs including an estimate of onboarding costs as well as ongoing operational costs, and (ii) an estimate of the expected client life. This is also the basis for which the Company assesses such costs for impairment. Refer to Note 11, “Deferred Client Conversion and Start-up Costs” for a further description of the Company’s Deferred client conversion and start-up costs.
I. Deferred Sales Commission Costs. The Company defers incremental costs to obtain a client contract that it expects to recover, which consists of sales commissions incurred, only if the contract is executed. Deferred sales commission costs are amortized on a straight-line basis using a portfolio approach consistent with the pattern of transfer of the goods or services to which the asset relates, which also considers expected customer lives. As a practical expedient, the Company recognizes the sales commissions as an expense when incurred if the amortization period of the sales commission asset that the entity otherwise would have recognized is one year or less. The Company evaluates the carrying value of deferred sales commission costs for impairment on the basis of whether these costs are fully recoverable from the expected future undiscounted net operating cash flows of the portfolio of clients to which the deferred sales commission costs relate. Refer to Note 12, “Other Non-Current Assets” for a further description of the Company’s Deferred sales commission costs.
J. Deferred Data Center Costs. Data center costs relate to conversion costs associated with our principal data center systems and applications. Costs directly related to the activities necessary to make the data center usable for its intended purpose are deferred and amortized over the life of the contract on a straight-line basis commencing on the date the data center has achieved full functionality. These deferred costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2023 and 2022, respectively. Refer to Note 12, “Other Non-Current Assets” for a further description of the Company’s Deferred data center costs.
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

L. Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to the estimated undiscounted future cash flows expected to be generated by the asset (or asset group). If the carrying amount of an asset (or asset group) exceeds its expected estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset (or asset group) exceeds its fair value. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Refer to Note 9, “Property, Plant and Equipment, Net” for a further description of the Company’s Property, plant and equipment, net. Refer to Note 6, “Acquisitions” and Note 10, “Goodwill and Intangible Assets, Net” for a further description of the Company’s Intangible assets, net.
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
O. Distribution Cost of Revenues. Distribution cost of revenues consists primarily of postage related expenses incurred in connection with the Company’s Investor Communication Solutions segment, as well as Broadridge Retirement and Workplace administrative services expenses. These costs are reflected in Cost of revenues in the Consolidated Statements of Earnings.
P. Stock-Based Compensation. The Company accounts for stock-based compensation by recognizing the measurement of stock-based compensation expense in the Consolidated Statements of Earnings based on the fair value of the award on the date of grant. For stock options issued, the fair value of each stock option was estimated on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price, and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. For restricted stock units, the fair value of the award is based on the current fair value of the Company’s stock on the date of grant less the present value of future expected dividends discounted at the risk-free-rate derived from the U.S. Treasury yield curve in effect at the time of grant. Refer to Note 16, “Stock-Based Compensation” for a further description of the Company’s stock-based compensation.
Q. Internal Use Software. Expenditures for major software purchases and software developed or obtained for internal use are capitalized and amortized on a straight-line basis generally over a three- to five-year period or another period deemed appropriate based on the specific characteristics of the software, considering the potential impact of obsolescence, speed of technology changes, competition, and other economic factors. For software developed or obtained for internal use, the Company’s accounting policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to direct time spent on such projects. Costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities. Refer to Note 10, “Goodwill and Intangible assets, Net” for a further description of the Company’s capitalized software.

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
Judgment is required in addressing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets attributable to net operating and capital loss carryforwards of certain subsidiaries to offset future taxable earnings. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income requires significant judgment and are consistent with the plans and estimates used to manage the underlying businesses. Refer to Note 18, “Income Taxes” for a further description of the Company’s income taxes.
S. Concentration of Risk. The majority of our clients operate in the financial services industry. Our largest single client in each of our fiscal years 2023, 2022 and 2021 accounted for approximately 7%, 7%, and 6% of our consolidated revenues.
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
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU No. 2021-08”), which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. ASU No. 2021-08 is effective for the Company in the first quarter of fiscal year 2024. Early adoption of the amendments is permitted, including adoption in an interim period. The Company is currently assessing the impact that the adoption of ASU No. 2021-08 will have on its Consolidated Financial Statements.

NOTE 3.     REVENUE RECOGNITION
Disaggregation of Revenue
The Company has presented below its revenue disaggregated by product line and by revenue type within each of its Investor Communication Solutions and Global Technology and Operations reportable segments.

Revenues in the Investor Communication Solutions segment are derived from both recurring and event-driven activity. In addition, the level of recurring and event-driven activity the Company processes directly impacts Distribution revenues. While event-driven activity is highly repeatable, it may not recur on an annual basis. Event-driven revenues are based on the number of special events and corporate transactions the Company processes. Event-driven activity is impacted by financial market conditions and changes in regulatory compliance requirements, resulting in fluctuations in the timing and levels of event-driven revenues. Distribution revenues primarily include revenues related to the physical mailing and distribution of proxy materials, interim communications, transaction reporting, customer communications and fulfillment services, as well as Broadridge Retirement and Workplace administrative services.

	Years ended June 30,
	2023	2022	2021
	(in millions)
Investor Communication Solutions
Regulatory	$1,141.4	$1,075.4	$937.9
Data-driven fund solutions	404.3	363.7	342.2
Issuer	242.6	215.9	188.5
Customer communications	673.1	615.4	568.3
Total ICS Recurring revenues	2,461.4	2,270.3	2,036.9

Equity and other	116.5	115.0	123.0
Mutual funds	94.5	154.4	112.1
Total ICS Event-driven revenues	211.0	269.4	235.0

Distribution revenues	1,863.1	1,717.0	1,548.3

Total ICS Revenues	$4,535.6	$4,256.6	$3,820.2

Global Technology and Operations
Capital markets	$965.2	$902.7	$656.0
Wealth and investment management	560.1	549.7	517.5
Total GTO Recurring revenues	1,525.2	1,452.4	1,173.5

Total Revenues	$6,060.9	$5,709.1	$4,993.7

Revenues by Type
Recurring revenues	$3,986.7	$3,722.7	$3,210.4
Event-driven revenues	211.0	269.4	235.0
Distribution revenues	1,863.1	1,717.0	1,548.3
Total Revenues	$6,060.9	$5,709.1	$4,993.7

Contract Balances
The following table provides information about contract assets and liabilities:

	June 30, 2023	June 30, 2022	June 30, 2021
	(in millions)
Contract assets	$109.1	$118.5	$89.8
Contract liabilities	$692.6	$414.3	$382.5

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
During the fiscal year ended June 30, 2023, contract assets decreased primarily due to an decrease in software term license revenues and contract liabilities increased primarily due to the timing of client payments. During the fiscal year ended June 30, 2022, contract assets increased primarily due to an increase in software term license revenues recognized but not yet invoiced and contract liabilities increased primarily due to growth in revenues and the timing of client payments. The Company recognized $236.5 million of revenue during the fiscal year ended June 30, 2023 that was included in the contract liability balance as of June 30, 2022. The Company recognized $233.8 million of revenue during the fiscal year ended June 30, 2022 that was included in the contract liability balance as of June 30, 2021. The Company recognized $158.7 million of revenue during fiscal year ended June 30, 2021 that was included in the contract liability balance as of June 30, 2020.
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
As of June 30, 2023, 2022 and 2021, the computation of diluted EPS did not include 1.2 million, 0.7 million and 0.4 million options to purchase Broadridge common stock, respectively, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Years ended June 30,
	2023	2022	2021
	(in millions)
Weighted-average shares outstanding:
Basic	117.7	116.7	115.7
Common stock equivalents	1.3	1.8	2.1
Diluted	119.0	118.5	117.8
NOTE 5.    INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Years ended June 30,
	2023	2022	2021
	(in millions)
Interest expense on borrowings	$(143.7)	$(87.7)	$(57.5)
Interest income	8.2	3.0	2.2
Interest expense, net	$(135.5)	$(84.7)	$(55.2)
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
During the fiscal years ended June 30, 2023 and 2022, there were no material acquisitions.

The following section provides details for the fiscal year 2021 acquisitions. The Company is providing unaudited pro forma supplemental information for the acquisition of Itiviti as the acquisition was material to the Company’s operating results. Unaudited pro forma supplemental financial information for all acquisitions, excluding Itiviti, is not provided as the impact of these acquisitions on the Company’s operating results, financial position or cash flows was not material for any acquisition individually.
FISCAL YEAR 2021 BUSINESS COMBINATIONS
Financial information on each transaction is as follows:

	Itiviti	AdvisorStream	Total
	(in millions)
Cash payments, net of cash acquired	$2,580.4	$23.2	$2,603.6
Deferred payments, net	—	2.9	2.9
Contingent consideration liability	—	8.5	8.5
Aggregate purchase price	$2,580.4	$34.5	$2,615.0

Net tangible assets acquired / (liabilities assumed)	$(252.9)	$(3.3)	$(256.2)
Goodwill	1,928.7	27.3	1,956.0
Intangible assets	904.6	10.5	915.1
Aggregate purchase price	$2,580.4	$34.5	$2,615.0
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

Unaudited Pro Forma Financial Information
The unaudited pro forma condensed consolidated results of operations in the table below are provided for illustrative purposes only and summarize the combined results of operations of Broadridge and Itiviti. For purposes of this pro forma presentation, the acquisition of Itiviti is assumed to have occurred on July 1, 2019. The pro forma financial information also includes the estimated business combination accounting effects resulting from this acquisition, notably amortization expense from the acquired intangible assets, interest expense from recent debt financing, the proceeds of which were used to fund the acquisition, and certain other integration related impacts.
This unaudited pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had actually occurred on July 1, 2019, nor of the results of operations that may be obtained in the future.

Year ended June 30,
2021
(in millions)
Revenues	$5,221.7
Net earnings	$514.9

Basic earnings per share	$4.45
Diluted earnings per share	$4.37

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
•The fair value of the contingent consideration liability at June 30, 2023 is $7.7 million.
•Goodwill is not tax deductible.
•Intangible assets acquired consist primarily of customer relationships and software technology, which are each being amortized over a five-year life.
•In fiscal year 2023, the Company settled deferred payment obligations totaling $2.6 million.
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
The following tables set forth the Company’s financial assets and liabilities at June 30, 2023 and 2022, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.7	$—	$—	$0.7
Other non-current assets:
Securities (a)	141.3	—	—	141.3
Derivative asset	—	66.7	—	66.7
Total assets as of June 30, 2023	$142.0	$66.7	$—	$208.7
Liabilities:
Contingent consideration obligations	$—	$—	$12.0	$12.0
Total liabilities as of June 30, 2023	$—	$—	$12.0	$12.0

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.6	$—	$—	$0.6
Other non-current assets:
Securities (a)	118.0	—	—	118.0
Derivative asset	—	101.4	—	101.4
Total assets as of June 30, 2022	$118.7	$101.4	$—	$220.1
Liabilities:
Contingent consideration obligations	$—	$—	$12.9	$12.9
Total liabilities as of June 30, 2022	$—	$—	$12.9	$12.9
_________
(a) Includes investments related to the Company’s Defined Benefit Pension Plans and Executive Retirement and Savings Plan (the “ERSP”).
In addition, the Company has non-marketable securities with a carrying amount of $55.6 million as of June 30, 2023 and $53.4 million as of June 30, 2022 that are classified as Level 2 financial assets and included as part of Other non-current assets.

The following table sets forth an analysis of changes during fiscal years 2023 and 2022 in Level 3 financial liabilities of the Company:

	June 30,
	2023	2022
	(in millions)
Beginning balance	$12.9	$23.2
Additional contingent consideration incurred	—	—
Net increase (decrease) in contingent consideration liability	(0.5)	1.1
Foreign currency impact	(0.4)	(1.0)
Payments	—	(10.4)
Ending balance	$12.0	$12.9
The Company did not incur any Level 3 fair value asset impairments during fiscal year 2023 or fiscal year 2022. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels if any, as of the beginning of the fiscal year.
NOTE 8.    LEASES
The Company’s leases consist primarily of real estate leases in locations where the Company maintains operations, and are classified as operating leases.
The Company evaluates each lease and service arrangement at inception to determine if the arrangement is, or contains, a lease. A lease exists if the Company obtains substantially all of the economic benefits of and has the right to control the use of an asset for a period of time. The lease term begins on the commencement date, which is the date the Company takes possession of the leased property and also classifies the lease as either operating or finance, and may include options to extend or terminate the lease if exercise of the option to extend or terminate the lease is considered to be reasonably certain. The Company’s options to extend or terminate a lease generally do not exceed five years. The lease term is used both to determine lease classification as an operating or finance lease and to calculate straight-line lease expense for operating leases. The weighted average remaining operating lease term as of June 30, 2023 was 7.8 years.
ROU assets represent the Company’s right to use an underlying asset for the lease term while lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. ROU assets also include prepaid lease payments and exclude lease incentives received. Certain leases require the Company to pay taxes, insurance, maintenance, and/or other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature (e.g. based on actual costs incurred). These variable lease costs are recognized as a variable lease expense when incurred. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to measure the lease liability and the associated ROU asset at commencement date. The incremental borrowing rate was determined based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate. The weighted average discount rate used in measurement of the Company’s operating lease liabilities as of June 30, 2023 was 2.8%.

Supplemental Balance Sheet Information

	June 30,
	2023	2022
	(in millions)
Assets:
Operating lease ROU assets (a)	$198.3	$222.8

Liabilities:
Operating lease liabilities (a) - Current	$40.9	$45.4
Operating lease liabilities (a) - Non-current	198.5	227.8
Total Operating lease liabilities	$239.4	$273.2
_________
(a)Operating lease assets are included within Other non-current assets, and operating lease liabilities are included within Payables and accrued expenses (current portion) and Other non-current liabilities (non-current portion) in the Company’s Consolidated Balance Sheets as of June 30, 2023 and 2022, respectively.

Components of Lease Cost (a)

	Years ended June 30,
	2023	2022
	(in millions)
Operating lease cost	$41.0	$59.8
Variable lease cost	$26.0	$29.5
_________
(a)Lease cost is included within Cost of revenues and Selling, general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s Consolidated Statements of Earnings.

Supplemental Cash Flow Information

	Years ended June 30,
	2023	2022
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$36.3	$36.7
ROU assets obtained in exchange for operating lease liabilities	$6.4	$16.7

Maturity of Lease Liabilities under ASC 842 (Leases)
Future rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows at June 30, 2023:

Operating Leases
Years Ending June 30,	(in millions)
2024	$46.7
2025	40.4
2026	35.6
2027	33.1
2028	29.8
Thereafter	92.6
Total lease payments	278.2
Less: Discount Amount	38.8
Present value of operating lease liabilities	$239.4

NOTE 9.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment at cost and Accumulated depreciation at June 30, 2023 and 2022 are as follows:

	June 30,
	2023	2022
	(in millions)
Property, plant and equipment:
Land and buildings	$2.5	$2.5
Equipment	350.8	326.7
Furniture, leaseholds and other	200.6	189.7
	553.9	518.9
Less: Accumulated depreciation	(408.2)	(368.0)
Property, plant and equipment, net	$145.7	$150.9
In fiscal years 2023 and 2022, Property, plant and equipment and Accumulated depreciation were each reduced by $4.3 million and $7.6 million, respectively, for asset retirements related to fully depreciated property, plant and equipment no longer in use.
Depreciation expense for Property, plant and equipment for the years ended June 30, 2023, 2022 and 2021 was as follows:

	Years ended June 30,
	2023	2022	2021
	(in millions)
Depreciation expense for Property, plant and equipment	$41.2	$43.3	$38.8

NOTE 10.    GOODWILL AND INTANGIBLE ASSETS, NET
Changes in Goodwill for the fiscal years ended June 30, 2023 and 2022 are as follows:

	Investor Communication Solutions	Global Technology and Operations	Total
	(in millions)
Goodwill, gross, at June 30, 2021	$1,056.1	$2,664.0	$3,720.1
Additions	—	10.1	10.1
Foreign currency translation and other	(12.4)	(230.7)	(243.1)
Fair value adjustments (a)	—	(2.3)	(2.3)
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2022	$1,043.7	$2,441.2	$3,484.9

Goodwill, gross, at June 30, 2022	$1,043.7	$2,441.2	$3,484.9
Additions	—	—	—
Foreign currency translation and other	(0.9)	(22.4)	(23.3)
Fair value adjustments (a)	—	—	—
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2023	$1,042.8	$2,418.8	$3,461.6
_________
(a) Fair value adjustments includes adjustments to goodwill as part of finalization of the purchase price allocations.
During fiscal years 2023, 2022 and 2021, the Company performed the required impairment tests of Goodwill and determined that there was no impairment. The Company also performs a sensitivity analysis under Step 1 of the goodwill impairment test assuming hypothetical reductions in the fair values of the reporting units. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates, which are the most significant estimates used in our calculations of the fair values of the reporting units, would not result in an impairment of our goodwill.
Intangible assets at cost and accumulated amortization at June 30, 2023 and 2022 are as follows:

	June 30,
	2023			2022
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
	(in millions)
Software licenses	$183.7	$(154.2)	$29.5	$199.2	$(153.3)	$45.9
Acquired software technology	292.4	(165.5)	126.9	397.6	(211.3)	186.3
Customer contracts and lists	1,150.8	(558.5)	592.4	1,273.0	(519.0)	754.0
Acquired intellectual property	136.6	(136.6)	—	136.6	(131.9)	4.7
Internal use software	762.9	(44.8)	718.1	131.2	(45.4)	85.8
Other intangibles	23.7	(23.3)	0.4	23.1	(22.6)	0.4
	$2,550.2	$(1,082.9)	$1,467.2	$2,160.7	$(1,083.6)	$1,077.1
All of the intangible assets have finite lives and as such, are subject to amortization.
During the fourth quarter of fiscal year 2023, the Company executed a non-exclusive amended services contract and substantially completed the development of the related software platform customized for our client. In connection with the substantial completion of the platform and execution of the amended services agreement, the Company also developed a substantive plan to market the platform to other prospective clients as a service. As a result, $622.3 million of Deferred client conversion and start-up costs were reclassified to Internal use software within Intangible assets, net on the Company’s Consolidated Balance Sheet, which contributed to the increase in Internal use software as of June 30, 2023. Refer to Note 11, “Deferred Client Conversion and Start-Up Costs” for a further discussion regarding the Company’s Intangible assets.

The weighted-average remaining useful life of the intangible assets is as follows:

Weighted-Average Remaining Useful Life (Years)
Acquired software technology	2.4
Software licenses	3.0
Customer contracts and lists	4.3
Internal use software	17.9
Other intangibles	1.2
Total weighted-average remaining useful life	10.8
Expenditures for major software purchases and software developed or obtained for internal use are capitalized and amortized on a straight-line basis generally over a three- to five-year period or another period deemed appropriate based on the specific characteristics of the software, considering the potential impact of obsolescence, speed of technology changes, competition, and other economic factors.
Amortization of intangibles for the years ended June 30, 2023, 2022 and 2021 was as follows:

	Years ended June 30,
	2023	2022	2021
	(in millions)
Amortization expense for intangible assets	$257.6	$289.3	$182.3
Estimated remaining amortization expenses of the Company’s existing intangible assets for the next five fiscal years and thereafter are as follows:

Years Ending June 30,	(in millions)
2024	$284.5
2025	251.8
2026	219.0
2027	129.0
2028	116.1
Thereafter	466.7
Total	$1,467.2
NOTE 11.    DEFERRED CLIENT CONVERSION AND START-UP COSTS
Deferred client conversion and start-up costs consisted of the following:

	June 30,
	2023	2022
	(in millions)
Deferred client conversion and start-up costs	$925.4	$1,224.7
Other start-up costs	11.5	7.7
Total	$937.0	$1,232.3
Deferred Client Conversion and Start-up Costs
Deferred client conversion and start-up costs of $937.0 million as of June 30, 2023 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $925.4 million, as well as other start-up costs of $11.5 million. Deferred client conversion and start-up costs of $1,232.3 million as of June 30, 2022 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $1,224.7 million, as well as other start-up costs of $7.7 million.

During the fourth quarter of fiscal year 2023, the Company executed a non-exclusive amended services contract and substantially completed the development of the related software platform customized for our client. In connection with the substantial completion of the platform and execution of the amended services agreement, the Company also developed a substantive plan to market the platform to other prospective clients as a service. As a result, $622.3 million of Deferred client conversion and start-up costs were reclassified to Internal use software within Intangible assets, net on the Company’s Consolidated Balance Sheet, which contributed to the decrease in Deferred Client Conversion and Start-up Costs as of June 30, 2023. Refer to Note 10, “Goodwill and Intangible Assets, Net” for a further discussion regarding the Company’s Intangible assets.
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses for the fiscal year ended June 30, 2023 and 2022 was $94.9 million and $99.0 million, respectively.
NOTE 12.    OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	June 30,
	2023	2022
	(in millions)
Long-term investments	$241.9	$221.6
ROU assets (a)	198.3	222.8
Deferred sales commissions costs	114.1	114.2
Contract assets (b)	109.1	118.5
Long-term broker fees	32.0	45.1
Deferred data center costs (c)	15.4	19.0
Other (d)	118.3	154.1
Total	$829.2	$895.3
_________
(a) ROU assets represent the Company’s right to use an underlying asset for the lease term. Please refer to Note 8, “Leases” for a further discussion.
(b) Contract assets result from revenue already recognized but not yet invoiced, including certain future amounts to be collected under software term licenses and certain other client contracts.
(c) Represents deferred data center costs associated with the Company’s information technology services agreements. Please refer to Note 19, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.
(d) Includes $66.7 million and $101.4 million derivative assets as of June 30, 2023 and June 30, 2022, respectively, related to the Company’s cross-currency swap derivative contracts. Please refer to Note 19, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.

NOTE 13.    PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	June 30,
	2023	2022
	(in millions)
Accounts payable	$157.3	$244.9
Employee compensation and benefits	335.6	348.1
Accrued broker fees	148.0	154.1
Accrued dividend payable	85.6	75.0
Accrued taxes	69.7	40.9
Customer deposits	65.6	58.7
Business process outsourcing administration fees	61.7	65.5
Operating lease liabilities	40.9	45.4
Other	55.1	82.2
Total	$1,019.5	$1,114.9
Restructuring Charges
Employee compensation and benefits within the table above includes a restructuring liability of $19.5 million and $12.3 million as of June 30, 2023 and 2022, respectively.
During the fourth quarter of fiscal year 2023, Broadridge has undergone a corporate restructuring initiative to streamline our management structure, reallocate work to lower cost locations, and reduce headcount in deprioritized areas. This restructuring resulted in total charges of $20.4 million of severance costs recorded in Operating expenses. The total estimated pre-tax costs for actions identified as part of the restructuring initiative are approximately $35.0 million to $50.0 million, of which $20.4 million were incurred to date. We expect to incur the remaining charges for the initiative in the third quarter of fiscal year 2024.
Restructuring charges are not reflected in segment profit and are recorded within the Other segment.

NOTE 14.    BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at June 30, 2023	Carrying value at June 30, 2023	Carrying value at June 30, 2022	Unused Available Capacity	Fair Value at June 30, 2023
			(in millions)
Current portion of long-term debt
Fiscal 2021 Term Loans (a)	May 2024	$1,180.0	$1,178.5	$—	$—	$1,180.0
Total		$1,180.0	$1,178.5	$—	$—	$1,180.0

Long-term debt, excluding current portion
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$—	$—	$25.0	$1,100.0	$—
Multicurrency tranche	April 2026	—	—	—	400.0	—
Total Revolving Credit Facility		$—	$—	$25.0	$1,500.0	$—

Fiscal 2021 Term Loans (a)	May 2024	$—	$—	$1,535.8	$—	$—

Fiscal 2016 Senior Notes	June 2026	$500.0	$498.0	$497.4	$—	$471.4
Fiscal 2020 Senior Notes	December 2029	750.0	744.3	743.4	—	641.0
Fiscal 2021 Senior Notes	May 2031	1,000.0	992.5	991.5	—	817.4
Total Senior Notes		$2,250.0	$2,234.7	$2,232.3	$—	$1,929.8

Total long-term debt		$2,250.0	$2,234.7	$3,793.0	$1,500.0	$1,929.8

Total debt		$3,430.0	$3,413.3	$3,793.0	$1,500.0	$3,109.8
_________
(a) The Fiscal 2021 Term Loans were reclassified from Long-term debt to Current portion of long-term debt in May 2023 to reflect the remaining maturity of less than a year.

Future principal payments on the Company’s outstanding debt are as follows (in millions):

	2024	2025	2026	2027	2028	Thereafter	Total
Years ending June 30,	$1,180.0	$—	$500.0	$—	$—	$1,750.0	$3,430.0
Fiscal 2021 Revolving Credit Facility: In April 2021, the Company entered into an amended and restated $1.5 billion five-year revolving credit facility (as amended on December 23, 2021 and May 23, 2023, the “Fiscal 2021 Revolving Credit Facility”), which replaced the $1.5 billion five-year revolving credit facility entered during March 2019 (the “Fiscal 2019 Revolving Credit Facility” and together with the Fiscal 2021 Revolving Credit Facility, the “Revolving Credit Facilities”). The Fiscal 2021 Revolving Credit Facility is comprised of a $1.1 billion U.S. dollar tranche and a $400.0 million multicurrency tranche. On May 23, 2023, we amended the interest rate index from LIBOR to Adjusted SOFR. All other terms remained unchanged.
The weighted-average interest rate on the Revolving Credit Facilities was 4.95%, 1.30% and 1.20% for the fiscal years ended June 30, 2023, 2022 and 2021, respectively. The fair value of the variable-rate Fiscal 2021 Revolving Credit Facility borrowings at June 30, 2023 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Under the Fiscal 2021 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Swedish Kronor and Yen bears interest at Adjusted Term SOFR, CDOR, EURIBOR, TIBOR and STIBOR, respectively, plus 1.200% (subject to step-ups to 1.275% and step-downs to 0.905% based on public debt ratings) and revolving loans denominated in Sterling bears interest at SONIA plus 1.1326% per annum (subject to step-ups to 1.2076% and step-downs to 0.8376% based on ratings). The Fiscal 2021 Revolving Credit Facility also has an annual facility fee equal to 15.0 basis points on the entire facility (subject to step-ups to 20.0 basis points and step-downs to 7.0 basis points based on ratings). The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2021 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2021 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At June 30, 2023, the Company is in compliance with all covenants of the Fiscal 2021 Revolving Credit Facility.
Fiscal 2021 Term Loans: In March 2021, the Company entered into a term credit agreement (as amended on December 23, 2021 and May 23, 2023, “Term Credit Agreement”) providing for term loan commitments in an aggregate principal amount of $2.55 billion, comprised of a $1.0 billion tranche (“Tranche 1”) and a $1.55 billion tranche (“Tranche 2,” together with Tranche 1, the “Fiscal 2021 Term Loans”). The Company borrowed the Fiscal 2021 Term Loans in May 2021 in order to finance the Itiviti acquisition. Once borrowed, amounts repaid or prepaid in respect of such Fiscal 2021 Term Loans may not be reborrowed. The Tranche 1 Loan was to mature on the date that is 18 months after the date on which the Fiscal 2021 Term Loans were borrowed (the “Funding Date”), but was repaid in full in May 2021 with proceeds from the Fiscal 2021 Senior Notes (as discussed further below). The Tranche 2 Loan will mature in May 2024 on the third anniversary of the Funding Date. The proceeds of the Fiscal 2021 Term Loans were used by the Company to solely finance the acquisition of Itiviti and pay certain fees and expenses in connection therewith. The Tranche 2 Loan bears interest at Adjusted Term SOFR plus 1.100% per annum (subject to step-ups to Adjusted Term SOFR plus 1.350% or a step-down to SOFR plus 0.850% based on ratings). On May 23, 2023, we amended the interest rate index from LIBOR to Adjusted SOFR. All other terms remained unchanged.
The Company may voluntarily prepay the Tranche 2 Loan in whole or in part and without premium or penalty. In the event of receipt of cash proceeds by the Company or its subsidiaries from certain incurrences of indebtedness, certain equity issuances, and certain sales, transfers or other dispositions of assets, the Company will be required to prepay outstanding Loans, subject to certain limitations and qualifications as set forth in the Term Credit Agreement. The Term Credit Agreement is subject to certain covenants, including a leverage ratio. At June 30, 2023, the Company is in compliance with all covenants of the Fiscal 2021 Term Loans.
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2023, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at June 30, 2023 and June 30, 2022 was $471.4 million and $484.3 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2023, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at June 30, 2023 and June 30, 2022 was $641.0 million and $658.0 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

Fiscal 2021 Senior Notes: In May 2021, the Company completed an offering of $1.0 billion in aggregate principal amount of senior notes (the “Fiscal 2021 Senior Notes”). The Fiscal 2021 Senior Notes will mature on May 1, 2031 and bear interest at a rate of 2.60% per annum. Interest on the Fiscal 2021 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Fiscal 2021 Senior Notes were issued at a price of 99.957% (effective yield to maturity of 2.605%). The indenture governing the Fiscal 2021 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2023, the Company is in compliance with the covenants of the indenture governing the Fiscal 2021 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2021 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2021 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2021 Senior Notes at June 30, 2023 and June 30, 2022 was $817.4 million and $837.5 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2021 Revolving Credit Facility, Fiscal 2021 Term Loans, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of June 30, 2023 and 2022, respectively, there were no outstanding borrowings under these lines of credit.
NOTE 15. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	June 30,
	2023	2022
	(in millions)
Operating lease liabilities	$198.5	$227.8
Post-employment retirement obligations	182.2	157.8
Non-current income taxes	52.4	45.9
Acquisition related contingencies	7.7	15.6
Other	35.2	34.4
Total	$476.0	$481.5
NOTE 16.    STOCK-BASED COMPENSATION
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
The activity related to the Company’s incentive equity awards for the fiscal years ended June 30, 2023, 2022 and 2021 consisted of the following:

	Stock Options		Time-based RSUs		Performance-based RSUs
	Number of Options	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balances at June 30, 2020	3,770,787	$74.97	699,998	$111.37	251,596	$122.11
Granted	359,464	147.97	382,340	132.21	141,838	126.96
Exercised (a)	(756,915)	46.26	—	—	—	—
Vesting of RSUs (b)	—	—	(272,131)	122.92	(122,146)	119.15
Expired/forfeited	(169,654)	105.40	(48,870)	121.32	(23,708)	122.76
Balances at June 30, 2021	3,203,682	$88.33	761,337	$117.07	247,580	$126.29
Granted	436,913	146.26	396,667	159.57	103,084	157.88
Exercised (a)	(850,514)	70.94	—	—	—	—
Vesting of RSUs (b)	—	—	(318,693)	117.62	(91,246)	119.65
Expired/forfeited	(83,396)	114.58	(88,459)	145.53	(49,137)	109.45
Balances at June 30, 2022	2,706,685	$102.34	750,852	$135.94	210,281	$148.59
Granted	577,046	144.34	393,541	139.36	110,624	139.00
Exercised (a)	(565,470)	76.38	—	—	—	—
Vesting of RSUs (b)	—	—	(333,625)	134.02	(108,475)	130.18
Expired/forfeited	(21,456)	141.35	(79,441)	144.18	(10,725)	144.91
Balances at June 30, 2023 (c)	2,696,805	$116.46	731,327	$137.76	201,705	$153.42
 _________
(a)Stock options exercised during the fiscal years ended June 30, 2023, 2022 and 2021 had intrinsic values of $51.2 million, $79.6 million and $70.8 million, respectively.
(b)Time-based RSUs that vested during the fiscal years ended June 30, 2023, 2022 and 2021 had a total fair value of $49.6 million, $50.5 million and $42.1 million, respectively. Performance-based RSUs that vested during the fiscal years ended June 30, 2023, 2022 and 2021 had a total fair value of $15.9 million, $14.3 million and $18.7 million, respectively.
(c)As of June 30, 2023, the Company’s outstanding stock options using the fiscal year-end share price of $165.63 had an aggregate intrinsic value of $132.7 million. As of June 30, 2023, the Company’s outstanding “in the money” vested stock options using the fiscal year-end share price of $165.63 had an aggregate intrinsic value of $108.2 million. As of June 30, 2023, time-based RSUs and performance-based RSUs expected to vest using the fiscal year-end share price of $165.63 had an aggregate intrinsic value of $114.8 million and $29.4 million, respectively. Performance-based RSUs granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.

The tables below summarize information regarding the Company’s outstanding and exercisable stock options as of June 30, 2023:

	Outstanding Options
	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions) (a)
Range of Exercise Prices
$0.01 to $50.00	73,493	0.85	$39.44
$50.01 to $65.00	259,410	2.14	$52.93
$65.01 to $80.00	83,961	3.62	$67.32
$80.01 to $95.00	334,502	4.53	$93.53
$95.01 to $110.00	269,874	5.56	$98.92
$110.01 to $125.00	371,510	6.57	$117.45
$125.01 to $140.00	28,172	9.36	$133.74
$140.01 to $155.00	1,253,845	8.81	$145.64
$155.01 to $173.00	22,038	8.39	$173.00
	2,696,805	6.63	$116.46	$132.7

	Exercisable Options
Range of Exercise Prices	Options Exercisable	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions) (a)
$0.01 to $50.00	73,493	0.85	$39.44
$50.01 to $65.00	259,410	2.14	$52.93
$65.01 to $80.00	83,961	3.62	$67.32
$80.01 to $95.00	334,502	4.53	$93.53
$95.01 to $110.00	269,874	5.56	$98.92
$110.01 to $125.00	278,785	6.56	$117.48
$125.01 to $140.00	28,172	9.36	$133.74
$140.01 to $155.00	264,114	7.96	$146.74
$155.01 to $173.00	22,038	8.39	$173.00
	1,614,349	5.15	$98.71	$108.2
_________
(a) Calculated using the closing stock price on the last trading day of fiscal year 2023 of $165.63, less the option exercise price, multiplied by the number of instruments.
Stock-based compensation expense of $73.1 million, $68.4 million, and $58.6 million was recognized in the Consolidated Statements of Earnings for the fiscal years ended June 30, 2023, 2022 and 2021, respectively, as well as related tax benefits of $13.1 million, $15.7 million, and $13.0 million, respectively.
As of June 30, 2023, the total remaining unrecognized compensation cost related to non-vested stock options and RSU awards amounted to $20.0 million and $56.9 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.0 years and 1.5 years, respectively.
The Company may reissue treasury stock to satisfy stock option exercises and issuances under the Company’s RSU awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs. The Company did not repurchase shares in fiscal years 2023 or 2022 under our share repurchase program, which excludes shares withheld by the Company to cover payroll taxes on the vesting of RSU awards, which are also accounted for as treasury stock. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table presents the assumptions used to determine the fair values of the stock option grants using the Binomial options pricing model during the fiscal years ended June 30, 2023, 2022 and 2021:

	Years ended June 30,
	2023	2022	2021
Graded Vesting
Risk-free interest rate	4.0%	1.9%	0.6%
Dividend yield	2.0%	1.8%	1.6%
Weighted-average volatility factor	25.8%	27.8%	27.0%
Weighted-average expected life (in years)	5.5	5.6	5.7
Weighted-average fair value (in dollars)	$35.43	$33.29	$30.98
NOTE 17.    EMPLOYEE BENEFIT PLANS
A. Defined Contribution Savings Plans. The Company sponsors a 401(k) savings plan covering eligible U.S. employees of the Company. This plan provides a base contribution plus Company matching contributions on a portion of employee contributions.
The ERSP was adopted effective January 1, 2015 for those executives who are not participants in the Broadridge SORP or Broadridge SERP (defined below). The ERSP is a defined contribution plan that allows eligible full-time U.S. employees to defer compensation until a later date and the Company will match a portion of the deferred compensation above the qualified defined contribution compensation and deferral limitations.
The costs recorded by the Company for these plans were:

	Years ended June 30,
	2023	2022	2021
	(in millions)
401(k) savings plan	$54.0	$47.5	$39.0
ERSP	4.1	3.6	2.7
Total	$58.1	$51.1	$41.6
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
The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The SORP and SERP are nonqualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $57.8 million at June 30, 2023 and $55.6 million at June 30, 2022 and are included in Other non-current assets in the accompanying Consolidated Balance Sheets.

The amounts charged to expense by the Company for these plans were:

	Years ended June 30,
	2023	2022	2021
	(in millions)
SORP	$3.4	$5.7	$5.6
SERP	0.4	0.5	0.5
Total	$3.8	$6.2	$6.1
The benefit obligation to the Company under these plans at June 30, 2023, 2022 and 2021 was:

	Years ended June 30,
	2023	2022	2021
	(in millions)
SORP	$53.4	$51.6	$59.5
SERP	5.2	5.4	6.4
Total	$58.6	$57.0	$65.9
C. Other Post-retirement Benefit Plan. The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The plan is currently unfunded.
The amounts charged to expense by the Company for this plan were:

	Years ended June 30,
	2023	2022	2021
	(in millions)
Executive Retiree Health Insurance Plan	$0.3	$0.1	$0.3
The benefit obligation to the Company under this plan at June 30, 2023, 2022 and 2021 was:

	Years ended June 30,
	2023	2022	2021
	(in millions)
Executive Retiree Health Insurance Plan	$4.7	$4.0	$3.7
D. Other Post-employment Benefit Obligations. The Company sponsors certain non-U.S. benefits-related plans covering certain eligible international employees who are eligible under the terms of their employment in their respective countries. These plans are generally unfunded.
The amounts charged to expense by the Company for these plans were in fiscal years 2023, 2022 and 2021 was:

	Years ended June 30,
	2023	2022	2021
	(in millions)
Other Non-U.S. Benefits-Related Plans	$1.8	$2.0	$1.8

The benefit obligation to the Company under these plans at June 30, 2023, 2022 and 2021 was:

	Years ended June 30,
	2023	2022	2021
	(in millions)
Other Non-U.S. Benefits-Related Plans	$10.4	$9.8	$9.1

NOTE 18.    INCOME TAXES
Earnings before income taxes shown below are based on the geographic location to which such earnings are attributable.

	Years Ended June 30,
	2023	2022	2021
	(in millions)
Earnings before income taxes:
U.S.	$710.6	$609.9	$604.4
Foreign	84.2	62.3	91.8
Total	$794.9	$672.2	$696.2

The Provision for income taxes consists of the following components:

	Years Ended June 30,
	2023	2022	2021
	(in millions)
Current:
U.S. Federal	$143.2	$25.4	$51.2
Foreign	45.4	45.4	34.9
U.S. State	26.5	11.7	10.5
Total current	215.1	82.4	96.7
Deferred:
U.S. Federal	(23.7)	65.8	55.3
Foreign	(29.3)	(31.7)	(9.5)
U.S. State	2.2	16.6	6.2
Total deferred	(50.8)	50.7	52.0
Total Provision for income taxes	$164.3	$133.1	$148.7

	Years Ended June 30,
	2023	%	2022	%	2021	%
	(in millions)
Provision for income taxes at U.S. statutory rate	$166.9	21.0	$141.2	21.0	$146.2	21.0
Increase (decrease) in Provision for income taxes from:
State taxes, net of federal tax	23.7	3.0	23.9	3.6	15.2	2.2
Foreign rate differential	2.7	0.3	(1.5)	(0.2)	4.8	0.7
Valuation allowances	(0.3)	—	0.3	—	1.0	0.1
Stock-based compensation - excess tax benefits (“ETB”)	(10.4)	(1.3)	(18.1)	(2.7)	(16.9)	(2.4)
Tax Credits and Foreign-Derived Intangible Income Deduction (“FDII”)	(20.2)	(2.5)	(16.6)	(2.5)	(8.8)	(1.3)
Other	1.9	0.2	3.9	0.6	7.2	1.0
Total Provision for income taxes	$164.3	20.7	$133.1	19.8	$148.7	21.4

The Provision for income taxes and effective tax rates for the fiscal year ended June 30, 2023 were $164.3 million and 20.7%, compared to $133.1 million and 19.8%, for the fiscal year ended June 30, 2022, respectively. The increase in the effective tax rate for the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022 was driven by lower total discrete benefits, primarily attributable to an ETB of $10.4 million for the fiscal year ended June 30, 2023 compared to $18.1 million for the fiscal year ended June 30, 2022.
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
As of June 30, 2023, the Company had approximately $769.2 million of accumulated earnings and profits attributable to foreign subsidiaries. The Company considers $585.9 million of accumulated earnings attributable to foreign subsidiaries to be permanently reinvested outside the U.S. and has not determined the cost to repatriate such earnings since it is not practicable to calculate the amount of income taxes payable in the event all such foreign earnings are repatriated. The Company does not consider the remaining $183.3 million of accumulated earnings to be permanently reinvested outside the U.S. The Company has accrued approximately $11.5 million of foreign income and withholding taxes, state income taxes, and tax on exchange gain attributable to such earnings.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2023 and 2022 were as follows:

	June 30,
	2023	2022
	(in millions)
Classification:
Long-term deferred tax assets (included in Other non-current assets)	$14.5	$9.8
Long-term deferred tax liabilities	(391.3)	(446.1)
Net deferred tax liabilities	$(376.8)	$(436.3)
Components:
Deferred tax assets:
Accrued expenses not currently deductible	$8.2	$8.7
Compensation and benefits not currently deductible	75.8	68.0
Net operating losses	26.3	29.8
Tax credits	11.5	13.1
Research and development expenses	90.6	—
Other	24.1	27.6
Total deferred tax assets	236.5	147.1
Less: Valuation allowances	(10.3)	(10.7)
Deferred tax assets, net	226.2	136.5
Deferred tax liabilities:
Goodwill and identifiable intangibles	215.9	248.0
Depreciation	14.5	21.5
Net deferred expenses	329.4	249.5
Unremitted earnings	11.5	14.7
Cross Currency Swap and Treasury-Locks	14.4	22.4
Other	17.3	16.7
Deferred tax liabilities	603.0	572.8
Net deferred tax liabilities	$(376.8)	$(436.3)
The Company has estimated foreign net operating loss carryforwards of approximately $45.1 million as of June 30, 2023 of which $7.6 million are subject to expiration in the June 30, 2026 through June 30, 2042 period, and of which $37.5 million has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $35.3 million of which $15.5 million are subject to expiration in the June 30, 2024 through June 30, 2037 period with the balance of $19.8 million having an indefinite utilization period.
Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $10.3 million and $10.7 million at June 30, 2023 and 2022, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income require significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.
In the next twelve months, the Company does not expect a material change to its net reserve balance for unrecognized tax benefits.

The following table summarizes the activity related to the Company’s gross unrecognized tax positions:

	Fiscal Year Ended June 30,
	2023	2022	2021
	(in millions)
Beginning balance	$57.6	$50.7	$37.1
Gross increases related to prior period tax positions	13.2	8.3	12.2
Gross decreases related to prior period tax positions	(3.3)	(0.5)	—
Gross increases related to current period tax positions	6.9	8.3	4.3
Gross decreases related to settlements	(0.3)	(4.2)	(0.2)
Gross decreases due to lapse of the statute of limitations	(5.4)	(5.0)	(2.7)
Ending balance	$68.8	$57.6	$50.7
As of June 30, 2023, 2022 and 2021, the net reserve for unrecognized tax positions recorded by the Company that is included in the preceding table of gross unrecognized tax positions was $62.0 million, $51.6 million, and $47.5 million, respectively, and if reversed in full, would favorably affect the effective tax rate by these amounts, respectively.
During the fiscal year ended June 30, 2023, the Company adjusted accrued interest by $0.3 million and recognized a total liability for interest on unrecognized tax positions of $4.1 million; in the fiscal year ended June 30, 2022, the Company adjusted accrued interest by $0.2 million and recognized a total liability for interest on unrecognized tax positions of $3.8 million; in the fiscal year ended June 30, 2021, the Company adjusted accrued interest by less than $0.1 million and recognized a total liability for interest on unrecognized tax positions of $3.6 million.
The Company is regularly subject to examination of its income tax returns by U.S. Federal, state and foreign income tax authorities. The tax years that are currently open and could be subject to income tax audits for U.S. federal and most state and local jurisdictions are fiscal years ending June 30, 2020 through June 30, 2023, and for Canadian operations that could be subject to audit in Canada, fiscal years ending June 30, 2016 through June 30, 2023. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements.

NOTE 19.     CONTRACTUAL COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
The Company is a party to an Amended and Restated IT Services Agreement with Kyndryl, Inc. (“Kyndryl”), an entity formed by IBM’s spin-off of its managed infrastructure services business, under which Kyndryl provides certain aspects of the Company’s information technology infrastructure, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The Amended and Restated IT Services Agreement expires on June 30, 2027, however the Company may renew the agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended and Restated IT Services Agreement at June 30, 2023 are $151.2 million through June 30, 2027, the final year of the Amended and Restated IT Services Agreement.
The Company is a party to an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which Kyndryl operates, manages and supports the Company’s private cloud global distributed platforms and products, and operates and manages certain Company networks. The Private Cloud Agreement expires on March 31, 2030. Fixed minimum commitments remaining under the Private Cloud Agreement at June 30, 2023 are $154.6 million through March 31, 2030, the final year of the contract.
The following table summarizes the capitalized costs related to data center agreements as of June 30, 2023:

	Amended IT Services Agreement	Other	Total
	(in millions)
Capitalized costs, beginning balance	$63.0	$7.6	$70.7
Capitalized costs incurred	—	—	—
Impact of foreign currency exchange	—	—	—
Total capitalized costs, ending balance	63.0	7.7	70.7
Total accumulated amortization	(49.9)	(5.8)	(55.7)
Net Deferred Costs	$13.1	$1.9	$15.0
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at June 30, 2023 are $186.5 million in the aggregate through December 31, 2026.
Investments
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investment in this variable interest entity totaled $37.0 million as of June 30, 2023, which represents the carrying value of the Company's investment.
In addition, as of June 30, 2023, the Company also has a future commitment to fund $0.6 million to one of the Company’s other investees.
Contractual Obligations
The Company has obligations under the Amended IT Services Agreement, the Private Cloud Agreement, the AWS Cloud Agreement, software license agreements including hosted software arrangements, and software and hardware maintenance and support agreements.

The following table summarizes the total expenses related to these agreements:

	Years ended June 30,
	2023	2022	2021
	(in millions)
Data center expenses	$235.1	$248.0	$204.3
Software license agreements	90.6	81.9	63.6
Software/hardware maintenance agreements	73.8	77.3	77.5
Total expenses	$399.5	$407.1	$345.4
The future minimum commitments at June 30, 2023 for the aforementioned Amended IT Services Agreement, the Private Cloud Agreement, the AWS Cloud Agreement, software license agreements including hosted software arrangements, and software and hardware maintenance and support agreements are as follows:

Years Ending June 30,	(in millions)
2024	$148.9
2025	133.5
2026	119.6
2027	86.3
2028	23.1
Thereafter	39.5
Total	$550.9
The future minimum commitments table excludes $14.0 million of other liabilities recorded on the Company’s Consolidated Balance Sheet as of June 30, 2023.
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

Plan Management Corp. Claim
Paramount Financial Communications, Inc. d/b/a Plan Management Corp. (“Plan Management”) and Jonathan Miller filed a complaint on January 28, 2015 in the United States District Court for the Eastern District of Pennsylvania. Plan Management claimed that Broadridge Investor Communication Solutions, Inc. (“BRICS”) breached a marketing agreement between BRICS and Plan Management (the “Marketing Agreement”) and Mr. Miller asserted a fraud claim. The case went to trial in the second fiscal quarter of the Company’s fiscal year 2023. The court dismissed Mr. Miller’s fraud claim and Plan Management’s breach of contract claim went to the jury. On December 7, 2022, the jury found that BRICS breached the Marketing Agreement and acted with gross negligence and willful misconduct. Plan Management filed a motion for post-judgment interest, and Mr. Miller has filed a motion for a new trial on his fraud claim. BRICS filed post-trial motions to vacate or reduce the verdict. On July 26, 2023, the trial court vacated the damages award but not the liability finding. A new trial on damages will be scheduled. Mr. Miller’s motion for a new trial on the fraud claim was denied. Plan Management’s motion to award post-judgment interest was denied as moot. In light of these post-trial rulings and the facts and circumstances of the case at this time, the Company does not believe that a material loss is probable in this matter.
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
In January 2022, the Company executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of its net investment in its subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At June 30, 2023, the Company’s position on the cross-currency swaps was an asset of $66.7 million, and is recorded as part of Other non-current assets on the Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. The Company has elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in the Company’s Consolidated Statements of Earnings.
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
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect subsidiary, which is a broker-dealer registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At June 30, 2023, BBPO was in compliance with this net capital requirement.
In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At June 30, 2023, Matrix Trust Company was in compliance with its capital requirements.
NOTE 20.     CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss):

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2020	$(84.7)	$(15.7)	$—	$(100.4)
Other comprehensive income (loss) before reclassifications	117.6	(2.1)	(8.3)	107.2
Amounts reclassified from accumulated other comprehensive income/(loss)	—	2.4	0.1	2.5
Balances at June 30, 2021	$32.9	$(15.4)	$(8.2)	$9.2
Other comprehensive income (loss) before reclassifications	(247.0)	8.6	—	(238.5)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	2.0	0.8	2.8
Balances at June 30, 2022	$(214.1)	$(4.8)	$(7.4)	$(226.3)
Other comprehensive income (loss) before reclassifications	(59.4)	0.1	—	(59.3)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.1	0.8	0.9
Balances at June 30, 2023	$(273.6)	$(4.6)	$(6.5)	$(284.7)

NOTE 21.    FINANCIAL DATA BY SEGMENT
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

	Investor Communication Solutions	Global Technology and Operations	Other	Total
	(in millions)
Year ended June 30, 2023
Revenues	$4,535.6	$1,525.2	$—	$6,060.9
Earnings (loss) before income taxes	811.4	183.9	(200.5)	794.9
Assets	2,433.3	5,313.9	486.0	8,233.2
Capital expenditures	28.4	3.8	6.1	38.4
Depreciation and amortization	37.9	18.3	28.3	84.4
Amortization of acquired intangibles	55.5	158.9	—	214.4
Amortization of other assets	41.1	68.3	16.9	126.2
Year ended June 30, 2022
Revenues	$4,256.6	$1,452.4	$—	$5,709.1
Earnings (loss) before income taxes	724.7	139.4	(191.9)	672.2
Assets	2,505.3	5,149.1	514.4	8,168.8
Capital expenditures	15.9	7.0	6.1	29.0
Depreciation and amortization	38.0	19.4	25.1	82.4
Amortization of acquired intangibles	68.7	181.5	—	250.2
Amortization of other assets	39.5	75.4	16.5	131.4
Year ended June 30, 2021
Revenues	$3,820.2	$1,173.5	$—	$4,993.7
Earnings (loss) before income taxes	594.6	194.9	(93.3)	696.2
Assets	2,517.6	5,162.3	439.9	8,119.8
Capital expenditures	42.3	3.0	6.7	51.9
Depreciation and amortization	36.9	12.7	17.8	67.4
Amortization of acquired intangibles	86.0	66.2	1.5	153.7
Amortization of other assets	39.4	58.0	16.1	113.6
Revenues and assets by geographic area are as follows:

	United States	Canada	Europe	Other	Total
	(in millions)
Year ended June 30, 2023
Revenues	$5,260.0	$367.4	$392.2	$41.3	$6,060.9
Assets	$5,514.3	$448.4	$2,024.3	$246.2	$8,233.2
Year ended June 30, 2022
Revenues	$4,880.1	$398.1	$386.0	$44.8	$5,709.1
Assets	$5,282.3	$495.4	$2,152.1	$239.0	$8,168.8
Year ended June 30, 2021
Revenues	$4,370.4	$360.1	$243.5	$19.7	$4,993.7
Assets	$4,885.2	$549.0	$2,430.6	$255.0	$8,119.8

NOTE 22.     SUBSEQUENT EVENTS
On August 7, 2023, the Company’s Board of Directors increased the Company’s quarterly cash dividend by $0.075 per share to $0.80 per share, an increase in the expected annual dividend amount from $2.90 to $3.20 per share. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors, and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.

*    *    *    *    *    *     *

Broadridge Financial Solutions, Inc.
Schedule II—Valuation and Qualifying Accounts
(in millions)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Deductions	Balance at end of period
Fiscal year ended June 30, 2023:
Allowance for doubtful accounts	$6.8	$2.4	$—	$(1.9)	$7.2
Deferred tax valuation allowance	$10.7	$—	$—	$(0.4)	$10.3
Other receivables	$1.7	$1.7	$0.5	$(0.2)	$3.6
Fiscal year ended June 30, 2022:
Allowance for doubtful accounts	$9.3	$—	$—	$(2.5)	$6.8
Deferred tax valuation allowance	$10.5	$—	$0.2	$—	$10.7
Other receivables	$1.0	$0.7	$—	$—	$1.7
Fiscal year ended June 30, 2021:
Allowance for doubtful accounts	$9.8	$1.1	$—	$(1.6)	$9.3
Deferred tax valuation allowance	$6.7	$1.0	$2.7	$—	$10.5
Other receivables	$1.0	$—	$—	$—	$1.0

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
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer as of June 30, 2023, evaluated the effectiveness of our disclosure controls as defined in Rule 13a-15(e) under the Exchange Act. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2023 were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
Management has performed an assessment of the effectiveness of Broadridge’s internal control over financial reporting as of June 30, 2023 based upon criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that Broadridge’s internal control over financial reporting was effective as of June 30, 2023.
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
Chief Executive Officer

/s/ EDMUND L. REESE
Edmund L. Reese
Corporate Vice President, Chief Financial Officer
Lake Success, New York
August 8, 2023

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
On June 7, 2023, the Company’s Chief Executive Officer, Timothy C. Gokey, adopted a Rule 10b5-1 trading arrangement (the “Rule 10b5-1 Plan”) for the sale of securities of the Company. The Rule 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The Rule 10b5-1 Plan allows for the contemporaneous exercise of options expiring on February 9, 2025, and sale of up to 72,222 underlying shares of the Company’s common stock received upon exercise, subject to the satisfaction of the Company’s stock retention and holding period requirements. The Rule 10b5-1 Plan will expire on December 7, 2023.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III.
ITEM 10.    Directors, Executive Officers and Corporate Governance
We incorporate by reference the information responsive to this Item appearing in our definitive proxy statement to be filed within 120 days after the fiscal year ended June 30, 2023 (the “Proxy Statement”).
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
Date: August 8, 2023

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

Signature	Title	Date

/s/ TIMOTHY C. GOKEY	Chief Executive Officer and Director (Principal Executive Officer)	August 8, 2023
Timothy C. Gokey

/s/ EDMUND L. REESE	Corporate Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	August 8, 2023
Edmund L. Reese

/s/ RICHARD J. DALY	Executive Chairman of the Board of Directors	August 8, 2023
Richard J. Daly

/S/ LESLIE A. BRUN	Lead Independent Director	August 8, 2023
Leslie A. Brun

/S/ PAMELA L. CARTER	Director	August 8, 2023
Pamela L. Carter

/S/ ROBERT N. DUELKS	Director	August 8, 2023
Robert N. Duelks

/S/ MELVIN L. FLOWERS	Director	August 8, 2023
Melvin L. Flowers

/S/ BRETT A. KELLER	Director	August 8, 2023
Brett A. Keller

/S/ MAURA A. MARKUS	Director	August 8, 2023
Maura A. Markus

/S/ EILEEN K. MURRAY	Director	August 8, 2023
Eileen K. Murray

/s/ ANNETTE L. NAZARETH	Director	August 8, 2023
Annette L. Nazareth

/S/ THOMAS J. PERNA	Director	August 8, 2023
Thomas J. Perna

/S/ AMIT K. ZAVERY	Director	August 8, 2023
Amit K. Zavery

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)

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

10.3	Officer Severance Plan dated September 16, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2011)

Exhibit Number	Description of Exhibit (1)
10.4	Amended and Restated Supplemental Officers Retirement Plan (“SORP”) (incorporated by reference to Exhibit 10.27 to Form 10-K/A filed on October 27, 2010)

10.5	Amendment to the Broadridge Financial Solutions, Inc. SORP, effective February 2, 2017 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 10, 2017)

10.6	Broadridge Financial Solutions, Inc. Director Deferred Compensation Plan (Amended and Restated Effective December 7, 2022) (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 2, 2023)

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

Exhibit Number	Description of Exhibit (1)
10.21	Amendment Number One to the Broadridge Financial Solutions, Inc. Officer Severance Plan (incorporated by reference to Exhibit 10.25 to Form 10-K filed on August 11, 2020)

10.22	Form of Stock Option Grant Award Agreement for U.S. Non-Employee Directors (incorporated by reference to Exhibit 10.26 to Form 10-K filed on August 12, 2021)

10.23	Form of Deferred Stock Unit Award Agreement for U.S. Non-Employee Directors (incorporated by reference to Exhibit 10.27 to Form 10-K on August 12, 2021)

10.24	Form of Restricted Stock Unit Grant Award Agreement (Performance-Based) for U.S. Corporate Officers (incorporated by reference to Exhibit 10.28 to Form 10-K filed on August 12, 2021)

10.25	Form of Restricted Stock Unit Grant Award Agreement (Time-Based) for U.S. Corporate Officers (incorporated by reference to Exhibit 10.29 to Form 10-K filed on August 12, 2021)

10.26	Form of Stock Option Grant Award Agreement (Performance-Based) for U.S. Corporate Officers (incorporated by reference to Exhibit 10.30 to Form 10-K filed on August 12, 2021)

10.27	Amended and Restated Clawback Policy

10.28
Term Credit Agreement as of dated March 27, 2021, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 29, 2021)

10.29*
Novation Agreement, dated July 28, 2021, among Broadridge Financial Solutions, Inc., International Business Machines Corporation and Kyndryl, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 3, 2021)

10.30
First Amendment dated as of December 23, 2021 to the Term Credit Agreement dated as of March 27, 2021, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on February 1, 2022)

10.31
First Amendment dated as of December 23, 2021 to the Amended and Restated Credit Agreement dated as of April 23, 2021, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on February 1, 2022)

10.32
Second Amendment dated as of May 23, 2023 to the Term Credit Agreement dated as of March 27, 2021, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

10.33
Second Amendment dated as of May 23, 2023 to the Amended and Restated Credit Agreement dated as of April 23, 2021, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

14.1	Code of Business Conduct and Ethics

19.1	Insider Trading Policy

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

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

Exhibit Number	Description of Exhibit (1)
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Broadridge Financial Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of earnings for the fiscal years ended June 30, 2023, 2022 and 2021, (ii) consolidated statements of comprehensive income for the fiscal years ended June 30, 2023, 2022 and 2021, (iii) consolidated balance sheets as of June 30, 2023 and 2022, (iv) consolidated statements of cash flows for the fiscal years ended June 30, 2023, 2022 and 2021, (v) consolidated statements of stockholders’ equity for the fiscal years ended June 30, 2023, 2022 and 2021, and (vi) the notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________
(1)The SEC File No. for the Company’s Form 8-K Reports referenced is 001-33220.
*Certain confidential information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk.