Form 10-Q
period 2023-09-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2023-11-02
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 30, 2023, was 117,647,038 shares.

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
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 which was filed with the United States of America (“U.S.”) Securities and Exchange Commission (the “SEC”) on August 8, 2023 (the “2023 Annual Report”), for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and the 2023 Annual Report. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended September 30,
		2023	2022
Revenues	(Note 3)	$1,431.1	$1,283.3
Operating expenses:
Cost of revenues		1,075.3	990.4
Selling, general and administrative expenses		207.3	205.3
Total operating expenses		1,282.6	1,195.7
Operating income		148.4	87.5
Interest expense, net	(Note 5)	(33.4)	(26.9)
Other non-operating expenses, net		(2.1)	(5.2)
Earnings before income taxes		112.9	55.4
Provision for income taxes	(Note 14)	22.0	5.0
Net earnings		$90.9	$50.4

Basic earnings per share		$0.77	$0.43
Diluted earnings per share		$0.76	$0.42

Weighted-average shares outstanding:
Basic	(Note 4)	117.9	117.5
Diluted	(Note 4)	119.2	118.9

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2023	2022
Net earnings	$90.9	$50.4
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(16.6)	(23.1)
Pension and post-retirement liability adjustment, net of taxes of $(0.0) and $(0.0) for the three months ended September 30, 2023 and 2022, respectively	0.1	—
Cash flow hedge amortization, net of taxes of $(0.1) and $(0.1) for the three months ended September 30, 2023 and 2022, respectively	0.2	0.2
Total other comprehensive income (loss), net	(16.3)	(22.8)
Comprehensive income	$74.6	$27.6

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		September 30, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents		$234.0	$252.3
Accounts receivable, net of allowance for doubtful accounts of $6.6 and $7.2, respectively		916.2	974.0
Other current assets		176.7	166.2
Total current assets		1,326.9	1,392.5
Property, plant and equipment, net		144.0	145.7
Goodwill		3,444.5	3,461.6
Intangible assets, net		1,403.7	1,467.2
Deferred client conversion and start-up costs	(Note 8)	934.6	937.0
Other non-current assets	(Note 9)	817.5	829.2
Total assets		$8,071.2	$8,233.2
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	(Note 11)	$—	$1,178.5
Payables and accrued expenses	(Note 10)	743.7	1,019.5
Contract liabilities		180.3	199.8
Total current liabilities		924.0	2,397.8
Long-term debt	(Note 11)	3,682.0	2,234.7
Deferred taxes		395.1	391.3
Contract liabilities		487.4	492.8
Other non-current liabilities	(Note 12)	469.9	476.0
Total liabilities		5,958.4	5,992.6
Commitments and contingencies	(Note 15)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 117.6 and 118.1 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,481.0	1,436.8
Retained earnings		3,109.8	3,113.0
Treasury stock, at cost: 36.8 and 36.4 shares, respectively		(2,178.6)	(2,026.1)
Accumulated other comprehensive income (loss)	(Note 16)	(301.0)	(284.7)
Total stockholders’ equity		2,112.7	2,240.6
Total liabilities and stockholders’ equity		$8,071.2	$8,233.2

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net earnings	$90.9	$50.4
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	29.4	20.7
Amortization of acquired intangibles and purchased intellectual property	50.8	55.9
Amortization of other assets	39.3	32.1
Write-down of long-lived asset and related charges	5.6	0.1
Stock-based compensation expense	16.4	15.6
Deferred income taxes	2.2	(9.7)
Other	(15.3)	3.5
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Accounts receivable, net	68.4	115.6
Other current assets	(8.6)	1.5
Payables and accrued expenses	(294.2)	(319.3)
Contract liabilities	(18.4)	(17.1)
Non-current assets and liabilities:
Other non-current assets	(38.8)	(167.4)
Other non-current liabilities	10.4	13.6
Net cash flows from operating activities	(62.0)	(204.5)
Cash Flows From Investing Activities
Capital expenditures	(4.7)	(5.5)
Software purchases and capitalized internal use software	(9.7)	(8.1)
Net cash flows from investing activities	(14.4)	(13.6)
Cash Flows From Financing Activities
Debt proceeds	462.7	410.0
Debt repayments	(192.7)	(140.0)
Dividends paid	(85.6)	(75.0)
Purchases of Treasury stock	(161.1)	(2.1)
Proceeds from exercise of stock options	37.7	30.2
Other financing activities	(3.7)	(0.3)
Net cash flows from financing activities	57.3	222.8
Effect of exchange rate changes on Cash and cash equivalents	0.8	(2.3)
Net change in Cash and cash equivalents	(18.3)	2.4
Cash and cash equivalents, beginning of period	252.3	224.7
Cash and cash equivalents, end of period	$234.0	$227.1
Supplemental disclosure of cash flow information:
Cash payments made for interest	$19.5	$13.2
Cash payments made for income taxes, net of refunds	$70.1	$34.3
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$2.7	$2.1
Accrual for unpaid stock repurchase excise tax	$0.8	$—

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2023	154.5	$1.6	$1,436.8	$3,113.0	$(2,026.1)	$(284.7)	$2,240.6
Comprehensive income (loss)	—	—	—	90.9	—	(16.3)	74.6
Stock option exercises	—	—	37.6	—	—	—	37.6
Stock-based compensation	—	—	15.9	—	—	—	15.9
Treasury stock acquired (0.9 shares)	—	—	—	—	(161.9)	—	(161.9)
Treasury stock reissued (0.4 shares)	—	—	(9.3)	—	9.3	—	—
Common stock dividends ($0.80 per share)	—	—	—	(94.1)	—	—	(94.1)
Balances, September 30, 2023	154.5	$1.6	$1,481.0	$3,109.8	$(2,178.6)	$(301.0)	$2,112.7

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2022	154.5	$1.6	$1,344.7	$2,824.0	$(2,024.8)	$(226.3)	$1,919.1
Comprehensive income (loss)	—	—	—	50.4	—	(22.8)	27.6
Stock option exercises	—	—	28.8	—	—	—	28.8
Stock-based compensation	—	—	15.6	—	—	—	15.6
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(2.1)	—	(2.1)
Treasury stock reissued (0.4 shares)	—	—	(9.2)	—	9.2	—	—
Common stock dividends ($0.725 per share)	—	—	—	(85.3)	—	—	(85.3)
Balances, September 30, 2022	154.5	$1.6	$1,379.8	$2,789.1	$(2,017.7)	$(249.2)	$1,903.7

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
For asset managers and retirement service providers, Broadridge offers data-driven solutions and an end-to-end platform for content management, composition, and omni-channel distribution of regulatory, marketing, and transactional information. Broadridge’s data and analytics solutions provide investment product distribution data, analytical tools, insights, and research to enable asset managers to optimize product distribution across retail and institutional channels globally. Through our Retirement and Workplace business (“Broadridge Retirement and Workplace”), Broadridge provides automated mutual fund and exchange-traded funds trade processing services for financial institutions who submit trades on behalf of their clients such as qualified and non-qualified retirement plans and individual wealth accounts. In addition, Broadridge provides fiduciary-focused learning and development, software and technology, and data and analytics services to advisors, institutions, and asset managers across the retirement and wealth ecosystem.
Broadridge provides public corporations and mutual funds with a full suite of solutions to help manage their annual meeting process, including a full suite of annual meeting and shareholder engagement solutions such as registered and beneficial proxy materials distribution, proxy processing and tabulation services, digital voting solutions, proxy and shareholder report document management solutions, virtual shareholder meeting services, shareholder engagement, and environmental, social and governance solutions. Broadridge also offers disclosure solutions, including annual Securities and Exchange Commission (“SEC”) filing services and capital markets transaction services. We also provide registrar, stock transfer and record-keeping services through our transfer agency services.
We provide omni-channel customer communications solutions, which include print and digital solutions to modernize technology infrastructures, simplify communications processes, accelerate digital adoption and improve the customer experience. Through one point of integration, the Broadridge Communications CloudSM platform helps companies create, deliver, and manage their communications and customer engagement. The platform includes data-driven composition tools, identity and preference management, omni-channel optimization and digital communication experience, archive and information management, digital and print delivery, and analytics and reporting tools.

•Global Technology and Operations — Broadridge’s Global Technology and Operations business provides the non-differentiating yet mission-critical infrastructure to the global financial markets. As a leading software as a service (“SaaS”) provider, Broadridge offers capital markets, wealth and investment management firms modern technology to enable growth, simplify their technology stacks and mutualize costs. Broadridge’s highly scalable, resilient, component-based solutions automate the front-to-back transaction lifecycle of equity, mutual fund, fixed income, foreign exchange and exchange-traded derivatives, from order capture and execution through trade confirmation, margin, cash management, clearing and settlement, reference data management, reconciliations, securities financing and collateral management, asset servicing, compliance and regulatory reporting, portfolio accounting and custody-related services. Broadridge’s Wealth Management business provides solutions for advisors and investors and also streamlines back and middle-office operations for broker-dealers by providing systems for critical post-trade activities, including books and records, transaction processing, clearance and settlement, and reporting. Broadridge’s Investment Management business provides portfolio and order management solutions for traditional and alternative asset managers, which bring insights into trading, portfolio construction, risk and analytics. Broadridge’s solutions connect asset managers to a global network of broker-dealers for trade execution and post-trade matching and confirmation. In addition, Broadridge provides business process outsourcing services for its buy and sell-side clients’ businesses. These services combine Broadridge’s technology with its operations expertise to support the entire trade lifecycle, including securities clearing and settlement, reconciliations, record-keeping, wealth management asset servicing, and custody-related functions.
For capital markets firms, Broadridge provides a set of multi-asset, multi-entity and multi-currency trading connectivity and post-trade solutions that support processing of securities transactions in equities, options, fixed income securities, foreign exchange, exchange-traded derivatives and mutual funds. Provided on a SaaS basis within large user communities, Broadridge’s technology is a global solution, processing clearance and settlement in over 100 countries. Broadridge’s solutions enable global capital markets firms to access market liquidity, drive more effective market making and efficient front-to-back trade processing. Through Broadridge Trading and Connectivity Solutions, Broadridge offers a set of global front-office trade order and execution management systems and connectivity solutions that enable market participants to connect and trade. The combination of the front-office solutions from the 2021 acquisition of Itiviti Holding AB (“Itiviti”) and Broadridge’s post-trade product suite and other capital markets capabilities enables clients to streamline their front-to-back technology platforms and operations and increase straight-through processing efficiencies, across equities, fixed income, exchange-traded derivatives, and other asset classes.
Broadridge’s Wealth Management business delivers technology solutions and other capabilities across the entire wealth management lifecycle and streamlines all aspects of wealth management services, including account management, fee management and client on-boarding. The wealth technology solutions enable full-service, regional and independent broker-dealers and investment advisors to better engage with customers through digital marketing and customer communications tools. Broadridge also integrates data, content and technology to drive new customer acquisition, support holistic and personalized advice and cross-sell opportunities. Broadridge’s advisor solutions help advisors optimize their practice management through customer and account data aggregation and reporting.
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
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with SEC requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest, entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on August 8, 2023. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position on September 30, 2023 and June 30, 2023, the results of its operations for the three months ended September 30, 2023 and 2022, its cash flows for the three months ended September 30, 2023 and 2022, and its changes in stockholders’ equity for the three months ended September 30, 2023 and 2022.

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
NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU No. 2021-08”), which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. ASU No. 2021-08 was effective for the Company in the first quarter of fiscal year 2024. The adoption of ASU No. 2021-08 did not have a material impact on the Company's Condensed Consolidated Financial Statements.
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

	Three Months Ended September 30,

	2023	2022
	(in millions)
Investor Communication Solutions
Regulatory	$179.4	$170.8
Data-driven fund solutions	101.8	92.5
Issuer	28.5	23.9
Customer communications	159.1	155.9
Total ICS Recurring revenues	468.8	443.1

Equity and other	40.8	29.5
Mutual funds	46.1	33.2
Total ICS Event-driven revenues	86.9	62.7

Distribution revenues	473.0	414.8

Total ICS Revenues	$1,028.6	$920.6

Global Technology and Operations
Capital markets	$248.5	$226.7
Wealth and investment management	153.9	136.0
Total GTO Recurring revenues	402.4	362.7

Total Revenues	$1,431.1	$1,283.3

Revenues by Type
Recurring revenues	$871.2	$805.8
Event-driven revenues	86.9	62.7
Distribution revenues	473.0	414.8
Total Revenues	$1,431.1	$1,283.3

Contract Balances
The following table provides information about contract assets and liabilities:

	September 30, 2023	June 30, 2023
	(in millions)
Contract assets	$111.8	$109.1
Contract liabilities	$667.7	$692.6
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
During the three months ended September 30, 2023, contract assets increased due to an increase in software term license revenues, while contract liabilities decreased due to the timing of client invoices in relation to the timing of revenue recognized. The Company recognized $127.8 million of revenue during the three months ended September 30, 2023 that was included in the contract liability balance as of June 30, 2023.

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
The computation of diluted EPS excluded less than 0.1 million options to purchase Broadridge common stock for the three months ended September 30, 2023, and 0.4 million options to purchase Broadridge common stock for the three months ended September 30, 2022, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months Ended September 30,
	2023	2022
	(in millions)
Weighted-average shares outstanding:
Basic	117.9	117.5
Common stock equivalents	1.3	1.4
Diluted	119.2	118.9

NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended September 30,
	2023	2022
	(in millions)
Interest expense on borrowings	$(36.4)	$(28.0)
Interest income	2.9	1.2
Interest expense, net	$(33.4)	$(26.9)

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
During the three months ended September 30, 2023, there were no acquisitions.
During the fiscal year ended June 30, 2023, there were no acquisitions.
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
The fair values of contingent consideration obligations are based on a probability weighted approach derived from the estimates of earn-out criteria and the probability assessment with respect to the likelihood of achieving those criteria. The measurement is based on significant inputs that are not observable in the market; therefore, the Company classifies this liability as Level 3 in the table below.
The following tables set forth the Company’s financial assets and liabilities at September 30, 2023 and June 30, 2023, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.7	$—	$—	$0.7
Other non-current assets:
Securities (a)	144.3	—	—	144.3
Derivative asset	—	72.8	—	72.8
Total assets as of September 30, 2023	$145.0	$72.8	$—	$217.8
Liabilities:
Contingent consideration obligations	—	—	12.9	12.9
Total liabilities as of September 30, 2023	$—	$—	$12.9	$12.9

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.7	$—	$—	$0.7
Other non-current assets:
Securities (a)	141.3	—	—	141.3
Derivative asset	—	66.7	—	66.7
Total assets as of June 30, 2023	$142.0	$66.7	$—	$208.7
Liabilities:
Contingent consideration obligations	—	—	12.0	12.0
Total liabilities as of June 30, 2023	$—	$—	$12.0	$12.0
_________
(a) Includes investments related to the Company’s Defined Benefit Pension Plans and Executive Retirement and Savings Plan (the “ERSP”).
In addition, the Company has non-marketable securities with a carrying amount of $55.6 million and $55.6 million as of September 30, 2023 and June 30, 2023, respectively, that are classified as Level 2 financial assets and included as part of Other non-current assets on the Condensed Consolidated Balance Sheets.
The following table sets forth an analysis of changes during the three months ended September 30, 2023 and 2022, respectively, in Level 3 financial liabilities of the Company:

	Three Months Ended September 30,
	2023	2022
	(in millions)
Beginning balance	$12.0	$12.9
Net increase in contingent consideration liability	0.8	—
Foreign currency impact on contingent consideration liability	0.1	—
Payments	—	—
Ending balance	$12.9	$12.9
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year.

NOTE 8. DEFERRED CLIENT CONVERSION AND START-UP COSTS
Deferred client conversion and start-up costs consisted of the following:

	September 30, 2023	June 30, 2023
	(in millions)
Deferred client conversion and start-up costs	$924.6	$925.4
Other start-up costs	10.1	11.5
Total	$934.6	$937.0
Deferred client conversion and start-up costs include direct costs incurred to set up or convert a client’s systems to function with the Company’s technology, and are generally deferred and recognized on a straight-line basis over the service term of the arrangement to which the costs relate, which commences when the client goes live with the Company’s services. The key judgment for determining the amount of costs to be deferred relates to the extent to which such costs are recoverable. This estimate includes (i) projected future client revenues, including variable revenues, offset by an estimate of conversion costs including an estimate of onboarding costs as well as ongoing operational costs, and (ii) an estimate of the expected client life. This is also the basis for how the Company assesses such costs for impairment.
Deferred client conversion and start-up costs of $934.6 million as of September 30, 2023 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $924.6 million, as well as other start-up costs of $10.1 million. Deferred client conversion and start-up costs of $937.0 million as of June 30, 2023 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $925.4 million, as well as other start-up costs of $11.5 million.
The total amount of Deferred client conversion and start-up costs and Deferred sales commission costs amortized in Operating expenses during the three months ended September 30, 2023 and 2022, were $32.2 million and $23.8 million, respectively.
NOTE 9. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	September 30, 2023	June 30, 2023
	(in millions)
Long-term investments	$243.4	$241.9
ROU assets (a)	191.1	198.3
Deferred sales commissions costs	111.3	114.1
Contract assets (b)	111.8	109.1
Long-term broker fees	29.4	32.0
Deferred data center costs (c)	14.5	15.4
Other (d)	116.0	118.3
Total	$817.5	$829.2
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
(d) Includes $72.8 million and $66.7 million derivative assets as of September 30, 2023 and June 30, 2023, respectively, related to the Company’s cross-currency swap derivative contracts. Please refer to Note 15, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.

NOTE 10. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	September 30, 2023	June 30, 2023
	(in millions)
Accounts payable	$143.2	$157.3
Employee compensation and benefits	165.3	335.6
Accrued dividend payable	94.1	85.6
Accrued broker fees	80.2	148.0
Business process outsourcing administration fees	61.4	61.7
Customer deposits	52.8	65.6
Operating lease liabilities	40.1	40.9
Accrued taxes	31.6	69.7
Other	75.0	55.1
Total	$743.7	$1,019.5

Restructuring Charges
Employee compensation and benefits within the table above includes a restructuring liability of $7.9 million and $19.5 million as of September 30, 2023 and June 30, 2023, respectively.
During the fourth quarter of fiscal year 2023, Broadridge implemented a corporate restructuring initiative to streamline our management structure, reallocate work to lower cost locations, and reduce headcount in deprioritized areas. This restructuring resulted in total charges of $20.4 million of severance costs recorded in Operating expenses. The total estimated pre-tax costs for actions identified as part of the restructuring initiative are approximately $35.0 million to $50.0 million, of which $20.4 million were incurred to date. We expect to incur the remaining charges for the initiative in the third quarter of fiscal year 2024.
Restructuring charges are not reflected in segment profit and are recorded within the Other segment.

NOTE 11. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at September 30, 2023	Carrying value at September 30, 2023	Carrying value at June 30, 2023	Unused Available Capacity	Fair Value at September 30, 2023
			(in millions)
Current portion of long-term debt
Fiscal 2021 Term Loans (a)	May 2024	$—	$—	$1,178.5	$—	$—
Total		$—	$—	$1,178.5	$—	$—

Long-term debt, excluding current portion
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$150.0	$150.0	$—	$950.0	$150.0
Multicurrency tranche	April 2026	—	—	—	400.0	—
Total Revolving Credit Facility		$150.0	$150.0	$—	$1,350.0	$150.0

Fiscal 2024 Amended Term Loan (a)	August 2026	$1,300.0	$1,296.6	$—	$—	$1,300.0

Fiscal 2016 Senior Notes	June 2026	$500.0	$498.2	$498.0	$—	$469.9
Fiscal 2020 Senior Notes	December 2029	750.0	744.5	744.3	—	634.0
Fiscal 2021 Senior Notes	May 2031	1,000.0	992.7	992.5	—	793.1
Total Senior Notes		$2,250.0	$2,235.4	$2,234.7	$—	$1,897.0

Total long-term debt		$3,700.0	$3,682.0	$2,234.7	$1,350.0	$3,347.0

Total debt		$3,700.0	$3,682.0	$3,413.3	$1,350.0	$3,347.0
_________
(a) The Fiscal 2021 Term Loans were reclassified from Current portion of long-term debt to Long-term debt in the first quarter of fiscal year 2024 upon amendment of the loan, to reflect the remaining maturity of more than one year.

Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2024	2025	2026	2027	2028	Thereafter	Total
(in millions)	$—	$—	$650.0	$1,300.0	$—	$1,750.0	$3,700.0

Fiscal 2021 Revolving Credit Facility: In April 2021, the Company entered into an amended and restated $1.5 billion five-year revolving credit facility, as amended on December 23, 2021 and May 23, 2023 (the “Fiscal 2021 Revolving Credit Facility”) which replaced the $1.5 billion five-year revolving credit facility entered during March 2019. The Fiscal 2021 Revolving Credit Facility is comprised of a $1.1 billion U.S. dollar tranche and a $400.0 million multicurrency tranche. On May 23, 2023, we amended the interest rate index from LIBOR to Adjusted Term SOFR. All other terms remained unchanged.
The weighted-average interest rate on the Fiscal 2021 Revolving Credit Facility was 6.41% for the three months ended September 30, 2023, and 3.26% for the three months ended September 30, 2022, respectively. The fair value of the variable-rate Fiscal 2021 Revolving Credit Facility borrowings at September 30, 2023 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Under the Fiscal 2021 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Swedish Kronor, and Yen bears interest at Adjusted Term SOFR, CDOR, EURIBOR, TIBOR and STIBOR, respectively, plus

1.100% per annum (subject to step-ups to 1.175% and step-downs to 0.805% based on public debt ratings) and revolving loans denominated in Sterling initially bear interest at SONIA plus 1.1326% per annum (subject to step-ups to 1.2076% and step-downs to 0.8376% based on ratings). The Fiscal 2021 Revolving Credit Facility also has an annual facility fee equal to 15.0 basis points on the entire facility (subject to step-ups to 20.0 basis points and step-downs to 7.0 basis points based on ratings). The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2021 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2021 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At September 30, 2023, the Company was in compliance with all covenants of the Fiscal 2021 Revolving Credit Facility.
Fiscal 2021 Term Loans: In March 2021, the Company entered into an amended and restated term credit agreement, as amended on December 23, 2021, and May 23, 2023 (“Term Credit Agreement”), providing for term loan commitments in an aggregate principal amount of $2.55 billion, comprised of a $1.0 billion tranche (“Tranche 1”), and a $1.55 billion tranche (“Tranche 2,” together with Tranche 1, the “Fiscal 2021 Term Loans”). The proceeds of the Fiscal 2021 Term Loans were used by the Company to solely finance the acquisition of Itiviti and pay certain fees and expenses in connection therewith. Once borrowed, amounts repaid or prepaid in respect of such Fiscal 2021 Term Loans may not be reborrowed. The Tranche 1 Loan was to mature on the date that is 18 months after the date on which the Fiscal 2021 Term Loans were borrowed (the “Funding Date”), but was repaid in full in May 2021 with proceeds from the Fiscal 2021 Senior Notes (as discussed further below). The Tranche 2 Loan was to mature in May 2024. The Tranche 2 Loan bore interest at Adjusted Term SOFR plus 1.000% per annum (subject to step-ups to Adjusted Term SOFR plus 1.250% or a step-down to Adjusted Term SOFR plus 0.750% based on ratings). On May 23, 2023, we amended the interest rate index from LIBOR to Adjusted Term SOFR. All other terms remained unchanged.
Fiscal 2024 Amended Term Loan: On August 17, 2023, the Company amended and restated the Term Credit Agreement (the “Amended and Restated Term Credit Agreement”), providing for term loan commitment in an aggregate principal amount of $1.3 billion, replacing the Tranche 2 Loan of the Fiscal 2021 Term Loans (the “Fiscal 2024 Amended Term Loan”). The Fiscal 2024 Amended Term Loan will mature in August 2026 on the third anniversary of the amended Funding Date of August 17, 2023. The Fiscal 2024 Term Loan bears interest at Adjusted Term SOFR plus 1.250% per annum (subject to a step-up to Adjusted Term SOFR plus 1.375% or step-downs to Adjusted Term SOFR plus 1.125% and Adjusted Term SOFR plus 1.000%, in each case, based on ratings).
The Company may voluntarily prepay the Fiscal 2024 Amended Term Loan in whole or in part and without premium or penalty. In the event of receipt of cash proceeds by the Company or its subsidiaries from certain incurrences of indebtedness, certain equity issuances, and certain sales, transfers or other dispositions of assets, the Company will be required to prepay the Fiscal 2024 Term Loan, subject to certain limitations and qualifications as set forth in the Amended and Restated Term Credit Agreement. The Amended and Restated Term Credit Agreement is subject to certain covenants, including a leverage ratio. At September 30, 2023, the Company was in compliance with all covenants of the Fiscal 2024 Amended Term Loan.
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of our assets. At September 30, 2023, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at September 30, 2023 and June 30, 2023 was $469.9 million and $471.4 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of our assets. At September 30, 2023, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at September 30, 2023 and June 30, 2023 was $634.0 million and $641.0 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2021 Senior Notes: In May 2021, the Company completed an offering of $1.0 billion in aggregate principal amount of senior notes (the “Fiscal 2021 Senior Notes”). The Fiscal 2021 Senior Notes will mature on May 1, 2031 and bear interest at a rate of 2.60% per annum. Interest on the Fiscal 2021 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Fiscal 2021 Senior Notes were issued at a price of 99.957% (effective yield to maturity of 2.605%). The indenture governing the Fiscal 2021 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of our assets. At September 30, 2023, the Company is in compliance with the covenants of the indenture governing the Fiscal 2021 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2021 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2021 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2021 Senior Notes at September 30, 2023 and June 30, 2023 was $793.1 million and $817.4 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2021 Revolving Credit Facility, Fiscal 2024 Amended Term Loan, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of September 30, 2023 and June 30, 2023, respectively, there were no outstanding borrowings under these lines of credit.
NOTE 12. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	September 30, 2023	June 30, 2023
	(in millions)
Operating lease liabilities	$191.8	$198.5
Post-employment retirement obligations	189.5	182.2
Non-current income taxes	53.2	52.4
Acquisition related contingencies	—	7.7
Other	35.3	35.2
Total	$469.9	$476.0

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

The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The Broadridge SORP and SERP are non-qualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $56.2 million at September 30, 2023 and $57.8 million at June 30, 2023 and are included in Other non-current assets in the accompanying Condensed Consolidated Balance Sheets. The SORP and the SERP had a total benefit obligation of $59.3 million at September 30, 2023 and $58.6 million at June 30, 2023 and are included in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 13. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended September 30, 2023 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2023	2,696,805	$116.46	731,327	$137.76	201,705	$153.42
Granted	—	—	4,071	172.13	—	—
Exercise of stock options (a)	(410,794)	91.62	—	—	—	—
Vesting of restricted stock units	—	—	(5,706)	169.81	(13,033)	151.15
Expired/forfeited	—	—	(8,367)	146.09	(2,778)	150.71
Balances at September 30, 2023 (b),(c)	2,286,011	$120.92	721,325	$137.60	185,894	$153.62
_________
(a)Stock options exercised during the period of July 1, 2023 through September 30, 2023 had an aggregate intrinsic value of $37.0 million.
(b)As of September 30, 2023, the Company’s outstanding vested and currently exercisable stock options using the September 30, 2023 closing stock price of $179.05 (approximately 1.3 million shares) had an aggregate intrinsic value of $96.1 million with a weighted-average exercise price of $103.21 and a weighted-average remaining contractual life of 4.9 years. The total of all stock options outstanding as of September 30, 2023 has a weighted-average remaining contractual life of 6.5 years.
(c)As of September 30, 2023, time-based restricted stock units and performance-based restricted stock units expected to vest using the September 30, 2023 closing stock price of $179.05 (approximately 0.7 million and 0.2 million shares, respectively) had an aggregate intrinsic value of $123.6 million and $29.6 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.
The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $16.4 million and $15.6 million, as well as related expected tax benefits of $2.9 million and $3.6 million were recognized for the three months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $16.1 million and $45.7 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.9 years and 1.3 years, respectively.

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
NOTE 14. INCOME TAXES

	Three Months Ended September 30,
	2023	2022
	(in millions)
Provision for income taxes	$22.0	$5.0
Effective tax rate	19.5%	9.0%
Excess tax benefits	$5.0	$6.7

The increase in the effective tax rate for the three months ended September 30, 2023 was driven by lower discrete tax benefits including a lower excess tax benefit related to equity compensation, relative to pre-tax income as compared to the prior year period.
NOTE 15. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
The Company is a party to an Amended and Restated IT Services Agreement with Kyndryl, Inc. (“Kyndryl”), an entity formed by IBM’s spin-off of its managed infrastructure services business, under which Kyndryl provides certain aspects of the Company’s information technology infrastructure, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The Amended and Restated IT Services Agreement expires on June 30, 2027, however the Company may renew the agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended and Restated IT Services Agreement at September 30, 2023 are $132.1 million through June 30, 2027, the final year of the Amended and Restated IT Services Agreement.
The Company is a party to an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which Kyndryl operates, manages and supports the Company’s private cloud global distributed platforms and products, and operates and manages certain Company networks. The Private Cloud Agreement expires on March 31, 2030. Fixed minimum commitments remaining under the Private Cloud Agreement at September 30, 2023 are $143.1 million through March 31, 2030, the final year of the contract.
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at September 30, 2023 are $178.6 million through December 31, 2026.
Investments
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $36.1 million as of September 30, 2023, which represents the carrying value of the Company's investment.

In addition, as of September 30, 2023, the Company has a future commitment to fund $0.6 million to one of the Company’s other investees.
Software License Agreements
The Company has incurred the following expenses under software license agreements:

	Three Months Ended September 30,
	2023	2022
	(in millions)
Software License Agreements	$33.5	$35.6
Fixed Operating Lease Cost
The Company has incurred the following fixed operating lease costs:

	Three Months Ended September 30,
	2023	2022
	(in millions)
Fixed Operating Lease Cost	$10.2	$10.3
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
Plan Management Corp. Claim
Paramount Financial Communications, Inc. d/b/a Plan Management Corp. (“Plan Management”) and Jonathan Miller filed a complaint on January 28, 2015 in the United States District Court for the Eastern District of Pennsylvania. Plan Management claimed that Broadridge Investor Communication Solutions, Inc. (“BRICS”) breached a marketing agreement between BRICS and Plan Management (the “Marketing Agreement”) and Mr. Miller asserted a fraud claim. The case went to trial in the second fiscal quarter of the Company’s fiscal year 2023. The court dismissed Mr. Miller’s fraud claim and Plan Management’s breach of contract claim went to the jury. On December 7, 2022, the jury found that BRICS breached the Marketing Agreement and acted with gross negligence and willful misconduct. Plan Management filed a motion for post-judgment interest, and Mr. Miller has filed a motion for a new trial on his fraud claim. BRICS has filed post-trial motions to vacate or reduce the verdict. On July 26, 2023, the trial court vacated the damages award but not the liability finding. Mr. Miller’s motion for a new trial on the fraud claim was denied. Plan Management’s motion to award post-judgment interest was denied as moot. A new trial on damages has been scheduled for March 4, 2024. In light of these post-trial rulings and the facts and circumstances of the case at this time, the Company does not believe that a material loss is probable in this matter.
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

In January 2022, the Company executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of its net investment in its subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At September 30, 2023, the Company’s position on the cross-currency swaps was an asset of $72.8 million, and is recorded as part of Other non-current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. The Company has elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in the Company’s Condensed Consolidated Statements of Earnings.
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
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect subsidiary, which is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At September 30, 2023, BBPO was in compliance with this net capital requirement.
In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At September 30, 2023, Matrix Trust Company was in compliance with its capital requirements.
NOTE 16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three months ended September 30, 2023, and 2022, respectively:

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2023	$(273.6)	$(4.6)	$(6.5)	$(284.7)
Other comprehensive income/(loss) before reclassifications	(16.6)	—	—	(16.6)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.1	0.2	0.3
Balances at September 30, 2023	$(290.1)	$(4.6)	$(6.3)	$(301.0)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2022	$(214.1)	$(4.8)	$(7.4)	$(226.3)
Other comprehensive income/(loss) before reclassifications	(23.1)	—	—	(23.1)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.2	0.2
Balances at September 30, 2022	$(237.2)	$(4.8)	$(7.2)	$(249.2)
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
Segment results:

	Revenues
	Three Months Ended September 30,
	2023	2022
	(in millions)
Investor Communication Solutions	$1,028.6	$920.6
Global Technology and Operations	402.4	362.7
Total	$1,431.1	$1,283.3

	Earnings (Loss) before Income Taxes
	Three Months Ended September 30,
	2023	2022
	(in millions)
Investor Communication Solutions	$115.2	$60.0
Global Technology and Operations	33.7	40.3
Other	(36.0)	(44.8)
Total	$112.9	$55.4

The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended September 30,
	2023	2022
	(in millions)
Investor Communication Solutions	$11.4	$15.5
Global Technology and Operations	39.4	40.4
Total	$50.8	$55.9

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
For asset managers and retirement service providers, we offer data-driven solutions and an end-to-end platform for content management, composition, and omni-channel distribution of regulatory, marketing, and transactional information. Our data and analytics solutions provide investment product distribution data, analytical tools, insights, and research to enable asset managers to optimize product distribution across retail and institutional channels globally. Through our Retirement and Workplace business (“Broadridge Retirement and Workplace”), we provide mutual fund trade processing services for retirement service providers, third-party administrators, financial advisors, banks and wealth management professionals.
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
We provide omni-channel customer communications solutions, that include print and digital solutions, to modernize technology infrastructures, simplify communications processes, accelerate digital adoption and improve the customer experience. Through one point of integration, the Broadridge Communications CloudSM platform helps companies create, deliver, and manage their communications and customer engagement. The platform includes data-driven composition tools, identity and preference management, omni-channel optimization and digital communication experience, archive and information management, digital and print delivery, and analytics and reporting tools.

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
For capital markets firms, we provide a set of multi-asset, multi-entity and multi-currency post-trade and trading and connectivity solutions that support processing of securities transactions in equities, options, fixed income securities, foreign exchange, exchange-traded derivatives and mutual funds. Provided on a software as a service basis within large user communities, our technology is a global solution, processing clearance and settlement in over 100 countries. Our solutions enable global capital markets firms to access market liquidity, drive more effective market making and efficient front-to-back trade processing. Through Broadridge Trading and Connectivity Solutions, we offer a set of global front-office trade order and execution management systems and connectivity solutions that enable market participants to connect and trade. The combination of the front-office solutions from the 2021 acquisition of Itiviti Holding AB (“Itiviti”) and our post-trade product suite and other capital markets capabilities enables our clients to streamline their front-to-back technology platforms and operations and increase straight-through-processing efficiencies, across equities, fixed income, exchange-traded derivatives, and other asset classes.
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
The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2023 in the 2023 Annual Report.

Critical Accounting Estimates
In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Management continually evaluates the accounting policies and estimates used to prepare the Condensed Consolidated Financial Statements. The estimates, by their nature, are based on judgment, available information, and historical experience and are believed to be reasonable. However, actual amounts and results could differ from these estimates made by management. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. The results of operations reported for the periods presented are not necessarily indicative of the results of operations for subsequent periods. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in the “Critical Accounting Policies” section of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Annual Report.
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

Record Growth and Internal Trade Growth
The Company uses select operating metrics specific to Broadridge of Record Growth and Internal Trade Growth in evaluating its business results and identifying trends affecting its business. Record Growth is comprised of equity positions growth and mutual fund/ETF positions growth. Equity positions growth (also referred to as “stock records growth” or “SRG”) measures the estimated annual change in positions eligible for equity proxy materials. Mutual fund/ETF positions growth (also referred to as “interim records growth” or “IRG”) measures the estimated change in mutual fund and exchange traded fund positions eligible for interim communications. These metrics are calculated from equity proxy and mutual fund/ETF position data reported to Broadridge for the same issuers or funds in both the current and prior year periods.
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
The key performance indicators for the three months ended September 30, 2023, and 2022, are as follows:

	Select Operating Metrics

	Three Months Ended September 30,
	2023	2022

Record Growth
Equity positions (Stock records)	8%	9%
Mutual fund/ETF positions (Interim records)	3%	11%

Internal Trade Growth	15%	6%

Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the three months ended September 30, 2023, mutual fund proxy revenues were 46% higher compared to the three months ended September 30, 2022. During fiscal year 2023, mutual fund proxy revenues were 51% lower than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For the three months ended September 30, 2023 and for the fiscal year ended June 30, 2023, we reported Closed sales net of a 5.0% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
Closed sales for the three months ended September 30, 2023 were $47.6 million, an increase of $18.6 million, or 64%, compared to $29.0 million for the three months ended September 30, 2022. Closed sales for the three months ended September 30, 2023 and September 30, 2022 are net of an allowance adjustment of $2.5 million and $1.5 million, respectively.

Recent Developments
SEC Rule on Tailored Shareholder Reports
On October 26, 2022, the SEC adopted a rule modifying mutual fund and exchange-traded fund investor communications. The SEC rule requires that shorter summary documents, referred to as tailored shareholder reports, be distributed in lieu of long-form annual and semi-annual fund reports or notices of the availability of such reports, which the SEC had permitted under Rule 30e-3. The rule went into effect on January 24, 2023 and includes an 18-month transition period for implementation by mutual funds and exchange-traded funds, with a final compliance date of July 24, 2024. We are reviewing the full impact of the new rule, however we currently estimate a reduction in our annual Recurring revenues of approximately $30 million phasing in over fiscal years 2025 and 2026, assuming no offset from new services. See the risk factor titled “Our clients are subject to complex laws and regulations, and new laws or regulations and/or changes to existing laws or regulations could impact our clients and, in turn, adversely impact our business or may reduce our profitability.” in Part I, Item 1A. “Risk Factors” in the 2023 Annual Report.
Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended September 30, 2023 versus Three Months Ended September 30, 2022
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended September 30, 2023 and 2022, and the dollar and percentage changes between periods:

	Three Months Ended September 30,
			Change
	2023	2022	$	%
	(in millions, except per share amounts)
Revenues	$1,431.1	$1,283.3	$147.8	12
Cost of revenues	1,075.3	990.4	84.9	9
Selling, general and administrative expenses	207.3	205.3	2.0	1
Total operating expenses	1,282.6	1,195.7	86.9	7

Operating income	148.4	87.5	60.9	70
Margin	10.4%	6.8%
Interest expense, net	(33.4)	(26.9)	(6.6)	24
Other non-operating expenses, net	(2.1)	(5.2)	3.1	(60)
Earnings before income taxes	112.9	55.4	57.5	104
Provision for income taxes	22.0	5.0	17.0	NM
Effective tax rate	19.5%	9.0%
Net earnings	$90.9	$50.4	$40.5	80
Basic earnings per share	$0.77	$0.43	$0.34	79
Diluted earnings per share	$0.76	$0.42	$0.34	81

Weighted-average shares outstanding:
Basic	117.9	117.5
Diluted	119.2	118.9
NM - Not Meaningful

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended September 30, 2023 and 2022, and the dollar and percentage changes between periods:

	Three Months Ended September 30,
			Change
	2023	2022	$	%
	($ in millions)
Recurring revenues	$871.2	$805.8	$65.4	8
Event-driven revenues	86.9	62.7	24.2	39
Distribution revenues	473.0	414.8	58.2	14
Total	$1,431.1	$1,283.3	$147.8	12

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	5pts	3pts	0pts	0pts	8%
Revenues increased $147.8 million, or 12%, to $1,431.1 million from $1,283.3 million.
•Recurring revenues increased $65.4 million, or 8%, to $871.2 million. Recurring revenue growth constant currency (Non-GAAP) was 8%, all organic, driven by Net New Business and Internal Growth in GTO and ICS.
•Event-driven revenues increased $24.2 million, or 39%, driven by higher mutual fund proxy and corporate action activity.
•Distribution revenues increased $58.2 million, or 14%, driven by higher event-driven mailings as well as the postage rate increase of approximately $27.4 million.
Total operating expenses. Operating expenses increased $86.9 million, or 7%, to $1,282.6 million from $1,195.7 million, primarily as a result of the increase in cost of revenues:
•Cost of revenues - The increase of $84.9 million in cost of revenues primarily reflects the impact of higher postage and distribution expenses in our ICS segment of $50.1 million and higher amortization expense primarily in our GTO segment of $14.8 million.
•Selling, general and administrative expenses - increased $2.0 million, or 1%.
Interest expense, net. Interest expense, net was $33.4 million, an increase of $6.6 million, from $26.9 million for the three months ended September 30, 2022. The increase of $6.6 million was primarily due to an increase in interest expense from higher borrowing costs, partially offset by a decrease in average borrowings.
Other non-operating expenses, net. Other non-operating expenses, net for the three months ended September 30, 2023 was $2.1 million, compared to other non-operating expenses, net of $5.2 million for the three months ended September 30, 2022. The decreased expense of $3.1 million was primarily driven by lower losses on investments associated with our retirement plans and other investments compared to the prior year period.
Provision for income taxes.
•Effective tax rate for the three months ended September 30, 2023: 19.5%
•Effective tax rate for the three months ended September 30, 2022: 9.0%
The increase in the effective tax rate for the three months ended September 30, 2023 was driven by lower discrete tax benefits including a lower excess tax benefit related to equity compensation, relative to pre-tax income as compared to the prior year period.

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
Revenues

	Three Months Ended September 30,
			Change
	2023	2022	$	%
	($ in millions)
Investor Communication Solutions	$1,028.6	$920.6	$108.0	12
Global Technology and Operations	402.4	362.7	39.7	11
Total	$1,431.1	$1,283.3	$147.8	12
Earnings Before Income Taxes

	Three Months Ended September 30,
			Change
	2023	2022	$	%
	($ in millions)
Investor Communication Solutions	$115.2	$60.0	$55.2	92
Global Technology and Operations	33.7	40.3	(6.6)	(16)
Other	(36.0)	(44.8)	8.8	(20)
Total	$112.9	$55.4	$57.5	104
The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended September 30,
			Change
	2023	2022	$	%
	($ in millions)
Investor Communication Solutions	$11.4	$15.5	$(4.0)	(26)
Global Technology and Operations	39.4	40.4	(1.0)	(2)
Total	$50.8	$55.9	$(5.0)	(9)

Investor Communication Solutions
Revenues for the three months ended September 30, 2023 increased $108.0 million to $1,028.6 million from $920.6 million, and earnings before income taxes increased $55.2 million to $115.2 million from $60.0 million.

	Three Months Ended September 30,
			Change
	2023	2022	$	%
	($ in millions)
Revenues
Recurring revenues	$468.8	$443.1	$25.6	6
Event-driven revenues	86.9	62.7	24.2	39
Distribution revenues	473.0	414.8	58.2	14
Total	$1,028.6	$920.6	$108.0	12

Earnings Before Income Taxes
Earnings before income taxes	$115.2	$60.0	$55.2	92
Pre-tax Margin	11.2%	6.5%

	Three Months Ended September 30, 2023
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	3pts	3pts	0pts	0pts	6%
For the three months ended September 30, 2023:
•Recurring revenues increased $25.6 million, or 6%, to $468.8 million. Recurring revenue growth constant currency (Non-GAAP) was 6%, all organic, driven by Net New Business and Internal Growth.
•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Regulatory rose 5% and 5%, respectively, which included the impact of equity position growth of 8% and mutual fund/ETF position growth of 3%;
◦Data-driven fund solutions rose 10% and 9%, respectively, driven by growth in our retirement and workplace products;
◦Issuer rose 19% and 19%, respectively, driven by growth in our registered shareholder solutions; and
◦Customer communications rose 2% and 2%, respectively, driven by higher digital communications.
•Event-driven revenues increased $24.2 million, or 39%, driven by higher mutual fund proxy and corporate action activity.
•Distribution revenues increased $58.2 million, or 14%, driven by higher event-driven mailings as well as the postage rate increase of approximately $27.4 million.
•Earnings before income taxes increased $55.2 million, or 92%, to $115.2 million, primarily from higher Recurring revenue and higher event-driven revenue. Operating expenses rose 6%, or $52.8 million, to $913.4 million primarily driven by higher distribution expenses. Pre-tax margins increased by 4.7% to 11.2% from 6.5% in the prior period.

Global Technology and Operations
Revenues for the three months ended September 30, 2023 increased $39.7 million to $402.4 million from $362.7 million, and earnings before income taxes decreased $6.6 million to $33.7 million from $40.3 million.

	Three Months Ended September 30,
			Change
	2023	2022	$	%
	($ in millions)
Revenues
Recurring revenues	$402.4	$362.7	$39.7	11

Earnings Before Income Taxes
Earnings before income taxes	$33.7	$40.3	$(6.6)	(16)
Pre-tax Margin	8.4%	11.1%

	Three Months Ended September 30, 2023
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	7pts	4pts	0pts	0pts	11%

For the three months ended September 30, 2023:
•Recurring revenues increased $39.7 million, or 11%, to $402.4 million. Recurring revenue growth constant currency (Non-GAAP) was 11%, all organic, driven by Net New Business and Internal Growth.
•By product line, Recurring revenue growth and the corresponding Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Capital Markets rose 10% and 9%, respectively, driven by Net New Business and Internal Growth, which benefited from higher trading volumes; and
◦Wealth and Investment Management rose 13% and 14%, respectively, driven primarily by Net New Business.
•Earnings before income taxes decreased $6.6 million. Pre-tax margins decreased by 2.7 percentage points to 8.4% from 11.1% as higher revenues were more than offset by higher expenses, including an increase in amortization expense of $14.8 million.
Other
Loss before income taxes was $36.0 million for the three months ended September 30, 2023, a decrease of $8.8 million compared to $44.8 million for the three months ended September 30, 2022.
•The decreased loss before income taxes was primarily due to lower compensation and other Corporate expenses, including the absence of Russia-Related Exit costs, which more than offset the $3.4 million net increase in interest expense and Other non-operating expenses.
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
Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Earnings and Adjusted Earnings Per Share
These Non-GAAP measures are adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items, the exclusion of which management believes provides insight regarding our ongoing operating performance. Depending on the period presented, these adjusted measures exclude the impact of certain of the following items: (i) Amortization of Acquired Intangibles and Purchased Intellectual Property, (ii) Acquisition and Integration Costs, and (iii) Russia-Related Exit Costs. Amortization of Acquired Intangibles and Purchased Intellectual Property represents non-cash amortization expenses associated with the Company’s acquisition activities. Acquisition and Integration Costs represent certain transaction and integration costs associated with the Company’s acquisition activities. Russia-Related Exit Costs are direct and incremental costs associated with the Company’s wind down of business activities in Russia in response to Russia’s invasion of Ukraine, including relocation-related expenses of impacted associates.
We exclude Acquisition and Integration Costs and Russia-Related Exit Costs from our Adjusted Operating income (as applicable) and other adjusted earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and enhances comparability across fiscal reporting periods, as these items are not reflective of our underlying operations or performance. We also exclude the impact of Amortization of Acquired Intangibles and Purchased Intellectual Property, as these non-cash amounts are significantly impacted by the timing and size of individual acquisitions and do not factor into the Company's capital allocation decisions, management compensation metrics or multi-year objectives. Furthermore, management believes that this adjustment enables better comparison of our results as Amortization of Acquired Intangibles and Purchased Intellectual Property will not recur in future periods once such intangible assets have been fully amortized. Although we exclude Amortization of Acquired Intangibles and Purchased Intellectual Property from our adjusted earnings measures, our management believes that it is important for investors to understand that these intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets.
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
Reconciliation of Non-GAAP measures to the most directly comparable GAAP measures (unaudited)

	Three Months Ended September 30,
	2023	2022
	(in millions)
Operating income (GAAP)	$148.4	$87.5
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	50.8	55.9
Acquisition and Integration Costs	—	4.1
Russia-Related Exit Costs	—	2.6
Adjusted Operating income (Non-GAAP)	$199.3	$150.1
Operating income margin (GAAP)	10.4%	6.8%
Adjusted Operating income margin (Non-GAAP)	13.9%	11.7%

	Three Months Ended September 30,
	2023	2022
	(in millions)
Net earnings (GAAP)	$90.9	$50.4
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	50.8	55.9
Acquisition and Integration Costs	—	4.1
Russia-Related Exit Costs	—	2.6
Subtotal of adjustments	50.8	62.5
Tax impact of adjustments (a)	(12.2)	(13.2)
Adjusted Net earnings (Non-GAAP)	$129.6	$99.7

	Three Months Ended September 30,
	2023	2022
Diluted earnings per share (GAAP)	$0.76	$0.42
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.43	0.47
Acquisition and Integration Costs	—	0.03
Russia-Related Exit Costs	—	0.02
Subtotal of adjustments	0.43	0.53
Tax impact of adjustments (a)	(0.10)	(0.11)
Adjusted earnings per share (Non-GAAP)	$1.09	$0.84
(a) Calculated using the GAAP effective tax rate, adjusted to exclude $5.0 million and $6.7 million of excess tax benefits associated with stock-based compensation for the three months ended September 30, 2023, and 2022, respectively. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Three Months Ended September 30,
	2023	2022
	(in millions)
Net cash flows from operating activities (GAAP)	$(62.0)	$(204.5)
Capital expenditures and Software purchases and capitalized internal use software	(14.4)	(13.6)
Free cash flow (Non-GAAP)	$(76.4)	$(218.1)

	Three Months Ended September 30, 2023

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	5%	10%	19%	2%	6%
Impact of foreign currency exchange	—%	(1%)	—%	—%	—%
Recurring revenue growth constant currency (Non-GAAP)	5%	9%	19%	2%	6%

	Three Months Ended September 30, 2022

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	3%	11%	16%	11%	8%
Impact of foreign currency exchange	—%	2%	—%	—%	1%
Recurring revenue growth constant currency (Non-GAAP)	4%	13%	16%	11%	9%

	Three Months Ended September 30, 2023

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	10%	13%	11%
Impact of foreign currency exchange	(1%)	1%	—%
Recurring revenue growth constant currency (Non-GAAP)	9%	14%	11%

	Three Months Ended September 30, 2022

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	9%	4%	7%
Impact of foreign currency exchange	5%	2%	4%
Recurring revenue growth constant currency (Non-GAAP)	14%	5%	10%

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022

Consolidated	Total	Total
Recurring revenue growth (GAAP)	8%	7%
Impact of foreign currency exchange	—%	2%
Recurring revenue growth constant currency (Non-GAAP)	8%	9%
Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	September 30, 2023	June 30, 2023
	(in millions)
Cash and cash equivalents:
Domestic cash	$32.4	$46.1
Cash held by foreign subsidiaries	144.4	141.7
Cash held by regulated entities	57.2	64.5
Total cash and cash equivalents	$234.0	$252.3

At September 30, 2023, Cash and cash equivalents were $234.0 million and Total stockholders’ equity was $2,112.7 million. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
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

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at September 30, 2023	Carrying value at September 30, 2023	Carrying value at June 30, 2023	Unused Available Capacity	Fair Value at September 30, 2023
			(in millions)
Current portion of long-term debt
Fiscal 2021 Term Loans (a)	May 2024	$—	$—	$1,178.5	$—	$—
Total		$—	$—	$1,178.5	$—	$—

Long-term debt, excluding current portion
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$150.0	$150.0	$—	$950.0	$150.0
Multicurrency tranche	April 2026	—	—	—	400.0	—
Total Revolving Credit Facility		$150.0	$150.0	$—	$1,350.0	$150.0

Fiscal 2024 Amended Term Loan (a)	August 2026	$1,300.0	$1,296.6	$—	$—	$1,300.0

Fiscal 2016 Senior Notes	June 2026	$500.0	$498.2	$498.0	$—	$469.9
Fiscal 2020 Senior Notes	December 2029	750.0	744.5	744.3	—	634.0
Fiscal 2021 Senior Notes	May 2031	1,000.0	992.7	992.5	—	793.1
Total Senior Notes		$2,250.0	$2,235.4	$2,234.7	$—	$1,897.0

Total long-term debt		$3,700.0	$3,682.0	$2,234.7	$1,350.0	$3,347.0

Total debt		$3,700.0	$3,682.0	$3,413.3	$1,350.0	$3,347.0
_________
(a)The Fiscal 2021 Term Loans were reclassified from Current portion of long-term debt to Long-term debt in the first quarter of fiscal year 2024 upon amendment of the loan, to reflect the remaining maturity of more than one year.
Future principal payments on our outstanding debt are as follows:

Years ending June 30,	2024	2025	2026	2027	2028	Thereafter	Total
(In millions)	$—	$—	$650.0	$1,300.0	$—	$1,750.0	$3,700.0
The Company has a $1.5 billion five-year revolving credit facility (as amended on December 23, 2021 and May 23, 2023, the “Fiscal 2021 Revolving Credit Facility”), which is comprised of a $1.1 billion U.S. dollar tranche and a $400.0 million multicurrency tranche. Under the Fiscal 2021 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Swedish Kronor, and Yen initially bear interest at Adjusted Term SOFR, CDOR, EURIBOR, TIBOR and STIBOR, respectively, plus 1.100% per annum (subject to step-ups to 1.175% and step-downs to 0.805% based on public debt ratings) and revolving loans denominated in Sterling initially bears interest at SONIA plus 1.1326% per annum (subject to step-ups to 1.2076% and step-downs to 0.8376% based on ratings). The Fiscal 2021 Revolving Credit Facility also has an annual facility fee equal to 15.0 basis points on the entire facility (subject to step-ups to 20.0 basis points and step-downs to 7.0 basis points based on ratings). On May 23, 2023, we amended the interest rate index from LIBOR to Adjusted Term SOFR. All other terms remained unchanged.

In March 2021, the Company entered into a term credit agreement, (as amended on December 23, 2021 and May 23, 3023, “Term Credit Agreement”), providing for term loan commitments in an aggregate principal amount of $2.55 billion, comprised of a $1.0 billion tranche (“Tranche 1”) and a $1.55 billion tranche (“Tranche 2,” together with Tranche 1, the “Fiscal 2021 Term Loans”). The Tranche 1 Loan was repaid in full in May 2021. The Tranche 2 Loan was to mature in May 2024. The proceeds of the Fiscal 2021 Term Loans were used by the Company to solely finance the Itiviti acquisition and pay certain fees and expenses in connection therewith. On May 23, 2023, we amended the interest rate index from LIBOR to Adjusted Term SOFR. All other terms remained unchanged. Interest on the outstanding portion of the Fiscal 2021 Term Loans bore interest at Adjusted Term SOFR plus 1.000% per annum (subject to step-ups to Adjusted Term SOFR plus 1.250% or a step-down to Adjusted Term SOFR plus 0.750% based on ratings).
On August 17, 2023, the Company amended and restated the Term Credit Agreement (the “Amended and Restated Term Credit Agreement”), providing for term loan commitment in an aggregate principal amount of $1.3 billion, replacing the Tranche 2 Loan of the Fiscal 2021 Term Loans (the “Fiscal 2024 Amended Term Loan”). The Fiscal 2024 Amended Term Loan will mature in August 2026 on the third anniversary of the amended Funding Date of August 17, 2023. The Fiscal 2024 Amended Term Loan bears interest at Adjusted Term SOFR plus 1.250% per annum (subject to a step-up to Adjusted Term SOFR plus 1.375% or step-downs to Adjusted Term SOFR plus 1.125% and Adjusted Term SOFR plus 1.000%, in each case, based on ratings).
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
The Fiscal 2021 Revolving Credit Facility, Fiscal 2024 Amended Term Loan, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
Please refer to Note 11, “Borrowings” to our Condensed Consolidated Financial Statements in Item 1. of Part I of this Quarterly Report on Form 10-Q for a more detailed discussion.
Cash Flows

	Three Months Ended September 30,
			Change
	2023	2022	$
	(in millions)
Net cash flows from operating activities	$(62.0)	$(204.5)	$142.5
Net cash flows from investing activities	(14.4)	(13.6)	(0.8)
Net cash flows from financing activities	57.3	222.8	(165.4)
Effect of exchange rate changes on Cash and cash equivalents	0.8	(2.3)	3.0
Net change in Cash and cash equivalents	$(18.3)	$2.4	$(20.7)

Free cash flow:
Net cash flows from operating activities (GAAP)	$(62.0)	$(204.5)	$142.5
Capital expenditures and Software purchases and capitalized internal use software	(14.4)	(13.6)	(0.8)
Free cash flow (Non-GAAP)	$(76.4)	$(218.1)	$141.7
The decrease in cash from operating activities of $142.5 million in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to higher net earnings and a decrease in client-related platform implementation and development, partially offset by an increase in cash used in working capital.

The increase in cash from investing activities of $0.8 million in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily driven by higher software purchases and capitalized Internal Use Software.
The decrease in cash from financing activities of $165.4 million in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily reflects higher stock buybacks compared to the prior year period.
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
Contractual Obligations
Data Center Agreements
The Company is a party to an Amended and Restated IT Services Agreement with Kyndryl, Inc. (“Kyndryl”), an entity formed by IBM’s spin-off of its managed infrastructure services business, under which Kyndryl provides certain aspects of the Company’s information technology infrastructure, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The Amended and Restated IT Services Agreement expires on June 30, 2027, however the Company may renew the agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended and Restated IT Services Agreement at September 30, 2023 are $132.1 million through June 30, 2027, the final year of the Amended and Restated IT Services Agreement.
The Company is a party to an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which Kyndryl operates, manages and supports the Company’s private cloud global distributed platforms and products, and operates and manages certain Company networks. The Private Cloud Agreement expires on March 31, 2030. Fixed minimum commitments remaining under the Private Cloud Agreement at September 30, 2023 are $143.1 million through March 31, 2030, the final year of the contract.
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at September 30, 2023 are $178.6 million through December 31, 2026.
Other
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $36.1 million as of September 30, 2023, which represents the carrying value of the Company's investments.
In addition, as of September 30, 2023, the Company has a future commitment to fund $0.6 million to one of the Company’s other investees.
Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at September 30, 2023.

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
In January 2022, we executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of our net investment in our subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of our U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At September 30, 2023, our position on the cross-currency swaps was an asset of $72.8 million, and is recorded as part of Other non-current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. We have elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in our Condensed Consolidated Statements of Earnings.
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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures about market risk previously disclosed in Item 7A. of our 2023 Annual Report.
Item 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. The Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2023 were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A. to Part I in our 2023 Annual Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2023 Annual Report.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our first fiscal quarter ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2023 - July 31, 2023	84	$165.63	—	9,586,545
August 1, 2023 - August 31, 2023	833,836	180.44	831,420	8,755,125
September 1, 2023 - September 30, 2023	57,244	185.02	—	8,755,125
Total	891,164	$180.73	831,420
_____________
(1)Includes 59,744 shares purchased from employees to pay taxes related to the vesting of stock-based compensation awards.
(2)During the fiscal quarter ended September 30, 2023, the Company repurchased 831,420 shares of common stock at an average price per share of $180.43 under its share repurchase program. At September 30, 2023, the Company had 8.8 million shares available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

Item 5.    OTHER INFORMATION
On September 1, 2023, the Company’s President, Christopher J. Perry, adopted a Rule 10b5-1 trading arrangement (the “Rule 10b5-1 Plan”) for the sale of securities of the Company. The Rule 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The Rule 10b5-1 Plan allows for the contemporaneous exercise of options and sale of up to 35,438 underlying shares of the Company’s common stock received upon exercise, subject to the satisfaction of the Company’s stock retention and holding period requirements. The Rule 10b5-1 Plan will expire on August 31, 2024.

Item 6.    EXHIBITS
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Form of Stock Option Grant Award Agreement for U.S. Corporate Officers

10.2	Form of Restricted Stock Unit Grant Award Agreement (Performance-Based) for U.S. Corporate Officers

10.3	Form of Restricted Stock Unit Grant Award Agreement (Time-Based) for U.S. Corporate Officers

10.4	Amended and Restated Term Credit Agreement dated as of August 17, 2023, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2023 and 2022, (ii) condensed consolidated statements of comprehensive income for the three months ended September 30, 2023 and 2022, (iii) condensed consolidated balance sheets as of September 30, 2023 and June 30, 2023, (iv) condensed consolidated statements of cash flows for the three months ended September 30, 2023 and 2022, (v) condensed consolidated statements of stockholders’ equity for the three months ended September 30, 2023 and 2022, and (vi) the notes to the condensed consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: November 2, 2023	By:	/s/ Edmund L. Reese
Edmund L. Reese
Corporate Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)