Form 10-Q
period 2023-12-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2024-02-01
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of January 29, 2024, was 117,772,219 shares.

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

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended December 31,		Six Months Ended December 31,
		2023	2022	2023	2022
Revenues	(Note 3)	$1,405.0	$1,292.9	$2,836.0	$2,576.2
Operating expenses:
Cost of revenues		1,057.2	988.2	2,132.5	1,978.7
Selling, general and administrative expenses		223.4	196.8	430.8	402.1
Total operating expenses		1,280.6	1,185.0	2,563.2	2,380.8
Operating income		124.4	107.9	272.8	195.4
Interest expense, net	(Note 5)	(36.3)	(34.1)	(69.7)	(61.0)
Other non-operating expenses, net		(0.4)	(1.9)	(2.6)	(7.1)
Earnings before income taxes		87.6	71.9	200.5	127.3
Provision for income taxes	(Note 14)	17.4	14.4	39.4	19.3
Net earnings		$70.3	$57.5	$161.2	$108.0

Basic earnings per share		$0.60	$0.49	$1.37	$0.92
Diluted earnings per share		$0.59	$0.48	$1.35	$0.91

Weighted-average shares outstanding:
Basic	(Note 4)	117.7	117.7	117.8	117.6
Diluted	(Note 4)	119.1	118.9	119.1	118.9

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net earnings	$70.3	$57.5	$161.2	$108.0
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(49.3)	(112.0)	(65.8)	(135.1)
Pension and post-retirement liability adjustment, net of taxes of $(0.0) and $(0.0) for the three months ended December 31, 2023 and 2022, respectively; and $(0.0) and $(0.0) for the six months ended December 31, 2023 and 2022, respectively	0.1	—	0.1	—
Cash flow hedge amortization, net of taxes of $(0.1) and $(0.1) for the three months ended December 31, 2023 and 2022, respectively; and $(0.1) and $(0.1) for the six months ended December 31, 2023 and 2022, respectively	0.2	0.2	0.4	0.4
Total other comprehensive income (loss), net	(49.0)	(111.8)	(65.3)	(134.6)
Comprehensive income	$21.3	$(54.3)	$95.9	$(26.7)

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		December 31, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents		$277.0	$252.3
Accounts receivable, net of allowance for doubtful accounts of $6.6 and $7.2, respectively		892.2	974.0
Other current assets		194.4	166.2
Total current assets		1,363.6	1,392.5
Property, plant and equipment, net		143.2	145.7
Goodwill		3,429.3	3,461.6
Intangible assets, net		1,347.6	1,467.2
Deferred client conversion and start-up costs	(Note 8)	930.6	937.0
Other non-current assets	(Note 9)	785.5	829.2
Total assets		$7,999.8	$8,233.2
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	(Note 11)	$—	$1,178.5
Payables and accrued expenses	(Note 10)	778.3	1,019.5
Contract liabilities		192.8	199.8
Total current liabilities		971.2	2,397.8
Long-term debt	(Note 11)	3,652.9	2,234.7
Deferred taxes		346.4	391.3
Contract liabilities		482.3	492.8
Other non-current liabilities	(Note 12)	479.4	476.0
Total liabilities		5,932.2	5,992.6
Commitments and contingencies	(Note 15)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 117.7 and 118.1 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,506.8	1,436.8
Retained earnings		3,085.9	3,113.0
Treasury stock, at cost: 36.7 and 36.4 shares, respectively		(2,176.6)	(2,026.1)
Accumulated other comprehensive income (loss)	(Note 16)	(350.0)	(284.7)
Total stockholders’ equity		2,067.6	2,240.6
Total liabilities and stockholders’ equity		$7,999.8	$8,233.2

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended December 31,
	2023	2022
Cash Flows From Operating Activities
Net earnings	$161.2	$108.0
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	59.1	42.5
Amortization of acquired intangibles and purchased intellectual property	100.7	109.5
Amortization of other assets	77.7	64.1
Write-down of long-lived asset and related charges	7.6	0.5
Stock-based compensation expense	36.9	36.5
Deferred income taxes	(39.2)	(35.3)
Other	(23.9)	(3.7)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Accounts receivable, net	106.6	110.9
Other current assets	(23.6)	13.2
Payables and accrued expenses	(261.2)	(307.4)
Contract liabilities	(5.0)	2.0
Non-current assets and liabilities:
Other non-current assets	(96.7)	(291.8)
Other non-current liabilities	27.5	69.4
Net cash flows from operating activities	127.8	(81.4)
Cash Flows From Investing Activities
Capital expenditures	(16.8)	(15.9)
Software purchases and capitalized internal use software	(19.6)	(17.2)
Other investing activities	—	(2.0)
Net cash flows from investing activities	(36.4)	(35.1)
Cash Flows From Financing Activities
Debt proceeds	622.7	580.0
Debt repayments	(382.7)	(270.0)
Dividends paid	(179.7)	(160.3)
Purchases of Treasury stock	(161.5)	(2.5)
Proceeds from exercise of stock options	44.8	32.2
Other financing activities	(9.8)	(2.5)
Net cash flows from financing activities	(66.2)	176.9
Effect of exchange rate changes on Cash and cash equivalents	(0.4)	(5.0)
Net change in Cash and cash equivalents	24.7	55.3
Cash and cash equivalents, beginning of period	252.3	224.7
Cash and cash equivalents, end of period	$277.0	$280.0
Supplemental disclosure of cash flow information:
Cash payments made for interest	$70.0	$59.7
Cash payments made for income taxes, net of refunds	$142.4	$47.6
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$3.2	$1.5
Accrual for unpaid stock repurchase excise tax	$0.6	$—

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, September 30, 2023	154.5	$1.6	$1,481.0	$3,109.8	$(2,178.6)	$(301.0)	$2,112.7
Comprehensive income (loss)	—	—	—	70.3	—	(49.0)	21.3
Stock option exercises	—	—	8.2	—	—	—	8.2
Stock-based compensation	—	—	19.8	—	—	—	19.8
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(0.2)	—	(0.2)
Treasury stock reissued (0.1 shares)	—	—	(2.2)	—	2.2	—	—
Common stock dividends ($0.80 per share)	—	—	—	(94.2)	—	—	(94.2)
Balances, December 31, 2023	154.5	$1.6	$1,506.8	$3,085.9	$(2,176.6)	$(350.0)	$2,067.6

	Six Months Ended December 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2023	154.5	$1.6	$1,436.8	$3,113.0	$(2,026.1)	$(284.7)	$2,240.6
Comprehensive income (loss)	—	—	—	161.2	—	(65.3)	95.9
Stock option exercises	—	—	45.8	—	—	—	45.8
Stock-based compensation	—	—	35.7	—	—	—	35.7
Treasury stock acquired (0.9 shares)	—	—	—	—	(162.1)	—	(162.1)
Treasury stock reissued (0.5 shares)	—	—	(11.5)	—	11.5	—	—
Common stock dividends ($1.60 per share)	—	—	—	(188.3)	—	—	(188.3)
Balances, December 31, 2023	154.5	$1.6	$1,506.8	$3,085.9	$(2,176.6)	$(350.0)	$2,067.6

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

	Three Months Ended December 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, September 30, 2022	154.5	$1.6	$1,379.8	$2,789.1	$(2,017.7)	$(249.2)	$1,903.7
Comprehensive income (loss)	—	—	—	57.5	—	(111.8)	(54.3)
Stock option exercises	—	—	2.2	—	—	—	2.2
Stock-based compensation	—	—	20.8	—	—	—	20.8
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(0.4)	—	(0.4)
Treasury stock reissued (less than 0.1 shares)	—	—	(0.9)	—	0.9	—	—
Common stock dividends ($0.725 per share)	—	—	—	(85.3)	—	—	(85.3)
Balances, December 31, 2022	154.5	$1.6	$1,401.9	$2,761.3	$(2,017.2)	$(361.0)	$1,786.6

	Six Months Ended December 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2022	154.5	$1.6	$1,344.7	$2,824.0	$(2,024.8)	$(226.3)	$1,919.1
Comprehensive income (loss)	—	—	—	108.0	—	(134.6)	(26.7)
Stock option exercises	—	—	31.0	—	—	—	31.0
Stock-based compensation	—	—	36.3	—	—	—	36.3
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(2.5)	—	(2.5)
Treasury stock reissued (0.4 shares)	—	—	(10.1)	—	10.1	—	—
Common stock dividends ($1.45 per share)	—	—	—	(170.6)	—	—	(170.6)
Balances, December 31, 2022	154.5	$1.6	$1,401.9	$2,761.3	$(2,017.2)	$(361.0)	$1,786.6

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
For asset managers and retirement service providers, Broadridge offers data-driven solutions and an end-to-end platform for content management, composition, and omni-channel distribution of regulatory, marketing, and transactional information. Broadridge’s data and analytics solutions provide investment product distribution data, analytical tools, insights, and research to enable asset managers to optimize product distribution across retail and institutional channels globally. Through its Retirement and Workplace business (“Broadridge Retirement and Workplace”), Broadridge provides automated mutual fund and exchange-traded funds trade processing services for financial institutions who submit trades on behalf of their clients such as qualified and non-qualified retirement plans and individual wealth accounts. In addition, Broadridge provides fiduciary-focused learning and development, software and technology, and data and analytics services to advisors, institutions, and asset managers across the retirement and wealth ecosystem.
Broadridge provides public corporations and mutual funds with a full suite of solutions to help manage their annual meeting process, including a full suite of annual meeting and shareholder engagement solutions such as registered and beneficial proxy materials distribution, proxy processing and tabulation services, digital voting solutions, proxy and shareholder report document management solutions, virtual shareholder meeting services, shareholder engagement, and environmental, social and governance solutions. Broadridge also offers disclosure solutions, including annual SEC filing services and capital markets transaction services. Broadridge provides registrar, stock transfer and record-keeping services through its transfer agency services.
Broadridge provides omni-channel customer communications solutions, which include print and digital solutions to modernize technology infrastructures, simplify communications processes, accelerate digital adoption and improve the customer experience. Through one point of integration, the Broadridge Communications CloudSM platform helps companies create, deliver, and manage their communications and customer engagement. The platform includes data-driven composition tools, identity and preference management, omni-channel optimization and digital communication experience, archive and information management, digital and print delivery, and analytics and reporting tools.

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
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with SEC requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest, entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s 2023 Annual Report on Form 10-K. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position on December 31, 2023 and June 30, 2023, the results of its operations for the three and six months ended December 31, 2023 and 2022, its cash flows for the six months ended December 31, 2023 and 2022, and its changes in stockholders’ equity for the three and six months ended December 31, 2023 and 2022.

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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU No. 2023-07”), which requires an entity to improve its disclosures related to reportable segments and provide additional, more detailed information about a reportable segment’s expenses. ASU No. 2023-07 is effective for the Company in the fourth quarter of fiscal year 2025. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company is currently assessing the impact that the adoption of ASU No. 2023-07 will have on its Consolidated Financial Statements.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” (“ASU No. 2023-09”), which requires an entity to annually disclose specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. ASU No. 2023-09 is effective for the Company in the fourth quarter of fiscal year 2026. Early adoption of the amendments is permitted. The Company is currently assessing the impact that the adoption of ASU No. 2023-09 will have on its Consolidated Financial Statements.
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
As described above, Broadridge’s most significant performance obligations involve variable consideration which constitutes the majority of its revenue streams. The Company’s variable consideration components meet the criteria in ASC 606 for exclusion from disclosure of the remaining transaction price allocated to unsatisfied performance obligations as does any contracts with clients with an original duration of one year or less. The Company has contracts with clients that vary in length depending on the nature of the services and contractual terms negotiated with the client, and they generally extend over a multi-year period.
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

	Three Months Ended December 31,		Six Months Ended December 31,

	2023	2022	2023	2022
	(in millions)
Investor Communication Solutions
Regulatory	$194.7	$180.7	$374.1	$351.5
Data-driven fund solutions	105.3	96.4	207.1	188.9
Issuer	30.6	26.5	59.2	50.4
Customer communications	162.7	163.4	321.8	319.3
Total ICS Recurring revenues	493.4	466.9	962.2	910.1

Equity and other	22.1	25.2	62.9	54.7
Mutual funds	33.1	12.4	79.2	45.6
Total ICS Event-driven revenues	55.2	37.6	142.1	100.2

Distribution revenues	450.9	414.9	923.9	829.7

Total ICS Revenues	$999.5	$919.4	$2,028.2	$1,840.0

Global Technology and Operations
Capital markets	$262.4	$235.3	$510.9	$462.0
Wealth and investment management	143.0	138.2	296.9	274.2
Total GTO Recurring revenues	405.4	373.5	807.9	736.2

Total Revenues	$1,405.0	$1,292.9	$2,836.0	$2,576.2

Revenues by Type
Recurring revenues	$898.8	$840.4	$1,770.0	$1,646.2
Event-driven revenues	55.2	37.6	142.1	100.2
Distribution revenues	450.9	414.9	923.9	829.7
Total Revenues	$1,405.0	$1,292.9	$2,836.0	$2,576.2

Contract Balances
The following table provides information about contract assets and liabilities:

	December 31, 2023	June 30, 2023
	(in millions)
Contract assets	$114.9	$109.1
Contract liabilities	$675.2	$692.6
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
During the six months ended December 31, 2023, contract assets increased due to an increase in software term license revenues, while contract liabilities decreased due to the timing of client invoices in relation to the timing of revenue recognized. The Company recognized $194.5 million of revenue during the six months ended December 31, 2023 that was included in the contract liability balance as of June 30, 2023.

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
The computation of diluted EPS excluded less than 0.1 million options to purchase Broadridge common stock for the three months ended December 31, 2023, and 0.1 million options to purchase Broadridge common stock for the six months ended December 31, 2023, as the effect of their inclusion would have been anti-dilutive.
The computation of diluted EPS excluded 0.8 million options to purchase Broadridge common stock for the three months ended December 31, 2022, and 0.7 million options to purchase Broadridge common stock for the six months ended December 31, 2022, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)
Weighted-average shares outstanding:
Basic	117.7	117.7	117.8	117.6
Common stock equivalents	1.4	1.2	1.4	1.3
Diluted	119.1	118.9	119.1	118.9

NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)
Interest expense on borrowings	$(40.0)	$(36.3)	$(76.4)	$(64.3)
Interest income	3.7	2.1	6.6	3.3
Interest expense, net	$(36.3)	$(34.1)	$(69.7)	$(61.0)

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
During the six months ended December 31, 2023 and for the fiscal year ended June 30, 2023, there were no acquisitions.
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
The following tables set forth the Company’s financial assets and liabilities at December 31, 2023 and June 30, 2023, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.7	$—	$—	$0.7
Other non-current assets:
Securities (a)	158.4	—	—	158.4
Derivative asset	—	34.8	—	34.8
Total assets as of December 31, 2023	$159.1	$34.8	$—	$193.9
Liabilities:
Contingent consideration obligations	—	—	7.6	7.6
Total liabilities as of December 31, 2023	$—	$—	$7.6	$7.6

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.7	$—	$—	$0.7
Other non-current assets:
Securities (a)	141.3	—	—	141.3
Derivative asset	—	66.7	—	66.7
Total assets as of June 30, 2023	$142.0	$66.7	$—	$208.7
Liabilities:
Contingent consideration obligations	—	—	12.0	12.0
Total liabilities as of June 30, 2023	$—	$—	$12.0	$12.0
_________
(a) Includes investments related to the Company’s Defined Benefit Pension Plans and Executive Retirement and Savings Plan (the “ERSP”).
In addition, the Company has non-marketable securities with a carrying amount of $55.6 million and $55.6 million as of December 31, 2023 and June 30, 2023, respectively, that are classified as Level 2 financial assets and included as part of Other non-current assets on the Condensed Consolidated Balance Sheets.
The following table sets forth an analysis of changes during the three and six months ended December 31, 2023 and 2022, respectively, in Level 3 financial liabilities of the Company:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)
Beginning balance	$12.9	$12.9	$12.0	$12.9
Net increase in contingent consideration liability	—	(0.5)	0.8	(0.5)
Foreign currency impact on contingent consideration liability	(0.2)	(0.3)	(0.1)	(0.4)
Payments	(5.2)	—	(5.2)	—
Ending balance	$7.6	$12.0	$7.6	$12.0
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year.

NOTE 8. DEFERRED CLIENT CONVERSION AND START-UP COSTS
Deferred client conversion and start-up costs consisted of the following:

	December 31, 2023	June 30, 2023
	(in millions)
Deferred client conversion and start-up costs	$921.4	$925.4
Other start-up costs	9.2	11.5
Total	$930.6	$937.0
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
Deferred client conversion and start-up costs of $930.6 million as of December 31, 2023 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $921.4 million, as well as other start-up costs of $9.2 million. Deferred client conversion and start-up costs of $937.0 million as of June 30, 2023 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $925.4 million, as well as other start-up costs of $11.5 million.
The total amount of Deferred client conversion and start-up costs and Deferred sales commission costs amortized in Operating expenses during the three months ended December 31, 2023 and 2022, were $32.2 million and $24.1 million, respectively.
The total amount of Deferred client conversion and start-up costs and Deferred sales commission costs amortized in Operating expenses during the six months ended December 31, 2023 and 2022, were $64.4 million and $48.0 million, respectively.
NOTE 9. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	December 31, 2023	June 30, 2023
	(in millions)
Long-term investments	$256.4	$241.9
ROU assets (a)	183.3	198.3
Contract assets (b)	114.9	109.1
Deferred sales commissions costs	110.0	114.1
Long-term broker fees	26.1	32.0
Deferred data center costs (c)	13.5	15.4
Other (d)	81.2	118.3
Total	$785.5	$829.2
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
(d) Includes $34.8 million and $66.7 million derivative assets as of December 31, 2023 and June 30, 2023, respectively, related to the Company’s cross-currency swap derivative contracts. Please refer to Note 15, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.

NOTE 10. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	December 31, 2023	June 30, 2023
	(in millions)
Accounts payable	$136.5	$157.3
Employee compensation and benefits	229.2	335.6
Accrued dividend payable	94.2	85.6
Accrued broker fees	75.2	148.0
Customer deposits	63.8	65.6
Business process outsourcing administration fees	59.8	61.7
Operating lease liabilities	39.1	40.9
Accrued taxes	25.9	69.7
Other	54.6	55.1
Total	$778.3	$1,019.5

Restructuring Charges

The total Employee compensation and benefits liability within the table above of $229.2 million and $335.6 million for December 31, 2023 and June 30, 2023, respectively, includes a restructuring liability of $4.8 million and $19.5 million as of December 31, 2023 and June 30, 2023, respectively.
During the fourth quarter of fiscal year 2023, Broadridge implemented a corporate restructuring initiative to streamline the Company’s management structure, reallocate work to lower cost locations, and reduce headcount in deprioritized areas. This restructuring resulted in total charges of $20.4 million of severance costs recorded in Operating expenses. The total estimated pre-tax costs for actions identified as part of the restructuring initiative are approximately $35.0 million to $50.0 million, of which $20.4 million were incurred to date. The Company expects to incur the remaining charges for the initiative by the end of fiscal year 2024.
Restructuring charges are not reflected in segment profit and are recorded within the Other segment.

NOTE 11. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at December 31, 2023	Carrying value at December 31, 2023	Carrying value at June 30, 2023	Unused Available Capacity	Fair Value at December 31, 2023
			(in millions)
Current portion of long-term debt
Fiscal 2021 Term Loans (a)	May 2024	$—	$—	$1,178.5	$—	$—
Total		$—	$—	$1,178.5	$—	$—

Long-term debt, excluding current portion
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$120.0	$120.0	$—	$980.0	$120.0
Multicurrency tranche	April 2026	—	—	—	400.0	—
Total Revolving Credit Facility		$120.0	$120.0	$—	$1,380.0	$120.0

Fiscal 2024 Amended Term Loan (a)	August 2026	$1,300.0	$1,296.9	$—	$—	$1,300.0

Fiscal 2016 Senior Notes	June 2026	$500.0	$498.3	$498.0	$—	$483.1
Fiscal 2020 Senior Notes	December 2029	750.0	744.7	744.3	—	673.1
Fiscal 2021 Senior Notes	May 2031	1,000.0	992.9	992.5	—	856.0
Total Senior Notes		$2,250.0	$2,236.0	$2,234.7	$—	$2,012.1

Total long-term debt		$3,670.0	$3,652.9	$2,234.7	$1,380.0	$3,432.1

Total debt		$3,670.0	$3,652.9	$3,413.3	$1,380.0	$3,432.1
_________
(a) The Fiscal 2021 Term Loans were reclassified from Current portion of long-term debt to Long-term debt in the first quarter of fiscal year 2024 upon amendment of the loan, to reflect the remaining maturity of more than one year.

Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2024	2025	2026	2027	2028	Thereafter	Total
(in millions)	$—	$—	$620.0	$1,300.0	$—	$1,750.0	$3,670.0

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
The weighted-average interest rate on the Fiscal 2021 Revolving Credit Facility was 6.52% and 6.48% for the three and six months ended December 31, 2023, and 4.65% and 4.12% for the three and six months ended December 31, 2022, respectively. The fair value of the variable-rate Fiscal 2021 Revolving Credit Facility borrowings at December 31, 2023 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

Under the Fiscal 2021 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Swedish Kronor, and Yen bears interest at Adjusted Term SOFR, CDOR, EURIBOR, TIBOR and STIBOR, respectively, plus 1.100% per annum (subject to step-ups to 1.175% and step-downs to 0.805% based on public debt ratings) and revolving loans denominated in Sterling initially bear interest at SONIA plus 1.1326% per annum (subject to step-ups to 1.2076% and step-downs to 0.8376% based on ratings). The Fiscal 2021 Revolving Credit Facility also has an annual facility fee equal to 15.0 basis points on the entire facility (subject to step-ups to 20.0 basis points and step-downs to 7.0 basis points based on ratings). The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2021 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2021 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At December 31, 2023, the Company was in compliance with all covenants of the Fiscal 2021 Revolving Credit Facility.
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
The Company may voluntarily prepay the Fiscal 2024 Amended Term Loan in whole or in part and without premium or penalty. In the event of receipt of cash proceeds by the Company or its subsidiaries from certain incurrences of indebtedness, certain equity issuances, and certain sales, transfers or other dispositions of assets, the Company will be required to prepay the Fiscal 2024 Term Loan, subject to certain limitations and qualifications as set forth in the Amended and Restated Term Credit Agreement. The Amended and Restated Term Credit Agreement is subject to certain covenants, including a leverage ratio. At December 31, 2023, the Company was in compliance with all covenants of the Fiscal 2024 Amended Term Loan.
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of the Company’s assets. At December 31, 2023, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at December 31, 2023 and June 30, 2023 was $483.1 million and $471.4 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of the Company’s assets. At December 31, 2023, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at December 31, 2023 and June 30, 2023 was $673.1 million and $641.0 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2021 Senior Notes: In May 2021, the Company completed an offering of $1.0 billion in aggregate principal amount of senior notes (the “Fiscal 2021 Senior Notes”). The Fiscal 2021 Senior Notes will mature on May 1, 2031 and bear interest at a rate of 2.60% per annum. Interest on the Fiscal 2021 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Fiscal 2021 Senior Notes were issued at a price of 99.957% (effective yield to maturity of 2.605%). The indenture governing the Fiscal 2021 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of the Company’s assets. At December 31, 2023, the Company is in compliance with the covenants of the indenture governing the Fiscal 2021 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2021 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2021 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2021 Senior Notes at December 31, 2023 and June 30, 2023 was $856.0 million and $817.4 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2021 Revolving Credit Facility, Fiscal 2024 Amended Term Loan, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of December 31, 2023 and June 30, 2023, respectively, there were no outstanding borrowings under these lines of credit.
NOTE 12. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	December 31, 2023	June 30, 2023
	(in millions)
Post-employment retirement obligations	$201.9	$182.2
Operating lease liabilities	183.0	198.5
Non-current income taxes	53.5	52.4
Acquisition related contingencies	—	7.7
Other	41.0	35.2
Total	$479.4	$476.0

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

The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The Broadridge SORP and SERP are non-qualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $60.7 million at December 31, 2023 and $57.8 million at June 30, 2023 and are included in Other non-current assets in the accompanying Condensed Consolidated Balance Sheets. The SORP and the SERP had a total benefit obligation of $59.9 million at December 31, 2023 and $58.6 million at June 30, 2023 and are included in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 13. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended December 31, 2023 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at September 30, 2023	2,286,011	$120.92	721,325	$137.60	185,894	$153.62
Granted	25,477	176.32	260,507	170.50	92,905	168.95
Exercise of stock options (a)	(73,721)	110.93	—	—	—	—
Vesting of restricted stock units	—	—	(23,793)	80.31	(1,969)	142.55
Expired/forfeited	(34,143)	144.74	(13,754)	150.45	(14,297)	153.59
Balances at December 31, 2023 (b),(c)	2,203,624	$121.53	944,285	$147.94	262,533	$159.13
_________
(a)Stock options exercised during the period of October 1, 2023 through December 31, 2023 had an aggregate intrinsic value of $6.0 million.
(b)As of December 31, 2023, the Company’s outstanding vested and currently exercisable stock options using the December 31, 2023 closing stock price of $205.75 (approximately 1.2 million shares) had an aggregate intrinsic value of $123.6 million with a weighted-average exercise price of $104.00 and a weighted-average remaining contractual life of 4.6 years. The total of all stock options outstanding as of December 31, 2023 has a weighted-average remaining contractual life of 6.3 years.
(c)As of December 31, 2023, time-based restricted stock units and performance-based restricted stock units expected to vest using the December 31, 2023 closing stock price of $205.75 (approximately 0.9 million and 0.2 million shares, respectively) had an aggregate intrinsic value of $183.2 million and $48.1 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.

The activity related to the Company’s incentive equity awards for the six months ended December 31, 2023 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2023	2,696,805	$116.46	731,327	$137.76	201,705	$153.42
Granted	25,477	176.32	264,578	170.53	92,905	168.95
Exercise of stock options (a)	(484,515)	94.56	—	—	—	—
Vesting of restricted stock units	—	—	(29,499)	97.62	(15,002)	150.02
Expired/forfeited	(34,143)	144.74	(22,121)	148.80	(17,075)	153.12
Balances at December 31, 2023	2,203,624	$121.53	944,285	$147.94	262,533	$159.13
_________
(a)Stock options exercised during the period of July 1, 2023 through December 31, 2023 had an aggregate intrinsic value of $43.0 million.
The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $20.5 million and $20.9 million, as well as related expected tax benefits of $4.2 million and $4.8 million were recognized for the three months ended December 31, 2023 and 2022, respectively. Stock-based compensation expense of $36.9 million and $36.5 million, as well as related expected tax benefits of $7.0 million and $8.3 million were recognized for the six months ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $12.2 million and $80.3 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.9 years and 2.0 years, respectively.
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
NOTE 14. INCOME TAXES

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)
Provision for income taxes	$17.4	$14.4	$39.4	$19.3
Effective tax rate	19.9%	20.0%	19.7%	15.2%
Excess tax benefits	$1.2	$0.5	$6.2	$7.2

The decrease in the effective tax rate for the three months ended December 31, 2023 was driven primarily by a higher excess tax benefit related to equity compensation, relative to pre-tax income as compared to the prior year period.
The increase in the effective tax rate for the six months ended December 31, 2023 was driven by lower discrete tax benefits including a lower excess tax benefit related to equity compensation, relative to pre-tax income as compared to the prior year period.

NOTE 15. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
The Company is a party to an Amended and Restated IT Services Agreement with Kyndryl, Inc. (“Kyndryl”), an entity formed by IBM’s spin-off of its managed infrastructure services business, under which Kyndryl provides certain aspects of the Company’s information technology infrastructure, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The Amended and Restated IT Services Agreement expires on June 30, 2027, however the Company may renew the agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended and Restated IT Services Agreement at December 31, 2023 are $112.1 million through June 30, 2027, the final year of the Amended and Restated IT Services Agreement.
The Company is a party to an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which Kyndryl operates, manages and supports the Company’s private cloud global distributed platforms and products, and operates and manages certain Company networks. The Private Cloud Agreement expires on March 31, 2030. Fixed minimum commitments remaining under the Private Cloud Agreement at December 31, 2023 are $133.2 million through March 31, 2030, the final year of the contract.
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at December 31, 2023 are $153.9 million through December 31, 2026.
Investments
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $35.7 million as of December 31, 2023, which represents the carrying value of the Company's investment.
In addition, as of December 31, 2023, the Company has a future commitment to fund $0.6 million to one of the Company’s other investees.
Software License Agreements
The Company has incurred the following expenses under software license agreements:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)
Software License Agreements	$31.9	$32.9	$65.3	$68.5
Fixed Operating Lease Cost
The Company has incurred the following fixed operating lease costs:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)
Fixed Operating Lease Cost	$10.0	$10.1	$20.2	$20.4

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
In January 2022, the Company executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of its net investment in its subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At December 31, 2023, the Company’s position on the cross-currency swaps was an asset of $34.8 million, and is recorded as part of Other non-current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. The Company has elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in the Company’s Condensed Consolidated Statements of Earnings.
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

The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect subsidiary, which is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At December 31, 2023, BBPO was in compliance with this net capital requirement.
In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At December 31, 2023, Matrix Trust Company was in compliance with its capital requirements.
NOTE 16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three and six months ended December 31, 2023, and 2022, respectively:

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at September 30, 2023	$(290.1)	$(4.6)	$(6.3)	$(301.0)
Other comprehensive income/(loss) before reclassifications	(49.3)	—	—	(49.3)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.1	0.2	0.3
Balances at December 31, 2023	$(339.4)	$(4.5)	$(6.1)	$(350.0)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2023	$(273.6)	$(4.6)	$(6.5)	$(284.7)
Other comprehensive income/(loss) before reclassifications	(65.8)	—	—	(65.8)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.1	0.4	0.5
Balances at December 31, 2023	$(339.4)	$(4.5)	$(6.1)	$(350.0)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at September 30, 2022	$(237.2)	$(4.8)	$(7.2)	$(249.2)
Other comprehensive income/(loss) before reclassifications	(112.0)	—	—	(112.0)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.2	0.2
Balances at December 31, 2022	$(349.2)	$(4.8)	$(6.9)	$(361.0)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2022	$(214.1)	$(4.8)	$(7.4)	$(226.3)
Other comprehensive income/(loss) before reclassifications	(135.1)	—	—	(135.1)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	0.4	0.5
Balances at December 31, 2022	$(349.2)	$(4.8)	$(6.9)	$(361.0)
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
Segment results:

	Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)
Investor Communication Solutions	$999.5	$919.4	$2,028.2	$1,840.0
Global Technology and Operations	405.4	373.5	807.9	736.2
Total	$1,405.0	$1,292.9	$2,836.0	$2,576.2

	Earnings (Loss) before Income Taxes
	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)
Investor Communication Solutions	$95.8	$64.9	$211.0	$124.9
Global Technology and Operations	39.3	44.0	73.0	84.3
Other	(47.5)	(37.0)	(83.5)	(81.9)
Total	$87.6	$71.9	$200.5	$127.3

The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)
Investor Communication Solutions	$11.4	$14.9	$22.8	$30.4
Global Technology and Operations	38.5	38.8	77.9	79.1
Total	$49.9	$53.7	$100.7	$109.5

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

Global Technology and Operations
Our Global Technology and Operations business provides the non-differentiating yet mission-critical infrastructure to the global financial markets. As a leading software as a service (“SaaS”) provider, we offer capital markets, wealth and investment management firms modern technology to enable growth, simplify their technology stacks and mutualize costs. Our highly scalable, resilient, component-based solutions automate the front-to-back transaction lifecycle of equity, mutual fund, fixed income, foreign exchange and exchange-traded derivatives, from order capture and execution through trade confirmation, margin, cash management, clearing and settlement, reference data management, reconciliations, securities financing and collateral management, asset servicing, compliance and regulatory reporting, portfolio accounting and custody-related services. Our Wealth Management business provides solutions for advisors and investors and also streamlines back and middle-office operations for broker-dealers by providing systems for critical post-trade activities, including books and records, transaction processing, clearance and settlement, and reporting. Our Investment Management business provides portfolio and order management solutions for traditional and alternative asset managers, which bring insights into trading, portfolio construction, risk and analytics. Our solutions connect asset managers to a global network of broker-dealers for trade execution and post-trade matching and confirmation. In addition, we provide business process outsourcing services for its buy and sell-side clients’ businesses. These services combine Broadridge’s technology with its operations expertise to support the entire trade lifecycle, including securities clearing and settlement, reconciliations, record-keeping, wealth management asset servicing, and custody-related functions.
For capital markets firms, we provide a set of multi-asset, multi-entity and multi-currency post-trade and trading and connectivity solutions that support processing of securities transactions in equities, options, fixed income securities, foreign exchange, exchange-traded derivatives and mutual funds. Provided on a SaaS basis within large user communities, our technology is a global solution, processing clearance and settlement in over 100 countries. Our solutions enable global capital markets firms to access market liquidity, drive more effective market making and efficient front-to-back trade processing. Through Broadridge Trading and Connectivity Solutions, we offer a set of global front-office trade order and execution management systems and connectivity solutions that enable market participants to connect and trade. The combination of the front-office solutions from the 2021 acquisition of Itiviti Holding AB (“Itiviti”) and our post-trade product suite and other capital markets capabilities enables our clients to streamline their front-to-back technology platforms and operations and increase straight-through-processing efficiencies, across equities, fixed income, exchange-traded derivatives, and other asset classes.
Our Wealth Management business delivers technology solutions and other capabilities across the entire wealth management lifecycle and streamlines all aspects of wealth management services, including account management, fee management and client on-boarding. The wealth technology solutions enable full-service, regional and independent broker-dealers and investment advisors to better engage with customers through digital marketing and customer communications tools. We also integrate data, content and technology to drive new customer acquisition, support holistic and personalized advice and cross-sell opportunities. Our advisor solutions help advisors optimize their practice management through customer and account data aggregation and reporting.
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
The key performance indicators for the three and six months ended December 31, 2023, and 2022, are as follows:

	Select Operating Metrics

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

Record Growth
Equity positions (Stock records)	6%	9%	7%	9%
Mutual fund/ETF positions (Interim records)	5%	6%	3%	10%

Internal Trade Growth	12%	5%	13%	5%

Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and six months ended December 31, 2023 compared to the three and six months ended December 31, 2022. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the six months ended December 31, 2023, mutual fund proxy revenues were 116% higher compared to the six months ended December 31, 2022. During fiscal year 2023, mutual fund proxy revenues were 51% lower than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For the three and six months ended December 31, 2023 and for the fiscal year ended June 30, 2023, we reported Closed sales net of a 5.0% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
Closed sales for the three months ended December 31, 2023 were $58.0 million, a decrease of $7.4 million, or 11%, compared to $65.4 million for the three months ended December 31, 2022. Closed sales for the three months ended December 31, 2023 and December 31, 2022 are net of an allowance adjustment of $3.1 million and $3.4 million, respectively.
Closed sales for the six months ended December 31, 2023 were $105.6 million, an increase of $11.2 million, or 12%, compared to $94.4 million for the six months ended December 31, 2022. Closed sales for the six months ended December 31, 2023 and December 31, 2022 are net of an allowance adjustment of $5.6 million and $5.0 million, respectively.

Recent Developments
SEC Rule on Tailored Shareholder Reports
On October 26, 2022, the SEC adopted a rule modifying open-end mutual fund and exchange-traded fund investor communications. The SEC rule requires that shorter summary documents, referred to as tailored shareholder reports, be distributed in lieu of long-form annual and semi-annual fund reports or notices of the availability of such reports, which the SEC had permitted under Rule 30e-3. The rule went into effect on January 24, 2023 and includes an 18-month transition period for implementation by open-end mutual funds and exchange-traded funds, with a final compliance date of July 24, 2024. We are reviewing the full impact of the new rule, however we currently estimate a reduction in our annual Recurring revenues of approximately $30 million phasing in over fiscal years 2025 and 2026, assuming no offset from new services. See the risk factor titled “Our clients are subject to complex laws and regulations, and new laws or regulations and/or changes to existing laws or regulations could impact our clients and, in turn, adversely impact our business or may reduce our profitability.” in Part I, Item 1A. “Risk Factors” in the 2023 Annual Report.
Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended December 31, 2023 versus Three Months Ended December 31, 2022
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended December 31, 2023 and 2022, and the dollar and percentage changes between periods:

	Three Months Ended December 31,
			Change
	2023	2022	$	%
	(in millions, except per share amounts)
Revenues	$1,405.0	$1,292.9	$112.1	9
Cost of revenues	1,057.2	988.2	68.9	7
Selling, general and administrative expenses	223.4	196.8	26.7	14
Total operating expenses	1,280.6	1,185.0	95.6	8

Operating income	124.4	107.9	16.5	15
Margin	8.9%	8.3%
Interest expense, net	(36.3)	(34.1)	(2.2)	6
Other non-operating expenses, net	(0.4)	(1.9)	1.4	(79)
Earnings before income taxes	87.6	71.9	15.8	22
Provision for income taxes	17.4	14.4	3.0	21
Effective tax rate	19.9%	20.0%
Net earnings	$70.3	$57.5	$12.8	22
Basic earnings per share	$0.60	$0.49	$0.11	22
Diluted earnings per share	$0.59	$0.48	$0.11	23

Weighted-average shares outstanding:
Basic	117.7	117.7
Diluted	119.1	118.9

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended December 31, 2023 and 2022, and the dollar and percentage changes between periods:

	Three Months Ended December 31,
			Change
	2023	2022	$	%
	($ in millions)
Recurring revenues	$898.8	$840.4	$58.4	7
Event-driven revenues	55.2	37.6	17.7	47
Distribution revenues	450.9	414.9	36.0	9
Total	$1,405.0	$1,292.9	$112.1	9

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	2pts	0pts	0pts	7%
Revenues increased $112.1 million, or 9%, to $1,405.0 million from $1,292.9 million.
•Recurring revenues increased $58.4 million, or 7%, to $898.8 million. Recurring revenue growth constant currency (Non-GAAP) was 6%, all organic, driven by Net New Business and Internal Growth in GTO and ICS.
•Event-driven revenues increased $17.7 million, or 47%, driven by higher mutual fund proxy activity.
•Distribution revenues increased $36.0 million, or 9%, driven by the postage rate increase of approximately $27.7 million and higher event-driven mailings.
Total operating expenses. Operating expenses increased $95.6 million, or 8%, to $1,280.6 million from $1,185.0 million:
•Cost of revenues increased $68.9 million, or 7%, primarily reflecting the impact of higher postage and distribution expenses in our ICS segment of $31.9 million and higher amortization expense in our GTO segment of $15.4 million.
•Selling, general and administrative expenses increased $26.7 million, or 14%, primarily driven by higher compensation related expenses.
Interest expense, net. Interest expense, net was $36.3 million, an increase of $2.2 million, from $34.1 million for the three months ended December 31, 2022. The increase of $2.2 million was due to an increase in interest expense from higher borrowing costs, partially offset by a decrease in average borrowings.
Other non-operating expenses, net. Other non-operating expenses, net for the three months ended December 31, 2023 was $0.4 million, compared to $1.9 million for the three months ended December 31, 2022. The decreased expense of $1.4 million was primarily driven by improved performance on investments associated with our retirement plans and other investments compared to the prior year period.
Provision for income taxes.
•Effective tax rate for the three months ended December 31, 2023: 19.9%
•Effective tax rate for the three months ended December 31, 2022: 20.0%
The decrease in the effective tax rate for the three months ended December 31, 2023 was primarily driven by a higher excess tax benefit related to equity compensation, relative to pre-tax income, as compared to the prior year period.

Six Months Ended December 31, 2023 versus Six Months Ended December 31, 2022
The table below presents Condensed Consolidated Statements of Earnings data for the six months ended December 31, 2023 and 2022, and the dollar and percentage changes between periods:

	Six Months Ended December 31,
			Change
	2023	2022	$	%
	(in millions, except per share amounts)
Revenues	$2,836.0	$2,576.2	$259.9	10
Cost of revenues	2,132.5	1,978.7	153.8	8
Selling, general and administrative expenses	430.8	402.1	28.7	7
Total operating expenses	2,563.2	2,380.8	182.5	8

Operating income	272.8	195.4	77.4	40
Margin	9.6%	7.6%
Interest expense, net	(69.7)	(61.0)	(8.7)	14
Other non-operating expenses, net	(2.6)	(7.1)	4.6	(63)
Earnings before income taxes	200.5	127.3	73.2	58
Provision for income taxes	39.4	19.3	20.0	104
Effective tax rate	19.7%	15.2%
Net earnings	$161.2	$108.0	$53.2	49
Basic earnings per share	$1.37	$0.92	$0.45	49
Diluted earnings per share	$1.35	$0.91	$0.44	48

Weighted-average shares outstanding:
Basic	117.8	117.6
Diluted	119.1	118.9

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the six months ended December 31, 2023 and 2022, and the dollar and percentage changes between periods:

	Six Months Ended December 31,
			Change
	2023	2022	$	%
	($ in millions)
Recurring revenues	$1,770.0	$1,646.2	$123.8	8
Event-driven revenues	142.1	100.2	41.9	42
Distribution revenues	923.9	829.7	94.2	11
Total	$2,836.0	$2,576.2	$259.9	10

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	5pts	3pts	0pts	0pts	8%
Revenues increased $259.9 million, or 10%, to $2,836.0 million from $2,576.2 million.
•Recurring revenues increased $123.8 million, or 8%, to $1,770.0 million. Recurring revenue growth constant currency (Non-GAAP) was 7%, all organic, driven by Net New Business and Internal Growth in GTO and ICS.
•Event-driven revenues increased $41.9 million, or 42%, driven by higher mutual fund proxy and corporate action activity.
•Distribution revenues increased $94.2 million, or 11%, driven by the postage rate increase of approximately $55.1 million as well as higher event-driven mailings.
Total operating expenses. Operating expenses increased $182.5 million, or 8%, to $2,563.2 million from $2,380.8 million:
•Cost of revenues increased $153.8 million, or 8%, primarily reflects the impact of higher postage and distribution expenses in our ICS segment of $82.0 million and higher amortization expense in our GTO segment of $30.2 million.
•Selling, general and administrative expenses increased $28.7 million, or 7%, primarily driven by higher compensation related expenses.
Interest expense, net. Interest expense, net was $69.7 million, an increase of $8.7 million, from $61.0 million for the six months ended December 31, 2022. The increase of $8.7 million was due to an increase in interest expense from higher borrowing costs, partially offset by a decrease in average borrowings.
Other non-operating expenses, net. Other non-operating expenses, net for the six months ended December 31, 2023 was $2.6 million, compared to $7.1 million for the six months ended December 31, 2022. The decreased expense of $4.6 million was primarily driven by improved performance on investments associated with our retirement plans and other investments compared to the prior year period.
Provision for income taxes.
•Effective tax rate for the six months ended December 31, 2023: 19.7%
•Effective tax rate for the six months ended December 31, 2022: 15.2%
The increase in the effective tax rate for the six months ended December 31, 2023 was driven by lower discrete tax benefits including a lower excess tax benefit related to equity compensation, relative to pre-tax income as compared to the prior year period.

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
Revenues

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$999.5	$919.4	$80.1	9	$2,028.2	$1,840.0	$188.2	10
Global Technology and Operations	405.4	373.5	32.0	9	807.9	736.2	71.7	10
Total	$1,405.0	$1,292.9	$112.1	9	$2,836.0	$2,576.2	$259.9	10
Earnings Before Income Taxes

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$95.8	$64.9	$30.9	48	$211.0	$124.9	$86.2	69
Global Technology and Operations	39.3	44.0	(4.7)	(11)	73.0	84.3	(11.3)	(13)
Other	(47.5)	(37.0)	(10.5)	28	(83.5)	(81.9)	(1.6)	2
Total	$87.6	$71.9	$15.8	22	$200.5	$127.3	$73.2	58
The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$11.4	$14.9	$(3.5)	(23)	$22.8	$30.4	$(7.6)	(25)
Global Technology and Operations	38.5	38.8	(0.2)	(1)	77.9	79.1	(1.2)	(2)
Total	$49.9	$53.7	$(3.8)	(7)	$100.7	$109.5	$(8.8)	(8)

Investor Communication Solutions
Revenues for the three months ended December 31, 2023 increased $80.1 million to $999.5 million from $919.4 million, and earnings before income taxes increased $30.9 million to $95.8 million from $64.9 million.
Revenues for the six months ended December 31, 2023 increased $188.2 million to $2,028.2 million from $1,840.0 million, and earnings before income taxes increased $86.2 million to $211.0 million from $124.9 million.

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions)				($ in millions)
Revenues
Recurring revenues	$493.4	$466.9	$26.5	6	$962.2	$910.1	$52.1	6
Event-driven revenues	55.2	37.6	17.7	47	142.1	100.2	41.9	42
Distribution revenues	450.9	414.9	36.0	9	923.9	829.7	94.2	11
Total	$999.5	$919.4	$80.1	9	$2,028.2	$1,840.0	$188.2	10

Earnings Before Income Taxes
Earnings before income taxes	$95.8	$64.9	$30.9	48	$211.0	$124.9	$86.2	69
Pre-tax Margin	9.6%	7.1%			10.4%	6.8%

	Three Months Ended December 31, 2023
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	2pts	0pts	0pts	6%

	Six Months Ended December 31, 2023
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	2pts	0pts	0pts	6%
For the three months ended December 31, 2023:
•Recurring revenues increased $26.5 million, or 6%, to $493.4 million. Recurring revenue growth constant currency (Non-GAAP) was 6%, all organic, driven by Net New Business and Internal Growth.
•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Regulatory rose 8% and 8%, respectively, which included the impact of mutual fund/ETF position growth of 5% and equity position growth of 6%.
◦Data-driven fund solutions rose 9% and 9%, respectively, driven primarily by growth in our retirement and workplace products.
◦Issuer rose 15% and 15%, respectively, driven by growth in our registered shareholder solutions and disclosure solutions.
◦Customer communications was essentially flat, as the increase in digital communications was slightly more than offset by lower print revenues.
•Event-driven revenues increased $17.7 million, or 47%, driven by mutual fund proxy activity.
•Distribution revenues increased $36.0 million, or 9%, driven by the postage rate increase of approximately $27.7 million and higher event-driven mailings.

•Earnings before income taxes increased $30.9 million, or 48%, to $95.8 million, primarily from higher Recurring revenue and higher event-driven revenue. Operating expenses rose 6%, or $49.2 million, to $903.7 million primarily driven by higher distribution expenses. Pre-tax margins increased by 2.5% to 9.6% from 7.1% in the prior period.
For the six months ended December 31, 2023:
•Recurring revenues increased $52.1 million, or 6%, to $962.2 million. Recurring revenue growth constant currency (Non-GAAP) was 6%, all organic, driven by Net New Business and Internal Growth.
•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Regulatory rose 6% and 6%, respectively, which included the impact of mutual fund/ETF position growth of 3% and equity position growth of 7%.
◦Data-driven fund solutions rose 10% and 9% respectively, driven by growth in our retirement and workplace products.
◦Issuer rose 17% and 17%, respectively, driven by growth in our registered shareholder solutions.
◦Customer communications rose 1% and 1%, respectively, driven by higher digital communications offset by lower print revenue.
•Event-driven revenues increased $41.9 million, or 42%, driven by higher mutual fund proxy and corporate action activity.
•Distribution revenues increased $94.2 million, or 11%, driven by the postage rate increase of approximately $55.1 million as well as higher event-driven mailings.
•Earnings before income taxes increased $86.2 million, or 69%, to $211.0 million, primarily from higher Recurring revenue and higher event-driven revenue. Operating expenses rose 6%, or $102.0 million, to $1,817.2 million primarily driven by higher distribution expenses. Pre-tax margins increased by 3.6% to 10.4% from 6.8% in the prior period.

Global Technology and Operations
Revenues for the three months ended December 31, 2023 increased $32.0 million to $405.4 million from $373.5 million, and earnings before income taxes decreased $4.7 million to $39.3 million from $44.0 million.
Revenues for the six months ended December 31, 2023 increased $71.7 million to $807.9 million from $736.2 million, and earnings before income taxes decreased $11.3 million to $73.0 million from $84.3 million.

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions)				($ in millions)
Revenues
Recurring revenues	$405.4	$373.5	$32.0	9	$807.9	$736.2	$71.7	10

Earnings Before Income Taxes
Earnings before income taxes	$39.3	$44.0	$(4.7)	(11)	$73.0	$84.3	$(11.3)	(13)
Pre-tax Margin	9.7%	11.8%			9.0%	11.5%

	Three Months Ended December 31, 2023
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	5pts	3pts	0pts	1pt	9%

	Six Months Ended December 31, 2023
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	6pts	3pts	0pts	1pt	10%

For the three months ended December 31, 2023:
•Recurring revenues increased $32.0 million, or 9%, to $405.4 million. Recurring revenue growth constant currency (Non-GAAP) was 8%, all organic, driven by Net New Business and Internal Growth.
•By product line, Recurring revenue growth and the corresponding Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Capital Markets rose 12% and 10%, respectively, driven by Net New Business and Internal Growth. Internal Growth was driven primarily by higher trading volumes and software term license revenue.
◦Wealth and Investment Management rose 3% and 4%, respectively, driven primarily by Net New Business as strong sales were partially offset by client losses.
•Earnings before income taxes decreased $4.7 million. Pre-tax margins decreased by 2.1 percentage points to 9.7% from 11.8% as higher revenues were more than offset by higher expenses, including an increase in amortization expenses of $15.4 million.
For the six months ended December 31, 2023:
•Recurring revenues increased $71.7 million, or 10%, to $807.9 million. Recurring revenue growth constant currency (Non-GAAP) was 9%, all organic, driven by Net New Business and Internal Growth.
•By product line, Recurring revenue growth and the corresponding Recurring revenue growth constant currency (Non-GAAP) were as follows:

◦Capital Markets rose 11% and 9%, respectively, driven by Net New Business and Internal Growth, which benefited from higher trading volumes.
◦Wealth and Investment Management rose 8% and 9%, respectively, driven primarily by Net New Business.
•Earnings before income taxes decreased $11.3 million. Pre-tax margins decreased by 2.5 percentage points to 9.0% from 11.5% as higher revenues were more than offset by higher expenses, including an increase in amortization expenses of $30.2 million.
Other
Loss before income taxes was $47.5 million for the three months ended December 31, 2023, an increase of $10.5 million compared to $37.0 million for the three months ended December 31, 2022.
•The increased loss before income taxes was primarily due to higher compensation and other selling, general and administrative expenses and the $0.7 million net increase in interest expense and Other non-operating expenses which more than offset the absence of Russia-Related Exit Costs.
Loss before income taxes was $83.5 million for the six months ended December 31, 2023, an increase of $1.6 million compared to $81.9 million for the six months ended December 31, 2022.
•The increased loss before income taxes was primarily due to higher compensation and other selling, general and administrative expenses and the $4.2 million net increase in interest expense and Other non-operating expenses, which offset the absence of Russia-Related Exit Costs.
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

Reconciliation of Non-GAAP measures to the most directly comparable GAAP measures (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)		(in millions)
Operating income (GAAP)	$124.4	$107.9	$272.8	$195.4
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	49.9	53.7	100.7	109.5
Acquisition and Integration Costs	0.2	3.7	0.2	7.7
Russia-Related Exit Costs (a)	—	7.9	—	10.5
Adjusted Operating income (Non-GAAP)	$174.5	$173.1	$373.7	$323.2
Operating income margin (GAAP)	8.9%	8.3%	9.6%	7.6%
Adjusted Operating income margin (Non-GAAP)	12.4%	13.4%	13.2%	12.5%

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in millions)		(in millions)
Net earnings (GAAP)	$70.3	$57.5	$161.2	$108.0
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	49.9	53.7	100.7	109.5
Acquisition and Integration Costs	0.2	3.7	0.2	7.7
Russia-Related Exit Costs (a)	—	6.8	—	9.3
Subtotal of adjustments	50.1	64.1	100.9	126.6
Tax impact of adjustments (b)	(10.8)	(13.2)	(22.9)	(26.4)
Adjusted Net earnings (Non-GAAP)	$109.6	$108.4	$239.2	$208.2

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Diluted earnings per share (GAAP)	$0.59	$0.48	$1.35	$0.91
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.42	0.45	0.85	0.92
Acquisition and Integration Costs	—	0.03	—	0.06
Russia-Related Exit Costs	—	0.06	—	0.08
Subtotal of adjustments	0.42	0.54	0.85	1.06
Tax impact of adjustments (b)	(0.09)	(0.11)	(0.19)	(0.22)
Adjusted earnings per share (Non-GAAP)	$0.92	$0.91	$2.01	$1.75
(a) Total Russia-Related Exit Costs were $6.8 million, comprised of $7.9 million of operating expenses, offset by a gain of $1.2 million in non-operating income for the three months ended December 31, 2022. For the six months ended December 31, 2022, total costs were $9.3 million, comprised of $10.5 million of operating expenses, offset by the gain of $1.2 million in non-operating income.

(b) Calculated using the GAAP effective tax rate, adjusted to exclude $1.2 million and $6.2 million of excess tax benefits associated with stock-based compensation for the three and six months ended December 31, 2023, respectively, and $0.5 million and $7.2 million of excess tax benefits associated with stock-based compensation for the three and six months ended December 31, 2022, respectively. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Six Months Ended December 31,
	2023	2022
	(in millions)
Net cash flows from operating activities (GAAP)	$127.8	$(81.4)
Capital expenditures and Software purchases and capitalized internal use software	(36.4)	(33.1)
Free cash flow (Non-GAAP)	$91.4	$(114.5)

	Three Months Ended December 31, 2023

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	8%	9%	15%	—%	6%
Impact of foreign currency exchange	—%	(1%)	—%	—%	—%
Recurring revenue growth constant currency (Non-GAAP)	8%	9%	15%	—%	6%

	Three Months Ended December 31, 2023

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	12%	3%	9%
Impact of foreign currency exchange	(2%)	—%	(1%)
Recurring revenue growth constant currency (Non-GAAP)	10%	4%	8%

Three Months Ended December 31, 2023

Consolidated	Total
Recurring revenue growth (GAAP)	7%
Impact of foreign currency exchange	—%
Recurring revenue growth constant currency (Non-GAAP)	6%

	Six Months Ended December 31, 2023

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	6%	10%	17%	1%	6%
Impact of foreign currency exchange	—%	(1%)	—%	—%	—%
Recurring revenue growth constant currency (Non-GAAP)	6%	9%	17%	1%	6%

	Six Months Ended December 31, 2023

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	11%	8%	10%
Impact of foreign currency exchange	(1%)	1%	(1%)
Recurring revenue growth constant currency (Non-GAAP)	9%	9%	9%

Six Months Ended December 31, 2023

Consolidated	Total
Recurring revenue growth (GAAP)	8%
Impact of foreign currency exchange	—%
Recurring revenue growth constant currency (Non-GAAP)	7%
Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	December 31, 2023	June 30, 2023
	(in millions)
Cash and cash equivalents:
Domestic cash	$74.0	$46.1
Cash held by foreign subsidiaries	146.9	141.7
Cash held by regulated entities	56.0	64.5
Total cash and cash equivalents	$277.0	$252.3

At December 31, 2023, Cash and cash equivalents were $277.0 million and Total stockholders’ equity was $2,067.6 million. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
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

However, while we may do so at a future date, the Company does not need to repatriate future foreign earnings to fund U.S. operations.
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at December 31, 2023	Carrying value at December 31, 2023	Carrying value at June 30, 2023	Unused Available Capacity	Fair Value at December 31, 2023
			(in millions)
Current portion of long-term debt
Fiscal 2021 Term Loans (a)	May 2024	$—	$—	$1,178.5	$—	$—
Total		$—	$—	$1,178.5	$—	$—

Long-term debt, excluding current portion
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$120.0	$120.0	$—	$980.0	$120.0
Multicurrency tranche	April 2026	—	—	—	400.0	—
Total Revolving Credit Facility		$120.0	$120.0	$—	$1,380.0	$120.0

Fiscal 2024 Amended Term Loan (a)	August 2026	$1,300.0	$1,296.9	$—	$—	$1,300.0

Fiscal 2016 Senior Notes	June 2026	$500.0	$498.3	$498.0	$—	$483.1
Fiscal 2020 Senior Notes	December 2029	750.0	744.7	744.3	—	673.1
Fiscal 2021 Senior Notes	May 2031	1,000.0	992.9	992.5	—	856.0
Total Senior Notes		$2,250.0	$2,236.0	$2,234.7	$—	$2,012.1

Total long-term debt		$3,670.0	$3,652.9	$2,234.7	$1,380.0	$3,432.1

Total debt		$3,670.0	$3,652.9	$3,413.3	$1,380.0	$3,432.1
_________
(a)The Fiscal 2021 Term Loans were reclassified from Current portion of long-term debt to Long-term debt in the first quarter of fiscal year 2024 upon amendment of the loan, to reflect the remaining maturity of more than one year.
Future principal payments on our outstanding debt are as follows:

Years ending June 30,	2024	2025	2026	2027	2028	Thereafter	Total
(In millions)	$—	$—	$620.0	$1,300.0	$—	$1,750.0	$3,670.0

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
Cash Flows

	Six Months Ended December 31,
			Change
	2023	2022	$
	(in millions)
Net cash flows from operating activities	$127.8	$(81.4)	$209.2
Net cash flows from investing activities	(36.4)	(35.1)	(1.3)
Net cash flows from financing activities	(66.2)	176.9	(243.1)
Effect of exchange rate changes on Cash and cash equivalents	(0.4)	(5.0)	4.5
Net change in Cash and cash equivalents	$24.7	$55.3	$(30.7)

Free cash flow:
Net cash flows from operating activities (GAAP)	$127.8	$(81.4)	$209.2
Capital expenditures and Software purchases and capitalized internal use software	(36.4)	(33.1)	(3.3)
Free cash flow (Non-GAAP)	$91.4	$(114.5)	$205.9
The increase in cash from operating activities of $209.2 million in the six months ended December 31, 2023, as compared to the six months ended December 31, 2022, was primarily due to higher net earnings and a decrease in client-related platform implementation and development, partially offset by an increase in income tax payments.

The decrease in cash from investing activities of $1.3 million in the six months ended December 31, 2023, as compared to the six months ended December 31, 2022, was primarily driven by higher software purchases and capitalized Internal Use Software.
The decrease in cash from financing activities of $243.1 million in the six months ended December 31, 2023, as compared to the six months ended December 31, 2022, primarily reflects higher stock buybacks and a decrease in net borrowings compared to the prior year period.
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
Contractual Obligations
Data Center Agreements
The Company is a party to an Amended and Restated IT Services Agreement with Kyndryl, Inc. (“Kyndryl”), an entity formed by IBM’s spin-off of its managed infrastructure services business, under which Kyndryl provides certain aspects of the Company’s information technology infrastructure, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The Amended and Restated IT Services Agreement expires on June 30, 2027, however the Company may renew the agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended and Restated IT Services Agreement at December 31, 2023 are $112.1 million through June 30, 2027, the final year of the Amended and Restated IT Services Agreement.
The Company is a party to an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which Kyndryl operates, manages and supports the Company’s private cloud global distributed platforms and products, and operates and manages certain Company networks. The Private Cloud Agreement expires on March 31, 2030. Fixed minimum commitments remaining under the Private Cloud Agreement at December 31, 2023 are $133.2 million through March 31, 2030, the final year of the contract.
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at December 31, 2023 are $153.9 million through December 31, 2026.
Other
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $35.7 million as of December 31, 2023, which represents the carrying value of the Company's investments.
In addition, as of December 31, 2023, the Company has a future commitment to fund $0.6 million to one of the Company’s other investees.
Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at December 31, 2023.

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
In January 2022, we executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of our net investment in our subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of our U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At December 31, 2023, our position on the cross-currency swaps was an asset of $34.8 million, and is recorded as part of Other non-current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. We have elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in our Condensed Consolidated Statements of Earnings.
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
Item 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. The Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2023 were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material impact on its financial condition, results of operations, or cash flows. For information concerning the Company’s legal proceedings, reference is made to Note 15, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” to the unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our second fiscal quarter ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2023 - October 31, 2023	1,412	$179.05	—	8,755,125
November 1, 2023 - November 30, 2023	167	180.32	—	8,755,125
December 1, 2023 - December 31, 2023	646	192.01	—	8,755,125
Total	2,225	$182.91	—
_____________
(1)Represents shares purchased from employees to pay taxes related to the vesting of stock-based compensation awards.
(2)During the fiscal quarter ended December 31, 2023, the Company did not repurchase shares of common stock under its share repurchase program. At December 31, 2023, the Company had 8.8 million shares available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and six months ended December 31, 2023 and 2022, (ii) condensed consolidated statements of comprehensive income for the three and six months ended December 31, 2023 and 2022, (iii) condensed consolidated balance sheets as of December 31, 2023 and June 30, 2023, (iv) condensed consolidated statements of cash flows for the six months ended December 31, 2023 and 2022, (v) condensed consolidated statements of stockholders’ equity for the three and six months ended December 31, 2023 and 2022, and (vi) the notes to the condensed consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: February 1, 2024	By:	/s/ Edmund L. Reese
Edmund L. Reese
Corporate Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)