Form 10-Q
period 2024-03-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2024-05-08
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 3, 2024, was 118,180,477 shares.

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

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended March 31,		Nine Months Ended March 31,
		2024	2023	2024	2023
Revenues	(Note 3)	$1,726.5	$1,645.7	$4,562.5	$4,221.9
Operating expenses:
Cost of revenues		1,187.3	1,137.7	3,319.8	3,116.4
Selling, general and administrative expenses		236.2	221.2	667.0	623.3
Total operating expenses		1,423.6	1,358.9	3,986.8	3,739.7
Operating income		302.9	286.8	575.7	482.2
Interest expense, net	(Note 5)	(35.3)	(38.5)	(105.1)	(99.5)
Other non-operating income (expenses), net		(0.9)	1.8	(3.5)	(5.3)
Earnings before income taxes		266.7	250.1	467.2	377.4
Provision for income taxes	(Note 14)	52.9	51.6	92.3	70.9
Net earnings		$213.7	$198.5	$374.9	$306.5

Basic earnings per share		$1.81	$1.69	$3.18	$2.61
Diluted earnings per share		$1.79	$1.67	$3.14	$2.58

Weighted-average shares outstanding:
Basic	(Note 4)	117.8	117.7	117.8	117.6
Diluted	(Note 4)	119.4	119.1	119.2	118.9

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net earnings	$213.7	$198.5	$374.9	$306.5
Other comprehensive income (loss), net:
Foreign currency translation adjustments	36.1	76.6	(29.7)	(58.5)
Pension and post-retirement liability adjustment, net of taxes of $(0.0) and $(0.0) for the three months ended March 31, 2024 and 2023, respectively; and $(0.1) and $(0.0) for the nine months ended March 31, 2024 and 2023, respectively	0.1	—	0.2	0.1
Cash flow hedge amortization, net of taxes of $(0.1) and $(0.1) for the three months ended March 31, 2024 and 2023, respectively; and $(0.2) and $(0.2) for the nine months ended March 31, 2024 and 2023, respectively	0.2	0.2	0.6	0.6
Total other comprehensive income (loss), net	36.4	76.8	(28.9)	(57.8)
Comprehensive income	$250.1	$275.4	$346.0	$248.7

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		March 31, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents		$235.6	$252.3
Accounts receivable, net of allowance for doubtful accounts of $7.9 and $7.2, respectively		1,165.1	974.0
Other current assets		164.3	166.2
Total current assets		1,565.1	1,392.5
Property, plant and equipment, net		155.0	145.7
Goodwill		3,451.9	3,461.6
Intangible assets, net		1,317.2	1,467.2
Deferred client conversion and start-up costs	(Note 8)	905.2	937.0
Other non-current assets	(Note 9)	821.0	829.2
Total assets		$8,215.4	$8,233.2
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	(Note 11)	$—	$1,178.5
Payables and accrued expenses	(Note 10)	893.5	1,019.5
Contract liabilities		229.0	199.8
Total current liabilities		1,122.4	2,397.8
Long-term debt	(Note 11)	3,513.9	2,234.7
Deferred taxes		329.5	391.3
Contract liabilities		483.9	492.8
Other non-current liabilities	(Note 12)	498.4	476.0
Total liabilities		5,948.2	5,992.6
Commitments and contingencies	(Note 15)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 118.0 and 118.1 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,545.2	1,436.8
Retained earnings		3,205.3	3,113.0
Treasury stock, at cost: 36.5 and 36.4 shares, respectively		(2,171.1)	(2,026.1)
Accumulated other comprehensive income (loss)	(Note 16)	(313.6)	(284.7)
Total stockholders’ equity		2,267.2	2,240.6
Total liabilities and stockholders’ equity		$8,215.4	$8,233.2

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net earnings	$374.9	$306.5
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	89.6	63.7
Amortization of acquired intangibles and purchased intellectual property	151.4	162.8
Amortization of other assets	116.8	95.3
Write-down of long-lived asset and related charges	14.9	2.7
Stock-based compensation expense	57.1	57.4
Deferred income taxes	(62.9)	(49.5)
Other	(29.5)	(16.5)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Current assets and liabilities:
Accounts receivable, net	(145.9)	(112.2)
Other current assets	6.1	15.6
Payables and accrued expenses	(153.2)	(180.2)
Contract liabilities	30.6	15.2
Non-current assets and liabilities:
Other non-current assets	(175.7)	(405.7)
Other non-current liabilities	60.8	139.1
Net cash flows from operating activities	335.2	94.1
Cash Flows From Investing Activities
Capital expenditures	(39.6)	(21.4)
Software purchases and capitalized internal use software	(37.0)	(25.4)
Other investing activities	—	(2.3)
Net cash flows from investing activities	(76.6)	(49.1)
Cash Flows From Financing Activities
Debt proceeds	722.7	750.0
Debt repayments	(622.7)	(470.0)
Dividends paid	(273.9)	(245.7)
Purchases of Treasury stock	(161.8)	(3.7)
Proceeds from exercise of stock options	70.5	35.1
Other financing activities	(10.0)	(2.5)
Net cash flows from financing activities	(275.1)	63.3
Effect of exchange rate changes on Cash and cash equivalents	(0.2)	(1.4)
Net change in Cash and cash equivalents	(16.7)	106.9
Cash and cash equivalents, beginning of period	252.3	224.7
Cash and cash equivalents, end of period	$235.6	$331.6
Supplemental disclosure of cash flow information:
Cash payments made for interest	$95.1	$85.8
Cash payments made for income taxes, net of refunds	$172.5	$93.3
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$1.0	$0.3
Accrual for unpaid stock repurchase excise tax	$0.2	$—

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2023	154.5	$1.6	$1,506.8	$3,085.9	$(2,176.6)	$(350.0)	$2,067.6
Comprehensive income (loss)	—	—	—	213.7	—	36.4	250.1
Stock option exercises	—	—	24.1	—	—	—	24.1
Stock-based compensation	—	—	19.7	—	—	—	19.7
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	0.2	—	0.2
Treasury stock reissued (0.2 shares)	—	—	(5.3)	—	5.3	—	—
Common stock dividends ($0.80 per share)	—	—	—	(94.4)	—	—	(94.4)
Balances, March 31, 2024	154.5	$1.6	$1,545.2	$3,205.3	$(2,171.1)	$(313.6)	$2,267.2

	Nine Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2023	154.5	$1.6	$1,436.8	$3,113.0	$(2,026.1)	$(284.7)	$2,240.6
Comprehensive income (loss)	—	—	—	374.9	—	(28.9)	346.0
Stock option exercises	—	—	69.9	—	—	—	69.9
Stock-based compensation	—	—	55.3	—	—	—	55.3
Treasury stock acquired (0.9 shares)	—	—	—	—	(161.9)	—	(161.9)
Treasury stock reissued (0.8 shares)	—	—	(16.9)	—	16.9	—	—
Common stock dividends ($2.40 per share)	—	—	—	(282.6)	—	—	(282.6)
Balances, March 31, 2024	154.5	$1.6	$1,545.2	$3,205.3	$(2,171.1)	$(313.6)	$2,267.2

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2022	154.5	$1.6	$1,401.9	$2,761.3	$(2,017.2)	$(361.0)	$1,786.6
Comprehensive income (loss)	—	—	—	198.5	—	76.8	275.4
Stock option exercises	—	—	2.9	—	—	—	2.9
Stock-based compensation	—	—	20.5	—	—	—	20.5
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(1.2)	—	(1.2)
Treasury stock reissued (0.1 shares)	—	—	(1.3)	—	1.3	—	—
Common stock dividends ($0.725 per share)	—	—	—	(85.4)	—	—	(85.4)
Balances, March 31, 2023	154.5	$1.6	$1,424.0	$2,874.5	$(2,017.0)	$(284.2)	$1,998.9

	Nine Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2022	154.5	$1.6	$1,344.7	$2,824.0	$(2,024.8)	$(226.3)	$1,919.1
Comprehensive income (loss)	—	—	—	306.5	—	(57.8)	248.7
Stock option exercises	—	—	33.9	—	—	—	33.9
Stock-based compensation	—	—	56.9	—	—	—	56.9
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(3.7)	—	(3.7)
Treasury stock reissued (0.5 shares)	—	—	(11.5)	—	11.5	—	—
Common stock dividends ($2.175 per share)	—	—	—	(256.0)	—	—	(256.0)
Balances, March 31, 2023	154.5	$1.6	$1,424.0	$2,874.5	$(2,017.0)	$(284.2)	$1,998.9

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
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with SEC requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest, entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s 2023 Annual Report on Form 10-K. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position on March 31, 2024 and June 30, 2023, the results of its operations for the three and nine months ended March 31, 2024 and 2023, its cash flows for the nine months ended March 31, 2024 and 2023, and its changes in stockholders’ equity for the three and nine months ended March 31, 2024 and 2023.

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
In March, 2024, the FASB issued ASU No. 2024-01, “Compensation—Stock Compensation - Scope Application of Profits Interest and Similar Awards” (“ASU No. 2024-01”), which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of Topic 718 or another accounting standard. ASU No. 2024-01 is effective for the Company in the first quarter of fiscal year 2026. Early adoption of the amendments is permitted. The Company is currently assessing the impact that the adoption of ASU No. 2024-01 will have on its Consolidated Financial Statements.
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

	Three Months Ended March 31,		Nine Months Ended March 31,

	2024	2023	2024	2023
	(in millions)
Investor Communication Solutions
Regulatory	$344.6	$345.7	$718.7	$697.1
Data-driven fund solutions	106.2	102.0	313.3	290.9
Issuer	59.6	57.7	118.7	108.2
Customer communications	190.8	188.0	512.5	507.3
Total ICS Recurring revenues	701.1	693.5	1,663.2	1,603.5

Equity and other	46.0	29.2	108.9	83.9
Mutual funds	21.1	22.6	100.3	68.2
Total ICS Event-driven revenues	67.0	51.8	209.2	152.1

Distribution revenues	533.3	511.9	1,457.2	1,341.6

Total ICS Revenues	$1,301.4	$1,257.2	$3,329.6	$3,097.2

Global Technology and Operations
Capital markets	$265.8	$245.8	$776.7	$707.8
Wealth and investment management	159.3	142.7	456.3	416.9
Total GTO Recurring revenues	425.1	388.5	1,233.0	1,124.6

Total Revenues	$1,726.5	$1,645.7	$4,562.5	$4,221.9

Revenues by Type
Recurring revenues	$1,126.2	$1,082.0	$2,896.2	$2,728.2
Event-driven revenues	67.0	51.8	209.2	152.1
Distribution revenues	533.3	511.9	1,457.2	1,341.6
Total Revenues	$1,726.5	$1,645.7	$4,562.5	$4,221.9

Contract Balances
The following table provides information about contract assets and liabilities:

	March 31, 2024	June 30, 2023
	(in millions)
Contract assets	$128.1	$109.1
Contract liabilities	$712.8	$692.6
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
During the nine months ended March 31, 2024, contract assets increased due to an increase in software term license revenues, while contract liabilities increased due to the timing of client invoices in relation to the timing of revenue recognized. The Company recognized $238.7 million of revenue during the nine months ended March 31, 2024 that was included in the contract liability balance as of June 30, 2023.

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
The computation of diluted EPS excluded 0.3 million options to purchase Broadridge common stock for the three months ended March 31, 2024, and 0.3 million options to purchase Broadridge common stock for the nine months ended March 31, 2024, as the effect of their inclusion would have been anti-dilutive.
The computation of diluted EPS excluded 1.3 million options to purchase Broadridge common stock for the three months ended March 31, 2023, and 1.2 million options to purchase Broadridge common stock for the nine months ended March 31, 2023, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Weighted-average shares outstanding:
Basic	117.8	117.7	117.8	117.6
Common stock equivalents	1.5	1.3	1.4	1.3
Diluted	119.4	119.1	119.2	118.9

NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Interest expense on borrowings	$(38.2)	$(40.3)	$(114.5)	$(104.6)
Interest income	2.8	1.8	9.4	5.1
Interest expense, net	$(35.3)	$(38.5)	$(105.1)	$(99.5)

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
During the nine months ended March 31, 2024 and for the fiscal year ended June 30, 2023, there were no acquisitions.
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
The following tables set forth the Company’s financial assets and liabilities at March 31, 2024 and June 30, 2023, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.8	$—	$—	$0.8
Other non-current assets:
Securities (a)	165.0	—	—	165.0
Derivative asset	—	44.1	—	44.1
Total assets as of March 31, 2024	$165.7	$44.1	$—	$209.8
Liabilities:
Contingent consideration obligations	—	—	7.7	7.7
Total liabilities as of March 31, 2024	$—	$—	$7.7	$7.7

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.7	$—	$—	$0.7
Other non-current assets:
Securities (a)	141.3	—	—	141.3
Derivative asset	—	66.7	—	66.7
Total assets as of June 30, 2023	$142.0	$66.7	$—	$208.7
Liabilities:
Contingent consideration obligations	—	—	12.0	12.0
Total liabilities as of June 30, 2023	$—	$—	$12.0	$12.0
_________
(a) Includes investments related to the Company’s Defined Benefit Pension Plans and Executive Retirement and Savings Plan (the “ERSP”).
In addition, the Company has non-marketable securities with a carrying amount of $55.6 million and $55.6 million as of March 31, 2024 and June 30, 2023, respectively, that are classified as Level 2 financial assets and included as part of Other non-current assets on the Condensed Consolidated Balance Sheets.
The following table sets forth an analysis of changes during the three and nine months ended March 31, 2024 and 2023, respectively, in Level 3 financial liabilities of the Company:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Beginning balance	$7.6	$12.0	$12.0	$12.9
Net increase in contingent consideration liability	—	—	0.8	(0.5)
Foreign currency impact on contingent consideration liability	0.1	—	—	(0.3)
Payments	—	—	(5.2)	—
Ending balance	$7.7	$12.0	$7.7	$12.0
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year.

NOTE 8. DEFERRED CLIENT CONVERSION AND START-UP COSTS
Deferred client conversion and start-up costs consisted of the following:

	March 31, 2024	June 30, 2023
	(in millions)
Deferred client conversion and start-up costs	$896.8	$925.4
Other start-up costs	8.4	11.5
Total	$905.2	$937.0
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
Deferred client conversion and start-up costs of $905.2 million as of March 31, 2024 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $896.8 million, as well as other start-up costs of $8.4 million. Deferred client conversion and start-up costs of $937.0 million as of June 30, 2023 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $925.4 million, as well as other start-up costs of $11.5 million.
The total amount of Deferred client conversion and start-up costs and Deferred sales commission costs amortized in Operating expenses during the three months ended March 31, 2024 and 2023, were $33.3 million and $23.6 million, respectively.
The total amount of Deferred client conversion and start-up costs and Deferred sales commission costs amortized in Operating expenses during the nine months ended March 31, 2024 and 2023, were $97.7 million and $71.5 million, respectively.
NOTE 9. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	March 31, 2024	June 30, 2023
	(in millions)
Long-term investments	$262.4	$241.9
ROU assets (a)	175.0	198.3
Contract assets (b)	128.1	109.1
Deferred sales commissions costs	112.1	114.1
Long-term broker fees	35.5	32.0
Deferred data center costs (c)	12.7	15.4
Other (d)	95.3	118.3
Total	$821.0	$829.2
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
(d) Includes $44.1 million and $66.7 million derivative assets as of March 31, 2024 and June 30, 2023, respectively, related to the Company’s cross-currency swap derivative contracts. Please refer to Note 15, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.

NOTE 10. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	March 31, 2024	June 30, 2023
	(in millions)
Accounts payable	$158.1	$157.3
Employee compensation and benefits	260.2	335.6
Accrued broker fees	99.9	148.0
Accrued dividend payable	94.4	85.6
Customer deposits	77.3	65.6
Business process outsourcing administration fees	57.8	61.7
Operating lease liabilities	36.6	40.9
Accrued taxes	45.7	69.7
Other	63.6	55.1
Total	$893.5	$1,019.5

Restructuring Charges

The total Employee compensation and benefits liability within the table above of $260.2 million and $335.6 million for March 31, 2024 and June 30, 2023, respectively, includes a restructuring liability of $2.7 million and $19.5 million as of March 31, 2024 and June 30, 2023, respectively.

During the fourth quarter of fiscal year 2023, Broadridge implemented a corporate restructuring initiative to exit and realign some of its businesses, streamline the Company’s management structure, reallocate work to lower cost locations, and reduce headcount in deprioritized areas (the “Corporate Restructuring Initiative”). The total estimated pre-tax costs for actions identified as part of the Corporate Restructuring Initiative are approximately $60.0 million to $75.0 million, of which $27.4 million has been incurred to date. In the fourth quarter of fiscal year 2023, this restructuring resulted in total charges of $20.4 million of severance costs recorded in Operating expenses. Severance costs incurred in the fourth quarter of fiscal year 2023 associated with the Corporate Restructuring Initiative were not reflected in segment profit and are recorded within the Other segment. During the third quarter of fiscal year 2024, as part of the Corporate Restructuring Initiative, the Company exited a business resulting in a $7.0 million asset impairment charge recorded in Cost of revenues. The asset impairment charge incurred during the third quarter of fiscal year 2024 was reflected in the GTO segment. The Company expects to incur the remaining charges for the Corporate Restructuring Initiative by the end of fiscal year 2024.

NOTE 11. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at March 31, 2024	Carrying value at March 31, 2024	Carrying value at June 30, 2023	Unused Available Capacity	Fair Value at March 31, 2024
			(in millions)
Current portion of long-term debt
Fiscal 2021 Term Loans (a)	May 2024	$—	$—	$1,178.5	$—	$—
Total		$—	$—	$1,178.5	$—	$—

Long-term debt, excluding current portion
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$30.0	$30.0	$—	$1,070.0	$30.0
Multicurrency tranche	April 2026	—	—	—	400.0	—
Total Revolving Credit Facility		$30.0	$30.0	$—	$1,470.0	$30.0

Fiscal 2024 Amended Term Loan (a)	August 2026	$1,250.0	$1,247.3	$—	$—	$1,250.0

Fiscal 2016 Senior Notes	June 2026	$500.0	$498.5	$498.0	$—	$480.7
Fiscal 2020 Senior Notes	December 2029	750.0	744.9	744.3	—	665.6
Fiscal 2021 Senior Notes	May 2031	1,000.0	993.2	992.5	—	842.6
Total Senior Notes		$2,250.0	$2,236.6	$2,234.7	$—	$1,988.8

Total long-term debt		$3,530.0	$3,513.9	$2,234.7	$1,470.0	$3,268.8

Total debt		$3,530.0	$3,513.9	$3,413.3	$1,470.0	$3,268.8
_________
(a) The Fiscal 2021 Term Loans were reclassified from Current portion of long-term debt to Long-term debt in the first quarter of fiscal year 2024 upon amendment of the loan, to reflect the remaining maturity of more than one year.

Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2024	2025	2026	2027	2028	Thereafter	Total
(in millions)	$—	$—	$530.0	$1,250.0	$—	$1,750.0	$3,530.0

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
The weighted-average interest rate on the Fiscal 2021 Revolving Credit Facility was 6.52% and 6.49% for the three and nine months ended March 31, 2024, and 5.51% and 4.65% for the three and nine months ended March 31, 2023, respectively. The fair value of the variable-rate Fiscal 2021 Revolving Credit Facility borrowings at March 31, 2024 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

Under the Fiscal 2021 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Swedish Kronor, and Yen bears interest at Adjusted Term SOFR, CDOR, EURIBOR, TIBOR and STIBOR, respectively, plus 1.100% per annum (subject to step-ups to 1.175% and step-downs to 0.805% based on public debt ratings) and revolving loans denominated in Sterling initially bear interest at SONIA plus 1.1326% per annum (subject to step-ups to 1.2076% and step-downs to 0.8376% based on ratings). The Fiscal 2021 Revolving Credit Facility also has an annual facility fee equal to 15.0 basis points on the entire facility (subject to step-ups to 20.0 basis points and step-downs to 7.0 basis points based on ratings). The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2021 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2021 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At March 31, 2024, the Company was in compliance with all covenants of the Fiscal 2021 Revolving Credit Facility.
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
The Company may voluntarily prepay the Fiscal 2024 Amended Term Loan in whole or in part and without premium or penalty. In the event of receipt of cash proceeds by the Company or its subsidiaries from certain incurrences of indebtedness, certain equity issuances, and certain sales, transfers or other dispositions of assets, the Company will be required to prepay the Fiscal 2024 Term Loan, subject to certain limitations and qualifications as set forth in the Amended and Restated Term Credit Agreement. The Amended and Restated Term Credit Agreement is subject to certain covenants, including a leverage ratio. At March 31, 2024, the Company was in compliance with all covenants of the Fiscal 2024 Amended Term Loan.
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of the Company’s assets. At March 31, 2024, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at March 31, 2024 and June 30, 2023 was $480.7 million and $471.4 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of the Company’s assets. At March 31, 2024, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at March 31, 2024 and June 30, 2023 was $665.6 million and $641.0 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2021 Senior Notes: In May 2021, the Company completed an offering of $1.0 billion in aggregate principal amount of senior notes (the “Fiscal 2021 Senior Notes”). The Fiscal 2021 Senior Notes will mature on May 1, 2031 and bear interest at a rate of 2.60% per annum. Interest on the Fiscal 2021 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Fiscal 2021 Senior Notes were issued at a price of 99.957% (effective yield to maturity of 2.605%). The indenture governing the Fiscal 2021 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of the Company’s assets. At March 31, 2024, the Company is in compliance with the covenants of the indenture governing the Fiscal 2021 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2021 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2021 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2021 Senior Notes at March 31, 2024 and June 30, 2023 was $842.6 million and $817.4 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2021 Revolving Credit Facility, Fiscal 2024 Amended Term Loan, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of March 31, 2024 and June 30, 2023, respectively, there were no outstanding borrowings under these lines of credit.
NOTE 12. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	March 31, 2024	June 30, 2023
	(in millions)
Post-employment retirement obligations	$209.5	$182.2
Operating lease liabilities	175.7	198.5
Non-current income taxes	58.6	52.4
Acquisition related contingencies	—	7.7
Other	54.6	35.2
Total	$498.4	$476.0

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

The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The Broadridge SORP and SERP are non-qualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $61.8 million at March 31, 2024 and $57.8 million at June 30, 2023 and are included in Other non-current assets in the accompanying Condensed Consolidated Balance Sheets. The SORP and the SERP had a total benefit obligation of $60.5 million at March 31, 2024 and $58.6 million at June 30, 2023 and are included in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 13. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended March 31, 2024 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at December 31, 2023	2,203,624	$121.53	944,285	$147.94	262,533	$159.13
Granted	286,327	198.30	11,608	192.57	—	—
Exercise of stock options (a)	(225,469)	106.71	—	—	—	—
Vesting of restricted stock units	—	—	(6,329)	144.53	—	—
Expired/forfeited	(4,026)	142.45	(4,586)	155.22	(1,719)	154.66
Balances at March 31, 2024 (b),(c)	2,260,456	$132.70	944,978	$148.47	260,814	$159.16
_________
(a)Stock options exercised during the period of January 1, 2024 through March 31, 2024 had an aggregate intrinsic value of $21.3 million.
(b)As of March 31, 2024, the Company’s outstanding vested and currently exercisable stock options using the March 31, 2024 closing stock price of $204.86 (approximately 1.4 million shares) had an aggregate intrinsic value of $124.2 million with a weighted-average exercise price of $112.88 and a weighted-average remaining contractual life of 5.5 years. The total of all stock options outstanding as of March 31, 2024 has a weighted-average remaining contractual life of 6.8 years.
(c)As of March 31, 2024, time-based restricted stock units and performance-based restricted stock units expected to vest using the March 31, 2024 closing stock price of $204.86 (approximately 0.9 million and 0.2 million shares, respectively) had an aggregate intrinsic value of $184.3 million and $48.1 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.

The activity related to the Company’s incentive equity awards for the nine months ended March 31, 2024 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2023	2,696,805	$116.46	731,327	$137.76	201,705	$153.42
Granted	311,804	196.50	276,186	171.45	92,905	168.95
Exercise of stock options (a)	(709,984)	98.42	—	—	—	—
Vesting of restricted stock units	—	—	(35,828)	105.91	(15,002)	150.02
Expired/forfeited	(38,169)	144.50	(26,707)	149.90	(18,794)	153.26
Balances at March 31, 2024	2,260,456	$132.70	944,978	$148.47	260,814	$159.16
_________
(a)Stock options exercised during the period of July 1, 2023 through March 31, 2024 had an aggregate intrinsic value of $64.3 million.
The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $20.2 million and $20.9 million, as well as related expected tax benefits of $3.8 million and $5.0 million were recognized for the three months ended March 31, 2024 and 2023, respectively. Stock-based compensation expense of $57.1 million and $57.4 million, as well as related expected tax benefits of $10.8 million and $13.3 million were recognized for the nine months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $21.7 million and $67.1 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.0 years and 2.0 years, respectively.
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
NOTE 14. INCOME TAXES

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Provision for income taxes	$52.9	$51.6	$92.3	$70.9
Effective tax rate	19.8%	20.6%	19.8%	18.8%
Excess tax benefits	$3.2	$0.3	$9.5	$7.5

The decrease in the effective tax rate for the three months ended March 31, 2024 was driven primarily by a higher excess tax benefit related to equity compensation, relative to pre-tax income as compared to the prior year period.
The increase in the effective tax rate for the nine months ended March 31, 2024 was driven by an increase in pre-tax income relative to total discrete tax benefits. The higher excess tax benefit related to equity compensation was offset by a decrease in other discrete tax benefits.

NOTE 15. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
The Company is a party to an Amended and Restated IT Services Agreement with Kyndryl, Inc. (“Kyndryl”), an entity formed by IBM’s spin-off of its managed infrastructure services business, under which Kyndryl provides certain aspects of the Company’s information technology infrastructure, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The Amended and Restated IT Services Agreement expires on June 30, 2027, however the Company may renew the agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended and Restated IT Services Agreement at March 31, 2024 are $91.6 million through June 30, 2027, the final year of the Amended and Restated IT Services Agreement.
The Company is a party to an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which Kyndryl operates, manages and supports the Company’s private cloud global distributed platforms and products, and operates and manages certain Company networks. The Private Cloud Agreement expires on March 31, 2030. Fixed minimum commitments remaining under the Private Cloud Agreement at March 31, 2024 are $128.8 million through March 31, 2030, the final year of the contract.
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at March 31, 2024 are $148.7 million through December 31, 2026.
Investments
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $35.0 million as of March 31, 2024, which represents the carrying value of the Company's investment.
In addition, as of March 31, 2024, the Company has a future commitment to fund $0.6 million to one of the Company’s other investees.
Software License Agreements
The Company has incurred the following expenses under software license agreements:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2022
	(in millions)
Software License Agreements	$35.3	$32.8	$100.6	$101.3
Fixed Operating Lease Cost
The Company has incurred the following fixed operating lease costs:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2022
	(in millions)
Fixed Operating Lease Cost	$9.7	$9.9	$29.8	$30.2

Litigation
Broadridge or its subsidiaries are subject to various claims and legal matters that arise in the normal course of business (referred to as “Litigation”). The Company establishes reserves for Litigation and other loss contingencies when it is both probable that a loss will occur, and the amount of such loss can reasonably be estimated. For certain Litigation matters for which the Company does not believe it probable that a loss will occur at this time, the Company is able to estimate a range of reasonably possible losses in excess of established reserves. Management currently estimates an aggregate range of reasonably possible losses for such matters of up to $25 million in excess of any established reserves. The Litigation matters underlying the estimated range will change from time to time, and it is reasonably possible that the actual results may vary significantly from this estimate. The Company’s management currently believes that resolution of any outstanding legal matters will not have a material adverse effect on the Company’s financial position or results of operations. However, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and results of operations in the period in which any such effects are recorded.
Plan Management Corp. Claim
Paramount Financial Communications, Inc. d/b/a Plan Management Corp. (“Plan Management”) and Jonathan Miller filed a complaint on January 28, 2015 in the United States District Court for the Eastern District of Pennsylvania. Plan Management claimed that Broadridge Investor Communication Solutions, Inc. (“BRICS”) breached a marketing agreement between BRICS and Plan Management (the “Marketing Agreement”) and Mr. Miller asserted a fraud claim. The case went to trial in the second fiscal quarter of the Company’s fiscal year 2023. The court dismissed Mr. Miller’s fraud claim and Plan Management’s breach of contract claim went to the jury. On December 7, 2022, the jury found that BRICS breached the Marketing Agreement and acted with gross negligence and willful misconduct. Plan Management filed a motion for post-judgment interest, and Mr. Miller has filed a motion for a new trial on his fraud claim. BRICS has filed post-trial motions to vacate or reduce the verdict. On July 26, 2023, the trial court vacated the damages award but not the liability finding. Mr. Miller’s motion for a new trial on the fraud claim was denied. Plan Management’s motion to award post-judgment interest was denied as moot. A new trial on damages was scheduled for March 4, 2024, however it has been rescheduled to July 29, 2024. In light of these post-trial rulings and the facts and circumstances of the case at this time, the Company does not believe that a material loss is probable in this matter.
Broadridge Customer Communications (“BRCC”) Machine Operator Claim
A law firm representing a machine operator currently employed by BRCC, a business within the ICS segment in Edgewood, New York sought compensation under the Fair Labor Standards Act and New York Labor Law on behalf of the machine operator and a proposed class of machine operators. During the third quarter of 2024, Broadridge agreed to settle the matter for $9.9 million and provided an incremental reserve of $8.2 million. The settlement is subject to final documentation and court approval.
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
In January 2022, the Company executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of its net investment in its subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At March 31, 2024, the Company’s position on the cross-currency swaps was an asset of $44.1 million, and is recorded as part of Other non-current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. The Company has elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in the Company’s Condensed Consolidated Statements of Earnings.

In May 2021, the Company settled a forward treasury lock agreement that was designated as a cash flow hedge, for a pre-tax loss of $11.0 million, after which the final settlement loss is being amortized into Interest expense, net ratably over the ten-year term of the Fiscal 2021 Senior Notes. The expected amount of the existing loss that will be amortized into earnings before income taxes within the next twelve months is approximately $1.1 million.
In the normal course of business, the Company enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect subsidiary, which is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At March 31, 2024, BBPO was in compliance with this net capital requirement.
In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At March 31, 2024, Matrix Trust Company was in compliance with its capital requirements.
NOTE 16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three and nine months ended March 31, 2024, and 2023, respectively:

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at December 31, 2023	$(339.4)	$(4.5)	$(6.1)	$(350.0)
Other comprehensive income before reclassifications	36.1	—	—	36.1
Amounts reclassified from accumulated other comprehensive income	—	0.1	0.2	0.3
Balances at March 31, 2024	$(303.2)	$(4.5)	$(5.9)	$(313.6)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2023	$(273.6)	$(4.6)	$(6.5)	$(284.7)
Other comprehensive loss before reclassifications	(29.7)	—	—	(29.7)
Amounts reclassified from accumulated other comprehensive income	—	0.2	0.6	0.8
Balances at March 31, 2024	$(303.2)	$(4.5)	$(5.9)	$(313.6)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at December 31, 2022	$(349.2)	$(4.8)	$(6.9)	$(361.0)
Other comprehensive income before reclassifications	76.6	—	—	76.6
Amounts reclassified from accumulated other comprehensive income	—	—	0.2	0.2
Balances at March 31, 2023	$(272.6)	$(4.8)	$(6.7)	$(284.2)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2022	$(214.1)	$(4.8)	$(7.4)	$(226.3)
Other comprehensive loss before reclassifications	(58.5)	—	—	(58.5)
Amounts reclassified from accumulated other comprehensive income	—	0.1	0.6	0.7
Balances at March 31, 2023	$(272.6)	$(4.8)	$(6.7)	$(284.2)
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
Segment results:

	Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Investor Communication Solutions	$1,301.4	$1,257.2	$3,329.6	$3,097.2
Global Technology and Operations	425.1	388.5	1,233.0	1,124.6
Total	$1,726.5	$1,645.7	$4,562.5	$4,221.9

	Earnings (Loss) before Income Taxes
	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Investor Communication Solutions	$270.3	$255.5	$481.4	$380.4
Global Technology and Operations	53.2	47.6	126.2	131.9
Other	(56.9)	(53.1)	(140.4)	(134.9)
Total	$266.7	$250.1	$467.2	$377.4

The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in millions)
Investor Communication Solutions	$11.4	$13.3	$34.2	$43.7
Global Technology and Operations	39.2	39.9	117.1	119.1
Total	$50.6	$53.3	$151.4	$162.8

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
The key performance indicators for the three and nine months ended March 31, 2024, and 2023, are as follows:

	Select Operating Metrics

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

Record Growth
Equity positions (Stock records)	5%	10%	6%	10%
Mutual fund/ETF positions (Interim records)	(1)%	6%	2%	8%

Internal Trade Growth	11%	1%	13%	4%

Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and nine months ended March 31, 2024 compared to the three and nine months ended March 31, 2023. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
“Litigation Settlement Charge” represents the reserve established during the third quarter of 2024 related to the settlement of a claim.
“Restructuring and Other Related Costs” represent costs associated with the Company’s Corporate Restructuring Initiative to exit and/or realign some of our businesses, streamline the Company’s management structure, reallocate work to lower cost locations, and reduce headcount in deprioritized areas.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the nine months ended March 31, 2024, mutual fund proxy revenues were 86% higher compared to the nine months ended March 31, 2023. During fiscal year 2023, mutual fund proxy revenues were 51% lower than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For the three and nine months ended March 31, 2024 and for the fiscal year ended June 30, 2023, we reported Closed sales net of a 5.0% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
Closed sales for the three months ended March 31, 2024 were $79.6 million, an increase of $18.0 million, or 29%, compared to $61.6 million for the three months ended March 31, 2023. Closed sales for the three months ended March 31, 2024 and March 31, 2023 are net of an allowance adjustment of $4.2 million and $3.2 million, respectively.
Closed sales for the nine months ended March 31, 2024 were $185.2 million, an increase of $29.2 million, or 19%, compared to $156.0 million for the nine months ended March 31, 2023. Closed sales for the nine months ended March 31, 2024 and March 31, 2023 are net of an allowance adjustment of $9.7 million and $8.2 million, respectively.

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
Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended March 31, 2024 and 2023, and the dollar and percentage changes between periods:

	Three Months Ended March 31,
			Change
	2024	2023	$	%
	(in millions, except per share amounts)
Revenues	$1,726.5	$1,645.7	$80.8	5
Cost of revenues	1,187.3	1,137.7	49.6	4
Selling, general and administrative expenses	236.2	221.2	15.0	7
Total operating expenses	1,423.6	1,358.9	64.7	5

Operating income	302.9	286.8	16.1	6
Margin	17.5%	17.4%
Interest expense, net	(35.3)	(38.5)	3.2	(8)
Other non-operating income (expenses), net	(0.9)	1.8	(2.7)	(150)
Earnings before income taxes	266.7	250.1	16.5	7
Provision for income taxes	52.9	51.6	1.3	3
Effective tax rate	19.8%	20.6%
Net earnings	$213.7	$198.5	$15.2	8
Basic earnings per share	$1.81	$1.69	$0.12	7
Diluted earnings per share	$1.79	$1.67	$0.12	7

Weighted-average shares outstanding:
Basic	117.8	117.7
Diluted	119.4	119.1

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended March 31, 2024 and 2023, and the dollar and percentage changes between periods:

	Three Months Ended March 31,
			Change
	2024	2023	$	%
	($ in millions)
Recurring revenues	$1,126.2	$1,082.0	$44.2	4
Event-driven revenues	67.0	51.8	15.2	29
Distribution revenues	533.3	511.9	21.3	4
Total	$1,726.5	$1,645.7	$80.8	5

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	3pts	1pt	0pts	0pts	4%
Revenues increased $80.8 million, or 5%, to $1,726.5 million from $1,645.7 million.
•Recurring revenues increased $44.2 million, or 4%, to $1,126.2 million. Recurring revenue growth constant currency (Non-GAAP) was 4%, all organic, driven by Net New Business and Internal Growth in GTO and ICS.
•Event-driven revenues increased $15.2 million, or 29%, driven by equity proxy contests in the quarter.
•Distribution revenues increased $21.3 million, or 4%, driven by the postage rate increase of approximately $29.5 million offset by lower communications volumes.
Total operating expenses. Operating expenses increased $64.7 million, or 5%, to $1,423.6 million from $1,358.9 million:
•Cost of revenues increased $49.6 million, or 4%, primarily reflecting the impact of higher amortization expense in our GTO segment of $16.0 million and higher postage and distribution expenses in our ICS segment of $13.2 million and an increase in other revenue related expenses.
•Selling, general and administrative expenses increased $15.0 million, or 7%, primarily driven by higher compensation related expenses of $12.9 million.
Interest expense, net. Interest expense, net was $35.3 million, a decrease of $3.2 million, from $38.5 million for the three months ended March 31, 2023. The decrease of $3.2 million was primarily due to a decrease in average borrowings, partially offset by an increase in interest expense from higher borrowing costs.
Other non-operating expenses, net. Other non-operating expenses, net for the three months ended March 31, 2024 was $0.9 million, compared to Other non-operating income of $1.8 million for the three months ended March 31, 2023. The increased expense of $2.7 million was primarily driven by higher net gains on investments associated with our retirement plans and other investments in the prior year period.
Provision for income taxes.
•Effective tax rate for the three months ended March 31, 2024: 19.8%
•Effective tax rate for the three months ended March 31, 2023: 20.6%
The decrease in the effective tax rate for the three months ended March 31, 2024 was primarily driven by a higher excess tax benefit related to equity compensation, relative to pre-tax income, as compared to the prior year period.

Nine Months Ended March 31, 2024 versus Nine Months Ended March 31, 2023
The table below presents Condensed Consolidated Statements of Earnings data for the nine months ended March 31, 2024 and 2023, and the dollar and percentage changes between periods:

	Nine Months Ended March 31,
			Change
	2024	2023	$	%
	(in millions, except per share amounts)
Revenues	$4,562.5	$4,221.9	$340.6	8
Cost of revenues	3,319.8	3,116.4	203.4	7
Selling, general and administrative expenses	667.0	623.3	43.7	7
Total operating expenses	3,986.8	3,739.7	247.1	7

Operating income	575.7	482.2	93.5	19
Margin	12.6%	11.4%
Interest expense, net	(105.1)	(99.5)	(5.5)	6
Other non-operating expenses, net	(3.5)	(5.3)	1.8	(34)
Earnings before income taxes	467.2	377.4	89.8	24
Provision for income taxes	92.3	70.9	21.4	30
Effective tax rate	19.8%	18.8%
Net earnings	$374.9	$306.5	$68.4	22
Basic earnings per share	$3.18	$2.61	$0.57	22
Diluted earnings per share	$3.14	$2.58	$0.56	22

Weighted-average shares outstanding:
Basic	117.8	117.6
Diluted	119.2	118.9

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the nine months ended March 31, 2024 and 2023, and the dollar and percentage changes between periods:

	Nine Months Ended March 31,
			Change
	2024	2023	$	%
	($ in millions)
Recurring revenues	$2,896.2	$2,728.2	$168.0	6
Event-driven revenues	209.2	152.1	57.1	38
Distribution revenues	1,457.2	1,341.6	115.5	9
Total	$4,562.5	$4,221.9	$340.6	8

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	2pts	0pts	0pts	6%
Revenues increased $340.6 million, or 8%, to $4,562.5 million from $4,221.9 million.
•Recurring revenues increased $168.0 million, or 6%, to $2,896.2 million. Recurring revenue growth constant currency (Non-GAAP) was 6%, all organic, driven by Net New Business and Internal Growth in GTO and ICS.
•Event-driven revenues increased $57.1 million, or 38%, driven by higher mutual fund proxy, equity proxy contests and corporate action activity.
•Distribution revenues increased $115.5 million, or 9%, driven by the postage rate increase of approximately $84.7 million as well as higher event-driven mailings.
Total operating expenses. Operating expenses increased $247.1 million, or 7%, to $3,986.8 million from $3,739.7 million:
•Cost of revenues increased $203.4 million, or 7%, primarily reflecting the impact of higher postage and distribution expenses in our ICS segment of $98.2 million and higher amortization expense in our GTO segment of $46.2 million.
•Selling, general and administrative expenses increased $43.7 million, or 7%, primarily driven by higher compensation related expenses of $42.9 million.
Interest expense, net. Interest expense, net was $105.1 million, an increase of $5.5 million, from $99.5 million for the nine months ended March 31, 2023. The increase of $5.5 million was due to an increase in interest expense from higher borrowing costs, partially offset by a decrease in average borrowings.
Other non-operating expenses, net. Other non-operating expenses, net for the nine months ended March 31, 2024 was $3.5 million, compared to $5.3 million for the nine months ended March 31, 2023. The decreased expense of $1.8 million was primarily driven by improved performance on investments associated with our retirement plans and other investments compared to the prior year period.
Provision for income taxes.
•Effective tax rate for the nine months ended March 31, 2024: 19.8%
•Effective tax rate for the nine months ended March 31, 2023: 18.8%
The increase in the effective tax rate for the nine months ended March 31, 2024 was driven by an increase in pre-tax income relative to total discrete tax benefits. The higher excess tax benefit related to equity compensation was offset by a decrease in other discrete tax benefits.

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
Revenues

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$1,301.4	$1,257.2	$44.2	4	$3,329.6	$3,097.2	$232.3	8
Global Technology and Operations	425.1	388.5	36.6	9	1,233.0	1,124.6	108.3	10
Total	$1,726.5	$1,645.7	$80.8	5	$4,562.5	$4,221.9	$340.6	8
Earnings Before Income Taxes

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$270.3	$255.5	$14.8	6	$481.4	$380.4	$101.0	27
Global Technology and Operations	53.2	47.6	5.6	12	126.2	131.9	(5.7)	(4)
Other	(56.9)	(53.1)	(3.8)	7	(140.4)	(134.9)	(5.5)	4
Total	$266.7	$250.1	$16.5	7	$467.2	$377.4	$89.8	24
The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$11.4	$13.3	$(1.9)	(14)	$34.2	$43.7	$(9.5)	(22)
Global Technology and Operations	39.2	39.9	(0.7)	(2)	117.1	119.1	(1.9)	(2)
Total	$50.6	$53.3	$(2.6)	(5)	$151.4	$162.8	$(11.4)	(7)

Investor Communication Solutions
Revenues for the three months ended March 31, 2024 increased $44.2 million to $1,301.4 million from $1,257.2 million, and earnings before income taxes increased $14.8 million to $270.3 million from $255.5 million.
Revenues for the nine months ended March 31, 2024 increased $232.3 million to $3,329.6 million from $3,097.2 million, and earnings before income taxes increased $101.0 million to $481.4 million from $380.4 million.

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions)				($ in millions)
Revenues
Recurring revenues	$701.1	$693.5	$7.6	1	$1,663.2	$1,603.5	$59.7	4
Event-driven revenues	67.0	51.8	15.2	29	209.2	152.1	57.1	38
Distribution revenues	533.3	511.9	21.3	4	1,457.2	1,341.6	115.5	9
Total	$1,301.4	$1,257.2	$44.2	4	$3,329.6	$3,097.2	$232.3	8

Earnings Before Income Taxes
Earnings before income taxes	$270.3	$255.5	$14.8	6	$481.4	$380.4	$101.0	27
Pre-tax Margin	20.8%	20.3%			14.5%	12.3%

	Three Months Ended March 31, 2024
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	3pts	-2pts	0pts	0pts	1%

	Nine Months Ended March 31, 2024
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	3pts	1pt	0pts	0pts	4%
For the three months ended March 31, 2024:
•Recurring revenues increased $7.6 million, or 1%, to $701.1 million. Recurring revenue growth constant currency (Non-GAAP) was 1%, all organic, driven by Net New Business partially offset by Internal Growth. Internal Growth was negatively impacted by the timing of equity proxy and mutual fund regulatory communications.
•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Regulatory was essentially flat. The positive impact of equity position growth of 5% was offset by a delay in proxy communications, which shifted a portion of those communications into the fiscal fourth quarter. Mutual fund/ETF position growth was (1)%.
◦Data-driven fund solutions rose 4% and 4%, respectively, driven primarily by growth in our retirement and workplace products.
◦Issuer rose 3% and 3%, respectively, driven by growth in disclosure solutions.
◦Customer communications rose 1% and 1%, respectively, as growth in digital communications was partially offset by slower growth in print revenues.
•Event-driven revenues increased $15.2 million, or 29%, driven by equity proxy contests in the quarter.
•Distribution revenues increased $21.3 million, or 4%, driven by the postage rate increase of approximately $29.5 million, offset by lower communications volumes.

•Earnings before income taxes increased $14.8 million, or 6%, to $270.3 million, primarily from higher Event-driven and Recurring revenue. Operating expenses rose 3%, or $29.3 million, to $1,031.0 million driven by higher distribution and other segment expenses. Pre-tax margins increased by 0.5% to 20.8% from 20.3% in the prior period.
For the nine months ended March 31, 2024:
•Recurring revenues increased $59.7 million, or 4%, to $1,663.2 million. Recurring revenue growth constant currency (Non-GAAP) was 4%, all organic, driven primarily by Net New Business and Internal Growth. Internal Growth was negatively impacted by the timing of equity proxy communications.
•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Regulatory rose 3% and 3%, respectively. The positive impact of equity position growth of 6% was offset by a delay in proxy communications, which shifted a portion of those communications into the fiscal fourth quarter. Mutual fund/ETF position growth was 2%.
◦Data-driven fund solutions rose 8% and 7% respectively, driven by growth in our retirement and workplace products.
◦Issuer rose 10% and 10%, respectively, driven by growth in our registered shareholder solutions and disclosure solutions.
◦Customer communications rose 1% and 1%, respectively, driven by growth in digital communications, partially offset by a modest decline in print revenue.
•Event-driven revenues increased $57.1 million, or 38%, driven by higher mutual fund proxy, equity proxy contests and corporate action activity.
•Distribution revenues increased $115.5 million, or 9%, driven by the postage rate increase of approximately $84.7 million as well as higher event-driven mailings.
•Earnings before income taxes increased $101.0 million, or 27%, to $481.4 million, primarily from higher Recurring revenue and higher event-driven revenue. Operating expenses rose 5%, or $131.4 million, to $2,848.2 million primarily driven by higher distribution expenses. Pre-tax margins increased by 2.2% to 14.5% from 12.3% in the prior period.

Global Technology and Operations
Revenues for the three months ended March 31, 2024 increased $36.6 million to $425.1 million from $388.5 million, and earnings before income taxes increased $5.6 million to $53.2 million from $47.6 million.
Revenues for the nine months ended March 31, 2024 increased $108.3 million to $1,233.0 million from $1,124.6 million, and earnings before income taxes decreased $5.7 million to $126.2 million from $131.9 million.

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions)				($ in millions)
Revenues
Recurring revenues	$425.1	$388.5	$36.6	9	$1,233.0	$1,124.6	$108.3	10

Earnings Before Income Taxes
Earnings before income taxes	$53.2	$47.6	$5.6	12	$126.2	$131.9	$(5.7)	(4)
Pre-tax Margin	12.5%	12.3%			10.2%	11.7%

	Three Months Ended March 31, 2024
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	3pts	6pts	0pts	0pts	9%

	Nine Months Ended March 31, 2024
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	5pts	4pts	0pts	1pt	10%

For the three months ended March 31, 2024:
•Recurring revenues increased $36.6 million, or 9%, to $425.1 million. Recurring revenue growth constant currency (Non-GAAP) was 9%, all organic, driven by Internal Growth and Net New Business.
•By product line, Recurring revenue growth and the corresponding Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Capital Markets rose 8% and 8%, respectively, driven by Net New Business and Internal Growth. Internal Growth was driven primarily by software term license revenue and higher trading volumes.
◦Wealth and Investment Management rose 12% and 11%, respectively, driven primarily by Internal Growth from software term license revenue. Net New Business was flat as strong sales were offset by client losses.
•Earnings before income taxes increased $5.6 million. Pre-tax margins increased by 0.2 percentage points to 12.5% from 12.3% as higher revenues more than offset higher expenses, including an increase in amortization and depreciation expenses of $16.0 million.
For the nine months ended March 31, 2024:
•Recurring revenues increased $108.3 million, or 10%, to $1,233.0 million. Recurring revenue growth constant currency (Non-GAAP) was 9%, all organic, driven by Net New Business and Internal Growth.
•By product line, Recurring revenue growth and the corresponding Recurring revenue growth constant currency (Non-GAAP) were as follows:

◦Capital Markets rose 10% and 9%, respectively, driven by Net New Business and Internal Growth, which benefited from higher trading volumes.
◦Wealth and Investment Management rose 9% and 10%, respectively, driven primarily by Net New Business and Internal Growth.
•Earnings before income taxes decreased $5.7 million. Pre-tax margins decreased by 1.5 percentage points to 10.2% from 11.7% as higher revenues were more than offset by higher expenses, including an increase in amortization and depreciation expenses of $46.2 million.
Other
Loss before income taxes was $56.9 million for the three months ended March 31, 2024, an increase of $3.8 million compared to $53.1 million for the three months ended March 31, 2023.
•The increased loss before income taxes was primarily due to a Litigation Settlement Charge of $8.2 million partially offset by lower compensation and other selling, general and administrative expenses and the absence of Russia-Related Exit Costs of $1.5 million.
Loss before income taxes was $140.4 million for the nine months ended March 31, 2024, an increase of $5.5 million compared to $134.9 million for the nine months ended March 31, 2023.
•The increased loss before income taxes was primarily due to a Litigation Settlement Charge of $8.2 million, an increase in Interest expense, net of $5.5 million, partially offset by the absence of Russia-Related Exit Costs of $10.8 million.
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
Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Earnings and Adjusted Earnings Per Share
These Non-GAAP measures are adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items, the exclusion of which management believes provides insight regarding our ongoing operating performance. Depending on the period presented, these adjusted measures exclude the impact of certain of the following items: (i) Amortization of Acquired Intangibles and Purchased Intellectual Property, (ii) Acquisition and Integration Costs, (iii) Russia-Related Exit Costs, (iv) Litigation Settlement Charge, and (v) Restructuring and Other Related Costs. Amortization of Acquired Intangibles and Purchased Intellectual Property represents non-cash amortization expenses associated with the Company’s acquisition activities. Acquisition and Integration Costs represent certain transaction and integration costs associated with the Company’s acquisition activities. Russia-Related Exit Costs are direct and incremental costs associated with the Company’s wind down of business activities in Russia in response to Russia’s invasion of Ukraine, including relocation-related expenses of impacted associates. Litigation Settlement Charge represents the reserve established during the third quarter of 2024 related to the settlement of a claim. Refer to Note 15, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for further details. Restructuring and Other Related Costs represent costs associated with the Company’s Corporate Restructuring Initiative to exit and/or realign some of our businesses, streamline the Company’s management structure, reallocate work to lower cost locations, and reduce headcount in deprioritized areas. Refer to Note 10, “Payables and Accrued Expenses” for further details on the Company’s Corporate Restructuring Initiative.

We exclude Acquisition and Integration Costs, Russia-Related Exit Costs, Litigation Settlement Charge, and Restructuring and Other Related Costs from our Adjusted Operating income (as applicable) and other adjusted earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and enhances comparability across fiscal reporting periods, as these items are not reflective of our underlying operations or performance. We also exclude the impact of Amortization of Acquired Intangibles and Purchased Intellectual Property, as these non-cash amounts are significantly impacted by the timing and size of individual acquisitions and do not factor into the Company's capital allocation decisions, management compensation metrics or multi-year objectives. Furthermore, management believes that this adjustment enables better comparison of our results as Amortization of Acquired Intangibles and Purchased Intellectual Property will not recur in future periods once such intangible assets have been fully amortized. Although we exclude Amortization of Acquired Intangibles and Purchased Intellectual Property from our adjusted earnings measures, our management believes that it is important for investors to understand that these intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets.
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

Reconciliation of Non-GAAP measures to the most directly comparable GAAP measures (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in millions)		(in millions)
Operating income (GAAP)	$302.9	$286.8	$575.7	$482.2
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	50.6	53.3	151.4	162.8
Acquisition and Integration Costs	0.8	3.3	1.0	11.0
Russia-Related Exit Costs (a)	—	1.5	—	12.0
Litigation Settlement Charge	8.2	—	8.2	—
Restructuring and Other Related Costs (b)	7.0	—	7.0	—
Adjusted Operating income (Non-GAAP)	$369.5	$344.8	$743.3	$668.0
Operating income margin (GAAP)	17.5%	17.4%	12.6%	11.4%
Adjusted Operating income margin (Non-GAAP)	21.4%	21.0%	16.3%	15.8%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in millions)		(in millions)
Net earnings (GAAP)	$213.7	$198.5	$374.9	$306.5
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	50.6	53.3	151.4	162.8
Acquisition and Integration Costs	0.8	3.3	1.0	11.0
Russia-Related Exit Costs (a)	—	1.5	—	10.8
Litigation Settlement Charge	8.2	—	8.2	—
Restructuring and Other Related Costs (b)	7.0	—	7.0	—
Subtotal of adjustments	66.6	58.0	167.6	184.6
Tax impact of adjustments (c)	(13.5)	(12.0)	(36.5)	(38.4)
Adjusted Net earnings (Non-GAAP)	$266.8	$244.5	$506.0	$452.7

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Diluted earnings per share (GAAP)	$1.79	$1.67	$3.14	$2.58
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.42	0.45	1.27	1.37
Acquisition and Integration Costs	0.01	0.03	0.01	0.09
Russia-Related Exit Costs	—	0.01	—	0.09
Litigation Settlement Charge	0.07	—	0.07	—
Restructuring and Other Related Costs (b)	0.06	—	0.06	—
Subtotal of adjustments	0.56	0.49	1.41	1.55
Tax impact of adjustments (c)	(0.11)	(0.10)	(0.31)	(0.32)
Adjusted earnings per share (Non-GAAP)	$2.23	$2.05	$4.24	$3.81

(a) Russia-Related Exit Costs were $1.5 million for the three months ended March 31, 2023. For the nine months ended March 31, 2023, Russia-Related Exit Costs were $10.8 million, comprised of $12.0 million of operating expenses, offset by a gain of $1.2 million in non-operating income.
(b) During the third quarter of fiscal year 2024, the Company exited a business resulting in a $7.0 million asset impairment charge in connection with the Corporate Restructuring Initiative.
(c) Calculated using the GAAP effective tax rate, adjusted to exclude $3.2 million and $9.5 million of excess tax benefits associated with stock-based compensation for the three and nine months ended March 31, 2024, respectively, and $0.3 million and $7.5 million of excess tax benefits associated with stock-based compensation for the three and nine months ended March 31, 2023, respectively. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Nine Months Ended March 31,
	2024	2023
	(in millions)
Net cash flows from operating activities (GAAP)	$335.2	$94.1
Capital expenditures and Software purchases and capitalized internal use software	(76.6)	(46.8)
Free cash flow (Non-GAAP)	$258.6	$47.3

	Three Months Ended March 31, 2024

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	—%	4%	3%	1%	1%
Impact of foreign currency exchange	—%	—%	—%	—%	—%
Recurring revenue growth constant currency (Non-GAAP)	—%	4%	3%	1%	1%

	Three Months Ended March 31, 2024

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	8%	12%	9%
Impact of foreign currency exchange	1%	—%	—%
Recurring revenue growth constant currency (Non-GAAP)	8%	11%	9%

Three Months Ended March 31, 2024

Consolidated	Total
Recurring revenue growth (GAAP)	4%
Impact of foreign currency exchange	—%
Recurring revenue growth constant currency (Non-GAAP)	4%

	Nine Months Ended March 31, 2024

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	3%	8%	10%	1%	4%
Impact of foreign currency exchange	—%	(1%)	—%	—%	—%
Recurring revenue growth constant currency (Non-GAAP)	3%	7%	10%	1%	4%

	Nine Months Ended March 31, 2024

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	10%	9%	10%
Impact of foreign currency exchange	(1%)	—%	(1%)
Recurring revenue growth constant currency (Non-GAAP)	9%	10%	9%

Nine Months Ended March 31, 2024

Consolidated	Total
Recurring revenue growth (GAAP)	6%
Impact of foreign currency exchange	—%
Recurring revenue growth constant currency (Non-GAAP)	6%
Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	March 31, 2024	June 30, 2023
	(in millions)
Cash and cash equivalents:
Domestic cash	$64.1	$46.1
Cash held by foreign subsidiaries	122.6	141.7
Cash held by regulated entities	48.9	64.5
Total cash and cash equivalents	$235.6	$252.3

At March 31, 2024, Cash and cash equivalents were $235.6 million and Total stockholders’ equity was $2,267.2 million. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
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

However, while we may do so at a future date, the Company does not need to repatriate future foreign earnings to fund U.S. operations.
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at March 31, 2024	Carrying value at March 31, 2024	Carrying value at June 30, 2023	Unused Available Capacity	Fair Value at March 31, 2024
			(in millions)
Current portion of long-term debt
Fiscal 2021 Term Loans (a)	May 2024	$—	$—	$1,178.5	$—	$—
Total		$—	$—	$1,178.5	$—	$—

Long-term debt, excluding current portion
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$30.0	$30.0	$—	$1,070.0	$30.0
Multicurrency tranche	April 2026	—	—	—	400.0	—
Total Revolving Credit Facility		$30.0	$30.0	$—	$1,470.0	$30.0

Fiscal 2024 Amended Term Loan (a)	August 2026	$1,250.0	$1,247.3	$—	$—	$1,250.0

Fiscal 2016 Senior Notes	June 2026	$500.0	$498.5	$498.0	$—	$480.7
Fiscal 2020 Senior Notes	December 2029	750.0	744.9	744.3	—	665.6
Fiscal 2021 Senior Notes	May 2031	1,000.0	993.2	992.5	—	842.6
Total Senior Notes		$2,250.0	$2,236.6	$2,234.7	$—	$1,988.8

Total long-term debt		$3,530.0	$3,513.9	$2,234.7	$1,470.0	$3,268.8

Total debt		$3,530.0	$3,513.9	$3,413.3	$1,470.0	$3,268.8
_________
(a)The Fiscal 2021 Term Loans were reclassified from Current portion of long-term debt to Long-term debt in the first quarter of fiscal year 2024 upon amendment of the loan, to reflect the remaining maturity of more than one year.
Future principal payments on our outstanding debt are as follows:

Years ending June 30,	2024	2025	2026	2027	2028	Thereafter	Total
(In millions)	$—	$—	$530.0	$1,250.0	$—	$1,750.0	$3,530.0

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
Cash Flows

	Nine Months Ended March 31,
			Change
	2024	2023	$
	(in millions)
Net cash flows from operating activities	$335.2	$94.1	$241.1
Net cash flows from investing activities	(76.6)	(49.1)	(27.5)
Net cash flows from financing activities	(275.1)	63.3	(338.4)
Effect of exchange rate changes on Cash and cash equivalents	(0.2)	(1.4)	1.2
Net change in Cash and cash equivalents	$(16.7)	$106.9	$(123.6)

Free cash flow:
Net cash flows from operating activities (GAAP)	$335.2	$94.1	$241.1
Capital expenditures and Software purchases and capitalized internal use software	(76.6)	(46.8)	(29.8)
Free cash flow (Non-GAAP)	$258.6	$47.3	$211.3

The increase in cash from operating activities of $241.1 million in the nine months ended March 31, 2024, as compared to the nine months ended March 31, 2023, was primarily due to a decrease in cash used for gross client-related platform implementation and development of $263.2 million included in the change in Other non-current assets, an increase in Net earnings of $68.4 million, and a decrease in cash payments related to accrued expenses and accounts payable of $58.7 million included in the change in Payables and accrued expenses. This was partially offset by a decrease in cash collections of advanced client billings of $87.7 million included in the change in Other non-current liabilities and an increase in cash payments for income taxes of $79.1 million, primarily related to the decrease in deductible client-related platform implementation and development spend, and the increase in pre-tax income relative to the prior year.
The decrease in cash from investing activities of $27.5 million in the nine months ended March 31, 2024, as compared to the nine months ended March 31, 2023, was primarily driven by higher capital expenditures of $18.2 million.
The decrease in cash from financing activities of $338.4 million in the nine months ended March 31, 2024, as compared to the nine months ended March 31, 2023, primarily reflects a decrease in net borrowings of $180.0 million and an increase in cash used for stock buybacks of $150.0 million.
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
Contractual Obligations
Data Center Agreements
The Company is a party to an Amended and Restated IT Services Agreement with Kyndryl, Inc. (“Kyndryl”), an entity formed by IBM’s spin-off of its managed infrastructure services business, under which Kyndryl provides certain aspects of the Company’s information technology infrastructure, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The Amended and Restated IT Services Agreement expires on June 30, 2027, however the Company may renew the agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended and Restated IT Services Agreement at March 31, 2024 are $91.6 million through June 30, 2027, the final year of the Amended and Restated IT Services Agreement.
The Company is a party to an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which Kyndryl operates, manages and supports the Company’s private cloud global distributed platforms and products, and operates and manages certain Company networks. The Private Cloud Agreement expires on March 31, 2030. Fixed minimum commitments remaining under the Private Cloud Agreement at March 31, 2024 are $128.8 million through March 31, 2030, the final year of the contract.
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at March 31, 2024 are $148.7 million through December 31, 2026.
Other
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $35.0 million as of March 31, 2024, which represents the carrying value of the Company's investments.
In addition, as of March 31, 2024, the Company has a future commitment to fund $0.6 million to one of the Company’s other investees.

Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at March 31, 2024.
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
In January 2022, we executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of our net investment in our subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of our U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At March 31, 2024, our position on the cross-currency swaps was an asset of $44.1 million, and is recorded as part of Other non-current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. We have elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in our Condensed Consolidated Statements of Earnings.
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
Item 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. The Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2024 were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our third fiscal quarter ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2024 - January 31, 2024	36	$205.75	—	8,755,125
February 1, 2024 - February 29, 2024	673	198.61	—	8,755,125
March 1, 2024 - March 31, 2024	702	203.30	—	8,755,125
Total	1,411	$201.12	—
_____________
(1)Represents shares purchased from employees to pay taxes related to the vesting of stock-based compensation awards.
(2)During the fiscal quarter ended March 31, 2024, the Company did not repurchase shares of common stock under its share repurchase program. At March 31, 2024, the Company had 8.8 million shares available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and nine months ended March 31, 2024 and 2023, (ii) condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2024 and 2023, (iii) condensed consolidated balance sheets as of March 31, 2024 and June 30, 2023, (iv) condensed consolidated statements of cash flows for the nine months ended March 31, 2024 and 2023, (v) condensed consolidated statements of stockholders’ equity for the three and nine months ended March 31, 2024 and 2023, and (vi) the notes to the condensed consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: May 8, 2024	By:	/s/ Edmund L. Reese
Edmund L. Reese
Corporate Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)