Form 10-K
period 2024-06-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2024-08-06
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value, as of December 31, 2023, of common stock held by non-affiliates of the registrant was $24,045,781,479.

As of August 1, 2024, there were 116,708,830 shares of the registrant’s common stock outstanding (excluding 37,752,297 shares held in treasury), par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of June 30, 2024 are incorporated by reference into Part III.

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

ITEM 1.    Business
The Broadridge Business
Broadridge, a Delaware corporation and a part of the S&P 500® Index (“S&P”), is a global financial technology leader powering investing, corporate governance, and communications. We deliver technology-driven solutions to banks, broker-dealers, asset and wealth managers, public companies, investors, and mutual funds, that enable our clients to operate, innovate and grow. Our trusted expertise and transformative technology provide the infrastructure and data to help improve our clients’ business performance and operational efficiency and modernize the investor experience.
We operate our business in two reportable segments: Investor Communication Solutions and Global Technology and Operations.
Investor Communication Solutions
Our Regulatory Solutions, Data-Driven Fund Solutions, Corporate Issuer Solutions, and Customer Communications Solutions are provided as part of the Investor Communication Solutions segment. The Investor Communication Solutions segment is the larger of our two business segments and its revenues represented approximately 75% and 75% of our total Revenues in fiscal years 2024 and 2023, respectively, including the foreign exchange impact from revenues generated in currencies other than the United States of America (“U.S.”) dollar. See “Analysis of Reportable Segments — Revenues” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We provide the following services and solutions through our Investor Communication Solutions segment:
Regulatory Solutions
We handle the entire proxy materials distribution and voting process for our bank, broker-dealer, corporate issuer and fund clients. We offer electronic and traditional hard copy services for the delivery of proxy materials to investors and collection of consents; maintenance of a rules engine and database that contains the delivery method preferences of our clients’ customers; posting of documents on their websites; email notification to investors alerting them that proxy materials are available; and proxy voting via paper, telephone, online or mobile app. We have the ability to combine stockholder communications for multiple stockholders residing at the same address which we accomplish by having ascertained the delivery preferences of investors. We also offer proxy vote solicitation services for the registered clients of fund companies, efficiently managing the entire proxy campaign. In addition, we provide a complete outsourced solution for the processing of all international institutional and retail proxies, including shareholder disclosure management.
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

Given the large number of Nominees involved in the beneficial proxy process resulting from the large number of beneficial shareholders, we play a unique, central, and integral role in ensuring that the beneficial proxy process occurs without issue for Nominees, companies, funds, and investors. A large number of Nominees have contracted out the processes of distributing proxy materials and tabulating voting instructions to us. Nominees accomplish this by entering into agreements with Broadridge and transferring to us via powers of attorney the authority to execute a proxy, which authority the Nominee receives from the DTCC via an omnibus proxy. Through our agreements with Nominees for the provision of beneficial proxy services, we take on the responsibility of ensuring that the account holders of Nominees receive proxy materials on a timely basis digitally or in print, that their voting instructions are conveyed to the companies and funds conducting solicitations and that these services are fulfilled in accordance with the requirements of their particular solicitation. In order for us to provide the beneficial proxy services effectively, we interface and coordinate directly with each company and/or fund to ensure that the services are performed in an accurate and timely manner. As it would increase the costs for companies and funds to work with all of the Nominees through which their shares are held beneficially, companies and funds work with us for the performance of all the tasks and processes necessary to ensure that proxy materials are distributed on a timely basis to all beneficial owners and that their votes are accurately reported.
The SEC’s rules require public companies to reimburse Nominees for the expense of distributing stockholder communications to beneficial owners of securities held in street name. The reimbursement rates are set forth in the rules of self-regulatory organizations (“SROs”), including the New York Stock Exchange (“NYSE”). We bill public companies for the proxy services performed, collect the fees, and remit to the Nominee its portion of the fees. In addition, the NYSE rules establish fees for certain services provided by intermediaries such as Broadridge in the proxy process. The preparation and delivery of NOBO information is subject to reimbursement by the corporate issuers requesting the information. The reimbursement rates are based on the number of NOBOs produced pursuant to NYSE or other SRO rules. The rules also determine the fees to be paid to third-party intermediaries, such as Broadridge, who compile the NOBO information on behalf of Nominees who need to respond to corporate issuer requests for NOBO information.
We provide institutional investors with a suite of services to manage and track the entire proxy voting process, including meeting their reporting needs. ProxyEdge® (“ProxyEdge”) is our innovative electronic proxy delivery and voting solution for institutional investors and financial advisors that integrates ballots for positions held across multiple custodians and presents them under a single proxy. Voting can be instructed for the entire position, by account vote group, or on an individual account basis either manually or automatically based on the recommendations of participating governance research providers. ProxyEdge also provides for client reporting and regulatory reporting. ProxyEdge can be utilized for meetings of U.S. and Canadian companies and for meetings in many non-North American countries based on the holdings of our global custodian clients. ProxyEdge is offered in several languages and there are currently over 7,000 ProxyEdge users worldwide.
In addition to our proxy services, we provide regulatory communications solutions that enable global asset managers to communicate with large audiences of investors efficiently and reliably by centralizing all investor communications through one resource. We provide composition, printing, filing, and distribution services for regulatory reports, prospectuses, and proxy materials, as well as mutual fund proxy solicitation services. We manage the entire communications process with both registered and beneficial stockholders and provide a complete platform for creating and distributing regulatory investor communications across multiple channels, including print, e-delivery, online, and mobile. These services include prospectus delivery and the distribution of annual and semi-annual shareholder reports. Our clients have the ability to create and distribute these communications via print, e-delivery, online, and mobile. In addition to our fund solutions, we also provide a range of other regulatory communications solutions, including reorganization communications notifying investors of U.S. reorganizations or corporate action events such as tender offers, mergers and acquisitions, bankruptcies, and global class action services for the identification, filing and recovery of class actions and collective redress proceedings involving securities and other financial products.
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
In addition, we provide international corporate governance solutions addressing our clients’ needs within Europe, the Middle East and Africa (“EMEA”) and the Asia-Pacific (“APAC”) region. These solutions include institutional and retail global proxy services and shareholder data and analytics. Our international solutions help clients sharpen focus on their core businesses while helping them maintain global regulatory compliance, reduce costs, improve efficiency and gain data insights.

Data-Driven Fund Solutions
We provide a full range of data-driven solutions that help our asset management and retirement service provider clients grow revenue, operate efficiently, and maintain compliance. Our data and analytics solutions provide investment product distribution data, predictive modeling, analytical tools, and insights and research to enable asset managers to optimize product distribution across retail and institutional channels globally. We also provide fiduciary-focused learning and development, software and technology, and data and analytics services to advisors, institutions and asset managers across the retirement and wealth ecosystem.
Through our Fund Communication Solutions business, we provide fund managers with a single, integrated provider to manage data, perform calculations, compose documents, manage regulatory compliance, and disseminate information across multiple jurisdictions. Our solutions help fund managers increase distribution opportunities, comply with both United Kingdom and European Union regulations such as Solvency II and MiFID II, and make information easily accessible for investors in a digital format. We also provide support to fund managers with document and data dissemination in the European market. This enables the receipt by distributors and investors of complete, accurate, and timely information supporting fund sales.
Through our Retirement and Workplace Solutions business (“Broadridge Retirement and Workplace”), we provide automated mutual fund and exchange-traded funds trade processing services for financial institutions that submit trades on behalf of their clients such as qualified and non-qualified retirement plans and individual wealth accounts. Our trust, trading and settlement services are integrated into our product suite thereby strengthening Broadridge’s role as a provider of insight, technology, and business process outsourcing to the asset management, wealth, and retirement industry. In addition, our marketing and transactional communications solutions provide a content management and omni-channel distribution platform for marketing and sales communications for asset managers, insurance providers and retirement service providers.
Corporate Issuer Solutions
We provide governance and communications services to corporate issuers supporting a full range of public company functions, including the annual meeting of stockholders, SEC reporting, capital markets transactions, transfer agency, shareholder engagement, and ESG solutions. Our services provide corporate issuers a single source solution that spans the entire corporate disclosure and shareholder communications lifecycle.
Our governance and communications services include a full suite of annual meeting and shareholder engagement solutions:
•Proxy services – we provide complete project management for the entire annual meeting process including registered and beneficial proxy materials distribution, vote processing, and tabulation through our ShareLink® solution.
•Virtual Shareholder Meeting™ – electronic annual meetings via webcast, either on a stand-alone basis, or in conjunction with in-person annual meetings, including shareholder validation and voting services and the ability for shareholders to ask questions and for management to respond during the meetings.
•We offer tools for corporate issuers to help them better engage with their shareholders and other stakeholders in connection with the annual meeting process as well as on an ongoing basis throughout the year. These services provide aggregated shareholder data and analytics, shareholder delivery preferences, and voting trends.
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
Our disclosure solutions provide compliance reporting and transactional reporting services for public companies, including the following:
•SEC Filing Services: proxy and annual report design and digitization, SEC filing, printing, and web hosting services, as well as year-round SEC reporting including document composition, EDGARization and XBRL tagging.
•Capital Markets Transactional Services: typesetting, composition, printing, and SEC filing services for capital markets transactions such as initial public offerings, spin-offs, acquisitions, and securities offerings. In addition, we provide transaction support services such as virtual deal rooms and translation services.

We also provide registrar, stock transfer, and record-keeping services through our transfer agency services. Our transfer agency services address the needs public companies have for more efficient and reliable stockholder record maintenance and communication services. In addition, we provide corporate actions services, including acting as the exchange agent, paying agent, or tender agent in support of acquisitions, initial public offerings, and other significant corporate transactions. We also provide abandoned property compliance and reporting services.
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
•deliver customer communications across print, digital, email, short message service (“SMS”) and emerging channels, such as interactive microsites and personal cloud services, with one connection; and
•gain comprehensive reporting and analytics to improve communications and increase engagement based on customer behaviors.

Global Technology and Operations
Transactions involving securities and other financial market instruments can, for example, originate with an institutional or retail investor who places an order with a broker who in turn routes that order to an appropriate market for execution. At that point, the parties to the transaction coordinate payment and settlement of the transaction through a clearinghouse. The records of the parties involved must then be updated to reflect completion of the transaction. The transaction must comply with tax, custody, accounting, and record-keeping requirements, and the customer’s account information must correctly reflect the transaction. The accurate processing of trading activity from its initial inception and custody activity requires effective automation and information flow across multiple systems and functions within the firm and across the systems of the various parties that participate in the execution of a transaction.

Our Global Technology and Operations business provides the non-differentiating yet mission-critical infrastructure to the global financial markets. As a leading software as a service (“SaaS”) provider, we offer capital markets and wealth and investment management firms modern technology to enable growth, simplify their technology stacks, and mutualize costs. Our highly scalable, resilient, component-based solutions automate the front-to-back transaction lifecycle of equity, mutual fund, fixed income, foreign exchange and exchange-traded derivatives, from order capture and execution through trade confirmation, margin, cash management, clearing and settlement, reference data management, reconciliations, securities financing and collateral management, asset servicing, compliance and regulatory reporting, portfolio accounting and custody-related services. Our Wealth Management business provides solutions for advisors and investors and streamlines back- and middle-office operations for broker-dealers by providing systems for critical post-trade activities, including books and records, transaction processing, clearance and settlement, and reporting. Our Investment Management business provides portfolio and order management solutions for traditional and alternative asset managers, which bring insights into trading, portfolio construction, risk, and analytics. Our solutions connect asset managers to a global network of broker-dealers for trade execution and post-trade matching and confirmation. In addition, we provide business process outsourcing services for our buy- and sell-side clients’ businesses. These services combine our technology with our operations expertise to support the entire trade lifecycle, including securities clearing and settlement, reconciliations, record-keeping, wealth management asset servicing, and custody-related functions.
The Global Technology and Operations segment’s revenues represented approximately 25% and 25% of our total Revenues in fiscal years 2024 and 2023, respectively, which gives effect to the foreign exchange impact from revenues generated in currencies other than the U.S. dollar. See “Analysis of Reportable Segments — Revenues” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Services and solutions offered through the Global Technology and Operations segment include the following:

Capital Markets Solutions
Our capital markets technology and our solutions deliver simplification and innovation across the trade lifecycle, from order initiation to settlement. Largely provided on a SaaS basis within large user communities, Broadridge’s technology is a global solution, processing trades, clearance and settlement in over 100 countries. Our technology enables our clients to meet the requirements of market change such as the T+1 securities settlement cycle. Our solutions enable global capital markets firms to access market liquidity, driving more effective market making and efficient front-to-back trade processing. These services include reference data management, securities financing, securities-based lending, collateral management, trade and transaction reporting, reconciliations, financial messaging, and asset servicing. Our solutions can be deployed as a complete solution as well as discrete components supporting financial institutions.
Through Broadridge Trading and Connectivity Solutions, we offer a set of global front-office trade order and execution management systems and connectivity solutions that enable market participants to connect and trade. Our front-office solutions, post-trade product suite and other capital markets capabilities enable our clients to streamline their front-to-back technology platforms and operations and increase straight-through-processing efficiencies, across equities, fixed income, exchange-traded derivatives, and other asset classes. We also provide a set of multi-asset, multi-entity and multi-currency trading, connectivity and post-trade solutions that support processing of securities transactions in equities, options, fixed income securities, foreign exchange, exchange-traded derivatives and mutual funds.
In addition, we provide comprehensive fixed income transaction processing capabilities to support clearance, settlement, custody, P&L reporting, and regulatory reporting for domestic and foreign fixed income instruments. Our solution includes extensive support for mortgage-backed securities and other structured products. It is a multi-currency, multi-entity solution that provides position and balance information, in addition to detailed accounting, financing, collateral management, and repurchase agreement functionality. The solution offers straight-through-processing capabilities, enterprise-wide integration, and a robust technology infrastructure - all focused on supporting firms specializing in the fixed income marketplace.
Wealth and Investment Management Solutions
Our Wealth Management business delivers technology solutions, critical data, and digital marketing services to enable full-service, regional, and independent broker-dealers and investment advisors to better engage with customers to help grow their business. Our wealth solutions are designed to help optimize advisor productivity, improve investor outcomes, digitize operations, reduce friction in investing, increase financial literacy, and deliver more personalized advice and insights.

With respect to technology solutions, we offer an integrated, modern open-architecture wealth management platform through which we provide enhanced data-centric capabilities to improve the overall client experience across the entire front-, middle- and back-office wealth management lifecycle, including advisor, investor, and operational workflows. This comprehensive wealth management platform streamlines all aspects of the service model, allowing our clients to digitally onboard customers, manage advisor compensation for multiple products and service models, and seamlessly transfer and service accounts.
In addition, we provide data-driven, digital solutions to broker-dealers, financial advisors, insurers, and other firms with large, distributed salesforces. Our data aggregation solution helps financial advisors manage and build client relationships by providing customer account data aggregation, performance reporting, household grouping, automated report creation, document storage, and integration with popular financial planning and productivity applications.
Our digital marketing and content capabilities leverage analytics and machine-learning to enable financial advisors and wealth management firms to grow their businesses and deepen relationships with their customers. Financial advisors and wealth management firms can tap into our digital tools and library of omni-channel content to personalize touchpoints to engage their customers and prospects across digital channels including websites, social media, email, and mobile.
Our Investment Management business services the global investment management industry with a range of buy-side technology solutions. Our asset management solutions are portfolio management, compliance, fee billing and operational support solutions such as order management, data warehousing, reporting, reference data management, and risk management and portfolio accounting for hedge funds, family offices, alternative asset managers, traditional asset managers, and the providers that service this space including prime brokers, fund administrators, and custodians. The client base for these services includes institutional asset managers, public funds, start-up, or emerging managers through some of the largest global hedge fund complexes and global fund administrators.
Our Strategy
We earn our clients’ confidence every day by delivering real business value through leading technology-driven solutions that help our clients get ahead of today’s challenges and capitalize on future growth opportunities. Our solutions harness people, technology, and insights to help transform our clients’ businesses by enriching customer engagement, navigating risk, optimizing efficiency, and growing revenue.
As financial institutions look to transform and mutualize their mission-critical but non-differentiating operational and support functions, we have the proven technology, scale, innovation, experience and, most importantly, the network to achieve this goal and meet their needs. Our strategy addresses critical industry needs by utilizing our leading platform capabilities. Specifically, our growth strategy is focused on three key themes: (i) driving democratization and digitization in governance , (ii) simplifying and innovating trading in capital markets, and (iii) modernizing wealth and investment management businesses.
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

Strong positions in a large and growing financial services market
Our technology and associates power the critical infrastructure and services behind investing, investment governance, and investor communications. Broadridge makes our clients stronger, and through them, we enable better financial lives for investors around the globe. Our deep industry knowledge enables our clients to successfully solve complex technological and operational challenges, while adapting to the latest technology trends and regulatory standards. While financial services firms have historically kept much of their technology infrastructure work in-house, there are significant trends working in favor of Broadridge. Specifically, financial services firms globally are spending more on technology, and the respective budgets allocated for such technology are consistently growing year-over-year. Moreover, these firms are devoting a growing percentage of this spend to third-party technology, operations, and services. Broadridge, as a trusted outside service provider, can streamline and better integrate our clients’ infrastructure and business processes. We expect the efficiencies that result from such undertaking by Broadridge will lead to growth in the market for our solutions.

Three attractive growth platforms
Our growth platforms address mission-critical client needs as described below. Through our integrated solutions and scalable infrastructure, we believe we are best positioned to serve them.
•Governance. We operate an extensive industry network through our governance platform that links broker-dealers, public companies, mutual funds, shareholders, and regulators. Through our platform, we continue to grow our governance solutions by transforming content and delivery and improving e-product capabilities to drive higher investor engagement. We aim to be an integral partner to broker-dealers, asset managers, and retirement service providers by offering data-driven solutions that help them grow revenue, reduce costs, and maintain compliance. We are also helping to simplify the governance process for public companies, offering an expanding suite of capabilities that allows them to better navigate the complexity of reaching shareholders. We continue to be a leading provider of investor communications and are at the forefront of delivering richer communication experiences, both digitally and through optimized print and mail services.
•Capital Markets. Global institutions have a strong need to simplify their complex technology environment, and our SaaS-based, global, multi-asset-class technology platforms address this need. As a leader in global trade lifecycle management, we are driving next-generation solutions that simplify our clients’ operations, improve performance and resiliency, evolve to global operating models, adapt to new technologies, and enable our clients to better manage their data. Our 2021 acquisition of Itiviti, for example, expanded our services across the trade lifecycle for equities and exchange-traded derivatives and grew our international reach. We continue to leverage emerging technologies such as blockchain and artificial intelligence (“AI”) to deliver innovative solutions to our clients. Our blockchain-enabled Distributed Ledger Repo (“DLR”) platform which combines distributed ledger technology with existing market settlement infrastructure provides clients added flexibility to manage their liquidity needs and execute cross-border intraday repo transactions through our DLR network. In addition, we have introduced a number of AI-driven solutions such as BondGPT and continue to develop new AI applications to create a more efficient trading process for our clients. We also continue to develop component solutions that meet the regulatory, risk, data, and analytics needs of our clients, while also helping to drive more efficient liquidity, price discovery, and improved execution for the firms we serve. We plan to continue building on our global platform capabilities, enabling our clients to simplify and improve their global operations across cash, equity securities, and other asset classes.
•Wealth and Investment Management. Wealth and investment management clients, including full-service, regional and independent broker-dealers, investment advisors, insurance companies, and retirement solutions providers are all undergoing unprecedented change. These firms are in need of partners to help them navigate the demographic shift of advisors and investors, create more engaging client experiences, and deliver operational technologies that are essential to their business. These market dynamics are driving the need for more seamlessly integrated technology, and as well as data-centric digital wealth solutions that better service advisors and investors. This can be achieved by simplifying and modernizing their complicated and interwoven legacy systems. To address these demands, we have developed a holistic wealth management platform solution that provides seamless systems and data integration capabilities. Our platform enables firms to improve advisor productivity, provide a more personalized investor experience, and realize operational process efficiencies.
On-ramp for next-generation technologies
Across financial services, the pace of change is only accelerating. Our clients understand that next-generation technology is a key driving force for change and efficiency and there is a need among our client base to leverage this technology to address their critical business challenges. However, they face obstacles in making the necessary investments and, more importantly, in applying the right talent and intellectual capital, which may be focused on their most differentiating functions. This continues to create opportunities for Broadridge to assist in the areas where we have scale and domain expertise, which includes areas such as AI, blockchain, cloud, digital, and other new technologies. By leveraging our services, firms can benefit from highly skilled, experienced personnel with deep industry expertise, while mutualizing the costs and risks of technology innovation. We approach innovation through three actions: experimenting, partnering, and engaging. In turn, we help our clients stay on the cutting edge and realize the benefits of digital transformation at a quicker pace.
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

Clients
We serve a large and diverse client base including banks, broker-dealers, mutual funds, retirement service providers, corporate issuers, and wealth and asset management firms. Our clients in the financial services industry include retail and institutional brokerage firms, global banks, mutual funds, asset managers, insurance companies, annuity companies, institutional investors, specialty trading firms, clearing firms, third-party administrators, hedge funds, and financial advisors. Our corporate issuer clients are typically publicly held companies. In addition to financial services firms, we service corporate clients in the healthcare, insurance, consumer finance, telecommunications, utilities, and other service industries with their essential communications. We embrace the concept of the Service-Profit Chain, which directly connects employee engagement, client satisfaction, and the creation of shareholder value. In furtherance of this principle, client satisfaction is a component of every full-time Broadridge associate’s compensation.
In fiscal year 2024, we:
•managed proxy voting for over 800 million equity proxy positions;
•processed over 7 billion investor and customer communications through print and digital channels;
•processed on average over $10 trillion in equity and fixed income trades per day of U.S. and Canadian securities;
•provided fixed income trade processing services to 20 of the 24 primary dealers of fixed income securities in the U.S.; and
•provided services to 14 of the 15 largest U.S. wealth providers.
Competition
We operate in a highly competitive industry. Our Investor Communication Solutions business competes with companies that provide investor communication and corporate governance solutions as well as our clients’ in-house operations. This includes independent proxy distribution service providers, transfer agents, proxy advisory firms, proxy solicitation firms, firms that process proxy votes, and financial printers. We also face competition from numerous firms in the compiling, printing and electronic distribution of statements, bills and other customer communications. Within our Global Technology and Operations business, our capital markets solutions compete with in-house operations and vendors that provide trade processing, back-office record keeping, and sell-side order and execution management systems. Similarly, our wealth management solutions compete with service providers that deliver data, technology solutions, and marketing services to be used by wealth advisors. Finally, our investment management solutions compete with firms that provide portfolio management, compliance, and operational support solutions for asset managers and hedge funds.
Technology
We provide products and platforms to the financial services industry and have several information processing systems that serve as the core foundation of our technology platform. We are committed to maintaining high levels of quality service through our skilled technical employees and the use of our technology within an environment that seeks continual improvement. Our strategy centers on four key pillars: architecture, data, cyber and data security, and AI.
Broadridge’s technology strategy is designed to provide high levels of availability, scalability, reliability, and flexibility, leveraging a hybrid model consisting of private and public cloud services as well as traditional data center services. Our technology architecture consists of systems and applications which operate in data centers that employ multiple active power and cooling distribution paths and redundant components. Additionally, these data centers provide infrastructure capacity and capability to permit planned activities without disruption to the critical load, and, as a general matter, are designed to sustain at least one worst-case, unplanned failure or event without a significant critical load impact. Our geographically dispersed processing centers also provide disaster recovery and business continuity processing. Our applications that incorporate cloud technology operate on industry standard enterprise architecture platforms that provide significant opportunities for horizontal and vertical scaling. This scalability and redundancy allows us to provide high degrees of system availability for our clients.
Our technology connects industry participants across the financial services ecosystem forming a network that includes capital markets firms, broker-dealers, asset managers, public companies, and investors. The data derived through these connections provides value to participants and is at the heart of our approach – which leverages this data to generate insights that drive innovation, address industry-wide challenges, accelerate product development, and inform decision making.

We conduct annual reviews with many of our clients around our cybersecurity and data security policies, practices and controls, which, together with our ongoing engagement with regulators across the world, helps us keep up with cybersecurity and data security standards and best practices and informs our product development and technology decisions. For more information on our information security program, please refer to Item 1.C. Cybersecurity of this Annual Report on Form 10-K.
Our multi-pronged approach to AI looks to launch next-generation capabilities while considering the protection of our clients’ and Broadridge’s data privacy and intellectual property. We have integrated AI capabilities into several of our solutions and provide our associates with access to internal AI tools designed to modernize our approach to product development and enhance our overall productivity and efficiency.
Product Development
We manage a diverse portfolio of products and services across our core businesses. Our products and services are designed with resiliency, scalability, and flexibility so that we can fully meet our clients’ critical needs. These products and services are built to meet the many complex requirements of our clients in a highly efficient manner.
Our product organization is committed to helping Broadridge grow, scale, and innovate. We do so by providing our product managers with the tools, processes, and capabilities to promptly deliver solutions that address key client needs. This empowers product managers with the insights they need to make data-driven decisions and prioritize resources effectively. We further accelerate innovation by entering into strategic relationships with clients and other third parties to accelerate product development or gain access to capabilities complementary to our product development efforts. To cultivate the talent behind these products, we invest heavily in fostering a thriving community of highly skilled product associates. This commitment is reflected in our diverse hiring practices, accelerated leadership development programs, and ongoing training opportunities.
We are also focused on enterprise transformation with a focus on next-generation technologies. Our core strength lies in scalable, reusable platform components that empower developers and accelerate application delivery across the Company. This emphasis on unified product disciplines ensures business units have seamless access to top tier expertise. Furthermore, we leverage AI to unlock new commercial opportunities and enhance overall productivity. To fuel this continuous innovation, we are building a robust foundation with workload-centric hosting platforms optimized for security, scalability, and efficiency. This standardized technology stack, powered by industry-leading enterprise tools, is fundamental to our strategy of delivering best-in-class solutions with improved speed.
We continually upgrade, enhance, and expand our existing products and services, taking into account input from clients, industry-wide initiatives and regulatory changes affecting our clients. By focusing on these key areas, we aim to meet the evolving needs of our clients through our product and service offerings.
Intellectual Property
We own a portfolio of more than 155 U.S. and non-U.S. patents and patent applications. We also own registered marks for our trade name and own or have applied for trademark registrations for many of our services and products. We regard our products and services as proprietary and utilize internal security practices and confidentiality restrictions in contracts with employees, clients, and others for protection. We believe that we are the owner or in some cases, the licensee, of all intellectual property and other proprietary rights necessary to conduct our business.

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
Certain aspects of our business are subject to regulatory compliance or oversight. As a provider of technology services to financial institutions, certain aspects of our U.S. operations are subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council (“FFIEC”), an interagency body of the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration, and the Consumer Financial Protection Bureau. Periodic examinations by the FFIEC generally include areas such as internal audit, risk management, business continuity planning, information security, systems development, and third-party vendor management to identify potential risks related to our services that could adversely affect our banking and financial services clients.
In addition, our business process outsourcing, mutual fund processing and transfer agency solutions, as well as the entities providing those services, are subject to regulatory oversight. Our business process outsourcing and mutual fund processing services are performed by a broker-dealer, Broadridge Business Process Outsourcing, LLC (“BBPO”). BBPO is registered with the SEC, is a member of FINRA and is required to participate in the Securities Investor Protection Corporation (“SIPC”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. BBPO is subject to regulations concerning many aspects of its business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers, and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of its business or disqualification of its directors, officers, or employees. There has been continual regulatory scrutiny of the securities industry including the outsourcing by firms of their operations or functions. This oversight could result in the future enactment of more restrictive laws or rules with respect to business process outsourcing. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At June 30, 2024, BBPO was in compliance with this capital requirement.
Matrix Trust Company (“Matrix Trust”) is a Colorado state chartered, non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial, and directed trustee services to institutional customers, and investment management services to its collective investment trust funds (“CITs”). As a result, Matrix Trust is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Insurance and Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At June 30, 2024, Matrix Trust was in compliance with its capital requirements. In addition, in connection with the offering of CITs, Matrix Trust acts as a discretionary trustee and an ERISA fiduciary. CITs are subject to regulation by the IRS, SEC, federal and state banking regulators, and the DOL, which impose a number of duties on persons who are fiduciaries under ERISA. Matrix Trust is also subject to regulation by the Colorado Division of Banking and the Arizona Department of Financial Institutions which regulate CITs pursuant to guidance issued by the Office of the Comptroller of the Currency regulation. Matrix Trust maintains an Identity Theft Prevention Program for certain of its services.

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
The law in this area continues to develop and the changing nature of privacy laws in the U.S., the European Union and elsewhere could impact our processing of personal information of our employees and on behalf of our clients. For example, the European Union Parliament adopted the comprehensive General Data Protection Regulation (“GDPR”) and several U.S. states have also recently adopted new privacy laws or are proposing to pass their own state privacy laws, including the California Privacy Rights Act (“CPRA”).
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

Legal Compliance
Regulations issued by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of Treasury place prohibitions and restrictions on all U.S. citizens and entities, including the Company, with respect to transactions by U.S. persons with specified countries and individuals and entities identified on OFAC's sanctions lists and Specially Designated Nationals and Blocked Persons List (a published list of individuals and companies owned or controlled by, or acting for or on behalf of, countries subject to certain economic and trade sanctions, as well as terrorists, terrorist organizations and narcotics traffickers identified by OFAC under programs that are not country specific). Similar requirements apply to transactions and dealings with persons and entities specified in lists maintained in other countries. We have developed procedures and controls that are designed to monitor and address legal and regulatory requirements and developments to protect against having direct business dealings with such prohibited countries, individuals, or entities.

Compliance with laws and regulations that are applicable to our businesses with an international reach can be complex and may increase our cost of doing business in international jurisdictions. Our international business could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, trade restrictions and embargoes, data privacy requirements, labor laws, tax laws, anti-competition regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting bribery and other improper payments or inducements, such as the U.K. Bribery Act. Although we have implemented policies, procedures, and training designed to ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors, vendors, and agents will not take actions in violation of our policies or applicable laws and regulations, particularly as we expand our operations, including through acquisitions of businesses that were not previously subject to and may not have familiarity with laws and regulations applicable to us or compliance policies similar to ours. Any violations of sanctions or export control regulations or other laws could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also damage our reputation, our international expansion efforts and our business, and negatively impact our operating results.

Human Capital Management
As of June 30, 2024, we had approximately 14,600 full-time associates, of which approximately 45% were employed in the U.S. Of the approximately 55% of associates located outside of the U.S., 40% are in the APAC region, where a substantial number of associates are in India, 11% are in Europe, and 4% are in Canada. None of our U.S. employees are represented by a labor union. In some countries outside the U.S., we have works councils, or we are required by local law to enter into and/or comply with industry-wide collective bargaining agreements. We believe that our employee relations are good.
We are driven by the success of each of our associates, and we recognize that it is because of their hard work, talent, and commitment that we continue to deliver outstanding results for our clients. That is why we strive to provide a workplace that fosters a collaborative and supportive culture where everyone feels welcomed, accepted, and empowered to be their best. At the center of our associate engagement efforts is the concept of the Service-Profit Chain, where engaged associates deliver world-class service, which creates satisfied clients and, in turn, produces strong, long-term value for stockholders.
Our human capital strategies are developed and managed by our Chief Human Resources Officer, who reports to the Chief Executive Officer, and are overseen by the Company’s Board of Directors and the Compensation Committee of the Board of Directors. Our Board of Directors believes that human capital management and succession planning are vital to our success. The Board annually reviews the Company’s leadership bench and succession planning. In addition, the Board receives regular updates on talent and other human capital matters such as culture, attrition, retention, and diversity, equity and inclusion (“DEI”) initiatives and practices, including an annual update from our Chief Diversity Officer. The Compensation Committee’s oversight includes initiatives and programs that concern our culture, talent, recruitment, retention, and associate engagement.
Associate Engagement
We believe there is a direct connection between associate engagement and the satisfaction of our clients and the creation of stockholder value so we regularly conduct surveys to assess associate engagement and determine if and how perspectives have changed over time. Our surveys allow our associates to share their views on our workplace, the importance of various aspects of work life, among other topics. The themes and insights from our associate feedback are shared with our executive leadership and have been instrumental in shaping our workplace. In fiscal year 2024, we received an 82% overall favorable rating in the annual Great Place to Work survey. In addition, 85% of our associates stated that Broadridge is a “great place to work,” and we have received certification from Great Place to Work for our outstanding workplace culture in 13 countries: U.S., Canada, India, the United Kingdom, Ireland, Romania, Poland, Singapore, Japan, Germany, Hong Kong, Sweden and the Philippines. Recognized as 2024 Best Workplaces in Ireland and UK, as well as Best Workplaces in Technology (Ireland) and Best Workplaces for Development (UK). The Great Place to Work Institute is a global authority on high-trust, high-performance workplaces.
Diversity, Equity and Inclusion
We are dedicated to fostering a diverse, equitable, inclusive, and healthy environment. As a leading provider of technology, communications, and data and analytics solutions to businesses around the world, we must understand, embrace and operate in a multicultural environment. Every associate has unique strengths, which, when fully appreciated and embraced, enable everyone to perform at their best, leading to our success. Our goal is to ensure our associates at every level of the organization represent the diversity of the clients we serve and the communities in which we work. We are committed to advancing DEI initiatives and values as part of our culture. Our commitment to developing a diverse workforce is evidenced by the fact that a component of our Executive Leadership Team’s compensation is based on achievement of DEI goals.

We have an Executive Diversity Council, chaired by our President, that meets quarterly and provides insight and recommendations on critical DEI-related opportunities and challenges. In addition, we support several associate-led employee resource groups (our Associate Networks), where associates with similar backgrounds and interests can find peer support, shape company culture, receive mentorship and sponsorship from senior members, and develop their careers. Broadridge’s Associate Networks currently include: B.Pride, Disability Equity Associate Network (DEAN), Lead For Next (LFN), MultiCultural Associate Network (MCAN), Veteran + First Responder Network (VFN), Women’s Leadership Forum (WLF), Family Care Network (FCN), and BeGreen. Together, these networks support the LQBTQ+ community, associates with disabilities, young professionals, multicultural backgrounds, veterans and first responders, women, associates with caregiving responsibilities, and associates with a passion for sustainability.
We have a Chief Diversity Officer, who implements a holistic DEI strategy and partners with our business units to develop the resources and competencies needed to drive this strategy. Our Chief Diversity Officer reports to our President, is a member of the Executive Diversity Council and Executive Leadership Team, and provides regular updates to our Chief Executive Officer and Board of Directors. In addition, the Chief Diversity Officer serves as an advisor on global initiatives, such as our Associate Networks, and our recruitment and compliance efforts.
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
Talent and Development
We believe that our associates are among our most important assets. Encouraging professional development opportunities is a core part of our culture. One important resource we provide our associates is Broadridge University, a comprehensive suite of online courses and virtual and on-site training. We offer career-enhancing programs from top business schools, leadership development and mentoring programs, have a tuition reimbursement program, and support participation in external learning opportunities. These programs are designed to provide opportunities for associates at varying levels of the Company to expand their networks, gain valuable skills and knowledge to excel in their current roles, and enhance their leadership capabilities. We offer our technology associates with resources to supplement their work experience, and a Technology Expert Career Track, a transparent dual career path process that allows associates to grow as leaders and experts in the organization. We also empower associates to learn and grow as subject matter experts in the financial markets. In turn, this enables our associates to assist our clients with their expertise and adds value to our associates’ own career development and skill sets. In addition to career-oriented education, we also require all associates to complete a variety of trainings on an annual basis, which focus on our commitment to high ethical standards and a culture of honesty, integrity, and compliance.
Health, Safety and Wellness
We are committed to providing a safe workplace. We continuously strive to meet or exceed all laws, regulations, and accepted practices pertaining to workplace safety. We have developed extensive safety policies, standards, and procedures to which all associates are required to comply. Our policies are based on both U.S. Occupational Safety and Health Administration standards and site-specific guidelines to ensure that associates work in a safe and healthy environment. At our Edgewood, New York facility, we have an on-site Wellness Centers staffed with physicians, nurse practitioners and physician assistants who provide medical services at no cost to our associates.
In addition, we are committed to providing competitive health and wellness benefits to our associates. We recognize the importance of work-life balance and have designed our workplace to provide associates with flexible on- and off-site work options. Our other health and wellness benefits include travel allowances for certain types of health care and subsidized emergency backup care services for our U.S.-based associates, various educational health and wellness programs and webinars, and an employee assistance program, which provides free counseling and other mental health services.

Associate Compensation and Benefits
We have demonstrated a history of investing in our workforce by offering competitive salaries and wages. In addition, we offer various types of compensation, which vary by associate role and country/region, and may include annual bonuses, stock awards, and retirement savings plans. Also, a portion of every associate’s incentive compensation is tied to client satisfaction goals, which reinforces our commitment to the Service-Profit Chain and rewards associates for their contributions to Broadridge’s overall client satisfaction performance. In addition we offer the following benefits, which may vary by country/region: healthcare and insurance benefits, tax efficient or savings programs, such as health and dependent care flexible spending accounts, health savings account and pretax commuter benefits or green transport tax savings programs, paid time off, including volunteer time off, paid parental leave, and sick time off, life and disability insurance, business travel accident insurance, charitable gift matching, tuition assistance, among others.

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
We provide technology solutions to financial services firms that are generally subject to extensive regulation in the U.S. and in other jurisdictions. As a provider of products and services to financial institutions and issuers of securities, our products and services are provided in a manner designed to assist our clients in complying with the laws and regulations to which they are subject. Changes in laws and regulations could require changes in the services we provide, the manner in which we provide our services, the fees we charge for our services, or they could result in a reduction or elimination of the demand for our services. For example, our investor communications services and the fees we charge our clients for certain services are subject to change if applicable SEC or stock exchange rules or regulations are amended, or new laws or regulations are adopted that change the proxy materials, regulatory disclosures, or other communications issuers are required to send or the manner in which they send them. Such changes in laws or regulations could result in a material negative impact on our business and financial results. Therefore, our services, such as our proxy, shareholder report and prospectus distribution, and customer communications services, are particularly sensitive to changes in laws and regulations, including those governing the financial services industry and the securities markets.
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
In fiscal year 2024, our largest client accounted for approximately 8% of our consolidated revenues. While our clients generally work with multiple business segments, the loss of business from any of our larger clients due to merger or consolidation, financial difficulties or bankruptcy, or the termination or non-renewal of contracts could have a material adverse effect on our revenues and results of operations. Also, a delay in onboarding a client onto our technology would result in a delay in our recognition of revenue from that client. Further, in the event of the loss of a client’s business, a reduction of a client’s demand for our services, or a change in the method of delivery of our services, then in addition to losing the revenue from that client, we could be required to write-off all or a portion of the related client investments or accelerate the amortization of certain costs, including costs incurred to onboard a client or convert a client’s systems to function with our technology. Such costs for all clients represented approximately 11% of our total assets as of June 30, 2024, with one client representing a large portion of this amount. See Note 3, “Revenue Recognition” and Note 11, “Deferred Client Conversion and Start-up Costs” to our consolidated financial statements for more information.

Security breaches or cybersecurity incidents could adversely affect our financial results and ability to operate, could result in personal, confidential or proprietary information being misappropriated, and may cause us to be held liable or suffer harm to our reputation.
We process and transfer sensitive data, including personal information, valuable intellectual property and other proprietary or confidential data provided to us by our clients, which include financial institutions, public companies, mutual funds, and healthcare companies. We also handle personal information of our employees in connection with their employment. Some of our services are provided through the internet, which increases our exposure to potential cybersecurity incidents. Information security threats continue to evolve resulting in increased risk and exposure and increased costs to protect against the threat of information security breaches or to respond to or alleviate problems caused by such breaches.
Due to the nature of our products and services, we are subject to the risk of information security incidents, including those impacting our clients and third-party vendors. Failure by our clients or third-party vendors to notify us in a timely manner of cybersecurity incidents impacting their operations could result in unauthorized access to our systems and data and materially affect our business, operations and financial results. In certain circumstances, our third-party vendors may also have access to sensitive data including personal information. It is also possible that a third-party vendor could intentionally or inadvertently disclose such sensitive data. Further, unauthorized individuals could improperly access our systems or those of our vendors, or improperly obtain or disclose the sensitive data including personal information that we or our vendors process or handle.
We face ongoing cybersecurity threats to our information technology infrastructure including data loss, data exfiltration, denial of service, and ransomware, among others. We have experienced non-material cybersecurity incidents, attempts to breach our systems and other similar attacks, including incidents affecting our clients and third-party vendors, which if such attacks or attempts are successful in the future could cause harm to our business and our reputation and challenge our ability to provide reliable services, as well as negatively impact our results of operations and financial condition. Any impact on our results of operations and financial condition may be material depending on the scope of the incident. Examples of previous incidents include, but are not limited to, social engineering, phishing, and denial-of-service attacks. In addition, our insurance coverage may not be adequate to cover all the costs related to cybersecurity incidents or disruptions resulting from such events.
If we fail to maintain an adequate information security program or implement sufficient security standards, technology or controls to protect against information security incidents or privacy breaches and identify and adapt to emerging security threats and risks, it could cause us to lose revenues, lose clients and/or damage to our reputation.
In addition, any unauthorized access to our information technology systems could result in the use, theft, or disclosure of confidential, sensitive, or personal data, destruction or modification of records, interruptions to our operations and delivery of our services and products, installation of malware, and the potential need to pay ransom. As a result, we may incur significant costs to investigate and remediate such incidents, and to protect against future threats to our information security and information technology systems. In addition, such incidents could give rise to legal actions from our clients and/or their customers and regulatory investigations and/or significant penalties and fines.
Our business and results of operations may be adversely affected if we do not comply with legal and regulatory requirements that apply to our services or businesses, and new laws or regulations and/or changes to existing laws or regulations to which we are subject may adversely affect our ability to conduct our business or may reduce our profitability.
The legislative and regulatory environment of the financial services industry is continuously changing. The SEC, FINRA, DOL, various stock exchanges and other U.S. and foreign governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations or provide revised interpretations or they may change their priorities, including those related to enforcement, with respect to existing laws and regulations. These legislative and regulatory initiatives impact the way in which we conduct our business, requiring changes to the way we provide our services or additional investment which may make our business less profitable. Further, as a provider of technology services to financial institutions, certain aspects of our U.S. operations are subject to regulatory oversight and examination by the FFIEC. A sufficiently unfavorable review from the FFIEC could have a material adverse effect on our business. With an increased focus on cybersecurity and vendor risk management, the FFIEC and other regulatory agencies provide guidelines for overseeing technology service providers, increasing the contractual requirements with our clients and the cost of providing our services.
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
Further, there is increased focus, including by governments, regulators, our investors, employees, clients and other stakeholders, on sustainability matters, which has resulted in new or additional legal and regulatory requirements and may require increased compliance and operational costs. In addition, if we fail to comply with applicable regulations and maintain practices that meet our stakeholders’ evolving expectations, it could harm our reputation, adversely affect our ability to attract and retain employees or clients and expose us to increased scrutiny from investors and regulatory authorities.
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
•failure to maintain adequate operational systems and infrastructure or comply with internal policies and procedures;
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
Our clients operate in highly regulated industries and rely on our services to meet some of their regulatory requirements. The inability or the failure to properly perform our services could result in our clients and/or certain of our subsidiaries that operate regulated businesses being subjected to losses including censures, fines, or other sanctions by applicable regulatory authorities, and we could be liable to parties who are financially harmed by those errors. In addition, the inability to properly perform our services or errors in the performance of our services could result in a decline in confidence in our products and services and cause us to incur expenses including service penalties, lose revenues, lose clients or damage our reputation.
In addition, some of our products, services and processes leverage machine learning and AI. The use of such technology is subject to risk and may result in insufficient or inaccurate information. These deficiencies could undermine the quality of these products and services provided to our clients, subjecting us to legal liability and reputational damage.
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
The global financial services industry is characterized by increasingly complex and integrated infrastructures and products, new and changing business models and rapid technological and regulatory changes. Our clients’ needs and demands for our products and services evolve with these changes. Our future success will depend, in part, on our ability to respond to our clients’ demands for new services, capabilities and technologies on a timely and cost-effective basis. We also need to adapt to technological advancements such as AI, machine learning, quantum computing, digital and distributed ledger and cloud computing and keep pace with changing regulatory standards to address our clients’ increasingly sophisticated requirements. Transitioning to these new technologies may require close coordination with our clients, be disruptive to our resources and the services we provide and may increase our reliance on third-party service providers such as our cloud services provider.
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
As part of our overall business strategy, we may make acquisitions and strategic investments in companies, technologies or products, or enter joint ventures. In fact, over the last three fiscal years we have completed four acquisitions and made strategic investments in seven firms. These transactions and the integration of acquisitions involve a number of risks. The core risks are in the areas of:
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
As of June 30, 2024, we had $3,355.1 million in aggregate carrying amount of total debt. Additionally, our revolving credit facility has a remaining borrowing capacity of $1,500.0 million as of June 30, 2024. Our overall leverage and the terms of our financing arrangements could:
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
As a result of past acquisitions, we carry a significant goodwill and other acquired intangible assets on our balance sheet. In addition, we also defer certain costs to onboard a client or convert a client’s systems to function with our technology. Goodwill, intangible assets, net, and deferred client conversion and start-up costs accounted for approximately 69% of the total assets on our balance sheet as of June 30, 2024. We test goodwill for impairment annually as of March 31st and we test goodwill, intangible assets, net, and deferred client conversion and start-up costs for impairment at other times if events have occurred or circumstances exist that indicate the carrying value of such assets may no longer be recoverable. It is possible we may incur impairment charges in the future, particularly in the event of a prolonged economic recession or loss of a key client or clients. A significant non-cash impairment could have a material adverse effect on our results of operations.
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

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 1C. Cybersecurity
Our information security program is designed to meet the needs of our clients who entrust us with their sensitive information. We maintain International Organization for Standardization (“ISO”) 27001 certification for most of our business units and core applications and facilities, and, where applicable, align to other industry standards or frameworks, including Cloud Security Alliance’s Cloud Controls Matrix (“CSA CCM”), Payment Card Industry Data Security Standard (“PCI DSS”), Health Insurance Portability and Accountability Act (“HIPAA”), and HITRUST Common Security Framework (“HITRUST CSF”).
Cybersecurity Risk Management and Strategy
We recognize the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. Our cybersecurity risk management program is integrated into our overall enterprise risk management (“ERM”) process which provides an ongoing procedure, effected at all levels of the Company across business units and corporate functions, to identify and assess risk, monitor risk, and take appropriate mitigating action. Central to our risk management process is the Risk Committee, which is a management committee that oversees the identification and assessment of the key risks affecting our operations and reviews the controls established with respect to these risks. The Risk Committee is comprised of key members of management, including the President, Chief Financial Officer, Chief Legal Officer, Chief Information Security Officer, Chief Privacy Officer, and other senior executives of the Company. Our Risk Committee collaborates with subject matter experts, as needed, to gather insights for identifying and assessing material cybersecurity risks, their severity, and potential mitigations.
We take the following actions, among others, to demonstrate our commitment to maintaining the highest levels of information security, provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and to identify, protect against, detect, respond to, and recover from cybersecurity incidents:
•leverage encryption, data masking technology, data loss prevention technology, authentication technology, entitlement management, access control, network and application segmentation, anti-malware software, and transmission of data over private networks, among other systems and procedures designed to protect against unauthorized access to information;
•conduct annual reviews with many of our clients on our cybersecurity and data security policies, practices and controls, and engage with regulators across the world, to remain apprised of cybersecurity and data security standards and best practices;
•utilize the National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity (the “NIST Framework”) issued by the U.S. government as a guideline to manage our cybersecurity-related risk. We are currently evaluating our program against the newly issued NIST Framework 2.0. The NIST Framework outlines security controls and outcomes over five functions: identify, protect, detect, respond, and recover;

•conduct network and endpoint monitoring, vulnerability assessments, and network penetration testing;
•conduct quarterly information security management and incident training, and regular phishing email simulations for all associates to enhance awareness and responsiveness to possible threats;
•run tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our policies and procedures;
•conduct information security reviews and due diligence on key service providers to identify, assess, mitigate, and monitor risks associated with our use of third-party software and services; and
•maintain global information security policies and procedures, including an incident response and crisis management plan which include processes to triage, assess, investigate, escalate, contain, and remediate cybersecurity incidents.
We further describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Security breaches or cybersecurity incidents could adversely affect our ability to operate, could result in personal, confidential or proprietary information being misappropriated, and may cause us to be held liable or suffer harm to our reputation.,” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.
Cybersecurity Governance
Our information security program and team are currently managed by our Chief Information Security Officer (“CISO”) who reports to our Chief Technology Officer. Our CISO has more than 25 years of experience in managing and leading cybersecurity functions which includes cybersecurity operations, strategy and governance, and information technology and security risk, compliance, and audit responsibilities across the U.S., Latin America, United Kingdom, Eastern Europe, Singapore, and China. Our CISO is responsible for developing, implementing, and overseeing our overall information security program, including cybersecurity risk management, governance and compliance, security policies and training, and the overall protection and defense of our networks, systems, and confidential data. With respect to risk management, our CISO works closely with our Managing Director, Risk Management, and other members of our Risk Committee, including the President, Chief Financial Officer, Chief Legal Officer, and Chief Technology Officer, who are responsible for reviewing and challenging, as necessary, the activities of our information security team.
The responsibilities of the Company’s Board of Directors (“Board”) include oversight of our risk management processes. The Board has two primary methods of oversight. The first method is through the ERM process through which the Board receives regular reports from management regarding the most significant risks facing the Company. The second is through the functioning of the Board’s committees. The Audit Committee assists the Board in its oversight of the Company’s information security program, including cybersecurity and data privacy risks and controls. Our CISO provides reports on the Company’s cybersecurity program to the Audit Committee, which includes all members of the Board, on a quarterly basis. In addition, our Internal Audit function regularly audits our technology and cybersecurity programs and reports to the Audit Committee on its findings.

ITEM 2.     Properties
We operate our business primarily from 43 facilities. We lease 10 production-related facilities in Edgewood, New York; El Dorado Hills, California; South Windsor, Connecticut; Kansas City, Missouri; Dallas, Texas; Coppell, Texas; and Markham, Canada, with a combined space of 2.3 million square feet which are used in connection with our Investor Communication Solutions business. We also lease one facility in Newark, New Jersey, which houses our principal Global Technology and Operations business operations. We lease space at 32 additional locations, subject to customary lease arrangements and which expire on a staggered basis. We believe our facilities are currently adequate for their intended purposes and are adequately maintained.

ITEM 3.    Legal Proceedings
Currently, there are not any material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of the Company’s property is the subject. In the normal course of business, the Company is subject to claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material impact on its financial condition, results of operations, or cash flows. For information concerning the Company’s legal proceedings, reference is made to Note 19, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II.
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading “regular way” on the NYSE under the symbol “BR” on April 2, 2007. There were 8,492 stockholders of record of the Company’s common stock as of August 1, 2024. This figure excludes the beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Dividend Policy
We expect to pay cash dividends on our common stock. On August 5, 2024, our Board of Directors increased our quarterly cash dividend by $0.08 per share to $0.88 per share, an increase in our expected annual dividend amount from $3.20 to $3.52 per share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
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
Performance Graph
The following graph compares the cumulative total return on Broadridge common stock from June 30, 2019 to June 30, 2024, with the comparable cumulative return of the: (i) S&P 500 Index, (ii) S&P 500 Information Technology Index, and (iii) S&P 500 Industrials Index. The graph assumes $100 was invested on June 30, 2019 in our common stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock.
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that Broadridge specifically incorporates it by reference into such filing.

Comparison of Five Year Cumulative Total Return Among Broadridge Financial Solutions, Inc., S&P 500 Index, S&P 500 Information Technology Index, and S&P 500 Industrials Index (in dollars)

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
June 30, 2019
June 30, 2020
June 30, 2021
June 30, 2022
June 30, 2023
June 30, 2024
Broadridge Financial Solutions. Inc. Common Stock
S&P 500 Information Technology Index
S&P 500 Index
S&P 500 Industrials Index

	June 30, 2019	June 30, 2020	June 30, 2021	June 30, 2022	June 30, 2023	June 30, 2024
Broadridge Financial Solutions. Inc. Common Stock	$100.00	$100.73	$130.98	$117.52	$139.21	$168.33
S&P 500 Index	$100.00	$107.49	$151.32	$135.23	$161.69	$201.37
S&P 500 Information Technology Index	$100.00	$135.88	$193.48	$167.24	$234.58	$332.58
S&P 500 Industrials Index	$100.00	$90.95	$137.72	$119.22	$149.17	$172.25
We elected to add the S&P 500 Industrials Index to align with S&P’s classification of Broadridge under the Global Industry Classification Standard (GICS®) within the Industrials sector.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our fourth fiscal quarter ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2024 – April 30, 2024	114,335	$203.23	—	8,755,125
May 1, 2024 – May 31, 2024	1,505,502	199.52	1,503,778	7,251,347
June 1, 2024 – June 30, 2024	—	—	—	7,251,347
Total	1,619,837	$199.78	1,503,778
(1)Includes 116,059 shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2)During the fiscal quarter ended June 30, 2024, the Company repurchased 1,503,778 shares of common stock at an average price of $199.52 under its share repurchase program. At June 30, 2024, the Company had 7,251,347 shares available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

ITEM 6.    [Reserved]
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion summarizes the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal years ended June 30, 2024 and 2023, and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words such as “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be,” “on track” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results, performance or achievements may differ materially from the results discussed in this Item 7 because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” and “Risk Factors” included in Part 1 of this Annual Report on Form 10-K.
The discussion summarizing the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal year ended June 30, 2023 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year 2023 (the “2023 Annual Report”), which was filed with the Securities and Exchange Commission on August 8, 2023.
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
Fiscal Year 2024 Acquisition:
AdvisorTarget
In May 2024, the Company acquired AdvisorTarget, a market leader in providing asset management and wealth management firms with data products to help power digital marketing, sales and engagement programs targeting financial advisors. AdvisorTarget is included in the Company’s ICS reportable segment. The aggregate purchase price included $34.3 million in cash, $1.0 million in deferred payments, $1.6 million for the settlement of a preexisting relationship, and contingent consideration with a maximum potential pay-out of $30.5 million. The contingent consideration is payable through fiscal year 2028 upon the achievement by the acquired business of certain defined revenue targets. Net tangible liabilities assumed in the transaction were $3.1 million, and contingent liabilities incurred were valued at $14.0 million. This acquisition resulted in $41.8 million of Goodwill, which is tax deductible. Intangible assets acquired, which totaled $12.1 million, consist primarily of software technology and customer relationships, which are being amortized over a five-year life.
Announced Acquisition:
Kyndryl Securities Industry Services (“Kyndryl SIS”)
In May 2024, Broadridge announced the proposed acquisition of Kyndryl SIS to provide wealth management, capital markets, and information technology solutions to the Canadian financial services industry, expanding our product offerings in our Global Technology and Operations segment. The total purchase price is approximately $200 million. The acquisition is subject to customary closing conditions, including regulatory approvals.

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
Goodwill. We review the carrying value of all our Goodwill by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate a possible impairment. When determining fair value of a reporting unit, we utilize the income approach which considers a discounted future cash flow analysis using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the particular reporting unit’s weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows based on forecasted earnings before interest and taxes, and the selection of the terminal value growth rate and discount rate assumptions. The weighted-average cost of capital takes into account the relative weight of each component of our consolidated capital structure (equity and long-term debt). Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-range planning process. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, not to exceed the total amount of Goodwill allocated to that reporting unit. We had $3,469.4 million of Goodwill as of June 30, 2024. Given the significance of our Goodwill, an adverse change to the fair value of one of our reporting units could result in an impairment charge, which could be material to our earnings.

The Company performs a sensitivity analysis under the goodwill impairment test assuming hypothetical reductions in the fair values of our reporting units. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in our calculations of the fair values of the reporting units would not result in an impairment of our Goodwill.
Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). The Company is subject to regular examination of its income tax returns by the U.S. federal, state and foreign tax authorities. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements. The Company has estimated foreign net operating loss carryforwards of approximately $46.2 million as of June 30, 2024 of which $7.3 million are subject to expiration in the June 30, 2026 through June 30, 2043 period. The remaining $38.8 million of carryforwards has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $30.1 million of which $12.4 million are subject to expiration in the June 30, 2025 through June 30, 2037 period with the balance of $17.6 million having an indefinite utilization period. U.S. federal net operating loss carryforwards resulting from tax losses beginning with the fiscal year ended June 30, 2019 have an indefinite carryforward under the U.S. Tax Cuts and Jobs Act (the “Tax Act”). The Company did not generate federal net operating losses for the fiscal year ended June 30, 2024.
Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $10.8 million and $10.3 million at June 30, 2024 and 2023, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income requires significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.
Share-based Payments. Accounting for stock-based compensation requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock options issued by using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Determining these assumptions are subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock options. A hypothetical change of five percentage points applied to the volatility assumption used to determine the fair value of the fiscal year 2024 stock option grants would result in an approximate $2.4 million change in total pre-tax stock-based compensation expense for the fiscal year 2024 grants, which would be amortized over the vesting period. A hypothetical change of one year in the expected life assumption used to determine the fair value of the fiscal year 2024 stock option grants would result in an approximate $1.5 million change in the total pre-tax stock-based compensation expense for the fiscal year 2024 grants, which would be amortized over the vesting period. A hypothetical change of one percentage point in the forfeiture rate assumption used for the fiscal year 2024 stock option grants would result in an approximate $0.2 million change in the total pre-tax stock-based compensation expense for the fiscal year 2024 grants, which would be amortized over the vesting period. A hypothetical one-half percentage point change in the dividend yield assumption used to determine the fair value of the fiscal year 2024 stock option grants would result in an approximate $1.5 million change in the total pre-tax stock-based compensation expense for the fiscal year 2024 grants, which would be amortized over the vesting period.

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
The key performance indicators for the fiscal years ended June 30, 2024, and 2023, are as follows:

	Select Operating Metrics

	Years Ended June 30,
	2024	2023
Record Growth
Equity positions (Stock records)	6%	9%
Mutual fund / ETF positions (Interim records)	3%	8%

Internal Trade Growth	13%	4%
RESULTS OF OPERATIONS
The following discussions of Analysis of Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023. The Analysis of Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Consolidated Statements of Earnings. Discussions of Analysis of Consolidated Statements of Earnings and Analysis of Reportable Segments for the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022 is disclosed in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2023 Annual Report.
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
“Litigation Settlement Charges” represents reserves established during the third and fourth quarter of 2024 related to the settlement of claims.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. During fiscal year 2024, mutual fund proxy revenues were 66% higher than the prior fiscal year. During fiscal year 2023, mutual fund proxy revenues were 51% lower than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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

The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For the fiscal years ended June 30, 2024 and June 30, 2023, we reported Closed sales net of a 5.0% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
For the fiscal years ended June 30, 2024 and 2023, Closed sales were $341.8 million and $245.8 million, respectively. The fiscal years ended June 30, 2024 and 2023, are net of an allowance adjustment of $18.0 million and $12.9 million, respectively.

ANALYSIS OF CONSOLIDATED STATEMENTS OF EARNINGS
Fiscal Year 2024 Compared to Fiscal Year 2023
The table below presents Consolidated Statements of Earnings data for the fiscal years ended June 30, 2024 and 2023, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2024	2023	Change
			($)	(%)
	(in millions, except for per share amounts)
Revenues	$6,506.8	$6,060.9	$445.9	7
Cost of revenues	4,572.9	4,275.5	297.4	7
Selling, general and administrative expenses	916.8	849.0	67.8	8
Total operating expenses	5,489.7	5,124.5	365.2	7

Operating income	1,017.1	936.4	80.7	9
Margin	15.6%	15.4%		0.2	pts
Interest expense, net	(138.1)	(135.5)	(2.6)	2
Other non-operating expenses, net	(1.7)	(6.0)	4.3	(72)
Earnings before income taxes	877.4	794.9	82.5	10
Provision for income taxes	179.3	164.3	15.0	9
Effective tax rate	20.4%	20.7%		(0.3)	pts
Net earnings	$698.1	$630.6	$67.5	11
Basic earnings per share	$5.93	$5.36	$0.57	11
Diluted earnings per share	$5.86	$5.30	$0.56	11

Weighted average shares outstanding:
Basic	117.7	117.7
Diluted	119.1	119.0
Revenues
The table below presents Consolidated Statements of Earnings data for the fiscal years ended June 30, 2024 and 2023, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2024	2023	Change
			$	%
	($ in millions)
Recurring revenues	$4,222.6	$3,986.7	$235.9	6
Event-driven revenues	285.2	211.0	74.2	35
Distribution revenues	1,999.0	1,863.1	135.9	7
Total	$6,506.8	$6,060.9	$445.9	7

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	3pts	2pts	0pts	0pts	6%
Revenues increased $445.9 million, or 7%, to $6,506.8 million from $6,060.9 million.
•Recurring revenues increased $235.9 million, or 6%, to $4,222.6 million. Recurring revenue growth constant currency (Non-GAAP) was 6%, driven by Net New Business and Internal Growth in both ICS and GTO.

•Event-driven revenues increased $74.2 million, or 35%, driven by higher mutual fund proxy, equity proxy contests and corporate action activity.
•Distribution revenues increased $135.9 million, or 7%, driven by the impact of postage rate increases of approximately $116.3 million, as well as higher event-driven mailings.
Total operating expenses. Operating expenses increased $365.2 million, or 7%, to $5,489.7 million from $5,124.5 million primarily as a result of the increase in Cost of revenues:
•Cost of revenues - The increase of $297.4 million primarily reflecting the impact of higher postage and distribution expenses in our ICS segment of $116.3 million, higher amortization and depreciation expense in our GTO segment of $62.8 million, higher Restructuring and Other Related costs of $42.6 million, and Litigation Settlement Charges of $18.4 million primarily for the settlement of litigation claims.
•Selling, general and administrative expenses - The increase of $67.8 million was primarily driven by higher compensation related expenses of $65.4 million.
Interest expense, net. Interest expense, net, was $138.1 million, an increase of $2.6 million from $135.5 million in the fiscal year ended June 30, 2023 as the impact of higher interest rates was partially offset by a decrease in average borrowings.
Other non-operating expenses, net. Other non-operating expenses, net for the fiscal year ended June 30, 2024 was $1.7 million, compared to $6.0 million for the fiscal year ended June 30, 2023. The decreased expense of $4.3 million was primarily driven by improved performance on investments associated with our retirement plans and other investments compared to the prior year period.
Provision for income taxes.
•Effective tax rate for the fiscal year ended June 30, 2024 - 20.4%.
•Effective tax rate for the fiscal year ended June 30, 2023 - 20.7%.
The decrease in the effective tax rate for the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023 was driven by an increase in discrete tax benefits relative to pre-tax income. The higher excess tax benefit related to equity compensation contributed to the increase in total discrete tax benefits.
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
Revenues

	Years Ended June 30,
	2024	2023	Change
			$	%
	($ in millions)
Investor Communication Solutions	$4,857.9	$4,535.6	$322.3	7
Global Technology and Operations	1,648.9	1,525.2	123.7	8
Total	$6,506.8	$6,060.9	$445.9	7

Earnings Before Income Taxes

	Years Ended June 30,
	2024	2023	Change
			$	%
	($ in millions)
Investor Communication Solutions	$950.4	$811.4	$138.9	17
Global Technology and Operations	173.3	183.9	(10.6)	(6)
Other	(246.3)	(200.5)	(45.8)	23
Total	$877.4	$794.9	$82.5	10
The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Years Ended June 30,
	2024	2023	Change
			$	%
	($ in millions)
Investor Communication Solutions	$45.4	$55.5	$(10.1)	(18)
Global Technology and Operations	154.9	158.9	(4.0)	(3)
Total	$200.3	$214.4	$(14.1)	(7)
Investor Communication Solutions
Fiscal Year 2024 Compared to Fiscal Year 2023
Revenues increased $322.3 million to $4,857.9 million from $4,535.6 million, and earnings before income taxes increased $138.9 million to $950.4 million from $811.4 million.

	Years Ended June 30,
	2024	2023	Change
			$	%
	($ in millions)
Revenues
Recurring revenues	$2,573.6	$2,461.4	$112.2	5
Event-driven revenues	285.2	211.0	74.2	35
Distribution revenues	1,999.0	1,863.1	135.9	7
Total	$4,857.9	$4,535.6	$322.3	7

Earnings before Income Taxes
Earnings before income taxes	$950.4	$811.4	$138.9	17
Pre-tax Margin	19.6%	17.9%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	3pts	2pts	0pts	0pts	5%
For the fiscal year ended June 30, 2024:
•Recurring revenues increased $112.2 million, or 5%, to $2,573.6 million. Recurring revenue growth constant currency (Non-GAAP) was 5%, driven by Net New Business and Internal Growth.

•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Regulatory rose 5% and 5%, respectively, driven by equity position growth of 6% and mutual fund/ETF position growth of 3%.
◦Data-Driven Fund Solutions rose 8% and 7%, respectively, driven by growth in our retirement and workplace products, as well as data and analytics solutions.
◦Issuer rose 7% and 7%, respectively, driven by growth in our registered shareholder solutions and disclosure solutions.
◦Customer Communications rose 1% and 2%, respectively, driven by growth in digital communications, partially offset by flat growth in print revenues.
•Event-driven revenues increased $74.2 million, or 35% driven by higher mutual fund proxy, equity proxy contests, and corporate action communications.
•Distribution revenues increased $135.9 million, or 7%, driven by the postage rate increase of approximately $116.3 million, as well as higher event-driven mailings.
•Earnings before income taxes increased $138.9 million, or 17%, primarily from higher Recurring revenue and higher event-driven revenue. Operating expenses rose 5%, or $183.4 million, to $3,907.5 million primarily driven by higher distribution expenses, as well as higher technology and selling expenses.
•Pre-tax margins increased by 1.7 percentage points to 19.6% from 17.9%.
Global Technology and Operations
Fiscal Year 2024 Compared to Fiscal Year 2023
Revenues increased $123.7 million to $1,648.9 million from $1,525.2 million, and earnings before income taxes decreased $10.6 million to $173.3 million from $183.9 million.

	Years Ended June 30,
	2024	2023	Change
			$	%
	($ in millions)
Revenues
Recurring revenues	$1,648.9	$1,525.2	$123.7	8

Earnings before Income Taxes
Earnings before income taxes	$173.3	$183.9	$(10.6)	(6)
Pre-tax Margin	10.5%	12.1%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	3pts	0pts	0pts	8%
For the fiscal year ended June 30, 2024:
•Recurring revenues increased $123.7 million, or 8%, to $1,648.9 million. Recurring revenue growth constant currency (Non-GAAP) was 8%, all organic, driven by Net New Business and Internal Growth.
•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Capital markets rose 9% and 8%, respectively, driven by Net New Business and Internal Growth, which benefited from higher trading volumes.

◦Wealth and investment management rose 7% and 7%, respectively, driven by Net New Business and Internal Growth.
•Earnings before income taxes decreased $10.6 million, as higher revenues were more than offset by higher expenses, including an increase in amortization and depreciation expenses of $62.8 million.
•Pre-tax margins decreased by 1.6 percentage points to 10.5% from 12.1%.
Other
Loss before income taxes was $246.3 million for the fiscal year ended June 30, 2024, an increase of $45.8 million, or 23%, compared to $200.5 million for the fiscal year ended June 30, 2023. The increased loss before income taxes was primarily due to $42.6 million of higher Restructuring and Other Related Costs related to the Corporate Restructuring Initiative and Litigation Settlement Charges of $18.4 million, partially offset by the absence of the prior year Russia-Related Exit Costs of $10.9 million.

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

Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Earnings and Adjusted Earnings Per Share
These Non-GAAP measures reflect Operating income, Operating income margin, Net earnings, and Diluted earnings per share, as adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items the exclusion of which management believes provides insight regarding our ongoing operating performance. Depending on the period presented, these adjusted measures exclude the impact of certain of the following items:
(i) Amortization of Acquired Intangibles and Purchased Intellectual Property, which represent non-cash amortization expenses associated with the Company’s acquisition activities.
(ii) Acquisition and Integration Costs, which represent certain transaction and integration costs associated with the Company’s acquisition activities.
(iii) Restructuring and Other Related Costs, which represent costs associated with the Company’s Corporate Restructuring Initiative to exit and/or realign some of our businesses, streamline the Company’s management structure, reallocate work to lower cost locations, and reduce headcount in deprioritized areas. Refer to Note 13, “Payables and Accrued Expenses” for further details on the Company’s Corporate Restructuring Initiative.
(iv) Litigation Settlement Charges, which represent reserves established during the third and fourth quarters of fiscal year 2024 related to the settlement of claims. Refer to Note 19, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for further details.
(v) Russia-Related Exit Costs, which are direct and incremental costs associated with the Company’s wind down of business activities in Russia in response to Russia’s invasion of Ukraine, including relocation-related expenses of impacted associates.

We exclude Acquisition and Integration Costs, Restructuring and Other Related Costs, Litigation Settlement Charges, and Russia-Related Exit Costs from our Adjusted Operating income (as applicable) and other adjusted earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and enhances comparability across fiscal reporting periods, as these items are not reflective of our underlying operations or performance.
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
Reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Years ended June 30,
	2024	2023
	(in millions)
Operating income (GAAP)	$1,017.1	$936.4
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	200.3	214.4
Acquisition and Integration Costs	3.9	15.8
Restructuring and Other Related Costs (a)	63.0	20.4
Litigation Settlement Charges	18.4	—
Russia-Related Exit Costs (b)	—	12.1
Adjusted Operating income (Non-GAAP)	$1,302.8	$1,199.1
Operating income margin (GAAP)	15.6%	15.4%
Adjusted Operating income margin (Non-GAAP)	20.0%	19.8%

	Years ended June 30,
	2024	2023
	(in millions)
Net earnings (GAAP)	$698.1	$630.6
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	200.3	214.4
Acquisition and Integration Costs	3.9	15.8
Restructuring and Other Related Costs (a)	63.0	20.4
Litigation Settlement Charges	18.4	—
Russia-Related Exit Costs (b)	—	10.9
Subtotal of adjustments	285.6	261.6
Tax impact of adjustments (c)	(62.6)	(57.5)
Adjusted Net earnings (Non-GAAP)	$921.2	$834.6

	Years ended June 30,
	2024	2023

Diluted earnings per share (GAAP)	$5.86	$5.30
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	1.68	1.80
Acquisition and Integration Costs	0.03	0.13
Restructuring and Other Related Costs (a)	0.53	0.17
Litigation Settlement Charges	0.15	—
Russia-Related Exit Costs	—	0.09
Subtotal of adjustments	2.40	2.20
Tax impact of adjustments (c)	(0.53)	(0.48)
Adjusted earnings per share (Non-GAAP)	$7.73	$7.01
_________
(a)Restructuring and Other Related Costs for the fiscal year ended June 30, 2024 includes $56.0 million of severance and professional services costs directly related to the Corporate Restructuring Initiative and a $7.0 million asset impairment charge as a result of the exit of a business in connection with the Corporate Restructuring Initiative. Restructuring and Other Related Costs for the fiscal year ended June 30, 2023 includes $20.4 million of severance costs. Refer to Note 13, “Payables and Accrued Expenses” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a more detailed discussion.
(b)Russia-Related Exit Costs were $10.9 million for the fiscal year ended June 30, 2023, comprised of $12.1 million of operating expenses, offset by a gain of $1.2 million in non-operating income for the fiscal year ended June 30, 2023.
(c)Calculated using the GAAP effective tax rate, adjusted to exclude $12.9 million of excess tax benefits (“ETB”) associated with stock-based compensation for the fiscal year ended June 30, 2024, and $10.4 million of ETB associated with stock-based compensation for the fiscal year ended June 30, 2023. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Years ended June 30,
	2024	2023
	(in millions)
Net cash flows from operating activities (GAAP)	$1,056.2	$823.3
Capital expenditures and Software purchases and capitalized internal use software	(113.0)	(75.2)
Free cash flow (Non-GAAP)	$943.2	$748.2

	Year Ended June 30, 2024

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	5%	8%	7%	1%	5%
Impact of foreign currency exchange	0%	0%	0%	0%	0%
Recurring revenue growth constant currency (Non-GAAP)	5%	7%	7%	2%	5%

	Year Ended June 30, 2024

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	9%	7%	8%
Impact of foreign currency exchange	(1%)	0%	0%
Recurring revenue growth constant currency (Non-GAAP)	8%	7%	8%

Year Ended June 30, 2024

Consolidated	Total
Recurring revenue growth (GAAP)	6%
Impact of foreign currency exchange	0%
Recurring revenue growth constant currency (Non-GAAP)	6%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents consisted of the following:

	June 30,
	2024	2023
	(in millions)

Cash and cash equivalents:
Domestic cash	$78.4	$46.1
Cash held by foreign subsidiaries	177.3	141.7
Cash held by regulated entities	48.7	64.5
Total cash and cash equivalents	$304.4	$252.3
At June 30, 2024 and 2023, Cash and cash equivalents were $304.4 million and $252.3 million, respectively. Total stockholders’ equity was $2,168.2 million and $2,240.6 million at June 30, 2024 and 2023, respectively. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
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

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at June 30, 2024	Carrying value at June 30, 2024	Carrying value at June 30, 2023	Unused Available Capacity	Fair Value at June 30, 2024
			(in millions)
Current portion of long-term debt
Fiscal 2021 Term Loans (a)	May 2024	$—	$—	$1,178.5	$—	$—
Total		$—	$—	$1,178.5	$—	$—

Long-term debt, excluding current portion
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$—	$—	$—	$1,100.0	$—
Multicurrency tranche	April 2026	—	—	—	400.0	—
Total Revolving Credit Facility		$—	$—	$—	$1,500.0	$—

Fiscal 2024 Amended Term Loan (a)	August 2026	$1,120.0	$1,117.9	$—	$—	$1,120.0

Fiscal 2016 Senior Notes	June 2026	$500.0	$498.7	$498.0	$—	$480.4
Fiscal 2020 Senior Notes	December 2029	750.0	745.1	744.3	—	667.7
Fiscal 2021 Senior Notes	May 2031	1,000.0	993.4	992.5	—	843.5
Total Senior Notes		$2,250.0	$2,237.2	$2,234.7	$—	$1,991.6

Total long-term debt		$3,370.0	$3,355.1	$2,234.7	$1,500.0	$3,111.6

Total debt		$3,370.0	$3,355.1	$3,413.3	$1,500.0	$3,111.6
_________
(a) The Fiscal 2021 Term Loans were reclassified from Current portion of long-term debt to Long-term debt in the first quarter of fiscal year 2024 upon amendment of the loan, to reflect the remaining maturity of more than one year.
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2025	2026	2027	2028	2029	Thereafter	Total
(in millions)	$—	$500.0	$1,120.0	$—	$—	$1,750.0	$3,370.0
The Company has a $1.5 billion five-year revolving credit facility (as amended on December 23, 2021 and May 23, 2023, the “Fiscal 2021 Revolving Credit Facility”), which is comprised of a $1.1 billion U.S. dollar tranche and a $400.0 million multicurrency tranche. Under the Fiscal 2021 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Swedish Kronor, and Yen initially bear interest at Adjusted Term SOFR, CDOR, EURIBOR, TIBOR and STIBOR, respectively, plus 1.100% (subject to step-ups to 1.175% and step-downs to 0.805% based on public debt ratings) and revolving loans denominated in Sterling bears interest at SONIA plus 1.1326% per annum (subject to step-ups to 1.2076% and step-downs to 0.8376% based on ratings). The Fiscal 2021 Revolving Credit Facility also has an annual facility fee equal to 15.0 basis points on the entire facility (subject to step-ups to 20.0 basis points and step-downs to 7.0 basis points based on ratings). On May 23, 2023, we amended the interest rate index from LIBOR to Adjusted Term SOFR. All other terms remained unchanged.

In March 2021, the Company entered into an amended and restated term credit agreement (as amended on December 23, 2021 and May 23, 2023, “Term Credit Agreement”), providing for term loan commitments in an aggregate principal amount of $2.55 billion, comprised of a $1.0 billion tranche (“Tranche 1”) and a $1.55 billion tranche (“Tranche 2,” together with Tranche 1, the “Fiscal 2021 Term Loans”). The Tranche 1 Loans were repaid in full in May 2021. The Tranche 2 Loans was to mature in May 2024. The proceeds of the Fiscal 2021 Term Loans were used by the Company to solely finance the Itiviti acquisition and pay certain fees and expenses in connection therewith. On May 23, 2023, we amended the interest rate index from LIBOR to Adjusted SOFR. All other terms remained unchanged. Interest on the outstanding portion of the Fiscal 2021 Term Loans bore interest at Adjusted Term SOFR plus 1.000% per annum (subject to step-ups to Adjusted Term SOFR plus 1.250% or a step-down to SOFR plus 0.750% based on ratings).
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
The Fiscal 2021 Revolving Credit Facility, Fiscal 2024 Amended Term Loans, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
Please refer to Note 14, “Borrowings” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a more detailed discussion.

Cash Flows
Fiscal Year 2024 Compared to Fiscal Year 2023

	Years Ended June 30,
	2024	2023	$ Change
	(in millions)

Net cash flows from operating activities	$1,056.2	$823.3	$232.9
Net cash flows from investing activities	(148.0)	(80.4)	(67.6)
Net cash flows from financing activities	(855.5)	(714.7)	(140.8)
Effect of exchange rate changes on Cash and cash equivalents	(0.6)	(0.6)	—
Net change in Cash and cash equivalents	$52.1	$27.6	$24.4

Free cash flow:
Net cash flows from operating activities (GAAP)	$1,056.2	$823.3	$232.9
Capital expenditures and Software purchases and capitalized internal use software	(113.0)	(75.2)	(37.8)
Free cash flow (Non-GAAP)	$943.2	$748.2	$195.1
The increase in cash from operating activities of $232.9 million for the twelve months ended June 30, 2024, as compared to the twelve months ended June 30, 2023, was due to an increase in Net earnings of $67.5 million, a decrease in cash used for client-related platform implementation and development costs of $300.8 million included in the change in Other non-current assets, and an increase in Accounts payable of $156.7 million from prior fiscal year, combined with a decrease of $87.6 million for the twelve months ended June 30, 2023.

This was partially offset by a decrease in collections of advanced client billings of $280.0 million included in the change in Contract liabilities, a decrease in the change in net Accounts receivable of $57.0 million due to billings exceeding collections relative to prior year, and an increase in cash used for income taxes of $60.0 million related to the reduction in deductible client-related platform implementation and development costs combined with the increase in pre-tax income.
The decrease in cash from investing activities of $67.6 million primarily reflects an increase in cash used for capital expenditures of $37.8 million and an increase in cash used for acquisitions of $34.3 million.
The decrease in cash from financing activities of $140.8 million primarily reflects an increase in cash used for stock buybacks of $461.0 million partially offset by an increase in net borrowings of $325.0 million.

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

Contractual Obligations
The following table summarizes our contractual obligations to third parties as of June 30, 2024 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
			(in millions)
Debt(1)	$3,370.0	$—	$1,620.0	$—	$1,750.0
Interest and facility fee on debt(2)	490.6	141.7	196.6	95.5	56.8
Facility and equipment operating leases(3)	258.0	45.2	79.4	62.3	71.0
Purchase obligations(4)	576.0	208.0	300.8	55.1	12.1
Capital commitment to fund investment(5)	—	—	—	—	—
Uncertain tax positions(6)	—	—	—	—	—
Total(7)	$4,694.6	$394.9	$2,196.9	$212.9	$1,890.0
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
(4)Purchase obligations relate to payments to Kyndryl, Inc. related to the Amended IT Services Agreement (as described below) that expires in fiscal year 2027, the Private Cloud Agreement (as described below) that expires in fiscal year 2030, the AWS Cloud Agreement (as described below) that expires in fiscal year 2027, as well as other data center arrangements and software license agreements including hosted software arrangements, and software and hardware maintenance and support agreements, and certain other related arrangements. Purchase obligations also includes $53.0 million of other liabilities recorded on the Company’s Consolidated Balance Sheet as of June 30, 2024.
(5)The Company has a future commitment to fund $0.4 million to an investee that is not included in the table above due to the uncertainty of the timing of this future payment.
(6)Due to the uncertainty related to the timing of the reversal of uncertain tax positions, only uncertain tax benefits related to certain settlements have been provided in the table above. The Company is unable to make reasonably reliable estimates related to the timing of the remaining gross unrecognized tax benefit liability of $78.9 million (inclusive of interest). See Note 18, “Income Taxes” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for further detail.
(7)Certain post-employment benefit obligations reported in our Consolidated Balance Sheets in the amount of $79.3 million as of June 30, 2024 were not included in the table above due to the uncertainty of the timing of these future payments.
Data Center Agreements
The Company is a party to an Amended and Restated IT Services Agreement with Kyndryl, Inc. (“Kyndryl”), an entity formed by IBM’s spin-off of its managed infrastructure services business, under which Kyndryl provides certain aspects of the Company’s information technology infrastructure, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The Amended and Restated IT Services Agreement expires on June 30, 2027, however the Company may renew the agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended and Restated IT Services Agreement at June 30, 2024 are $113.4 million through June 30, 2027, the final year of the Amended and Restated IT Services Agreement.

The Company is a party to an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which Kyndryl operates, manages and supports the Company’s private cloud global distributed platforms and products, and operates and manages certain Company networks. The Private Cloud Agreement expires on March 31, 2030. Fixed minimum commitments remaining under the Private Cloud Agreement at June 30, 2024 are $106.3 million through March 31, 2030, the final year of the contract.
The following table summarizes the capitalized costs related to data center agreements as of June 30, 2024:

	Amended and Restated IT Services Agreement	Other	Total
	(in millions)
Capitalized costs, beginning balance	$63.0	$7.7	$70.7
Capitalized costs incurred	—	—	—
Impact of foreign currency exchange	—	—	—
Total capitalized costs, ending balance	63.0	7.7	70.7
Total accumulated amortization	(53.2)	(6.1)	(59.3)
Net Deferred Costs	$9.8	$1.6	$11.4
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at June 30, 2024 are $136.1 million in the aggregate through December 31, 2026.
Investments
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investment in this variable interest entity totaled $34.3 million as of June 30, 2024, which represents the carrying value of the Company's investment.
In addition, as of June 30, 2024, the Company also has a future commitment to fund $0.4 million to one of the Company’s other investees.
Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at June 30, 2024.
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

In January 2022, we executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of our net investment in our subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of our U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At June 30, 2024, our position on the cross-currency swaps was an asset of $59.9 million, and is recorded as part of Other non-current assets on the Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. We have elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in our Consolidated Statements of Earnings.
In connection with the acquisition of Itiviti, in May 2021 we settled a forward treasury lock agreement that was designated as a cash flow hedge, for a pre-tax loss of $11.0 million, after which the final settlement loss is being amortized into Interest expense, net ratably over the ten year term of the Fiscal 2021 Senior Notes. The expected amount of the existing loss that will be amortized into earnings before income taxes within the next twelve months is approximately $1.1 million.
In the normal course of business, we also enter into contracts in which it makes representations and warranties that relate to the performance of our products and services. We do not expect any material losses related to such representations and warranties, or collateral arrangements.
Recently Issued Accounting Pronouncements
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
Interest Rate Risk
As of June 30, 2024, $1,117.9 million, or 33%, of the Company’s total outstanding debt balance of $3,355.1 million is based on floating interest rates. Our $1,117.9 million in variable rate debt at June 30, 2024 consists of the outstanding portion of our Fiscal 2024 Amended Term Loan which bears interest at Adjusted Term SOFR plus 1.250% per annum (subject to a step-up to Adjusted Term SOFR plus 1.375% or step-downs to Adjusted Term SOFR plus 1.125% and Adjusted Term SOFR plus 1.000% in each case, based on ratings). We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings of a change in market interest rates on amounts borrowed from the revolving credit facility and Fiscal 2024 Amended Term Loans during the fiscal year ended June 30, 2024. Assuming a hypothetical increase of one hundred basis points in interest rates on our variable rate debt during the fiscal year ended June 30, 2024 and June 30, 2023, our pre-tax earnings would have decreased by approximately $14.4 million and $18.7 million, respectively; however, for both years, this would have been offset by interest earned on cash balances.
Foreign Currency Risk
While the substantial majority of our business is conducted within the U.S., approximately 14% of our fiscal year 2024 revenues were earned outside of the U.S. Our operations outside of the U.S. primarily reside in Canada, Europe and India. As a result, we are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-U.S. dollar-denominated foreign investments and foreign currency transactions, primarily with respect to the Canadian dollar, the British pound, the Euro, the Indian Rupee and the Swedish Krona.

We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate. In addition, we executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of our net investment in our subsidiaries whose functional currency is the Euro. At June 30, 2024, the fair value of these derivatives is an asset of $59.9 million. Refer to Note 19, “Contractual Commitments, Contingencies, and Off-Balance Sheet Arrangements” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for additional details on our cross-currency swap derivative contracts.
For the fiscal year ended June 30, 2024 and June 30, 2023, a hypothetical 10% decrease in the value of the Canadian dollar, the British pound, the Euro, the Indian Rupee, and the Swedish Krona versus the U.S. dollar would have resulted in a decrease in our total pre-tax earnings of approximately $22.5 million and $15.2 million, respectively.

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Broadridge Financial Solutions, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Broadridge Financial Solutions, Inc. and subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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

During fiscal year 2024, the Company performed the required impairment tests of goodwill and determined that there was no impairment. The Company also performed a sensitivity analysis under Step 1 of the goodwill impairment test assuming hypothetical reductions in the fair values of the reporting units. A 10% change in their estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in their calculations of the fair values of the reporting units would not result in an impairment of their goodwill.

Auditing the fair value of a reporting unit within the Global Technology Operations (GTO) segment involved a high degree of subjectivity, including the need to involve our fair value specialists, as it relates to evaluating whether management’s judgments in determining whether the projected future operating cash flows based on forecasted earnings before interest and taxes, including projections of revenues, selection of terminal value growth rates and the weighted-average cost of capital used to determine the discount rates were appropriate.

How this Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projected future operating cash flows based on forecasted earnings before interest and taxes, including projections of revenues, selection of the terminal value growth rates and weighted-average cost of capital used to determine the discount rates for a reporting unit within the GTO segment included the following, among others:
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
•    We evaluated the reasonableness of management’s projected future operating cash flows based on forecasted earnings before interest and taxes, including projections of revenues by comparing to (1) historical results for the reporting unit, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases, analyst and industry reports of the Company and companies in its peer group.
•    We considered the impact of changes in the regulatory environment, uncertainty in the market, and economic conditions on management’s forecasts.
•    With the assistance of our fair value specialists, we evaluated the discount rate and terminal value growth rate for the reporting unit, including testing the underlying source information and the mathematical accuracy of the calculations by developing a range of independent estimates and comparing those to the discount and terminal value growth rates selected by management.

/s/ DELOITTE & TOUCHE LLP
New York, New York
August 6, 2024
We have served as the Company's auditor since 2007.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Earnings
(In millions, except per share amounts)

		Years ended June 30,
		2024	2023	2022
Revenues	(Note 3)	$6,506.8	$6,060.9	$5,709.1
Operating expenses:
Cost of revenues		4,572.9	4,275.5	4,116.9
Selling, general and administrative expenses		916.8	849.0	832.3
Total operating expenses		5,489.7	5,124.5	4,949.2
Operating income		1,017.1	936.4	759.9
Interest expense, net	(Note 5)	(138.1)	(135.5)	(84.7)
Other non-operating expenses, net		(1.7)	(6.0)	(3.0)
Earnings before income taxes		877.4	794.9	672.2
Provision for income taxes	(Note 18)	179.3	164.3	133.1
Net earnings		$698.1	$630.6	$539.1

Basic earnings per share		$5.93	$5.36	$4.62
Diluted earnings per share		$5.86	$5.30	$4.55

Weighted-average shares outstanding:
Basic	(Note 4)	117.7	117.7	116.7
Diluted	(Note 4)	119.1	119.0	118.5
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years ended June 30,
	2024	2023	2022
Net earnings	$698.1	$630.6	$539.1
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(46.8)	(59.4)	(247.0)
Pension and post-retirement liability adjustment, net of tax benefit (provision) of $0.4, $(0.1) and $(3.4) for the years ended June 30, 2024, 2023 and 2022, respectively	(1.1)	0.2	10.6
Cash flow hedge amortization, net of taxes of $(0.3), $(0.3), and $(0.2) for the years ended June 30, 2024, 2023 and 2022, respectively	0.8	0.8	0.8
Total other comprehensive income (loss), net	(47.0)	(58.4)	(235.6)
Comprehensive income	$651.1	$572.2	$303.6
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Balance Sheets
(In millions, except per share amounts)

		June 30, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents		$304.4	$252.3
Accounts receivable, net of allowance for doubtful accounts of $9.7 and $7.2, respectively		1,065.6	974.0
Other current assets		170.9	166.2
Total current assets		1,540.9	1,392.5
Property, plant and equipment, net	(Note 9)	162.2	145.7
Goodwill	(Note 10)	3,469.4	3,461.6
Intangible assets, net	(Note 10)	1,307.2	1,467.2
Deferred client conversion and start-up costs	(Note 11)	892.1	937.0
Other non-current assets	(Note 12)	870.6	829.2
Total assets		$8,242.4	$8,233.2
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	(Note 14)	$—	$1,178.5
Payables and accrued expenses	(Note 13)	1,194.4	1,019.5
Contract liabilities		227.4	199.8
Total current liabilities		1,421.8	2,397.8
Long-term debt	(Note 14)	3,355.1	2,234.7
Deferred taxes	(Note 18)	277.3	391.3
Contract liabilities		469.2	492.8
Other non-current liabilities	(Note 15)	550.9	476.0
Total liabilities		6,074.2	5,992.6
Commitments and contingencies	(Note 19)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.5 and 154.5 shares, respectively; outstanding, 116.7 and 118.1 shares, respectively		1.6	1.6
Additional paid-in capital		1,552.5	1,436.8
Retained earnings		3,435.1	3,113.0
Treasury stock, at cost: 37.8 and 36.4 shares, respectively		(2,489.2)	(2,026.1)
Accumulated other comprehensive income (loss)	(Note 20)	(331.7)	(284.7)
Total stockholders’ equity		2,168.2	2,240.6
Total liabilities and stockholders’ equity		$8,242.4	$8,233.2
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years ended June 30,
	2024	2023	2022
Cash Flows From Operating Activities
Net earnings	$698.1	$630.6	$539.1
Adjustments to reconcile Net earnings to net cash flows from operating activities:
Depreciation and amortization	119.8	84.4	82.4
Amortization of acquired intangibles and purchased intellectual property	200.3	214.4	250.2
Amortization of other assets	157.8	126.2	131.4
Write-down of long lived assets and related charges	18.2	2.5	39.5
Stock-based compensation expense	70.6	73.1	68.4
Deferred income taxes	(119.7)	(50.8)	50.7
Other	(57.7)	(27.4)	(17.9)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(37.4)	19.6	(85.4)
Other current assets	(2.8)	(10.0)	12.2
Payables and accrued expenses	136.5	(104.5)	(26.7)
Contract liabilities	80.6	328.5	109.5
Other non-current assets	(232.4)	(472.4)	(696.9)
Other non-current liabilities	24.3	9.1	(13.1)
Net cash flows from operating activities	1,056.2	823.3	443.5
Cash Flows From Investing Activities
Capital expenditures	(57.4)	(38.4)	(29.0)
Software purchases and capitalized internal use software	(55.6)	(36.8)	(44.1)
Acquisitions, net of cash acquired	(34.3)	—	(13.3)
Other investing activities	(0.8)	(5.3)	(24.0)
Net cash flows from investing activities	(148.0)	(80.4)	(110.4)
Cash Flows From Financing Activities
Debt proceeds	1,022.7	990.0	670.0
Debt repayments	(1,082.7)	(1,375.0)	(765.5)
Dividends paid	(368.2)	(331.0)	(290.7)
Purchases of Treasury stock	(485.4)	(24.3)	(22.8)
Proceeds from exercise of stock options	72.4	43.1	60.2
Other financing activities	(14.3)	(17.5)	(22.0)
Net cash flows from financing activities	(855.5)	(714.7)	(370.8)
Effect of exchange rate changes on Cash and cash equivalents	(0.6)	(0.6)	(12.2)
Net change in Cash and cash equivalents	52.1	27.6	(49.9)
Cash and cash equivalents, beginning of fiscal year	252.3	224.7	274.5
Cash and cash equivalents, end of fiscal year	$304.4	$252.3	$224.7
Supplemental disclosure of cash flow information:
Cash payments made for interest	$143.0	$136.6	$82.3
Cash payments made for income taxes, net of refunds	$240.2	$180.2	$77.4
Non-cash investing and financing activities:
Accrual of unpaid property, plant, equipment and software	$1.2	$0.8	$19.2
Accrual of unpaid stock repurchase excise tax	$2.7	$—	$—
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2021	154.5	$1.6	$1,245.5	$2,583.8	$(2,030.9)	$9.2	$1,809.1
Comprehensive income (loss)	—	—	—	539.1	—	(235.6)	303.6
Stock option exercises	—	—	60.3	—	—	—	60.3
Stock-based compensation	—	—	67.8	—	—	—	67.8
Treasury stock acquired (0.1 shares)	—	—	—	—	(22.8)	—	(22.8)
Treasury stock reissued (1.3 shares)	—	—	(28.9)	—	28.9	—	—
Common stock dividends ($2.56 per share)	—	—	—	(298.9)	—	—	(298.9)
Balances, June 30, 2022	154.5	1.6	1,344.7	2,824.0	(2,024.8)	(226.3)	1,919.1
Comprehensive income (loss)	—	—	—	630.6	—	(58.4)	572.2
Stock option exercises	—	—	43.2	—	—	—	43.2
Stock-based compensation	—	—	72.0	—	—	—	72.0
Treasury stock acquired (0.2 shares)	—	—	—	—	(24.3)	—	(24.3)
Treasury stock reissued (1.0 shares)	—	—	(23.1)	—	23.1	—	—
Common stock dividends ($2.90 per share)	—	—	—	(341.6)	—	—	(341.6)
Balances, June 30, 2023	154.5	1.6	1,436.8	3,113.0	(2,026.1)	(284.7)	2,240.6
Comprehensive income (loss)	—	—	—	698.1	—	(47.0)	651.1
Stock option exercises	—	—	72.0	—	—	—	72.0
Stock-based compensation	—	—	68.5	—	—	—	68.5
Treasury stock acquired (2.5 shares)	—	—	—	—	(488.1)	—	(488.1)
Treasury stock reissued (1.1 shares)	—	—	(24.9)	—	24.9	—	—
Common stock dividends ($3.20 per share)	—	—	—	(376.0)	—	—	(376.0)
Balances, June 30, 2024	154.5	$1.6	$1,552.5	$3,435.1	$(2,489.2)	$(331.7)	$2,168.2
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Notes to Consolidated Financial Statements
NOTE 1.    BASIS OF PRESENTATION
A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation and a part of the S&P 500® Index, is a global financial technology leader powering investing, corporate governance, and communications to enable our clients to operate, innovate, and grow. We deliver technology-driven solutions to banks, broker-dealers, asset and wealth managers, public companies, investors, and mutual funds.
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
For asset managers and retirement service providers, Broadridge offers data-driven solutions and an end-to-end platform for content management, composition, and omni-channel distribution of regulatory, marketing, and transactional information. Broadridge’s data and analytics solutions provide investment product distribution data, analytical tools, insights, and research to enable asset managers to optimize product distribution across retail and institutional channels globally. Broadridge also provides fiduciary-focused learning and development, software and technology, and data and analytics services to advisors, institutions and asset managers across the retirement and wealth ecosystem.Through its Retirement and Workplace business (“Broadridge Retirement and Workplace”), Broadridge provides automated mutual fund and exchange-traded funds trade processing services for financial institutions who submit trades on behalf of their clients such as qualified and non-qualified retirement plans and individual wealth accounts. In addition, Broadridge’s marketing and transactional communications solutions provide a content management and omni-channel distribution platform for marketing and sales communications for asset managers, insurance providers and retirement service providers.
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
Broadridge provides omni-channel customer communications solutions which include print and digital solutions to modernize technology infrastructures, simplify communications processes, accelerate digital adoption and improve the customer experience. Through one point of integration, the Broadridge Communications CloudSM platform helps companies create, deliver, and manage their communications and customer engagement. The platform includes data-driven composition tools, identity and preference management, omni-channel optimization and digital communication experience, archive and information management, digital and print delivery, and analytics and reporting tools.

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
Broadridge’s capital markets technology and solutions deliver simplification and innovation across the trade lifecycle, from order initiation to settlement. Through Broadridge Trading and Connectivity Solutions, Broadridge offers a set of global front-office trade order and execution management systems and connectivity solutions that enable market participants to connect and trade. Broadridge’s front-office solutions, post-trade product suite and other capital markets capabilities enable its clients to streamline their front-to-back technology platforms and operations and increase straight-through-processing efficiencies, across equities, fixed income, exchange-traded derivatives, and other asset classes. Broadridge also provides a set of multi-asset, multi-entity and multi-currency trading, connectivity and post-trade solutions that support processing of securities transactions in equities, options, fixed income securities, foreign exchange, exchange-traded derivatives and mutual funds. Provided on a SaaS basis within large user communities, Broadridge’s technology is a global solution, processing clearance and settlement in over 100 countries. Broadridge’s technology enables its clients to meet the requirements of market change such as the T+1 securities settlement cycle and Broadridge’s solutions enable global capital markets firms to access market liquidity, drive more effective market making and efficient front-to-back trade processing.
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
G. Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventory balances of $30.5 million and $34.1 million, consisting of forms and envelopes used in the mailing of proxy and other materials to our customers, are reflected in Other current assets in the Consolidated Balance Sheets at June 30, 2024 and 2023, respectively.
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
I. Deferred Sales Commission Costs. The Company defers incremental costs to obtain a client contract that it expects to recover, which consists of sales commissions incurred, only if the contract is executed. Deferred sales commission costs are amortized on a straight-line basis using a portfolio approach consistent with the pattern of transfer of the goods or services to which the asset relates, which also considers expected customer lives. As a practical expedient, the Company recognizes the sales commissions as an expense when incurred if the amortization period of the sales commission asset that the entity otherwise would have recognized is one year or less. The Company evaluates the carrying value of deferred sales commission costs for impairment on the basis of whether these costs are fully recoverable from the expected future undiscounted net operating cash flows of the portfolio of clients to which the deferred sales commission costs relate. Refer to Note 12, “Other Non-Current Assets” for further information related to the Company’s Deferred sales commission costs.
J. Deferred Data Center Costs. Data center costs relate to conversion costs associated with our principal data center systems and applications. Costs directly related to the activities necessary to make the data center usable for its intended purpose are deferred and amortized over the life of the contract on a straight-line basis commencing on the date the data center has achieved full functionality. These deferred costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2024 and 2023, respectively. Refer to Note 12, “Other Non-Current Assets” for a further description of the Company’s Deferred data center costs.
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
S. Concentration of Risk. The majority of our clients operate in the financial services industry. Our largest single client in each of our fiscal years 2024, 2023 and 2022 accounted for approximately 8%, 7%, and 7% of our consolidated revenues.
T. New Accounting Pronouncements.
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU No. 2021-08”), which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. ASU No. 2021-08 became effective for the Company in the first quarter of fiscal year 2024. The adoption of ASU No. 2021-08 did not have a material impact on the Company's Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
In March, 2024, the FASB issued ASU No. 2024-01, “Compensation—Stock Compensation - Scope Application of Profits Interest and Similar Awards” (“ASU No. 2024-01”), which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of Topic 718 or another accounting standard. ASU No. 2024-01 is effective for the Company in the first quarter of fiscal year 2026. Early adoption of the amendments is permitted. The Company is currently assessing the impact that the adoption of ASU No. 2024-01 will have on the Company’s Consolidated Financial Statements.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” (“ASU No. 2023-09”), which requires an entity to annually disclose specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. ASU No. 2023-09 is effective for the Company in the fourth quarter of fiscal year 2026. Early adoption of the amendments is permitted. The Company is currently assessing the impact that the adoption of ASU No. 2023-09 will have on the Company’s Consolidated Financial Statements.
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

	Years ended June 30,
	2024	2023	2022
	(in millions)
Investor Communication Solutions
Regulatory	$1,195.6	$1,141.4	$1,075.4
Data-driven fund solutions	435.2	404.3	363.7
Issuer	259.8	242.6	215.9
Customer communications	683.1	673.1	615.4
Total ICS Recurring revenues	2,573.6	2,461.4	2,270.3

Equity and other	151.0	116.5	115.0
Mutual funds	134.2	94.5	154.4
Total ICS Event-driven revenues	285.2	211.0	269.4

Distribution revenues	1,999.0	1,863.1	1,717.0

Total ICS Revenues	$4,857.9	$4,535.6	$4,256.6

Global Technology and Operations
Capital markets	$1,049.2	$965.2	$902.7
Wealth and investment management	599.7	560.1	549.7
Total GTO Recurring revenues	1,648.9	1,525.2	1,452.4

Total Revenues	$6,506.8	$6,060.9	$5,709.1

Revenues by Type
Recurring revenues	$4,222.6	$3,986.7	$3,722.7
Event-driven revenues	285.2	211.0	269.4
Distribution revenues	1,999.0	1,863.1	1,717.0
Total Revenues	$6,506.8	$6,060.9	$5,709.1

Contract Balances
The following table provides information about contract assets and liabilities:

	June 30, 2024	June 30, 2023	June 30, 2022
	(in millions)
Contract assets	$125.3	$109.1	$118.5
Contract liabilities	$696.6	$692.6	$414.3

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
During the fiscal year ended June 30, 2024, contract assets increased primarily due to an increase in software term license revenues, while contract liabilities increased due to the timing of client invoices in relation to the timing of revenue recognized. During the fiscal year ended June 30, 2023, contract assets decreased primarily due to a decrease in software term license revenues and contract liabilities increased primarily due to growth in revenues and the timing of client payments. The Company recognized $249.4 million of revenue during the fiscal year ended June 30, 2024 that was included in the contract liability balance as of June 30, 2023. The Company recognized $236.5 million of revenue during the fiscal year ended June 30, 2023 that was included in the contract liability balance as of June 30, 2022. The Company recognized $233.8 million of revenue during fiscal year ended June 30, 2022 that was included in the contract liability balance as of June 30, 2021.
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
As of June 30, 2024, 2023 and 2022, the computation of diluted EPS excluded 0.3 million, 1.2 million and 0.7 million options to purchase Broadridge common stock, respectively, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Years ended June 30,
	2024	2023	2022
	(in millions)
Weighted-average shares outstanding:
Basic	117.7	117.7	116.7
Common stock equivalents	1.4	1.3	1.8
Diluted	119.1	119.0	118.5
NOTE 5.    INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Years ended June 30,
	2024	2023	2022
	(in millions)
Interest expense on borrowings	$(150.2)	$(143.7)	$(87.7)
Interest income	12.1	8.2	3.0
Interest expense, net	$(138.1)	$(135.5)	$(84.7)
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

FISCAL YEAR 2024 BUSINESS COMBINATION
AdvisorTarget
In May 2024, the Company acquired AdvisorTarget, a market leader in providing asset management and wealth management firms with data products to help power digital marketing, sales and engagement programs targeting financial advisors. AdvisorTarget is included in the Company’s ICS reportable segment. The aggregate purchase price included $34.3 million in cash, $1.0 million in deferred payments, $1.6 million for the settlement of a preexisting relationship, and contingent consideration with a maximum potential pay-out of $30.5 million. The contingent consideration is payable through fiscal year 2028 upon the achievement by the acquired business of certain defined revenue targets. Net tangible liabilities assumed in the transaction were $3.1 million, and contingent liabilities incurred were valued at $14.0 million. This acquisition resulted in $41.8 million of Goodwill, which is tax deductible. Intangible assets acquired, which totaled $12.1 million, consist primarily of software technology and customer relationships, which are being amortized over a five-year life.
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

The following tables set forth the Company’s financial assets and liabilities at June 30, 2024 and 2023, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.8	$—	$—	$0.8
Other non-current assets:
Securities (a)	170.6	—	—	170.6
Derivative asset	—	59.9	—	59.9
Total assets as of June 30, 2024	$171.4	$59.9	$—	$231.3
Liabilities:
Contingent consideration obligations	$—	$—	$14.0	$14.0
Total liabilities as of June 30, 2024	$—	$—	$14.0	$14.0

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.7	$—	$—	$0.7
Other non-current assets:
Securities (a)	141.3	—	—	141.3
Derivative asset	—	66.7	—	66.7
Total assets as of June 30, 2023	$142.0	$66.7	$—	$208.7
Liabilities:
Contingent consideration obligations	$—	$—	$12.0	$12.0
Total liabilities as of June 30, 2023	$—	$—	$12.0	$12.0
_________
(a) Includes investments related to the Company’s Defined Benefit Pension Plans and Executive Retirement and Savings Plan (the “ERSP”).
In addition, the Company has non-marketable securities with a carrying amount of $58.3 million as of June 30, 2024 and $55.6 million as of June 30, 2023 that are classified as Level 2 financial assets and included as part of Other non-current assets on the Consolidated Balance Sheets.
The following table sets forth an analysis of changes during fiscal years 2024 and 2023 in Level 3 financial liabilities of the Company:

	June 30,
	2024	2023
	(in millions)
Beginning balance	$12.0	$12.9
Additional contingent consideration incurred	14.0	—
Net decrease in contingent consideration liability	(6.7)	(0.5)
Foreign currency impact on contingent consideration liability	(0.1)	(0.4)
Payments	(5.2)	—
Ending balance	$14.0	$12.0
The Company did not incur any Level 3 fair value asset impairments during fiscal year 2024 or fiscal year 2023. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year.

NOTE 8.    LEASES
The Company’s leases consist primarily of real estate leases in locations where the Company maintains operations, and are classified as operating leases.
The Company evaluates each lease and service arrangement at inception to determine if the arrangement is, or contains, a lease. A lease exists if the Company obtains substantially all of the economic benefits of and has the right to control the use of an asset for a period of time. The lease term begins on the commencement date, which is the date the Company takes possession of the leased property and also classifies the lease as either operating or finance, and may include options to extend or terminate the lease if exercise of the option to extend or terminate the lease is considered to be reasonably certain. The Company’s options to extend or terminate a lease generally do not exceed five years. The lease term is used both to determine lease classification as an operating or finance lease and to calculate straight-line lease expense for operating leases. The weighted average remaining operating lease term as of June 30, 2024 was 6.9 years.
ROU assets represent the Company’s right to use an underlying asset for the lease term while lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. ROU assets also include prepaid lease payments and exclude lease incentives received. Certain leases require the Company to pay taxes, insurance, maintenance, and/or other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature (e.g. based on actual costs incurred). These variable lease costs are recognized as a variable lease expense when incurred. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to measure the lease liability and the associated ROU asset at commencement date. The incremental borrowing rate was determined based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate. The weighted average discount rate used in measurement of the Company’s operating lease liabilities as of June 30, 2024 was 3.0%.
Supplemental Balance Sheet Information

	June 30,
	2024	2023
	(in millions)
Assets:
Operating lease ROU assets (a)	$186.2	$198.3

Liabilities:
Operating lease liabilities (a) - Current	$38.0	$40.9
Operating lease liabilities (a) - Non-current	183.8	198.5
Total Operating lease liabilities	$221.9	$239.4
_________
(a)Operating lease assets are included within Other non-current assets, and operating lease liabilities are included within Payables and accrued expenses (current portion) and Other non-current liabilities (non-current portion) in the Company’s Consolidated Balance Sheets as of June 30, 2024 and 2023, respectively.

Components of Lease Cost (a)

	Years ended June 30,
	2024	2023
	(in millions)
Operating lease cost	$39.9	$41.0
Variable lease cost	$29.0	$26.0
_________
(a)Lease cost is included within Cost of revenues and Selling, general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s Consolidated Statements of Earnings.

Supplemental Cash Flow Information

	Years ended June 30,
	2024	2023
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$35.9	$36.3
ROU assets obtained in exchange for operating lease liabilities	$21.8	$6.4

Maturity of Lease Liabilities under ASC 842 (Leases)
Future rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows at June 30, 2024:

Operating Leases
Years Ending June 30,	(in millions)
2025	$45.2
2026	40.7
2027	38.7
2028	34.3
2029	28.0
Thereafter	71.0
Total lease payments	258.0
Less: Discount Amount	36.1
Present value of operating lease liabilities	$221.9

NOTE 9.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment at cost and Accumulated depreciation at June 30, 2024 and 2023 are as follows:

	June 30,
	2024	2023
	(in millions)
Property, plant and equipment:
Land and buildings	$2.5	$2.5
Equipment	383.4	350.8
Furniture, leaseholds and other	220.7	200.6
	606.6	553.9
Less: Accumulated depreciation	(444.4)	(408.2)
Property, plant and equipment, net	$162.2	$145.7
In fiscal years 2024 and 2023, Property, plant and equipment and Accumulated depreciation were each reduced by $3.7 million and $4.3 million, respectively, for asset retirements related to fully depreciated property, plant and equipment no longer in use.
Depreciation expense for Property, plant and equipment for the years ended June 30, 2024, 2023 and 2022 was as follows:

	Years ended June 30,
	2024	2023	2022
	(in millions)
Depreciation expense for Property, plant and equipment	$40.6	$41.2	$43.3

NOTE 10.    GOODWILL AND INTANGIBLE ASSETS, NET
Changes in Goodwill for the fiscal years ended June 30, 2024 and 2023 are as follows:

	Investor Communication Solutions	Global Technology and Operations	Total
	(in millions)
Goodwill, gross, at June 30, 2022	$1,043.7	$2,441.2	$3,484.9
Additions	—	—	—
Foreign currency translation and other	(0.9)	(22.4)	(23.3)
Fair value adjustments (a)	—	—	—
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2023	$1,042.8	$2,418.8	$3,461.6

Goodwill, gross, at June 30, 2023	$1,042.8	$2,418.8	$3,461.6
Additions	41.8	—	41.8
Foreign currency translation and other	(0.3)	(33.7)	(34.0)
Fair value adjustments (a)	—	—	—
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2024	$1,084.3	$2,385.1	$3,469.4
_________
(a) Fair value adjustments includes adjustments to goodwill as part of finalization of the purchase price allocations.
Additions for the fiscal year ended June 30, 2024 include $41.8 million for the acquisition of AdvisorTarget.
During fiscal years 2024, 2023 and 2022, the Company performed the required impairment tests of Goodwill and determined that there was no impairment. The Company also performs a sensitivity analysis under Step 1 of the goodwill impairment test assuming hypothetical reductions in the fair values of the reporting units. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates, which are the most significant estimates used in our calculations of the fair values of the reporting units, would not result in an impairment of our goodwill.
Intangible assets at cost and accumulated amortization at June 30, 2024 and 2023 are as follows:

	June 30,
	2024			2023
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
	(in millions)
Software licenses	$233.9	$(168.5)	$65.3	$183.7	$(154.2)	$29.5
Acquired software technology	295.0	(215.3)	79.7	292.4	(165.5)	126.9
Customer contracts and lists	1,140.4	(698.0)	442.4	1,150.8	(558.5)	592.4
Acquired intellectual property	136.6	(136.6)	—	136.6	(136.6)	—
Internal use software	823.1	(103.3)	719.8	762.9	(44.8)	718.1
Other intangibles	20.2	(20.2)	0.1	23.7	(23.3)	0.4
	$2,649.2	$(1,342.0)	$1,307.2	$2,550.2	$(1,082.9)	$1,467.2
All of the intangible assets have finite lives and as such, are subject to amortization.

The weighted-average remaining useful life of the intangible assets is as follows:

Weighted-Average Remaining Useful Life (Years)
Acquired software technology	2.0
Software licenses	2.7
Customer contracts and lists	3.4
Internal use software	16.0
Other intangibles	0.2
Total weighted-average remaining useful life	10.2
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
Amortization of intangibles for the years ended June 30, 2024, 2023 and 2022 was as follows:

	Years ended June 30,
	2024	2023	2022
	(in millions)
Amortization expense for intangible assets	$279.5	$257.6	$289.3
Estimated remaining amortization expenses of the Company’s existing intangible assets for the next five fiscal years and thereafter are as follows:

Years Ending June 30,	(in millions)
2025	$276.0
2026	253.5
2027	164.1
2028	125.1
2029	45.2
Thereafter	443.2
Total	$1,307.2
NOTE 11.    DEFERRED CLIENT CONVERSION AND START-UP COSTS
Deferred client conversion and start-up costs consisted of the following:

	June 30,
	2024	2023
	(in millions)
Deferred client conversion and start-up costs	$884.5	$925.4
Other start-up costs	7.6	11.5
Total	$892.1	$937.0
Deferred Client Conversion and Start-up Costs
Deferred client conversion and start-up costs include direct costs incurred to set up or convert a client’s systems to function with the Company’s technology, and are generally deferred and recognized on a straight-line basis over the service term of the arrangement to which the costs relate, which commences when the client goes live with the Company’s services. The key judgment for determining the amount of costs to be deferred relates to the extent to which such costs are recoverable. This estimate includes (i) projected future client revenues, including variable revenues, offset by an estimate of conversion costs including an estimate of onboarding costs as well as ongoing operational costs, and (ii) an estimate of the expected client life. This is also the basis for how the Company assesses such costs for impairment.

Deferred client conversion and start-up costs of $892.1 million as of June 30, 2024 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $884.5 million, as well as other start-up costs of $7.6 million. Deferred client conversion and start-up costs of $937.0 million as of June 30, 2023 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $925.4 million, as well as other start-up costs of $11.5 million.
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses for the fiscal year ended June 30, 2024 and 2023 was $132.9 million and $94.9 million, respectively.
NOTE 12.    OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	June 30,
	2024	2023
	(in millions)
Long-term investments	$271.1	$241.9
ROU assets (a)	186.2	198.3
Deferred sales commissions costs	131.2	114.1
Contract assets (b)	125.3	109.1
Long-term broker fees	34.9	32.0
Deferred data center costs (c)	11.8	15.4
Other (d)	110.1	118.3
Total	$870.6	$829.2
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
(d) Includes $59.9 million and $66.7 million derivative assets as of June 30, 2024 and June 30, 2023, respectively, related to the Company’s cross-currency swap derivative contracts. Please refer to Note 19, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.

NOTE 13.    PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	June 30,
	2024	2023
	(in millions)
Accounts payable	$314.0	$157.3
Employee compensation and benefits	354.4	335.6
Accrued broker fees	126.3	148.0
Accrued taxes	112.5	69.7
Accrued dividend payable	93.4	85.6
Business process outsourcing administration fees	59.9	61.7
Customer deposits	52.7	65.6
Operating lease liabilities	38.0	40.9
Other	43.3	55.1
Total	$1,194.4	$1,019.5
Restructuring Charges
The total Employee compensation and benefits liability within the table above of $354.4 million and $335.6 million, respectively, includes a restructuring liability of $38.9 million and $19.5 million as of June 30, 2024 and 2023, respectively.
During the fourth quarter of fiscal year 2024, Broadridge completed a corporate restructuring initiative to exit and realign some of its businesses, streamline the Company’s management structure, reallocate work to lower cost locations, and reduce headcount in deprioritized areas (the “Corporate Restructuring Initiative”), which was initiated in the fourth quarter of fiscal year 2023. For fiscal years 2024 and 2023, this restructuring resulted in total severance costs of $45.2 million and $20.4 million, respectively recorded in Operating expenses. These costs were not reflected in segment profit and are recorded within the Other segment.

NOTE 14.    BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at June 30, 2024	Carrying value at June 30, 2024	Carrying value at June 30, 2023	Unused Available Capacity	Fair Value at June 30, 2024
			(in millions)
Current portion of long-term debt
Fiscal 2021 Term Loans (a)	May 2024	$—	$—	$1,178.5	$—	$—
Total		$—	$—	$1,178.5	$—	$—

Long-term debt, excluding current portion
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$—	$—	$—	$1,100.0	$—
Multicurrency tranche	April 2026	—	—	—	400.0	—
Total Revolving Credit Facility		$—	$—	$—	$1,500.0	$—

Fiscal 2024 Amended Term Loan (a)	August 2026	$1,120.0	$1,117.9	$—	$—	$1,120.0

Fiscal 2016 Senior Notes	June 2026	$500.0	$498.7	$498.0	$—	$480.4
Fiscal 2020 Senior Notes	December 2029	750.0	745.1	744.3	—	667.7
Fiscal 2021 Senior Notes	May 2031	1,000.0	993.4	992.5	—	843.5
Total Senior Notes		$2,250.0	$2,237.2	$2,234.7	$—	$1,991.6

Total long-term debt		$3,370.0	$3,355.1	$2,234.7	$1,500.0	$3,111.6

Total debt		$3,370.0	$3,355.1	$3,413.3	$1,500.0	$3,111.6
_________
(a) The Fiscal 2021 Term Loans were reclassified from Current portion of long-term debt to Long-term debt in the first quarter of fiscal year 2024 upon amendment of the loan, to reflect the remaining maturity of more than one year.
Future principal payments on the Company’s outstanding debt are as follows (in millions):

	2025	2026	2027	2028	2029	Thereafter	Total
Years ending June 30,	$—	$500.0	$1,120.0	$—	$—	$1,750.0	$3,370.0
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
The weighted-average interest rate on the Fiscal 2021 Revolving Credit Facility was 6.50%, 4.95% and 1.30% for the fiscal years ended June 30, 2024, 2023 and 2022, respectively. The fair value of the variable-rate Fiscal 2021 Revolving Credit Facility borrowings at June 30, 2024 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

Under the Fiscal 2021 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Swedish Kronor and Yen bears interest at Adjusted Term SOFR, CDOR, EURIBOR, TIBOR and STIBOR, respectively, plus 1.100% (subject to step-ups to 1.175% and step-downs to 0.805% based on public debt ratings) and revolving loans denominated in Sterling bears interest at SONIA plus 1.1326% per annum (subject to step-ups to 1.2076% and step-downs to 0.8376% based on ratings). The Fiscal 2021 Revolving Credit Facility also has an annual facility fee equal to 15.0 basis points on the entire facility (subject to step-ups to 20.0 basis points and step-downs to 7.0 basis points based on ratings). The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2021 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2021 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At June 30, 2024, the Company is in compliance with all covenants of the Fiscal 2021 Revolving Credit Facility.
Fiscal 2021 Term Loans: In March 2021, the Company entered into an amended and restated term credit agreement as amended on December 23, 2021 and May 23, 2023, (“Term Credit Agreement”) providing for term loan commitments in an aggregate principal amount of $2.55 billion, comprised of a $1.0 billion tranche (“Tranche 1”) and a $1.55 billion tranche (“Tranche 2,” together with Tranche 1, the “Fiscal 2021 Term Loans”). The proceeds of the Fiscal 2021 Term Loans were used by the Company to solely finance the acquisition of Itiviti and pay certain fees and expenses in connection therewith. Once borrowed, amounts repaid or prepaid in respect of such Fiscal 2021 Term Loans may not be reborrowed. The Tranche 1 Loan was to mature on the date that is 18 months after the date on which the Fiscal 2021 Term Loans were borrowed (the “Funding Date”), but was repaid in full in May 2021 with proceeds from the Fiscal 2021 Senior Notes (as discussed further below). The Tranche 2 Loan was to mature in May 2024. The Tranche 2 Loan bore interest at Adjusted Term SOFR plus 1.000% per annum (subject to step-ups to Adjusted Term SOFR plus 1.250% or a step-down to SOFR plus 0.750% based on ratings). On May 23, 2023, we amended the interest rate index from LIBOR to Adjusted Term SOFR. All other terms remained unchanged.
Fiscal 2024 Amended Term Loan: On August 17, 2023, the Company amended and restated the Term Credit Agreement (the “Amended and Restated Term Credit Agreement”), providing for term loan commitment in an aggregate principal amount of $1.3 billion, replacing the Tranche 2 Loan of the Fiscal 2021 Term Loans (the “Fiscal 2024 Amended Term Loan”). The Fiscal 2024 Amended Term Loan will mature in August 2026 on the third anniversary of the amended Funding Date of August 17, 2023. The Fiscal 2024 Term Loan bears interest at Adjusted Term SOFR plus 1.250% per annum (subject to a step-up to Adjusted Term SOFR plus 1.375% or step-downs to Adjusted Term SOFR plus 1.125% and Adjusted Term SOFR plus 1.000% in each case, based on ratings).
The Company may voluntarily prepay the Fiscal 2024 Amended Term Loan in whole or in part and without premium or penalty. In the event of receipt of cash proceeds by the Company or its subsidiaries from certain incurrences of indebtedness, certain equity issuances, and certain sales, transfers or other dispositions of assets, the Company will be required to prepay the Fiscal 2024 Term Loan, subject to certain limitations and qualifications as set forth in the Amended and Restated Term Credit Agreement. The Amended and Restated Term Credit Agreement is subject to certain covenants, including a leverage ratio. At June 30, 2024, the Company is in compliance with all covenants of the Fiscal 2024 Amended Term Loan.
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2024, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at June 30, 2024 and June 30, 2023 was $480.4 million and $471.4 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2024, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at June 30, 2024 and June 30, 2023 was $667.7 million and $641.0 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2021 Senior Notes: In May 2021, the Company completed an offering of $1.0 billion in aggregate principal amount of senior notes (the “Fiscal 2021 Senior Notes”). The Fiscal 2021 Senior Notes will mature on May 1, 2031 and bear interest at a rate of 2.60% per annum. Interest on the Fiscal 2021 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Fiscal 2021 Senior Notes were issued at a price of 99.957% (effective yield to maturity of 2.605%). The indenture governing the Fiscal 2021 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2024, the Company is in compliance with the covenants of the indenture governing the Fiscal 2021 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2021 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2021 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2021 Senior Notes at June 30, 2024 and June 30, 2023 was $843.5 million and $817.4 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2021 Revolving Credit Facility, Fiscal 2024 Amended Term Loan, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of June 30, 2024 and 2023, respectively, there were no outstanding borrowings under these lines of credit.
NOTE 15. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	June 30,
	2024	2023
	(in millions)
Operating lease liabilities	$183.8	$198.5
Post-employment retirement obligations	214.8	182.2
Non-current income taxes	59.0	52.4
Acquisition related contingencies	15.0	7.7
Other	78.3	35.2
Total	$550.9	$476.0
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
The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The Broadridge SORP and SERP are non-qualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $61.8 million at June 30, 2024 and $57.8 million at June 30, 2023 and are included in Other non-current assets in the accompanying Consolidated Balance Sheets. The SORP and the SERP had a total benefit obligation of $61.6 million at June 30, 2024 and $58.6 million at June 30, 2023 and are included in Other non-current liabilities in the accompanying Consolidated Balance Sheets.

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

The activity related to the Company’s incentive equity awards for the fiscal years ended June 30, 2024, 2023 and 2022 consisted of the following:

	Stock Options		Time-based RSUs		Performance-based RSUs
	Number of Options	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balances at June 30, 2021	3,203,682	$88.33	761,337	$117.07	247,580	$126.29
Granted	436,913	146.26	396,667	159.57	103,084	157.88
Exercised (a)	(850,514)	70.94	—	—	—	—
Vesting of RSUs (b)	—	—	(318,693)	117.62	(91,246)	119.65
Expired/forfeited	(83,396)	114.58	(88,459)	145.53	(49,137)	109.45
Balances at June 30, 2022	2,706,685	$102.34	750,852	$135.94	210,281	$148.59
Granted	577,046	144.34	393,541	139.36	110,624	139.00
Exercised (a)	(565,470)	76.38	—	—	—	—
Vesting of RSUs (b)	—	—	(333,625)	134.02	(108,475)	130.18
Expired/forfeited	(21,456)	141.35	(79,441)	144.18	(10,725)	144.91
Balances at June 30, 2023	2,696,805	$116.46	731,327	$137.76	201,705	$153.42
Granted	338,301	197.04	299,368	173.18	92,905	168.95
Exercised (a)	(732,491)	98.34	—	—	—	—
Vesting of RSUs (b)	—	—	(294,088)	152.47	(85,914)	158.22
Expired/forfeited	(121,994)	158.93	(53,923)	152.23	(46,891)	145.22
Balances at June 30, 2024 (c)	2,180,621	$132.68	682,684	$146.05	161,805	$152.21
 _________
(a)Stock options exercised during the fiscal years ended June 30, 2024, 2023 and 2022 had intrinsic values of $66.7 million, $51.2 million and $79.6 million, respectively.
(b)Time-based RSUs that vested during the fiscal years ended June 30, 2024, 2023 and 2022 had a total fair value of $59.0 million, $49.6 million and $50.5 million, respectively. Performance-based RSUs that vested during the fiscal years ended June 30, 2024, 2023 and 2022 had a total fair value of $17.2 million, $15.9 million and $14.3 million, respectively.
(c)As of June 30, 2024, the Company’s outstanding stock options using the fiscal year-end share price of $197.00 had an aggregate intrinsic value of $140.8 million. As of June 30, 2024, the Company’s outstanding “in the money” vested stock options using the fiscal year-end share price of $197.00 had an aggregate intrinsic value of $112.0 million. As of June 30, 2024, time-based RSUs and performance-based RSUs expected to vest using the fiscal year-end share price of $197.00 had an aggregate intrinsic value of $127.1 million and $29.8 million, respectively. Performance-based RSUs granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.

The tables below summarize information regarding the Company’s outstanding and exercisable stock options as of June 30, 2024:

	Outstanding Options
	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions) (a)
Range of Exercise Prices
$0.01 to $50.00	15,914	0.37	$45.09
$50.01 to $65.00	125,568	1.67	$55.01
$65.01 to $80.00	78,362	2.61	$67.32
$80.01 to $95.00	221,186	3.50	$93.36
$95.01 to $110.00	146,194	4.52	$99.43
$110.01 to $125.00	241,407	5.32	$117.50
$125.01 to $155.00	1,023,915	7.39	$145.32
$155.01 to $197.00	47,515	8.18	$174.78
$197.01 to $204.03	280,560	9.45	$198.77
	2,180,621	6.30	$132.68	$140.8

	Exercisable Options
Range of Exercise Prices	Options Exercisable	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions) (a)
$0.01 to $50.00	15,914	0.37	$45.09
$50.01 to $65.00	125,568	1.67	$55.01
$65.01 to $80.00	78,362	2.61	$67.32
$80.01 to $95.00	221,186	3.50	$93.36
$95.01 to $110.00	146,194	4.52	$99.43
$110.01 to $125.00	241,407	5.32	$117.50
$125.01 to $155.00	469,337	6.62	$145.40
$155.01 to $197.00	43,003	8.07	$174.55
$197.01 to $204.03	4,438	0.88	$198.30
	1,345,409	4.90	$113.78	$112.0
_________
(a) Calculated using the closing stock price on the last trading day of fiscal year 2024 of $197.00, less the option exercise price, multiplied by the number of instruments.
Stock-based compensation expense of $70.6 million, $73.1 million, and $68.4 million was recognized in the Consolidated Statements of Earnings for the fiscal years ended June 30, 2024, 2023 and 2022, respectively, as well as related tax benefits of $13.7 million, $13.1 million, and $15.7 million, respectively.
As of June 30, 2024, the total remaining unrecognized compensation cost related to non-vested stock options and RSU awards amounted to $17.2 million and $55.9 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.8 years and 1.8 years, respectively.
The Company may reissue treasury stock to satisfy stock option exercises and issuances under the Company’s RSU awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs. The Company repurchased 2.3 million shares in fiscal year 2024 under our share repurchase program as compared to no shares repurchased in fiscal year 2023 under our share repurchase program, which excludes shares withheld by the Company to cover payroll taxes on the vesting of RSU awards, which are also accounted for as treasury stock. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table presents the assumptions used to determine the fair values of the stock option grants using the Binomial options pricing model during the fiscal years ended June 30, 2024, 2023 and 2022:

	Years ended June 30,
	2024	2023	2022
Graded Vesting
Risk-free interest rate	4.3%	4.0%	1.9%
Dividend yield	1.7%	2.0%	1.8%
Weighted-average volatility factor	23.7%	25.8%	27.8%
Weighted-average expected life (in years)	5.5	5.5	5.6
Weighted-average fair value (in dollars)	$49.31	$35.43	$33.29
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
The costs recorded by the Company for these plans were:

	Years ended June 30,
	2024	2023	2022
	(in millions)
401(k) savings plan	$47.2	$54.0	$47.5
ERSP	3.7	4.1	3.6
Total	$50.9	$58.1	$51.1
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
The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The SORP and SERP are nonqualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $61.8 million at June 30, 2024 and $57.8 million at June 30, 2023 and are included in Other non-current assets in the accompanying Consolidated Balance Sheets.

The amounts charged to expense by the Company for these plans were:

	Years ended June 30,
	2024	2023	2022
	(in millions)
SORP	$3.5	$3.4	$5.7
SERP	0.3	0.4	0.5
Total	$3.7	$3.8	$6.2
The benefit obligation to the Company under these plans at June 30, 2024, 2023 and 2022 was:

	Years ended June 30,
	2024	2023	2022
	(in millions)
SORP	$56.4	$53.4	$51.6
SERP	5.2	5.2	5.4
Total	$61.6	$58.6	$57.0
C. Other Post-retirement Benefit Plan. The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The plan is currently unfunded.
The amounts charged to expense by the Company for this plan were:

	Years ended June 30,
	2024	2023	2022
	(in millions)
Executive Retiree Health Insurance Plan	$0.6	$0.3	$0.1
The benefit obligation to the Company under this plan at June 30, 2024, 2023 and 2022 was:

	Years ended June 30,
	2024	2023	2022
	(in millions)
Executive Retiree Health Insurance Plan	$5.4	$4.7	$4.0
D. Other Post-employment Benefit Obligations. The Company sponsors certain non-U.S. benefits-related plans covering certain eligible international employees who are eligible under the terms of their employment in their respective countries. These plans are generally unfunded.
The amounts charged to expense by the Company for these plans were in fiscal years 2024, 2023 and 2022 was:

	Years ended June 30,
	2024	2023	2022
	(in millions)
Other Non-U.S. Benefits-Related Plans	$2.8	$1.8	$2.0

The benefit obligation to the Company under these plans at June 30, 2024, 2023 and 2022 was:

	Years ended June 30,
	2024	2023	2022
	(in millions)
Other Non-U.S. Benefits-Related Plans	$12.4	$10.4	$9.8
NOTE 18.    INCOME TAXES
Earnings before income taxes shown below are based on the geographic location to which such earnings are attributable.

	Years Ended June 30,
	2024	2023	2022
	(in millions)
Earnings before income taxes:
U.S.	$716.1	$710.6	$609.9
Foreign	161.3	84.2	62.3
Total	$877.4	$794.9	$672.2

The Provision for income taxes consists of the following components:

	Years Ended June 30,
	2024	2023	2022
	(in millions)
Current:
U.S. Federal	$205.8	$143.2	$25.4
Foreign	63.9	45.4	45.4
U.S. State	29.4	26.5	11.7
Total current	299.0	215.1	82.4
Deferred:
U.S. Federal	(89.4)	(23.7)	65.8
Foreign	(25.6)	(29.3)	(31.7)
U.S. State	(4.7)	2.2	16.6
Total deferred	(119.7)	(50.8)	50.7
Total Provision for income taxes	$179.3	$164.3	$133.1

	Years Ended June 30,
	2024	%	2023	%	2022	%
	(in millions)
Provision for income taxes at U.S. statutory rate	$184.2	21.0	$166.9	21.0	$141.2	21.0
Increase (decrease) in Provision for income taxes from:
State taxes, net of federal tax	20.5	2.3	23.7	3.0	23.9	3.6
Foreign rate differential	5.8	0.7	2.7	0.3	(1.5)	(0.2)
Valuation allowances	0.5	0.1	(0.3)	—	0.3	—
Stock-based compensation - excess tax benefits (“ETB”)	(12.9)	(1.5)	(10.4)	(1.3)	(18.1)	(2.7)
Tax Credits and Foreign-Derived Intangible Income Deduction (“FDII”)	(21.2)	(2.4)	(20.2)	(2.5)	(16.6)	(2.5)
Other	2.2	0.3	1.9	0.2	3.9	0.6
Total Provision for income taxes	$179.3	20.4	$164.3	20.7	$133.1	19.8

The Provision for income taxes and effective tax rates for the fiscal year ended June 30, 2024 were $179.3 million and 20.4%, compared to $164.3 million and 20.7%, for the fiscal year ended June 30, 2023, respectively. The decrease in the effective tax rate for the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023 was driven by an increase in discrete tax benefits relative to pre-tax income, primarily attributable to an ETB of $12.9 million for the fiscal year ended June 30, 2024 compared to $10.4 million for the fiscal year ended June 30, 2023.
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
As of June 30, 2024, the Company had approximately $853.9 million of accumulated earnings and profits attributable to foreign subsidiaries. The Company considers $668.5 million of accumulated earnings attributable to foreign subsidiaries to be permanently reinvested outside the U.S. and has not determined the cost to repatriate such earnings since it is not practicable to calculate the amount of income taxes payable in the event all such foreign earnings are repatriated. The Company does not consider the remaining $185.4 million of accumulated earnings to be permanently reinvested outside the U.S. The Company has accrued approximately $10.4 million of foreign income and withholding taxes, state income taxes, and tax on exchange gain attributable to such earnings.
In December 2021, the OECD adopted model rules for a global framework to impose a 15% global minimum tax referred to as Pillar Two effective for tax years beginning after January 1, 2024. The OECD continues to issue additional guidance on the operation of the model rules. While the United States has not enacted Pillar Two, certain countries in which we operate have adopted their own version of the Pillar Two model rules. Management continues to monitor additional guidance from the OECD and countries which are implementing Pillar Two. Based on current guidance, we believe that our net income, cash flows, or financial condition will not be materially impacted by Pillar Two.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2024 and 2023 were as follows:

	June 30,
	2024	2023
	(in millions)
Classification:
Long-term deferred tax assets (included in Other non-current assets)	$23.8	$14.5
Long-term deferred tax liabilities	(277.3)	(391.3)
Net deferred tax liabilities	$(253.5)	$(376.8)
Components:
Deferred tax assets:
Accrued expenses not currently deductible	$21.4	$8.2
Compensation and benefits not currently deductible	86.5	75.8
Net operating losses	23.1	26.3
Tax credits	6.0	11.5
Research and development expenses	162.1	90.6
Deferred revenue	85.6	29.7
Other	4.3	24.1
Total deferred tax assets	388.9	266.2
Less: Valuation allowances	(10.8)	(10.3)
Deferred tax assets, net	378.1	255.9
Deferred tax liabilities:
Goodwill and identifiable intangibles	186.4	215.9
Depreciation	11.9	14.5
Deferred expenses	390.6	359.1
Unremitted earnings	10.4	11.5
Cross Currency Swap and Treasury-Locks	13.1	14.4
Other	19.1	17.3
Deferred tax liabilities	631.6	632.6
Net deferred tax liabilities	$(253.5)	$(376.8)
The Company has estimated foreign net operating loss carryforwards of approximately $46.2 million as of June 30, 2024 of which $7.3 million are subject to expiration in the June 30, 2026 through June 30, 2043 period, and of which $38.8 million has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $30.1 million of which $12.4 million are subject to expiration in the June 30, 2025 through June 30, 2037 period with the balance of $17.6 million having an indefinite utilization period.
Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $10.8 million and $10.3 million at June 30, 2024 and 2023, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income require significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.
In the next twelve months, the Company does not expect a material change to its net reserve balance for unrecognized tax benefits.

The following table summarizes the activity related to the Company’s gross unrecognized tax positions:

	Fiscal Year Ended June 30,
	2024	2023	2022
	(in millions)
Beginning balance	$68.8	$57.6	$50.7
Gross increases related to prior period tax positions	8.0	13.2	8.3
Gross decreases related to prior period tax positions	(2.0)	(3.3)	(0.5)
Gross increases related to current period tax positions	7.5	6.9	8.3
Gross decreases related to settlements	(0.4)	(0.3)	(4.2)
Gross decreases due to lapse of the statute of limitations	(7.2)	(5.4)	(5.0)
Ending balance	$74.7	$68.8	$57.6
As of June 30, 2024, 2023 and 2022, the net reserve for unrecognized tax positions recorded by the Company that is included in the preceding table of gross unrecognized tax positions was $67.3 million, $62.0 million, and $51.6 million, respectively, and if reversed in full, would favorably affect the effective tax rate by these amounts, respectively.
During the fiscal year ended June 30, 2024, the Company adjusted accrued interest by $0.1 million and recognized a total liability for interest on unrecognized tax positions of $4.2 million; in the fiscal year ended June 30, 2023, the Company adjusted accrued interest by $0.3 million and recognized a total liability for interest on unrecognized tax positions of $4.1 million; in the fiscal year ended June 30, 2022, the Company adjusted accrued interest by $0.2 million and recognized a total liability for interest on unrecognized tax positions of $3.8 million.
The Company is regularly subject to examination of its income tax returns by U.S. Federal, state and foreign income tax authorities. The tax years that are currently open and could be subject to income tax audits for U.S. federal and most state and local jurisdictions are fiscal years ending June 30, 2021 through June 30, 2024, and for Canadian operations that could be subject to audit in Canada, fiscal years ending June 30, 2020 through June 30, 2024. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements.

NOTE 19.     CONTRACTUAL COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
The Company is a party to an Amended and Restated IT Services Agreement with Kyndryl, Inc. (“Kyndryl”), an entity formed by IBM’s spin-off of its managed infrastructure services business, under which Kyndryl provides certain aspects of the Company’s information technology infrastructure, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The Amended and Restated IT Services Agreement expires on June 30, 2027, however the Company may renew the agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended and Restated IT Services Agreement at June 30, 2024 are $113.4 million through June 30, 2027, the final year of the Amended and Restated IT Services Agreement.
The Company is a party to an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which Kyndryl operates, manages and supports the Company’s private cloud global distributed platforms and products, and operates and manages certain Company networks. The Private Cloud Agreement expires on March 31, 2030. Fixed minimum commitments remaining under the Private Cloud Agreement at June 30, 2024 are $106.3 million through March 31, 2030, the final year of the contract.

The following table summarizes the capitalized costs related to data center agreements as of June 30, 2024:

	Amended and Restated IT Services Agreement	Other	Total
	(in millions)
Capitalized costs, beginning balance	$63.0	$7.7	$70.7
Capitalized costs incurred	—	—	—
Impact of foreign currency exchange	—	—	—
Total capitalized costs, ending balance	63.0	7.7	70.7
Total accumulated amortization	(53.2)	(6.1)	(59.3)
Net Deferred Costs	$9.8	$1.6	$11.4
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at June 30, 2024 are $136.1 million through December 31, 2026.
Investments
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investment in this variable interest entity totaled $34.3 million as of June 30, 2024, which represents the carrying value of the Company's investment.
In addition, as of June 30, 2024, the Company also has a future commitment to fund $0.4 million to one of the Company’s other investees.
Contractual Obligations
The Company has obligations under the Amended IT Services Agreement, the Private Cloud Agreement, the AWS Cloud Agreement, software license agreements including hosted software arrangements, and software and hardware maintenance and support agreements.
The following table summarizes the total expenses related to these agreements:

	Years ended June 30,
	2024	2023	2022
	(in millions)
Data center expenses	$223.7	$235.1	$248.0
Software license agreements	101.5	90.6	81.9
Software/hardware maintenance agreements	72.4	73.8	77.3
Total expenses	$397.5	$399.5	$407.1

The future minimum commitments at June 30, 2024 for the aforementioned Amended IT Services Agreement, the Private Cloud Agreement, the AWS Cloud Agreement, software license agreements including hosted software arrangements, and software and hardware maintenance and support agreements are as follows:

Years Ending June 30,	(in millions)
2025	$180.0
2026	162.7
2027	117.2
2028	34.2
2029	17.6
Thereafter	11.1
Total	$522.8
The future minimum commitments table excludes $53.0 million of other liabilities recorded on the Company’s Consolidated Balance Sheet as of June 30, 2024.
Litigation
Broadridge or its subsidiaries are subject to various claims and legal matters that arise in the normal course of business (referred to as “Litigation”). The Company establishes reserves for Litigation and other loss contingencies when it is both probable that a loss will occur, and the amount of such loss can reasonably be estimated. For certain Litigation matters for which the Company does not believe it probable that a loss will occur at this time, the Company is able to estimate a range of reasonably possible losses in excess of established reserves. Management currently estimates an aggregate range of reasonably possible losses for such matters of up to $5.0 million in excess of any established reserves. The Litigation matters underlying the estimated range will change from time to time, and it is reasonably possible that the actual results may vary significantly from this estimate. The Company’s management currently believes that resolution of any outstanding legal matters will not have a material adverse effect on the Company’s financial position or results of operations. However, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and results of operations in the period in which any such effects are recorded.

Plan Management Corp. Claim

Paramount Financial Communications, Inc. d/b/a Plan Management Corp. (“Plan Management”) and Jonathan Miller filed a complaint on January 28, 2015 in the United States District Court for the Eastern District of Pennsylvania. Plan Management claimed that Broadridge Investor Communication Solutions, Inc. (“BRICS”) breached a marketing agreement between BRICS and Plan Management (the “Marketing Agreement”) and Mr. Miller asserted a fraud claim. The case went to trial in the second fiscal quarter of the Company’s fiscal year 2023. The court dismissed Mr. Miller’s fraud claim and Plan Management’s breach of contract claim went to the jury. On December 7, 2022, the jury found that BRICS breached the Marketing Agreement and acted with gross negligence and willful misconduct. On July 26, 2023, the trial court vacated the damages award but not the liability finding. A new trial on damages was scheduled. In July 2024, Broadridge agreed to settle the matter for $11.0 million and provided an incremental accrual of $10.3 million in the fourth quarter of the 2024 fiscal year. The settlement is subject to final documentation.
Broadridge Customer Communications (“BRCC”) Machine Operator Claim
A law firm representing a machine operator currently employed by BRCC, a business within the ICS segment in Edgewood, New York sought compensation under the Fair Labor Standards Act and New York Labor Law on behalf of the machine operator and a proposed class of machine operators. During the third quarter of 2024, Broadridge agreed to settle the matter for $9.9 million and provided an incremental accrual of $8.2 million. The settlement is subject to final documentation and court approval.
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

In January 2022, the Company executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of its net investment in its subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At June 30, 2024, the Company’s position on the cross-currency swaps was an asset of $59.9 million, and is recorded as part of Other non-current assets on the Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. The Company has elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in the Company’s Consolidated Statements of Earnings.
In May 2021, the Company settled a forward treasury lock agreement that was designated as a cash flow hedge, for a pre-tax loss of $11.0 million, after which the final settlement loss is being amortized into Interest expense, net ratably over the 10-year term of the Fiscal 2021 Senior Notes. The expected amount of the existing loss that will be amortized into earnings before income taxes within the next twelve months is approximately $1.1 million.
In the normal course of business, the Company enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect subsidiary, which is a broker-dealer registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At June 30, 2024, BBPO was in compliance with this net capital requirement.
In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At June 30, 2024, Matrix Trust Company was in compliance with its capital requirements.

NOTE 20.     CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss):

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2021	$32.9	$(15.4)	$(8.2)	$9.2
Other comprehensive income (loss) before reclassifications	(247.0)	8.6	—	(238.5)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	2.0	0.8	2.8
Balances at June 30, 2022	$(214.1)	$(4.8)	$(7.4)	$(226.3)
Other comprehensive income (loss) before reclassifications	(59.4)	0.1	—	(59.3)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.1	0.8	0.9
Balances at June 30, 2023	$(273.6)	$(4.6)	$(6.5)	$(284.7)
Other comprehensive income (loss) before reclassifications	(46.8)	(1.3)	—	(48.0)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.2	0.8	1.1
Balances at June 30, 2024	$(320.3)	$(5.7)	$(5.7)	$(331.7)

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

	Investor Communication Solutions	Global Technology and Operations	Other	Total
	(in millions)
Year ended June 30, 2024
Revenues	$4,857.9	$1,648.9	$—	$6,506.8
Earnings (loss) before income taxes	950.4	173.3	(246.3)	877.4
Assets	2,522.3	5,124.9	595.2	8,242.4
Capital expenditures	39.1	13.2	5.0	57.4
Depreciation and amortization	40.1	49.4	30.3	119.8
Amortization of acquired intangibles	45.4	154.9	—	200.3
Amortization of other assets	38.5	102.6	16.7	157.8
Year ended June 30, 2023
Revenues	$4,535.6	$1,525.2	$—	$6,060.9
Earnings (loss) before income taxes	811.4	183.9	(200.5)	794.9
Assets	2,433.3	5,313.9	486.0	8,233.2
Capital expenditures	28.4	3.8	6.1	38.4
Depreciation and amortization	37.9	18.3	28.3	84.4
Amortization of acquired intangibles	55.5	158.9	—	214.4
Amortization of other assets	41.1	68.3	16.9	126.2
Year ended June 30, 2022
Revenues	$4,256.6	$1,452.4	$—	$5,709.1
Earnings (loss) before income taxes	724.7	139.4	(191.9)	672.2
Assets	2,505.3	5,149.1	514.4	8,168.8
Capital expenditures	15.9	7.0	6.1	29.0
Depreciation and amortization	38.0	19.4	25.1	82.4
Amortization of acquired intangibles	68.7	181.5	—	250.2
Amortization of other assets	39.5	75.4	16.5	131.4
Revenues and assets by geographic area are as follows:

	United States	Canada	Europe	Other	Total
	(in millions)
Year ended June 30, 2024
Revenues	$5,620.1	$393.9	$445.9	$46.8	$6,506.8
Assets	$5,620.1	$457.2	$1,926.7	$238.4	$8,242.4
Year ended June 30, 2023
Revenues	$5,260.0	$367.4	$392.2	$41.3	$6,060.9
Assets	$5,514.3	$448.4	$2,024.3	$246.2	$8,233.2
Year ended June 30, 2022
Revenues	$4,880.1	$398.1	$386.0	$44.8	$5,709.1
Assets	$5,282.3	$495.4	$2,152.1	$239.0	$8,168.8

NOTE 22.     SUBSEQUENT EVENTS
On August 5, 2024, the Company’s Board of Directors increased the Company’s quarterly cash dividend by $0.08 per share to $0.88 per share, an increase in the expected annual dividend amount from $3.20 to $3.52 per share. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors, and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.

*    *    *    *    *    *     *

Broadridge Financial Solutions, Inc.
Schedule II—Valuation and Qualifying Accounts
(in millions)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Deductions	Balance at end of period
Fiscal year ended June 30, 2024:
Allowance for doubtful accounts	$7.2	$7.5	$—	$(5.1)	$9.7
Deferred tax valuation allowance	$10.3	$0.5	$—	$—	$10.8
Other receivables	$3.6	$—	$—	$—	$3.6
Fiscal year ended June 30, 2023:
Allowance for doubtful accounts	$6.8	$2.4	$—	$(1.9)	$7.2
Deferred tax valuation allowance	$10.7	$—	$—	$(0.4)	$10.3
Other receivables	$1.7	$1.7	$0.5	$(0.2)	$3.6
Fiscal year ended June 30, 2022:
Allowance for doubtful accounts	$9.3	$—	$—	$(2.5)	$6.8
Deferred tax valuation allowance	$10.5	$—	$0.2	$—	$10.7
Other receivables	$1.0	$0.7	$—	$—	$1.7

Amounts may not sum due to rounding.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Management Report
Attached as Exhibits 31.1 and 31.2 to this Form 10-K are certifications of Broadridge’s Chief Executive Officer and Interim Chief Financial Officer, which are required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section should be read in conjunction with the Deloitte & Touche LLP audit and attestation of the Company’s internal control over financial reporting that appears in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K and is hereby incorporated herein by reference.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer as of June 30, 2024, evaluated the effectiveness of our disclosure controls as defined in Rule 13a-15(e) under the Exchange Act. The Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2024 were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
Management has performed an assessment of the effectiveness of Broadridge’s internal control over financial reporting as of June 30, 2024 based upon criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that Broadridge’s internal control over financial reporting was effective as of June 30, 2024.
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

/s/ TIMOTHY C. GOKEY
Timothy C. Gokey
Chief Executive Officer

/s/ ASHIMA GHEI
Ashima Ghei
Vice President, Interim Chief Financial Officer
Lake Success, New York
August 6, 2024

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
On May 15, 2024, the Company’s President, Christopher Perry, adopted a Rule 10b5-1 trading arrangement (the “Perry 10b5-1 Plan”) for the sale of securities of the Company. The Perry 10b5-1 Plan allows for the contemporaneous exercise of options and sale of up to 42,045 underlying shares of the Company’s common stock received upon exercise, subject to the satisfaction of the Company’s stock retention and holding period requirements. The Perry 10b5-1 Plan will expire on May 31, 2025.
On May 17, 2024, the Company’s Chief Executive Officer, Timothy C. Gokey, adopted a Rule 10b5-1 trading arrangement (the “Gokey 10b5-1 Plan”) for the sale of securities of the Company. The Gokey 10b5-1 Plan allows for the contemporaneous exercise of options and sale of up to 61,349 underlying shares of the Company’s common stock received upon exercise, subject to the satisfaction of the Company’s stock retention and holding period requirements. The Gokey 10b5-1 Plan will expire on November 17, 2024.
Each of the Perry 10b5-1 Plan and Gokey 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III.
ITEM 10.    Directors, Executive Officers and Corporate Governance
We incorporate by reference the information responsive to this Item appearing in our definitive proxy statement to be filed within 120 days after the fiscal year ended June 30, 2024 (the “Proxy Statement”).
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
Date: August 6, 2024

BROADRIDGE FINANCIAL SOLUTIONS, INC.

By:	/s/ TIMOTHY C. GOKEY
Name:	Timothy C. Gokey
Title:	Chief Executive Officer
SIGNATURES AND POWERS OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Timothy C. Gokey and Ashima Ghei, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign in any and all capacities (including, without limitation, the capacities listed below), any and all amendments to the Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and anything necessary to be done to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute, or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY C. GOKEY	Chief Executive Officer and Director (Principal Executive Officer)	August 6, 2024
Timothy C. Gokey

/s/ ASHIMA GHEI	Vice President, Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)	August 6, 2024
Ashima Ghei

/s/ RICHARD J. DALY	Executive Chairman of the Board of Directors	August 6, 2024
Richard J. Daly

/S/ LESLIE A. BRUN	Lead Independent Director	August 6, 2024
Leslie A. Brun

/S/ PAMELA L. CARTER	Director	August 6, 2024
Pamela L. Carter

/S/ ROBERT N. DUELKS	Director	August 6, 2024
Robert N. Duelks

/S/ MELVIN L. FLOWERS	Director	August 6, 2024
Melvin L. Flowers

/S/ BRETT A. KELLER	Director	August 6, 2024
Brett A. Keller

/S/ MAURA A. MARKUS	Director	August 6, 2024
Maura A. Markus

/S/ EILEEN K. MURRAY	Director	August 6, 2024
Eileen K. Murray

/s/ ANNETTE L. NAZARETH	Director	August 6, 2024
Annette L. Nazareth

/S/ AMIT K. ZAVERY	Director	August 6, 2024
Amit K. Zavery

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)

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

4.5	Form of Broadridge Financial Solutions, Inc. 2.900% Senior Note due 2029 (incorporated by reference to Exhibit 4.3 and included in Exhibit 4.2 to Form 8-K filed on December 9, 2019)

4.6	Description of Securities (incorporated by reference to Exhibit 4.6 to Form 10-K filed on August 8, 2023)

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

10.3	Officer Severance Plan dated September 16, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2011)

Exhibit Number	Description of Exhibit (1)

10.4	Amended and Restated Supplemental Officers Retirement Plan (“SORP”) (incorporated by reference to Exhibit 10.27 to Form 10-K/A filed on October 27, 2010)

10.5	Amendment to the Broadridge Financial Solutions, Inc. SORP, effective February 2, 2017 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 10, 2017)

10.6	Amendment to the Broadridge Financial Solutions, Inc. SORP, effective September 17, 2023.

10.7	Broadridge Financial Solutions, Inc. Director Deferred Compensation Plan (Amended and Restated Effective December 7, 2022) (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 2, 2023)

10.8
Broadridge Financial Solutions, Inc. Executive Deferred Compensation Plan (“EDCP”) (Amended and Restated effective June 15, 2011) (incorporated by reference to Exhibit 10.32 to Form 10-K filed on August 12, 2011)

10.9	Amendment to the Broadridge EDCP, adopted August 1, 2014, effective December 31, 2014 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 6, 2014)

10.10	Broadridge Financial Solutions, Inc. Supplemental Executive Retirement Plan (“SERP”) (incorporated by reference to Exhibit 10.31 to Form 10-K/A filed on October 27, 2010)

10.11	Amendment to the Broadridge Financial Solutions, Inc. SERP, effective February 2, 2017 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 10, 2017)

10.12	Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan, Amended and Restated effective November 14, 2013 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 15, 2013)

10.13
Amendment to the Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (Amended and Restated effective November 14, 2013), effective February 6, 2018 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 8, 2018)

10.14	Broadridge Financial Solutions, Inc. 2018 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 13, 2018)

10.15	Executive Officer Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 14, 2018)

10.16
Amended and Restated Credit Agreement, dated as of April 23, 2021, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 23, 2021)

10.17	Amended and Restated Executive Retirement and Savings Plan, effective January 1, 2019 (incorporated by reference to Exhibit 10.25 to Form 10-K filed on August 6, 2019)

10.18*
Amended and Restated Information Technology Services Agreement, dated December 31, 2019 by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on January 31, 2020)

10.19*
2019 Master Services Agreement, dated December 31, 2019 by and between International Business Machines Corporation and Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on January 31, 2020)

10.20
Amendment Number Two to the Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 27, 2019)

10.21
Amendment Number Three to the Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 10, 2020)

Exhibit Number	Description of Exhibit (1)
10.22	Amendment Number One to the Broadridge Financial Solutions, Inc. Officer Severance Plan (incorporated by reference to Exhibit 10.25 to Form 10-K filed on August 11, 2020)

10.23	Form of Stock Option Grant Award Agreement for U.S. Non-Employee Directors (incorporated by reference to Exhibit 10.26 to Form 10-K filed on August 12, 2021)

10.24	Form of Deferred Stock Unit Award Agreement for U.S. Non-Employee Directors (incorporated by reference to Exhibit 10.27 to Form 10-K on August 12, 2021)

10.25	Form of Restricted Stock Unit Grant Award Agreement (Performance-Based) for U.S. Corporate Officers (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 2, 2023)

10.26	Form of Restricted Stock Unit Grant Award Agreement (Time-Based) for U.S. Corporate Officers (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 2, 2023)

10.27	Form of Stock Option Grant Award Agreement for U.S. Corporate Officers (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 3, 2023)

10.28	Amended and Restated Clawback Policy (incorporated by reference to Exhibit 10.27 to Form 10-K filed on August 8, 2023)

10.29
Amended and Restated Term Credit Agreement as of dated August 17, 2023, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 17, 2023)

10.30*
Novation Agreement, dated July 28, 2021, among Broadridge Financial Solutions, Inc., International Business Machines Corporation and Kyndryl, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 3, 2021)

10.31
First Amendment dated as of December 23, 2021 to the Amended and Restated Credit Agreement dated as of April 23, 2021, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on February 1, 2022)

10.32
Second Amendment dated as of May 23, 2023 to the Amended and Restated Credit Agreement dated as of April 23, 2021, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.33 to Form 10-K filed on August 8, 2023)

10.33
Third Amendment dated as of June 28, 2024 to the Amended and Restated Credit Agreement dated as of April 23, 2021, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

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

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit (1)
101	The following financial statements from the Broadridge Financial Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of earnings for the fiscal years ended June 30, 2024, 2023 and 2022, (ii) consolidated statements of comprehensive income for the fiscal years ended June 30, 2024, 2023 and 2022, (iii) consolidated balance sheets as of June 30, 2024 and 2023, (iv) consolidated statements of cash flows for the fiscal years ended June 30, 2024, 2023 and 2022, (v) consolidated statements of stockholders’ equity for the fiscal years ended June 30, 2024, 2023 and 2022, and (vi) the notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________
(1)The SEC File No. for the Company’s Form 8-K Reports referenced is 001-33220.
*Certain confidential information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk.