Form 10-Q
period 2024-09-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2024-11-05
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 31, 2024, was 116,889,364 shares.

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
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 which was filed with the United States of America (“U.S.”) Securities and Exchange Commission (the “SEC”) on August 6, 2024 (the “2024 Annual Report”), for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and the 2024 Annual Report. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended September 30,
		2024	2023
Revenues	(Note 3)	$1,422.9	$1,431.1
Operating expenses:
Cost of revenues		1,075.0	1,075.3
Selling, general and administrative expenses		213.4	207.3
Total operating expenses		1,288.4	1,282.6
Operating income		134.4	148.4
Interest expense, net	(Note 5)	(32.3)	(33.4)
Other non-operating expenses, net		(1.9)	(2.1)
Earnings before income taxes		100.3	112.9
Provision for income taxes	(Note 14)	20.5	22.0
Net earnings		$79.8	$90.9

Basic earnings per share		$0.68	$0.77
Diluted earnings per share		$0.68	$0.76

Weighted-average shares outstanding:
Basic	(Note 4)	116.9	117.9
Diluted	(Note 4)	118.1	119.2

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Net earnings	$79.8	$90.9
Other comprehensive income (loss), net:
Foreign currency translation adjustments	28.9	(16.6)
Pension and post-retirement liability adjustment, net of taxes of $(0.0) and $(0.0) for the three months ended September 30, 2024 and 2023, respectively	0.1	0.1
Cash flow hedge amortization, net of taxes of $(0.1) and $(0.1) for the three months ended September 30, 2024 and 2023, respectively	0.2	0.2
Total other comprehensive income (loss), net	29.2	(16.3)
Comprehensive income	$109.0	$74.6

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		September 30, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents		$292.8	$304.4
Accounts receivable, net of allowance for doubtful accounts of $10.3 and $9.7, respectively		895.3	1,065.6
Other current assets		162.2	170.9
Total current assets		1,350.2	1,540.9
Property, plant and equipment, net		160.3	162.2
Goodwill		3,511.7	3,469.4
Intangible assets, net		1,265.4	1,307.2
Deferred client conversion and start-up costs	(Note 8)	882.0	892.1
Other non-current assets	(Note 9)	847.4	870.6
Total assets		$8,017.1	$8,242.4
Liabilities and Stockholders’ Equity
Current liabilities:
Payables and accrued expenses	(Note 10)	$771.4	$1,194.4
Contract liabilities		201.1	227.4
Total current liabilities		972.4	1,421.8
Long-term debt	(Note 11)	3,585.9	3,355.1
Deferred taxes		256.3	277.3
Contract liabilities		457.4	469.2
Other non-current liabilities	(Note 12)	538.5	550.9
Total liabilities		5,810.7	6,074.2
Commitments and contingencies	(Note 15)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 116.9 and 116.7 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,580.3	1,552.5
Retained earnings		3,412.0	3,435.1
Treasury stock, at cost: 37.6 and 37.8 shares, respectively		(2,484.9)	(2,489.2)
Accumulated other comprehensive income (loss)	(Note 16)	(302.5)	(331.7)
Total stockholders’ equity		2,206.4	2,168.2
Total liabilities and stockholders’ equity		$8,017.1	$8,242.4

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net earnings	$79.8	$90.9
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	32.3	29.4
Amortization of acquired intangibles and purchased intellectual property	48.2	50.8
Amortization of other assets	42.8	39.3
Write-down of long-lived asset and related charges	0.1	5.6
Stock-based compensation expense	14.9	16.4
Deferred income taxes	(17.3)	2.2
Other	(7.6)	(15.3)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	179.8	68.4
Other current assets	8.7	(8.6)
Payables and accrued expenses	(453.7)	(294.2)
Contract liabilities	(21.8)	(7.8)
Other non-current assets	(28.7)	(38.8)
Other non-current liabilities	(3.0)	(0.3)
Net cash flows from operating activities	(125.5)	(62.0)
Cash Flows From Investing Activities
Capital expenditures	(7.9)	(4.7)
Software purchases and capitalized internal use software	(24.2)	(9.7)
Acquisitions, net of cash acquired	(8.0)	—
Net cash flows from investing activities	(40.1)	(14.4)
Cash Flows From Financing Activities
Debt proceeds	470.0	462.7
Debt repayments	(240.0)	(192.7)
Dividends paid	(93.4)	(85.6)
Purchases of Treasury stock	(0.3)	(161.1)
Proceeds from exercise of stock options	17.8	37.7
Other financing activities	(2.3)	(3.7)
Net cash flows from financing activities	151.8	57.3
Effect of exchange rate changes on Cash and cash equivalents	2.1	0.8
Net change in Cash and cash equivalents	(11.6)	(18.3)
Cash and cash equivalents, beginning of period	304.4	252.3
Cash and cash equivalents, end of period	$292.8	$234.0
Supplemental disclosure of cash flow information:
Cash payments made for interest	$22.4	$19.5
Cash payments made for income taxes, net of refunds	$115.1	$70.1
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$1.1	$2.7
Accrual for unpaid stock repurchase excise tax	$—	$0.8

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2024	154.5	$1.6	$1,552.5	$3,435.1	$(2,489.2)	$(331.7)	$2,168.2
Comprehensive income	—	—	—	79.8	—	29.2	109.0
Stock option exercises	—	—	17.9	—	—	—	17.9
Stock-based compensation	—	—	14.1	—	—	—	14.1
Treasury stock acquired (0.0 shares)	—	—	—	—	—	—	—
Treasury stock reissued (0.2 shares)	—	—	(4.2)	—	4.2	—	—
Common stock dividends ($0.88 per share)	—	—	—	(102.9)	—	—	(102.9)
Balances, September 30, 2024	154.5	$1.6	$1,580.3	$3,412.0	$(2,484.9)	$(302.5)	$2,206.4

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2023	154.5	$1.6	$1,436.8	$3,113.0	$(2,026.1)	$(284.7)	$2,240.6
Comprehensive income (loss)	—	—	—	90.9	—	(16.3)	74.6
Stock option exercises	—	—	37.6	—	—	—	37.6
Stock-based compensation	—	—	15.9	—	—	—	15.9
Treasury stock acquired (0.9 shares)	—	—	—	—	(161.9)	—	(161.9)
Treasury stock reissued (0.4 shares)	—	—	(9.3)	—	9.3	—	—
Common stock dividends ($0.80 per share)	—	—	—	(94.1)	—	—	(94.1)
Balances, September 30, 2023	154.5	$1.6	$1,481.0	$3,109.8	$(2,178.6)	$(301.0)	$2,112.7

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
Broadridge provides public corporations and mutual funds with a full suite of solutions to help manage their annual meeting process, including a full suite of annual meeting and shareholder engagement solutions such as registered and beneficial proxy materials distribution, proxy processing and tabulation services, digital voting solutions, proxy and shareholder report document management solutions, virtual shareholder meeting services, shareholder engagement, and environmental, social, and governance solutions. Broadridge also offers disclosure solutions, including annual SEC filing services and capital markets transaction services. Broadridge provides registrar, stock transfer and record-keeping services through its transfer agency services.
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
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with SEC requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest, entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on August 6, 2024. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position on September 30, 2024 and June 30, 2024, the results of its operations for the three months ended September 30, 2024 and 2023, its cash flows for the three months ended September 30, 2024 and 2023, and its changes in stockholders’ equity for the three months ended September 30, 2024 and 2023.

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
NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU No. 2023-07”), which requires an entity to improve its disclosures related to reportable segments and provide additional, more detailed information about a reportable segment’s expenses. ASU No. 2023-07 is effective for the Company in the fourth quarter of fiscal year 2025. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. Upon adoption, this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
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
In March 2024, the FASB issued ASU No. 2024-01, “Compensation—Stock Compensation - Scope Application of Profits Interest and Similar Awards” (“ASU No. 2024-01”), which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of Topic 718 or another accounting standard. ASU No. 2024-01 is effective for the Company in the first quarter of fiscal year 2026. Early adoption of the amendments is permitted. Upon adoption, this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
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

	Three Months Ended September 30,

	2024	2023
	(in millions)
Investor Communication Solutions
Regulatory	$189.9	$179.4
Data-driven fund solutions	108.0	101.8
Issuer	30.9	28.5
Customer communications	164.2	159.1
Total ICS Recurring revenues	493.1	468.8

Equity and other	21.1	40.8
Mutual funds	41.9	46.1
Total ICS Event-driven revenues	63.0	86.9

Distribution revenues	459.5	473.0

Total ICS Revenues	$1,015.6	$1,028.6

Global Technology and Operations
Capital markets	$261.0	$248.5
Wealth and investment management	146.2	153.9
Total GTO Recurring revenues	407.2	402.4

Total Revenues	$1,422.9	$1,431.1

Revenues by Type
Recurring revenues	$900.3	$871.2
Event-driven revenues	63.0	86.9
Distribution revenues	459.5	473.0
Total Revenues	$1,422.9	$1,431.1

Contract Balances
The following table provides information about contract assets and liabilities:

	September 30, 2024	June 30, 2024
	(in millions)
Contract assets	$123.8	$125.3
Contract liabilities	$658.5	$696.6
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
During the three months ended September 30, 2024, contract assets decreased due to a decrease in software term license revenues, and contract liabilities decreased due to the timing of client invoices in relation to the timing of revenue recognized. The Company recognized $154.2 million of revenue during the three months ended September 30, 2024 that was included in the contract liability balance as of June 30, 2024.

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
The computation of diluted EPS excluded less than 0.3 million options to purchase Broadridge common stock for the three months ended September 30, 2024, and less than 0.1 million options to purchase Broadridge common stock for the three months ended September 30, 2023, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months Ended September 30,
	2024	2023
	(in millions)
Weighted-average shares outstanding:
Basic	116.9	117.9
Common stock equivalents	1.2	1.3
Diluted	118.1	119.2

NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended September 30,
	2024	2023
	(in millions)
Interest expense on borrowings	$(35.9)	$(36.4)
Interest income	3.6	2.9
Interest expense, net	$(32.3)	$(33.4)

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
During the three months ended September 30, 2024, there were no material acquisitions.
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
The following tables set forth the Company’s financial assets and liabilities at September 30, 2024 and June 30, 2024, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.7	$—	$—	$0.7
Other non-current assets:
Securities (a)	185.2	—	—	185.2
Derivative asset	—	35.1	—	35.1
Total assets as of September 30, 2024	$185.9	$35.1	$—	$221.1
Liabilities:
Contingent consideration obligations	—	—	14.0	14.0
Total liabilities as of September 30, 2024	$—	$—	$14.0	$14.0

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.8	$—	$—	$0.8
Other non-current assets:
Securities (a)	170.6	—	—	170.6
Derivative asset	—	59.9	—	59.9
Total assets as of June 30, 2024	$171.4	$59.9	$—	$231.3
Liabilities:
Contingent consideration obligations	—	—	14.0	14.0
Total liabilities as of June 30, 2024	$—	$—	$14.0	$14.0
_________
(a) Includes investments related to the Company’s Defined Benefit Pension Plans and Executive Retirement and Savings Plan (the “ERSP”).
In addition, the Company has non-marketable securities with a carrying amount of $58.3 million and $58.3 million as of September 30, 2024 and June 30, 2024, respectively, that are classified as Level 2 financial assets and included as part of Other non-current assets on the Condensed Consolidated Balance Sheets.
The following table sets forth an analysis of changes during the three months ended September 30, 2024 and 2023, respectively, in Level 3 financial liabilities of the Company:

	Three Months Ended September 30,
	2024	2023
	(in millions)
Beginning balance	$14.0	$12.0
Net increase in contingent consideration liability	—	0.8
Foreign currency impact on contingent consideration liability	—	0.1
Payments	—	—
Ending balance	$14.0	$12.9
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year.

NOTE 8. DEFERRED CLIENT CONVERSION AND START-UP COSTS
Deferred client conversion and start-up costs consisted of the following:

	September 30, 2024	June 30, 2024
	(in millions)
Deferred client conversion and start-up costs	$875.2	$884.5
Other start-up costs	6.8	7.6
Total	$882.0	$892.1
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
Deferred client conversion and start-up costs of $882.0 million as of September 30, 2024 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $875.2 million, as well as other start-up costs of $6.8 million. Deferred client conversion and start-up costs of $892.1 million as of June 30, 2024 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $884.5 million, as well as other start-up costs of $7.6 million.
The total amount of Deferred client conversion and start-up costs and Deferred sales commission costs amortized in Operating expenses during the three months ended September 30, 2024 and 2023, were $36.6 million and $32.2 million, respectively.
NOTE 9. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	September 30, 2024	June 30, 2024
	(in millions)
Long-term investments	$285.1	$271.1
ROU assets (a)	182.6	186.2
Deferred sales commissions costs	127.8	131.2
Contract assets (b)	123.8	125.3
Long-term broker fees	33.2	34.9
Deferred data center costs (c)	10.9	11.8
Other (d)	84.1	110.1
Total	$847.4	$870.6
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
(d) Includes $35.1 million and $59.9 million derivative assets as of September 30, 2024 and June 30, 2024, respectively, related to the Company’s cross-currency swap derivative contracts. Please refer to Note 15, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.

NOTE 10. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	September 30, 2024	June 30, 2024
	(in millions)
Accounts payable	$168.0	$314.0
Employee compensation and benefits	159.5	354.4
Accrued dividend payable	102.9	93.4
Accrued broker fees	78.4	126.3
Customer deposits	60.8	52.7
Business process outsourcing administration fees	57.5	59.9
Operating lease liabilities	39.5	38.0
Accrued taxes	35.7	112.5
Other	69.0	43.3
Total	$771.4	$1,194.4
Restructuring Charges

The total Employee compensation and benefits liability within the table above of $159.5 million and $354.4 million for September 30, 2024 and June 30, 2024, respectively, includes a restructuring liability of $13.4 million and $38.9 million as of September 30, 2024 and June 30, 2024, respectively.

During the fourth quarter of fiscal year 2024, Broadridge completed a corporate restructuring initiative to exit and realign some of its businesses, streamline the Company’s management structure, reallocate work to lower cost locations, and reduce headcount in deprioritized areas (the “Corporate Restructuring Initiative”), which was initiated in the fourth quarter of fiscal year 2023. For fiscal year 2024, this restructuring resulted in total severance costs of $45.2 million recorded in Operating expenses. These costs were not reflected in segment profit and are recorded within the Other segment.

NOTE 11. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at September 30, 2024	Carrying value at September 30, 2024	Carrying value at June 30, 2024	Unused Available Capacity	Fair Value at September 30, 2024
			(in millions)
Long-term debt
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$230.0	$230.0	$—	$870.0	$230.0
Multicurrency tranche	April 2026	—	—	—	400.0	—
Total Revolving Credit Facility		$230.0	$230.0	$—	$1,270.0	$230.0

Fiscal 2024 Amended Term Loan	August 2026	$1,120.0	$1,118.1	$1,117.9	$—	$1,120.0

Fiscal 2016 Senior Notes	June 2026	$500.0	$498.8	$498.7	$—	$492.8
Fiscal 2020 Senior Notes	December 2029	750.0	745.3	745.1	—	696.5
Fiscal 2021 Senior Notes	May 2031	1,000.0	993.6	993.4	—	883.6
Total Senior Notes		$2,250.0	$2,237.8	$2,237.2	$—	$2,072.8

Total debt		$3,600.0	$3,585.9	$3,355.1	$1,270.0	$3,422.8
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2025	2026	2027	2028	2029	Thereafter	Total
(in millions)	$—	$730.0	$1,120.0	$—	$—	$1,750.0	$3,600.0

Fiscal 2021 Revolving Credit Facility: In April 2021, the Company entered into an amended and restated $1.5 billion five-year revolving credit facility, as amended on December 23, 2021 and May 23, 2023 (the “Fiscal 2021 Revolving Credit Facility”) which replaced the $1.5 billion five-year revolving credit facility entered during March 2019. The Fiscal 2021 Revolving Credit Facility is comprised of a $1.1 billion U.S. dollar tranche and a $400.0 million multicurrency tranche. On May 23, 2023, we amended the interest rate index from LIBOR to Adjusted Term SOFR. On July 1, 2024, we amended the Canadian interest rate index from CDOR to Adjusted Term CORRA. All other terms remained unchanged.
The weighted-average interest rate on the Fiscal 2021 Revolving Credit Facility was 6.50% for the three months ended September 30, 2024, and 6.41% for the three months ended September 30, 2023, respectively. The fair value of the variable-rate Fiscal 2021 Revolving Credit Facility borrowings at September 30, 2024 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Under the Fiscal 2021 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Swedish Kronor, and Yen bears interest at Adjusted Term SOFR, Adjusted Term CORRA, EURIBOR, TIBOR and STIBOR, respectively, plus 1.100% per annum (subject to step-ups to 1.175% and step-downs to 0.805% based on public debt ratings) and revolving loans denominated in Sterling initially bear interest at SONIA plus 1.1326% per annum (subject to step-ups to 1.2076% and step-downs to 0.8376% based on ratings). The Fiscal 2021 Revolving Credit Facility also has an annual facility fee equal to 15.0 basis points on the entire facility (subject to step-ups to 20.0 basis points and step-downs to 7.0 basis points based on ratings). The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2021 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2021 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At September 30, 2024, the Company was in compliance with all covenants of the Fiscal 2021 Revolving Credit Facility.

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
The Company may voluntarily prepay the Fiscal 2024 Amended Term Loan in whole or in part and without premium or penalty. In the event of receipt of cash proceeds by the Company or its subsidiaries from certain incurrences of indebtedness, certain equity issuances, and certain sales, transfers or other dispositions of assets, the Company will be required to prepay the Fiscal 2024 Term Loan, subject to certain limitations and qualifications as set forth in the Amended and Restated Term Credit Agreement. The Amended and Restated Term Credit Agreement is subject to certain covenants, including a leverage ratio. At September 30, 2024, the Company was in compliance with all covenants of the Fiscal 2024 Amended Term Loan.
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of the Company’s assets. At September 30, 2024, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at September 30, 2024 and June 30, 2024 was $492.8 million and $480.4 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of the Company’s assets. At September 30, 2024, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at September 30, 2024 and June 30, 2024 was $696.5 million and $667.7 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

Fiscal 2021 Senior Notes: In May 2021, the Company completed an offering of $1.0 billion in aggregate principal amount of senior notes (the “Fiscal 2021 Senior Notes”). The Fiscal 2021 Senior Notes will mature on May 1, 2031 and bear interest at a rate of 2.60% per annum. Interest on the Fiscal 2021 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Fiscal 2021 Senior Notes were issued at a price of 99.957% (effective yield to maturity of 2.605%). The indenture governing the Fiscal 2021 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of the Company’s assets. At September 30, 2024, the Company is in compliance with the covenants of the indenture governing the Fiscal 2021 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2021 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2021 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2021 Senior Notes at September 30, 2024 and June 30, 2024 was $883.6 million and $843.5 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2021 Revolving Credit Facility, Fiscal 2024 Amended Term Loan, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of September 30, 2024 and June 30, 2024, respectively, there were no outstanding borrowings under these lines of credit.
NOTE 12. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	September 30, 2024	June 30, 2024
	(in millions)
Post-employment retirement obligations	$228.8	$214.8
Operating lease liabilities	177.4	183.8
Non-current income taxes	60.1	59.0
Acquisition related contingencies	15.8	15.0
Other	56.4	78.3
Total	$538.5	$550.9

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
The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The Broadridge SORP and SERP are non-qualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $64.9 million at September 30, 2024 and $61.8 million at June 30, 2024 and are included in Other non-current assets in the accompanying Condensed Consolidated Balance Sheets. The SORP and the SERP had a total benefit obligation of $62.1 million at September 30, 2024 and $61.6 million at June 30, 2024 and are included in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

NOTE 13. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended September 30, 2024 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2024	2,180,621	$132.68	682,684	$146.05	161,805	$152.21
Granted	—	—	10,433	211.67	—	—
Exercise of stock options (a)	(180,774)	99.29	—	—	—	—
Vesting of restricted stock units	—	—	(4,689)	158.51	—	—
Expired/forfeited	(200)	198.30	(8,774)	161.51	(3,096)	143.81
Balances at September 30, 2024 (b),(c)	1,999,647	$135.69	679,654	$146.77	158,709	$152.37
_________
(a)Stock options exercised during the period of July 1, 2024 through September 30, 2024 had an aggregate intrinsic value of $20.0 million.
(b)As of September 30, 2024, the Company’s outstanding vested and currently exercisable stock options using the September 30, 2024 closing stock price of $215.03 (approximately 1.2 million shares) had an aggregate intrinsic value of $115.8 million with a weighted-average exercise price of $116.37 and a weighted-average remaining contractual life of 4.9 years. The total of all stock options outstanding as of September 30, 2024 has a weighted-average remaining contractual life of 6.3 years.
(c)As of September 30, 2024, time-based restricted stock units and performance-based restricted stock units expected to vest using the September 30, 2024 closing stock price of $215.03 (approximately 0.6 million and 0.2 million shares, respectively) had an aggregate intrinsic value of $139.5 million and $32.3 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.
The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $14.9 million and $16.4 million, as well as related expected tax benefits of $2.5 million and $2.9 million were recognized for the three months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $14.0 million and $46.6 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.7 years and 1.6 years, respectively.
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

NOTE 14. INCOME TAXES

	Three Months Ended September 30,
	2024	2023
	(in millions)
Provision for income taxes	$20.5	$22.0
Effective tax rate	20.4%	19.5%
Excess tax benefits	$3.1	$5.0

The increase in the effective tax rate for the three months ended September 30, 2024 was primarily driven by a decrease in discrete tax benefits relative to pre-tax income due to a lower excess tax benefit related to equity compensation.

NOTE 15. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
The Company is a party to an Amended and Restated IT Services Agreement with Kyndryl, Inc. (“Kyndryl”), an entity formed by IBM’s spin-off of its managed infrastructure services business, under which Kyndryl provides certain aspects of the Company’s information technology infrastructure, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The Amended and Restated IT Services Agreement expires on June 30, 2027, however the Company may renew the agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended and Restated IT Services Agreement at September 30, 2024 are $91.2 million through June 30, 2027, the final year of the Amended and Restated IT Services Agreement.
The Company is a party to an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which Kyndryl operates, manages and supports the Company’s private cloud global distributed platforms and products, and operates and manages certain Company networks. The Private Cloud Agreement expires on March 31, 2030. Fixed minimum commitments remaining under the Private Cloud Agreement at September 30, 2024 are $94.8 million through March 31, 2030, the final year of the contract.
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at September 30, 2024 are $124.6 million through December 31, 2026.
Investments
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $33.4 million as of September 30, 2024, which represents the carrying value of the Company's investment.
In addition, as of September 30, 2024, the Company has a future commitment to fund $0.4 million to one of the Company’s other investees.

Software License Agreements
The Company has incurred the following expenses under software license agreements:

	Three Months Ended September 30,
	2024	2023
	(in millions)
Software License Agreements	$34.3	$33.5
Fixed Operating Lease Cost
The Company has incurred the following fixed operating lease costs:

	Three Months Ended September 30,
	2024	2023
	(in millions)
Fixed Operating Lease Cost	$10.1	$10.2
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
Plan Management Corp. Claim
Paramount Financial Communications, Inc. d/b/a Plan Management Corp. (“Plan Management”) and Jonathan Miller filed a complaint on January 28, 2015 in the United States District Court for the Eastern District of Pennsylvania. Plan Management claimed that Broadridge Investor Communication Solutions, Inc. (“BRICS”) breached a marketing agreement between BRICS and Plan Management and Mr. Miller asserted a fraud claim. In August 2024, Broadridge settled the matter for $11.0 million and provided an incremental accrual of $10.3 million in the fourth quarter of the 2024 fiscal year. The final payment related to the settlement was made by Broadridge during the second fiscal quarter of the 2025 fiscal year, and no further liability remains.
Broadridge Customer Communications (“BRCC”) Machine Operator Claim
A law firm representing a machine operator currently employed by BRCC, a business within the ICS segment in Edgewood, New York sought compensation under the Fair Labor Standards Act and New York Labor Law on behalf of the machine operator and a proposed class of machine operators. During the third quarter of the 2024 fiscal year, Broadridge agreed to settle the matter for $9.9 million and provided an incremental accrual of $8.2 million. The settlement is subject to final documentation and court approval.
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

In January 2022, the Company executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of its net investment in its subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At September 30, 2024, the Company’s position on the cross-currency swaps was an asset of $35.1 million, and is recorded as part of Other non-current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. The Company has elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in the Company’s Condensed Consolidated Statements of Earnings.
In May 2021, the Company settled a forward treasury lock agreement that was designated as a cash flow hedge, for a pre-tax loss of $11.0 million, after which the final settlement loss is being amortized into Interest expense, net ratably over the ten-year term of the Fiscal 2021 Senior Notes. The expected amount of the existing loss that will be amortized into earnings before income taxes within the next twelve months is approximately $1 million.
In the normal course of business, the Company enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties, or collateral arrangements.
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect subsidiary, which is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At September 30, 2024, BBPO was in compliance with this net capital requirement.
In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At September 30, 2024, Matrix Trust Company was in compliance with its capital requirements.
NOTE 16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three and three months ended September 30, 2024, and 2023, respectively:

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2024	$(320.3)	$(5.7)	$(5.7)	$(331.7)
Other comprehensive income before reclassifications	28.9	—	—	28.9
Amounts reclassified from accumulated other comprehensive income	—	0.1	0.2	0.3
Balances at September 30, 2024	$(291.4)	$(5.6)	$(5.5)	$(302.5)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2023	$(273.6)	$(4.6)	$(6.5)	$(284.7)
Other comprehensive income before reclassifications	(16.6)	—	—	(16.6)
Amounts reclassified from accumulated other comprehensive income	—	0.1	0.2	0.3
Balances at September 30, 2023	$(290.1)	$(4.6)	$(6.3)	$(301.0)

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
Segment results:

	Revenues
	Three Months Ended September 30,
	2024	2023
	(in millions)
Investor Communication Solutions	$1,015.6	$1,028.6
Global Technology and Operations	407.2	402.4
Total	$1,422.9	$1,431.1

	Earnings (Loss) before Income Taxes
	Three Months Ended September 30,
	2024	2023
	(in millions)
Investor Communication Solutions	$96.5	$115.2
Global Technology and Operations	47.4	33.7
Other	(43.7)	(36.0)
Total	$100.3	$112.9

The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended September 30,
	2024	2023
	(in millions)
Investor Communication Solutions	$11.6	$11.4
Global Technology and Operations	36.6	39.4
Total	$48.2	$50.8

NOTE 18. SUBSEQUENT EVENTS

On November 1, 2024, the Company completed the acquisition of Kyndryl’s Securities Industry Services (“SIS”) business (“SIS Business”) to provide wealth management, capital markets, and information technology solutions in Canada, expanding the Company’s product offerings in the GTO reportable segment. The total purchase price, translated to U.S. dollars, was approximately $185 million. Our discussions with the Canadian Competition Bureau are ongoing.

In connection with the acquisition, on November 1, 2024, Broadridge Software Limited, a subsidiary of the Company, entered into a Master Services Agreement with Kyndryl Canada Limited (“Kyndryl Canada”) pursuant to which Kyndryl Canada will provide infrastructure managed services for the SIS Business.

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

Fiscal Year 2025 Acquisition:

During the three months ended September 30, 2024, there were no material acquisitions.

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
The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2024 in the 2024 Annual Report.
Critical Accounting Estimates
In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Management continually evaluates the accounting policies and estimates used to prepare the Condensed Consolidated Financial Statements. The estimates, by their nature, are based on judgment, available information, and historical experience and are believed to be reasonable. However, actual amounts and results could differ from these estimates made by management. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. The results of operations reported for the periods presented are not necessarily indicative of the results of operations for subsequent periods. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in the “Critical Accounting Policies” section of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Annual Report.
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
The key performance indicators for the three months ended September 30, 2024, and 2023, are as follows:

	Select Operating Metrics

	Three Months Ended September 30,
	2024	2023

Record Growth
Equity positions (Stock records)	3%	8%
Mutual fund/ETF positions (Interim records)	6%	3%

Internal Trade Growth	10%	15%

Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the three months ended September 30, 2024, mutual fund proxy revenues were 16% lower compared to the three months ended September 30, 2023. During fiscal year 2024, mutual fund proxy revenues were 66% higher than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For the three months ended September 30, 2024 and for the fiscal year ended June 30, 2024, we reported Closed sales net of a 5.0% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
Closed sales for the three months ended September 30, 2024 were $57.5 million, an increase of $9.9 million, or 21%, compared to $47.6 million for the three months ended September 30, 2023. Closed sales for the three months ended September 30, 2024 and September 30, 2023 are net of an allowance adjustment of $3.0 million and $2.5 million, respectively.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended September 30, 2024 and 2023, and the dollar and percentage changes between periods:

	Three Months Ended September 30,
			Change
	2024	2023	$	%
	(in millions, except per share amounts)
Revenues	$1,422.9	$1,431.1	$(8.2)	(1)
Cost of revenues	1,075.0	1,075.3	(0.2)	0
Selling, general and administrative expenses	213.4	207.3	6.0	3
Total operating expenses	1,288.4	1,282.6	5.8	0

Operating income	134.4	148.4	(14.0)	(9)
Margin	9.4%	10.4%
Interest expense, net	(32.3)	(33.4)	1.2	(3)
Other non-operating expenses, net	(1.9)	(2.1)	0.2	(10)
Earnings before income taxes	100.3	112.9	(12.6)	(11)
Provision for income taxes	20.5	22.0	(1.5)	(7)
Effective tax rate	20.4%	19.5%
Net earnings	$79.8	$90.9	$(11.1)	(12)
Basic earnings per share	$0.68	$0.77	$(0.09)	(12)
Diluted earnings per share	$0.68	$0.76	$(0.08)	(11)

Weighted-average shares outstanding:
Basic	116.9	117.9
Diluted	118.1	119.2

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended September 30, 2024 and 2023, and the dollar and percentage changes between periods:

	Three Months Ended September 30,
			Change
	2024	2023	$	%
	($ in millions)
Recurring revenues	$900.3	$871.2	$29.1	3
Event-driven revenues	63.0	86.9	(23.8)	(28)
Distribution revenues	459.5	473.0	(13.5)	(3)
Total	$1,422.9	$1,431.1	$(8.2)	(1)

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	3pts	1pt	0pts	0pts	3%
Revenues decreased $8.2 million, or 1%, to $1,422.9 million from $1,431.1 million.
•Recurring revenues increased $29.1 million, or 3%, to $900.3 million. Recurring revenue growth constant currency (Non-GAAP) was 4%, driven by Net New Business in ICS and Internal Growth in GTO.
•Event-driven revenues decreased $23.8 million, or 28%, driven by lower corporate action activity and lower volume of mutual fund proxy communications.
•Distribution revenues decreased $13.5 million, or 3%, driven by lower volume of event-driven mailings partially offset by the postage rate increase of approximately $23 million.
Total operating expenses. Operating expenses increased $5.8 million, or 0%, to $1,288.4 million from $1,282.6 million:
•Cost of revenues - the decrease of $0.2 million primarily reflects lower labor costs of $13.1 million and lower distribution expenses in our ICS segment of $7.0 million from lower volumes, offset by the impact of the postage rate increase of approximately $23 million.
•Selling, general and administrative expenses - the increase of $6.0 million was primarily driven by higher technology related expenses of $1.5 million and higher external labor costs of $1.3 million.
Interest expense, net. Interest expense, net was $32.3 million, a decrease of $1.2 million, from $33.4 million for the three months ended September 30, 2023. The decrease of $1.2 million was primarily due to a decrease in average borrowings.
Other non-operating expenses, net. Other non-operating expenses, net for the three months ended September 30, 2024 was $1.9 million, relatively flat compared to Other non-operating expenses of $2.1 million for the three months ended September 30, 2023.
Provision for income taxes.
•Effective tax rate for the three months ended September 30, 2024: 20.4%
•Effective tax rate for the three months ended September 30, 2023: 19.5%
The increase in the effective tax rate for the three months ended September 30, 2024 was primarily driven by a decrease in discrete tax benefits relative to pre-tax income due to a lower excess tax benefit related to equity compensation.

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
Revenues

	Three Months Ended September 30,
			Change
	2024	2023	$	%
	($ in millions)
Investor Communication Solutions	$1,015.6	$1,028.6	$(13.0)	(1)
Global Technology and Operations	407.2	402.4	4.8	1
Total	$1,422.9	$1,431.1	$(8.2)	(1)
Earnings Before Income Taxes

	Three Months Ended September 30,
			Change
	2024	2023	$	%
	($ in millions)
Investor Communication Solutions	$96.5	$115.2	$(18.7)	(16)
Global Technology and Operations	47.4	33.7	13.7	41
Other	(43.7)	(36.0)	(7.7)	21
Total	$100.3	$112.9	$(12.6)	(11)
The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended September 30,
			Change
	2024	2023	$	%
	($ in millions)
Investor Communication Solutions	$11.6	$11.4	$0.1	2
Global Technology and Operations	36.6	39.4	(2.8)	(7)
Total	$48.2	$50.8	$(2.7)	(5)

Investor Communication Solutions
Revenues for the three months ended September 30, 2024 decreased $13.0 million to $1,015.6 million from $1,028.6 million, and earnings before income taxes decreased $18.7 million to $96.5 million from $115.2 million.

	Three Months Ended September 30,
			Change
	2024	2023	$	%
	($ in millions)
Revenues
Recurring revenues	$493.1	$468.8	$24.3	5
Event-driven revenues	63.0	86.9	(23.8)	(28)
Distribution revenues	459.5	473.0	(13.5)	(3)
Total	$1,015.6	$1,028.6	$(13.0)	(1)

Earnings Before Income Taxes
Earnings before income taxes	$96.5	$115.2	$(18.7)	(16)
Pre-tax Margin	9.5%	11.2%

	Three Months Ended September 30, 2024
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	5pts	0pts	0pts	0pts	5%
For the three months ended September 30, 2024:
•Recurring revenues increased $24.3 million, or 5%, to $493.1 million. Recurring revenue growth constant currency (Non-GAAP) was 5%, driven by Net New Business.
•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Regulatory rose 6% and 6%, respectively, which included the impact of equity position growth of 3% and mutual fund/ETF position growth of 6%.
◦Data-driven fund solutions rose 6% and 6%, respectively, driven primarily by growth in our global distribution insights and retirement and workplace products.
◦Issuer rose 8% and 8%, respectively, driven by growth in shareholder engagement solutions and disclosure solutions products.
◦Customer communications rose 3% and 3%, respectively, driven by growth in print revenues and digital communications.
•Event-driven revenues decreased $23.8 million, or 28%, driven by lower corporate action activity and lower volume of mutual fund proxy communications.
•Distribution revenues decreased $13.5 million, or 3%, driven by lower volume of event-driven mailings partially offset by the postage rate increase of approximately $23 million.
•Earnings before income taxes decreased $18.7 million, or 16%, to $96.5 million, as the benefit from higher Recurring revenue was more than offset by lower event-driven revenue. Operating expenses rose 1%, or $5.7 million to $919.1 million as lower distribution volumes more than offset the impact of the postage rate increase.
•Pre-tax margins decreased by 1.7% to 9.5% from 11.2% in the prior period.

Global Technology and Operations
Revenues for the three months ended September 30, 2024 increased $4.8 million to $407.2 million from $402.4 million, and earnings before income taxes increased $13.7 million to $47.4 million from $33.7 million.

	Three Months Ended September 30,
			Change
	2024	2023	$	%
	($ in millions)
Revenues
Recurring revenues	$407.2	$402.4	$4.8	1

Earnings Before Income Taxes
Earnings before income taxes	$47.4	$33.7	$13.7	41
Pre-tax Margin	11.6%	8.4%

	Three Months Ended September 30, 2024
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	0pts	2pts	0pts	0pts	1%

For the three months ended September 30, 2024:
•Recurring revenues increased $4.8 million, or 1%, to $407.2 million. Recurring revenue growth constant currency (Non-GAAP) was 2%, all organic, driven by Internal Growth. Net New Business was flat as revenue from new sales was offset by losses.
•By product line, Recurring revenue growth and the corresponding Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Capital Markets rose 5% and 5%, respectively, driven by Net New Business and Internal Growth. Internal Growth benefited from higher trading volumes.
◦Wealth and Investment Management declined 5% and 4%, respectively, driven primarily by the loss of a large client, which impacted revenue growth by approximately 10 points.
•Earnings before income taxes increased $13.7 million from a combination of higher revenues and lower expenses, including lower labor costs.
•Pre-tax margins increased by 3.2% to 11.6% from 8.4%.
Other
Loss before income taxes was $43.7 million for the three months ended September 30, 2024, an increase of $7.7 million compared to $36.0 million for the three months ended September 30, 2023.
•The increased loss before income taxes was primarily due to higher compensation and other Corporate expenses, including Acquisition and Integration Costs of $2.2 million.
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
We exclude Acquisition and Integration Costs from our Adjusted Operating income (as applicable) and other adjusted earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and enhances comparability across fiscal reporting periods, as these items are not reflective of our underlying operations or performance.
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

Reconciliation of Non-GAAP measures to the most directly comparable GAAP measures (unaudited)

	Three Months Ended September 30,
	2024	2023
	(in millions)
Operating income (GAAP)	$134.4	$148.4
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	48.2	50.8
Acquisition and Integration Costs	2.2	—
Adjusted Operating income (Non-GAAP)	$184.8	$199.3
Operating income margin (GAAP)	9.4%	10.4%
Adjusted Operating income margin (Non-GAAP)	13.0%	13.9%

	Three Months Ended September 30,
	2024	2023
	(in millions)
Net earnings (GAAP)	$79.8	$90.9
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	48.2	50.8
Acquisition and Integration Costs	2.2	—
Subtotal of adjustments	50.3	50.8
Tax impact of adjustments (a)	(11.9)	(12.2)
Adjusted Net earnings (Non-GAAP)	$118.3	$129.6

	Three Months Ended September 30,
	2024	2023
Diluted earnings per share (GAAP)	$0.68	$0.76
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.41	0.43
Acquisition and Integration Costs	0.02	—
Subtotal of adjustments	0.43	0.43
Tax impact of adjustments (a)	(0.10)	(0.10)
Adjusted earnings per share (Non-GAAP)	$1.00	$1.09
(a) Calculated using the GAAP effective tax rate, adjusted to exclude $3.1 million and $5.0 million of excess tax benefits associated with stock-based compensation for the three months ended September 30, 2024, and 2023 respectively. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Three Months Ended September 30,
	2024	2023
	(in millions)
Net cash flows from operating activities (GAAP)	$(125.5)	$(62.0)
Capital expenditures and Software purchases and capitalized internal use software	(32.1)	(14.4)
Free cash flow (Non-GAAP)	$(157.6)	$(76.4)

	Three Months Ended September 30, 2024

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	6%	6%	8%	3%	5%
Impact of foreign currency exchange	0%	0%	0%	0%	0%
Recurring revenue growth constant currency (Non-GAAP)	6%	6%	8%	3%	5%

	Three Months Ended September 30, 2024

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	5%	(5%)	1%
Impact of foreign currency exchange	0%	1%	0%
Recurring revenue growth constant currency (Non-GAAP)	5%	(4%)	2%

Three Months Ended September 30, 2024

Consolidated	Total
Recurring revenue growth (GAAP)	3%
Impact of foreign currency exchange	0%
Recurring revenue growth constant currency (Non-GAAP)	4%

Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	September 30, 2024	June 30, 2024
	(in millions)
Cash and cash equivalents:
Domestic cash	$65.6	$78.4
Cash held by foreign subsidiaries	173.4	177.3
Cash held by regulated entities	53.7	48.7
Total cash and cash equivalents	$292.8	$304.4

At September 30, 2024, Cash and cash equivalents were $292.8 million and Total stockholders’ equity was $2,206.4 million. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.

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
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at September 30, 2024	Carrying value at September 30, 2024	Carrying value at June 30, 2024	Unused Available Capacity	Fair Value at September 30, 2024
			(in millions)
Long-term debt
Fiscal 2021 Revolving Credit Facility:
U.S. dollar tranche	April 2026	$230.0	$230.0	$—	$870.0	$230.0
Multicurrency tranche	April 2026	—	—	—	400.0	—
Total Revolving Credit Facility		$230.0	$230.0	$—	$1,270.0	$230.0

Fiscal 2024 Amended Term Loan	August 2026	$1,120.0	$1,118.1	$1,117.9	$—	$1,120.0

Fiscal 2016 Senior Notes	June 2026	$500.0	$498.8	$498.7	$—	$492.8
Fiscal 2020 Senior Notes	December 2029	750.0	745.3	745.1	—	696.5
Fiscal 2021 Senior Notes	May 2031	1,000.0	993.6	993.4	—	883.6
Total Senior Notes		$2,250.0	$2,237.8	$2,237.2	$—	$2,072.8

Total debt		$3,600.0	$3,585.9	$3,355.1	$1,270.0	$3,422.8
Future principal payments on our outstanding debt are as follows:

Years ending June 30,	2025	2026	2027	2028	2029	Thereafter	Total
(In millions)	$—	$730.0	$1,120.0	$—	$—	$1,750.0	$3,600.0
The Company has a $1.5 billion five-year revolving credit facility (as amended on December 23, 2021 and May 23, 2023, the “Fiscal 2021 Revolving Credit Facility”), which is comprised of a $1.1 billion U.S. dollar tranche and a $400.0 million multicurrency tranche. Under the Fiscal 2021 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Swedish Kronor, and Yen initially bear interest at Adjusted Term SOFR, Adjusted Term CORRA, EURIBOR, TIBOR and STIBOR, respectively, plus 1.100% per annum (subject to step-ups to 1.175% and step-downs to 0.805% based on public debt ratings) and revolving loans denominated in Sterling initially bears interest at SONIA plus 1.1326% per annum (subject to step-ups to 1.2076% and step-downs to 0.8376% based on ratings). The Fiscal 2021 Revolving Credit Facility also has an annual facility fee equal to 15.0 basis points on the entire facility (subject to step-ups to 20.0 basis points and step-downs to 7.0 basis points based on ratings). On May 23, 2023, we amended the interest rate index from LIBOR to Adjusted Term SOFR. On July 1, 2024, we amended the Canadian interest rate index from CDOR to Adjusted Term CORRA. All other terms remained unchanged.

In March 2021, the Company entered into an amended and restated term credit agreement, (as amended on December 23, 2021 and May 23, 3023, “Term Credit Agreement”), providing for term loan commitments in an aggregate principal amount of $2.55 billion, comprised of a $1.0 billion tranche (“Tranche 1”) and a $1.55 billion tranche (“Tranche 2,” together with Tranche 1, the “Fiscal 2021 Term Loans”). The Tranche 1 Loan was repaid in full in May 2021. The Tranche 2 Loan was to mature in May 2024. The proceeds of the Fiscal 2021 Term Loans were used by the Company to solely finance the Itiviti acquisition and pay certain fees and expenses in connection therewith. On May 23, 2023, we amended the interest rate index from LIBOR to Adjusted Term SOFR. All other terms remained unchanged. Interest on the outstanding portion of the Fiscal 2021 Term Loans bore interest at Adjusted Term SOFR plus 1.000% per annum (subject to step-ups to Adjusted Term SOFR plus 1.250% or a step-down to Adjusted Term SOFR plus 0.750% based on ratings).
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
Cash Flows

	Three Months Ended September 30,
			Change
	2024	2023	$
	(in millions)
Net cash flows from operating activities	$(125.5)	$(62.0)	$(63.5)
Net cash flows from investing activities	(40.1)	(14.4)	(25.7)
Net cash flows from financing activities	151.8	57.3	94.5
Effect of exchange rate changes on Cash and cash equivalents	2.1	0.8	1.4
Net change in Cash and cash equivalents	$(11.6)	$(18.3)	$6.7

Free cash flow:
Net cash flows from operating activities (GAAP)	$(125.5)	$(62.0)	$(63.5)
Capital expenditures and Software purchases and capitalized internal use software	(32.1)	(14.4)	(17.7)
Free cash flow (Non-GAAP)	$(157.6)	$(76.4)	$(81.2)
The decrease in cash from operating activities of $63.5 million in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to a decrease in net earnings of $11.1 million, an increase in cash payments related to accrued expenses and accounts payable of $118.1 million included in the change in payables and accrued expenses, and an increase in cash payments for income taxes of $45.1 million. This was partially offset by an increase in cash collections of $111.4 million included in the change in accounts receivable.

The decrease in cash from investing activities of $25.7 million in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily driven by higher capital expenditures of $17.7 million and higher acquisition spend of $8.0 million.
The increase in cash from financing activities of $94.5 million in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily reflects a decrease in cash used for stock buybacks of $150.0 million partially offset by an increase in net borrowings of $40.0 million.
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
Contractual Obligations
Data Center Agreements
The Company is a party to an Amended and Restated IT Services Agreement with Kyndryl, Inc. (“Kyndryl”), an entity formed by IBM’s spin-off of its managed infrastructure services business, under which Kyndryl provides certain aspects of the Company’s information technology infrastructure, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The Amended and Restated IT Services Agreement expires on June 30, 2027, however the Company may renew the agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended and Restated IT Services Agreement at September 30, 2024 are $91.2 million through June 30, 2027, the final year of the Amended and Restated IT Services Agreement.
The Company is a party to an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which Kyndryl operates, manages and supports the Company’s private cloud global distributed platforms and products, and operates and manages certain Company networks. The Private Cloud Agreement expires on March 31, 2030. Fixed minimum commitments remaining under the Private Cloud Agreement at September 30, 2024 are $94.8 million through March 31, 2030, the final year of the contract.
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at September 30, 2024 are $124.6 million through December 31, 2026.
Other
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $33.4 million as of September 30, 2024, which represents the carrying value of the Company's investments.
In addition, as of September 30, 2024, the Company has a future commitment to fund $0.4 million to one of the Company’s other investees.
Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at September 30, 2024.

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
In January 2022, we executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of our net investment in our subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of our U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At September 30, 2024, our position on the cross-currency swaps was an asset of $35.1 million, and is recorded as part of Other non-current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. We have elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in our Condensed Consolidated Statements of Earnings.
In May 2021, we settled a forward treasury lock agreement that was designated as a cash flow hedge, for a pre-tax loss of $11.0 million, after which the final settlement loss is being amortized into Interest expense, net ratably over the ten year term of the Fiscal 2021 Senior Notes. The expected amount of the existing loss that will be amortized into earnings before income taxes within the next twelve months is approximately $1 million.
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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures about market risk previously disclosed in Item 7A. of our 2024 Annual Report.
Item 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. The Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2024 were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A. to Part I in our 2024 Annual Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2024 Annual Report.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our first fiscal quarter ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2024 - July 31, 2024	215	$196.57	—	7,251,347
August 1, 2024 - August 31, 2024	1,338	211.99	—	7,251,347
September 1, 2024 - September 30, 2024	—	—	—	7,251,347
Total	1,553	$209.85	—
_____________
(1)Represents shares purchased from employees to pay taxes related to the vesting of stock-based compensation awards.
(2)During the fiscal quarter ended September 30, 2024, the Company did not repurchase shares of common stock under its share repurchase program. At September 30, 2024, the Company had 7.3 million shares available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2024 and 2023, (ii) condensed consolidated statements of comprehensive income for the three months ended September 30, 2024 and 2023, (iii) condensed consolidated balance sheets as of September 30, 2024 and June 30, 2024, (iv) condensed consolidated statements of cash flows for the three months ended September 30, 2024 and 2023, (v) condensed consolidated statements of stockholders’ equity for the three months ended September 30, 2024 and 2023, and (vi) the notes to the condensed consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: November 5, 2024	By:	/s/ Ashima Ghei
Ashima Ghei
Vice President, Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)