Form 10-Q
period 2024-12-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2025-01-31
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of January 28, 2025, was 117,018,687 shares.

Agre

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

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended December 31,		Six Months Ended December 31,
		2024	2023	2024	2023
Revenues	(Note 3)	$1,589.2	$1,405.0	$3,012.1	$2,836.0
Operating expenses:
Cost of revenues		1,145.8	1,057.2	2,220.8	2,132.5
Selling, general and administrative expenses		232.8	223.4	446.1	430.8
Total operating expenses		1,378.5	1,280.6	2,667.0	2,563.2
Operating income		210.7	124.4	345.1	272.8
Interest expense, net	(Note 5)	(32.7)	(36.3)	(65.0)	(69.7)
Other non-operating expenses, net		(1.9)	(0.4)	(3.8)	(2.6)
Earnings before income taxes		176.0	87.6	276.3	200.5
Provision for income taxes	(Note 14)	33.6	17.4	54.1	39.4
Net earnings		$142.4	$70.3	$222.2	$161.2

Basic earnings per share		$1.22	$0.60	$1.90	$1.37
Diluted earnings per share		$1.20	$0.59	$1.88	$1.35

Weighted-average shares outstanding:
Basic	(Note 4)	117.1	117.7	117.0	117.8
Diluted	(Note 4)	118.3	119.1	118.2	119.1

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net earnings	$142.4	$70.3	$222.2	$161.2
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(48.8)	(49.3)	(19.9)	(65.8)
Pension and post-retirement liability adjustment, net of taxes of $(0.0) and $(0.0) for the three months ended December 31, 2024 and 2023, respectively and $(0.1) and $(0.0) for the six months ended December 31, 2024 and 2023, respectively	0.1	0.1	0.2	0.1
Cash flow hedge amortization, net of taxes of $(0.1) and $(0.1) for the three months ended December 31, 2024 and 2023, respectively and $(0.1) and $(0.1) for the six months ended December 31, 2024 and 2023, respectively	0.2	0.2	0.4	0.4
Total other comprehensive income (loss), net	(48.6)	(49.0)	(19.4)	(65.3)
Comprehensive income	$93.9	$21.3	$202.8	$95.9

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		December 31, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents		$289.9	$304.4
Accounts receivable, net of allowance for doubtful accounts of $12.7 and $9.7, respectively		1,040.3	1,065.6
Other current assets		178.2	170.9
Total current assets		1,508.4	1,540.9
Property, plant and equipment, net		159.2	162.2
Goodwill		3,494.9	3,469.4
Intangible assets, net		1,346.0	1,307.2
Deferred client conversion and start-up costs	(Note 8)	863.8	892.1
Other non-current assets	(Note 9)	858.3	870.6
Total assets		$8,230.6	$8,242.4
Liabilities and Stockholders’ Equity
Current liabilities:
Payables and accrued expenses	(Note 10)	$888.6	$1,194.4
Contract liabilities		225.7	227.4
Total current liabilities		1,114.3	1,421.8
Long-term debt	(Note 11)	3,655.6	3,355.1
Deferred taxes		245.9	277.3
Contract liabilities		447.0	469.2
Other non-current liabilities	(Note 12)	539.5	550.9
Total liabilities		6,002.3	6,074.2
Commitments and contingencies	(Note 15)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 117.0 and 116.7 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,609.4	1,552.5
Retained earnings		3,451.4	3,435.1
Treasury stock, at cost: 37.4 and 37.8 shares, respectively		(2,483.0)	(2,489.2)
Accumulated other comprehensive income (loss)	(Note 16)	(351.1)	(331.7)
Total stockholders’ equity		2,228.3	2,168.2
Total liabilities and stockholders’ equity		$8,230.6	$8,242.4

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended December 31,
	2024	2023
Cash Flows From Operating Activities
Net earnings	$222.2	$161.2
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	65.1	59.1
Amortization of acquired intangibles and purchased intellectual property	97.7	100.7
Amortization of other assets	85.9	77.7
Write-down of long-lived asset and related charges	2.3	7.6
Stock-based compensation expense	36.6	36.9
Deferred income taxes	(32.2)	(39.2)
Other	(13.0)	(23.9)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	41.9	106.6
Other current assets	(6.2)	(23.6)
Payables and accrued expenses	(346.3)	(261.2)
Contract liabilities	18.0	21.1
Other non-current assets	(60.4)	(96.7)
Other non-current liabilities	(0.3)	1.4
Net cash flows from operating activities	111.2	127.8
Cash Flows From Investing Activities
Capital expenditures	(16.7)	(16.8)
Software purchases and capitalized internal use software	(38.2)	(19.6)
Acquisitions, net of cash acquired	(193.5)	—
Other investing activities	(2.0)	—
Net cash flows from investing activities	(250.4)	(36.4)
Cash Flows From Financing Activities
Debt proceeds	740.3	622.7
Debt repayments	(437.3)	(382.7)
Dividends paid	(196.2)	(179.7)
Purchases of Treasury stock	(3.9)	(161.5)
Proceeds from exercise of stock options	30.6	44.8
Other financing activities	(5.9)	(9.8)
Net cash flows from financing activities	127.7	(66.2)
Effect of exchange rate changes on Cash and cash equivalents	(3.0)	(0.4)
Net change in Cash and cash equivalents	(14.5)	24.7
Cash and cash equivalents, beginning of period	304.4	252.3
Cash and cash equivalents, end of period	$289.9	$277.0
Supplemental disclosure of cash flow information:
Cash payments made for interest	$70.9	$70.0
Cash payments made for income taxes, net of refunds	$169.4	$142.4
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$5.1	$3.2
Accrual for unpaid stock repurchase excise tax	$—	$0.6

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, September 30, 2024	154.5	$1.6	$1,580.3	$3,412.0	$(2,484.9)	$(302.5)	$2,206.4
Comprehensive income	—	—	—	142.4	—	(48.6)	93.9
Stock option exercises	—	—	11.3	—	—	—	11.3
Stock-based compensation	—	—	20.9	—	—	—	20.9
Treasury stock acquired (0.0 shares)	—	—	—	—	(1.2)	—	(1.2)
Treasury stock reissued (0.1 shares)	—	—	(3.2)	—	3.2	—	—
Common stock dividends ($0.88 per share)	—	—	—	(103.0)	—	—	(103.0)
Balances, December 31, 2024	154.5	$1.6	$1,609.4	$3,451.4	$(2,483.0)	$(351.1)	$2,228.3

	Six Months Ended December 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2024	154.5	$1.6	$1,552.5	$3,435.1	$(2,489.2)	$(331.7)	$2,168.2
Comprehensive income	—	—	—	222.2	—	(19.4)	202.8
Stock option exercises	—	—	29.3	—	—	—	29.3
Stock-based compensation	—	—	35.1	—	—	—	35.1
Treasury stock acquired (0.0 shares)	—	—	—	—	(1.2)	—	(1.2)
Treasury stock reissued (0.3 shares)	—	—	(7.4)	—	7.4	—	—
Common stock dividends ($1.76 per share)	—	—	—	(205.8)	—	—	(205.8)
Balances, December 31, 2024	154.5	$1.6	$1,609.4	$3,451.4	$(2,483.0)	$(351.1)	$2,228.3

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

	Three Months Ended December 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, September 30, 2023	154.5	$1.6	$1,481.0	$3,109.8	$(2,178.6)	$(301.0)	$2,112.7
Comprehensive income (loss)	—	—	—	70.3	—	(49.0)	21.3
Stock option exercises	—	—	8.2	—	—	—	8.2
Stock-based compensation	—	—	19.8	—	—	—	19.8
Treasury stock acquired (0.1 shares)	—	—	—	—	(0.2)	—	(0.2)
Treasury stock reissued (0.1 shares)	—	—	(2.2)	—	2.2	—	—
Common stock dividends ($0.80 per share)	—	—	—	(94.2)	—	—	(94.2)
Balances, December 31, 2023	154.5	$1.6	$1,506.8	$3,085.9	$(2,176.6)	$(350.0)	$2,067.6

	Six Months Ended December 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2023	154.5	$1.6	$1,436.8	$3,113.0	$(2,026.1)	$(284.7)	$2,240.6
Comprehensive income	—	—	—	161.2	—	(65.3)	95.9
Stock option exercises	—	—	45.8	—	—	—	45.8
Stock-based compensation	—	—	35.7	—	—	—	35.7
Treasury stock acquired (0.9 shares)	—	—	—	—	(162.1)	—	(162.1)
Treasury stock reissued (0.5 shares)	—	—	(11.5)	—	11.5	—	—
Common stock dividends ($1.60 per share)	—	—	—	(188.3)	—	—	(188.3)
Balances, December 31, 2023	154.5	$1.6	$1,506.8	$3,085.9	$(2,176.6)	$(350.0)	$2,067.6

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
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with SEC requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest, entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on August 6, 2024. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position on December 31, 2024 and June 30, 2024, the results of its operations for the three and six months ended December 31, 2024 and 2023, its cash flows for the six months ended December 31, 2024 and 2023, and its changes in stockholders’ equity for the three and six months ended December 31, 2024 and 2023.

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
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires an entity to disclose additional information about specific expense categories. ASU No. 2024-03 is effective for the Company in the fourth quarter of fiscal year 2028. The amendments in this ASU must be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to any or all prior periods presented in the financial statements. Early adoption of the amendments is permitted. Upon adoption, this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
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

	Three Months Ended December 31,		Six Months Ended December 31,

	2024	2023	2024	2023
	(in millions)
Investor Communication Solutions
Regulatory	$210.5	$194.7	$400.4	$374.1
Data-driven fund solutions	114.5	105.3	222.5	207.1
Issuer	36.0	30.6	66.9	59.2
Customer communications	179.2	162.7	343.4	321.8
Total ICS Recurring revenues	540.2	493.4	1,033.2	962.2

Equity and other	24.6	22.1	45.8	62.9
Mutual funds	99.9	33.1	141.9	79.2
Total ICS Event-driven revenues	124.6	55.2	187.6	142.1

Distribution revenues	484.5	450.9	944.0	923.9

Total ICS Revenues	$1,149.2	$999.5	$2,164.8	$2,028.2

Global Technology and Operations
Capital markets	$279.4	$262.4	$540.4	$510.9
Wealth and investment management	160.6	143.0	306.8	296.9
Total GTO Recurring revenues	440.0	405.4	847.2	807.9

Total Revenues	$1,589.2	$1,405.0	$3,012.1	$2,836.0

Revenues by Type
Recurring revenues	$980.2	$898.8	$1,880.5	$1,770.0
Event-driven revenues	124.6	55.2	187.6	142.1
Distribution revenues	484.5	450.9	944.0	923.9
Total Revenues	$1,589.2	$1,405.0	$3,012.1	$2,836.0

Contract Balances
The following table provides information about contract assets and liabilities:

	December 31, 2024	June 30, 2024
	(in millions)
Contract assets	$118.4	$125.3
Contract liabilities	$672.7	$696.6
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
During the six months ended December 31, 2024, contract assets decreased due to a decrease in software term license revenues, and contract liabilities decreased due to the timing of client invoices in relation to the timing of revenue recognized. The Company recognized $228.0 million of revenue during the six months ended December 31, 2024 that was included in the contract liability balance as of June 30, 2024.

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
The computation of diluted EPS excluded 0.2 million options to purchase Broadridge common stock for the three months ended December 31, 2024, and 0.3 million options to purchase Broadridge common stock for the six months ended December 31, 2024, as the effect of their inclusion would have been anti-dilutive.
The computation of diluted EPS excluded less than 0.1 million options to purchase Broadridge common stock for the three months ended December 31, 2023, and less than 0.1 million options to purchase Broadridge common stock for the six months ended December 31, 2023, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in millions)
Weighted-average shares outstanding:
Basic	117.1	117.7	117.0	117.8
Common stock equivalents	1.2	1.4	1.2	1.4
Diluted	118.3	119.1	118.2	119.1

NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in millions)
Interest expense on borrowings	$(36.6)	$(40.0)	$(72.5)	$(76.4)
Interest income	3.8	3.7	7.5	6.6
Interest expense, net	$(32.7)	$(36.3)	$(65.0)	$(69.7)

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
FISCAL YEAR 2025 BUSINESS COMBINATION
SIS
On November 1, 2024, the Company acquired Kyndryl’s Securities Industry Services (“SIS”) business (“SIS Business”) to provide wealth management, capital markets, and information technology solutions in Canada. SIS is included in the Company’s GTO reportable segment.
•For tax purposes, Goodwill is amortizable and tax deductible.
•Intangible assets acquired consist primarily of software technology and customer relationships, which are being amortized over a ten-year life.
•Our discussions with the Canadian Competition Bureau are ongoing.
In connection with the acquisition, on November 1, 2024, Broadridge Software Limited, a subsidiary of the Company, entered into the SIS Services Agreement with Kyndryl Canada Limited (“Kyndryl Canada”) pursuant to which Kyndryl Canada will provide infrastructure managed services for the SIS Business. Refer to Note 15, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for further details.
Financial information for SIS is as follows:

SIS
Cash payments	$185.5

Net tangible liabilities assumed	$(1.9)
Goodwill	38.3
Intangible assets	149.1
Aggregate purchase price	$185.5
The allocation of the purchase price will be finalized upon the completion of the analysis of the fair values of the acquired business’ assets and liabilities.
During the three months ended September 30, 2024, there was also an immaterial acquisition with an aggregate purchase price of $8.0 million.
FISCAL YEAR 2024 BUSINESS COMBINATION
AdvisorTarget
In May 2024, the Company acquired AdvisorTarget, a market leader in providing asset management and wealth management firms with data products to help power digital marketing, sales and engagement programs targeting financial advisors. AdvisorTarget is included in the Company’s ICS reportable segment. The aggregate purchase price included $34.3 million in cash, $1.0 million in deferred payments, $1.6 million for the settlement of a preexisting relationship, and contingent consideration with a maximum potential pay-out of $30.5 million. The contingent consideration is payable through fiscal year 2028 upon the achievement by the acquired business of certain defined revenue targets. After immaterial measurement period adjustments, net tangible liabilities assumed in the transaction were $3.3 million, and contingent liabilities incurred were valued at $14.0 million. This acquisition resulted in $42.0 million of Goodwill, which is tax deductible. Intangible assets acquired, which totaled $12.1 million, consist primarily of software technology and customer relationships, which are being amortized over a five-year life.
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
The following tables set forth the Company’s financial assets and liabilities at December 31, 2024 and June 30, 2024, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.7	$—	$—	$0.7
Other non-current assets:
Securities (a)	184.2	—	—	184.2
Derivative asset	—	63.9	—	63.9
Total assets as of December 31, 2024	$184.9	$63.9	$—	$248.9
Liabilities:
Contingent consideration obligations	—	—	14.0	14.0
Total liabilities as of December 31, 2024	$—	$—	$14.0	$14.0

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.8	$—	$—	$0.8
Other non-current assets:
Securities (a)	170.6	—	—	170.6
Derivative asset	—	59.9	—	59.9
Total assets as of June 30, 2024	$171.4	$59.9	$—	$231.3
Liabilities:
Contingent consideration obligations	—	—	14.0	14.0
Total liabilities as of June 30, 2024	$—	$—	$14.0	$14.0
_________
(a) Includes investments related to the Company’s Defined Benefit Pension Plans and Executive Retirement and Savings Plan (the “ERSP”).
In addition, the Company has non-marketable securities with a carrying amount of $58.3 million and $58.3 million as of December 31, 2024 and June 30, 2024, respectively, that to the extent they have been remeasured during the period are classified as Level 2 financial assets and included as part of Other non-current assets on the Condensed Consolidated Balance Sheets.
The following table sets forth an analysis of changes during the three and six months ended December 31, 2024 and 2023, respectively, in Level 3 financial liabilities of the Company:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in millions)
Beginning balance	$14.0	$12.9	$14.0	$12.0
Net increase in contingent consideration liability	—	—	—	0.8
Foreign currency impact on contingent consideration liability	—	(0.2)	—	(0.1)
Payments	—	(5.2)	—	(5.2)
Ending balance	$14.0	$7.6	$14.0	$7.6
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year.

NOTE 8. DEFERRED CLIENT CONVERSION AND START-UP COSTS
Deferred client conversion and start-up costs consisted of the following:

	December 31, 2024	June 30, 2024
	(in millions)
Deferred client conversion and start-up costs	$856.9	$884.5
Other start-up costs	6.8	7.6
Total	$863.8	$892.1
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
Deferred client conversion and start-up costs of $863.8 million as of December 31, 2024 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $856.9 million, as well as other start-up costs of $6.8 million. Deferred client conversion and start-up costs of $892.1 million as of June 30, 2024 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $884.5 million, as well as other start-up costs of $7.6 million.
The total amount of Deferred client conversion and start-up costs and Deferred sales commission costs amortized in Operating expenses during the three months ended December 31, 2024 and 2023, were $38.1 million and $32.2 million, respectively.
The total amount of Deferred client conversion and start-up costs and Deferred sales commission costs amortized in Operating expenses during the six months ended December 31, 2024 and 2023, were $74.7 million and $64.4 million, respectively.

NOTE 9. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	December 31, 2024	June 30, 2024
	(in millions)
Long-term investments	$284.8	$271.1
ROU assets (a)	177.8	186.2
Deferred sales commissions costs	124.7	131.2
Contract assets (b)	118.4	125.3
Long-term broker fees	30.5	34.9
Deferred data center costs (c)	10.0	11.8
Other (d)	112.1	110.1
Total	$858.3	$870.6
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

(d) Includes $63.9 million and $59.9 million derivative assets as of December 31, 2024 and June 30, 2024, respectively, related to the Company’s cross-currency swap derivative contracts. Please refer to Note 15, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.
NOTE 10. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	December 31, 2024	June 30, 2024
	(in millions)
Accounts payable	$198.3	$314.0
Employee compensation and benefits	227.3	354.4
Accrued dividend payable	103.0	93.4
Accrued broker fees	102.2	126.3
Customer deposits	67.9	52.7
Business process outsourcing administration fees	61.3	59.9
Accrued taxes	39.9	112.5
Operating lease liabilities	38.5	38.0
Other	50.2	43.3
Total	$888.6	$1,194.4
Restructuring Charges

The total Employee compensation and benefits liability within the table above of $227.3 million and $354.4 million for December 31, 2024 and June 30, 2024, respectively, includes a restructuring liability of $7.9 million and $38.9 million as of December 31, 2024 and June 30, 2024, respectively.

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

NOTE 11. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at December 31, 2024	Carrying value at December 31, 2024	Carrying value at June 30, 2024	Unused Available Capacity	Fair Value at December 31, 2024
			(in millions)
Long-term debt
Fiscal 2025 Revolving Credit Facility:
U.S. dollar tranche	December 2029	$170.0	$170.0	$—	$830.0	$170.0
Multicurrency tranche	December 2029	128.8	128.8	—	371.2	128.8
Total Revolving Credit Facility		$298.8	$298.8	$—	$1,201.2	$298.8

Fiscal 2024 Amended Term Loan	August 2026	$1,120.0	$1,118.4	$1,117.9	$—	$1,120.0

Fiscal 2016 Senior Notes	June 2026	$500.0	$499.0	$498.7	$—	$490.6
Fiscal 2020 Senior Notes	December 2029	750.0	745.6	745.1	—	678.1
Fiscal 2021 Senior Notes	May 2031	1,000.0	993.9	993.4	—	855.9
Total Senior Notes		$2,250.0	$2,238.4	$2,237.2	$—	$2,024.6

Total debt		$3,668.8	$3,655.6	$3,355.1	$1,201.2	$3,443.4
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2025	2026	2027	2028	2029	Thereafter	Total
(in millions)	$—	$500.0	$1,120.0	$—	$—	$2,048.8	$3,668.8

Fiscal 2025 Revolving Credit Facility: In December 2024, the Company entered into an amended and restated $1.5 billion five-year revolving credit facility (the “Fiscal 2025 Revolving Credit Facility”) which replaced the $1.5 billion five-year revolving credit facility entered into during April 2021 (the “Fiscal 2021 Revolving Credit Facility) (together the “Revolving Credit Facilities”). The Fiscal 2025 Revolving Credit Facility is comprised of a $1.0 billion U.S. dollar tranche and a $500.0 million multicurrency tranche.
The weighted-average interest rate on the Revolving Credit Facilities was 5.75% and 6.04% for the three and six months ended December 31, 2024, and 6.52% and 6.48% for the three and six months ended December 31, 2023, respectively. The fair value of the variable-rate Fiscal 2025 Revolving Credit Facility borrowings at December 31, 2024 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Under the Fiscal 2025 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Sterling, Swedish Kronor, and Yen initially bear interest at Adjusted Term SOFR, Adjusted Term CORRA, EURIBOR, TIBOR, SONIA, and STIBOR, respectively, plus 1.000% per annum (subject to multiple step-ups to 1.250% per annum and multiple step-downs to 0.785%, in each case, based on ratings). The Fiscal 2025 Revolving Credit Facility also has a facility fee of 0.125% per annum (subject to multiple step-ups to 0.25% per annum and multiple step-downs to 0.090% per annum, in each case, based on ratings). The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2025 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2025 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At December 31, 2024, the Company was in compliance with all covenants of the Fiscal 2025 Revolving Credit Facility.

Fiscal 2021 Term Loans: In March 2021, the Company entered into an amended and restated term credit agreement, as amended on December 23, 2021, and May 23, 2023 (“Term Credit Agreement”), providing for term loan commitments in an aggregate principal amount of $2.55 billion, comprised of a $1.0 billion tranche (“Tranche 1”), and a $1.55 billion tranche (“Tranche 2,” together with Tranche 1, the “Fiscal 2021 Term Loans”). The proceeds of the Fiscal 2021 Term Loans were used by the Company to solely finance the acquisition of Itiviti Holding AB and pay certain fees and expenses in connection therewith. Once borrowed, amounts repaid or prepaid in respect of such Fiscal 2021 Term Loans may not be reborrowed. The Tranche 1 Loan was to mature on the date that is 18 months after the date on which the Fiscal 2021 Term Loans were borrowed (the “Funding Date”), but was repaid in full in May 2021 with proceeds from the Fiscal 2021 Senior Notes (as discussed further below). The Tranche 2 Loan was to mature in May 2024. The Tranche 2 Loan bore interest at Adjusted Term SOFR plus 1.000% per annum (subject to step-ups to Adjusted Term SOFR plus 1.250% or a step-down to Adjusted Term SOFR plus 0.750% based on ratings). On May 23, 2023, we amended the interest rate index from LIBOR to Adjusted Term SOFR. All other terms remained unchanged.
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
The Company may voluntarily prepay the Fiscal 2024 Amended Term Loan in whole or in part and without premium or penalty. In the event of receipt of cash proceeds by the Company or its subsidiaries from certain incurrences of indebtedness, certain equity issuances, and certain sales, transfers or other dispositions of assets, the Company will be required to prepay the Fiscal 2024 Term Loan, subject to certain limitations and qualifications as set forth in the Amended and Restated Term Credit Agreement. The Amended and Restated Term Credit Agreement is subject to certain covenants, including a leverage ratio. At December 31, 2024, the Company was in compliance with all covenants of the Fiscal 2024 Amended Term Loan.
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of the Company’s assets. At December 31, 2024, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at December 31, 2024 and June 30, 2024 was $490.6 million and $480.4 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of the Company’s assets. At December 31, 2024, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at December 31, 2024 and June 30, 2024 was $678.1 million and $667.7 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

Fiscal 2021 Senior Notes: In May 2021, the Company completed an offering of $1.0 billion in aggregate principal amount of senior notes (the “Fiscal 2021 Senior Notes”). The Fiscal 2021 Senior Notes will mature on May 1, 2031 and bear interest at a rate of 2.60% per annum. Interest on the Fiscal 2021 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Fiscal 2021 Senior Notes were issued at a price of 99.957% (effective yield to maturity of 2.605%). The indenture governing the Fiscal 2021 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of the Company’s assets. At December 31, 2024, the Company is in compliance with the covenants of the indenture governing the Fiscal 2021 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2021 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2021 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2021 Senior Notes at December 31, 2024 and June 30, 2024 was $855.9 million and $843.5 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2025 Revolving Credit Facility, Fiscal 2024 Amended Term Loan, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of December 31, 2024 and June 30, 2024, respectively, there were no outstanding borrowings under these lines of credit.
NOTE 12. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	December 31, 2024	June 30, 2024
	(in millions)
Post-employment retirement obligations	$233.6	$214.8
Operating lease liabilities	172.9	183.8
Non-current income taxes	63.4	59.0
Acquisition related contingencies	14.0	15.0
Other	55.6	78.3
Total	$539.5	$550.9

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
The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The Broadridge SORP and SERP are non-qualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $63.5 million at December 31, 2024 and $61.8 million at June 30, 2024 and are included in Other non-current assets in the accompanying Condensed Consolidated Balance Sheets. The SORP and the SERP had a total benefit obligation of $62.6 million at December 31, 2024 and $61.6 million at June 30, 2024 and are included in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

NOTE 13. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended December 31, 2024 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at September 30, 2024	1,999,647	$135.69	679,654	$146.77	158,709	$152.37
Granted	32,136	224.23	253,579	205.69	96,107	203.98
Exercise of stock options (a)	(97,529)	116.33	—	—	—	—
Vesting of restricted stock units	—	—	(36,296)	94.56	—	—
Expired/forfeited	(1,247)	198.30	(12,964)	169.62	(204)	170.16
Balances at December 31, 2024 (b),(c)	1,933,007	$138.10	883,973	$165.48	254,612	$171.84
_________
(a)Stock options exercised during the period of October 1, 2024 through December 31, 2024 had an aggregate intrinsic value of $10.8 million.
(b)As of December 31, 2024, the Company’s outstanding vested and currently exercisable stock options using the December 31, 2024 closing stock price of $226.09 (approximately 1.1 million shares) had an aggregate intrinsic value of $118.1 million with a weighted-average exercise price of $118.00 and a weighted-average remaining contractual life of 4.8 years. The total of all stock options outstanding as of December 31, 2024 has a weighted-average remaining contractual life of 6.2 years.
(c)As of December 31, 2024, time-based restricted stock units and performance-based restricted stock units expected to vest using the December 31, 2024 closing stock price of $226.09 (approximately 0.8 million and 0.2 million shares, respectively) had an aggregate intrinsic value of $187.7 million and $53.7 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.
The activity related to the Company’s incentive equity awards for the six months ended December 31, 2024 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2024	2,180,621	$132.68	682,684	$146.05	161,805	$152.21
Granted	32,136	224.23	264,012	205.93	96,107	203.98
Exercise of stock options (a)	(278,303)	105.26	—	—	—	—
Vesting of restricted stock units	—	—	(40,985)	101.88	—	—
Expired/forfeited	(1,447)	198.30	(21,738)	166.34	(3,300)	145.44
Balances at December 31, 2024	1,933,007	$138.10	883,973	$165.48	254,612	$171.84
(a)Stock options exercised during the period of July 1, 2024 through December 31, 2024 had an aggregate intrinsic value of $30.8 million.

The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $21.8 million and $20.5 million, as well as related expected tax benefits of $4.0 million and $4.2 million were recognized for the three months ended December 31, 2024 and 2023, respectively. Stock-based compensation expense of $36.6 million and $36.9 million, as well as related expected tax benefits of $6.4 million and $7.0 million were recognized for the six months ended December 31, 2024 and 2023, respectively.
As of December 31, 2024, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $11.6 million and $91.8 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.7 years and 2.2 years, respectively.
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
NOTE 14. INCOME TAXES

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in millions)
Provision for income taxes	$33.6	$17.4	$54.1	$39.4
Effective tax rate	19.1%	19.9%	19.6%	19.7%
Excess tax benefits	$3.2	$1.2	$6.3	$6.2

The decrease in the effective tax rate for the three months ended December 31, 2024 was primarily driven by an increase in discrete tax benefits inclusive of excess tax benefit related to equity compensation.

The decrease in the effective tax rate for the six months ended December 31, 2024 was primarily driven by an increase in discrete tax benefits inclusive of excess tax benefit related to equity compensation.

NOTE 15. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
The Company is a party to an Amended and Restated IT Services Agreement with Kyndryl, Inc. (“Kyndryl”), an entity formed by IBM’s spin-off of its managed infrastructure services business, under which Kyndryl provides certain aspects of the Company’s information technology infrastructure, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The Amended and Restated IT Services Agreement expires on June 30, 2027, however the Company may renew the agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended and Restated IT Services Agreement at December 31, 2024 are $75.0 million through June 30, 2027, the final year of the Amended and Restated IT Services Agreement.
Broadridge Software Limited, a subsidiary of the Company is party to the SIS Services Agreement with Kyndryl Canada, under which Kyndryl Canada provides infrastructure managed services for the SIS Business. The SIS Services Agreement expires on October 31, 2029. Fixed minimum commitments remaining under the SIS Services Agreement at December 31, 2024 are $151.8 million through October 31, 2029, the final year of the SIS Services Agreement.
The Company is a party to an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which Kyndryl operates, manages and supports the Company’s private cloud global distributed platforms and products, and operates and manages certain Company networks. The Private Cloud Agreement expires on March 31, 2030.

Fixed minimum commitments remaining under the Private Cloud Agreement at December 31, 2024 are $84.2 million through March 31, 2030, the final year of the contract.
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at December 31, 2024 are $114.9 million through December 31, 2026.
Investments
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $32.8 million as of December 31, 2024, which represents the carrying value of the Company's investment.
In addition, as of December 31, 2024, the Company has future commitments to fund $18.4 million to the Company’s other investees.
Software License Agreements
The Company has incurred the following expenses under software license agreements:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in millions)
Software License Agreements	$36.0	$31.9	$70.3	$65.3
Fixed Operating Lease Cost
The Company has incurred the following fixed operating lease costs:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in millions)
Fixed Operating Lease Cost	$10.5	$10.0	$20.6	$20.2
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
In January 2022, the Company executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of its net investment in its subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At December 31, 2024, the Company’s position on the cross-currency swaps was an asset of $63.9 million, and is recorded as part of Other non-current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. The Company has elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in the Company’s Condensed Consolidated Statements of Earnings.
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
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect subsidiary, which is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At December 31, 2024, BBPO was in compliance with this net capital requirement.

In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At December 31, 2024, Matrix Trust Company was in compliance with its capital requirements.
NOTE 16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three and six months ended December 31, 2024, and 2023, respectively:

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at September 30, 2024	$(291.4)	$(5.6)	$(5.5)	$(302.5)
Other comprehensive income before reclassifications	(48.8)	—	—	(48.8)
Amounts reclassified from accumulated other comprehensive income	—	0.1	0.2	0.3
Balances at December 31, 2024	$(340.3)	$(5.5)	$(5.3)	$(351.1)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2024	$(320.3)	$(5.7)	$(5.7)	$(331.7)
Other comprehensive income before reclassifications	(19.9)	—	—	(19.9)
Amounts reclassified from accumulated other comprehensive income	—	0.2	0.4	0.6
Balances at December 31, 2024	$(340.3)	$(5.5)	$(5.3)	$(351.1)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at September 30, 2023	$(290.1)	$(4.6)	$(6.3)	$(301.0)
Other comprehensive income before reclassifications	(49.3)	—	—	(49.3)
Amounts reclassified from accumulated other comprehensive income	—	0.1	0.2	0.3
Balances at December 31, 2023	$(339.4)	$(4.5)	$(6.1)	$(350.0)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2023	$(273.6)	$(4.6)	$(6.5)	$(284.7)
Other comprehensive income before reclassifications	(65.8)	—	—	(65.8)
Amounts reclassified from accumulated other comprehensive income	—	0.1	0.4	0.5
Balances at December 31, 2023	$(339.4)	$(4.5)	$(6.1)	$(350.0)

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
Segment results:

	Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in millions)
Investor Communication Solutions	$1,149.2	$999.5	$2,164.8	$2,028.2
Global Technology and Operations	440.0	405.4	847.2	807.9
Total	$1,589.2	$1,405.0	$3,012.1	$2,836.0

	Earnings (Loss) before Income Taxes
	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in millions)
Investor Communication Solutions	$174.1	$95.8	$270.6	$211.0
Global Technology and Operations	49.7	39.3	97.1	73.0
Other	(47.7)	(47.5)	(91.4)	(83.5)
Total	$176.0	$87.6	$276.3	$200.5

The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in millions)
Investor Communication Solutions	$10.9	$11.4	$22.5	$22.8
Global Technology and Operations	38.6	38.5	75.2	77.9
Total	$49.5	$49.9	$97.7	$100.7

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

Fiscal Year 2025 Acquisition:
SIS
On November 1, 2024, the Company acquired Kyndryl’s Securities Industry Services (“SIS”) business (“SIS Business”) to provide wealth management, capital markets, and information technology solutions in Canada. SIS is included in the Company’s GTO reportable segment.
•For tax purposes, Goodwill is amortizable and tax deductible.
•Intangible assets acquired consist primarily of software technology and customer relationships, which are being amortized over a ten-year life.
•Our discussions with the Canadian Competition Bureau are ongoing.
In connection with the acquisition, on November 1, 2024, Broadridge Software Limited, a subsidiary of the Company, entered into the SIS Services Agreement with Kyndryl Canada Limited (“Kyndryl Canada”) pursuant to which Kyndryl Canada will provide infrastructure managed services for the SIS Business. Refer to Note 15, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for further details.

Financial information for SIS is as follows:

SIS
Cash payments	$185.5

Net tangible liabilities assumed	$(1.9)
Goodwill	38.3
Intangible assets	149.1
Aggregate purchase price	$185.5
The allocation of the purchase price will be finalized upon the completion of the analysis of the fair values of the acquired business’ assets and liabilities.
During the three months ended September 30, 2024, there was also an immaterial acquisition with an aggregate purchase price of $8.0 million.

Fiscal Year 2024 Acquisition:
AdvisorTarget
In May 2024, the Company acquired AdvisorTarget, a market leader in providing asset management and wealth management firms with data products to help power digital marketing, sales and engagement programs targeting financial advisors. AdvisorTarget is included in the Company’s ICS reportable segment. The aggregate purchase price included $34.3 million in cash, $1.0 million in deferred payments, $1.6 million for the settlement of a preexisting relationship, and contingent consideration with a maximum potential pay-out of $30.5 million. The contingent consideration is payable through fiscal year 2028 upon the achievement by the acquired business of certain defined revenue targets. Net tangible liabilities assumed in the transaction were $3.3 million, and contingent liabilities incurred were valued at $14.0 million. This acquisition resulted in $42.0 million of Goodwill, which is tax deductible. Intangible assets acquired, which totaled $12.1 million, consist primarily of software technology and customer relationships, which are being amortized over a five-year life.
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
The key performance indicators for the three and six months ended December 31, 2024, and 2023, are as follows:

	Select Operating Metrics

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

Record Growth
Equity positions (Stock records)	11%	6%	8%	7%
Mutual fund/ETF positions (Interim records)	5%	5%	8%	3%

Internal Trade Growth	13%	12%	12%	13%

Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and six months ended December 31, 2024 compared to the three and six months ended December 31, 2023. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the six months ended December 31, 2024, mutual fund proxy revenues were 103% higher compared to the six months ended December 31, 2023. During fiscal year 2024, mutual fund proxy revenues were 66% higher than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For the three and six months ended December 31, 2024 and for the fiscal year ended June 30, 2024, we reported Closed sales net of a 5.0% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
Closed sales for the three months ended December 31, 2024 were $45.7 million, a decrease of $12.4 million, or 21%, compared to $58.0 million for the three months ended December 31, 2023. Closed sales for the three months ended December 31, 2024 and December 31, 2023 are net of an allowance adjustment of $2.4 million and $3.1 million, respectively.
Closed sales for the six months ended December 31, 2024 were $103.2 million, a decrease of $2.5 million, or 2%, compared to $105.6 million for the six months ended December 31, 2023. Closed sales for the six months ended December 31, 2024 and December 31, 2023 are net of an allowance adjustment of $5.4 million and $5.6 million, respectively.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended December 31, 2024 versus Three Months Ended December 31, 2023
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended December 31, 2024 and 2023, and the dollar and percentage changes between periods:

	Three Months Ended December 31,
			Change
	2024	2023	$	%
	(in millions, except per share amounts)
Revenues	$1,589.2	$1,405.0	$184.2	13
Cost of revenues	1,145.8	1,057.2	88.6	8
Selling, general and administrative expenses	232.8	223.4	9.3	4
Total operating expenses	1,378.5	1,280.6	97.9	8

Operating income	210.7	124.4	86.3	69
Margin	13.3%	8.9%
Interest expense, net	(32.7)	(36.3)	3.5	(10)
Other non-operating expenses, net	(1.9)	(0.4)	(1.4)	375
Earnings before income taxes	176.0	87.6	88.4	101
Provision for income taxes	33.6	17.4	16.2	93
Effective tax rate	19.1%	19.9%
Net earnings	$142.4	$70.3	$72.1	103
Basic earnings per share	$1.22	$0.60	$0.62	103
Diluted earnings per share	$1.20	$0.59	$0.61	103

Weighted-average shares outstanding:
Basic	117.1	117.7
Diluted	118.3	119.1

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended December 31, 2024 and 2023, and the dollar and percentage changes between periods:

	Three Months Ended December 31,
			Change
	2024	2023	$	%
	($ in millions)
Recurring revenues	$980.2	$898.8	$81.3	9
Event-driven revenues	124.6	55.2	69.3	126
Distribution revenues	484.5	450.9	33.6	7
Total	$1,589.2	$1,405.0	$184.2	13

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	3pts	2pts	0pts	9%
Revenues increased $184.2 million, or 13%, to $1,589.2 million from $1,405.0 million.
•Recurring revenues increased $81.3 million, or 9%, to $980.2 million. Recurring revenue growth constant currency (Non-GAAP) was 9%, driven by Net New Business in ICS and Internal Growth and acquisitions in GTO.
•Event-driven revenues increased $69.3 million, or 126%, driven by a higher volume of mutual fund communications.
•Distribution revenues increased $33.6 million, or 7%, driven by the postage rate increase of approximately $30 million.
Total operating expenses. Operating expenses increased $97.9 million, or 8%, to $1,378.5 million from $1,280.6 million:
•Cost of revenues - the increase of $88.6 million primarily reflects higher expenses including the impact of the postage rate increase in our ICS segment of approximately $30 million, higher expenses related to the SIS acquisition, and higher expenses related to revenues.
•Selling, general and administrative expenses - the increase of $9.3 million was primarily driven by higher compensation related expenses and higher technology related expenses.
Interest expense, net. Interest expense, net was $32.7 million, a decrease of $3.5 million, from $36.3 million for the three months ended December 31, 2023. The decrease of $3.5 million was primarily due to a decrease in interest expense from lower average borrowing rates.
Other non-operating expenses, net. Other non-operating expenses, net for the three months ended December 31, 2024 was $1.9 million, compared to Other non-operating expenses of $0.4 million for the three months ended December 31, 2023.
Provision for income taxes.
•Effective tax rate for the three months ended December 31, 2024: 19.1%
•Effective tax rate for the three months ended December 31, 2023: 19.9%
The decrease in the effective tax rate for the three months ended December 31, 2024 was primarily driven by an increase in discrete tax benefits inclusive of excess tax benefit related to equity compensation.

Six Months Ended December 31, 2024 versus Six Months Ended December 31, 2023
The table below presents Condensed Consolidated Statements of Earnings data for the six months ended December 31, 2024 and 2023, and the dollar and percentage changes between periods:

	Six Months Ended December 31,
			Change
	2024	2023	$	%
	(in millions, except per share amounts)
Revenues	$3,012.1	$2,836.0	$176.0	6
Cost of revenues	2,220.8	2,132.5	88.3	4
Selling, general and administrative expenses	446.1	430.8	15.4	4
Total operating expenses	2,667.0	2,563.2	103.7	4

Operating income	345.1	272.8	72.3	27
Margin	11.5%	9.6%
Interest expense, net	(65.0)	(69.7)	4.7	(7)
Other non-operating expenses, net	(3.8)	(2.6)	(1.2)	46
Earnings before income taxes	276.3	200.5	75.8	38
Provision for income taxes	54.1	39.4	14.8	37
Effective tax rate	19.6%	19.7%
Net earnings	$222.2	$161.2	$61.0	38
Basic earnings per share	$1.90	$1.37	$0.53	39
Diluted earnings per share	$1.88	$1.35	$0.53	39

Weighted-average shares outstanding:
Basic	117.0	117.8
Diluted	118.2	119.1

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the six months ended December 31, 2024 and 2023, and the dollar and percentage changes between periods:

	Six Months Ended December 31,
			Change
	2024	2023	$	%
	($ in millions)
Recurring revenues	$1,880.5	$1,770.0	$110.4	6
Event-driven revenues	187.6	142.1	45.5	32
Distribution revenues	944.0	923.9	20.1	2
Total	$3,012.1	$2,836.0	$176.0	6

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	3pts	2pts	1pt	0pts	6%
Revenues increased $176.0, or 6%, to $3,012.1 million from $2,836.0 million.
•Recurring revenues increased $110.4 million, or 6%, to $1,880.5 million. Recurring revenue growth constant currency (Non-GAAP) was 6%, driven by organic growth in ICS and GTO and Acquisitions in GTO.
•Event-driven revenues increased $45.5 million, or 32%, driven by a higher volume of mutual fund communications.
•Distribution revenues increased $20.1 million, or 2%, driven by the postage rate increase of approximately $54 million partially offset by lower print and mail volumes.
Total operating expenses. Operating expenses increased $103.7 million, or 4%, to $2,667.0 million from $2,563.2 million:
•Cost of revenues - the increase of $88.3 million primarily reflects higher expenses including postage and distribution costs in our ICS segment totaling $23.5 million, higher expenses related to the SIS acquisition, and higher expenses related to revenues.
•Selling, general and administrative expenses - the increase of $15.4 million was primarily driven by higher technology related investments.
Interest expense, net. Interest expense, net was $65.0 million, a decrease of $4.7 million, from $69.7 million for the six months ended December 31, 2023. The decrease of $4.7 million was primarily due to a decrease in interest expense from lower average borrowing rates.
Other non-operating expenses, net. Other non-operating expenses, net for the six months ended December 31, 2024 was $3.8 million, compared to Other non-operating expenses of $2.6 million for the six months ended December 31, 2023.
Provision for income taxes.
•Effective tax rate for the six months ended December 31, 2024: 19.6%
•Effective tax rate for the six months ended December 31, 2023: 19.7%
The decrease in the effective tax rate for the six months ended December 31, 2024 was primarily driven by an increase in discrete tax benefits inclusive of excess tax benefit related to equity compensation.

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
Revenues

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$1,149.2	$999.5	$149.6	15	$2,164.8	$2,028.2	$136.6	7
Global Technology and Operations	440.0	405.4	34.6	9	847.2	807.9	39.4	5
Total	$1,589.2	$1,405.0	$184.2	13	$3,012.1	$2,836.0	$176.0	6
Earnings Before Income Taxes

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$174.1	$95.8	$78.2	82	$270.6	$211.0	$59.6	28
Global Technology and Operations	49.7	39.3	10.4	26	97.1	73.0	24.1	33
Other	(47.7)	(47.5)	(0.2)	—	(91.4)	(83.5)	(7.9)	9
Total	$176.0	$87.6	$88.4	101	$276.3	$200.5	$75.8	38
The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$10.9	$11.4	$(0.4)	(4)	$22.5	$22.8	$(0.3)	(1)
Global Technology and Operations	38.6	38.5	0.1	—	75.2	77.9	(2.7)	(3)
Total	$49.5	$49.9	$(0.4)	(1)	$97.7	$100.7	$(3.0)	(3)

Investor Communication Solutions
Revenues for the three months ended December 31, 2024 increased $149.6 million to $1,149.2 million from $999.5 million, and earnings before income taxes increased $78.2 million to $174.1 million from $95.8 million.
Revenues for the six months ended December 31, 2024 increased $136.6 million to $2,164.8 million from $2,028.2 million, and earnings before income taxes increased $59.6 million to $270.6 million from $211.0 million.

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions)				($ in millions)
Revenues
Recurring revenues	$540.2	$493.4	$46.8	9	$1,033.2	$962.2	$71.1	7
Event-driven revenues	124.6	55.2	69.3	126	187.6	142.1	45.5	32
Distribution revenues	484.5	450.9	33.6	7	944.0	923.9	20.1	2
Total	$1,149.2	$999.5	$149.6	15	$2,164.8	$2,028.2	$136.6	7

Earnings Before Income Taxes
Earnings before income taxes	$174.1	$95.8	$78.2	82	$270.6	$211.0	$59.6	28
Pre-tax Margin	15.1%	9.6%			12.5%	10.4%

	Three Months Ended December 31, 2024
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	7pts	2pts	0pts	0pts	9%

	Six Months Ended December 31, 2024
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	6pts	1pt	0pts	0pts	7%

For the three months ended December 31, 2024:
•Recurring revenues increased $46.8 million, or 9%, to $540.2 million. Recurring revenue growth constant currency (Non-GAAP) was 9%, driven by Net New Business and Internal growth.
•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Regulatory rose 8% and 8%, respectively, which included the impact of equity position growth of 11% and mutual fund/ETF position growth of 5%.
◦Data-driven fund solutions rose 9% and 8%, respectively, driven by growth in our global distribution insights and retirement and workplace products.
◦Issuer rose 18% and 18%, respectively, driven by growth in disclosure solutions and shareholder engagement solutions.

◦Customer communications rose 10% and 10%, respectively, driven by growth in print revenues and digital communications.
•Event-driven revenues increased $69.3 million, or 126%, driven by a higher volume of mutual fund communications.
•Distribution revenues increased $33.6 million, or 7%, primarily driven by the postage rate increase of approximately $30 million.
•Earnings before income taxes increased $78.2 million, or 82%, to $174.1 million, from higher Recurring and Event-driven revenues. Operating expenses rose 8%, or $71.4 million to $975.1 million driven by the impact of the postage rate increase and higher volume related expenses.
•Pre-tax margins increased by 5.5% to 15.1% from 9.6% in the prior period.
For the six months ended December 31, 2024:
•Recurring revenues increased $71.1 million, or 7%, to $1,033.2 million. Recurring revenue growth constant currency (Non-GAAP) was 7%, driven by Net New Business and Internal growth.
•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Regulatory rose 7% and 7%, respectively, which included the impact of equity position growth of 8% and mutual fund/ETF position growth of 8%.
◦Data-driven fund solutions rose 7% and 7%, respectively, driven primarily by growth in our retirement and workplace products and global distribution insights.
◦Issuer rose 13% and 13%, respectively, driven by growth in shareholder engagement solutions and disclosure solutions products.
◦Customer communications rose 7% and 7%, respectively, driven by growth in print revenues and digital communications.
•Event-driven revenues increased $45.5 million, or 32%, driven by a higher volume of mutual fund communications.
•Distribution revenues increased $20.1 million, or 2%, driven by the postage rate increase of approximately $54 million partially offset by lower mail volumes.
•Earnings before income taxes increased $59.6 million, or 28%, to $270.6 million, from higher Recurring and Event-driven revenues. Operating expenses rose 4%, or $77.1 million to $1,894.2 million driven by the impact of the postage rate increase and higher volume related expenses.
•Pre-tax margins increased by 2.1% to 12.5% from 10.4% in the prior period.

Global Technology and Operations
Revenues for the three months ended December 31, 2024 increased $34.6 million to $440.0 million from $405.4 million, and earnings before income taxes increased $10.4 million to $49.7 million from $39.3 million.
Revenues for the six months ended December 31, 2024 increased $39.4 million to $847.2 million from $807.9 million, and earnings before income taxes increased $24.1 million to $97.1 million from $73.0 million.

	Three Months Ended December 31,				Six Months Ended December 31,
			Change				Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions)				($ in millions)
Revenues
Recurring revenues	$440.0	$405.4	$34.6	9	$847.2	$807.9	$39.4	5

Earnings Before Income Taxes
Earnings before income taxes	$49.7	$39.3	$10.4	26	$97.1	$73.0	$24.1	33
Pre-tax Margin	11.3%	9.7%			11.5%	9.0%

	Three Months Ended December 31, 2024
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	1pt	3pts	4pts	0pts	9%

	Six Months Ended December 31, 2024
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	1pt	3pts	2pts	0pt	5%

For the three months ended December 31, 2024:
•Recurring revenues increased $34.6 million, or 9%, to $440.0 million. Recurring revenue growth constant currency (Non-GAAP) was 8%, driven by 4pts of organic growth and 4pts from the acquisition of SIS.
•By product line, Recurring revenue growth and the corresponding Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Capital Markets rose 6% and 6%, respectively, driven by revenue from new sales and Internal Growth. Internal Growth benefited from higher trading volumes.
◦Wealth and Investment Management rose 12% and 12%, respectively, driven by 2pts of organic growth and 11pts from the SIS acquisition. Organic growth was negatively impacted by 4pts as a result of the loss of a large client.
•Earnings before income taxes increased $10.4 million as higher revenues more than offset higher expenses, including the impact of the SIS acquisition.
•Pre-tax margins increased by 1.6% to 11.3% from 9.7%.

For the six months ended December 31, 2024:
•Recurring revenues increased $39.4 million, or 5%, to $847.2 million. Recurring revenue growth constant currency (Non-GAAP) was 5%, driven by 3pts of organic growth and 2pts from the acquisition of SIS.

•By product line, Recurring revenue growth and the corresponding Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Capital Markets rose 6% and 6%, respectively, driven by revenue from new sales and Internal Growth. Internal Growth benefited from higher trading volumes.
◦Wealth and Investment Management rose 3% and 4%, respectively, as 5pts from the SIS acquisition more than offset an organic revenue decline of 1pt. Organic growth was negatively impacted by 7pts as a result of the loss of a large client.
•Earnings before income taxes increased $24.1 million as higher revenues more than offset higher expenses, including those related to the acquisition of SIS.
•Pre-tax margins increased by 2.5% to 11.5% from 9.0%.
Other
Loss before income taxes was $47.7 million for the three months ended December 31, 2024, an increase of $0.2 million compared to $47.5 million for the three months ended December 31, 2023.
Loss before income taxes was $91.4 million for the six months ended December 31, 2024, an increase of $7.9 million compared to $83.5 million for the six months ended December 31, 2023.
•The increased loss before income taxes was primarily due to higher compensation and acquisition related expenses, which more than offset a decline in net interest expense.
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

Reconciliation of Non-GAAP measures to the most directly comparable GAAP measures (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in millions)		(in millions)
Operating income (GAAP)	$210.7	$124.4	$345.1	$272.8
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	49.5	49.9	97.7	100.7
Acquisition and Integration Costs	3.1	0.2	5.3	0.2
Adjusted Operating income (Non-GAAP)	$263.3	$174.5	$448.1	$373.7
Operating income margin (GAAP)	13.3%	8.9%	11.5%	9.6%
Adjusted Operating income margin (Non-GAAP)	16.6%	12.4%	14.9%	13.2%

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in millions)		(in millions)
Net earnings (GAAP)	$142.4	$70.3	$222.2	$161.2
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	49.5	49.9	97.7	100.7
Acquisition and Integration Costs	3.1	0.2	5.3	0.2
Subtotal of adjustments	52.6	50.1	103.0	100.9
Tax impact of adjustments (a)	(10.7)	(10.8)	(22.5)	(22.9)
Adjusted Net earnings (Non-GAAP)	$184.4	$109.6	$302.7	$239.2

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Diluted earnings per share (GAAP)	$1.20	$0.59	$1.88	$1.35
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.42	0.42	0.83	0.85
Acquisition and Integration Costs	0.03	—	0.04	—
Subtotal of adjustments	0.44	0.42	0.87	0.85
Tax impact of adjustments (a)	(0.09)	(0.09)	(0.19)	(0.19)
Adjusted earnings per share (Non-GAAP)	$1.56	$0.92	$2.56	$2.01
(a) Calculated using the GAAP effective tax rate, adjusted to exclude $3.2 million and $6.3 million of excess tax benefits associated with stock-based compensation for the three and six months ended December 31, 2024, respectively, and $1.2 million and $6.2 million of excess tax benefits associated with stock-based compensation for the three and six months ended December 31, 2023, respectively. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Six Months Ended December 31,
	2024	2023
	(in millions)
Net cash flows from operating activities (GAAP)	$111.2	$127.8
Capital expenditures and Software purchases and capitalized internal use software	(54.9)	(36.4)
Free cash flow (Non-GAAP)	$56.3	$91.4

	Three Months Ended December 31, 2024

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	8%	9%	18%	10%	9%
Impact of foreign currency exchange	0%	0%	0%	0%	0%
Recurring revenue growth constant currency (Non-GAAP)	8%	8%	18%	10%	9%

	Three Months Ended December 31, 2024

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	6%	12%	9%
Impact of foreign currency exchange	(1%)	0%	0%
Recurring revenue growth constant currency (Non-GAAP)	6%	12%	8%

Three Months Ended December 31, 2024

Consolidated	Total
Recurring revenue growth (GAAP)	9%
Impact of foreign currency exchange	0%
Recurring revenue growth constant currency (Non-GAAP)	9%

	Six Months Ended December 31, 2024

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	7%	7%	13%	7%	7%
Impact of foreign currency exchange	0%	0%	0%	0%	0%
Recurring revenue growth constant currency (Non-GAAP)	7%	7%	13%	7%	7%

	Six Months Ended December 31, 2024

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	6%	3%	5%
Impact of foreign currency exchange	0%	0%	0%
Recurring revenue growth constant currency (Non-GAAP)	6%	4%	5%

Six Months Ended December 31, 2024

Consolidated	Total
Recurring revenue growth (GAAP)	6%
Impact of foreign currency exchange	0%
Recurring revenue growth constant currency (Non-GAAP)	6%
Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	December 31, 2024	June 30, 2024
	(in millions)
Cash and cash equivalents:
Domestic cash	$81.1	$78.4
Cash held by foreign subsidiaries	156.8	177.3
Cash held by regulated entities	52.0	48.7
Total cash and cash equivalents	$289.9	$304.4

At December 31, 2024, Cash and cash equivalents were $289.9 million and Total stockholders’ equity was $2,228.3 million. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
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

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at December 31, 2024	Carrying value at December 31, 2024	Carrying value at June 30, 2024	Unused Available Capacity	Fair Value at December 31, 2024
			(in millions)
Long-term debt
Fiscal 2025 Revolving Credit Facility:
U.S. dollar tranche	December 2029	$170.0	$170.0	$—	$830.0	$170.0
Multicurrency tranche	December 2029	128.8	128.8	—	371.2	128.8
Total Revolving Credit Facility		$298.8	$298.8	$—	$1,201.2	$298.8

Fiscal 2024 Amended Term Loan	August 2026	$1,120.0	$1,118.4	$1,117.9	$—	$1,120.0

Fiscal 2016 Senior Notes	June 2026	$500.0	$499.0	$498.7	$—	$490.6
Fiscal 2020 Senior Notes	December 2029	750.0	745.6	745.1	—	678.1
Fiscal 2021 Senior Notes	May 2031	1,000.0	993.9	993.4	—	855.9
Total Senior Notes		$2,250.0	$2,238.4	$2,237.2	$—	$2,024.6

Total debt		$3,668.8	$3,655.6	$3,355.1	$1,201.2	$3,443.4
Future principal payments on our outstanding debt are as follows:

Years ending June 30,	2025	2026	2027	2028	2029	Thereafter	Total
(in millions)	$—	$500.0	$1,120.0	$—	$—	$2,048.8	$3,668.8
The Company has a $1.5 billion five-year revolving credit facility (the “Fiscal 2025 Revolving Credit Facility”), which is comprised of a $1.0 billion U.S. dollar tranche and a $500.0 million multicurrency tranche. Under the Fiscal 2025 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Sterling, Swedish Kronor, and Yen initially bear interest at Adjusted Term SOFR, Adjusted Term CORRA, EURIBOR, TIBOR, SONIA, and STIBOR, respectively, plus 1.000% per annum (subject to multiple step-ups to 1.250% per annum and multiple step-downs to 0.785%, in each case, based on ratings). The Fiscal 2025 Revolving Credit Facility also has a facility fee of 0.125% per annum (subject to multiple step-ups to 0.25% per annum and multiple step-downs to 0.090% per annum, in each case, based on ratings).
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
The Fiscal 2025 Revolving Credit Facility, Fiscal 2024 Amended Term Loan, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
Please refer to Note 11, “Borrowings” to our Condensed Consolidated Financial Statements in Item 1. of Part I of this Quarterly Report on Form 10-Q for a more detailed discussion.
Cash Flows

	Six Months Ended December 31,
			Change
	2024	2023	$
	(in millions)
Net cash flows from operating activities	$111.2	$127.8	$(16.6)
Net cash flows from investing activities	(250.4)	(36.4)	(214.0)
Net cash flows from financing activities	127.7	(66.2)	193.9
Effect of exchange rate changes on Cash and cash equivalents	(3.0)	(0.4)	(2.5)
Net change in Cash and cash equivalents	$(14.5)	$24.7	$(39.2)

Free cash flow:
Net cash flows from operating activities (GAAP)	$111.2	$127.8	$(16.6)
Capital expenditures and Software purchases and capitalized internal use software	(54.9)	(36.4)	(18.5)
Free cash flow (Non-GAAP)	$56.3	$91.4	$(35.1)
The decrease in cash from operating activities of $16.6 million in the six months ended December 31, 2024, as compared to the six months ended December 31, 2023, was primarily due to an increase in cash payments related to accrued expenses, Accounts payable and taxes payable of $85.1 million, all included in the change in Payables and accrued expenses, and an increase in Accounts receivable of $64.8 million related to the increase in client billings as a result of higher revenues.
This was partially offset by an increase in Net earnings of $61.0 million and an increase in non-cash adjustments of $23.4 million, the impact of a $36.3 million decrease in non-current assets, which was driven by a decrease in cash used for client-related platform implementation and development costs of $21.4 million, and a reduction in prepaid expenses and miscellaneous receivables of $17.5 million, both included in Other current assets.
The decrease in cash from investing activities of $214.0 million in the six months ended December 31, 2024, as compared to the six months ended December 31, 2023, was primarily driven by acquisitions of $193.5 million and an increase in cash used for purchased and internally developed software of $18.6 million.
The increase in cash from financing activities of $193.9 million in the six months ended December 31, 2024, as compared to the six months ended December 31, 2023, primarily reflects a decrease in cash used for stock buybacks of $150.0 million and an increase in net borrowings of $63.0 million.

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
Contractual Obligations
Data Center Agreements
The Company is a party to an Amended and Restated IT Services Agreement with Kyndryl, Inc. (“Kyndryl”), an entity formed by IBM’s spin-off of its managed infrastructure services business, under which Kyndryl provides certain aspects of the Company’s information technology infrastructure, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The Amended and Restated IT Services Agreement expires on June 30, 2027, however the Company may renew the agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended and Restated IT Services Agreement at December 31, 2024 are $75.0 million through June 30, 2027, the final year of the Amended and Restated IT Services Agreement.
Broadridge Software Limited, a subsidiary of the Company is party to the SIS Services Agreement with Kyndryl Canada, under which Kyndryl Canada provides infrastructure managed services for the SIS Business. The SIS Services Agreement expires on October 31, 2029. Fixed minimum commitments remaining under the SIS Services Agreement at December 31, 2024 are $151.8 million through October 31, 2029, the final year of the SIS Services Agreement.
The Company is a party to an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which Kyndryl operates, manages and supports the Company’s private cloud global distributed platforms and products, and operates and manages certain Company networks. The Private Cloud Agreement expires on March 31, 2030. Fixed minimum commitments remaining under the Private Cloud Agreement at December 31, 2024 are $84.2 million through March 31, 2030, the final year of the contract.
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at December 31, 2024 are $114.9 million through December 31, 2026.
Other
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $32.8 million as of December 31, 2024, which represents the carrying value of the Company's investments.
In addition, as of December 31, 2024, the Company has future commitments to fund $18.4 million to the Company’s other investees.
Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at December 31, 2024.
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

In January 2022, we executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of our net investment in our subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of our U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At December 31, 2024, our position on the cross-currency swaps was an asset of $63.9 million, and is recorded as part of Other non-current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. We have elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in our Condensed Consolidated Statements of Earnings.
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
Item 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. The Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2024 were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our second fiscal quarter ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2024 - October 31, 2024	3,169	$214.69	—	7,251,347
November 1, 2024 - November 30, 2024	767	218.91	—	7,251,347
December 1, 2024 - December 31, 2024	—	—	—	7,251,347
Total	3,936	$215.51	—
_____________
(1)Represents shares purchased from employees to pay taxes related to the vesting of stock-based compensation awards.
(2)During the fiscal quarter ended December 31, 2024, the Company did not repurchase shares of common stock under its share repurchase program. At December 31, 2024, the Company had 7.3 million shares available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

Item 5.    OTHER INFORMATION

On December 9, 2024, the Company’s Chief Executive Officer, Timothy Gokey, adopted a Rule 10b5-1 trading arrangement (the “Rule 10b5-1 Plan”) for the sale of securities of the Company. The Rule 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The Rule 10b5-1 Plan allows for (1) the contemporaneous exercise of options and sale of up to 59,395 shares of the Company’s common stock received upon exercise, and (2) the sale of up to 24,605 shares of the Company’s common stock, subject to the satisfaction of the Company’s stock retention and holding period requirements. The Rule 10b5-1 Plan will expire on June 9, 2025.

Item 6.    EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Amended and Restated Executive Retirement and Savings Plan, effective November 1, 2024.

10.2	SIS Services Agreement, dated as of November 1, 2024, by and between Kyndryl Canada Limited and Broadridge Software Limited.

10.3
Amended and Restated Credit Agreement, dated December 11, 2024, among Broadridge Financial Solutions, Inc., certain subsidiaries of Broadridge Financial Solutions, Inc. party thereto as subsidiary borrowers, the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on December 12, 2024).

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

101
The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and six months ended December 31, 2024 and 2023, (ii) condensed consolidated statements of comprehensive income for the three and six months ended December 31, 2024 and 2023, (iii) condensed consolidated balance sheets as of December 31, 2024 and June 30, 2024, (iv) condensed consolidated statements of cash flows for the six months ended December 31, 2024 and 2023, (v) condensed consolidated statements of stockholders’ equity for the three and six months ended December 31, 2024 and 2023, and (vi) the notes to the condensed consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: January 31, 2025	By:	/s/ Ashima Ghei
Ashima Ghei
Corporate Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)