Form 10-Q
period 2025-03-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2025-05-01
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 28, 2025, was 117,463,440 shares.

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

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended March 31,		Nine Months Ended March 31,
		2025	2024	2025	2024
Revenues	(Note 3)	$1,811.7	$1,726.5	$4,823.7	$4,562.5
Operating expenses:
Cost of revenues		1,235.9	1,187.3	3,456.7	3,319.8
Selling, general and administrative expenses		230.9	236.2	677.1	667.0
Total operating expenses		1,466.8	1,423.6	4,133.8	3,986.8
Operating income		344.9	302.9	689.9	575.7
Interest expense, net	(Note 5)	(31.1)	(35.3)	(96.1)	(105.1)
Other non-operating expenses, net		(2.8)	(0.9)	(6.6)	(3.5)
Earnings before income taxes		310.9	266.7	587.2	467.2
Provision for income taxes	(Note 14)	67.8	52.9	121.9	92.3
Net earnings		$243.1	$213.7	$465.3	$374.9

Basic earnings per share		$2.07	$1.81	$3.97	$3.18
Diluted earnings per share		$2.05	$1.79	$3.93	$3.14

Weighted-average shares outstanding:
Basic	(Note 4)	117.2	117.8	117.1	117.8
Diluted	(Note 4)	118.5	119.4	118.3	119.2

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net earnings	$243.1	$213.7	$465.3	$374.9
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(26.7)	36.1	(46.7)	(29.7)
Pension and post-retirement liability adjustment, net of taxes of $(0.0) and $(0.0) for the three months ended March 31, 2025 and 2024, respectively; and $(0.1) and $(0.1) for the nine months ended March 31, 2025 and 2024, respectively	0.1	0.1	0.3	0.2
Cash flow hedge amortization, net of taxes of $(0.1) and $(0.1) for the three months ended March 31, 2025 and 2024, respectively; and $(0.2) and $(0.2) for the nine months ended March 31, 2025 and 2024, respectively	0.2	0.2	0.6	0.6
Total other comprehensive income (loss), net	(26.4)	36.4	(45.8)	(28.9)
Comprehensive income	$216.6	$250.1	$419.5	$346.0

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		March 31, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents		$317.2	$304.4
Accounts receivable, net of allowance for doubtful accounts of $13.0 and $9.7, respectively		1,184.2	1,065.6
Other current assets		164.2	170.9
Total current assets		1,665.5	1,540.9
Property, plant and equipment, net		158.5	162.2
Goodwill		3,478.2	3,469.4
Intangible assets, net		1,306.3	1,307.2
Deferred client conversion and start-up costs	(Note 8)	847.4	892.1
Other non-current assets	(Note 9)	843.7	870.6
Total assets		$8,299.6	$8,242.4
Liabilities and Stockholders’ Equity
Current liabilities:
Payables and accrued expenses	(Note 10)	$1,027.7	$1,194.4
Contract liabilities		236.6	227.4
Total current liabilities		1,264.3	1,421.8
Long-term debt	(Note 11)	3,433.6	3,355.1
Deferred taxes		236.9	277.3
Contract liabilities		434.8	469.2
Other non-current liabilities	(Note 12)	547.7	550.9
Total liabilities		5,917.3	6,074.2
Commitments and contingencies	(Note 15)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 117.2 and 116.7 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,645.1	1,552.5
Retained earnings		3,591.4	3,435.1
Treasury stock, at cost: 37.2 and 37.8 shares, respectively		(2,478.2)	(2,489.2)
Accumulated other comprehensive income (loss)	(Note 16)	(377.5)	(331.7)
Total stockholders’ equity		2,382.3	2,168.2
Total liabilities and stockholders’ equity		$8,299.6	$8,242.4

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net earnings	$465.3	$374.9
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	97.6	89.6
Amortization of acquired intangibles and purchased intellectual property	146.6	151.4
Amortization of other assets	128.0	116.8
Write-down of long-lived asset and related charges	3.3	14.9
Stock-based compensation expense	57.4	57.1
Deferred income taxes	(37.5)	(62.9)
Other	(12.0)	(29.5)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(89.5)	(145.9)
Other current assets	7.2	6.1
Payables and accrued expenses	(220.5)	(153.2)
Contract liabilities	39.8	75.7
Other non-current assets	(108.5)	(175.7)
Other non-current liabilities	(5.5)	15.7
Net cash flows from operating activities	471.6	335.2
Cash Flows From Investing Activities
Capital expenditures	(28.2)	(39.6)
Software purchases and capitalized internal use software	(50.3)	(37.0)
Acquisitions, net of cash acquired	(193.5)	—
Other investing activities	(4.2)	—
Net cash flows from investing activities	(276.1)	(76.6)
Cash Flows From Financing Activities
Debt proceeds	920.3	722.7
Debt repayments	(837.3)	(622.7)
Dividends paid	(299.2)	(273.9)
Purchases of Treasury stock	(4.2)	(161.8)
Proceeds from exercise of stock options	51.6	70.5
Other financing activities	(8.7)	(10.0)
Net cash flows from financing activities	(177.5)	(275.1)
Effect of exchange rate changes on Cash and cash equivalents	(5.2)	(0.2)
Net change in Cash and cash equivalents	12.8	(16.7)
Cash and cash equivalents, beginning of period	304.4	252.3
Cash and cash equivalents, end of period	$317.2	$235.6
Supplemental disclosure of cash flow information:
Cash payments made for interest	$90.8	$95.1
Cash payments made for income taxes, net of refunds	$212.1	$172.5
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$7.4	$1.0
Accrual for unpaid stock repurchase excise tax	$—	$0.2

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2024	154.5	$1.6	$1,609.4	$3,451.4	$(2,483.0)	$(351.1)	$2,228.3
Comprehensive income (loss)	—	—	—	243.1	—	(26.4)	216.6
Stock option exercises	—	—	20.9	—	—	—	20.9
Stock-based compensation	—	—	19.8	—	—	—	19.8
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(0.3)	—	(0.3)
Treasury stock reissued (0.2 shares)	—	—	(5.1)	—	5.1	—	—
Common stock dividends ($0.88 per share)	—	—	—	(103.2)	—	—	(103.2)
Balances, March 31, 2025	154.5	$1.6	$1,645.1	$3,591.4	$(2,478.2)	$(377.5)	$2,382.3

	Nine Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2024	154.5	$1.6	$1,552.5	$3,435.1	$(2,489.2)	$(331.7)	$2,168.2
Comprehensive income (loss)	—	—	—	465.3	—	(45.8)	419.5
Stock option exercises	—	—	50.2	—	—	—	50.2
Stock-based compensation	—	—	54.9	—	—	—	54.9
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	(1.5)	—	(1.5)
Treasury stock reissued (0.5 shares)	—	—	(12.5)	—	12.5	—	—
Common stock dividends ($2.64 per share)	—	—	—	(309.0)	—	—	(309.0)
Balances, March 31, 2025	154.5	$1.6	$1,645.1	$3,591.4	$(2,478.2)	$(377.5)	$2,382.3

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2023	154.5	$1.6	$1,506.8	$3,085.9	$(2,176.6)	$(350.0)	$2,067.6
Comprehensive income (loss)	—	—	—	213.7	—	36.4	250.1
Stock option exercises	—	—	24.1	—	—	—	24.1
Stock-based compensation	—	—	19.7	—	—	—	19.7
Treasury stock acquired (less than 0.1 shares)	—	—	—	—	0.2	—	0.2
Treasury stock reissued (0.2 shares)	—	—	(5.3)	—	5.3	—	—
Common stock dividends ($0.80 per share)	—	—	—	(94.4)	—	—	(94.4)
Balances, March 31, 2024	154.5	$1.6	$1,545.2	$3,205.3	$(2,171.1)	$(313.6)	$2,267.2

	Nine Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2023	154.5	$1.6	$1,436.8	$3,113.0	$(2,026.1)	$(284.7)	$2,240.6
Comprehensive income (loss)	—	—	—	374.9	—	(28.9)	346.0
Stock option exercises	—	—	69.9	—	—	—	69.9
Stock-based compensation	—	—	55.3	—	—	—	55.3
Treasury stock acquired (0.9 shares)	—	—	—	—	(161.9)	—	(161.9)
Treasury stock reissued (0.8 shares)	—	—	(16.9)	—	16.9	—	—
Common stock dividends ($2.40 per share)	—	—	—	(282.6)	—	—	(282.6)
Balances, March 31, 2024	154.5	$1.6	$1,545.2	$3,205.3	$(2,171.1)	$(313.6)	$2,267.2

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
Broadridge provides public corporations and mutual funds with a full suite of solutions to help manage their annual meeting process, including a full suite of annual meeting and shareholder engagement solutions such as registered and beneficial proxy materials distribution, proxy processing and tabulation services, digital voting solutions, proxy and shareholder report document management solutions, virtual shareholder meeting services, shareholder engagement, and sustainability solutions. Broadridge also offers disclosure solutions, including annual SEC filing services and capital markets transaction services. Broadridge provides registrar, stock transfer and record-keeping services through its transfer agency services.
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
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with SEC requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest, entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on August 6, 2024. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position on March 31, 2025 and June 30, 2024, the results of its operations for the three and nine months ended March 31, 2025 and 2024, its cash flows for the nine months ended March 31, 2025 and 2024, and its changes in stockholders’ equity for the three and nine months ended March 31, 2025 and 2024.

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
In December 2023, the FASB issued ASU 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” (“ASU 2023-08”), which addresses the accounting and disclosure requirements for certain crypto assets. ASU 2023-08 requires entities to measure crypto assets that meet specific criteria at fair value, with changes recognized in net income each reporting period. ASU 2023-08 is effective for the Company in the first quarter of fiscal year 2026. The Company is currently assessing the impact that the adoption of ASU 203-08 will have on the Company’s Consolidated Financial Statements.
Under current accounting requirements, the Company’s crypto asset holdings are accounted for as indefinite-lived intangible assets in accordance with ASC 350, “Intangibles - Goodwill and Other”. The assets are carried at cost and reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The current cost basis of the crypto assets is immaterial.
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

	Three Months Ended March 31,		Nine Months Ended March 31,

	2025	2024	2025	2024
	(in millions)
Investor Communication Solutions
Regulatory	$365.0	$344.6	$765.4	$718.7
Data-driven fund solutions	114.8	106.2	337.4	313.3
Issuer	60.5	59.6	127.4	118.7
Customer communications	199.5	190.8	542.8	512.5
Total ICS Recurring revenues	739.8	701.1	1,773.0	1,663.2

Equity and other	31.4	46.0	77.2	108.9
Mutual funds	21.3	21.1	163.2	100.3
Total ICS Event-driven revenues	52.7	67.0	240.3	209.2

Distribution revenues	555.0	533.3	1,499.0	1,457.2

Total ICS Revenues	$1,347.5	$1,301.4	$3,512.3	$3,329.6

Global Technology and Operations
Capital markets	$289.4	$265.8	$829.9	$776.7
Wealth and investment management	174.7	159.3	481.5	456.3
Total GTO Recurring revenues	464.1	425.1	1,311.4	1,233.0

Total Revenues	$1,811.7	$1,726.5	$4,823.7	$4,562.5

Revenues by Type
Recurring revenues	$1,203.9	$1,126.2	$3,084.3	$2,896.2
Event-driven revenues	52.7	67.0	240.3	209.2
Distribution revenues	555.0	533.3	1,499.0	1,457.2
Total Revenues	$1,811.7	$1,726.5	$4,823.7	$4,562.5

Contract Balances
The following table provides information about contract assets and liabilities:

	March 31, 2025	June 30, 2024
	(in millions)
Contract assets	$126.7	$125.3
Contract liabilities	$671.5	$696.6
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
During the nine months ended March 31, 2025, contract assets were relatively flat, and contract liabilities decreased due to the timing of client invoices in relation to the timing of revenue recognized. The Company recognized $269.2 million of revenue during the nine months ended March 31, 2025 that was included in the contract liability balance as of June 30, 2024.

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
The computation of diluted EPS excluded 0.3 million options and restricted stock unit awards to purchase Broadridge common stock for the three months ended March 31, 2025, and 0.5 million options and restricted stock unit awards to purchase Broadridge common stock for the nine months ended March 31, 2025, as the effect of their inclusion would have been anti-dilutive.
The computation of diluted EPS excluded 0.3 million options and restricted stock unit awards to purchase Broadridge common stock for the three months ended March 31, 2024, and 0.3 million options and restricted stock unit awards to purchase Broadridge common stock for the nine months ended March 31, 2024, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Weighted-average shares outstanding:
Basic	117.2	117.8	117.1	117.8
Common stock equivalents	1.3	1.5	1.2	1.4
Diluted	118.5	119.4	118.3	119.2

NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Interest expense on borrowings	$(33.5)	$(38.2)	$(106.0)	$(114.5)
Interest income	2.4	2.8	9.8	9.4
Interest expense, net	$(31.1)	$(35.3)	$(96.1)	$(105.1)

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
FISCAL YEAR 2024 BUSINESS COMBINATION
AdvisorTarget
In May 2024, the Company acquired AdvisorTarget, a market leader in providing asset management and wealth management firms with data products to help power digital marketing, sales and engagement programs targeting financial advisors. AdvisorTarget is included in the Company’s ICS reportable segment. The aggregate purchase price included $34.3 million in cash, $0.2 million in deferred payments, $1.6 million for the settlement of a preexisting relationship, and contingent consideration with a maximum potential pay-out of $30.5 million. The contingent consideration is payable through fiscal year 2028 upon the achievement by the acquired business of certain defined revenue targets. After measurement period adjustments, net tangible liabilities assumed in the transaction were $0.8 million, and contingent liabilities incurred were valued at $14.0 million. This acquisition resulted in $38.6 million of Goodwill, which is tax deductible. Intangible assets acquired, which totaled $12.1 million, consist primarily of software technology and customer relationships, which are being amortized over a five-year life.
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
The following tables set forth the Company’s financial assets and liabilities at March 31, 2025 and June 30, 2024, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.7	$—	$—	$0.7
Other non-current assets:
Securities (a)	178.7	—	—	178.7
Derivative asset	—	52.1	—	52.1
Total assets as of March 31, 2025	$179.4	$52.1	$—	$231.4
Liabilities:
Contingent consideration obligations	—	—	14.0	14.0
Total liabilities as of March 31, 2025	$—	$—	$14.0	$14.0

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.8	$—	$—	$0.8
Other non-current assets:
Securities (a)	170.6	—	—	170.6
Derivative asset	—	59.9	—	59.9
Total assets as of June 30, 2024	$171.4	$59.9	$—	$231.3
Liabilities:
Contingent consideration obligations	—	—	14.0	14.0
Total liabilities as of June 30, 2024	$—	$—	$14.0	$14.0
_________
(a) Includes investments related to the Company’s Defined Benefit Pension Plans and Executive Retirement and Savings Plan (the “ERSP”).
In addition, the Company has non-marketable securities with a carrying amount of $58.5 million and $58.3 million as of March 31, 2025 and June 30, 2024, respectively, that to the extent they have been remeasured during the period are classified as Level 2 financial assets and included as part of Other non-current assets on the Condensed Consolidated Balance Sheets.
The following table sets forth an analysis of changes during the three and nine months ended March 31, 2025 and 2024, respectively, in Level 3 financial liabilities of the Company:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Beginning balance	$14.0	$7.6	$14.0	$12.0
Net increase in contingent consideration liability	—	—	—	0.8
Foreign currency impact on contingent consideration liability	—	0.1	—	—
Payments	—	—	—	(5.2)
Ending balance	$14.0	$7.7	$14.0	$7.7
Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year.

NOTE 8. DEFERRED CLIENT CONVERSION AND START-UP COSTS
Deferred client conversion and start-up costs consisted of the following:

	March 31, 2025	June 30, 2024
	(in millions)
Deferred client conversion and start-up costs	$841.3	$884.5
Other start-up costs	6.1	7.6
Total	$847.4	$892.1
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
Deferred client conversion and start-up costs of $847.4 million as of March 31, 2025 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $841.3 million, as well as other start-up costs of $6.1 million. Deferred client conversion and start-up costs of $892.1 million as of June 30, 2024 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $884.5 million, as well as other start-up costs of $7.6 million.
The total amount of Deferred client conversion and start-up costs and Deferred sales commission costs amortized in Operating expenses during the three months ended March 31, 2025 and 2024, were $36.8 million and $33.3 million, respectively.
The total amount of Deferred client conversion and start-up costs and Deferred sales commission costs amortized in Operating expenses during the nine months ended March 31, 2025 and 2024, were $111.5 million and $97.7 million, respectively.
NOTE 9. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	March 31, 2025	June 30, 2024
	(in millions)
Long-term investments	$280.2	$271.1
ROU assets (a)	174.7	186.2
Deferred sales commissions costs	127.7	131.2
Contract assets (b)	126.7	125.3
Long-term broker fees	26.9	34.9
Deferred data center costs (c)	9.1	11.8
Other (d)	98.3	110.1
Total	$843.7	$870.6
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
(d) Includes $52.1 million and $59.9 million derivative assets as of March 31, 2025 and June 30, 2024, respectively, related to the Company’s cross-currency swap derivative contracts. Please refer to Note 15, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.

NOTE 10. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	March 31, 2025	June 30, 2024
	(in millions)
Accounts payable	$206.6	$314.0
Employee compensation and benefits	275.1	354.4
Accrued broker fees	123.6	126.3
Accrued dividend payable	103.2	93.4
Customer deposits	95.1	52.7
Accrued taxes	68.1	112.5
Business process outsourcing administration fees	55.7	59.9
Operating lease liabilities	38.0	38.0
Other	62.4	43.3
Total	$1,027.7	$1,194.4
Restructuring Charges

The total Employee compensation and benefits liability within the table above of $275.1 million and $354.4 million for March 31, 2025 and June 30, 2024, respectively, includes a restructuring liability of $12.8 million and $38.9 million as of March 31, 2025 and June 30, 2024, respectively.

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

NOTE 11. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at March 31, 2025	Carrying value at March 31, 2025	Carrying value at June 30, 2024	Unused Available Capacity	Fair Value at March 31, 2025
			(in millions)
Long-term debt
Fiscal 2025 Revolving Credit Facility:
U.S. dollar tranche	December 2029	$—	$—	$—	$1,000.0	$—
Multicurrency tranche	December 2029	125.8	125.8	—	374.2	125.8
Total Revolving Credit Facility		$125.8	$125.8	$—	$1,374.2	$125.8

Fiscal 2024 Amended Term Loan	August 2026	$1,070.0	$1,068.7	$1,117.9	$—	$1,070.0

Fiscal 2016 Senior Notes	June 2026	$500.0	$499.2	$498.7	$—	$493.2
Fiscal 2020 Senior Notes	December 2029	750.0	745.8	745.1	—	692.7
Fiscal 2021 Senior Notes	May 2031	1,000.0	994.1	993.4	—	877.2
Total Senior Notes		$2,250.0	$2,239.1	$2,237.2	$—	$2,063.0

Total debt		$3,445.8	$3,433.6	$3,355.1	$1,374.2	$3,258.9
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2025	2026	2027	2028	2029	Thereafter	Total
(in millions)	$—	$500.0	$1,070.0	$—	$—	$1,875.8	$3,445.8

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
The weighted-average interest rate on the Revolving Credit Facilities was 5.07% and 5.68% for the three and nine months ended March 31, 2025, and 6.52% and 6.49% for the three and nine months ended March 31, 2024, respectively. The fair value of the variable-rate Fiscal 2025 Revolving Credit Facility borrowings at March 31, 2025 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Under the Fiscal 2025 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Sterling, Swedish Kronor, and Yen initially bear interest at Adjusted Term SOFR, Adjusted Term CORRA, EURIBOR, TIBOR, SONIA, and STIBOR, respectively, plus 1.000% per annum (subject to multiple step-ups to 1.250% per annum and multiple step-downs to 0.785%, in each case, based on ratings). The Fiscal 2025 Revolving Credit Facility also has a facility fee of 0.125% per annum (subject to multiple step-ups to 0.25% per annum and multiple step-downs to 0.090% per annum, in each case, based on ratings). The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2025 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2025 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At March 31, 2025, the Company was in compliance with all covenants of the Fiscal 2025 Revolving Credit Facility.

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
The Company may voluntarily prepay the Fiscal 2024 Amended Term Loan in whole or in part and without premium or penalty. In the event of receipt of cash proceeds by the Company or its subsidiaries from certain incurrences of indebtedness, certain equity issuances, and certain sales, transfers or other dispositions of assets, the Company will be required to prepay the Fiscal 2024 Term Loan, subject to certain limitations and qualifications as set forth in the Amended and Restated Term Credit Agreement. The Amended and Restated Term Credit Agreement is subject to certain covenants, including a leverage ratio. At March 31, 2025, the Company was in compliance with all covenants of the Fiscal 2024 Amended Term Loan.
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of the Company’s assets. At March 31, 2025, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at March 31, 2025 and June 30, 2024 was $493.2 million and $480.4 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of the Company’s assets. At March 31, 2025, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at March 31, 2025 and June 30, 2024 was $692.7 million and $667.7 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

Fiscal 2021 Senior Notes: In May 2021, the Company completed an offering of $1.0 billion in aggregate principal amount of senior notes (the “Fiscal 2021 Senior Notes”). The Fiscal 2021 Senior Notes will mature on May 1, 2031 and bear interest at a rate of 2.60% per annum. Interest on the Fiscal 2021 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Fiscal 2021 Senior Notes were issued at a price of 99.957% (effective yield to maturity of 2.605%). The indenture governing the Fiscal 2021 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of the Company’s assets. At March 31, 2025, the Company is in compliance with the covenants of the indenture governing the Fiscal 2021 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2021 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2021 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2021 Senior Notes at March 31, 2025 and June 30, 2024 was $877.2 million and $843.5 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2025 Revolving Credit Facility, Fiscal 2024 Amended Term Loan, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of March 31, 2025 and June 30, 2024, respectively, there were no outstanding borrowings under these lines of credit.
NOTE 12. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	March 31, 2025	June 30, 2024
	(in millions)
Post-employment retirement obligations	$224.4	$214.8
Operating lease liabilities	169.0	183.8
Non-current income taxes	68.1	59.0
Acquisition related contingencies	14.0	15.0
Other	72.2	78.3
Total	$547.7	$550.9

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
The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The Broadridge SORP and SERP are non-qualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $63.8 million at March 31, 2025 and $61.8 million at June 30, 2024 and are included in Other non-current assets in the accompanying Condensed Consolidated Balance Sheets. The SORP and the SERP had a total benefit obligation of $63.2 million at March 31, 2025 and $61.6 million at June 30, 2024 and are included in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

NOTE 13. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended March 31, 2025 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at January 1, 2025	1,933,007	$138.10	883,973	$165.48	254,612	$171.84
Granted	289,284	240.59	8,395	232.92	2,173	228.45
Exercise of stock options (a)	(206,647)	101.36	—	—	—	—
Vesting of restricted stock units	—	—	(4,194)	157.09	—	—
Expired/forfeited	(4,229)	177.17	(14,623)	170.53	(1,676)	175.48
Balances at March 31, 2025 (b),(c)	2,011,415	$156.53	873,551	$166.08	255,110	$172.30
_________
(a)Stock options exercised during the period of January 1, 2025 through March 31, 2025 had an aggregate intrinsic value of $28.0 million.
(b)As of March 31, 2025, the Company’s outstanding vested and currently exercisable stock options using the March 31, 2025 closing stock price of $242.46 (approximately 1.2 million shares) had an aggregate intrinsic value of $133.2 million with a weighted-average exercise price of $130.68 and a weighted-average remaining contractual life of 5.4 years. The total of all stock options outstanding as of March 31, 2025 has a weighted-average remaining contractual life of 6.8 years.
(c)As of March 31, 2025, time-based restricted stock units and performance-based restricted stock units expected to vest using the March 31, 2025 closing stock price of $242.46 (approximately 0.8 million and 0.2 million shares, respectively) had an aggregate intrinsic value of $200.9 million and $58.3 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.
The activity related to the Company’s incentive equity awards for the nine months ended March 31, 2025 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2024	2,180,621	$132.68	682,684	$146.05	161,805	$152.21
Granted	321,420	238.95	272,407	206.76	98,280	204.52
Exercise of stock options (a)	(484,950)	103.60	—	—	—	—
Vesting of restricted stock units	—	—	(45,179)	107.00	—	—
Expired/forfeited	(5,676)	182.56	(36,361)	168.03	(4,976)	155.56
Balances at March 31, 2025	2,011,415	$156.53	873,551	$166.08	255,110	$172.30
(a)Stock options exercised during the period of July 1, 2024 through March 31, 2025 had an aggregate intrinsic value of $58.8 million.

The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $20.7 million and $20.2 million, as well as related expected tax benefits of $3.5 million and $3.8 million were recognized for the three months ended March 31, 2025 and 2024, respectively. Stock-based compensation expense of $57.4 million and $57.1 million, as well as related expected tax benefits of $9.9 million and $10.8 million were recognized for the nine months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $24.4 million and $78.3 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.8 years and 2.1 years, respectively.
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
NOTE 14. INCOME TAXES

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Provision for income taxes	$67.8	$52.9	$121.9	$92.3
Effective tax rate	21.8%	19.8%	20.8%	19.8%
Excess tax benefits	$5.2	$3.2	$11.5	$9.5

The increase in the effective tax rate for the three months ended March 31, 2025 was primarily driven by lower discrete tax benefits, partially offset by a higher excess tax benefit related to equity compensation.

The increase in the effective tax rate for the nine months ended March 31, 2025 was primarily driven by an increase in pre-tax income relative to total discrete tax benefits. The higher excess tax benefit related to equity compensation was offset by a decrease in other discrete tax benefits.

NOTE 15. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
The Company is a party to an Amended and Restated IT Services Agreement with Kyndryl, Inc. (“Kyndryl”), an entity formed by IBM’s spin-off of its managed infrastructure services business, under which Kyndryl provides certain aspects of the Company’s information technology infrastructure, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The Amended and Restated IT Services Agreement expires on June 30, 2027, however the Company may renew the agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended and Restated IT Services Agreement at March 31, 2025 are $75.0 million through June 30, 2027, the final year of the Amended and Restated IT Services Agreement.
Broadridge Software Limited, a subsidiary of the Company is party to the SIS Services Agreement with Kyndryl Canada, under which Kyndryl Canada provides infrastructure managed services for the SIS Business. The SIS Services Agreement expires on October 31, 2029. Fixed minimum commitments remaining under the SIS Services Agreement at March 31, 2025 are $140.7 million through October 31, 2029, the final year of the SIS Services Agreement.

The Company is a party to an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which Kyndryl operates, manages and supports the Company’s private cloud global distributed platforms and products, and operates and manages certain Company networks. The Private Cloud Agreement expires on March 31, 2030. Fixed minimum commitments remaining under the Private Cloud Agreement at March 31, 2025 are $83.9 million through March 31, 2030, the final year of the contract.
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at March 31, 2025 are $100.9 million through December 31, 2026.
Investments
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $31.6 million as of March 31, 2025, which represents the carrying value of the Company's investment.
In addition, as of March 31, 2025, the Company has future commitments to fund $16.4 million to the Company’s other investees.
Software License Agreements
The Company has incurred the following expenses under software license agreements:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Software License Agreements	$36.0	$35.3	$106.3	$100.6
Fixed Operating Lease Cost
The Company has incurred the following fixed operating lease costs:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Fixed Operating Lease Cost	$10.2	$9.7	$30.7	$29.8
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
Broadridge Customer Communications (“BRCC”) Machine Operator Claim
A law firm representing a machine operator currently employed by BRCC, a business within the ICS segment in Edgewood, New York sought compensation under the Fair Labor Standards Act and New York Labor Law on behalf of the machine operator and a proposed class of machine operators. During the third quarter of the 2024 fiscal year, Broadridge agreed to settle the matter for $9.9 million and provided an incremental accrual of $8.2 million. The settlement has been preliminarily approved by the court.
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
In January 2022, the Company executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of its net investment in its subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At March 31, 2025, the Company’s position on the cross-currency swaps was an asset of $52.1 million, and is recorded as part of Other non-current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. The Company has elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in the Company’s Condensed Consolidated Statements of Earnings.
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
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect subsidiary, which is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At March 31, 2025, BBPO was in compliance with this net capital requirement.

In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At March 31, 2025, Matrix Trust Company was in compliance with its capital requirements.
NOTE 16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three and nine months ended March 31, 2025, and 2024, respectively:

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at December 31, 2024	$(340.3)	$(5.5)	$(5.3)	$(351.1)
Other comprehensive income before reclassifications	(26.7)	—	—	(26.7)
Amounts reclassified from accumulated other comprehensive income	—	0.1	0.2	0.3
Balances at March 31, 2025	$(367.0)	$(5.4)	$(5.1)	$(377.5)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2024	$(320.3)	$(5.7)	$(5.7)	$(331.7)
Other comprehensive income before reclassifications	(46.7)	—	—	(46.7)
Amounts reclassified from accumulated other comprehensive income	—	0.3	0.6	0.9
Balances at March 31, 2025	$(367.0)	$(5.4)	$(5.1)	$(377.5)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at December 31, 2023	$(339.4)	$(4.5)	$(6.1)	$(350.0)
Other comprehensive income before reclassifications	36.1	—	—	36.1
Amounts reclassified from accumulated other comprehensive income	—	0.1	0.2	0.3
Balances at March 31, 2024	$(303.2)	$(4.5)	$(5.9)	$(313.6)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2023	$(273.6)	$(4.6)	$(6.5)	$(284.7)
Other comprehensive income before reclassifications	(29.7)	—	—	(29.7)
Amounts reclassified from accumulated other comprehensive income	—	0.2	0.6	0.8
Balances at March 31, 2024	$(303.2)	$(4.5)	$(5.9)	$(313.6)

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
Segment results:

	Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Investor Communication Solutions	$1,347.5	$1,301.4	$3,512.3	$3,329.6
Global Technology and Operations	464.1	425.1	1,311.4	1,233.0
Total	$1,811.7	$1,726.5	$4,823.7	$4,562.5

	Earnings (Loss) before Income Taxes
	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Investor Communication Solutions	$292.9	$270.3	$563.5	$481.4
Global Technology and Operations	70.4	53.2	167.5	126.2
Other	(52.4)	(56.9)	(143.8)	(140.4)
Total	$310.9	$266.7	$587.2	$467.2

The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in millions)
Investor Communication Solutions	$10.6	$11.4	$33.1	$34.2
Global Technology and Operations	38.3	39.2	113.5	117.1
Total	$48.9	$50.6	$146.6	$151.4

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

Fiscal Year 2024 Acquisition:
AdvisorTarget
In May 2024, the Company acquired AdvisorTarget, a market leader in providing asset management and wealth management firms with data products to help power digital marketing, sales and engagement programs targeting financial advisors. AdvisorTarget is included in the Company’s ICS reportable segment. The aggregate purchase price included $34.3 million in cash, $0.2 million in deferred payments, $1.6 million for the settlement of a preexisting relationship, and contingent consideration with a maximum potential pay-out of $30.5 million. The contingent consideration is payable through fiscal year 2028 upon the achievement by the acquired business of certain defined revenue targets. Net tangible liabilities assumed in the transaction were $0.8 million, and contingent liabilities incurred were valued at $14.0 million. This acquisition resulted in $38.6 million of Goodwill, which is tax deductible. Intangible assets acquired, which totaled $12.1 million, consist primarily of software technology and customer relationships, which are being amortized over a five-year life.
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
In addition, we provide public corporations and mutual funds with a full suite of solutions to help manage their annual meeting process, including a full suite of annual meeting and shareholder engagement solutions such as registered and beneficial proxy materials distribution, proxy processing and tabulation services, digital voting solutions, proxy and shareholder report document management solutions, virtual shareholder meeting services and sustainability solutions. We also offer disclosure solutions, including annual SEC filing services and capital markets transaction services. We also provide registrar, stock transfer and record-keeping services through our transfer agency services.
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
The key performance indicators for the three and nine months ended March 31, 2025, and 2024, are as follows:

	Select Operating Metrics

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

Record Growth
Equity positions (Stock records)	15%	5%	13%	6%
Mutual fund/ETF positions (Interim records)	6%	(1)%	6%	2%

Internal Trade Growth	14%	11%	13%	13%

Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and nine months ended March 31, 2025 compared to the three and nine months ended March 31, 2024. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
“Litigation Settlement Charge” represents the reserve established during the third quarter of fiscal year 2024 related to the settlement of a claim.
“Restructuring and Other Related Costs” represent costs associated with the Company’s corporate restructuring initiative (the “Corporate Restructuring Initiative”) to exit and/or realign some of our businesses, streamline the Company’s management structure, reallocate work to lower cost locations, and reduce headcount in deprioritized areas.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the nine months ended March 31, 2025, mutual fund proxy revenues were 94% higher compared to the nine months ended March 31, 2024. During fiscal year 2024, mutual fund proxy revenues were 66% higher than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For the three and nine months ended March 31, 2025 and for the fiscal year ended June 30, 2024, we reported Closed sales net of a 5.0% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
Closed sales for the three months ended March 31, 2025 were $71.2 million, a decrease of $8.4 million, or 11%, compared to $79.6 million for the three months ended March 31, 2024. Closed sales for the three months ended March 31, 2025 and March 31, 2024 are net of an allowance adjustment of $3.7 million and $4.2 million, respectively.
Closed sales for the nine months ended March 31, 2025 were $174.3 million, a decrease of $10.9 million, or 6%, compared to $185.2 million for the nine months ended March 31, 2024. Closed sales for the nine months ended March 31, 2025 and March 31, 2024 are net of an allowance adjustment of $9.2 million and $9.7 million, respectively.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended March 31, 2025 and 2024, and the dollar and percentage changes between periods:

	Three Months Ended March 31,
			Change
	2025	2024	$	%
	(in millions, except per share amounts)
Revenues	$1,811.7	$1,726.5	$85.2	5
Cost of revenues	1,235.9	1,187.3	48.5	4
Selling, general and administrative expenses	230.9	236.2	(5.3)	(2)
Total operating expenses	1,466.8	1,423.6	43.2	3

Operating income	344.9	302.9	41.9	14
Margin	19.0%	17.5%
Interest expense, net	(31.1)	(35.3)	4.2	(12)
Other non-operating expenses, net	(2.8)	(0.9)	(1.9)	211
Earnings before income taxes	310.9	266.7	44.3	17
Provision for income taxes	67.8	52.9	14.9	28
Effective tax rate	21.8%	19.8%
Net earnings	$243.1	$213.7	$29.3	14
Basic earnings per share	$2.07	$1.81	$0.26	14
Diluted earnings per share	$2.05	$1.79	$0.26	15

Weighted-average shares outstanding:
Basic	117.2	117.8
Diluted	118.5	119.4

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended March 31, 2025 and 2024, and the dollar and percentage changes between periods:

	Three Months Ended March 31,
			Change
	2025	2024	$	%
	($ in millions)
Recurring revenues	$1,203.9	$1,126.2	$77.7	7
Event-driven revenues	52.7	67.0	(14.3)	(21)
Distribution revenues	555.0	533.3	21.8	4
Total	$1,811.7	$1,726.5	$85.2	5

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	2pts	2pts	-1pt	7%
Revenues increased $85.2 million, or 5%, to $1,811.7 million from $1,726.5 million.
•Recurring revenues increased $77.7 million, or 7%, to $1,203.9 million. Recurring revenue growth constant currency (Non-GAAP) was 8%, driven by organic growth in ICS and GTO and an acquisition in GTO.
•Event-driven revenues decreased $14.3 million, or 21%, driven by lower level of equity proxy contest activity.
•Distribution revenues increased $21.8 million, or 4%, driven by the postage rate increase of approximately $32 million which more than offset lower mail volumes.
Total operating expenses. Operating expenses increased $43.2 million, or 3%, to $1,466.8 million from $1,423.6 million:
•Cost of revenues - the increase of $48.5 million primarily reflects higher expenses including postage and distribution costs in our ICS segment of approximately $19 million, higher expenses related to the SIS acquisition, and higher expenses related to higher revenues.
•Selling, general and administrative expenses - the decrease of $5.3 million was primarily driven by lower compensation related expenses.
Interest expense, net. Interest expense, net was $31.1 million, a decrease of $4.2 million, from $35.3 million for the three months ended March 31, 2024. The decrease of $4.2 million was primarily due to lower average borrowing rates.
Other non-operating expenses, net. Other non-operating expenses, net for the three months ended March 31, 2025 was $2.8 million, compared to $0.9 million for the three months ended March 31, 2024.
Provision for income taxes.
•Effective tax rate for the three months ended March 31, 2025: 21.8%
•Effective tax rate for the three months ended March 31, 2024: 19.8%
The increase in the effective tax rate for the three months ended March 31, 2025 was primarily driven by lower discrete tax benefits, partially offset by a higher excess tax benefit related to equity compensation.

Nine Months Ended March 31, 2025 versus Nine Months Ended March 31, 2024
The table below presents Condensed Consolidated Statements of Earnings data for the nine months ended March 31, 2025 and 2024, and the dollar and percentage changes between periods:

	Nine Months Ended March 31,
			Change
	2025	2024	$	%
	(in millions, except per share amounts)
Revenues	$4,823.7	$4,562.5	$261.2	6
Cost of revenues	3,456.7	3,319.8	136.9	4
Selling, general and administrative expenses	677.1	667.0	10.1	2
Total operating expenses	4,133.8	3,986.8	147.0	4

Operating income	689.9	575.7	114.2	20
Margin	14.3%	12.6%
Interest expense, net	(96.1)	(105.1)	8.9	(9)
Other non-operating expenses, net	(6.6)	(3.5)	(3.1)	89
Earnings before income taxes	587.2	467.2	120.0	26
Provision for income taxes	121.9	92.3	29.7	32
Effective tax rate	20.8%	19.8%
Net earnings	$465.3	$374.9	$90.4	24
Basic earnings per share	$3.97	$3.18	$0.79	25
Diluted earnings per share	$3.93	$3.14	$0.79	25

Weighted-average shares outstanding:
Basic	117.1	117.8
Diluted	118.3	119.2
Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the nine months ended March 31, 2025 and 2024, and the dollar and percentage changes between periods:

	Nine Months Ended March 31,
			Change
	2025	2024	$	%
	($ in millions)
Recurring revenues	$3,084.3	$2,896.2	$188.1	6
Event-driven revenues	240.3	209.2	31.2	15
Distribution revenues	1,499.0	1,457.2	41.9	3
Total	$4,823.7	$4,562.5	$261.2	6

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	2pts	1pt	0pts	6%

Revenues increased $261.2 million, or 6%, to $4,823.7 million from $4,562.5 million.
•Recurring revenues increased $188.1 million, or 6%, to $3,084.3 million. Recurring revenue growth constant currency (Non-GAAP) was 7%, driven primarily by organic growth in ICS and GTO and acquisitions in GTO.
•Event-driven revenues increased $31.2 million, or 15%, driven by a higher volume of mutual fund communications partially offset by a lower level of equity proxy contest activity.
•Distribution revenues increased $41.9 million, or 3%, driven by the postage rate increase of approximately $85 million partially offset by lower print and mail volumes.
Total operating expenses. Operating expenses increased $147.0 million, or 4%, to $4,133.8 million from $3,986.8 million:
•Cost of revenues - the increase of $136.9 million primarily reflects higher expenses related to the SIS acquisition, the impact of higher postage and distribution costs in our ICS segment of approximately $43 million, and higher expenses related to higher revenues.
•Selling, general and administrative expenses - the increase of $10.1 million was primarily driven by higher technology related investments.
Interest expense, net. Interest expense, net was $96.1 million, a decrease of $8.9 million, from $105.1 million for the nine months ended March 31, 2024. The decrease of $8.9 million was primarily due to lower average borrowing rates.
Other non-operating expenses, net. Other non-operating expenses, net for the nine months ended March 31, 2025 was $6.6 million, compared to $3.5 million for the nine months ended March 31, 2024.
Provision for income taxes.
•Effective tax rate for the nine months ended March 31, 2025: 20.8%
•Effective tax rate for the nine months ended March 31, 2024: 19.8%
The increase in the effective tax rate for the nine months ended March 31, 2025 was primarily driven by an increase in pre-tax income relative to total discrete tax benefits. The higher excess tax benefit related to equity compensation was offset by a decrease in other discrete tax benefits.

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
Revenues

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2025	2024	$	%	2025	2024	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$1,347.5	$1,301.4	$46.1	4	$3,512.3	$3,329.6	$182.8	5
Global Technology and Operations	464.1	425.1	39.0	9	1,311.4	1,233.0	78.4	6
Total	$1,811.7	$1,726.5	$85.2	5	$4,823.7	$4,562.5	$261.2	6
Earnings Before Income Taxes

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2025	2024	$	%	2025	2024	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$292.9	$270.3	$22.6	8	$563.5	$481.4	$82.1	17
Global Technology and Operations	70.4	53.2	17.2	32	167.5	126.2	41.3	33
Other	(52.4)	(56.9)	4.5	(8)	(143.8)	(140.4)	(3.4)	2
Total	$310.9	$266.7	$44.3	17	$587.2	$467.2	$120.0	26
The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2025	2024	$	%	2025	2024	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$10.6	$11.4	$(0.8)	(7)	$33.1	$34.2	$(1.1)	(3)
Global Technology and Operations	38.3	39.2	(0.9)	(2)	113.5	117.1	(3.6)	(3)
Total	$48.9	$50.6	$(1.7)	(3)	$146.6	$151.4	$(4.7)	(3)

Investor Communication Solutions
Revenues for the three months ended March 31, 2025 increased $46.1 million to $1,347.5 million from $1,301.4 million, and earnings before income taxes increased $22.6 million to $292.9 million from $270.3 million.
Revenues for the nine months ended March 31, 2025 increased $182.8 million to $3,512.3 million from $3,329.6 million, and earnings before income taxes increased $82.1 million to $563.5 million from $481.4 million.

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2025	2024	$	%	2025	2024	$	%
	($ in millions)				($ in millions)
Revenues
Recurring revenues	$739.8	$701.1	$38.7	6	$1,773.0	$1,663.2	$109.7	7
Event-driven revenues	52.7	67.0	(14.3)	(21)	240.3	209.2	31.2	15
Distribution revenues	555.0	533.3	21.8	4	1,499.0	1,457.2	41.9	3
Total	$1,347.5	$1,301.4	$46.1	4	$3,512.3	$3,329.6	$182.8	5

Earnings Before Income Taxes
Earnings before income taxes	$292.9	$270.3	$22.6	8	$563.5	$481.4	$82.1	17
Pre-tax Margin	21.7%	20.8%			16.0%	14.5%

	Three Months Ended March 31, 2025
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	1pt	0pts	0pts	6%

	Nine Months Ended March 31, 2025
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	5pts	1pt	0pts	0pts	7%
For the three months ended March 31, 2025:
•Recurring revenues increased $38.7 million, or 6%, to $739.8 million. Recurring revenue growth constant currency (Non-GAAP) was 6%, driven by Net New Business and Internal Growth.
•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Regulatory rose 6% and 6%, respectively. The positive impact of equity position growth of 15% was partially offset by growth in small or fractional non-revenue positions. Mutual fund/ETF position growth was 6%.
◦Data-driven fund solutions rose 8% and 8%, respectively, driven by growth in our global distribution insights and retirement and workplace products.
◦Issuer rose 2% and 2%, respectively, driven by growth in shareholder engagement solutions.
◦Customer communications rose 5% and 5%, respectively, driven by growth in digital communications and print revenues.
•Event-driven revenues decreased $14.3 million, or 21%, driven by lower level of equity proxy contest activity.

•Distribution revenues increased $21.8 million, or 4%, primarily driven by the postage rate increase of approximately $32 million which more than offset lower mail volumes.
•Earnings before income taxes increased $22.6 million, or 8%, to $292.9 million, driven by higher Recurring revenues. Operating expenses rose 2%, or $23.6 million to $1,054.6 million driven by the impact of the postage rate increase partially offset by the decline in other expenses.
•Pre-tax margins increased by 0.9% to 21.7% from 20.8%.
For the nine months ended March 31, 2025:
•Recurring revenues increased $109.7 million, or 7%, to $1,773.0 million. Recurring revenue growth constant currency (Non-GAAP) was 7%, driven by Net New Business and Internal Growth.
•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Regulatory rose 6% and 7%, respectively, which included the impact of equity position growth of 13% and mutual fund/ETF position growth of 6%.
◦Data-driven fund solutions rose 8% and 8%, respectively, driven primarily by growth in our global distribution insights and retirement and workplace products.
◦Issuer rose 7% and 7%, respectively, driven by growth in shareholder engagement solutions and disclosure solutions products.
◦Customer communications rose 6% and 6%, respectively, driven by growth in digital communications and print revenues.
•Event-driven revenues increased $31.2 million, or 15%, driven by a higher volume of mutual fund communications partially offset by a lower level of equity proxy contest activity.
•Distribution revenues increased $41.9 million, or 3%, driven by the postage rate increase of approximately $85 million partially offset by lower mail volumes.
•Earnings before income taxes increased $82.1 million, or 17%, to $563.5 million, from higher Recurring and Event-driven revenues. Operating expenses rose 4%, or $100.6 million to $2,948.9 million driven by the impact of the postage rate increase and higher volume related expenses.
•Pre-tax margins increased by 1.5% to 16.0% from 14.5%.

Global Technology and Operations
Revenues for the three months ended March 31, 2025 increased $39.0 million to $464.1 million from $425.1 million, and earnings before income taxes increased $17.2 million to $70.4 million from $53.2 million.
Revenues for the nine months ended March 31, 2025 increased $78.4 million to $1,311.4 million from $1,233.0 million, and earnings before income taxes increased $41.3 million to $167.5 million from $126.2 million.

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2025	2024	$	%	2025	2024	$	%
	($ in millions)				($ in millions)
Revenues
Recurring revenues	$464.1	$425.1	$39.0	9	$1,311.4	$1,233.0	$78.4	6

Earnings Before Income Taxes
Earnings before income taxes	$70.4	$53.2	$17.2	32	$167.5	$126.2	$41.3	33
Pre-tax Margin	15.2%	12.5%			12.8%	10.2%

	Three Months Ended March 31, 2025
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	2pts	3pts	6pts	-2pts	9%

	Nine Months Ended March 31, 2025
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	1pt	3pts	3pts	-1pt	6%

For the three months ended March 31, 2025:
•Recurring revenues increased $39.0 million, or 9%, to $464.1 million. Recurring revenue growth constant currency (Non-GAAP) was 11%, driven by 6pts from the acquisition of SIS and 5pts of organic growth.
•By product line, Recurring revenue growth and the corresponding Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Capital Markets rose 9% and 10%, respectively, driven by Internal Growth and revenue from new sales. Internal Growth benefited from higher software term license revenue and higher trading volumes.
◦Wealth and Investment Management rose 10% and 13%, respectively, driven by 15pts from the SIS acquisition. Lower software term license revenues negatively impacted organic growth by 7pts.
•Earnings before income taxes increased $17.2 million as higher revenues more than offset higher expenses, including the impact of the SIS acquisition.
•Pre-tax margins increased by 2.7% to 15.2% from 12.5%.

For the nine months ended March 31, 2025:
•Recurring revenues increased $78.4 million, or 6%, to $1,311.4 million. Recurring revenue growth constant currency (Non-GAAP) was 7%, driven by 4pts of organic growth and 3pts from the acquisition of SIS.

•By product line, Recurring revenue growth and the corresponding Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Capital Markets rose 7% and 7%, respectively, driven by revenue from new sales and Internal Growth. Internal Growth benefited from higher trading volumes.
◦Wealth and Investment Management rose 6% and 7%, respectively, driven by 9pts from the SIS acquisition. Organic growth was negatively impacted by 5pts as a result of the loss of a large client.
•Earnings before income taxes increased $41.3 million as higher revenues more than offset higher expenses, including the impact of the SIS acquisition.
•Pre-tax margins increased by 2.6% to 12.8% from 10.2%.
Other
Loss before income taxes was $52.4 million for the three months ended March 31, 2025, a decrease of $4.5 million compared to $56.9 million for the three months ended March 31, 2024.
Loss before income taxes was $143.8 million for the nine months ended March 31, 2025, an increase of $3.4 million compared to $140.4 million for the nine months ended March 31, 2024.
•The decreased loss before income taxes for the three months ended March 31, 2025 was primarily due to a decline in Interest expense, net and litigation expense, partially offset by higher compensation related expenses, including severance related restructuring expenses.
•The increased loss before income taxes for the nine months ended March 31, 2025 was primarily due to higher compensation related expenses, including higher severance, which more than offset a decline in Interest expense, net and litigation expense.
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
(iii) Litigation Settlement Charge, which represent reserves established during the third quarter of fiscal year 2024 related to the settlement of a claim, and
(iv) Restructuring and Other Related Costs, which represent costs associated with the Company’s Corporate Restructuring Initiative to exit and/or realign some of our businesses, streamline the Company’s management structure, reallocate work to lower cost locations, and reduce headcount in deprioritized areas, in addition to other restructuring activities.

We exclude Acquisition and Integration Costs, Litigation Settlement Charge and Restructuring and Other Related Costs from our Adjusted Operating income (as applicable) and other adjusted earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and enhances comparability across fiscal reporting periods, as these items are not reflective of our underlying operations or performance.
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

Reconciliation of Non-GAAP measures to the most directly comparable GAAP measures (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in millions)		(in millions)
Operating income (GAAP)	$344.9	$302.9	$689.9	$575.7
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	48.9	50.6	146.6	151.4
Acquisition and Integration Costs	6.0	0.8	11.3	1.0
Litigation Settlement Charge	—	8.2	—	8.2
Restructuring and Other Related Costs (a)	5.5	7.0	5.5	7.0
Adjusted Operating income (Non-GAAP)	$405.2	$369.5	$853.3	$743.3
Operating income margin (GAAP)	19.0%	17.5%	14.3%	12.6%
Adjusted Operating income margin (Non-GAAP)	22.4%	21.4%	17.7%	16.3%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in millions)		(in millions)
Net earnings (GAAP)	$243.1	$213.7	$465.3	$374.9
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	48.9	50.6	146.6	151.4
Acquisition and Integration Costs	6.0	0.8	11.3	1.0
Litigation Settlement Charge	—	8.2	—	8.2
Restructuring and Other Related Costs (a)	5.5	7.0	5.5	7.0
Subtotal of adjustments	60.4	66.6	163.4	167.6
Tax impact of adjustments (b)	(14.6)	(13.5)	(37.1)	(36.5)
Adjusted Net earnings (Non-GAAP)	$288.8	$266.8	$591.5	$506.0

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Diluted earnings per share (GAAP)	$2.05	$1.79	$3.93	$3.14
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.41	0.42	1.24	1.27
Acquisition and Integration Costs	0.05	0.01	0.10	0.01
Litigation Settlement Charge	—	0.07	—	0.07
Restructuring and Other Related Costs (a)	0.05	0.06	0.05	0.06
Subtotal of adjustments	0.51	0.56	1.38	1.41
Tax impact of adjustments (b)	(0.12)	(0.11)	(0.31)	(0.31)
Adjusted earnings per share (Non-GAAP)	$2.44	$2.23	$5.00	$4.24

(a) During the third quarter of fiscal year 2025, the Company determined that it plans to close down substantially all operations of a production facility resulting in $5.5 million of severance costs. Actions and associated costs related to the closure are expected to be completed by the end of the second quarter of fiscal year 2026. Costs incurred are not reflected in segment profit and are recorded within Other.

During the third quarter of fiscal year 2024, the Company exited a business resulting in a $7.0 million asset impairment charge in connection with the Corporate Restructuring Initiative.
(b) Calculated using the GAAP effective tax rate, adjusted to exclude $5.2 million and $11.5 million of excess tax benefits associated with stock-based compensation for the three and nine months ended March 31, 2025, respectively, and $3.2 million and $9.5 million of excess tax benefits associated with stock-based compensation for the three and nine months ended March 31, 2024, respectively. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Nine Months Ended March 31,
	2025	2024
	(in millions)
Net cash flows from operating activities (GAAP)	$471.6	$335.2
Capital expenditures and Software purchases and capitalized internal use software	(78.5)	(76.6)
Free cash flow (Non-GAAP)	$393.2	$258.6

	Three Months Ended March 31, 2025

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	6%	8%	2%	5%	6%
Impact of foreign currency exchange	0%	0%	0%	0%	0%
Recurring revenue growth constant currency (Non-GAAP)	6%	8%	2%	5%	6%

	Three Months Ended March 31, 2025

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	9%	10%	9%
Impact of foreign currency exchange	1%	3%	2%
Recurring revenue growth constant currency (Non-GAAP)	10%	13%	11%

Three Months Ended March 31, 2025

Consolidated	Total
Recurring revenue growth (GAAP)	7%
Impact of foreign currency exchange	1%
Recurring revenue growth constant currency (Non-GAAP)	8%

	Nine Months Ended March 31, 2025

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	6%	8%	7%	6%	7%
Impact of foreign currency exchange	0%	0%	0%	0%	0%
Recurring revenue growth constant currency (Non-GAAP)	7%	8%	7%	6%	7%

	Nine Months Ended March 31, 2025

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	7%	6%	6%
Impact of foreign currency exchange	0%	1%	1%
Recurring revenue growth constant currency (Non-GAAP)	7%	7%	7%

Nine Months Ended March 31, 2025

Consolidated	Total
Recurring revenue growth (GAAP)	6%
Impact of foreign currency exchange	0%
Recurring revenue growth constant currency (Non-GAAP)	7%
Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	March 31, 2025	June 30, 2024
	(in millions)
Cash and cash equivalents:
Domestic cash	$86.9	$78.4
Cash held by foreign subsidiaries	179.5	177.3
Cash held by regulated entities	50.7	48.7
Total cash and cash equivalents	$317.2	$304.4

At March 31, 2025, Cash and cash equivalents were $317.2 million and Total stockholders’ equity was $2,382.3 million. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
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

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at March 31, 2025	Carrying value at March 31, 2025	Carrying value at June 30, 2024	Unused Available Capacity	Fair Value at March 31, 2025
			(in millions)
Long-term debt
Fiscal 2025 Revolving Credit Facility:
U.S. dollar tranche	December 2029	$—	$—	$—	$1,000.0	$—
Multicurrency tranche	December 2029	125.8	125.8	—	374.2	125.8
Total Revolving Credit Facility		$125.8	$125.8	$—	$1,374.2	$125.8

Fiscal 2024 Amended Term Loan	August 2026	$1,070.0	$1,068.7	$1,117.9	$—	$1,070.0

Fiscal 2016 Senior Notes	June 2026	$500.0	$499.2	$498.7	$—	$493.2
Fiscal 2020 Senior Notes	December 2029	750.0	745.8	745.1	—	692.7
Fiscal 2021 Senior Notes	May 2031	1,000.0	994.1	993.4	—	877.2
Total Senior Notes		$2,250.0	$2,239.1	$2,237.2	$—	$2,063.0

Total debt		$3,445.8	$3,433.6	$3,355.1	$1,374.2	$3,258.9
Future principal payments on our outstanding debt are as follows:

Years ending June 30,	2025	2026	2027	2028	2029	Thereafter	Total
(in millions)	$—	$500.0	$1,070.0	$—	$—	$1,875.8	$3,445.8
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
Cash Flows

	Nine Months Ended March 31,
			Change
	2025	2024	$
	(in millions)
Net cash flows from operating activities	$471.6	$335.2	$136.4
Net cash flows from investing activities	(276.1)	(76.6)	(199.5)
Net cash flows from financing activities	(177.5)	(275.1)	97.6
Effect of exchange rate changes on Cash and cash equivalents	(5.2)	(0.2)	(5.0)
Net change in Cash and cash equivalents	$12.8	$(16.7)	$29.5

Free cash flow:
Net cash flows from operating activities (GAAP)	$471.6	$335.2	$136.4
Capital expenditures and Software purchases and capitalized internal use software	(78.5)	(76.6)	(1.9)
Free cash flow (Non-GAAP)	$393.2	$258.6	$134.6

The increase in cash from operating activities of $136.4 million in the nine months ended March 31, 2025, as compared to the nine months ended March 31, 2024, was due to an increase in Net earnings of $90.4 million, an increase in cash provided from Accounts receivable of $56.4 million driven by higher cash collections relative to billings, an increase in the non-cash adjustments of $46.0 million, and a decrease in cash used for client-related implementation costs of $29.5 million included within Other non-current assets.
This was partially offset by an increase in cash used for Accounts payable, accrued expenses and taxes payable of $67.3 million, all included in the change in Payables and accrued expenses.
The decrease in cash from investing activities of $199.5 million in the nine months ended March 31, 2025, as compared to the nine months ended March 31, 2024, was primarily driven by acquisitions of $193.5 million and an increase in cash used for purchased and internally developed software of $1.9 million.
The increase in cash from financing activities of $97.6 million in the nine months ended March 31, 2025, as compared to the nine months ended March 31, 2024, primarily reflects a decrease in cash used for stock buybacks of $157.6 million and a decrease in net borrowings of $17.0 million, partially offset by an increase in dividends paid of $25.3 million.

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
Contractual Obligations
Data Center Agreements
The Company is a party to an Amended and Restated IT Services Agreement with Kyndryl, Inc. (“Kyndryl”), an entity formed by IBM’s spin-off of its managed infrastructure services business, under which Kyndryl provides certain aspects of the Company’s information technology infrastructure, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The Amended and Restated IT Services Agreement expires on June 30, 2027, however the Company may renew the agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended and Restated IT Services Agreement at March 31, 2025 are $75.0 million through June 30, 2027, the final year of the Amended and Restated IT Services Agreement.
Broadridge Software Limited, a subsidiary of the Company is party to the SIS Services Agreement with Kyndryl Canada, under which Kyndryl Canada provides infrastructure managed services for the SIS Business. The SIS Services Agreement expires on October 31, 2029. Fixed minimum commitments remaining under the SIS Services Agreement at December 31, 2024 are 140.7 million through October 31, 2029, the final year of the SIS Services Agreement.
The Company is a party to an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which Kyndryl operates, manages and supports the Company’s private cloud global distributed platforms and products, and operates and manages certain Company networks. The Private Cloud Agreement expires on March 31, 2030. Fixed minimum commitments remaining under the Private Cloud Agreement at March 31, 2025 are $83.9 million through March 31, 2030, the final year of the contract.
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at March 31, 2025 are $100.9 million through December 31, 2026.
Other
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $31.6 million as of March 31, 2025, which represents the carrying value of the Company's investments.
In addition, as of March 31, 2025, the Company has future commitments to fund $16.4 million to the Company’s other investees.
Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at March 31, 2025.
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

In January 2022, we executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of our net investment in our subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of our U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At March 31, 2025, our position on the cross-currency swaps was an asset of $52.1 million, and is recorded as part of Other non-current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. We have elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in our Condensed Consolidated Statements of Earnings.
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
Item 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. The Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2025 were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our third fiscal quarter ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2025 - January 31, 2025	36	$226.09	—	7,251,347
February 1, 2025 - February 28, 2025	717	239.60	—	7,251,347
March 1, 2025 - March 31, 2025	568	239.06	—	7,251,347
Total	1,321	$239.00	—
_____________
(1)Represents shares purchased from employees to pay taxes related to the vesting of stock-based compensation awards.
(2)During the fiscal quarter ended March 31, 2025, the Company did not repurchase shares of common stock under its share repurchase program. At March 31, 2025, the Company had 7.3 million shares available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and nine months ended March 31, 2025 and 2024, (ii) condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2025 and 2024, (iii) condensed consolidated balance sheets as of March 31, 2025 and June 30, 2024, (iv) condensed consolidated statements of cash flows for the nine months ended March 31, 2025 and 2024, (v) condensed consolidated statements of stockholders’ equity for the three and nine months ended March 31, 2025 and 2024, and (vi) the notes to the condensed consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: May 1, 2025	By:	/s/ Ashima Ghei
Ashima Ghei
Corporate Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)