Form 10-K
period 2025-06-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2025-08-05
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value, as of December 31, 2024, of common stock held by non-affiliates of the registrant was $26,295,879,012.

As of August 1, 2025, there were 117,129,320 shares of the registrant’s common stock outstanding (excluding 37,331,807 shares held in treasury), par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of June 30, 2025 are incorporated by reference into Part III.

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

ITEM 1.    Business
The Broadridge Business
Broadridge, a Delaware corporation, is a global financial technology leader powering investing, corporate governance, and communications. We deliver technology-driven solutions to banks, broker-dealers, asset and wealth managers, public companies, investors, and mutual funds, that enable our clients to operate, innovate and grow. Our trusted expertise and transformative technology solutions help financial services companies enhance investor engagement, optimize trading and investing, and digitize communications.
We operate our business in two reportable segments: Investor Communication Solutions and Global Technology and Operations.
Investor Communication Solutions
Our Regulatory Solutions, Data-Driven Fund Solutions, Corporate Issuer Solutions, and Customer Communications Solutions are provided as part of the Investor Communication Solutions segment. The Investor Communication Solutions segment is the larger of our two business segments and its revenues represented approximately 74% and 75% of our total Revenues in fiscal years 2025 and 2024, respectively, including the foreign exchange impact from revenues generated in currencies other than the United States of America (“U.S.”) dollar. See “Analysis of Reportable Segments — Revenues” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We provide the following services and solutions through our Investor Communication Solutions segment:
Regulatory Solutions
We handle the entire proxy materials distribution and voting process for our bank, broker-dealer, corporate issuer and fund clients. We offer electronic and traditional hard copy services for the delivery of proxy materials to investors and collection of consents; maintenance of a rules engine and database that contains the delivery method preferences of our clients’ customers; posting of documents on their websites; email notification to investors alerting them that proxy materials are available; and proxy voting via telephone, online, mobile, or paper. We have the ability to combine shareholder communications for multiple stockholders residing at the same address. We also offer proxy vote solicitation services for the registered clients of fund companies, efficiently managing the entire proxy campaign. In addition, we provide a complete outsourced solution for the processing of all international institutional and retail proxies, including shareholder disclosure management.
A majority of publicly-traded shares are not registered in companies’ records in the names of their ultimate beneficial owners. Instead, a substantial majority of all public companies’ shares are held in “street name, meaning that they are held of record by broker-dealers or banks through their depositories. Most street name shares are registered in the name “Cede & Co.” the name used by The Depository Trust and Clearing Corporation (“DTC”), which holds shares on behalf of its participant broker-dealers and banks. These participant broker-dealers and banks (which are known as “Nominees” because they hold securities in name only) in turn hold the shares on behalf of their customers, the individual beneficial owners. Nominees, upon request, are required to provide companies with the information of beneficial owners who do not object to having their names, addresses, and shareholdings supplied to companies, so called “non-objecting beneficial owners” (or “NOBOs”). Objecting beneficial owners (or “OBOs”) may be contacted directly only by the broker-dealer or bank. As DTC’s role is only as the custodian, a number of mechanisms have been developed in order to pass the legal rights DTC holds as the record owner (such as the right to vote) to the beneficial owners. The first step in passing voting rights down the chain is the “omnibus proxy,” which DTC executes to transfer its voting rights to its participant Nominees. Under applicable rules, Nominees must deliver proxy materials to beneficial owners and request voting instructions.

Given the large number of Nominees involved in the beneficial proxy process resulting from the large number of beneficial shareholders, we play a unique, central, and integral role in ensuring that the beneficial proxy process occurs without issue for Nominees, companies, funds, and investors. A large number of Nominees have contracted out the processes of distributing proxy materials and tabulating voting instructions to us. Nominees accomplish this by entering into agreements with Broadridge and transferring to us, via powers of attorney, the authority to execute a proxy, which authority the Nominee receives from DTC via an omnibus proxy. Through our agreements with Nominees for the provision of beneficial proxy services, we take on the responsibility of ensuring that the account holders of Nominees receive proxy materials on a timely basis digitally or in print, that their voting instructions are conveyed to the companies and funds conducting solicitations and that these services are fulfilled in accordance with the requirements of their particular solicitation. In order for us to provide the beneficial proxy services effectively, we interface and coordinate directly with each company and/or fund to ensure that the services are performed in an accurate and timely manner. As it would increase the costs for companies and funds to work with the Nominees through which their shares are held beneficially on an individual basis, companies and funds work with us for the performance of the tasks and processes necessary to ensure that proxy materials are distributed on a timely basis to all beneficial owners and that their votes are accurately reported.
The SEC’s rules require public companies to reimburse Nominees for the expense of distributing stockholder communications to beneficial owners of securities held in street name. The reimbursement rates are set forth in the rules of self-regulatory organizations (“SROs”), including the New York Stock Exchange (“NYSE”). We bill public companies for the proxy services performed, collect the fees, and remit to the Nominee its portion of the fees. In addition, the NYSE rules establish fees for certain services provided by intermediaries, such as Broadridge, in the proxy process. The preparation and delivery of NOBO information is subject to reimbursement by the corporate issuers requesting the information. The reimbursement rates are based on the number of NOBOs produced pursuant to NYSE or other SRO rules. The rules also determine the fees to be paid to third-party intermediaries, such as Broadridge, who compile the NOBO information on behalf of Nominees who need to respond to corporate issuer requests for NOBO information.
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
In addition to our proxy services, we provide regulatory communications solutions that enable global asset managers to communicate with large audiences of investors efficiently and reliably by centralizing all investor communications through one resource. We provide composition, printing, filing, and distribution services for regulatory reports, prospectuses, and proxy materials, as well as mutual fund proxy solicitation services. We manage the entire communications process with both registered and beneficial stockholders and provide a complete platform for creating and distributing regulatory investor communications across multiple channels, including e-delivery, online, mobile, and print. These services include prospectus delivery and an end-to-end solution to fund administrators and asset managers for composing, filing, and distributing tailored annual and semi-annual shareholder reports, known as Tailored Shareholder Reports, that are ADA-compliant and have embedded XBRL.
Through our Fund Communication Solutions business, we provide fund managers with a single, integrated provider to manage data, perform calculations, compose documents, manage regulatory compliance, and disseminate information across multiple jurisdictions. Our solutions help fund managers increase distribution opportunities, comply with both United Kingdom and European Union regulations such as Solvency II and MiFID II, and make information easily accessible for investors in a digital format. We also provide support to fund managers with document and data dissemination in the UK and European markets, enabling the receipt by distributors and investors of information supporting fund sales.
Our Pass-Through Voting solution supports fund clients in providing individual investors the ability to participate in the proxy voting process, helping them to expand their investor engagement efforts and receive valuable input for important investment decisions. Our solution for institutional investors helps asset managers split the vote in portfolio companies and pass the ability to vote directly to institutional investors on a proportional basis. For retail investors, our solutions allow funds to poll their investors on voting preferences and provide investors the ability to give voting instructions, set standard voting preferences, or cast a vote at pre-determined meetings.

In addition to our fund solutions, we also provide a range of other regulatory communications solutions, including reorganization communications notifying investors of U.S. reorganizations or corporate action events, such as tender offers, mergers and acquisitions, bankruptcies, and global class action services for the identification, filing and recovery of class actions and collective redress proceedings involving securities and other financial products.
We also provide international corporate governance solutions addressing our clients’ needs within Europe, the Middle East and Africa (“EMEA”) and the Asia-Pacific (“APAC”) region. These solutions include institutional and retail global proxy services, and shareholder disclosure management and analytics for both financial intermediaries and corporate issuers. Our international solutions help clients focus on their core businesses while helping them maintain global and local regulatory compliance, reduce costs, improve efficiency and gain data insights.
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
Through our Retirement and Workplace Solutions business (“Broadridge Retirement and Workplace”), we provide automated mutual fund and exchange-traded funds trade processing services for financial institutions that submit trades on behalf of their clients, including qualified and non-qualified retirement plans and individual wealth accounts. Our trust, trading and settlement services are integrated into our product suite, strengthening our role as a provider of insight, technology, and business process outsourcing to the asset management, wealth, and retirement industry. In addition, our marketing and transactional communications solutions provide a content management and omni-channel distribution platform for marketing and sales communications for asset managers, insurance providers and retirement service providers.
Corporate Issuer Solutions
We provide a range of corporate issuer solutions that revolve around shareholder meetings and proxy, corporate governance and sustainability, regulatory filings and disclosure, and stock transfer services. Our services provide corporate issuers a single source solution that spans the entire shareholder communications and corporate disclosure lifecycle.
Our shareholder meetings and proxy services and our corporate governance and sustainability services include a full suite of annual meeting and shareholder engagement solutions:
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
•Shareholder engagement tools - we offer tools for corporate issuers to help them better engage with their shareholders and other stakeholders in connection with the annual meeting process as well as on an ongoing basis throughout the year. These services provide aggregated shareholder data and analytics, shareholder delivery preferences, and voting trends.
•Sustainability services - we provide consulting in support of issuers and their sustainability initiatives. The services include peer governance and sustainability disclosure benchmarking, sustainability strategy and policy development, greenhouse gas emission assessments, and sustainability data management and reporting. We also offer a Governance and Sustainability dashboard that provides consensus ratings to allow corporate issuers to assess the progress of their Governance and Sustainability ratings and disclosure relative to their selection of peer companies.
Our regulatory filings and disclosure solutions provide compliance reporting and transactional reporting services for public companies, including the following:
•Securities and Exchange Commission (“SEC”) Filing Services: proxy and annual report design and digitization, SEC filing, printing, and web hosting services, as well as year-round SEC reporting including document composition, EDGARization and XBRL tagging.

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
Customer Communications Solutions
We support financial services, healthcare, insurance, consumer finance, telecommunications, utilities, and other service industries with omni-channel customer communications management strategies for their transactional communications, including statements and bills, marketing communications, such as personalized microsites and campaigns, and regulatory communications, such as trade confirmations and explanations of benefits.
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
•deliver customer communications across print, digital, email, short message service (“SMS”) and emerging channels, such as interactive microsites, with one connection; and
•gain comprehensive reporting and analytics to improve communications and increase engagement based on customer behaviors.
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
Our Global Technology and Operations business provides mission-critical, scale infrastructure to the global financial markets. As a leading software as a service (“SaaS”) provider, we offer capital markets and wealth and investment management firms modern technology to enable growth, simplify their technology stacks, and mutualize costs. Our highly scalable, resilient, component-based platform automates the front-to-back transaction lifecycle of equity, mutual fund, fixed income, foreign exchange and exchange-traded derivatives, from order capture and execution through trade confirmation, margin, cash management, clearing and settlement, reference data management, reconciliations, securities financing and collateral management, asset servicing, compliance and regulatory reporting, portfolio accounting and custody-related services. Our Wealth Management business provides solutions for advisors and investors and streamlines back- and middle-office operations for broker-dealers by providing systems for critical post-trade activities, including books and records, transaction processing, clearance and settlement, and reporting. Our Investment Management business provides portfolio and order management solutions for traditional and alternative asset managers, which bring insights into trading, portfolio construction, risk, and analytics. Our solutions connect asset managers to a global network of broker-dealers for trade execution and post-trade matching and confirmation. In addition, we provide business process outsourcing services for our buy- and sell-side clients’ businesses. These services combine our technology with our operations expertise to support the entire trade lifecycle, including securities clearing and settlement, reconciliations, record-keeping, wealth management asset servicing, and custody-related functions.

The Global Technology and Operations segment’s revenues represented approximately 26% and 25% of our total Revenues in fiscal years 2025 and 2024, respectively, which gives effect to the foreign exchange impact from revenues generated in currencies other than the U.S. dollar. See “Analysis of Reportable Segments — Revenues” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We provide the following services and solutions through our Global Technology and Operations segment:
Capital Markets Solutions
Our capital markets platform and solutions deliver simplification and innovation across the trade lifecycle, from order initiation to settlement. Largely provided on a SaaS basis within large user communities, our technology is a global solution, processing trades, clearance and settlement in over 90 markets. Our technology enables our clients to meet the requirements of market change such as the T+1 securities settlement cycle. Our solutions enable global capital markets firms to access market liquidity, driving more effective market making and efficient front-to-back trade processing. These services include data management, securities financing, securities-based lending, collateral management, trade and transaction reporting, reconciliations, financial messaging, and asset servicing. Our solutions can be deployed as a complete solution as well as discrete components supporting financial institutions.
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
In addition, we provide comprehensive fixed income transaction processing capabilities to support clearance, settlement, custody, P&L reporting, and regulatory reporting for domestic and foreign fixed income instruments. Our solution includes extensive support for mortgage-backed securities and other structured products, and is a multi-currency, multi-entity solution that provides position and balance information, in addition to detailed accounting, financing, collateral management, and repurchase agreement functionality. The solution offers straight-through-processing capabilities, enterprise-wide integration, and a robust technology infrastructure - all focused on supporting firms specializing in the fixed income marketplace. We are advancing our capabilities and market offering through distributed ledger technology in repo markets, and leading across capital markets in the application of artificial intelligence (“AI”) as a service.
Wealth and Investment Management Solutions
Our Wealth Management business delivers front-to-back technology solutions, including digital marketing services to enable full-service, regional, and independent broker-dealers and investment advisors to better engage with their customers and help grow their business. Our wealth solutions are designed to help optimize advisor productivity, improve investor outcomes, digitize operations, reduce friction in investing, increase financial literacy, and deliver more personalized advice and insights.
We offer an integrated, modern open-architecture wealth management platform through which we provide enhanced data-centric capabilities, integrating the use of AI, to improve the overall client experience across the entire front-, middle- and back-office wealth management lifecycle, including advisor, investor, and operational workflows. This comprehensive wealth management platform streamlines all aspects of the service model, allowing our clients to digitally onboard customers, manage advisor compensation for multiple products and service models, and seamlessly transfer and service accounts.
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

Our Investment Management business services the global investment management industry with a range of buy-side technology solutions. Our asset management solutions are portfolio management, compliance, fee billing and operational support solutions such as order management, data warehousing, reporting, reference data management, and risk management and portfolio accounting for hedge funds, family offices, alternative asset managers, traditional asset managers, and the providers that service this space including prime brokers, fund administrators, and custodians. The client base for these services includes institutional asset managers, public funds, start-ups, or emerging managers through some of the largest global hedge fund complexes and global fund administrators.
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
As financial institutions look to transform and mutualize their mission-critical but non-differentiating operational and support functions, we have the proven technology, scale, innovation, experience and, most importantly, the network to achieve this goal and meet their needs. Our strategy addresses critical industry needs by utilizing our leading platform capabilities. Specifically, our growth strategy is focused on three key themes: (i) driving democratization and digitization in governance, (ii) simplifying and innovating trading in capital markets, and (iii) modernizing wealth and investment management.
Our business model
We deliver multi-client technology and business process outsourcing services primarily through common SaaS-based operations platforms. We create layers of value for clients by harnessing network benefits, providing deep data and analytics, and offering a comprehensive suite of digital capabilities all on a single platform that enables deeper integration, streamlined onboarding, and better data access. Our SaaS offerings allow our clients to mutualize key functions and thereby reduce their costs. All of this translates into our core value proposition, to be a trusted provider of technology and services across a range of analytical, operational, and reporting functions.
Strong positions in a large and growing financial services market
Our technology and associates power the critical infrastructure and services behind investing, investment governance, and investor communications. We make our clients stronger, and through them, we enable better financial lives for investors around the globe. Our deep industry knowledge enables our clients to successfully solve complex technological and operational challenges, while adapting to the latest technology trends, market structure changes, and regulatory standards. While financial services firms have historically kept much of their technology infrastructure work in-house, there are significant trends working in our favor. Specifically, financial services firms globally are spending more on technology, and the budgets allocated for such technology are consistently growing year-over-year. Moreover, these firms are devoting a growing percentage of this spend to third-party technology, operations, and services. As a trusted outside service provider, we can streamline and better integrate our clients’ infrastructure and business processes. We expect the efficiencies that result from such undertakings by Broadridge will lead to growth in the market for our solutions.
Three attractive growth themes
Our growth themes address mission-critical client needs as described below. Through our integrated solutions and scalable infrastructure, we believe we are best positioned to address them.
•Governance. We operate an extensive industry network through our governance platform that links broker-dealers, public companies, mutual funds, shareholders, and regulators. Through our platform, we continue to grow our governance solutions by transforming content and delivery and improving e-product capabilities to drive higher investor engagement. We aim to be an integral partner to broker-dealers, asset managers, and retirement service providers by offering data-driven solutions that help them grow revenue, reduce costs, and maintain compliance. We are also helping to simplify the governance process for public companies, offering an expanding suite of capabilities that allows them to better navigate the complexity of reaching shareholders. We continue to be a leading provider of investor communications, and are at the forefront of delivering richer communication experiences, both digitally and through optimized print and mail services.

•Capital Markets. Global institutions have a strong need to simplify their complex technology environment, and our SaaS-based, global, multi-asset-class technology platforms address this need. As a leader in global trade lifecycle management, we are driving next-generation solutions that simplify our clients’ operations, improve performance and resiliency, evolve to global operating models, adapt to new technologies, and enable our clients to better manage their data. Our acquisition of Itiviti Holding AB, now operating as Broadridge Trading and Connectivity Solutions, for example, expanded our services across the trade lifecycle for equities and exchange-traded derivatives and grew our international reach. We continue to leverage emerging technologies such as blockchain and AI to deliver innovative solutions to our clients. Our blockchain-enabled Distributed Ledger Repo (“DLR”) platform combines distributed ledger technology with existing market settlement infrastructure to provide clients added flexibility to manage their liquidity needs and execute cross-border intraday repo transactions through our DLR network. In addition, we have introduced a number of AI-driven solutions such as BondGPT and OpsGPT with agentic capabilities while continuing to develop new AI applications to create a more efficient trading process for our clients. We also continue to develop component solutions that meet the regulatory, risk, data, and analytics needs of our clients, while also helping to drive more efficient liquidity, price discovery, and improved execution for the firms we serve. We plan to continue building on our global platform capabilities, enabling our clients to simplify and improve their global operations across cash, equity securities, and other asset classes.
•Wealth and Investment Management. Wealth and investment management clients, including full-service, regional and independent broker-dealers, investment advisors, insurance companies, and retirement solutions providers are all undergoing unprecedented change. These firms are in need of partners to help them navigate the demographic shift of advisors and investors, create more engaging client experiences, and deliver operational technologies that are essential to their business. These market dynamics are driving the need for more seamlessly integrated technology, as well as data-centric digital wealth and investment management solutions that better service advisors and investors. This can be achieved by simplifying and modernizing their complicated and interwoven legacy systems. To address these demands, we have developed a holistic wealth management platform solution that provides seamless systems and data integration capabilities. Our platform enables firms to improve advisor productivity, provide a more personalized investor experience, and realize operational process efficiencies. Our acquisition of Kyndryl’s Securities Industry Services (“SIS”) business in 2024 has further bolstered our Wealth offerings in Canada by integrating advanced clearing and settlement, account record-keeping, and tax and regulatory reporting capabilities directly into our platform. Our solutions also reduce complexity and capitalize on emerging technology to simplify operations across the trade lifecycle for hedge fund, private asset, and complex asset managers and their asset servicers.
Across our growth themes, we continue to expand our global footprint, driving international growth through both strategic investments and organic initiatives. These efforts reinforce our commitment to delivering scalable solutions to a growing and diverse global client base.
On-ramp for next-generation technologies
Across financial services, the pace of change is only accelerating. Our clients understand that next-generation technology is a key driving force for change and efficiency and that there is a need among our client base to leverage this technology to address their critical business challenges. However, our clients face obstacles in making the necessary investments and, more importantly, in applying the right talent and intellectual capital, which may be focused on their most differentiating functions. This continues to create a differentiated ability for us to support our clients in the areas where we have scale and domain expertise, which includes areas such as AI, blockchain, cloud, digital, and other new technologies. By leveraging our services, firms can benefit from highly skilled, experienced personnel with deep industry expertise, while mutualizing the costs and risks of technology innovation. We approach innovation through three actions: experimenting, partnering, and engaging. In turn, we help our clients stay on the cutting edge and realize the benefits of digital transformation at a quicker pace.
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
We have built a talent network of engaged and knowledgeable associates dedicated to serving clients well, which in turn creates a real and sustainable advantage for our business. Supporting excellent client delivery takes engaged associates, and we are passionate about creating an environment in which every associate can thrive and build their knowledge and skills. All of this creates a culture that benefits our associates, our clients, and our stockholders.

Clients
We serve a large and diverse client base including banks, broker-dealers, mutual funds, retirement service providers, corporate issuers, and wealth and asset management firms. Our clients in the financial services industry include retail and institutional brokerage firms, global banks, mutual funds, asset managers, insurance companies, annuity companies, institutional investors, specialty trading firms, clearing firms, third-party administrators, hedge funds, and financial advisors. Our corporate issuer clients are typically publicly held companies. In addition to financial services firms, we service corporate clients in healthcare, insurance, consumer finance, telecommunications, utilities, and other service industries, supporting their essential communications. We embrace the concept of the Service-Profit Chain, which directly connects employee engagement, client satisfaction, and the creation of shareholder value.
In fiscal year 2025, we:
•managed proxy voting for over 900 million equity proxy positions;
•processed over 7 billion investor and customer communications through print and digital channels;
•processed on average over $15 trillion in equity and fixed income trades per day;
•provided fixed income trade processing services to 21 of the 25 primary dealers of fixed income securities in the U.S.; and
•provided services to the 15 largest U.S. wealth providers.
Competition
We operate in a highly competitive industry. Our Investor Communication Solutions business competes with companies that provide investor communication and corporate governance solutions, as well as our clients’ in-house operations. This includes independent proxy distribution service providers, transfer agents, proxy advisory firms, proxy solicitation firms, firms that process proxy votes, and financial printers. We also face competition from numerous firms in the compiling, printing and electronic distribution of statements, bills and other customer communications. Within our Global Technology and Operations business, our capital markets solutions compete with in-house operations as well as vendors that provide trade processing, back-office record keeping, and sell-side order and execution management systems. Similarly, our wealth management solutions compete with service providers that deliver data, technology solutions, and marketing services to be used by wealth advisors. Finally, our investment management solutions compete with firms that provide portfolio management, compliance, and operational support solutions for asset managers and hedge funds.
Technology
We provide products and platforms to the financial services industry and have several information processing systems that serve as the core foundation of our technology platform. We are committed to maintaining high levels of quality service through our skilled technical employees and the use of our technology within an environment that seeks continual improvement.
Our technology strategy is designed to provide high levels of availability, scalability, reliability, and flexibility, leveraging a hybrid model consisting of private and public cloud services as well as traditional data center services. Our technology architecture consists of systems and applications which operate in data centers that employ multiple active power and cooling distribution paths and redundant components. Additionally, these data centers provide infrastructure capacity to permit planned activities without disruption to processing the critical load, and, as a general matter, are designed to sustain at least one worst-case, unplanned failure or event without a significant critical load impact. Our geographically dispersed processing centers also provide disaster recovery and business continuity processing capabilities. Our applications that incorporate cloud technology operate on industry standard enterprise architecture platforms providing significant opportunities for horizontal and vertical scaling. This scalability and redundancy enables us to provide high degrees of system availability for our clients.
Our technology connects industry participants across the financial services ecosystem, forming a network that includes capital markets firms, broker-dealers, asset managers, public companies, and investors. The data derived through these connections provides value to participants and is at the heart of our approach – which leverages this data to generate insights that drive innovation, address industry-wide challenges, accelerate product development, and support decision making.
We conduct annual reviews with many of our clients of our cybersecurity and data security policies, practices and controls, which, together with our ongoing engagement with regulators across the world, helps us keep pace with cybersecurity and data security standards and support our product development and technology decisions. For more information on our information security program, please refer to “Item 1C. Cybersecurity” of this Annual Report on Form 10-K.

We have integrated AI capabilities into several of our solutions and provide our associates with access to internal AI tools aimed at transforming our approach to the product development process and enhancing our overall productivity and efficiency. Our multi-pronged approach to AI looks to launch next-generation capabilities while protecting our clients’ and Broadridge’s data privacy and intellectual property.
Product Development
We manage a diverse portfolio of products and services across our core businesses. Our products and services are designed with resiliency, scalability, and flexibility so that we can fully meet our clients’ critical needs. These products and services are built to meet the many complex requirements of our clients in a highly efficient manner.
Our product organization is committed to helping us grow, scale, and innovate. We do so by providing our product managers with the tools, processes, and capabilities to promptly deliver solutions that address key client needs. This empowers product managers with the insights they need to make data-driven decisions and prioritize resources effectively. We further accelerate innovation by entering into strategic relationships with clients and other third parties to accelerate product development or gain access to capabilities complementary to our product development efforts. To cultivate the talent behind these products, we invest heavily in fostering a thriving community of highly skilled product associates. This commitment is reflected in our leadership development programs and ongoing training opportunities.
We are also focused on enterprise transformation with a focus on next-generation technologies. Our core strength lies in scalable, reusable platform components that empower developers and accelerate application delivery across the Company. This emphasis on unified product disciplines ensures business units have seamless access to top tier expertise. Furthermore, we leverage AI to unlock new commercial opportunities and enhance overall productivity. To fuel this continuous innovation, we are building a robust foundation with workload-centric hosting optimized for security, scalability, and efficiency. This standardized technology stack, powered by industry-leading enterprise tools, is fundamental to our strategy of delivering best-in-class solutions with improved speed.
We continually upgrade, enhance, and expand our existing products and services, taking into account input from clients, industry-wide initiatives and regulatory changes affecting our clients. By focusing on these key areas, we aim to meet the evolving needs of our clients through our product and service offerings.
Intellectual Property
We own a portfolio of more than 170 U.S. and non-U.S. patents and patent applications. We also own registered marks for our trade name and own or have applied for trademark registrations for many of our services and products. We regard our products and services as proprietary and utilize internal security practices and confidentiality restrictions in contracts with employees, clients, and others for protection. We believe that we are the owner or in some cases, the licensee, of all intellectual property and other proprietary rights necessary to conduct our business.
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
In the U.S., the securities and financial services industries are subject to regulation under both federal and state laws. At the federal level, the SEC regulates the securities industry, along with the Financial Industry Regulatory Authority, Inc. (“FINRA”), the various stock exchanges, and other SROs. In addition, SEC rules require public companies to reimburse banks and broker-dealers for the expense of distributing certain stockholder communications to beneficial owners of securities held in street name, and those reimbursement rates, as well as fees that can be charged for proxy services are set by the NYSE. The Department of Labor (“DOL”) enforces the Employee Retirement Income Security Act of 1974 (“ERISA”) regulations on plan fiduciaries and organizations that provide services to qualified retirement plans. As a provider of services to financial institutions and issuers of securities, our services, such as our proxy and shareholder report processing and distribution services, are provided in a manner that assist our clients in complying with the laws and regulations to which they are subject. As a result, the services we provide may be required to change as applicable laws and regulations are adopted or revised. We monitor legislative and rulemaking activity by the SEC, FINRA, DOL, and the U.S. Internal Revenue Service (the “IRS”), the stock exchanges and other regulatory bodies that may impact our services. If new laws or regulations are adopted or changes are made to existing laws or regulations that may impact how we provide services or the requirements driving the use of our services, we expect to adapt our business practices and service offerings to continue to assist our clients in fulfilling their obligations under new or modified requirements.

Certain aspects of our business are subject to regulatory compliance or oversight. As a provider of technology services to financial institutions, certain aspects of our U.S. operations are subject to regulatory examination by the Federal Financial Institutions Examination Council (“FFIEC”), an interagency body of the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration, and the Consumer Financial Protection Bureau. Periodic examinations by the FFIEC generally include areas such as internal audit, risk management, business continuity planning, information security, systems development, and third-party vendor management to identify potential risks related to our services that could adversely affect our banking and financial services clients.
In addition, our business process outsourcing, mutual fund processing, and transfer agency solutions, as well as the entities providing those services, are subject to regulatory oversight. Our business process outsourcing and mutual fund processing services are performed by a broker-dealer, Broadridge Business Process Outsourcing, LLC (“BBPO”). BBPO is registered with the SEC, is a member of FINRA and is required to participate in the Securities Investor Protection Corporation (“SIPC”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. BBPO is subject to regulations concerning many aspects of its business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers, and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of its business or disqualification of its directors, officers, or employees. There has been continual regulatory scrutiny of the securities industry, including the outsourcing by firms of their operations or business functions. This oversight could result in the future enactment of more restrictive laws or rules with respect to business process outsourcing. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount.
Matrix Trust Company (“Matrix Trust”) is a Colorado state chartered, non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial, and directed trustee services to institutional customers, and investment management services to its collective investment trust funds (“CITs”). As a result, Matrix Trust is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Insurance and Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. In addition, in connection with the offering of CITs, Matrix Trust acts as a discretionary trustee and an ERISA fiduciary. CITs are subject to regulation by the IRS, SEC, federal and state banking regulators, and the DOL, which impose a number of duties on persons who are fiduciaries under ERISA. Matrix Trust is subject to regulation by the Colorado Division of Banking and the Arizona Department of Insurance and Financial Institutions which regulate CITs pursuant to guidance issued by the Office of the Comptroller of the Currency. Matrix Trust maintains an Identity Theft Prevention Program as required by the Red Flags Rule under the Fair Credit Reporting Act.
Our transfer agency business, Broadridge Corporate Issuer Solutions, is subject to certain SEC rules and regulations, including regarding annual reporting, examination, internal controls, proper safeguarding of issuer and shareholder funds and securities, maintaining a written Identity Theft Prevention Program, and other obligations relating to its operations. Our transfer agency business is subject to certain NYSE requirements concerning operational standards as a transfer agent or registrar for NYSE-listed companies and is also subject to IRS regulations regarding tax reporting and withholding. In addition, Broadridge Corporate Issuer Solutions complies with all applicable trade control laws and regulations, including country/territory-based sanctions and list-based sanctions maintained by the U.S. and other jurisdictions where we do business. Finally, state laws govern certain services performed by our transfer agency business.
Certain of our business units are required to comply with anti-money laundering (“AML”) laws and regulations in the U.S., such as the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the “BSA”), and the BSA implementing regulations of the Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Department of the Treasury. A variety of similar AML requirements apply in other countries. These business units are also subject to the relevant aspects of regulations and guidance published by FinCEN (as discussed below), which includes the Know Your Customer (“KYC”) requirements promulgated by FinCEN.

Privacy and Information Security Regulations
The processing and transfer of personal information is required to provide certain of our services. Privacy laws and regulations in the U.S. and foreign countries apply to the access, collection, transfer, use, storage, and destruction of personal information. In the U.S., our financial institution clients are required to comply with privacy regulations imposed under the Gramm-Leach-Bliley Act (“GLBA”), in addition to other regulations. As a processor of personal information in our role as a provider of services to financial institutions, we comply with the Federal Trade Commission (“FTC”) Safeguards Rule implementing certain provisions of GLBA with respect to maintenance of information security safeguards.
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
We are subject to privacy laws and regulations such as the California Privacy Rights Act (“CPRA”) and the European Union’s General Data Protection Regulation (“GDPR”). The changing nature of privacy laws in the U.S., the European Union and elsewhere could impact our processing of personal information of our employees and on behalf of our clients.
We continually monitor privacy and information security laws and regulations and, while we believe that we are compliant with our regulatory responsibilities, information security threats continue to evolve, resulting in increased risk and exposure. In addition, legislation, regulation, litigation, court rulings, or other events regarding privacy and information security could expose Broadridge to increased costs, liability, and possible damage to our reputation.
Legal Compliance
Regulations issued by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of Treasury place prohibitions and restrictions on all U.S. citizens and entities, including us, with respect to transactions by U.S. persons with specified countries and individuals and entities identified on OFAC's sanctions lists and Specially Designated Nationals and Blocked Persons List, which is a published list of individuals and companies owned or controlled by, or acting for or on behalf of, countries subject to certain economic and trade sanctions, as well as terrorists, terrorist organizations and narcotics traffickers identified by OFAC under programs that are not country specific. Similar requirements apply to transactions and dealings with persons and entities specified in lists maintained in other countries. We have developed procedures and controls that are designed to monitor and address legal and regulatory requirements and developments to protect against having direct business dealings with such restricted and prohibited countries, individuals, or entities.
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

Human Capital Management
As of June 30, 2025, we had approximately 15,000 full-time associates spanning 21 countries. None of our U.S. employees are represented by a labor union. In some countries outside the U.S., we have works councils, or we are required by local law to enter into and/or comply with industry-wide collective bargaining agreements. We believe that our employee relations are good.

We are driven by the success of each of our associates, and we recognize that it is because of their hard work, talent, and commitment that we can continue to deliver outstanding results for our clients. That is why we strive to provide a workplace that fosters a collaborative and supportive culture where everyone feels welcomed, accepted, and empowered to be their best. At the center of our associate engagement efforts is the concept of the Service-Profit Chain, where engaged associates deliver world-class service, which creates satisfied clients and, in turn, produces strong, long-term value for stockholders.
Our human capital strategies are developed and managed by our Chief Human Resources Officer, who reports to the Chief Executive Officer, and are overseen by the Company’s Board of Directors (the “Board”) and the Compensation Committee of the Board. Our Board believes that human capital management and succession planning are vital to our success. The Board annually reviews the Company’s leadership bench and succession planning. In addition, the Board receives regular updates on talent and other human capital matters. The Compensation Committee’s oversight includes initiatives and programs that concern our culture, talent, recruitment, retention, and associate engagement.
Associate Engagement
We believe there is a direct connection between associate engagement and the satisfaction of our clients and the creation of stockholder value so we regularly conduct surveys to assess associate engagement and determine if and how perspectives have changed over time. Our surveys allow our associates to share their views on our workplace, the importance of various aspects of work life balance, among other topics. The themes and insights from our associate feedback are shared with our executive leadership and have been instrumental in shaping our workplace. In fiscal year 2025, we received an 81% overall favorable rating in the annual Great Place to Work survey. In addition, 83% of our associates stated that Broadridge is a “great place to work,” and we have received certification from Great Place to Work for our outstanding workplace culture in 16 countries: U.S., Canada, India, the United Kingdom, Ireland, Romania, Poland, Singapore, Japan, Germany, Hong Kong, Sweden, Czechia, France, Australia and the Philippines. In addition, we support several Associate Networks, where every associate at Broadridge has the opportunity to find peer support, shape company culture, receive mentorship from senior members, and develop their careers. While our Associate Networks each have a specific focus, membership is open to everyone at Broadridge.
Talent and Development
We believe that our associates are among our most valuable assets and fostering their professional development is a core part of our organizational culture. To support this, we provide our associates with an array of online courses and both virtual and on-site training programs, known as Broadridge University. Our initiatives include career advancement programs from leading business schools, leadership development and mentoring opportunities, and a tuition reimbursement plan. We also encourage participation in external learning opportunities and events. These resources are designed to provide opportunities for associates at varying levels to expand their networks, and to gain valuable skills and knowledge to excel in their current roles, and enhance their leadership capabilities. We offer our technology associates with resources to supplement their work experience, including our Technology Expert Career Track, a transparent dual career path that allows associates to grow as leaders and experts within our organization. We also empower associates to learn and grow as subject matter experts in areas related to our business, such as financial markets and AI. Our AI Academy offers voluntary learning paths and courses for our associates to establish a robust foundation in AI. In turn, this enables our associates to assist our clients with their expertise and adds value to our associates’ own career development and skill sets. In addition to career-oriented education, we also require all associates to complete a variety of trainings on an annual basis, which focus on our commitment to high ethical standards and a culture of honesty, integrity, and compliance.
Health, Safety and Wellness
We are committed to providing a safe workplace. We continuously strive to meet or exceed all laws, regulations, and accepted practices pertaining to workplace safety. We have developed extensive safety policies, standards, and procedures to which all associates are required to comply. Our policies are based on both U.S. Occupational Safety and Health Administration standards and site-specific guidelines to ensure that associates work in a safe and healthy environment. At our Edgewood, New York facility, we have an on-site Wellness Center staffed with physicians, nurse practitioners and physician assistants who provide medical services at no cost to our associates.
In addition, we are committed to providing competitive health and wellness benefits to our associates. We recognize the importance of work-life balance and have designed our workplace to provide associates with flexible on- and off-site work options. Our other health and wellness benefits include subsidized emergency backup care services for our U.S.-based associates, various educational health and wellness programs and webinars, and an employee assistance program, which provides free counseling and other mental health services.

Associate Compensation and Benefits
We have demonstrated a history of investing in our workforce by offering competitive salaries and wages. We offer various types of compensation, which vary by associate role and country/region, and which may include annual bonuses, stock awards, and retirement savings plans. Also, a portion of every associate’s incentive compensation is tied to client satisfaction goals, which reinforces our commitment to the Service-Profit Chain and rewards associates for their contributions to Broadridge’s overall client satisfaction performance. In addition we offer the following benefits, which may vary by country/region: healthcare and insurance benefits, tax efficient or savings programs, such as health and dependent care flexible spending accounts, health savings account, pretax commuter benefits or green transport tax savings programs, paid time off, including volunteer time off, paid parental leave, and sick time off, life and disability insurance, business travel accident insurance, charitable gift matching, and tuition assistance, among others.
Available Information
Our headquarters are located at 5 Dakota Drive, Lake Success, New York 11042, and our telephone number is (516) 472-5400.
We maintain an Investor Relations website at www.broadridge-ir.com. We make available free of charge, on or through this website, our annual, quarterly and current reports, and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC. To access these reports, just click on the “Financials” link found at the top of our Investor Relations page. You can also access our Investor Relations page at www.broadridge-ir.com. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report filed with or furnished to the SEC.
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
We provide technology solutions to financial services firms that are generally subject to extensive regulation globally. As a provider of products and services to financial institutions and issuers of securities, our products and services are provided in a manner designed to assist our clients in complying with the laws and regulations to which they are subject. Changes in laws and regulations could require changes in the services we provide, the manner in which we provide our services, and the fees we charge for our services, or they could result in a reduction or elimination of the demand for our services. Our investor communications services and the fees we charge our clients for certain services are subject to change if applicable SEC or stock exchange rules, regulations or interpretations are amended, or new laws or regulations are adopted, that change the communications our clients are required to send or the manner in which they send them, including a change in default delivery method from paper to digital. Such changes in laws or regulations could result in a material negative impact on our business and financial results. Some of our services, such as our proxy communications, shareholder report and prospectus distribution, and other regulatory or customer communications services, are particularly sensitive to changes in laws and regulations, including those governing the financial services industry and the securities markets.
In addition, new regulations governing our clients could result in significant expenditures that could cause them to reduce their use of our services, seek to renegotiate existing agreements, cease or curtail their operations, or otherwise alter their business relationship with us, all of which could adversely impact our business. Further, an adverse regulatory action that changes a client’s business or adversely affects its financial condition could decrease their ability to purchase, or their demand for our products and services. The loss, or significant reduction, of business from any of our larger clients could have a material adverse effect on our revenues and results of operations.
Consolidation in the financial services industry could adversely affect our revenues by eliminating some of our existing and potential clients and could make us increasingly dependent on a more limited number of clients.
There has been and may continue to be consolidation activity in the financial services industry. These mergers or consolidations of financial institutions could reduce the number of our clients and potential clients. For example, in the past few years alone there have been several major consolidations involving our clients. When our clients merge with or are acquired by other firms that are not our clients, or firms that use fewer of our services, they may discontinue or reduce the use of our services. In addition, it is possible that the larger financial institutions resulting from mergers or consolidations could decide to perform in-house some or all of the services that we currently provide or could provide to them. If we are unable to mitigate the impact of a loss or reduction of business resulting from a client consolidation, we could have a material adverse effect on our business and results of operations.
A large percentage of our revenues are derived from a small number of clients in the financial services industry and the loss of any of such clients, a reduction of their demand for our services, or change in the method of delivery of our services could have a material impact on our financial results.
In fiscal year 2025, our largest client accounted for approximately 7% of our consolidated revenues. While our clients generally work with multiple business segments, the loss of business from any of our larger clients due to merger or consolidation, financial difficulties or bankruptcy, or the termination or non-renewal of contracts could have a material adverse effect on our revenues and results of operations. Also, a delay in onboarding a client onto our technology would result in a delay in our recognition of revenue from that client. Further, in the event of the loss of a client’s business, a reduction of a client’s demand for our services, or a change in the method of delivery of our services, then in addition to losing the revenue from that client, we could be required to write-off all or a portion of the related client investments or accelerate the amortization of certain costs, including costs incurred to onboard a client or convert a client’s systems to function with our technology. Such costs for all clients represented approximately 10% of our total assets as of June 30, 2025, with one client representing a large portion of this amount. See Note 3, “Revenue Recognition” and Note 11, “Deferred Client Conversion and Start-up Costs” to our consolidated financial statements for more information.

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
Due to the nature of our products and services, we are subject to the risk of information security incidents, including those impacting our clients and third-party vendors. Some of our clients and third-party vendors have experienced cybersecurity incidents. Failure by our clients or third-party vendors to notify us in a timely manner of cybersecurity incidents impacting their operations could result in unauthorized access to our systems and data and materially affect our business, operations and financial results. In certain circumstances, our third-party vendors may also have access to sensitive data including personal information. It is also possible that a third-party vendor could intentionally or inadvertently disclose such sensitive data. Further, unauthorized individuals could improperly access our systems or those of our vendors, or improperly obtain or disclose the sensitive data including personal information that we or our vendors process or handle.
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
If we fail to maintain an adequate information security program or implement sufficient security standards, technology or controls to protect against information security incidents or privacy breaches or fail to identify and adapt to emerging security threats and risks, it could cause us to lose revenues, lose clients and/or damage to our reputation.
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
The legislative and regulatory environment of the financial services industry is continuously changing. The SEC, FINRA, DOL, various stock exchanges and other U.S. and foreign governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations or provide revised interpretations or they may change their priorities, including those related to enforcement, with respect to existing laws and regulations. These legislative and regulatory initiatives impact the way in which we conduct our business, requiring changes to the way we provide our services or additional investment which may make our business less profitable. Further, as a provider of technology services to financial institutions, certain aspects of our U.S. operations are subject to regulatory examination by the FFIEC. A sufficiently unfavorable review from the FFIEC could have a material adverse effect on our business. With an increased focus on cybersecurity and vendor risk management, the FFIEC and other regulatory agencies provide guidelines for overseeing technology service providers, increasing the contractual requirements with our clients and the cost of providing our services.
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

As a provider of data and business processing solutions, our systems contain a significant amount of sensitive data, including personal information, related to our clients, customers of our clients, our employees, among others. We are, therefore, subject to compliance obligations under federal, state and foreign privacy and information security laws, including in the U.S., the GLBA, HIPAA, and the CPRA, and the GDPR in the European Union, and we are subject to compliance with various client industry standards such as PCI DSS as well as Medicare and Medicaid programs related to our clients. We are subject to penalties for failure to comply with such regulations and requirements, and such penalties could have a material adverse effect on our financial condition, results of operations, or cash flows. There has been increased public attention regarding the use of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop, the number of jurisdictions adopting such laws continues to increase and these laws may be inconsistent from jurisdiction to jurisdiction. Furthermore, the changing nature of privacy laws in the U.S., the European Union and elsewhere could impact our processing of personal information.
Further, there is increased focus, including by governments, regulators, our investors, employees, clients and other stakeholders, on sustainability matters, which has resulted in new or additional legal and regulatory requirements and may require increased compliance and operational costs. These stakeholders may have differing expectations or requirements regarding sustainability, and applicable regulations in various jurisdictions may be inconsistent or conflict with one another, presenting additional challenges to compliance. If we fail to comply with applicable regulations and maintain practices that meet our stakeholders’ evolving, and potentially divergent, expectations, it could harm our reputation, adversely affect our ability to attract and retain employees or clients and expose us to increased scrutiny from investors and regulatory authorities.
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
We rely on relationships with third parties, including our service providers and other vendors for certain functions. If we are unable to effectively manage our third-party relationships and the agreements under which our third-party vendors operate, our financial results or reputation could suffer. We rely on these third parties, including for the provision of certain data center and cloud services, to provide services in a timely and accurate manner and to adequately address their own risks, including those related to cybersecurity and physical security. Failure by these third parties to adequately perform their services as expected could result in material interruptions in our operations and negatively impact our services resulting in a material adverse effect on our business and financial results.
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

If we change a significant vendor, an existing service provider makes significant changes to the way it conducts its operations, or is acquired, or we seek to bring in-house certain services performed today by third parties, we may experience unexpected disruptions in the provision of our solutions and increased expenses, which could have a material adverse effect on our business, profitability, and financial results. Furthermore, certain third-party service providers or vendors may have access to or process sensitive data such as personal information, valuable intellectual property and other proprietary or confidential data, which may include data provided to us by our clients. It is possible that a third-party vendor could intentionally or inadvertently disclose sensitive data including personal information, which could have a material adverse effect on our business and financial results and damage our reputation.
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
Our clients operate in highly regulated industries and rely on our services to meet some of their regulatory requirements and the demands of their customers. The inability or the failure to properly perform our services could result in our clients and/or certain of our subsidiaries that operate regulated businesses being subjected to losses including censures, fines, or other sanctions by applicable regulatory authorities, and we could be liable to parties who are financially harmed by those errors. In addition, the inability to properly perform our services or errors in the performance of our services could result in a decline in confidence in our products and services, legal action, and cause us to incur expenses including service penalties, lose revenues, lose clients or damage our reputation.
Our use and incorporation of a broad range of artificial intelligence technologies in our products, services, and operations present risks, uncertainties, and challenges that could adversely affect our business, financial condition, and results of operations.
Our ability to attract and retain clients depends on our capacity to develop and support innovative products and services, including through developing or deploying emerging technologies such as artificial intelligence. Some of our products, services and processes leverage AI, including both machine learning and Generative AI, and we continue to make investments in initiatives focused on the further development and deployment of these technologies. However, there is no assurance that our use or development of AI will enhance our products or services or their marketability, improve operating results, or deliver anticipated benefits, and our product development initiatives involving AI may be unsuccessful. While implementation of these technologies offers the potential for innovation and competitive differentiation, it also poses significant risks and uncertainties, especially given its early stage of commercial adoption. The use of AI in our product initiatives and offerings or services, or in our internal business operations, may give rise to risks related to accuracy, bias, discrimination, intellectual property infringement, misappropriation or leakage of proprietary, confidential and personal information, defamation, data privacy, and cybersecurity. Any error, defect, or vulnerability in our AI-powered products or business processes could undermine the quality of our products and services, adversely impact our clients’ businesses, subject us or our clients to regulatory scrutiny, fines or litigation and cause reputational harm. We are exposed to similar risks in connection with the use of AI technology by our third-party vendors and clients.
These technologies are subject to an evolving and fragmented legal and regulatory landscape. The absence of a unified regulatory framework, and the risk of divergent or conflicting regulations across jurisdictions applicable to our business, could increase the complexity and costs of compliance for us and our clients. New or changing legal requirements may limit or restrict our use of AI, impose burdensome obligations, or require us to modify or discontinue certain offerings. Any of these factors, alone or in combination, could adversely affect our business, reputation, or results of operations.

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
•legislative and regulatory changes; including executive orders and similar directives
•social and health conditions, including widespread outbreak of an illness or pandemic such as the Covid-19 pandemic;
•acts of war or terrorism and international conflict, such as the ongoing conflicts in the Middle East, Russia and Ukraine;
•natural or man-made disasters or other catastrophes;
•extreme or unusual weather patterns caused by climate change;
•the availability of short-term and long-term funding and capital;
•the level and volatility of interest rates;
•currency values and inflation;
•trade policies, disputes, barriers and other restrictions
•financial well-being of our clients; and
•taxation levels affecting securities transactions.
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
As part of our overall business strategy, we may make acquisitions and strategic investments in companies, technologies or products, or enter joint ventures. In fact, over the last three fiscal years we have completed three acquisitions and made strategic investments in seven firms. These transactions and the integration of acquisitions involve a number of risks. The core risks are in the areas of:
•valuation: finding suitable businesses to acquire at affordable valuations; competition for acquisitions from other potential acquirors, negotiating a fair price for the business based on inherently limited due diligence reviews; and structuring transactions on acceptable terms;
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
•experiencing decreases in earnings as a result of non-cash impairment charges;
•geographically separated organizations, systems, and facilities;
•integrating personnel with diverse business backgrounds and organizational cultures;
•complying with regulatory requirements;
•enforcing intellectual property rights; and
•general economic and political conditions.

•legacy issues: protecting against actions, claims, regulatory investigations, losses, and other liabilities related to the predecessor business.
Any of these factors, alone or in combination, may result in unanticipated obligations, disputes, exposure to litigation and regulatory action and adversely affect our business, reputation, or results of operations.
Our existing and future debt levels, and compliance with our debt service obligations, could have a negative impact on our financing options and liquidity position, which could adversely affect our business.
As of June 30, 2025, we had $3,252.3 million in aggregate carrying amount of total debt. Additionally, our revolving credit facility has a remaining borrowing capacity of $1,366.5 million as of June 30, 2025. Our overall leverage and the terms of our financing arrangements could:
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
As a result of past acquisitions, we carry a significant goodwill and other acquired intangible assets on our balance sheet. In addition, we also defer certain costs to onboard a client or convert a client’s systems to function with our technology. Goodwill, intangible assets, net, and deferred client conversion and start-up costs accounted for approximately 67% of the total assets on our balance sheet as of June 30, 2025. We test goodwill for impairment annually as of March 31st and we test goodwill, intangible assets, net, and deferred client conversion and start-up costs for impairment at other times if events have occurred or circumstances exist that indicate the carrying value of such assets may no longer be recoverable. It is possible we may incur impairment charges in the future, particularly in the event of a prolonged economic recession or loss of a key client or clients. A significant non-cash impairment could have a material adverse effect on our results of operations.
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

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 1C. Cybersecurity
Our information security program is designed to meet the needs of our clients who entrust us with their sensitive information. We maintain International Organization for Standardization 27001 certification for our enterprise-wide information security management system and program. Where applicable, we align to other industry standards or frameworks, including the Cloud Security Alliance’s Cloud Controls Matrix, the Payment Card Industry Data Security Standard, the Health Insurance Portability and Accountability Act, and the CSF HiTRUST Common Security Framework.
Cybersecurity Risk Management and Strategy
We recognize the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. Our cybersecurity risk management program is integrated into our overall enterprise risk management (“ERM”) process which provides an ongoing procedure, effected at all levels of the Company and across business units and corporate functions, to identify and assess risk, monitor risk, and take appropriate mitigating action. Central to our risk management process is the Risk Committee, a management committee that oversees the identification and assessment of the key risks affecting our operations and reviews the controls established with respect to these risks. The Risk Committee is comprised of key members of management, including the President, Chief Financial Officer, Chief Legal Officer, Chief Information Security Officer, Chief Technology Officer, Chief Compliance Officer, and other senior executives of the Company. Our Risk Committee collaborates with subject matter experts, as needed, to gather insights for identifying and assessing material cybersecurity risks, their severity, and potential mitigations.
We take the following actions, among others, to demonstrate our commitment to maintaining the highest levels of information security, provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and to identify, protect against, detect, respond to, and recover from cybersecurity incidents:
•leverage encryption, data masking technology, data loss prevention technology, authentication technology, entitlement management, access control, network and application segmentation, anti-malware software, and transmission of data over private networks, among other systems and procedures, designed to protect against unauthorized access to information;
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
•conduct information security reviews and due diligence on key service providers to identify, assess, mitigate, and monitor risks associated with our use of third-party software and services; and
•maintain global information security policies and procedures, including an incident response and crisis management plan that include processes to triage, assess, investigate, escalate, contain, and remediate cybersecurity incidents.
We further describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Security breaches or cybersecurity incidents could adversely affect our financial results and our ability to operate, could result in personal, confidential or proprietary information being misappropriated, and may cause us to be held liable or suffer harm to our reputation,” included as part of our risk factor disclosures at Item 1A. of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.

Cybersecurity Governance
Our information security program and team are currently managed by our Chief Information Security Officer (“CISO”) who reports to our Chief Technology Officer. Our CISO has more than 25 years of experience in managing and leading cybersecurity functions including cybersecurity operations, strategy and governance, and information technology and security risk, compliance, and audit responsibilities across the U.S., Latin America, United Kingdom, Eastern Europe, Singapore, and China. Our CISO is responsible for developing, implementing, and overseeing our overall information security program, including cybersecurity risk management, governance and compliance, security policies and training, and the overall protection and defense of our networks, systems, and confidential data. With respect to risk management, our CISO works closely with our Managing Director, Risk Management, and other members of our Risk Committee, who are responsible for reviewing and challenging, as necessary, the activities of our information security team.
The responsibilities of the Company’s Board include oversight of our risk management processes. The Board has two primary methods of oversight. The first method is the ERM process through which the Board receives regular reports from management regarding the most significant risks facing the Company. The second is through the functioning of the Board’s committees. The Audit Committee assists the Board in its oversight of the Company’s information security program, including cybersecurity and data privacy risks and controls. Our CISO provides reports on the Company’s cybersecurity program to the Audit Committee, which includes all members of the Board, on a quarterly basis. In addition, our Internal Audit function regularly audits our technology and cybersecurity programs and reports to the Audit Committee on its findings.

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

ITEM 3.    Legal Proceedings
Currently, there are not any material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of the Company’s property is the subject. In the normal course of business, the Company is subject to claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material impact on its financial condition, results of operations, or cash flows. For information concerning the Company’s legal proceedings, reference is made to Note 19, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” to our Consolidated Financial Statements under Item 8. of Part II of this Annual Report on Form 10-K.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II.
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading “regular way” on the NYSE under the symbol “BR” on April 2, 2007. There were 8,111 stockholders of record of the Company’s common stock as of August 1, 2025. This figure excludes the beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Dividend Policy
We expect to pay cash dividends on our common stock. On August 4, 2025, our Board approved an increase in our quarterly cash dividend by $0.095 per share to $0.975 per share, an increase in our expected annual dividend amount from $3.52 to $3.90 per share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board deems relevant.
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
Performance Graph
The following graph compares the cumulative total return on Broadridge common stock from June 30, 2020 to June 30, 2025, with the comparable cumulative return of the: (i) S&P 500 Index, and (ii) S&P 500 Industrials Index. The graph assumes $100 was invested on June 30, 2020 in our common stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock.
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that Broadridge specifically incorporates it by reference into such filing.

Comparison of Five Year Cumulative Total Return Among Broadridge Financial Solutions, Inc., S&P 500 Index, and S&P 500 Industrials Index (in dollars)

$250.00
$200.00
$150.00
$100.00
June 30, 2020
June 30, 2021
June 30, 2022
June 30, 2023
June 30, 2024
June 30, 2025
Broadridge Financial Solutions. Inc. Common Stock
S&P 500 Index
S&P 500 Industrials Index

	June 30, 2020	June 30, 2021	June 30, 2022	June 30, 2023	June 30, 2024	June 30, 2025
Broadridge Financial Solutions. Inc. Common Stock	$100.00	$130.03	$116.67	$138.21	$167.11	$209.37
S&P 500 Index	$100.00	$140.77	$125.81	$150.43	$187.35	$215.71
S&P 500 Industrials Index	$100.00	$151.43	$131.09	$164.02	$189.39	$232.41
In June 2024, we elected to add the S&P 500 Industrials Index to align with S&P’s classification of Broadridge under the Global Industry Classification Standard (GICS®) within the Industrials sector. We removed the S&P 500 Information Technology Index this fiscal year.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our fourth fiscal quarter ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2025 – April 30, 2025	123,939	$244.72	—	7,251,347
May 1, 2025 – May 31, 2025	389,483	236.24	388,140	6,863,207
June 1, 2025 – June 30, 2025	33,993	244.66	33,990	6,829,217
Total	547,415	$238.68	422,130
(1)Includes 125,285 shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2)During the fiscal quarter ended June 30, 2025, the Company repurchased 422,130 shares of common stock at an average price of $236.91 under its share repurchase program. At June 30, 2025, the Company had 6,829,217 shares available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

ITEM 6.    [Reserved]
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion summarizes the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal years ended June 30, 2025 and 2024, and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words such as “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be,” “on track” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results, performance or achievements may differ materially from the results discussed in this Item 7. because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” and “Risk Factors” included in Part 1 of this Annual Report on Form 10-K.
The discussion summarizing the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal year ended June 30, 2024 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year 2024 (the “2024 Annual Report”), which was filed with the Securities and Exchange Commission on August 6, 2024.
DESCRIPTION OF THE COMPANY AND BUSINESS SEGMENTS
Broadridge, a Delaware corporation, is a global financial technology leader providing investor communications and technology-driven solutions to banks, broker-dealers, asset and wealth managers, public companies, investors, and mutual funds. Our services include investor communications, securities processing, data and analytics, and customer communications solutions. With over 60 years of experience, including over 15 years as an independent public company, we provide integrated solutions and an important infrastructure that powers the financial services industry. Our solutions enable better financial lives by powering investing, governance and communications and help reduce the need for our clients to make significant capital investments in operations infrastructure, thereby allowing them to increase their focus on core business activities. Our businesses operate in two reportable segments: Investor Communication Solutions (“ICS”) and Global Technology and Operations (“GTO”).
ACQUISITIONS
We frequently review our businesses to ensure we have the necessary assets to execute our strategy. We expect to acquire businesses when we identify a compelling strategic need, such as a product, service or technology that helps meet client demand, a way to achieve business scale that enables competition and operational efficiency, or similar considerations. The results of operations for acquired businesses are included in our consolidated results from the respective dates of acquisition.
Acquisitions of Businesses
In November 2024, the Company acquired SIS to provide wealth management, capital markets, and information technology solutions in Canada. SIS is included in the Company’s GTO reportable segment. Our discussions with the Canadian Competition Bureau are ongoing. In July 2024, the Company acquired CompSci, a provider of cloud-based financial technology software for the preparation and processing of SEC filings for public companies and funds. CompSci is included in the Company’s ICS reportable segment. We acquired these businesses for an aggregate purchase price of $193.5 million.
Announced Acquisition
In July 2025, Broadridge announced the proposed acquisition of Acolin Group Holdco Limited (“Acolin”). Acolin is a European provider of cross-border fund distribution and regulatory services. The total purchase price is approximately $70 million plus an additional contingent consideration liability. The acquisition is expected to close in the first half of Broadridge’s 2026 fiscal year, subject to customary closing conditions, including regulatory approvals. Acolin will be included in the Company’s ICS reportable segment.
Please refer to Note 6, “Acquisitions” to our Consolidated Financial Statements under Item 8. of Part II of this Annual Report on Form 10-K for a more detailed discussion.

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
Goodwill. We review the carrying value of all our Goodwill by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate a possible impairment. When determining fair value of a reporting unit, we utilize the income approach which considers a discounted future cash flow analysis using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the particular reporting unit’s weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows based on forecasted earnings before interest and taxes, and the selection of the terminal value growth rate and discount rate assumptions. The weighted-average cost of capital takes into account the relative weight of each component of our consolidated capital structure (equity and long-term debt). Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-range planning process. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, not to exceed the total amount of Goodwill allocated to that reporting unit. We had $3,609.6 million of Goodwill as of June 30, 2025. Given the significance of our Goodwill, an adverse change to the fair value of one of our reporting units could result in an impairment charge, which could be material to our earnings.
The Company performs a sensitivity analysis under the goodwill impairment test assuming hypothetical reductions in the fair values of our reporting units. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in our calculations of the fair values of the reporting units would not result in an impairment of our Goodwill.

Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). The Company is subject to regular examination of its income tax returns by the U.S. federal, state and foreign tax authorities. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements. The Company has estimated foreign net operating loss carryforwards of approximately $48.7 million as of June 30, 2025 of which $6.9 million are subject to expiration in the June 30, 2035 through June 30, 2043 period, and of which $41.7 million has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $25.0 million of which $9.3 million are subject to expiration in the June 30, 2026 through June 30, 2037 period with the balance of $15.7 million having an indefinite utilization period. U.S. federal net operating loss carryforwards resulting from tax losses beginning with the fiscal year ended June 30, 2019 have an indefinite carryforward under the U.S. Tax Cuts and Jobs Act (the “Tax Act”). The Company did not generate federal net operating losses for the fiscal year ended June 30, 2025.
Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $11.2 million and $10.8 million at June 30, 2025 and 2024, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income requires significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.
Share-based Payments. Accounting for stock-based compensation requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock options issued by using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Determining these assumptions are subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock options. A hypothetical change of five percentage points applied to the volatility assumption used to determine the fair value of the fiscal year 2025 stock option grants would result in an approximate $2.8 million change in total pre-tax stock-based compensation expense for the fiscal year 2025 grants, which would be amortized over the vesting period. A hypothetical change of one year in the expected life assumption used to determine the fair value of the fiscal year 2025 stock option grants would result in an approximate $1.9 million change in the total pre-tax stock-based compensation expense for the fiscal year 2025 grants, which would be amortized over the vesting period. A hypothetical change of one percentage point in the forfeiture rate assumption used for the fiscal year 2025 stock option grants would result in an approximate $0.2 million change in the total pre-tax stock-based compensation expense for the fiscal year 2025 grants, which would be amortized over the vesting period. A hypothetical one-half percentage point change in the dividend yield assumption used to determine the fair value of the fiscal year 2025 stock option grants would result in an approximate $1.4 million change in the total pre-tax stock-based compensation expense for the fiscal year 2025 grants, which would be amortized over the vesting period.

KEY PERFORMANCE INDICATORS
Management focuses on a variety of key indicators to plan, measure and evaluate the Company’s business and financial performance. These performance indicators include Revenue and Recurring revenue as well as not generally accepted accounting principles measures (“Non-GAAP”) of Adjusted Operating income, Adjusted Net earnings, Adjusted earnings per share, Free Cash flow, Recurring revenue growth constant currency, and Closed sales. In addition, management focuses on select operating metrics specific to Broadridge of Position Growth and Internal Trade Growth, as defined below.
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
Revenues and Recurring revenue are useful metrics for investors in understanding how management measures and evaluates the Company’s ongoing operational performance. See “Results of Operations” as well as Note 2, “Summary of Significant Accounting Policies” and Note 3, “Revenue Recognition” to our Consolidated Financial Statements under Item 8. of Part II of this Annual Report on Form 10-K.
Position Growth and Internal Trade Growth
The Company uses select operating metrics specific to Broadridge of Position Growth and Internal Trade Growth in evaluating its business results and identifying trends affecting its business. Position Growth is comprised of “equity position growth” and “mutual fund/ETF position growth.” Equity position growth measures the estimated annual change in positions eligible for equity proxy materials. Beginning in the fourth quarter of fiscal year 2025, the Company began presenting information on “equity revenue position growth.” Equity revenue position growth excludes small or fractional equity positions for which the Company does not recognize revenue (“non-revenue positions”). Prior period comparative information for this metric is not available. Mutual fund/ETF position growth measures the estimated change in mutual fund and exchange traded fund positions eligible for interim communications. These metrics are calculated from equity proxy and mutual fund/ETF position data reported to Broadridge for the same issuers or funds in both the current and prior year periods.
Internal Trade Growth represents the estimated change in daily average trade volumes for Broadridge securities processing clients whose contracts are linked to trade volumes and who were on Broadridge’s trading platforms in both the current and prior year periods. Position Growth and Internal Trade Growth are useful non-financial metrics for investors in understanding how management measures and evaluates Broadridge’s ongoing operational performance within its Investor Communication Solutions and Global Technology and Operations reportable segments, respectively.

The key performance indicators for the fiscal years ended June 30, 2025, and 2024, are as follows:

	Select Operating Metrics

	Years Ended June 30,
	2025	2024
Position Growth
Equity positions	16%	6%
Equity revenue positions	12%	N/A
Mutual fund / ETF positions	7%	3%

Internal Trade Growth	13%	13%

RESULTS OF OPERATIONS
The following discussions of Analysis of Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024. The Analysis of Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Consolidated Statements of Earnings. Discussions of Analysis of Consolidated Statements of Earnings and Analysis of Reportable Segments for the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023 is disclosed in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Annual Report.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. During fiscal year 2025, mutual fund proxy revenues were 75% higher than the prior fiscal year. During fiscal year 2024, mutual fund proxy revenues were 66% higher than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For the fiscal years ended June 30, 2025 and June 30, 2024, we reported Closed sales net of a 5.0% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
For the fiscal years ended June 30, 2025 and 2024, Closed sales were $287.9 million and $341.8 million, respectively. The fiscal years ended June 30, 2025 and 2024, are net of an allowance adjustment of $15.2 million and $18.0 million, respectively.

ANALYSIS OF CONSOLIDATED STATEMENTS OF EARNINGS
Fiscal Year 2025 Compared to Fiscal Year 2024
The table below presents Consolidated Statements of Earnings data for the fiscal years ended June 30, 2025 and 2024, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2025	2024	Change
			($)	(%)
	(in millions, except for per share amounts)
Revenues	$6,889.1	$6,506.8	$382.3	6
Cost of revenues	4,752.3	4,572.9	179.5	4
Selling, general and administrative expenses	948.2	916.8	31.4	3
Total operating expenses	5,700.6	5,489.7	210.9	4

Operating income	1,188.6	1,017.1	171.4	17
Margin	17.3%	15.6%		1.7	pts
Interest expense, net	(122.7)	(138.1)	15.4	(11)
Other non-operating expenses, net	(7.1)	(1.7)	(5.5)	318
Earnings before income taxes	1,058.7	877.4	181.4	21
Provision for income taxes	219.2	179.3	40.0	22
Effective tax rate	20.7%	20.4%		0.3	pts
Net earnings	$839.5	$698.1	$141.4	20
Basic earnings per share	$7.17	$5.93	$1.24	21
Diluted earnings per share	$7.10	$5.86	$1.24	21

Weighted average shares outstanding:
Basic	117.1	117.7
Diluted	118.3	119.1
Revenues
The table below presents Consolidated Statements of Earnings data for the fiscal years ended June 30, 2025 and 2024, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2025	2024	Change
			$	%
	($ in millions)
Recurring revenues	$4,507.9	$4,222.6	$285.4	7
Event-driven revenues	319.3	285.2	34.0	12
Distribution revenues	2,062.0	1,999.0	63.0	3
Total	$6,889.1	$6,506.8	$382.3	6

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	3pts	2pts	2pts	0pts	7%
Revenues increased $382.3 million, or 6%, to $6,889.1 million from $6,506.8 million.
•Recurring revenues increased $285.4 million, or 7%, to $4,507.9 million. Recurring revenue growth constant currency (Non-GAAP) was 7%, driven primarily by organic growth in ICS and GTO and acquisitions in GTO.

•Event-driven revenues increased $34.0 million, or 12%, driven by a higher volume of mutual fund communications partially offset by a lower level of equity proxy contest activity.
•Distribution revenues increased $63.0 million, or 3%, driven by the postage rate increase of approximately $114 million partially offset by lower mail volumes.
Total operating expenses. Operating expenses increased $210.9 million, or 4%, to $5,700.6 million from $5,489.7 million:
•Cost of revenues - The increase of $179.5 million primarily reflects higher expenses related to the SIS acquisition, the impact of higher postage and distribution costs in our ICS segment of approximately $58 million, and higher expenses related to higher revenues.
•Selling, general and administrative expenses - The increase of $31.4 million was primarily driven by higher technology-related investments.
Interest expense, net. Interest expense, net, was $122.7 million, a decrease of $15.4 million, or 11%, from $138.1 million in the fiscal year ended June 30, 2024. The decrease was primarily due to lower average borrowings rates.
Other non-operating expenses, net. Other non-operating expenses, net for the fiscal year ended June 30, 2025 was $7.1 million, compared to $1.7 million for the fiscal year ended June 30, 2024.
Provision for income taxes.
•Effective tax rate for the fiscal year ended June 30, 2025 - 20.7%.
•Effective tax rate for the fiscal year ended June 30, 2024 - 20.4%.
The increase in the effective tax rate for the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024 was primarily driven by an increase in pre-tax income and lower tax benefits from statutory tax incentives, which was partially offset by an increase in discrete tax benefits.
ANALYSIS OF REPORTABLE SEGMENTS
Broadridge has two reportable segments: (1) Investor Communication Solutions and (2) Global Technology and Operations.
The primary components of “Corporate and Other” are certain gains, losses, centrally managed activities, and non-operating expenses that have not been allocated to the reportable segments, such as interest expense.
Certain corporate expenses, as well as certain centrally managed expenses, are allocated based upon budgeted amounts in a reasonable manner. Because the Company compensates the management of its various businesses on, among other factors, segment profit, the Company may elect to record certain segment-related operating and non-operating expense items in Corporate and Other rather than reflect such items in segment profit.
Revenues

	Years Ended June 30,
	2025	2024	Change
			$	%
	($ in millions)
Investor Communication Solutions	$5,113.0	$4,857.9	$255.1	5
Global Technology and Operations	1,776.1	1,648.9	127.2	8
Total	$6,889.1	$6,506.8	$382.3	6

Earnings Before Income Taxes

	Years Ended June 30,
	2025	2024	Change
			$	%
	($ in millions)
Investor Communication Solutions	$1,054.0	$950.4	$103.7	11
Global Technology and Operations	201.4	173.3	28.0	16
Corporate and Other	(196.7)	(246.3)	49.7	(20)
Total	$1,058.7	$877.4	$181.4	21
The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Years Ended June 30,
	2025	2024	Change
			$	%
	($ in millions)
Investor Communication Solutions	$42.9	$45.4	$(2.5)	(6)
Global Technology and Operations	153.7	154.9	(1.2)	(1)
Total	$196.6	$200.3	$(3.6)	(2)
Investor Communication Solutions
Fiscal Year 2025 Compared to Fiscal Year 2024
Revenues increased $255.1 million to $5,113.0 million from $4,857.9 million, and earnings before income taxes increased $103.7 million to $1,054.0 million from $950.4 million.

	Years Ended June 30,
	2025	2024	Change
			$	%
	($ in millions)
Revenues
Recurring revenues	$2,731.8	$2,573.6	$158.2	6
Event-driven revenues	319.3	285.2	34.0	12
Distribution revenues	2,062.0	1,999.0	63.0	3
Total	$5,113.0	$4,857.9	$255.1	5

Earnings before Income Taxes
Earnings before income taxes	$1,054.0	$950.4	$103.7	11
Pre-tax Margin	20.6%	19.6%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	5pts	1pt	0pts	0pts	6%
For the fiscal year ended June 30, 2025:
•Recurring revenues increased $158.2 million, or 6%, to $2,731.8 million. Recurring revenue growth constant currency (Non-GAAP) was 6%, driven by Net New Business and Internal Growth.

•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Regulatory rose 7% and 7%, respectively, driven by equity position growth of 16% and mutual fund/ETF position growth of 7%.
◦Data-Driven Fund Solutions rose 6% and 5%, respectively, driven primarily by growth in our global distribution insights and retirement and workplace products.
◦Issuer rose 5% and 5%, respectively, driven by growth in shareholder engagement solutions and disclosure solutions products.
◦Customer Communications rose 5% and 5%, respectively, driven by growth in digital communications and print revenues.
•Event-driven revenues increased $34.0 million, or 12% driven by a higher volume of mutual fund communications partially offset by a lower level of equity proxy contest activity.
•Distribution revenues increased $63.0 million, or 3%, driven by the postage rate increase of approximately $114 million partially offset by lower mail volumes.
•Earnings before income taxes increased $103.7 million, or 11%, primarily from higher Recurring and Event-driven revenues. Operating expenses rose 4%, or $151.5 million, to $4,059.0 million driven by the impact of the postage rate increase and higher volume related expenses.
•Pre-tax margins increased by 1.0 percentage points to 20.6% from 19.6%.
Global Technology and Operations
Fiscal Year 2025 Compared to Fiscal Year 2024
Revenues increased $127.2 million to $1,776.1 million from $1,648.9 million, and earnings before income taxes increased $28.0 million to $201.4 million from $173.3 million.

	Years Ended June 30,
	2025	2024	Change
			$	%
	($ in millions)
Revenues
Recurring revenues	$1,776.1	$1,648.9	$127.2	8

Earnings before Income Taxes
Earnings before income taxes	$201.4	$173.3	$28.0	16
Pre-tax Margin	11.3%	10.5%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	1pt	3pts	4pts	-1pt	8%
For the fiscal year ended June 30, 2025:
•Recurring revenues increased $127.2 million, or 8%, to $1,776.1 million. Recurring revenue growth constant currency (Non-GAAP) was 8%, driven by 4pts of organic growth and 4pts from the acquisition of SIS.
•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:

◦Capital markets rose 6% and 6%, respectively, driven by revenue from new sales and Internal Growth. Internal Growth benefited from higher trading volumes.
◦Wealth and investment management rose 10% and 12%, respectively, driven by 10pts from the SIS acquisition and 1pt of Organic growth. Organic growth was negatively impacted by 4pts as a result of the loss of a large client during the prior year period.
•Earnings before income taxes increased $28.0 million, as higher revenues more than offset higher expenses, including the impact of the SIS acquisition.
•Pre-tax margins increased by 0.8 percentage points to 11.3% from 10.5%.
Corporate and Other
Loss before income taxes was $196.7 million for the fiscal year ended June 30, 2025, a decrease of $49.7 million, or 20%, compared to $246.3 million for the fiscal year ended June 30, 2024. The decreased loss before income taxes was due to lower Restructuring and Other Related Costs, a decline in litigation expense of $18.4 million, and a decline in Interest expense, net of $15.4 million.

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
The Company believes our Non-GAAP financial measures help investors understand how management plans, measures and evaluates the Company’s business performance. Management believes that Non-GAAP measures provide consistency in its financial reporting and facilitates investors’ understanding of the Company’s operating results and trends by providing an additional basis for comparison. Management uses these Non-GAAP financial measures to, among other things, evaluate our ongoing operations and for internal planning and forecasting purposes. In addition, and as a consequence of the importance of these Non-GAAP financial measures in managing our business, the Company’s Compensation Committee of the Board incorporates Non-GAAP financial measures in the evaluation process for determining management compensation.
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

We exclude Acquisition and Integration Costs, Restructuring and Other Related Costs and Litigation Settlement Charges from our Adjusted Operating income (as applicable) and other adjusted earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and enhances comparability across fiscal reporting periods, as these items are not reflective of our underlying operations or performance.
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
Reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Years ended June 30,
	2025	2024
	(in millions)
Operating income (GAAP)	$1,188.6	$1,017.1
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	196.6	200.3
Acquisition and Integration Costs	18.3	3.9
Restructuring and Other Related Costs (a)	7.4	63.0
Litigation Settlement Charges	—	18.4
Adjusted Operating income (Non-GAAP)	$1,410.9	$1,302.8
Operating income margin (GAAP)	17.3%	15.6%
Adjusted Operating income margin (Non-GAAP)	20.5%	20.0%

	Years ended June 30,
	2025	2024
	(in millions)
Net earnings (GAAP)	$839.5	$698.1
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	196.6	200.3
Acquisition and Integration Costs	18.3	3.9
Restructuring and Other Related Costs (a)	7.4	63.0
Litigation Settlement Charges	—	18.4
Subtotal of adjustments	222.3	285.6
Tax impact of adjustments (b)	(50.4)	(62.6)
Adjusted Net earnings (Non-GAAP)	$1,011.5	$921.2

	Years ended June 30,
	2025	2024

Diluted earnings per share (GAAP)	$7.10	$5.86
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	1.66	1.68
Acquisition and Integration Costs	0.15	0.03
Restructuring and Other Related Costs (a)	0.06	0.53
Litigation Settlement Charges	—	0.15
Subtotal of adjustments	1.88	2.40
Tax impact of adjustments (b)	(0.43)	(0.53)
Adjusted earnings per share (Non-GAAP)	$8.55	$7.73
_________
(a)Restructuring and Other Related Costs for the fiscal year ended June 30, 2025 consists of severance and other costs related to the closure of substantially all operations of a production facility. Costs incurred are not reflected in segment profit and are recorded within Corporate and Other. The total estimated pre-tax costs for actions and associated costs related to the closure are approximately $20 million to $25 million and are expected to be completed by the end of the second quarter of fiscal year 2026.
Restructuring and Other Related Costs for the fiscal year ended June 30, 2024 includes $56.0 million of severance and professional services costs directly related to the Corporate Restructuring Initiative and a $7.0 million asset impairment charge as a result of the exit of a business in connection with the Corporate Restructuring Initiative. Refer to Note 13, “Payables and Accrued Expenses” to our Consolidated Financial Statements under Item 8. of Part II of this Annual Report on Form 10-K for a more detailed discussion.
(b)Calculated using the GAAP effective tax rate, adjusted to exclude $20.5 million of excess tax benefits (“ETB”) associated with stock-based compensation for the fiscal year ended June 30, 2025, and $12.9 million of ETB associated with stock-based compensation for the fiscal year ended June 30, 2024. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Years ended June 30,
	2025	2024
	(in millions)
Net cash flows from operating activities (GAAP)	$1,171.3	$1,056.2
Capital expenditures and Software purchases and capitalized internal use software	(114.9)	(113.0)
Free cash flow (Non-GAAP)	$1,056.4	$943.2

	Year Ended June 30, 2025

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	7%	6%	5%	5%	6%
Impact of foreign currency exchange	0%	0%	0%	0%	0%
Recurring revenue growth constant currency (Non-GAAP)	7%	5%	5%	5%	6%

	Year Ended June 30, 2025

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	6%	10%	8%
Impact of foreign currency exchange	0%	1%	1%
Recurring revenue growth constant currency (Non-GAAP)	6%	12%	8%

Year Ended June 30, 2025

Consolidated	Total
Recurring revenue growth (GAAP)	7%
Impact of foreign currency exchange	0%
Recurring revenue growth constant currency (Non-GAAP)	7%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents consisted of the following:

	June 30,
	2025	2024
	(in millions)

Cash and cash equivalents:
Domestic cash	$326.2	$78.4
Cash held by foreign subsidiaries	174.6	177.3
Cash held by regulated entities	60.7	48.7
Total cash and cash equivalents	$561.5	$304.4
At June 30, 2025 and 2024, Cash and cash equivalents were $561.5 million and $304.4 million, respectively. Total stockholders’ equity was $2,655.1 million and $2,168.2 million at June 30, 2025 and 2024, respectively. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
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

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at June 30, 2025	Carrying value at June 30, 2025	Carrying value at June 30, 2024	Unused Available Capacity	Fair Value at June 30, 2025
			(in millions)
Current portion of long-term debt
Fiscal 2016 Senior Notes (a)	June 2026	$500.0	$499.3	$—	$—	$494.1
Total		$500.0	$499.3	$—	$—	$494.1

Long-term debt, excluding current portion
Fiscal 2025 Revolving Credit Facility:
U.S. dollar tranche	December 2029	$—	$—	$—	$1,000.0	$—
Multicurrency tranche	December 2029	133.5	133.5	—	366.5	133.5
Total Revolving Credit Facility		$133.5	$133.5	$—	$1,366.5	$133.5

Fiscal 2024 Amended Term Loan	August 2026	$880.0	$879.1	$1,117.9	$—	$880.0

Fiscal 2016 Senior Notes (a)	June 2026	$—	$—	$498.7	$—	$—
Fiscal 2020 Senior Notes	December 2029	750.0	746.0	745.1	—	702.8
Fiscal 2021 Senior Notes	May 2031	1,000.0	994.4	993.4	—	891.4
Total Senior Notes		$1,750.0	$1,740.3	$2,237.2	$—	$1,594.2

Total long-term debt		$2,763.5	$2,753.0	$3,355.1	$1,366.5	$2,607.7

Total debt		$3,263.5	$3,252.3	$3,355.1	$1,366.5	$3,101.8
_________
(a) The Fiscal 2016 Senior Notes were reclassified from Long-term debt to Current portion of long-term debt in the fourth quarter of fiscal year 2025 to reflect the remaining maturity of less than one year.
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2026	2027	2028	2029	2030	Thereafter	Total
(in millions)	$500.0	$880.0	$—	$—	$883.5	$1,000.0	$3,263.5
The Fiscal 2025 Revolving Credit Facility, Fiscal 2024 Amended Term Loans, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
Please refer to Note 14, “Borrowings” to our Consolidated Financial Statements under Item 8. of Part II of this Annual Report on Form 10-K for a more detailed discussion.

Cash Flows
Fiscal Year 2025 Compared to Fiscal Year 2024

	Years Ended June 30,
	2025	2024	$ Change
	(in millions)

Net cash flows from operating activities	$1,171.3	$1,056.2	$115.0
Net cash flows from investing activities	(316.2)	(148.0)	(168.2)
Net cash flows from financing activities	(600.8)	(855.5)	254.8
Effect of exchange rate changes on Cash and cash equivalents	2.8	(0.6)	3.4
Net change in Cash and cash equivalents	$257.1	$52.1	$205.1

Free cash flow:
Net cash flows from operating activities (GAAP)	$1,171.3	$1,056.2	$115.0
Capital expenditures and Software purchases and capitalized internal use software	(114.9)	(113.0)	(1.9)
Free cash flow (Non-GAAP)	$1,056.4	$943.2	$113.1
The increase in cash from operating activities of $115.0 million for the fiscal year ended June 30, 2025, as compared to the fiscal year ended June 30, 2024, was due to an increase in Net earnings of $141.4 million, an increase in cash provided from Accounts receivable of $69.1 million driven by higher cash collections relative to billings, an increase in the non-cash adjustments of $167.1 million, primarily related to a decrease in Deferred income taxes of $114.5 million and a decrease in cash used for client-related implementation costs of $25.2 million included in Other non-current assets. This was primarily offset by an increase in cash used for Accounts Payable and accrued expenses of $283.1 million, inclusive of an increase in taxes paid.
The decrease in cash from investing activities of $168.2 million primarily reflects an increase in cash used for acquisitions of $159.2 million and cash used in software purchases and capitalized internal use software of $15.5 million.
The increase in cash from financing activities of $254.8 million primarily reflects a decrease in cash used for stock buybacks of $350.5 million partially offset by a decrease in net borrowings of $44.4 million and an increase in dividends paid of $34.1 million.
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
Employee Benefit Plans
The Company sponsors a Supplemental Officer Retirement Plan (the “SORP”), a Supplemental Executive Retirement Plan (the “SERP”), an Executive Retiree Health Insurance Plan, and certain non-US benefits-related plans. Please refer to Note 17, “Employee Benefit Plans” to our Consolidated Financial Statements under Item 8. of Part II of this Annual Report on Form 10-K for a discussion on the Company’s Employee Benefit Plans.

Contractual Obligations
The following table summarizes our contractual obligations to third parties as of June 30, 2025 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
			(in millions)
Debt(1)	$3,263.5	$500.0	$880.0	$883.5	$1,000.0
Interest and facility fee on debt(2)	352.6	121.9	115.2	93.8	21.7
Facility and equipment operating leases(3)	232.7	42.7	81.1	49.7	59.3
Purchase obligations(4)	633.7	240.7	306.8	84.5	1.7
Capital commitment to fund investment(5)	—	—	—	—	—
Uncertain tax positions(6)	—	—	—	—	—
Total(7)	$4,482.6	$905.3	$1,383.1	$1,111.4	$1,082.7
_________
(1)These amounts represent the principal repayments of Long-term debt and are included on our Consolidated Balance Sheets. See Note 14, “Borrowings” to our Consolidated Financial Statements under Item 8. of Part II of this Annual Report on Form 10-K for additional information about our Borrowings and related matters.
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
(4)Purchase obligations relate to payments to Kyndryl, Inc. related to the Amended IT Services Agreement (as described below) that expires in fiscal year 2027, the Private Cloud Agreement (as described below) that expires in fiscal year 2030, the AWS Cloud Agreement (as described below) that expires in fiscal year 2027, as well as other data center arrangements and software license agreements including hosted software arrangements, and software and hardware maintenance and support agreements, and certain other related arrangements. Purchase obligations also includes $54.6 million of other liabilities recorded on the Company’s Consolidated Balance Sheet as of June 30, 2025.
(5)The Company has a future commitment to fund $26.0 million to an investee that is not included in the table above due to the uncertainty of the timing of this future payment.
(6)Due to the uncertainty related to the timing of the reversal of uncertain tax positions, only uncertain tax benefits related to certain settlements have been provided in the table above. The Company is unable to make reasonably reliable estimates related to the timing of the remaining gross unrecognized tax benefit liability of $100.6 million (inclusive of interest). See Note 18, “Income Taxes” to our Consolidated Financial Statements under Item 8. of Part II of this Annual Report on Form 10-K for further detail.
(7)Certain post-employment benefit obligations reported in our Consolidated Balance Sheets in the amount of $83.5 million as of June 30, 2025 were not included in the table above due to the uncertainty of the timing of these future payments.
Please refer to Note 19, “Contractual Commitments, Contingencies, and Off-Balance Sheet Arrangements” to our Consolidated Financial Statements under Item 8. of Part II of this Annual Report on Form 10-K for a more detailed discussion of the Company’s contractual obligations.
Recently Issued Accounting Pronouncements
Please refer to Note 2, “Summary of Significant Accounting Policies” to our Consolidated Financial Statements under Item 8. of Part II of this Annual Report on Form 10-K for a discussion on the impact of the adoption of new accounting pronouncements.

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
Interest Rate Risk
As of June 30, 2025, $1,012.6 million, or 31%, of the Company’s total outstanding debt balance of $3,252.3 million is based on floating interest rates. Our $1,012.6 million in variable rate debt at June 30, 2025 consists of our revolving credit facility, which, depending on the currency of the loan, bears interest at Adjusted Term SOFR, Adjusted Term CORRA, EURIBOR, TIBOR, SONIA and STIBOR, respectively, plus 1.000% (subject to multiple step-ups to 1.250% and multiple step-downs to 0.785%, in each case based on ratings), plus an additional annual facility fee of 0.125% per annum (subject to multiple step-ups to 0.25% per annum and multiple step-downs to 0.090% per annum, in each case, based on ratings), and the outstanding portion of our Fiscal 2024 Amended Term Loan which bears interest at Adjusted Term SOFR plus 1.250% per annum (subject to a step-up to Adjusted Term SOFR plus 1.375% or step-downs to Adjusted Term SOFR plus 1.125% and Adjusted Term SOFR plus 1.000% in each case, based on ratings). We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings of a change in market interest rates on amounts borrowed from the revolving credit facility and Fiscal 2024 Amended Term Loan during the fiscal year ended June 30, 2025. Assuming a hypothetical increase of one hundred basis points in interest rates on our variable rate debt during the fiscal year ended June 30, 2025 and June 30, 2024, our pre-tax earnings would have decreased by approximately $13.8 million and $14.4 million, respectively; however, for both years, this would have been offset by interest earned on cash balances.
Foreign Currency Risk
While the substantial majority of our business is conducted within the U.S., approximately 14% of our fiscal year 2025 revenues were earned outside of the U.S. Our operations outside of the U.S. primarily reside in Canada, Europe and India. As a result, we are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-U.S. dollar-denominated foreign investments and foreign currency transactions, primarily with respect to the Canadian dollar, the British pound, the Euro, the Indian Rupee and the Swedish Krona.
We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate. In addition, we executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of our net investment in our subsidiaries whose functional currency is the Euro. At June 30, 2025, the fair value of these derivatives is a liability of $24.6 million. Refer to Note 19, “Contractual Commitments, Contingencies, and Off-Balance Sheet Arrangements” to our Consolidated Financial Statements under Item 8. of Part II of this Annual Report on Form 10-K for additional details on our cross-currency swap derivative contracts.
For the fiscal year ended June 30, 2025 and June 30, 2024, a hypothetical 10% decrease in the value of the Canadian dollar, the British pound, the Euro, the Indian Rupee, and the Swedish Krona versus the U.S. dollar would have resulted in a decrease in our total pre-tax earnings of approximately $23.9 million and $22.5 million, respectively.

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Broadridge Financial Solutions, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Broadridge Financial Solutions, Inc. and subsidiaries (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2025, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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

During fiscal year 2025, the Company performed the required impairment tests of goodwill and determined that there was no impairment. The Company also performed a sensitivity analysis under Step 1 of the goodwill impairment test assuming hypothetical reductions in the fair values of the reporting units. A 10% change in their estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in their calculations of the fair values of the reporting units would not result in an impairment of their goodwill.

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
August 5, 2025
We have served as the Company's auditor since 2007.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Earnings
(In millions, except per share amounts)

		Years ended June 30,
		2025	2024	2023
Revenues	(Note 3)	$6,889.1	$6,506.8	$6,060.9
Operating expenses:
Cost of revenues		4,752.3	4,572.9	4,275.5
Selling, general and administrative expenses		948.2	916.8	849.0
Total operating expenses		5,700.6	5,489.7	5,124.5
Operating income		1,188.6	1,017.1	936.4
Interest expense, net	(Note 5)	(122.7)	(138.1)	(135.5)
Other non-operating expenses, net		(7.1)	(1.7)	(6.0)
Earnings before income taxes		1,058.7	877.4	794.9
Provision for income taxes	(Note 18)	219.2	179.3	164.3
Net earnings		$839.5	$698.1	$630.6

Basic earnings per share		$7.17	$5.93	$5.36
Diluted earnings per share		$7.10	$5.86	$5.30

Weighted-average shares outstanding:
Basic	(Note 4)	117.1	117.7	117.7
Diluted	(Note 4)	118.3	119.1	119.0
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years ended June 30,
	2025	2024	2023
Net earnings	$839.5	$698.1	$630.6
Other comprehensive income (loss), net:
Foreign currency translation adjustments	56.7	(46.8)	(59.4)
Pension and post-retirement liability adjustment, net of tax benefit (provision) of $(0.4), $0.4 and $(0.1) for the years ended June 30, 2025, 2024 and 2023, respectively	1.3	(1.1)	0.2
Cash flow hedge amortization, net of taxes of $(0.3), $(0.3), and $(0.3) for the years ended June 30, 2025, 2024 and 2023, respectively	0.8	0.8	0.8
Total other comprehensive income (loss), net	58.8	(47.0)	(58.4)
Comprehensive income	$898.3	$651.1	$572.2
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Balance Sheets
(In millions, except per share amounts)

		June 30, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents		$561.5	$304.4
Accounts receivable, net of allowance for doubtful accounts of $12.5 and $9.7, respectively		1,077.1	1,065.6
Other current assets		178.5	170.9
Total current assets		1,817.1	1,540.9
Property, plant and equipment, net	(Note 9)	170.1	162.2
Goodwill	(Note 10)	3,609.6	3,469.4
Intangible assets, net	(Note 10)	1,277.4	1,307.2
Deferred client conversion and start-up costs	(Note 11)	842.9	892.1
Other non-current assets	(Note 12)	827.9	870.6
Total assets		$8,545.0	$8,242.4
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	(Note 14)	$499.3	$—
Payables and accrued expenses	(Note 13)	1,112.8	1,194.4
Contract liabilities		249.1	227.4
Total current liabilities		1,861.2	1,421.8
Long-term debt	(Note 14)	2,753.0	3,355.1
Deferred taxes	(Note 18)	261.0	277.3
Contract liabilities		429.2	469.2
Other non-current liabilities	(Note 15)	585.5	550.9
Total liabilities		5,889.9	6,074.2
Commitments and contingencies	(Note 19)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.5 and 154.5 shares, respectively; outstanding, 117.1 and 116.7 shares, respectively		1.6	1.6
Additional paid-in capital		1,663.0	1,552.5
Retained earnings		3,862.5	3,435.1
Treasury stock, at cost: 37.3 and 37.8 shares, respectively		(2,599.0)	(2,489.2)
Accumulated other comprehensive income (loss)	(Note 20)	(272.9)	(331.7)
Total stockholders’ equity		2,655.1	2,168.2
Total liabilities and stockholders’ equity		$8,545.0	$8,242.4
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years ended June 30,
	2025	2024	2023
Cash Flows From Operating Activities
Net earnings	$839.5	$698.1	$630.6
Adjustments to reconcile Net earnings to net cash flows from operating activities:
Depreciation and amortization	130.7	119.8	84.4
Amortization of acquired intangibles and purchased intellectual property	196.6	200.3	214.4
Amortization of other assets	170.8	157.8	126.2
Write-down of long lived assets and related charges	14.5	18.2	2.5
Stock-based compensation expense	73.4	70.6	73.1
Deferred income taxes	(5.2)	(119.7)	(50.8)
Other	(24.4)	(57.7)	(27.4)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	31.8	(37.4)	19.6
Other current assets	(5.4)	(2.8)	(10.0)
Payables and accrued expenses	(146.5)	136.5	(104.5)
Contract liabilities	56.5	80.6	328.5
Other non-current assets	(148.2)	(232.4)	(472.4)
Other non-current liabilities	(12.8)	24.3	9.1
Net cash flows from operating activities	1,171.3	1,056.2	823.3
Cash Flows From Investing Activities
Capital expenditures	(43.8)	(57.4)	(38.4)
Software purchases and capitalized internal use software	(71.1)	(55.6)	(36.8)
Acquisitions, net of cash acquired	(193.5)	(34.3)	—
Other investing activities	(7.8)	(0.8)	(5.3)
Net cash flows from investing activities	(316.2)	(148.0)	(80.4)
Cash Flows From Financing Activities
Debt proceeds	1,238.1	1,022.7	990.0
Debt repayments	(1,342.5)	(1,082.7)	(1,375.0)
Dividends paid	(402.3)	(368.2)	(331.0)
Purchases of Treasury stock	(134.9)	(485.4)	(24.3)
Proceeds from exercise of stock options	62.3	72.4	43.1
Other financing activities	(21.6)	(14.3)	(17.5)
Net cash flows from financing activities	(600.8)	(855.5)	(714.7)
Effect of exchange rate changes on Cash and cash equivalents	2.8	(0.6)	(0.6)
Net change in Cash and cash equivalents	257.1	52.1	27.6
Cash and cash equivalents, beginning of fiscal year	304.4	252.3	224.7
Cash and cash equivalents, end of fiscal year	$561.5	$304.4	$252.3
Supplemental disclosure of cash flow information:
Cash payments made for interest	$131.5	$143.0	$136.6
Cash payments made for income taxes, net of refunds	$279.8	$240.2	$180.2
Non-cash investing and financing activities:
Accrual of unpaid property, plant, equipment and software	$13.3	$1.2	$0.8
Accrual of unpaid stock repurchase excise tax	$—	$2.7	$—
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2022	154.5	$1.6	$1,344.7	$2,824.0	$(2,024.8)	$(226.3)	$1,919.1
Comprehensive income (loss)	—	—	—	630.6	—	(58.4)	572.2
Stock option exercises	—	—	43.2	—	—	—	43.2
Stock-based compensation	—	—	72.0	—	—	—	72.0
Treasury stock acquired (0.2 shares)	—	—	—	—	(24.3)	—	(24.3)
Treasury stock reissued (1.0 shares)	—	—	(23.1)	—	23.1	—	—
Common stock dividends ($2.90 per share)	—	—	—	(341.6)	—	—	(341.6)
Balances, June 30, 2023	154.5	1.6	1,436.8	3,113.0	(2,026.1)	(284.7)	2,240.6
Comprehensive income (loss)	—	—	—	698.1	—	(47.0)	651.1
Stock option exercises	—	—	72.0	—	—	—	72.0
Stock-based compensation	—	—	68.5	—	—	—	68.5
Treasury stock acquired (2.5 shares)	—	—	—	—	(488.1)	—	(488.1)
Treasury stock reissued (1.1 shares)	—	—	(24.9)	—	24.9	—	—
Common stock dividends ($3.20 per share)	—	—	—	(376.0)	—	—	(376.0)
Balances, June 30, 2024	154.5	1.6	1,552.5	3,435.1	(2,489.2)	(331.7)	2,168.2
Comprehensive income (loss)	—	—	—	839.5	—	58.8	898.3
Stock option exercises	—	—	62.4	—	—	—	62.4
Stock-based compensation	—	—	70.4	—	—	—	70.4
Treasury stock acquired (0.6 shares)	—	—	—	—	(132.1)	—	(132.1)
Treasury stock reissued (1.0 shares)	—	—	(22.3)	—	22.3	—	—
Common stock dividends ($3.52 per share)	—	—	—	(412.1)	—	—	(412.1)
Balances, June 30, 2025	154.5	$1.6	$1,663.0	$3,862.5	$(2,599.0)	$(272.9)	$2,655.1
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Notes to Consolidated Financial Statements
NOTE 1.    BASIS OF PRESENTATION
A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation and a part of the S&P 500® Index, is a global financial technology leader powering investing, corporate governance, and communications to enable our clients to operate, innovate, and grow. We deliver technology-driven solutions to banks, broker-dealers, asset and wealth managers, public companies, investors, and mutual funds. The principal markets in which the Company operates are located in North America and Europe.
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
A large portion of Broadridge’s ICS business involves the processing and distribution of proxy materials to investors in equity securities and mutual funds, as well as the facilitation of related vote processing. In addition to proxy services, Broadridge also provides regulatory communications solutions that enable global asset managers to communicate with large audiences of investors efficiently and reliably by centralizing all investor communications through one resource. Through its Fund Communication Solutions business, Broadridge provides fund managers with a single, integrated provider to manage data, perform calculations, compose documents, manage regulatory compliance, and disseminate information across multiple jurisdictions. Broadridge also provides a range of other regulatory communications solutions, including reorganization communications notifying investors of U.S. reorganizations or corporate action events such as tender offers, mergers and acquisitions, bankruptcies, and global class action services for the identification, filing and recovery of class actions and collective redress proceedings involving securities and other financial products.
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
Broadridge also provides a range of corporate solutions that revolve around shareholder meetings and proxy, corporate governance and sustainability, regulatory filings and disclosure, and stock transfer services. Broadridge services provide corporate issuers a single source solution that spans the entire corporate disclosure and shareholder communications and corporate disclosure lifecycle. Broadridge shareholder meetings and proxy services and corporate governance and sustainability governance and communications services include a full suite of annual meeting and shareholder engagement solutions which include proxy services, virtual shareholder meeting services, shareholder engagement, and governance and sustainability services. Broadridge also offers regulatory filings and disclosure solutions, including annual SEC filing services and capital markets transaction services, and provides registrar, stock transfer and record-keeping services through its transfer agency services.
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

•Global Technology and Operations - Broadridge’s Global Technology and Operations business provides mission-critical, scale infrastructure to the global financial markets. As a leading software as a service (“SaaS”) provider, Broadridge offers capital markets, wealth and investment management firms modern technology to enable growth, simplify their technology stacks and mutualize costs. Broadridge’s highly scalable, resilient, component-based platform automate the front-to-back transaction lifecycle of equity, mutual fund, fixed income, foreign exchange and exchange-traded derivatives, from order capture and execution through trade confirmation, margin, cash management, clearing and settlement, reference data management, reconciliations, securities financing and collateral management, asset servicing, compliance and regulatory reporting, portfolio accounting and custody-related services. Broadridge’s Wealth Management business provides solutions for advisors and investors and also streamlines back and middle-office operations for broker-dealers by providing systems for critical post-trade activities, including books and records, transaction processing, clearance and settlement, and reporting. Broadridge’s Investment Management business provides portfolio and order management solutions for traditional and alternative asset managers, which bring insights into trading, portfolio construction, risk and analytics. Broadridge’s solutions connect asset managers to a global network of broker-dealers for trade execution and post-trade matching and confirmation. In addition, Broadridge provides business process outsourcing services for its buy- and sell-side clients’ businesses. These services combine Broadridge’s technology with its operations expertise to support the entire trade lifecycle, including securities clearing and settlement, reconciliations, record-keeping, wealth management asset servicing, and custody-related functions.
Broadridge’s capital markets platform and solutions deliver simplification and innovation across the trade lifecycle, from order initiation to settlement. Through Broadridge Trading and Connectivity Solutions, Broadridge offers a set of global front-office trade order and execution management systems and connectivity solutions that enable market participants to connect and trade. Broadridge’s front-office solutions, post-trade product suite and other capital markets capabilities enable its clients to streamline their front-to-back technology platforms and operations and increase straight-through-processing efficiencies, across equities, fixed income, exchange-traded derivatives, and other asset classes. Broadridge also provides a set of multi-asset, multi-entity and multi-currency trading, connectivity and post-trade solutions that support processing of securities transactions in equities, options, fixed income securities, foreign exchange, exchange-traded derivatives and mutual funds. Provided on a SaaS basis within large user communities, Broadridge’s technology is a global solution, processing clearance and settlement in over 90 markets. Broadridge’s technology enables its clients to meet the requirements of market change such as the T+1 securities settlement cycle and Broadridge’s solutions enable global capital markets firms to access market liquidity, drive more effective market making and efficient front-to-back trade processing.
Broadridge’s Wealth Management business delivers front-to-back technology solutions and other capabilities across the entire wealth management lifecycle and streamlines all aspects of wealth management services, including account management, fee management and client on-boarding. The wealth technology solutions enable full-service, regional and independent broker-dealers and investment advisors to better engage with customers through digital marketing and customer communications tools. Broadridge also integrates data, content and technology to drive new customer acquisition, support holistic and personalized advice and cross-sell opportunities. Broadridge’s advisor solutions help advisors optimize their practice management through customer and account data aggregation and reporting.
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
G. Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventory balances of $32.1 million and $30.5 million, consisting of forms and envelopes used in the mailing of proxy and other materials to our customers, are reflected in Other current assets in the Consolidated Balance Sheets at June 30, 2025 and 2024, respectively.
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
J. Deferred Data Center Costs. Data center costs relate to conversion costs associated with our principal data center systems and applications. Costs directly related to the activities necessary to make the data center usable for its intended purpose are deferred and amortized over the life of the contract on a straight-line basis commencing on the date the data center has achieved full functionality. These deferred costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2025 and 2024, respectively. Refer to Note 12, “Other Non-Current Assets” for a further description of the Company’s Deferred data center costs.

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
Pursuant to provisions under the Inflation Reduction Act, the Company purchased transferable federal tax credits during fiscal year 2025. Such federal tax credits were purchased at negotiated discounts, resulting in an income tax benefit recorded during the year ended June 30, 2025. Purchased tax credits that will offset the current income tax liability are recorded as an adjustment to income taxes payable or refundable. The cash payments made for income taxes as disclosed on the Consolidated Statement of Cash Flows include amounts paid to third parties for the purchase of tax credits.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for Broadridge beginning with the fiscal year ending June 30, 2026. We are evaluating the future impact of these tax law changes on our financial statements.
Refer to Note 18, “Income Taxes” for a further description of the Company’s income taxes.
S. Concentration of Risk. The majority of our clients operate in the financial services industry. Our largest single client in each of our fiscal years 2025, 2024 and 2023 accounted for approximately 7%, 8%, and 7% of our consolidated revenues.
T. New Accounting Pronouncements.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU No. 2023-07”), which requires an entity to improve its disclosures related to reportable segments and provide additional, more detailed information about a reportable segment’s expenses. ASU No. 2023-07 was effective for the Company in the fourth quarter of fiscal year 2025. The amendments in this ASU were applied on a retrospective basis to all prior periods presented in the financial statements. The adoption of ASU No. 2023-07 impacted disclosures only. Refer to Note 21, “Financial Data by Segment”.
Recently Issued Accounting Pronouncements

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
In December 2023, the FASB issued ASU 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” (“ASU 2023-08”), which addresses the accounting and disclosure requirements for certain crypto assets. ASU 2023-08 requires entities to measure crypto assets that meet specific criteria at fair value, with changes recognized in net income each reporting period. ASU 2023-08 is effective for the Company in the first quarter of fiscal year 2026. The Company is currently assessing the impact that the adoption of ASU 2023-08 will have on the Company’s Consolidated Financial Statements.
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

	Years ended June 30,
	2025	2024	2023
	(in millions)
Investor Communication Solutions
Regulatory	$1,280.6	$1,195.6	$1,141.4
Data-driven fund solutions	459.2	435.2	404.3
Issuer	273.2	259.8	242.6
Customer communications	718.8	683.1	673.1
Total ICS Recurring revenues	2,731.8	2,573.6	2,461.4

Equity and other	115.5	151.0	116.5
Mutual funds	203.8	134.2	94.5
Total ICS Event-driven revenues	319.3	285.2	211.0

Distribution revenues	2,062.0	1,999.0	1,863.1

Total ICS Revenues	$5,113.0	$4,857.9	$4,535.6

Global Technology and Operations
Capital markets	$1,115.3	$1,049.2	$965.2
Wealth and investment management	660.8	599.7	560.1
Total GTO Recurring revenues	1,776.1	1,648.9	1,525.2

Total Revenues	$6,889.1	$6,506.8	$6,060.9

Revenues by Type
Recurring revenues	$4,507.9	$4,222.6	$3,986.7
Event-driven revenues	319.3	285.2	211.0
Distribution revenues	2,062.0	1,999.0	1,863.1
Total Revenues	$6,889.1	$6,506.8	$6,060.9
Contract Balances
The following table provides information about contract assets and liabilities:

	June 30, 2025	June 30, 2024	June 30, 2023
	(in millions)
Contract assets	$137.5	$125.3	$109.1
Contract liabilities	$678.3	$696.6	$692.6
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

During the fiscal year ended June 30, 2025, contract assets increased primarily due to a difference between the timing of billing and the revenue recognition of software term license revenues, while contract liabilities decreased due to the timing of client invoices in relation to the timing of revenue recognized. During the fiscal year ended June 30, 2024, contract assets increased primarily due to a increase in software term license revenues and contract liabilities increased primarily due to the timing of client invoices in relation to the timing of revenue recognized. The Company recognized $288.4 million of revenue during the fiscal year ended June 30, 2025 that was included in the contract liability balance as of June 30, 2024. The Company recognized $249.4 million of revenue during the fiscal year ended June 30, 2024 that was included in the contract liability balance as of June 30, 2023. The Company recognized $236.5 million of revenue during fiscal year ended June 30, 2023 that was included in the contract liability balance as of June 30, 2022.
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
As of June 30, 2025, 2024 and 2023, the computation of diluted EPS excluded 0.5 million, 0.3 million and 1.2 million options and restricted stock units to purchase Broadridge common stock, respectively, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Years ended June 30,
	2025	2024	2023
	(in millions)
Weighted-average shares outstanding:
Basic	117.1	117.7	117.7
Common stock equivalents	1.2	1.4	1.3
Diluted	118.3	119.1	119.0
NOTE 5.    INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Years ended June 30,
	2025	2024	2023
	(in millions)
Interest expense on borrowings	$(135.8)	$(150.2)	$(143.7)
Interest income	13.1	12.1	8.2
Interest expense, net	$(122.7)	$(138.1)	$(135.5)
NOTE 6.     ACQUISITIONS
Assets acquired and liabilities assumed in business combinations are recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition date based upon the estimated fair values at such date. The results of operations of the businesses acquired by the Company are included in the Company’s Consolidated Statements of Earnings since the respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed is allocated to Goodwill. Pro forma information for these acquired businesses is not provided because they did not have a material effect, individually or in the aggregate, on the Company’s consolidated results of operations.

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
During the fiscal year ended June 30, 2023, there were no material acquisitions.
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
The following tables set forth the Company’s financial assets and liabilities at June 30, 2025 and 2024, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.7	$—	$—	$0.7
Other non-current assets:
Securities (a)	195.2	—	—	195.2
Derivative asset	—	—	—	—
Total assets as of June 30, 2025	$195.9	$—	$—	$195.9
Liabilities:
Derivative liability	$—	$24.6	$—	$24.6
Contingent consideration obligations	—	—	14.0	14.0
Total liabilities as of June 30, 2025	$—	$24.6	$14.0	$38.6

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.8	$—	$—	$0.8
Other non-current assets:
Securities (a)	170.6	—	—	170.6
Derivative asset	—	59.9	—	59.9
Total assets as of June 30, 2024	$171.4	$59.9	$—	$231.3
Liabilities:
Contingent consideration obligations	$—	$—	$14.0	$14.0
Total liabilities as of June 30, 2024	$—	$—	$14.0	$14.0
_________
(a) Includes investments related to the Company’s Defined Benefit Pension Plans and Executive Retirement and Savings Plan (the “ERSP”).
In addition, the Company has non-marketable securities with a carrying amount of $60.5 million as of June 30, 2025 and $58.3 million as of June 30, 2024 that are classified as Level 2 financial assets and included as part of Other non-current assets on the Consolidated Balance Sheets.

The following table sets forth an analysis of changes during fiscal years 2025 and 2024 in Level 3 financial liabilities of the Company:

	June 30,
	2025	2024
	(in millions)
Beginning balance	$14.0	$12.0
Additional contingent consideration incurred	—	14.0
Net decrease in contingent consideration liability	—	(6.7)
Foreign currency impact on contingent consideration liability	—	(0.1)
Payments	—	(5.2)
Ending balance	$14.0	$14.0
The Company did not incur any Level 3 fair value asset impairments during fiscal year 2025 or fiscal year 2024. Changes in economic conditions or model based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year.
NOTE 8.    LEASES
The Company’s leases consist primarily of real estate leases in locations where the Company maintains operations, and are classified as operating leases.
The Company evaluates each lease and service arrangement at inception to determine if the arrangement is, or contains, a lease. A lease exists if the Company obtains substantially all of the economic benefits of and has the right to control the use of an asset for a period of time. The lease term begins on the commencement date, which is the date the Company takes possession of the leased property and also classifies the lease as either operating or finance, and may include options to extend or terminate the lease if exercise of the option to extend or terminate the lease is considered to be reasonably certain. The Company’s options to extend or terminate a lease generally do not exceed five years. The lease term is used both to determine lease classification as an operating or finance lease and to calculate straight-line lease expense for operating leases. The weighted average remaining operating lease term as of June 30, 2025 was 6.5 years.
ROU assets represent the Company’s right to use an underlying asset for the lease term while lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. ROU assets also include prepaid lease payments and exclude lease incentives received. Certain leases require the Company to pay taxes, insurance, maintenance, and/or other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature (e.g. based on actual costs incurred). These variable lease costs are recognized as a variable lease expense when incurred. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to measure the lease liability and the associated ROU asset at commencement date. The incremental borrowing rate was determined based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate. The weighted average discount rate used in measurement of the Company’s operating lease liabilities as of June 30, 2025 was 3.2%.

Supplemental Balance Sheet Information

	June 30,
	2025	2024
	(in millions)
Assets:
Operating lease ROU assets (a)	$176.1	$186.2

Liabilities:
Operating lease liabilities (a) - Current	$37.2	$38.0
Operating lease liabilities (a) - Non-current	169.5	183.8
Total Operating lease liabilities	$206.7	$221.9
_________
(a)Operating lease assets are included within Other non-current assets, and operating lease liabilities are included within Payables and accrued expenses (current portion) and Other non-current liabilities (non-current portion) in the Company’s Consolidated Balance Sheets as of June 30, 2025 and 2024, respectively.

Components of Lease Cost (a)

	Years ended June 30,
	2025	2024
	(in millions)
Operating lease cost	$41.3	$39.9
Variable lease cost	$28.3	$29.0
_________
(a)Lease cost is included within Cost of revenues and Selling, general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s Consolidated Statements of Earnings.

Supplemental Cash Flow Information

	Years ended June 30,
	2025	2024
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$37.3	$35.9
ROU assets obtained in exchange for operating lease liabilities	$28.3	$21.8

Maturity of Lease Liabilities under ASC 842 (Leases)
Future rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows at June 30, 2025:

Operating Leases
Years Ending June 30,	(in millions)
2026	$42.7
2027	43.5
2028	37.5
2029	30.4
2030	19.3
Thereafter	59.3
Total lease payments	232.7
Less: Discount Amount	26.0
Present value of operating lease liabilities	$206.7
NOTE 9.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment at cost and Accumulated depreciation at June 30, 2025 and 2024 are as follows:

	June 30,
	2025	2024
	(in millions)
Property, plant and equipment:
Land and buildings	$2.5	$2.5
Equipment	440.1	383.4
Furniture, leaseholds and other	216.7	220.7
	659.2	606.6
Less: Accumulated depreciation	(489.1)	(444.4)
Property, plant and equipment, net	$170.1	$162.2
In fiscal years 2025 and 2024, Property, plant and equipment and Accumulated depreciation were each reduced by $1.1 million and $3.7 million, respectively, for asset retirements related to fully depreciated property, plant and equipment no longer in use.
Depreciation expense for Property, plant and equipment for the years ended June 30, 2025, 2024 and 2023 was as follows:

	Years ended June 30,
	2025	2024	2023
	(in millions)
Depreciation expense for Property, plant and equipment	$43.6	$40.6	$41.2

NOTE 10.    GOODWILL AND INTANGIBLE ASSETS, NET
Changes in Goodwill for the fiscal years ended June 30, 2025 and 2024 are as follows:

	Investor Communication Solutions	Global Technology and Operations	Total
	(in millions)
Goodwill, gross, at June 30, 2023	$1,042.8	$2,418.8	$3,461.6
Additions	41.8	—	41.8
Foreign currency translation and other	(0.3)	(33.7)	(34.0)
Fair value adjustments (a)	—	—	—
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2024	$1,084.3	$2,385.1	$3,469.4

Goodwill, gross, at June 30, 2024	$1,084.3	$2,385.1	$3,469.4
Additions	6.2	38.3	44.5
Foreign currency translation and other	3.4	95.5	98.9
Fair value adjustments (a)	(3.2)	—	(3.2)
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2025	$1,090.7	$2,518.9	$3,609.6
_________
(a) Fair value adjustments includes adjustments to goodwill as part of finalization of the purchase price allocations.
Additions for the fiscal year ended June 30, 2025 include $38.3 million for the acquisition of SIS.
Additions for the fiscal year ended June 30, 2024 include $38.6 million for the acquisition of AdvisorTarget.
During fiscal years 2025, 2024 and 2023, the Company performed the required impairment tests of Goodwill and determined that there was no impairment. The Company also performs a sensitivity analysis under Step 1 of the goodwill impairment test assuming hypothetical reductions in the fair values of the reporting units. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates, which are the most significant estimates used in our calculations of the fair values of the reporting units, would not result in an impairment of our goodwill.
Intangible assets at cost and accumulated amortization at June 30, 2025 and 2024 are as follows:

	June 30,
	2025			2024
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
	(in millions)
Software licenses	$250.7	$(178.3)	$72.4	$233.9	$(168.5)	$65.3
Acquired software technology	376.5	(209.4)	167.1	295.0	(215.3)	79.7
Customer contracts and lists	1,129.8	(802.5)	327.4	1,140.4	(698.0)	442.4
Acquired intellectual property	136.6	(136.6)	—	136.6	(136.6)	—
Internal use software	853.1	(142.5)	710.6	823.1	(103.3)	719.8
Other intangibles	20.2	(20.2)	—	20.2	(20.2)	0.1
	$2,766.9	$(1,489.5)	$1,277.4	$2,649.2	$(1,342.0)	$1,307.2
All of the intangible assets have finite lives and as such, are subject to amortization.

The weighted-average remaining useful life of the intangible assets is as follows:

Weighted-Average Remaining Useful Life (Years)
Acquired software technology	7.3
Software licenses	3.7
Customer contracts and lists	2.9
Internal use software	16.3
Other intangibles	0.0
Total weighted-average remaining useful life	11.0
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
Amortization of intangibles for the years ended June 30, 2025, 2024 and 2023 was as follows:

	Years ended June 30,
	2025	2024	2023
	(in millions)
Amortization expense for intangible assets	$283.8	$279.5	$257.6
Estimated remaining amortization expenses of the Company’s existing intangible assets for the next five fiscal years and thereafter are as follows:

Years Ending June 30,	(in millions)
2026	$272.8
2027	192.2
2028	170.0
2029	79.8
2030	64.5
Thereafter	498.2
Total	$1,277.4
NOTE 11.    DEFERRED CLIENT CONVERSION AND START-UP COSTS
Deferred client conversion and start-up costs consisted of the following:

	June 30,
	2025	2024
	(in millions)
Deferred client conversion and start-up costs	$837.5	$884.5
Other start-up costs	5.4	7.6
Total	$842.9	$892.1
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

Deferred client conversion and start-up costs of $842.9 million as of June 30, 2025 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $837.5 million, as well as other start-up costs of $5.4 million. Deferred client conversion and start-up costs of $892.1 million as of June 30, 2024 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $884.5 million, as well as other start-up costs of $7.6 million.
The total amount of deferred client conversion and start-up costs and deferred sales commission costs amortized in Operating expenses for the fiscal year ended June 30, 2025 and 2024 was $148.8 million and $132.9 million, respectively.
NOTE 12.    OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	June 30,
	2025	2024
	(in millions)
Long-term investments	$299.2	$271.1
ROU assets (a)	176.1	186.2
Contract assets (b)	137.5	125.3
Deferred sales commissions costs	131.7	131.2
Long-term broker fees	24.3	34.9
Deferred data center costs (c)	8.3	11.8
Other (d)	50.9	110.1
Total	$827.9	$870.6
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
(d) Includes $59.9 million derivative assets as of June 30, 2024 related to the Company’s cross-currency swap derivative contracts. The derivative was in a liability position as of June 30, 2025 and was included within Other non-current liabilities. Refer to Note 15, “Other Non-Current Liabilities” for details. Please refer to Note 19, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.

NOTE 13.    PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	June 30,
	2025	2024
	(in millions)
Accounts payable	$220.3	$314.0
Employee compensation and benefits	372.8	354.4
Accrued broker fees	137.0	126.3
Accrued dividend payable	103.1	93.4
Customer deposits	84.4	52.7
Accrued taxes	60.1	112.5
Business process outsourcing administration fees	52.6	59.9
Operating lease liabilities	37.2	38.0
Other	45.4	43.3
Total	$1,112.8	$1,194.4
Restructuring Charges
The total Employee compensation and benefits liability within the table above of $372.8 million and $354.4 million, respectively, includes a restructuring liability of $22.7 million and $38.9 million as of June 30, 2025 and 2024, respectively.
During the fourth quarter of fiscal year 2024, Broadridge completed a corporate restructuring initiative to exit and realign some of its businesses, streamline the Company’s management structure, reallocate work to lower cost locations, and reduce headcount in deprioritized areas (the “Corporate Restructuring Initiative”), which was initiated in the fourth quarter of fiscal year 2023. For fiscal years 2024, this restructuring resulted in total severance costs of $45.2 million recorded in Operating expenses. These costs were not reflected in segment profit and are recorded within Corporate and Other.

NOTE 14.    BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at June 30, 2025	Carrying value at June 30, 2025	Carrying value at June 30, 2024	Unused Available Capacity	Fair Value at June 30, 2025
			(in millions)
Current portion of long-term debt
Fiscal 2016 Senior Notes (a)	June 2026	$500.0	$499.3	$—	$—	$494.1
Total		$500.0	$499.3	$—	$—	$494.1

Long-term debt, excluding current portion
Fiscal 2025 Revolving Credit Facility:
U.S. dollar tranche	December 2029	$—	$—	$—	$1,000.0	$—
Multicurrency tranche	December 2029	133.5	133.5	—	366.5	133.5
Total Revolving Credit Facility		$133.5	$133.5	$—	$1,366.5	$133.5

Fiscal 2024 Amended Term Loan	August 2026	$880.0	$879.1	$1,117.9	$—	$880.0

Fiscal 2016 Senior Notes (a)	June 2026	$—	$—	$498.7	$—	$—
Fiscal 2020 Senior Notes	December 2029	750.0	746.0	745.1	—	702.8
Fiscal 2021 Senior Notes	May 2031	1,000.0	994.4	993.4	—	891.4
Total Senior Notes		$1,750.0	$1,740.3	$2,237.2	$—	$1,594.2

Total long-term debt		$2,763.5	$2,753.0	$3,355.1	$1,366.5	$2,607.7

Total debt		$3,263.5	$3,252.3	$3,355.1	$1,366.5	$3,101.8
_________
(a) The Fiscal 2016 Senior Notes were reclassified from Long-term debt to Current portion of long-term debt in the fourth quarter of fiscal year 2025 to reflect the remaining maturity of less than one year.
Future principal payments on the Company’s outstanding debt are as follows (in millions):

	2026	2027	2028	2029	2030	Thereafter	Total
Years ending June 30,	$500.0	$880.0	$—	$—	$883.5	$1,000.0	$3,263.5
Fiscal 2025 Revolving Credit Facility: In December 2024, the Company entered into an amended and restated $1.5 billion five-year revolving credit facility (the “Fiscal 2025 Revolving Credit Facility”), which replaced the $1.5 billion five-year revolving credit facility entered during April 2021 (the “Fiscal 2021 Revolving Credit Facility) (together the “Revolving Credit Facilities”). The Fiscal 2025 Revolving Credit Facility is comprised of a $1.0 billion U.S. dollar tranche and a $500.0 million multicurrency tranche.
The weighted-average interest rate on the Revolving Credit Facilities was 5.49%, 6.50% and 4.95% for the fiscal years ended June 30, 2025, 2024 and 2023, respectively. The fair value of the variable-rate Fiscal 2025 Revolving Credit Facility borrowings at June 30, 2025 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

Under the Fiscal 2025 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Sterling, Swedish Kronor and Yen bears interest at Adjusted Term SOFR, Adjusted Term CORRA, EURIBOR, TIBOR, SONIA and STIBOR, respectively, plus 1.000% (subject to multiple step-ups to 1.250% and multiple step-downs to 0.785%, in each case based on ratings). The Fiscal 2025 Revolving Credit Facility also has a facility fee of 0.125% per annum (subject to multiple step-ups to 0.25% per annum and multiple step-downs to 0.090% per annum, in each case, based on ratings). The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2025 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2025 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At June 30, 2025, the Company is in compliance with all covenants of the Fiscal 2025 Revolving Credit Facility.
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
The Company may voluntarily prepay the Fiscal 2024 Amended Term Loan in whole or in part and without premium or penalty. In the event of receipt of cash proceeds by the Company or its subsidiaries from certain incurrences of indebtedness, certain equity issuances, and certain sales, transfers or other dispositions of assets, the Company will be required to prepay the Fiscal 2024 Term Loan, subject to certain limitations and qualifications as set forth in the Amended and Restated Term Credit Agreement. The Amended and Restated Term Credit Agreement is subject to certain covenants, including a leverage ratio. At June 30, 2025, the Company is in compliance with all covenants of the Fiscal 2024 Amended Term Loan.
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2025, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at June 30, 2025 and June 30, 2024 was $494.1 million and $480.4 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2025, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at June 30, 2025 and June 30, 2024 was $702.8 million and $667.7 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2021 Senior Notes: In May 2021, the Company completed an offering of $1.0 billion in aggregate principal amount of senior notes (the “Fiscal 2021 Senior Notes”). The Fiscal 2021 Senior Notes will mature on May 1, 2031 and bear interest at a rate of 2.60% per annum. Interest on the Fiscal 2021 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Fiscal 2021 Senior Notes were issued at a price of 99.957% (effective yield to maturity of 2.605%). The indenture governing the Fiscal 2021 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2025, the Company is in compliance with the covenants of the indenture governing the Fiscal 2021 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2021 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2021 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2021 Senior Notes at June 30, 2025 and June 30, 2024 was $891.4 million and $843.5 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2025 Revolving Credit Facility, Fiscal 2024 Amended Term Loan, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of June 30, 2025 and 2024, respectively, there were no outstanding borrowings under these lines of credit.

NOTE 15. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	June 30,
	2025	2024
	(in millions)
Operating lease liabilities	$169.5	$183.8
Post-employment retirement obligations	238.0	214.8
Non-current income taxes	74.6	59.0
Acquisition related contingencies	14.0	15.0
Other (a)	89.3	78.3
Total	$585.5	$550.9
(a) Includes $24.6 million derivative liability as of June 30, 2025 related to the Company’s cross-currency swap derivative contracts. The derivative was in an asset position as of June 30, 2024 and was included within Other non-current assets. Please refer to Note 12, “Other Non-Current Assets” for details. Please refer to Note 19, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.
The Company sponsors a Supplemental Officer Retirement Plan (the “SORP”). The SORP is a non-qualified ERISA defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. The SORP was closed to new participants beginning in fiscal year 2015. The Company also sponsors a Supplemental Executive Retirement Plan (the “SERP”). The SERP is also a non-qualified ERISA defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key executives upon retirement based upon the executives’ years of service and compensation. The SERP was closed to new participants beginning in fiscal year 2015.
The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The SORP and SERP are non-qualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $66.4 million at June 30, 2025 and $61.8 million at June 30, 2024 and are included in Other non-current assets in the accompanying Consolidated Balance Sheets. The SORP and the SERP had a total benefit obligation of $62.6 million at June 30, 2025 and $61.6 million at June 30, 2024 and are included in Other non-current liabilities in the accompanying Consolidated Balance Sheets.
NOTE 16.    STOCK-BASED COMPENSATION
Incentive Equity Awards. The Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (the “2007 Plan”) and 2018 Omnibus Award Plan (the “2018 Plan”) provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock awards, stock bonuses and performance compensation awards to employees, non-employee directors, and other key individuals who perform services for the Company. The 2018 Plan was approved by shareholders in November 2018 and replaced the 2007 Plan. As of June 30, 2025, there were 5.6 million shares available for future issuance under the 2018 Plan. The accounting for stock-based compensation requires the measurement of stock-based compensation expense to be recognized in the Consolidated Statements of Earnings based on the fair value of the award on the date of grant. In accordance with the 2007 Plan and 2018 Plan, the Company’s stock-based compensation consists of the following:
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
The activity related to the Company’s incentive equity awards for the fiscal years ended June 30, 2025, 2024 and 2023 consisted of the following:

	Stock Options		Time-based RSUs		Performance-based RSUs
	Number of Options	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balances at June 30, 2022	2,706,685	$102.34	750,852	$135.94	210,281	$148.59
Granted	577,046	144.34	393,541	139.36	110,624	139.00
Exercised (a)	(565,470)	76.38	—	—	—	—
Vesting of RSUs (b)	—	—	(333,625)	134.02	(108,475)	130.18
Expired/forfeited	(21,456)	141.35	(79,441)	144.18	(10,725)	144.91
Balances at June 30, 2023	2,696,805	$116.46	731,327	$137.76	201,705	$153.42
Granted	338,301	197.04	299,368	173.18	92,905	168.95
Exercised (a)	(732,491)	98.34	—	—	—	—
Vesting of RSUs (b)	—	—	(294,088)	152.47	(85,914)	158.22
Expired/forfeited	(121,994)	158.93	(53,923)	152.23	(46,891)	145.22
Balances at June 30, 2024	2,180,621	$132.68	682,684	$146.05	161,805	$152.21
Granted	322,641	238.93	278,262	207.22	107,142	203.13
Exercised (a)	(579,863)	107.62	—	—	—	—
Vesting of RSUs (b)	—	—	(321,759)	135.08	(79,046)	137.47
Expired/forfeited	(6,071)	186.33	(48,584)	173.56	(10,788)	143.51
Balances at June 30, 2025 (c)	1,917,328	$157.97	590,603	$178.58	179,113	$189.69
 _________
(a)Stock options exercised during the fiscal years ended June 30, 2025, 2024 and 2023 had intrinsic values of $69.0 million, $66.7 million and $51.2 million, respectively.
(b)Time-based RSUs that vested during the fiscal years ended June 30, 2025, 2024 and 2023 had a total fair value of $77.2 million, $59.0 million and $49.6 million, respectively. Performance-based RSUs that vested during the fiscal years ended June 30, 2025, 2024 and 2023 had a total fair value of $19.2 million, $17.2 million and $15.9 million, respectively.
(c)As of June 30, 2025, the Company’s outstanding stock options using the fiscal year-end share price of $243.03 had an aggregate intrinsic value of $163.1 million. As of June 30, 2025, the Company’s outstanding “in the money” vested stock options using the fiscal year-end share price of $243.03 had an aggregate intrinsic value of $123.9 million. As of June 30, 2025, time-based RSUs and performance-based RSUs expected to vest using the fiscal year-end share price of $243.03 had an aggregate intrinsic value of $134.2 million and $40.4 million, respectively. Performance-based RSUs granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.

The tables below summarize information regarding the Company’s outstanding and exercisable stock options as of June 30, 2025:

	Outstanding Options
	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions) (a)
Range of Exercise Prices
$50.01 to $65.00	9,506	1.38	$64.89
$65.01 to $80.00	5,129	1.62	$67.32
$80.01 to $95.00	177,950	2.52	$93.64
$95.01 to $110.00	133,564	3.48	$99.08
$110.01 to $125.00	170,860	4.43	$117.53
$125.01 to $140.00	23,205	6.66	$133.74
$140.01 to $155.00	769,864	6.67	$145.68
$155.01 to $185.00	39,020	7.15	$174.83
$185.01 to $200.00	239,902	8.46	$198.30
$200.01 to $215.00	26,497	8.88	$203.30
$215.01 to $230.00	32,136	9.36	$224.23
$230.01 to $243.03	289,695	9.60	$240.55
	1,917,328	6.58	$157.97	$163.1

	Exercisable Options
Range of Exercise Prices	Options Exercisable	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions) (a)
$50.01 to $65.00	9,506	1.38	$64.89
$65.01 to $80.00	5,129	1.62	$67.32
$80.01 to $95.00	177,950	2.52	$93.64
$95.01 to $110.00	133,564	3.48	$99.08
$110.01 to $125.00	170,860	4.43	$117.53
$125.01 to $140.00	23,205	6.66	$133.74
$140.01 to $155.00	473,918	6.31	$146.16
$155.01 to $185.00	35,636	7.04	$174.63
$185.01 to $200.00	58,938	8.25	$198.30
$200.01 to $215.00	6,623	8.88	$203.30
$215.01 to $230.00	15,375	9.37	$227.56
$230.01 to $243.03	1,185	9.60	$240.59
	1,111,889	5.20	$131.63	$123.9
_________
(a) Calculated using the closing stock price on the last trading day of fiscal year 2025 of $243.03, less the option exercise price, multiplied by the number of instruments.
Stock-based compensation expense of $73.4 million, $70.6 million, and $73.1 million was recognized in the Consolidated Statements of Earnings for the fiscal years ended June 30, 2025, 2024 and 2023, respectively, as well as related tax benefits of $12.5 million, $13.7 million, and $13.1 million, respectively.
As of June 30, 2025, the total remaining unrecognized compensation cost related to non-vested stock options and RSU awards amounted to $20.2 million and $68.1 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.6 years and 1.9 years, respectively.

The Company may reissue treasury stock to satisfy stock option exercises and issuances under the Company’s RSU awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs. The Company repurchased 0.4 million shares in fiscal year 2025 under our share repurchase program as compared to 2.3 million shares repurchased in fiscal year 2024 under our share repurchase program, which excludes shares withheld by the Company to cover payroll taxes on the vesting of RSU awards, which are also accounted for as treasury stock. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.
The following table presents the assumptions used to determine the fair values of the stock option grants using the Binomial options pricing model during the fiscal years ended June 30, 2025, 2024 and 2023:

	Years ended June 30,
	2025	2024	2023
Graded Vesting
Risk-free interest rate	4.4%	4.3%	4.0%
Dividend yield	1.5%	1.7%	2.0%
Weighted-average volatility factor	23.9%	23.7%	25.8%
Weighted-average expected life (in years)	5.5	5.5	5.5
Weighted-average fair value (in dollars)	$62.15	$49.31	$35.43
NOTE 17.    EMPLOYEE BENEFIT PLANS
A. Defined Contribution Savings Plans. The Company sponsors a 401(k) savings plan covering eligible U.S. employees of the Company. This plan provides a base contribution plus Company matching contributions on a portion of employee contributions.
The ERSP was adopted effective January 1, 2015 for those executives who are not participants in the SORP or SERP. The ERSP is a defined contribution plan that allows eligible full-time U.S. employees to defer compensation until a later date and the Company will match a portion of the deferred compensation above the qualified defined contribution compensation and deferral limitations.
The costs recorded by the Company for these plans were:

	Years ended June 30,
	2025	2024	2023
	(in millions)
401(k) savings plan	$50.0	$47.2	$54.0
ERSP	3.4	3.7	4.1
Total	$53.4	$50.9	$58.1
B. Defined Benefit Pension Plans. The Company sponsors the SORP. The SORP is a nonqualified ERISA defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. The SORP was closed to new participants beginning in fiscal year 2015. The Company also sponsors the SERP. The SERP is also a nonqualified ERISA defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key executives upon retirement based upon the executives’ years of service and compensation. The SERP was closed to new participants beginning in fiscal year 2015.
The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The SORP and SERP are nonqualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $66.4 million at June 30, 2025 and $61.8 million at June 30, 2024 and are included in Other non-current assets in the accompanying Consolidated Balance Sheets.

The amounts charged to expense by the Company for these plans were:

	Years ended June 30,
	2025	2024	2023
	(in millions)
SORP	$3.5	$3.5	$3.4
SERP	0.3	0.3	0.4
Total	$3.8	$3.7	$3.8
The benefit obligation to the Company under these plans at June 30, 2025, 2024 and 2023 was:

	Years ended June 30,
	2025	2024	2023
	(in millions)
SORP	$57.6	$56.4	$53.4
SERP	5.0	5.2	5.2
Total	$62.6	$61.6	$58.6
C. Other Post-retirement Benefit Plan. The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The plan is currently unfunded.
The amounts charged to expense by the Company for this plan were:

	Years ended June 30,
	2025	2024	2023
	(in millions)
Executive Retiree Health Insurance Plan	$0.8	$0.6	$0.3
The benefit obligation to the Company under this plan at June 30, 2025, 2024 and 2023 was:

	Years ended June 30,
	2025	2024	2023
	(in millions)
Executive Retiree Health Insurance Plan	$4.7	$5.4	$4.7
D. Other Post-employment Benefit Obligations. The Company sponsors certain non-U.S. benefits-related plans covering certain eligible international employees who are eligible under the terms of their employment in their respective countries. These plans are generally unfunded.
The amounts charged to expense by the Company for these plans were in fiscal years 2025, 2024 and 2023 was:

	Years ended June 30,
	2025	2024	2023
	(in millions)
Other Non-U.S. Benefits-Related Plans	$4.8	$2.8	$1.8

The benefit obligation to the Company under these plans at June 30, 2025, 2024 and 2023 was:

	Years ended June 30,
	2025	2024	2023
	(in millions)
Other Non-U.S. Benefits-Related Plans	$16.3	$12.4	$10.4
NOTE 18.    INCOME TAXES
Earnings before income taxes shown below are based on the geographic location to which such earnings are attributable.

	Years Ended June 30,
	2025	2024	2023
	(in millions)
Earnings before income taxes:
U.S.	$903.6	$716.1	$710.6
Foreign	155.1	161.3	84.2
Total	$1,058.7	$877.4	$794.9

The Provision for income taxes consists of the following components:

	Years Ended June 30,
	2025	2024	2023
	(in millions)
Current:
U.S. Federal	$148.8	$205.8	$143.2
Foreign	45.3	63.9	45.4
U.S. State	30.3	29.4	26.5
Total current	224.4	299.0	215.1
Deferred:
U.S. Federal	10.3	(89.4)	(23.7)
Foreign	(15.1)	(25.6)	(29.3)
U.S. State	(0.4)	(4.7)	2.2
Total deferred	(5.2)	(119.7)	(50.8)
Total Provision for income taxes	$219.2	$179.3	$164.3

	Years Ended June 30,
	2025	%	2024	%	2023	%
	(in millions)
Provision for income taxes at U.S. statutory rate	$222.3	21.0	$184.2	21.0	$166.9	21.0
Increase (decrease) in Provision for income taxes from:
State taxes, net of federal tax	24.9	2.4	20.5	2.3	23.7	3.0
Foreign rate differential	2.3	0.2	5.8	0.7	2.7	0.3
Valuation allowances	0.3	—	0.5	0.1	(0.3)	—
Stock-based compensation - excess tax benefits (“ETB”)	(20.5)	(1.9)	(12.9)	(1.5)	(10.4)	(1.3)
Tax Credits and Foreign-Derived Intangible Income Deduction (“FDII”)	(10.4)	(1.0)	(21.2)	(2.4)	(20.2)	(2.5)
Other	0.4	—	2.2	0.3	1.9	0.2
Total Provision for income taxes	$219.2	20.7	$179.3	20.4	$164.3	20.7

The Provision for income taxes and effective tax rates for the fiscal year ended June 30, 2025 were $219.2 million and 20.7%, compared to $179.3 million and 20.4%, for the fiscal year ended June 30, 2024, respectively. The increase in the effective tax rate for the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024 was primarily driven by an increase in pre-tax income and lower tax benefits from statutory tax incentives, which was partially offset by an increase in discrete tax benefits. The increase in discrete tax benefits was primarily attributable to an increase in the ETB.
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
As of June 30, 2025, the Company had approximately $826.3 million of accumulated earnings and profits attributable to foreign subsidiaries. The Company considers $726.3 million of accumulated earnings attributable to foreign subsidiaries to be permanently reinvested outside the U.S. and has not determined the cost to repatriate such earnings since it is not practicable to calculate the amount of income taxes payable in the event all such foreign earnings are repatriated. The Company does not consider the remaining $100.0 million of accumulated earnings to be permanently reinvested outside the U.S. The Company has accrued approximately $8.0 million of foreign income and withholding taxes, state income taxes, and tax on exchange gain attributable to such earnings.
In December 2021, the Organization for Economic Co-operation and Development (“OECD”) adopted model rules for a global framework to impose a 15% global minimum tax referred to as Pillar Two effective for tax years beginning after January 1, 2024. The OECD continues to issue additional guidance on the operation of the model rules. While the United States has not enacted Pillar Two, certain countries in which we operate have adopted their own version of the Pillar Two model rules. Management continues to monitor additional guidance from the OECD and countries which are implementing Pillar Two. Based on current guidance, we believe that our net income, cash flows, or financial condition will not be materially impacted by Pillar Two.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2025 and 2024 were as follows:

	June 30,
	2025	2024
	(in millions)
Classification:
Long-term deferred tax assets (included in Other non-current assets)	$26.8	$23.8
Long-term deferred tax liabilities	(261.0)	(277.3)
Net deferred tax liabilities	$(234.2)	$(253.5)
Components:
Deferred tax assets:
Accrued expenses not currently deductible	$14.9	$21.4
Compensation and benefits not currently deductible	91.5	86.5
Net operating losses	24.6	23.1
Tax credits	7.3	6.0
Research and development expenses	139.0	162.1
Deferred revenue	70.5	85.6
Cross Currency Swap and Treasury-Locks	7.7	—
Other	3.4	4.3
Total deferred tax assets	358.8	388.9
Less: Valuation allowances	(11.2)	(10.8)
Deferred tax assets, net	347.6	378.1
Deferred tax liabilities:
Goodwill and identifiable intangibles	174.5	186.4
Depreciation	5.5	11.9
Deferred expenses	376.6	390.6
Unremitted earnings	8.0	10.4
Cross Currency Swap and Treasury-Locks	—	13.1
Other	17.3	19.1
Deferred tax liabilities	581.9	631.6
Net deferred tax liabilities	$(234.2)	$(253.5)
The Company has estimated foreign net operating loss carryforwards of approximately $48.7 million as of June 30, 2025 of which $6.9 million are subject to expiration in the June 30, 2035 through June 30, 2043 period, and of which $41.7 million has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $25.0 million of which $9.3 million are subject to expiration in the June 30, 2026 through June 30, 2037 period with the balance of $15.7 million having an indefinite utilization period.
Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $11.2 million and $10.8 million at June 30, 2025 and 2024, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income require significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.
In the next twelve months, the Company does not expect a material change to its net reserve balance for unrecognized tax benefits.

The following table summarizes the activity related to the Company’s gross unrecognized tax positions:

	Fiscal Year Ended June 30,
	2025	2024	2023
	(in millions)
Beginning balance	$74.7	$68.8	$57.6
Gross increases related to prior period tax positions	23.6	8.0	13.2
Gross decreases related to prior period tax positions	(6.2)	(2.0)	(3.3)
Gross increases related to current period tax positions	7.1	7.5	6.9
Gross decreases related to settlements	(0.4)	(0.4)	(0.3)
Gross decreases due to lapse of the statute of limitations	(6.0)	(7.2)	(5.4)
Ending balance	$92.8	$74.7	$68.8
As of June 30, 2025, 2024 and 2023, the net reserve for unrecognized tax positions recorded by the Company that is included in the preceding table of gross unrecognized tax positions was $82.6 million, $67.3 million, and $62.0 million, respectively, and if reversed in full, would favorably affect the effective tax rate by these amounts, respectively.
During the fiscal year ended June 30, 2025, the Company adjusted accrued interest by $3.5 million and recognized a total liability for interest on unrecognized tax positions of $7.8 million; in the fiscal year ended June 30, 2024, the Company adjusted accrued interest by $0.1 million and recognized a total liability for interest on unrecognized tax positions of $4.2 million; in the fiscal year ended June 30, 2023, the Company adjusted accrued interest by $0.3 million and recognized a total liability for interest on unrecognized tax positions of $4.1 million.
The Company is regularly subject to examination of its income tax returns by U.S. Federal, state and foreign income tax authorities. The tax years that are currently open and could be subject to income tax audits for U.S. federal and most state and local jurisdictions are fiscal years ending June 30, 2021 through June 30, 2025, and for Canadian operations that could be subject to audit in Canada, fiscal years ending June 30, 2021 through June 30, 2025. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements.

NOTE 19.     CONTRACTUAL COMMITMENTS, CONTINGENCIES, AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
The Company is a party to an Amended and Restated IT Services Agreement with Kyndryl, Inc. (“Kyndryl”), an entity formed by IBM’s spin-off of its managed infrastructure services business, under which Kyndryl provides certain aspects of the Company’s information technology infrastructure, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The Amended and Restated IT Services Agreement expires on June 30, 2027, however the Company may renew the agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended and Restated IT Services Agreement at June 30, 2025 are $75.0 million through June 30, 2027, the final year of the Amended and Restated IT Services Agreement.
Broadridge Software Limited, a subsidiary of the Company is party to the SIS Services Agreement with Kyndryl Canada, under which Kyndryl Canada provides infrastructure managed services for the SIS Business. The SIS Services Agreement expires on October 31, 2029. Fixed minimum commitments remaining under the SIS Services Agreement at June 30, 2025 are $137.3 million through October 31, 2029, the final year of the SIS Services Agreement.
The Company is a party to an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which Kyndryl operates, manages and supports the Company’s private cloud global distributed platforms and products, and operates and manages certain Company networks. The Private Cloud Agreement expires on March 31, 2030. Fixed minimum commitments remaining under the Private Cloud Agreement at June 30, 2025 are $85.7 million through March 31, 2030, the final year of the contract.

The following table summarizes the capitalized costs related to data center agreements as of June 30, 2025:

	Amended and Restated IT Services Agreement	Other	Total
	(in millions)
Capitalized costs, beginning balance	$63.0	$7.7	$70.7
Capitalized costs incurred	—	—	—
Impact of foreign currency exchange	—	0.5	0.5
Total capitalized costs, ending balance	63.0	8.1	71.2
Total accumulated amortization	(56.5)	(6.7)	(63.2)
Net Deferred Costs	$6.5	$1.4	$7.9
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at June 30, 2025 are $92.8 million through December 31, 2026.
Investments
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investment in this variable interest entity totaled $30.3 million as of June 30, 2025, which represents the carrying value of the Company's investment.
In addition, as of June 30, 2025, the Company also has a future commitment to fund $26.0 million to one of the Company’s other investees.
Contractual Obligations
The Company has obligations under the Amended IT Services Agreement, the Private Cloud Agreement, the AWS Cloud Agreement, software license agreements including hosted software arrangements, and software and hardware maintenance and support agreements.
The following table summarizes the total expenses related to these agreements:

	Years ended June 30,
	2025	2024	2023
	(in millions)
Data center expenses	$254.8	$223.7	$235.1
Software license agreements	105.8	101.5	90.6
Software/hardware maintenance agreements	68.5	72.4	73.8
Total expenses	$429.0	$397.5	$399.5

The future minimum commitments at June 30, 2025 for the aforementioned Amended IT Services Agreement, the Private Cloud Agreement, the AWS Cloud Agreement, software license agreements including hosted software arrangements, and software and hardware maintenance and support agreements are as follows:

Years Ending June 30,	(in millions)
2026	$224.8
2027	176.8
2028	96.6
2029	55.6
2030	23.9
Thereafter	1.4
Total	$579.2
The future minimum commitments table excludes $54.6 million of other liabilities recorded on the Company’s Consolidated Balance Sheet as of June 30, 2025.
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
Broadridge Customer Communications (“BRCC”) Machine Operator Claim
A law firm representing a machine operator currently employed by BRCC, a business within the ICS segment in Edgewood, New York sought compensation under the Fair Labor Standards Act and New York Labor Law on behalf of the machine operator and a proposed class of machine operators. During the third quarter of the 2024 fiscal year, Broadridge agreed to settle the matter for $9.9 million and provided an incremental accrual of $8.2 million. The settlement has been approved by the court. The payment related to the settlement was made by Broadridge during the fourth fiscal quarter of the 2025 fiscal year, and no further liability remains.
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

In January 2022, the Company executed a series of cross-currency swap derivative contracts with an aggregate notional amount of €880.0 million which are designated as net investment hedges to hedge a portion of its net investment in its subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At June 30, 2025, the Company’s position on the cross-currency swaps was a liability of $24.6 million, and is recorded as part of Other non-current liabilities on the Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. The Company has elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in the Company’s Consolidated Statements of Earnings.
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
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect subsidiary, which is a broker-dealer registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At June 30, 2025, BBPO was in compliance with this net capital requirement.
In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At June 30, 2025, Matrix Trust Company was in compliance with its capital requirements.

NOTE 20.     CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss):

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2022	$(214.1)	$(4.8)	$(7.4)	$(226.3)
Other comprehensive income (loss) before reclassifications	(59.4)	0.1	—	(59.3)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.1	0.8	0.9
Balances at June 30, 2023	$(273.6)	$(4.6)	$(6.5)	$(284.7)
Other comprehensive income (loss) before reclassifications	(46.8)	(1.3)	—	(48.0)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.2	0.8	1.1
Balances at June 30, 2024	$(320.3)	$(5.7)	$(5.7)	$(331.7)
Other comprehensive income (loss) before reclassifications	56.7	0.9	—	57.6
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.4	0.8	1.2
Balances at June 30, 2025	$(263.6)	$(4.4)	$(4.9)	$(272.9)

NOTE 21.    FINANCIAL DATA BY SEGMENT
The Company operates in two reportable segments: Investor Communication Solutions and Global Technology and Operations. See Note 1, “Basis of Presentation” for a further description of the Company’s reportable segments.
The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). The chief operating decision maker utilizes earnings before income taxes, to make decisions on resource allocation, including investment of profits, potential acquisitions, or return of capital. The chief operating decision maker does not review assets and capital expenditures in evaluating the results of the Company’s segments, therefore such information is not presented.

	Investor Communication Solutions (a), (b)	Global Technology and Operations (a), (b)	Total Reportable Segments	Corporate and Other (c)	Total
	(in millions)
Year ended June 30, 2025
Revenues	$5,113.0	$1,776.1	$6,889.1	$—	$6,889.1
Depreciation and amortization	44.7	52.8	97.5	33.2	130.7
Amortization of acquired intangibles	42.9	153.7	196.6	—	196.6
Amortization of other assets	39.4	113.9	153.3	17.5	170.8
Other direct expenses	3,633.2	1,105.6	4,738.8	593.4	5,332.2
Other segment items	298.8	148.7	447.5	(447.5)	—
Earnings (loss) before income taxes	$1,054.0	$201.4	$1,255.4	$(196.7)	$1,058.7

Year ended June 30, 2024
Revenues	$4,857.9	$1,648.9	$6,506.8	$—	$6,506.8
Depreciation and amortization	40.1	49.4	89.5	30.3	119.8
Amortization of acquired intangibles	45.4	154.9	200.3	—	200.3
Amortization of other assets	38.5	102.6	141.1	16.7	157.8
Other direct expenses	3,514.5	1,032.7	4,547.2	604.3	5,151.5
Other segment items	269.0	135.9	404.9	(404.9)	—
Earnings (loss) before income taxes	$950.4	$173.3	$1,123.7	$(246.3)	$877.4

Year ended June 30, 2023
Revenues	$4,535.6	$1,525.2	$6,060.9	$—	$6,060.9
Depreciation and amortization	37.9	18.3	56.1	28.3	84.4
Amortization of acquired intangibles	55.5	158.9	214.4	—	214.4
Amortization of other assets	41.1	68.3	109.3	16.9	126.2
Other direct expenses	3,356.0	973.0	4,329.0	511.9	4,840.9
Other segment items	233.7	122.9	356.5	(356.5)	—
Earnings (loss) before income taxes	$811.4	$183.9	$995.4	$(200.5)	$794.9

(a)Other Direct expenses included in the Segment earnings (loss) before income taxes include interest, distribution, labor, lease, data center, and other expenses that are directly incurred by the segment.
(b)Other segment items include expenses related to centrally managed activities that are allocated to the reportable segments based on usage and other factors.
(c)The primary components of “Corporate and Other” are certain gains, losses, centrally managed activities, and non-operating expenses that have not been allocated to the reportable segments, such as interest expense.

Revenues and assets by geographic area are as follows:

	United States	Canada	Europe	Other	Total
	(in millions)
Year ended June 30, 2025
Revenues	$5,907.0	$463.8	$464.7	$53.6	$6,889.1
Assets	$5,667.4	$619.2	$2,000.9	$257.5	$8,545.0
Year ended June 30, 2024
Revenues	$5,620.1	$393.9	$445.9	$46.8	$6,506.8
Assets	$5,620.1	$457.2	$1,926.7	$238.4	$8,242.4
Year ended June 30, 2023
Revenues	$5,260.0	$367.4	$392.2	$41.3	$6,060.9
Assets	$5,514.3	$448.4	$2,024.3	$246.2	$8,233.2

NOTE 22.     SUBSEQUENT EVENTS
In July 2025, Broadridge announced the proposed acquisition of Acolin Group Holdco Limited (“Acolin”). Acolin is a European provider of cross-border fund distribution and regulatory services. The total purchase price is approximately $70 million plus an additional contingent consideration liability. The acquisition is expected to close in the first half of Broadridge’s 2026 fiscal year, subject to customary closing conditions, including regulatory approvals. Acolin will be included in the Company’s ICS reportable segment.
On August 4, 2025, the Company’s Board of Directors approved an increase in the Company’s quarterly cash dividend by $0.095 per share to $0.975 per share, an increase in the expected annual dividend amount from $3.52 to $3.90 per share. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors, and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.

*    *    *    *    *    *     *

Broadridge Financial Solutions, Inc.
Schedule II—Valuation and Qualifying Accounts
(in millions)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Deductions	Balance at end of period
Fiscal year ended June 30, 2025:
Allowance for doubtful accounts	$9.7	$11.6	$—	$(8.7)	$12.5
Deferred tax valuation allowance	$10.8	$0.3	$0.1	$—	$11.2
Other receivables	$3.6	$—	$—	$(0.8)	$2.8
Fiscal year ended June 30, 2024:
Allowance for doubtful accounts	$7.2	$7.5	$—	$(5.1)	$9.7
Deferred tax valuation allowance	$10.3	$0.5	$—	$—	$10.8
Other receivables	$3.6	$—	$—	$—	$3.6
Fiscal year ended June 30, 2023:
Allowance for doubtful accounts	$6.8	$2.4	$—	$(1.9)	$7.2
Deferred tax valuation allowance	$10.7	$—	$—	$(0.4)	$10.3
Other receivables	$1.7	$1.7	$0.5	$(0.2)	$3.6

Amounts may not sum due to rounding.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Management Report
Attached as Exhibits 31.1 and 31.2 to this Form 10-K are certifications of Broadridge’s Chief Executive Officer and Chief Financial Officer, which are required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section should be read in conjunction with the Deloitte & Touche LLP audit and attestation of the Company’s internal control over financial reporting that appears in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K and is hereby incorporated herein by reference.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer as of June 30, 2025, evaluated the effectiveness of our disclosure controls as defined in Rule 13a-15(e) under the Exchange Act. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2025 were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
Management has performed an assessment of the effectiveness of Broadridge’s internal control over financial reporting as of June 30, 2025 based upon criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that Broadridge’s internal control over financial reporting was effective as of June 30, 2025.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting and has expressed an unqualified opinion in their report on the effectiveness of the Company’s internal control over financial reporting, which appears in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

/s/ TIMOTHY C. GOKEY
Timothy C. Gokey
Chief Executive Officer

/s/ ASHIMA GHEI
Ashima Ghei
Corporate Vice President, Chief Financial Officer
Lake Success, New York
August 5, 2025

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
On May 14, 2025, the Company’s Chief Executive Officer, Timothy C. Gokey, adopted a Rule 10b5-1 trading arrangement (the “Gokey 10b5-1 Plan”) for the sale of securities of the Company. The Gokey 10b5-1 Plan allows for (1) the contemporaneous exercise of options and sale of up to 146,392 underlying shares of the Company’s common stock received upon exercise, and (2) the sale of up to 22,349 shares of the Company’s common stock, subject to the satisfaction of the Company’s stock retention and holding period requirements. The Gokey 10b5-1 Plan will expire on February 13, 2026.
The Gokey 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III.
ITEM 10.    Directors, Executive Officers and Corporate Governance
We incorporate by reference the information responsive to this Item appearing in our definitive proxy statement to be filed within 120 days after the fiscal year ended June 30, 2025 (the “Proxy Statement”).
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

PART IV.
ITEM 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements
The Consolidated Financial Statements are listed under Item 8. of this Annual Report on Form 10-K. See Index to Financial Statements and Financial Statement Schedule.
2.Financial Statement Schedule.
Schedule II—Valuation and Qualifying Accounts is listed under Item 8. of this Annual Report on Form 10-K. See Index to Financial Statements and Financial Statement Schedule.
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
Date: August 5, 2025

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

Signature	Title	Date

/s/ TIMOTHY C. GOKEY	Chief Executive Officer and Director (Principal Executive Officer)	August 5, 2025
Timothy C. Gokey

/s/ ASHIMA GHEI	Corporate Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	August 5, 2025
Ashima Ghei

/s/ RICHARD J. DALY	Executive Chairman of the Board of Directors	August 5, 2025
Richard J. Daly

/S/ EILEEN K. MURRAY	Lead Independent Director	August 5, 2025
Eileen K. Murray

/S/ PAMELA L. CARTER	Director	August 5, 2025
Pamela L. Carter

/S/ ROBERT N. DUELKS	Director	August 5, 2025
Robert N. Duelks

/S/ MELVIN L. FLOWERS	Director	August 5, 2025
Melvin L. Flowers

/S/ BRETT A. KELLER	Director	August 5, 2025
Brett A. Keller

/S/ MAURA A. MARKUS	Director	August 5, 2025
Maura A. Markus

/s/ ANNETTE L. NAZARETH	Director	August 5, 2025
Annette L. Nazareth

/S/ AMIT K. ZAVERY	Director	August 5, 2025
Amit K. Zavery

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)

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

3.1	Certificate of Incorporation of Broadridge Financial Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 2, 2007)

3.2	Amended and Restated By-laws of Broadridge Financial Solutions, Inc. dated February 4, 2025 (incorporated by reference to Exhibit 3.2 to Form 8-K filed on February 5, 2025)

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

10.3	Officer Severance Plan dated September 16, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2011)

Exhibit Number	Description of Exhibit (1)

10.4	Amended and Restated Supplemental Officers Retirement Plan (“SORP”) (incorporated by reference to Exhibit 10.27 to Form 10-K/A filed on October 27, 2010)

10.5	Amendment to the Broadridge Financial Solutions, Inc. SORP, effective February 2, 2017 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 10, 2017)

10.6	Amendment to the Broadridge Financial Solutions, Inc. SORP, effective September 17, 2023 (incorporated by reference to Exhibit 10.6 to Form 10-K filed on August 6, 2024).

10.7	Broadridge Financial Solutions, Inc. Director Deferred Compensation Plan (Amended and Restated Effective December 7, 2022) (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 2, 2023)

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

10.16
Amended and Restated Credit Agreement, dated December 11, 2024, among Broadridge Financial Solutions, Inc., certain subsidiaries of Broadridge Financial Solutions, Inc. party thereto as subsidiary borrowers, the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 13, 2024)

10.17	Amended and Restated Executive Retirement and Savings Plan, effective November 1, 2024 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on January 31, 2025)

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

10.20	Amendment Number One to the Broadridge Financial Solutions, Inc. Officer Severance Plan (incorporated by reference to Exhibit 10.25 to Form 10-K filed on August 11, 2020)

10.21
Amendment Number Two to the Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 27, 2019)

Exhibit Number	Description of Exhibit (1)
10.22
Amendment Number Three to the Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 10, 2020)

10.23	Form of Stock Option Grant Award Agreement for U.S. Non-Employee Directors (incorporated by reference to Exhibit 10.26 to Form 10-K filed on August 12, 2021)

10.24	Form of Deferred Stock Unit Award Agreement for U.S. Non-Employee Directors (incorporated by reference to Exhibit 10.27 to Form 10-K on August 12, 2021)

10.25	Form of Restricted Stock Unit Grant Award Agreement (Performance-Based) for U.S. Corporate Officers (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 5, 2024)

10.26	Form of Restricted Stock Unit Grant Award Agreement (Time-Based) for U.S. Corporate Officers (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 5, 2024)

10.27	Form of Stock Option Grant Award Agreement for U.S. Corporate Officers (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 5, 2024)

10.28	Amended and Restated Clawback Policy

10.29
Amended and Restated Term Credit Agreement as of dated August 17, 2023, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 17, 2023)

10.30*
Novation Agreement, dated July 28, 2021, among Broadridge Financial Solutions, Inc., International Business Machines Corporation and Kyndryl, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 3, 2021)

10.31
SIS Services Agreement, dated as of November 1, 2024, by and between Kyndryl Canada Limited and Broadridge Software Limited (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on January 31, 2025)

14.1	Code of Business Conduct and Ethics

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Form 10-K filed on August 6, 2024)

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

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

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Broadridge Financial Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of earnings for the fiscal years ended June 30, 2025, 2024 and 2023, (ii) consolidated statements of comprehensive income for the fiscal years ended June 30, 2025, 2024 and 2023, (iii) consolidated balance sheets as of June 30, 2025 and 2024, (iv) consolidated statements of cash flows for the fiscal years ended June 30, 2025, 2024 and 2023, (v) consolidated statements of stockholders’ equity for the fiscal years ended June 30, 2025, 2024 and 2023, and (vi) the notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_________________
(1)The SEC File No. for the Company’s Form 8-K Reports referenced is 001-33220.
*Certain confidential information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk.