Form 10-Q
period 2025-09-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2025-11-04
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 30, 2025, was 116,727,559 shares.

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
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 which was filed with the United States of America (“U.S.”) Securities and Exchange Commission (the “SEC”) on August 5, 2025 (the “2025 Annual Report”), for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and the 2025 Annual Report. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended September 30,
		2025	2024
Revenues	(Note 3)	$1,589.4	$1,422.9
Operating expenses:
Cost of revenues		1,166.8	1,075.0
Selling, general and administrative expenses		233.9	213.4
Total operating expenses		1,400.7	1,288.4
Operating income		188.8	134.4
Interest expense, net	(Note 5)	(24.2)	(32.3)
Other non-operating income (expenses), net		48.5	(1.9)
Earnings before income taxes		213.1	100.3
Provision for income taxes	(Note 14)	47.7	20.5
Net earnings		$165.4	$79.8

Basic earnings per share		$1.41	$0.68
Diluted earnings per share		$1.40	$0.68

Weighted-average shares outstanding:
Basic	(Note 4)	117.0	116.9
Diluted	(Note 4)	118.0	118.1

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2025	2024
Net earnings	$165.4	$79.8
Other comprehensive income (loss), net:
Foreign currency translation adjustments	30.1	28.9
Pension and post-retirement liability adjustment, net of taxes of $(0.0) and $(0.0) for the three months ended September 30, 2025 and 2024, respectively	0.1	0.1
Cash flow hedge amortization, net of taxes of $(0.1) and $(0.1) for the three months ended September 30, 2025 and 2024, respectively	0.2	0.2
Total other comprehensive income (loss), net	30.4	29.2
Comprehensive income	$195.8	$109.0

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		September 30, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents		$290.7	$561.5
Accounts receivable, net of allowance for doubtful accounts of $12.0 and $12.5, respectively		963.7	1,077.1
Other current assets		204.6	178.5
Total current assets		1,459.0	1,817.1
Property, plant and equipment, net		166.7	170.1
Goodwill		3,675.2	3,609.6
Intangible assets, net		1,263.1	1,277.4
Deferred client conversion and start-up costs	(Note 8)	836.4	842.9
Other non-current assets	(Note 9)	902.4	827.9
Total assets		$8,302.9	$8,545.0
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	(Note 11)	$499.5	$499.3
Payables and accrued expenses	(Note 10)	840.7	1,112.8
Contract liabilities		233.6	249.1
Total current liabilities		1,573.8	1,861.2
Long-term debt	(Note 11)	2,781.8	2,753.0
Deferred taxes		294.1	261.0
Contract liabilities		421.3	429.2
Other non-current liabilities	(Note 12)	596.9	585.5
Total liabilities		5,667.8	5,889.9
Commitments and contingencies	(Note 15)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 116.7 and 117.1 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,690.4	1,663.0
Retained earnings		3,932.5	3,862.5
Treasury stock, at cost: 37.7 and 37.3 shares, respectively		(2,746.8)	(2,599.0)
Accumulated other comprehensive income (loss)	(Note 16)	(242.5)	(272.9)
Total stockholders’ equity		2,635.1	2,655.1
Total liabilities and stockholders’ equity		$8,302.9	$8,545.0

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net earnings	$165.4	$79.8
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	32.7	32.3
Amortization of acquired intangibles and purchased intellectual property	50.8	48.2
Amortization of other assets	42.6	42.8
Write-down of long-lived asset and related charges	0.9	0.1
Stock-based compensation expense	15.5	14.9
Deferred income taxes	20.8	(17.3)
Digital assets change in fair market value	(45.8)	—
Other	(19.5)	(7.6)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	134.8	179.8
Other current assets	(9.3)	8.7
Payables and accrued expenses	(311.7)	(453.7)
Contract liabilities	(5.9)	(21.8)
Other non-current assets	(26.5)	(28.7)
Other non-current liabilities	(2.3)	(3.0)
Net cash flows from operating activities	42.3	(125.5)
Cash Flows From Investing Activities
Capital expenditures	(15.2)	(7.9)
Software purchases and capitalized internal use software	(14.4)	(24.2)
Acquisitions, net of cash acquired	(55.8)	(8.0)
Other investing activities	(14.6)	—
Net cash flows from investing activities	(100.0)	(40.1)
Cash Flows From Financing Activities
Debt proceeds	348.5	470.0
Debt repayments	(321.1)	(240.0)
Dividends paid	(103.1)	(93.4)
Purchases of Treasury stock	(150.5)	(0.3)
Proceeds from exercise of stock options	16.2	17.8
Other financing activities	(4.2)	(2.3)
Net cash flows from financing activities	(214.2)	151.8
Effect of exchange rate changes on Cash and cash equivalents	1.1	2.1
Net change in Cash and cash equivalents	(270.8)	(11.6)
Cash and cash equivalents, beginning of period	561.5	304.4
Cash and cash equivalents, end of period	$290.7	$292.8
Supplemental disclosure of cash flow information:
Cash payments made for interest	$14.2	$22.4
Cash payments made for income taxes, net of refunds	$71.4	$115.1
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$4.6	$1.1
Accrual of unpaid stock repurchase excise tax	$1.1	$—

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2025	154.5	$1.6	$1,663.0	$3,862.5	$(2,599.0)	$(272.9)	$2,655.1
Comprehensive income (loss)	—	—	—	165.4	—	30.4	195.8
Cumulative effect of change in accounting principle (a)	—	—	—	18.4	—	—	18.4
Stock option exercises	—	—	16.2	—	—	—	16.2
Stock-based compensation	—	—	15.0	—	—	—	15.0
Treasury stock acquired (0.6 shares)	—	—	—	—	(151.6)	—	(151.6)
Treasury stock reissued (0.2 shares)	—	—	(3.8)	—	3.8	—	—
Common stock dividends ($0.975 per share)	—	—	—	(113.8)	—	—	(113.8)
Balances, September 30, 2025	154.5	$1.6	$1,690.4	$3,932.5	$(2,746.8)	$(242.5)	$2,635.1

(a) Reflects the adoption of accounting standard (ASU 2023-08) as described in Note 2, “New Accounting Pronouncements.”

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2024	154.5	$1.6	$1,552.5	$3,435.1	$(2,489.2)	$(331.7)	$2,168.2
Comprehensive income (loss)	—	—	—	79.8	—	29.2	109.0
Stock option exercises	—	—	17.9	—	—	—	17.9
Stock-based compensation	—	—	14.1	—	—	—	14.1
Treasury stock acquired (0.0 shares)	—	—	—	—	—	—	—
Treasury stock reissued (0.2 shares)	—	—	(4.2)	—	4.2	—	—
Common stock dividends ($0.88 per share)	—	—	—	(102.9)	—	—	(102.9)
Balances, September 30, 2024	154.5	$1.6	$1,580.3	$3,412.0	$(2,484.9)	$(302.5)	$2,206.4

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation, is a global financial technology leader powering investing, corporate governance, and communications to enable our clients to operate, innovate, and grow. We deliver technology-driven solutions to banks, broker-dealers, asset and wealth managers, public companies, investors, and mutual funds. The principal markets in which the Company operates are located in North America and Europe.
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

•Global Technology and Operations — Broadridge’s Global Technology and Operations business provides mission-critical, scale infrastructure to the global financial markets. As a leading software as a service (“SaaS”) provider, Broadridge offers capital markets, wealth and investment management firms modern technology to enable growth, simplify their technology stacks and mutualize costs. Broadridge’s highly scalable, resilient, component-based platform automate the front-to-back transaction lifecycle of equity, mutual fund, fixed income, foreign exchange and exchange-traded derivatives, from order capture and execution through trade confirmation, margin, cash management, clearing and settlement, reference data management, reconciliations, securities financing and collateral management, asset servicing, compliance and regulatory reporting, portfolio accounting and custody-related services. Broadridge’s Wealth Management business provides solutions for advisors and investors and also streamlines back and middle-office operations for broker-dealers by providing systems for critical post-trade activities, including books and records, transaction processing, clearance and settlement, and reporting. Broadridge’s Investment Management business provides portfolio and order management solutions for traditional and alternative asset managers, which bring insights into trading, portfolio construction, risk and analytics. Broadridge’s solutions connect asset managers to a global network of broker-dealers for trade execution and post-trade matching and confirmation. In addition, Broadridge provides business process outsourcing services for its buy and sell-side clients’ businesses. These services combine Broadridge’s technology with its operations expertise to support the entire trade lifecycle, including securities clearing and settlement, reconciliations, record-keeping, wealth management asset servicing, and custody-related functions.
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
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with SEC requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest, entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC on August 5 2025. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position on September 30, 2025 and June 30, 2025, the results of its operations for the three months ended September 30, 2025 and 2024, its cash flows for the three months ended September 30, 2025 and 2024, and its changes in stockholders’ equity for the three months ended September 30, 2025 and 2024.

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
D. Digital Assets. As part of its investment in its Distributed Ledger Repo solution, the Company has engaged with the Canton Network’s decentralized interoperability structure. Beginning in the fourth quarter of fiscal year 2024, the Company performs services as a Super Validator and Validator on the Global Synchronizer, the Canton Network’s decentralized interoperability infrastructure. The Canton Network is a public-permissioned blockchain network designed with privacy and controls to facilitate the exchange of regulated financial assets. The Canton Network’s Global Synchronizer includes a utility token, a digital asset called the Canton Coin, which is used to pay traffic fees for using the Global Synchronizer. The Company earns Canton Coins for its function as a Super Validator and Validator on the Canton Network.
As discussed in Note 2, “New Accounting Pronouncements”, the Company adopted ASU No. 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” during the first quarter of fiscal year 2026, which requires entities to measure crypto assets that meet specific criteria at fair value. Prior to the adoption of ASU No. 2023-08 in the first quarter of fiscal year 2026, the Company held the Canton Coins on its Balance Sheet at their cost basis, which was immaterial, for investment purposes and to pay any fees associated with its Canton Network activity. During the first quarter of 2026, the Company began converting the coins to cash nearly immediately after they were earned.
The cost basis of the Canton Coins received is initially recorded at fair value on the date of receipt as a component of Other non-current assets on the Condensed Consolidated Balance Sheets and Revenue on the Statements of Earnings within the Company’s GTO reportable segment. Beginning in the first quarter of fiscal year 2026, in accordance with ASU No. 2023-08, the Canton Coins are then remeasured to fair market value at the end of each reporting period, through an adjustment to unrealized gain/(loss), included as a component of Other non-operating income (expenses), net on the Consolidated Statements of Earnings within Corporate and Other. The Company employs the specific identification method to determine the cost basis of the Canton Coins sold for the computation of gains and losses on their disposal or sale. Realized gains (losses) on sale of Canton Coins, if applicable, are included as a component of Other non-operating income (expenses), net in the Consolidated Statements of Earnings within Corporate and Other. Refer to Note 7, “Fair Value of Financial Instruments” for details regarding the Company’s digital asset holdings.
E. Use of Estimates. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes thereto. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions and judgment that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. The use of estimates in specific accounting policies is described further in the notes to the Condensed Consolidated Financial Statements, as appropriate.
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
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which permits entities to elect a practical expedient to assume current conditions as of the balance sheet date will not change for the remaining life of accounts receivable and contract assets when developing forecasts as part of estimating expected credit losses. ASU No. 2025-05 is effective for the Company in the first quarter of fiscal year 2027. The amendments should be applied prospectively. Early adoption of the amendments is permitted. The Company is currently assessing the impact that the adoption of ASU No. 2025-05 will have on the Company’s consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles--Goodwill and Other--Internal-Use Software” (“ASU No. 2025-06”), which removes all references to sequential software development project stages and establishes new capitalization criteria. In order for capitalization to begin under the new guidance, management must authorize and commit to funding a project and meet a probable-to-complete recognition threshold. In evaluating whether the probable-to-complete recognition threshold has been met, management is required to consider whether there is a significant development uncertainty associated with the software project. The amendments in this ASU may be applied using (1) a prospective transition approach applying the guidance to new software costs incurred as of the beginning of the period of adoption for all projects, including in-process projects, (2) a retrospective transition approach by recasting comparative periods and recognizing a cumulative-effect adjustment to the opening balance of retained earnings, or (3) a modified transition approach applying the amendments on a prospective basis to new software costs incurred except for in-process projects that, as of the date of adoption the entity determines do not meet the capitalization requirements under the new guidance. ASU No. 2025-06 is effective for the Company in the first quarter of fiscal year 2029. Early adoption is permitted. The Company is currently assessing the impact that the adoption of ASU 2025-06 will have on the Company’s Consolidated Financial Statements.
In September 2025, the FASB issued ASU No. 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)”, which refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. ASU No. 2025-07 is effective for the Company in the first quarter of fiscal year 2027. The amendments in this ASU must be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) modified retrospectively to any or all prior periods presented in the financial statements. Early adoption of the amendments is permitted. The Company is currently assessing the impact that the adoption of ASU No. 2025-07 will have on the Company’s Consolidated Financial Statements.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” (“ASU 2023-08”), which addresses the accounting and disclosure requirements for certain crypto assets. ASU No. 2023-08 requires entities to measure crypto assets that meet specific criteria at fair value, with changes recognized in net income each reporting period. The Company adopted ASU No. 2023-08 during the first quarter of fiscal year 2026, which resulted in a cumulative-effect increase in the opening balance of retained earnings of $24.5 million, or $18.4 million net of tax. Refer to Note 1, “Basis of Presentation” for details regarding the Company’s digital asset holdings.
In March 2024, the FASB issued ASU No. 2024-01, “Compensation—Stock Compensation - Scope Application of Profits Interest and Similar Awards” (“ASU No. 2024-01”), which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of Topic 718 or another accounting standard. The Company adopted ASU No. 2024-01 during the first quarter of fiscal year 2026. This guidance did not have a material impact on the Company’s Consolidated Financial Statements.
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
•Global Technology and Operations—Revenues are generated primarily from fees for trade processing and related services. Revenue is recognized over time as the Company satisfies its performance obligation by delivering services to the client. The Company’s arrangements for processing and related services typically consist of an obligation to provide specific services to its clients on a when and if needed basis (a stand ready obligation) with revenue recognized from the satisfaction of the performance obligations on a monthly basis generally in the amount billable to the client. These services are generally provided under variable priced arrangements based on volume of service and can include minimum monthly usage fees. Client service agreements often include up-front consideration in addition to the recurring fee for trade processing. Up-front implementation fees, as well as certain enhancements to existing technology platforms, are deferred and recognized on a straight-line basis over the service term of the contract which corresponds to the timing of transfer of value to the client that commences after client acceptance when the processing term begins. In addition, revenue is also generated from the fulfillment of professional services engagements which are generally priced on a time and materials or fixed price basis, and are recognized as the services are provided to the client which corresponds to the timing of transfer of value to the client. The Company generally recognizes license revenues from software term licenses installed on clients’ premises upon delivery and acceptance of the software license, assuming a contract is deemed to exist, and recognizes revenue attributed to the associated software maintenance and support obligation over the contract term. Software term license revenue is not a significant portion of the Company’s revenues. In addition, the Company earns revenue as a result of its performance of services related to the Canton Network. Refer to Note 1, “Basis of Presentation” for details.
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

	Three Months Ended September 30,

	2025	2024
	(in millions)
Investor Communication Solutions
Regulatory	$197.2	$189.9
Data-driven fund solutions	111.0	108.0
Issuer	32.7	30.9
Customer communications	177.1	164.2
Total ICS Recurring revenues	518.0	493.1

Equity and other	24.0	21.1
Mutual funds	89.8	41.9
Total ICS Event-driven revenues	113.8	63.0

Distribution revenues	498.1	459.5

Total ICS Revenues	$1,130.0	$1,015.6

Global Technology and Operations
Capital markets	$280.7	$261.0
Wealth and investment management	178.8	146.2
Total GTO Recurring revenues	$459.5	$407.2

Total Revenues	$1,589.4	$1,422.9

Revenues by Type
Recurring revenues	$977.5	$900.3
Event-driven revenues	113.8	63.0
Distribution revenues	498.1	459.5
Total Revenues	$1,589.4	$1,422.9

Contract Balances
The following table provides information about contract assets and liabilities:

	September 30, 2025	June 30, 2025
	(in millions)
Contract assets	$126.8	$137.5
Contract liabilities	$654.9	$678.3
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
During the three months ended September 30, 2025, contract assets decreased due to a decrease in software term license revenue, and contract liabilities decreased due to the timing of client invoices in relation to the timing of revenue recognized. The Company recognized $163.9 million of revenue during the three months ended September 30, 2025 that was included in the contract liability balance as of June 30, 2025.

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
The computation of diluted EPS excluded 0.3 million options and restricted stock units to purchase Broadridge common stock for the three months ended September 30, 2025, and 0.3 million options and restricted stock units to purchase Broadridge common stock for the three months ended September 30, 2024, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months Ended September 30,
	2025	2024
	(in millions)
Weighted-average shares outstanding:
Basic	117.0	116.9
Common stock equivalents	1.0	1.2
Diluted	118.0	118.1

NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended September 30,
	2025	2024
	(in millions)
Interest expense on borrowings	$(27.9)	$(35.9)
Interest income	3.7	3.6
Interest expense, net	$(24.2)	$(32.3)
NOTE 6. ACQUISITIONS
Assets acquired and liabilities assumed in business combinations are recorded on the Company’s Condensed Consolidated Balance Sheets as of the respective acquisition date based upon the estimated fair values at such date. The results of operations of the business acquired by the Company are included in the Company’s Condensed Consolidated Statements of Earnings since the respective date of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed is allocated to Goodwill. Acquired Goodwill in connection with these acquisitions represents expected synergies from the combined operations. Pro forma information for these acquired businesses is not provided because they did not have a material effect, individually or in the aggregate, on the Company’s consolidated results of operations.
FISCAL YEAR 2026 BUSINESS COMBINATIONS
In September 2025, the Company acquired all of the ownership interests of LDI-MAP, LLC (“iJoin”), a retirement plan technology provider specializing in participant onboarding, engagement, and analytics solutions for the retirement industry. iJoin is included in the Company’s ICS reportable segment. The aggregate purchase price included $31.9 million in cash, $3.5 million in deferred payments, and contingent consideration with a fair value of $8.5 million. The contingent consideration is payable through fiscal year 2028 upon the achievement by the acquired business of certain defined revenue targets. Net tangible assets acquired in the transaction were $0.7 million. This acquisition resulted in $24.1 million of Goodwill, which is tax deductible. Intangible assets acquired, which totaled $19.1 million, consist primarily of customer relationships and software technology, which are being amortized over a seven-year life and a five-year life, respectively.
In August 2025, the Company acquired Signal Agency Limited (“Signal”), a UK-based provider of design, technology and consulting services that support omni-channel communications for financial services and other firms. Signal is included in the Company’s ICS reportable segment. The aggregate purchase price was $26.6 million, net of cash acquired, which includes $2.7 million in deferred payments.

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
In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments, as applicable, based on the exchange traded price of similar or identical instruments where available or based on other observable instruments. These calculations take into consideration the credit risk of both the Company and its counterparties. The Company has not changed its valuation techniques in measuring the fair value of any of its Level 1 and Level 2 financial assets and liabilities during the period.
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
The determination of the fair value of the Company’s Digital Assets is discussed below.
The following tables set forth the Company’s financial assets and liabilities at September 30, 2025 and June 30, 2025, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.8	$—	$—	$0.8
Other non-current assets:
Securities (a)	212.0	—	—	212.0
Digital Assets	—	—	73.6	73.6
Total assets as of September 30, 2025	$212.7	$—	$73.6	$286.3
Liabilities:
Derivative liability	$—	$15.3	$—	$15.3
Contingent consideration obligations	—	—	22.5	22.5
Total liabilities as of September 30, 2025	$—	$15.3	$22.5	$37.8

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.7	$—	$—	$0.7
Other non-current assets:
Securities (a)	195.2	—	—	195.2
Total assets as of June 30, 2025	$195.9	$—	$—	$195.9
Liabilities:
Derivative liability	$—	$24.6	$—	$24.6
Contingent consideration obligations	—	—	14.0	14.0
Total liabilities as of June 30, 2025	$—	$24.6	$14.0	$38.6
_________
(a) Includes investments related to the Company’s Defined Benefit Pension Plans and Executive Retirement and Savings Plan (the “ERSP”).
In addition, the Company has non-marketable securities with a carrying amount of $65.8 million and $60.5 million as of September 30, 2025 and June 30, 2025, respectively, that to the extent they have been remeasured during the period are classified as Level 2 financial assets and included as part of Other non-current assets on the Condensed Consolidated Balance Sheets.
Digital Assets
Beginning in the fourth quarter of fiscal year 2024, the Company began to earn Canton Coins for its function as a Super Validator and Validator on the Global Synchronizer, the Canton Network’s decentralized interoperability infrastructure. Prior to the first quarter of fiscal year 2026, the Company held the Canton Coins on its Balance Sheet for investment purposes and to pay any fees associated with its Canton Network activity. During the first quarter of 2026, the Company began converting the coins to cash nearly immediately after they were earned. As of September 30, 2025, there was no public market for Canton Coins. Refer to Note 1, “Basis of Presentation” for details regarding the Canton Network and the Company’s Canton Coin holdings.
The following table presents the Company’s Canton Coin holdings as of September 30, 2025:

	September 30, 2025
	Quantity of Coins		Cost Basis	Fair Value
			($ in millions)
Canton Coins	1.7	billion	$3.2	$73.6
The valuation of the Company’s Canton Coin holdings is highly subjective. The Company’s Canton Coin holdings are classified within Level 3 of the fair value hierarchy because the valuation requires assumptions that are both significant and unobservable. The Company utilized the assistance of a third-party valuation specialist to determine the fair value of its Canton Coins. Because of the lack of a public market, the fair value was determined using a combination of a development cost approach and a market approach. As the Company held 1.7 billion Canton Coins as of September 30, 2025, a significant increase or decrease in either the estimated development costs or market price, the weighting of the development cost versus the market approaches, or the discount for lack of marketability applied may result in a significant change to the fair value measurement.

The following tables set forth an analysis of changes during the three months ended September 30, 2025 and 2024, respectively, in Level 3 financial assets and liabilities of the Company:
Digital Assets

Three Months Ended September 30,
2025
(in millions)
Beginning balance	$—
Opening Retained Earnings Adjustment	24.5
Revenue (additions)	3.7
Dispositions	(1.6)
Total realized and unrealized gains included in Other non-operating income, net	47.0
Ending balance	$73.6
During the three months ended September 30, 2025, the Company recognized realized and unrealized gains relating to Level 3 digital assets totaling $1.1 million and $45.8 million, respectively, included as a component of Other non-operating income (expenses), net on the Statements of Earnings. There were no realized gains or realized losses recorded on the disposition of Level 3 digital assets during the three months ended September 30, 2024.
The Company did not incur any Level 3 fair value asset impairments during the three months ended September 30, 2025 and 2024, respectively. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year.
Contingent consideration obligations

	Three Months Ended September 30,
	2025	2024
	(in millions)
Beginning balance	$14.0	$14.0
Additional contingent consideration incurred	8.5	—
Net increase in contingent consideration liability	—	—
Foreign currency impact on contingent consideration liability	—	—
Payments	—	—
Ending balance	$22.5	$14.0

NOTE 8. DEFERRED CLIENT CONVERSION AND START-UP COSTS
Deferred client conversion and start-up costs consisted of the following:

	September 30, 2025	June 30, 2025
	(in millions)
Deferred client conversion and start-up costs	$831.7	$837.5
Other start-up costs	4.7	5.4
Total	$836.4	$842.9
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
Deferred client conversion and start-up costs of $836.4 million as of September 30, 2025 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $831.7 million, as well as other start-up costs of $4.7 million. Deferred client conversion and start-up costs of $842.9 million as of June 30, 2025 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $837.5 million, as well as other start-up costs of $5.4 million.
The total amount of Deferred client conversion and start-up costs and Deferred sales commission costs amortized in Operating expenses during the three months ended September 30, 2025 and 2024, were $36.3 million and $36.6 million, respectively.
NOTE 9. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	September 30, 2025	June 30, 2025
	(in millions)
Long-term investments	$328.3	$299.2
ROU assets (a)	166.1	176.1
Deferred sales commissions costs	127.4	131.7
Contract assets (b)	126.8	137.5
Digital Assets (c)	73.6	—
Long-term broker fees	21.9	24.3
Deferred data center costs (d)	7.4	8.3
Other	50.9	50.9
Total	$902.4	$827.9
_________
(a) ROU assets represent the Company’s right to use an underlying asset for the lease term.
(b) Contract assets result from revenue already recognized but not yet invoiced, including certain future amounts to be collected under software term licenses and certain other client contracts.
(c) Please refer to Note 1, “Basis of Presentation” and Note 7, “Fair Value of Financial Instruments” for further discussion.
(d) Represents deferred data center costs associated with the Company’s information technology services agreements. Please refer to Note 15, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.

NOTE 10. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	September 30, 2025	June 30, 2025
	(in millions)
Accounts payable	$152.7	$220.3
Employee compensation and benefits	218.2	372.8
Accrued dividend payable	113.8	103.1
Accrued broker fees	93.1	137.0
Customer deposits	69.2	84.4
Business process outsourcing administration fees	54.0	52.6
Operating lease liabilities	38.1	37.2
Accrued taxes	29.4	60.1
Other	72.2	45.4
Total	$840.7	$1,112.8
Restructuring Charges

The total Employee compensation and benefits liability within the table above of $218.2 million and $372.8 million for September 30, 2025 and June 30, 2025, respectively, includes a restructuring liability of $16.1 million and $22.7 million as of September 30, 2025 and June 30, 2025, respectively.

NOTE 11. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at September 30, 2025	Carrying value at September 30, 2025	Carrying value at June 30, 2025	Unused Available Capacity	Fair Value at September 30, 2025
			(in millions)
Current portion of long-term debt
Fiscal 2016 Senior Notes	June 2026	$500.0	$499.5	$499.3	$—	$497.5
Total		$500.0	$499.5	$499.3	$—	$497.5

Long-term debt, excluding current portion
Fiscal 2025 Revolving Credit Facility:
U.S. dollar tranche	December 2029	$160.0	$160.0	$—	$840.0	$160.0
Multicurrency tranche	December 2029	134.1	134.1	133.5	365.9	134.1
Total Revolving Credit Facility		$294.1	$294.1	$133.5	$1,205.9	$294.1

Fiscal 2026 Term Loan	August 2030	$750.0	$746.9	$879.1	$—	$750.0

Fiscal 2020 Senior Notes	December 2029	750.0	746.2	746.0	—	708.8
Fiscal 2021 Senior Notes	May 2031	1,000.0	994.6	994.4	—	904.2
Total Senior Notes		$1,750.0	$1,740.8	$1,740.3	$—	$1,613.0

Total long-term debt		$2,794.1	$2,781.8	$2,753.0	$1,205.9	$2,657.0

Total debt		$3,294.1	$3,281.3	$3,252.3	$1,205.9	$3,154.5
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2026	2027	2028	2029	2030	Thereafter	Total
(in millions)	$500.0	$—	$—	$—	$1,044.1	$1,750.0	$3,294.1
Fiscal 2025 Revolving Credit Facility: In December 2024, the Company entered into an amended and restated $1.5 billion five-year revolving credit facility (the “Fiscal 2025 Revolving Credit Facility”) which replaced the $1.5 billion five-year revolving credit facility entered into during April 2021 (the “Fiscal 2021 Revolving Credit Facility”) (together the “Revolving Credit Facilities”). The Fiscal 2025 Revolving Credit Facility is comprised of a $1.0 billion U.S. dollar tranche and a $500.0 million multicurrency tranche.
The weighted-average interest rate on the Revolving Credit Facilities was 4.60% for the three months ended September 30, 2025, and 6.50% for the three months ended September 30, 2024, respectively. The fair value of the variable-rate Fiscal 2025 Revolving Credit Facility borrowings at September 30, 2025 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Under the Fiscal 2025 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Sterling, Swedish Kronor, and Yen bear interest at Adjusted Term SOFR, Adjusted Term CORRA, EURIBOR, TIBOR, SONIA, and STIBOR, respectively, plus 1.000% per annum (subject to multiple step-ups to 1.250% per annum and multiple step-downs to 0.785%, in each case, based on ratings). The Fiscal 2025 Revolving Credit Facility also has a facility fee of 0.125% per annum (subject to multiple step-ups to 0.25% per annum and multiple step-downs to 0.090% per annum, in each case, based on ratings). The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2025 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2025 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At September 30, 2025, the Company was in compliance with all covenants of the Fiscal 2025 Revolving Credit Facility.

Fiscal 2021 Term Loans: In March 2021, the Company entered into an amended and restated term credit agreement, as amended on December 23, 2021 and May 23, 2023 (“Term Credit Agreement”), providing for term loan commitments in an aggregate principal amount of $2.55 billion, comprised of a $1.0 billion tranche (“Tranche 1”), and a $1.55 billion tranche (“Tranche 2,” together with Tranche 1, the “Fiscal 2021 Term Loans”). The proceeds of the Fiscal 2021 Term Loans were used by the Company to solely finance the acquisition of Itiviti Holding AB and pay certain fees and expenses in connection therewith. Once borrowed, amounts repaid or prepaid in respect of such Fiscal 2021 Term Loans may not be reborrowed. The Tranche 1 Loan was to mature on the date that is 18 months after the date on which the Fiscal 2021 Term Loans were borrowed (the “Funding Date”), but was repaid in full in May 2021 with proceeds from the Fiscal 2021 Senior Notes (as discussed further below). The Tranche 2 Loan was to mature in May 2024. The Tranche 2 Loan bore interest at Adjusted Term SOFR plus 1.000% per annum (subject to step-ups to Adjusted Term SOFR plus 1.250% or a step-down to Adjusted Term SOFR plus 0.750% based on ratings). On May 23, 2023, the Company amended the interest rate index from LIBOR to Adjusted Term SOFR. All other terms remained unchanged.
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
Fiscal 2026 Term Loan: On August 21, 2025, the Company entered into the Term Credit Agreement (the “Term Credit Agreement”), providing for term loan commitment in an aggregate principal amount of $750.0 million (the “Fiscal 2026 Term Loan”), replacing the Fiscal 2024 Amended Term Loan. The Fiscal 2026 Term Loan will mature in August 2030 on the fifth anniversary of the amended Funding Date of August 21, 2025. The Fiscal 2026 Term Loan bears interest at Term SOFR plus 1.250% per annum (subject to a step-up to Term SOFR plus 1.375% or term SOFR plus 1.625% or a step-down to Term SOFR plus 1.125% or Term SOFR plus 1.000%, in each case, based on ratings).
The Company may voluntarily prepay the Fiscal 2026 Term Loan in whole or in part and without premium or penalty. In the event of receipt of cash proceeds by the Company or its subsidiaries from certain incurrences of indebtedness, certain equity issuances, and certain sales, transfers or other dispositions of assets, the Company will be required to prepay the Fiscal 2026 Term Loan, subject to certain limitations and qualifications as set forth in the Term Credit Agreement. The Term Credit Agreement is subject to certain covenants, including a leverage ratio. At September 30, 2025, the Company was in compliance with all covenants of the Fiscal 2026 Term Loan.
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of the Company’s assets. At September 30, 2025, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at September 30, 2025 and June 30, 2025 was $497.5 million and $494.1 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of the Company’s assets. At September 30, 2025, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at September 30, 2025 and June 30, 2025 was $708.8 million and $702.8 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2021 Senior Notes: In May 2021, the Company completed an offering of $1.0 billion in aggregate principal amount of senior notes (the “Fiscal 2021 Senior Notes”). The Fiscal 2021 Senior Notes will mature on May 1, 2031 and bear interest at a rate of 2.60% per annum. Interest on the Fiscal 2021 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Fiscal 2021 Senior Notes were issued at a price of 99.957% (effective yield to maturity of 2.605%). The indenture governing the Fiscal 2021 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of the Company’s assets. At September 30, 2025, the Company is in compliance with the covenants of the indenture governing the Fiscal 2021 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2021 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2021 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2021 Senior Notes at September 30, 2025 and June 30, 2025 was $904.2 million and $891.4 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2025 Revolving Credit Facility, Fiscal 2026 Term Loan, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of September 30, 2025 and June 30, 2025, respectively, there were no outstanding borrowings under these lines of credit.
NOTE 12. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	September 30, 2025	June 30, 2025
	(in millions)
Post-employment retirement obligations	$254.2	$238.0
Operating lease liabilities	160.6	169.5
Non-current income taxes	76.7	74.6
Acquisition related contingencies	26.8	14.0
Other (a)	78.6	89.3
Total	$596.9	$585.5
(a) Includes $15.3 million and $24.6 million derivative liabilities as of September 30, 2025, and June 30, 2025, respectively, related to the Company’s cross-currency swap derivative contracts. Please refer to Note 19, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.
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

The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The Broadridge SORP and SERP are non-qualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $68.0 million at September 30, 2025 and $66.4 million at June 30, 2025 and are included in Other non-current assets in the accompanying Condensed Consolidated Balance Sheets. The SORP and the SERP had a total benefit obligation of $62.5 million at September 30, 2025 and $62.6 million at June 30, 2025 and are included in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 13. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended September 30, 2025 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2025	1,917,328	$157.97	590,603	$178.58	179,113	$189.69
Granted	—	—	9,579	256.58	437	210.62
Exercise of stock options (a)	(158,859)	102.06	—	—	—	—
Vesting of restricted stock units	—	—	(5,496)	189.91	—	—
Expired/forfeited	(29,179)	163.20	(6,994)	185.47	(1,827)	192.89
Balances at September 30, 2025 (b),(c)	1,729,290	$163.01	587,692	$179.67	177,723	$189.71
_________
(a)Stock options exercised during the period of July 1, 2025 through September 30, 2025 had an aggregate intrinsic value of $25.1 million.
(b)As of September 30, 2025, the Company’s outstanding vested and currently exercisable stock options using the September 30, 2025 closing stock price of $238.17 (approximately 0.9 million shares) had an aggregate intrinsic value of $96.6 million with a weighted-average exercise price of $136.31 and a weighted-average remaining contractual life of 5.2 years. The total of all stock options outstanding as of September 30, 2025 has a weighted-average remaining contractual life of 6.6 years.
(c)As of September 30, 2025, time-based restricted stock units and performance-based restricted stock units expected to vest using the September 30, 2025 closing stock price of $238.17 (approximately 0.6 million and 0.2 million shares, respectively) had an aggregate intrinsic value of $132.2 million and $39.7 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.
The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $15.5 million and $14.9 million, as well as related expected tax benefits of $2.4 million and $2.5 million were recognized for the three months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $15.5 million and $58.7 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.5 years and 1.7 years, respectively.

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
NOTE 14. INCOME TAXES

	Three Months Ended September 30,
	2025	2024
	(in millions)
Provision for income taxes	$47.7	$20.5
Effective tax rate	22.4%	20.4%
Excess tax benefits	$1.9	$3.1

The increase in the effective tax rate for the three months ended September 30, 2025 was primarily driven by an increase in pre-tax income relative to total discrete tax benefits.
NOTE 15. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
The Company is a party to an Amended and Restated IT Services Agreement with Kyndryl, Inc. (“Kyndryl”), an entity formed by IBM’s spin-off of its managed infrastructure services business, under which Kyndryl provides certain aspects of the Company’s information technology infrastructure, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The Amended and Restated IT Services Agreement expires on June 30, 2027, however the Company may renew the agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended and Restated IT Services Agreement at September 30, 2025 are $53.3 million through June 30, 2027, the final year of the Amended and Restated IT Services Agreement.
Broadridge Software Limited, a subsidiary of the Company is party to the SIS Services Agreement with Kyndryl Canada, under which Kyndryl Canada provides infrastructure managed services for the SIS Business. The SIS Services Agreement expires on October 31, 2029. Fixed minimum commitments remaining under the SIS Services Agreement at March 31, 2025 are $129.9 million through October 31, 2029, the final year of the SIS Services Agreement.
The Company is a party to an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which Kyndryl operates, manages and supports the Company’s private cloud global distributed platforms and products, and operates and manages certain Company networks. The Private Cloud Agreement expires on March 31, 2030. Fixed minimum commitments remaining under the Private Cloud Agreement at September 30, 2025 are $74.2 million through March 31, 2030, the final year of the contract.
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at September 30, 2025 are $70.1 million through December 31, 2026.

Investments
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $28.6 million as of September 30, 2025, which represents the carrying value of the Company's investment.
In addition, as of September 30, 2025, the Company has future commitments to fund $16.8 million to the Company’s other investees.
Software License Agreements
The Company has incurred the following expenses under software license agreements:

	Three Months Ended September 30,
	2025	2024
	(in millions)
Software License Agreements	$42.1	$34.3
Fixed Operating Lease Cost
The Company has incurred the following fixed operating lease costs:

	Three Months Ended September 30,
	2025	2024
	(in millions)
Fixed Operating Lease Cost	$13.5	$10.1
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

In January 2022, the Company executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of its net investment in its subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At September 30, 2025, the Company’s position on the cross-currency swaps was a liability of $15.3 million, and is recorded as part of Other non-current liabilities on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. The Company has elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in the Company’s Condensed Consolidated Statements of Earnings.
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
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect subsidiary, which is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At September 30, 2025, BBPO was in compliance with this net capital requirement. BBPO, as a participant of the Depository Trust Company (“DTC”), is also subject to DTC Section 1.B.iii which requires BBPO to maintain a minimum excess net capital amount. At September 30, 2025, BBPO was in compliance with this excess net capital requirement.
In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At September 30, 2025, Matrix Trust Company was in compliance with its capital requirements.

NOTE 16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three months ended September 30, 2025, and 2024, respectively:

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2025	$(263.6)	$(4.4)	$(4.9)	$(272.9)
Other comprehensive income before reclassifications	30.1	—	—	30.1
Amounts reclassified from accumulated other comprehensive income	—	0.1	0.2	0.3
Balances at September 30, 2025	$(233.6)	$(4.3)	$(4.7)	$(242.5)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2024	$(320.3)	$(5.7)	$(5.7)	$(331.7)
Other comprehensive income before reclassifications	28.9	—	—	28.9
Amounts reclassified from accumulated other comprehensive income	—	0.1	0.2	0.3
Balances at September 30, 2024	$(291.4)	$(5.6)	$(5.5)	$(302.5)

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

	Investor Communication Solutions (a), (b)	Global Technology and Operations (a), (b)	Total Reportable Segments	Corporate and Other (c)	Total
	(in millions)
Three months ended September 30, 2025
Revenues	$1,130.0	$459.5	$1,589.4	$—	$1,589.4
Depreciation and amortization	11.8	12.3	24.1	8.6	32.7
Amortization of acquired intangibles	9.8	41.0	50.8	—	50.8
Amortization of other assets	10.4	26.7	37.1	5.5	42.6
Other direct expenses	881.7	278.5	1,160.3	90.1	1,250.4
Other segment items	89.8	33.7	123.5	(123.5)	—
Earnings (loss) before income taxes	$126.4	$67.3	$193.8	$19.3	$213.1

	Investor Communication Solutions (a), (b)	Global Technology and Operations (a), (b)	Total Reportable Segments	Corporate and Other (c)	Total
	(in millions)
Three months ended September 30, 2024
Revenues	$1,015.6	$407.2	$1,422.9	$—	$1,422.9
Depreciation and amortization	11.1	12.8	23.9	8.4	32.3
Amortization of acquired intangibles	11.6	36.6	48.2	—	48.2
Amortization of other assets	10.6	27.9	38.4	4.3	42.8
Other direct expenses	816.3	249.1	1,065.4	134.0	1,199.4
Other segment items	69.6	33.4	103.1	(103.1)	—
Earnings (loss) before income taxes	$96.5	$47.4	$143.9	$(43.7)	$100.3

(a)Other Direct expenses included in the Segment earnings (loss) before income taxes include interest, distribution, labor, lease, data center, and other expenses that are directly incurred by the segment.
(b)Other segment items include expenses related to centrally managed activities that are allocated to the reportable segments based on usage and other factors.
(c)The primary components of “Corporate and Other” are certain gains, losses, centrally managed activities, and non-operating expenses that have not been allocated to the reportable segments, such as interest expense, and for fiscal year 2026, the unrealized and realized gains or losses, as applicable, on the Company’s digital asset holdings as a result of the quarterly mark to market to remeasure the digital assets to fair market value and gains or losses upon sale. Refer to Note 1, “Basis of Presentation” for further details. Refer to Note 7, “Fair Value of Financial Instruments” for details related to realized and unrealized gains or losses.

NOTE 18. SUBSEQUENT EVENT
On November 3, 2025, Broadridge entered into a subscription agreement to contribute 342 million of its Canton Coins to acquire pre-funded common stock purchase warrants representing an approximate 8% interest in Tharimmune, Inc. (“Tharimmune”) via a private placement in public equity offering. Upon the closing of the offering, which is expected to occur on or about November 6, 2025, Tharimmune intends to execute a digital asset treasury strategy that includes the acquisition of Canton Coins via capital markets activities, generation of Canton Coin rewards by applying to be a Super Validator, and investing in the development of applications on the Canton Network that drive institutional utility, scalability and adoption across capital markets.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words such as “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be,” “on track” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results, performance or achievements may differ materially from the results discussed in this Item 2. because of various factors, including those set forth elsewhere herein. See “Note about forward-looking statements” and “Risk Factors” included in this Quarterly Report on Form 10-Q.
Overview
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
Acquisitions of Businesses
In September 2025, the Company acquired LDI-MAP, LLC (“iJoin”), a retirement plan technology provider specializing in participant onboarding, engagement, and analytics solutions for the retirement industry. iJoin is included in the Company’s ICS reportable segment. In August 2025, the Company acquired Signal Agency Ltd. (“Signal”), a UK-based provider of design, technology and consulting services that support omni-channel communications for financial services and other firms. Signal is included in the Company’s ICS reportable segment. We acquired these businesses for an aggregate purchase price of $70.5 million, net of cash acquired.
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
For asset managers and retirement service providers, we offer data-driven solutions and an end-to-end platform for content management, composition, and omni-channel distribution of regulatory, marketing, and transactional information. Our data and analytics solutions provide investment product distribution data, analytical tools, insights, and research to enable asset managers to optimize product distribution across retail and institutional channels globally. We also provide fiduciary-focused learning and development, software and technology, and data and analytics services to advisors, institutions and asset managers across the retirement and wealth ecosystem. Through our Retirement and Workplace business (“Broadridge Retirement and Workplace”), we provide automated mutual fund and exchange-traded funds trade processing services for financial institutions who submit trades on behalf of their clients such as qualified and non-qualified retirement plans and individual wealth accounts. In addition, our marketing and transactional communications solutions provide a content management and omni-channel distribution platform for marketing and sales communications for asset managers, insurance providers and retirement service providers.
In addition, we provide a range of corporate solutions that revolve around shareholder meetings and proxy, corporate governance and sustainability, regulatory filings and disclosure, and stock transfer services. Our services provide corporate issuers a single source solution that spans the entire corporate disclosure and shareholder communications and corporate disclosure lifecycle. Our shareholder meetings and proxy services and corporate governance and sustainability governance and communications services include a full suite of annual meeting and shareholder engagement solutions which include proxy services, virtual shareholder meeting services, shareholder engagement, and governance and sustainability services. We also offer regulatory filings and disclosure solutions, including annual SEC filing services and capital markets transaction services, and provides registrar, stock transfer and record-keeping services through its transfer agency services.
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

Global Technology and Operations
Our Global Technology and Operations business provides mission-critical, scale infrastructure to the global financial markets. As a leading software as a service (“SaaS”) provider, we offer capital markets, wealth and investment management firms modern technology to enable growth, simplify their technology stacks and mutualize costs. Our highly scalable, resilient, component-based platform automate the front-to-back transaction lifecycle of equity, mutual fund, fixed income, foreign exchange and exchange-traded derivatives, from order capture and execution through trade confirmation, margin, cash management, clearing and settlement, reference data management, reconciliations, securities financing and collateral management, asset servicing, compliance and regulatory reporting, portfolio accounting and custody-related services. Our Wealth Management business provides solutions for advisors and investors and also streamlines back and middle-office operations for broker-dealers by providing systems for critical post-trade activities, including books and records, transaction processing, clearance and settlement, and reporting. Our Investment Management business provides portfolio and order management solutions for traditional and alternative asset managers, which bring insights into trading, portfolio construction, risk and analytics. Our solutions connect asset managers to a global network of broker-dealers for trade execution and post-trade matching and confirmation. In addition, we provide business process outsourcing services for its buy and sell-side clients’ businesses. These services combine Broadridge’s technology with its operations expertise to support the entire trade lifecycle, including securities clearing and settlement, reconciliations, record-keeping, wealth management asset servicing, and custody-related functions.
For capital markets firms, we provide a set of multi-asset, multi-entity, and multi-currency post-trade and trading and connectivity solutions that support processing of securities transactions in equities, options, fixed income securities, foreign exchange, exchange-traded derivatives, and mutual funds. Largely provided on a SaaS basis within large user communities, our technology is a global solution, processing trades, clearance and settlement in over 90 markets. Our solutions enable global capital markets firms to access market liquidity, drive more effective market making and efficient front-to-back trade processing. Through Broadridge Trading and Connectivity Solutions, we offer a set of global front-office trade order and execution management systems and connectivity solutions that enable market participants to connect and trade. The combination of the front-office solutions from the 2021 acquisition of Itiviti Holding AB (“Itiviti”) and our post-trade product suite and other capital markets capabilities enables our clients to streamline their front-to-back technology platforms and operations and increase straight-through-processing efficiencies, across equities, fixed income, exchange-traded derivatives, and other asset classes.
Our Wealth Management business delivers front-to-back technology solutions and other capabilities across the entire wealth management lifecycle and streamlines all aspects of wealth management services, including account management, fee management and client on-boarding. The wealth technology solutions enable full-service, regional and independent broker-dealers and investment advisors to better engage with customers through digital marketing and customer communications tools. We also integrate data, content and technology to drive new customer acquisition, support holistic and personalized advice and cross-sell opportunities. Our advisor solutions help advisors optimize their practice management through customer and account data aggregation and reporting.
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
The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2025 in the 2025 Annual Report.

Critical Accounting Estimates
In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Management continually evaluates the accounting policies and estimates used to prepare the Condensed Consolidated Financial Statements. The estimates, by their nature, are based on judgment, available information, and historical experience and are believed to be reasonable. However, actual amounts and results could differ from these estimates made by management. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. The results of operations reported for the periods presented are not necessarily indicative of the results of operations for subsequent periods. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in the “Critical Accounting Policies” section of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Annual Report.
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
The key performance indicators for the three months ended September 30, 2025, and 2024, are as follows:

	Select Operating Metrics

	Three Months Ended September 30,
	2025	2024

Position Growth
Equity positions	12%	3%
Equity revenue positions	7%	N/A
Mutual fund / ETF positions	2%	6%

Internal Trade Growth	17%	10%

Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the three months ended September 30, 2025, mutual fund proxy revenues were 186% higher compared to the three months ended September 30, 2024. During fiscal year 2025, mutual fund proxy revenues were 75% higher than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For the three months ended September 30, 2025 and for the fiscal year ended June 30, 2025, we reported Closed sales net of a 5.0% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
Closed sales for the three months ended September 30, 2025 were $32.5 million, a decrease of $25.0 million, or 43%, compared to $57.5 million for the three months ended September 30, 2024. Closed sales for the three months ended September 30, 2025 and September 30, 2024 are net of an allowance adjustment of $1.7 million and $3.0 million, respectively.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended September 30, 2025 versus Three Months Ended September 30, 2024
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended September 30, 2025 and 2024, and the dollar and percentage changes between periods:

	Three Months Ended September 30,
			Change
	2025	2024	$	%
	(in millions, except per share amounts)
Revenues	$1,589.4	$1,422.9	$166.6	12
Cost of revenues	1,166.8	1,075.0	91.7	9
Selling, general and administrative expenses	233.9	213.4	20.5	10
Total operating expenses	1,400.7	1,288.4	112.2	9

Operating income	188.8	134.4	54.3	40
Margin	11.9%	9.4%
Interest expense, net	(24.2)	(32.3)	8.1	(25)
Other non-operating income (expenses), net	48.5	(1.9)	50.4	NM
Earnings before income taxes	213.1	100.3	112.8	112
Provision for income taxes	47.7	20.5	27.2	133
Effective tax rate	22.4%	20.4%
Net earnings	$165.4	$79.8	$85.6	107
Basic earnings per share	$1.41	$0.68	$0.73	107
Diluted earnings per share	$1.40	$0.68	$0.72	106

Weighted-average shares outstanding:
Basic	117.0	116.9
Diluted	118.0	118.1
_____________
NM - Not Meaningful

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended September 30, 2025 and 2024, and the dollar and percentage changes between periods:

	Three Months Ended September 30,
			Change
	2025	2024	$	%
	($ in millions)
Recurring revenues	$977.5	$900.3	$77.2	9
Event-driven revenues	113.8	63.0	50.8	81
Distribution revenues	498.1	459.5	38.6	8
Total	$1,589.4	$1,422.9	$166.6	12

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	3pts	2pts	3pts	1pt	9%
Revenues increased $166.6 million, or 12%, to $1,589.4 million from $1,422.9 million.
•Recurring revenues increased $77.2 million, or 9%, to $977.5 million. Recurring revenue growth constant currency (Non-GAAP) was 8%, driven by organic growth and acquisitions in ICS and GTO.
•Event-driven revenues increased $50.8 million, or 81%, driven by a higher volume of mutual fund proxy communications.
•Distribution revenues increased $38.6 million, or 8%, driven by the postage rate increase of approximately $25 million and higher event-driven mailings.
Total operating expenses. Operating expenses increased $112.2 million, or 9%, to $1,400.7 million from $1,288.4 million:
•Cost of revenues - the increase of $91.7 million primarily reflects higher expenses, including postage and distribution costs, in our ICS segment of approximately $38 million, higher expenses related to the SIS acquisition, and higher revenues.
•Selling, general and administrative expenses - the increase of $20.5 million was primarily driven by higher compensation-related expenses.
Interest expense, net. Interest expense, net was $24.2 million, a decrease of $8.1 million, from $32.3 million for the three months ended September 30, 2024. The decrease of $8.1 million was primarily due to lower average borrowings.
Other non-operating income (expenses), net. Other non-operating income, net for the three months ended September 30, 2025 was $48.5 million, compared to Other non-operating expenses, net $1.9 million for the three months ended September 30, 2024, primarily as a result of an unrealized gain on digital assets of $45.8 million in the current year period.
Provision for income taxes.
•Effective tax rate for the three months ended September 30, 2025: 22.4%
•Effective tax rate for the three months ended September 30, 2024: 20.4%
The increase in the effective tax rate for the three months ended September 30, 2025 was primarily driven by an increase in pre-tax income relative to total discrete tax benefits.

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
Revenues

	Three Months Ended September 30,
			Change
	2025	2024	$	%
	($ in millions)
Investor Communication Solutions	$1,130.0	$1,015.6	$114.3	11
Global Technology and Operations	459.5	407.2	52.3	13
Total	$1,589.4	$1,422.9	$166.6	12
Earnings Before Income Taxes

	Three Months Ended September 30,
			Change
	2025	2024	$	%
	($ in millions)
Investor Communication Solutions	$126.4	$96.5	$29.9	31
Global Technology and Operations	67.3	47.4	19.9	42
Other	19.3	(43.7)	63.0	144
Total	$213.1	$100.3	$112.8	112
The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended September 30,
			Change
	2025	2024	$	%
	($ in millions)
Investor Communication Solutions	$9.8	$11.6	$(1.8)	(16)
Global Technology and Operations	41.0	36.6	4.4	12
Total	$50.8	$48.2	$2.6	5

Investor Communication Solutions
Revenues for the three months ended September 30, 2025 increased $114.3 million to $1,130.0 million from $1,015.6 million, and earnings before income taxes increased $29.9 million to $126.4 million from $96.5 million.

	Three Months Ended September 30,
			Change
	2025	2024	$	%
	($ in millions)
Revenues
Recurring revenues	$518.0	$493.1	$24.9	5
Event-driven revenues	113.8	63.0	50.8	81
Distribution revenues	498.1	459.5	38.6	8
Total	$1,130.0	$1,015.6	$114.3	11

Earnings Before Income Taxes
Earnings before income taxes	$126.4	$96.5	$29.9	31
Pre-tax Margin	11.2%	9.5%

	Three Months Ended September 30, 2025
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	4pts	0pts	1pt	0pts	5%
For the three months ended September 30, 2025:
•Recurring revenues increased $24.9 million, or 5%, to $518.0 million. Recurring revenue growth constant currency (Non-GAAP) was 5%, driven by 4pts of Net New Business and 1pt from acquisitions.
•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Regulatory rose 4% and 4%, respectively. Equity revenue position growth was 7% and Mutual fund/ETF position growth was 2%.
◦Data-driven fund solutions rose 3% and 2%, respectively, driven by growth in retirement and workplace products.
◦Issuer rose 6% and 6%, respectively, driven by growth in disclosure solutions and shareholder engagement solutions.
◦Customer communications rose 8% and 8%, respectively, driven by organic growth in digital and print revenues, as well as the acquisition of Signal.
•Event-driven revenues increased $50.8 million, or 81%, driven by a higher volume of mutual fund proxy communications.
•Distribution revenues increased $38.6 million, or 8%, primarily driven by the postage rate increase of approximately $25 million and higher Event-driven mailings.
•Earnings before income taxes increased $29.9 million, or 31%, to $126.4 million, driven by higher Recurring and Event-driven revenues. Operating expenses rose 9%, or $84.4 million to $1,003.5 million driven by the impact of the postage rate increase and volume-related expenses.
•Pre-tax margins increased by 1.7% to 11.2% from 9.5%.

Global Technology and Operations
Revenues for the three months ended September 30, 2025 increased $52.3 million to $459.5 million from $407.2 million, and Earnings before income taxes increased $19.9 million to $67.3 million from $47.4 million.

	Three Months Ended September 30,
			Change
	2025	2024	$	%
	($ in millions)
Revenues
Recurring revenues	$459.5	$407.2	$52.3	13

Earnings Before Income Taxes
Earnings before income taxes	$67.3	$47.4	$19.9	42
Pre-tax Margin	14.6%	11.6%

	Three Months Ended September 30, 2025
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	2pts	4pts	6pts	1pt	13%

For the three months ended September 30, 2025:
•Recurring revenues increased $52.3 million, or 13%, to $459.5 million. Recurring revenue growth constant currency (Non-GAAP) was 12%, driven by 6pts from the acquisition of SIS and 6pts of organic growth.
•By product line, Recurring revenue growth and the corresponding Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Capital Markets rose 8% and 6%, respectively, primarily driven by 5pts of revenue from new sales and 3pts of Internal Growth. Internal Growth included 1pt, or $3.7 million, from digital asset revenues.
◦Wealth and Investment Management rose 22% and 22%, respectively, driven by 17pts from the SIS acquisition and 5pts of organic growth.
•Earnings before income taxes increased $19.9 million, or 42%, to $67.3 million, as higher revenues more than offset higher expenses, including the impact of the SIS acquisition.
•Pre-tax margins increased by 3.0% to 14.6% from 11.6%.
Other
Earnings before income taxes were $19.3 million for the three months ended September 30, 2025, an increase of $63.0 million compared to Loss before income taxes of $43.7 million for the three months ended September 30, 2024.
•The increased Earnings before income taxes for the three months ended September 30, 2025 was primarily due to an unrealized gain on digital assets of $45.8 million and an $8.1 million decline in Interest expense, net.
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
(iv) Unrealized Gains or Losses on Digital Assets, which represents the quarterly mark to market gain or loss recorded to remeasure the Company’s digital asset holdings in the form of Canton Coins to fair market value. Refer to Note 1, “Basis of Presentation” for further details. Refer to Note 7, “Fair Value of Financial Instruments” for details related to realized and unrealized gains or losses.
We exclude Acquisition and Integration Costs, Restructuring and Other Related Costs, and Unrealized Gains or Losses on Digital Assets from our Adjusted Operating income (as applicable) and other adjusted earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and enhances comparability across fiscal reporting periods, as these items are not reflective of our underlying operations or performance.
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

Reconciliation of Non-GAAP measures to the most directly comparable GAAP measures (unaudited)

	Three Months Ended September 30,
	2025	2024
	(in millions)
Operating income (GAAP)	$188.8	$134.4
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	50.8	48.2
Acquisition and Integration Costs	7.2	2.2
Restructuring and Other Related Costs (a)	4.4	—
Adjusted Operating income (Non-GAAP)	$251.2	$184.8
Operating income margin (GAAP)	11.9%	9.4%
Adjusted Operating income margin (Non-GAAP)	15.8%	13.0%

	Three Months Ended September 30,
	2025	2024
	(in millions)
Net earnings (GAAP)	$165.4	$79.8
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	50.8	48.2
Acquisition and Integration Costs	7.2	2.2
Restructuring and Other Related Costs (a)	4.4	—
Unrealized Gains or Losses on Digital Assets	(45.8)	—
Subtotal of adjustments	16.6	50.3
Tax impact of adjustments (b)	(3.9)	(11.9)
Adjusted Net earnings (Non-GAAP)	$178.1	$118.3

	Three Months Ended September 30,
	2025	2024
Diluted earnings per share (GAAP)	$1.40	$0.68
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.43	0.41
Acquisition and Integration Costs	0.06	0.02
Restructuring and Other Related Costs (a)	0.04	—
Unrealized Gains or Losses on Digital Assets	(0.39)	—
Subtotal of adjustments	0.14	0.43
Tax impact of adjustments (b)	(0.03)	(0.10)
Adjusted earnings per share (Non-GAAP)	$1.51	$1.00
(a) Restructuring and Other Related Costs for the three months ended September 30, 2025 consists of severance and other costs related to the closure of substantially all operations of a production facility. Costs incurred are not reflected in segment profit and are recorded within Corporate and Other. The total estimated pre-tax costs for actions and associated costs related to the closure are approximately $20 million to $25 million and are expected to be completed by the end of the second quarter of fiscal year 2026.

(b) Calculated using the GAAP effective tax rate, adjusted to exclude $1.9 million and $3.1 million of excess tax benefits associated with stock-based compensation for the three months ended September 30, 2025 and 2024, respectively. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Three Months Ended September 30,
	2025	2024
	(in millions)
Net cash flows from operating activities (GAAP)	$42.3	$(125.5)
Capital expenditures and Software purchases and capitalized internal use software	(29.6)	(32.1)
Free cash flow (Non-GAAP)	$12.7	$(157.6)

	Three Months Ended September 30, 2025

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	4%	3%	6%	8%	5%
Impact of foreign currency exchange	0%	(1%)	0%	0%	0%
Recurring revenue growth constant currency (Non-GAAP)	4%	2%	6%	8%	5%

	Three Months Ended September 30, 2025

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	8%	22%	13%
Impact of foreign currency exchange	(1%)	0%	(1%)
Recurring revenue growth constant currency (Non-GAAP)	6%	22%	12%

Three Months Ended September 30, 2025

Consolidated	Total
Recurring revenue growth (GAAP)	9%
Impact of foreign currency exchange	(1%)
Recurring revenue growth constant currency (Non-GAAP)	8%

Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	September 30, 2025	June 30, 2025
	(in millions)
Cash and cash equivalents:
Domestic cash	$42.4	$326.2
Cash held by foreign subsidiaries	181.4	174.6
Cash held by regulated entities	67.0	60.7
Total cash and cash equivalents	$290.7	$561.5

At September 30, 2025, Cash and cash equivalents were $290.7 million and Total stockholders’ equity was $2,635.1 million. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
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

Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at September 30, 2025	Carrying value at September 30, 2025	Carrying value at June 30, 2025	Unused Available Capacity	Fair Value at September 30, 2025
			(in millions)
Current portion of long-term debt
Fiscal 2016 Senior Notes	June 2026	$500.0	$499.5	$499.3	$—	$497.5
Total		$500.0	$499.5	$499.3	$—	$497.5

Long-term debt, excluding current portion
Fiscal 2025 Revolving Credit Facility:
U.S. dollar tranche	December 2029	$160.0	$160.0	$—	$840.0	$160.0
Multicurrency tranche	December 2029	134.1	134.1	133.5	365.9	134.1
Total Revolving Credit Facility		$294.1	$294.1	$133.5	$1,205.9	$294.1

Fiscal 2026 Term Loan	August 2030	$750.0	$746.9	$879.1	$—	$750.0

Fiscal 2020 Senior Notes	December 2029	750.0	746.2	746.0	—	708.8
Fiscal 2021 Senior Notes	May 2031	1,000.0	994.6	994.4	—	904.2
Total Senior Notes		$1,750.0	$1,740.8	$1,740.3	$—	$1,613.0

Total long-term debt		$2,794.1	$2,781.8	$2,753.0	$1,205.9	$2,657.0

Total debt		$3,294.1	$3,281.3	$3,252.3	$1,205.9	$3,154.5
Future principal payments on our outstanding debt are as follows:

Years ending June 30,	2026	2027	2028	2029	2030	Thereafter	Total
(in millions)	$500.0	$—	$—	$—	$1,044.1	$1,750.0	$3,294.1
The Fiscal 2025 Revolving Credit Facility, Fiscal 2026 Term Loan, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
Please refer to Note 11, “Borrowings” to our Condensed Consolidated Financial Statements in Item 1. of Part I of this Quarterly Report on Form 10-Q for a more detailed discussion.

Cash Flows

	Three Months Ended September 30,
			Change
	2025	2024	$
	(in millions)
Net cash flows from operating activities	$42.3	$(125.5)	$167.8
Net cash flows from investing activities	(100.0)	(40.1)	(59.9)
Net cash flows from financing activities	(214.2)	151.8	(366.0)
Effect of exchange rate changes on Cash and cash equivalents	1.1	2.1	(1.1)
Net change in Cash and cash equivalents	$(270.8)	$(11.6)	$(259.2)

Free cash flow:
Net cash flows from operating activities (GAAP)	$42.3	$(125.5)	$167.8
Capital expenditures and Software purchases and capitalized internal use software	(29.6)	(32.1)	2.5
Free cash flow (Non-GAAP)	$12.7	$(157.6)	$170.3

The increase in cash from operating activities of $167.8 million in the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was due to an increase in Net earnings of $85.6 million, a decrease in cash used for Accounts payable, accrued expenses and taxes payable of $141.9 million, all included in the change in Payables and accrued expenses, partially offset by an increase in accounts receivable of $45.0 million.
The decrease in cash from investing activities of $59.9 million in the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily driven by increased acquisition spend of $47.8 million and an increase in cash used for other investing activities of $14.6 million.
The decrease in cash from financing activities of $366.0 million in the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily reflects a decrease in net borrowings of $202.6 million, an increase in cash used for stock buybacks of $150.2 million, and an increase in dividends paid of $9.7 million.
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
Contractual Obligations
Data Center Agreements
The Company is a party to an Amended and Restated IT Services Agreement with Kyndryl, Inc. (“Kyndryl”), an entity formed by IBM’s spin-off of its managed infrastructure services business, under which Kyndryl provides certain aspects of the Company’s information technology infrastructure, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. The Amended and Restated IT Services Agreement expires on June 30, 2027, however the Company may renew the agreement for up to one additional 12-month period. Fixed minimum commitments remaining under the Amended and Restated IT Services Agreement at September 30, 2025 are $53.3 million through June 30, 2027, the final year of the Amended and Restated IT Services Agreement.
Broadridge Software Limited, a subsidiary of the Company is party to the SIS Services Agreement with Kyndryl Canada, under which Kyndryl Canada provides infrastructure managed services for the SIS Business. The SIS Services Agreement expires on October 31, 2029. Fixed minimum commitments remaining under the SIS Services Agreement at December 31, 2024 are $129.9 million through October 31, 2029, the final year of the SIS Services Agreement.

The Company is a party to an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which Kyndryl operates, manages and supports the Company’s private cloud global distributed platforms and products, and operates and manages certain Company networks. The Private Cloud Agreement expires on March 31, 2030. Fixed minimum commitments remaining under the Private Cloud Agreement at September 30, 2025 are $74.2 million through March 31, 2030, the final year of the contract.
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at September 30, 2025 are $70.1 million through December 31, 2026.
Other
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $28.6 million as of September 30, 2025, which represents the carrying value of the Company's investments.
In addition, as of September 30, 2025, the Company has future commitments to fund $16.8 million to the Company’s other investees.
Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at September 30, 2025.
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
In January 2022, we executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of our net investment in our subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of our U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At September 30, 2025, our position on the cross-currency swaps was a liability of $15.3 million, and is recorded as part of Other non-current liabilities on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. We have elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in our Condensed Consolidated Statements of Earnings.
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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures about market risk previously disclosed in Item 7A. of our 2025 Annual Report.
Item 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. The Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2025 were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A. to Part I in our 2025 Annual Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2025 Annual Report other than the risk set forth below.
We may incur significant charges or losses in the future associated with our portfolio of intangible assets, including goodwill and digital assets.
As a result of past acquisitions, we carry a significant amount of goodwill and other acquired intangible assets on our balance sheet. In addition, we also defer certain costs to onboard a client or convert a client’s systems to function with our technology. Goodwill, intangible assets, net, and deferred client conversion and start-up costs accounted for approximately 67% of the total assets on our balance sheet as of June 30, 2025. We test goodwill for impairment annually as of March 31st and we test goodwill, intangible assets, net, and deferred client conversion and start-up costs for impairment at other times if events have occurred or circumstances exist that indicate the carrying value of such assets may no longer be recoverable. It is possible we may incur impairment charges in the future, particularly in the event of a prolonged economic recession or loss of a key client or clients. A significant non-cash impairment could have a material adverse effect on our results of operations.
Additionally, we may hold digital or crypto assets, a relatively new and evolving asset class and technological innovation that is subject to a high degree of uncertainty and risk. For example, we receive and hold digital assets in the form of Canton Coins. These risks include, but are not limited to, market volatility, potential for fraud or theft, cyberattacks, loss or theft of electronic wallet keys, and rapidly changing or unsettled legal, regulatory, and market standards. The value of digital assets is highly speculative and can fluctuate dramatically, and determining their fair value can be particularly challenging. Events such as diminished adoption, negative regulatory developments, or technological changes may result in significant reductions to the value of digital assets we hold or even the total loss of such assets. In addition, the ability to convert digital assets to fiat currency may be limited or nonexistent. Furthermore, as legal and regulatory requirements for digital assets continue to evolve, we could face additional compliance costs, restrictions, or liabilities, and any significant loss in value or adverse developments relating to digital assets could impact our financial condition and results of operations.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our first fiscal quarter ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2025 - July 31, 2025	—	$—	—	6,829,217
August 1, 2025 - August 31, 2025	572,489	262.90	570,555	6,258,662
September 1, 2025 - September 30, 2025	—	—	—	6,258,662
Total	572,489	$262.90	570,555
_____________

(1)Represents shares purchased from employees to pay taxes related to the vesting of stock-based compensation awards.
(2)During the fiscal quarter ended September 30, 2025, the Company repurchased 570,555 shares of common stock at an average price of $262.92 under its share repurchase program. At September 30, 2025, the Company had 6,258,662 shares available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

Item 5.    OTHER INFORMATION
None.

Item 6.    EXHIBITS
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Form of Stock Option Grant Award Agreement for U.S. Non-Employee Directors

10.2	Form of Stock Option Grant Award Agreement for U.S. Corporate Officers

10.3	Form of Restricted Stock Unit Grant Award Agreement (Performance-Based) for U.S. Corporate Officers

10.4	Form of Restricted Stock Unit Grant Award Agreement (Time-Based) for U.S. Corporate Officers

10.5
Term Credit Agreement, dated August 21, 2025, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 21, 2025).

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2025 and 2024, (ii) condensed consolidated statements of comprehensive income for the three months ended September 30, 2025 and 2024, (iii) condensed consolidated balance sheets as of September 30, 2025 and June 30, 2025, (iv) condensed consolidated statements of cash flows for the three months ended September 30, 2025 and 2024, (v) condensed consolidated statements of stockholders’ equity for the three months ended September 30, 2025 and 2024, and (vi) the notes to the condensed consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: November 4, 2025	By:	/s/ Ashima Ghei
Ashima Ghei
Corporate Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)