Form 10-Q
period 2026-03-31
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2026-04-30
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 27, 2026, was 115,658,297 shares.

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

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended March 31,		Nine Months Ended March 31,
		2026	2025	2026	2025
Revenues	(Note 3)	$1,953.6	$1,811.7	$5,256.9	$4,823.7
Operating expenses:
Cost of revenues		1,326.7	1,235.9	3,733.8	3,456.7
Selling, general and administrative expenses		267.4	230.9	768.8	677.1
Total operating expenses		1,594.1	1,466.8	4,502.6	4,133.8
Operating income		359.5	344.9	754.3	689.9
Interest expense, net	(Note 5)	(25.1)	(31.1)	(73.1)	(96.1)
Other non-operating income (expenses), net		6.2	(2.8)	242.7	(6.6)
Earnings before income taxes		340.6	310.9	923.9	587.2
Provision for income taxes	(Note 14)	64.3	67.8	197.7	121.9
Net earnings		$276.3	$243.1	$726.2	$465.3

Basic earnings per share		$2.38	$2.07	$6.22	$3.97
Diluted earnings per share		$2.36	$2.05	$6.18	$3.93

Weighted-average shares outstanding:
Basic	(Note 4)	116.3	117.2	116.7	117.1
Diluted	(Note 4)	117.0	118.5	117.6	118.3

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net earnings	$276.3	$243.1	$726.2	$465.3
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(46.1)	(26.7)	27.3	(46.7)
Pension and post-retirement liability adjustment, net of taxes of $(0.0) and $(0.0) for the three months ended March 31, 2026 and 2025, respectively and $(0.1) and $(0.1) for the nine months ended March 31, 2026 and 2025, respectively	0.1	0.1	0.2	0.3
Cash flow hedge amortization, net of taxes of $(0.1) and $(0.1) for the three months ended March 31, 2026 and 2025, respectively and $(0.2) and $(0.2) for the nine months ended March 31, 2026 and 2025, respectively	0.2	0.2	0.6	0.6
Total other comprehensive income (loss), net	(45.8)	(26.4)	28.1	(45.8)
Comprehensive income	$230.5	$216.6	$754.4	$419.5

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		March 31, 2026	June 30, 2025
Assets
Current assets:
Cash and cash equivalents		$304.8	$561.5
Accounts receivable, net of allowance for doubtful accounts of $14.8 and $12.5, respectively		1,319.3	1,077.1
Other current assets		173.5	178.5
Total current assets		1,797.7	1,817.1
Property, plant and equipment, net		160.1	170.1
Goodwill		3,735.2	3,609.6
Intangible assets, net		1,159.0	1,277.4
Deferred client conversion and start-up costs	(Note 8)	822.2	842.9
Other non-current assets	(Note 9)	1,105.0	827.9
Total assets		$8,779.2	$8,545.0
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	(Note 11)	$499.8	$499.3
Payables and accrued expenses	(Note 10)	1,143.4	1,112.8
Contract liabilities		263.4	249.1
Total current liabilities		1,906.6	1,861.2
Long-term debt	(Note 11)	2,727.2	2,753.0
Deferred taxes		350.7	261.0
Contract liabilities		333.5	429.2
Other non-current liabilities	(Note 12)	642.4	585.5
Total liabilities		5,960.4	5,889.9
Commitments and contingencies	(Note 15)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: 650.0 shares authorized; 154.5 and 154.5 shares issued, respectively; and 115.7 and 117.1 shares outstanding, respectively		1.6	1.6
Additional paid-in capital		1,744.5	1,663.0
Retained earnings		4,266.7	3,862.5
Treasury stock, at cost: 38.8 and 37.3 shares, respectively		(2,949.2)	(2,599.0)
Accumulated other comprehensive income (loss)	(Note 16)	(244.8)	(272.9)
Total stockholders’ equity		2,818.8	2,655.1
Total liabilities and stockholders’ equity		$8,779.2	$8,545.0

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net earnings	$726.2	$465.3
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	101.6	97.6
Amortization of acquired intangibles and purchased intellectual property	155.2	146.6
Amortization of other assets	126.2	128.0
Write-down of long-lived asset and related charges	3.8	3.3
Stock-based compensation expense	66.7	57.4
Deferred income taxes	65.1	(37.5)
Digital assets change in fair market value	(235.0)	—
Other	(29.4)	(12.0)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(215.7)	(89.5)
Other current assets	(0.6)	7.2
Payables and accrued expenses	(22.4)	(220.5)
Contract liabilities	62.2	39.8
Other non-current assets	(120.8)	(108.5)
Other non-current liabilities	(15.1)	(5.5)
Net cash flows from operating activities	668.2	471.6
Cash Flows From Investing Activities
Capital expenditures	(35.1)	(28.2)
Software purchases and capitalized internal use software	(42.1)	(50.3)
Acquisitions, net of cash acquired	(121.0)	(193.5)
Other investing activities	(27.1)	(4.2)
Net cash flows from investing activities	(225.4)	(276.1)
Cash Flows From Financing Activities
Debt proceeds	988.5	920.3
Debt repayments	(1,016.8)	(837.3)
Dividends paid	(330.7)	(299.2)
Purchases of Treasury stock	(352.9)	(4.2)
Proceeds from exercise of stock options	21.7	51.6
Other financing activities	(7.8)	(8.7)
Net cash flows from financing activities	(697.9)	(177.5)
Effect of exchange rate changes on Cash and cash equivalents	(1.7)	(5.2)
Net change in Cash and cash equivalents	(256.7)	12.8
Cash and cash equivalents, beginning of period	561.5	304.4
Cash and cash equivalents, end of period	$304.8	$317.2
Supplemental disclosure of cash flow information:
Cash payments made for interest	$66.4	$90.8
Cash payments made for income taxes, net of refunds	$153.5	$212.1
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment and software	$0.4	$7.4
Accrual of unpaid stock repurchase excise tax	$2.9	$—
             Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2025	154.5	$1.6	$1,721.2	$4,103.3	$(2,747.8)	$(198.9)	$2,879.2
Comprehensive income (loss)	—	—	—	276.3	—	(45.8)	230.5
Cumulative effect of change in accounting principle (a)	—	—	—	—	—	—	—
Stock option exercises	—	—	3.5	—	—	—	3.5
Stock-based compensation	—	—	20.7	—	—	—	20.7
Treasury stock acquired (1.1 shares)	—	—	—	—	(202.3)	—	(202.3)
Treasury stock reissued (less than 0.1 shares)	—	—	(0.9)	—	0.9	—	—
Common stock dividends ($0.975 per share)	—	—	—	(112.8)	—	—	(112.8)
Balances, March 31, 2026	154.5	$1.6	$1,744.5	$4,266.7	$(2,949.2)	$(244.8)	$2,818.8

	Nine Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2025	154.5	$1.6	$1,663.0	$3,862.5	$(2,599.0)	$(272.9)	$2,655.1
Comprehensive income (loss)	—	—	—	726.2	—	28.1	754.4
Cumulative effect of change in accounting principle (a)	—	—	—	18.4	—	—	18.4
Stock option exercises	—	—	21.2	—	—	—	21.2
Stock-based compensation	—	—	66.0	—	—	—	66.0
Treasury stock acquired (1.7 shares)	—	—	—	—	(355.8)	—	(355.8)
Treasury stock reissued (0.2 shares)	—	—	(5.6)	—	5.6	—	—
Common stock dividends ($2.925 per share)	—	—	—	(340.4)	—	—	(340.4)
Balances, March 31, 2026	154.5	$1.6	$1,744.5	$4,266.7	$(2,949.2)	$(244.8)	$2,818.8
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
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with SEC requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest, entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC on August 5 2025. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position on March 31, 2026 and June 30, 2025, the results of its operations for the three and nine months ended March 31, 2026 and 2025, its cash flows for the nine months ended March 31, 2026 and 2025, and its changes in stockholders’ equity for the three and nine months ended March 31, 2026 and 2025.

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
In March 2026, the Canton Network approved a framework under which Super Validators may voluntarily lock a specified percentage of their aggregate lifetime earned Canton Coins to maintain the level at which the Company earns Canton Coins (“Super Validator Weight”). The amount of Super Validator Weight assigned to a participant is based on the percentage of lifetime Canton Coins that remain actively locked. The framework applies to both historical and future earned Canton Coins, and the required lock thresholds decline over time. Super Validators can unlock tokens at any time. Once unlocked, tokens are released gradually over a year. The Company has elected to lock 70% of the lifetime and future earned Canton Coins, which allows it to retain its current Super Validator Weight. The final Locking Commitment election is scheduled to impact the receipt of future Super Validator Canton Coins earned beginning in May 2026.
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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU No. 2023-09”), which requires an entity to annually disclose specific categories in the effective tax rate reconciliation, additional information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. ASU No. 2023-09 is effective for the Company for annual periods beginning with our fiscal year ending June 30, 2026. This ASU will result in additional disclosures with no impact to the Company's Consolidated Balance Sheets or Consolidated Statements of Earnings, Comprehensive Income, Equity, or Cash Flows.
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
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”, which clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. generally accepted accounting principles. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. ASU No. 2025-11 is effective for the Company in the first quarter of fiscal year 2029. The amendments in this ASU must be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to any or all prior periods presented in the financial statements. Early adoption of the amendments is permitted. The adoption of ASU 2025-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.
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
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which permits entities to elect a practical expedient to assume current conditions as of the balance sheet date will not change for the remaining life of accounts receivable and contract assets when developing forecasts as part of estimating expected credit losses. ASU No. 2025-05 is effective for the Company in the first quarter of fiscal year 2027. The amendments should be applied prospectively. Early adoption of the amendments is permitted. The Company’s early adoption of ASU 2025-05 in the third quarter of fiscal year 2026 and use of the practical expedient did not have a material impact on its consolidated financial statements.
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

•Global Technology and Operations—Revenues are generated primarily from fees for trade processing and related services. Revenue is recognized over time as the Company satisfies its performance obligation by delivering services to the client. The Company’s arrangements for processing and related services typically consist of an obligation to provide specific services to its clients on a when and if needed basis (a stand ready obligation) with revenue recognized from the satisfaction of the performance obligations on a monthly basis generally in the amount billable to the client. These services are generally provided under variable priced arrangements based on volume of service and can include minimum monthly usage fees. Client service agreements often include up-front consideration in addition to the recurring fee for trade processing. Up-front implementation fees, as well as certain enhancements to existing technology platforms, are deferred and recognized on a straight-line basis over the service term of the contract which corresponds to the timing of transfer of value to the client that commences after client acceptance when the processing term begins. In addition, revenue is also generated from the fulfillment of professional services engagements which are generally priced on a time and materials or fixed price basis, and are recognized as the services are provided to the client which corresponds to the timing of transfer of value to the client. The Company generally recognizes license revenues from software term licenses installed on clients’ premises upon delivery and acceptance of the software license, assuming a contract is deemed to exist, and recognizes revenue attributed to the associated software maintenance and support obligation over the contract term. Software term license revenue is not a significant portion of the Company’s revenues. In addition, the Company earns revenue as a result of its performance of services related to the Canton Network. During the three and nine months ended March 31, 2026, the Company recognized revenue of $3.5 million and $14.7 million, respectively, related to those services. Refer to Note 1, “Basis of Presentation” for details.
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

	Three Months Ended March 31,		Nine Months Ended March 31,

	2026	2025	2026	2025
	(in millions)
Investor Communication Solutions
Regulatory	$399.4	$365.0	$845.4	$765.4
Data-driven fund solutions	125.7	114.8	349.4	337.4
Issuer	65.3	60.5	136.9	127.4
Customer communications	209.3	199.5	575.6	542.8
Total ICS Recurring revenues	799.8	739.8	1,907.3	1,773.0

Equity and other	40.2	31.4	103.4	77.2
Mutual funds	32.4	21.3	173.6	163.2
Total ICS Event-driven revenues	72.7	52.7	277.0	240.3

Distribution revenues	592.8	555.0	1,644.2	1,499.0

Total ICS Revenues	$1,465.3	$1,347.5	$3,828.5	$3,512.3

Global Technology and Operations
Capital markets	$295.5	$289.4	$877.1	$829.9
Wealth and investment management	192.8	174.7	551.3	481.5
Total GTO Recurring revenues	$488.3	$464.1	1,428.4	1,311.4

Total Revenues	$1,953.6	$1,811.7	$5,256.9	$4,823.7

Revenues by Type
Recurring revenues	$1,288.1	$1,203.9	$3,335.7	$3,084.3
Event-driven revenues	72.7	52.7	277.0	240.3
Distribution revenues	592.8	555.0	1,644.2	1,499.0
Total Revenues	$1,953.6	$1,811.7	$5,256.9	$4,823.7

Contract Balances
The following table provides information about contract assets and liabilities:

	March 31, 2026	June 30, 2025
	(in millions)
Contract assets	$140.1	$137.5
Contract liabilities	$596.9	$678.3

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
The Company recognized $278.7 million of revenue during the nine months ended March 31, 2026 that was included in the contract liability balance as of June 30, 2025. During the nine months ended March 31, 2026, contract assets increased due to a difference between the timing of billing and the revenue recognition of software term license revenues, while contract liabilities decreased primarily as a result of the delivery of a software term license to a client, with an equal and offsetting impact to the Company’s internal use software assets.
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
The computation of diluted EPS excluded 1.3 million options and restricted stock units to purchase Broadridge common stock for the three months ended March 31, 2026, and 0.9 million options and restricted stock units to purchase Broadridge common stock for the nine months ended March 31, 2026, as the effect of their inclusion would have been anti-dilutive.
The computation of diluted EPS excluded 0.3 million options and restricted stock units to purchase Broadridge common stock for the three months ended March 31, 2025, and 0.5 million options and restricted stock units to purchase Broadridge common stock for the nine months ended March 31, 2025, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in millions)
Weighted-average shares outstanding:
Basic	116.3	117.2	116.7	117.1
Common stock equivalents	0.7	1.3	0.9	1.2
Diluted	117.0	118.5	117.6	118.3

NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in millions)
Interest expense on borrowings	$(27.3)	$(33.5)	$(82.9)	$(106.0)
Interest income	2.3	2.4	9.9	9.8
Interest expense, net	$(25.1)	$(31.1)	$(73.1)	$(96.1)
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

FISCAL YEAR 2026 BUSINESS COMBINATIONS
In January 2026, the Company acquired Acolin Group Holdco Limited (“Acolin”). Acolin is a European provider of cross-border fund distribution and regulatory services. Acolin is included in the Company’s ICS reportable segment. The aggregate purchase price included $65.4 million in cash, $2.4 million in deferred payments, and contingent consideration with a fair value of $16.9 million. The contingent consideration is payable through fiscal year 2027 upon the achievement by the acquired business of certain defined revenue targets. Net tangible liabilities assumed in the transaction were $10.7 million. This acquisition resulted in $73.9 million of Goodwill, which is not tax deductible. Intangible assets acquired, which totaled $21.4 million, consist primarily of customer relationships and software technology, which are being amortized over a seven-year life and a five-year life, respectively.
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
The following tables set forth the Company’s financial assets and liabilities at March 31, 2026 and June 30, 2025, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.8	$—	$—	$0.8
Other non-current assets:
Securities (a)	204.6	—	—	204.6
Derivative asset	—	8.1	—	8.1
Pre-funded warrants	—	56.4	—	56.4
Digital assets	217.8	—	—	217.8
Total assets as of March 31, 2026	$423.3	$64.5	$—	$487.8
Liabilities:
Contingent consideration obligations	—	—	40.6	40.6
Total liabilities as of March 31, 2026	$—	$—	$40.6	$40.6

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.7	$—	$—	$0.7
Other non-current assets:
Securities (a)	195.2	—	—	195.2
Total assets as of June 30, 2025	$195.9	$—	$—	$195.9
Liabilities:
Derivative liability	$—	$24.6	$—	$24.6
Contingent consideration obligations	—	—	14.0	14.0
Total liabilities as of June 30, 2025	$—	$24.6	$14.0	$38.6
_________
(a) Includes investments related to the Company’s Defined Benefit Pension Plans and Executive Retirement and Savings Plan (the “ERSP”).
In addition, the Company has non-marketable securities with a carrying amount of $69.6 million and $60.5 million as of March 31, 2026 and June 30, 2025, respectively, that to the extent they have been remeasured during the period are classified as Level 2 financial assets and included as part of Other non-current assets on the Condensed Consolidated Balance Sheets.
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
The following table presents the Company’s Canton Coin holdings as of March 31, 2026:

	March 31, 2026
	Quantity of Coins		Cost Basis	Fair Value
			($ in millions)
Canton Coins	1.5	billion	$11.5	$217.8
Prior to the second fiscal quarter of 2026, Canton Coins were classified as Level 3 within the fair value hierarchy because the valuation required assumptions that were both significant and unobservable. During the quarter ended December 31, 2025, the Company’s digital asset holdings were transferred from Level 3 to Level 1 as Canton Coins were listed on several public exchanges, and therefore quoted market prices in active markets were available. As of March 31, 2026, the Company’s Canton Coin holdings were measured at fair value based on quoted market prices from the Company’s principal market.
Digital Asset Loan Receivable, net
During the second quarter of fiscal year 2026, Broadridge contributed 342 million of its Canton Coins with a total fair value of $53.1 million at the time of the transaction for 17.3 million pre-funded common stock purchase warrants (the “Warrants”) representing an interest in Canton Strategic Holdings, Inc. (“CNTN”), formerly Tharimmune, Inc. in conjunction with a private placement in public equity offering (the “Canton Digital Asset Treasury”). Upon exercise, the Warrants entitle the Company to receive an equal number of shares of common stock of CNTN. Upon closing of the offering, CNTN began to execute a digital asset treasury strategy that includes the acquisition of Canton Coins via capital markets activities, generation of Canton Coins by applying to be a Super Validator, and investing in the development of applications on the Canton Network that drive institutional utility, scalability and adoption across capital markets.

The approval of CNTN’s shareholders was required to authorize the issuance of common stock upon exercise of the Warrants that Broadridge received in exchange for the contribution of the Canton Coins. The arrangement stipulates that the transaction would unwind if shareholder approval to issue the shares was not obtained by May 13, 2026, which would result in the return of the Canton Coins to Broadridge and cancellation of the Warrants. Because such approval had not been obtained as of December 31, 2025, for the second quarter of fiscal year 2026, the transaction was considered a collateralized lending transaction for accounting purposes, whereby CNTN borrowed the Canton Coins from Broadridge and collateralized the borrowing with the Warrants issued to Broadridge. Upon close of the transaction, Broadridge derecognized the Canton Coins, recognized a $53.1 million realized gain, and recognized a Digital Asset Loan Receivable at fair value, net of a reserve for estimated credit losses included in Other non-current assets on the Condensed Consolidated Balance Sheet. The collateral (i.e. the Warrants) was not recognized by Broadridge and would only be recognized in the event of CNTN’s default.
On January 30, 2026, CNTN’s shareholders approved the issuance of its common stock upon the exercise of the Warrants. As a result, the Digital Asset Loan Receivable, net was derecognized and the Warrants were recognized on the Condensed Consolidated Balance Sheet at their fair value, determined based on the CNTN publicly traded shares, resulting in a $34.1 million realized gain for the third quarter of fiscal year 2026. The Warrants continue to be remeasured to fair market value at the end of each reporting period, which resulted in an unrealized loss of $28.0 million for the third quarter of fiscal year 2026.
The Warrants are classified as Level 2. The Warrants are exercisable in three tranches with two-thirds of the Warrants currently exercisable and one-third of the Warrants subject to lock-up restrictions through May 5, 2026.
The following tables set forth an analysis of changes during the three and nine months ended March 31, 2026, in Level 3 financial assets and liabilities of the Company. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year.
Digital Assets

	Three Months Ended March 31,	Nine Months Ended March 31,
	2026	2026
	(in millions)
Beginning balance	$—	$—
Opening Retained Earnings Adjustment	—	24.5
Beginning-of-period Level 3 transfer-out value	—	(24.5)
Ending balance	$—	$—
During the three months ended March 31, 2026, there were no realized losses relating to digital assets, and the Company recognized unrealized losses totaling $0.5 million included as a component of Other non-operating income (expenses), net on the Statements of Earnings. During the nine months ended March 31, 2026, the Company recognized realized and unrealized gains on digital assets totaling $58.4 million and $181.9 million, respectively, included as a component of Other non-operating income (expenses), net on the Statements of Earnings. There were no realized gains or realized losses recorded on the disposition of Level 3 digital assets during the three and nine months ended March 31, 2025.
The Company did not incur any Level 3 fair value asset impairments during the nine months ended March 31, 2026 and 2025, respectively.
Contingent consideration obligations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in millions)
Beginning balance	$22.5	$14.0	$14.0	$14.0
Additional contingent consideration incurred	17.2	—	25.7	—
Net increase in contingent consideration liability	1.2	—	1.2	—
Foreign currency impact on contingent consideration liability	(0.4)	—	(0.4)	—
Ending balance	$40.6	$14.0	$40.6	$14.0

NOTE 8. DEFERRED CLIENT CONVERSION AND START-UP COSTS
Deferred client conversion and start-up costs consisted of the following:

	March 31, 2026	June 30, 2025
	(in millions)
Deferred client conversion and start-up costs	$818.8	$837.5
Other start-up costs	3.4	5.4
Total	$822.2	$842.9
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
Deferred client conversion and start-up costs of $822.2 million as of March 31, 2026 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $818.8 million, as well as other start-up costs of $3.4 million. Deferred client conversion and start-up costs of $842.9 million as of June 30, 2025 consist of costs incurred to set-up or convert a client’s systems to function with the Company’s technology of $837.5 million, as well as other start-up costs of $5.4 million.
The total amount of Deferred client conversion and start-up costs and Deferred sales commission costs amortized in Operating expenses during the three months ended March 31, 2026 and 2025, were $37.1 million and $36.8 million, respectively.
The total amount of Deferred client conversion and start-up costs and Deferred sales commission costs amortized in Operating expenses during the nine months ended March 31, 2026 and 2025, were $110.2 million and $111.5 million, respectively.
NOTE 9. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	March 31, 2026	June 30, 2025
	(in millions)
Long-term investments	$330.4	$299.2
Digital assets (a)	217.8	—
ROU assets (b)	144.2	176.1
Contract assets (c)	140.1	137.5
Deferred sales commissions costs	125.5	131.7
Long-term broker fees	18.4	24.3
Deferred data center costs (d)	5.7	8.3
Other (e)	122.8	50.9
Total	$1,105.0	$827.9
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

(e) Includes $56.4 million of Warrants as of March 31, 2026 related to the Company's contribution of Canton Coins to CNTN during the second quarter of fiscal year 2026. Please refer to Note 7, “Fair Value of Financial Instruments” for a further discussion.
Includes $8.1 million derivative assets as of March 31, 2026 related to the Company’s cross-currency swap derivative contracts. The derivative was in a liability position as of June 30, 2025 and was included within Other non-current liabilities. Please refer to Note 12, “Other Non-Current Liabilities” for details. Please refer to Note 15, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.
NOTE 10. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	March 31, 2026	June 30, 2025
	(in millions)
Accounts payable	$235.9	$220.3
Employee compensation and benefits	337.8	372.8
Accrued dividend payable	112.8	103.1
Accrued broker fees	115.4	137.0
Customer deposits	97.0	84.4
Business process outsourcing administration fees	54.2	52.6
Operating lease liabilities	38.9	37.2
Accrued taxes	36.6	60.1
Other	114.9	45.4
Total	$1,143.4	$1,112.8
Restructuring Charges

The total Employee compensation and benefits liability within the table above of $337.8 million and $372.8 million for March 31, 2026 and June 30, 2025, respectively, includes a restructuring liability of $9.7 million and $22.7 million as of March 31, 2026 and June 30, 2025, respectively.

NOTE 11. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at March 31, 2026	Carrying value at March 31, 2026	Carrying value at June 30, 2025	Unused Available Capacity	Fair Value at March 31, 2026
			(in millions)
Current portion of long-term debt
Fiscal 2016 Senior Notes	June 2026	$500.0	$499.8	$499.3	$—	$498.8
Total		$500.0	$499.8	$499.3	$—	$498.8

Long-term debt, excluding current portion
Fiscal 2025 Revolving Credit Facility:
U.S. dollar tranche	December 2029	$170.0	$170.0	$—	$830.0	$170.0
Multicurrency tranche	December 2029	68.3	68.3	133.5	431.7	68.3
Total Revolving Credit Facility		$238.3	$238.3	$133.5	$1,261.7	$238.3

Fiscal 2026 Term Loan	August 2030	$750.0	$747.2	$879.1	$—	$750.0

Fiscal 2020 Senior Notes	December 2029	750.0	746.7	746.0	—	701.9
Fiscal 2021 Senior Notes	May 2031	1,000.0	995.1	994.4	—	890.3
Total Senior Notes		$1,750.0	$1,741.7	$1,740.3	$—	$1,592.2

Total long-term debt		$2,738.3	$2,727.2	$2,753.0	$1,261.7	$2,580.5

Total debt		$3,238.3	$3,227.0	$3,252.3	$1,261.7	$3,079.3
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2026	2027	2028	2029	2030	Thereafter	Total
(in millions)	$500.0	$—	$—	$—	$988.3	$1,750.0	$3,238.3
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
The weighted-average interest rate on the Revolving Credit Facilities was 4.33% and 4.46% for the three and nine months ended March 31, 2026, and 5.07% and 5.68% for the three and nine months ended March 31, 2025, respectively. The fair value of the variable-rate Fiscal 2025 Revolving Credit Facility borrowings at March 31, 2026 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Under the Fiscal 2025 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Sterling, Swedish Kronor, and Yen bear interest at Adjusted Term SOFR, Adjusted Term CORRA, EURIBOR, TIBOR, SONIA, and STIBOR, respectively, plus 1.000% per annum (subject to multiple step-ups to 1.250% per annum and multiple step-downs to 0.785%, in each case, based on ratings). The Fiscal 2025 Revolving Credit Facility also has a facility fee of 0.125% per annum (subject to multiple step-ups to 0.25% per annum and multiple step-downs to 0.090% per annum, in each case, based on ratings). The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2025 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2025 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At March 31, 2026, the Company was in compliance with all covenants of the Fiscal 2025 Revolving Credit Facility.

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
The Company may voluntarily prepay the Fiscal 2026 Term Loan in whole or in part and without premium or penalty. In the event of receipt of cash proceeds by the Company or its subsidiaries from certain incurrences of indebtedness, certain equity issuances, and certain sales, transfers or other dispositions of assets, the Company will be required to prepay the Fiscal 2026 Term Loan, subject to certain limitations and qualifications as set forth in the Term Credit Agreement. The Term Credit Agreement is subject to certain covenants, including a leverage ratio. At March 31, 2026, the Company was in compliance with all covenants of the Fiscal 2026 Term Loan.
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”). The Fiscal 2016 Senior Notes will mature on June 27, 2026 and bear interest at a rate of 3.40% per annum. Interest on the Fiscal 2016 Senior Notes is payable semi-annually in arrears on June 27 and December 27 of each year. The Fiscal 2016 Senior Notes were issued at a price of 99.589% (effective yield to maturity of 3.449%). The indenture governing the Fiscal 2016 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of the Company’s assets. At March 31, 2026, the Company is in compliance with the covenants of the indenture governing the Fiscal 2016 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2016 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2016 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2016 Senior Notes at March 31, 2026 and June 30, 2025 was $498.8 million and $494.1 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).

Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of the Company’s assets. At March 31, 2026, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at March 31, 2026 and June 30, 2025 was $701.9 million and $$702.8 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
Fiscal 2021 Senior Notes: In May 2021, the Company completed an offering of $1.0 billion in aggregate principal amount of senior notes (the “Fiscal 2021 Senior Notes”). The Fiscal 2021 Senior Notes will mature on May 1, 2031 and bear interest at a rate of 2.60% per annum. Interest on the Fiscal 2021 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Fiscal 2021 Senior Notes were issued at a price of 99.957% (effective yield to maturity of 2.605%). The indenture governing the Fiscal 2021 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease of all or substantially all of the Company’s assets. At March 31, 2026, the Company is in compliance with the covenants of the indenture governing the Fiscal 2021 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2021 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2021 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2021 Senior Notes at March 31, 2026 and June 30, 2025 was $890.3 million and $891.4 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 7, “Fair Value of Financial Instruments”).
The Fiscal 2025 Revolving Credit Facility, Fiscal 2026 Term Loan, Fiscal 2016 Senior Notes, Fiscal 2020 Senior Notes and Fiscal 2021 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of March 31, 2026 and June 30, 2025, respectively, there were no outstanding borrowings under these lines of credit.
NOTE 12. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	March 31, 2026	June 30, 2025
	(in millions)
Post-employment retirement obligations	$250.4	$238.0
Operating lease liabilities	141.4	169.5
Software license liabilities	117.6	35.8
Non-current income taxes	70.8	74.6
Acquisition related contingencies	43.2	14.0
Other (a)	19.0	53.5
Total	$642.4	$585.5
(a) Includes $24.6 million derivative liability as of June 30, 2025 related to the Company’s cross-currency swap derivative contracts. The derivative is in an asset position as of March 31, 2026 and is included within Other non-current assets. Please refer to Note 9, “Other Non-Current Assets” for details. Please refer to Note 15, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.

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
The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The Broadridge SORP and SERP are non-qualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $67.6 million at March 31, 2026 and $66.4 million at June 30, 2025 and are included in Other non-current assets in the accompanying Condensed Consolidated Balance Sheets. The SORP and the SERP had a total benefit obligation of $63.1 million at March 31, 2026 and $62.6 million at June 30, 2025 and are included in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
NOTE 13. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended March 31, 2026 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at December 31, 2025	1,723,731	$163.78	759,447	$192.97	263,920	$201.29
Granted	525,517	190.89	12,154	185.63	5,227	177.88
Exercise of stock options (a)	(32,438)	108.54	—	—	—	—
Vesting of restricted stock units	—	—	(5,011)	204.45	—	—
Expired/forfeited	—	—	(6,355)	200.65	—	—
Balances at March 31, 2026 (b),(c)	2,216,810	$171.02	760,235	$192.71	269,147	$200.83
_________
(a)Stock options exercised during the period of October 1, 2025 through March 31, 2026 had an aggregate intrinsic value of $2.4 million.
(b)As of March 31, 2026, the Company’s outstanding vested and exercisable stock options using the March 31, 2026 closing stock price of $162.48 (approximately 1.2 million shares) had an aggregate intrinsic value of $29.0 million with a weighted-average exercise price of $148.64 and a weighted-average remaining contractual life of 5.4 years. The total of all stock options outstanding as of March 31, 2026 has a weighted-average remaining contractual life of 7.0 years.
(c)As of March 31, 2026, time-based restricted stock units and performance-based restricted stock units expected to vest using the March 31, 2026 closing stock price of $162.48 (approximately 0.6 million and 0.3 million shares, respectively) had an aggregate intrinsic value of $116.5 million and $41.5 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.

The activity related to the Company’s incentive equity awards for the nine months ended March 31, 2026 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2025	1,917,328	$157.97	590,603	$178.58	179,113	$189.69
Granted	539,247	191.77	239,740	222.73	101,259	221.28
Exercise of stock options (a)	(203,037)	104.22	—	—	—	—
Vesting of restricted stock units	—	—	(46,919)	166.70	(7,698)	211.26
Expired/forfeited	(36,728)	163.64	(23,189)	195.89	(3,527)	199.45
Balances at March 31, 2026	2,216,810	$171.02	760,235	$192.71	269,147	$200.83
_________
(a)Stock options exercised during the period of July 1, 2025 through March 31, 2026 had an aggregate intrinsic value of $28.8 million.
The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $24.3 million and $20.7 million, as well as related expected tax benefits of $3.4 million and $3.5 million were recognized for the three months ended March 31, 2026 and 2025, respectively. Stock-based compensation expense of $66.7 million and $57.4 million, as well as related expected tax benefits of $10.3 million and $9.9 million were recognized for the nine months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $28.6 million and $84.7 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.6 years and 1.8 years, respectively.
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
NOTE 14. INCOME TAXES

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in millions)
Provision for income taxes	$64.3	$67.8	$197.7	$121.9
Effective tax rate	18.9%	21.8%	21.4%	20.8%
Excess tax benefits	$0.1	$5.2	$2.4	$11.5
The decrease in the effective tax rate for the three months ended March 31, 2026 was primarily driven by an increase in discrete tax benefits.
The increase in the effective tax rate for the nine months ended March 31, 2026 was primarily driven by an increase in pre-tax income relative to total discrete tax benefits.

NOTE 15. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
The Company is a party to an Amended and Restated IT Services Agreement (“ITSA”) with Kyndryl, Inc. (“Kyndryl”), an entity formed by IBM’s spin-off of its managed infrastructure services business. Kyndryl provides certain aspects of the Company’s information technology infrastructure, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. On March 31, 2026, the Company further amended the ITSA which extended the arrangement through December 31, 2031 and incorporated an embedded lease for mainframe equipment and licenses for related software, which is expected to commence in March 2027. Fixed minimum commitments, including lease liabilities not yet recognized, under the ITSA at March 31, 2026 are $400.4 million through December 31, 2031, the final year of the ITSA.
Broadridge Software Limited, a subsidiary of the Company is party to the SIS Services Agreement with Kyndryl Canada, under which Kyndryl Canada provides infrastructure managed services for the SIS Business. The SIS Services Agreement expires on October 31, 2029. Fixed minimum commitments under the SIS Services Agreement at March 31, 2026 are $113.1 million through October 31, 2029, the final year of the SIS Services Agreement.
The Company is a party to an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which Kyndryl operates, manages and supports the Company’s private cloud global distributed platforms and products, and operates and manages certain Company networks. The Private Cloud Agreement expires on March 31, 2030. Fixed minimum commitments under the Private Cloud Agreement at March 31, 2026 are $63.0 million through March 31, 2030, the final year of the Private Cloud Agreement.
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at March 31, 2026 are $41.5 million through December 31, 2026.
Investments
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $25.4 million as of March 31, 2026, which represents the carrying value of the Company's investment.
In addition, as of March 31, 2026, the Company has future commitments to fund $15.0 million to the Company’s other investees.
Litigation
Broadridge or its subsidiaries are subject to various claims and legal matters that arise in the normal course of business (referred to as “Litigation”). The Company establishes reserves for Litigation and other loss contingencies when it is both probable that a loss will occur, and the amount of such loss can reasonably be estimated. For certain Litigation matters which the Company does not believe it probable that a loss will occur at this time, the Company is able to estimate a range of reasonably possible losses in excess of established reserves. Management currently estimates an aggregate range of reasonably possible losses for such matters of up to $5.0 million in excess of any established reserves. The Litigation matters underlying the estimated range will change from time to time, and it is reasonably possible that the actual results may vary significantly from this estimate. The Company’s management currently believes that resolution of any outstanding legal matters will not have a material adverse effect on the Company’s financial position or results of operations. However, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and results of operations in the period in which any such effects are recorded.

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
In January 2022, the Company executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of its net investment in its subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At March 31, 2026, the Company’s position on the cross-currency swaps was an asset of $8.1 million, and is recorded as part of Other non-current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. The Company has elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in the Company’s Condensed Consolidated Statements of Earnings.
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
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect subsidiary, which is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At March 31, 2026, BBPO was in compliance with this net capital requirement. BBPO, as a participant of the Depository Trust Company (“DTC”), is also subject to DTC Section 1.B.iii which requires BBPO to maintain a minimum excess net capital amount. At March 31, 2026, BBPO was in compliance with this excess net capital requirement.
In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At March 31, 2026, Matrix Trust Company was in compliance with its capital requirements.

NOTE 16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three and nine months ended March 31, 2026, and 2025, respectively:

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at December 31, 2025	$(190.2)	$(4.2)	$(4.5)	$(198.9)
Other comprehensive income before reclassifications	(46.1)	—	—	(46.1)
Amounts reclassified from accumulated other comprehensive income	—	0.1	0.2	0.3
Balances at March 31, 2026	$(236.3)	$(4.2)	$(4.3)	$(244.8)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2025	$(263.6)	$(4.4)	$(4.9)	$(272.9)
Other comprehensive income before reclassifications	27.3	—	—	27.3
Amounts reclassified from accumulated other comprehensive income	—	0.2	0.6	0.8
Balances at March 31, 2026	$(236.3)	$(4.2)	$(4.3)	$(244.8)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at December 31, 2024	$(340.3)	$(5.5)	$(5.3)	$(351.1)
Other comprehensive income before reclassifications	(26.7)	—	—	(26.7)
Amounts reclassified from accumulated other comprehensive income	—	0.1	0.2	0.3
Balances at March 31, 2025	$(367.0)	$(5.4)	$(5.1)	$(377.5)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2024	$(320.3)	$(5.7)	$(5.7)	$(331.7)
Other comprehensive income before reclassifications	(46.7)	—	—	(46.7)
Amounts reclassified from accumulated other comprehensive income	—	0.3	0.6	0.9
Balances at March 31, 2025	$(367.0)	$(5.4)	$(5.1)	$(377.5)
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

	Investor Communication Solutions (a), (b)	Global Technology and Operations (a), (b)	Total Reportable Segments	Corporate and Other (c)	Total
	(in millions)
Three months ended March 31, 2026
Revenues	$1,465.3	$488.3	$1,953.6	$—	$1,953.6
Depreciation and amortization	12.1	11.4	23.5	12.2	35.6
Amortization of acquired intangibles	11.1	41.7	52.8	—	52.8
Amortization of other assets	8.6	27.4	36.1	5.5	41.6
Other direct expenses	1,035.9	289.0	1,324.9	158.0	1,483.0
Other segment items	88.0	33.4	121.4	(121.4)	—
Earnings (loss) before income taxes	$309.5	$85.4	$394.9	$(54.3)	$340.6

Nine months ended March 31, 2026
Revenues	$3,828.5	$1,428.4	$5,256.9	$—	$5,256.9
Depreciation and amortization	35.5	36.2	71.8	29.8	101.6
Amortization of acquired intangibles	31.5	123.8	155.2	—	155.2
Amortization of other assets	28.8	80.7	109.5	16.7	126.2
Other direct expenses	2,878.0	851.6	3,729.6	220.3	3,949.9
Other segment items	282.1	105.7	387.8	(387.8)	—
Earnings (loss) before income taxes	$572.7	$230.3	$803.0	$121.0	$923.9

	Investor Communication Solutions (a), (b)	Global Technology and Operations (a), (b)	Total Reportable Segments	Corporate and Other (c)	Total
	(in millions)
Three months ended March 31, 2025
Revenues	$1,347.5	$464.1	$1,811.7	$—	$1,811.7
Depreciation and amortization	11.4	13.3	24.7	7.9	32.6
Amortization of acquired intangibles	10.6	38.3	48.9	—	48.9
Amortization of other assets	9.5	28.2	37.7	4.4	42.1
Other direct expenses	948.3	275.7	1,224.0	153.0	1,377.1
Other segment items	74.8	38.2	112.9	(112.9)	—
Earnings (loss) before income taxes	$292.9	$70.4	$363.3	$(52.4)	$310.9

Nine months ended March 31, 2025
Revenues	$3,512.3	$1,311.4	$4,823.7	$—	$4,823.7
Depreciation and amortization	33.6	39.4	73.1	24.6	97.6
Amortization of acquired intangibles	33.1	113.5	146.6	—	146.6
Amortization of other assets	29.5	85.4	114.9	13.1	128.0
Other direct expenses	2,635.0	796.2	3,431.1	433.1	3,864.2
Other segment items	217.6	109.4	326.9	(326.9)	—
Earnings (loss) before income taxes	$563.5	$167.5	$731.0	$(143.8)	$587.2

(a)Other direct expenses included in the Segment earnings (loss) before income taxes include interest, distribution, labor, lease, data center, and other expenses that are directly incurred by the segment.
(b)Other segment items include expenses related to centrally managed activities that are allocated to the reportable segments based on usage and other factors.

(c)The primary components of “Corporate and Other” are certain gains, losses, centrally managed activities, and non-operating expenses that have not been allocated to the reportable segments, such as interest expense, and for fiscal year 2026, the unrealized and realized gains or losses, as applicable, on the Company’s digital asset holdings as a result of the quarterly mark to market to remeasure the digital assets to fair market value and gains or losses upon sale, in addition to the realized and unrealized gains or losses associated with the Company’s contribution of Canton Coins to CNTN and the associated mark to market gain or loss recorded to remeasure the previously held Digital Asset Loan Receivable and warrants to fair market value. Refer to Note 1, “Basis of Presentation” for further details. Refer to Note 7, “Fair Value of Financial Instruments” for details related to realized and unrealized gains or losses.
NOTE 18. SUBSEQUENT EVENT

On April 30, 2026, the Company completed the acquisition of CQG, Inc. (“CQG”). CQG is a Denver-based execution management system provider to futures and options market participants. The total purchase price was approximately $173.0 million plus additional contingent consideration. CQG will be included in the Company’s GTO reportable segment.

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
Acquisitions of Businesses
In January 2026, the Company acquired Acolin Group Holdco Limited (“Acolin”). Acolin is a European provider of cross-border fund distribution and regulatory services. Acolin is included in the Company’s ICS reportable segment.
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
We acquired these three businesses for an aggregate purchase price of $155.1 million, net of cash acquired.
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
The key performance indicators for the three and nine months ended March 31, 2026, and 2025, are as follows:

	Select Operating Metrics

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

Position Growth
Equity positions	15%	15%	16%	13%
Equity revenue positions	11%	N/A	11%	N/A
Mutual fund / ETF positions	6%	6%	7%	6%

Internal Trade Growth	16%	14%	15%	13%

Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three and nine months ended March 31, 2026 compared to the three and nine months ended March 31, 2025. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the nine months ended March 31, 2026, mutual fund proxy revenues were 7% higher compared to the nine months ended March 31, 2025. During fiscal year 2025, mutual fund proxy revenues were 75% higher than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For the three and nine months ended March 31, 2026 and for the fiscal year ended June 30, 2025, we reported Closed sales net of a 5.0% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
Closed sales for the three months ended March 31, 2026 were $57.5 million, a decrease of $13.6 million, or 19%, compared to $71.2 million for the three months ended March 31, 2025. Closed sales for the three months ended March 31, 2026 and March 31, 2025 are net of an allowance adjustment of $3.0 million and $3.7 million, respectively.
Closed sales for the nine months ended March 31, 2026 were $146.8 million, a decrease of $27.5 million, or 16%, compared to $174.3 million for the nine months ended March 31, 2025. Closed sales for the nine months ended March 31, 2026 and March 31, 2025 are net of an allowance adjustment of $7.7 million and $9.2 million, respectively.

Analysis of Condensed Consolidated Statements of Earnings
Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended March 31, 2026 and 2025, and the dollar and percentage changes between periods:

	Three Months Ended March 31,
			Change
	2026	2025	$	%
	(in millions, except per share amounts)
Revenues	$1,953.6	$1,811.7	$141.9	8
Cost of revenues	1,326.7	1,235.9	90.8	7
Selling, general and administrative expenses	267.4	230.9	36.5	16
Total operating expenses	1,594.1	1,466.8	127.3	9

Operating income	359.5	344.9	14.6	4
Margin	18.4%	19.0%
Interest expense, net	(25.1)	(31.1)	6.1	(19)
Other non-operating income (expenses), net	6.2	(2.8)	9.0	NM
Earnings before income taxes	340.6	310.9	29.7	10
Provision for income taxes	64.3	67.8	(3.5)	(5)
Effective tax rate	18.9%	21.8%
Net earnings	$276.3	$243.1	$33.2	14
Basic earnings per share	$2.38	$2.07	$0.31	15
Diluted earnings per share	$2.36	$2.05	$0.31	15

Weighted-average shares outstanding:
Basic	116.3	117.2
Diluted	117.0	118.5
_____________
NM - Not Meaningful

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended March 31, 2026 and 2025, and the dollar and percentage changes between periods:

	Three Months Ended March 31,
			Change
	2026	2025	$	%
	($ in millions)
Recurring revenues	$1,288.1	$1,203.9	$84.2	7
Event-driven revenues	72.7	52.7	19.9	38
Distribution revenues	592.8	555.0	37.8	7
Total	$1,953.6	$1,811.7	$141.9	8

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	2pts	3pts	1pt	1pt	7%
Revenues increased $141.9 million, or 8%, to $1,953.6 million from $1,811.7 million.
•Recurring revenues increased $84.2 million, or 7%, to $1,288.1 million. Recurring revenue growth constant currency (Non-GAAP) was 6%, driven by organic growth in ICS and GTO and acquisitions in ICS.
•Event-driven revenues increased $19.9 million, or 38%, from a combination of higher mutual fund proxy revenues and higher equity and other revenues.
•Distribution revenues increased $37.8 million, or 7%, driven primarily by the postage rate increase of approximately $34 million.
Total operating expenses. Operating expenses increased $127.3 million, or 9%, to $1,594.1 million from $1,466.8 million:
•Cost of revenues - the increase of $90.8 million primarily reflects higher expenses in our ICS segment, primarily driven by an increase in postage and distribution expenses of approximately $43 million and higher labor and technology expenses.
•Selling, general and administrative expenses - the increase of $36.5 million was primarily driven by the impact of acquisitions and higher compensation expenses primarily related to investments.
Interest expense, net. Interest expense, net was $25.1 million, a decrease of $6.1 million, from $31.1 million for the three months ended March 31, 2025. The decrease was primarily due to lower average borrowings and lower borrowing costs.
Other non-operating income (expenses), net. Other non-operating income, net for the three months ended March 31, 2026 was $6.2 million, compared to Other non-operating expenses, net $2.8 million for the three months ended March 31, 2025.
Provision for income taxes.
•Effective tax rate for the three months ended March 31, 2026: 18.9%
•Effective tax rate for the three months ended March 31, 2025: 21.8%
The decrease in the effective tax rate for the three months ended March 31, 2026 was primarily driven by an increase in discrete tax benefits.

Nine Months Ended March 31, 2026 versus Nine Months Ended March 31, 2025
The table below presents Condensed Consolidated Statements of Earnings data for the nine months ended March 31, 2026 and 2025, and the dollar and percentage changes between periods:

	Nine Months Ended March 31,
			Change
	2026	2025	$	%
	(in millions, except per share amounts)
Revenues	$5,256.9	$4,823.7	$433.2	9
Cost of revenues	3,733.8	3,456.7	277.1	8
Selling, general and administrative expenses	768.8	677.1	91.8	14
Total operating expenses	4,502.6	4,133.8	368.8	9

Operating income	754.3	689.9	64.4	9
Margin	14.3%	14.3%
Interest expense, net	(73.1)	(96.1)	23.1	(24)
Other non-operating income (expenses), net	242.7	(6.6)	249.3	NM
Earnings before income taxes	923.9	587.2	336.7	57
Provision for income taxes	197.7	121.9	75.7	62
Effective tax rate	21.4%	20.8%
Net earnings	$726.2	$465.3	$261.0	56
Basic earnings per share	$6.22	$3.97	$2.25	57
Diluted earnings per share	$6.18	$3.93	$2.25	57

Weighted-average shares outstanding:
Basic	116.7	117.1
Diluted	117.6	118.3
_____________
NM - Not Meaningful

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the nine months ended March 31, 2026 and 2025, and the dollar and percentage changes between periods:

	Nine Months Ended March 31,
			Change
	2026	2025	$	%
	($ in millions)
Recurring revenues	$3,335.7	$3,084.3	$251.4	8
Event-driven revenues	277.0	240.3	36.7	15
Distribution revenues	1,644.2	1,499.0	145.1	10
Total	$5,256.9	$4,823.7	$433.2	9

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	3pts	3pts	2pts	1pt	8%
Revenues increased $433.2 million, or 9%, to $5,256.9 million from $4,823.7 million.
•Recurring revenues increased $251.4 million, or 8%, to $3,335.7 million. Recurring revenue growth constant currency (Non-GAAP) was 7%, driven by organic growth and acquisitions in ICS and GTO.
•Event-driven revenues increased $36.7 million, or 15%, driven by a higher equity and other communications, as well as mutual fund proxy revenues.
•Distribution revenues increased $145.1 million, or 10%, primarily driven by the postage rate increases of approximately $91 million and higher volumes.
Total operating expenses. Operating expenses increased $368.8 million, or 9%, to $4,502.6 million from $4,133.8 million:
•Cost of revenues - the increase of $277.1 million primarily reflects higher expenses, including postage and distribution costs in our ICS segment of approximately $144 million, higher labor and technology expenses and higher expenses related to the SIS acquisition.
•Selling, general and administrative expenses - the increase of $91.8 million was primarily driven by higher technology investments and compensation-related expenses.
Interest expense, net. Interest expense, net was $73.1 million, a decrease of $23.1 million, from $96.1 million for the nine months ended March 31, 2025. The decrease of $23.1 million was primarily due to lower average borrowings and lower borrowing costs.
Other non-operating income (expenses), net. Other non-operating income, net for the nine months ended March 31, 2026 was $242.7 million, compared to Other non-operating expenses, net $6.6 million for the nine months ended March 31, 2025, primarily as a result of realized and unrealized gains and losses on digital assets, the previously held Digital Asset Loan Receivable, and the pre-funded common stock purchase warrants (the “Warrants”) related to the Canton Digital Asset Treasury of $243.6 million in the current year period. Refer to Note 7, “Fair Value of Financial Instruments” for details related to the Company’s Canton Coin holdings and the Canton Digital Asset Treasury.
Provision for income taxes.
•Effective tax rate for the nine months ended March 31, 2026: 21.4%
•Effective tax rate for the nine months ended March 31, 2025: 20.8%
The increase in the effective tax rate for the nine months ended March 31, 2026 was primarily driven by an increase in pre-tax income relative to total discrete tax benefits.

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
Revenues

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2026	2025	$	%	2026	2025	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$1,465.3	$1,347.5	$117.7	9	$3,828.5	$3,512.3	$316.1	9
Global Technology and Operations	488.3	464.1	24.2	5	1,428.4	1,311.4	117.1	9
Total	$1,953.6	$1,811.7	$141.9	8	$5,256.9	$4,823.7	$433.2	9
Earnings Before Income Taxes

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2026	2025	$	%	2026	2025	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$309.5	$292.9	$16.6	6	$572.7	$563.5	$9.2	2
Global Technology and Operations	85.4	70.4	15.0	21	230.3	167.5	62.8	37
Corporate and Other	(54.3)	(52.4)	(1.9)	4	121.0	(143.8)	264.7	NM
Total	$340.6	$310.9	$29.7	10	$923.9	$587.2	$336.7	57
_____________
NM - Not Meaningful
The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2026	2025	$	%	2026	2025	$	%
	($ in millions)				($ in millions)
Investor Communication Solutions	$11.1	$10.6	$0.5	5	$31.5	$33.1	$(1.7)	(5)
Global Technology and Operations	41.7	38.3	3.4	9	123.8	113.5	10.3	9
Total	$52.8	$48.9	$3.9	8	$155.2	$146.6	$8.6	6

Investor Communication Solutions
Revenues for the three months ended March 31, 2026 increased $117.7 million to $1,465.3 million from $1,347.5 million, and earnings before income taxes increased $16.6 million to $309.5 million from $292.9 million.
Revenues for the nine months ended March 31, 2026 increased $316.1 million to $3,828.5 million from $3,512.3 million, and earnings before income taxes increased $9.2 million to $572.7 million from $563.5 million.

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2026	2025	$	%	2026	2025	$	%
	($ in millions)				($ in millions)
Revenues
Recurring revenues	$799.8	$739.8	$60.0	8	$1,907.3	$1,773.0	$134.3	8
Event-driven revenues	72.7	52.7	19.9	38	277.0	240.3	36.7	15
Distribution revenues	592.8	555.0	37.8	7	1,644.2	1,499.0	145.1	10
Total	$1,465.3	$1,347.5	$117.7	9	$3,828.5	$3,512.3	$316.1	9

Earnings Before Income Taxes
Earnings before income taxes	$309.5	$292.9	$16.6	6	$572.7	$563.5	$9.2	2
Pre-tax Margin	21.1%	21.7%			15.0%	16.0%

	Three Months Ended March 31, 2026
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	2pts	4pts	1pt	0pts	8%

	Nine Months Ended March 31, 2026
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	3pts	3pts	1pt	0pts	8%
For the three months ended March 31, 2026:
•Recurring revenues increased $60.0 million, or 8%, to $799.8 million. Recurring revenue growth constant currency (Non-GAAP) was 8%, driven by 4pts of Internal Growth, 2pts of Net New Business, and 1pt from acquisitions.
•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Regulatory rose 9% and 9%, respectively. Equity revenue position growth was 11% and Mutual fund/ETF position growth was 6%.
◦Data-driven fund solutions increased 9% and 8%, respectively, driven by growth in data and analytics revenues and the acquisitions of Acolin and iJoin.
◦Issuer rose 8% and 8%, respectively, driven by growth in disclosure solutions and shareholder engagement solutions.
◦Customer communications rose 5% and 5%, respectively, driven by growth in digital revenues, as well as the acquisition of Signal.
•Event-driven revenues increased $19.9 million, or 38%, from a combination of higher mutual fund proxy revenues and higher equity and other revenues.

•Distribution revenues increased $37.8 million, or 7%, driven primarily by the postage rate increase of approximately $34 million.
•Earnings before income taxes increased $16.6 million, or 6%, to $309.5 million, driven by higher Recurring revenue and Event-driven revenues. Operating expenses rose 10%, or $101.2 million to $1,155.8 million driven by distribution expenses, volume-related expenses and the impact of acquisitions and investments.
•Pre-tax margins decreased by 0.6% to 21.1% from 21.7%.
For the nine months ended March 31, 2026:
•Recurring revenues increased $134.3 million, or 8%, to $1,907.3 million. Recurring revenue growth constant currency (Non-GAAP) was 7%, driven by 3pts of Net New Business, 3pts of Internal Growth and 1pt from acquisitions.
•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Regulatory rose 10% and 10%, respectively. Equity revenue position growth was 11% and Mutual fund/ETF position growth was 7%.
◦Data-driven fund solutions rose 4% and 3%, respectively, driven by growth in data and analytics revenues as well as the acquisitions of Acolin and iJoin.
◦Issuer rose 7% and 7%, respectively, driven by growth in shareholder engagement solutions and disclosure solutions.
◦Customer communications rose 6% and 6%, respectively, driven by growth in digital and print revenues, as well as the acquisition of Signal.
•Event-driven revenues increased $36.7 million, or 15%, driven by higher equity and other communications, as well as mutual fund proxy revenues.
•Distribution revenues increased $145.1 million, or 10%, primarily driven by the postage rate increases of approximately $91 million and higher volumes.
•Earnings before income taxes increased $9 million, or 2%, to $572.7 million. The earnings benefit from higher Recurring revenue and Event-driven revenue was partially offset by higher Operating expenses. Operating expenses rose 10%, or $306.9 million to $3,255.8 million driven by distribution expenses, as well as other volume-related expenses and the impact of acquisitions.
•Pre-tax margins decreased by 1.0% to 15.0% from 16.0%.

Global Technology and Operations
Revenues for the three months ended March 31, 2026 increased $24.2 million to $488.3 million from $464.1 million, and Earnings before income taxes increased $15.0 million to $85.4 million from $70.4 million.
Revenues for the nine months ended March 31, 2026 increased $117.1 million to $1,428.4 million from $1,311.4 million, and Earnings before income taxes increased $62.8 million to $230.3 million from $167.5 million.

	Three Months Ended March 31,				Nine Months Ended March 31,
			Change				Change
	2026	2025	$	%	2026	2025	$	%
	($ in millions)				($ in millions)
Revenues
Recurring revenues	$488.3	$464.1	$24.2	5	$1,428.4	$1,311.4	$117.1	9

Earnings Before Income Taxes
Earnings before income taxes	$85.4	$70.4	$15.0	21	$230.3	$167.5	$62.8	37
Pre-tax Margin	17.5%	15.2%			16.1%	12.8%

	Three Months Ended March 31, 2026
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	1pt	1pt	0pts	3pts	5%

	Nine Months Ended March 31, 2026
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	2pts	3pts	2pts	2pts	9%

For the three months ended March 31, 2026:
•Recurring revenues increased $24.2 million, or 5%, to $488.3 million. Recurring revenue growth constant currency (Non-GAAP) was 3%, all organic.
•By product line, Recurring revenue growth and the corresponding Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Capital Markets rose 2% and (0%), respectively, driven by 4pts of revenue from new sales which was partially offset by a 3pt decrease in internal growth. The benefit of higher trading volumes was offset by lower software term license revenue, which negatively impacted growth by 6pts.
◦Wealth and Investment Management rose 10% and 8%, respectively, primarily driven by 8pts from internal growth, which benefitted from higher trading volumes.
•Earnings before income taxes increased $15.0 million, or 21%, to $85.4 million, as higher revenues more than offset higher expenses.
•Pre-tax margins increased by 2.3% to 17.5% from 15.2%.
For the nine months ended March 31, 2026:
•Recurring revenues increased $117.1 million, or 9%, to $1,428.4 million. Recurring revenue growth constant currency (Non-GAAP) was 7%, driven by 5pts of organic growth and 2pts from the acquisition of SIS.

•By product line, Recurring revenue growth and the corresponding Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Capital Markets rose 6% and 4%, respectively, primarily driven by 4pts of revenue from new sales and 1pt of Internal Growth. Internal Growth included 2pts from digital asset revenues, offset by 2pts from lower software term license revenue.
◦Wealth and Investment Management rose 14% and 13%, respectively, driven by 7pts from the SIS acquisition and 7pts of organic growth.
•Earnings before income taxes increased $62.8 million, or 37%, to $230.3 million, as higher revenues more than offset higher expenses, including the impact of the SIS acquisition.
•Pre-tax margins increased by 3.3% to 16.1% from 12.8%.
Corporate and Other
Loss before income taxes was $54.3 million for the three months ended March 31, 2026, an increase of $1.9 million compared to Loss before income taxes of $52.4 million for the three months ended March 31, 2025.
•The increased Loss before income taxes was primarily due to higher technology spending, including the impact of investments, which more than offset a $6.1 million decline in Interest expense, net and realized and unrealized gains and losses on digital assets, the previously held Digital Asset Loan Receivable and the warrants related to the Canton Digital Asset Treasury of $5.6 million. Refer to Note 7, “Fair Value of Financial Instruments” for details related to the Company’s Canton Coin holdings and the Canton Digital Asset Treasury.
Earnings before income taxes were $121.0 million for the nine months ended March 31, 2026, an increase of $264.7 million compared to Loss before income taxes of $143.8 million for the three months ended March 31, 2025.
•The increased Earnings before income taxes was primarily due to realized and unrealized gains and losses on digital assets, the previously held Digital Asset Loan Receivable and the warrants related to the Canton Digital Asset Treasury of $243.6 million and a $23.1 million decline in Interest expense, net which more than offset higher technology spending, including the impact of investments. Refer to Note 7, “Fair Value of Financial Instruments” for details related to the Company’s Canton Coin holdings and the Canton Digital Asset Treasury.
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

(iv) Gains or Losses on Digital Assets, which represent the mark to market gain or loss recorded to remeasure the Company’s digital asset holdings in the form of Canton Coins to fair market value, in addition to the realized and unrealized gains or losses associated with the Company’s contribution of Canton Coins to CNTN and the associated mark to market gain or loss recorded to remeasure the previously held Digital Asset Loan Receivable and Warrants to fair market value. Refer to Note 1, “Basis of Presentation” for further details related to the Company’s accounting for Canton Coins. Refer to Note 7, “Fair Value of Financial Instruments” for details related to realized and unrealized gains or losses.
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

Reconciliation of Non-GAAP measures to the most directly comparable GAAP measures (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in millions)		(in millions)
Operating income (GAAP)	$359.5	$344.9	$754.3	$689.9
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	52.8	48.9	155.2	146.6
Acquisition and Integration Costs	4.7	6.0	14.3	11.3
Restructuring and Other Related Costs (a)	3.5	5.5	13.2	5.5
Adjusted Operating income (Non-GAAP)	$420.6	$405.2	$937.0	$853.3
Operating income margin (GAAP)	18.4%	19.0%	14.3%	14.3%
Adjusted Operating income margin (Non-GAAP)	21.5%	22.4%	17.8%	17.7%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in millions)		(in millions)
Net earnings (GAAP)	$276.3	$243.1	$726.2	$465.3
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	52.8	48.9	155.2	146.6
Acquisition and Integration Costs	4.7	6.0	14.3	11.3
Restructuring and Other Related Costs (a)	3.5	5.5	13.2	5.5
Gains or Losses on Digital Assets	(5.6)	—	(238.3)	—
Subtotal of adjustments	55.4	60.4	(55.6)	163.4
Tax impact of adjustments (b)	(13.8)	(14.6)	12.1	(37.1)
Adjusted Net earnings (Non-GAAP)	$317.9	$288.8	$682.7	$591.5

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Diluted earnings per share (GAAP)	$2.36	$2.05	$6.18	$3.93
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.45	0.41	1.32	1.24
Acquisition and Integration Costs	0.04	0.05	0.12	0.10
Restructuring and Other Related Costs (a)	0.03	0.05	0.11	0.05
Gains or Losses on Digital Assets	(0.05)	—	(2.03)	—
Subtotal of adjustments	0.47	0.51	(0.47)	1.38
Tax impact of adjustments (b)	(0.12)	(0.12)	0.10	(0.31)
Adjusted earnings per share (Non-GAAP)	$2.72	$2.44	$5.81	$5.00
(a) Restructuring and Other Related Costs for the three and nine months ended March 31, 2026 consists of severance and other costs related to the closure of substantially all operations of a production facility. Costs incurred are not reflected in segment profit and are recorded within Corporate and Other. The total estimated pre-tax costs for actions and associated costs related to the closure were approximately $20 million and were completed in the third quarter of fiscal year 2026.

(b) Calculated using the GAAP effective tax rate, adjusted to exclude $0.1 million and $2.4 million of excess tax benefits associated with stock-based compensation for the three and nine months ended March 31, 2026, respectively, $5.2 million and $11.5 million of excess tax benefits associated with stock-based compensation for the three and nine months ended March 31, 2025, respectively. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Nine Months Ended March 31,
	2026	2025
	(in millions)
Net cash flows from operating activities (GAAP)	$668.2	$471.6
Capital expenditures and Software purchases and capitalized internal use software	(77.3)	(78.5)
Free cash flow (Non-GAAP)	$590.9	$393.2

	Three Months Ended March 31, 2026

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	9%	9%	8%	5%	8%
Impact of foreign currency exchange	0%	(1%)	0%	0%	0%
Recurring revenue growth constant currency (Non-GAAP)	9%	8%	8%	5%	8%

	Three Months Ended March 31, 2026

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	2%	10%	5%
Impact of foreign currency exchange	(2%)	(3%)	(3%)
Recurring revenue growth constant currency (Non-GAAP)	(0%)	8%	3%

Three Months Ended March 31, 2026

Consolidated	Total
Recurring revenue growth (GAAP)	7%
Impact of foreign currency exchange	(1%)
Recurring revenue growth constant currency (Non-GAAP)	6%

	Nine Months Ended March 31, 2026

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	10%	4%	7%	6%	8%
Impact of foreign currency exchange	0%	(1%)	0%	0%	0%
Recurring revenue growth constant currency (Non-GAAP)	10%	3%	7%	6%	7%

	Nine Months Ended March 31, 2026

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	6%	14%	9%
Impact of foreign currency exchange	(2%)	(1%)	(2%)
Recurring revenue growth constant currency (Non-GAAP)	4%	13%	7%

Nine Months Ended March 31, 2026

Consolidated	Total
Recurring revenue growth (GAAP)	8%
Impact of foreign currency exchange	(1%)
Recurring revenue growth constant currency (Non-GAAP)	7%
Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	March 31, 2026	June 30, 2025
	(in millions)
Cash and cash equivalents:
Domestic cash	$61.7	$326.2
Cash held by foreign subsidiaries	191.8	174.6
Cash held by regulated entities	51.3	60.7
Total cash and cash equivalents	$304.8	$561.5

At March 31, 2026, Cash and cash equivalents were $304.8 million and Total stockholders’ equity was $2,818.8 million. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.

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
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at March 31, 2026	Carrying value at March 31, 2026	Carrying value at June 30, 2025	Unused Available Capacity	Fair Value at March 31, 2026
			(in millions)
Current portion of long-term debt
Fiscal 2016 Senior Notes	June 2026	$500.0	$499.8	$499.3	$—	$498.8
Total		$500.0	$499.8	$499.3	$—	$498.8

Long-term debt, excluding current portion
Fiscal 2025 Revolving Credit Facility:
U.S. dollar tranche	December 2029	$170.0	$170.0	$—	$830.0	$170.0
Multicurrency tranche	December 2029	68.3	68.3	133.5	431.7	68.3
Total Revolving Credit Facility		$238.3	$238.3	$133.5	$1,261.7	$238.3

Fiscal 2026 Term Loan	August 2030	$750.0	$747.2	$879.1	$—	$750.0

Fiscal 2020 Senior Notes	December 2029	750.0	746.7	746.0	—	701.9
Fiscal 2021 Senior Notes	May 2031	1,000.0	995.1	994.4	—	890.3
Total Senior Notes		$1,750.0	$1,741.7	$1,740.3	$—	$1,592.2

Total long-term debt		$2,738.3	$2,727.2	$2,753.0	$1,261.7	$2,580.5

Total debt		$3,238.3	$3,227.0	$3,252.3	$1,261.7	$3,079.3
Future principal payments on our outstanding debt are as follows:

Years ending June 30,	2026	2027	2028	2029	2030	Thereafter	Total
(in millions)	$500.0	$—	$—	$—	$988.3	$1,750.0	$3,238.3
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

Cash Flows

	Nine Months Ended March 31,
			Change
	2026	2025	$
	(in millions)
Net cash flows from operating activities	$668.2	$471.6	$196.5
Net cash flows from investing activities	(225.4)	(276.1)	50.8
Net cash flows from financing activities	(697.9)	(177.5)	(520.4)
Effect of exchange rate changes on Cash and cash equivalents	(1.7)	(5.2)	3.6
Net change in Cash and cash equivalents	$(256.7)	$12.8	$(269.5)

Free cash flow:
Net cash flows from operating activities (GAAP)	$668.2	$471.6	$196.5
Capital expenditures and Software purchases and capitalized internal use software	(77.3)	(78.5)	1.2
Free cash flow (Non-GAAP)	$590.9	$393.2	$197.7

The increase in cash from operating activities of $196.5 million in the nine months ended March 31, 2026, as compared to the nine months ended March 31, 2025 was primarily due to an increase in Net earnings of $261.0 million, a decrease in cash used for Accounts payable and accrued expenses of $198.1 million, and an increase in Deferred income taxes of $102.7 million. This was partially offset by a $235.0 million non-cash gain related to Digital assets and higher Accounts receivable of $126.2 million.
The increase in cash from investing activities of $50.8 million in the nine months ended March 31, 2026, as compared to the nine months ended March 31, 2025, was primarily driven by decreased cash used for acquisitions of $72.5 million partially offset by an increase in cash used for other investing activities of $22.9 million.
The decrease in cash from financing activities of $520.4 million in the nine months ended March 31, 2026 as compared to the nine months ended March 31, 2025, primarily reflects an increase in cash used for stock buybacks net of cash proceeds for stock option issuances of $378.6 million, a decrease in net borrowings of $111.2 million, and an increase in dividends paid of $31.5 million.

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

Contractual Obligations
Data Center Agreements
The Company is a party to an Amended and Restated IT Services Agreement (“ITSA”) with Kyndryl, Inc. (“Kyndryl”), an entity formed by IBM’s spin-off of its managed infrastructure services business. Kyndryl provides certain aspects of the Company’s information technology infrastructure, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. On March 31, 2026, the Company further amended the ITSA which extended the arrangement through December 31, 2031, and incorporated an embedded lease for mainframe equipment and licenses for related software, which is expected to commence in March 2027. Fixed minimum commitments, including lease liabilities not yet recognized, under the ITSA at March 31, 2026 are $400.4 million through December 31, 2031, the final year of the ITSA.
Broadridge Software Limited, a subsidiary of the Company is party to the SIS Services Agreement with Kyndryl Canada, under which Kyndryl Canada provides infrastructure managed services for the SIS Business. The SIS Services Agreement expires on October 31, 2029. Fixed minimum commitments remaining under the SIS Services Agreement at March 31, 2026 are $113.1 million through October 31, 2029, the final year of the SIS Services Agreement.
The Company is a party to an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which Kyndryl operates, manages and supports the Company’s private cloud global distributed platforms and products, and operates and manages certain Company networks. The Private Cloud Agreement expires on March 31, 2030. Fixed minimum commitments remaining under the Private Cloud Agreement at March 31, 2026 are $63.0 million through March 31, 2030, the final year of the contract.
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at March 31, 2026 are $41.5 million through December 31, 2026.
Other
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $25.4 million as of March 31, 2026, which represents the carrying value of the Company's investments.
In addition, as of March 31, 2026, the Company has future commitments to fund $15.0 million to the Company’s other investees.
Other Commercial Agreements
Certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. There were no outstanding borrowings under these lines of credit at March 31, 2026.
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

In January 2022, we executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of our net investment in our subsidiaries whose functional currency is the Euro. The cross-currency swap derivative contracts are agreements to pay fixed-rate interest in Euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of our U.S. Dollar denominated fixed-rate debt into Euro denominated fixed-rate debt. The cross-currency swaps mature in May 2031 to coincide with the maturity of the Fiscal 2021 Senior Notes. Accordingly, foreign currency transaction gains or losses on the qualifying net investment hedge instruments are recorded as foreign currency translation within other comprehensive income (loss), net in the Condensed Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary. At March 31, 2026, our position on the cross-currency swaps was an asset of $8.1 million, and is recorded as part of Other non-current assets on the Condensed Consolidated Balance Sheets with the offsetting amount recorded as part of Accumulated other comprehensive income (loss), net of tax. We have elected the spot method of accounting whereby the net interest savings from the cross-currency swaps is recognized as a reduction in interest expense in our Condensed Consolidated Statements of Earnings.
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
Item 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. The Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2026 were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our third fiscal quarter ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2026 - January 31, 2026	122	$223.17	—	6,258,662
February 1, 2026 - February 28, 2026	1,130,939	177.12	1,129,418	5,129,244
March 1, 2026 - March 31, 2026	43	260.60	—	5,129,244
	1,131,104	$177.12	1,129,418
_____________

(1)Includes 1,686 shares purchased from employees to pay taxes related to the vesting of stock-based compensation awards.
(2)During the fiscal quarter ended March 31, 2026, the Company repurchased 1,129,418 shares of common stock at an average price of $177.10 under its share repurchase program. At March 31, 2026, the Company had 5,129,244 shares available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

Item 5.    OTHER INFORMATION
None.

Item 6.    EXHIBITS
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Amendment Number Seventeen to the Private Cloud Information Technology Services Agreement, dated March 31, 2026, by and between Broadridge Financial Solutions, Inc. and Kyndryl, Inc.

10.2	Amendment Number Five to the Amended and Restated 2019 Information Technology Services Agreement, dated March 31, 2026, by and between Broadridge Financial Solutions, Inc. and Kyndryl, Inc.

10.3	Amendment Number One to the SIS Services Agreement, dated March 31, 2026, by and between Broadridge Software ULC and Kyndryl Canada Limited

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three and nine months ended March 31, 2026 and 2025, (ii) condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2026 and 2025, (iii) condensed consolidated balance sheets as of March 31, 2026 and June 30, 2025, (iv) condensed consolidated statements of cash flows for the nine months ended March 31, 2026 and 2025, (v) condensed consolidated statements of stockholders’ equity for the three and nine months ended March 31, 2026 and 2025, and (vi) the notes to the condensed consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: April 30, 2026	By:	/s/ Ashima Ghei
Ashima Ghei
Corporate Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)