Form 10-K
period 2026-06-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2026-08-04
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value, as of December 31, 2025, of common stock held by non-affiliates of the registrant was $25,945,139,278.

As of July 31, 2026, there were 114,021,798 shares of the registrant’s common stock outstanding (excluding 40,439,329 shares held in treasury), par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of June 30, 2026 are incorporated by reference into Part III.

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
Investor Communication Solutions
Our Regulatory Solutions, Data-Driven Fund Solutions, Corporate Issuer Solutions, and Customer Communications Solutions are provided as part of the Investor Communication Solutions segment. The Investor Communication Solutions segment is the larger of our two business segments and its revenues represented approximately 74% and 74% of our total Revenues in fiscal years 2026 and 2025, respectively, including the foreign exchange impact from revenues generated in currencies other than the United States of America (“U.S.”) dollar. See “Analysis of Reportable Segments — Revenues” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We provide the following services and solutions through our Investor Communication Solutions segment:
Regulatory Solutions
We handle the entire proxy materials distribution and voting process for our bank, broker-dealer, corporate issuer and fund clients. We offer electronic and traditional hard copy services for the delivery of proxy materials to investors and collection of consents; maintenance of a rules engine and database that contains the delivery method preferences of our clients’ customers; posting of documents on their websites; email notification to investors alerting them that proxy materials are available; and proxy voting via telephone, online, mobile, or paper. We also offer proxy vote solicitation services for the registered clients of fund companies, efficiently managing the entire proxy campaign. In addition, we provide a complete outsourced solution for the processing of all international institutional and retail proxies, including shareholder disclosure management. We are actively extending our market-leading proxy voting and disclosure capabilities to support all models of tokenized securities ownership.
We play an integral role in the beneficial proxy process. A majority of publicly-traded shares are not registered in companies’ records in the names of their ultimate beneficial owners. Instead, a substantial majority of all public companies’ shares are held in “street name, meaning that they are held of record by broker-dealers or banks through their depositories. Most street name shares are registered in the name “Cede & Co.” the name used by The Depository Trust and Clearing Corporation (“DTC”), which holds shares on behalf of its participant broker-dealers and banks. These participant broker-dealers and banks (which are known as “Nominees” because they hold securities in name only) in turn hold the shares on behalf of their customers, the individual beneficial owners. Nominees, upon request, are required to provide companies with the information of beneficial owners who do not object to having their names, addresses, and shareholdings supplied to companies, so called “non-objecting beneficial owners” (or “NOBOs”). Objecting beneficial owners (or “OBOs”) may be contacted directly only by the broker-dealer or bank. As DTC’s role is only as the custodian, a number of mechanisms have been developed in order to pass the legal rights DTC holds as the record owner (such as the right to vote) to the beneficial owners. The first step in passing voting rights down the chain is the “omnibus proxy,” which DTC executes to transfer its voting rights to its participant Nominees. Under applicable rules, Nominees must deliver proxy materials to beneficial owners and request voting instructions.

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
We provide institutional investors with a suite of global solutions and services to manage and vote their holdings, including meeting their reporting needs. ProxyEdge® (“ProxyEdge”) is our institutional voting platform that allows institutional investors to view, manage and vote on their multi-custodial holdings, as well as generate reporting and access third party vote recommendations. Our Custom Policy Engine uses artificial intelligence (“AI”) to allow institutional investors to create, manage, and execute their own custom voting policies. Our Pass-Through Voting solution allows asset managers to vote their shares in underlying equities based on the policy or ballot preferences of their institutional and retail investors and our Proxy Disclosure solution allows institutional investors to create and file their required vote disclosures to fulfill their regulatory reporting obligations.
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

We also provide international corporate governance solutions that address our clients’ needs across Europe, the Middle East and Africa (“EMEA”) and the Asia-Pacific (“APAC”) region. These solutions include institutional and retail global proxy services for financial intermediaries, as well as shareholder disclosure management, data and analytics for both financial intermediaries and corporate issuers. Our international solutions help clients focus on their core businesses while helping them maintain compliance with applicable global and local regulatory requirements, reducing costs, improving efficiency and gaining valuable data-driven insights.
Data-Driven Fund Solutions
We provide a full range of data-driven analytics that help our asset management, broker-dealer, and retirement service provider clients grow revenue, operate efficiently, and maintain compliance. Our data and analytics solutions operate globally and provide data to power investment product distribution and predictive modeling, provide insights and research to enable asset managers to optimize product distribution across retail and institutional channels, and automate important tasks such as fund registration, commission payments and compliance monitoring. We also provide fiduciary-focused learning and development, software and technology, and data and analytics services to advisors, institutions and asset managers across the retirement and wealth ecosystem.
We also provide automated mutual fund and exchange-traded funds trade processing services for financial institutions that submit trades on behalf of their clients, including qualified and non-qualified retirement plans and individual wealth accounts. Our trust, trading and settlement services are integrated into our product suite, strengthening our role as a provider of insight, technology, and business process outsourcing to the asset management, wealth, and retirement industry. In addition, our marketing and transactional communications solutions provide a content management and omni-channel distribution platform for marketing and sales communications for asset managers, insurance providers and retirement service providers.
Corporate Issuer Solutions
We provide a range of corporate issuer solutions that revolve around shareholder meetings and proxy, corporate governance, regulatory filings and disclosure, and stock transfer services. Our services provide corporate issuers a single source solution that spans the entire shareholder communications and corporate disclosure lifecycle.
Our shareholder meetings and proxy services and our corporate governance services include a full suite of annual meeting and shareholder engagement solutions:
•Proxy services – we provide complete project management for the entire annual meeting process including proxy materials distribution, vote processing, and tabulation for registered and beneficial holdings, including tokenized equities, through our ShareLink® solution. In addition, we provide a Standing Voting Instructions service which enables our clients to offer their retail shareholders the ability to pre-set and automate their voting preferences for future eligible shareholder meetings.
•Virtual Shareholder Meeting™ – electronic annual meetings via webcast, either on a stand-alone basis, or in conjunction with in-person annual meetings, including shareholder validation and voting services and the ability for shareholders to ask questions and for management to respond during the meetings.
•Shareholder engagement tools – we offer tools for corporate issuers to help them better engage with their shareholders and other stakeholders in connection with the annual meeting process as well as on an ongoing basis throughout the year. These services provide aggregated shareholder data and analytics, shareholder delivery preferences, and voting trends.
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

We also provide registrar, stock transfer, and record-keeping services through our transfer agency services. Our transfer agency services address public companies’ need for more efficient and reliable stockholder record maintenance and communication services. In addition, we provide corporate actions services, including acting as the exchange agent, paying agent, or tender agent in support of acquisitions, initial public offerings, and other significant corporate transactions. We also provide abandoned property compliance and reporting services.
Customer Communications Solutions
We support clients across financial services, healthcare, insurance, consumer finance, telecommunications, utilities, and other service industries with omni-channel customer communications management solutions. Our capabilities span transactional communications, such as statements and bills, marketing communications, including personalized campaigns and microsites, and regulatory communications, such as trade confirmations and explanations of benefits.
Our services support both digital and physical delivery of critical customer communications. Our physical delivery services operate through a network of six highly automated production facilities across North America. The Broadridge Communications CloudSM (the “Communications Cloud”) is a flexible omni-channel platform designed to help organizations deliver a more seamless, personalized, and engaging client experience. The platform enables our clients to deploy the specific modules and delivery channels best suited to address their communication strategies while improving operational efficiency, streamlining communications management, and increasing customer engagement through open application programming interfaces and self-service tools. Through the Communications Cloud, our clients can:
•create transactional, regulatory, and marketing communications with dynamic, self-service content designed to drive customer action;
•deliver communications seamlessly across print, digital, email, short message service (“SMS”) and emerging channels, including interactive microsites, through a single integration; and
•gain comprehensive reporting and analytics to optimize communications and increase engagement based on customer behaviors and preferences.
In August 2025, we acquired Signal Agency Limited (“Signal”) to expand and globalize our digital customer communications capabilities, strengthen our presence in Europe, and further enhance our ability to help our clients modernize omni-channel customer and investor communications.
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
Our Global Technology and Operations business provides mission-critical, scale infrastructure to the global financial markets. We offer capital markets and wealth and investment management firms modern technology to enable growth, simplify their technology stacks, and mutualize costs across both traditional and tokenized assets. Our highly scalable, resilient, component-based platform automates the front-to-back transaction lifecycle of equity, mutual fund, fixed income, foreign exchange and exchange-traded derivatives, from order capture and execution through trade confirmation, margin, cash management, clearing and settlement, reference data management, reconciliations, securities financing and collateral management, asset servicing, compliance and regulatory reporting, portfolio accounting and custody-related services. Our Wealth Management business provides solutions for advisors and investors and streamlines back- and middle-office operations for broker-dealers by providing systems for critical post-trade activities, including books and records, transaction processing, clearance and settlement, and reporting. Our Investment Management business provides portfolio and order management solutions for traditional and alternative asset managers, which bring insights into trading, portfolio construction, risk, and analytics. Our solutions connect asset managers to a global network of broker-dealers for trade execution and post-trade matching and confirmation. In addition, we provide business process outsourcing services for our buy- and sell-side clients’ businesses. These services combine our technology, including agentic AI, with our operations expertise to support the entire trade lifecycle, including securities clearing and settlement, reconciliations, record-keeping, wealth management asset servicing, and custody-related functions.

The Global Technology and Operations segment’s revenues represented approximately 26% and 26% of our total Revenues in fiscal years 2026 and 2025, respectively, which gives effect to the foreign exchange impact from revenues generated in currencies other than the U.S. dollar. See “Analysis of Reportable Segments — Revenues” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We provide the following services and solutions through our Global Technology and Operations segment:
Capital Markets Solutions
Our capital markets platform and solutions deliver simplification and innovation across the full trade lifecycle, from order initiation to settlement. Our technology is a global solution, processing trades, clearance and settlement in more than 100 markets. Our technology enables our clients to meet the requirements of market change such as the T+1 securities settlement cycle, emergence of 24-hour markets, and the tokenization of assets. Our solutions enable global capital markets firms to access market liquidity, driving more effective market making and efficient front-to-back trade processing. These services include data management, securities financing, securities-based lending, collateral management, trade and transaction reporting, reconciliations, financial messaging, and asset servicing. Our solutions can be deployed as a complete solution as well as discrete components supporting financial institutions.
Through our Broadridge Trading and Connectivity Solutions business, we provide technology-driven trading and connectivity solutions that enable global capital markets participants to connect and trade. Our front-office solutions, post-trade product suite and other capital markets capabilities enable our clients to streamline their front-to-back technology platforms and operations and increase straight-through-processing efficiencies, across equities, fixed income, exchange-traded derivatives, and other asset classes. Our recent acquisition of CQG, Inc, (“CQG”), an execution management system provider to futures and options market participants, has expanded our execution management, algorithmic trading and market data capabilities and enhanced our market venue connectivity.
Our Post-Trade Processing solutions provide a multi-entity, multi-currency back-office platform serving institutional, correspondent clearing, proprietary trading, prime brokerage, custody and primary dealer clients. Our platforms support real-time processing across a broad range of asset classes, including equities, ETFs, options, mutual funds, U.S. Treasuries, agencies, corporate and municipal bonds, mortgage-backed securities, structured products, and foreign exchange. The core capabilities of our solutions include comprehensive books and records, clearance and settlement, position and margin management, cash management, asset servicing, client statements, tax reporting, and finance and accounting services.
In addition, our distributed ledger repo solution (“DLR”) uses blockchain-enabled distributed ledger technology and smart contracts to automate end-to-end repo lifecycle processing. This in turn drives greater liquidity, collateral mobility, and operational efficiency while driving cost savings for our clients.
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
Our business model
We deliver multi-client technology and business process outsourcing services primarily through common operations platforms. We create layers of value for clients by harnessing network benefits, providing deep data and analytics, and offering a comprehensive suite of digital capabilities all on a single platform that enables deeper integration, streamlined onboarding, and better data access. Our offerings allow our clients to mutualize key functions and thereby reduce their costs. All of this translates into our core value proposition, to be a trusted provider of technology and services across a range of analytical, operational, and reporting functions.
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
•Governance. We operate an extensive industry network through our governance platform that links broker-dealers, public companies, mutual funds, shareholders, and regulators. Through our platform, we continue to grow our governance solutions by transforming content and delivery and improving e-product capabilities to drive higher investor engagement. As the market evolves toward tokenized and digitally native securities, we are positioning our governance platform to support proxy voting, shareholder communications and issuer services across both traditional and tokenized infrastructures, which we believe creates meaningful growth opportunities. We aim to be an integral partner to broker-dealers, asset managers, and retirement service providers by offering data-driven solutions that help them grow revenue, reduce costs, and maintain compliance. We are also helping to simplify the governance process for public companies, offering an expanding suite of capabilities that allows them to better navigate the complexity of reaching shareholders. We continue to be a leading provider of investor communications and are at the forefront of delivering richer communication experiences. Our commitment to digitization is strong and we will continue to support our clients in their broader transition to a digital environment to improve engagement, efficiency, and compliance.

•Capital Markets. Global institutions have a strong need to simplify their complex technology environment, and our global, multi-asset-class technology platforms address this need. As a leader in global trade lifecycle management, we are driving next-generation solutions that simplify our clients’ operations, improve performance and resiliency, evolve to global operating models, adapt to new technologies, and enable our clients to better manage their data. We continue to leverage emerging technologies such as blockchain and AI to deliver innovative solutions to our clients. Our blockchain-enabled DLR solution combines distributed ledger technology with existing market settlement infrastructure to provide clients with added flexibility to manage their liquidity needs and execute cross-border intraday repo transactions. Broadridge is also focused on launching new non-repo solutions through our expanded distributed ledger platform (“DLx”). In addition, we are incorporating agentic AI into our fully managed services, where Broadridge runs operations end-to-end, or clients can deploy Broadridge’s agentic platform and technology directly into their own infrastructure. In addition, we have a number of AI-driven solutions such as BondGPT with agentic capabilities and continue to develop new AI applications to create a more efficient trading process for our clients. We also continue to develop component solutions that meet the regulatory, risk, data, and analytics needs of our clients, while also helping to drive more efficient liquidity, price discovery, and improved execution for the firms we serve. We continue building on our global platform capabilities, enabling our clients to simplify and improve their global operations across cash, equity securities, and other asset classes. We are adapting our capabilities for tokenized securities and extended or continuous trading models, to support interoperability between traditional and digital infrastructure and to help clients operate in more real-time, globally connected market environments.
•Wealth and Investment Management. Wealth and investment management clients, including full-service, regional and independent broker-dealers, investment advisors, insurance companies, and retirement solutions providers are all undergoing unprecedented change. These firms are in need of partners to help them navigate the demographic shift of advisors and investors, create more engaging client experiences, and deliver operational technologies that are essential to their business. These market dynamics are driving the need for more seamlessly integrated technology, as well as data-centric digital wealth and investment management solutions that better service advisors and investors. This can be achieved by simplifying and modernizing their complicated and interwoven legacy systems. To address these demands, we have developed a holistic wealth management platform solution that provides seamless systems and data integration capabilities. Our platform enables firms to improve advisor productivity, provide a more personalized investor experience, and realize operational process efficiencies. We have further bolstered our Wealth offerings in Canada by integrating advanced clearing and settlement, account record-keeping, and tax and regulatory reporting capabilities directly into our platform. Our solutions also reduce complexity and capitalize on emerging technology to simplify operations across the trade lifecycle for hedge fund, private asset, and complex asset managers and their asset servicers. In addition, we have a comprehensive extension of these capabilities to additional asset classes and full integration of tokenized and traditional infrastructure. By integrating digital asset capabilities, we can help wealth firms move faster and unlock new opportunities in crypto, alternatives, and tokenized funds.
Across our growth themes, we continue to expand our global footprint, driving international growth through both strategic investments and organic initiatives. These efforts reinforce our commitment to delivering scalable solutions to a growing and diverse global client base.
On-ramp for next-generation technologies and market structure
Across financial services, the pace of change is only accelerating. Our clients understand that next-generation technology is a key driving force for change and efficiency and that there is a need among our client base to leverage this technology to address their critical business challenges. These evolving technologies are reshaping the financial market ecosystem, including the infrastructure, and we are proactively adapting our offerings and investing in capabilities designed to support our clients through these changes. Our clients face obstacles in making the necessary investments and, more importantly, in applying the right talent and intellectual capital, which may be focused on their most differentiating functions. This continues to create a differentiated ability for us to support our clients in the areas where we have scale and domain expertise, which includes areas such as AI, digitization, tokenization, blockchain, digital assets, and other new technologies. We are positioned to serve as a bridge between traditional and digital finance, as our capabilities are designed to support interoperability across both traditional and digital market models. Our longstanding digital communications capabilities, with digitization rates of over 90% for equity proxy communications as of fiscal year 2026, will continue to assist clients in their transition from paper to digital communications. In addition, our proven tokenization capabilities and digital infrastructure have supported the transformation of repo market activity, including approximately $7.5 trillion in monthly tokenized transactions in June 2026. As financial markets evolve to include tokenized and other digital assets, we believe our role as a trusted and transformative partner, together with our deep compliance, governance and operational expertise, positions us to help clients navigate this transition. We are building or further expanding our governance, capital markets and wealth capabilities to on-chain environments, including communications, proxy voting and distribution, regulatory reporting, digital transfer agency, digital asset trading, post trade reporting, wallet solutions, and full integration of our DLx platform.

By leveraging our services, firms can benefit from highly skilled, experienced personnel with deep industry expertise, while mutualizing the costs and risks of technology innovation. We approach innovation through three actions: experimenting, partnering, and engaging. In turn, we help our clients stay on the cutting edge and realize the benefits of modernization and the latest technology and operational capabilities at a quicker pace.
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
In fiscal year 2026, we:
•managed proxy voting for over 1 billion equity proxy positions;
•processed over 8 billion investor and customer communications through print and digital channels;
•processed on average over $18 trillion in tokenized and traditional securities trades per day;
•provided fixed income trade processing services to 22 of the 26 primary dealers of fixed income securities in the U.S.; and
•provided services to the 15 largest U.S. wealth providers.
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
We are also focused on enterprise transformation with a focus on next-generation technologies. Our core strength lies in scalable, reusable platform components that empower developers and accelerate application delivery across the Company. This emphasis on unified product disciplines ensures business units have seamless access to top tier expertise. Furthermore, we leverage AI to unlock new commercial opportunities, enhance our product development approach and drive overall productivity. To fuel this continuous innovation, we employ a robust foundation with workload-centric hosting optimized for security, scalability, and efficiency. This standardized technology stack, powered by industry-leading enterprise tools, is fundamental to our strategy of delivering best-in-class solutions with improved speed.
We continually upgrade, enhance, and expand our existing products and services, taking into account input from clients, industry-wide initiatives and regulatory changes affecting our clients. By focusing on these key areas, we aim to meet the evolving needs of our clients through our product and service offerings.
Intellectual Property
We own a portfolio of more than 180 U.S. and non-U.S. patents and patent applications. We also own registered marks for our trade name and own or have applied for trademark registrations for many of our services and products. We regard our products and services as proprietary and utilize internal security practices and confidentiality restrictions in contracts with employees, clients, and others for protection. We believe that we are the owner or in some cases, the licensee, of all intellectual property and other proprietary rights necessary to conduct our business.

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
Certain aspects of our business are subject to regulatory compliance or oversight. As a provider of technology services to financial institutions, certain aspects of our U.S. operations are subject to regulatory examination by the Federal Financial Institutions Examination Council (“FFIEC”), an interagency body of the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration, and the Consumer Financial Protection Bureau. Periodic examinations by the FFIEC generally include areas such as internal audit, risk management, business continuity planning, information security, systems development, operational resiliency, and third-party vendor management to identify potential risks related to our services that could adversely affect our banking and financial services clients.
In addition, our business process outsourcing, fund processing, registered fund distribution, and transfer agency solutions, as well as the entities providing those services, are subject to regulatory oversight. Our business process outsourcing and mutual fund processing services are performed by a broker-dealer, Broadridge Business Process Outsourcing, LLC (“BBPO”). BBPO is registered with the SEC, is a member of FINRA and is required to participate in the Securities Investor Protection Corporation (“SIPC”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. BBPO is subject to regulations concerning many aspects of its business, including trade practices, capital requirements, record retention, money laundering prevention, the protection of customer funds and customer securities, and the supervision of the conduct of directors, officers, and employees. A failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders, or the suspension or revocation of SEC or FINRA authorization granted to allow the operation of its business or disqualification of its directors, officers, or employees. There has been continual regulatory scrutiny of the securities industry, including the outsourcing by firms of their operations or business functions. This oversight could result in the future enactment of more restrictive laws or rules with respect to business process outsourcing. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount.

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
In January 2026, we acquired Acolin Group Holdco Limited (“Acolin”), a European provider of cross-border fund distribution and regulatory services and included in the Company’s ICS reportable segment. Certain subsidiaries of Acolin are subject to supervision by the Federal Financial Supervisory Authority (Bundesanstalt für Finanzdienstleistungsaufsicht, “Bafin”) in Germany, and by the Swiss Financial Market Supervisory Authority (“FINMA”) in Switzerland. Acolin is therefore subject to regulations concerning many aspects of its businesses, including conduct requirements, minimum capital requirements, anti-money laundering prevention, the protection of client assets where applicable, record retention, and the oversight of outsourced functions, as well as the supervision of directors, officers, and employees.
Certain of our business units are required to comply with anti-money laundering (“AML”) laws and regulations in the U.S., such as the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the “BSA”), the BSA implementing regulations of the Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Department of the Treasury, the AML laws and regulation in Germany, such as the German Anti-Money Laundering Act, and similar laws and regulations in foreign jurisdictions where we do business. Our U.S. business units are also subject to the relevant aspects of regulations and guidance published by FinCEN (as discussed below), which includes the Know Your Customer (“KYC”) requirements promulgated by FinCEN.

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
We perform services for healthcare companies and are, therefore, subject to compliance with laws and regulations regarding healthcare information, including in the U.S., the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). We also perform certain payment card-related services and agree to comply with payment card standards, including the Payment Card Industry Data Security Standard. In addition, federal and state privacy and information security laws, and consumer protection laws, which apply to businesses that collect or process personal information, also apply to our businesses.
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

We are subject to privacy laws and regulations such as the California Privacy Rights Act (“CPRA”), the European Union’s General Data Protection Regulation (“GDPR”) and its UK equivalent, and Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”), and certain business lines are subject to state-level data brokerage laws. The changing nature of global privacy laws could impact our processing of personal information of our employees and on behalf of our clients.
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
Legal Compliance
Regulations issued by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of Treasury place prohibitions and restrictions on all U.S. citizens and entities, including us, with respect to transactions by U.S. persons with specified countries and individuals and entities identified on OFAC's sanctions lists and Specially Designated Nationals and Blocked Persons List, which is a published list of individuals and companies owned or controlled by, or acting for or on behalf of, countries subject to certain economic and trade sanctions, as well as terrorists, terrorist organizations and narcotics traffickers identified by OFAC under programs that are not country specific. In Europe and other non-US jurisdictions in which we operate, sanctions laws and regulations impose prohibitions and restrictions with respect to transactions and dealings involving certain countries, territories, individuals, and entities subject to economic and trade sanctions. These regimes generally include asset freezes, prohibitions on the making available of funds or economic resources, and restrictions on specific types of trade, financial services, and other business activities. We have developed procedures and controls that are designed to monitor and address legal and regulatory requirements and developments to protect against having direct business dealings with such restricted and prohibited countries, individuals, or entities.
Compliance with global laws and regulations that are applicable to our businesses can be complex and may increase our cost of doing business in international jurisdictions. Our international business could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, trade restrictions and embargoes, data privacy requirements, labor laws, tax laws, anti-competition regulations, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting bribery and other improper payments or inducements, such as the U.K. Bribery Act. Although we have implemented policies, procedures, and training designed to ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors, vendors, and agents will not take actions in violation of our policies or applicable laws and regulations, particularly as we expand our operations, including through acquisitions of businesses that were not previously subject to and may not have familiarity with laws and regulations applicable to us or compliance policies similar to ours. Any violations of sanctions or export control regulations or other laws could subject us to civil or criminal penalties, including the imposition of substantial fines and interest or prohibitions on our ability to offer our products and services to one or more countries, and could also damage our reputation, our international expansion efforts and our business, and negatively impact our operating results.

Human Capital Management
As of June 30, 2026, we had approximately 16,000 full-time associates in 28 countries. None of our U.S. employees are represented by a labor union. In some countries outside the U.S., we have works councils, or we are required by local law to enter into and/or comply with collective bargaining agreements. We believe that our employee relations are good.
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

Associate Engagement
We believe there is a direct connection between associate engagement and the satisfaction of our clients and the creation of stockholder value so we regularly conduct surveys to assess associate engagement and determine if and how perspectives have changed over time. Our surveys allow our associates to share their views on our workplace, the importance of various aspects of work life balance, among other topics. The themes and insights from our associate feedback are shared with our executive leadership and have been instrumental in shaping our workplace. In fiscal year 2026, we received an 82% overall favorable rating in the annual Great Place to Work survey. In addition, 85% of our associates stated that Broadridge is a “great place to work,” and we have received certification from Great Place to Work for our outstanding workplace culture in 16 countries: U.S., Canada, India, the United Kingdom, Ireland, Romania, Poland, Singapore, Japan, Germany, Hong Kong, Sweden, Czechia, France, Australia and the Philippines. In addition, we support several Associate Networks, where every associate at Broadridge has the opportunity to find peer support, shape company culture, receive mentorship from senior members, and develop their careers. While our Associate Networks each have a specific focus, membership is open to everyone at Broadridge.
Talent and Development
We believe that our associates are among our most valuable assets and fostering their professional development is a core part of our organizational culture. To support this, we provide our associates with a broad array of learning and development opportunities through Broadridge University, including online courses and both virtual and on-site training programs. Our initiatives include career advancement programs from leading business schools, leadership development and global mentoring opportunities, technical upskilling academies, and a tuition reimbursement plan. We also encourage participation in external learning opportunities and industry events. These resources are designed to provide personalized development guidance and support associates at all levels in expanding their professional networks, gaining valuable skills and knowledge to excel in their current roles, preparing for future opportunities, and enhancing their leadership capabilities. We also empower associates to learn and grow as subject matter experts in areas related to our business, such as financial markets and AI. Our AI Academy is a voluntary program that offers foundational, applied, and advanced learning paths, courses, and workshops for our associates to establish a robust foundation in AI. In fiscal year 2026, approximately 5,000 associates participated in our AI Academy, completing more than 11,000 courses in the aggregate. In turn, this enables our associates to better serve our clients while also adding value to their own career development and skill sets. In addition to career-oriented education, we also require all associates to complete a variety of annual trainings that reinforce our commitment to high ethical standards and a culture of honesty, integrity, and compliance.
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
We provide technology solutions to financial services firms that are generally subject to extensive regulation globally. As a provider of products and services to financial institutions and issuers of securities, our products and services are provided in a manner designed to assist our clients in complying with the laws and regulations to which they are subject. Changes in laws and regulations could require changes in the services we provide, the manner in which we provide our services, and the fees we charge for our services, or they could result in a reduction or elimination of the demand for our services. Such changes in laws or regulations could result in a material negative impact on our business and financial results. Some of our services and related fees, such as our proxy communications, shareholder report and prospectus distribution, and other regulatory or customer communications services, are particularly sensitive to changes in laws and regulations, including those governing the financial services industry and the securities markets such as applicable SEC or stock exchange rules, regulations or interpretations. For example, the SEC’s recently proposed Regulation E-Delivery would permit our clients to change the default delivery method for certain communications required under the federal securities laws from paper to electronic delivery. If the rule is adopted as proposed, the volume of physically delivered communications we process would decrease. While the volume of electronic delivery of communications we process is expected to increase, our recurring revenue growth and distribution revenues will decrease, which could result in a decrease in our earnings and the potential restructuring of our physical distribution operations.
The regulatory framework governing tokenized securities and other digital assets continues to evolve in the U.S. and internationally. Currently, there is no uniform approach to the regulatory treatment of these assets, and changes in their classification or regulation, or in broader regulatory positions regarding such assets, could affect the pace of market adoption, alter the obligations of our clients, intermediaries, and service providers, and require us to modify our business model, products, or services in ways that are difficult to predict. This uncertainty could adversely affect our business, results of operations, or financial condition.
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
In fiscal year 2026, our largest client accounted for approximately 7% of our consolidated revenues. While our clients generally work with multiple business segments, the loss of business from any of our larger clients due to merger or consolidation, financial difficulties or bankruptcy, or the termination or non-renewal of contracts could have a material adverse effect on our revenues and results of operations. Also, a delay in onboarding a client onto our technology would result in a delay in our recognition of revenue from that client. Further, in the event of the loss of a client’s business, a reduction of a client’s demand for our services, or a change in the method of delivery of our services, then in addition to losing the revenue from that client, we could be required to write-off all or a portion of the related client investments or accelerate the amortization of certain costs, including costs incurred to onboard a client or convert a client’s systems to function with our technology. Such costs for all clients represented approximately 9% of our total assets as of June 30, 2026, with one client representing a large portion of this amount. See Note 3, “Revenue Recognition” and Note 12, “Deferred Client Conversion and Start-up Costs” to our consolidated financial statements for more information.
Security breaches or cybersecurity incidents could adversely affect our financial results and ability to operate, could result in personal, confidential or proprietary information being misappropriated, and may cause us to be held liable or suffer harm to our reputation.
We process and transfer sensitive data, including personal information, valuable intellectual property and other proprietary or confidential data provided to us by our clients, which include financial institutions, public companies, mutual funds, and healthcare companies. We also handle personal information of our employees in connection with their employment. Some of our services are provided through the internet, which increases our exposure to potential cybersecurity incidents. Information security threats continue to evolve, such as the increasing availability and adoption of AI technologies by malicious actors, resulting in increased risk and exposure and increased costs to protect against the threat of information security breaches or to respond to or alleviate problems caused by such breaches. These AI-enabled capabilities have accelerated the sophistication and frequency of cybersecurity threats and may make it more difficult to detect, prevent, and respond to attacks.
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

In addition, we run the risk of disintermediation due to emerging technologies, fintech start-ups and new market entrants. If we fail to adapt or keep pace with new technologies in a timely manner, it could harm our ability to compete, decrease the value of our products and services to our clients, and harm our business and impact our future growth. The emergence of tokenized securities in which ownership of financial instruments is recorded and transferred on distributed ledger or blockchain-based platforms rather than through traditional intermediary infrastructure presents the risk of disintermediation to our clients or certain of our businesses. If tokenized securities achieve broad market adoption, demand for traditional securities processing, investor communications, proxy distribution, and transfer agency services and related technologies of the type we provide could be altered, reduced or eliminated. We may need to make significant investments to adapt our products and services to a tokenized securities environment, and there can be no assurance that we will be able to do so successfully or in a timely manner or on a competitive basis. This could adversely affect our business, results of operations, or financial condition.
Our business and results of operations may be adversely affected if we do not comply with legal and regulatory requirements that apply to our services or businesses, and new laws or regulations and/or changes to existing laws or regulations to which we are subject may adversely affect our ability to conduct our business or may reduce our profitability.
The legislative and regulatory environment of the financial services industry is continuously changing. The SEC, FINRA, DOL, various stock exchanges and other U.S. and foreign governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations or provide revised interpretations or they may change their priorities, including those related to enforcement, with respect to existing laws and regulations. These legislative and regulatory initiatives impact the way in which we conduct our business, requiring changes to the way we provide our services or additional investment which may make our business less profitable. Further, as a provider of technology services to financial institutions, certain aspects of our U.S. operations are subject to regulatory examination by the FFIEC. A sufficiently unfavorable review from the FFIEC could have a material adverse effect on our business. With an increased focus on cybersecurity, operational resiliency, and vendor risk management, the FFIEC and other regulatory agencies provide guidelines for overseeing technology service providers, increasing the contractual requirements with our clients and the cost of providing our services.
Our business process outsourcing, fund processing, registered fund distribution, and transfer agency solutions as well as the entities providing those services are subject to regulatory oversight. Our provision of these services must comply with applicable rules and regulations of the SEC, FINRA, DOL, various stock exchanges and other regulatory bodies charged with safeguarding the integrity of the securities markets and other financial markets and protecting the interests of investors participating in these markets. If we fail to comply with any applicable regulations in performing these services, our license to perform such services could be revoked, or we could be subject to suits for breach of contract or to governmental proceedings, censures and fines. In addition, we could lose clients and our reputation could be harmed, negatively impacting our ability to attract new clients.
As a provider of data and business processing solutions, our systems contain a significant amount of sensitive data, including personal information, related to our clients, customers of our clients, our employees, among others. We are, therefore, subject to compliance obligations under federal, state and foreign privacy and information security laws, including in the U.S., the GLBA, HIPAA, CPRA, the PIPEDA in Canada, the GDPR in the European Union and its UK equivalent, and we are subject to compliance with various client industry standards such as PCI DSS as well as Medicare and Medicaid programs related to our clients. We are subject to penalties for failure to comply with such regulations and requirements, and such penalties could have a material adverse effect on our financial condition, results of operations, or cash flows. There has been increased public attention regarding the use of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop, the number of jurisdictions adopting such laws continues to increase and these laws may be inconsistent from jurisdiction to jurisdiction. Furthermore, the changing nature of global privacy laws could impact our processing of personal information.
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
We rely on relationships with third parties, including our service providers and other vendors for certain functions. If we are unable to effectively manage our third-party relationships and the agreements under which our third-party vendors operate, our financial results or reputation could suffer. We rely on these third parties, including for the provision of certain data center and cloud services, to provide services in a timely and accurate manner and to adequately address risks, including those related to cybersecurity and physical security. Failure by these third parties to adequately perform their services as expected could result in material interruptions in our operations and negatively impact our services resulting in a material adverse effect on our business and financial results.
Certain of our businesses rely on a single or a limited number of service providers or vendors. Changes in the business condition (financial or otherwise) of these service providers or vendors could impact their provision of services to us or cause them to be unable to provide services to us at all, which could have a material adverse effect on our business and financial results. In such circumstances, we cannot be certain that we will be able to replace our key third-party vendors in a timely manner or on terms commercially reasonable to us given, among other reasons, the scope of responsibilities undertaken by some of our service providers, the depth of their experience and their familiarity with our operations generally.
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
We rely on government-sponsored postal services and third-party carriers to deliver communications and changes in our relationships with these carriers or an increase in postal rates or shipping costs may adversely impact demand for our products and services and could have an adverse impact on our business and results of operations.
We rely upon the United States Postal Service (“USPS”), Canada Post, other government-sponsored postal services globally, and third-party carriers, such as the United Parcel Service, for timely delivery of communications on behalf of our clients. As a result, we are subject to carrier disruptions due to factors that are beyond our control, including employee strikes, inclement weather, and increased fuel costs. Any failure to deliver communications to or on behalf of our clients in a timely and accurate manner may damage our reputation and brand and could cause us to lose clients. In addition, certain government-sponsored postal services, including the USPS and Canada Post, have experienced financial challenges, labor disputes, and operational constraints in recent years and may, as a result, implement significant changes to the breadth or frequency of its mail delivery or other aspects of service, which could disrupt the distribution of communications. If our relationship with any of these third-party carriers is terminated or impaired, or if any of these third parties are unable to distribute communications, we would be required to use alternative, and possibly more expensive, carriers to complete our distributions on behalf of our clients. We may be unable to engage alternative carriers on a timely basis or on acceptable terms, if at all, which could have an adverse effect on our business. In addition, future increases in postal rates or shipping costs, as well as changes in customer preferences, may result in decreased demand for our traditional printed and mailed communications resulting in an adverse effect on our business, financial condition and results of operations.

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
Our clients operate in highly regulated industries and rely on our services to meet some of their regulatory requirements and the demands of their customers. The inability or failure to properly perform our services could result in our clients and/or certain of our subsidiaries that operate regulated businesses being subjected to losses including censures, fines, or other sanctions by applicable regulatory authorities, and we could be liable to parties who are financially harmed by those errors. In addition, the inability to properly perform our services or errors in the performance of our services could result in a decline in confidence in our products and services, legal action, and cause us to incur expenses including service penalties, lose revenues, lose clients or damage our reputation.

Our use and incorporation of a broad range of artificial intelligence technologies in our products, services, and operations present risks, uncertainties, and challenges that could adversely affect our business, financial condition, and results of operations.
Our ability to attract and retain clients depends on our capacity to develop and support innovative products and services, including through developing or deploying emerging technologies such as artificial intelligence. Some of our products, services and processes leverage AI, including both machine learning and Generative and Agentic AI, and we continue to make investments in initiatives focused on the further development and deployment of these technologies. However, there is no assurance that our use or development of AI will enhance our products or services or their marketability, improve operating results, or deliver anticipated benefits, and our product development initiatives involving AI may be unsuccessful. While implementation of these technologies offers the potential for innovation and competitive differentiation, it also poses significant risks and uncertainties, especially given its early stage of commercial adoption. The use of AI in our product initiatives and offerings or services, or in our internal business operations, may give rise to risks related to accuracy, bias, discrimination, intellectual property infringement, misappropriation or leakage of proprietary, confidential and personal information, defamation, data privacy, and cybersecurity. Any error, defect, or vulnerability in our AI-powered products or business processes could undermine the quality of our products and services, adversely impact our clients’ businesses, subject us or our clients to regulatory scrutiny, fines or litigation and cause reputational harm. We are exposed to similar risks in connection with the use of AI technology by our third-party vendors and clients.
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
As part of our overall business strategy, we may make acquisitions and strategic investments in companies, technologies or products, or enter joint ventures. In fact, over the last three fiscal years we have completed seven acquisitions. These transactions and the integration of acquisitions involve a number of risks. The core risks are in the areas of:
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
As of June 30, 2026, we had $3,254.6 million in aggregate carrying amount of total debt. Additionally, our revolving credit facility has a remaining borrowing capacity of $1,225.3 million as of June 30, 2026. Our overall leverage and the terms of our financing arrangements could:
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
As a result of past acquisitions, we carry a significant amount of goodwill and other acquired intangible assets on our balance sheet. In addition, we also defer certain costs to onboard a client or convert a client’s systems to function with our technology. Goodwill, intangible assets, net, and deferred client conversion and start-up costs accounted for approximately 65% of the total assets on our balance sheet as of June 30, 2026. We test goodwill for impairment annually as of March 31st and we test goodwill, intangible assets, net, and deferred client conversion and start-up costs for impairment at other times if events have occurred or circumstances exist that indicate the carrying value of such assets may no longer be recoverable. It is possible we may incur impairment charges in the future, particularly in the event of a prolonged economic recession or loss of a key client or clients. A significant non-cash impairment could have a material adverse effect on our results of operations.

Additionally, we hold digital assets, a relatively new and evolving asset class and technological innovation. For example, we receive and hold digital assets in the form of Canton Coins in connection with our role as a Validator and Super Validator on the Global Synchronizer, the Canton Network’s decentralized interoperability infrastructure. As a holder of digital assets and through our activities as a Validator and Super Validator, we are subject to a high degree of uncertainty and risk. These risks include, but are not limited to, market volatility, potential for fraud or theft, cyberattacks, mismanagement or loss of electronic wallet keys, and rapidly changing or unsettled legal, regulatory, and market standards. The value of digital assets is highly speculative and can fluctuate dramatically, and determining their fair value can be particularly challenging. Events such as diminished adoption, negative regulatory developments, or technological changes may result in significant reductions to the value of digital assets we hold or even the total loss of such assets. In addition, our ability to convert digital assets to fiat currency may be limited or nonexistent as a result of general market conditions or contractual commitments. Furthermore, as legal and regulatory requirements for digital assets continue to evolve, we could face additional compliance costs, restrictions, or liabilities, and any significant loss in value or adverse developments relating to digital assets could impact our financial condition and results of operations.
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

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 1C. Cybersecurity
Our information security program is designed to meet the needs of our clients who entrust us with their sensitive information. We maintain International Organization for Standardization (“ISO”) 27001 certification for our enterprise-wide information security management system and program. Where applicable, we align to, and our program is assessed to meet, other industry standards or frameworks, including the Cloud Security Alliance’s Cloud Controls Matrix (“CSA”), the Payment Card Industry Data Security Standard (“PCI”), HIPAA, and the CSF HiTRUST Common Security Framework.
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

•utilize the National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity (the “NIST Framework”) issued by the U.S. government as a guideline to manage our cybersecurity-related risk. The NIST Framework outlines security controls and outcomes over five functions: identify, protect, detect, respond, and recover. In 2026, we engaged an independent third-party to assess our program against the new NIST 2.0 Cybersecurity Framework;
•undergo periodic third-party assessments of our program, policies or applications, including annual reviews in connection with System and Organization Controls (“SOC”) 1 and 2 examinations, as well as annual independent assessments relating to HIPAA, CSA, ISO 27001 and PCI standards;
•participate in industry-led cybersecurity initiatives designed to strengthen cyber defense and help secure critical software and infrastructure. In 2026, we joined Anthropic’s Project Glasswing, an industry initiative focused on using frontier AI models to enhance cybersecurity capabilities, improving our ability to identify and remediate security vulnerabilities;
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

ITEM 2.     Properties
We operate our business primarily from 50 facilities. We lease 10 production-related facilities in Edgewood, New York; El Dorado Hills, California; South Windsor, Connecticut; Urbandale, Iowa; Dallas, Texas; Coppell, Texas; and Markham, Canada, with a combined space of 2.2 million square feet which are used in connection with our Investor Communication Solutions business. We also lease one facility in Newark, New Jersey, which houses our principal Global Technology and Operations business operations. We lease space at 39 additional locations, subject to customary lease arrangements which expire on a staggered basis. We believe our facilities are currently adequate for their intended purposes and are adequately maintained.

ITEM 3.    Legal Proceedings
Currently, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of the Company’s property is the subject. In the normal course of business, the Company is subject to claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material impact on its financial condition, results of operations, or cash flows. For information concerning the Company’s legal proceedings, reference is made to Note 20, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” to our Consolidated Financial Statements under Item 8. of Part II of this Annual Report on Form 10-K.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II.
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading “regular way” on the NYSE under the symbol “BR” on April 2, 2007. There were 7,705 stockholders of record of the Company’s common stock as of July 31, 2026. This figure excludes the beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Dividend Policy
We expect to pay cash dividends on our common stock. On August 3, 2026, our Board approved an increase in our quarterly cash dividend by $0.115 per share to $1.09 per share, an increase in our expected annual dividend amount from $3.90 to $4.36 per share. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board deems relevant.
As a holding company, substantially all our assets are comprised of the capital stock of our subsidiaries; therefore, our ability to pay dividends will be dependent on our receiving dividends from our operating subsidiaries. Our subsidiaries through which we provide our business process outsourcing, fund processing, registered fund distribution, and transfer agency services are regulated and may be subject to restrictions on their ability to pay dividends to us. We do not believe that these restrictions are significant enough to impact the Company’s ability to pay dividends.
Performance Graph
The following graph compares the cumulative total return on Broadridge common stock from June 30, 2021 to June 30, 2026, with the comparable cumulative return of the: (i) S&P 500 Index, and (ii) S&P 500 Industrials Index. The graph assumes $100 was invested on June 30, 2021 in our common stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock.
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that Broadridge specifically incorporates it by reference into such filing.

Comparison of Five-Year Cumulative Total Return Among Broadridge Financial Solutions, Inc., S&P 500 Index, and S&P 500 Industrials Index (in dollars)

$200.00
$150.00
$100.00
$50.00
$0.00
June 30, 2021
June 30, 2022
June 30, 2023
June 30, 2024
June 30, 2025
June 30, 2026
Broadridge Financial Solutions. Inc. Common Stock
S&P 500 Index
S&P 500 Industrials Index

	June 30, 2021	June 30, 2022	June 30, 2023	June 30, 2024	June 30, 2025	June 30, 2026
Broadridge Financial Solutions. Inc. Common Stock	$100.00	$89.72	$106.29	$128.52	$161.02	$92.59
S&P 500 Index	$100.00	$89.37	$106.86	$133.08	$153.23	$187.39
S&P 500 Industrials Index	$100.00	$86.57	$108.31	$125.07	$153.48	$195.12
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our fourth fiscal quarter ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2026 – April 30, 2026	1,927	$159.98	—	5,129,244
May 1, 2026 – May 31, 2026	1,177,004	148.88	1,174,123	3,955,121
June 1, 2026 – June 30, 2026	491,237	153.40	490,332	3,464,789
Total	1,670,168	$150.22	1,664,455
(1)Includes 5,713 shares purchased from employees to pay taxes related to the vesting of restricted stock units.
(2)During the fiscal quarter ended June 30, 2026, the Company repurchased 1,664,455 shares of common stock at an average price of $150.22 under its share repurchase program. At June 30, 2026, the Company had 3,464,789 shares available for repurchase under its share repurchase program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

ITEM 6.    [Reserved]
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion summarizes the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal years ended June 30, 2026 and 2025, and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words such as “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be,” “on track” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results, performance or achievements may differ materially from the results discussed in this Item 7. because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” and “Risk Factors” included in Part 1 of this Annual Report on Form 10-K.
The discussion summarizing the significant factors affecting the results of operations and financial condition of Broadridge during the fiscal year ended June 30, 2025 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year 2025 (the “2025 Annual Report”), which was filed with the Securities and Exchange Commission on August 5, 2025.
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
Acquisitions of Businesses
We acquired four businesses in fiscal year 2026, including CQG, Acolin, iJoin, and Signal, for an aggregate purchase price of $300.2 million in cash ($282.8 million net of cash acquired). Refer to Note 6, “Acquisitions” to our Consolidated Financial Statements under Item 8. of Part II of this Annual Report on Form 10-K for a more detailed discussion.

BASIS OF PRESENTATION
The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the SEC requirements for Annual Reports on Form 10-K. In management’s opinion, the Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. The results of operations reported for the periods presented are not necessarily indicative of the results of operations for subsequent periods. Refer to Note 1, “Basis of Presentation” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for a more detailed discussion.

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
CRITICAL ACCOUNTING ESTIMATES
We continually evaluate the accounting policies and estimates used to prepare the Consolidated Financial Statements. The estimates, by their nature, are based on judgment, available information, and historical experience and are believed to be reasonable. However, actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed below. See Note 2, “Summary of Significant Accounting Policies” included within this Annual Report on Form 10-K for discussion of the use of estimates in preparing the Consolidated Financial Statements.
Goodwill. We review the carrying value of all our Goodwill by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate a possible impairment. When determining fair value of a reporting unit, we utilize the income approach which considers a discounted future cash flow analysis using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the particular reporting unit’s weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows based on forecasted earnings before interest and taxes, and the selection of the terminal value growth rate and discount rate assumptions. The weighted-average cost of capital takes into account the relative weight of each component of our consolidated capital structure (equity and long-term debt). Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-range planning process. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, not to exceed the total amount of Goodwill allocated to that reporting unit. We had $3,787.8 million of Goodwill as of June 30, 2026. Given the significance of our Goodwill, an adverse change to the fair value of one of our reporting units could result in an impairment charge, which could be material to our earnings.
The Company performs a sensitivity analysis under the goodwill impairment test assuming hypothetical reductions in the fair values of our reporting units. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in our calculations of the fair values of the reporting units would not result in an impairment of our Goodwill.
Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). The Company is subject to regular examination of its income tax returns by the U.S. federal, state and foreign tax authorities. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements. The Company has estimated foreign net operating loss carryforwards of approximately $41.6 million as of June 30, 2026 of which $7.2 million are subject to expiration in the June 30, 2028 through June 30, 2043 period, and of which $34.4 million has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $20.0 million of which $6.3 million are subject to expiration in the June 30, 2027 through June 30, 2037 period with the balance of $13.7 million having an indefinite utilization period. U.S. federal net operating loss carryforwards resulting from tax losses beginning with the fiscal year ended June 30, 2019 have an indefinite carryforward under the U.S. Tax Cuts and Jobs Act (the “Tax Act”). The Company did not generate federal net operating losses for the fiscal year ended June 30, 2026.

Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $6.9 million and $11.2 million at June 30, 2026 and 2025, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income requires significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.
Share-based Payments. Accounting for stock-based compensation requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock options issued by using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected life of the stock option grants is derived from the historical settlement data combined with a hypothetical settlement assumption for outstanding options and represents the period of time that options granted are expected to be outstanding. Determining these assumptions are subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock options. A hypothetical change of five percentage points applied to the volatility assumption used to determine the fair value of the fiscal year 2026 stock option grants would result in an approximate $4.0 million change in total pre-tax stock-based compensation expense for the fiscal year 2026 grants, which would be amortized over the vesting period. A hypothetical change of one year in the expected life assumption used to determine the fair value of the fiscal year 2026 stock option grants would result in an approximate $2.3 million change in the total pre-tax stock-based compensation expense for the fiscal year 2026 grants, which would be amortized over the vesting period. A hypothetical change of one percentage point in the forfeiture rate assumption used for the fiscal year 2026 stock option grants would result in an approximate $0.3 million change in the total pre-tax stock-based compensation expense for the fiscal year 2026 grants, which would be amortized over the vesting period. A hypothetical one-half percentage point change in the dividend yield assumption used to determine the fair value of the fiscal year 2026 stock option grants would result in an approximate $1.6 million change in the total pre-tax stock-based compensation expense for the fiscal year 2026 grants, which would be amortized over the vesting period.
KEY PERFORMANCE INDICATORS
Management focuses on a variety of key indicators to plan, measure and evaluate the Company’s business and financial performance. These performance indicators include Revenue, Recurring revenue, and Closed sales as well as not generally accepted accounting principles measures (“Non-GAAP”) of Adjusted Operating income, Adjusted Net earnings, Adjusted earnings per share, Free Cash flow, and Recurring revenue growth constant currency. In addition, management focuses on select operating metrics specific to Broadridge of Position Growth and Internal Trade Growth, as defined below.
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
Revenues
Revenues are primarily generated from fees for processing and distributing investor communications and fees for technology-enabled services and solutions. The Company monitors revenue in each of our two reportable segments as a key measure of success in addressing our clients’ needs. Revenues from fees are derived from both recurring and event-driven activity. The level of recurring and event-driven activity the Company processes directly impacts distribution revenues. While event-driven activity is highly repeatable, it may not recur on an annual basis. Event-driven revenues are based on the number of special events and corporate transactions the Company processes. Event-driven activity is impacted by financial market conditions and changes in regulatory compliance requirements, resulting in fluctuations in the timing and levels of event-driven revenues. Distribution revenues primarily include revenues related to the physical mailing of proxy materials, interim communications, transaction reporting, customer communications and fulfillment services as well as administrative services related to our fund processing solutions.
Recurring revenue growth represents the Company’s total annual revenue growth, less growth from event-driven and distribution revenues. We distinguish recurring revenue growth between organic and acquired:

•Organic – Includes recurring revenue generated from Net New Business and Internal Growth.
•Acquired – Includes recurring revenue generated from acquired services in the first twelve months following the date of acquisition. This type of growth comes as a result of our strategy to purchase, integrate, and leverage the value of assets we acquire.
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
Position Growth and Internal Trade Growth for the fiscal years ended June 30, 2026, and 2025, are as follows:

	Years Ended June 30,
	2026	2025
Position Growth
Equity positions	16%	16%
Equity revenue positions	12%	12%
Mutual fund / ETF positions	6%	7%

Internal Trade Growth	15%	13%

RESULTS OF OPERATIONS
The following discussions of Analysis of Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025. The Analysis of Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Consolidated Statements of Earnings. Discussions of Analysis of Consolidated Statements of Earnings and Analysis of Reportable Segments for the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024 is disclosed in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2025 Annual Report.
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
“Gains or Losses on Digital Assets” represent the unrealized gains or losses, as applicable, related to the mark to market of the Company’s digital asset holdings and the unrealized and realized gains or losses, as applicable, associated with the Canton Digital Asset Treasury transaction. Refer to Note 2, “Summary of Significant Accounting Policies” for further details related to the Company’s accounting for Canton Coins. Refer to Note 8, “Fair Value of Financial Instruments” for details related to realized and unrealized gains or losses.
“Internal Growth” is a component of recurring revenue and generally reflects year over year changes in existing services to our existing customers’ multi-year contracts beyond the initial twelve-month period in which it was included in Net New Business.
“Investment Gain” represents a non-operating, non-cash gain on a privately held investment.
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
“Restructuring and Other Related Costs” consists of severance and other costs related to the closure of substantially all operations of a production facility.
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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. During fiscal year 2026, mutual fund proxy revenues were flat compared to the prior fiscal year. During fiscal year 2025, mutual fund proxy revenues were 75% higher than the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
Distribution revenues primarily include revenues related to the physical mailing of proxy materials, interim communications, transaction reporting, customer communications and fulfillment services, as well as administrative services related to our fund processing solutions.
Distribution cost of revenues consists primarily of postage-related expenses incurred in connection with our Investor Communication Solutions segment, as well as administrative services expenses related to our fund processing solutions. These costs are reflected in Cost of revenues.
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
The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For the fiscal years ended June 30, 2026 and June 30, 2025, we reported Closed sales net of a 5.0% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
For the fiscal years ended June 30, 2026 and 2025, Closed sales were $305.1 million and $287.9 million, respectively. The fiscal years ended June 30, 2026 and 2025, are net of an allowance adjustment of $16.1 million and $15.2 million, respectively.
Recent Developments
On July 16, 2026, the SEC proposed Regulation E-Delivery, a new rule addressing the investor communications disclosure framework (“Reg E-Delivery” or the “Proposal”). If the Proposal is adopted as proposed, the rule would permit, but not require, entities to use electronic delivery as the default method for delivery of required disclosures, reports, and other regulatory materials under the federal securities laws instead of paper delivery. Reg E-Delivery would not require entities to obtain affirmative consent from their customers or investors before using e-delivery. The Proposal covers all disclosures required to be delivered under the federal securities laws (“covered information”) by corporate issuers, investment advisers, broker-dealers, and transfer agents (“covered entities”) to their current or prospective customers, investors, or shareholders (“covered recipients”), including prospectuses, proxy statements, shareholder reports, and trade confirmations. The Proposal provides for a transition process for those covered recipients who currently receive covered information in paper format, requiring that they receive two paper notices that include the ability to opt out of e-delivery. The Proposal is subject to a 60-day comment period. We are reviewing the impact of the Proposal on our business, however based on our preliminary analysis, if the Proposal is adopted and implemented as proposed, we expect no impact on our financial results in fiscal year 2027. As our clients implement the proposed rule changes, we anticipate a modest decrease in our recurring revenue growth over a two- to three-year period, which we expect to largely offset with new solutions. We also expect a decline in distribution revenues, which should increase our margins. Overall, we anticipate being able to mitigate any adverse impact on our earnings results resulting from Reg E-Delivery.
We will closely monitor and evaluate the progress of the Proposal and its potential impact on our business. Please see our “Risk Factors” in Part I, Item 1A. of this Annual Report.

ANALYSIS OF CONSOLIDATED STATEMENTS OF EARNINGS
Fiscal Year 2026 Compared to Fiscal Year 2025
The table below presents Consolidated Statements of Earnings data for the fiscal years ended June 30, 2026 and 2025, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2026	2025	Change
			($)	(%)
	(in millions, except for per share amounts)
Revenues	$7,476.8	$6,889.1	$587.6	9
Cost of revenues	5,100.7	4,752.3	348.4	7
Selling, general and administrative expenses	1,075.5	948.2	127.2	13
Total operating expenses	6,176.2	5,700.6	475.7	8

Operating income	1,300.6	1,188.6	112.0	9
Margin	17.4%	17.3%		0.1	pts
Interest expense, net	(99.9)	(122.7)	22.8	(19)
Other non-operating income (expenses), net	245.2	(7.1)	252.3	NM
Earnings before income taxes	1,445.8	1,058.7	387.1	37
Provision for income taxes	321.6	219.2	102.3	47
Effective tax rate	22.2%	20.7%		1.5	pts
Net earnings	$1,124.3	$839.5	$284.8	34
Basic earnings per share	$9.67	$7.17	$2.50	35
Diluted earnings per share	$9.60	$7.10	$2.50	35

Weighted average shares outstanding:
Basic	116.3	117.1
Diluted	117.1	118.3
Revenues
The table below presents Consolidated Statements of Earnings data for the fiscal years ended June 30, 2026 and 2025, and the dollar and percentage changes between periods:

	Years Ended June 30,
	2026	2025	Change
			$	%
	($ in millions)
Recurring revenues	$4,878.0	$4,507.9	$370.1	8
Event-driven revenues	348.1	319.3	28.9	9
Distribution revenues	2,250.6	2,062.0	188.7	9
Total	$7,476.8	$6,889.1	$587.6	9

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	3pts	3pts	2pts	1pt	8%
Revenues increased $587.6 million, or 9%, to $7,476.8 million from $6,889.1 million.
•Recurring revenues increased $370.1 million, or 8%, to $4,878.0 million. Recurring revenue growth constant currency (Non-GAAP) was 8%, driven by organic growth and acquisitions in ICS and GTO.

•Event-driven revenues increased $28.9 million, or 9%, driven by higher equity and other communications.
•Distribution revenues increased $188.7 million, or 9%, primarily driven by the postage rate increases of approximately $123 million and higher volumes.
Total operating expenses. Operating expenses increased $475.7 million, or 8%, to $6,176.2 million from $5,700.6 million:
•Cost of revenues - The increase of $348.4 million primarily reflects higher expenses, including postage and distribution costs in our ICS segment of approximately $176.7 million, higher labor and technology expenses and higher expenses related to acquisitions.
•Selling, general and administrative expenses - The increase of $127.2 million was primarily driven by higher labor and compensation-related expenses in addition to higher investment expenses.
Interest expense, net. Interest expense, net, was $99.9 million, a decrease of $22.8 million, or 19%, from $122.7 million in the fiscal year ended June 30, 2025. The decrease was primarily due to lower average borrowings and lower borrowing costs.
Other non-operating income (expenses), net. Other non-operating income, net for the fiscal year ended June 30, 2026 was $245.2 million, compared to Other non-operating expenses, net of $7.1 million for the fiscal year ended June 30, 2025, primarily as a result of non-cash Gains on Digital Assets of $227.0 million in the current year period. Refer to Note 8, “Fair Value of Financial Instruments” for details related to the Company’s Canton Coin holdings and the Canton Digital Asset Treasury.
Provision for income taxes.
•Effective tax rate for the fiscal year ended June 30, 2026 - 22.2%.
•Effective tax rate for the fiscal year ended June 30, 2025 - 20.7%.
The increase in the effective tax rate for the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025 was primarily driven by an increase in pre-tax income and lower total discrete tax benefits. The decrease in discrete tax benefits was primarily driven by a decrease in the Excess Tax Benefit (“ETB”) associated with stock based compensation.
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
Revenues

	Years Ended June 30,
	2026	2025	Change
			$	%
	($ in millions)
Investor Communication Solutions	$5,560.8	$5,113.0	$447.8	9
Global Technology and Operations	1,916.0	1,776.1	139.9	8
Total	$7,476.8	$6,889.1	$587.6	9

Earnings Before Income Taxes

	Years Ended June 30,
	2026	2025	Change
			$	%
	($ in millions)
Investor Communication Solutions	$1,103.5	$1,054.0	$49.5	5
Global Technology and Operations	297.8	201.4	96.5	48
Corporate and Other	44.5	(196.7)	241.1	(123)
Total	$1,445.8	$1,058.7	$387.1	37
The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Years Ended June 30,
	2026	2025	Change
			$	%
	($ in millions)
Investor Communication Solutions	$42.7	$42.9	$(0.3)	—
Global Technology and Operations	160.9	153.7	7.2	5
Total	$203.6	$196.6	$6.9	4
Investor Communication Solutions
Fiscal Year 2026 Compared to Fiscal Year 2025
Revenues increased $447.8 million to $5,560.8 million from $5,113.0 million, and earnings before income taxes increased $49.5 million to $1,103.5 million from $1,054.0 million.

	Years Ended June 30,
	2026	2025	Change
			$	%
	($ in millions)
Revenues
Recurring revenues	$2,962.1	$2,731.8	$230.3	8
Event-driven revenues	348.1	319.3	28.9	9
Distribution revenues	2,250.6	2,062.0	188.7	9
Total	$5,560.8	$5,113.0	$447.8	9

Earnings before Income Taxes
Earnings before income taxes	$1,103.5	$1,054.0	$49.5	5
Pre-tax Margin	19.8%	20.6%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	3pts	4pts	1pt	0pts	8%
For the fiscal year ended June 30, 2026:
•Recurring revenues increased $230.3 million, or 8%, to $2,962.1 million. Recurring revenue growth constant currency (Non-GAAP) was 8%, driven by 7pts of organic growth.

•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Regulatory rose 12% and 12%, respectively. Equity revenue position growth was 12% and Mutual fund/ETF position growth of 6%.
◦Data-Driven Fund Solutions rose 4% and 4%, respectively, driven by growth in data and analytics revenues, and the acquisitions of Acolin and iJoin.
◦Issuer rose 8% and 8%, respectively, driven by growth in shareholder engagement solutions and disclosure solutions.
◦Customer communications rose 5% and 5%, respectively, driven by growth in digital and print revenues, as well as the acquisition of Signal.
•Event-driven revenues increased $28.9 million, or 9% driven by higher equity and other communications revenues.
•Distribution revenues increased $188.7 million, or 9%, primarily driven by the postage rate increases of approximately $123 million and higher volumes.
•Earnings before income taxes increased $49.5 million, or 5%, to $1,103.5 million. The earnings benefit from higher Recurring revenue and Event-driven revenue was partially offset by higher Operating expenses. Operating expenses rose 10%, or $398.3 million to $4,457.3 million driven by distribution expenses, as well as other volume-related expenses and the impact of acquisitions.
•Pre-tax margins decreased by 0.8 percentage points to 19.8% from 20.6%.
Global Technology and Operations
Fiscal Year 2026 Compared to Fiscal Year 2025
Revenues increased $139.9 million to $1,916.0 million from $1,776.1 million, and Earnings before income taxes increased $96.5 million to $297.8 million from $201.4 million.

	Years Ended June 30,
	2026	2025	Change
			$	%
	($ in millions)
Revenues
Recurring revenues	$1,916.0	$1,776.1	$139.9	8

Earnings before Income Taxes
Earnings before income taxes	$297.8	$201.4	$96.5	48
Pre-tax Margin	15.5%	11.3%

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	2pts	3pts	2pts	1pt	8%
For the fiscal year ended June 30, 2026:
•Recurring revenues increased $139.9 million, or 8%, to $1,916.0 million. Recurring revenue growth constant currency (Non-GAAP) was 7%, driven by 4pts of organic growth and 2pts from the acquisitions of Kyndryl’s Securities Industry Services (“SIS”) business and CQG.

•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Capital markets rose 6% and 5%, respectively, driven by 4pts of organic growth and 1pt from the acquisition of CQG. Digital asset revenues related to Canton Coins contributed $16.5 million or 1pt of growth.
◦Wealth and investment management rose 11% and 10%, respectively, driven by 5pts of Organic growth and 5pts from the acquisition of SIS.
•Earnings before income taxes increased $96.5 million, or 48%, to $297.8 million, as higher revenues more than offset higher expenses, including the impact of the SIS and CQG acquisitions.
•Pre-tax margins increased by 4.2% to 15.5% from 11.3%.
Corporate and Other
Earnings before income taxes was $44.5 million for the fiscal year ended June 30, 2026, an increase of $241.1 million, or 123%, compared to Loss before income taxes of $196.7 million for the fiscal year ended June 30, 2025.
•The increased Earnings before income taxes was primarily due to the non-cash Gains on Digital Assets of $227.0 million and a $22.8 million decline in Interest expense, net which more than offset higher technology spending, including the impact of investments. Refer to Note 8, “Fair Value of Financial Instruments” for details related to the Company’s Canton Coin holdings and the Canton Digital Asset Treasury transaction.
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
(iii) Restructuring and Other Related Costs, which represent severance and other costs related to the closure of substantially all operations of a production facility. Refer to Note 14, “Payables and Accrued Expenses” for further details.
(iv) Gains or Losses on Digital Assets, which represent the unrealized gains or losses, as applicable, related to the mark to market of the Company’s digital asset holdings and the realized and unrealized gains or losses, as applicable, associated with the Canton Digital Asset Treasury transaction. Refer to Note 2, “Summary of Significant Accounting Policies” for further details related to the Company’s accounting for Canton Coins. Refer to Note 8, “Fair Value of Financial Instruments” for details related to realized and unrealized gains or losses.

(v) Investment Gain represents a non-operating, non-cash gain on a privately held investment.
We exclude Acquisition and Integration Costs, Restructuring and Other Related Costs, Gains or Losses on Digital Assets, and Investment Gain from our Adjusted Operating income (as applicable) and other adjusted earnings measures because excluding such information provides us with an understanding of the results from the primary operations of our business and enhances comparability across fiscal reporting periods, as these items are not reflective of our underlying operations or performance.
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
Reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited):

	Years ended June 30,
	2026	2025
	(in millions)
Operating income (GAAP)	$1,300.6	$1,188.6
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	203.6	196.6
Acquisition and Integration Costs	17.5	18.3
Restructuring and Other Related Costs (a)	13.2	7.4
Adjusted Operating income (Non-GAAP)	$1,534.8	$1,410.9
Operating income margin (GAAP)	17.4%	17.3%
Adjusted Operating income margin (Non-GAAP)	20.5%	20.5%

	Years ended June 30,
	2026	2025
	(in millions)
Net earnings (GAAP)	$1,124.3	$839.5
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	203.6	196.6
Acquisition and Integration Costs	17.5	18.3
Restructuring and Other Related Costs (a)	13.2	7.4
Gains or Losses on Digital Assets	(227.0)	—
Investment Gain	(7.3)
Subtotal of adjustments	(0.1)	222.3
Tax impact of adjustments (b)	—	(50.4)
Adjusted Net earnings (Non-GAAP)	$1,124.2	$1,011.5

	Years ended June 30,
	2026	2025

Diluted earnings per share (GAAP)	$9.60	$7.10
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	1.74	1.66
Acquisition and Integration Costs	0.15	0.15
Restructuring and Other Related Costs (a)	0.11	0.06
Gains or Losses on Digital Assets	(1.94)	—
Investment Gain	(0.06)	—
Subtotal of adjustments	—	1.88
Tax impact of adjustments (b)	—	(0.43)
Adjusted earnings per share (Non-GAAP)	$9.60	$8.55
_________
(a)Restructuring and Other Related Costs consists of severance and other costs related to the closure of substantially all operations of a production facility. Costs incurred are not reflected in segment profit and are recorded within Corporate and Other. Actions and associated costs related to the closure were completed in the third quarter of fiscal year 2026.
(b)Calculated using the GAAP effective tax rate, adjusted to exclude $2.5 million of ETB associated with stock-based compensation for the fiscal year ended June 30, 2026, and $20.5 million of ETB associated with stock-based compensation for the fiscal year ended June 30, 2025. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Years ended June 30,
	2026	2025
	(in millions)
Net cash flows from operating activities (GAAP)	$1,345.6	$1,171.3
Capital expenditures and Software purchases and capitalized internal use software	(112.6)	(114.9)
Free cash flow (Non-GAAP)	$1,233.0	$1,056.4

	Year Ended June 30, 2026

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	12%	4%	8%	5%	8%
Impact of foreign currency exchange	0%	(1%)	0%	0%	0%
Recurring revenue growth constant currency (Non-GAAP)	12%	4%	8%	5%	8%

	Year Ended June 30, 2026

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	6%	11%	8%
Impact of foreign currency exchange	(1%)	(1%)	(1%)
Recurring revenue growth constant currency (Non-GAAP)	5%	10%	7%

Year Ended June 30, 2026

Consolidated	Total
Recurring revenue growth (GAAP)	8%
Impact of foreign currency exchange	(1%)
Recurring revenue growth constant currency (Non-GAAP)	8%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents consisted of the following:

	June 30,
	2026	2025
	(in millions)

Cash and cash equivalents:
Domestic cash	$103.1	$326.2
Cash held by foreign subsidiaries	241.0	174.6
Cash held by regulated entities	58.8	60.7
Total cash and cash equivalents	$402.9	$561.5
At June 30, 2026 and 2025, Cash and cash equivalents were $402.9 million and $561.5 million, respectively. Total stockholders’ equity was $2,840.5 million and $2,655.1 million at June 30, 2026 and 2025, respectively. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
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
Our financing strategy is designed to maintain adequate liquidity and financial flexibility, support our operating and strategic investment needs, and provide efficient access to capital markets. We maintain a diversified borrowing profile through a mix of debt instruments enabling us to manage our capital structure, funding costs, and refinancing risk. Our borrowings include: the Fiscal 2025 Revolving Credit Facility, Fiscal 2026 Term Loan, Fiscal 2020 Senior Notes, Fiscal 2021 Senior Notes, and Fiscal 2026 Senior Notes, each of which are senior unsecured obligations of the Company and are ranked equally in right of payment.
Future principal payments on the Company’s outstanding debt are as follows (in millions):

	2027	2028	2029	2030	2031	Thereafter	Total
Years ending June 30,	$—	$—	$—	$1,024.7	$1,750.0	$500.0	$3,274.7
Refer to Note 15, “Borrowings” to our Consolidated Financial Statements under Item 8. of Part II of this Annual Report on Form 10-K for a more detailed discussion, including outstanding borrowings and available capacity under the Company’s borrowing arrangements.

Cash Flows
Fiscal Year 2026 Compared to Fiscal Year 2025

	Years Ended June 30,
	2026	2025	$ Change
	(in millions)

Net cash flows from operating activities	$1,345.6	$1,171.3	$174.3
Net cash flows from investing activities	(452.0)	(316.2)	(135.8)
Net cash flows from financing activities	(1,048.5)	(600.8)	(447.7)
Effect of exchange rate changes on Cash and cash equivalents	(3.7)	2.8	(6.6)
Net change in Cash and cash equivalents	$(158.7)	$257.1	$(415.8)

Free cash flow:
Net cash flows from operating activities (GAAP)	$1,345.6	$1,171.3	$174.3
Capital expenditures and Software purchases and capitalized internal use software	(112.6)	(114.9)	2.3
Free cash flow (Non-GAAP)	$1,233.0	$1,056.4	$176.6
The increase in cash from operating activities of $174.3 million for the fiscal year ended June 30, 2026, as compared to the fiscal year ended June 30, 2025, was due to an increase in Net earnings of $284.8 million, reduced by noncash adjustments primarily related to $231.4 million of Digital asset gains, partially offset by an increase of Deferred income taxes of $111.0 million.
The decrease in cash from investing activities of $135.8 million primarily reflects an increase in cash used for acquisitions of $89.2 million and cash used for other investing activities of $48.9 million related to strategic investments.
The decrease in cash from financing activities of $447.7 million primarily reflects an increase in purchases of treasury stock of $468.9 million.
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
Employee Benefit Plans
The Company sponsors a Supplemental Officer Retirement Plan (the “SORP”), a Supplemental Executive Retirement Plan (the “SERP”), an Executive Retiree Health Insurance Plan, and certain non-US benefits-related plans. Refer to Note 18, “Employee Benefit Plans” to our Consolidated Financial Statements under Item 8. of Part II of this Annual Report on Form 10-K for a discussion on the Company’s Employee Benefit Plans.

Contractual Obligations
The following table summarizes our contractual obligations to third parties as of June 30, 2026 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
			(in millions)
Debt (a)	$3,274.7	$—	$—	$2,774.7	$500.0
Interest and facility fee on debt (b)	687.6	128.2	256.3	163.0	140.2
Facility and equipment operating leases (c)	316.9	48.5	84.8	59.1	124.5
Purchase obligations (d)	997.0	268.6	443.6	249.3	35.5
Capital commitment to fund investment (e)	—	—	—	—	—
Uncertain tax positions (f)	—	—	—	—	—
Total (g)	$5,276.1	$445.2	$784.8	$3,246.0	$800.1
_________
(a) These amounts represent the principal repayments of Long-term debt and are included on our Consolidated Balance Sheets. See Note 15, “Borrowings” to our Consolidated Financial Statements under Item 8. of Part II of this Annual Report on Form 10-K for additional information about our Borrowings and related matters.
(b) Includes estimated future interest payments on our long-term debt and interest and facility fee on the revolving credit facility.
(c) We enter into operating leases in the normal course of business relating to facilities and equipment. The majority of our lease agreements have fixed payment terms based on the passage of time. Certain facility and equipment leases require payment of maintenance, real estate taxes and related executory costs, and contain escalation provisions based on future adjustments in price indices. Our future operating lease obligations could change if we exit certain contracts and if we enter into additional operating lease agreements. See Note 9, “Leases” to our Consolidated Financial Statements under Item 8 of Part II of this Annual Report on Form 10-K for additional information about our Leases and related matters.
(d) Purchase obligations relate to payments to Kyndryl, Inc. related to the Amended and Restated IT Services Agreement (as described below) that expires in fiscal year 2032, the Private Cloud Agreement (as described below) that expires in fiscal year 2030, the AWS Cloud Agreement (as described below) that expires in fiscal year 2027, as well as other data center arrangements and software license agreements including hosted software arrangements, and software and hardware maintenance and support agreements, and certain other related arrangements. Purchase obligations also includes $128.5 million of other liabilities recorded on the Company’s Consolidated Balance Sheet as of June 30, 2026.
(e) The Company has a future commitment to fund $20.2 million to investees that is not included in the table above due to the uncertainty of the timing of this future payment.
(f) Due to the uncertainty related to the timing of the reversal of uncertain tax positions, only uncertain tax benefits related to certain settlements have been provided in the table above. The Company is unable to make reasonably reliable estimates related to the timing of the remaining gross unrecognized tax benefit liability of $99.8 million (inclusive of interest). See Note 19, “Income Taxes” to our Consolidated Financial Statements under Item 8. of Part II of this Annual Report on Form 10-K for further detail.
(g) Certain post-employment benefit obligations reported in our Consolidated Balance Sheets in the amount of $89.3 million as of June 30, 2026 were not included in the table above due to the uncertainty of the timing of these future payments.
Refer to Note 20, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” to our Consolidated Financial Statements under Item 8. of Part II of this Annual Report on Form 10-K for a more detailed discussion of the Company’s contractual obligations.
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
Interest Rate Risk
As of June 30, 2026, $1,022.0 million, or 31%, of the Company’s total outstanding debt balance of $3,254.6 million is based on floating interest rates. Our $1,022.0 million in variable rate debt at June 30, 2026 consists of our revolving credit facility, which, depending on the currency of the loan, bears interest at Adjusted Term SOFR, Adjusted Term CORRA, EURIBOR, TIBOR, SONIA and STIBOR, respectively, plus 1.000% per annum (subject to multiple step-ups to 1.250% per annum and multiple step-downs to 0.785%, in each case based on ratings), plus an additional annual facility fee of 0.125% per annum (subject to multiple step-ups to 0.25% per annum and multiple step-downs to 0.090% per annum, in each case, based on ratings), and the outstanding portion of our Fiscal 2026 Term Loan which bears interest at Term SOFR plus 1.250% per annum (subject to a step-up to Term SOFR plus 1.375% or term SOFR plus 1.625% or a step-down to Term SOFR plus 1.125% or Term SOFR plus 1.000%, in each case, based on ratings). Additionally, the Fiscal 2024 Amended Term Loan which bore interest at Adjusted Term SOFR plus 1.250% per annum (subject to a step-up to Adjusted Term SOFR plus 1.375% or step-downs to Adjusted Term SOFR plus 1.125% and Adjusted Term SOFR plus 1.000% in each case, based on ratings) was outstanding through August 2025, after which it was repaid in full and replaced by the Fiscal 2026 Term Loan. In May 2026 we executed $500.0 million in interest rate swaps that are used to manage the company's interest rate risk to hedge interest rate risk related to the Fiscal 2026 Term Loan.
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings of a change in market interest rates on amounts borrowed from the revolving credit facility, Fiscal 2024 Amended Term Loan and Fiscal 2026 Term Loan during the fiscal year ended June 30, 2026. Assuming a hypothetical increase of one hundred basis points in interest rates on our variable rate debt and interest rate swaps during the fiscal year ended June 30, 2026 and June 30, 2025, our pre-tax earnings would have decreased by approximately $11.3 million and $13.8 million, respectively; however, for both years, this would have been offset by interest earned on cash balances.
Foreign Currency Risk
While the substantial majority of our business is conducted within the U.S., approximately 15% of our fiscal year 2026 revenues were earned outside of the U.S. Our operations outside of the U.S. primarily reside in Canada, Europe and India. As a result, we are exposed to foreign currency risk from changes in the value of underlying assets and liabilities of our non-U.S. dollar-denominated foreign investments and foreign currency transactions, primarily with respect to the Canadian dollar, the British pound, the Euro, the Indian Rupee and the Swedish Krona.
We manage our foreign currency risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate. In addition, we executed a series of cross-currency swap derivative contracts with an aggregate notional amount of EUR 880 million which are designated as net investment hedges to hedge a portion of our net investment in our subsidiaries whose functional currency is the Euro. At June 30, 2026, the fair value of these derivatives is an asset of $0.1 million. Refer to Note 7, “Derivative Instruments” to our Consolidated Financial Statements under Item 8. of Part II of this Annual Report on Form 10-K for additional details on our derivative instruments.
For the fiscal year ended June 30, 2026 and June 30, 2025, a hypothetical 10% decrease in the value of the Canadian dollar, the British pound, the Euro, the Indian Rupee, and the Swedish Krona versus the U.S. dollar would have resulted in a decrease in our total pre-tax earnings of approximately $15.8 million and $23.9 million, respectively.

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Broadridge Financial Solutions, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Broadridge Financial Solutions, Inc. and subsidiaries (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2026, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO and our report dated June 30, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

Digital Assets - Refer to Note 2 and Note 8 to the financial statements
Critical Audit Matter Description
The Company recognizes Canton Coins, which are digital assets earned through its role as a Validator and Super Validator on the Global Synchronizer, the Canton Network’s decentralized interoperability infrastructure, as a component of Other non-current assets on the Consolidated Balance Sheets. The Company generally holds the Canton Coins on its balance sheet for investment purposes and accounts for these digital assets at fair value with changes in fair value recognized in net income in accordance with ASC 350-60, Crypto Assets. As of June 30, 2026, the fair value of the Company’s digital assets was $216 million.

We identified digital assets as a critical audit matter due to the nature and extent of audit effort required to obtain sufficient appropriate audit evidence to address the risks of material misstatement related to the existence and rights and obligations of digital assets. Additionally, we identified the accounting treatment of the digital assets and their presentation and disclosure as a critical audit matter due to the complexity and subjectivity of the transactions discussed in Note 2 and Note 8 to the financial statements.

How this Critical Audit Matter Was Addressed in the Audit
Our audit procedures performed to address this critical audit matter included the following, among others:
•With assistance of professionals in our firm having expertise in accounting for digital assets, we evaluated the Company’s accounting analysis and disclosure of Canton Coins being within the scope of ASC 350-60, certain revenue recognition conclusions for services performed as a Validator and Super Validator, and transactions related to the private placement in public equity offering. We tested selected digital asset transactions to validate these conclusions.
•We evaluated the design and tested the operating effectiveness of certain internal controls over digital assets.
•We involved IT professionals with specialized skills in blockchain technology to assist in evaluating certain internal controls over the Company’s private key management process such as controls related to physical access, key generation, and segregation of duties across the processes.
•We obtained evidence of the Company’s control of the private cryptographic keys required to access digital assets by observing the movement of selected digital assets to verify the Company’s ability to initiate transfers on the Canton Network’s public-permissioned blockchain.
•We obtained a confirmation response verifying the Company’s Canton Coin holdings to confirm the existence of the digital assets at period-end.
•We compared the Company’s record of digital asset transactions to information recorded on the public-permissioned blockchain using our proprietary audit tool and evaluated the relevance and reliability of the information from the Canton Network’s public-permissioned blockchain data used as audit evidence.

/s/ DELOITTE & TOUCHE LLP
New York, New York
August 4, 2026
We have served as the Company's auditor since 2007.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Earnings
(In millions, except per share amounts)

		Years ended June 30,
		2026	2025	2024
Revenues	(Note 3)	$7,476.8	$6,889.1	$6,506.8
Operating expenses:
Cost of revenues		5,100.7	4,752.3	4,572.9
Selling, general and administrative expenses		1,075.5	948.2	916.8
Total operating expenses		6,176.2	5,700.6	5,489.7
Operating income		1,300.6	1,188.6	1,017.1
Interest expense, net	(Note 5)	(99.9)	(122.7)	(138.1)
Other non-operating income (expenses), net		245.2	(7.1)	(1.7)
Earnings before income taxes		1,445.8	1,058.7	877.4
Provision for income taxes	(Note 19)	321.6	219.2	179.3
Net earnings		$1,124.3	$839.5	$698.1

Basic earnings per share		$9.67	$7.17	$5.93
Diluted earnings per share		$9.60	$7.10	$5.86

Weighted-average shares outstanding:
Basic	(Note 4)	116.3	117.1	117.7
Diluted	(Note 4)	117.1	118.3	119.1
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Years ended June 30,
	2026	2025	2024
Net earnings	$1,124.3	$839.5	$698.1
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(10.8)	56.7	(46.8)
Pension and post-retirement liability adjustment, net of tax benefit (provision) of $0.4, $(0.4) and $0.4 for the years ended June 30, 2026, 2025 and 2024, respectively	(1.3)	1.3	(1.1)
Cash flow hedge amortization, net of taxes of $(0.3), $(0.3), and $(0.3) for the years ended June 30, 2026, 2025 and 2024, respectively	0.8	0.8	0.8
Total other comprehensive income (loss), net	(11.2)	58.8	(47.0)
Comprehensive income	$1,113.0	$898.3	$651.1
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Balance Sheets
(In millions, except per share amounts)

		June 30, 2026	June 30, 2025
Assets
Current assets:
Cash and cash equivalents		$402.9	$561.5
Accounts receivable, net of allowance for doubtful accounts of $13.2 and $12.5, respectively		1,129.4	1,077.1
Other current assets		215.8	178.5
Total current assets		1,748.1	1,817.1
Property, plant and equipment, net	(Note 10)	174.3	170.1
Goodwill	(Note 11)	3,787.8	3,609.6
Intangible assets, net	(Note 11)	1,199.9	1,277.4
Deferred client conversion and start-up costs	(Note 12)	819.3	842.9
Other non-current assets	(Note 13)	1,215.9	827.9
Total assets		$8,945.3	$8,545.0
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	(Note 15)	$—	$499.3
Payables and accrued expenses	(Note 14)	1,138.2	1,112.8
Contract liabilities		276.6	249.1
Total current liabilities		1,414.8	1,861.2
Long-term debt	(Note 15)	3,254.6	2,753.0
Deferred taxes	(Note 19)	387.0	261.0
Contract liabilities		312.8	429.2
Other non-current liabilities	(Note 16)	735.5	585.5
Total liabilities		6,104.7	5,889.9
Commitments and contingencies	(Note 20)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.5 and 154.5 shares, respectively; outstanding, 114.0 and 117.1 shares, respectively		1.6	1.6
Additional paid-in capital		1,771.2	1,663.0
Retained earnings		4,553.6	3,862.5
Treasury stock, at cost: 40.4 and 37.3 shares, respectively		(3,201.7)	(2,599.0)
Accumulated other comprehensive income (loss)	(Note 21)	(284.1)	(272.9)
Total stockholders’ equity		2,840.5	2,655.1
Total liabilities and stockholders’ equity		$8,945.3	$8,545.0
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years ended June 30,
	2026	2025	2024
Cash Flows From Operating Activities
Net earnings	$1,124.3	$839.5	$698.1
Adjustments to reconcile Net earnings to net cash flows from operating activities:
Depreciation and amortization	137.7	130.7	119.8
Amortization of acquired intangibles and purchased intellectual property	203.6	196.6	200.3
Amortization of other assets	167.1	170.8	157.8
Write-down of long lived assets and related charges	5.3	14.5	18.2
Stock-based compensation expense	93.9	73.4	70.6
Deferred income taxes	105.8	(5.2)	(119.7)
Digital assets change in fair market value	(231.4)	—	—
Other	(41.8)	(24.4)	(57.7)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(19.6)	31.8	(37.4)
Other current assets	(31.5)	(5.4)	(2.8)
Payables and accrued expenses	(86.5)	(146.5)	136.5
Contract liabilities	68.8	56.5	80.6
Other non-current assets	(155.7)	(148.2)	(232.4)
Other non-current liabilities	5.9	(12.8)	24.3
Net cash flows from operating activities	1,345.6	1,171.3	1,056.2
Cash Flows From Investing Activities
Capital expenditures	(67.2)	(43.8)	(57.4)
Software purchases and capitalized internal use software	(45.4)	(71.1)	(55.6)
Acquisitions, net of cash acquired	(282.7)	(193.5)	(34.3)
Other investing activities	(56.7)	(7.8)	(0.8)
Net cash flows from investing activities	(452.0)	(316.2)	(148.0)
Cash Flows From Financing Activities
Debt proceeds	2,017.0	1,238.1	1,022.7
Debt repayments	(2,015.6)	(1,342.5)	(1,082.7)
Dividends paid	(443.5)	(402.3)	(368.2)
Purchases of Treasury stock	(603.7)	(134.9)	(485.4)
Proceeds from exercise of stock options	22.3	62.3	72.4
Other financing activities	(25.1)	(21.6)	(14.3)
Net cash flows from financing activities	(1,048.5)	(600.8)	(855.5)
Effect of exchange rate changes on Cash and cash equivalents	(3.7)	2.8	(0.6)
Net change in Cash and cash equivalents	(158.7)	257.1	52.1
Cash and cash equivalents, beginning of fiscal year	561.5	304.4	252.3
Cash and cash equivalents, end of fiscal year	$402.9	$561.5	$304.4
Supplemental disclosure of cash flow information:
Cash payments made for interest	$102.8	$131.5	$143.0
Cash payments made for income taxes, net of refunds	$203.6	$279.8	$240.2
Non-cash investing and financing activities:
Accrual of unpaid property, plant, equipment and software	$9.6	$13.3	$1.2
Accrual of unpaid stock repurchase excise tax	$5.4	$—	$2.7
Amounts may not sum due to rounding.

See notes to consolidated financial statements.

Broadridge Financial Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2023	154.5	$1.6	$1,436.8	$3,113.0	$(2,026.1)	$(284.7)	$2,240.6
Comprehensive income (loss)	—	—	—	698.1	—	(47.0)	651.1
Stock option exercises	—	—	72.0	—	—	—	72.0
Stock-based compensation	—	—	68.5	—	—	—	68.5
Treasury stock acquired (2.5 shares)	—	—	—	—	(488.1)	—	(488.1)
Treasury stock reissued (1.1 shares)	—	—	(24.9)	—	24.9	—	—
Common stock dividends ($3.20 per share)	—	—	—	(376.0)	—	—	(376.0)
Balances, June 30, 2024	154.5	1.6	1,552.5	3,435.1	(2,489.2)	(331.7)	2,168.2
Comprehensive income (loss)	—	—	—	839.5	—	58.8	898.3
Stock option exercises	—	—	62.4	—	—	—	62.4
Stock-based compensation	—	—	70.4	—	—	—	70.4
Treasury stock acquired (0.6 shares)	—	—	—	—	(132.1)	—	(132.1)
Treasury stock reissued (1.0 shares)	—	—	(22.3)	—	22.3	—	—
Common stock dividends ($3.52 per share)	—	—	—	(412.1)	—	—	(412.1)
Balances, June 30, 2025	154.5	1.6	1,663.0	3,862.5	(2,599.0)	(272.9)	2,655.1
Comprehensive income (loss)	—	—	—	1,124.3	—	(11.2)	1,113.0
Cumulative effect of change in accounting principle (a)			—	18.4	—	—	18.4
Stock option exercises	—	—	21.6	—	—	—	21.6
Stock-based compensation	—	—	93.1	—	—	—	93.1
Treasury stock acquired (3.4 shares)	—	—	—	—	(609.1)	—	(609.1)
Treasury stock reissued (0.3 shares)	—	—	(6.4)	—	6.4	—	—
Common stock dividends ($3.90 per share)	—	—	—	(451.6)	—	—	(451.6)
Balances, June 30, 2026	154.5	$1.6	$1,771.2	$4,553.6	$(3,201.7)	$(284.1)	$2,840.5
(a) Reflects the adoption of accounting standard (ASU No. 2023-08) as described in Note 2, “Summary of Significant Accounting Policies.”
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
Through our Regulatory Solutions, Broadridge handles the entire proxy materials distribution and voting process for our bank, broker-dealer, corporate issuer and fund clients. Broadridge also provides regulatory communications solutions that enable global asset managers to communicate with large audiences of investors efficiently and reliably by centralizing all investor communications through one resource. Through its Fund Communication Solutions business, Broadridge provides fund managers with a single, integrated provider to manage data, perform calculations, compose documents, manage regulatory compliance, and disseminate information across multiple jurisdictions. Broadridge also provides a range of other regulatory communications solutions, including reorganization communications notifying investors of U.S. reorganizations or corporate action events such as tender offers, mergers and acquisitions, bankruptcies, and global class action services for the identification, filing and recovery of class actions and collective redress proceedings involving securities and other financial products. In addition, Broadridge provides international corporate governance solutions that address its clients’ needs across Europe, the Middle East and Africa, and the Asia-Pacific region. These solutions include institutional and retail global proxy services for financial intermediaries, as well as shareholder disclosure management, data and analytics for both financial intermediaries and corporate issuers.
For asset managers, broker-dealers, and retirement service providers, Broadridge provides a full range of data-driven analytics solutions that operate globally and provide data to power investment product distribution data and predictive modeling, provide insights and research to enable asset managers to optimize product distribution across retail and institutional channels, and automate important tasks such as fund registration, commission payments and compliance monitoring. Broadridge also provides fiduciary-focused learning and development, software and technology, and data and analytics services to advisors, institutions and asset managers across the retirement and wealth ecosystem.
Broadridge also provides automated mutual fund and exchange-traded funds trade processing services for financial institutions who submit trades on behalf of their clients such as qualified and non-qualified retirement plans and individual wealth accounts. In addition, Broadridge’s marketing and transactional communications solutions provide a content management and omni-channel distribution platform for marketing and sales communications for asset managers, insurance providers and retirement service providers.
Broadridge also provides a range of corporate solutions that revolve around shareholder meetings and proxy, corporate governance, regulatory filings and disclosure, and stock transfer services. Broadridge services provide corporate issuers a single source solution that spans the entire corporate disclosure and shareholder communications and corporate disclosure lifecycle.
Broadridge also supports clients across financial services, healthcare, insurance, consumer finance, telecommunications, utilities, and other service industries with omni-channel customer communications management solutions. Broadridge’s capabilities span transactional communications, such as statements and bills, marketing communications, including personalized campaigns and microsites, and regulatory communications, such as trade confirmations and explanations of benefits.

•Global Technology and Operations - Broadridge’s Global Technology and Operations business provides mission-critical, scale infrastructure to the global financial markets. Broadridge offers capital markets, wealth and investment management firms modern technology to enable growth, simplify their technology stacks and mutualize costs across both traditional and tokenized assets. Broadridge’s highly scalable, resilient, component-based platform automate the front-to-back transaction lifecycle of equity, mutual fund, fixed income, foreign exchange and exchange-traded derivatives, from order capture and execution through trade confirmation, margin, cash management, clearing and settlement, reference data management, reconciliations, securities financing and collateral management, asset servicing, compliance and regulatory reporting, portfolio accounting and custody-related services. Broadridge’s Wealth Management business provides solutions for advisors and investors and also streamlines back and middle-office operations for broker-dealers by providing systems for critical post-trade activities, including books and records, transaction processing, clearance and settlement, and reporting. Broadridge’s Investment Management business provides portfolio and order management solutions for traditional and alternative asset managers, which bring insights into trading, portfolio construction, risk and analytics. Broadridge’s solutions connect asset managers to a global network of broker-dealers for trade execution and post-trade matching and confirmation. In addition, Broadridge provides business process outsourcing services for its buy- and sell-side clients’ businesses. These services combine Broadridge’s technology, including agentic AI, with its operations expertise to support the entire trade lifecycle, including securities clearing and settlement, reconciliations, record-keeping, wealth management asset servicing, and custody-related functions.
Broadridge’s capital markets platform and solutions deliver simplification and innovation across the full trade lifecycle, from order initiation to settlement. Broadridge’s technology is a global solution, processing clearance and settlement across more than 100 markets. Broadridge’s technology enables its clients to meet the requirements of market change such as the T+1 securities settlement cycle and Broadridge’s solutions enable global capital markets firms to access market liquidity, drive more effective market making and efficient front-to-back trade processing. Through Broadridge’s Trading and Connectivity Solutions business, Broadridge provides technology-driven trading and connectivity solutions that enable global capital markets participants to connect and trade. Broadridge’s front-office solutions, post-trade product suite and other capital markets capabilities enable its clients to streamline their front-to-back technology platforms and operations and increase straight-through-processing efficiencies, across equities, fixed income, exchange-traded derivatives, and other asset classes. Broadridge’s Post-Trade Processing solutions provide a multi-entity, multi-currency back-office platform serving institutional, correspondent clearing, proprietary trading, prime brokerage, custody and primary dealer clients. The platforms support real-time processing across a broad range of asset classes, including equities, ETFs, options, mutual funds, U.S. Treasuries, agencies, corporate and municipal bonds, mortgage backed securities, structured products, and foreign exchange. In addition, our distributed ledger repo solution (“DLR”) uses blockchain-enabled distributed ledger technology and smart contracts to automate end-to-end repo lifecycle processing. This in turn drives greater liquidity, collateral mobility, and operational efficiency while driving cost savings for our clients.
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
D. Financial Instruments. Substantially all of the financial instruments of the Company other than Long-term debt are carried at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments. The carrying value of the Company’s long-term fixed-rate senior notes represent the face value of the long-term fixed-rate senior notes net of the unamortized discount and net of the associated unamortized debt issuance cost. The fair value of the Company’s long-term fixed-rate senior notes is based on quoted market prices. Refer to Note 15, “Borrowings,” for a further description of the Company’s long-term fixed-rate senior notes as well as Note 8, “Fair Value of Financial Instruments” for additional details on the fair value of the Company’s financial instruments. In addition, refer to Note 7, “Derivative Instruments” for details on the Company’s cross-currency swap derivative contracts which are carried at fair value.
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

Refer to Note 10, “Property, Plant and Equipment, net”, for a further description of the Company’s Property, plant and equipment, net.
F. Securities. Securities are non-derivatives that are reflected in Other non-current assets in the Consolidated Balance Sheets, unless management intends to dispose of the investment within twelve months of the end of the reporting period, in which case they are reflected in Other current assets in the Consolidated Balance Sheets. These investments are in entities over which the Company does not have control, joint control, or significant influence. Securities that have a readily determinable fair value are carried at fair value. Securities without a readily determinable fair value are initially recognized at cost and subsequently carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in transactions for an identical or similar investment of the same issuer, such as subsequent capital raising transactions. Changes in the value of securities with or without a readily determinable fair value are recorded in the Consolidated Statements of Earnings. In determining whether a security without a readily determinable fair value is impaired, management considers qualitative factors to identify an impairment including the financial condition and near-term prospects of the issuer. Refer to Note 8, “Fair Value of Financial Instruments” for additional details on the fair value of the Company’s securities.
G. Other current assets. Other current assets in the Consolidated Balance Sheets includes inventories of $35.1 million and $32.1 million at June 30, 2026 and 2025, respectively, consisting of forms and envelopes used in the mailing of proxy and other materials to our customers. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. In addition, Other current assets also includes prepaid items of $158.4 million and $132.0 million at June 30, 2026 and 2025, respectively.
H. Deferred Client Conversion and Start-Up Costs. Deferred client conversion and start-up costs include direct costs incurred to set up or convert a client’s systems to function with the Company’s technology, and are generally deferred and recognized on a straight-line basis over the service term of the arrangement to which the costs relate, which commences when the client goes live with the Company’s services. The key judgment for determining the amount of costs to be deferred relates to the extent to which such costs are recoverable. This estimate includes (i) projected future client revenues, including variable revenues, offset by an estimate of conversion costs including an estimate of onboarding costs as well as ongoing operational costs, and (ii) an estimate of the expected client life. This is also the basis for how the Company assesses such costs for impairment. Refer to Note 12, “Deferred Client Conversion and Start-up Costs” for a further description of the Company’s Deferred client conversion and start-up costs.
I. Deferred Sales Commission Costs. The Company defers incremental costs to obtain a client contract that it expects to recover, which consists of sales commissions incurred, only if the contract is executed. Deferred sales commission costs are amortized on a straight-line basis using a portfolio approach consistent with the pattern of transfer of the goods or services to which the asset relates, which also considers expected customer lives. As a practical expedient, the Company recognizes the sales commissions as an expense when incurred if the amortization period of the sales commission asset that the entity otherwise would have recognized is one year or less. The Company evaluates the carrying value of deferred sales commission costs for impairment on the basis of whether these costs are fully recoverable from the expected future undiscounted net operating cash flows of the portfolio of clients to which the deferred sales commission costs relate. Refer to Note 13, “Other Non-Current Assets” for further information related to the Company’s Deferred sales commission costs.
J. Deferred Data Center Costs. Deferred data center costs relate to conversion costs associated with our principal data center systems and applications. Costs directly related to the activities necessary to make the data center usable for its intended purpose are deferred and amortized over the life of the contract on a straight-line basis commencing on the date the data center has achieved full functionality. These deferred costs are reflected in Other non-current assets in the Consolidated Balance Sheets at June 30, 2026 and 2025, respectively. Refer to Note 13, “Other Non-Current Assets” for a further description of the Company’s Deferred data center costs.

K. Goodwill. The Company does not amortize goodwill but instead tests goodwill for impairment at the reporting unit level at least annually or more frequently if circumstances indicate possible impairment. The Company tests for goodwill impairment annually in the fourth quarter of the fiscal year, using the March 31 financial statement balances. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the income approach, which considers a discounted future cash flow analysis using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the particular reporting unit’s weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows based on forecasted earnings before interest and taxes, and the selection of the terminal value growth rate and discount rate assumptions. The weighted-average cost of capital takes into account the relative weight of each component of our consolidated capital structure (equity and long-term debt). The estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of the Company’s routine, long-range planning process. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, not to exceed the total amount of goodwill allocated to that reporting unit. Refer to Note 11, “Goodwill and Intangible Assets, net” for a further description on the Company’s accounting for goodwill.
L. Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to the estimated undiscounted future cash flows expected to be generated by the asset (or asset group). If the carrying amount of an asset (or asset group) exceeds its expected estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset (or asset group) exceeds its fair value. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Refer to Note 10, “Property, Plant and Equipment, net” for a further description of the Company’s Property, plant and equipment, net. Refer to Note 6, “Acquisitions” and Note 11, “Goodwill and Intangible Assets, net” for a further description of the Company’s Intangible assets, net.
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
P. Stock-Based Compensation. The Company accounts for stock-based compensation by recognizing the measurement of stock-based compensation expense in the Consolidated Statements of Earnings based on the fair value of the award on the date of grant. For stock options issued, the fair value of each stock option was estimated on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price, and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected life of the stock option grants is derived from the historical settlement data combined with a hypothetical settlement assumption for outstanding options and represents the period of time that options granted are expected to be outstanding. For restricted stock units, the fair value of the award is based on the current fair value of the Company’s stock on the date of grant less the present value of future expected dividends discounted at the risk-free-rate derived from the U.S. Treasury yield curve in effect at the time of grant. Refer to Note 17, “Stock-Based Compensation” for a further description of the Company’s stock-based compensation.

Q. Internal Use Software. Expenditures for major software purchases and software developed or obtained for internal use are capitalized and amortized on a straight-line basis generally over a three- to five-year period or another period deemed appropriate based on the specific characteristics of the software, considering the potential impact of obsolescence, speed of technology changes, competition, and other economic factors. For software developed or obtained for internal use, the Company’s accounting policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to direct time spent on such projects. Costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities. Refer to Note 11, “Goodwill and Intangible Assets, net” for a further description of the Company’s capitalized software.
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
The Company’s policy with respect to interest and penalties related to uncertain tax benefits is to recognize them as a component of the Provision for income taxes.
Pursuant to provisions under the Inflation Reduction Act, the Company purchased transferable federal tax credits during fiscal years 2026 and 2025. Such federal tax credits were purchased at negotiated discounts, resulting in an income tax benefit recorded during the years ended June 30, 2026 and 2025. Purchased tax credits that will offset the current income tax liability are recorded as an adjustment to income taxes payable or refundable. The cash payments made for income taxes as disclosed on the Consolidated Statement of Cash Flows include amounts paid to third parties for the purchase of tax credits.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for Broadridge beginning with the fiscal year ending June 30, 2026. We have evaluated the current and future impact of these tax law changes. The changes result in a reduction to cash payments for income taxes but no material impact on the Company’s effective tax rate.
Refer to Note 19, “Income Taxes” for a further description of the Company’s income taxes.
S. Concentration of Risk. The majority of our clients operate in the financial services industry. Our largest single client in each of our fiscal years 2026, 2025 and 2024 accounted for approximately 7%, 7%, and 8% of our consolidated revenues.
T. Derivative Instruments. The Company does not generally enter into off-balance sheet arrangements in the ordinary course of business. However, the Company is exposed to market risk arising from changes in foreign currency exchange rates and interest rates that could affect its financial position, results of operations, and cash flows. The Company manages these exposures through its regular operating and financing activities and, when deemed appropriate, using derivative financial instruments. Derivative financial instruments are entered with creditworthy institutions and are used solely for risk management purposes and not for trading or speculative purposes.
Derivative instruments are recognized gross on the Consolidated Balance Sheets as either assets or liabilities measured at fair value.

For derivatives designated as fair value hedges, changes in the fair value of both the derivative and the hedged item attributable to the hedged risk are recognized in the same line item in current period earnings.
For derivatives designated as net investment hedges, changes in the fair value of the derivative, net of tax, are recorded as foreign currency translation within in Other comprehensive income (loss), net in the Consolidated Statements of Comprehensive Income and will remain in Accumulated other comprehensive income (loss), net in the Consolidated Balance Sheets until the sale or complete liquidation of the underlying foreign subsidiary.
For derivatives designated as cash flow hedges, changes in the fair value of the derivative are recorded in other comprehensive income (loss). Upon settlement of the derivative, amounts deferred in Accumulated other comprehensive income (loss) are reclassified to interest expense over the periods in which the hedged interest payments affect earnings.
For derivatives designated as hedges, the Company assesses hedge effectiveness on an ongoing basis.
Refer to Note 7, “Derivative Instruments” for further details regarding the Company’s derivative instrument holdings.
U. Digital Assets. As part of its investment in its Distributed Ledger Repo solution, the Company has engaged with the Canton Network’s decentralized interoperability structure. Beginning in the fourth quarter of fiscal year 2024, the Company performs services as a Super Validator and Validator on the Global Synchronizer, the Canton Network’s decentralized interoperability infrastructure. The Canton Network is a public-permissioned blockchain network designed with privacy and controls to facilitate the exchange of regulated financial assets. The Canton Network’s Global Synchronizer includes a utility token, a digital asset called the Canton Coin, which is used to pay traffic fees for using the Global Synchronizer. The Company earns Canton Coins for its function as a Super Validator and Validator on the Canton Network.
As discussed in the “New Accounting Pronouncements” section of this note, the Company adopted ASU No. 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” during the first quarter of fiscal year 2026, which requires entities to measure crypto assets that meet specific criteria at fair value. Prior to the adoption of ASU No. 2023-08 in the first quarter of fiscal year 2026, the Company held the Canton Coins on its Balance Sheet at their cost basis, which was immaterial, for investment purposes and to pay any fees associated with its Canton Network activity. During the first quarter of 2026, the Company began converting the coins to cash nearly immediately after they were earned and continued to do so periodically throughout the second fiscal quarter of 2026.
The cost basis of the Canton Coins received is initially recorded at fair value on the date of receipt as a component of Other non-current assets on the Consolidated Balance Sheets and Revenue on the Statements of Earnings within the Company’s GTO reportable segment. Beginning in the first quarter of fiscal year 2026, in accordance with ASU No. 2023-08, the Canton Coins are then remeasured to fair market value at the end of each reporting period, through an adjustment to unrealized gain/(loss), included as a component of Other non-operating income (expenses), net on the Consolidated Statements of Earnings within Corporate and Other. The Company employs the specific identification method to determine the cost basis of the Canton Coins sold for the computation of gains and losses on their disposal or sale. Realized gains (losses) on sale of Canton Coins, if applicable, are included as a component of Other non-operating income (expenses), net in the Consolidated Statements of Earnings within Corporate and Other.
In March 2026, the Canton Network approved a framework under which Super Validators may voluntarily lock a specified percentage of their aggregate lifetime earned Canton Coins to maintain the level at which the Company earns Canton Coins (“Super Validator Weight”). The amount of Super Validator Weight assigned to a participant is based on the percentage of lifetime Canton Coins that remain actively locked. The framework applies to both historical and future earned Canton Coins, and the required lock thresholds decline over time and are scheduled to end in mid-2029. Super Validators can unlock tokens at any time. Once unlocked, tokens are released gradually over a year. The Company has elected to lock 70% of the lifetime and future earned Canton Coins, which allows it to retain its current Super Validator Weight.
Refer to Note 8, “Fair Value of Financial Instruments” for details regarding the Company’s digital asset holdings.
New Accounting Pronouncements.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-08, “Intangibles—Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” (“ASU 2023-08”), which addresses the accounting and disclosure requirements for certain crypto assets. ASU 2023-08 requires entities to measure crypto assets that meet specific criteria at fair value, with changes recognized in net income each reporting period. The Company adopted ASU 2023-08 during the first quarter of fiscal year 2026, which resulted in a cumulative-effect increase in the opening balance of retained earnings of $24.5 million, or $18.4 million net of tax. Refer to the Digital Assets section of this note for details regarding the Company’s digital asset holdings.

In March 2024, the FASB issued ASU No. 2024-01, “Compensation—Stock Compensation—Scope Application of Profits Interest and Similar Awards” (“ASU No. 2024-01”), which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of Topic 718 or another accounting standard. The Company adopted ASU No. 2024-01 during the first quarter of fiscal year 2026. This guidance did not have a material impact on the Company’s Consolidated Financial Statements.
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which permits entities to elect a practical expedient to assume current conditions as of the balance sheet date will not change for the remaining life of accounts receivable and contract assets when developing forecasts as part of estimating expected credit losses. The Company adopted ASU No. 2025-05 during the third quarter of fiscal year 2026. The use of the practical expedient did not have a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” (“ASU No. 2023-09”), which requires an entity to annually disclose specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. Effective July 1, 2025, the Company adopted ASU No. 2023-09 on a prospective basis. The adoption of ASU No. 2023-09 impacted disclosures only with no impact to the Company’s Consolidated Balance Sheets or Consolidated Statement of Earnings, Comprehensive Income, Equity, or Cash Flows.
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
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software” (“ASU No. 2025-06”), which removes all references to sequential software development project stages and establishes new capitalization criteria. In order for capitalization to begin under the new guidance, management must authorize and commit to funding a project and meet a probable-to-complete recognition threshold. In evaluating whether the probable-to-complete recognition threshold has been met, management is required to consider whether there is a significant development uncertainty associated with the software project. The amendments in this ASU may be applied using (1) a prospective transition approach applying the guidance to new software costs incurred as of the beginning of the period of adoption for all projects, including in-process projects, (2) a retrospective transition approach by recasting comparative periods and recognizing a cumulative-effect adjustment to the opening balance of retained earnings, or (3) a modified transition approach applying the amendments on a prospective basis to new software costs incurred except for in-process projects that, as of the date of adoption the entity determines do not meet the capitalization requirements under the new guidance. ASU No. 2025-06 is effective for the Company in the first quarter of fiscal year 2029. Early adoption is permitted. The Company is currently assessing the impact that the adoption of ASU 2025-06 will have on the Company’s Consolidated Financial Statements.
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

In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)”, which establishes a new accounting model for environmental credits and environmental credit obligations. The amendments provide recognition, measurement, presentation, and disclosure requirements for environmental credits and environmental credit obligations. ASU No. 2026-02 is effective for the Company in the first quarter of fiscal year 2029. The Company is currently evaluating the impact that the adoption of ASU 2026-02 will have on the Company’s Consolidated Financial Statements.

NOTE 3.     REVENUE RECOGNITION
Disaggregation of Revenue
The Company has presented below its revenue disaggregated by product line and by revenue type within each of its Investor Communication Solutions and Global Technology and Operations reportable segments.
Revenues in the Investor Communication Solutions segment are derived from both recurring and event-driven activity. In addition, the level of recurring and event-driven activity the Company processes directly impacts Distribution revenues. While event-driven activity is highly repeatable, it may not recur on an annual basis. Event-driven revenues are based on the number of special events and corporate transactions the Company processes. Event-driven activity is impacted by financial market conditions and changes in regulatory compliance requirements, resulting in fluctuations in the timing and levels of event-driven revenues. Distribution revenues primarily include revenues related to the physical mailing and distribution of proxy materials, interim communications, transaction reporting, customer communications and fulfillment services, as well as administrative services related to the Company’s fund processing solutions. Refer to Note 2, “Summary of Significant Accounting Policies” for further details on the Revenue Recognition policy.
For the fiscal years ended June 30, 2026, the Company recognized revenue of 16.5 million as a result of its performance of services related to the Canton Network, which is included in Capital Markets revenues.

	Years ended June 30,
	2026	2025	2024
	(in millions)
Investor Communication Solutions
Regulatory	$1,434.9	$1,280.6	$1,195.6
Data-driven fund solutions	479.5	459.2	435.2
Issuer	294.8	273.2	259.8
Customer communications	752.8	718.8	683.1
Total ICS Recurring revenues	2,962.1	2,731.8	2,573.6

Equity and other	143.5	115.5	151.0
Mutual funds	204.6	203.8	134.2
Total ICS Event-driven revenues	348.1	319.3	285.2

Distribution revenues	2,250.6	2,062.0	1,999.0

Total ICS Revenues	$5,560.8	$5,113.0	$4,857.9

Global Technology and Operations
Capital markets	$1,184.2	$1,115.3	$1,049.2
Wealth and investment management	731.8	660.8	599.7
Total GTO Recurring revenues	1,916.0	1,776.1	1,648.9

Total Revenues	$7,476.8	$6,889.1	$6,506.8

Revenues by Type
Recurring revenues	$4,878.0	$4,507.9	$4,222.6
Event-driven revenues	348.1	319.3	285.2
Distribution revenues	2,250.6	2,062.0	1,999.0
Total Revenues	$7,476.8	$6,889.1	$6,506.8
Contract Balances
The following table provides information about contract assets and liabilities:

	June 30, 2026	June 30, 2025	June 30, 2024
	(in millions)
Contract assets	$128.0	$137.5	$125.3
Contract liabilities	$589.5	$678.3	$696.6
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

During the fiscal year ended June 30, 2026, contract assets decreased primarily due to a difference between the timing of billing and the revenue recognition of software term license revenues, while contract liabilities decreased primarily as a result of the delivery of a software term license to a client, with an equal and offsetting impact to the Company’s internal use software assets. During the fiscal year ended June 30, 2025, contract assets increased primarily due to a difference between the timing of billing and the revenue recognition of software term license revenues, while contract liabilities decreased due to the timing of client invoices in relation to the timing of revenue recognized. The Company recognized $299.6 million of revenue during the fiscal year ended June 30, 2026 that was included in the contract liability balance as of June 30, 2025. The Company recognized $288.4 million of revenue during the fiscal year ended June 30, 2025 that was included in the contract liability balance as of June 30, 2024. The Company recognized $249.4 million of revenue during fiscal year ended June 30, 2024 that was included in the contract liability balance as of June 30, 2023.
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
As of June 30, 2026, 2025 and 2024, the computation of diluted EPS excluded 1.0 million, 0.5 million and 0.3 million options and restricted stock units to purchase Broadridge common stock, respectively, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Years ended June 30,
	2026	2025	2024
	(in millions)
Weighted-average shares outstanding:
Basic	116.3	117.1	117.7
Common stock equivalents	0.8	1.2	1.4
Diluted	117.1	118.3	119.1
NOTE 5.    INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Years ended June 30,
	2026	2025	2024
	(in millions)
Interest expense on borrowings	$(111.8)	$(135.8)	$(150.2)
Interest income	11.9	13.1	12.1
Interest expense, net	$(99.9)	$(122.7)	$(138.1)
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
Refer to Note 8,” Fair Value of Financial Instruments” and Note 11, “Goodwill and Intangible Assets, Net” for further details on goodwill, intangible assets, and contingent consideration.

FISCAL YEAR 2026 BUSINESS COMBINATIONS
In April 2026, the Company acquired CQG, Inc. (“CQG”). CQG is a Denver-based execution management system provider to futures and options market participants. CQG is included in the Company’s GTO reportable segment. The aggregate purchase price included consideration transferred of $173.0 million in cash ($161.7 million net of cash acquired), $12.0 million in deferred payments, and contingent consideration with a maximum potential payout of $50.0 million. The contingent consideration is payable through fiscal year 2029 upon the achievement by the acquired business of certain defined revenue targets. Net tangible liabilities assumed in the transaction were $1.5 million and contingent liabilities incurred were valued at $28.0 million. The acquisition resulted in $77.7 million of Goodwill, which is tax deductible. Intangible assets acquired, which totaled $125.5 million, consist primarily of customer relationships and software technology, which are being amortized over a seven-year and five-year life, respectively.
In January 2026, the Company acquired Acolin Group Holdco Limited (“Acolin”). Acolin is a European provider of cross-border fund distribution and regulatory services. Acolin is included in the Company’s ICS reportable segment. The aggregate purchase price included consideration transferred of $70.2 million in cash ($65.4 million net of cash acquired), $2.4 million in deferred payments, and contingent consideration with a fair value of $16.9 million. The contingent consideration is payable through fiscal year 2027 based upon a percentage of eligible revenues achieved. Net tangible liabilities assumed in the transaction were $10.7 million. This acquisition resulted in $73.9 million of Goodwill, which is not tax deductible. Intangible assets acquired, which totaled $21.4 million, consist primarily of customer relationships and software technology, which are being amortized over a seven-year life and a five-year life, respectively.
In September 2025, the Company acquired all of the ownership interests of LDI-MAP, LLC (“iJoin”), a retirement plan technology provider specializing in participant onboarding, engagement, and analytics solutions for the retirement industry. iJoin is included in the Company’s ICS reportable segment. The aggregate purchase price included consideration transferred of $31.9 million in cash ($31.9 million net of cash acquired), $3.5 million in deferred payments, and contingent consideration with a fair value of $8.5 million. The contingent consideration is payable through fiscal year 2028 based upon a percentage of eligible revenues achieved. Net tangible assets acquired in the transaction were $0.1 million. This acquisition resulted in $24.1 million of Goodwill, which is tax deductible. Intangible assets acquired, which totaled $19.7 million, consist primarily of customer relationships and software technology, which are being amortized over a seven-year life and a five-year life, respectively.
In August 2025, the Company acquired Signal Agency Limited (“Signal”), a UK-based provider of design, technology and consulting services that support omni-channel communications for financial services and other firms. Signal is included in the Company’s ICS reportable segment. The aggregate purchase price included consideration transferred of $25.0 million in cash ($23.9 million net of cash acquired) and $2.7 million in deferred payments. Net tangible liabilities acquired in the transaction were $3.4 million. This acquisition resulted in $19.9 million of goodwill, which is not tax deductible, and $10.1 million of intangible assets, which consist of customer relationships and software technology, which are being amortized over a five-year life.
The allocation of the purchase price is based on preliminary estimates of the fair value of assets acquired and liabilities assumed. The Company is currently evaluating these fair values, and such estimates are subject to revision as additional information becomes available. The Company will finalize the purchase price allocation as soon as practicable within the measurement period, which will not exceed one year from the acquisition date.
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
In connection with the acquisition, on November 1, 2024, Broadridge Software Limited, a subsidiary of the Company, entered into the SIS Services Agreement with Kyndryl Canada Limited (“Kyndryl Canada”) pursuant to which Kyndryl Canada will provide infrastructure managed services for the SIS Business. Refer to Note 20, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for further details.

Financial information for SIS is as follows:

SIS
Cash payments	$185.5

Net tangible liabilities assumed	$(1.9)
Goodwill	38.3
Intangible assets	149.1
Aggregate purchase price	$185.5
During the fiscal year ended June 30, 2025, there was also an immaterial acquisition with an aggregate purchase price of $9.9 million in cash ($8.0 million net of cash acquired).
FISCAL YEAR 2024 BUSINESS COMBINATION
AdvisorTarget
In May 2024, the Company acquired AdvisorTarget, a market leader in providing asset management and wealth management firms with data products to help power digital marketing, sales and engagement programs targeting financial advisors. AdvisorTarget is included in the Company’s ICS reportable segment. The aggregate purchase price included consideration transferred of $34.7 million in cash ($34.3 million net of cash acquired), $0.2 million in deferred payments, $1.6 million for the settlement of a preexisting relationship, and contingent consideration with a remaining maximum potential pay-out of $24.0 million as of June 30, 2026. The contingent consideration is payable through fiscal year 2028 upon the achievement by the acquired business of certain defined revenue targets. After measurement period adjustments, net tangible liabilities assumed in the transaction were $0.8 million, and contingent liabilities incurred were initially valued at $14.0 million. This acquisition resulted in $38.6 million of Goodwill, which is tax deductible. Intangible assets acquired, which totaled $12.1 million, consist primarily of software technology and customer relationships, which are being amortized over a five-year life.

NOTE 7.    DERIVATIVE INSTRUMENTS
The following table presents the fair values of all derivative instruments included in the Consolidated Balance Sheets on a gross basis.

	June 30,
	2026		2025
	Asset	Liability	Asset	Liability
	(in millions)
Fair Value Hedge (a)	$—	$2.9	$—	$—
Net Investment Hedge (b)	0.1	—	—	24.6
Total designated derivatives	$0.1	$2.9	$—	$24.6
(a) The Fair Value Hedge has an aggregate notional value of $500.0 million at June 30, 2026. The Fair Value Hedge liability is included in Other non-current liabilities on the Company’s Consolidated Balance Sheets as of June 30, 2026.
(b) The Net Investment Hedge has an aggregate notional value of €880.0 million at June 30, 2026 and June 30, 2025. The Net Investment Hedge asset is included in Other non-current assets and Other non-current liabilities on the Company’s Consolidated Balance Sheets as of June 30, 2026 and June 30, 2025, respectively.
Refer to Note 2, “Summary of Significant Accounting Policies” for further details on the Derivatives policy.
Fair Value Hedge
The Company is exposed to interest rate risk in connection with our long-term debt portfolio. In May 2026, the Company executed interest rate swap agreements which were accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair value of the fixed rate 2036 Senior Notes.
Accordingly, variable rate interest expense on the fair value hedge is recorded within Interest expense, net in the Consolidated Statements of Earnings. Cash flows associated with the floating interest from the Company’s fair value hedges are reported in cash flows from operating activities in the Consolidated Statement of Cash Flows.
Net changes in the fair value of the interest rate swaps, along with the offsetting change in the fair value of the hedged notes, were recognized in Interest expense, net within the Consolidated Statements of Earnings. For the period ended June 30, 2026, the Company’s reduction of Interest expense, net associated with the fair value hedge was $0.1 million.

Net Investment Hedge
In January 2022, the Company entered into cross-currency swap derivative contracts which are designated as net investment hedges to hedge a portion of its net investment in its subsidiaries whose functional currency is the Euro.
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
For the periods ended June 30, 2026, 2025, and 2024, the Company’s pre-tax net unrealized gains and (losses) associated with the net investment hedge recognized in Other comprehensive income (loss) were $24.7 million, $(84.5) million, and $(6.8) million, respectively.

Cash Flow Hedge
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

In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments, as applicable, based on the exchange-traded price of similar or identical instruments where available or based on other observable instruments. These calculations take into consideration the credit risk of both the Company and its counterparties. Unless otherwise noted below, the Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.
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
The following tables set forth the Company’s financial assets and liabilities at June 30, 2026 and 2025, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds	$7.7	$—	$—	$7.7
Other current assets:
Securities	$0.9	$—	$—	$0.9
Other non-current assets:
Securities (a)	232.5	—	—	232.5
Derivative asset	—	0.1	—	0.1
Pre-funded warrants	—	31.6	—	31.6
Digital assets	216.1	—	—	216.1
Total assets as of June 30, 2026	$457.2	$31.6	$—	$488.8
Liabilities:
Derivative liability	$—	$2.9	$—	$2.9
Contingent consideration obligations	—	—	59.9	59.9
Total liabilities as of June 30, 2026	$—	$2.9	$59.9	$62.7

	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Other current assets:
Securities	$0.7	$—	$—	$0.7
Other non-current assets:
Securities (a)	195.2	—	—	195.2
Total assets as of June 30, 2025	$195.9	$—	$—	$195.9
Liabilities:
Derivative liability	$—	$24.6	$—	$24.6
Contingent consideration obligations	—	—	14.0	14.0
Total liabilities as of June 30, 2025	$—	$24.6	$14.0	$38.6
________
(a)Includes investments related to the Company’s Defined Benefit Pension Plans, Executive Retirement and Savings Plan (the “ERSP”) and shares of CNTN stock.
In addition, the Company has non-marketable securities with a carrying amount of $108.4 million as of June 30, 2026 and $60.5 million as of June 30, 2025, respectively, that to the extent they have been remeasured during the period are classified as Level 2 financial assets and included as part of Other non-current assets on the Consolidated Balance Sheets.
Digital Assets
Beginning in the fourth quarter of fiscal year 2024, the Company began to earn Canton Coins for its function as a Super Validator and Validator on the Global Synchronizer, the Canton Network’s decentralized interoperability infrastructure. Prior to the first quarter of fiscal year 2026, the Company held the Canton Coins on its Balance Sheet for investment purposes and to pay any fees associated with its Canton Network activity. During the first quarter of fiscal year 2026, the Company began converting the coins to cash nearly immediately after they were earned and continued to do so periodically throughout the second fiscal quarter of 2026. Refer to Note 2, “Summary of Significant Accounting Policies” for details regarding the Canton Network and the Company’s Canton Coin holdings.
The following table presents the Company’s Canton Coin holdings as of June 30, 2026:

	June 30, 2026
	Quantity of Coins		Cost Basis	Fair Value
			($ in millions)
Canton Coins (a)	1.5	billion	$13.3	$216.1
(a) As of June 30, 2026, the Company was restricted from transferring a total of 1.3 billion Canton Coins valued at $189.9 million as a result of its election under the Canton Coin lockup framework described in Note 2, “Summary of Significant Accounting Policies”.
Prior to the second fiscal quarter of 2026, Canton Coins were classified as Level 3 within the fair value hierarchy because the valuation required assumptions that were both significant and unobservable. During the quarter ended December 31, 2025, the Company’s digital asset holdings were transferred from Level 3 to Level 1 as Canton Coins were listed on several public exchanges, and therefore quoted market prices in active markets were available. As of June 30, 2026, the Company’s Canton Coin holdings were measured at fair value based on quoted market prices from the Company’s principal market.
Canton Digital Asset Treasury
During the second quarter of fiscal year 2026, Broadridge contributed 342 million of its Canton Coins with a total fair value of $53.1 million at the time of the transaction for 17.3 million pre-funded common stock purchase warrants (the “Warrants”) representing an interest in Canton Strategic Holdings, Inc. (“CNTN”), formerly Tharimmune, Inc., in conjunction with a private placement in public equity offering. Upon exercise, the Warrants entitle the Company to receive an equal number of shares of common stock of CNTN (together, the “Canton Digital Asset Treasury”). The Warrants are not able to be sold or transferred by the Company. Upon closing of the offering, CNTN began to execute a digital asset treasury strategy that includes the acquisition of Canton Coins via capital markets activities, generation of Canton Coins by applying to be a Super Validator, and investing in the development of applications on the Canton Network that drive institutional utility, scalability and adoption across capital markets.

The Warrants received as part of the Canton Digital Asset Treasury, as well as the shares of CNTN stock obtained by the Company as a result of exercise of the Warrants are recognized on the Consolidated Balance Sheet as part of Other non-current assets. During the fourth quarter of fiscal year 2026, the Company exercised 6.1 million of the Warrants into an equivalent number of shares of CNTN common stock. The publicly traded shares of CNTN common stock are classified as Level 1 of the fair value hierarchy, while the Warrants are classified as Level 2 as they are remeasured to fair value at the end of each reporting period based on the quoted public share price of CNTN shares. For the fiscal year 2026, the Company recognized a $48.7 million gain within Other non-operating income related to the Canton Digital Asset Treasury transaction, including the realized gain upon contribution of the Canton Coins in exchange for CNTN warrants of $53.1 million.
The following table presents a summary of the changes in the Company’s Canton Coin holdings during the years ended June 30, 2026:

June 30,
2026
(in millions)
Beginning balance	$—
Opening Retained Earnings Adjustment	24.5
Additions - Revenue	16.5
Dispositions	(8.5)
Canton Digital Asset Treasury transaction	(53.1)
Total realized and unrealized gains included in other income (loss), net (a)	236.7
Ending balance	$216.1
(a) Includes realized gains totaling $58.4 million and unrealized gains totaling $178.4 million during the year ended June 30, 2026. There were no realized or unrealized gains or losses during the years ended June 30, 2025.
Level 3 Financial Assets and Liabilities
The following tables set forth an analysis of changes during fiscal years 2026 in Level 3 financial assets and liabilities of the Company. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments between levels. The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year.
Digital Assets

June 30,
2026
(in millions)
Beginning balance	$—
Opening Retained Earnings Adjustment	24.5
Beginning-of-period Level 3 transfer-out value	(24.5)
Ending balance	$—

Contingent consideration obligations

	June 30,
	2026	2025
	(in millions)
Beginning balance	$14.0	$14.0
Additional contingent consideration incurred	53.5	—
Net increase in contingent consideration liability	1.4	—
Foreign currency impact on contingent consideration liability	(0.3)	—
Payments	(8.7)	—
Ending balance	$59.9	$14.0
The Company did not incur any Level 3 fair value asset impairments during fiscal year 2026 or fiscal year 2025.

NOTE 9.    LEASES
The Company’s leases consist primarily of real estate leases in locations where the Company maintains operations, and are classified as operating leases.
The Company evaluates each lease and service arrangement at inception to determine if the arrangement is, or contains, a lease. A lease exists if the Company obtains substantially all of the economic benefits of and has the right to control the use of an asset for a period of time. The lease term begins on the commencement date, which is the date the Company takes possession of the leased property and may include options to extend or terminate the lease if exercise of the option to extend or terminate the lease is considered to be reasonably certain. The Company’s options to extend or terminate a lease generally do not exceed five years. The lease term is used both to determine lease classification as an operating or finance lease and to calculate straight-line lease expense for operating leases. The weighted average remaining operating lease term as of June 30, 2026 was 8.3 years.
ROU assets represent the Company’s right to use an underlying asset for the lease term while lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. ROU assets also include prepaid lease payments and exclude lease incentives received. Certain leases require the Company to pay taxes, insurance, maintenance, and/or other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature (e.g. based on actual costs incurred). These variable lease costs are recognized as a variable lease expense when incurred. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to measure the lease liability and the associated ROU asset at commencement date. The incremental borrowing rate was determined based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate. The weighted average discount rate used in measurement of the Company’s operating lease liabilities as of June 30, 2026 was 4.3%.
Supplemental Balance Sheet Information

	June 30,
	2026	2025
	(in millions)
Assets:
Operating lease ROU assets (a)	$228.6	$176.1

Liabilities:
Operating lease liabilities (a) - Current	$38.9	$37.2
Operating lease liabilities (a) - Non-current	224.1	169.5
Total Operating lease liabilities	$262.9	$206.7
_________
(a)Operating lease assets are included within Other non-current assets, and operating lease liabilities are included within Payables and accrued expenses (current portion) and Other non-current liabilities (non-current portion) in the Company’s Consolidated Balance Sheets as of June 30, 2026 and 2025, respectively.

Components of Lease Cost (a)

	Years ended June 30,
	2026	2025
	(in millions)
Operating lease cost	$47.9	$41.3
Variable lease cost	$26.6	$28.3
_________
(a)Lease cost is included within Cost of revenues or Selling, general and administrative expenses in the Company’s Consolidated Statements of Earnings dependent upon the nature and use of the ROU asset.

Supplemental Cash Flow Information

	Years ended June 30,
	2026	2025
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$35.1	$37.3
ROU assets obtained in exchange for operating lease liabilities	$31.2	$28.3

Maturity of Lease Liabilities
Future rental payments on leases with initial non-cancellable lease terms in excess of one year were due as follows at June 30, 2026:

Operating Leases
Years Ending June 30,	(in millions)
2027	$48.5
2028	44.5
2029	40.3
2030	31.5
2031	27.6
Thereafter	124.5
Total lease payments	316.9
Less: Discount Amount	(54.0)
Present value of operating lease liabilities	$262.9
NOTE 10.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment at cost and Accumulated depreciation at June 30, 2026 and 2025 are as follows:

	June 30,
	2026	2025
	(in millions)
Property, plant and equipment:
Land and buildings	$—	$2.5
Equipment	472.9	440.1
Furniture, leaseholds and other	220.6	216.7
	693.6	659.2
Less: Accumulated depreciation	(519.3)	(489.1)
Property, plant and equipment, net	$174.3	$170.1
Depreciation expense for Property, plant and equipment for the years ended June 30, 2026, 2025 and 2024 was as follows:

	Years ended June 30,
	2026	2025	2024
	(in millions)
Depreciation expense for Property, plant and equipment	$49.4	$43.6	$40.6
Refer to Note 2, “Summary of Significant Accounting Policies” for further details on the Property, Plant and Equipment policy.

NOTE 11.    GOODWILL AND INTANGIBLE ASSETS, NET
Changes in Goodwill for the fiscal years ended June 30, 2026 and 2025 are as follows:

	Investor Communication Solutions	Global Technology and Operations	Total
	(in millions)
Goodwill, gross, at June 30, 2024	$1,084.3	$2,385.1	$3,469.4
Additions	6.2	38.3	44.5
Foreign currency translation and other	3.4	95.5	98.9
Fair value adjustments (a)	(3.2)	—	(3.2)
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2025	$1,090.7	$2,518.9	$3,609.6

Goodwill, gross, at June 30, 2025	$1,090.7	$2,518.9	$3,609.6
Additions	117.9	77.7	195.6
Foreign currency translation and other	(2.7)	(14.6)	(17.4)
Fair value adjustments (a)	—	—	—
Accumulated impairment losses	—	—	—
Goodwill, net, at June 30, 2026	$1,205.9	$2,581.9	$3,787.8

(a) Fair value adjustments includes adjustments to goodwill as part of finalization of the purchase price allocations.
Additions for the fiscal year ended June 30, 2026 include $117.9 million related to ICS for the acquisitions of Acolin, iJoin, and Signal and $77.7 million related to GTO for the acquisition of CQG.
Additions for the fiscal year ended June 30, 2025 include $38.3 million for the acquisition of SIS.
During fiscal years 2026, 2025 and 2024, the Company performed the required impairment tests of Goodwill and determined that there was no impairment. Refer to Note 2, “Summary of Significant Accounting Policies” for further details on the Goodwill, Internal Use Software, and Impairment of Long-Lived Assets policies.
Intangible assets at cost and accumulated amortization at June 30, 2026 and 2025 are as follows:

	June 30,
	2026			2025
	Original Cost	Accumulated Amortization	Intangible Assets, net	Original Cost	Accumulated Amortization	Intangible Assets, net
	(in millions)
Software licenses	$327.4	$(183.8)	$143.6	$250.7	$(178.3)	$72.4
Acquired software technology	446.5	(262.4)	184.1	376.5	(209.4)	167.1
Customer contracts and lists	1,225.7	(943.1)	282.6	1,129.8	(802.5)	327.4
Acquired intellectual property	136.6	(136.6)	—	136.6	(136.6)	—
Trademark	0.7	(0.2)	0.5	—	—	—
Internal use software	776.8	(187.7)	589.0	853.1	(142.5)	710.6
Other intangibles	20.2	(20.2)	—	20.2	(20.2)	—
	$2,933.9	$(1,734.0)	$1,199.9	$2,766.9	$(1,489.5)	$1,277.4
All of the intangible assets have finite lives and as such, are subject to amortization.

The weighted-average remaining useful life of the intangible assets is as follows:

Weighted-Average Remaining Useful Life (Years)
Acquired software technology	5.1
Software licenses	4.3
Customer contracts and lists	1.5
Internal use software	13.6
Other intangibles	0.0
Total weighted-average remaining useful life	8.3

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
Amortization of intangibles for the years ended June 30, 2026, 2025 and 2024 was as follows:

	Years ended June 30,
	2026	2025	2024
	(in millions)
Amortization expense for intangible assets	$291.8	$283.8	$279.5
Estimated remaining amortization expenses of the Company’s existing intangible assets for the next five fiscal years and thereafter are as follows:

Years Ending June 30,	(in millions)
2027	$240.1
2028	209.4
2029	126.0
2030	116.8
2031	104.0
Thereafter	403.8
Total	$1,199.9
NOTE 12.    DEFERRED CLIENT CONVERSION AND START-UP COSTS
Deferred client conversion and start-up costs consisted of the following:

	June 30,
	2026	2025
	(in millions)
Deferred client conversion and start-up costs	$819.3	$842.9
The table below sets forth the total amount of Deferred client conversion and start-up costs and Deferred sales commission costs amortized in Operating expenses:

	June 30,
	2026	2025
	(in millions)
Deferred client conversion and start-up cost amortization	$145.5	$148.8

NOTE 13.    OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	June 30,
	2026	2025
	(in millions)
Long-term investments (a)	$391.4	$299.2
Digital assets (b)	216.1	—
ROU assets (c)	228.6	176.1
Contract assets (d)	128.0	137.5
Deferred sales commissions costs	137.7	131.7
Warrant assets (e)	31.6	—
Long-term broker fees	16.1	24.3
Deferred data center costs (f)	4.6	8.3
Other (g)	61.9	50.9
Total	$1,215.9	$827.9
_________
(a) Includes Rabbi Trust assets used to fund the Company’s SORP and SERP defined benefit pension plans with a value of $70.8 million at June 30, 2026 and $66.4 million at June 30, 2025. Refer to Note 18, “Employee Benefit Plans” for details.
(b) Please refer to Note 2, “Summary of Significant Accounting Policies” and Note 8, “Fair Value of Financial Instruments” for further discussion.
(c) ROU assets represent the Company’s right to use an underlying asset for the lease term. Please refer to Note 9, “Leases” for a further discussion.
(d) Contract assets result from revenue already recognized but not yet invoiced, including certain future amounts to be collected under software term licenses and certain other client contracts.
(e) Represents Warrants related to the Company's contribution of Canton Coins to CNTN during the second quarter of fiscal year 2026. Please refer to Note 8, “Fair Value of Financial Instruments” for a further discussion.
(f) Represents deferred data center costs associated with the Company’s information technology services agreements. Please refer to Note 20, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.
(g) Includes derivative assets as of June 30, 2026 related to the Company’s cross-currency swap derivative contracts. The derivative was in a liability position as of June 30, 2025 and was included within Other non-current liabilities. Refer to Note 16, “Other Non-Current Liabilities” and Note 7, “Derivative Instruments” for details.

NOTE 14.    PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	June 30,
	2026	2025
	(in millions)
Accounts payable	$149.7	$220.3
Employee compensation and benefits (a)	372.4	372.8
Accrued broker fees	143.7	137.0
Accrued dividend payable	111.2	103.1
Customer deposits	83.7	84.4
Accrued taxes	72.6	60.1
Business process outsourcing administration fees	53.7	52.6
Operating lease liabilities	38.9	37.2
Software license liabilities	30.9	18.8
Other	81.6	26.6
Total	$1,138.2	$1,112.8
_________
(a) Includes a restructuring liability of $9.3 million and $22.7 million as of June 30, 2026 and 2025, respectively.

NOTE 15.    BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at June 30, 2026	Carrying value at June 30, 2026	Carrying value at June 30, 2025	Unused Available Capacity	Fair Value at June 30, 2026
			(in millions)
Current portion of long-term debt
Fiscal 2016 Senior Notes	June 2026	$—	$—	$499.3	$—	$—
Total		$—	$—	$499.3	$—	$—

Long-term debt, excluding current portion
Fiscal 2025 Revolving Credit Facility:
U.S. dollar tranche	December 2029	$250.0	$250.0	$—	$750.0	$250.0
Multicurrency tranche	December 2029	24.7	24.7	133.5	475.3	24.7
Total Revolving Credit Facility		$274.7	$274.7	$133.5	$1,225.3	$274.7

Fiscal 2024 Amended Term Loan	August 2026	$—	$—	$879.1	$—	$—
Fiscal 2026 Term Loan	August 2030	750.0	747.3	—	—	750.0

Fiscal 2020 Senior Notes	December 2029	750.0	746.9	746.0	—	703.2
Fiscal 2021 Senior Notes	May 2031	1,000.0	995.3	994.4	—	893.1
Fiscal 2026 Senior Notes	May 2036	$500.0	$490.4	$—	$—	$497.1
Total Senior Notes		$2,250.0	$2,232.6	$1,740.3	$—	$2,093.5

Total long-term debt		$3,274.7	$3,254.6	$2,753.0	$1,225.3	$3,118.1

Total debt		$3,274.7	$3,254.6	$3,252.3	$1,225.3	$3,118.1
_________
Future principal payments on the Company’s outstanding debt are as follows (in millions):

	2027	2028	2029	2030	2031	Thereafter	Total
Years ending June 30,	$—	$—	$—	$1,024.7	$1,750.0	$500.0	$3,274.7
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
The weighted-average interest rate on the Revolving Credit Facilities was 4.49%, 5.49% and 6.50% for the fiscal years ended June 30, 2026, 2025 and 2024, respectively. The fair value of the variable-rate Fiscal 2025 Revolving Credit Facility borrowings at June 30, 2026 approximates carrying value and has been classified as a Level 2 financial liability (as defined in Note 8, “Fair Value of Financial Instruments”).

Under the Fiscal 2025 Revolving Credit Facility, revolving loans denominated in U.S. Dollars, Canadian Dollars, Euro, Sterling, Swedish Kronor and Yen bears interest at Adjusted Term SOFR, Adjusted Term CORRA, EURIBOR, TIBOR, SONIA and STIBOR, respectively, plus 1.000% per annum (subject to multiple step-ups to 1.250% per annum and multiple step-downs to 0.785%, in each case based on ratings). The Fiscal 2025 Revolving Credit Facility also has a facility fee of 0.125% per annum (subject to multiple step-ups to 0.25% per annum and multiple step-downs to 0.090% per annum, in each case, based on ratings). The Company may voluntarily prepay, in whole or in part and without premium or penalty, borrowings under the Fiscal 2025 Revolving Credit Facility in accordance with individual drawn loan maturities. The Fiscal 2025 Revolving Credit Facility is subject to certain covenants, including a leverage ratio. At June 30, 2026, the Company is in compliance with all covenants of the Fiscal 2025 Revolving Credit Facility.
Fiscal 2021 Term Loans: In March 2021, the Company entered into an amended and restated term credit agreement as amended on December 23, 2021 and May 23, 2023, (“Term Credit Agreement”) providing for term loan commitments in an aggregate principal amount of $2.55 billion, comprised of a $1.0 billion tranche (“Tranche 1”) and a $1.55 billion tranche (“Tranche 2,” together with Tranche 1, the “Fiscal 2021 Term Loans”). The proceeds of the Fiscal 2021 Term Loans were used by the Company to solely finance the acquisition of Itiviti Holding AB and pay certain fees and expenses in connection therewith. Once borrowed, amounts repaid or prepaid in respect of such Fiscal 2021 Term Loans may not be reborrowed. The Tranche 1 Loan was to mature on the date that is 18 months after the date on which the Fiscal 2021 Term Loans were borrowed (the “Funding Date”), but was repaid in full in May 2021 with proceeds from the Fiscal 2021 Senior Notes (as discussed further below). The Tranche 2 Loan was to mature in May 2024, but was repaid with proceeds from the Fiscal 2024 Amended Term Loan. The Tranche 2 Loan bore interest at Adjusted Term SOFR plus 1.000% per annum (subject to step-ups to Adjusted Term SOFR plus 1.250% or a step-down to SOFR plus 0.750% based on ratings). On May 23, 2023, we amended the interest rate index from LIBOR to Adjusted Term SOFR.
Fiscal 2024 Amended Term Loan: In August 2023, the Company amended and restated the Term Credit Agreement (the “Amended and Restated Term Credit Agreement”), providing for a term loan commitment in an aggregate principal amount of $1.3 billion (the “Fiscal 2024 Amended Term Loan”), which bore interest at Adjusted Term SOFR plus 1.250% per annum (subject to a step-up to Adjusted Term SOFR plus 1.375% or step-downs to Adjusted Term SOFR plus 1.125% and Adjusted Term SOFR plus 1.000% in each case, based on ratings). In August 2025, the Company repaid in full the $750.0 million in Fiscal 2024 Amended Term Loan outstanding.
Fiscal 2026 Term Loan: In August 2025, the Company entered into the Term Credit Agreement, providing for term loan commitment in an aggregate principal amount of $750.0 million (the “Fiscal 2026 Term Loan”), replacing the Fiscal 2024 Amended Term Loan. The Fiscal 2026 Term Loan will mature in August 2030 on the fifth anniversary of the amended Funding Date of August 21, 2025. The Fiscal 2026 Term Loan bears interest at Term SOFR plus 1.250% per annum (subject to a step-up to Term SOFR plus 1.375% or Term SOFR plus 1.625% or a step-down to Term SOFR plus 1.125% or Term SOFR plus 1.000%, in each case, based on ratings).
The Company may voluntarily prepay the Fiscal 2026 Term Loan in whole or in part and without premium or penalty. In the event of receipt of cash proceeds by the Company or its subsidiaries from certain incurrences of indebtedness, certain equity issuances, and certain sales, transfers or other dispositions of assets, the Company will be required to prepay the Fiscal 2026 Term Loan, subject to certain limitations and qualifications as set forth in the Term Credit Agreement. The Term Credit Agreement is subject to certain covenants, including a leverage ratio. At June 30, 2026, the Company is in compliance with all covenants of the Fiscal 2026 Term Loan.
Fiscal 2016 Senior Notes: In June 2016, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2016 Senior Notes”), which bore interest at a rate of 3.40% per annum. In June 2026, the Company repaid in full the $500.0 million in Fiscal 2016 Senior Notes that were outstanding at their maturity date.
Fiscal 2020 Senior Notes: In December 2019, the Company completed an offering of $750.0 million in aggregate principal amount of senior notes (the “Fiscal 2020 Senior Notes”). The Fiscal 2020 Senior Notes will mature on December 1, 2029 and bear interest at a rate of 2.90% per annum. Interest on the Fiscal 2020 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Fiscal 2020 Senior Notes were issued at a price of 99.717% (effective yield to maturity of 2.933%). The indenture governing the Fiscal 2020 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2026, the Company is in compliance with the covenants of the indenture governing the Fiscal 2020 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2020 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2020 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2020 Senior Notes at June 30, 2026 and June 30, 2025 was $703.2 million and $702.8 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 8, “Fair Value of Financial Instruments”).

Fiscal 2021 Senior Notes: In May 2021, the Company completed an offering of $1.0 billion in aggregate principal amount of senior notes (the “Fiscal 2021 Senior Notes”). The Fiscal 2021 Senior Notes will mature on May 1, 2031 and bear interest at a rate of 2.60% per annum. Interest on the Fiscal 2021 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Fiscal 2021 Senior Notes were issued at a price of 99.957% (effective yield to maturity of 2.605%). The indenture governing the Fiscal 2021 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2026, the Company is in compliance with the covenants of the indenture governing the Fiscal 2021 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2021 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2021 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2021 Senior Notes at June 30, 2026 and June 30, 2025 was $893.1 million and $891.4 million, respectively, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 8, “Fair Value of Financial Instruments”).
Fiscal 2026 Senior Notes: In May 2026, the Company completed an offering of $500.0 million in aggregate principal amount of senior notes (the “Fiscal 2026 Senior Notes”). The Fiscal 2026 Senior Notes will mature on May 15, 2036 and bear interest at a rate of 5.75% per annum. Interest on the Fiscal 2026 Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year. The Fiscal 2026 Senior Notes were issued at a price of 99.700% (effective yield to maturity of 5.790%). The indenture governing the Fiscal 2026 Senior Notes contains certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. At June 30, 2026, the Company is in compliance with the covenants of the indenture governing the Fiscal 2026 Senior Notes. The indenture also contains covenants regarding the purchase of the Fiscal 2026 Senior Notes upon a change of control triggering event. The Company may redeem the Fiscal 2026 Senior Notes in whole or in part at any time before their maturity. The fair value of the fixed-rate Fiscal 2026 Senior Notes at June 30, 2026 was $497.1 million, based on quoted market prices and has been classified as a Level 1 financial liability (as defined in Note 8, “Fair Value of Financial Instruments”).
The Fiscal 2025 Revolving Credit Facility, Fiscal 2026 Term Loan, Fiscal 2020 Senior Notes, Fiscal 2021 Senior Notes and Fiscal 2026 Senior Notes are senior unsecured obligations of the Company and are ranked equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of June 30, 2026 and 2025, respectively, there were no outstanding borrowings under these lines of credit.
NOTE 16.    OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	June 30,
	2026	2025
	(in millions)
Post-employment retirement obligations (a)	$259.2	$238.0
Operating lease liabilities	$224.1	$169.5
Software license liabilities	97.5	35.8
Non-current income taxes	73.3	74.6
Acquisition related contingencies	59.9	14.0
Other (b)	21.5	53.5
Total	$735.5	$585.5
(a) Includes a total benefit obligation for the SORP and the SERP of $65.9 million at June 30, 2026 and $62.6 million at June 30, 2025. Refer to Note 18, “Employee Benefit Plans” for details.
(b) Includes derivative liabilities as of June 30, 2026 and June 30, 2025 related to the Company’s derivative contracts. Refer to Note 7, “Derivative Instruments” for further discussion.

NOTE 17.    STOCK-BASED COMPENSATION
Incentive Equity Awards. The Broadridge Financial Solutions, Inc. 2007 Omnibus Award Plan (the “2007 Plan”) and 2018 Omnibus Award Plan (the “2018 Plan”) provide for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock awards, stock bonuses and performance compensation awards to employees, non-employee directors, and other key individuals who perform services for the Company. The 2018 Plan was approved by shareholders in November 2018 and replaced the 2007 Plan. As of June 30, 2026, there were 4.8 million shares available for future issuance under the 2018 Plan. The accounting for stock-based compensation requires the measurement of stock-based compensation expense to be recognized in the Consolidated Statements of Earnings based on the fair value of the award on the date of grant. In accordance with the 2007 Plan and 2018 Plan, the Company’s stock-based compensation consists of the following:
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
Time-based Restricted Stock Units: The Company has a time-based restricted stock unit (“RSU”) program under which RSUs representing the right to receive one share of the Company’s common stock for each vested RSU granted. Time-based RSUs typically vest three years from the date of grant. The Company records stock compensation expense for time-based RSUs net of estimated forfeitures on a straight-line basis over the vesting period.
Performance-based Restricted Stock Units: The Company has a performance-based RSU program under which RSUs representing the right to receive one share of the Company’s common stock for each vested RSU granted. RSUs vest upon the achievement by the Company of specific performance metrics. The Company records stock compensation expense for performance-based RSUs net of estimated forfeitures on a straight-line basis over the performance period, plus a subsequent vesting period, which typically totals approximately three years from the date of grant.
The Company amended the retirement eligibility provisions for time-based RSU and performance-based RSU awards granted in fiscal year 2026 and thereafter. Awards granted prior to fiscal year 2026 provided for pro-rata vesting upon retirement, whereas awards granted in fiscal year 2026 and thereafter provide for full vesting upon a qualifying retirement, defined as attaining age 65. This change resulted in the recognition of $7.1 million of additional stock-based compensation expense in fiscal year 2026.
Refer to Note 2, “Summary of Significant Accounting Policies” for further details on the Stock-Based Compensation policy.

The activity related to the Company’s stock options for the fiscal years ended June 30, 2026, 2025 and 2024 consisted of the following:

	Stock Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (a)
Outstanding at June 30, 2023	2,696,805	$116.46
Granted	338,301	197.04
Exercised (b)	(732,491)	98.34
Expired/forfeited	(121,994)	158.93
Outstanding at June 30, 2024	2,180,621	$132.68
Granted	322,641	238.93
Exercised (b)	(579,863)	107.62
Expired/forfeited	(6,071)	186.33
Outstanding at June 30, 2025	1,917,328	$157.97
Granted	539,247	191.77
Exercised (b)	(207,291)	104.01
Expired/forfeited	(42,376)	168.49
Outstanding at June 30, 2026	2,206,908	$171.09	6.76	$9.7
Exercisable at June 30, 2026	1,224,061	$149.16	5.12	$9.7
Vested and Expected to vest at June 30, 2026 (c)	2,182,086	$170.77	6.73	$9.7
 _________
(a)Calculated using the closing stock price on the last trading day of fiscal year 2026 of $136.95, less the option exercise price, multiplied by the number of options.
(b)Stock options exercised during the fiscal years ended June 30, 2026, 2025 and 2024 had intrinsic values of $29.0 million, $69.0 million and $66.7 million, respectively.
(c)Options outstanding that are fully vested and expected to vest, net of estimated future forfeitures.
As of June, 30, 2026, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $19.2 million, which will be amortized over the weighted-average remaining requisite service period of 1.7 years.
The following table presents the assumptions used to determine the fair values of the stock option grants using the Binomial options pricing model during the fiscal years ended June 30, 2026, 2025 and 2024:

	Years ended June 30,
	2026	2025	2024
Graded Vesting
Risk-free interest rate	3.7%	4.4%	4.3%
Dividend yield	2.0%	1.5%	1.7%
Weighted-average volatility factor	25.6%	23.9%	23.7%
Weighted-average expected life (in years)	5.3	5.5	5.5
Weighted-average fair value (in dollars)	$46.64	$62.15	$49.31

The activity related to the Company’s time-based restricted stock units and performance-based restricted stock units for the fiscal years ended June 30, 2026, 2025 and 2024 consisted of the following:

	Time-based RSUs		Performance-based RSUs
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Balances at June 30, 2023	731,327	$137.76	201,705	$153.42
Granted	299,368	173.18	92,905	168.95
Vesting of RSUs (d)	(294,088)	152.47	(85,914)	158.22
Expired/forfeited	(53,923)	152.23	(46,891)	145.22
Outstanding at June 30, 2024	682,684	$146.05	161,805	$152.21
Granted	278,262	207.22	107,142	203.13
Vesting of RSUs (d)	(321,759)	135.08	(79,046)	137.47
Expired/forfeited	(48,584)	173.56	(10,788)	143.51
Outstanding at June 30, 2025	590,603	$178.58	179,113	$189.69
Granted	262,266	216.06	122,962	217.50
Vesting of RSUs (d)	(77,038)	163.22	(7,698)	211.26
Expired/forfeited	(46,825)	199.25	(8,645)	207.32
Outstanding at June 30, 2026 (e)	729,006	$192.36	285,732	$200.55
(d)Time-based RSUs that vested during the fiscal years ended June 30, 2026, 2025 and 2024 had a total fair value of $15.2 million, $77.2 million and $59.0 million, respectively. Performance-based RSUs that vested during the fiscal years ended June 30, 2026, 2025 and 2024 had a total fair value of $1.8 million, $19.2 million and $17.2 million, respectively.
(e)As of June 30, 2026, time-based RSUs and performance-based RSUs expected to vest using the fiscal year-end share price of $136.95 had an aggregate intrinsic value of $94.9 million and $37.5 million, respectively. Performance-based RSUs granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.
Stock-based compensation expense of $93.9 million, $73.4 million, and $70.6 million was recognized in the Consolidated Statements of Earnings for the fiscal years ended June 30, 2026, 2025 and 2024, respectively, as well as related tax benefits of $13.5 million, $12.5 million, and $13.7 million, respectively.
As of June 30, 2026, the total remaining unrecognized compensation cost related to RSU awards amounted to $70.5 million, which will be amortized over the weighted-average remaining requisite service periods of 1.7 years.
The Company may reissue treasury stock to satisfy stock option exercises and issuances under the Company’s RSU awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs. The Company repurchased 3.4 million shares in fiscal year 2026 under our share repurchase program as compared to 0.4 million shares repurchased in fiscal year 2025 under our share repurchase program, which excludes shares withheld by the Company to cover payroll taxes on the vesting of RSU awards, which are also accounted for as treasury stock. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.
NOTE 18.    EMPLOYEE BENEFIT PLANS
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

The costs recorded by the Company for these plans were:

	Years ended June 30,
	2026	2025	2024
	(in millions)
401(k) savings plan	$41.4	$50.0	$47.2
ERSP	3.4	3.4	3.7
Total	$44.7	$53.4	$50.9
B. Defined Benefit Pension Plans. The Company sponsors the Supplemental Officer Retirement Plan (“SORP”). The SORP is a non-qualified ERISA defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation. The SORP was closed to new participants beginning in fiscal year 2015. The Company also sponsors a Supplemental Executive Retirement Plan (“SERP”). The SERP is also a non-qualified ERISA defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key executives upon retirement based upon the executives’ years of service and compensation. The SERP was closed to new participants beginning in fiscal year 2015.
The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The assets invested in the Rabbi Trust are to be used in part to fund benefit payments to participants under the terms of the plans. The Rabbi Trust is irrevocable and no portion of the trust funds may be used for any purpose other than the delivery of those assets to the participants, except that assets held in the Rabbi Trust would be subject to the claims of the Company’s general creditors in the event of bankruptcy or insolvency of the Company. The SORP and SERP are nonqualified plans for federal tax purposes and for purposes of Title I of ERISA. The Rabbi Trust assets had a value of $70.8 million at June 30, 2026 and $66.4 million at June 30, 2025 and are included in Other non-current assets in the accompanying Consolidated Balance Sheets. The SORP and the SERP had a total benefit obligation of $65.9 million at June 30, 2026 and $62.6 million at June 30, 2025 and are included in Other non-current liabilities in the accompanying Consolidated Balance Sheets.
The amounts charged to expense by the Company for these plans were:

	Years ended June 30,
	2026	2025	2024
	(in millions)
SORP	$3.5	$3.5	$3.5
SERP	0.3	0.3	0.3
Total	$3.7	$3.8	$3.7
The benefit obligation to the Company under these plans at June 30, 2026, 2025 and 2024 was:

	Years ended June 30,
	2026	2025	2024
	(in millions)
SORP	$61.0	$57.6	$56.4
SERP	4.9	5.0	5.2
Total	$65.9	$62.6	$61.6
C. Other Post-retirement Benefit Plan. The Company sponsors an Executive Retiree Health Insurance Plan. It is a post-retirement benefit plan pursuant to which the Company helps defray the health care costs of certain eligible key executive retirees and qualifying dependents, based upon the retirees’ age and years of service, until they reach the age of 65. The plan is currently unfunded.

The amounts charged to expense by the Company for this plan were:

	Years ended June 30,
	2026	2025	2024
	(in millions)
Executive Retiree Health Insurance Plan	$0.6	$0.8	$0.6
The benefit obligation to the Company under this plan at June 30, 2026, 2025 and 2024 was:

	Years ended June 30,
	2026	2025	2024
	(in millions)
Executive Retiree Health Insurance Plan	$3.7	$4.7	$5.4
D. Other Post-employment Benefit Obligations. The Company sponsors certain non-U.S. benefits-related plans covering certain eligible international employees who are eligible under the terms of their employment in their respective countries. These plans are generally unfunded.
The amounts charged to expense by the Company for these plans were in fiscal years 2026, 2025 and 2024 was:

	Years ended June 30,
	2026	2025	2024
	(in millions)
Other Non-U.S. Benefits-Related Plans	$4.1	$4.8	$2.8
The benefit obligation to the Company under these plans at June 30, 2026, 2025 and 2024 was:

	Years ended June 30,
	2026	2025	2024
	(in millions)
Other Non-U.S. Benefits-Related Plans	$19.8	$16.3	$12.4
NOTE 19.    INCOME TAXES
Earnings before income taxes shown below are based on the geographic location to which such earnings are attributable.

	Years Ended June 30,
	2026	2025	2024
	(in millions)
Earnings before income taxes:
U.S.	$1,281.9	$903.6	$716.1
Foreign	163.9	155.1	161.3
Total	$1,445.8	$1,058.7	$877.4

The Provision for income taxes consists of the following components:

	Years Ended June 30,
	2026	2025	2024
	(in millions)
Current:
U.S. Federal	$120.8	$148.8	$205.8
Foreign	67.0	45.3	63.9
U.S. State	28.1	30.3	29.4
Total current	215.8	224.4	299.0
Deferred:
U.S. Federal	111.8	10.3	(89.4)
Foreign	(26.6)	(15.1)	(25.6)
U.S. State	20.6	(0.4)	(4.7)
Total deferred	105.8	(5.2)	(119.7)
Total Provision for income taxes	$321.6	$219.2	$179.3
As described in Note 2, “Summary of Significant Accounting Policies”, effective July 1, 2025, the Company adopted ASU No. 2023-09 on a prospective basis. The income tax rate reconciliation below for the fiscal year ended June 30, 2026 reflects the disclosure requirements of ASU No. 2023-09:

	Year Ended June 30,
	2026	%
	(in millions)
U.S. Federal statutory tax rate	$303.6	21.0
Domestic state and local income taxes, net of Federal tax effect (a)	36.8	2.5
Foreign tax effects	4.1	0.3
Domestic Federal:
Effect of cross-border tax laws	(20.7)	(1.4)
Tax credits	(7.5)	(0.5)
Non-taxable and non-deductible items, net	8.3	0.6
Changes in unrecognized tax benefits	(3.0)	(0.2)
Effective income tax rate	$321.6	22.2
 _________
(a)State and local income taxes in California, Illinois, New Jersey, New York, and Pennsylvania comprise the majority (greater than 50 percent) of the state and local income taxes, net of Federal effect category.

A reconciliation of the U.S. Federal statutory income tax rate to the Company’s effective income tax rate for the fiscal years ended June 30, 2025 and 2024 in accordance with the guidance prior to the adoption of ASU No. 2023-09 is as follows:

	For Years Ended June 30,
	2025	%	2024	%
	(in millions)
Provision for income taxes at U.S. statutory rate	$222.3	21.0	$184.2	21.0
Increase (decrease) in Provision for income taxes from:
State taxes, net of federal tax	24.9	2.4	20.5	2.3
Foreign rate differential	2.3	0.2	5.8	0.7
Valuation allowances	0.3	—	0.5	0.1
Stock-based compensation - excess tax benefits (“ETB”)	(20.5)	(1.9)	(12.9)	(1.5)
Tax Credits and Foreign-Derived Intangible Income Deduction (“FDII”)	(10.4)	(1.0)	(21.2)	(2.4)
Other	0.4	—	2.2	0.3
Total Provision for income taxes	$219.2	20.7	$179.3	20.4

The Provision for income taxes and effective tax rates for the fiscal year ended June 30, 2026 were $321.6 million and 22.2%, compared to $219.2 million and 20.7%, for the fiscal year ended June 30, 2025, respectively. The increase in the effective tax rate for the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025 was primarily driven by an increase in pre-tax income and lower discrete tax benefits. The decrease in discrete tax benefits was primarily driven by a decrease in the ETB.
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
A summary of income taxes paid by jurisdiction pursuant to ASU No. 2023-09 for the fiscal year ended June 30, 2026 is as follows:

For Year Ended June 30,
2026
(in millions)
U.S. Federal	$119.7
U.S. State and Local (a)	37.4
Foreign (a)	46.5
Total income taxes paid, net of refunds	$203.6
(a) No single state and local or foreign jurisdiction accounts for more than 5% of the total income taxes paid.
As of June 30, 2026, the Company had approximately $953.3 million of accumulated earnings and profits attributable to foreign subsidiaries. The Company considers $827.9 million of accumulated earnings attributable to foreign subsidiaries to be permanently reinvested outside the U.S. and has not determined the cost to repatriate such earnings since it is not practicable to calculate the amount of income taxes payable in the event all such foreign earnings are repatriated. The Company does not consider the remaining $125.4 million of accumulated earnings to be permanently reinvested outside the U.S. The Company has accrued approximately $4.9 million of foreign income and withholding taxes, state income taxes, and tax on exchange gain attributable to such earnings.
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

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2026 and 2025 were as follows:

	June 30,
	2026	2025
	(in millions)
Classification:
Long-term deferred tax assets (included in Other non-current assets)	$27.6	$26.8
Long-term deferred tax liabilities	(387.0)	(261.0)
Net deferred tax liabilities	$(359.4)	$(234.2)
Components:
Deferred tax assets:
Accrued expenses not currently deductible	$13.8	$14.9
Compensation and benefits not currently deductible	96.1	91.5
Net operating losses	23.2	24.6
Tax credits	5.3	7.3
Research and development expenses	57.3	139.0
Deferred revenue	43.4	70.5
Cross Currency Swap and Treasury-Locks	0.9	7.7
Other	—	3.4
Total deferred tax assets	239.9	358.8
Less: Valuation allowances	(6.9)	(11.2)
Deferred tax assets, net	233.0	347.6
Deferred tax liabilities:
Goodwill and identifiable intangibles	155.0	174.5
Depreciation	15.2	5.5
Deferred expenses	337.6	376.6
Unremitted earnings	4.9	8.0
Digital assets	48.6	—
Other	31.2	17.3
Deferred tax liabilities	592.4	581.9
Net deferred tax liabilities	$(359.4)	$(234.2)
The Company has estimated foreign net operating loss carryforwards of approximately $41.6 million as of June 30, 2026 of which $7.2 million are subject to expiration in the June 30, 2028 through June 30, 2043 period, and of which $34.4 million has an indefinite utilization period. In addition, the Company has estimated U.S. federal net operating loss carryforwards of approximately $20.0 million of which $6.3 million are subject to expiration in the June 30, 2027 through June 30, 2037 period with the balance of $13.7 million having an indefinite utilization period.
Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that the Company will not be able to utilize the deferred tax assets of certain subsidiaries to offset future taxable earnings. The Company has recorded valuation allowances of $6.9 million and $11.2 million at June 30, 2026 and 2025, respectively. The determination as to whether a deferred tax asset will be recognized is made on a jurisdictional basis and is based on the evaluation of historical taxable income or loss, projected future taxable income, carryforward periods, scheduled reversals of deferred tax liabilities and tax planning strategies. Projected future taxable income is based on expected results and assumptions as to the jurisdiction in which the income will be earned. The assumptions used to project future taxable income require significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.

The following table summarizes the activity related to the Company’s gross unrecognized tax positions:

	Fiscal Year Ended June 30,
	2026	2025	2024
	(in millions)
Beginning balance	$92.8	$74.7	$68.8
Gross increases related to prior period tax positions	9.1	23.6	8.0
Gross decreases related to prior period tax positions	(4.2)	(6.2)	(2.0)
Gross increases related to current period tax positions	8.5	7.1	7.5
Gross decreases related to settlements	—	(0.4)	(0.4)
Gross decreases due to lapse of the statute of limitations	(13.9)	(6.0)	(7.2)
Ending balance	$92.3	$92.8	$74.7
As of June 30, 2026, 2025 and 2024, the net reserve for unrecognized tax positions recorded by the Company that is included in the preceding table of gross unrecognized tax positions was $81.6 million, $82.6 million, and $67.3 million, respectively, and if reversed in full, would favorably affect the effective tax rate by these amounts, respectively.
During the fiscal year ended June 30, 2026, the Company reduced accrued interest by $0.2 million and recognized a total liability for interest on unrecognized tax positions of $7.6 million; in the fiscal year ended June 30, 2025, the Company increased accrued interest by $3.5 million and recognized a total liability for interest on unrecognized tax positions of $7.8 million; in the fiscal year ended June 30, 2024 the Company increased accrued interest by $0.1 million and recognized a total liability for interest on unrecognized tax positions of $4.2 million.
The Company is regularly subject to examination of its income tax returns by U.S. Federal, state and foreign income tax authorities. The tax years that are currently open and could be subject to income tax audits for U.S. federal and most state and local jurisdictions are fiscal years ending June 30, 2022 through June 30, 2026, and for Canadian operations that could be subject to audit in Canada, fiscal years ending June 30, 2022 through June 30, 2026. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements.

NOTE 20.     CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
The Company is a party to an Amended and Restated IT Services Agreement (“ITSA”) with Kyndryl, Inc. (“Kyndryl”), an entity formed by IBM’s spin-off of its managed infrastructure services business. Kyndryl provides certain aspects of the Company’s information technology infrastructure, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. On March 31, 2026, the Company further amended the ITSA which extended the arrangement through December 31, 2031 and incorporated an embedded lease for mainframe equipment and licenses for related software, which is expected to commence in March 2027. Fixed minimum commitments, including lease liabilities not yet recognized, under the ITSA at June 30, 2026 are $385.1 million through December 31, 2031, the final year of the ITSA.
Broadridge Software Limited, a subsidiary of the Company is party to the SIS Services Agreement with Kyndryl Canada, under which Kyndryl Canada provides infrastructure managed services for the SIS Business. The SIS Services Agreement expires on October 31, 2029. Fixed minimum commitments remaining under the SIS Services Agreement at June 30, 2026 are $103.1 million through October 31, 2029, the final year of the SIS Services Agreement.
The Company is a party to an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which Kyndryl operates, manages and supports the Company’s private cloud global distributed platforms and products, and operates and manages certain Company networks. The Private Cloud Agreement expires on March 31, 2030. Fixed minimum commitments remaining under the Private Cloud Agreement at June 30, 2026 are $62.9 million through March 31, 2030, the final year of the contract.

The following table summarizes the capitalized costs related to data center agreements as of June 30, 2026:

	Amended and Restated IT Services Agreement	Other	Total
	(in millions)
Capitalized costs, beginning balance	$63.0	$8.1	$71.2
Capitalized costs incurred	—	0.4	0.4
Impact of foreign currency exchange	—	(0.3)	(0.3)
Total capitalized costs, ending balance	63.0	8.2	71.2
Total accumulated amortization	(60.1)	(6.9)	(67.0)
Net Deferred Costs	$3.0	$1.2	$4.2
Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. Fixed minimum commitments remaining under the AWS Cloud Agreement at June 30, 2026 are $23.8 million through December 31, 2026.
Investments
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investment in this variable interest entity totaled $24.4 million as of June 30, 2026, which represents the carrying value of the Company's investment.
In addition, as of June 30, 2026, the Company also has a future commitment to fund $20.2 million to the Company’s other investees.
Contractual Obligations
The Company has obligations under the Amended IT Services Agreement, the Private Cloud Agreement, the AWS Cloud Agreement, software license agreements including hosted software arrangements, and software and hardware maintenance and support agreements.
The following table summarizes the total expenses related to these agreements:

	Years ended June 30,
	2026	2025	2024
	(in millions)
Data center expenses	$281.4	$254.8	$223.7
Software license agreements	132.6	105.8	101.5
Software/hardware maintenance agreements	71.0	68.5	72.4
Total expenses	$485.0	$429.0	$397.5

The future minimum commitments at June 30, 2026 for the aforementioned Amended IT Services Agreement, the Private Cloud Agreement, the AWS Cloud Agreement, software license agreements including hosted software arrangements, and software and hardware maintenance and support agreements are as follows:

Years Ending June 30,	(in millions)
2027	$238.2
2028	207.1
2029	173.3
2030	132.7
2031	81.6
Thereafter	35.5
Total	$868.5
The future minimum commitments table excludes $128.5 million of other liabilities recorded on the Company’s Consolidated Balance Sheet as of June 30, 2026.
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
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect subsidiary, which is a broker-dealer registered with the Securities and Exchange Commission and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At June 30, 2026, BBPO was in compliance with this net capital requirement. BBPO, as a participant of the Depository Trust Company (“DTC”), is also subject to DTC Section 1.B.iii which requires BBPO to maintain a minimum excess net capital amount. At June 30, 2026, BBPO was in compliance with this excess net capital requirement.
In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At June 30, 2026, Matrix Trust Company was in compliance with its capital requirements.

NOTE 21.     CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss):

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2023	$(273.6)	$(4.6)	$(6.5)	$(284.7)
Other comprehensive income (loss) before reclassifications	(46.8)	(1.3)	—	(48.0)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.2	0.8	1.1
Balances at June 30, 2024	$(320.3)	$(5.7)	$(5.7)	$(331.7)
Other comprehensive income (loss) before reclassifications	56.7	0.9	—	57.6
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.4	0.8	1.2
Balances at June 30, 2025	$(263.6)	$(4.4)	$(4.9)	$(272.9)
Other comprehensive income (loss) before reclassifications	(10.8)	(1.5)	—	(12.3)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	0.3	0.8	1.1
Balances at June 30, 2026	$(274.4)	$(5.6)	$(4.1)	$(284.1)
Refer to Note 2, “Summary of Significant Accounting Policies” for further details on the Foreign Currency Translation and Transactions policy.

NOTE 22.    FINANCIAL DATA BY SEGMENT
The Company operates in two reportable segments: Investor Communication Solutions and Global Technology and Operations. See Note 1, “Basis of Presentation” for a further description of the Company’s reportable segments.
The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). The chief operating decision maker utilizes earnings before income taxes to make decisions on resource allocation, including investment of profits, potential acquisitions, or return of capital. The chief operating decision maker does not review assets and capital expenditures in evaluating the results of the Company’s segments, therefore such information is not presented.

	Investor Communication Solutions (a), (b)	Global Technology and Operations (a), (b)	Total Reportable Segments	Corporate and Other (c)	Total
	(in millions)
Year ended June 30, 2026
Revenues	$5,560.8	$1,916.0	$7,476.8	$—	$7,476.8
Depreciation and amortization	46.7	47.5	94.2	43.5	137.7
Amortization of acquired intangibles	42.7	160.9	203.6	—	203.6
Amortization of other assets	37.6	106.9	144.5	22.6	167.1
Other direct expenses	3,938.2	1,154.8	5,093.0	429.6	5,522.6
Other segment items	392.1	148.1	540.2	(540.2)	—
Earnings (loss) before income taxes	$1,103.5	$297.8	$1,401.3	$44.5	$1,445.8

Year ended June 30, 2025
Revenues	$5,113.0	$1,776.1	$6,889.1	$—	$6,889.1
Depreciation and amortization	44.7	52.8	97.5	33.2	130.7
Amortization of acquired intangibles	42.9	153.7	196.6	—	196.6
Amortization of other assets	39.4	113.9	153.3	17.5	170.8
Other direct expenses	3,633.2	1,105.6	4,738.8	593.4	5,332.2
Other segment items	298.8	148.7	447.5	(447.5)	—
Earnings (loss) before income taxes	$1,054.0	$201.4	$1,255.4	$(196.7)	$1,058.7

Year ended June 30, 2024
Revenues	$4,857.9	$1,648.9	$6,506.8	$—	$6,506.8
Depreciation and amortization	40.1	49.4	89.5	30.3	119.8
Amortization of acquired intangibles	45.4	154.9	200.3	—	200.3
Amortization of other assets	38.5	102.6	141.1	16.7	157.8
Other direct expenses	3,514.5	1,032.7	4,547.2	604.3	5,151.5
Other segment items	269.0	135.9	404.9	(404.9)	—
Earnings (loss) before income taxes	$950.4	$173.3	$1,123.7	$(246.3)	$877.4

(a)Other direct expenses included in the Segment earnings (loss) before income taxes include interest, distribution, labor, lease, data center, and other expenses that are directly incurred by the segment.
(b)Other segment items include expenses related to centrally managed activities that are allocated to the reportable segments based on usage and other factors.
(c)The primary components of “Corporate and Other” are certain gains, losses, centrally managed activities, and non-operating expenses that have not been allocated to the reportable segments, such as interest expense, and for fiscal year 2026, the unrealized and realized gains or losses, as applicable, related to the Company’s digital asset holdings and Canton Digital Asset Treasury transaction. Refer to Note 2, “Summary of Significant Accounting Policies” and Note 8, “Fair Value of Financial Instruments” for details.

Revenues and assets by geographic area are as follows:

	United States	Canada	Europe	Other	Total
	(in millions)
Year ended June 30, 2026
Revenues	$6,374.6	$544.4	$493.6	$64.1	$7,476.8
Assets	$5,947.3	$609.4	$2,088.6	$299.8	$8,945.3
Year ended June 30, 2025
Revenues	$5,907.0	$463.8	$464.7	$53.6	$6,889.1
Assets	$5,667.4	$619.2	$2,000.9	$257.5	$8,545.0
Year ended June 30, 2024
Revenues	$5,620.1	$393.9	$445.9	$46.8	$6,506.8
Assets	$5,620.1	$457.2	$1,926.7	$238.4	$8,242.4

NOTE 23.     SUBSEQUENT EVENTS
On August 3, 2026, the Company’s Board of Directors approved an increase in the Company’s quarterly cash dividend by $0.115 per share to $1.09 per share, an increase in the expected annual dividend amount from $3.90 to $4.36 per share. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors, and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.

*    *    *    *    *    *     *

Broadridge Financial Solutions, Inc.
Schedule II—Valuation and Qualifying Accounts
(in millions)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Deductions	Balance at end of period
Fiscal year ended June 30, 2026:
Allowance for doubtful accounts	$12.5	$4.0	$—	$(3.4)	$13.2
Deferred tax valuation allowance	$11.2	$—	$—	$(4.3)	$6.9
Other receivables	$2.8	$—	$—	$—	$2.8
Fiscal year ended June 30, 2025:
Allowance for doubtful accounts	$9.7	$11.6	$—	$(8.7)	$12.5
Deferred tax valuation allowance	$10.8	$0.3	$0.1	$—	$11.2
Other receivables	$3.6	$—	$—	$(0.8)	$2.8
Fiscal year ended June 30, 2024:
Allowance for doubtful accounts	$7.2	$7.5	$—	$(5.1)	$9.7
Deferred tax valuation allowance	$10.3	$0.5	$—	$—	$10.8
Other receivables	$3.6	$—	$—	$—	$3.6

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
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer as of June 30, 2026, evaluated the effectiveness of our disclosure controls as defined in Rule 13a-15(e) under the Exchange Act. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2026 were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
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
Management has performed an assessment of the effectiveness of Broadridge’s internal control over financial reporting as of June 30, 2026 based upon criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that Broadridge’s internal control over financial reporting was effective as of June 30, 2026.
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
Chief Executive Officer

/s/ ASHIMA GHEI
Ashima Ghei
Corporate Vice President, Chief Financial Officer
Lake Success, New York
August 4, 2026

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
None

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III.
ITEM 10.    Directors, Executive Officers and Corporate Governance
We incorporate by reference the information responsive to this Item appearing in our definitive proxy statement to be filed within 120 days after the fiscal year ended June 30, 2026 (the “Proxy Statement”).
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
Date: August 4, 2026

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

Signature	Title	Date

/s/ TIMOTHY C. GOKEY	Chief Executive Officer and Director (Principal Executive Officer)	August 4, 2026
Timothy C. Gokey

/s/ ASHIMA GHEI	Corporate Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	August 4, 2026
Ashima Ghei

/s/ CHRISTOPHER J. PERRY	Director and President	August 4, 2026
Christopher J. Perry

/S/ EILEEN K. MURRAY	Chairperson of the Board	August 4, 2026
Eileen K. Murray

/s/ TODD T. DIGANCI	Director	August 4, 2026
Todd T. Diganci

/S/ ROBERT N. DUELKS	Director	August 4, 2026
Robert N. Duelks

/S/ MELVIN L. FLOWERS	Director	August 4, 2026
Melvin L. Flowers

/S/ PATRICIA A. MOSCONI	Director	August 4, 2026
Patricia A. Mosconi

/S/ MAURA A. MARKUS	Director	August 4, 2026
Maura A. Markus

/s/ ANNETTE L. NAZARETH	Director	August 4, 2026
Annette L. Nazareth

/S/ AMIT K. ZAVERY	Director	August 4, 2026
Amit K. Zavery

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)

1.1
Underwriting Agreement, dated as of May 6, 2021, among Broadridge Financial Solutions, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc., Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC, as representatives of the underwriters listed therein (incorporated by reference to Exhibit 1.1 of Form 8-K filed on May 17, 2021)

1.2
Underwriting Agreement, dated as of December 4, 2019, among Broadridge Financial Solutions, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc., Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC, as representatives of the underwriters listed therein (incorporated by reference to Exhibit 1.1 of Form 8-K filed on December 4, 2019)

1.3
Underwriting Agreement, dated as of May 4, 2026, among Broadridge Financial Solutions, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc., Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC, as representatives of the underwriters listed therein (incorporated by reference to Exhibit 1.1 of Form 8-K filed on May 6, 2026)

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

4.3	Form of Broadridge Financial Solutions, Inc. 2.900% Senior Note due 2029 (incorporated by reference to Exhibit 4.3 and included in Exhibit 4.2 to Form 8-K filed on December 9, 2019)

4.4
Fifth Supplemental Indenture dated as of May 17, 2021, by and between Broadridge Financial Solutions, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K filed on May 17, 2021)

4.5
Form of Broadridge Financial Solutions, Inc. 2.600% Senior Note due 2031 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on May 17, 2021, and is included in Exhibit 4.2 to Form 8-K filed on May 17, 2021)

4.6	Description of Securities

4.7
Indenture dated as of May 15, 2026 by and between Broadridge Financial Solutions, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 15, 2026)

4.8
First Supplemental Indenture dated as of May 15, 2026, by and between Broadridge Financial Solutions, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed on May 15, 2026)

4.9	Form of Broadridge Financial Solutions, Inc. 5.750% Senior Notes due 2036 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on May 15, 2026 and included in Exhibit 4.2 thereof)

10.1	Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.6 to Form 8-K filed on April 2, 2007)

10.2
Amendment No. 1 to the Broadridge Financial Solutions, Inc. Change in Control Severance Plan for Corporate Officers (incorporated by reference to Exhibit 10.26 to Form 10-K/A filed on October 27, 2010)

Exhibit Number	Description of Exhibit (1)
10.3	Officer Severance Plan dated September 16, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 20, 2011)

10.4	Amended and Restated Supplemental Officers Retirement Plan (“SORP”) (incorporated by reference to Exhibit 10.27 to Form 10-K/A filed on October 27, 2010)

10.5	Amendment to the Broadridge Financial Solutions, Inc. SORP, effective February 2, 2017 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 10, 2017)

10.6	Amendment to the Broadridge Financial Solutions, Inc. SORP, effective September 17, 2023 (incorporated by reference to Exhibit 10.6 to Form 10-K filed on August 6, 2024).

10.7	Broadridge Financial Solutions, Inc. Director Deferred Compensation Plan (Amended and Restated Effective December 7, 2022) (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 2, 2023)

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

10.20	Amendment Number One to the Broadridge Financial Solutions, Inc. Officer Severance Plan (incorporated by reference to Exhibit 10.25 to Form 10-K filed on August 11, 2020)

Exhibit Number	Description of Exhibit (1)
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

10.23	Form of Stock Option Grant Award Agreement for U.S. Non-Employee Directors (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 4, 2025)

10.24	Form of Deferred Stock Unit Award Agreement for U.S. Non-Employee Directors (incorporated by reference to Exhibit 10.27 to Form 10-K filed on August 12, 2021)
10.25	Form of Restricted Stock Unit Grant Award Agreement (Performance-Based) for U.S. Corporate Officers (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 4, 2025)

10.26	Form of Restricted Stock Unit Grant Award Agreement (Time-Based) for U.S. Corporate Officers (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on November 4, 2025)

10.27	Form of Stock Option Grant Award Agreement for U.S. Corporate Officers (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 4, 2025)

10.28	Amended and Restated Clawback Policy (incorporated by reference to Exhibit 10.28 to Form 10-K filed on August 5, 2025)

10.29
Term Credit Agreement dated August 21, 2025, among Broadridge Financial Solutions, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 21, 2025)

10.30*
Novation Agreement, dated July 28, 2021, among Broadridge Financial Solutions, Inc., International Business Machines Corporation and Kyndryl, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 3, 2021)

10.31*
SIS Services Agreement, dated as of November 1, 2024, by and between Kyndryl Canada Limited and Broadridge Software Limited (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on January 31, 2025)

10.32*
Amendment Number Seventeen to the Private Cloud Information Technology Services Agreement, dated March 31, 2026, by and between Broadridge Financial Solutions, Inc. and Kyndryl, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on April 30, 2026)

10.33*
Amendment Number Five to the Amended and Restated 2019 Information Technology Services Agreement, dated March 31, 2026, by and between Broadridge Financial Solutions, Inc. and Kyndryl, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on April 30, 2026)

10.34*
Amendment Number One to the SIS Services Agreement, dated March 31, 2026, by and between Broadridge Software ULC and Kyndryl Canada Limited (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on April 30, 2026)

10.35*	Amendments to the Private Cloud Information Technology Services Agreement, by and between Broadridge Financial Solutions, Inc. and Kyndryl, Inc.

10.36*	Amendment Number Two to the Amended and Restated 2019 Information Technology Services Agreement, dated December 31, 2019, by and between Broadridge Financial Solutions, Inc. and Kyndryl, Inc.

14.1	Code of Business Conduct and Ethics

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Form 10-K filed on August 6, 2024)

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

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

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Broadridge Financial Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2026, formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of earnings for the fiscal years ended June 30, 2026, 2025 and 2024, (ii) consolidated statements of comprehensive income for the fiscal years ended June 30, 2026, 2025 and 2024, (iii) consolidated balance sheets as of June 30, 2026 and 2025, (iv) consolidated statements of cash flows for the fiscal years ended June 30, 2026, 2025 and 2024, (v) consolidated statements of stockholders’ equity for the fiscal years ended June 30, 2026, 2025 and 2024, and (vi) the notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________
(1)The SEC File No. for the Company’s Form 8-K Reports referenced is 001-33220.
*Certain confidential information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk.