Form 10-Q
period 2026-09-30
BROADRIDGE FINANCIAL SOLUTIONS, INC.
filed 2026-11-03
CIK 1383312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number 001-33220

BROADRIDGE FINANCIAL SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-1151291
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

605 Third Avenue	10158
New York
New York
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 918-6900
Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on Which Registered:
Common Stock, par value $0.01 per share	BR	New York Stock Exchange

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 29, 2026, was 113,106,236 shares.

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
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, which was filed with the United States of America (“U.S.”) Securities and Exchange Commission (the “SEC”) on August 4, 2026 (the “2026 Annual Report”), for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and the 2026 Annual Report. We disclaim any obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Earnings
(In millions, except per share amounts)
(Unaudited)

		Three Months Ended September 30,
		2026	2025
Revenues	(Note 3)	$1,668.7	$1,589.4
Operating expenses:
Cost of revenues		1,240.3	1,166.8
Selling, general and administrative expenses		254.9	233.9
Total operating expenses		1,495.2	1,400.7
Operating income		173.5	188.8
Interest expense, net	(Note 5)	(27.1)	(24.2)
Other non-operating income (expenses), net		(36.7)	48.5
Earnings before income taxes		109.7	213.1
Provision for income taxes	(Note 15)	14.9	47.7
Net earnings		$94.8	$165.4

Basic earnings per share		$0.83	$1.41
Diluted earnings per share		$0.83	$1.40

Weighted-average shares outstanding:
Basic	(Note 4)	113.6	117.0
Diluted	(Note 4)	114.3	118.0

Amounts may not sum due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Net earnings	$94.8	$165.4
Other comprehensive income (loss), net:
Foreign currency translation adjustments	(20.1)	30.1
Pension and post-retirement liability adjustment, net of taxes of $(0.0) and $(0.0) for the three months ended September 30, 2026 and 2025, respectively	—	0.1
Cash flow hedge amortization, net of taxes of $(0.1) and $(0.1) for the three months ended September 30, 2026 and 2025, respectively	0.2	0.2
Total other comprehensive income (loss), net	(19.8)	30.4
Comprehensive income	$74.9	$195.8

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

		September 30, 2026	June 30, 2026
Assets
Current assets:
Cash and cash equivalents		$284.1	$402.9
Accounts receivable, net of allowance for doubtful accounts of $11.7 and $13.2, respectively		1,008.7	1,129.4
Other current assets		245.2	215.8
Total current assets		1,538.1	1,748.1
Property, plant and equipment, net		174.1	174.3
Goodwill		3,768.5	3,787.8
Intangible assets, net		1,136.3	1,199.9
Deferred client conversion and start-up costs	(Note 9)	811.2	819.3
Other non-current assets	(Note 10)	1,187.0	1,215.9
Total assets		$8,615.2	$8,945.3
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	(Note 12)	$—	$—
Payables and accrued expenses	(Note 11)	1,018.2	1,138.2
Contract liabilities		248.1	276.6
Total current liabilities		1,266.3	1,414.8
Long-term debt	(Note 12)	3,347.1	3,254.6
Deferred taxes		357.0	387.0
Contract liabilities		296.3	312.8
Other non-current liabilities	(Note 13)	734.6	735.5
Total liabilities		6,001.2	6,104.7
Commitments and contingencies	(Note 16)
Stockholders’ equity:
Preferred stock: Authorized, 25.0 shares; issued and outstanding, none		—	—
Common stock, $0.01 par value: Authorized, 650.0 shares; issued, 154.5 and 154.5 shares, respectively; and outstanding, 112.9 and 114.0 shares, respectively		1.6	1.6
Additional paid-in capital		1,795.6	1,771.2
Retained earnings		4,524.2	4,553.6
Treasury stock, at cost: 41.6 and 40.4 shares, respectively		(3,403.4)	(3,201.7)
Accumulated other comprehensive income (loss)	(Note 17)	(304.0)	(284.1)
Total stockholders’ equity		2,614.0	2,840.5
Total liabilities and stockholders’ equity		$8,615.2	$8,945.3

Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net earnings	$94.8	$165.4
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	36.6	32.7
Amortization of acquired intangibles and purchased intellectual property	38.9	50.8
Amortization of other assets	49.8	42.6
Write-down of long-lived assets and related charges	0.3	0.9
Stock-based compensation expense	23.2	15.5
Deferred income taxes	(28.0)	20.8
Digital assets change in fair market value	32.5	(45.8)
Other	(18.6)	(19.5)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	130.5	134.8
Other current assets	2.0	(9.3)
Payables and accrued expenses	(198.4)	(311.7)
Contract liabilities	(25.1)	(5.9)
Other non-current assets	(42.8)	(26.5)
Other non-current liabilities	(2.8)	(2.3)
Net cash flows from operating activities	93.2	42.3
Cash Flows From Investing Activities
Capital expenditures	(15.3)	(15.2)
Software purchases and capitalized internal use software	(1.6)	(14.4)
Acquisitions, net of cash acquired	(1.3)	(55.8)
Other investing activities	(2.2)	(14.6)
Net cash flows from investing activities	(20.5)	(100.0)
Cash Flows From Financing Activities
Debt proceeds	502.1	348.5
Debt repayments	(377.9)	(321.1)
Dividends paid	(111.2)	(103.1)
Purchases of Treasury stock	(200.2)	(150.5)
Proceeds from exercise of stock options	1.8	16.2
Other financing activities	(6.9)	(4.2)
Net cash flows from financing activities	(192.4)	(214.2)
Effect of exchange rate changes on Cash and cash equivalents	0.8	1.1
Net change in Cash and cash equivalents	(118.8)	(270.8)
Cash and cash equivalents, beginning of period	402.9	561.5
Cash and cash equivalents, end of period	$284.1	$290.7
Supplemental disclosure of cash flow information:
Cash payments made for interest	$13.6	$14.2
Cash payments made for income taxes, net of refunds	$110.9	$71.4
Non-cash investing and financing activities:
Accrual of unpaid property, plant, equipment and software	$4.5	$4.6
Accrual of unpaid stock repurchase excise tax	$2.0	$1.1
             Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2026	154.5	$1.6	$1,771.2	$4,553.6	$(3,201.7)	$(284.1)	$2,840.5
Comprehensive income (loss)	—	—	—	94.8	—	(19.8)	74.9
Stock option exercises	—	—	1.8	—	—	—	1.8
Stock-based compensation	—	—	23.1	—	—	—	23.1
Treasury stock acquired (1.1 shares)	—	—	—	—	(202.2)	—	(202.2)
Treasury stock reissued (less than 0.1 shares)	—	—	(0.5)	—	0.5	—	—
Common stock dividends ($1.09 per share)	—	—	—	(124.3)	—	—	(124.3)
Balances, September 30, 2026	154.5	$1.6	$1,795.6	$4,524.2	$(3,403.4)	$(304.0)	$2,614.0

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, June 30, 2025	154.5	$1.6	$1,663.0	$3,862.5	$(2,599.0)	$(272.9)	$2,655.1
Comprehensive income (loss)	—	—	—	165.4	—	30.4	195.8
Cumulative effect of change in accounting principle (a)	—	—	—	18.4	—	—	18.4
Stock option exercises	—	—	16.2	—	—	—	16.2
Stock-based compensation	—	—	15.0	—	—	—	15.0
Treasury stock acquired (0.6 shares)	—	—	—	—	(151.6)	—	(151.6)
Treasury stock reissued (0.2 shares)	—	—	(3.8)	—	3.8	—	—
Common stock dividends ($0.975 per share)	—	—	—	(113.8)	—	—	(113.8)
Balances, September 30, 2025	154.5	$1.6	$1,690.4	$3,932.5	$(2,746.8)	$(242.5)	$2,635.1
(a) Reflects the adoption of ASU 2023-08, “Intangibles—Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets.”
Amounts may not sum due to rounding.
See Notes to Condensed Consolidated Financial Statements.

Broadridge Financial Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
A. Description of Business. Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation, is a global financial technology leader powering investing, corporate governance, and communications. The Company delivers technology-driven solutions to banks, broker-dealers, asset and wealth managers, public companies, investors, and mutual funds, that enable the Company’s clients to operate, innovate and grow. The Company’s trusted expertise and transformative technology solutions help financial services companies enhance investor engagement, optimize trading and investing, and digitize communications. The principal markets in which the Company operates are located in North America and Europe. The Company operates in two reportable segments: Investor Communication Solutions (“ICS”) and Global Technology and Operations (“GTO”).
The Company’s Regulatory Solutions, Data-Driven Fund Solutions, Corporate Issuer Solutions, and Customer Communications Solutions are provided as part of the ICS segment. Through its Regulatory Solutions, the Company provides proxy services for bank, broker-dealer, public company, and fund clients, regulatory communication solutions for asset managers, fund communication solutions for fund managers, and international corporate governance solutions. The Company’s Data-Driven Fund Solutions includes a full range of data-driven analytics solutions for asset managers, broker-dealers, and retirement service providers as well as automated mutual fund and exchange-traded funds trade processing services for financial institutions. Through its Corporate Issuer Solutions, the Company provides an array of services for public companies, including shareholder meeting and proxy services, corporate governance, regulatory filings and disclosure, and stock transfer services. The Company’s Customer Communications Solutions include omni-channel customer communications management solutions for clients across financial services, healthcare, insurance, consumer finance, telecommunications, utilities, and other service industries.
The Company provides mission-critical, scale infrastructure to the global financial markets through the GTO segment. In Capital Markets, the Company provides front-to-back multi-asset, multi-currency platforms that power trading and post-trade processing for financial markets globally. In Wealth and Investment Management, the Wealth Platform and capabilities power the full lifecycle from investor experience, to advisor, to optimizing operations, while the Company’s Investment Management solutions provide buy-side technology solutions to the market. The Company’s Distributed Ledger Repo (DLR) technologies led by its DLX solution enables firms to innovate and support new tokenized requirements while its business process outsourcing services enable firms to achieve scale through technology and outsourcing.
B. Consolidation and Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and in accordance with Securities and Exchange Commission (“SEC”) requirements for Quarterly Reports on Form 10-Q. These financial statements present the condensed consolidated position of the Company and include the entities in which the Company directly or indirectly has a controlling financial interest, entities in which the Company has investments recorded under the equity method of accounting as well as certain marketable and non-marketable securities. Intercompany balances and transactions have been eliminated. Amounts presented may not sum due to rounding. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed with the SEC on August 4, 2026, which includes descriptions of significant accounting policies, as updated by the information contained in this report. These Condensed Consolidated Financial Statements include all normal and recurring adjustments necessary for a fair presentation in accordance with GAAP of the Company’s financial position on September 30, 2026 and June 30, 2026, the results of its operations for the three months ended September 30, 2026 and 2025, its cash flows for the three months ended September 30, 2026 and 2025, and its changes in stockholders’ equity for the three months ended September 30, 2026 and 2025.
C. Use of Estimates. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes thereto. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions and judgments that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates. The use of estimates in specific accounting policies is described further in the notes to the Condensed Consolidated Financial Statements, as appropriate.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities,” which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants received by business entities. Early adoption of the amendments is permitted. The Company’s early adoption of ASU 2025-10 in the first quarter of fiscal year 2027 on a modified prospective basis did not have a material impact on the Company’s Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires an entity to disclose additional information about specific expense categories. ASU 2024-03 is effective for the Company in the fourth quarter of fiscal year 2028. The amendments in this ASU must be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to any or all prior periods presented in the financial statements. Early adoption of the amendments is permitted. Upon adoption, this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software” (“ASU 2025-06”), which removes all references to sequential software development project stages and establishes new capitalization criteria. In order for capitalization to begin under the new guidance, management must authorize and commit to funding a project and meet a probable-to-complete recognition threshold. In evaluating whether the probable-to-complete recognition threshold has been met, management is required to consider whether there is a significant development uncertainty associated with the software project. The amendments in this ASU may be applied using (1) a prospective transition approach applying the guidance to new software costs incurred as of the beginning of the period of adoption for all projects, including in-process projects, (2) a retrospective transition approach by recasting comparative periods and recognizing a cumulative-effect adjustment to the opening balance of retained earnings, or (3) a modified transition approach applying the amendments on a prospective basis to new software costs incurred except for in-process projects that, as of the date of adoption the entity determines do not meet the capitalization requirements under the new guidance. ASU 2025-06 is effective for the Company in the first quarter of fiscal year 2029. Early adoption is permitted. The Company is currently assessing the impact that the adoption of ASU 2025-06 will have on the Company’s Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)”, which refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. ASU 2025-07 is effective for the Company in the first quarter of fiscal year 2028. The amendments in this ASU must be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) modified retrospectively to any or all prior periods presented in the financial statements. Early adoption of the amendments is permitted. The Company is currently assessing the impact that the adoption of ASU 2025-07 will have on the Company’s Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”, which clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. generally accepted accounting principles. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. ASU 2025-11 is effective for the Company in the first quarter of fiscal year 2029. The amendments in this ASU must be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to any or all prior periods presented in the financial statements. Early adoption of the amendments is permitted. The adoption of ASU 2025-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)”, which establishes a new accounting model for environmental credits and environmental credit obligations. The amendments provide recognition, measurement, presentation, and disclosure requirements for environmental credits and environmental credit obligations. ASU 2026-02 is effective for the Company in the first quarter of fiscal year 2029. The Company is currently evaluating the impact that the adoption of ASU 2026-02 will have on the Company’s Consolidated Financial Statements.

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
For the three months ended September 30, 2026 and 2025, the Company recognized revenue of $1.4 million and $3.7 million, respectively, as a result of its performance of services related to the Canton Network, which is included in Capital Markets revenues.

	Three Months Ended September 30,

	2026	2025
	(in millions)
Investor Communication Solutions
Regulatory	$230.3	$197.2
Data-driven fund solutions	121.6	111.0
Issuer	34.0	32.7
Customer communications	181.6	177.1
Total ICS Recurring revenues	567.6	518.0

Equity and other	33.8	24.0
Mutual funds	33.6	89.8
Total ICS Event-driven revenues	67.4	113.8

Distribution revenues	518.2	498.1

Total ICS Revenues	$1,153.2	$1,130.0

Global Technology and Operations
Capital markets	$327.2	$280.7
Wealth and investment management	188.3	178.8
Total GTO Recurring revenues	$515.5	$459.5

Total Revenues	$1,668.7	$1,589.4

Revenues by Type
Recurring revenues	$1,083.1	$977.5
Event-driven revenues	67.4	113.8
Distribution revenues	518.2	498.1
Total Revenues	$1,668.7	$1,589.4

Contract Balances
The following table provides information about contract assets and liabilities:

	September 30, 2026	June 30, 2026
	(in millions)
Contract assets	$143.1	$128.0
Contract liabilities	$544.4	$589.5
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
During the three months ended September 30, 2026, contract assets increased due to a difference between the timing of billing and the revenue recognition of software term license revenues, while contract liabilities decreased due to the timing of client invoices in relation to the timing of revenue recognized. The Company recognized $182.2 million of revenue during the three months ended September 30, 2026 that was included in the contract liability balance as of June 30, 2026.
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
The computation of diluted EPS excluded 1.2 million options and restricted stock units for the three months ended September 30, 2026, and 0.3 million options and restricted stock units for the three months ended September 30, 2025, as the effect of their inclusion would have been anti-dilutive.
The following table sets forth the denominators of the basic and diluted EPS computations:

	Three Months Ended September 30,
	2026	2025
	(in millions)
Weighted-average shares outstanding:
Basic	113.6	117.0
Common stock equivalents	0.7	1.0
Diluted	114.3	118.0

NOTE 5. INTEREST EXPENSE, NET
Interest expense, net consisted of the following:

	Three Months Ended September 30,
	2026	2025
	(in millions)
Interest expense on borrowings	$(30.1)	$(27.9)
Interest income	3.0	3.7
Interest expense, net	$(27.1)	$(24.2)

NOTE 6. ACQUISITIONS
Assets acquired and liabilities assumed in business combinations are recorded on the Company’s Condensed Consolidated Balance Sheets as of the respective acquisition date based upon the estimated fair values at such date. The results of operations of the businesses acquired by the Company are included in the Company’s Condensed Consolidated Statements of Earnings since the respective dates of the acquisitions. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed is allocated to Goodwill. Acquired Goodwill in connection with these acquisitions represents expected synergies from the combined operations. Pro forma information for these acquired businesses is not provided because they did not have a material effect, individually or in the aggregate, on the Company’s consolidated results of operations.
Refer to Note 8, “Fair Value of Financial Instruments” for further details on contingent consideration.
FISCAL YEAR 2027 BUSINESS COMBINATIONS
The Company has not completed any acquisitions as of September 30, 2026.
FISCAL YEAR 2026 BUSINESS COMBINATIONS
In April 2026, the Company acquired CQG, Inc. (“CQG”). CQG is a Denver-based execution management system provider to futures and options market participants. CQG is included in the Company’s GTO reportable segment. The aggregate purchase price included consideration transferred of $173.0 million in cash ($161.7 million net of cash acquired), $12.0 million in deferred payments, and contingent consideration with a maximum potential payout of $50.0 million. The contingent consideration is payable through fiscal year 2029 upon the achievement by the acquired business of certain defined revenue targets. Net tangible liabilities assumed in the transaction were $1.4 million, including measurement period adjustments and contingent liabilities incurred were valued at $28.0 million. The acquisition resulted in $77.7 million of Goodwill, which is tax deductible. Intangible assets acquired, which totaled $125.5 million, consist primarily of customer relationships and software technology, which are being amortized over a seven-year and five-year life, respectively.
In January 2026, the Company acquired Acolin Group Holdco Limited (“Acolin”). Acolin is a European provider of cross-border fund distribution and regulatory services. Acolin is included in the Company’s ICS reportable segment. The aggregate purchase price included consideration transferred of $70.2 million in cash ($65.4 million net of cash acquired), $2.4 million in deferred payments, and contingent consideration with a fair value of $16.9 million. The contingent consideration is payable through fiscal year 2027 based upon a percentage of eligible revenues achieved. Net tangible liabilities assumed in the transaction were $12.2 million, including measurement period adjustments. This acquisition resulted in $75.3 million of Goodwill, which is not tax deductible. Intangible assets acquired, which totaled $21.4 million, consist primarily of customer relationships and software technology, which are being amortized over a seven-year life and a five-year life, respectively.
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
The allocation of the purchase price is based on preliminary estimates of the fair value of assets acquired and liabilities assumed. The Company is currently evaluating these fair values, and such estimates are subject to revision as additional information becomes available. The Company will finalize the purchase price allocation as soon as practicable within the measurement period, which will not exceed one year from the acquisition date, which remains open for CQG and Acolin.

NOTE 7.    DERIVATIVE INSTRUMENTS
The following table presents the fair values of all derivative instruments included in the Consolidated Balance Sheets on a gross basis.

	September 30,		June 30,
	2026		2026
	Asset	Liability	Asset	Liability
	(in millions)
Fair Value Hedge (a)	$—	$35.2	$—	$2.9
Net Investment Hedge (b)	3.7	—	0.1	—
Total designated derivatives	$3.7	$35.2	$0.1	$2.9
(a) The Fair Value Hedge has an aggregate notional value of $500.0 million at September 30, 2026 and June 30, 2026. The Fair Value Hedge liability is included in Other non-current liabilities on the Company’s Consolidated Balance Sheets as of September 30, 2026 and June 30, 2026.
(b) The Net Investment Hedge has an aggregate notional value of €880.0 million at September 30, 2026 and June 30, 2026. The Net Investment Hedge asset is included in Other non-current assets on the Company’s Consolidated Balance Sheets as of September 30, 2026 and June 30, 2026.
Fair Value Hedge
The Company is exposed to interest rate risk in connection with our long-term debt portfolio. In May 2026, the Company executed interest rate swap agreements which were accounted for as fair value hedges that swap fixed for variable rate interest to hedge changes in the fair value of the fixed rate Fiscal 2026 Senior Notes.
Accordingly, variable rate interest expense on the fair value hedge is recorded within Interest expense, net in the Consolidated Statements of Earnings. Cash flows associated with the floating interest from the Company’s fair value hedges are reported in cash flows from operating activities in the Consolidated Statement of Cash Flows.
Net changes in the fair value of the interest rate swaps, along with the offsetting change in the fair value of the hedged notes, were recognized in Interest expense, net within the Consolidated Statements of Earnings. For the three months ended September 30, 2026, the Company’s reduction of Interest expense, net associated with the fair value hedge was $0.2 million.

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
For the three months ended September 30, 2026, and 2025, the Company’s pre-tax net unrealized gains and (losses) associated with the net investment hedge recognized in Other comprehensive income (loss) were $3.7 million and $9.3 million, respectively.

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
The following tables set forth the Company’s financial assets and liabilities at September 30, 2026 and June 30, 2026, respectively, that are recorded at fair value, segregated by level within the fair value hierarchy:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds	$0.1	$—	$—	$0.1
Other current assets:
Securities	$0.9	$—	$—	$0.9
Other non-current assets:
Securities (a)	234.0	—	—	234.0
Derivative asset	—	3.7	—	3.7
Pre-funded warrants	—	25.9	—	25.9
Digital assets	185.0	—	—	185.0
Total assets as of September 30, 2026	$420.0	$29.6	$—	$449.6
Liabilities:
Derivative liability	$—	$35.2	$—	$35.2
Contingent consideration obligations	—	—	59.3	59.3
Total liabilities as of September 30, 2026	$—	$35.2	$59.3	$94.5

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds	$7.7	$—	$—	$7.7
Other current assets:
Securities	$0.9	$—	$—	$0.9
Other non-current assets:
Securities (a)	232.5	—	—	232.5
Derivative asset	—	0.1	—	0.1
Pre-funded warrants	—	31.6	—	31.6
Digital assets	216.1	—	—	216.1
Total assets as of June 30, 2026	$457.2	$31.6	$—	$488.8
Liabilities:
Derivative liability	$—	$2.9	$—	$2.9
Contingent consideration obligations	—	—	59.9	59.9
Total liabilities as of June 30, 2026	$—	$2.9	$59.9	$62.7
_________
(a) Includes investments related to the Company’s Defined Benefit Pension Plans, Executive Retirement and Savings Plan (the “ERSP”) and shares of Canton Strategic Holdings, Inc. (“CNTN”) stock.
In addition, the Company has non-marketable securities with a carrying amount of $109.3 million and $108.4 million as of September 30, 2026 and June 30, 2026, respectively, that to the extent they have been remeasured during the period are classified as Level 2 financial assets and included as part of Other non-current assets on the Condensed Consolidated Balance Sheets.
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
The following table presents the Company’s Canton Coin holdings as of September 30, 2026 and June 30, 2026:

	September 30, 2026				June 30, 2026
	Quantity of Coins		Cost Basis	Fair Value	Quantity of Coins		Cost Basis	Fair Value
			($ in millions)				($ in millions)
Canton Coins (a)	1.5	billion	$14.7	$185.0	1.5	billion	$13.3	$216.1
(a) As of September 30, 2026, and June 30, 2026, the Company was restricted from transferring a total of 1.3 billion Canton Coins valued at $162.3 million and $189.9 million, respectively, as a result of its election under the Canton Coin lockup framework. In March 2026, the Canton Network approved a framework under which Super Validators may voluntarily lock a specified percentage of their aggregate lifetime earned Canton Coins to maintain the level at which the Company earns Canton Coins (“Super Validator Weight”). The amount of Super Validator Weight assigned to a participant is based on the percentage of lifetime Canton Coins that remain actively locked. The framework applies to both historical and future earned Canton Coins, and the required lock thresholds decline over time and are scheduled to end in mid-2029. Super Validators can unlock tokens at any time. Once unlocked, tokens are released gradually over a year. The Company has elected to lock 70% of the lifetime and future earned Canton Coins, which allows it to retain its current Super Validator Weight.

Prior to the second fiscal quarter of 2026, Canton Coins were classified as Level 3 within the fair value hierarchy because the valuation required assumptions that were both significant and unobservable. During the quarter ended December 31, 2025, the Company’s digital asset holdings were transferred from Level 3 to Level 1 as Canton Coins were listed on several public exchanges, and therefore quoted market prices in active markets were available. As of September 30, 2026, the Company’s Canton Coin holdings were measured at fair value based on quoted market prices from the Company’s principal market.
Canton Digital Asset Treasury
During the second quarter of fiscal year 2026, Broadridge contributed 342 million of its Canton Coins with a total fair value of $53.1 million at the time of the transaction for 17.3 million pre-funded common stock purchase warrants (the “Warrants”) representing an interest in CNTN, formerly Tharimmune, Inc. in conjunction with a private placement in public equity offering. Upon exercise, the Warrants entitle the Company to receive an equal number of shares of common stock of CNTN (together, the “Canton Digital Asset Treasury”). The Warrants are not able to be sold or transferred by the Company. Upon closing of the offering, CNTN began to execute a digital asset treasury strategy that includes the acquisition of Canton Coins via capital markets activities, generation of Canton Coins by applying to be a Super Validator, and investing in the development of applications on the Canton Network that drive institutional utility, scalability and adoption across capital markets.
The Warrants received as part of the Canton Digital Asset Treasury, as well as the shares of CNTN stock obtained by the Company as a result of exercise of the Warrants are recognized on the Consolidated Balance Sheet as part of Other non-current assets. During the first quarter of fiscal year 2027, the Company exercised 0.3 million of the Warrants to receive an equivalent number of shares of CNTN common stock. The publicly traded shares of CNTN common stock are classified as Level 1 of the fair value hierarchy, while the Warrants are classified as Level 2 as they are remeasured to fair value at the end of each reporting period based on the quoted public share price of CNTN shares. For the first quarter of fiscal year 2027, the Company recognized a $7.7 million loss within Other non-operating expenses related to the Canton Digital Asset Treasury transaction.
The following table presents a summary of the changes in the Company’s Canton Coin holdings during the three months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,
	2026	2025
	(in millions)
Beginning balance	$216.1	$—
Opening Retained Earnings Adjustment	—	24.5
Additions - Revenue	1.4	3.7
Dispositions	—	(1.6)
Total realized and unrealized gains (losses) included in other income (loss), net (a)	$(32.5)	$47.0
Ending balance	$185.0	$73.6
(a) Includes unrealized losses totaling $32.5 million during the three months ended September 30, 2026. Includes realized gains totaling $1.1 million and unrealized gains totaling $45.8 million during the three months ended September 30, 2025.
The following table sets forth an analysis of changes during the three months ended September 30, 2026 and 2025, respectively, in Level 3 financial liabilities of the Company:

	Three Months Ended September 30,
	2026	2025
	(in millions)
Beginning balance	$59.9	$14.0
Additional contingent consideration incurred	—	8.5
Net decrease in contingent consideration liability	(0.5)	—
Foreign currency impact on contingent consideration liability	—	—
Ending balance	$59.3	$22.5

NOTE 9. DEFERRED CLIENT CONVERSION AND START-UP COSTS
Deferred client conversion and start-up costs consisted of the following:

	September 30, 2026	June 30, 2026
	(in millions)
Deferred client conversion and start-up costs	$811.2	$819.3

The table below sets forth the total amount of Deferred client conversion and start-up costs and Deferred sales commission costs amortized in Operating expenses:

	Three Months Ended September 30,
	2026	2025
	(in millions)
Deferred client conversion and start-up cost amortization	$44.6	$36.3

NOTE 10. OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	September 30, 2026	June 30, 2026
	(in millions)
Long-term investments (a)	$392.9	$391.4
Digital assets (b)	185.0	216.1
ROU assets (c)	220.6	228.6
Contract assets (d)	143.1	128.0
Deferred sales commissions costs	136.4	137.7
Warrant assets (e)	25.9	31.6
Long-term broker fees	15.0	16.1
Deferred data center costs (f)	3.2	4.6
Other (g)	64.9	61.9
Total	$1,187.0	$1,215.9
_________
(a)Includes Rabbi Trust assets used to fund the Company’s the Supplemental Officer Retirement Plan (“SORP”) and the Supplemental Executive Retirement Plan (“SERP”) defined benefit pension plans with a value of $69.1 million at September 30, 2026 and $70.8 million at June 30, 2026. Refer to Note 18, “Employee Benefit Plans” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 for details regarding the SORP and SERP.
(b)Refer to Note 8, “Fair Value of Financial Instruments” for further discussion.
(c)ROU assets represent the Company’s right to use an underlying asset for the lease term.
(d)Contract assets result from revenue already recognized but not yet invoiced, including certain future amounts to be collected under software term licenses and certain other client contracts.
(e)Represents Warrants related to the Company's contribution of Canton Coins to CNTN during the second quarter of fiscal year 2026. Please refer to Note 8, “Fair Value of Financial Instruments” for a further discussion.
(f)Represents deferred data center costs associated with the Company’s information technology services agreements. Refer to Note 16, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” for a further discussion.
(g)Includes derivative assets as of September 30, 2026 and June 30, 2026 related to the Company’s cross-currency swap derivative contracts. Refer to Note 7, “Derivative Instruments” for a further discussion.

NOTE 11. PAYABLES AND ACCRUED EXPENSES
Payables and accrued expenses consisted of the following:

	September 30, 2026	June 30, 2026
	(in millions)
Accounts payable	$225.2	$149.7
Employee compensation and benefits (a)	209.7	372.4
Accrued broker fees	88.9	143.7
Accrued dividend payable	124.3	111.2
Customer deposits	82.5	83.7
Accrued taxes	31.9	72.6
Business process outsourcing administration fees	52.5	53.7
Acquisition related contingencies	44.2	18.1
Operating lease liabilities	38.9	38.9
Software license liabilities	30.9	30.9
Other	89.1	63.4
Total	$1,018.2	$1,138.2
_________
(a)Includes a restructuring liability of $13.0 million and $9.3 million as of September 30, 2026 and June 30, 2026, respectively.
NOTE 12. BORROWINGS
Outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Expiration Date	Principal amount outstanding at September 30, 2026	Carrying value at September 30, 2026	Carrying value at June 30, 2026	Unused Available Capacity
			(in millions)
Long-term debt
Fiscal 2025 Revolving Credit Facility (a):
U.S. dollar tranche	December 2029	$300.0	$300.0	$250.0	$700.0
Multicurrency tranche	December 2029	98.7	98.7	24.7	401.3
Total Revolving Credit Facility		$398.7	$398.7	$274.7	$1,101.3

Fiscal 2026 Term Loan (b)	August 2030	$750.0	$747.5	$747.3	$—

Fiscal 2020 Senior Notes (c)	December 2029	$750.0	$747.1	$746.9	$—
Fiscal 2021 Senior Notes (d)	May 2031	1,000.0	995.5	995.3	—
Fiscal 2026 Senior Notes (e)	May 2036	500.0	458.3	490.4	—
Total Senior Notes		$2,250.0	$2,200.9	$2,232.6	$—

Total debt		$3,398.7	$3,347.1	$3,254.6	$1,101.3
_______
(a)In December 2024, the Company amended and restated its five-year $1.5 billion revolving credit facility, comprising of $1.0 billion U.S. dollar and $500.0 million multicurrency tranches. The weighted-average interest rate was 4.43% and 4.60% for the three months ended September 30, 2026, and 2025, respectively. The interest is based on Adjusted Term

SOFR, Adjusted Term CORRA, EURIBOR, TIBOR, SONIA, and STIBOR plus margins of 0.785% to 1.250% per annum. The facility fee ranges from 0.090% to 0.250% per annum, based on ratings. Borrowings may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to the applicable drawn loan maturity.
(b)In August 2025, the Company amended and restated its term credit agreement, providing a $750.0 million term loan commitment. Interest is based on Term SOFR plus margins of 1.000% to 1.625% per annum, based on ratings. The Company may voluntarily prepay the term loan without premium or penalty.
(c)In December 2019, the Company issued $750.0 million aggregate principal amount of 2.90% senior notes. Interest is payable semiannually in arrears on June 1 and December 1; the effective yield to maturity is 2.933%. The notes may be redeemed before maturity.
(d)In May 2021, the Company issued $1,000.0 million aggregate principal amount of 2.60% senior notes. Interest is payable semiannually in arrears on May 1 and November 1; the effective yield to maturity is 2.605%. The notes may be redeemed before maturity.
(e)In May 2026, the Company issued $500.0 million aggregate principal amount of 5.75% senior notes. Interest is payable semiannually in arrears on May 15 and November 15; the effective yield to maturity is 5.790%. The notes may be redeemed before maturity.

Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2027	2028	2029	2030	2031	Thereafter	Total
(in millions)	$—	$—	$—	$1,148.7	$1,750.0	$500.0	$3,398.7

The Fiscal 2025 Revolving Credit Facility and Fiscal 2026 Term Loan are subject to certain covenants, including a leverage ratio. The senior notes indentures contain certain covenants including covenants restricting the Company’s ability to create or incur liens securing indebtedness for borrowed money, to enter into certain sale-leaseback transactions, certain subsidiary indebtedness, and to engage in mergers or consolidations and transfer or lease all or substantially all of our assets. The Company was in compliance with all covenants as of September 30, 2026.
The revolving credit facility, term loan, and senior notes are senior unsecured obligations of the Company and rank equally in right of payment.
In addition, certain of the Company’s subsidiaries established unsecured, uncommitted lines of credit with banks. As of September 30, 2026 and June 30, 2026, respectively, there were no outstanding borrowings under these lines of credit.
Fair Value
The fair values of the variable-rate Fiscal 2025 Revolving Credit Facility and Fiscal 2026 Term Loan as of September 30, 2026 should approximate their respective carrying value and have been classified as a Level 2 financial liability (as defined in Note 8, “Fair Value of Financial Instruments”).
The fair value of the fixed-rate Senior Notes was $2,023.5 million and $2,093.5 million as of September 30, 2026 and June 30, 2026, respectively, based on quoted market prices and have been classified as a Level 1 financial liability (as defined in Note 8, “Fair Value of Financial Instruments”).

NOTE 13. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	September 30, 2026	June 30, 2026
	(in millions)
Post-employment retirement obligations (a)	$266.3	$259.2
Operating lease liabilities	215.7	224.1
Software license liabilities	93.2	97.5
Non-current income taxes	75.7	73.3
Acquisition related contingencies	30.6	59.9
Other (b)	53.1	21.5
Total	$734.6	$735.5
_________
(a)Includes a total benefit obligation for the SORP and the SERP of $66.2 million at September 30, 2026 and $65.9 million at June 30, 2026. The SORP and SERP are effectively funded with assets held in a Rabbi Trust. The Rabbi Trust assets had a value of $69.1 million at September 30, 2026 and $70.8 million at June 30, 2026 and are included in Other non-current assets in the accompanying Condensed Consolidated Balance Sheets. Refer to Note 18, “Employee Benefit Plans” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 for details regarding the SORP and SERP.
(b)Includes derivative liabilities as of September 30, 2026 and June 30, 2026 related to the Company’s interest rate swap agreements. Refer to Note 7, “Derivative Instruments” for a further discussion.
NOTE 14. STOCK-BASED COMPENSATION
The activity related to the Company’s incentive equity awards for the three months ended September 30, 2026 consisted of the following:

	Stock Options		Time-based Restricted Stock Units		Performance-based Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Balances at June 30, 2026	2,206,908	$171.09	729,006	$192.36	285,732	$200.55
Granted	55,680	169.27	11,916	155.44	16,130	210.18
Exercise of stock options (a)	(17,548)	101.87	—	—	—	—
Vesting of restricted stock units	—	—	(2,794)	209.45	—	—
Expired/forfeited	(1,339)	213.05	(15,489)	196.97	(5,653)	202.06
Balances at September 30, 2026 (b),(c)	2,243,701	$171.56	722,639	$191.59	296,209	$201.05
_________
(a)Stock options exercised during the period of July 1, 2026 through September 30, 2026 had an aggregate intrinsic value of $1.1 million.
(b)As of September 30, 2026, the Company’s outstanding vested and exercisable stock options using the September 30, 2026 closing stock price of $161.10 (approximately 1.2 million shares) had an aggregate intrinsic value of $26.4 million with a weighted-average exercise price of $149.78 and a weighted-average remaining contractual life of 4.9 years. The total of all stock options outstanding as of September 30, 2026 has a weighted-average remaining contractual life of 6.6 years.
(c)As of September 30, 2026, time-based restricted stock units and performance-based restricted stock units expected to vest using the September 30, 2026 closing stock price of $161.10 (approximately 0.7 million and 0.3 million shares, respectively) had an aggregate intrinsic value of $111.8 million and $46.2 million, respectively. Performance-based restricted stock units granted in the table above represent initial target awards, and performance adjustments for (i) change in shares issued based upon attainment of performance goals determined in the period, and (ii) estimated change in shares issued resulting from attainment of performance goals to be determined at the end of the prospective performance period.
The Company has stock-based compensation plans under which the Company annually grants stock option and restricted stock unit awards. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant, with the measurement of stock-based compensation expense recognized in Net earnings based on the fair value of the award on the date of grant. Stock-based compensation expense of $23.2 million and $15.5 million, as well as related expected tax benefits of $3.6 million and $2.4 million were recognized for the three months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock unit awards amounted to $16.1 million and $55.9 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.9 years and 1.6 years, respectively.
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
NOTE 15. INCOME TAXES

	Three Months Ended September 30,
	2026	2025
	(in millions)
Provision for income taxes	$14.9	$47.7
Effective tax rate	13.6%	22.4%
Excess tax benefits	$0.1	$1.9
The decrease in the effective tax rate for the three months ended September 30, 2026 was primarily attributable to transferable federal tax credits which relate to the prior tax year.
NOTE 16. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS
Data Center Agreements
The Company is a party to an Amended and Restated IT Services Agreement (“ITSA”) with Kyndryl, Inc. (“Kyndryl”), an entity formed by IBM’s spin-off of its managed infrastructure services business. Kyndryl provides certain aspects of the Company’s information technology infrastructure, including supporting its mainframe, midrange, network and data center operations, as well as providing disaster recovery services. On March 31, 2026, the Company further amended the ITSA which extended the arrangement through December 31, 2031 and incorporated an embedded lease for mainframe equipment and licenses for related software, which is expected to commence in March 2027. Fixed minimum commitments, including lease liabilities not yet recognized, under the ITSA, at September 30, 2026 are $369.6 million through December 31, 2031, the final year of the ITSA.
Broadridge Software Limited, a subsidiary of the Company is party to the SIS Services Agreement with Kyndryl Canada, under which Kyndryl Canada provides infrastructure managed services for the SIS Business. The SIS Services Agreement expires on October 31, 2029. Fixed minimum commitments under the SIS Services Agreement at September 30, 2026 are $95.4 million through October 31, 2029, the final year of the SIS Services Agreement.
The Company is a party to an information technology agreement for private cloud services (the “Private Cloud Agreement”) under which Kyndryl operates, manages and supports the Company’s private cloud global distributed platforms and products, and operates and manages certain Company networks. The Private Cloud Agreement expires on March 31, 2030. Fixed minimum commitments under the Private Cloud Agreement at September 30, 2026 are $51.9 million through March 31, 2030, the final year of the contract.

Cloud Services Resale Agreement
On December 31, 2021, the Company and Presidio Networked Solutions LLC (“Presidio”), a reseller of services of Amazon Web Services, Inc. and its affiliates (collectively, “AWS”), entered into an Order Form and AWS Private Pricing Addendum, dated December 31, 2021 (the “Order Form”), to the Cloud Services Resale Agreement, dated December 15, 2017, as amended (together with the Order Form, the “AWS Cloud Agreement”), whereby Presidio will resell to the Company certain public cloud infrastructure and related services provided by AWS for the operation, management and support of the Company’s cloud global distributed platforms and products. The AWS Cloud Agreement expires on December 31, 2026. There was no commitment remaining under the AWS Cloud Agreement as of September 30, 2026.
Investments
The Company has an equity method investment that is a variable interest in a variable interest entity. The Company is not the primary beneficiary and therefore does not consolidate the investee. The Company’s potential maximum loss exposure related to its unconsolidated investments in this variable interest entity totaled $23.3 million as of September 30, 2026, which represents the carrying value of the Company's investment.
In addition, as of September 30, 2026, the Company has future commitments to fund $20.0 million to the Company’s other investees.
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
The Company’s business process outsourcing and mutual fund processing services are performed by Broadridge Business Process Outsourcing, LLC (“BBPO”), an indirect subsidiary, which is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Although BBPO’s FINRA membership agreement allows it to engage in clearing and the retailing of corporate securities in addition to mutual fund retailing on a wire order basis, BBPO does not clear customer transactions, process any retail business or carry customer accounts. As a registered broker-dealer and member of FINRA, BBPO is subject to the Uniform Net Capital Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which requires BBPO to maintain a minimum net capital amount. At September 30, 2026, BBPO was in compliance with this net capital requirement. BBPO, as a participant of the Depository Trust Company (“DTC”), is also subject to DTC Section 1.B.iii which requires BBPO to maintain a minimum excess net capital amount. At September 30, 2026, BBPO was in compliance with this excess net capital requirement.
In addition, Matrix Trust Company, a subsidiary of the Company, is a Colorado State non-depository trust company and National Securities Clearing Corporation trust member, whose primary business is to provide cash agent, custodial and directed trustee services to institutional customers, and investment management services to collective investment trust funds. As a result, Matrix Trust Company is subject to various regulatory capital requirements administered by the Colorado Division of Banking and the Arizona Department of Financial Institutions, as well as the National Securities Clearing Corporation. Specific capital requirements that involve quantitative measures of assets, liabilities, and certain off-balance sheet items, when applicable, must be met. At September 30, 2026, Matrix Trust Company was in compliance with its capital requirements.

NOTE 17. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) for the three and three months ended September 30, 2026, and 2025, respectively:

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2026	$(274.4)	$(5.6)	$(4.1)	$(284.1)
Other comprehensive income before reclassifications	(20.1)	—	—	(20.1)
Amounts reclassified from accumulated other comprehensive income	—	—	0.2	0.2
Balances at September 30, 2026	$(294.5)	$(5.6)	$(3.8)	$(304.0)

	Foreign Currency Translation	Pension and Post- Retirement Liabilities	Cash Flow Hedge	Total
	(in millions)
Balances at June 30, 2025	$(263.6)	$(4.4)	$(4.9)	$(272.9)
Other comprehensive income before reclassifications	30.1	—	—	30.1
Amounts reclassified from accumulated other comprehensive income	—	0.1	0.2	0.3
Balances at September 30, 2025	$(233.6)	$(4.3)	$(4.7)	$(242.5)

NOTE 18. INTERIM FINANCIAL DATA BY SEGMENT
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

	Investor Communication Solutions (a), (b)	Global Technology and Operations (a), (b)	Total Reportable Segments	Corporate and Other (c)	Total
	(in millions)
Three months ended September 30, 2026
Revenues	$1,153.2	$515.5	$1,668.7	$—	$1,668.7
Depreciation and amortization	11.5	10.9	22.3	14.3	36.6
Amortization of acquired intangibles	6.2	32.8	38.9	—	38.9
Amortization of other assets	3.6	33.7	37.3	12.5	49.8
Other direct expenses	924.5	298.2	1,222.7	210.9	1,433.6
Other segment items	103.5	41.3	144.9	(144.9)	—
Earnings (loss) before income taxes	$103.9	$98.6	$202.5	$(92.8)	$109.7

	Investor Communication Solutions (a), (b)	Global Technology and Operations (a), (b)	Total Reportable Segments	Corporate and Other (c)	Total
	(in millions)
Three months ended September 30, 2025
Revenues	$1,130.0	$459.5	$1,589.4	$—	$1,589.4
Depreciation and amortization	11.8	12.3	24.1	8.6	32.7
Amortization of acquired intangibles	9.8	41.0	50.8	—	50.8
Amortization of other assets	10.4	26.7	37.1	5.5	42.6
Other direct expenses	881.7	278.5	1,160.3	90.1	1,250.4
Other segment items	89.8	33.7	123.5	(123.5)	—
Earnings (loss) before income taxes	$126.4	$67.3	$193.8	$19.3	$213.1

(a)Other direct expenses included in the Segment earnings (loss) before income taxes include interest, distribution, labor, lease, data center, and other expenses that are directly incurred by the segment.
(b)Other segment items include expenses related to centrally managed activities that are allocated to the reportable segments based on usage and other factors.
(c)The primary components of “Corporate and Other” are certain gains, losses, centrally managed activities, and non-operating expenses that have not been allocated to the reportable segments, such as interest expense, and the unrealized and realized gains or losses, as applicable, on the Company’s digital asset holdings and Canton Digital Asset Treasury Transaction. Refer to Note 8, “Fair Value of Financial Instruments” for details.

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
OVERVIEW
Broadridge Financial Solutions, Inc. (“Broadridge” or the “Company”), a Delaware corporation, is a global financial technology leader powering investing, corporate governance, and communications. The Company delivers technology-driven solutions to banks, broker-dealers, asset and wealth managers, public companies, investors, and mutual funds, that enable the Company’s clients to operate, innovate and grow. The Company’s trusted expertise and transformative technology solutions help financial services companies enhance investor engagement, optimize trading and investing, and digitize communications. The principal markets in which the Company operates are located in North America and Europe. The Company operates in two reportable segments: Investor Communication Solutions (“ICS”) and Global Technology and Operations (“GTO”).
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
We acquired these four businesses for an aggregate purchase price of $282.8 million, net of cash acquired.
CONSOLIDATION AND BASIS OF PRESENTATION
The Condensed Consolidated Financial Statements have been prepared in accordance with U.S generally accepted accounting principles (“GAAP”). In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. The results of operations reported for interim periods presented are not necessarily indicative of the results of operations for subsequent periods. Refer to Note 1, “Basis of Presentation” to our Condensed Consolidated Financial Statements under Item 1 of Part 1 of this interim report on Form 10-Q for a more detailed discussion.

CRITICAL ACCOUNTING ESTIMATES
In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Management continually evaluates the accounting policies and estimates used to prepare the Condensed Consolidated Financial Statements. The estimates, by their nature, are based on judgment, available information, and historical experience and are believed to be reasonable. However, actual amounts and results could differ from these estimates made by management. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of results reported. The results of operations reported for the periods presented are not necessarily indicative of the results of operations for subsequent periods. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in the “Critical Accounting Policies” section of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2026 Annual Report.
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
Position Growth and Internal Trade Growth for the three months ended September 30, 2026, and 2025, are as follows:

	Three Months Ended September 30,
	2026	2025

Position Growth
Equity positions	16%	12%
Equity revenue positions	11%	7%
Mutual fund / ETF positions	16%	2%

Internal Trade Growth	7%	17%

Results of Operations
The following discussions of Analysis of Condensed Consolidated Statements of Earnings and Analysis of Reportable Segments refer to the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The Analysis of Condensed Consolidated Statements of Earnings should be read in conjunction with the Analysis of Reportable Segments, which provides a more detailed discussion concerning certain components of the Condensed Consolidated Statements of Earnings.
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
“Restructuring and Other Related Costs” consists of severance and other costs related to workforce actions resulting, in part, from the Company’s AI and productivity initiatives in fiscal year 2027 and the closure of substantially all operations of a production facility in fiscal year 2026.

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
Generally, mutual fund proxy activity has been subject to a greater level of volatility than the other components of event-driven activity. For the three months ended September 30, 2026, mutual fund proxy revenues were 74% lower than the three months ended September 30, 2025. During fiscal year 2026, mutual fund proxy revenues were flat compared to the prior fiscal year. Although it is difficult to forecast the levels of event-driven activity, we expect that the portion of revenues derived from mutual fund proxy activity may continue to experience volatility in the future.
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
The inherent variability of transaction volumes and activity levels can result in some variability of amounts reported as actual achieved Closed sales. Larger Closed sales can take up to 12 to 24 months or longer to convert to revenues, particularly for the services provided by our Global Technology and Operations segment. For the three months ended September 30, 2026 and for the fiscal year ended June 30, 2026, we reported Closed sales net of a 5% allowance adjustment. Consequently, our reported Closed sales amounts will not be adjusted for actual revenues achieved because these adjustments are estimated in the period the sale is reported. We assess this allowance amount at the end of each fiscal year to establish the appropriate allowance for the subsequent year using the trailing five years actual data as the starting point, normalized for outlying factors, if any, to enhance the accuracy of the allowance.
Closed sales for the three months ended September 30, 2026 were $35.6 million, an increase of $3.0 million, or 10%, compared to $32.5 million for the three months ended September 30, 2025. Closed sales for the three months ended September 30, 2026 and September 30, 2025 are net of an allowance adjustment of $1.9 million and $1.7 million, respectively.

ANALYSIS OF CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended September 30, 2026 and 2025, and the dollar and percentage changes between periods:

	Three Months Ended September 30,
			Change
	2026	2025	$	%
	(in millions, except per share amounts)
Revenues	$1,668.7	$1,589.4	$79.3	5
Cost of revenues	1,240.3	1,166.8	73.5	6
Selling, general and administrative expenses	254.9	233.9	21.0	9
Total operating expenses	1,495.2	1,400.7	94.5	7

Operating income	173.5	188.8	(15.3)	(8)
Margin	10.4%	11.9%
Interest expense, net	(27.1)	(24.2)	(3.0)	12
Other non-operating income (expenses), net	(36.7)	48.5	(85.2)	NM
Earnings before income taxes	109.7	213.1	(103.4)	(49)
Provision for income taxes	14.9	47.7	(32.8)	(69)
Effective tax rate	13.6%	22.4%
Net earnings	$94.8	$165.4	$(70.6)	(43)
Basic earnings per share	$0.83	$1.41	$(0.58)	(41)
Diluted earnings per share	$0.83	$1.40	$(0.57)	(41)

Weighted-average shares outstanding:
Basic	113.6	117.0
Diluted	114.3	118.0
_____________
NM - Not Meaningful

Revenues
The table below presents Condensed Consolidated Statements of Earnings data for the three months ended September 30, 2026 and 2025, and the dollar and percentage changes between periods:

	Three Months Ended September 30,
			Change
	2026	2025	$	%
	($ in millions)
Recurring revenues	$1,083.1	$977.5	$105.6	11
Event-driven revenues	67.4	113.8	(46.4)	(41)
Distribution revenues	518.2	498.1	20.0	4
Total	$1,668.7	$1,589.4	$79.3	5

	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	2pts	7pts	2pts	(0pts)	11%
Revenues increased $79.3 million, or 5%, to $1,668.7 million from $1,589.4 million.
•Recurring revenues increased $105.6 million, or 11%, to $1,083.1 million. Recurring revenue growth constant currency (Non-GAAP) was 11%, driven by 9pts from Organic growth.
•Event-driven revenues decreased $46.4 million, or 41%, as lower mutual fund proxy revenues were partially offset by higher equity and other revenue.
•Distribution revenues increased $20.0 million, or 4%, driven primarily by the postage rate increase of approximately $18 million.
Total operating expenses. Operating expenses increased $94.5 million, or 7%, to $1,495.2 million from $1,400.7 million:
•Cost of revenues - the increase of $73.5 million primarily reflects higher expenses in technology, labor, and distribution costs in our ICS segment, including the increase in postage rates of approximately $18.0 million, and higher expenses related to acquisitions.
•Selling, general and administrative expenses - the increase of $21.0 million primarily reflects higher labor and compensation-related expenses, including Restructuring and Other related costs.
Interest expense, net. Interest expense, net was $27.1 million, an increase of $3.0 million, from $24.2 million. The increase was primarily due to higher average borrowings and higher borrowing costs.
Other non-operating income (expenses), net. Other non-operating expenses for the three months ended September 30, 2026 were $36.7 million, compared to Other non-operating income of $48.5 million for the three months ended September 30, 2025. The decreased Earnings before income taxes was primarily as a result of non-cash Losses on Digital Assets of $40.2 million in the current year period compared to a gain of $45.8 million in the prior year period. Refer to Note 8, “Fair Value of Financial Instruments” for details related to the Company’s Canton Coin holdings and the Canton Digital Asset Treasury.
Provision for income taxes.
•Effective tax rate for the three months ended September 30, 2026: 13.6%
•Effective tax rate for the three months ended September 30, 2025: 22.4%
The decrease in the effective tax rate for the three months ended September 30, 2026 was primarily attributable to transferable federal tax credits which relate to the prior tax year.

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
Revenues

	Three Months Ended September 30,
			Change
	2026	2025	$	%
	($ in millions)
Investor Communication Solutions	$1,153.2	$1,130.0	$23.2	2
Global Technology and Operations	515.5	459.5	56.0	12
Total	$1,668.7	$1,589.4	$79.3	5
Earnings Before Income Taxes

	Three Months Ended September 30,
			Change
	2026	2025	$	%
	($ in millions)
Investor Communication Solutions	$103.9	$126.4	$(22.5)	(18)
Global Technology and Operations	98.6	67.3	31.2	47
Corporate and Other	(92.8)	19.3	(112.2)	(581)
Total	$109.7	$213.1	$(103.4)	(49)

The amount of amortization of acquired intangibles and purchased intellectual property by segment is as follows:

	Three Months Ended September 30,
			Change
	2026	2025	$	%
	($ in millions)
Investor Communication Solutions	$6.2	$9.8	$(3.6)	(37)
Global Technology and Operations	32.8	41.0	(8.2)	(20)
Total	$38.9	$50.8	$(11.8)	(23)

Investor Communication Solutions
The table below presents Revenues and Earnings before income taxes for the Investor Communications Solutions segment:

	Three Months Ended September 30,
			Change
	2026	2025	$	%
	($ in millions)
Revenues
Recurring revenues	$567.6	$518.0	$49.6	10
Event-driven revenues	67.4	113.8	(46.4)	(41)
Distribution revenues	518.2	498.1	20.0	4
Total	$1,153.2	$1,130.0	$23.2	2

Earnings Before Income Taxes
Earnings before income taxes	$103.9	$126.4	$(22.5)	(18)
Pre-tax Margin	9.0%	11.2%

	Three Months Ended September 30, 2026
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	2pts	6pts	1pt	(0pts)	10%
For the three months ended September 30, 2026:
•Recurring revenues increased $49.6 million, or 10%, to $567.6 million. Recurring revenue growth constant currency (Non-GAAP) was 10%, driven by 8pts of Organic growth.
•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Regulatory rose 17% and 17%, respectively. Equity revenue position growth was 11% and Mutual fund/ETF position growth was 16%.
◦Data-driven fund solutions increased 10% and 10%, respectively, driven by growth from the acquisitions of Acolin and iJoin and in data and analytics revenues.
◦Issuer rose 4% and 4%, respectively, driven by growth in disclosure solutions.
◦Customer communications rose 3% and 3%, respectively, driven by growth in digital and print revenues, as well as the acquisition of Signal.
•Event-driven revenues decreased $46.4 million, or 41%, as lower mutual fund proxy revenues were partially offset by higher equity and other revenue.
•Distribution revenues increased $20.0 million, or 4%, driven primarily by the postage rate increases of approximately $18.0 million.
•Earnings before income taxes decreased $22.5 million, or 18%, to $103.9 million. The earnings benefit from higher Recurring revenue was offset by lower Event-driven revenues and higher Operating expenses. Operating expenses rose 5%, or $45.7 million, to $1,049.2 million driven by higher distribution and technology expenses, as well as the impact of acquisitions.

Global Technology and Operations
The table below presents Revenues and Earnings before income taxes for the Global Technology and Operations segment:

	Three Months Ended September 30,
			Change
	2026	2025	$	%
	($ in millions)
Revenues
Recurring revenues	$515.5	$459.5	$56.0	12

Earnings Before Income Taxes
Earnings before income taxes	$98.6	$67.3	$31.2	47
Pre-tax Margin	19.1%	14.6%

	Three Months Ended September 30, 2026
	Points of Growth
	Net New Business	Internal Growth	Acquisitions	Foreign Exchange	Total
Recurring revenue Growth Drivers	2pts	8pts	3pts	(0pts)	12%

For the three months ended September 30, 2026:
•Recurring revenues increased $56.0 million, or 12%, to $515.5 million. Recurring revenue growth constant currency (Non-GAAP) was 13%, driven by 10pts of Organic growth and 3pts from the acquisition of CQG.
•By product line, Recurring revenue growth and Recurring revenue growth constant currency (Non-GAAP) were as follows:
◦Capital Markets rose 17% and 17%, respectively, driven by 12pts of Organic growth, including a 4pt benefit from higher software term license revenues and 5pts from the acquisition of CQG.
◦Wealth and Investment Management rose 5% and 6%, respectively, all Organic, including 3pts of higher software term license revenues.
•Earnings before income taxes increased $31.2 million, or 47%, to $98.6 million, as higher revenues more than offset higher expenses. Operating expenses rose 6%, or $24.8 million, to $417.0 million driven by higher revenue and technology expenses, as well as the impact of the CQG acquisition.

Corporate and Other
Loss before income taxes was $92.8 million for the three months ended September 30, 2026, a $112.2 million reduction compared to Earnings before income taxes of $19.3 million for the three months ended September 30, 2025.
•The decreased earnings before income taxes for the three months ended September 30, 2026 was primarily due to the non-cash Losses on Digital Assets of $40.2 million in the current year period compared to a gain of $45.8 million in the prior year period, and Restructuring and Other Related Costs of $15.2 million in the current year period. Refer to Note 8, “Fair Value of Financial Instruments” for details related to the Company’s Canton Coin holdings and the Canton Digital Asset Treasury.
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
Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Earnings and Adjusted Earnings Per Share
These Non-GAAP measures reflect Operating income, Operating income margin, Net earnings, and Diluted earnings per share, and are adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items, the exclusion of which management believes provides insight regarding our ongoing operating performance. Depending on the period presented, these adjusted measures exclude the impact of certain of the following items:
(i) Amortization of Acquired Intangibles and Purchased Intellectual Property, which represent non-cash amortization expenses associated with the Company’s acquisition activities.
(ii) Acquisition and Integration Costs, which represent certain transaction and integration costs associated with the Company’s acquisition activities.
(iii) Restructuring and Other Related Costs, which represent severance related to workforce actions resulting, in part, from the Company’s AI and productivity initiatives in fiscal year 2027 and severance and other costs related to the closure of substantially all operations of a production facility in fiscal year 2026. Refer to Note 14, “Payables and Accrued Expenses” for further details.
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
Reconciliation of such Non-GAAP measures to the most directly comparable GAAP measures (unaudited)

	Three Months Ended September 30,
	2026	2025
	(in millions)
Operating income (GAAP)	$173.5	$188.8
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	38.9	50.8
Acquisition and Integration Costs	1.9	7.2
Restructuring and Other Related Costs (a)	15.2	4.4
Adjusted Operating income (Non-GAAP)	$229.6	$251.2
Operating income margin (GAAP)	10.4%	11.9%
Adjusted Operating income margin (Non-GAAP)	13.8%	15.8%

	Three Months Ended September 30,
	2026	2025
	(in millions)
Net earnings (GAAP)	$94.8	$165.4
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	38.9	50.8
Acquisition and Integration Costs	1.9	7.2
Restructuring and Other Related Costs (a)	15.2	4.4
Gains or Losses on Digital Assets	40.2	(45.8)
Subtotal of adjustments	96.3	16.6
Tax impact of adjustments (b)	(13.2)	(3.9)
Adjusted Net earnings (Non-GAAP)	$177.9	$178.1

	Three Months Ended September 30,
	2026	2025
Diluted earnings per share (GAAP)	$0.83	$1.40
Adjustments:
Amortization of Acquired Intangibles and Purchased Intellectual Property	0.34	0.43
Acquisition and Integration Costs	0.02	0.06
Restructuring and Other Related Costs (a)	0.13	0.04
Gains or Losses on Digital Assets	0.35	(0.39)
Subtotal of adjustments	0.84	0.14
Tax impact of adjustments (b)	(0.12)	(0.03)
Adjusted earnings per share (Non-GAAP)	$1.56	$1.51

(a) Restructuring and Other Related Costs for the three months ended September 30, 2026 represent severance related to workforce actions resulting, in part, from the Company’s AI and productivity initiatives. The Company continues to evaluate expanding these actions as it investigates additional AI and other productivity initiatives.
Restructuring and Other Related Costs for the three months ended September 30, 2025 consist of severance and other costs related to the closure of substantially all operations of a production facility. Actions and associated costs related to the closure were completed in the third quarter of fiscal year 2026.
Costs incurred are not reflected in segment profit and are recorded within Corporate and Other.
(b) Calculated using the GAAP effective tax rate, adjusted to exclude $0.1 million and $1.9 million of excess tax benefits associated with stock-based compensation for the three months ended September 30, 2026 and 2025, respectively. For purposes of calculating the Adjusted earnings per share, the same adjustments were made on a per share basis.

	Three Months Ended September 30,
	2026	2025
	(in millions)
Net cash flows from operating activities (GAAP)	$93.2	$42.3
Capital expenditures and Software purchases and capitalized internal use software	(16.9)	(29.6)
Free cash flow (Non-GAAP)	$76.3	$12.7

	Three Months Ended September 30, 2026

Investor Communication Solutions	Regulatory	Data-Driven Fund Solutions	Issuer	Customer Communications	Total
Recurring revenue growth (GAAP)	17%	10%	4%	3%	10%
Impact of foreign currency exchange	0%	0%	0%	0%	0%
Recurring revenue growth constant currency (Non-GAAP)	17%	10%	4%	3%	10%

	Three Months Ended September 30, 2026

Global Technology and Operations	Capital Markets	Wealth and Investment Management	Total
Recurring revenue growth (GAAP)	17%	5%	12%
Impact of foreign currency exchange	0%	1%	0%
Recurring revenue growth constant currency (Non-GAAP)	17%	6%	13%

Three Months Ended September 30, 2026

Consolidated	Total
Recurring revenue growth (GAAP)	11%
Impact of foreign currency exchange	0%
Recurring revenue growth constant currency (Non-GAAP)	11%

Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents consisted of the following:

	September 30, 2026	June 30, 2026
	(in millions)
Cash and cash equivalents:
Domestic cash	$56.3	$103.1
Cash held by foreign subsidiaries	151.7	241.0
Cash held by regulated entities	76.1	58.8
Total cash and cash equivalents	$284.1	$402.9

At September 30, 2026, Cash and cash equivalents were $284.1 million and Total stockholders’ equity was $2,614.0 million. At the current time, and in future periods, we expect cash generated by our operations, together with existing cash, cash equivalents, and borrowings from the capital markets, to be sufficient to cover cash needs for working capital, capital expenditures, strategic acquisitions, dividends and common stock repurchases.
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
Future principal payments on the Company’s outstanding debt are as follows:

Years ending June 30,	2027	2028	2029	2030	2031	Thereafter	Total
(in millions)	$—	$—	$—	$1,148.7	$1,750.0	$500.0	$3,398.7
Please refer to Note 12, “Borrowings” to our Condensed Consolidated Financial Statements in Item 1. of Part I of this Quarterly Report on Form 10-Q for a more detailed discussion, including outstanding borrowings and available capacity under the Company’s borrowing arrangements.

Cash Flows

	Three Months Ended September 30,
			Change
	2026	2025	$
	(in millions)
Net cash flows from operating activities	$93.2	$42.3	$50.9
Net cash flows from investing activities	(20.5)	(100.0)	79.5
Net cash flows from financing activities	(192.4)	(214.2)	21.8
Effect of exchange rate changes on Cash and cash equivalents	0.8	1.1	(0.2)
Net change in Cash and cash equivalents	$(118.8)	$(270.8)	$152.0

Free cash flow:
Net cash flows from operating activities (GAAP)	$93.2	$42.3	$50.9
Capital expenditures and Software purchases and capitalized internal use software	(16.9)	(29.6)	12.7
Free cash flow (Non-GAAP)	$76.3	$12.7	$63.6

The increase in cash from operating activities of $50.9 million in the three months ended September 30, 2026, as compared to the three months ended September 30, 2025 was primarily due to a decrease in cash used for Accounts payable and accrued expenses of $113.4 million, partially offset by a decrease in Net earnings of $70.6 million.
The increase in cash from investing activities of $79.5 million in the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily driven by a decrease in cash used for acquisitions of $54.4 million as well as a decrease in cash used for Software purchases and capitalized internal use software of $12.8 million.
The increase in cash from financing activities of $21.8 million in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily reflects an increase in net borrowings of $96.7 million, partially offset by an increase in cash used for stock buybacks net of cash proceeds for stock option issuances of $64.1 million.

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
Contractual Obligations

Refer to Note 16, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” to our Consolidated Financial Statements under Item 1. of Part I of this Quarterly Report on Form 10-Q for a more detailed discussion of the Company’s contractual obligations.

Recently-issued Accounting Pronouncements
Please refer to Note 2, “New Accounting Pronouncements” to our Condensed Consolidated Financial Statements under Item 1. of Part I of this Quarterly Report on Form 10-Q, for a discussion on the impact of new accounting pronouncements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the quantitative and qualitative disclosures about market risk previously disclosed in Item 7A. of our 2026 Annual Report.
Item 4.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. The Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2026 were effective.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to claims and litigation. While the outcome of any claim or litigation is inherently unpredictable, the Company believes that the ultimate resolution of these matters will not, individually or in the aggregate, result in a material impact on its financial condition, results of operations, or cash flows. For information concerning the Company’s legal proceedings, reference is made to Note 16, “Contractual Commitments, Contingencies and Off-Balance Sheet Arrangements” to the unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Item 1A. RISK FACTORS
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under Item 1A. to Part I in our 2026 Annual Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our 2026 Annual Report.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Plan Authorization
On August 3, 2026, the Board authorized a new share repurchase program under which Broadridge may repurchase up to $1.5 billion of its outstanding common stock (the “2026 Share Repurchase Program”). This authorization replaces the 3.5 million shares remaining under the Board’s previous authorization last approved in 2019 (the “2019 Share Repurchase Program”). The 2026 Share Repurchase program has no expiration date and may be suspended, modified, or discontinued at any time at the discretion of the Board. Repurchases under the 2026 Share Repurchase Program may be made from time to time in open market transactions, privately negotiated transactions, transactions pursuant to Rule 10b5-1 trading arrangements, or other transactions permitted by applicable securities laws and regulations. The timing, number, and value of shares repurchased will depend on market conditions, the market price of Broadridge’s common stock, available liquidity, capital allocation priorities, applicable legal requirements, and other factors considered relevant by management and the Board.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information about our purchases of our equity securities for each of the three months during our first fiscal quarter ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
2019 Share Repurchase Program
July 1, 2026 - July 31, 2026	—	$—	—	3,464,789
2026 Share Repurchase Program
August 1, 2026 - August 31, 2026	1,027,522	175.37	1,026,491	$1,319,980,848
September 1, 2026 - September 30, 2026	111,205	179.88	111,205	$1,299,977,397
	1,138,727	$175.81	1,137,696
_____________
(1)Includes 1,031 shares purchased from employees to pay taxes related to the vesting of stock-based compensation awards.
(2)During the fiscal quarter ended September 30, 2026, the Company repurchased 1,137,696 shares of common stock at an average price of $175.81, all of which were under the Company’s 2026 Share Repurchase Program. At September 30, 2026, the Company had $1.3 billion available for repurchase under its 2026 Share Repurchase Program. Any share repurchases will be made in the open market or privately negotiated transactions in compliance with applicable legal requirements and other factors.

Item 5.    OTHER INFORMATION
On August 12, 2026, the Company’s Director, Maura Markus, adopted a Rule 10b5-1 trading arrangement (the “Markus 10b5-1 Plan”) for the sale of securities of the Company. The Markus 10b5-1 Plan allows for the contemporaneous exercise of options and sale of up to 4,753 underlying shares of the Company’s common stock received upon exercise, subject to the satisfaction of the Company’s stock retention and holding period requirements. The Markus 10b5-1 Plan will expire on November 17, 2026.
The Markus 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

Item 6.    EXHIBITS
The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification of the Chief Executive Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Broadridge Financial Solutions, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Broadridge Financial Solutions, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated statements of earnings for the three months ended September 30, 2026 and 2025, (ii) condensed consolidated statements of comprehensive income for the three months ended September 30, 2026 and 2025, (iii) condensed consolidated balance sheets as of September 30, 2026 and June 30, 2026, (iv) condensed consolidated statements of cash flows for the three months ended September 30, 2026 and 2025, (v) condensed consolidated statements of stockholders’ equity for the three months ended September 30, 2026 and 2025, and (vi) the notes to the condensed consolidated financial statements. XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

BROADRIDGE FINANCIAL SOLUTIONS, INC.

Date: November 3, 2026	By:	/s/ Ashima Ghei
Ashima Ghei
Corporate Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)